Form 10-K
period 1993-12-25
KIEWIT PETER SONS INC
filed 1994-03-25
CIK 794323

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended                                      Commission File
December 25, 1993                                               Number 0-15658

                            PETER KIEWIT SONS', INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                            47-0210602
(State of Incorporation)                                      (I.R.S. Employer
                                                           Identification No.)

1000 Kiewit Plaza, Omaha, Nebraska                                       68131
(Address of principal executive offices)                            (Zip Code)

                             (402) 342-2052
                    (Registrant's telephone number,
                         including area code)

       Securities registered pursuant to Section 12(b) of the Act:
                                 None.
       Securities registered pursuant to Section 12(g) of the Act:

        Class B Construction & Mining Group Nonvoting Restricted
         Redeemable Convertible Common Stock, par value $.0625
        Class C Construction & Mining Group Restricted Redeemable
         Convertible Exchangeable Common Stock, par value $.0625
        Class D Diversified Group Convertible Exchangeable
                    Common Stock, par value $.0625

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant's stock is not publicly traded, and therefore there is no ascertainable aggregate market value of voting stock held by nonaffiliates.

     As of March 15, 1994, the number of shares outstanding of each class of the Company's common stock was:

                         Class B -  1,000,400 shares
                         Class C - 14,199,160 shares
                         Class D - 20,556,699 shares

Portions of the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                 PART I

ITEM 1.   BUSINESS.

     Peter Kiewit Sons', Inc. (the "Company") was incorporated in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. The Company entered the coal mining business in 1943 and the telecommunications business in 1988. Since 1990, the Company's subsidiary, PKS Information Services, Inc. has provided computer services to third parties. Financial information about the construction, mining, and telecommunications segments, as well as geographical information, is contained in Note 17 to the Company's consolidated financial statements.

     In connection with a reclassification of the Company's securities in January 1992, the business units of the Company were realigned into two groups. The Construction & Mining Group contains the Company's traditional construction operations and Kiewit Mining Group Inc., which performs mining management services for the Company's mining properties. The Diversified Group (through Kiewit Diversified Group Inc., or "KDG") contains mining properties and miscellaneous investments, as well as interests in MFS Communications Company, Inc., California Energy Company, Inc., and C-TEC Corporation. Additional detailed information about each of those three companies can be obtained from their separate Forms 10-K filed with the U.S. Securities and Exchange Commission.


                          CONSTRUCTION

     The construction business is conducted by operating subsidiaries of Kiewit Construction Group Inc., a wholly-owned subsidiary of the Company (collectively, "KCG"). KCG and its joint ventures perform construction services for a wide range of public and private customers primarily in North America. New contract awards during 1993 were distributed among the following construction markets: transportation, including highways, bridges, airports and railroads (58%), sewer and waste disposal (13%), buildings (11%), oil and gas (7%), power (6%), residential (2%), and water supply systems (1%), with smaller awards in the dams and reservoirs, marine, and mining markets.

     As general contractors, KCG's operating subsidiaries are responsible for the overall direction and management of construction projects and for completion of each contract in accordance with terms and specifications.
KCG plans and schedules the projects, procures materials, hires workers as needed, and awards subcontracts. KCG generally requires performance and payment bonds or other assurances of operational capability and financial capacity from its subcontractors.

     KCG's construction contracts generally provide for the payment of a fixed price for the work performed. Profit is realized by the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount. The contracts generally provide for progress payments as work is completed, with a retainage to be paid when performance is substantially complete. Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

     Government Contracts. Public contracts accounted for 67% of the combined prices of contracts awarded to KCG during 1993. Most of these contracts were awarded by government agencies after competitive bidding. Most public contracts are subject to termination at the election of the government. In the event of termination, the contractor is entitled to receive the contract price on completed work and payment of termination related costs. The volume of available government work is affected by budgetary and political considerations. A significant decrease in the amount of new government contracts, for whatever reasons, would have a material adverse effect on KCG.

     Demand. The volume and profitability of KCG's construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors. Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects. KCG's construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action.

     Joint Ventures. KCG enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of costs and expenses, the other venturers may be required to pay those costs and expenses. KCG prefers to act as the sponsor of joint ventures. KCG's share of joint venture revenue accounted for 24% of its 1993 total revenue.

     Locations. KCG structures its construction operations around 20 principal operating offices located throughout the U.S. and Canada, with headquarters in Omaha, Nebraska. Through its decentralized system of management, KCG has been able to quickly respond to changes in the local markets. Internationally, a KCG subsidiary is participating in the construction of a tunnel under Denmark's Great Belt Channel and other subsidiaries have operations in Hermosillo, Mexico.

     Backlog. At the end of 1993, KCG had a backlog (work contracted for but not yet completed) of $2.1 billion. Of this amount, $700 million is not expected to be completed during 1994. Backlog was $2.2 billion at the end of 1992.

     Competition. A substantial portion of KCG's business involves construction contracts obtained through competitive bidding. A contractor's competitive position is based primarily on its prices for construction services and its reputation for quality, reliability and timeliness. The construction industry is highly competitive and lacks firms with dominant market power.
For 1992, Engineering News Record ranked KCG as the 22nd largest contractor in the United States. It ranked KCG 6th in the transportation market and 7th in the domestic heavy construction market. These rankings were based on the prices of contracts awarded in 1992. The U.S. Department of Commerce reports that the total value of construction put in place in 1993 was $486 billion. KCG's U.S. revenues for the same period were $1.8 billion, or 0.4% of the total market. In 1993 KCG was low bidder on 253 contracts, three of which had a contract price exceeding $50 million; the average contract price was $5.8 million.

     Properties. KCG has 20 district offices, of which 14 are in owned facilities and 6 are leased. KCG owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries. Since construction projects are inherently temporary and location-specific, KCG owns approximately 800 portable offices and shops, and 400 transport trailers. KCG has a large equipment fleet, including approximately 3,000 trucks, pickups, and automobiles, and 1,500 heavy construction vehicles, such as graders, scrapers, backhoes, and cranes.

     Subsequent Event. On February 28, 1994, KCG acquired APAC-Arizona, Inc. ("APAC") from Ashland Oil Company, Inc. for $49 million cash, subject to various adjustments. APAC is engaged in construction and construction materials businesses in Arizona. The APAC businesses will be divided between PKS' construction and mining segments.


                              MINING

     The Company is engaged in coal mining through its subsidiaries, Kiewit Mining Group Inc. ("KMG") and Kiewit Coal Properties Inc. ("KCP"). KCP has a 50% interest in three mines, which are operated by KMG. Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of NERCO, Inc. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Union Pacific Corporation. Walnut Creek Mining Company ("Walnut Creek") is a general partnership with Phillips Coal Company, a subsidiary of Phillips Petroleum Company. The Decker Mine is located in southeastern Montana, the Black Butte Mine is in southwestern Wyoming, and the Walnut Creek Mine is in east-central Texas. Kiewit also has interests in two smaller coal mines, a precious metals mine, and construction aggregate quarries.

     Production and Distribution. The coal mines use the surface mining method. During surface mining operations, topsoil is removed and stored for later use in land reclamation. After removal of topsoil, overburden in varying thicknesses is stripped from above coal seams. Stripping operations are usually conducted by means of large, earth-moving machines called draglines, or by fleets of trucks, scrapers and power shovels. The exposed coal is fractured by blasting and is loaded into haul trucks or onto overland conveyors for transportation to processing and loading facilities. Coal delivered by rail from Decker originates on the Burlington Northern Railroad. Coal delivered by rail from Black Butte originates on the Union Pacific Railroad. Coal is also hauled by trucks from Black Butte to the nearby Jim Bridger
Power Plant. Coal is delivered by trucks from Walnut Creek to the adjacent facilities of the Texas-New Mexico Power Company.

     Customers. The coal is sold primarily to electric utilities, which burn coal in order to generate steam to produce electricity. Approximately 94% of sales are made under long-term contracts, and the remainder are made on the spot market. Approximately 84, 55, and 58 percent of KCP's revenues in 1993, 1992 and 1991, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). The sole customer of Walnut Creek is the Texas-New Mexico Power Company.

     Contracts. Customers enter into long-term contracts for coal primarily to secure a reliable source of supply at a predictable price. KCP's major long-term contracts have remaining terms ranging from 6 to 35 years. A majority of KCP's long-term contracts provide for periodic price adjustments. The price is typically adjusted through the use of various indices for items such as materials, supplies, and labor. Other portions of the price are adjusted for changes in production taxes, royalties, and changes in cost due to new legislation or regulation, and in most cases, such cost items are passed through directly to the customer as incurred. In most cases the price is also adjusted based on the heating content of the coal.

     Beginning in 1993 the amended contract between Commonwealth Edison Company and Black Butte Coal Company provides that Commonwealth's delivery commitments will be satisfied, not with coal produced from the Black Butte mine, but with coal purchased from two unaffiliated mines in the Powder River Basin of Wyoming and Decker.

     Coal Production. Coal production commenced at the Decker, Black Butte, and Walnut Creek mines in 1972, 1979, and 1989, respectively. Coal mined in 1993 at the Decker, Black Butte, and Walnut Creek mines was 11, 3, and 2 million tons, respectively.

     Revenue. KCP's total revenue in 1993 was $210 million. Revenue attributable to the Decker, Black Butte, and Walnut Creek entities, and other mining operations was $98 million, $92 million, $19 million, and $1 million, respectively.

     Backlog. At the end of 1993, the backlog of coal sold under KCP's long-term contracts approximated $2.0 billion, based on December 1993 market prices. Of this amount, approximately $243 million is to be sold in 1994.

     Reserves. At the end of 1993, KCP's share of assigned coal reserves at Decker, Black Butte, and Walnut Creek was 184, 60, and 90 million tons, respectively. Of these amounts, KCP's share of the committed reserves of Decker, Black Butte, and Walnut Creek was 68, 7, and 22 million tons, respectively. Assigned reserves represent coal which can be mined using KCP's current mining practices. Committed reserves (excluding alternate source coal) represent KCP's maximum contractual amounts. These coal reserve estimates represent total proved and probable reserves.

     Leases. The coal reserves and deposits of the mines are held pursuant to leases with the federal government through the Bureau of Land Management, with two state governments (Montana and Wyoming), and with numerous private parties.

     Competition. The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 1992, KCP's production represented 2.0% of total U.S. coal production.

     Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulphur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired steam-electric generating units. KCP's sales of its western coal, like sales by other western coal producers, typically provide for delivery to customers at the mine. A significant portion of the customer's delivered cost of coal is attributable to transportation costs. Most of the coal sold from KCP's western mines is currently shipped by rail to utilities outside Montana and Wyoming. The Decker and Black Butte mines are each served by a single railroad. Many of their western coal competitors are served by two railroads and such competitors' customers often benefit from lower transportation costs because of competition between railroads for coal hauling business. Other western coal producers, particularly those in the Powder River Basin of Wyoming, have lower stripping ratios (i.e. the amount of overburden that must be removed in proportion to the amount of minable coal) than the Black Butte and Decker mines, often resulting in lower comparative costs of production.

     Environmental Regulation. Kiewit is required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses in 1993 was $5 million. KCP's share of accrued estimated reclamation costs was $99 million at the end of 1993. Kiewit does not expect to make significant capital expenditures for
environmental compliance in 1994.   Kiewit believes its compliance with
environmental protection and land restoration laws will not affect its competitive position since its competitors in the industry are similarly affected by such laws.


                         TELECOMMUNICATIONS

     The Company provides telecommunication services through two partially-owned subsidiaries, MFS Communications Company, Inc. and C-TEC Corporation.

MFS COMMUNICATIONS COMPANY, INC.

     The Company owns 71% of the common stock of MFS Communications Company, Inc. ("MFS"). The remaining shares are publicly-owned and are traded on the NASDAQ National Market System. Shares were sold in an initial public offering in May of 1993 and in another public offering in September of 1993.

     MFS operates in two business segments: telecommunications services, and network systems integration and facilities management services.

     Telecommunications Services. MFS Telecom, Inc. ("MFS Telecom") is a major competitive access provider, offering business and government users an alternative to the local telephone companies for various telecommunication services. At the end of 1993, MFS Telecom operated telecommunication networks in 14 metropolitan areas: New York City, Los Angeles, Chicago, San Francisco, Philadelphia, Boston, Washington, D.C., Dallas, Houston, Minneapolis, Baltimore, Pittsburgh, Atlanta and northern New Jersey. At the end of 1993, MFS Telecom provided service to over 900 users. Its network covers approximately 1,300 route miles, including approximately 62,000 miles of optical fiber, with nearly 1,600 office buildings connected to the network.

     MFS Telecom's primary service offerings are special access and private line. Special access service connects a long distance carrier to an end user or another carrier. Private line service consists of dedicated circuits connecting two end users, typically two offices of a single business. To the extent that transmissions over circuits on the MFS Telecom network do not pass through facilities of the local telephone company, access charges for long distance service are avoided. MFS Telecom's digital fiber optic networks employ advanced fault-tolerant electronics and dual path architecture to ensure reliable and secure telecommunications.

     MFS Telecom has an active program to expand its existing networks and to develop new networks in other metropolitan areas throughout the United States and internationally. It currently contemplates expansion into more than 60 additional markets (including a number of international markets) over the next three to five years. In 1993, MFS Telecom commenced construction of new fiber optic networks in London, England, the San Jose-Silicon Valley area of California, and Tampa, Florida.

     In 1993, MFS developed two new services which utilize the existing MFS Telecom networks. MFS Datanet, Inc. offers high-speed data telecommunications services, including an innovative service designed to connect geographically separate local area networks ("LAN"') at the same native speed and protocol at which each LAN operates. MFS Intelenet, Inc. ("Intelenet") is providing a single source for local and long distance telecommunication services to small and medium sized businesses in New York City. As regulatory barriers are removed, the services offered by Intelenet will be provided in all of MFS Telecom's network cities.

     Network Systems Integration and Facilities Management Services. MFS' subsidiary, MFS Network Technologies, Inc. ("MFS-NT"), designs, engineers, develops and manages the installation of MFS Telecom's new fiber optic networks and its network expansions. MFS-NT also offers its network systems integration services and facilities management services to third parties.

     MFS-NT had a third-party backlog of approximately $110 million at the end of 1993, an increase of 49% from year-end 1992. A substantial portion of the backlog is related to federal, state or local government contracts. Although some of these contracts are subject to cancellation and/or to a revision of funding, MFS believes that MFS-NT is adequately protected for all incurred costs and the reasonable costs of termination.

     Customers. MFS Telecom's customers include long distance carriers as well as financial service companies, government departments and agencies, and academic, scientific and other major institutions, each of which has a significant volume of traffic and/or requires extremely reliable communications. During 1993, MFS Telecom's top ten customers accounted for approximately 50% of its total recurring revenue; however, no single customer of MFS Telecom accounted for more than 10% of MFS' consolidated revenues. MFS-NT's third party customers include major local and long distance carriers, cable television operators, government units, and large corporations. During 1993, a contract with the State of Iowa for remote interactive learning facilities accounted for 30% of MFS' consolidated revenues.

     Competition. In each of its markets, MFS Telecom faces significant competition for its special access and private line telecommunications services from local telephone companies, which currently dominate their local telecommunications markets. Existing competition for private line and special access services is not based on proprietary technology, but on the quality and reliability of the network facilities, customer service, and service features and price. As a result of the comparatively recent installation of its fiber optic networks, its dual path architecture and the state-of-the-art technology used in its networks, MFS Telecom may, in some cases, have cost and service quality advantages over some currently available local telephone company networks. MFS-NT's network systems integration and facilities management competitors are primarily the regional Bell operating companies, long distance carriers, equipment manufacturers and major independent telephone companies.

     Regulation. MFS is subject to varying degrees of federal, state and local regulation. MFS is not subject to price cap or rate of return regulation, nor is it currently required to obtain Federal Communication Commission ("FCC") authorization for installation or operation of its network facilities used for domestic services. FCC approval is required, however, for the installation and operation of its international facilities and services. The FCC has determined that nondominant carriers, such as MFS, are required to file interstate tariffs on an ongoing basis. MFS subsidiaries that provide intrastate service are generally subject to certification and tariff filing requirements by state regulators.

C-TEC CORPORATION

     On October 29, 1993, the Company purchased a controlling interest in C-TEC Corporation ("C-TEC") for $207 million. Through subsidiaries, the Company acquired 7.5% of the outstanding shares of C-TEC common stock and 59.6% of the C-TEC Class B common stock. Holders of common stock are entitled to one vote per share; holders of Class B stock are entitled to 15 votes per share. The Company thus owns 34.5% of the outstanding shares, but is entitled to 56.6% of the available votes. C-TEC common stock is traded on the NASDAQ National Market System, and the Class B Stock is quoted on NASDAQ and traded over the counter.

     C-TEC Corporation has headquarters in Wilkes-Barre, Pennsylvania (it has announced plans to move certain key corporate and operating group functions to Princeton, New Jersey). C-TEC has five operating groups. Commonwealth
Telephone Company provides local telephone service in 19 counties in eastern Pennsylvania. With more than 211,000 main access lines, Commonwealth is the 20th largest U.S. telephone company. The Cable Group is a cable television operator with systems located in New York, New Jersey, Michigan, Delaware, and Pennsylvania. The Cable Group owns and operates systems serving 224,000 customers and manages systems with an additional 34,000 customers, ranking it among the top 35 U.S. multiple systems operators. The Mobile Services Group offers cellular telephone service in northeastern and central Pennsylvania and southeastern Iowa, as well as paging and message management services in northeastern Pennsylvania. The Long Distance Group sells long distance telephone services in the Commonwealth Telephone local service area and resells services elsewhere. The Communications Group provides telecommunications-related engineering and technical services in the northeastern U.S.

     Regulation. Commonwealth Telephone Company and C-TEC's long distance telephone subsidiary are subject to FCC regulation. Commonwealth Telephone Company is subject to extensive regulation by the Pennsylvania Public Utility Commission, including its rate-making process. Consequently, the ability of Commonwealth Telephone Company to generate increased income is largely dependent on its ability to increase its subscriber base, obtain higher message volume, and control its expenses. C-TEC's cable television operations are regulated by local and state franchise authorities and by the FCC. The federal Cable Television Consumer Protection and Competition Act of 1992 has increased FCC oversight, including increased regulation of subscriber rates.

                         OTHER OPERATIONS

CALIFORNIA ENERGY COMPANY, INC.

     California Energy Company, Inc. ("CECI") is an independent power producer and a developer and owner of geothermal and other environmentally responsible power generating facilities. CECI currently operates five geothermal facilities, producing in excess of 250 megawatts of electricity, and controls leases to 450,000 areas of geothermal development property in the western United States. CECI, with KCG and others, is developing geothermal facilities in the Philippines.

     Kiewit Energy Company ("KEC"), a Company subsidiary, owns 21 percent of the outstanding common stock (7.4 million shares) of CECI; CECI common stock is traded on the New York Stock Exchange. KEC has options to purchase 5.5 million common shares, at exercise prices below the current market price. In 1991, KEC purchased $50 million of CECI voting convertible preferred stock, on which dividends are payable at an 8.125% rate. The combined common stock and preferred stock voting rights presently entitle KEC to 28% of the available votes. If the options were exercised and the preferred stock converted, KEC would own approximately 37% of CECI's common stock. A 1991 agreement provides for three KEC representatives on the CECI board of directors and prohibits KEC from acquiring more than 49% of CECI's voting stock before March 1996.

     In December 1993, KDG and KCG (together "Kiewit") signed a joint venture agreement with CECI, covering international power project development activities in Asia, particularly in the Philippines and Indonesia, and in other regions (excluding the Caribbean, South America, and Central America). The agreement, which has an initial term of three years, provides each party a right of first refusal to pursue jointly all "build, own and operate" or "build, own, operate and transfer" power projects identified by the other party or its affiliates. If both parties agree to participate in a project, they will share all development costs equally, each of CECI and Kiewit will provide 50% of the equity required for financing a project developed by the joint venture, and CECI will operate and manage any such project. The agreement contemplates a joint development structure under which, on a project by project basis, CECI will be the development manager, managing partner and/or project operator, an equal equity participant with Kiewit and a preferred participant in the construction consortium and Kiewit will be an equal equity participant and the preferred turnkey construction contractor, with the construction consortium providing customary security to project lenders (including CECI) for liquidated damages and completion guarantees.

INFORMATION SERVICES

      In addition to providing information services to the Company and its subsidiaries, PKS Information Services, Inc. ("PKSIS") provides remote computing services, or "computer outsourcing", to users of IBM and DEC systems under long-term contracts. The primary focus of PKSIS is on the systems operations segment of the computer outsourcing market. Voice and data telecommunications services and professional services practices are in place to support existing and prospective customers. PKSIS provides its services to firms who desire to focus resources on their core businesses while avoiding the capital and overhead costs of operating their own computer centers. In 1993, 55 percent of PKSIS' revenue was from external customers. PKSIS operations and computing equipment are located in a specially designed 50,000 square foot computer center in Omaha, Nebraska. Construction will begin in 1994 on a 39,000 square foot addition to the existing facility.

                        GENERAL INFORMATION

     Environmental Protection. Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

     Employees. At the end of 1993, the Company and its majority-owned subsidiaries employed approximately 10,620 people -- 7,200 in construction, 750 in mining, 2,200 in telecommunications (920 at MFS, 1,280 at C-TEC), 140 in information services, and 330 in corporate positions.


ITEM 2.     PROPERTIES.

     The properties used in the construction segment are described under a separate heading in Item 1 above. Properties relating to the Company's mining and telecommunications segments are described as part of the general business descriptions of those segments in Item 1 above. The Company considers its properties to be adequate for its present and foreseeable requirements.

ITEM 3.     LEGAL PROCEEDINGS.

     General. The Company and its subsidiaries are parties to many pending legal proceedings. Management believes that any resulting liabilities for legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition and results of operations.

     Environmental Proceedings. In a large number of proceedings, the Company or its predecessors is one of numerous defendants who may be "potentially responsible parties" liable for the cleanup of hazardous substances deposited in landfills or other sites. Management believes that any resulting liabilities for environmental legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition.

     Whitney Litigation. In 1974, a subsidiary of the Company ("Kiewit"), entered into a lease with Whitney Benefits, Inc., a Wyoming charitable corporation ("Whitney"). Whitney is the owner, and Kiewit is the lessee, of a coal deposit underlying a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In 1983, Kiewit and Whitney filed an action, now titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States, in the U.S. Court of Federal Claims ("Claims Court"), alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims Court ruled that a taking had occurred and awarded plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Claims Court and the U.S. Supreme Court denied certiorari. On February 10, 1994, the Claims Court issued an opinion which provided that the $60 million judgment would bear interest compounded annually from 1977 until payment. Kiewit has calculated the interest for the 1977-1993 period to be $230 million. Kiewit and Whitney have agreed that Kiewit and Whitney will receive 67.5 and 32.5 percent, respectively, of any award. At year-end 1993, Kiewit and Whitney would be entitled to $196 million and $94 million, respectively.

     The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the 1977 value of the property. The government also filed a motion to reopen and set aside the 1989 judgment as void and to dismiss plaintiffs' complaint for lack of jurisdiction. In August 1992, the Claims Court indicated that both motions would be denied, but a written order has not yet been entered. The government may appeal from that order, as well as the order regarding compound interest. It is not presently known when these proceedings will be concluded, what amount Kiewit will ultimately receive, nor when payment will occur.

     MFS Litigation. On March 4, 1994, several former stockholders of MFS Telecom filed a lawsuit against MFS, KDG, and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of MFS Telecom to MFS in September 1992. MFS completed an initial public offering in May 1993.
Plaintiffs allege that MFS fraudulently concealed material information about its plans from them, causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS's liabilities in accordance with the indemnification agreement. If KDG does make payments as a result of this litigation, the Company's earnings and stockholders' equity will not immediately decline, because such payments will be recorded in the financial statements as an increase to the original purchase price of the MFS Telecom shares, resulting in goodwill which will be amortized against earnings in future periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1993.

     EXECUTIVE OFFICERS OF THE REGISTRANT.
          The table below shows information as of March 15, 1994 about each executive officer of the Company, including his business experience during the past five years (1989-1994). The Company considers its executive officers to be its directors who are employed by the Company or one of its subsidiaries. The Company's directors and officers are elected annually and each was elected on June 5, 1993 to serve until his successor is elected and qualified or until his death, resignation or removal.

     Name                Business Experience (1989-1994)            Age

     Walter Scott, Jr.   Chairman of the Board and President         62

     William L. Grewcock Vice Chairman                               68

     Robert E. Julian    Executive Vice President-Chief Financial    54
                         Officer (since 1991); Vice President-
                         Chief Financial Officer (1989-1991);
                         Treasurer (1990-1993)

     Kenneth E. Stinson  Executive Vice President (since 1991)       51
                         Vice President (1989-1991)

     John Bahen          President, Peter Kiewit Sons Co.            66
                         Ltd. (1989-1993)

     Richard Geary       Executive Vice President, KCG; President,   59
                         Kiewit Pacific Co.

     Leonard W. Kearney  Vice President, KCG; President, Kiewit      53
                         Construction Company and Kiewit Western Co.

     James Q. Crowe      Chairman and Chief Executive Officer        44
                         of MFS

     Richard R. Jaros    Executive Vice President (since 1993);      42
                         Vice President (1990-1992); Chairman
                         (since 1993), President and CEO (1992-1993)
                         of CECI; Vice President, KDG (1989-1990)

     George B. Toll, Jr. Executive Vice President, KCG (1994); Vice  58
                         President, Kiewit Pacific Co.


                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     Market Information. There is no established public trading market for the Company's common stock. Under the Company's Restated Certificate of Incorporation effective January 1992, the Company now has three classes of common stock: Class B Construction & Mining Group Nonvoting Restricted Redeemable Convertible Common Stock ("Class B"), Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C"), and Class D Diversified Group Convertible Exchangeable Common Stock ("Class D"). In connection with a reclassification in January 1992, each "old" Class
B share was exchanged for one "new" Class B share and one Class D share, and each "old" Class C share was exchanged for one "new" Class C share and one Class D share. New Class B and Class C shares can be issued only to Company employees and can be resold only to the Company at a formula price based on the year-end book value of the Construction & Mining Group. The Company is generally required to repurchase Class B and Class C shares for cash upon stockholder demand. Class D shares have a formula price based on the year-end book value of the Diversified Group. The Company must generally repurchase Class D shares for cash upon stockholder demand at the formula price, unless the Class D shares become publicly traded. Although the Class
D shares are predominantly owned by employees and former employees, such shares are not subject to ownership or transfer restrictions.


     Dividends. During 1992 and 1993 the Company declared the following dividends on its common stock:

      Date Declared       Date Paid         Dividend Per Share   Class

      January 4, 1992    January 4, 1992           $0.50         Old B&C
      March 20, 1992     May 1, 1992                0.15         New B&C
      March 20, 1992     May 1, 1992                0.35            D
      March 20, 1992     June 1, 1992               1.00            D
      October 23, 1992   January 5, 1993            0.30           B&C
      October 23, 1992   January 5, 1993            0.35            D
      March 19, 1993     May 1, 1993                0.30           B&C
      March 19, 1993     May 1, 1993                0.35            D
      March 19, 1993     June 1, 1993               0.15            D
      October 29, 1993   January 6, 1994            0.40           B&C

The Board of Directors announced on August 27, 1993 that the Company did not intend to pay dividends on Class D shares in the foreseeable future.

     Holders. On March 1, 1994, the Company had the following number of stockholders for each class of its common stock:

               Holders        Class

                    4           B
                 1121           C
                 1327           D
ITEM 6.  SELECTED FINANCIAL DATA.
_________________________________



                       PETER KIEWIT SONS', INC.
                  SELECTED CONSOLIDATED FINANCIAL DATA


The Selected Financial Data of Peter Kiewit Sons', Inc. ("PKS") and the Kiewit Construction & Mining Group ("B&C Stock") and the Kiewit
Diversified Group ("D Stock") appear below and on the next four pages. The consolidated data of PKS are presented below with the exception of per common share data which is presented in the Selected Financial Data of the respective groups.


                                                Fiscal Year Ended
(dollars in millions,         _________________________________________________
 except per share amounts)     1993         1992       1991       1990     1989
_______________________________________________________________________________

Results of Operations:

  Revenue (1)               $ 2,179      $ 2,020    $ 2,086    $ 1,917  $ 1,701
  Earnings from
    continuing operations
    before cumulative
    effect of change in
    accounting principle (2)    261          150         49        108       92
  Net earnings (2)              261          181        441         80      140


Financial Position:

  Total assets (1)            3,684        2,599      2,632      2,966    3,762
  Current portion of
    long-term debt (1)           15            3         15         31      178
  Long-term debt, less
    current portion (1)         462           30        110        269      302
  Stockholders' equity (3)    1,671        1,458      1,396      1,185    1,141
_______________________________________________________________________________

 (1) In October 1993, the Company acquired 34.5% of the outstanding shares of C-TEC Corporation that have 56.6% of the available voting rights.

 (2) In 1993, through two public offerings, the Company sold 29% of its subsidiary, MFS Communications Company, Inc., resulting in a $137 million after-tax gain.

 (3) The aggregate redemption value of common stock at December 25, 1993 was $1.6 billion.

                KIEWIT CONSTRUCTION & MINING GROUP
                       SELECTED FINANCIAL DATA



The following selected financial data for each of the years in the period 1989 to 1993 have been derived from audited financial statements.
The historical financial information for the Kiewit Construction & Mining and Kiewit Diversified Groups supplements the consolidated financial information of PKS and, taken together, includes all accounts which comprise the corresponding consolidated financial information of PKS.


                                                 Fiscal Year Ended
(dollars in millions,           ____________________________________________
 except per share amounts)      1993       1992      1991      1990     1989
____________________________________________________________________________

Results of Operations:

  Revenue                    $ 1,777    $ 1,671   $ 1,834   $ 1,671  $ 1,481
  Earnings before
    cumulative effect
    of change in
    accounting principle          80         69        23        57       52
  Net earnings                    80         82        23        57       52

Per Common Share (1):

  Earnings before
    cumulative effect
    of change in
    accounting principle        4.63       3.79      1.12      2.47     2.13
  Net earnings                  4.63       4.48      1.12      2.47     2.13
  Dividends (2)                 0.70       0.70      0.30      0.25     0.30
  Stock price (3)              22.35      18.70     14.40     10.35     8.40
  Book value                   27.43      23.31     19.25     14.99    12.65

Financial Position:

  Total assets                   889        862       849       762      678
  Current portion of
    long-term debt                 4          2         7        15       26
  Long-term debt, less
    current portion               10         12        13        14       11
  Stockholders' equity (4)       480        437       400       350      313
  Formula value (3)              391        351       299       249      215
____________________________________________________________________________

                     KIEWIT CONSTRUCTION & MINING GROUP
                            SELECTED FINANCIAL DATA
                                 (continued)



 (1) In connection with the January 8, 1992 reorganization, each share of previous Class B and Class C Stock was exchanged for one share of new Class B&C Stock and one share of new Class D Stock. Therefore, for purposes of computing Class B&C Stock per share data, the number of shares for years 1989 to 1991 are assumed to be the same as the corresponding number of shares of previous Class B and Class C Stock. Fully diluted earnings per share have not been presented because it is not materially different from earnings per share.

 (2) The 1993 and 1992 dividends include $.40 and $.30 for dividends declared in 1993 and 1992, respectively, but paid in January of the subsequent year. Years 1989 to 1991 reflect dividends paid by PKS on its previous Class B and Class C Stock that have been attributed to Kiewit Construction & Mining Group and Kiewit Diversified Group based upon the relative formula values of each group which were determined at the end of each preceding year. Accordingly, the dividends may bear no relationship to the dividends that would have been declared by the Board in such years had the new Class B&C Stock and the Class D Stock been outstanding.

 (3) Pursuant to the Restated Certificate of Incorporation, the stock price and formula value calculations are computed annually at the end of the fiscal year.

 (4) Ownership of the Class B&C Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the stock. PKS is generally committed to purchase all Class B&C Stock at the amount computed, when put to PKS by a stockholder, pursuant to the Restated Certificate of Incorporation. The aggregate redemption value of the B&C Stock at December 25, 1993 was $391 million.

                     KIEWIT DIVERSIFIED GROUP
                      SELECTED FINANCIAL DATA



The following selected financial data for each of the years in the period 1989 to 1993 have been derived from audited financial statements.
The historical financial information for the Kiewit Diversified and Kiewit Construction & Mining Groups supplements the consolidated financial information of PKS and, taken together, includes all accounts which comprise the corresponding consolidated financial information of PKS.


                                                   Fiscal Year Ended
(dollars in millions                   ______________________________________
 except per share amounts)             1993      1992    1991    1990    1989
_____________________________________________________________________________

Results of Operations:

  Revenue (1)                         $ 402     $ 349   $ 252   $ 246   $ 220
  Earnings from continuing
    operations before
    cumulative effect of
    change in accounting
    principle (2)                       181        81      26      51      40
  Net earnings (2)                      181        99     418      23      88

Per Common Share (3):

  Earnings from continuing
    operations before
    cumulative effect of
    change in accounting
    principle                          9.08      4.00    1.26    2.20    1.63
  Net earnings                         9.08      4.92   20.30    1.03    3.59
  Dividends (4)                        0.50      1.95    0.70    0.70    0.90
  Stock price (5)                     59.40     50.65   47.85   35.00   32.65
  Book value                          59.52     50.75   47.93   35.75   33.47

Financial Position:

  Total assets (1)                    2,809     1,759   1,801   2,204   3,084
  Current portion of
    long-term debt (1)                   11         1       8      16     152
  Long-term debt, less
    current portion (1)                 452        18      97     255     291
  Stockholders' equity (6)            1,191     1,021     996     835     828
  Formula value (5)                   1,191     1,021     996     835     828
_____________________________________________________________________________

                     KIEWIT DIVERSIFIED GROUP
                      SELECTED FINANCIAL DATA
                             (continued)



 (1) In October 1993, the Group acquired 34.5% of the outstanding shares of C-TEC Corporation that have 56.6% of the available voting rights.

 (2) In 1993, through two public offerings, the Group sold 29% of MFS Communications Company, Inc., resulting in a $137 million after-tax gain.

 (3) In connection with the January 8, 1992 reorganization, each share of previous Class B and Class C Stock was exchanged for one share of new Class B&C Stock and one share of new Class D Stock. Therefore, for purposes of computing Class D Stock per share data, the number of shares for years 1989 to 1991 are assumed to be the same as the corresponding number of shares of previous Class B and Class C Stock. Fully diluted earnings per share have not been presented because it is not materially different from earnings per share.

 (4) The 1992 dividends include $.35 for dividends declared in 1992 but paid January 5, 1993. Years 1989 to 1991 reflect dividends paid by PKS on its previous Class B and Class C Stock that have been attributed to Kiewit Diversified Group and Kiewit Construction & Mining Group based upon the relative formula values of each group which were determined at the end of each preceding year. Accordingly, the dividends may bear no relationship to the dividends that would have been declared by the Board in such years had the new Class D Stock and the new Class B&C Stock been outstanding.

 (5) Pursuant to the Restated Certificate of Incorporation, the stock price and formula value calculations are computed annually at the end of the fiscal year.

 (6) Until public trading begins, PKS is generally committed to purchase all Class D Stock at the amount computed, in accordance with the Restated Certificate of Incorporation, when put to PKS by a stockholder. The aggregate redemption value of the Class D Stock at December 25, 1993 was $1.2 billion.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


     Separate management's discussion and analysis of financial condition and results of operations for the Kiewit Construction & Mining Group and the Kiewit Diversified Group have been filed as Exhibits 99.A and 99.B to this report. The Company will furnish without charge a copy of such exhibits upon the written request of a stockholder addressed to Stock Registrar, Peter Kiewit Sons', Inc., 1000 Kiewit Plaza, Omaha, Nebraska 68131.

     Revenue from each of the Company's business segments was (in millions):

                              1993                1992                1991
                            _______             _______             _______

Construction                $ 1,757             $ 1,659             $ 1,825
Mining                          230                 246                 219
Telecommunications              189                 109                  37
Other Operations                  3                   6                   5
                            _______             _______             _______
                            $ 2,179             $ 2,020             $ 2,086
                            =======             =======             =======

General
_______

     Additional financial information about the Company's industry segments, including operating earnings, identifiable assets, capital expenditures and depreciation, depletion and amortization, as well as geographic information, is contained in Note 17 to the Company's consolidated financial statements.

                      Results of Operations 1993 vs. 1992
                      ___________________________________

Construction
____________

     Construction revenue increased by $98 million or 6% in 1993. The Company's share of joint venture revenue rose by 60% and accounted for 24% of total construction revenue for the period as compared to 16% for 1992. Several large contracts awarded in 1992 and early 1993 contributed to the overall increase, the largest of which was the San Joaquin Toll Road Joint Venture
("San Joaquin"). The increase in joint venture revenue was partially offset by a small decrease in sole contract revenue due to a decrease in the average size of sole contracts awarded. Contract backlog at December 25, 1993 was $2.1 billion, of which 6% is attributable to foreign operations, principally, Canada. Projects on the west coast comprise 50% of the total backlog of which San Joaquin accounts for $435 million. San Joaquin is scheduled for completion in 1997.

     Direct costs associated with construction contracts increased $66 million or 4% to $1.569 billion in 1993. The increase is net of a $20 million reduction in reserves previously established for the non-sponsored Denmark tunnel project. The overall rise in costs is directly attributable to the increase in volume. Costs as a percentage of revenue, excluding the reduction in reserves, approximated 90% and 91% for 1993 and 1992, respectively.

            _______________________________________________


Construction (continued)
________________________

     Management of the non-sponsored Denmark tunnel project completed a cost estimate which indicated a favorable variance in the estimated costs of the project. As a result of this revised cost estimate and negotiations with the owner, management reduced reserves maintained to provide for the Company's share of estimated losses on the project. This reduction contributed to the increase in gross margin to 11% in 1993 from 9% in 1992.

Mining
______

     Mining revenue decreased 6.5% in 1993. The renegotiation of the agreements with Commonwealth Edison Company ("Commonwealth"), ceased sales of undivided interests in coal reserves. Such sales accounted for approximately $40 million or 16% of the total mining revenue recognized in 1992. The absence of the sale of undivided interests to Commonwealth in 1993, was partially offset by a $9 million increase in precious metal sales, a rise in tonnage shipped and an approximate $4 increase in the average price per ton of coal shipped. The sales of precious metals improved in 1993 due to improved market conditions.

     Alternate source coal sales by the Black Butte mine produced the increase in the average price per ton of coal shipped. Alternate source coal consists of coal purchased from two unaffiliated mines located in the Powder River Basin area of Wyoming and from the Company's Decker mine. The purchased coal is sold to Commonwealth under terms of the renegotiated agreements. Alternate source coal sales in 1993 comprised 31% of 1993 mining revenue.

     The gross margin on mining revenue increased to 48% in 1993 from 43% in 1992. Alternate source coal sales, which result in larger margins than mined coal, led to the increase.

     See "Legal Proceedings" with respect to the Whitney Benefits case.

Telecommunications
__________________

     In 1993, the components of telecommunications revenue were as follows:
37% - MFS Communications Company, Inc. ("MFS") telecommunications services; 38% - MFS network systems integration and facilities management services; and 25% - C-TEC operations (two months). In 1992, revenue was comprised of 44% telecommunications services and 56% network systems integration and facilities management services.

     MFS telecommunications revenue increased from $48 million to $70 million, an increase of 46%. The majority of the increase in revenue resulted from sales of additional services to existing customers and, to a lesser extent, further market penetration. The growth of services in New York City, the expansion of networks in Boston, Chicago and the Washington, D.C. metropolitan area, and new services provided by MFS Datanet and MFS Intelenet also contributed to the revenue increase.

              _______________________________________________

Telecommunications (continued)
______________________________

     Third party revenue from services offered by the MFS network systems integration and facilities management segment increased from $61 million in 1992 to $71 million in 1993, a 16% increase. The increase primarily resulted from network systems integration projects in the United Kingdom and for the State of Iowa. MFS purchased the other 50% interest in a partnership providing network systems integration services to customers in the United Kingdom, thereby increasing revenue from that country. The network systems integration and facilities management services segment had third party backlog of $110 million at December 31, 1993.

     Two months of C-TEC activity accounted for $48 million of telecommunications revenues. The telephone and cable television groups generated the majority of the revenues.

     Telecommunications operating expenses increased 78% in 1993. Components of 1993 operating expenses were: 45% - MFS telecommunications services;
32% - MFS network systems integration and facilities management services;
and 23% - C-TEC operating expenses.  In 1992, operating expenses were 51%
MFS telecommunications services and 49% MFS network systems integration and facilities management services.

     MFS telecommunications operating expenses increased from $48 million to $80 million in 1993, a 67% increase. The increase reflects operating costs associated with MFS Datanet and MFS Intelenet services and higher costs associated with the new and expanded networks. Increased depreciation of existing networks accounted for nearly 41% of the increase.

     MFS network systems integration and facilities management services operating expenses increased from $49 million to $55 million in 1993, a 12% increase. The increase directly relates to increased activity on several network systems integration projects, primarily direct costs associated with the projects in the United Kingdom and for the State of Iowa.

     Two months of C-TEC activity accounted for $42 million of telecommunications operating expenses. The telephone and cable television groups generated the majority of these costs.

     Progress on the network systems integration project for the State of Iowa was delayed in June and July 1993 by significant rainfall and flooding. Management believes that any additional costs resulting from the floods will not materially impact the Company's telecommunications operations.

Other Income
____________

     Other income decreased from $128 million in 1992 to $62 million in 1993, a decrease of 52%. The decline primarily relates to a $40 million increase in realized losses and permanent valuation adjustments on marketable securities, including certain derivative securities. Interest income declined by $20 million due to lower interest rates and to a change in portfolio mix. Dividend income decreased by $10 million due to dividends accrued in 1992 on an investment in United States Can Company preferred stock redeemed in March of 1993. Slight increases in equity earnings and miscellaneous income partially offset the declines noted above.

             _______________________________________________


Selling and Administrative Expenses
___________________________________

     Selling and administrative expenses increased 15% or $26 million in 1993. Costs incurred in developing MFS Datanet and MFS Intelenet account for a large portion of the increase. MFS expects to incur significant expense developing the high-speed data communications and integrated, single-source telecommunication services in 1994. Increased legal costs, primarily reserves established for environmental matters (see "Legal Proceedings"), also contributed to the increase.

Interest Expense
________________

     Interest expense increased by $3 million or 27% in 1993. The increase is due to the C-TEC debt assumed in the acquisition. Interest on C-TEC debt during the last two months, approximated $6 million. The extinguishment of significant debt in 1992 partially offset C-TEC interest. The Company anticipates significant increases in interest expense due to the C-TEC acquisition, the MFS debt issuance of $500 million in January 1994, and project financing on the Company's 65% equity interest in a privately-owned toll road in southern California.

Gain on Sale of Subsidiary's Stock
__________________________________

     In May 1993, MFS sold 12.7 million shares of common stock to the public at an initial offering price of $20 per share for $233 million, net of certain transaction costs. An additional 4.6 million shares were sold to the public on September 15, 1993 at a price of $50 per share for $218 million, net of certain transaction costs. These transactions have reduced the Company's ownership interest in MFS to 71% at December 25, 1993. Substantially all of the net proceeds from the offerings are intended to fund MFS' growth. Prior to the initial public offering, MFS was a wholly-owned subsidiary of the Company.

     As a result of the above transactions, the Company recognized a pre-tax gain of $211 million representing the increase in the Company's equity in the underlying net assets of MFS. Deferred income taxes have been provided on this gain.

Income Taxes
____________

     The effective income tax rate for earnings from continuing operations is 30% in 1993 and 32% in 1992. The decrease in rates is due to adjustments to prior year tax provisions which more than offset the effects of the increase in 1993 Federal income tax rates. In both years, dividend exclusions and mineral depletion expenses also reduced the overall effective rate.

               Results of Operations - 1992 vs. 1991
                _____________________________________

Construction
____________

     Revenue from construction activity in 1992 decreased 9% compared to 1991. Although the number of new contracts awarded in 1992 increased approximately 15%, the average size of new contracts, excluding the $520 million contract awarded to San Joaquin, decreased by approximately 20%. Contract backlog at the end of 1992 was $2.2 billion, a $300 million increase from backlog at the end of 1991. Of the 1992 backlog, 9% related to foreign projects mainly in Canada and the remainder related to projects in the United States. Sixty-four percent of the U.S. projects were on the west coast. The decrease in revenue as well as in contract backlog (excluding
San Joaquin) was the result of the general state of the economy in Canada and the United States. Fluctuating demand cycles are typical of the industry. The gross margin was 9% in 1992 and 6% in 1991. The 1991 gross margin was unfavorably impacted primarily by losses on the Denmark tunnel project and on several U.S. projects.

     In 1992, management of the nonsponsored Denmark tunnel project completed negotiations with respect to the settlement of claims against the project owner and equipment supplier. The new agreement with the project owner covered the reimbursement of certain costs incurred and time extensions due to differing soil conditions at the site of the tunnels. Costs incurred with respect to the flooding of two of the four tunnels being drilled as part of the project have been covered by insurers. Because of the remaining uncertainties involved in completing the tunnels, due primarily to the adverse soil conditions, no adjustments were made in 1992 for the Company's share of the estimated losses. Management believes that the resolution of the uncertainties should not materially effect of the Company's financial position.

Mining
______

     Mining revenue increased 12% in 1992 as compared to 1991. The increase was due to the mines collectively shipping 20% more tons of coal and lignite in 1992. The increase in tonnage was due principally to new short-term contracts at the Black Butte mine and sales on the spot market. This increase was partially offset by a 4% decrease in the average price per ton, the result of increased lower-priced spot sales from the Decker mine.
Revenue recognition on previously consummated sales of undivided interests in coal reserves to be mined in the future represented $40 million of 1992 revenue and $39 million of 1991 revenue. The gross margin on mining revenue, including reserve coal, approximated 43% in 1992, exceeds the gross margin in 1991. The 1991 gross margin was unfavorably impacted by certain one-time charges for production taxes and reclamation costs, and expenses expenses incurred to repair a dragline.

     In 1992, the agreements with Commonwealth Edison Company
("Commonwealth") were renegotiated. Beginning January 1, 1993, the Black Butte mine discontinued coal shipments to Commonwealth. Coal is now purchased from two unaffiliated mines located in the Powder River Basin area of Wyoming and from the Company's Decker mine to satisfy the delivery commitments under the renegotiated Commonwealth agreements.

             _______________________________________________


Mining (continued)
__________________

     Also in accordance with the renegotiation, there were no sales of interests in coal reserves subsequent to January 1, 1993. The Company does not expect that the financial impact of the renegotiation will be material to its mining operations, cash flows, or financial position.

Telecommunications
__________________

     Revenue in 1992 was comprised of 56% network systems integration and facilities management and 44% telecommunications services. Revenue in 1991 was comprised of 38% network systems integration and facilities management and 62% telecommunications services. Network systems integration and facilities management backlog at December 26, 1992 was $74 million, of which $16 million relates to the United Kingdom joint venture and the remainder relates mainly to the State of Iowa project. Revenue increased from $37 million in 1991 to $109 million in 1992, representing a 192% increase. Of the increase, 66% was from network systems integration and facilities management. This increase resulted primarily from network systems integration projects in Iowa, Minnesota and the United Kingdom. Telecommunications services accounted for the remaining increase in total revenue. This increase in revenue primarily reflects increased services provided on networks in New York City and Dallas which commenced operations in early 1991 and a full year of results for the Washington, D.C. metropolitan area network which was acquired in October 1991. The balance of the increase in telecommunications services revenue resulted from continued market growth of other networks. The Atlanta network became operational during the fourth quarter of 1992, but generated insignificant revenues.

     The cost of revenue in 1992 increased 112% compared to 1991. Seventy-three percent of the increase relates to direct costs incurred on network systems integration and facilities management projects for third parties. Another 17% of the increase is due to increased depreciation and amortization expense primarily on the telecommunications networks in Washington, D.C., New York City and Dallas. The balance of the increase relates to an increase in other costs associated directly with network operations; primarily from the Washington, D.C., New York City and Dallas networks. The cost of revenue, as a percentage of total revenue, has decreased from 123% in 1991 to 89% in 1992. This change resulted generally from increased utilization of existing network capacity.

           _______________________________________________


Other Income
____________

     The Company recognized investment income of $98 million in 1992 and $108 million in 1991. The decrease in investment income is generally attributable to the collection of various receivables from the sales of the discontinued packaging operations. In 1992 the Company recognized $11 million of interest on these receivables compared to $20 million in 1991. Included in 1992 investment income are $4 million of dividends in kind received from an investment in California Energy Company, Inc.
("California Energy") preferred stock and $11 million of dividends accrued on an investment in United States Can Company ("U.S. Can") preferred stock which was redeemed in March 1993. Included in 1991 investment income is $12 million of dividends received from U.S. Can preferred stock. Other Income in 1992 and 1991 also reflects gains on the sales of timberlands of $5 million and $3 million, respectively, net equity earnings from an investment in California Energy of $4 million and $3 million, respectively, and information services income of $7 million and $5 million, respectively. The increase in Other Income in 1992 was partially offset by a decline in market value considered to be other than temporary of $12 million recorded for two of the Company's marketable securities, one of which was sold in 1993.

Selling and Administrative Expenses
___________________________________

     Selling and administrative expenses increased 5% in 1992 compared to 1991 due in part to increases within the telecommunications operations. The Company incurred $4 million in 1992 developing new telecommunications services. The increase is also attributable to modest increases in several of the Company's administrative departments.

Interest Expense
________________

     Interest expense in 1992 reflects the anticipated decrease due to the significant reductions during 1991 in both short-term borrowings and long-term debt. All short-term borrowings were repaid in July 1991 and no new borrowings were incurred until December 1992. The Company also redeemed $150 million of debt in October 1991 and extinguished $73 million of debt in 1992 with no new material debt incurred since year-end 1991.

Taxes
_____

     The effective income tax rate, with respect to continuing operations before cumulative effect of change in accounting principle, is 32% in 1992 and 46% in 1991. The 1992 rate is lower than the 1991 rate primarily due to 1991 foreign taxes and adjustments to the prior year tax provision.
In both 1992 and 1991, dividend exclusions and mineral depletion expenses reduced the overall effective rate.

            _______________________________________________


Discontinued Packaging Operations
_________________________________

     The gain on disposal of discontinued operations in 1992 resulted from a $19 million adjustment to prior year tax estimates and an $8 million payment, net of tax, received from BTR Nylex Limited and a $1 million accrual, net of tax, relating to additional sales proceeds from the 1990 sale of Continental PET Technologies, Inc. The gain was partially offset by miscellaneous sales adjustments related to the 1991 and 1990 sales of certain discontinued packaging operations. The gain on disposal of discontinued operations in 1991 reflects the sales of the European packaging operations, Continental Can International Corporation, Continental White Cap, Inc. and Continental Plastic Containers, Inc. The significant decrease in 1992 in earnings from discontinued operations is due to the sales of the remaining packaging operations in 1991. Earnings in 1992 reflect the equity earnings from the Company's investment in a plastics joint venture, which was sold to Ball Corporation in July 1992. No significant gain or loss was recognized as a result of this transaction.

           Financial Condition - December 25, 1993
            _______________________________________


     The Company's working capital increased $227 million or 20% to $1,365 million in 1993.

     For the year, the Company generated positive cash flows of $286 million from operating activities, an increase of $86 million over 1992.

     Cash used in investing activities in 1993 includes the net purchase of marketable securities of $304 million, capital expenditures of $192 million which consists of $127 million for communications, $48 million for construction and $5 and $12 million for mining and corporate, respectively, and the purchase of a controlling interest in C-TEC Corporation for $146 million, net of cash acquired. These investments were necessary to support existing operations and develop new opportunities for future growth. Overall, net cash used in investing activities was $655 million in 1993.

     Cash from financing activities was derived principally from the issuances of the common stock of MFS and PKS. The Company raised $451 million in cash from the sale of 17.3 million shares or 29% of MFS' common stock in two public offerings. The net proceeds are intended to fund MFS' growth. The Company also raised $24 million in cash from the sale of its Class C and Class D common stock, which will be used for general corporate purposes.

     Uses of cash in financing activities in 1993 consisted of paying dividends of $27 million to Class B & C and Class D stockholders, repurchasing
Class C and Class D common stock for $54 million and repaying 1992 short-term borrowings of $80 million. Throughout 1993, the Company borrowed funds to meet short-term liquidity needs. These additional borrowings have all been repaid. During 1993, the Company collected $110 million related to notes receivable from sales of discontinued operations.

     The Company's existing working capital position together with anticipated cash flows from operations, debt issuances and existing lines of credit, should be sufficient for 1994's working capital and investing requirements.
It is expected that C-TEC will be able to independently finance its working capital and investment requirements in 1994.

     In addition to investing between $45 million and $85 million annually in its construction and mining businesses, the Company anticipates making significant investments in its energy business - including its joint venture agreement with California Energy covering international power project development activities - and searching for opportunities to acquire operating businesses that are capital intensive and provide long-term growth. In February 1994, the Company completed the purchase of APAC-Arizona, Inc.
from Ashland Oil Company, Inc. for approximately $49 million, subject to adjustments. APAC is engaged in the construction materials and contracting businesses in Arizona and surrounding states. The Company has been and continues to investigate other investment opportunities.

     These investments, along with the payment of income taxes and the repurchases of common stock, will be the significant long-term uses of liquidity. The Company's existing cash and cash equivalents, marketable securities, cash flows from future operations and existing borrowing capacity are expected to fund these expenditures.

          ___________________________________________________


     MFS requires significant capital to fund future building, expansion or acquisition of communications networks in major metropolitan areas. In January 1994, MFS issued $500 million of Senior Discount Notes due in 2004. In June 1993, MFS entered into a secured revolving credit agreement in the amount of $75 million. The indenture pursuant to which the Senior Discount Notes were issued permits MFS to have a $150 million secured credit facility. These transactions will provide liquidity to fund future expansion, including the proposed acquisition of Centex Telemanagement, Inc., for net consideration of approximately $150 million, announced by MFS on March 16, 1994. MFS may fund future capital expenditures and acquisitions through additional issuances of debt and equity securities. MFS intends to invest $250 million in 1994 and in excess of $1 billion over the next five years to expand its networks to an additional 55 markets.

     In July 1993, financing was approved to construct a 10-mile privately-owned toll road in southern California. The Company has a 65% interest in this project. Management expects $107 million of third party debt to be incurred.
by the project's completion in 1995.
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary financial information for Peter Kiewit Sons', Inc. and Subsidiaries begin on page P1. Separate financial statements and financial statement schedules for the Kiewit Construction & Mining Group and the Kiewit Diversified Group have been filed as Exhibits 99.A and 99.B to this report. The Company will furnish without charge a copy of such exhibits upon the written request of a stockholder addressed to Stock Registrar, Peter Kiewit Sons', Inc., 1000 Kiewit Plaza, Omaha,
Nebraska 68131.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 4, 1994. However, certain information is set forth under the caption "Executive Officers of the Registrant" following
Item 4 above.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 14 are set forth following the index page at page P1.

     Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

Exhibit
Number    Description

3.1 Restated Certificate of Incorporation, effective January 8, 1992 (Exhibit 3.1 to Company's Form 10-K for 1991).

3.4 By-laws, composite copy, including all amendments, as of March 19, 1993 (Exhibit 3.4 to Company's Form 10-K for 1992).

10.11 Kiewit Construction and Mining Long-Term Incentive Plan, Construction and Mining Appreciation Rights (Exhibit 10.11 to Company's Form 10-K for 1988).

10.12 Kiewit Long-Term Incentive Plan, Stock Appreciation Rights (Exhibit 10.12 to Company's Form 10-K for 1988).

21        List of subsidiaries of the Company.

99.A Kiewit Construction & Mining Group Financial Statements and Financial Statement Schedules and Management's Discussion and Analysis of Financial Condition and Results of Operations.

99.B Kiewit Diversified Group Financial Statements and Financial Statement Schedules and Management's Discussion and Analysis of Financial Condition and Results of Operations.

    (b)   No Form 8-K was filed during the fourth quarter of 1993.




                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1994.

                                 PETER KIEWIT SONS', INC.

                                 By: /s/ R. E. Julian
                                 ________________________
                                 Robert E. Julian
                                 Executive Vice President -
                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 1994.

/s/ Walter Scott, Jr.
_________________________           Chairman of the Board
Walter Scott, Jr.                   and President (principal
                                    executive officer)


/s/ R. E. Julian
_________________________           Director, Executive Vice
Robert E. Julian                    President-Chief Financial
                                    Officer (principal financial
                                    officer)


/s/ Frank V. Yelick
_________________________           Vice President and Controller
Frank V. Yelick                     (principal accounting officer)


_________________________           ___________________________
John Bahen, Director                Charles M. Harper, Director


/s/ Richard L. Coyne                /s/ Richard R. Jaros
_________________________           ___________________________
Richard L. Coyne, Director          Richard R. Jaros, Director


/s/ James Q. Crowe                  /s/ Leonard W. Kearney
_________________________           ___________________________
James Q. Crowe, Director            Leonard W. Kearney, Director


_________________________           ___________________________
Robert B. Daugherty, Director       Peter Kiewit, Jr., Director


/s/ Richard Geary                   /s/ Kenneth E. Stinson
_________________________           ___________________________
Richard Geary, Director             Kenneth E. Stinson, Director


/s/ W. L. Grewcock                  /s/ George B. Toll, Jr.
_________________________           ___________________________
William L. Grewcock, Director       George B. Toll, Jr., Director

             PETER KIEWIT SONS', INC. AND SUBSIDIARIES

   Index to Financial Statements and Financial Statement Schedules


                                                                      Pages
___________________________________________________________________________


Report of Independent Accountants

Consolidated Financial Statements as of December 25, 1993 and December 26, 1992 and for the three years ended
  December 25, 1993:

  Consolidated Statements of Earnings
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Changes in Stockholders' Equity
  Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedules for the three years ended December 25, 1993:

VIII--Valuation and Qualifying Accounts and Reserves
  IX--Short-Term Borrowings
   X--Supplementary Income Statement Information

___________________________________________________________________________

Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT ACCOUNTANTS
                    _________________________________





The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

We have audited the consolidated financial statements and the financial statement schedules of Peter Kiewit Sons', Inc. and Subsidiaries as listed in the index on the preceding page of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peter Kiewit Sons', Inc. and Subsidiaries as of December 25, 1993 and December 26, 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for income taxes in 1992, and its method of accounting for certain investments in debt and equity securities in 1993.





                                        COOPERS & LYBRAND





Omaha, Nebraska
March 18, 1994

                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                  For the three years ended December 25, 1993

(dollars in millions)                          1993         1992         1991
_____________________________________________________________________________

Revenue                                     $ 2,179      $ 2,020      $ 2,086
Other Income                                     62          128          125
                                            _______      _______      _______
                                              2,241        2,148        2,211

Costs and Expenses:
  Cost of revenue                             1,866        1,741        1,905
  Selling and administrative                    203          177          169
  Interest                                       14           11           47
                                            _______      _______      _______
                                              2,083        1,929        2,121
                                            _______      _______      _______
                                                158          219           90

Gain on Sale of Subsidiary's Stock              211            -            -
                                            _______      _______      _______

Earnings from Continuing Operations
  Before Income Taxes, Minority
  Interest and Cumulative Effect of
  Change in Accounting Principle                369          219           90

Provision for Income Taxes                     (111)         (69)         (41)

Minority Interest in Loss of Subsidiaries         3            -            -
                                            _______      _______      _______

Earnings from Continuing Operations
  Before Cumulative Effect of
  Change in Accounting Principle                261          150           49

Cumulative Effect of Change in
  Accounting Principle                            -           12            -
                                            _______      _______      _______

Earnings from Continuing Operations             261          162           49

Discontinued Operations:
  Earnings from discontinued
    operations net of income taxes
    of $- and $26 in 1992 and 1991,
      respectively                                -            1           19

  Gain on disposal of discontinued
    operations net of income taxes
    (benefit) of $(19) and $221 in
      1992 and 1991, respectively
                                                  -           18          373
                                            _______      _______      _______

Net Earnings                                $   261      $   181      $   441
                                            =======      =======      =======
_____________________________________________________________________________
See accompanying notes to consolidated financial statements.

                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                  For the three years ended December 25, 1993

(dollars in millions,
  except per share data)                      1993          1992         1991
_____________________________________________________________________________
Earnings Attributable to Class
  B&C Stock:
    Earnings Before Cumulative
      Effect of Change in Accounting
      Principle                            $    80       $    69      $    23
    Cumulative Effect of Change in
      Accounting Principle                       -            13            -
                                           _______       _______      _______
  Net Earnings                             $    80       $    82      $    23
                                           =======       =======      =======
Earnings Attributable to Class
  D Stock:
    Earnings from Continuing
      Operations Before Cumulative
      Effect of Change in Accounting
      Principle                            $   181       $    81      $    26
    Cumulative Effect of Change in
      Accounting Principle                       -            (1)           -
                                           _______       _______      _______
  Earnings from Continuing Operations          181            80           26
  Discontinued Operations:
    Earnings                                     -             1           19
    Gain on disposal                             -            18          373
                                           _______       _______      _______
  Net Earnings                             $   181       $    99      $   418
                                           =======       =======      =======
Earnings Per Common and Common
  Equivalent Share:
    Class B&C:
      Earnings Before Cumulative
        Effect of Change in
        Accounting Principle               $  4.63       $  3.79      $  1.12
      Cumulative Effect of Change in
        Accounting Principle                     -           .69            -
                                           _______       _______      _______
    Net Earnings                           $  4.63       $  4.48      $  1.12
                                           =======       =======      =======
    Class D:
      Continuing Operations:
        Earnings Before Cumulative
          Effect of Change in Accounting
          Principle                        $  9.08       $  4.00      $  1.26
        Cumulative Effect of Change in
          Accounting Principle                   -          (.05)           -
                                           _______       _______      _______
        Earnings from Continuing
          Operations                          9.08          3.95         1.26
      Discontinued Operations:
        Earnings                                 -           .04          .94
        Gain on disposal                         -           .93        18.10
                                           _______       _______      _______
      Net Earnings                         $  9.08       $  4.92      $ 20.30
                                           =======       =======      =======
_____________________________________________________________________________
See accompanying notes to consolidated financial statements.

                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    December 25, 1993 and December 26, 1992


(dollars in millions)                                    1993           1992
____________________________________________________________________________

Assets

Current Assets:
  Cash and cash equivalents                           $   296        $   203
  Marketable securities                                 1,082            905
  Receivables, less allowance of $7 and $7                291            271
  Note receivable from sale of discontinued
    operations                                              5             60
  Costs and earnings in excess of billings
    on uncompleted contracts                               79             53
  Investment in construction joint
    ventures                                               81             48
  Deferred income taxes                                    66             55
  Other                                                    54             90
                                                      _______        _______
Total Current Assets                                    1,954          1,685



Property, Plant and Equipment, at cost:
  Land                                                     29             26
  Buildings                                               200             48
  Equipment                                             1,251            895
                                                      _______        _______
                                                        1,480            969
  Less accumulated depreciation and
    amortization                                         (636)          (575)
                                                      _______        _______

Net Property, Plant and Equipment                         844            394

Note Receivable from Sale of
  Discontinued Operations                                  29             84

Investments                                               233            180

Intangible Assets, net                                    415             75

Other Assets                                              209            181
                                                      _______        _______
                                                      $ 3,684        $ 2,599
                                                      =======        =======
____________________________________________________________________________
See accompanying notes to consolidated financial statements.

            PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                  Consolidated Balance Sheets

             December 25, 1993 and December 26, 1992


(dollars in millions, except share data)                      1993      1992
____________________________________________________________________________

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                         $   260   $   198
  Short-term borrowings                                          -        80
  Current portion of long-term debt:
    Telecommunications                                           7         -
    Other                                                        8         3
  Accrued costs and billings in excess
    of revenue on uncompleted contracts                        107       107
  Accrued insurance costs                                       67        66
  Other                                                        140        93
                                                           _______   _______

Total Current Liabilities                                      589       547

Long-Term Debt, less current portion:
  Telecommunications                                           420         -
  Other                                                         42        30

Deferred Income Taxes                                          385       267

Retirement Benefits                                             71        74

Accrued Reclamation Costs                                       92        94

Other Liabilities                                              116       117

Minority Interest                                              298        12

Stockholders' Equity:
  Preferred stock, no par value, authorized
    250,000 shares: no shares outstanding in
    1993 and 1992                                                -         -
  Common stock, $.0625 par value, $1.6 billion
    aggregate redemption value:
      Class B, authorized 8,000,000
        shares: 1,180,400 outstanding in
        1993 and 1,257,000 outstanding in 1992                   -         -
      Class C, authorized 125,000,000
        shares: 16,316,070 outstanding in
        1993 and 17,505,535 outstanding in 1992                  1         1
      Class D, authorized 50,000,000 shares:
        20,010,696 outstanding in 1993 and
        20,104,478 outstanding in 1992                           1         1
  Additional paid-in capital                                   164       145
  Foreign currency adjustment                                   (3)        3
  Net unrealized holding gain                                    9         -
  Retained earnings                                          1,499     1,308
                                                           _______   _______
Total Stockholders' Equity                                   1,671     1,458
                                                           _______   _______
                                                           $ 3,684   $ 2,599
                                                           =======   =======
____________________________________________________________________________
See accompanying notes to consolidated financial statements.

                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                  For the three years ended December 25, 1993


(dollars in millions)                          1993        1992        1991
___________________________________________________________________________

Cash flows from operations:

  Earnings from continuing operations        $  261      $  162      $   49
  Adjustments to reconcile earnings
    from continuing operations to
    net cash provided by continuing
    operations:
      Cumulative effect of change in
        accounting principle                      -         (12)          -
      Depreciation, depletion and
        amortization                             99          86          82
      (Gain) loss on sale of property, plant
        and equipment, and other
        investments                              23         (18)        (11)
      Gain on sale of subsidiary's stock       (211)          -           -
      Decline in market value of
        investments                              21          12           -
      Retirement benefits paid                  (17)         (8)         (5)
      Change in retirement benefits and
        other noncurrent liabilities             10          19          68
      Deferred income taxes                      49          (4)         (4)
      Change in working capital items:
        Receivables                               9         (16)         13
        Other current assets                    (48)         18           4
        Payables                                 47         (12)         23
        Other liabilities                        13         (33)         10
      Other                                      30           6         (38)
                                            _______     _______     _______
        Net cash provided by
          continuing operations                 286         200         191

Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities                     4,927       6,542       3,717
  Purchases of marketable securities         (5,231)     (6,629)     (4,116)
  Acquisition of C-TEC, excluding
    cash acquired                              (146)          -           -
  Proceeds from sale of property, plant
    and equipment, and other investments         38          31          34
  Capital expenditures                         (192)       (129)       (122)
  Investments in affiliates                     (14)        (42)       (135)
  Acquisition of minority interest               (2)        (27)          -
  Deferred development costs and other          (35)          6          (6)
                                            _______     _______     _______
        Net cash used in investing
          activities                           (655)       (248)       (628)
____________________________________________________________________________
See accompanying notes to consolidated financial statements.

                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows
                      For the three years ended December 25, 1993
                                       (continued)



(dollars in millions)                          1993        1992        1991
___________________________________________________________________________

Cash flows from financing activities:

  Long-term debt borrowings                      21           3          21
  Payments on long-term debt, including
    current portion                              (8)        (98)       (199)
  Net change in short-term borrowings           (80)         80        (231)
  Issuances of common stock                      24          24          21
  Issuances of subsidiary's stock               458           -           -
  Repurchases of common stock                   (54)        (85)       (137)
  Dividends paid                                (27)        (40)        (21)
  Other                                           -          (1)         (3)
                                            _______     _______     _______
    Net cash provided by (used in)
      financing activities                      334        (117)       (549)

Cash flows from discontinued packaging
  operations:

    Proceeds from sales of discontinued
      packaging operations                      110         163       1,285
    USW ERISA Litigation settlement
      installment payment                         -           -        (207)
    Other cash provided by (used in)
      discontinued packaging operations          20         (34)       (105)
                                            _______     _______     _______
    Net cash provided by discontinued
      packaging operations                      130         129         973
Effect of exchange rates on cash                 (2)         (4)          -
                                            _______     _______     _______
Net increase (decrease) in cash
  and cash equivalents                           93         (40)        (13)
Cash and cash equivalents at beginning
  of year                                       203         243         256
                                            _______     _______     _______
Cash and cash equivalents at end of year    $   296     $   203     $   243
                                            =======     =======     =======
Supplemental disclosure of cash flow
  information for continuing and
  discontinued operations:

    Taxes                                   $    83     $   183     $   213
    Interest                                      7          14          53
___________________________________________________________________________
See accompanying notes to consolidated financial statements.

                       PETER KIEWIT SONS', INC. AND SUBSIDIARIES
               Consolidated Statements of Changes in Stockholders' Equity
                     For the three years ended December 25, 1993
                                 (dollars in millions)

             Class   Class                            Net
             B & C       D  Additional   Foreign   Unrealized
            Common  Common   Paid-in    Currency     Holding   Retained
             Stock   Stock   Capital   Adjustment     Gain     Earnings  Total
_______________________________________________________________________________
Balance at
  December
  30, 1990   $   1   $   1     $  123     $  102      $  -     $  958  $ 1,185

Issuances
  of stock       -       -         21          -         -          -       21

Repurchases
  of stock       -       -        (16)         -         -       (121)    (137)

Foreign
  currency
  adjustment     -       -          -        (93)        -          -      (93)

Net earnings     -       -          -          -         -        441      441

Dividends
  ($1.00 per
  common
  share)         -       -          -          -         -        (21)     (21)
             _____   _____      _____      _____     _____    _______  _______
Balance
  at December
  28, 1991       1       1        128          9         -      1,257    1,396

Issuances
  of stock       -       -         24          -         -          -       24

Repurchases
  of stock       -       -         (7)         -         -        (78)     (85)

Foreign
  currency
  adjustment     -       -          -         (6)        -          -       (6)

Net earnings     -       -          -          -         -        181      181

Dividends: (a)
  Class B&C
    ($.70 per
    common
    share)       -       -          -          -         -        (13)     (13)

  Class D
    ($1.95 per
    common
    share)       -       -          -          -         -        (39)     (39)
             _____   _____      _____      _____     _____    _______  _______
Balance at
  December
  26, 1992       1       1        145          3         -      1,308    1,458
______________________________________________________________________________
See accompanying notes to consolidated financial statements.

                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                  For the three years ended December 25, 1993
                                  (continued)
                             (dollars in millions)

            Class   Class                             Net
            B & C       D  Additional    Foreign   Unrealized
           Common  Common   Paid-in     Currency     Holding   Retained
            Stock   Stock   Capital    Adjustment     Gain     Earnings    Total
________________________________________________________________________________

Balance at
  December
  26, 1992  $   1   $   1      $  145       $   3     $  -    $  1,308  $ 1,458

Issuances
  of stock      -       -          24           -        -           -       24

Repurchases
  of stock      -       -          (5)          -        -         (49)     (54)

Foreign
  currency
  adjustment    -       -           -          (6)       -           -       (6)

Net unrealized
  holding
  gain          -       -           -           -        9           -        9

Net earnings    -       -           -           -        -         261      261

Dividends: (b)

  Class B&C
    ($.70 per
    common
    share)      -       -           -           -        -         (11)     (11)


  Class D
    ($.50 per
    common
    share)      -       -           -           -        -         (10)     (10)
              ___     ___       _____       _____     ____     ________  _______

Balance
  at December
  25, 1993    $ 1     $ 1       $ 164       $  (3)    $  9     $  1,499  $ 1,671
              ===     ===       =====       =====     ====     ========  =======
_______________________________________________________________________________

(a) Includes $.30 and $.35 per share for dividends on Class B & C Stock and Class D Stock, respectively, declared in 1992 but paid in January 1993.
(b) Includes $.40 per share for dividends on Class B&C Stock declared in 1993 but paid on January 6, 1994.

See accompanying notes to consolidated financial statements.

                             PETER KIEWIT SONS', INC.

                     Notes to Consolidated Financial Statements


 (1)  Summary of Significant Accounting Policies
      __________________________________________

      Principles of Consolidation
      ___________________________

      The consolidated financial statements include the accounts of Peter Kiewit Sons', Inc. and subsidiaries in which it owns more than 50% of the voting stock ("PKS" or "the Company"), which are engaged in enterprises primarily related to construction, mining and telecommunications. See Note 2 with respect to discontinued packaging operations. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated. Investments in other companies in which the Company exercises significant influence over operating and financial policies and construction joint ventures are accounted for by the equity method. The Company accounts for its share of the operations of the construction joint ventures on a pro rata basis in the consolidated statements of earnings.

      Construction Contracts
      ______________________

      The Company operates generally within North America as a general contractor and engages in various types of construction projects for both public and private owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. Most public contracts are subject to termination at the election of the government. In the event of termination, the Company is entitled to receive the contract price on completed work and reimbursement of termination related costs, plus a reasonable profit on such costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

      The Company recognizes revenue on long-term construction contracts and joint ventures on the percentage-of-completion method based upon engineering estimates of the work performed on individual contracts. Provisions for losses are recognized on uncompleted contracts when they become known. Claims for additional revenue are recognized in the period when allowed.

      Assets and liabilities arising from construction activities, the operating cycle of which extends over several years, are classified as current in the financial statements. A one-year time period is used as the basis for classification of all other current assets and liabilities.

                              PETER KIEWIT SONS', INC.

                       Notes to Consolidated Financial Statements

(1)   Summary of Accounting Policies (continued)
      __________________________________________

      Coal Sales Contracts
      ____________________

      The Company and its mining ventures have entered into various agree-ments with its customers which stipulate delivery and payment terms for the sale of coal. Prior to 1993, one of the primary customers deferred receipt of certain commitments by purchasing undivided fractional interests in coal reserves of the Company and the mining ventures. Under the arrangements, revenue was recognized when cash was received. The agreements with this customer were renegotiated in 1992. In accordance with the renegotiated agreements, there were no sales of interests in coal reserves subsequent to January 1, 1993. The Company has the obligation to extract and deliver the coal reserves to the customer in the future if the customer exercises its option.
      If the option is exercised, the Company presently intends to deliver coal from an unaffiliated mine. In the opinion of management, the Company has sufficient coal reserves to cover the above sales commitments.

      The Company's coal sales contracts are with several electric utility and industrial companies. In the event that these customers do not fulfill contractual responsibilities, the Company would pursue the available legal remedies.

      Telecommunications Revenues
      ___________________________

      A subsidiary of the Company, MFS Communications Company, Inc. ("MFS"), provides private line and special access telecommunications services to major businesses, governmental entities and long distance carriers in major metropolitan areas of the United States through a competitive access provider subsidiary. Another subsidiary of MFS is a network systems integrator that designs, engineers, develops and installs telecommunications networks and systems and also provides facilities management services. MFS recognizes revenue on telecommunications services in the month the related service is provided. Network systems integration revenue is recognized on the percentage-of-completion method of accounting.

      In October 1993, the Company acquired 34.5% of the outstanding shares of C-TEC Corporation ("C-TEC") that have 56.6% of the available voting rights. C-TEC's results of operations have been consolidated from the acquisition date. C-TEC's most significant operating groups are its local telephone service and cable system operations. C-TEC's telephone network access revenues are derived from net access charges, toll rates and settlement arrangements for traffic that originates or terminates within C-TEC's local telephone company. Revenues from basic and premium cable programming services are recorded in the month the service is provided.

      Concentration of credit risk with respect to accounts receivable are limited due to the dispersion of customer base among different industries and geographic areas and remedies provided by terms of contracts and statutes.

                             PETER KIEWIT SONS', INC.

                      Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies (continued)
      ______________________________________________________

      Depreciation and Amortization
      _____________________________

      Depreciation and amortization for the majority of the Company's property, plant and equipment are computed on accelerated and straight-line methods. Depletion of mineral properties is provided primarily on a units-of-extraction basis determined in relation to estimated reserves.

      In accordance with industry practice, certain telephone plant owned by C-TEC valued at $216 million is depreciated based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. When property is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation.

      Intangible Assets
      _________________

      Intangible assets consist of amounts allocated upon purchase of assets of existing operations and development costs. These assets are amortized on a straight-line basis over the expected period of benefit, which does not exceed 40 years.

      Pension Plans
      _____________

      The Company maintains defined benefit plans primarily for retired packaging employees. Benefits paid under the plans are based on years of service for hourly employees and years of service and rates of pay for salaried employees.

      Substantially all of C-TEC's employees are included in a trusteed noncontributory defined benefit plan. Upon retirement, employees are provided a monthly pension based on length of service and compensation.

      The plans are funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

      Reserves for Reclamation
      ________________________

      The Company follows the policy of providing an accrual for reclamation of mined properties, based on the estimated cost of restoration of such properties, in compliance with laws governing strip mining.

      Foreign Currencies
      __________________

      The local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue and expenses are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as adjustments to stockholders' equity.

                       PETER KIEWIT SONS', INC.

               Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policices (continued)
      _______________________________________________________

      Subsidiary Stock Sales
      ______________________

      The Company recognizes gains and losses from the sales of stock by its subsidiaries.

      Earnings Per Share
      __________________

      Primary earnings per share of common stock have been computed using the weighted average number of shares outstanding during each year. For purposes of computing earnings per share data for periods prior to January 8, 1992, the number of Class B&C and Class D shares are assumed to be the same as the aggregate number of previous Class B and Class C shares. Fully diluted earnings per share have not been presented because it is not materially different from primary earnings per share. The number of shares used in computing earnings per share was as follows:

                              1993             1992            1991
                           __________       __________      __________

      Class B&C            17,290,971       18,262,680      20,588,236
      Class D              19,941,885       20,126,768      20,588,236

      Marketable Securities and Investments
      _____________________________________

      On December 25, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting of investments in equity securities with readily determinable fair values and all investments in debt securities. The statement does not apply to investments in equity securities accounted for under the equity method nor to investments in consolidated subsidiaries. At December 25, 1993, a net unrealized holding gain of $9 million, net of income taxes, was reported in stockholders' equity. See Note 6 for additional disclosures.

      Income Taxes
      ____________

      At the beginning of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial and tax basis for assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In 1992, the Company recorded income of $12 million which represented the decrease in the net deferred tax liabilities as a result of the accounting change. This amount has been reflected in the consolidated statements of earnings as a cumulative effect of a change in accounting principle.

                         PETER KIEWIT SONS', INC.

                 Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies (continued)
      ______________________________________________________

      Reclassifications
      _________________

      Where appropriate, items within the consolidated financial statements and notes thereto have been reclassified from previous years to conform to current year presentation.

      Fiscal Year
      ___________

      The Company's fiscal year ends on the last Saturday in December. There were 52 weeks each in the fiscal years 1993, 1992 and 1991.

      MFS and C-TEC's fiscal years end on December 31.

 (2)  Discontinued Operations
      _______________________

      In 1990, the Company's management authorized the disposition of its packaging businesses. As a result, the consolidated financial statements reflect the packaging businesses as discontinued operations.

      Discontinued Packaging Operations for the year ended December
      26, 1992 reflect the equity earnings of the Company's investment in a plastics joint venture, net of tax at the statutory rate. Summary financial information relative to the discontinued packaging operations, which primarily reflects earnings from packaging operations which were sold during 1991, for the year ended
      December 28, 1991 is provided below:

      (dollars in millions)                                            1991
      _____________________________________________________________________

      Revenue                                                       $ 1,145
      Earnings Before Income Taxes                                       45
      Net Earnings                                                       19
      _____________________________________________________________________

      The effective income tax rate for 1991 is higher than the statutory rate of 34%, primarily resulting for the effects of purchase accounting, state income taxes, higher taxes on foreign earnings and minority interest.

                             PETER KIEWIT SONS', INC.

                     Notes to Consolidated Financial Statements

 (3)  Acquisitions
      ____________

      In October 1993, the Company acquired 34.5% of the outstanding shares of C-TEC that have 56.6% of the available voting rights.

      The acquisition of C-TEC for $207 million in cash was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, as follows:

      Assets:

        Cash and cash equivalents                            $    61
        Other current assets                                      49
        Property, plant and equipment                            354
        Investments                                               17
        Intangible assets                                        303
        Other                                                      8

      Liabilities:

        Current liabilities                                      (64)
        Deferred income taxes                                    (46)
        Other liabilities                                         (8)
        Long-term debt                                          (427)
        Minority interest                                        (40)
                                                             _______
                                                             $   207
                                                             =======

      Results of C-TEC operations are included in the Company's consolidated results of operations since the date of acquisition.

      The following unaudited pro forma information shows the results of the Company as though the acquisition occurred at the beginning of 1992. These results include certain adjustments, primarily increased amortization, and are not necessarily indicative of what the results would have been had the acquisition been made as of that date or results that will occur in the future.

                                                           1993         1992
                                                         _______      _______

      Revenue                                            $ 2,415      $ 2,277
      Net Earnings                                           255          175
      Earnings Per Share of Class D Stock                   8.78         4.63

                             PETER KIEWIT SONS', INC.

                      Notes to Consolidated Financial Statements

 (4)  MFS Stock Sales
      _______________

      In May 1993, MFS sold 12.7 million shares of common stock to the public at an initial offering price of $20 per share for $233 million, net of certain transaction costs. An additional 4.6 million shares were sold to the public in September 1993, at a price of $50 per share for $218 million, net of certain transaction costs. These transactions have reduced the Company's ownership interest in MFS to 71% at December 25, 1993. Substantially all of the net proceeds from the offerings are intended to fund MFS' growth. Prior to the initial public offering, MFS was a wholly-owned subsidiary of the Company.
      The 29% outside ownership interest has been included in the consolidated condensed balance sheet minority interest caption.

      As a result of the above transactions, the Company recognized a gain of $211 million representing the increase in the Company's equity in the underlying net assets of MFS. Deferred income taxes have been provided on this gain.

 (5)  Disposal of Packaging Businesses
      ________________________________

      In July 1992, the Company sold its equity investment in a plastics joint venture to Ball Corporation for $7 million. No significant gain or loss was recognized as a result of this transaction. The gain on disposal of discontinued operations in 1992 resulted from a $19 million adjustment to prior year tax estimates and an $8 million payment, net of tax, received from BTR Nylex Limited and a $1 million accrual, net of tax, relating to additional sales proceeds from the 1990 sale of Continental PET Technologies, Inc. This gain was partially offset by miscellaneous sales adjustments related to the 1991 and 1990 sales of certain discontinued packaging operations.

      In April 1991, certain subsidiaries of the Company sold their European packaging operations ("Europe") to VIAG Aktiengesellschaft, a German company. The transaction closed in June 1991. Europe was engaged in developing, manufacturing and marketing metal and plastic containers, closures and related packaging products principally in western Europe. Revenue from these businesses was $818 million prior to the transaction close in 1991. Europe's net earnings for this same period was $34 million. The net proceeds were $853 million in cash. With the net proceeds, the Company repaid in July 1991 short-term borrowings of $252 million. The short-term borrowings consisted of $123 million which was borrowed in June 1991 to repay intercompany loans made to the Company by a subsidiary of Europe and $129 million which was directly related to financing Europe's capital expenditures.

      In May 1991, the Company sold Continental Can International Corporation ("CCIC"), a wholly-owned subsidiary that held the Company's interests in metal packaging operations in Latin America, the Far East and the Middle East, to Crown Cork & Seal Company, Inc. Revenue and net earnings were not material during the period prior to closing in 1991. Proceeds from the transaction consisted of $35 million paid in cash at closing and a receivable of $94 million which was collected in November 1991.

                           PETER KIEWIT SONS', INC.

                  Notes to Consolidated Financial Statements


(5)   Disposal of Packaging Businesses (continued)
      ____________________________________________

      In August 1991, the Company sold Continental White Cap, Inc.
      ("White Cap"), a wholly-owned subsidiary that manufactured metal, plastic and composite closures for food vacuum-packed in both glass and plastic containers to Schmalbach Lubeca A.G., a German company, for $279 million, after certain adjustments. Revenue from this business was $119 million prior to the transaction close in 1991.
      Net earnings for this same period was $13 million. The proceeds consisted of a promissory note, with interest at the LIBOR rate plus .625%, receivable in installments over the next five years with the final installment due on December 31, 1995. The first installment payment of $50 million was received in October 1991. Additional payments totalling $25 million were received in December 1991 and January 1992, $60 million was received in December 1992, and $110 million was received in 1993.

      In November 1991, the Company sold Continental Plastic Containers,
      Inc. and Continental Caribbean Containers, Inc. (collectively "PCD"), two wholly-owned subsidiaries that manufactured blow-molded rigid plastic containers for household, automotive, industrial and food products, to Plastic Containers, Inc., a newly formed corporation, for approximately $150 million, after adjustments. Revenue from this business was $190 million prior to the transaction close in 1991. Net earnings for this same period was $4 million. The proceeds consisted of $50 million in cash at the closing and a $100 million bridge note receivable which was collected in April 1992.

      The table below summarizes the gain on disposal for each sale and for the combined sales (in millions) during 1991:

                                    Europe    CCIC   White Cap   PCD    Total
                                    ______   _____   _________  _____  _______

      Net Proceeds                   $ 853   $ 129     $ 279    $ 150  $ 1,411
      Financial Reporting Basis        560      41       109       96      806
                                     _____   _____     _____    _____  _______
      Pre-Tax Gain                     293      88       170       54      605
      Estimated Tax Provision           94      33        78       28      233
                                     _____   _____     _____    _____  _______
      Gain on Disposal               $ 199   $  55     $  92    $  26  $   372
                                     =====   =====     =====    =====  =======

      The effective income tax rates differ from the expected statutory income tax rates due to state income taxes and the tax bases being different than the financial reporting bases.

      Included in the gain on disposal of Europe is $43 million of cumulative translation adjustments, consisting of $95 million of foreign currency adjustments, recorded at December 29, 1990, offset by $52 million of foreign currency losses incurred in 1991.

                          PETER KIEWIT SONS', INC.

                 Notes to Consolidated Financial Statements


(5)   Disposal of Packaging Businesses (continued)
      ____________________________________________

      The difference between the gain summarized above and the gain per the consolidated statement of earnings is $1 million, net of tax, consisting of the following (in millions):

      Purchase price adjustment for Continental PET
        Technologies, Inc.                                           $  17
      Gain on sale of investment in unconsolidated subsidiary            6
      Reserves for various sales of discontinued
        packaging operations                                           (22)
                                                                     _____
                                                                     $   1
                                                                     =====

      During 1991, the Company received $176 million in cash related to the remaining receivable, along with accrued interest, from the sale of the Company's domestic Beverage and Food packaging businesses in 1990.

      In 1990, the Company sold Continental PET Technologies, Inc. ("PET") to BTR Nylex Limited ("BTR"), an Australian company. Closing date
      proceeds, subject to adjustment, approximated  $110 million.   BTR
      paid an additional $40 million for revenue recognized by PET during 1991-1993 from certain new products. At closing, the Company received a note receivable of $110 million, which was collected in cash in January 1991.

                         PETER KIEWIT SONS', INC.

                Notes to Consolidated Financial Statements

(6)   Disclosures about Fair Value of Financial Instruments
      _____________________________________________________

      The following methods and assumptions were used to determine classification and fair values of financial instruments:

      Cash and Cash Equivalents
      _________________________

      Cash equivalents generally consist of highly liquid debt instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value.

      Marketable Securities and Investments
      _____________________________________

      The Company has classified all marketable securities and non-current investments not accounted for under the equity method as available-for-sale. The amortized cost of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Fair values of certificates of deposit approximate cost. Net unrealized holding gains and losses are reported as a separate component of stockholders' equity, net of tax.

      At December 26, 1992 the cost of marketable securities approximated fair value. At December 25, 1993 the cost, unrealized holding gains and losses, and estimated fair values of marketable securities and noncurrent investments are as follows:

                                              Unrealized   Unrealized
                                 Amortized      Holding      Holding    Fair
                                   Cost          Gains       Losses     Value
                                 _________    __________   __________   _____
     Marketable Securities:
      Equity securities           $  79          $  2         $  2      $  79
      U.S. debt securities          536             -            -        536
      State and political
        subdivision debt
        securities                  136             1            -        137
      Foreign government
        debt securities              84             -            -         84
      Corporate debt
        securities                  204             -            1        203
      Collateralized mortgage
        obligations                  27             -            -         27
      Certificates of
        deposit                      16             -            -         16
                                _______          ____         ____    _______
                                $ 1,082          $  3         $  3    $ 1,082
                                =======          ====         ====    =======
     Noncurrent Investments:
      Equity Securities         $    80          $ 13         $  -    $    93
                                =======          ====         ====    =======

      For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable securities were $31 million and $64 million, respectively, in 1993.

                             PETER KIEWIT SONS', INC.

                    Notes to Consolidated Financial Statements


(6)   Disclosures about Fair Value of Financial Instruments (continued)
      _________________________________________________________________

      The contractual maturities of the debt securities are as follows:


                                              Amortized Cost     Fair Value
                                              ______________     __________

      U.S. debt securities:
        less than 1 year                         $   517           $   517
        1-5 years                                     19                19
                                                 _______           _______
                                                 $   536           $   536
                                                 =======           =======

     State and political subdivision
       debt securities:
         less than 1 year                        $     4           $     4
         1-5 years                                   114               115
         5-10 years                                    5                 5
         over 10 years                                13                13
                                                 _______           _______
                                                 $   136           $   137
                                                 =======           =======

     Foreign government debt securities:
       1-5 years                                 $    67           $    67
       5-10 years                                     17                17
                                                 _______           _______
                                                 $    84           $    84
                                                 =======           =======

     Corporate debt securities:
       less than 1 year                          $    65           $    65
       1-5 years                                     103               102
       5-10 years                                     16                16
       over 10 years                                  20                20
                                                 _______           _______
                                                 $   204           $   203
                                                 =======           =======

     Certificates of deposit:
       less than 1 year                          $    16           $    16
                                                 =======           =======

      Maturities for the collateralized mortage obligations have not been presented as they do not have a single maturity date.

                           PETER KIEWIT SONS', INC.

                  Notes to Consolidated Financial Statements


(6)   Disclosures about Fair Value of Financial Instruments (continued)
      _________________________________________________________________

      Note Receivable from Sale of Discontinued Operations:
      ____________________________________________________

      The carrying amount approximates fair value for both the current and the long-term portion due to the interest rate provided in the note.

      Short-term Borrowings and Long-term Debt:
      ________________________________________

      The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount, except for certain Rural Telephone Bank debt which C-TEC may refinance. (See Note 11).

(7)   Retainage on Construction Contracts
      ___________________________________

      Marketable securities at December 25, 1993 and December 26, 1992 include approximately $56 million and $48 million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage.

      Receivables at December 25, 1993 and December 26, 1992 include approximately $37 million and $35 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

(8)   Investment in Construction Joint Ventures
      _________________________________________

      The Company has entered into a number of construction joint venture arrangements. Under these arrangements, if one venturer is financially unable to bear its share of costs, the other venturers will be required to pay those costs.

                             PETER KIEWIT SONS', INC.

                    Notes to Consolidated Financial Statements

 (8)  Investment in Construction Joint Ventures (continued)
      _____________________________________________________

      Summary joint venture financial information follows:

      Financial Position (dollars in millions)                1993     1992
      _____________________________________________________________________

      Total Joint Ventures
      ____________________

      Current assets                                        $  563   $  395
      Other assets (principally construction equipment)         71       39
                                                            ______   ______
                                                               634      434

      Current liabilities                                     (481)    (181)
                                                            ______   ______
          Net assets                                        $  153   $  253
                                                            ======   ======
      Company's Share
      _______________

      Equity in net assets                                  $   80   $   51
      Receivable (payable) from (to) joint ventures              1       (3)
                                                            ______   ______
      Investment in construction joint ventures             $   81   $   48
                                                            ======   ======
      _____________________________________________________________________
      Operations (dollars in millions)             1993      1992      1991
      _____________________________________________________________________

      Total Joint Ventures
      ____________________

      Revenue                                    $  906    $  575    $  565
      Costs                                         841       522       703
                                                 ______    ______    ______
      Operating income (loss)                    $   65    $   53    $ (138)
                                                 ======    ======    ======
      Company's Share
      _______________

      Revenue                                    $  430    $  269    $  337
      Costs                                         372       243       352
                                                 ______    ______    ______
      Operating income (loss)                    $   58    $   26    $  (15)
                                                 ======    ======    ======
      _____________________________________________________________________

      Management of the nonsponsored Denmark tunnel project completed a cost estimate in 1993 which indicated a favorable variance in the estimated costs of the project. As a result of this cost estimate and negotiations with the owner, the Company's management reduced reserves by $20 million which had been maintained to provide for the Company's share of estimated losses on the project. Management believes that the resolution of the the uncertainties in completing the tunnel, primarily due to adverse soil conditions, should not materially affect the Company's financial position.

                          PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements

(8)   Investment in Construction Joint Ventures (continued)
      _____________________________________________________

      Operating income in 1991 was unfavorably impacted by losses on certain joint venture contracts including recording estimated losses on the nonsponsored Denmark tunnel project of $32 million.

(9)   Investments
      ___________

      During 1992, the Company purchased additional shares of California Energy Company, Inc. ("California Energy") common stock for $23 million, increasing its ownership interest to 21%. The cumulative investment in common stock, accounted for on the equity method, totals $80 million. The Company has certain options to purchase additional shares of California Energy common stock. The excess purchase price over the under-lying equity is being amortized over 20 years. Equity earnings, net of the amortization of the excess purchase price over the underlying equity, were $7 million, $4 million and $3 million in 1993, 1992 and 1991, respectively. California Energy common stock is traded on the New York Stock Exchange. On December 25, 1993, the market value of the
      Company's investment in California Energy common stock was $138 million.

      In 1993 and 1992, the Company also recorded dividends in kind declared by California Energy consisting of voting convertible preferred stock valued at $5 million and $4 million, respectively. The stock dividends brought the Company's total investment in convertible preferred stock to $59 million at December 25, 1993.

      Investments also include equity securities classified as noncurrent and carried at the fair value of $93 million (See Note 6).

(10)  Intangible Assets
      _________________

      Intangible assets consist of the following at December 25, 1993 and December 26, 1992 (dollars in millions):

                                                          1993         1992
                                                         _____        _____
      Goodwill                                           $ 234        $  52
      Franchise and subscriber lists                        60            5
      Noncompete agreements                                 36            -
      Licenses and right-of-ways                            32           11
      Deferred development costs                            64           13
                                                         _____        _____
                                                           426           81
      Less accumulated amortization                        (11)          (6)
                                                         _____        _____
                                                         $ 415        $  75
                                                         =====        =====

                            PETER KIEWIT SONS', INC.

                    Notes to Consolidated Financial Statements


(11)  Long-Term Debt and Unutilized Borrowing Arrangements
      ____________________________________________________

      At December 25, 1993 and December 26, 1992, long-term debt was as follows:

      (dollars in millions)                                  1993       1992
      ______________________________________________________________________

      C-TEC Long-term Debt (with recourse only to C-TEC)
      ____________________

      Mortgage notes payable to the United States of America -

        Rural Telephone Bank (RTB)
          5% - 6.05%, with monthly payments through 2009    $  64      $   -
          6.5% - 7%, with quarterly sinking fund
            payments through 2015                              58          -

        Federal Financing Bank (FFB)
          7.69% - 8.36%, with quarterly sinking fund
            payments through 2012                              14          -

        Senior Secured Notes
          9.65%, with annual principal payments
            1996 through 1999 (includes unamortized
            premium of $7 based on imputed rate of
            6.12%)                                            157          -

          9.52%, with annual principal payments
            1996 through 2001 (includes unamortized
            premium of $4 based on imputed rate of
            6.93%)                                            104          -

        Revolving Credit Agreements and Other                  30          -

                                                            _____      _____
                                                              427          -
      Other PKS Long-term Debt
      ________________________

      7.5% to 11.6% Notes to former stockholders due
        1994-2001                                              16         17
      6.25% to 10.5% Convertible debentures due
        1999-2003                                               7          5
      Other                                                    27         11
                                                            _____      _____
                                                               50         33
                                                            _____      _____
                                                              477         33
     Less current portion                                     (15)        (3)
                                                            _____      _____
                                                            $ 462      $  30
                                                            =====      =====
     _______________________________________________________________________

                          PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements

(11) Long-term Debt and Unutilized Borrowing Arrangements (continued)
     ________________________________________________________________

     Substantially all of the assets of C-TEC's telephone group ($353 million) collateralize the mortgage notes payable to the United States of America. These note agreements restrict telephone group dividends.

     The Senior Secured notes are collateralized by pledges of the stock of C-TEC's telephone, mobile services, and cable group subsidiaries.
     The notes contain restrictive covenants which require, among other things, specific debt to cash flow ratios.

     C-TEC's Revolving Credit agreements are collaterlized by a pledge of the stock of C-TEC's telephone and mobile services subsidiaries.

     The convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. Debentures were converted into 14,322, 10,468, and 36,598, shares of Class C and Class D common stock in 1993, 1992 and 1991, respectively. At December 25, 1993, 215,180 shares of Class C common stock and 86,736 shares of Class D common stock are reserved for future conversions.

     Other PKS long-term debt consists primarily of construction financing of a privately owned toll road which will be converted to term debt upon completion of the project. Variable interest rates on this debt ranged from 5% to 9% at December 25, 1993.

     Scheduled maturities of long-term debt through 1998 are as follows (in millions): 1994 - $11; 1995 - $25; 1996 - $56; 1997 - $68 and
     $70 in 1998.

     The Company has the following unutilized borrowing arrangements at December 25, 1993:

     C-TEC's telephone group's agreement with the RTB provides for an additional $23 million of borrowings. The agreement requires C-TEC to invest in RTB stock for approximately 5% of the available amount.

     C-TEC's Revolving Credit agreements provide for an additional $11 million of borrowings collateralized by stock pledges. The total commitments are reduced on a quarterly basis through maturity in September 1996.

     An additional $50 million Credit Agreement collateralized by stock pledges may be utilized by C-TEC. The agreement provides revolving borrowings through June 1, 1994 at which time the outstanding balance converts to a term loan with quarterly payments through 1997. Under the arrangement, C-TEC must maintain specified debt to cash flow ratios.

                              PETER KIEWIT SONS', INC.

                      Notes to Consolidated Financial Statements


(11) Long-term Debt and Unutilized Borrowing Arrangements (continued)
     ________________________________________________________________

     C-TEC also has an unused line of credit for $13 million under which unsecured borrowings may be made. Unused lines are cancelable at the option of the lenders.

     MFS has a $75 million secured revolving credit agreement dependent in part on their ability to attain certain cash flow requirements.

                             PETER KIEWIT SONS', INC.

                     Notes to Consolidated Financial Statements

(12)  Income Taxes
      ____________

      An analysis of the provision for income taxes related to continuing operations before minority interest and cumulative effect of change in accounting principle for the three years ended December 25, 1993 follows:

      (dollars in millions)                1993          1992          1991
      _____________________________________________________________________
      Current:
        U.S. federal                      $  52         $  62         $  32
        Foreign                               2             5             7
        State                                 8             6             6
                                          _____         _____         _____
                                             62            73            45
                                          _____         _____         _____
      Deferred:
        U.S. federal                         51            (2)           (4)
        Foreign                              (1)           (4)            -
        State                                (1)            2             -
                                          _____         _____         _____
                                             49            (4)           (4)
                                          _____         _____         _____
                                          $ 111         $  69         $  41
                                          =====         =====         =====
      _____________________________________________________________________

      The United States and foreign components of earnings, for tax reporting purposes, from continuing operations before minority interest, income taxes and cumulative effect of change in accounting principle follow:

      (dollars in millions)               1993          1992          1991
      ____________________________________________________________________
      United States                      $ 362         $ 215         $  74
      Foreign                                7             4            16
                                         _____         _____         _____
                                         $ 369         $ 219         $  90
                                         =====         =====         =====
      ____________________________________________________________________

      The components of the deferred income tax benefit, prior to adopting SFAS No. 109, in 1991 were as follows:

      (dollars in millions)                                           1991
      ____________________________________________________________________
      Depreciation and fixed assets                                  $   4
      Retirement benefits and other compensation                         1
      Mining revenue and costs                                           5
      Insurance reserves                                                (3)
      Construction contract accounting                                 (18)
      Equity earnings                                                    4
      Accrued revenue                                                    4
      Other                                                             (1)
                                                                     _____
                                                                     $  (4)
                                                                     =====
      ____________________________________________________________________

                            PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements

(12)  Income Taxes (continued)
      ________________________

      A reconciliation of the actual provision for income taxes and the tax computed by applying the U.S. federal rate (35% in 1993 and 34% in 1992 and 1991) to the earnings from continuing operations before minority interest, income taxes and cumulative effect of change in accounting principle for the three years ended December 25, 1993 follows:

      (dollars in millions)                    1993       1992       1991
      ___________________________________________________________________
      Computed tax at statutory rate          $ 129       $ 74       $ 31
      State income taxes                          4          5          4
      Depletion                                  (4)        (4)        (4)
      Dividend exclusion                         (4)        (3)        (2)
      Equity earnings                             -         (3)         -
      Foreign taxes                               -          -          3
      Prior year tax adjustments                (13)         -          3
      Nondeductible expenses                      -          -          3
      Other                                      (1)         -          3
                                              _____       ____       ____
                                              $ 111       $ 69       $ 41
                                              =====       ====       ====
      ___________________________________________________________________

      The Company and its domestic subsidiaries file a consolidated federal income tax return. Possible taxes, beyond those provided, on remittances of undistributed earnings of foreign subsidiaries are not expected to be material.

      The components of the net deferred tax liabilities for the years ended December 25, 1993 and December 26, 1992 were as follows:

      (dollars in millions)                                   1993     1992
      _____________________________________________________________________
      Deferred tax liabilities:
        Investments in joint ventures                        $ 112    $ 108
        Investments in subsidiaries                             84        -
        Asset bases - accumulated depreciation                 198      149
        Deferred coal sales                                     26       25
        Other                                                   48       34
                                                             _____    _____
        Total deferred tax liabilities                         468      316
                                                             _____    _____
      Deferred tax assets:
        Construction accounts                                   16        8
        Insurance claims                                        20       22
        Compensation - retirement benefits                      22       38
        Provision for estimated expenses                         8       10
        Net operating losses of subsidiaries                    52        7
        Alternative minimum tax credits realizable by
          subsidiary                                            11        -
        Other                                                   37       26
        Valuation adjustments                                  (17)      (7)
                                                             _____    _____
        Total deferred tax assets                              149      104
                                                             _____    _____
      Net deferred tax liabilities                           $ 319    $ 212
                                                             =====    =====
      _____________________________________________________________________

                           PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements


(12)  Income Taxes (continued)
      ________________________

      The Company's subsidiaries have federal income tax net operating loss carryforwards of $120 million which begin to expire in 2001.

(13)  Employee Benefit Plans
      ______________________

      The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans. These contributions are included in the cost of revenue. Under federal law, the Company may be liable for a portion of plan deficiencies; however, there are no known deficiencies.

      The Company's defined benefit pension plans cover primarily packaging employees who retired prior to the disposition of the packaging operations. The expense related to these plans was approximately $7 million in 1993 and $1 million in 1992 and 1991.

      C-TEC maintains a separate defined benefit plan for substantially all of its employees. The prepaid pension cost and income related to this plan is not significant at December 25, 1993 or for the period from the acquisition date through December 25, 1993.

      The Company also has a long-term incentive plan, consisting of stock appreciation rights, for certain employees. The expense related to this plan was $3 million, $6 million, and $8 million in 1993, 1992 and 1991, respectively. Substantially all employees of the Company, with the exception of stockholders and MFS and C-TEC employees, are covered under the Company's profit sharing plans. The expense related to these plans was $2 million, $3 million and $2 million in 1993, 1992 and 1991, respectively.

                          PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements


(14)  Postretirement Benefits
      _______________________

      In addition to providing pension and other supplemental benefits, the Company provides certain health care and life insurance benefits primarily for packaging employees who retired prior to the disposition of certain packaging operations and C-TEC employees. Employees become eligible for these benefits if they meet minimum age and service requirements or if they agree to contribute a portion of the cost. These benefits have not been funded.

      The net periodic costs for health care benefits were $4 million in 1993, 1992, and 1991. The net perioidic costs for life insurance benefits were $2 million, $2 million, and $1 million in 1993, 1992, and 1991, respectively. In all years, the costs related entirely to interest on accumulated benefits.

      The accrued postretirement benefit liability as of December 25, 1993 was as follows:

                                                   Health             Life
      (dollars in millions)                       Insurance        Insurance
      ______________________________________________________________________

      Retirees                                     $  34            $  17
      Fully eligible active plan participants          -                -
      Other active plan participants                   -                -
                                                   _____            _____
      Total accumulated postretirement
        benefit obligation                            34               17
      Unrecognized prior service cost                 24                1
      Unrecognized net loss                           (7)              (2)
                                                   _____            _____
      Accrued postretirement benefit liability     $  51            $  16
                                                   =====            =====
      ______________________________________________________________________

      The unrecognized prior service cost resulted from certain modifications to the postretirement benefit plan which reduced the accumulated postretirement benefit obligation. The Company may make additional modifications in the future.

      A 8.3% increase in the cost of covered health care benefits was assumed for fiscal 1993. This rate is assumed to gradually decline to 6.2% in the year 2020 and remain at that level thereafter. A 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation ("APBO") by $1 million at year-end 1993. The weighted average discount rate used in determining the APBO was 7.0%.

                          PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements


(15)  Stockholders' Equity
      ____________________

      Under the Company's Restated Certificate of Incorporation, effective January 8, 1992, the Company now has three classes of common stock:
      Class B Construction and Mining Group Nonvoting Restricted Redeemable Convertible Common Stock ("Class B"), Class C Construction and Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C"), and Class D Diversified Group Convertible Exchangeable Common Stock ("Class D"). In connection with a reclassification in January 1992, each "old" Class B share was exchanged for one "new" Class B share and one Class D share, and each "old" Class C share was exchanged for one "new" Class C share and one Class D share. New Class B and Class C shares can be issued only to Company employees and can be resold only to the Company at a formula price based on the book value of the Construction & Mining Group. The Company is generally required to repurchase Class B and Class C shares for cash upon stockholder demand. Class D shares have a formula price based on the book value of the Diversified Group. The Company must generally repurchase Class D shares for cash upon stockholder demand at the formula price, unless the Class D shares become publicly traded. Although the Class D shares are predominantly owned by employees and former employees, such shares are not subject to ownership or transfer restrictions.

      In accordance with the January 8, 1992 reorganization, the number of authorized shares of Class B, C and D common stock were increased to 8 million, 125 million and 50 million, respectively.

      In the event of liquidation, after the holders of any preferred stock have been paid the par value and any accrued and unpaid dividends, the Board of Directors will establish two liquidation accounts, the "B&C Liquidation Account" and the "D Liquidation Account." The assets of the liquidation accounts will be distributed as follows: first, Class B&C stockholders will receive an amount equal to $1.00 per share, reducing the B&C Liquidation Account; second, Class D stockholders will receive an amount equal to $2.00 per share, reducing the D Liquidation Account; and third, any amount remaining in the B&C Liquidation Account shall be distributed pro rata to the Class B&C stockholders, and any amount remaining in the D Liquidation Account shall be distributed pro rata to the Class D stockholders.

      For comparative purposes, the table below presents issuances and repurchases of common shares assuming the plan of exchange was effected at the beginning of 1991 since each outstanding share of existing Class B and Class C stock was exchanged for one share of new Class B&C stock and one share of new Class D stock.

                         PETER KIEWIT SONS' INC.

                 Notes to Consolidated Financial Statements

(15)  Stockholders' Equity (continued)
      ________________________________

      For the three years ended December 25, 1993, issuances and repurchases of common shares including conversions were as follows:
     _______________________________________________________________________

                                        Class B       Class C        Class D
                                         Common        Common         Common
                                          Stock         Stock          Stock
                                         ______       _______        _______

      Shares issued in 1991                   -       514,518        514,518
      Shares repurchased in 1991        206,000     2,897,335      3,103,335
      Shares issued in 1992                   -     2,886,418      1,019,553
      Shares repurchased in 1992        137,000     4,765,161      1,693,353
      Shares issued in 1993                   -     1,027,657        748,026
      Shares repurchased in 1993         76,600     2,217,122        841,808
      ______________________________________________________________________

(16)  Other Income
      ____________

      Other income includes net investment income of $16 million, $86 million, and $108 million in 1993, 1992 and 1991, respectively, gains and losses on sales of property, plant and equipment and other assets, and other miscellaneous income. Net investment income in 1993 includes
      $59 million of losses on the sale and permanent writedown of certain derivative securities.

                            PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements


(17)   Industry and Geographic Data
       ____________________________

       The Company operates primarily in three reportable segments: construction, mining and telecommunications. The packaging segment is reported as discontinued operations.

       A summary of the Company's operations by geographic area and industry follows:

       Geographic Data
       (dollars in millions)                  1993         1992         1991
       _____________________________________________________________________

       Revenue:
         United States                     $ 1,930      $ 1,808      $ 1,834
         Canada                                175          182          238
         Other                                  74           30           14
                                           _______      _______      _______
                                           $ 2,179      $ 2,020      $ 2,086
                                           =======      =======      =======
       Operating earnings:
         United States                     $   107      $   131      $    48
         Canada                                  4           (2)          13
         Other                                  22            -          (32)
                                           _______      _______      _______
                                               133          129           29
       Gain on sales of subsidiary's
         stock                                 211            -            -
       Interest income, net                     41           63           35
       Nonoperating income (expense),
         net                                   (16)          27           26
                                           _______      _______      _______

       Earnings from continuing
         operations before income
         taxes, minority interest and
         cumulative effect of change
         in accounting principle           $   369      $   219      $    90
                                           =======      =======      =======

       Identifiable assets:
         United States                     $ 2,445      $ 1,049      $   861
         Canada                                 82           90          102
         Other areas                            17           10            -
         Corporate (1)                       1,140        1,450        1,657
         Discontinued packaging
           operations                            -            -           12
                                           _______      _______      _______
                                           $ 3,684      $ 2,599      $ 2,632
                                           =======      =======      =======
       _____________________________________________________________________

       (1) Principally cash, cash equivalents, marketable securities, notes receivable from sales of discontinued operations and investments in all years.

                                PETER KIEWIT SONS', INC.

                      Notes to Consolidated Financial Statements


(17)  Industry and Geographic Data (continued)
      ________________________________________

      Industry Data (dollars in millions)         1993       1992       1991
      ______________________________________________________________________
      Revenue:
        Construction                           $ 1,757    $ 1,659    $ 1,825
        Mining                                     230        246        219
        Telecommunications                         189        109         37
        Other                                        3          6          5
                                               _______    _______    _______
                                               $ 2,179    $ 2,020    $ 2,086
                                               =======    =======    =======
      Operating earnings:
        Construction                           $    94    $    72    $    29
        Mining                                      99         96         71
        Telecommunications                         (26)       (12)       (27)
        Other                                      (34)       (27)       (44)
                                               _______    _______    _______
                                                   133        129         29
      Gain on sale of subsidiary's stock           211          -          -
      Interest income, net                          41         63         35
      Nonoperating income (expense),
        net                                        (16)        27         26
                                               _______    _______    _______
      Earnings from continuing operations
        before income taxes, minority
        interest and cumulative effect of
        change in accounting principle         $   369    $   219    $    90
                                               =======    =======    =======

      Identifiable assets:
        Construction                           $   594    $   543    $   527
        Mining                                     206        217        196
        Telecommunications                       1,682        363        205
        Other                                       62         26         35
        Corporate                                1,140      1,450      1,657
        Discontinued packaging                       -          -         12
                                               _______    _______    _______
                                               $ 3,684    $ 2,599    $ 2,632
                                               =======    =======    =======
      Capital expenditures:
        Construction                           $    48    $    37    $    57
        Mining                                       5          8          6
        Telecommunications                         127         80         51
        Other                                        -          -          5
        Corporate                                   12          4          3
                                               _______    _______    _______
                                               $   192    $   129    $   122
                                               =======    =======    =======
      Depreciation, depletion and
        amortization:
          Construction                         $    43    $    45    $    53
          Mining                                    13         12         11
          Telecommunications                        35         21         12
          Other                                      2          3          3
          Corporate                                  6          5          3
                                               _______    _______    _______
                                               $    99    $    86    $    82
                                               =======    =======    =======
        ____________________________________________________________________

                               PETER KIEWIT SONS', INC.

                      Notes to Consolidated Financial Statements


(18)  Summarized Financial Information
      ________________________________

      Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group contains the Company's traditional construction operations performed by Kiewit Construction Group Inc. and certain mining services, performed by Kiewit Mining Group Inc. The Diversified Group contains coal mining properties owned by Kiewit Coal Properties Inc., communications companies owned by MFS, the 34.5% interest in C-TEC, a minority interest in California Energy and miscellaneous investments. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the groups.

      A summary of the results of operations and financial position for the Construction & Mining Group and the Diversified Group follows. These summaries were derived from the audited financial statements of the respective groups which are exhibits to this Annual Report.

      All significant intercompany accounts and transactions, except those directly between the Construction & Mining Group and the Diversified Group, have been eliminated.

      Construction & Mining Group:

                                                  1993       1992       1991
                                                _______    _______    _______

      Results of Operations:
        Revenue                                 $ 1,777    $ 1,671    $ 1,834
                                                =======    =======    =======
        Earnings before cumulative effect
          of change in acounting principle $ 80 $ 69 $ 23 Cumulative effect of change in
          accounting principle                        -         13          -
                                                _______    _______    _______
        Net Earnings                            $    80    $    82    $    23
                                                =======    =======    =======

      Earnings per Share:
        Earnings before cumulative
          effect of change in
          accounting principle                  $  4.63    $  3.79    $  1.12
        Cumulative effect of change in
          accounting principle                        -        .69          -
                                                _______    _______    _______
        Net Earnings                            $  4.63    $  4.48    $  1.12
                                                =======    =======    =======

                               PETER KIEWIT SONS', INC.

                      Notes to Consolidated Financial Statements


(18)  Summarized Financial Information (continued)
      _____________________________________________

      Construction & Mining Group (continued):

                                                 1993       1992       1991
                                               _______    _______    _______

        Financial Position:
          Working capital                      $   372    $   342    $   285
          Total assets                             889        862        849
          Long-term debt, less current
            portion                                 10         12         13
          Stockholders' equity                     480        437        400

      Included within earnings before income taxes is mine service income from the Diversified Group of $29 million in 1993 and 1992 and $8 million in 1991.

        Diversified Group:

                                                1993        1992       1991
                                              _______     _______    _______

        Results of Operations:
          Revenue                             $   402     $   349    $   252
                                              =======     =======    =======
          Earnings from continuing
            operations before cumulative
            effect of change in accounting
            principle                         $   181     $    81    $    26
          Cumulative effect of change in
            accounting principle                    -          (1)         -
          Discontinued Operations                   -          19        392
                                              _______     _______    _______
          Net Earnings                        $   181     $    99    $   418
                                              =======     =======    =======


        Earnings per Share:
          Earnings from continuing
            operations before cumulative
            effect of change in accounting
            principle                         $  9.08     $ 4.00     $  1.26
          Cumulative effect of change
            in accounting principle                 -       (.05)          -
          Discontinued operations                   -        .97       19.04
                                              _______     ______     _______
          Net Earnings                        $  9.08     $ 4.92     $ 20.30
                                              =======     ======     =======

                              PETER KIEWIT SONS', INC.

                      Notes to Consolidated Financial Statements


(18)  Summarized Financial Information (continued)
      _____________________________________________

      Diversified Group:

                                                  1993       1992       1991
                                                _______    _______    _______


        Financial Position:
          Working capital                       $   993    $   796    $   788
          Total assets                            2,809      1,759      1,801
          Long-term debt, less current
            portion                                 452         18         97
          Stockholders' equity                    1,191      1,021        996

      Included within earnings from continuing operations before income taxes is mine management fees paid to the Kiewit Construction & Mining Group of $29 million in 1993 and 1992 and $8 million in 1991.

(19)  Other Matters
      _____________

      The Company is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position or results of operations.

      In many pending proceedings, the Company is one of numerous defendants who may be "potentially responsible parties" liable for the cleanup of hazardous substances deposited in landfills or other sites.

      The Company has established reserves to cover its probable liabilities for environmental cases and believes that any additional liabilities will not materially affect the Company's financial condition or results of operations.

      On March 4, 1994, several former stockholders of an MFS subsidiary filed a lawsuit against MFS, Kiewit Diversified Group, Inc. ("KDG") and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992.
      MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them, causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement. Any settlement amount would be treated as an adjustment of the original purchase price and recorded as additional goodwill.

                          PETER KIEWIT SONS', INC.

                Notes to Consolidated Financial Statements


(19)  Other Matters (continued)
      _________________________

      It is customary in the Company's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. As of December 25, 1993, the Company had outstanding letters of credit of approximately $141 million.

      A subsidiary of the Company, Continental Holdings Inc. remains contingently liable as a guarantor of $111 million of debt relating to various businesses which have been sold.

      The Company leases various buildings and equipment under both operating and capital leases. Minimum rental payments on buildings and equipment subject to noncancelable operating leases during the next 24 years aggregate $104 million.

      In 1974, a subsidiary of the Company ("Kiewit"), entered into a lease agreement with Whitney Benefits, Inc., a Wyoming charitable corporation ("Whitney"). Whitney is the owner, and Kiewit is the lessee, of a coal deposit underlying approximately a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In 1983, Whitney and Kiewit filed an action now titled Whitney Benefits, Inc. and Peter Kiewit Sons', Co. v. The United States, in the U.S. Court of Federal Claims ("Claims Court") alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims Court ruled that a taking had occurred and awarded plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Claims Court. In 1991, the U.S. Supreme Court denied certiorari. On February 10, 1994, the Claims Court issued an opinion which provided that the $60 million judgement would bear interest compounded annually from 1977 until payment. Interest for the 1977-1993 period is $230 million. Kiewit and Whitney have agreed that Kiewit and Whitney will receive 67.5 and 32.5 percent, respectively, of any award.

      The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the value of the property. The government also filed a motion to reopen and set aside the 1989 judgement as void and to dismiss plaintiffs' complaint for lack of jurisdiction. In August 1992, the Claims Court indicated that both motions would be denied. A written order has not yet been entered. The government may appeal from the order, as well as the order regarding compound interest.

      It is not presently known when these proceedings will be concluded, what amount Kiewit will ultimately receive, nor when payment of that amount will occur.

                            PETER KIEWIT SONS', INC.

                    Notes to Consolidated Financial Statements

(19)  Other Matters (continued)
      _________________________

      C-TEC has an outstanding interest rate swap agreement which expires in December 1994. Under this agreement, the Company received a fixed rate of 9.52% on $100 million and pays a floating rate of LIBOR plus 502 basis points (8.52% at December 31, 1993), as determined in six-month intervals. The transaction effectively changes C-TEC's interest rate exposure from a fixed-rate to a floating-rate basis on the $100 million underlying debt. The counter-party to the interest rate swap contract is a major financial institution. C-TEC is exposed to economic loss in the event of nonperformance by the counter-party, however, it does not anticipate such non-performance.

(20)  Subsequent Events
      _________________

      On January 19, 1994, MFS issued 9 3/8% Senior Discount Notes due January 15, 2004. Cash interest will not accrue on the notes prior to January 15, 1999. Commencing July 15, 1999 cash interest will be payable semi-annually. Accordingly, MFS will initially record the proceeds it received from the offering of $500 million and accrue to the principal amount of the notes of $788 million through January 1999. On or after January 15, 1999, the notes will be redeemable at the option of MFS, in whole or in part, as stipulated in the note agreement. The notes contain certain covenants which, among other things, will restrict MFS' ability to incur additional debt, create liens, enter into sale and leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates, and sell assets or merge with another company.

      On February 28, 1994 the Company completed the purchase of APAC-Arizona, Inc. ("APAC") from Ashland Oil Company, Inc. for approximately $49 million, subject to adjustments. APAC is engaged in the construction materials and contracting businesses in Arizona and surrounding states. The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to the assets and liabilities of APAC based upon their estimated fair values at the acquisition date. Results of operations of APAC will be included in the Company's consolidated results of operations subsequent to the date of acquisition.

      On March 16, 1994, MFS made an offer to purchase all outstanding shares of common stock and associated preferred share purchase rights to Centex Telemanagement, Inc. at $9 per share. The net consideration of the offer approximates $150 million. The offer, which will expire on April 12, 1994, is conditioned upon, among other things, acquiring a majority of the common shares and the preferred share purchase rights being redeemed or invalidated.

                                                              SCHEDULE VIII


                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                  Valuation and Qualifying Accounts and Reserves

                                      Amounts
                         Balance,   Charged to    Charged             Balance
                         Beginning   Costs and         to              End of
(dollars in millions)    of Period    Expenses   Reserves     Other    Period
_____________________________________________________________________________

Year ended December
  25, 1993
____________

Allowance for doubtful
  trade accounts            $  7        $  5      $  (6)    $  1        $  7

Reserves:
  Insurance claims            66          14        (13)       -          67
  Retirement benefits         74          12        (17)       2          71

Year ended December
  26, 1992
____________

Allowance for  doubtful
  trade accounts            $  7        $  1      $  (1)    $  -        $  7

Reserves:
  Insurance claims            61          20        (15)       -          66
  Retirement benefits         58           8         (8)      16 (a)      74

Year ended December
  28, 1991
___________________

Allowance for doubtful
  trade accounts            $  8        $  1     $   (2)    $  -        $  7

Reserves:
  Insurance claims            45          25         (9)       -          61
  Retirement benefits         21          37         (5)       5          58

_____________________________________________________________________________

(a) In 1992, adjustments made in accordance with SFAS No. 109 to adjust remaining retirement benefits, acquired in prior business acquisitions, recorded net of tax, to their pre-tax amounts.

                                                                 SCHEDULE IX


                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                              Short-Term Borrowings


                               Weighted      Maximum                Weighted
                                Average    Month-End   Average       Average
                               Interest       Amount   Amount       Interest
                      Balance,    Rate,  Outstanding Outstanding        Rate
                        End of   End of   During the  During the      During
(dollars in milions)    Period   Period       Period  Period (a)  the Period
____________________________________________________________________________

Year ended December
  25, 1993
___________________

  Bank Borrowings       $   -       -%        $  50        $  24      3.4%


Year ended December
  26, 1992
___________________

  Bank Borrowings       $  80     3.4%        $  80        $  -         -%

Year ended December
  28, 1991
___________________

  Bank Borrowings       $   -       -%        $ 264        $ 92      10.8%
__________________________________________________________________________

(a) Determined on the basis of average daily balances of short-term borrowings. The 1992 bank borrowings were made during the last week of the year.

     The bank borrowings provided for interest at various rates and matured on various dates within one year.

                                                                  SCHEDULE X


                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                Supplementary Income Statement Information



                                               Charged to Costs and Expenses
                                               _____________________________

(dollars in millions)                          1993          1992       1991
____________________________________________________________________________

Royalties (a)                                  $ 22          $ 27       $ 24
Production taxes (a)                             16            26         19
____________________________________________________________________________

(a) The Company incurred royalty costs and production taxes with respect to its mining operations based on the tons of coal mined or sold from various properties.

Advertising costs and amortization of intangible assets are not presented as such amounts represent less than one percent of revenue as reported in the related consolidated statements of earnings.

The costs to repair equipment used on construction contracts, which are charged against such contracts, are excluded because it is impractical to segregate them from other contract costs. Maintenance and repair costs in 1993 and 1992 were less than one percent of revenue. Maintenance and repair costs, primarily related to the Company's discontinued packaging operations, were $50 million in 1991.
                         PETER KIEWIT SONS', INC.
                           AND SUBSIDIARIES

                          INDEX TO EXHIBITS


Exhibit
  No.               Description of Exhibit
____________________________________________________________________________

21                  List of Subsidiaries of the Company.

99.A                Kiewit Construction & Mining Group
                    Financial Statements and Financial
                    Statement Schedules and Management's
                    Discussion and Analysis of Financial
                    Condition and Results of Operations.

99.B                Kiewit Diversified Group Financial
                    Statements and Financial Statement
                    Schedules and Management's Discussion
                    and Analysis of Financial Condition
                    and Results of Operations.