Form 10-Q
period 1994-03-31
KIEWIT PETER SONS INC
filed 1994-05-16
CIK 794323

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1994

                                      or

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period _______________ to _____________


                        Commission file number 0-15658

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

                                 402-342-2052
                        (Registrant's telephone number,
                             including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ___     ___

      The number of shares outstanding of each class of the issuer's common stock, as of May 1, 1994:

 Class B Common Stock............................  1,000,400 shares
 Class C Common Stock............................ 14,142,652 shares
 Class D Common Stock............................ 20,442,129 shares

                     PETER KIEWIT SONS', INC.


                  Part I - Financial Information
                  ______________________________



                                                              Page
                                                              ____

   Item 1.    Financial Statements

              Consolidated Condensed Statements of
                Earnings
              Consolidated Condensed Balance Sheets
              Consolidated Condensed Statements of Cash
                Flows
              Notes to Consolidated Condensed Financial
                Statements

   Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations


                    Part II - Other Information
                    ___________________________

   Item 1.    Legal Proceedings

   Item 6.    Exhibits and Reports on Form 8-K

   Signatures

   Index to Exhibits

                   PETER KIEWIT SONS', INC.

         Consolidated Condensed Statements of Earnings
                         (unaudited)
                                                Three months ended
                                                     March 31,
                                                __________________
(dollars in millions, except per share data)    1994          1993
__________________________________________________________________
Revenue                                       $  573        $  437
Cost of Revenue                                 (521)         (387)

                                              ______        ______
                                                  52            50

Operating Expenses                               (54)          (40)
                                              ______        ______
Operating Income (Loss)                           (2)           10

Other Income (Expense):
  Gain on Subsidiary's Stock Activity, net        25             -
  Investment Income                               21            19
  Interest Expense                               (17)           (2)
  Other, net                                       3             3
                                              ______        ______
                                                  32            20
                                              ______        ______
Earnings Before Income Taxes
  and Minority Interest                           30            30

Provision for Income Taxes                       (14)          (10)

Minority Interest in Loss of Subsidiaries          7             -
                                              ______        ______

Net Earnings                                  $   23        $   20
                                              ======        ======
Earnings (Loss) Attributable to Class
  B&C Stock:
    Net Earnings (Loss)                       $   (2)       $    5
                                              ======        ======
    Earnings (Loss) per Common and
      Common Equivalent Share                 $ (.14)       $  .25
                                              ======        ======
Earnings Attributable to Class D Stock:
    Net Earnings                              $   25        $   15
                                              ======        ======
    Earnings per Common and Common
      Equivalent Share                        $ 1.21        $  .77
                                              ======        ======
Cash Dividends per Common Share:
  B&C Stock                                   $    -        $  .30
                                              ======        ======
  D Stock                                     $    -        $  .50
                                              ======        ======
__________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

                   PETER KIEWIT SONS', INC.

             Consolidated Condensed Balance Sheets


                                         March 31,    December 25,
                                           1994           1993
(dollars in millions)                   (unaudited)
__________________________________________________________________
Assets

Current Assets:

 Cash and cash equivalents               $   259          $   296
 Marketable securities                     1,433            1,082
 Receivables, less allowance of $7
    and $7                                   331              296
 Costs and earnings in excess of
   billings on uncompleted contracts          91               79
 Investment in construction
   joint ventures                             58               81
 Deferred income taxes                        75               66
 Other                                        68               54
                                         _______          _______
Total Current Assets                       2,315            1,954

Property, Plant and Equipment,
  less accumulated depreciation and
  amortization of $656 and $636              910              844


Investments                                  233              233

Intangible Assets, net                       496              415

Other Assets                                 239              238
                                         _______          _______
                                         $ 4,193          $ 3,684
                                         =======          =======
__________________________________________________________________

See accompanying notes to consolidated condensed financial statements.

                    PETER KIEWIT SONS', INC.

               Consolidated Condensed Balance Sheets

                                         March 31,    December 25,
(dollars in millions,                      1994           1993
  except per share data)                (unaudited)
__________________________________________________________________
Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                          $  237          $  260
 Current portion of long-term debt:
   Telecommunications                           9               7
   Other                                        8               8
 Accrued costs and billings in excess
   of revenue on uncompleted contracts        120             107
 Accrued insurance costs                       68              67
 Other                                        140             140
                                           ______         _______
Total Current Liabilities                     582             589

Long-Term Debt, less current portion:
  Telecommunications                          911             420
  Other                                        58              42
Deferred Income Taxes                         409             385
Retirement Benefits                            70              71
Accrued Reclamation Costs                      93              92
Other Liabilities                             104             116
Minority Interest                             310             298

Stockholders' Equity:

 Preferred stock, no par value,
   Authorized 250,000 shares: no shares
     outstanding                                -               -
 Common stock, $.0625 par value,
   $1.6 billion aggregate redemption
   value:
   Class B, authorized 8,000,000 shares:
     1,000,400 outstanding in 1994 and
     1,180,400 in 1993                          -               -
   Class C, authorized 125,000,000 shares:
     14,187,510 outstanding in 1994 and
     16,316,070 in 1993                         1               1
   Class D, authorized 50,000,000 shares:
     20,525,144 outstanding in 1994 and
     20,010,696 in 1993                         1               1
 Additional paid-in capital                   161             164
 Foreign currency adjustment                   (7)             (3)
 Net unrealized holding gains (losses)         (2)              9
 Retained earnings                          1,502           1,499
                                           _______         _______
Total Stockholders' Equity                  1,656           1,671
                                          _______         _______
                                          $ 4,193         $ 3,684
                                          =======         =======
__________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

                           PETER KIEWIT SONS', INC.

                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)
                                               Three months ended
                                                    March 31,
                                               __________________
(dollars in millions)                          1994          1993
_________________________________________________________________
Cash flows from operations:
  Net cash provided by continuing
    operations                               $     3      $    39

Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities                        992        1,856
  Purchases of marketable securities          (1,355)      (1,823)
  Proceeds from sales of property, plant
     and equipment, and other investments          4            5
  Capital expenditures                           (74)         (33)
  Acquisition of APAC-Arizona, Inc.              (49)           -
  Redemption of U.S. Can Preferred Stock           -           12
  Deferred development costs and other            (8)          (3)
                                             _______      _______
    Net cash provided by (used in)
      investing activities                      (490)          14

Cash flows from financing activities:
  Proceeds from long-term debt borrowings        639            -
  Payments on long-term debt, including
    current portion                             (159)          (1)
  Net change in short-term borrowings              1          (80)
  Repurchases of common stock                    (22)         (46)
  Dividends paid                                  (6)         (12)
  Other                                           (3)           -
                                             _______      _______
    Net cash provided by (used in)
      financing activities                       450         (139)

Cash flows from discontinued packaging
  operations:
  Proceeds from sales of discontinued
    packaging operations                           -           10
  Other cash provided by discontinued
    packaging operations                           2            -
                                             _______      _______
    Net cash provided by discontinued
      packaging operations                         2           10

Effect of exchange rates on cash                  (2)           -
                                             _______      _______

Net change in cash and cash equivalents          (37)         (76)
Cash and cash equivalents at beginning
  of period                                      296          203
                                             _______      _______
Cash and cash equivalents at end of period   $   259      $   127
                                             =======      =======
Noncash investing activities:
  Issuance of MFS stock for purchase of
    telecommunications companies             $    19      $     -
  MFS stock transactions to settle
    contingent purchase price liability           25            -

Noncash financing activities:
  Dividends declared                         $     -      $    15

_________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

                         PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

 1.  Basis of Presentation:
     _____________________

     The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. ("PKS") and subsidiaries (the "Company") at December 25, 1993 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 25, 1993.

     Marketable securities at March 31, 1994 and December 25, 1993 include approximately $62 million and $56 million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage. Receivables at March 31, 1994 and December 25, 1993 include approximately $51 million and $37 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

     Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current year presentation.

 2.  Earnings (Loss) Per Share:
     _________________________

     Primary earnings (loss) per share of common stock have been computed using the weighted average number of shares outstanding during each period. Fully diluted earnings (loss) per share have not been presented because it is not materially different from primary earnings (loss) per share. The number of shares used in computing earnings (loss) per share was as follows:
                                            Three months ended
                                                 March 31,
                                          _______________________
                                            1994          1993
                                          _______________________

           Class B&C                      15,376,585   17,190,330
           Class D                        20,546,044   19,913,554

                        PETER KIEWIT SONS', INC.

         Notes to Consolidated Condensed Financial Statements

 3.  Summarized Financial Information:
     ________________________________

     Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group contains the Company's traditional construction operations and certain mining services. The Diversified Group contains coal mining properties, telecommunications subsidiaries, a minority interest in California Energy Company, Inc. ("California Energy") and miscellaneous investments. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

     A summary of the results of operations and financial position for the Construction & Mining Group and the Diversified Group follows. The summary information for December 25, 1993 was derived from the audited financial statements of the respective groups which were exhibits to the 1993 Annual Report. All other summary information was derived from the unaudited financial statements of the respective groups which are exhibits to this Form 10-Q. All significant intercompany accounts and transactions, except those directly between the Construction & Mining Group and the Diversified Group, have been eliminated.

     Construction & Mining Group:
                                                Three months ended
                                                     March 31,
                                               ___________________
                                                1994          1993
                                               ___________________
     Results of Operations:
       Revenue                                 $  411        $ 354
                                               ======        =====
       Net earnings (loss)                     $   (2)       $   5
                                               ======        =====
       Earnings (loss) per share               $ (.14)       $ .25
                                               ======        =====

                       PETER KIEWIT SONS', INC.

         Notes to Consolidated Condensed Financial Statements

 3.  Summarized Financial Information (continued):
     ____________________________________________

                                      March 31,      December 25,
                                        1994             1993
                                     __________      ____________
     Financial Position:
       Working capital                 $  269            $  372
       Total assets                       838               889
       Long-term debt, less
         current portion                    8                10
       Stockholders' equity               421               480

     Included within earnings before income taxes is mine service income from the Diversified Group of $7 million in 1994 and 1993.

                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements


 3.  Summarized Financial Information (continued):
     ____________________________________________

     Diversified Group:
                                                 Three months ended
                                                      March 31,
                                                ___________________
                                                  1994         1993
                                                ___________________

      Results of Operations:
        Revenue                                 $  162       $   83
                                                ======       ======

        Net earnings                            $   25       $   15
                                                ======       ======

        Earnings per share                      $ 1.21       $  .77
                                                ======       ======

                                           March 31,   December 25,
                                              1994         1993
                                           _________   ____________
      Financial Position:
        Working capital                     $ 1,464      $   993
        Total assets                          3,363        2,809
        Long-term debt, less
          current portion                       961          452
        Stockholders' equity                  1,235        1,191

      Included within earnings before income taxes is mine management fees paid to the Construction & Mining Group of $7 million in 1994 and 1993.

                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

 4.   Acquisitions:
      ____________

      On February 28, 1994, the Company acquired APAC Arizona, Inc. ("APAC"), a contracting and construction materials business, from Ashland Oil Company, Inc.

      The acquisition of APAC for $49 million in cash, subject to certain adjustments, was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, as follows:

      Assets:

        Trade accounts receivable                      $ 24
        Other current assets                              5
        Property, plant and equipment                    22
        Intangible assets                                18
        Other assets                                      1

      Liabilities:

        Current liabilities                             (15)
        Deferred income taxes                            (6)
                                                      _____
                                                      $  49
                                                      =====
      Results of APAC's operations are included in the Company's consolidated results of operations since the date of acquisition. APAC's results of operations prior to the acquisition were not significant relative to the Company's results.

 5.   Long-Term Debt:
      ______________

      On January 19, 1994, MFS Communications Company, Inc. ("MFS") issued 9-3/8% Senior Discount Notes due January 15, 2004. Cash interest will not be paid on the notes prior to January 15, 1999. Accordingly, MFS recorded the net proceeds, exclusive of transaction costs, of approximately $500 million as long-term debt and is accruing to the principal amount of the notes of $788 million through January 1999. Commencing July 15, 1999 cash interest will be payable semi-annually.

                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

 5.   Long-Term Debt (continued):
      ______________

      On or after January 15, 1999, the notes will be redeemable at the option of MFS, in whole or in part, as stipulated in the note agreement. In addition, under certain conditions related to a change in control of MFS, they may be required to repurchase all or any part of the notes as stipulated in the note agreement. The notes are senior unsecured obligations of MFS and are subordinated to all current and future indebtedness of MFS's subsidiaries, including trade payables. The notes contain certain covenants which, among other things restrict MFS's ability to incur additional debt, create liens, enter into sale and leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates, and sell assets or merge with another company.

 6.   Other Matters:
      _____________

      In 1994, the Company settled, for $25 million, a contingent liability resulting from MFS' 1990 purchase of Chicago Fiber Optics Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at current market prices, as payment of the obligation. This transaction, along with stock issuances for acquisitions by MFS and the exercise of MFS employee stock options, resulted in a $25 million net gain to the Company.

      On March 16, 1994 MFS made an offer to purchase all outstanding shares of common stock and associated preferred share purchase rights of Centex Telemanagement, Inc. (Centex) at $9 per share. On May 2, 1994, MFS announced that it had signed a merger agreement with Centex, which amended its offer to $11 per share. The offer is conditioned upon, among other things, there being validly tendered a number of shares that, when added to the number of shares currently beneficially owned by MFS, will represent at least a majority of the Centex shares outstanding on a fully diluted basis. The offer expires on May 17, 1994.

      On March 4, 1994, several former stockholders of an MFS subsidiary filed a lawsuit against MFS, Kiewit Diversified
      Group, Inc. ("KDG") and the chief executive officer of MFS, in the United States District Court for the Northern
      District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs

                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

 6.   Other Matters (continued):
      _____________

      allege that MFS fraudulently concealed material information about its plans from them causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement. Any settlement amount would be treated as an adjustment of the original purchase price and recorded as additional goodwill.

      The Company is involved in other various lawsuits, claims and regulatory proceedings incidental to its business.
      Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position.

      See "Legal Proceedings" with respect to the Whitney Benefits case.

 7.   Subsequent Event:
      ________________

      On April 1, 1994, C-TEC Corporation ("C-TEC") signed an agreement to sell its cellular properties to Independent Cellular Network, Inc. for $183 million, subject to regulatory approvals. The Company does not expect to recognize a gain or loss from this transaction, but instead will reallocate the original purchase price among C-TEC's net assets as required by purchase accounting guidelines.

                  PETER KIEWIT SONS', INC.

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
         __________________________________________________

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

Revenue from each of the Company's business segments for the three months ended March 31 comprised the following (in millions):

                                                   1994       1993
                                                  _____      _____

           Construction                           $ 405      $ 350
           Mining                                    57         55
           Telecommunications                       107         29
           Other                                      4          3

Results of Operations - First Quarter 1994 vs. First Quarter 1993
_________________________________________________________________

Construction
____________

Construction revenue increased 16% during the first quarter of 1994 compared to the same period in 1993. The increase primarily relates to a 30% increase in joint venture revenues and revenues generated by APAC. The increase in joint venture revenue resulted from several large design-build projects awarded in 1992 and 1993 entering the construction phase. These projects include the San Joaquin Toll Road project in southern California and the Montgomery County Resource Recovery Facility near Baltimore, Maryland. The Company's contract backlog remained at $2.2 billion at March 31, 1994. Foreign operations, principally Canada, accounted for 10%, and projects on the west coast accounted for approximately 50% of the total backlog. The San Joaquin Toll Road joint venture accounts for 19% of the contract backlog and is scheduled for completion in 1997.

The gross margin on construction contracts decreased to 4% for the first quarter of 1994 from 7% during the first quarter of 1993. The recognition of projected cost overruns on certain east coast projects and the deferral of gains on the San Joaquin Toll Road project, because of environmental and construction uncertainties, contributed to the decline.

                       PETER KIEWIT SONS', INC.

Results of Operations - First Quarter 1994 vs. First Quarter 1993
(continued)
_________________________________________________________________

Mining
______

Mining revenues and gross profits for the first quarter of 1994 increased 3% and 9%, respectively, over the first quarter of 1993. Additional sales on the "spot" coal market from the Black Butte mine favorably impacted revenue and earnings. Downsizing of the Black Butte mine during the last nine months of 1993 also contributed to the higher margin. The downsizing resulted from the renegotiation of the Commonwealth Edison Company contract in late 1992.

Telecommunications
__________________

In the first quarter of 1994, the components of telecommunications revenue were: 68% - C-TEC operations; 21% - MFS telecommunications services; and 11% - MFS network systems integration and facilities management services. In the first quarter of 1993, revenue was comprised of 52% - MFS telecommunications services and 48% MFS network systems integration and facilities management services.

C-TEC activity accounted for $72 million of telecommunications revenues. The telephone and cable television groups generated the majority of the revenues.

MFS telecommunications services revenue rose $7 million, or 47%, to $22 million from the first quarter of 1993. Market penetration and network expansion in New York, Chicago, Washington, D.C., New
Jersey, and Atlanta accounted for 67% of the increase. New services provided by MFS Datanet and MFS Intelenet also contributed to the revenue increase.

MFS network systems integration and facilities management revenue decreased $1 million, or 7%, to $13 million, from the first quarter of 1993. Increases in revenue recognized by various network systems projects partially offset a decrease in revenue recognized from the network integration project for the State of Iowa which is now substantially complete.

Components of 1994's first quarter telecommunications cost of revenue were: 62% - C-TEC operations; 29% - MFS telecommunications services; and 9% - MFS network systems integration and facilities management services. In the first quarter of 1993 cost of revenue consisted of 57% - MFS

                       PETER KIEWIT SONS', INC.

Results of Operations - First Quarter 1994 vs. First Quarter 1993
(continued)
_________________________________________________________________

Telecommunications (continued)
______________________________

telecommunications services and 43% - MFS network systems integration and facilities management services.

C-TEC activity accounted for $61 million of telecommunications cost of revenue. The telephone and cable television groups generated the majority of these costs.

MFS telecommunications services cost of revenue increased $13 million, or 81%, to $29 million from the first quarter of 1993. The increase reflects operating costs associated with MFS Datanet and MFS Intelenet and higher costs associated with the networks. Nearly 40% of the increase relates to depreciation of existing networks.

MFS network systems integration and facilities management services cost of revenue decreased $2 million, or 19%, to $9 million from the first quarter of 1993. A decrease in the State of Iowa project's direct costs more than offset increased costs on other network systems projects.

                       PETER KIEWIT SONS', INC.

Results of Operations - First Quarter 1994 vs. First Quarter 1993
(continued)
_________________________________________________________________

Operating Expenses
__________________

First quarter 1994 operating expenses exceeded first quarter 1993 expenses by $14 million, or 35%. The telecommunications operations generated the majority of the increase. MFS's operating expenses rose $6 million, or 44%, while C-TEC's amounted to $2 million. Modest increases in several administrative departments accounted for the remainder of the increase.

Investment Income
_________________

Investment income includes interest, gains and losses on sales of securities, dividends, and net equity earnings. Investment income for the first quarter of 1994 increased $2 million, or 10%, over the first quarter of the previous year. A $4 million increase in gains on the sale of securities offset slight declines in other areas. Despite interest income remaining constant between the two periods, the mix of interest income changed significantly. MFS had interest income during the quarter of $7 million compared to just $1 million in the prior period. Interest income from other entities declined significantly due to decreases in their investment portfolios.


Interest Expense
________________

Interest expense of $17 million consists of $8 million interest on MFS' debt issuance, $8 million on C-TEC debt, and $1 million on other debt.

Other Income, net
_________________

Other income consists of gains and losses from asset dispositions and other miscellaneous activities.

                       PETER KIEWIT SONS', INC.

Results of Operations - First Quarter 1994 vs. First Quarter 1993
(continued)
_________________________________________________________________

Gain on Subsidiary's Stock Activity, net
________________________________________

In 1994, the Company settled, for $25 million, a contingent liability resulting from MFS' 1990 purchase of Chicago Fiber Optics Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at current market prices, as payment of the obligation. This transaction, along with stock issuances for acquisitions by MFS and the exercise of MFS employee stock options, resulted in a $25 million net gain to the Company.


Taxes
_____

The effective income tax rate in the first quarter of 1994 differs from the expected statutory rate of 35% due to net operating loss limitations on losses generated by MFS.

                       PETER KIEWIT SONS', INC.


Financial Condition - March 31, 1994 vs. December 25, 1993
__________________________________________________________

The Company's working capital increased $368 million or 27% during the first quarter of 1994.

Cash used in investing activities during the first quarter of 1994 includes the net purchase of marketable securities of $363 million, $74 million of capital expenditures, and $49 million for the purchase of APAC.

Financing activities generated $450 million during the first quarter of 1994, the majority of which related to MFS. MFS's debt issuance resulted in net proceeds of approximately $500 million. MFS requires significant capital to fund future building expansion and acquisition of communications networks in major metropolitan areas. MFS intends to invest $250 million in 1994 and in excess of $1 billion over the next three to five years to expand its operations to a total of 75 markets (including approximately 10 international markets).

Other financing activity for the quarter included C-TEC borrowing approximately $135 million to refinance certain mortgage notes payable. C-TEC's prepayment of mortgage notes payable and subsequent refinancing removed certain restrictions on the amount of dividends and other distributions of capital which may be made by C-TEC's Telephone subsidiary .

The Company anticipates investing between $45 and $85 million annually in its construction and mining businesses, making significant investments in its energy business - including its joint venture agreement with California Energy covering international power project development activities - and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchases of common stock.

MFS, from time to time, evaluates acquisitions, either as an alternative to constructing networks or introducing services that compliment existing and/or planned services. Such acquisitions, including the Centex transaction, may be significant in size and could use a substantial portion of MFS' available cash. MFS may fund future activity through additional debt or equity financing.

                       PETER KIEWIT SONS', INC.


Financial Condition - March 31, 1994 vs. December 25, 1993
(continued)
__________________________________________________________

From time to time, MFS has also had discussions with other communications entities concerning the establishment of possible strategic relationships, including transactions involving acquisitions, combinations and equity investments in MFS or one of its subsidiaries. MFS intends to consider appropriate opportunities to establish strategic relationships.

The Company's working capital position at March 31, 1994, together with anticipated cash flows from operations and existing borrowing capacity, should be sufficient for immediate cash requirements and future investing activities. C-TEC expects to independently finance its 1994 working capital and investment requirements.

                     PETER KIEWIT SONS', INC.

                    PART II - OTHER INFORMATION
                    ___________________________


Item 1.  Legal Proceedings
__________________________

In 1974, a subsidiary of the Company ("Kiewit"), entered into a lease with Whitney Benefits, Inc., a Wyoming charitable corporation ("Whitney"). Whitney is the owner, and Kiewit is the lessee, of a coal deposit underlying a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 ("SMRCA"), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In
1983, Kiewit and Whitney filed an action, now titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United
States, in the U.S. Court of Federal Claims ("Claims Court"), alleging that the enactment of SMRCA constituted a taking of their coal without just compensation. In 1989, the Claims
Court ruled that a taking had occurred and awarded plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Claims Court and the U.S. Supreme Court denied certiorari. On February 10, 1994, the Claims Court issued an opinion which provided that the $60 million judgement would bear interest compounded annually from 1977 until payment. Kiewit has calculated the interest for the period from 1977 to present at $234 million. Kiewit and Whitney have agreed that Kiewit and Whitney will receive 67.5 and 32.5 percent, respectively, of any award. At March 31, 1994, Kiewit and Whitney would be entitled to $198 million and $96 million, respectively.

The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the 1977 value of the property. The government also filed a motion to reopen and set aside the 1989 judgement as void and to dismiss plaintiffs' complaint for lack of jurisdiction. On May 3, 1994, the Claims Court entered a written order denying both motions. The government may appeal from that order, as well as the order regarding compound interest. It is not presently known when these proceedings will be concluded, what amount Kiewit will ultimately receive, nor when payment will occur.
                     PETER KIEWIT SONS', INC.

             PART II - OTHER INFORMATION (continued)
                    ___________________________

Item 6. Exhibits & Reports on Form 8-K
______________________________________

(a)     Exhibits filed as part of this report are listed below.

        Exhibit
        Number
        _______

        99.A     Kiewit Construction & Mining Group Financial
                 Statements and Management's Discussion and
                 Analysis of Financial Condition and Results of
                 Operations.

        99.B Kiewit Diversified Group Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) No reports on Form 8-K were filed by the Company during the first quarter of 1994.

                                SIGNATURES






        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           PETER KIEWIT SONS', INC.



Dated:  May 13, 1994                      /s/ R. E. Julian
                                          _______________________
                                          Robert E. Julian
                                          Executive Vice President
                                          Chief Financial Officer

                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES


                               INDEX TO EXHIBITS


Exhibit
No.                                                      Page No.
________                                                 ________

99.A       Kiewit Construction & Mining Group
           Financial Statements and Management's
           Discussion and Analysis of Financial
           Condition and Results of Operations.


99.B       Kiewit Diversified Group Financial
           Statements and Management's Discussion
           and Analysis of Financial Condition and
           Results of Operations.