Form 10-Q
period 1994-06-30
KIEWIT PETER SONS INC
filed 1994-08-15
CIK 794323

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1994

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

      The number of shares outstanding of each class of the issuer's common stock, as of August 1, 1994:

 Class B Common Stock............................  1,000,400 shares
 Class C Common Stock............................ 15,107,792 shares
 Class D Common Stock............................ 20,375,510 shares

                     PETER KIEWIT SONS', INC.





                                                              Page
                                                              ____


                  Part I - Financial Information
                  ______________________________

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

   Signatures

   Index to Exhibits

                   PETER KIEWIT SONS', INC.

         Consolidated Condensed Statements of Earnings
                         (unaudited)

                            Three months ended    Six Months Ended
                                 June 30,             June 30,
                            __________________    ________________
(dollars in millions,
  except per share data)    1994          1993    1994        1993
__________________________________________________________________
Revenue                   $  717        $  543  $ 1,290     $  980
Cost of Revenue             (623)         (449)  (1,130)      (835)
                          ______        ______  _______     ______
                              94            94      160        145

Operating Expenses           (80)          (40)    (148)       (80)
                          ______        ______  _______     ______

Operating Income              14            54       12         65

Other Income (Expense):
  Gain on Subsidiary's
    Stock Issuances, net       3            80       28         80
  Investment Income
    (loss)                    18           (28)      39         (9)
  Interest Expense           (19)           (3)     (36)        (5)
  Other, net                   8             6       11          8
                          ______         _____  _______     ______
                              10            55       42         74
                          ______        ______  _______     ______
Earnings Before Income
  Taxes and Minority
  Interest                    24           109       54        139

Provision for Income
  Taxes                      (10)          (39)     (24)       (49)

Minority Interest in
  Loss of Subsidiaries         8             -       15          -
                          ______        ______  _______     ______

Net Earnings              $   22        $   70  $    45     $   90
                          ======        ======  =======     ======
Earnings Attributable
  to Class B&C Stock:
    Net Earnings          $   19        $   22  $    17     $   27
                          ======        ======  =======     ======
    Earnings per
      Common and Common
      Equivalent Share    $ 1.24        $ 1.30  $  1.10     $ 1.54
                          ======        ======  =======     ======

                   PETER KIEWIT SONS', INC.

         Consolidated Condensed Statements of Earnings
                         (unaudited)

                            Three months ended   Six Months Ended
                                 June 30,            June 30,
                            __________________   ________________
(dollars in millions,
  except per share data)    1994          1993   1994        1993
__________________________________________________________________

Earnings Attributable to
  Class D Stock:
    Net Earnings           $    3       $   48   $   28    $   63
                           ======       ======   ======    ======

    Earnings per Common
      and Common
      Equivalent Share     $  .14       $ 2.44   $ 1.35    $ 3.21
                           ======       ======   ======    ======

Cash Dividends per
  Common Share:
    B&C Stock              $  .45       $    -   $  .45    $  .30
                           ======       ======   ======    ======

    D Stock                $    -       $    -   $    -    $  .50
                           ======       ======   ======    ======

_________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

                   PETER KIEWIT SONS', INC.

             Consolidated Condensed Balance Sheets


                                          June 30,    December 25,
                                            1994          1993
(dollars in millions)                   (unaudited)
__________________________________________________________________
Assets

Current Assets:

 Cash and cash equivalents               $    315         $   296
 Marketable securities                      1,123           1,082
 Receivables, less allowance of $7
    and $7                                    364             296
 Costs and earnings in excess of
   billings on uncompleted contracts          137              79
 Investment in construction
   joint ventures                              55              81
 Deferred income taxes                         83              66
 Other                                         70              54
                                          _______         _______
Total Current Assets                        2,147           1,954

Property, Plant and Equipment,
  less accumulated depreciation and
  amortization of $691 and $636               987             844


Investments                                   246             233

Intangible Assets, net                        709             427

Other Assets                                  227             226
                                          _______         _______
                                          $ 4,316         $ 3,684
                                          =======         =======
__________________________________________________________________

See accompanying notes to consolidated condensed financial statements.

                    PETER KIEWIT SONS', INC.

               Consolidated Condensed Balance Sheets

                                          June 30,    December 25,
(dollars in millions,                       1994          1993
  except per share data)                (unaudited)
__________________________________________________________________
Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                        $   262           $  260
 Current portion of long-term debt:
   Telecommunications                          9                7
   Other                                       8                8
 Accrued costs and billings in excess
   of revenue on uncompleted contracts       148              107
 Accrued insurance costs                      72               67
 Other                                       165              140
                                          ______          _______
Total Current Liabilities                    664              589

Long-Term Debt, less current portion:
  Telecommunications                         916              420
  Other                                       59               42
Deferred Income Taxes                        402              385
Retirement Benefits                           68               71
Accrued Reclamation Costs                    101               99
Other Liabilities                            122              109
Minority Interest                            305              298

Stockholders' Equity:

 Preferred stock, no par value,
   Authorized 250,000 shares: no shares
     outstanding                               -                -
 Common stock, $.0625 par value,
   $1.6 billion aggregate redemption
   value:
   Class B, authorized 8,000,000 shares:
     1,000,400 outstanding in 1994 and
     1,180,400 in 1993                         -                -
   Class C, authorized 125,000,000 shares:
     15,121,492 outstanding in 1994 and
     16,316,070 in 1993                        1                1
   Class D, authorized 50,000,000 shares:
     20,378,430 outstanding in 1994 and
     20,010,696 in 1993                        1                1
 Additional paid-in capital                  180              164
 Foreign currency adjustment                  (7)              (3)
 Net unrealized holding gains (losses)        (7)               9
 Retained earnings                         1,511            1,499
                                         _______          _______
Total Stockholders' Equity                  1,679           1,671
                                          _______         _______
                                          $ 4,316         $ 3,684
                                          =======         =======
__________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

                   PETER KIEWIT SONS', INC.

         Consolidated Condensed Statements of Cash Flows
                          (unaudited)
                                                Six months ended
                                                     June 30,
                                               __________________
(dollars in millions)                          1994          1993
_________________________________________________________________
Cash flows from operations:
  Net cash provided by continuing
    operations                              $     60      $    48

Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities                        856        3,132
  Purchases of marketable securities            (909)      (3,203)
  Proceeds from sales of property, plant
     and equipment, and other investments          9            9
  Capital expenditures                          (170)         (77)
  Acquisition of APAC-Arizona, Inc.              (47)           -
  Acquisition of Centex Telemanagement,
    Inc., net of cash acquired                  (189)           -
  Redemption of U.S. Can Preferred Stock           -           12
  Deferred development costs and other           (49)          (5)
                                             _______      _______
    Net cash used in investing activities       (499)        (132)

Cash flows from financing activities:
  Issuances of subsidiary's stock                  3          233
  Proceeds from long-term debt borrowings        659            -
  Payments on long-term debt, including
    current portion                             (184)          (2)
  Net change in short-term borrowings              -          (30)
  Repurchases of common stock                    (30)         (50)
  Issuance of common stock                        19           21
  Dividends paid                                 (13)         (27)
                                             _______      _______
    Net cash provided by financing
      activities                                 454          145

Cash flows from discontinued packaging
  operations                                       7           10

Effect of exchange rates on cash                  (3)           -
                                             _______      _______
Net change in cash and cash equivalents           19           71

Cash and cash equivalents at beginning
  of period                                      296          203
                                             _______      _______
Cash and cash equivalents at end of period   $   315      $   274
                                             =======      =======
Noncash investing activities:
  Issuance of MFS stock for purchase of
    telecommunications companies             $    23      $     -
  MFS stock transactions to settle
    contingent purchase price liability           25            -



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

 2.  Earnings Per Share:
     __________________

     Primary earnings per share of common stock have been
     computed using the weighted average number of shares outstanding during each period. Fully diluted earnings per share have not been presented because it is not materially different from primary earnings per share. The number of shares used in computing earnings per share was as
     follows:
                    Three months ended        Six months ended
                         June 30,                  June 30,
                 ________________________  _______________________
                    1994           1993       1994          1993
                 ________________________  _______________________

     Class B&C   15,232,250    16,968,572  15,306,347  17,081,835
     Class D     20,446,882    19,876,053  20,497,789  19,895,207

                        PETER KIEWIT SONS', INC.

         Notes to Consolidated Condensed Financial Statements

 3.  Summarized Financial Information:
     ________________________________

     Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group contains the Company's traditional construction operations and certain mining services. The Diversified Group contains coal mining properties, telecommunications subsidiaries, an investment in
     California Energy Company, Inc. ("California Energy") and miscellaneous investments. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

     A summary of the results of operations and financial position for the Construction & Mining Group and the Diversified Group follows. The summary information for December 25, 1993 was derived from the audited financial statements of the respective groups which were exhibits to the 1993 Annual Report. All other summary information was derived from the unaudited financial statements of the respective groups which are exhibits to this Form 10-Q. All significant intercompany accounts and transactions, except those directly between the Construction & Mining Group and the Diversified Group, have been eliminated (in millions, except per share data).

     Construction & Mining Group:

                             Three months ended   Six months ended
                                   June 30,           June 30,
                             __________________   ________________
                             1994          1993   1994        1993
                             __________________   ________________

     Results of Operations:

       Revenue               $  528      $  458   $  939    $  812
                             ======      ======   ======    ======
       Net earnings          $   19      $   22   $   17    $   27
                             ======      ======   ======    ======
       Earnings per share    $ 1.24      $ 1.30   $ 1.10    $ 1.54
                             ======      ======   ======    ======

                       PETER KIEWIT SONS', INC.

         Notes to Consolidated Condensed Financial Statements

 3.  Summarized Financial Information (continued):
     ____________________________________________

                                      June 30,      December 25,
                                        1994             1993
                                     __________      ____________
     Financial Position:
       Working capital                 $    285          $  372
       Total assets                         902             889
       Long-term debt, less
         current portion                      7              10
       Stockholders' equity                 454             480

     Included within earnings before income taxes is mine service income from the Diversified Group of $8 million and $7 million for the three months ended June 30, 1994 and 1993 and $15 million and $14 million for the six months ended June 30, 1994 and 1993.

                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

 3.  Summarized Financial Information (continued):
     ____________________________________________

     Diversified Group:

                             Three months ended   Six months ended
                                  June 30,            June 30,
                             __________________   ________________
                             1994          1993   1994        1993
                             __________________   ________________

      Results of Operations:
        Revenue              $  189      $   85   $  351     $  168
                             ======      ======   ======     ======

        Net earnings         $    3      $   48   $   28     $   63
                             ======      ======   ======     ======

        Earnings per share   $  .14      $ 2.44   $ 1.35     $ 3.21
                             ======      ======   ======     ======

                                           June 30,    December 25,
                                             1994         1993
                                           ________   ____________
      Financial Position:
        Working capital                     $ 1,198      $   993
        Total assets                          3,433        2,809
        Long-term debt, less
          current portion                       968          452
        Stockholders' equity                  1,225        1,191

      Included within earnings before income taxes is mine management fees paid to the Construction & Mining Group of $8 million and $7 million for the three months ended June 30, 1994 and 1993 and $15 million and $14 million for the six months ended June 30, 1994 and 1993.

                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

 4.   Acquisitions:
      ____________

      On February 28, 1994, the Company acquired APAC-Arizona, Inc. ("APAC"), a contracting and construction materials business, from Ashland Oil Company, Inc. for $47 million in cash. The Company accounted for the acquisition as a purchase and has consolidated APAC's operating results since the acquisition date. The fair value of the net tangible assets acquired totalled $30 million. Goodwill of $17 million is being amortized over 20 years. APAC's operating results prior to the acquisition were not significant relative to the Company's results.

      On May 18, 1994, the Company acquired Centex Telemanagement, Inc. ("Centex") - a company which provides outsourced telecommunications management services for small and medium-sized businesses - for $240 million. The Company accounted for the acquisition using the purchase method and has consolidated Centex's operating results since the acquisition date. The fair value of the net tangible assets acquired totalled $47 million. Goodwill of $143 million and other intangibles of $50 million are being amortized over 40 and 3 years, respectively. The unaudited pro forma results below reflect certain adjustments, primarily increased amortization, assuming the acquisition occurred at the beginning of 1993. These results do not necessarily indicate future results, nor the results of historical operations had the acquisition actually happened on the assumed date (in millions except, per share data).

                                 For the six           For the six
                                months ended          months ended
                               June 30, 1994         June 30, 1993
                               _____________         _____________

      Revenue                     $ 1,357                $ 1,075
                                  =======                =======

      Net earnings                $    40                $    84
                                  =======                =======

      Earnings per share of
        Class D stock             $  1.12                $  2.90
                                  =======                =======




                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

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

      On or after January 15, 1999, the notes will be redeemable at the option of MFS, in whole or in part, as stipulated in the note agreement. In addition, under certain conditions related to a change in control, MFS may be required to repurchase all or any part of the notes as stipulated in the note agreement. The notes are senior unsecured obligations of MFS and are subordinated to all current and future indebtedness of MFS's subsidiaries, including trade payables. The notes contain certain covenants which, among other things restrict MFS's ability to incur additional debt, create liens, enter into sale and leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates, and sell assets or merge with another company.

      In March of 1994, C-TEC's telephone group refinanced $135 million of mortgage notes payable to the United States of America. Although the new agreement does not restrict telephone group dividends, it does require the telephone group to maintain specified ratios for total leverage, interest coverage, and equity to total capitalization.

 6.   Other Matters:
      _____________

      Marketable securities at June 30, 1994 and December 25, 1993 include approximately $54 million and $56 million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage. Receivables at June 30, 1994 and December 25, 1993 include approximately $53 million and $37 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year.




                           PETER KIEWIT SONS', INC.
             Notes to Consolidated Condensed Financial Statements

 6.   Other Matters (continued):
      _____________

      In 1994, the Company settled, for $25 million, a contingent liability resulting from MFS' 1990 purchase of Chicago Fiber Optics Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at current market prices, as payment of the obligation. This transaction, along with stock issuances for acquisitions by MFS and for MFS employee stock options, resulted in a $28 million net gain to the Company.

      On March 4, 1994, several former stockholders of an MFS subsidiary filed a lawsuit against MFS, Kiewit Diversified Group, Inc. ("KDG") and the chief executive officer of MFS, in the United States District Court for the Northern
      District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement. Any settlement amount would be treated as an adjustment of the original purchase price and recorded as additional goodwill.

      On April 1, 1994, C-TEC Corporation ("C-TEC") signed an agreement to sell its cellular properties to Independent Cellular Network, Inc. for $183 million, subject to regulatory approvals. The transaction is expected to close in the third quarter of 1994. The Company does not expect to recognize a gain or loss from this transaction, but instead will reallocate the original purchase price among C-TEC's net assets as required by purchase accounting guidelines.
      C-TEC's cellular properties had sales of $8 million and $15 million for the quarter and six months ended June 30, 1994.

      MFS has signed a merger agreement with RealCom Office Communications, Inc. ("RealCom"). The agreement calls for each outstanding share of RealCom common stock, subject to certain adjustments, to be converted into the right to receive a fractional share of MFS' common stock. MFS anticipates that it will issue approximately 1.6 million shares to complete the conversion. Some of the purchase price

                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

 6.   Other Matters (continued):
      _____________

      may be payable in cash in lieu of common stock. The merger agreement is dependent on certain events, including approval of the agreement by RealCom shareholders and certain federal and state regulatory approvals. The transaction is expected to close in the third quarter of 1994. The stock issuance will result in a gain to the Company.

      The Company is involved in other various lawsuits, claims and regulatory proceedings incidental to its business.
      Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position and results of operations.

      See "Legal Proceedings" with respect to the Whitney Benefits case.

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

Results of Operations - Second Quarter 1994 vs. Second Quarter 1993
___________________________________________________________________

Revenue from operations for the three months ended June 30 comprised the following (in millions):

                                                 1994       1993
                                                _____      _____

            Construction                        $ 517      $ 453
            Mining                                 62         54
            Telecommunications                    134         31
            Other                                   4          5
                                                _____      _____
                                                $ 717      $ 543
                                                =====      =====

Construction
____________

Construction revenue rose 14% in the second quarter of 1994 as compared to the second quarter of 1993. Substantially all of the increase is attributable to the APAC-Arizona, Inc.
acquisition completed during the first quarter of 1994. The Company's contract backlog remained at $2.2 billion at June 30, 1994. Foreign operations, principally Canada, account for 10% and projects on the west coast account for 47% of the total backlog. The San Joaquin Hills toll road project accounts for 18% of the contract backlog and is scheduled to be completed in 1997.

Gross margins on construction revenue declined from 15% in the second quarter of 1993 to 8% during the same period in 1994. The higher margins in 1993 resulted from the $20 million reduction of reserves previously established for the Denmark tunnel project. The deferral of gains on the San Joaquin Hills toll road project, because of environmental and construction uncertainties, lowered margins in 1994.


                       PETER KIEWIT SONS', INC.

Results of Operations - Second Quarter 1994 vs. Second Quarter 1993
(continued)
___________________________________________________________________

Construction (continued)
____________

The Company has been awarded a $160 million contract to build a 165 megawatt geothermal plant in the Philippines. Construction of the project will begin in the third quarter and is scheduled for completion in 1997. The Company is exploring other construction opportunities in international markets.

Mining
______

Mining revenues and gross profits for the second quarter increased 15% and 20%, respectively over 1993. A slight increase in average price per ton of coal shipped and a rise in precious metal sales resulted in revenue and margin growth. Costs of revenue remained fairly constant as tons of coal shipped decreased by less than half a percent. In 1994, alternate source coal sales accounted for 26% of revenues and 40% of gross profits compared to 30% and 56% in 1993.

Telecommunications
__________________

In the second quarter of 1994, C-TEC and MFS accounted for 54% and 46% of telecommunications revenues. C-TEC's telephone and cable groups generated the majority, $30 million and $23 million, of C-TEC's revenues while MFS' revenue consisted of $47 million from telecommunications services and $14 million from systems integration and facilities management. MFS' new subsidiary, Centex, generated $21 million of telecommunications services revenue from the date of acquisition. The remainder of MFS' growth correlates to expanded networks and the start-up of MFS Datanet and MFS Intelenet.

Telecommunications cost of revenue totalled $110 million and $31 million for the second quarter of 1994 and 1993. C-TEC's operations generated $42 million of the costs with $14 million and $16 million related to the telephone and cable groups. MFS' telecommunications services had $58 million in costs of revenue - $20 million from Centex. The remainder of MFS' increased costs of revenue relate to expanded networks and the continued development of MFS Datanet and MFS Intelenet.

                       PETER KIEWIT SONS', INC.

Results of Operations - Second Quarter 1994 vs. Second Quarter 1993
(continued)
___________________________________________________________________

Operating Expenses
__________________

Second quarter 1994 operating expenses exceeded second quarter 1993 expenses by 100%. The telecommunications segment generated the majority of the growth with C-TEC and MFS accounting for 60% and 24% of the increase. Modest increases in several administrative departments accounted for the remainder of the increase.

Gain on Subsidiary's Stock Issuances, net
________________________________________

During the second quarter of 1994, the Company purchased the outstanding shares of a MFS subsidiary from the minority stockholders by issuing MFS stock valued at market prices.
This transaction, along with stock issuances for MFS employee stock options, resulted in a $3 million net gain to the Company. The gain in 1993 resulted from the initial public offering of MFS stock.

Investment Income
_________________

Investment income includes interest, gains and losses on sales of securities, dividends and net equity earnings. Investment income for the second quarter of 1994 increased $46 million over 1993.
A $43 million loss on the sale and writedown of derivative securities in 1993 was the principal reason for the improvement.

Interest Expense
________________

Interest expense of $19 million includes $11 million interest on MFS debt and $7 million on C-TEC debt.

Other Income, net
_________________

Other income consists of gains and losses from asset dispositions and other miscellaneous activities.

                       PETER KIEWIT SONS', INC.

Results of Operations - Second Quarter 1994 vs. Second Quarter 1993
(continued)
___________________________________________________________________

Taxes
_____

The effective income tax rate in the second quarter of 1994 differs from the expected statutory rate of 35% due to net operating loss limitations on losses generated by MFS.

Results of Operations - Six Months 1994 vs. Six Months 1993
___________________________________________________________

Revenue from each of the Company's business segments for the six months ended June 30 comprised the following (in millions):

                                                1994       1993
                                              _______      _____

           Construction                       $   922      $ 803
           Mining                                 119        109
           Telecommunications                     241         60
           Other                                    8          8
                                              _______      _____
                                              $ 1,290      $ 980
                                              =======      =====

Construction
____________

Construction revenue increased 15% in the first six months of 1994 as compared to the first six months of 1993. Revenues generated from the APAC acquisition and an increase in joint venture work contributed to the higher volume. The increase in joint venture revenue resulted from several large design-build projects awarded in 1992 and 1993 entering the construction phase. These projects include the San Joaquin Hills toll road project in southern California and the Montgomery County Resource Recovery Facility near Baltimore, Maryland.

The gross margin on construction contracts decreased to 6% for the first half of 1994 from 11% in 1993. In 1994, margins were reduced by the recognition of projected cost overruns on certain projects and the deferral of gains on the San Joaquin Hills toll road project because of environmental and construction uncertainties.
A $20 million reduction of reserves previously established for the Denmark tunnel project favorably impacted 1993 margins.



                  PETER KIEWIT SONS', INC.

Results of Operations - Six Months 1994 vs. Six Months 1993
(continued)
___________________________________________________________


Mining
______

Mining revenues and gross profits for the six months ended June 30, 1994 increased 9% and 14% over the first six months of 1993. A slight increase in average price per ton of coal shipped and a rise in precious metal sales resulted in revenue and margin growth. Costs of revenue remained fairly constant as tons of coal shipped decreased by less than half a percent. In 1994, alternate source coal sales accounted for 28% of revenues and 44% of gross profits compared to 30% and 58% in 1993.

Telecommunications
__________________

In the first six months of 1994, C-TEC and MFS accounted for 60% and 40% of telecommunications revenues. C-TEC's telephone and cable groups generated the majority, $61 million and $47 million, of C-TEC's revenues while MFS' revenues consisted of $69 million from telecommunications services and $27 million from systems integration and facilities management. MFS' new subsidiary, Centex, produced $21 million of telecommunications services revenue from the date of acquisition. The remainder of MFS growth correlates to expanded networks and the start-up of MFS Datanet and MFS Intelenet.

Telecommunications cost of revenue totalled $196 million and $58 million for the first six months of 1994 and 1993. C-TEC's operations generated $89 million of the costs with $28 million and $37 million related to the telephone and cable groups. MFS' telecommunications services had $87 million in costs of revenue - $20 million from Centex. The remainder of MFS' increased costs relates to expanded networks and the continued development of MFS Datanet and MFS Intelenet.













                       PETER KIEWIT SONS', INC.

Results of Operations - Six Months 1994 vs. Six Months 1993
(continued)
___________________________________________________________

Operating Expenses
__________________

Operating expenses for the first six months of 1994 exceeded those of 1993 by 85%. The telecommunications operations generated the majority of the increase with C-TEC and MFS accounting for 57% and 22% of the increase. Modest increases in several administrative departments accounted for the remainder of the increase.

Gain on Subsidiary's Stock Issuances, net
_________________________________________

In 1994, the Company settled, for $25 million, a contingent liability resulting from MFS' 1990 purchase of Chicago Fiber Optics Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at current market prices, as payment of the obligation. This transaction, along with stock issuances for acquisitions by MFS and for MFS employee stock options, resulted in a $28 million net gain to the Company. The gain in 1993 resulted from the initial public offering of MFS stock.

Investment Income
_________________

Investment income for the first six months of 1994 increased
$48 million over 1993. An approximate $43 million loss on the sale and writedown of derivative securities in 1993 was the principal reason for the improvement.

Interest Expense
________________

Interest expense of $36 million includes $19 million of interest on MFS debt and $15 million of interest on C-TEC debt.

                       PETER KIEWIT SONS', INC.

Results of Operations - Six Months 1994 vs. Six Months 1993
(continued)
_________________________________________________________________

Other Income, net
_________________

Other income consists of gains and losses from asset dispositions and other miscellaneous activities.

Taxes
_____

The effective income tax rate in the first six months of 1994 differs from the expected statutory rate of 35% due to net operating loss limitations on losses generated by MFS.
                       PETER KIEWIT SONS', INC.


Financial Condition - June 30, 1994 vs. December 25, 1993
__________________________________________________________

The Company's working capital increased $118 million or 9% during the first six months of 1994.

Cash used in investing activities during the first six months of 1994 includes the net purchase of marketable securities of $53 million, $170 million of capital expenditures, $189 for the acquisition of Centex, and $47 million for the purchase of APAC.

Financing activities generated $454 million during the first six months of 1994, the majority of which related to MFS. MFS's debt issuance resulted in net proceeds of approximately $500 million. MFS requires significant capital to fund future building expansion and acquisition of communications networks in major metropolitan areas. MFS intends to invest $250 million in 1994 and in excess of $1 billion over the next three to five years to expand its operations to a total of 75 markets (including approximately 10 international markets).

Other financing activity for the quarter included C-TEC borrowing approximately $135 million to refinance certain mortgage notes payable. C-TEC's prepayment of mortgage notes payable and subsequent refinancing removed certain restrictions on the amount of dividends and other distributions of capital which may be made by C-TEC's telephone group.

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

MFS, from time to time, evaluates acquisitions, either as an alternative to constructing networks or introducing services that complement existing and/or planned services. Such acquisitions, including the Centex transaction, may be significant in size and could use a substantial portion of MFS' available cash. MFS may fund future activity through additional debt or equity financing.

                       PETER KIEWIT SONS', INC.


Financial Condition - June 30, 1994 vs. December 25, 1993
(continued)
__________________________________________________________

From time to time, MFS has also had discussions with other communications entities concerning the establishment of possible strategic relationships, including transactions involving acquisitions, combinations and equity investments in MFS or one of its subsidiaries. MFS intends to consider appropriate opportunities to establish strategic relationships.

C-TEC recently announced plans to offer to its existing stockholders transferable subscription rights for C-TEC common stock. KDG expects to subscribe for its proportional share of that offering. Although there is no assurance that C-TEC will receive any proceeds from the rights offering, it expects to raise approximately $300 million, approximately $100 million from KDG. The funds generated from the rights issuance and the cellular sale will enable C-TEC to expand and develop its cable television and telephone systems into full service networks and independently finance its 1994 working capital and investment requirements.

The Company's working capital position at June 30, 1994, together with anticipated cash flows from operations and existing borrowing capacity, should be sufficient for immediate cash requirements and future investing activities.

                     PETER KIEWIT SONS', INC.

                    PART II - OTHER INFORMATION
                    ___________________________


Item 1.  Legal Proceedings
__________________________

In 1974, a subsidiary of the Company ("Kiewit"), entered into a lease with Whitney Benefits, Inc., a Wyoming charitable corporation ("Whitney"). Whitney is the owner, and Kiewit is the lessee, of a coal deposit underlying a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In
1983, Kiewit and Whitney filed an action, now titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United
States, in the U.S. Court of Federal Claims ("Claims Court"), alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims
Court ruled that a taking had occurred and awarded plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Claims Court and the U.S. Supreme Court denied certiorari. On February 10, 1994, the Claims Court issued an opinion which provided that the $60 million judgment would bear interest compounded annually from 1977 until payment. Kiewit has calculated the interest for the period from 1977 to present at $238 million. Kiewit and Whitney have agreed that Kiewit and Whitney will receive 67.5 and 32.5 percent, respectively, of any award. At June 30, 1994, Kiewit and Whitney would be entitled to $201 million and $97 million, respectively.

The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the 1977 value of the property. The government also filed a motion to reopen and set aside the 1989 judgment as void and to dismiss plaintiffs' complaint for lack of jurisdiction. On May 3, 1994, the Claims Court entered a written order denying both motions. The government has appealed that order, as well as the order regarding compound interest. It is not presently known when these proceedings will be concluded, what amount Kiewit will ultimately receive, nor when payment will occur.
                     PETER KIEWIT SONS', INC.

             PART II - OTHER INFORMATION (continued)
                    ___________________________

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

(b) No reports on Form 8-K were filed by the Company during the second quarter of 1994.

                                SIGNATURES






        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           PETER KIEWIT SONS', INC.



Dated:  August 15, 1994                   /s/ R. E. Julian
                                          _______________________
                                          Robert E. Julian
                                          Executive Vice President
                                          Chief Financial Officer

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


99.B       Kiewit Diversified Group Financial
           Statements and Management's Discussion
           and Analysis of Financial Condition and
           Results of Operations.
                                SIGNATURES






        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           PETER KIEWIT SONS', INC.



Dated:  August 15, 1994
                                          _______________________
                                          Robert E. Julian
                                          Executive Vice President
                                          Chief Financial Officer