Form 10-Q
period 1994-09-30
KIEWIT PETER SONS INC
filed 1994-11-15
CIK 794323

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended September 30, 1994

                               or

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period _________ to __________


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

          The number of shares outstanding of each class of the issuer's common stock, as of November 1, 1994:

          Class B Common Stock ............... 1,000,400 shares
          Class C Common Stock ...............15,079,504 shares
          Class D Common Stock ...............20,375,208 shares
                PETER KIEWIT SONS', INC.





                                                              Page
                                                              ____



             Part I - Financial Information
             ______________________________


   Item 1.  Financial Statements:

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

   Signatures

   Index to Exhibits

                           PETER KIEWIT SONS', INC.

                  Consolidated Condensed Statements of Earnings
                                 (unaudited)

                           Three months ended    Nine months ended
                              September 30,        September 30,
(dollars in millions,       ________________     _________________
   except per share data)   1994        1993     1994         1993
__________________________________________________________________

Revenue                   $  913      $  620  $ 2,203     $  1,600
Cost of Revenue             (799)       (529)  (1,929)      (1,364)
                          ______      ______  _______     ________
                             114          91      274          236

Operating Expenses           (73)        (45)    (221)        (125)
                          ______      ______  _______     ________

Operating Income              41          46       53          111


Other Income (Expense):
  Gain on Subsidiary's
    Stock Issuances, net       -         131       28          211
  Investment Income           11          25       50           16
  Interest Expense           (20)         (1)     (56)          (6)
  Other, net                  10           7       21           15
                          ______      ______  _______     ________

Earnings Before Income
  Taxes and Minority
  Interest                    42         208       96          347

Provision for Income Taxes   (24)        (72)     (48)        (121)

Minority Interest in Loss
  of Subsidiaries             11           1       26            1
                          ______      ______  _______     ________
Net Earnings              $   29      $  137  $    74     $    227
                          ======      ======  =======     ========

Earnings Attributable to
  Class B&C Stock:
    Net Earnings          $   41      $   34  $    58     $     61
                          ======      ======  =======     ========
    Earnings per Common
      and Common
      Equivalent Share    $ 2.67      $ 1.95  $  3.77     $   3.51
                          ======      ======  =======     ========

Earnings (Loss)
  Attributable to
  Class D Stock:
    Net Earnings (Loss)   $  (12)     $  103  $   16       $   166
                          ======      ======  ======       =======
    Earnings (Loss) per
      Common and Common
      Equivalent Share    $ (.58)     $ 5.12  $  .77       $  8.34
                          ======      ======  ======       =======
Cash Dividends per
  Common Share:
    B&C Stock             $    -      $    -  $  .45       $   .30
                          ======      ======  ======       =======
    D Stock               $    -      $    -  $    -       $   .50
                          ======      ======  ======       =======
__________________________________________________________________

See accompanying notes to consolidated condensed financial statements.

                    PETER KIEWIT SONS', INC.

              Consolidated Condensed Balance Sheets



                                       September 30,   December 25,
                                           1994           1993
(dollars in millions)                   (unaudited)
__________________________________________________________________

Assets

Current Assets:
 Cash and cash equivalents               $   443         $   296
 Marketable securities                     1,076           1,082
 Receivables, less allowance of $7
   and $7                                    390             296
 Costs and earnings in excess
   of billings on uncompleted
   contracts                                 190              79
 Investment in construction joint
   ventures                                   89              81
 Deferred income taxes                        74              66
 Other                                        59              54
                                         _______         _______
Total Current Assets                       2,321           1,954

Property, Plant and Equipment,
 less accumulated depreciation and
 amortization of $700 and $636             1,065             844

Investments                                  258             233

Intangible Assets, net                       661             427

Other Assets                                 225             226
                                         _______         _______
                                         $ 4,530         $ 3,684
                                         =======         =======
________________________________________________________________

See accompanying notes to consolidated condensed financial statements.

                     PETER KIEWIT SONS', INC.

              Consolidated Condensed Balance Sheets

                                        September 30,  December 25,
(dollars in millions,                       1994          1993
 except per share data)                  (unaudited)
__________________________________________________________________
Liabilities and Stockholders'
  Equity

Current Liabilities:
  Accounts payable                        $   281         $   260
  Current portion of long-term debt:
    Telecommunications                          9               7
    Other                                       9               8
  Accrued costs and billings in
    excess of revenue on uncompleted
    contracts                                 190             107
  Accrued insurance costs                      71              67
  Other                                       203             140
                                          _______         _______
Total Current Liabilities                     763             589

Long-Term Debt, less current portion:
  Telecommunications                          932             420
  Other                                        69              42
Deferred Income Taxes                         418             385
Retirement Benefits                            67              71
Accrued Reclamation Costs                     102              99
Other Liabilities                             122             109
Minority Interest                             344             298

Stockholders' Equity:
  Preferred stock, no par value,
    Authorized 250,000 shares: no
    shares outstanding                          -               -
  Common stock, $.0625 par value,
    $1.6 billion aggregate redemption
      value:
    Class B, authorized 8,000,000
    shares: 1,000,400 outstanding in
    1994 and 1,180,400 in 1993                  -              -
    Class C, authorized 125,000,000
    shares: 15,079,504 outstanding in
    1994 and 16,316,070 in 1993                 1               1
    Class D, authorized 50,000,000
    shares: 20,371,308 outstanding in
    1994 and 20,010,696 in 1993                 1               1

  Additional paid-in capital                  180             164
  Foreign currency adjustment                  (4)             (3)
  Net unrealized holding gains
    (losses)                                   (4)              9
  Retained earnings                         1,539           1,499
                                          _______         _______
Total Stockholders' Equity                  1,713           1,671
                                          _______         _______
                                          $ 4,530         $ 3,684
                                          =======         =======
_________________________________________________________________

See accompanying notes to consolidated condensed financial statements.

                   PETER KIEWIT SONS', INC.

         Consolidated Condensed Statements of Cash Flows
                           (unaudited)
                                                 Nine months ended
                                                   September 30,
                                                 _________________
(dollars in millions)                            1994         1993
__________________________________________________________________
Cash flows from operations:
  Net cash provided by continuing operations   $   146    $    159

Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities                        1,503       3,519
  Purchases of marketable securities            (1,522)     (3,901)
  Proceeds from sales of property, plant
    and equipment, and other investments            14          14
  Capital expenditures                            (313)       (129)
  Acquisition of APAC-Arizona, Inc.                (47)          -
  Acquisition of Centex Telemanagement,
    Inc., net of cash acquired                    (199)          -
  Proceeds from sale of cellular properties        182           -
  Purchases of California Energy stock             (26)          -
  Deferred development costs and other             (66)        (11)
                                               _______    ________
    Net cash used in investing activities         (474)       (508)

Cash flows from financing activities:
  Issuances of subsidiary's stock                    5         455
  Proceeds from long-term debt borrowings          677          14
  Payments on long-term debt, including
    current portion                               (189)         (7)
  Net change in short-term borrowings                -         (80)
  Repurchases of common stock                      (31)        (54)
  Issuance of common stock                          19          24
  Dividends paid                                   (13)        (27)
  Other                                              -           1
                                               _______    ________
    Net cash provided by financing activities      468         326

Cash flows from discontinued packaging
  operations                                         6          10

Effect of exchange rates on cash                     1          (3)
                                               _______    ________

Net change in cash and cash equivalents            147         (16)

Cash and cash equivalents at beginning
  of period                                        296         203
                                               _______    ________
Cash and cash equivalents at end of period     $   443    $    187
                                               =======    ========
                   PETER KIEWIT SONS', INC.

         Consolidated Condensed Statements of Cash Flows
                           (unaudited)


                                                 Nine months ended
                                                   September 30,
                                                 _________________
(dollars in millions)                            1994         1993
__________________________________________________________________

Noncash investing activities:
 Issuance of MFS stock for purchase of
   telecommunications companies                $   23     $      -
 MFS stock transactions to settle
   contingent purchase price adjustment            25            -
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

 2. Earnings Per Share:
    __________________

    Primary earnings per share of common stock have been computed using the weighted average number of shares outstanding during each period. Fully diluted earnings per share have not been presented because it is not materially different from primary earnings per share. The number of shares used in computing earnings per share was as follows:

                     Three months ended       Nine months ended
                        September 30,           September 30,
                   ______________________  ______________________
                      1994        1993        1994        1993
                   ______________________  ______________________

     Class B&C     16,104,794  17,527,842  15,316,445  17,229,434
     Class D       20,375,280  19,978,247  20,457,392  19,922,955

 3. Summarized Financial Information:
    ________________________________

    Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group contains the Company's traditional construction operations and certain mining services. The Diversified Group contains coal mining properties, telecommunications subsidiaries, a data management services

                    PETER KIEWIT SONS', INC.

      Notes to Consolidated Condensed Financial Statements

 3. Summarized Financial Information (continued):
    ____________________________________________

    business, an investment in California Energy Company, Inc. ("California Energy") and miscellaneous investments. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

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

    Construction & Mining Group:

                           Three months ended    Nine months ended
                              September 30,         September 30,
                           __________________    _________________
                            1994        1993      1994       1993
                           ______      ______    ______     ______

    Results of Operations:
      Revenue              $  680      $  516   $ 1,619    $ 1,328
                           ======      ======   =======    =======

      Net earnings         $   41      $   34   $    58    $    61
                           ======      ======   =======    =======

      Earnings per share   $ 2.67      $ 1.95   $  3.77    $  3.51
                           ======      ======   =======    =======

                                       September 30,   December 25,
                                           1994            1993
                                       _____________   ____________

    Financial Position:
      Working capital                     $  340          $  372
      Total assets                         1,007             889
      Long-term debt, less current
        portion                                7              10
      Stockholders' equity                   497             480
                    PETER KIEWIT SONS', INC.

      Notes to Consolidated Condensed Financial Statements

 3. Summarized Financial Information (continued):
    ____________________________________________

    Included within earnings before income taxes is mine service income from the Diversified Group of $7 million for the three months ended September 30, 1994 and 1993 and $22 million and $21 million for the nine months ended September 30, 1994 and 1993.

    Diversified Group:

                            Three months ended   Nine months ended
                               September 30,        September 30,
                            __________________   _________________
                             1994        1993     1994       1993
                            ______      ______   ______     ______

    Results of Operations:
      Revenue               $ 233       $  104   $  584     $  272
                            =====       ======   ======     ======

      Net earnings (loss)   $ (12)      $  103   $   16     $  166
                            =====       ======   ======     ======

      Earnings (loss) per
        share               $(.58)      $ 5.12   $  .77     $ 8.34
                            =====       ======   ======     ======

                                September 30,         December 25,
                                    1994                  1993
                                _____________         ____________

    Financial Position:
      Working capital              $ 1,218              $   993
      Total assets                   3,529                2,809
      Long-term debt, less
        current portion                994                  452
      Stockholders' equity           1,216                1,191

    Included within earnings before income taxes is mine management fees paid to the Construction & Mining Group of $7 million for the three months ended September 30, 1994 and 1993 and $22 million and $21 million for the nine months ended September 30, 1994 and 1993.






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

    On May 18, 1994, the Company acquired Centex Telemanagement, Inc. ("Centex"), a company which provides outsourced telecommunications management services for small and medium-sized businesses, for $250 million. The Company accounted for the acquisition using the purchase method and has consolidated Centex's operating results since the acquisition date. The total purchase price in excess of the fair market value of net assets acquired, $144 million, was recorded as goodwill and will be amortized over 40 years. The unaudited pro forma results below reflect certain adjustments, primarily increased amortization, assuming the acquisition occurred at the beginning of 1993. These results do not necessarily indicate future results, nor the results of historical operations had the acquisition actually happened on the assumed date (in millions, except per share data).

                               For the nine         For the nine
                               months ended         months ended
                            September 30, 1994   September 30, 1993
                            __________________   __________________

    Revenue                       $ 2,270             $ 1,728
                                  =======             =======

    Net earnings                  $    68             $   215
                                  =======             =======

    Earnings per share
      of Class D stock            $   .46             $  7.74
                                  =======             =======
 5. Long-Term Debt:
    ______________

    On January 19, 1994, MFS Communications Company, Inc. ("MFS") issued 9-3/8% Senior Discount Notes due January 15, 2004. Cash interest will not be paid on the notes prior to January 15,

                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

 5. Long-Term Debt (continued):
    __________________________

    1999. Accordingly, MFS recorded the net proceeds, exclusive of transaction costs, of approximately $500 million as long-term debt and is accruing to the principal amount of the notes of $788 million through January 1999. Commencing July
    15, 1999 cash interest will be payable semi-annually.

    On or after January 15, 1999, the notes will be redeemable at the option of MFS, in whole or in part, as stipulated in the note agreement. In addition, under certain conditions related to a change in control, MFS may be required to repurchase all or any part of the notes as stipulated in the note agreement. The notes are senior unsecured obligations of MFS and are subordinated to all current and future indebtedness of MFS's subsidiaries, including trade payables. The notes contain certain covenants which, among other things, restrict MFS' ability to incur additional debt, create liens, enter into sale and leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates, and sell assets to or merge with another company.

    In March of 1994, C-TEC's telephone group refinanced $135 million of mortgage notes payable to the United States of America. Although the new agreement does not restrict telephone group dividends, it does require the telephone group to maintain specified ratios for total leverage, interest coverage, and equity to total capitalization.

 6. Other Matters:
    _____________

    Marketable securities at September 30, 1994 and December 25, 1993 include approximately $60 million and $56 million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage. Receivables at September 30, 1994 and December 25, 1993 include approximately $63 million and $37 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

    In 1994, the Company settled, for $25 million, a contingent purchase price adjustment resulting from MFS' 1990 purchase of Chicago Fiber Optic Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at current market prices, as payment of the obligation. This transaction, along with stock issuances for acquisitions by MFS and for MFS employee stock options,
                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

 6. Other Matters (continued):
    _________________________

    resulted in a $28 million net gain to the Company.

    On March 4, 1994, several former stockholders of an MFS subsidiary filed a lawsuit against MFS, Kiewit Diversified Group Inc. ("KDG") and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement. Any settlement amount would be treated as an adjustment of the original purchase price and recorded as additional goodwill.

    On September 9, 1994, C-TEC Corporation ("C-TEC") sold its cellular properties to Independent Cellular Network, Inc. for $190 million. The Company received $182 million of proceeds and recorded an $8 million receivable. The Company did not recognize a gain or loss from this transaction, but instead reallocated the original purchase price among C-TEC's net assets as required by purchase accounting guidelines. C-TEC's cellular properties had sales of $6 million and $20 million for the quarter and nine months ended September 30, 1994.

    MFS has signed a merger agreement with RealCom Office Communications, Inc. ("RealCom"). MFS anticipates that it will issue approximately 1.6 million shares to complete the merger. Some of the purchase price may be payable in cash in lieu of common stock. The merger agreement is dependent on certain events, including approval of the agreement by RealCom shareholders. The transaction is expected to close in the fourth quarter of 1994.








                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

 6. Other Matters (continued):
    _________________________

    The Company is involved in other various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position or results of operations.

    See "Legal Proceedings" with respect to the Whitney Benefits case.

                   PETER KIEWIT SONS', INC.


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations
         _________________________________________________

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

Results of Operations - Third Quarter 1994 vs. Third Quarter 1993
_________________________________________________________________

Revenue from operations for the three months ended September 30 comprised the following (in millions):

                                                  1994      1993
                                                 _____     _____

          Construction                           $ 672     $ 505
          Mining                                    68        69
          Telecommunications                       164        43
          Other                                      9         3
                                                 _____     _____
                                                 $ 913     $ 620
                                                 =====     =====
Construction
____________

Construction revenue rose 33% in the third quarter of 1994 as compared to the third quarter of 1993. The increase is primarily attributable to the APAC acquisition completed in the first quarter of 1994 and a 20% increase in the size of new contracts awarded this year. The Company's current contract backlog increased to $2.4 billion from $2.2 billion in 1993. The increase in contract size and the expansion into new markets resulted in the increase. Foreign operations, principally Canada, account for 20% and projects on the west coast account for 42% of the total backlog. The San Joaquin Hills toll road project accounts for 15% of the contract backlog and is scheduled to be completed in 1997.

Gross margins on construction contracts declined from 12% in the third quarter of 1993 to 11% during the same period in 1994. In 1994, the margins were adversely affected by the recognition of projected cost overruns on certain projects and a decline in the original bidding margin on work completed during the period. The lower bidding margins are a result of increased competition in
                    PETER KIEWIT SONS', INC.


Results of Operations - Third Quarter 1994 vs. Third Quarter 1993
(continued)
_________________________________________________________________

Construction (continued)
_______________________

the construction industry. The recognition of income from the construction of the San Joaquin Hills toll road partially offset the overruns and declining margins.

Mining
______

Mining gross profits were 46% and 43% in the third quarter of 1994 and 1993. In 1994, alternate source coal sales accounted for 31% of revenues and 52% of gross profits compared to 26% and 50% in 1993.

Telecommunications
__________________

In the third quarter of 1994, C-TEC and MFS accounted for 46% and 54% of telecommunications revenues. The telephone and cable groups generated the majority, $31 million and $24 million, respectively, of C-TEC's revenues while MFS' revenue consisted of $72 million from telecommunications services and $16 million from systems integration and facilities management. MFS' new subsidiary, Centex, produced $42 million of telecommunications services revenue. The remainder of MFS' growth over 1993 correlates to increased market penetration of $12 million by MFS Telecom, MFS Datanet, and MFS Intelenet being offset by decreases in revenue recognized from the network systems integration project with the State of Iowa.

Telecommunications cost of revenue totalled $156 million and $42 million for the third quarter of 1994 and 1993. C-TEC's operations generated $48 million of the 1994 costs with $14 million and $18 million related to the telephone and cable groups. MFS' telecommunications services had $95 million in costs of revenue - $42 million from Centex. The remainder of MFS' increased costs related to expanded networks and the continued development of MFS Datanet and MFS Intelenet.








                    PETER KIEWIT SONS', INC.

Results of Operations - Third Quarter 1994 vs. Third Quarter 1993
(continued)
_________________________________________________________________

Operating Expenses
__________________

Third quarter 1994 operating expenses exceeded 1993 expenses by 62%. The telecommunications segment generated the majority of the growth with C-TEC and MFS accounting for 71% and 25% of the increase. Slight decreases in other expenses offset the presence of C-TEC and increase in MFS.

Gain on Subsidiary's Stock Issuances, net
_________________________________________

The gain in 1993 resulted from the secondary offering of MFS stock.

Investment Income
_________________

Investment income includes interest, gains and losses on the sales of securities, dividends and net equity earnings. Investment income in the third quarter of 1994 declined 56% from 1993. The principal reason for the decline was $15 million in losses from the sales and writedown of securities in 1994.

Interest Expense
________________

Interest expense of $20 million includes $11 million interest on MFS debt and $8 million on C-TEC debt.

Other Income, net
_________________

Other income consists of gains and losses from asset dispositions and other miscellaneous activities.

Taxes
_____

The effective income tax rate in the third quarter of 1994 differs from the expected statutory rate of 35% due to net operating loss limitations on losses generated by MFS.







                    PETER KIEWIT SONS', INC.

Results of Operations - Nine Months 1994 vs. Nine months 1993
_____________________________________________________________

Revenue from each of the Company's business segments for the nine months ended September 30 comprised the following (in millions):

                                                 1994      1993
                                               _______   _______

          Construction                         $ 1,594   $ 1,308
          Mining                                   187       178
          Telecommunications                       405       103
          Other                                     17        11
                                               _______   _______
                                               $ 2,203   $ 1,600
                                               =======   =======
Construction
____________

Construction revenues increased 22% in the first nine months of 1994 as compared to the same period in 1993. Revenues generated from the APAC acquisition, an increase in joint venture work and a 20% increase in the size of new contracts awarded contributed to the higher volume. The increase in joint venture revenue resulted from several design-build projects, awarded in 1992 and 1993, entering the construction phase. These projects include the San Joaquin Hills toll road in southern California, and the Montgomery County Resource Recovery Facility near Baltimore, Maryland.

The gross margin on construction contracts declined to 8% in 1994 from 11% in 1993. In 1994, the margins were adversely affected by the recognition of projected cost overruns on certain projects and a decline in original bidding margins on work completed during the period. The lower margins are a result of the increased competition in the construction industry. The recognition of income from the construction of the San Joaquin Hills toll road partially offset the overruns and declining margins. A $20 million reduction of reserves previously established for the Denmark tunnel project favorably impacted 1993 margins.

Mining
______

Mining gross profits were 47% and 45% in the first nine months of 1994 and 1993. In 1994, alternate source coal sales accounted for 30% of revenues and 47% of gross profits compared to 29% and 55% in 1993.




                    PETER KIEWIT SONS', INC.

Results of Operations - Nine Months 1994 vs. Nine months 1993
(continued)
_____________________________________________________________

Telecommunications
__________________

In the first nine months of 1994, C-TEC and MFS accounted for 54% and 46% of telecommunications revenues. The telephone and cable groups generated the majority, $92 million and $71 million, of C-TEC's revenues while MFS' revenues consisted of $142 million from telecommunications services and $43 million from systems integration and facilities management. MFS' new subsidiary, Centex, produced $63 million of telecommunications services revenue since the date of acquisition. The remainder of MFS growth correlates to continued market penetration from all MFS businesses.

Telecommunications cost of revenue totalled $353 million and $101 million for the first nine months of 1994 and 1993. C-TEC's operations generated $137 million of costs with $42 million and $55 million related to the telephone and cable groups.

MFS' telecommunications services had $183 million in costs of revenue - $62 million from Centex. The remainder of MFS' increased costs relates to expanded networks and the continued development of MFS Datanet and MFS Intelenet.

Operating Expenses
__________________

Operating expenses for the first nine months of 1994 exceeded those of 1993 by 77%. The telecommunications operations generated the majority of the increase with C-TEC and MFS accounting for 69% and 24% of the increase. Modest decreases in several administrative departments account for the remainder of the difference.

Gain on Subsidiary's Stock Issuances, net
_________________________________________

In 1994, the Company settled, for $25 million, a contingent purchase price adjustment resulting from MFS' 1990 purchase of Chicago Fiber Optic Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at current market prices, as payment of the obligation. This transaction, along with stock issuances for acquisitions by MFS and for MFS employee stock options, resulted in a $28 million net gain to the Company. The gain in 1993 resulted from the initial and secondary public offerings of MFS stock.



                    PETER KIEWIT SONS', INC.
Results of Operations - Nine Months 1994 vs. Nine months 1993
(continued)
_____________________________________________________________

Investment Income
_________________

Investment income for the first nine months of 1994 increased
$34 million over 1993. The improvement resulted from the decline in the net loss on sales of securities from $41 million in 1993 to $13 million in 1994, and an increase in interest income.

Interest Expense
________________

Interest expense of $56 million includes $30 million of interest on MFS debt and $23 million of interest on C-TEC debt.

Other Income, net
_________________

Other income consists of gains and losses from asset dispositions and other miscellaneous activities.

Taxes
_____

The effective income tax rate in the first nine months of 1994 differs from the expected statutory rate of 35% due to net operating loss limitations on losses generated by MFS.
                       PETER KIEWIT SONS', INC.

Financial Condition - September 30, 1994 vs. December 25, 1993
______________________________________________________________

The Company's working capital increased $193 million or 14% during the first nine months of 1994.

Cash used in investing activities during the first nine months of 1994 includes $313 million of capital expenditures (primarily
MFS networks), $199 for the acquisition of Centex, $47 million for the purchase of APAC and $26 million for the purchase of California Energy stock. Partially offsetting these uses were the $182 million of proceeds from the sale of C-TEC's cellular properties.

Financing activities generated $468 million during the first nine months of 1994, the majority of which related to MFS. MFS' debt issuance resulted in net proceeds of approximately $500 million. MFS requires significant capital to fund future building expansion and acquisition of communications networks in major metropolitan areas. MFS intends to invest $275 - 325 million in 1994 and in excess of $1 billion over the next 3 - 5 years to expand its operations to a total of 75 markets (including approximately 10 international markets).

Other financing activity for the nine months included C-TEC borrowing approximately $135 million to refinance certain mortgage notes payable. C-TEC's prepayment of mortgage notes payable and subsequent refinancing removed certain restrictions on the amount of dividends and other distributions of capital which may be made by C-TEC's telephone subsidiary.

The Company anticipates investing between $45 and $85 million annually in its construction and mining businesses, making significant investments in its energy businesses - including its joint venture agreement with California Energy covering international power project development activities - and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchases of common stock.

MFS, from time to time, evaluates acquisitions, either as an alternative to constructing networks or introducing services that complement existing and/or planned services. Such acquisitions may be significant in size and could use a substantial portion of MFS' available cash. MFS may fund future activity through additional debt or equity financing.

From time to time, MFS has also had discussions with other communications entities concerning the establishment of possible strategic relationships, including transactions involving acquisitions, combinations and equity investments in MFS or one of
                       PETER KIEWIT SONS', INC.

Financial Condition - September 30, 1994 vs. December 25, 1993
(continued)
______________________________________________________________

its subsidiaries. MFS intends to consider appropriate opportunities to establish strategic relationships.

C-TEC has filed a registration statement related to a rights offering of shares of its common stock. The net proceeds from the rights offering will be approximately $296 million if the rights are fully exercised. KDG expects to exercise all of its rights and to oversubscribe for additional rights not otherwise exercised - an investment of $100 - $150 million. The funds generated from the rights issuance and the cellular sale will enable C-TEC to expand and develop its cable television and telephone systems into full service networks, pursue potential acquisitions, prepay certain indebtness, and independently finance its current working capital and investment requirements.

The Company's working capital position at September 30, 1994, together with anticipated cash flows from operations and existing borrowing capacity, should be sufficient for immediate cash requirements and future investing activities.

                     PETER KIEWIT SONS', INC.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
__________________________

In 1974, a subsidiary of the Company ("Kiewit"), entered into a lease with Whitney Benefits, Inc., a Wyoming charitable corporation ("Whitney"). Whitney is the owner, and Kiewit is the lessee, of a coal deposit underlying a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In 1983, Kiewit and Whitney filed an action, now titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States, in the U.S. Court of Federal Claims ("Claims Court"), alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims Court ruled that a taking had occurred and awarded plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Claims Court and the U.S. Supreme Court denied certiorari. On February 10, 1994, the Claims Court issued an opinion which provided that the $60 million judgment would bear interest compounded annually from 1977 until payment. Kiewit has calculated the interest for the period from 1977 to present at $243 million. Kiewit and Whitney have agreed that Kiewit and Whitney will receive 67.5 and 32.5 percent, respectively, of any award. At September 30, 1994, Kiewit and Whitney would be entitled to $204 million and $99 million, respectively.

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

Item 6. Exhibits & Reports on Form 8-K
______________________________________

(a)  Exhibits filed as part of this report are listed below:

     Exhibit
     Number
     _______

     27     Financial Data Schedule

     99.A Kiewit Construction & Mining Group Financial Statements and Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

     99.B Kiewit Diversified Group Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) No reports on Form 8-K were filed by the Company during the third quarter of 1994.

                          SIGNATURES






     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PETER KIEWIT SONS', INC.



Dated:  November 14, 1994                /s/ R. E. Julian
                                         ________________________
                                         Robert E. Julian
                                         Executive Vice President
                                         Chief Financial Officer

           PETER KIEWIT SONS', INC. AND SUBSIDIARIES


                        INDEX TO EXHIBITS


Exhibit
No.
_______

27         Financial Data Schedule

99.A Kiewit Construction & Mining Group Financial Statements and Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


99.B       Kiewit Diversified Group Financial Statements and
           Management's Discussion and Analysis of Financial
           Condition and Results of Operations.