Form 10-K
period 1994-12-31
KIEWIT PETER SONS INC
filed 1995-03-31
CIK 794323

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission File
December 31, 1994                                  Number 0-15658

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

Class B Construction & Mining Group Nonvoting Restricted Redeemable Convertible Exchangeable
     Common Stock, par value $.0625
Class C Construction & Mining Group Restricted Redeemable
Convertible Exchangeable
     Common Stock, par value $.0625
Class D Diversified Group Convertible Exchangeable
     Common Stock, par value $.0625

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

     As of March 31, 1995, the number of shares outstanding of each class of the Company's common stock was:

                       Class B -    884,400 shares
                       Class C - 13,006,455 shares
                       Class D - 21,251,591 shares

Portions of the Company's definitive Proxy Statement for the 1995
Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K.


                                PART I

ITEM 1.     BUSINESS.

     Peter Kiewit Sons', Inc. (the "Company") was incorporated in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. The Company entered the coal mining business in 1943 and the telecommunications business in 1988. The Company is a holding company with three wholly-owned first-tier subsidiaries: Kiewit Construction Group Inc. ("KCG"), Kiewit Mining Group Inc. ("KMG"), and Kiewit Diversified Group Inc. ("KDG"). KDG has four primary second-tier subsidiaries: two wholly-owned subsidiaries, Kiewit Energy Group Inc. and PKS Information Services, Inc., and two partially-owned subsidiaries, MFS Communications Company, Inc. and RCN Corporation. Kiewit Energy Group Inc. is the parent of Kiewit Coal Properties Inc. ("KCP") and Kiewit Energy Company ("KEC"), which partially-owns California Energy Company, Inc. ("CECI"). RCN Corporation partially-owns C-TEC Corporation ("C-TEC"). MFS, CECI, and C-TEC are publicly traded companies and additional information about them is contained in their separate Forms 10-K.

     The Company reports financial information about three business segments: construction, mining, and telecommunications. This financial information, as well as certain geographical information, is contained in Note 18 to the Company's financial statements. Financial information about the construction segment reflects the assets and operations of KCG. Financial information about the telecommunications segment is a combination of information about MFS and C-TEC. Financial information about the mining segment is a combination of information about KMG and KCP.

                                  CONSTRUCTION

     The construction business is conducted by operating subsidiaries of Kiewit Construction Group Inc., a wholly-owned subsidiary of the Company (collectively, "KCG"). KCG and its joint ventures perform construction services for a broad range of public and private customers primarily in North America. New contract awards during 1994 were distributed among the following construction markets: transportation, including highways, bridges, airports and railroads (48%), power (18%), oil and gas (12%), commercial buildings (8%), sewer and waste disposal (5%), and residential (4%), with smaller awards in the water supply systems, dams and reservoirs, marine, and mining markets. In February 1994, KCG acquired for $49 million APAC-Arizona, Inc. which has construction operations and produces ready-mixed concrete and asphalt.

     As general contractors, KCG's operating subsidiaries are responsible for the overall direction and management of construction projects and for completion of each contract in accordance with terms, plans, and specifications. KCG plans and schedules the projects, procures materials, hires workers as needed, and awards subcontracts. KCG generally requires performance and payment bonds or other assurances of operational capability and financial capacity from its subcontractors.

     KCG's construction contracts generally provide for the payment of a fixed price for the work performed. Profit is realized by the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount. The contracts generally provide for progress payments as work is completed, with a retainage to be paid when performance is substantially complete. Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion. KCG also provides services under "cost plus" contracts. The contractor is reimbursed for its costs and also receives a flat fee or a fee based on a percentage of its costs.

     Government Contracts.   Public contracts accounted for 67% of
the combined prices of contracts awarded to KCG during 1994. Most of these contracts were awarded by government and quasi-government units after competitive bidding. Most public contracts are subject to termination at the election of the government. In the event of termination, the contractor is entitled to receive the contract price on completed work and payment of termination related costs. The volume of available government work is affected by budgetary and political considerations. A significant decrease in the amount of new government contracts, for whatever reasons, would have a material adverse effect on KCG.

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

     Joint Ventures.   KCG enters into joint ventures to
efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of costs and expenses, the other venturers may be required to pay those costs and expenses. KCG prefers to act as the sponsor of joint ventures. KCG was the sponsor of 50 of its 62 joint venture bids submitted in 1994. KCG's share of joint venture revenue accounted for 24% of its 1994 total revenue.

     Locations.   KCG structures its construction operations around
19 principal operating offices located throughout the U.S. and Canada, with headquarters in Omaha, Nebraska. Through its decentralized system of management, KCG has been able to quickly respond to changes in the local markets. Outside North America, KCG participates in the construction of a tunnel under Denmark's Great Belt Channel and a geothermal power plant in the Philippines.

     Backlog.   At the end of 1994, KCG had a backlog (work
contracted for but not yet completed) of $2.2 billion. Of this amount, $350 million is not expected to be completed during 1995.
Backlog was $2.1 billion at the end of 1993.

     Competition.   A substantial portion of KCG's business
involves construction contracts obtained through competitive bidding. A contractor's competitive position is based primarily on its prices for construction services and its reputation for quality, reliability and timeliness. The construction industry is highly competitive and lacks firms with dominant market power. In 1994, Engineering News Record ranked KCG as the 18th largest contractor in the United States. It ranked KCG 2nd in the transportation market and 6th in the domestic heavy construction market. These rankings were based on the dollar volume of contracts awarded in 1993. The U.S. Department of Commerce reports that the total value of construction put in place in 1994 was $520 billion. KCG's U.S. revenues for the same period were $2.1 billion, or 0.4% of the total market. In 1994 KCG was low bidder on 281 contracts, five of which had a contract price exceeding $50 million; the average contract price was $6.3 million.

     Properties.   KCG has 19 district offices, of which 14 are in
owned facilities and 5 are leased. KCG owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries. Since construction projects are inherently temporary and location-specific, KCG owns approximately 800 portable offices, shops, and transport trailers. KCG has a large equipment fleet, including approximately 3,000 trucks, pickups, and automobiles, and 1,500 heavy construction vehicles, such as graders, scrapers, backhoes, and cranes.

                                 MINING

     The Company is engaged in coal mining through its subsidiaries, Kiewit Mining Group Inc. ("KMG") and Kiewit Coal Properties Inc. ("KCP"). KCP has a 50% interest in three mines, which are operated by KMG. Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Union Pacific Corporation. Walnut Creek Mining Company ("Walnut Creek") is a general partnership with Phillips Coal Company, a subsidiary of Phillips Petroleum Company. The Decker Mine is located in southeastern Montana, the Black Butte Mine is in southwestern Wyoming, and the Walnut Creek Mine is in east-central Texas. Kiewit also has interests in two smaller coal mines, a precious metals mine, and several construction aggregate quarries.

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

     Customers.   The coal is sold primarily to electric utilities,
which burn coal in order to generate steam to produce electricity. Approximately 89% of sales are made under long-term contracts, and the remainder are made on the spot market. Approximately 71, 84, and 55 percent of KCP's revenues in 1994, 1993, and 1992, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). The sole customer of Walnut Creek is the Texas-New Mexico Power Company.

     Contracts.   Customers enter into long-term contracts for coal
primarily to secure a reliable source of supply at a predictable price. KCP's major long-term contracts have remaining terms ranging from 5 to 34 years. A majority of KCP's long-term contracts provide for periodic price adjustments. The price is typically adjusted through the use of various indices for items such as materials, supplies, and labor. Other portions of the price are adjusted for changes in production taxes, royalties, and changes in cost due to new legislation or regulation, and in most cases, such cost items are passed through directly to the customer as incurred. In most cases the price is also adjusted based on the heating content of the coal. Beginning in 1993 the amended contract between Commonwealth Edison Company and Black Butte Coal Company provides that Commonwealth's delivery commitments will be satisfied, not with coal produced from the Black Butte mine, but with coal purchased from two unaffiliated mines in the Powder River Basin of Wyoming and Decker.

     Coal Production.   Coal production commenced at the Decker,
Black Butte, and Walnut Creek mines in 1972, 1979, and 1989, respectively. KCP's share of coal mined in 1994 at the Decker, Black Butte, and Walnut Creek mines was 5.4, 2.0, and 1.0 million tons, respectively.

     Revenue.   KCP's total revenue in 1994 was $225 million.
Revenue attributable to the Decker, Black Butte, and Walnut Creek entities, and other mining operations was $101 million, $103 million, $20 million, and $1 million, respectively.

     Backlog.   At the end of 1994, the backlog of coal sold under
KCP's long-term contracts was approximately $1.8 billion, based on December 1994 market prices. Of this amount, $213 million is expected to be sold in 1995.

     Reserves.   At the end of 1994, KCP's share of assigned coal
reserves at Decker, Black Butte, and Walnut Creek was 179, 58, and 89 million tons, respectively. Of these amounts, KCP's share of the committed reserves of Decker, Black Butte, and Walnut Creek was 65.4, 4.8, and 21.4 million tons, respectively. Assigned reserves represent coal which can be mined using KCP's current mining practices. Committed reserves (excluding alternate source coal) represent KCP's maximum contractual amounts. These coal reserve estimates represent total proved and probable reserves.

     Leases.   The coal reserves and deposits of the mines are held
pursuant to leases with the federal government through the Bureau of Land Management, with two state governments (Montana and Wyoming), and with numerous private parties.

     Competition.   The coal industry is highly competitive.  KCP
competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 1993, KCP's production represented 1.6% of total U.S. coal production.

     Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulphur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired steam-electric generating units. KCP's sales of its western coal, like sales by other western coal producers, typically provide for delivery to customers at the mine. A significant portion of the customer's delivered cost of coal is attributable to transportation costs. Most of the coal sold from KCP's western mines is currently shipped by rail to utilities outside Montana and Wyoming. The Decker and Black Butte mines are each served by a single railroad. Many of their western coal competitors are served by two railroads and such competitors' customers often benefit from lower transportation costs because of competition between railroads for coal hauling business. Other western coal producers, particularly those in the Powder River Basin of Wyoming, have lower stripping ratios (i.e. the amount of overburden that must be removed in proportion to the amount of mineable coal) than the Black Butte and Decker mines, often resulting in lower comparative costs of production.

     Environmental Regulation.   Kiewit is required to comply with
various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses in 1994 was $5.2 million. KCP's share of accrued estimated reclamation costs was $103 million at the end of 1994. Kiewit does not expect to make significant capital expenditures for
environmental compliance in 1995.   Kiewit believes its compliance
with environmental protection and land restoration laws will not affect its competitive position since its competitors in the industry are similarly affected by such laws.

                             TELECOMMUNICATIONS

     The Company provides telecommunication services through two partially-owned subsidiaries, MFS Communications Company, Inc. and C-TEC Corporation.

MFS COMMUNICATIONS COMPANY, INC.

     The Company owns 67% of the common stock of MFS Communications Company, Inc. ("MFS"). The remaining shares are publicly-owned and are traded on the NASDAQ National Market System. Formed in 1987, MFS has headquarters in Omaha, Nebraska. MFS operates, through its subsidiaries, in two business segments: telecommunications services and network systems integration. MFS deploys its own networks and facilities and leases network capacity from other service providers in order to provide a broad array of high quality voice, data and other services specifically designed to meet the requirements of its business and government customers.

     MFS Network.   At the end of 1993, MFS had fiber optic
networks in operation or under development in 22 major metropolitan areas. As of March 1995, MFS provides services on its networks, or through the resale of services, or has network operations under development in 46 major metropolitan areas in the United States and Europe. MFS' networks consist of fiber optic cables, local and long distance switches, advanced electronics, asynchronous transfer mode switching equipment, and associated wiring and equipment. These metropolitan area networks are linked to each other with leased high capacity fiber lines. Since 1993, circuits in service have increased from 947,391 to 1,713,430, the number of buildings connected has increased from 1,583 to 2,754, and the number of switches installed has increased from one to 12.

     Telecommunications Services to Large Businesses and Government. MFS Telecom, Inc. ("MFS Telecom") provides dedicated unswitched high capacity access services to large businesses and government telecommunications users. MFS Telecom has historically focused on providing dedicated special assess and local private line services, which consist of both primary circuits and back-up protection. While long distance carriers represent a valued portion of MFS Telecom's customer base, MFS Telecom's focus is on the needs of end-user customers. Circuits that have an MFS end user at one or both ends are now the source of approximately 80% of MFS Telecom's revenues.

     Integrated Telecommunications Services. MFS Intelenet, Inc. ("MFS Intelenet") provides a single source for integrated local and long distance telecommunications services and facilities management to small and medium sized businesses. MFS Intelenet provides these services utilizing both MFS Intelenet's network and switching platforms as well as facilities and services provided by others.
In 1994, MFS Intelenet acquired Centex Telemanagement, Inc. ("Centex"), the nation's largest telemanagement company, for $273 million, and RealCom Office Communications, Inc. ("RealCom"), the nation's second largest shared tenant service provider, for $90 million.

     Data Transmission Services. MFS Datanet, Inc. ("MFS Datanet") provides high-speed data communications over an asynchronous transfer mode network. Among the services offered by MFS Datanet is the connection of local area networks across town or across the country at the same native speed and protocol as that at which the local area networks operate. During 1994, MFS Datanet acquired Cylix Communications Corporation, a wide area networking company providing network connectivity for IBM compatible computers at sites throughout North America, for $14 million.

     International Services. MFS International, Inc. ("MFS International") was created to provide services to MFS' existing customer base of multinational companies and to new customers. During 1994, MFS International began offering services in London, Paris, and Frankfurt, Germany. MFS International anticipates constructing a network and offering services in Stockholm during mid-1995.

     Network Systems Integration.   Initially created to design and
build the MFS networks, MFS Network Technologies, Inc. ("MFS-NT") also provides development, design and engineering, project management, construction and support of communications networks and systems to a range of third-party customers. Prominent among its recent projects is a three-year, turnkey, design-through-construction project to create a high-speed communications network for the State of Iowa. Substantially completed in 1994, the network connects schools, government office buildings, and healthcare facilities throughout Iowa and is being used for distance learning and certain of the state government's communications needs. Texas Instruments and MFS-NT have co-developed an automatic vehicle identification system intended to allow electronic toll collection on toll roads, bridges, and tunnels. MFS-NT had a third-party backlog of approximately $127 million at the end of 1994, an increase of 16% from the previous year. Approximately $70 million of such backlog is not expected to be completed in 1995. A substantial portion of the backlog is related to federal, state or local government contracts which extend over multiple years.

     Customers.   The telecommunications services customers of MFS
include large corporations, financial services companies, governmental departments and agencies, and academic, scientific and other major institutions, as well as medium and small businesses and long distance carriers. MFS-NT's third party customers include major local and long distance telecommunications carriers, public utilities, cable television operators, agencies of federal, state and local government, and large corporations. MFS-NT's revenues are and may continue to be dependent upon a small number of large projects. Accordingly, these revenues are likely to vary significantly from period to period.

     Competition.   In each of its markets, MFS Telecom faces
significant competition for its special access and private line telecommunications services from local telephone companies, which currently dominate their local telecommunications markets. MFS Telecom also faces competition in most markets in which it operates from one or more competitive access providers that operate independent fiber optic networks. In addition, potential competitors capable of offering private line, special access, and switched services include cable television companies, electric utilities, long distance carriers, microwave carriers, wireless telephone system operators and private networks built by large end users. MFS Intelenet competes with the local telephone companies, certain competitive access providers, equipment vendors and installers, long distance providers and telecommunications management companies. MFS-NT's primary network systems integration and facilities management competitors are the regional Bell operating companies, long distance carriers, equipment manufacturers and major independent telephone companies.

     Regulation.   MFS' services are subject to varying degrees of
federal, state, local, and foreign regulation. The Federal Communications Commission ("FCC") exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate communications. MFS actively seeks to initiate regulatory reform at the federal and state levels to open additional telecommunications markets to competition.

      Possible Spin-off of MFS. The Company's management has asked the Internal Revenue Service to issue a ruling (the "Ruling") that would permit the Company to make a tax-free distribution of its entire ownership interest in MFS to the Company's Class D stockholders (the "Spin-off"). The Company's management intends to propose a plan (the "Plan") to implement the Spin-off to the Company's Board of Directors during the second quarter of 1995. If the Board of Directors approves the Plan, and the Internal Revenue Service issues the Ruling, the Company could complete the Spin-off as early as the third quarter of 1995.

     The Spin-off might not occur. For example, the Company might not receive the Ruling or the board might not adopt the Plan. In addition, the issuance of the MFS Preferred Stock necessary to obtain the Ruling (as described below), would require a favorable vote from a majority of the common stockholders of MFS, other than KDG, present and voting in person or by proxy at a special MFS stockholders meeting. If the favorable vote is not received, MFS would not be able to issue the MFS Preferred Stock and the Company would not be able to complete the Spin-off. Also, the Spin-off is subject to receipt of certain other approvals, some of which might not be received. Finally, if the Company's board of directors adopts the Plan, it would reserve the right to abandon, defer or modify the Spin-off at any time.

     MFS has agreed in principle to issue to KDG a special class of high-vote convertible preferred stock (the "MFS Preferred Stock") designed to permit the Company to satisfy certain requirements for receiving the Ruling. MFS would issue the Preferred Stock to the Company in exchange for the transfer by the Company to MFS of approximately 3.0-3.5 million of the shares of MFS common stock currently held by the Company. The Company anticipates that the MFS Preferred Stock (i) would have a face value of approximately $15-$25 million, (ii) would be convertible into MFS common stock at any time after the first anniversary of the date the MFS Preferred Stock is issued, (iii) would have a dividend rate and a conversion premium determined by market conditions at the time that the MFS Preferred Stock is issued, (iv) would be redeemable at par value six years after the date of issuance, and (v) would be nontransferable for six years after the date of issuance, except
under certain limited circumstances.   At the option of MFS,
dividends on the MFS Preferred Stock could be paid either in cash or in shares of MFS Common Stock. Each share of MFS Preferred Stock would have approximately five votes per share in any election
of MFS directors.    If the Spin-off occurs, the Company would
distribute to Class D stockholders both the MFS Preferred Stock and all of the common stock of MFS then held by the Company. If the Spin-off does not occur, MFS would not issue the MFS Preferred Stock to the Company.


     The Plan would provide for an exchange offer (the "Exchange Offer") by the Company for Class C Stock, to be completed before the Spin-off. Under an Exchange Offer, the Company would offer to exchange Class D Stock for some or all of its outstanding Class C Stock on terms similar to those upon which Class C Stock can be converted into Class D Stock during the annual conversion period provided in the Company's Certificate of Incorporation. As a result, Class C Stockholders wanting to convert Class C Stock to Class D Stock would not be disadvantaged if the Spin-off were to be completed before the next regular conversion period (October 15, 1995 through December 15, 1995). If an Exchange Offer could not be completed during 1995, the Company probably would defer any Spin-off until the first quarter of 1996.

C-TEC CORPORATION

     In October 1993, the Company purchased a controlling interest in C-TEC Corporation ("C-TEC") for $208 million. In a December 1994 rights offering, the Company purchased additional C-TEC shares for $153 million. Through subsidiaries, the Company now owns 44% of the outstanding shares of C-TEC common stock and 60% of the C-TEC Class B common stock. Holders of common stock are entitled to one vote per share; holders of Class B stock are entitled to 15 votes per share. The Company thus owns 49% of the outstanding shares, but is entitled to 58% of the available votes. C-TEC common stock is traded on the NASDAQ National Market System, and the Class B Stock is quoted on NASDAQ and traded over the counter.

     C-TEC has its principal office in Wilkes-Barre, Pennsylvania. C-TEC currently has four operating groups. The Telephone Group consists of a Pennsylvania public utility providing local telephone service to a 19 county, 5,067 square mile service territory in Pennsylvania. The Telephone Group services 219,000 main access lines, of which 171,000 are residential and 48,000 are business related. In February 1995, C-TEC agreed to acquire Buffalo Valley Telephone Company, adding 17,300 access lines in central Pennsylvania, for $55 million, payable in cash and convertible preferred stock of C-TEC.

     The Cable Group is a cable television operator with cable television systems located in New York, New Jersey, Michigan and Delaware. The Cable Group owns and operates cable television systems serving approximately 236,000 customers and manages cable television systems with an additional 36,000 customers, ranking it among the top 30 multiple system operators in the United States. C-TEC has agreed to acquire Twin County TransVideo Inc. in a transaction which is expected to close in the second quarter of 1995. Twin County serves 74,000 subscribers in eastern Pennsylvania. The aggregate consideration will be approximately $103.5 million of cash, a note, and convertible preferred stock of C-TEC. In January 1995, C-TEC purchased the assets of a cable company in Northern Michigan for $4.4 million, adding 3200 subscribers. Also in January 1995, C-TEC purchased a 40% equity position in Megacable, S.A. de C.V., Mexico's second largest cable television operator, currently serving 174,000 subscribers in 12 cities. The aggregate consideration for the purchase was $84.1 million, subject to exchange rate adjustments.

     The Long Distance Group sells long distance telephone services in the local service area of the Telephone Group and resells services elsewhere in Pennsylvania. The Communications Group provides telecommunications-related engineering and technical services in the northeastern U.S. A fifth operating group, Mobile Services, was discontinued in 1994. C-TEC's cellular operations were sold in September 1994 for approximately $190 million. C-TEC sold its telephone answering service operations in December 1994 and expects to complete the sale of its paging business in mid-1995.

     Regulation.   The Telephone and Long Distance Groups are
subject to FCC regulation. Commonwealth Telephone Company is subject to extensive regulation by the Pennsylvania Public Utility Commission, including its rate-making process. Consequently, the ability of Commonwealth Telephone Company to generate increased income is largely dependent on its ability to increase its subscriber base, obtain higher message volume, and control its expenses. C-TEC's cable television operations are regulated by local and state franchise authorities and by the FCC. The Cable Group has restructured rates and channel offerings to comply with the basic rate regulations and to minimize the revenue impact of the federal Cable Television Consumer Protection and Competition Act of 1992.


                             OTHER OPERATIONS

CALIFORNIA ENERGY COMPANY, INC.

     California Energy Company, Inc. ("CECI") is engaged in the exploration for, and development and operation of, environmentally responsible independent power production facilities worldwide utilizing geothermal resources or other energy sources, such as hydroelectric, natural gas, oil and coal. In January 1995, CECI acquired 51% of the outstanding shares of common stock of Magma Power Company through a cash tender offer and in February 1995 acquired the remaining shares through a merger, using proceeds derived from a public offering of CECI shares and secured bank loans.

     After the Magma acquisition, CECI is the largest independent geothermal power producer in the world (based on CECI's estimate of the aggregate megawatts ("MW") of electric generating capacity in operation and under construction). CECI has an aggregate net ownership interest of 354 MW of electric generating capacity in power production facilities in the United States, having an aggregate net capacity of 571 MW. All of these facilities are managed and operated by CECI and are principally located in California. In addition to the electricity sales revenue earned from its net ownership position in such facilities, CECI receives significant fee and royalty income from operating such plants and managing production from the geothermal reservoirs for such facilities. CECI and KDG have an aggregate net ownership interest of 409 MW and 74 MW, respectively, of electric generating capacity in three geothermal power projects in the Philippines; the projects have an aggregate net capacity of 500 MW; the projects are financed and under construction. CECI is also developing eight additional projects with executed or awarded power sales contracts in the Philippines, Indonesia, and the United States. CECI and KDG have an approximate potential net ownership interest of 935 MW and 328 MW, respectively, in these development projects; the projects have an aggregate net capacity of 1,589 MW of potential electric generating capacity.

     Kiewit Energy Company ("KEC"), a Company subsidiary, owns 22% (10.6 million shares, including 1.5 million shares purchased in February 1995) of the outstanding common stock of CECI. CECI common stock is traded on the New York, Pacific, and London Stock Exchanges. KEC has options to purchase 5.8 million common shares, at exercise prices below the current market price. In 1991, KEC purchased $50 million of CECI voting convertible preferred stock, on which dividends are payable in kind at an 8.125% rate. In March 1995, CECI exchanged the preferred stock for $64.85 million of nonvoting 9.5% convertible subordinated debentures. If its options were exercised and its debentures were converted, KEC would own approximately 34% of CECI's common stock. A 1991 agreement provides for three KEC representatives on the CECI board of directors and prohibits KEC from acquiring more than 49% of CECI's voting stock before March 1996. CECI has headquarters in Omaha, Nebraska.

     In 1993, KDG and KCG (together "Kiewit") and CECI signed a joint venture agreement concerning their international activities, which provides that if both Kiewit and CECI agree to participate in a project, they will share all development costs equally. Each of Kiewit and CECI will provide 50% of the equity required for financing a project developed by the joint venture and CECI will operate and manage such project. The agreement creates a joint development structure under which, on a project by project basis, CECI will be the development manager, managing partner and/or project operator, an equal equity participant with Kiewit and a preferred participant in the construction consortium and Kiewit will be an equal equity participant and the preferred turnkey construction contractor. The joint venture agreement may be terminated by either party on 15 days written notice, provided that such termination cannot affect the pre-existing contractual obligations of either party.


PKS INFORMATION SERVICES, INC.

     PKS Information Services, Inc. ("PKSIS") provides remote computing services, or "computer outsourcing", to large scale computing customers on a nationwide basis under long-term contracts. PKSIS provides its services to firms that desire to focus resources on their core businesses while avoiding the capital and overhead costs of operating their own computer centers. Voice and data telecommunications services and professional services practices are in place to support existing and prospective customers. In 1994, 67 percent of PKSIS' revenue was from external customers, and the remainder was from the Company and its subsidiaries. PKSIS' operations and computing equipment are located in a specially designed 89,000 square foot computer center in Omaha, Nebraska.


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

     Employees.   At the end of 1994, the Company and its
majority-owned subsidiaries employed approximately 14,000 people -- 7,100 in Construction, 2,000 in Mining, 4,400 in
Telecommunications, 200 in Information Services, and 200 in
Diversified and corporate positions.

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

ITEM 3.     LEGAL PROCEEDINGS.

     General.   The Company and its subsidiaries are parties to
many pending legal proceedings. Management believes that any resulting liabilities for legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition or results of operations.


     Environmental Proceedings.   In a large number of proceedings,
the Company, its subsidiaries, or their predecessors are among numerous defendants who may be "potentially responsible parties" liable for the cleanup of hazardous substances deposited in landfills or other sites. Management believes that any resulting liabilities for environmental legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition or results of operations.

     Whitney Litigation.   In 1974, a subsidiary of the Company
("Kiewit"), entered into a lease with Whitney Benefits, Inc., a Wyoming charitable corporation ("Whitney"). Whitney is the owner, and Kiewit is the lessee, of a coal deposit underlying a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In 1983, Kiewit and Whitney filed an action, now titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States, in the U.S. Court of Federal Claims ("Claims Court"), alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims Court ruled that a taking had occurred and awarded plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Claims Court and the U.S. Supreme Court denied certiorari. In February 1994, the Claims Court issued an opinion which provided that the $60 million judgment would bear interest compounded annually from 1977 until payment. Kiewit has calculated the interest for the 1977-1994 period to be $249 million. By agreement, Kiewit will receive 67.5 percent of any award and Whitney will receive the remainder. At year-end 1994, Kiewit and Whitney would be entitled to $209 million and $100 million, respectively. Any payments received by Kiewit will be the property of Peter Kiewit Sons' Co., a subsidiary of KDG.

     The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the 1977 value of the property. The government also filed a motion to reopen and set aside the 1989 judgment as void and to dismiss plaintiffs' complaint for lack of jurisdiction. In May 1994, the Claims Court entered an order denying both motions. The government appealed that order, as well as the order regarding compound interest. A hearing on these appeals was held on February 10, 1995. It is not presently known when these proceedings will be concluded, what amount Kiewit will ultimately receive, nor when payment will occur.

     MFS Litigation.   In March 1994, several former stockholders
of MFS Telecom filed a lawsuit against MFS, KDG, and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of MFS Telecom to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them, causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and have vigorously contested this lawsuit. Defendants expect that a trial will be held in summer 1995. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS's liabilities in accordance with the indemnification agreement. If the Spin-off is approved by the Company's Board of Directors and is consummated, KDG would remain obligated to satisfy these liabilities. If KDG does make payments as a result of this litigation, the Company's earnings and stockholders' equity will not immediately decline, because such payments will be recorded in the financial statements as an increase to the original purchase price of the MFS Telecom shares, resulting in goodwill which will be amortized against earnings in future periods.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

            EXECUTIVE OFFICERS OF THE REGISTRANT.

     The table below shows information as of March 31, 1995 about each executive officer of the Company, including his business experience during the past five years (1990-1995). The Company considers its executive officers to be its directors who are employed by the Company or one of its subsidiaries. The Company's directors and officers are elected annually and each was elected on June 4, 1994 to serve until his successor is elected and qualified or until his death, resignation or removal.

Name                  Business Experience (1990-1995)          Age

Walter Scott, Jr.     Chairman of the Board and President       63

William L. Grewcock   Vice Chairman                             69

Robert E. Julian      Executive Vice President-Chief Financial  55
                      Officer (since 1991); Vice President-
                      Chief Financial Officer (1990-1991);
                      Treasurer (1990-1993)

Kenneth E. Stinson    Executive Vice President (since 1991)     52
                      Vice President (1990-1991)

Richard Geary         Executive Vice President, KCG; President, 60
                      Kiewit Pacific Co.

Leonard W. Kearney    Vice President, KCG; President, Kiewit    54
                      Construction Company and Kiewit Western Co.


James Q. Crowe        Chairman and Chief Executive Officer      45
                      of MFS

Richard R. Jaros      Executive Vice President (since 1993);    43
                      Vice President (1990-1992); Chairman
                      (since 1993), President and CEO
                      (1992-1993) of CECI; Vice President,
                      KDG (1989-1990)

George B. Toll, Jr.   Executive Vice President, KCG (1994);     58
                      Vice President, Kiewit Pacific Co.
                      (1990-1994)

Richard W. Colf       Vice President, Kiewit Pacific Co.        51

Bruce E. Grewcock     President (since 1992), Sr. Vice          41
                      President (1991-1992), Vice President
                      (1989-1991), Kiewit Mining Group Inc.


                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     Market Information.   There is no established public trading
market for the Company's common stock. Under the Company's Restated Certificate of Incorporation effective January 1992, the Company now has three classes of common stock: Class B Construction & Mining Group Nonvoting Restricted Redeemable Convertible Exchangeable Common Stock ("Class B"), Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C"), and Class D Diversified Group Convertible Exchangeable Common Stock ("Class D"). New Class B and Class C shares can be issued only to Company employees and can be resold only to the Company at a formula price based on the year-end book value of the Construction & Mining Group. The Company is generally required to repurchase Class B and Class C shares for cash upon stockholder demand. Class D shares have a formula price based on the year-end book value of the Diversified Group. The Company must generally repurchase Class D shares for cash upon stockholder demand at the formula price, unless the Class D shares become publicly traded. Although almost all of the Class D shares are owned by employees and former employees, such shares are not subject to ownership or transfer restrictions.

     The formula price of the Class D Stock is based on the book value of Kiewit Diversified Group Inc.("KDG") and its subsidiaries, plus one-half of the book value, on a stand-alone basis, of the parent company, Peter Kiewit Sons', Inc. ("PKS"). The formula price of the Class B and Class C Stock is based on the combined book value of Kiewit Mining Group Inc. ("KMG") and Kiewit Construction Group Inc. ("KCG") and their subsidiaries, plus one-half of the book value of the unconsolidated PKS. A significant element of the latter formula price is the subtraction of the book value of property, plant and equipment used in construction activities ($92 million in 1994). A significant annual intercompany transaction reduces the value of the Class D Stock and increases the value of the Class B and Class C Stock. The primary assets of the Company's mining segment are coal mining leases and long-term coal contracts owned by Kiewit Coal Properties, Inc. ("KCP"), a subsidiary of KDG. However, the coal mining properties are managed and operated by KMG. KCP paid mine management fees of $29 million to KMG in 1994.

     Dividends.   During 1993 and 1994 the Company declared the
following dividends on its common stock:

     Dividends.   During 1993 and 1994 the Company declared the
following dividends on its common stock:

     Date Declared        Date Paid     Dividend Per Share   Class
     March 19, 1993       May 1, 1993           0.30          B&C
     March 19, 1993       May 1, 1993           0.35           D
     March 19, 1993       June 1, 1993          0.15           D
     October 29, 1993     January 6, 1994       0.40          B&C
     April 22, 1994       May 1, 1994           0.45          B&C
     October 21, 1994     January 5, 1995       0.45          B&C

The Board of Directors announced in August 1993 that the Company did not intend to pay dividends on Class D shares in the foreseeable future.

     Stockholders.   On March 31, 1995, the Company had the
following number of stockholders for each class of its common stock: Class B--4, Class C--1129, and Class D--1536.

ITEM 6.  SELECTED FINANCIAL DATA.



                        PETER KIEWIT SONS', INC.
                 SELECTED CONSOLIDATED FINANCIAL DATA


The Selected Financial Data of Peter Kiewit Sons', Inc. ("PKS"), the Kiewit Construction & Mining Group ("B&C Stock") and the Kiewit Diversified Group ("D Stock") appear below and on the next five pages. The consolidated data of PKS are presented below with the exception of per common share data which is presented in the Selected Financial Data of the respective groups.



(dollars in millions,                   Fiscal Year Ended
  except per share amounts)   1994    1993    1992    1991    1990
__________________________________________________________________

Results of Operations:

  Revenue (1)              $ 2,991 $ 2,191 $ 2,027 $ 2,086 $ 1,917
  Earnings from
    continuing operations
    before cumulative
    effect of change
    in accounting
    principle (2)              110     261     150      49     108
  Net earnings (2)             110     261     181     441      80

Financial Position:

  Total assets (1)           4,504   3,634   2,549   2,632   2,966
  Current portion
    of long-term debt (1)       33      15       3      15      31
  Long-term debt, less
    current portion (1)        908     462      30     110     269
  Stockholders' equity (3)   1,736   1,671   1,458   1,396   1,185
___________________________________________________________________

                        PETER KIEWIT SONS', INC.
                 SELECTED CONSOLIDATED FINANCIAL DATA
                             (continued)



  (1) In October 1993, the Company acquired 35% of the outstanding shares of C-TEC Corporation that have 57% of the available voting rights. In December 1994, the Company increased its ownership to 49% and 58%, respectively.

       In January 1994, MFS Communications Company, Inc. ("MFS"), issued $500 million of 9.375% Senior Discount Notes.

  (2) In 1993, through two public offerings, the Company sold 29% of its subsidiary, MFS, resulting in a $137 million after-tax gain. In 1994, additional MFS stock transactions resulted in a $35 million after-tax gain to the Company and reduced its ownership in MFS to 67%.

  (3)  The aggregate redemption value of common stock at December
       31, 1994 was $1.6 billion.
































                  KIEWIT CONSTRUCTION & MINING GROUP
                        SELECTED FINANCIAL DATA



The following selected financial data for each of the years in the period 1990 to 1994 have been derived from audited financial statements. The historical financial information for the Kiewit Construction & Mining and Kiewit Diversified Groups supplements the consolidated financial information of PKS and, taken together, includes all accounts which comprise the corresponding consolidated financial information of PKS.



(dollars in millions,                   Fiscal Year Ended
  except per share amounts)   1994    1993    1992    1991    1990
__________________________________________________________________

Results of Operations:

  Revenue                  $ 2,175 $ 1,783 $ 1,675 $ 1,834 $ 1,671
  Earnings before
    cumulative effect
    of change in
    accounting principle        77      80      69      23      57
  Net earnings                  77      80      82      23      57

Per Common Share (1):

  Earnings before
    cumulative effect
    of change in
    accounting principle      4.92    4.63    3.79    1.12    2.47
  Net earnings                4.92    4.63    4.48    1.12    2.47
  Dividends (2)               0.90    0.70    0.70    0.30    0.25
  Stock price (3)            25.55   22.35   18.70   14.40   10.35
  Book value                 31.39   27.43   23.31   19.25   14.99

Financial Position:

  Total assets                 967     889     862     849     762
  Current portion of
    long-term debt               3       4       2       7      15
  Long-term debt, less
    current portion              9      10      12      13      14
  Stockholders' equity (4)     505     480     437     400     350
  Formula value (3)            411     391     351     299     249
__________________________________________________________________

                        PETER KIEWIT SONS', INC.

                  KIEWIT CONSTRUCTION & MINING GROUP
                        SELECTED FINANCIAL DATA
                               (continued)


  (1) In connection with the January 8, 1992 reorganization, each share of previous Class B and Class C Stock was exchanged for one share of new Class B&C Stock and one share of new Class D Stock. Therefore, for purposes of computing Class B&C Stock per share data, the number of shares for years 1990 and 1991 are assumed to be the same as the corresponding number of shares of previous Class B and Class C Stock. Fully diluted earnings per share have not been presented because it is not materially different from earnings per share.

  (2) The 1994, 1993 and 1992 dividends include $.45, $.40 and $.30 for dividends declared in 1994, 1993 and 1992, respectively, but paid in January of the subsequent year. Years 1990 and 1991 reflect dividends paid by PKS on its previous Class B and Class C Stock that have been attributed to Kiewit Construction & Mining Group and Kiewit Diversified Group based upon the relative formula values of each group which were determined at the end of each preceding year. Accordingly, the dividends may bear no relationship to the dividends that would have been declared by the Board in such years had the new Class B&C Stock and the Class D Stock been outstanding.

  (3) Pursuant to the Restated Certificate of Incorporation, the stock price and formula value calculations are computed annually at the end of the fiscal year.

  (4) Ownership of the Class B&C Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the stock. PKS is generally committed to purchase all Class B&C Stock at the amount computed, when put to PKS by a stockholder, pursuant to the Restated Certificate of Incorporation. The aggregate redemption value of the B&C Stock at December 31, 1994 was $411 million.

                        PETER KIEWIT SONS', INC.

                        KIEWIT DIVERSIFIED GROUP
                        SELECTED FINANCIAL DATA



The following selected financial data for each of the years in the period 1990 to 1994 have been derived from audited financial statements. The historical financial information for the Kiewit Diversified and Kiewit Construction & Mining Groups supplements the consolidated financial information of PKS and, taken together, includes all accounts which comprise the corresponding consolidated financial information of PKS.



(dollars in millions                    Fiscal Year Ended
  except per share amounts)   1994    1993    1992    1991    1990
__________________________________________________________________

Results of Operations:

  Revenue (1)                $ 821   $ 408   $ 352   $ 252   $ 246
  Earnings from continuing
    operations before
    cumulative effect of
    change in accounting
    principle (2)               33     181      81      26      51
  Net earnings (2)              33     181      99     418      23

Per Common Share (3):

  Earnings from continuing
    operations before
    cumulative effect of
    change in accounting
    principle                 1.63    9.08    4.00    1.26    2.20
  Net earnings                1.63    9.08    4.92   20.30    1.03
  Dividends (4)                  -    0.50    1.95    0.70    0.70
  Stock price (5)            60.25   59.40   50.65   47.85   35.00
  Book value                 60.36   59.52   50.75   47.93   35.75

Financial Position:

  Total assets (1)           3,549   2,759   1,709   1,801   2,204
  Current portion of
    long-term debt (1)          30      11       1       8      16
  Long-term debt,
    less current
    portion (1)                899     452      18      97     255
  Stockholders' equity (6)   1,231   1,191   1,021     996     835
  Formula value (5)          1,231   1,191   1,021     996     835
__________________________________________________________________
                        PETER KIEWIT SONS', INC.

                        KIEWIT DIVERSIFIED GROUP
                        SELECTED FINANCIAL DATA
                              (continued)

  (1) In October 1993, the Group acquired 35% of the outstanding shares of C-TEC Corporation that have 57% of the available voting rights. In December 1994, the Group increased its ownership to 49% and 58%, respectively.

       In January, 1994, MFS Communications Company, Inc. ("MFS"), issued $500 million of 9.375% Senior Discount Notes.

  (2) In 1993, through two public offerings, the Group sold 29% of MFS Communications Company, Inc., resulting in a $137 million after-tax gain. In 1994, additional MFS stock transactions resulted in a $35 million after-tax gain to the Group and reduced its ownership in MFS to 67%.

  (3) In connection with the January 8, 1992 reorganization, each share of previous Class B and Class C Stock was exchanged for one share of new Class B&C Stock and one share of new Class D Stock. Therefore, for purposes of computing Class D Stock per share data, the number of shares for years 1990 and 1991 are assumed to be the same as the corresponding number of shares of previous Class B and Class C Stock. Fully diluted earnings per share have not been presented because it is not materially different from earnings per share.

  (4) The 1992 dividends include $.35 for dividends declared in 1992 but paid January, 1993. Years 1990 and 1991 reflect dividends paid by PKS on its previous Class B and Class C Stock that have been attributed to Kiewit Diversified Group and Kiewit Construction & Mining Group based upon the relative formula values of each group which were determined at the end of each preceding year. Accordingly, the dividends may bear no relationship to the dividends that would have been declared by the Board in such years had the new Class D Stock and the new Class B&C Stock been outstanding.

  (5) Pursuant to the Restated Certificate of Incorporation, the stock price and formula value calculations are computed annually at the end of the fiscal year.

  (6) Unless Class D Stock becomes publically traded, PKS is generally committed to purchase all Class D Stock at the amount computed, in accordance with the Restated Certificate of Incorporation, when put to PKS by a stockholder. The aggregate redemption value of the Class D Stock at December 31, 1994 was $1.2 billion.

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

     Revenue from each of the Company's business segments was (in millions):
                              1994           1993           1992
                            ________       ________       ________

Construction                $ 2,143        $ 1,757        $ 1,659
Mining                          246            230            246
Telecommunications              578            189            109
Other Operations                 24             15             13
                            _______        _______        _______
                            $ 2,991        $ 2,191        $ 2,027
                            =======        =======        =======
General
_______

     Additional financial information about the Company's industry segments, including operating earnings, identifiable assets, capital expenditures and depreciation, depletion and amortization, as well as geographic information, is contained in Note 18 to the Company's consolidated financial statements.

               Results of Operations 1994 vs. 1993
               ___________________________________

Construction
____________

     Construction revenue increased by $386 million or 22% in 1994. The Company's share of joint venture revenue also rose 22% in 1994 and accounted for 24% of total construction revenue in 1994 and 1993. Several large contracts awarded in 1992 and early 1993 contributed to the overall increase in revenues, the largest of which was the San Joaquin Toll Road Joint Venture ("San Joaquin"). Also contributing to the increase were revenues generated from the APAC acquisition. Contract backlog at December 31, 1994 was $2.2 billion, of which 16% is attributable to foreign operations, principally, Canada and the Philippines. Projects on the west coast account for 40% of the total backlog, $333 million pertaining to San Joaquin. San Joaquin is scheduled for completion in 1997.


                    PETER KIEWIT SONS', INC.

        Results of Operations 1994 vs. 1993 (continued)
        _______________________________________________

Construction (continued)
________________________

     Direct costs associated with construction contracts increased $404 million or 26% to $2.0 billion in 1994. Costs as a percentage of revenue were approximately 92% and 89% for 1994 and 1993.

     In 1994, the margins were adversely affected by cost overruns and a more competitive market environment. A $20 million reduction of reserves previously established for the Denmark tunnel project favorably impacted 1993 margins.

Mining
______

     Mining revenue increased $16 million or 7% in 1994. This increase is primarily due to an increase in spot sales. Mining gross profits were 46% in 1994 and 47% in 1993.

     Alternate source coal sales by Black Butte and Decker in 1994 were consistent with 1993. Alternate source coal consists of coal purchased from unaffiliated mines located in the Powder River Basin area of Wyoming and from a mine in which the Company has a 50% interest. In 1994, alternate source coal sales accounted for 30% of revenues and 47% of gross profits compared to 31% and 51% in 1993.

     See "Legal Proceedings" with respect to the Whitney Benefits case.

Telecommunications
__________________

     In 1994 telecommunications revenues increased 205% from 1993. MFS and C-TEC each generated 50% of the revenues and were responsible for 38% and 62% of the increase.

     Telecommunications services revenue for MFS increased 227% from $70 million in 1993 to $229 million in 1994. Over 70% of the increase relates to the acquisition of Centex, RealCom and Cylix during 1994. The remaining increase resulted from additional market penetration in all other telecommunication services.






                    PETER KIEWIT SONS', INC.

        Results of Operations 1994 vs. 1993 (continued)
        _______________________________________________

Telecommunications (continued)
_____________________________

     MFS' network systems integration services group refocused its attention in 1994 to the design and construction of MFS' own networks. The completion of the Iowa project and increased emphasis on affiliated work contributed to a decline in third party revenues to $58 million in 1994 from $71 million in 1993. Had the group been allowed to recognize the MFS network construction revenues, total revenues would have been $156 million and $116 million in 1994 and 1993.

    C-TEC generated revenues for the Company of $291 million and $48 million in 1994 and 1993. The 1993 figures represent activity from the acquisition date. C-TEC's Telephone group, Cable group and Long Distance group had revenues of $122 million, $95 million and $30 million in 1994. The cellular group, sold in 1994, and communications services group generated the balance.

    Telecommunications cost of revenue increased 202% in 1994. Of the total increase in costs, MFS accounted for 59% of the increase and incurred 64% of the costs while C-TEC accounted for 41% of the increase and incurred 36% of the total costs.

     Costs associated with the MFS' telecommunications revenues totaled $294 million and $80 million in 1994 and 1993. In addition to the acquisitions, higher costs associated with the expansion of Intelenet, Datanet and international businesses and the direct costs associated with operating additional networks were responsible for the increase. Also contributing to the increase was additional depreciation of the MFS' networks and the amortization of goodwill resulting from the acquisitions.

     Network systems integration services operating expenses decreased from $55 million in 1993 to $48 million in 1994. The change is primarily due to a decrease in the level of services provided to third parties, particularly the State of Iowa.

     The cost of revenue for C-TEC included in the Company's results was $189 million and $42 million in 1994 and 1993. The costs in 1994 are primarily attributable to the Telephone group - $57 million, the Cable group - $71 million and the Long Distance group - $23 million.






                    PETER KIEWIT SONS', INC.

        Results of Operations 1994 vs. 1993 (continued)
        _______________________________________________

General and Administrative Expenses
___________________________________

     General and administrative expenses in 1994 exceeded those of 1993 by 61%. The telecommunications segment generated the majority of the increase with C-TEC and MFS accounting for 63% and 37% of the increase.

     The inclusion of a full year of operations is responsible for C-TEC's increase. Overall, C-TEC's general and administrative expenses remained fairly consistent in 1994. The increase in MFS is primarily due to their acquisitions in 1994 and higher costs associated with expanding the domestic and international operations. MFS expects to incur significant expenses in 1995 to further develop its integrated, single source telecommunications, high speed data communications and international services.

Gain on Subsidiary's Stock Issuances, net
________________________________________

     In 1994, the Company settled a contingent purchase price adjustment resulting from MFS' 1990 purchase of Chicago Fiber Optic Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at market prices, as payment of the obligation. This transaction, along with the MFS issuance of stock for the Cylix and RealCom acquisitions and MFS employee stock options, resulted in a $54 million pre-tax gain to the Company. Deferred taxes have been provided on these gains.

Investment Income, net
______________________

     The improvement in investment income is directly attributable to a decline of $37 million in losses from the sale and writedown of derivative and other securities, and a $15 million increase in interest income. Partially offsetting these items was the recognition of $4 million of developmental expenses associated with the international energy projects being jointly developed by the Company and CECI.









                    PETER KIEWIT SONS', INC.

        Results of Operations 1994 vs. 1993 (continued)
        _______________________________________________

Interest Expense, net
_____________________

     Interest expense increased significantly in 1994. The interest associated with the debt issuance by MFS in early 1994, $41 million, net of capitalized interest, and the interest on the debt recorded in the C-TEC acquisition, $33 million, are primarily responsible for the increase.

Other, net
__________

     Debt prepayment penalties incurred by C-TEC ($6 million) are primarily responsible for the decline.

Income Taxes
____________

     The effective income tax rate for earning from continuing operations is 31% in 1994 and 30% in 1993. Unutilized tax benefits due to net operating losses incurred by MFS were primarily offset by adjustments to prior year tax provisions. Dividend exclusions and mineral depletion deductions contributed to the lower overall effective rate.

                Results of Operations 1993 vs. 1992
                ___________________________________

Construction
____________

     Construction revenue increased by $98 million or 6% in 1993. The Company's share of joint venture revenue rose by 60% and accounted for 24% of total construction revenue for the period as compared to 16% for 1992. Several large contracts awarded in 1992 and early 1993 contributed to the overall increase. The increase in joint venture revenue was partially offset by a small decrease in sole contract revenue due to a decrease in the average size of sole contracts awarded. Contract backlog at December 31, 1993 was $2.1 billion, of which 6% was attributable to foreign operations, principally, Canada. Projects on the west coast comprised 50% of the total backlog of which San Joaquin accounted for $435 million.


     Direct costs associated with construction contracts increased $66 million or 4% to $1.6 billion in 1993. The increase is net of a $20 million reduction in reserves previously established for the non-sponsored Denmark tunnel project. The overall rise in costs is directly attributable to the increase in volume. Costs as
                    PETER KIEWIT SONS', INC.

        Results of Operations 1993 vs. 1992 (continued)
        _______________________________________________

Construction (continued)
_______________________

a percentage of revenue, excluding the reduction in reserves, approximated 90% and 91% for 1993 and 1992, respectively.

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

Mining
_______

     Mining revenue decreased 6.5% in 1993. The renegotiation of the agreements with Commonwealth Edison Company ("Commonwealth"), ceased sales of undivided interests in coal reserves. Such sales accounted for approximately $40 million or 16% of the total mining revenue recognized in 1992. The absence of the sale of undivided interests to Commonwealth in 1993, was partially offset by a $9 million increase in precious metal sales, a rise in tonnage shipped and an approximate $4 increase in the average price per ton of coal shipped. The sales of precious metals increased in 1993 due to improved market conditions.

     Alternate source coal sales by the Black Butte mine produced the increase in the average price per ton of coal shipped. Alternate source coal consists of coal purchased from two unaffiliated mines located in the Powder River Basin area of Wyoming and from a mine in which the Company has a 50% interest. The purchased coal is sold to Commonwealth under terms of the renegotiated agreements. Alternate source coal sales in 1993 comprised 31% of 1993 mining revenue.

     The gross margin on mining revenue increased to 47% in 1993 from 43% in 1992. Alternate source coal sales, which result in larger margins than mined coal, led to the increase.








                        PETER KIEWIT SONS', INC.

            Results of Operations 1993 vs. 1992 (continued)
            _______________________________________________

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

     MFS telecommunications operating expenses increased from $48 million to $80 million in 1993, a 67% increase. The increase reflects operating costs associated with MFS Datanet and MFS Intelenet services and higher costs associated with the new and expanded networks. Increased depreciation of existing networks accounted for nearly 41% of the increase.
                        PETER KIEWIT SONS', INC.

            Results of Operations 1993 vs. 1992 (continued)
            _______________________________________________

Telecommunications (continued)
_____________________________

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

     Progress on the network systems integration project for the State of Iowa was delayed in June and July 1993 by significant rainfall and flooding. The additional costs resulting from the floods did not materially impact the Company's telecommunications operations.

General and Administrative Expenses
___________________________________

     Selling and administrative expenses increased 12% or $21 million in 1993. Costs incurred in developing MFS Datanet and MFS Intelenet account for a large portion of the increase. Increased legal costs, primarily reserves established for environmental matters (see "Legal Proceedings"), also contributed to the increase.

Gain on Subsidiary's Stock Issuances, net
_________________________________________

     In May 1993, MFS sold 12.7 million shares of common stock to the public at an initial offering price of $20 per share for $233 million, net of certain transaction costs. An additional 4.6 million shares were sold to the public on September 15, 1993 at a price of $50 per share for $218 million, net of certain transaction costs. These transactions reduced the Company's ownership interest in MFS to 71% at December 31, 1993. Substantially all of the net proceeds from the offerings funded MFS' growth. Prior to the initial public offering, MFS was a wholly-owned subsidiary of the Company.

     As a result of the above transactions, the Company recognized a pre-tax gain of $211 million representing the increase in the Company's equity in the underlying net assets of MFS. Deferred income taxes have been provided on this gain.

                        PETER KIEWIT SONS', INC.

            Results of Operations 1993 vs. 1992 (continued)
            _______________________________________________

Investment Income, net
______________________

     Investment income decreased from $98 million in 1992 to $26 million in 1993, a decrease of 73%. The decline primarily relates to a $40 million increase in realized losses and permanent valuation adjustments on marketable securities, including certain derivative securities. Interest income declined by $20 million due to lower interest rates and to a change in portfolio mix. Dividend income decreased by $10 million due to dividends accrued in 1992 on an investment in United States Can Company preferred stock redeemed in March of 1993. Slight increases in equity earnings and miscellaneous income partially offset the declines noted above.

Interest Expense
________________

     Interest expense increased by $3 million or 27% in 1993. The increase is due to the C-TEC debt assumed in the acquisition. Interest on C-TEC debt during the last two months approximated $6 million. The extinguishment of significant debt in 1992 partially offset C-TEC interest.

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

                       PETER KIEWIT SONS', INC.

                Financial Condition - December 31, 1994
                _______________________________________

The Company's working capital decreased $63 million or 5% during 1994. For the year, the Company generated $165 million of cash from operating activities, a decrease of 42% from 1993.

Cash used in investing activities includes $513 million of capital expenditures (71% for MFS networks), $207 for MFS acquisitions, $47 million for the purchase of APAC, $29 million for the purchase of CECI stock and $49 million in deferred development costs. Partially offsetting these uses were $182 million of proceeds from the sale of C-TEC's cellular properties and $158 million of net proceeds from marketable securities activity.

Net financing activities generated $431 million during 1994, the majority of which related to MFS and C-TEC. MFS' debt issuance resulted in net proceeds of approximately $482 million and C-TEC borrowings, primarily for refinancing, totalled $148 million. C-TEC also raised $217 million, $153 from PKS, in a December rights offering. Long-term debt paid off by C-TEC totalled $284 million.

In addition to the C-TEC and MFS activities described below, the Company anticipates investing between $45 and $85 million annually in its construction and mining businesses, making significant investments in its energy businesses - including its joint venture agreement with California Energy covering international power project development activities - and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchases of common stock. The Company's current financial condition should be sufficient for these cash requirements and future investing activities.

The funds generated from the rights issuance and the cellular sale enabled C-TEC to fund the Megacable acquisition, pursue the Twin County and Buffalo Valley purchases, prepay certain indebtedness and meet its current working capital requirements. C-TEC intends to utilize its available cash balance to develop full service networks using certain existing cable and telephone systems, and pursue additional acquisitions, joint ventures or similar strategic investments in the telecommunications industry.

MFS requires significant capital to fund future building expansion and acquisition of communications networks in major metropolitan areas. As part of a 3-5 year $1 billion expansion plan announced in 1993, MFS intends to invest up to $400 million for network construction & equipment purchases in 1995.



                       PETER KIEWIT SONS', INC.

         Financial Condition - December 31, 1994 (continued)
         ___________________________________________________

To continue the funding of the 1993 expansion plan, MFS expects to finalize arrangements for a $250 million secured revolving credit facility ("Credit Facility") with a syndicate of commercial banks in the second quarter of 1995. MFS anticipates that the Credit Facility, together with cash on hand and internally generated funds, will be sufficient to fund its anticipated operating losses, working capital needs and the remaining capital spending requirements necessary to complete its expansion. MFS may, however, obtain vendor financing as an alternative to utilization of all or a portion of the Credit Facility.

MFS intends to issue approximately $250 million on mandatorily convertible preferred stock in the second quarter of 1995 to provide the capital necessary to fund certain opportunities arising from recent regulatory, legislative, and competitive developments. MFS will continue to consider other opportunities to sell equity or debt securities in the public or private markets to maintain the financial flexibility to react to opportunities while cost-effectively funding the capital investments required to implement its expansion plan.

MFS, from time to time, evaluates acquisitions in pursuit of its business strategy, either as an alternative to constructing networks or introducing services that complement existing and/or planned services. Such acquisitions may be significant in size and could use a substantial portion of MFS available cash. As discussed above, MFS may fund future activity through additional debt or equity financing.

MFS has also had discussions with other communications entities concerning the establishment of possible strategic relationships, including transactions involving acquisitions, combinations and equity investments in MFS or one of its subsidiaries. MFS intends to consider appropriate opportunities to establish strategic relationships.

The Company's management has asked the Internal Revenue Service to issue a ruling (the "Ruling") that would permit the Company to make a tax-free distribution of its entire ownership interest in MFS to the Company's Class D stockholders (the "Spin-off"). The Company's management intends to propose a plan (the "Plan") to implement the Spin-off to the Company's Board of Directors during the second quarter of 1995. If the Board of Directors approves the Plan, and the Internal Revenue Service issues the Ruling, the Company could complete the Spin-off as early as the third quarter of 1995.

The Spin-off might not occur. For example, the Company might not receive the Ruling or the Board might not adopt the plan. In
                       PETER KIEWIT SONS', INC.

         Financial Condition - December 31, 1994 (continued)
         ___________________________________________________

addition, the issuance of the MFS Preferred Stock necessary to obtain the Ruling (as described below), would require a favorable vote from a majority of the minority common stockholders of MFS, other than KDG, present and voting in person or by proxy at a special MFS stockholders meeting. If the favorable vote is not received, MFS would not be able to issue the MFS preferred stock and the Company would not be able to complete the spin-off.
Also, the spin-off is subject to receipt of certain other approvals, some of which might not be received. Finally, if the Company's Board of Directors adopts the plan, it would reserve the right to abandon, defer or modify the spin-off at any time.

MFS has agreed in principle to issue KDG a special class of high-vote convertible preferred stock (the "MFS Preferred Stock") designed to permit the Company to satisfy certain requirements for receiving the Ruling. MFS would issue the Preferred Stock to the Company in exchange for the transfer by the Company to MFS of approximately 3.0-3.5 million of the shares of MFS common stock currently held by the Company. The Company anticipates that the MFS Preferred Stock (i) would have a face value of approximately $15-25 million, (ii) would be convertible into MFS common stock at any time after the first anniversary of the date the MFS Preferred Stock is issued, (iii) would have dividend rate and a conversion premium determined by market conditions at the time that the MFS Preferred Stock is issued, (iv) would be redeemable at par six years after the date of issuance, and (v) would be non transferable for six years after the date of issuance except under certain limited circumstances. At the option of MFS, dividends on the MFS Preferred Stock could be paid either in cash or in shares of MFS Common Stock. Each share of MFS Preferred Stock would have approximately five votes per share in any election of MFS directors. If the Spin-off occurs, the Company would distribute to Class D stockholders both the MFS Preferred Stock and all of the common stock of MFS then held by the Company. If the Spin-off does not occur, MFS would not issue the MFS Preferred Stock to the Company.

The Plan would provide for an exchange offer (the "Exchange Offer") by the Company for Class C Stock, to be completed before the Spin-off. Under an Exchange Offer, the Company would offer to exchange Class D Stock for some or all of its outstanding Class C Stock on terms similar to those upon which Class C Stock can be converted into Class D Stock during the annual conversion period provided in the Company's Certificate of Incorporation. As a result, Class C Stockholders wanting to convert Class C Stock to Class D Stock would not be disadvantaged if the Spin-off were to be completed before the next conversion permitted by the Certificate of Incorporation. If an Exchange Offer could not be
                       PETER KIEWIT SONS', INC.

         Financial Condition - December 31, 1994 (continued)
         ___________________________________________________

completed prior to the next conversion under the Certificate of Incorporation, the Company probably would defer any Spin-off until the first quarter of 1996.
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

     The information required by Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 10, 1995. However, certain information is set forth under the caption "Executive Officers of the Registrant" following Item 4 above.

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

     (b) No Form 8-K was filed during the fourth quarter of 1994.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1995.

                                 PETER KIEWIT SONS', INC.

                                 By: /s/ R. E. Julian
                                 Robert E. Julian
                                 Executive Vice President -
                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1995.

/s/ Walter Scott, Jr.              Chairman of the Board
Walter Scott, Jr.                  and President (principal
                                   executive officer)

/s/ R. E. Julian                   Director, Executive Vice
Robert E. Julian                   President-Chief Financial
                                   Officer (principal financial
                                   officer)

/s/ Eric J. Mortensen              Controller
Eric J. Mortensen                  (principal accounting officer)

/s/ Richard W. Colf
Richard W. Colf, Director          Charles M. Harper, Director

/s/ James Q. Crowe                 /s/ Richard R. Jaros
James Q. Crowe, Director           Richard R. Jaros, Director

                                   /s/ Leonard W. Kearney
Robert B. Daugherty, Director      Leonard W. Kearney, Director

/s/ Richard Geary
Richard Geary, Director            Peter Kiewit, Jr., Director

/s/ Bruce E. Grewcock              /s/ Kenneth E. Stinson
Bruce E. Grewcock, Director        Kenneth E. Stinson, Director

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


                               LIST OF SUBSIDIARIES*
                                        OF
                             PETER KIEWIT SONS', INC.
                                DECEMBER 31, 1994

Peter Kiewit Sons', Inc. (Delaware)
     Kiewit Construction Group Inc. (Delaware)
          Kiewit Pacific Co. (Delaware)
     Kiewit Mining Group Inc. (Delaware)
     Kiewit Diversified Group Inc. (Delaware)
          Continental Holdings Inc. (Wyoming)
               CCC Canada Holding, Inc. (Delaware)
               Continental Kiewit Inc. (Delaware)
          Kiewit Energy Group Inc.
               Kiewit Coal Properties Inc. (Delaware)
                    Black Butte Coal Company (50%) (joint venture) Decker Coal Company (50%) (joint venture)
               Kiewit Energy Company (Delaware)
                    California Energy Company, Inc.(34%) (Delaware) MFS Communications Company, Inc. (67%) (Delaware)
               MFS Datanet, Inc. (Delaware)
               MFS Intelenet, Inc. (Delaware)
                    Centex Telemanagement, Inc. (Delaware)
               MFS International, Inc. (Delaware)
               MFS Telecom, Inc. (Delaware)
          RCN Corporation (90%)(Delaware)
               RCN Holdings, Inc. (Delaware)
               C-TEC Corporation (49%)(Pennsylvania)
                    Commonwealth Telephone Company
                    (Pennsylvania)
* Only "significant" subsidiaries as defined in Rule 1-02 of Regulation S-X are listed.

                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

   Index to Financial Statements and Financial Statement Schedules




                                                             Pages
                                                             _____

Report of Independent Accountants

Consolidated Financial Statements as of December 31,
  1994 and December 25, 1993 and for the three years ended December 31, 1994:

  Consolidated Statements of Earnings
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Changes in
    Stockholders' Equity
  Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule for the three years ended December 31, 1994:

II--Valuation and Qualifying Accounts and Reserves
_________________________________________________________________

Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

               REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

We have audited the consolidated financial statements and the financial statement schedule of Peter Kiewit Sons', Inc. and Subsidiaries as listed in the index on the preceding page of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peter Kiewit Sons', Inc. and Subsidiaries as of December 31, 1994 and December 25, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for income taxes in 1992, and its method of accounting for certain investments in debt and equity securities in 1993.



                                  COOPERS & LYBRAND L.L.P




Omaha, Nebraska
March 20, 1995

              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                 Consolidated Statements of Earnings
            For the three years ended December 31, 1994


(dollars in millions)                 1994        1993        1992
__________________________________________________________________

Revenue                           $  2,991    $  2,191    $  2,027
Cost of Revenue                     (2,650)     (1,876)     (1,746)
                                  ________     ________    ________
                                       341         315         281
General and Administrative
  Expenses                            (311)       (193)       (172)
                                  ________    ________    ________

Operating Earnings                      30         122         109

Other Income (Expense):
  Gain on Subsidiary's Stock
    Transactions, net                   54         211           -
  Investment Income, net                67          26          98
  Interest Expense, net                (79)        (14)        (11)
  Other, net                            15          24          23
                                  ________    ________    ________
                                        57         247         110
                                  ________    ________    ________

Earnings from Continuing
  Operations Before Income
  Taxes, Minority Interest
  and Cumulative Effect of
  Change in Accounting
  Principle                             87         369         219

Provision for Income Taxes             (27)       (111)        (69)

Minority Interest in Loss
  of Subsidiaries                       50           3           -
                                  ________    ________    ________

Earnings from Continuing
  Operations Before
  Cumulative Effect of
  Change in Accounting
  Principle                            110         261         150

Cumulative Effect of
  Change in Accounting
  Principle                              -           -          12
                                  ________    ________    ________
Earnings from Continuing
  Operations                           110         261         162
              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                 Consolidated Statements of Earnings
            For the three years ended December 31, 1994
                          (continued)


(dollars in millions)                 1994        1993        1992
__________________________________________________________________


Discontinued Operations:
  Earnings from discontinued
    operations net of income tax
    of $- in 1992                        -           -           1

  Gain on disposal of discontinued
    operations net of income tax
    benefit of $19 in 1992               -           -          18
                                  ________     _______     _______
Net Earnings                      $    110     $   261     $   181
                                  ========     =======     =======

__________________________________________________________________
See accompanying notes to consolidated financial statements.
              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                 Consolidated Statements of Earnings
             For the three years ended December 31, 1994
                           (continued)

(dollars in millions,
  except per share data)                 1994       1993      1992
__________________________________________________________________

Earnings Attributable to Class
  B&C Stock:
    Earnings Before Cumulative
      Effect of Change in Accounting
      Principle                         $  77    $   80    $   69
    Cumulative Effect of Change in
      Accounting Principle                  -         -        13
                                        _____    ______    ______
  Net Earnings                          $  77    $   80    $   82
                                        =====    ======    ======

Earnings Attributable to Class
  D Stock:
    Earnings from Continuing
      Operations Before Cumulative
      Effect of Change in Accounting
      Principle                         $  33    $  181    $   81
    Cumulative Effect of Change in
      Accounting Principle                  -         -        (1)
                                        _____    ______    ______

    Earnings from Continuing
      Operations                           33       181        80

    Discontinued Operations:
      Earnings                              -         -         1
      Gain on Disposal                      -         -        18
                                        _____    ______    ______
  Net Earnings                          $  33    $  181    $   99
                                        =====    ======    ======

Earnings Per Common and Common
  Equivalent Share:
    Class B&C:
      Earnings Before Cumulative
        Effect of Change in
        Accounting Principle            $ 4.92   $ 4.63    $ 3.79
      Cumulative Effect of Change in
        Accounting Principle                 -        -       .69
                                        ______   ______    ______
    Net Earnings                        $ 4.92   $ 4.63    $ 4.48
                                        ======   ======    ======

              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                 Consolidated Statements of Earnings
             For the three years ended December 31, 1994
                           (continued)

(dollars in millions,
  except per share data)                 1994       1993      1992
__________________________________________________________________

   Class D:
     Continuing Operations:
       Earnings from Continuing
         Operations Before Cumulative
         Effect of Change in
         Accounting Principle           $ 1.63   $ 9.08    $ 4.00
       Cumulative Effect of Change
         in Accounting Principle             -        -      (.05)
                                        ______   ______    ______
     Earnings from Continuing
       Operations                         1.63     9.08      3.95

     Discontinued Operations:
       Earnings                              -        -       .04
       Gain on Disposal                      -        -       .93
                                        ______   ______    ______
   Net Earnings                         $ 1.63   $ 9.08    $ 4.92
                                        ======   ======    ======
_________________________________________________________________
See accompanying notes to consolidated financial statements.
              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets
               December 31, 1994 and December 25, 1993


(dollars in millions)                             1994        1993
__________________________________________________________________

Assets

Current Assets:
  Cash and cash equivalents                    $   400     $   296
  Marketable securities                            910       1,082
  Receivables, less allowance of $9 and $7         414         291
  Note receivable from sale of discontinued
    operations                                      29           5
  Costs and earnings in excess of billings
    on uncompleted contracts                       126          79
  Investment in construction joint ventures         69          81
  Deferred income taxes                             74          66
  Other                                             93          54
                                               _______     _______
Total Current Assets                             2,115       1,954

Property, Plant and Equipment, at cost:
 Land                                               30          29
 Buildings                                         206         200
 Equipment                                       1,739       1,251
                                               _______     _______
                                                1,975        1,480
 Less accumulated depreciation and
   amortization                                   (731)       (636)
                                               _______     _______
Net Property, Plant and Equipment                1,244         844

Note Receivable from Sale of
 Discontinued Operations                             -          29

Investments                                        298         288

Intangible Assets, net                             749         427

Other Assets                                        98          92
                                               _______     _______
                                               $ 4,504     $ 3,634
                                               =======     =======
__________________________________________________________________
See accompanying notes to consolidated financial statements.

              PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
               December 31, 1994 and December 25, 1993

(dollars in millions, except share data)          1994        1993
__________________________________________________________________

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                              $  344     $   260
  Current portion of long-term debt:
    Telecommunications                              26           7
    Other                                            7           8
  Accrued costs and billings in excess of
    revenue on uncompleted contracts               143         107
  Accrued insurance costs                           75          67
  Other                                            218         140
                                                 _____     _______
Total Current Liabilities                          813         589

Long-Term Debt, less current portion:
  Telecommunications                               827         420
  Other                                             81          42

Deferred Income Taxes                              302         335

Retirement Benefits                                 67          71

Accrued Reclamation Costs                          103          99

Other Liabilities                                  127         109

Minority Interest                                  448         298

Stockholders' Equity:
  Preferred stock, no par value, authorized
    250,000 shares: no shares outstanding in
    1994 and 1993                                    -           -
  Common stock, $.0625 par value, $1.6 billion
    aggregate redemption value:
    Class B, authorized 8,000,000 shares:
      1,000,400 outstanding in 1994 and
      1,180,400 outstanding in 1993                  -           -
    Class C, authorized 125,000,000 shares:
      15,087,028 outstanding in 1994 and
      16,316,070 outstanding in 1993                 1           1
    Class D, authorized 50,000,000 shares:
      20,391,568 outstanding in 1994 and
      20,010,696 outstanding in 1993                 1           1

              PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
               December 31, 1994 and December 25, 1993

(dollars in millions, except share data)          1994        1993
__________________________________________________________________

  Additional paid-in capital                       182         164
  Foreign currency adjustment                       (7)         (3)
  Net unrealized holding gain(loss)                 (8)          9
  Retained earnings                              1,567       1,499
                                               _______     _______
Total Stockholders' Equity                       1,736       1,671
                                               _______     _______
                                               $ 4,504     $ 3,634
                                               =======     =======
__________________________________________________________________
See accompanying notes to consolidated financial statements.

              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows
             For the three years ended December 31, 1994

(dollars in millions)                 1994        1993        1992
__________________________________________________________________
Cash flows from operations:

  Earnings from continuing
    operations                      $  110      $  261      $  162
  Adjustments to reconcile
    earnings from continuing
    operations to net cash
    provided by continuing
    operations:
      Cumulative effect of change
        in accounting principle          -            -        (12)
      Depreciation, depletion and
        amortization                   217           99         86
      (Gain) loss on sale of
        property, plant and
        equipment, and other
        investments                      5           23        (18)
       Gain on sale of
         subsidiary's stock            (54)        (211)         -
       Noncash interest expense         40            -          -
       Minority interest in losses     (50)          (3)         -
       Decline in market value of
         investments                     -           21         12
       Retirement benefits paid         (6)         (17)        (8)
       Deferred income taxes           (42)          49         (4)
       Change in working capital items:
         Receivables                   (49)           9        (16)
         Other current assets          (67)         (48)        18
         Payables                       42           47        (12)
         Other liabilities              19           13        (33)
       Other                             -           43         25
                                   _______      _______    _______
Net cash provided by continuing
  operations                           165          286        200

Cash flows from investing
  activities:

    Proceeds from sales and
      maturities of marketable
      securities                     1,876        4,927      6,542
    Purchases of marketable
      securities                    (1,718)      (5,231)    (6,629)
    Acquisitions, excluding cash
      acquired                        (254)        (146)         -
    Proceeds from sale of
      cellular properties              182            -          -
              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows
             For the three years ended December 31, 1994
                            (continued)


(dollars in millions)                 1994        1993        1992
__________________________________________________________________

    Proceeds from sale of property,
     plant and equipment, and
     other investments                  20           38         31
    Capital expenditures              (513)        (192)      (129)
    Investments in affiliates          (34)         (14)       (42)
    Acquisition of minority
      interest                          (6)          (2)       (27)
    Deferred development costs
      and other                        (49)         (35)         6
                                   _______      _______    _______
  Net cash used in investing
    activities                        (496)        (655)      (248)

              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows
             For the three years ended December 31, 1994
                           (continued)



(dollars in millions)                 1994        1993        1992
__________________________________________________________________

Cash flows from financing
  activities:

  Long-term debt borrowings            693          21           3
  Payments on long-term debt,
    including current portion         (309)         (8)        (98)
  Net change in short-term
    borrowings                           -         (80)         80
  Issuances of common stock             21          24          24
  Issuances of subsidiaries' stock      70         458           -
  Repurchases of common stock          (31)        (54)        (85)
  Dividends paid                       (13)        (27)        (40)
  Other                                  -           -          (1)
                                   _______     _______     _______
Net cash provided by (used in)
  financing activities                 431         334        (117)

Cash flows from discontinued
  packaging operations:

   Proceeds from sales of
     discontinued packaging
     operations                          5         110         163
   Other cash provided by
    (used in) discontinued
    packaging operations                 -          20         (34)
                                   _______     _______     _______
Net cash provided by
  discontinued packaging
  operations                             5        130          129

Effect of exchange rates
  on cash                               (1)        (2)         (4)
                                  _______     _______     _______
Net increase (decrease) in
  cash and cash equivalents           104          93         (40)
Cash and cash equivalents at
  beginning of year                   296          203         243
                                  _______      _______     _______

Cash and cash equivalents at
  end of year                     $   400      $   296     $   203
                                  =======      =======     =======
              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows
             For the three years ended December 31, 1994
                           (continued)

(dollars in millions)                 1994        1993        1992
__________________________________________________________________

Supplemental disclosure of cash
  flow information for continuing
  and discontinued operations:

    Taxes                             $ 115    $    83    $    183
    Interest                             41          7          14

Noncash investing activities:
  Issuance of MFS stock for
    acquisitions                      $  71    $     -    $      -

  MFS stock transactions to
    settle contingent purchase
    price adjustment                     25          -           -

__________________________________________________________________
See accompanying notes to consolidated financial statements.

           PETER KIEWIT SONS', INC. AND SUBSIDIARIES

   Consolidated Statements of Changes in Stockholders' Equity
           For the three years ended December 31, 1994
                         (dollars in millions)

            Class  Class                                 Net
            B & C      D  Additional     Foreign  Unrealized
           Common Common     Paid-in    Currency    Holding  Retained
            Stock  Stock     Capital  Adjustment  Gain(Loss) Earnings  Total
_____________________________________________________________________________

Balance at
  December
  28, 1991   $  1  $   1      $  128        $  9        $  -  $1,257 $ 1,396

Issuances
  of stock      -      -          24           -           -       -      24

Repurchases
  of stock      -      -          (7)          -           -     (78)   (85)

Foreign
  currency
  adjustment    -      -           -          (6)          -       -    (6)

Net earnings    -      -           -           -           -     181   181

Dividends:(a)
  Class B&C
    ($.70 per
    common
    share)      -      -           -          -            -     (13)  (13)

  Class D
    ($1.95
    per
    common
    share)      -      -           -          -            -     (39)  (39)

Balance at
  December ____   ____      _____       ____         ____   _____   _______
  26, 1992 $  1   $  1      $ 145       $  3         $  -   $ 1,308 $ 1,458


_____________________________________________________________________________

             PETER KIEWIT SONS', INC. AND SUBSIDIARIES

   Consolidated Statements of Changes in Stockholders' Equity
           For the three years ended December 31, 1994
                       (dollars in millions)
                             (continued)


            Class  Class                                 Net
            B & C      D  Additional     Foreign  Unrealized
           Common Common     Paid-in    Currency     Holding Retained
            Stock  Stock     Capital  Adjustment  Gain(Loss) Earnings  Total
_____________________________________________________________________________

Balance at
  December
  26, 1992  $  1  $   1      $  145        $  3        $  -  $1,308  $ 1,458

Issuances
  of stock     -      -          24           -           -       -       24

Repurchases
  of stock     -      -          (5)          -           -     (49)    (54)

Foreign
  currency
  adjustment   -      -           -          (6)          -       -     (6)

Net
  unrealized
  holding
  gain         -      -           -           -           9       -      9

Net earnings   -      -           -           -           -     261    261

Dividends:(b)
  Class B&C
  ($.70 per
  common
  share)       -      -           -           -            -    (11)  (11)

  Class D
  ($.50 per
  common
  share)       -      -           -           -            -    (10)  (10)

Balance at
 December  ____    ____       _____       ____         ____  _______ _______
  25, 1993 $  1    $  1       $ 164       $ (3)        $  9  $ 1,499 $ 1,671
____________________________________________________________________________

              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity
              For the three years ended December 31, 1994
                          (dollars in millions)
                                (continued)


            Class  Class                                 Net
            B & C      D  Additional     Foreign  Unrealized
           Common Common     Paid-in    Currency     Holding Retained
            Stock  Stock     Capital  Adjustment  Gain(Loss) Earnings Total
____________________________________________________________________________

Balance at
  December
  25, 1993  $  1  $   1      $  164        $ (3)       $  9  $1,499 $ 1,671

Issuances
  of stock     -      -          21            -           -      -      21

Repurchases
  of stock     -      -          (3)          -           -     (28)   (31)

Foreign
  currency
  adjustment   -      -           -          (4)          -       -    (4)

Net change in
  unrealized
  holding
  gain (loss)  -      -           -           -         (17)      -   (17)

Net earnings   -      -           -           -           -     110   110

Dividends:(c)
  Class B&C
  ($.90 per
  common
  share)       -      -           -          -            -     (14)  (14)

Balance at
  December  ____   ____       _____       ____         ____  _______ _______
  31, 1994  $  1   $  1       $ 182       $ (7)        $ (8) $ 1,567 $ 1,736
            ====   ====       =====       ====         ====  ======= =======
_____________________________________________________________________________

              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity
              For the three years ended December 31, 1994
                          (dollars in millions)
                                (continued)



(a)  Includes $.30 and $.35 per share for dividends on Class B&C
     Stock and Class D Stock, respectively, declared in 1992 but paid in January 1993.

(b) Includes $.40 per share for dividends on Class B&C Stock declared in 1993 but paid in January 1994.

(c)  Includes $.45 per share for dividends on Class B&C Stock declared in 1994 but paid in January 1995.
_________________________________________________________________
See accompanying notes to consolidated financial statements.
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
     __________________________________________

     Principles of Consolidation
     ___________________________

     The consolidated financial statements include the accounts of Peter Kiewit Sons', Inc. and subsidiaries in which it owns more than 50% of the voting stock ("PKS" or "the Company"), which are engaged in enterprises primarily related to construction, mining, telecommunications and data management services. See Note 2 with respect to discontinued packaging operations. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated. Investments in other companies in which the Company exercises significant influence over operating and financial policies and construction joint ventures are accounted for by the equity method. The Company accounts for its share of the operations of the construction joint ventures on a pro rata basis in the consolidated statements of earnings.

     Construction Contracts
     ______________________

     The Company operates generally within North America as a general contractor and engages in various types of construction projects for both public and private owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. Most public contracts are subject to termination at the election of the government. In the event of termination, the Company is entitled to receive the contract price on completed work and reimbursement of termination related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

     The Company recognizes revenue on long-term construction contracts and joint ventures on the percentage-of-completion method based upon engineering estimates of the work performed on individual contracts. Provisions for losses are recognized on uncompleted contracts when they become known. Claims for additional revenue are recognized in the period when allowed. Assets and liabilities arising from construction activities, the operating cycle of which extends over several years, are classified as current in the financial statements. A one-year
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (1) Summary of Accounting Policies (continued)
     __________________________________________

     time period is used as the basis for classification of all other current assets and liabilities.

     Coal Sales Contracts
     ____________________

     The Company and its mining ventures have entered into various agreements with its customers which stipulate delivery and payment terms for the sale of coal. Prior to 1993, one of the primary customers deferred receipt of certain commitments by purchasing undivided fractional interests in coal reserves of the Company and the mining ventures. Under the arrangements, revenue was recognized when cash was received. The agreements with this customer were renegotiated in 1992. In accordance with the renegotiated agreements, there were no sales of interests in coal reserves subsequent to January 1, 1993. The Company has the obligation to deliver the coal reserves to the customer in the future if the customer exercises its option. If the option is exercised, the Company presently intends to deliver coal from unaffiliated mines and a mine in which the Company has a 50% interest. In the opinion of management, the Company has sufficient coal reserves to cover the above sales commitments.

     The Company's coal sales contracts are with several electric utility and industrial companies. In the event that these customers do not fulfill contractual responsibilities, the Company would pursue the available legal remedies.

     Telecommunications Revenues
     ___________________________

     MFS Communications Company, Inc. ("MFS") provides a variety of telecommunications services through a number of subsidiaries. MFS Telecom, Inc. provides dedicated circuits for critical telecommunications needs of large business
     and government customers.   MFS Intelenet, Inc. provides
     a single source integrated local and long distance telecommunications services and facilities management, primarily for medium and small businesses. MFS Network Technologies Inc. designs, engineers, develops and installs telecommunications networks and systems and also provides facilities management services. MFS recognizes revenue on telecommunications services in the month the related service is provided. Network systems integration revenue is recognized on the percentage-of-completion method of accounting.
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (1) Summary of Accounting Policies (continued)
     __________________________________________

     Telecommunications Revenues (continued)
     ______________________________________

     C-TEC Corporation's ("C-TEC"), most significant operating groups are its local telephone service and cable system operations. C-TEC's telephone network access revenues are derived from net access charges, toll rates and settlement arrangements for traffic that originates or terminates within C-TEC's local telephone company. Revenues from basic and premium cable programming services are recorded in the month the service is provided.

     Concentration of credit risk with respect to accounts receivable are limited due to the dispersion of customer base among different industries and geographic areas and remedies provided by terms of contracts and statutes.

     Depreciation and Amortization
     _____________________________

     Property, plant and equipment are recorded at cost.
     Depreciation and amortization for the majority of the Company's property, plant and equipment are computed on accelerated and straight-line methods. Depletion of mineral properties is provided primarily on a units-of-extraction basis determined in relation to estimated reserves.

     In accordance with industry practice, certain telephone plant owned by C-TEC valued at $232 million is depreciated based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. When property is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation.

     Intangible Assets
     _________________

     Intangible assets consist of amounts allocated upon purchase of existing operations and development costs. These assets are amortized on a straight-line basis over the expected period of benefit, which does not exceed 40 years.






                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (1) Summary of Accounting Policies (continued)
     __________________________________________

     Intangible Assets (continued)
     _____________________________

     The Company reviews the carrying amount of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
     Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the goodwill to the net carrying value of the goodwill.

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


                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (1) Summary of Accounting Policies (continued)
     __________________________________________

     Subsidiary Stock Sales and Issuances
     ____________________________________

     The Company recognizes gains and losses from the sales and issuances of stock by its subsidiaries.

     Earnings Per Share
     __________________

     Primary earnings per share of common stock have been computed using the weighted average number of shares outstanding during each year. Fully diluted earnings per share have not been presented because it is not materially different from primary earnings per share. The number of shares used in computing earnings per share was as follows:

                                1994        1993        1992
                             __________  __________  __________

     Class B&C               15,697,724  17,290,971  18,262,680
     Class D                 20,438,806  19,941,885  20,126,768

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

     Income Taxes
     ____________

     In 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial and tax basis for assets and liabilities using enacted tax rates in effect for the year

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (1) Summary of Accounting Policies (continued)
     __________________________________________

     Income Taxes (continued)
     _______________________

     in which the differences are expected to reverse. In 1992, the Company recorded income of $12 million which represented the decrease in the net deferred tax liabilities as a result of the accounting change. This amount has been reflected in the consolidated statements of earnings as a cumulative effect of a change in accounting principle.

     Reclassifications
     _________________

     Where appropriate, items within the consolidated financial statements and notes thereto have been reclassified from previous years to conform to current year presentation.

     Fiscal Year
     ___________

     The Company's fiscal year ends on the last Saturday in December. There were 53 weeks in fiscal 1994 and 52 weeks in the fiscal years 1993 and 1992.

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

 (3) Acquisitions
     ____________

     During 1994 and 1993, the Company and its subsidiaries acquired the entities described below. The Company has accounted for the transactions as purchases and consolidated the operating results since the acquisition dates. Purchase prices in excess of the fair market values
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (3) Acquisitions (continued)
     ________________________

     of net assets acquired have been recorded as goodwill.

     On February 28, 1994, the Company acquired APAC-Arizona, Inc. ("APAC"), a contracting and construction materials business, from Ashland Oil Company, Inc. for $47 million. APAC's operations have been integrated into various construction subsidiaries. APAC's 1993 and 1994 operating results prior to the acquisition were not significant relative to the Company's results.

     The $17 million of goodwill from the APAC acquisition is being amortized on a straight-line basis over 20 years.

     On May 18, 1994, MFS acquired Centex Telemanagement, Inc.
     ("Centex") for $273 million, comprised of $202 million cash and $71 million of assumed liabilities. Centex provides telecommunications management services for small and medium-sized businesses. Centex operations have been integrated into MFS' subsidiary MFS Intelenet.

     On November 1, 1994, MFS acquired Cylix Communications
     Corporation ("Cylix") for $14 million, comprised of $2 million cash, $6 million MFS stock and $6 million of assumed liabilities. Cylix's data communications services provide connectivity from IBM compatible hosts to remote sites.
     Cylix operations have been integrated into MFS' subsidiary MFS
     Datanet.

     On November 14, 1994, MFS acquired RealCom Office Communications, Inc. ("RealCom") for $90 million, comprised of $7 million cash, $53 million MFS stock and $30 million of assumed liabilities. RealCom, a provider of telecommunications services, including long distance, equipment and outsourcing, has been integrated into MFS Intelenet.

     Goodwill of $188 resulting from the above MFS purchases is being amortized on a straight-line basis over a 40 year life.

     In October of 1993, the Company acquired 35% and 57%
     of C-TEC's outstanding shares and voting rights for $208 million. In September of 1994, C-TEC sold certain cellular businesses for approximately $190 million. At that time, the Company reallocated the original purchase price, assigning the cellular businesses a fair value equal to C-TEC's sale proceeds. The cellular results of

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (3) Acquisitions (continued)
     ________________________

     operations for the period prior to the sale have been consolidated and are insignificant to the Company's operating results.

     In December of 1994, through its participation in the C-TEC rights offering ($153 million), the Company increased its ownership in C-TEC to 49% and 58% of the outstanding shares and voting rights. The difference between the investment and the increase in the Company's proportionate share of C-TEC's equity has been recorded as goodwill.

     The $177 million of goodwill from the C-TEC purchases is being amortized on a straight-line basis over lives of 30-40 years.

     The following unaudited pro forma information shows the results of the Company as though the C-TEC acquisition occurred at the beginning of 1992 and the MFS acquisitions occurred at the beginning of 1993. These results include certain adjustments, primarily increased amortization, and do not necessarily indicate future results, nor the results of historical operations had the acquisitions actually occurred on the assumed dates.

     (in millions, except per share data)

                               1994            1993           1992
                              _______        _______        _______

     Revenue                  $ 3,126        $ 2,686        $ 2,284
     Net Earnings                  93            227            175
     Earnings Per Share
       of Class D Stock          0.78           7.37           4.63

 (4) Gain on Subsidiary's Stock Transactions, net
     ____________________________________________

     In May 1993, MFS sold 12.7 million shares of common stock to the public at an initial offering price of $20 per share for $233 million, net of certain transaction costs. An additional
     4.6 million shares were sold to the public in September 1993, at a price of $50 per share for $218 million, net of certain transaction costs. Substantially all of the net proceeds from the offerings funded MFS' growth.



                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(4)  Gain on Subsidiary's Stock Transactions, net (continued)
     _______________________________________________________

     In 1994, the Company settled a contingent purchase price adjustment resulting from MFS' 1990 purchase of Chicago Fiber Optic Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at current market prices, as payment of the obligation.

     The above transactions, along with the Cylix, RealCom and other MFS transactions (including issuances for employee stock options), reduced the Company's ownership in MFS to 67% and 71% at the end of 1994 and 1993. As a result, the Company recognized gains of $54 million and $211 million in 1994 and 1993 representing the increase in its proportionate share of MFS equity. Deferred income taxes have been provided on these gains. The outside ownership interest has been included in minority interest.

 (5) Disposal of Packaging Businesses
     ________________________________

     In July 1992, the Company sold its equity investment in a plastics joint venture to Ball Corporation for $7 million. No significant gain or loss was recognized as a result of this transaction. The gain on disposal of discontinued operations in 1992 resulted from a $19 million adjustment to prior year tax estimates and an $8 million sales adjustment payment, net of tax, and a $1 million accrual, net of tax, relating to additional sales proceeds from the 1990 sale of Continental PET Technologies, Inc. This gain was partially offset by miscellaneous sales adjustments related to the 1991 and 1990 sales of certain discontinued packaging operations.

 (6) Disclosures about Fair Value of Financial Instruments
     _____________________________________________________

     The following methods and assumptions were used to determine classification and fair values of financial instruments:

     Cash and Cash Equivalents
     _________________________

     Cash equivalents generally consist of highly liquid instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value.



                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (6) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

     Marketable Securities and Non-current Investments
     _________________________________________________

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

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (6) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

     The following summarizes the cost, unrealized holding gains and losses, and estimated fair values of marketable securities and non-current investments at December 31, 1994 and December 25, 1993.
                                   Unrealized   Unrealized
                        Amortized     Holding      Holding    Fair
     1994                    Cost       Gains       Losses   Value
     ____               _________  __________   __________   _____

     Kiewit Mutual
       Fund:
         Short-term
           government     $   69          $ -          $  1  $  68

         Intermediate
           term bond         232            -             5    227

         Tax exempt           39            -             1     38

     Equity securities         4            -             1      3

     U.S. debt securities    322            -             3    319

     Federal agency
       securities             77            -             -     77

     Municipal
       debt securities        15            -             -     15

     Corporate debt
       securities            145            -             2    143

     Collateralized
       mortgage
       obligations             12            1             3     10

     Certificates of
       deposit                 10            -             -     10
                            _____          ___          ____  _____
                            $ 925          $ 1          $ 16  $ 910
                            =====          ===          ====  =====
     Non-current
       Investments:
         Equity
           securities       $  59          $ 5          $  2  $  62
                            =====          ===          ====  =====
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (6) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

                                  Unrealized   Unrealized
                        Amortized    Holding      Holding    Fair
                             Cost      Gains       Losses   Value
                        _________ __________   __________   _____
     1993
     ____
     Marketable
       Securities:
         Equity
           securities      $  79       $   2        $   2   $  79

         U.S. debt
           securities        536           -            -     536

         Municipal
           debt
           securities        136           1            -     137

         Foreign
           government
           debt
           securities         84           -            -      84

         Corporate debt
           securities        204           -            1     203

         Collateralized
           mortgage
           obligations        27           -            -      27

         Certificates
           of deposit         16           -            -      16
                          ______      ______       ______  ______
                          $1,082      $    3       $    3  $1,082
                          ======      ======       ======  ======
       Non-current
         Investments:
           Equity
             securities   $   80      $   13       $    -  $   93
                          ======      ======       ======  ======

     For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable securities were $2 million and $18 million, respectively, in 1994, and $31 million and $64 million in 1993.
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (6) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

     At December 31, 1994 the contractual maturities of the debt securities are as follows:

                                       Amortized Cost    Fair Value
                                       ______________    __________
     U.S. debt securities:
       less than 1 year                    $  297        $  294
       1-5 years                               25            25
                                           ______        ______
                                           $  322        $  319
                                           ======        ======

     Federal agency securities
       less than 1 year                    $   77        $   77
                                           ======        ======

     Municipal debt securities:
       1-5 years                           $   14        $   14
       5-10 years                               -             -
       over 10 years                            1             1
                                           ______        ______
                                           $   15        $   15
                                           ======        ======


     Corporate debt securities:
       less than 1 year                    $  117        $  116
       1-5 years                               23            22
       5-10 years                               1             1
       over 10 years                            4             4
                                           ______        ______
                                           $  145        $  143
                                           ======        ======

     Certificates of deposit:
       less than 1 year                    $    4        $    4
       1-5 years                                6             6
                                           ______        ______
                                           $   10        $   10
                                           ======        ======

     Maturities for the mutual fund and collateralized mortgage obligations have not been presented as they do not have a single maturity date.


                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (6) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

     Note Receivable from Sale of Discontinued Operations:
     ____________________________________________________

     The carrying amount approximates fair value due to the interest rate provided in the note.

     Long-term Debt:
     _______________

     The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities.

 (7) Retainage on Construction Contracts
     ___________________________________

     Marketable securities at December 31, 1994 and December 25, 1993 include approximately $61 million and $56 million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage.

     Receivables at December 31, 1994 and December 25, 1993 include approximately $48 million and $37 million of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

 (8) Investment in Construction Joint Ventures
     _________________________________________

     The Company has entered into a number of construction joint venture arrangements. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs.

                     PETER KIEWIT SONS', INC.

            Notes to Consolidated Financial Statements

 (8) Investment in Construction Joint Ventures (continued)
     ____________________________________________________

     Summary joint venture financial information follows:

     Financial Position (dollars in millions)   1994          1993
     _____________________________________________________________

     Total Joint Ventures

     Current assets                           $  563        $  563
     Other assets (principally
       construction equipment)                    50            71
                                              ______        ______
                                                 613           634
     Current liabilities                        (503)         (481)
                                              ______        ______
     Net assets                               $  110        $  153
                                              ======        ======
     Company's Share

     Equity in net assets                     $   67        $   80
     Receivable from joint ventures                2             1
                                              ______        ______
     Investment in construction joint
       ventures                               $   69        $   81
                                              ======        ======


     Operations (dollars in millions)   1994      1993        1992
     _____________________________________________________________

     Total Joint Ventures

     Revenue                         $ 1,034    $  906      $  575
     Costs                               937       841         522
                                     _______    ______      ______
       Operating income              $    97    $   65      $   53
                                     =======    ======      ======
     Company's Share

     Revenue                         $   523    $  430      $  269
     Costs                               473       372         243
                                     _______    ______      ______
       Operating income              $    50    $   58      $   26
                                     =======    ======      ======




                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (8) Investment in Construction Joint Ventures (continued)
     ____________________________________________________

     Management of the nonsponsored Denmark tunnel project completed a cost estimate in 1993 which indicated a favorable variance in the estimated costs of the project. As a result of this cost estimate and negotiations with the owner, the Company's management reduced reserves by $20 million which had been maintained to provide for the Company's share of estimated losses on the project. Based on 1994 estimates, management believes that the resolution of the uncertainties in completing the tunnel, primarily due to adverse soil conditions, should not materially affect the Company's financial position or results of operations.

 (9) Investments
     ___________

     During 1994, the Company purchased additional shares of California Energy Company, Inc. ("CECI") common stock for $29 million. These purchases, along with stock repurchases by CECI, increased the Company's ownership interest to 29%. The cumulative investment in common stock, accounted for on the equity method, totals $113 million, $62 million in excess of the Company's proportionate share of CECI's equity. The excess investment is being amortized over 20 years. Equity earnings, net of goodwill amortization were $5 million, $7 million and $4 million in 1994, 1993 and 1992. CECI common stock is traded on the New York Stock Exchange. On December 31, 1994, the market value of the Company's investment in CECI common stock was $140 million.

     In 1994, 1993 and 1992, the Company also recorded dividends in kind, of $5 million, $5 million and $4 million declared by CECI consisting of voting convertible preferred stock. The stock dividends brought the Company's total investment in convertible preferred stock to $64 million at December 31, 1994. On March 15, 1995, CECI exchanged the preferred stock for 9.5% Convertible Subordinated Debentures (the "Debentures").

     In addition to the Debentures, the Company has 5.8 million options to purchase additional CECI shares.

     In 1994, a $3 million purchase increased the Company's interest in an electrical contracting business to 42%. The cumulative investment in common stock, accounted for on the equity method, totals $24 million, $3 million in excess of the


                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (9) Investments (continued)
     _______________________

     Company's share of equity. The excess investment is being amortized over 5 years. The contracting business is not publicly traded and does not have a readily determinable market value. The Company is committed to acquire 80% ownership by 1997.

     Investments also include equity securities classified as non-current and carried at the fair value of $62 million.

(10) Intangible Assets
     _________________

     Intangible assets consist of the following at December 31, 1994 and December 25, 1993 (dollars in millions):

                                                1994          1993
                                               _____         _____

     Goodwill                                  $ 483         $ 229
     Franchise and subscriber lists              145           107
     Licenses and right-of-way                    15            11
     Noncompete agreements                        15            22
     Deferred development costs                   65            35
     Toll road franchise costs                    75            40
     Deferred financing costs                     19             -
                                               _____         _____
                                                 817           444
     Less accumulated amortization               (68)          (17)
                                               _____         _____
                                               $ 749         $ 427
                                               =====         =====

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(11) Long-Term Debt and Unutilized Borrowing Arrangements
     ____________________________________________________

     At December 31, 1994 and December 25, 1993, long-term debt was as follows:

     (dollars in millions)                           1994     1993
     _____________________________________________________________

     Telecommunications:

     MFS Long-term Debt (with recourse only to MFS):

       9.375% Senior Discount Notes, Due 2004,
         with semi-annual interest payments
         1999-2004                                 $  549    $   -

       Notes Payable, Due 1995, (Prime plus 1.5%)     16        -

     C-TEC Long-term Debt (with recourse only to C-TEC):

       Credit Agreement - National Bank for
         Cooperatives (7.63% due 1999)                128        -

       Mortgage notes payable to the United
         States of America -

         Rural Telephone Bank
          5% - 6.05%                                   -        64
          6.5% - 7%                                    -        58

         Federal Financing Bank
          7.69% - 8.36%                                -        14

       Senior Secured Notes -

         9.65%, with annual principal payments
           1996 through 1999 (includes
           unamortized premium of $6 and $7
           based on imputed rate of 6.12%)          156       157

         9.52% (includes unamortized premium
           of $4 based on imputed rate of
           6.93%)                                     -       104

       Revolving Credit Agreements and Other          4        30
                                                  ______    ______
                                                     853       427

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(11) Long-Term Debt and Unutilized Borrowing Arrangements
     (continued)
     ____________________________________________________

     (dollars in millions)                           1994     1993
     _____________________________________________________________

     Other PKS Long-term Debt:
       6.5% to 11.1% Notes to former stockholders
         due 1995-2001                                  12      16
       6.25% to 10.5% Convertible debentures
         due 2000-2004                                   8       7
       Construction loans and other                     68      27
                                                   ______   ______
                                                       88       50
                                                   ______   ______
                                                      941      477
     Less current portion                             (33)     (15)
                                                   ______    _____
                                                   $  908    $ 462
                                                   ======    =====

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(11) Long-term Debt and Unutilized Borrowing Arrangements
     (continued)
     ____________________________________________________

     MFS issued the Senior Discount Notes ("Notes") in January of 1994. The Notes are accruing to the principal amount of $788 million through January 1999. Commencing July 15,
     1999 cash interest will be payable semi-annually.

     On or after January 15, 1999, the notes will be redeemable at the option of MFS, in whole or in part, as stipulated in the note agreement. In addition, under certain conditions related to a change in control, MFS may be required to repurchase all or any part of the notes as stipulated in the note agreement. The notes are senior unsecured obligations of MFS and are subordinated to all current and future indebtedness of MFS' subsidiaries, including trade payables. The notes contain certain covenants which, among other things, restrict MFS' ability to incur additional debt, create liens, enter into sale and leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates, and sell assets to or merge with another company.

     Notes payable consist of three notes assumed in 1994 MFS acquisitions. The notes accrue interest at prime plus 1.5% (10% at December 31, 1994) and mature in the first three months of 1995. The notes are collateralized by certain equipment of an MFS subsidiary.

     In March 1994, C-TEC's Telephone Group entered into a $135 million Credit Agreement with the National Bank for Cooperatives ("National"). The funds were used to prepay outstanding borrowings with the United States of America.

     The Senior Secured notes are collateralized by pledges of the stock of C-TEC's cable group. The notes contain restrictive covenants which require, among other things, specific debt to cash flow ratios.

     C-TEC's Revolving Credit agreements are collateralized by a pledge of the stock of C-TEC's cable group subsidiaries.








                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(11) Long-term Debt and Unutilized Borrowing Arrangements
     (continued)
     ____________________________________________________

     The convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. Debentures were converted into 12,594, 14,322 and 10,468 shares of Class C and Class D common stock in 1994, 1993 and 1992.

     At December 31, 1994, 309,654 shares of Class C common stock and 69,010 shares of Class D common stock are reserved for future conversions.

     Other PKS debt consists primarily of construction financing of a privately owned toll road which will be converted to term debt upon completion of the project.
     Variable interest rates on this debt ranged from 5% to 10% at December 31, 1994.

     The Company capitalized $7 million of interest in 1994.

     With the exception of MFS, the fair value of debt approximates the carrying amount. The MFS debt has a fair market value of $496 million at December 31, 1994.

     Scheduled maturities of long-term debt through 1999 are as follows (in millions): 1995 - $33; 1996 - $39; 1997 - $56
     1998 - $59 and $62 in 1999.

     The Company has the following unutilized borrowing arrangements at December 31, 1994:

     C-TEC's telephone group's agreement with National provides for an additional $7 million of borrowings. The agreement requires C-TEC to invest in Rural Telephone Bank stock for approximately 5% of the available amount.

     C-TEC's Revolving Credit agreements provide for an additional $22 million of borrowings collateralized by stock pledges from the cable group. The total commitments are reduced on a quarterly basis through maturity in September 1996.

     C-TEC also has an unused line of credit for $13 million under which unsecured borrowings may be made. Unused lines are cancelable at the option of the lenders.



                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(12) Income Taxes
     ____________

     An analysis of the provision for income taxes related to continuing operations before minority interest and cumulative effect of change in accounting principle for the three years ended December 31, 1994 follows:

     (dollars in millions)                  1994     1993     1992
     _____________________________________________________________

     Current:
       U.S. federal                        $  54    $  52    $  62
       Foreign                                10        2        5
       State                                   5        8        6
                                           _____    _____    _____
                                              69       62       73
     Deferred:
       U.S. federal                          (29)      51       (2)
       Foreign                                (5)      (1)      (4)
       State                                  (8)      (1)       2
                                           _____    _____    _____
                                             (42)      49       (4)
                                           _____    _____    _____
                                           $  27    $ 111    $  69
                                           =====    =====    =====

     The United States and foreign components of earnings, for tax reporting purposes, from continuing operations before minority interest, income taxes and cumulative effect of change in accounting principle follow:

     (dollars in millions)                  1994     1993     1992
     _____________________________________________________________

     United States                         $  71    $ 362    $ 215
     Foreign                                  16        7        4
                                           _____    _____    _____
                                           $  87    $ 369    $ 219
                                           =====    =====    =====










                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(12) Income Taxes (continued)
     _______________________

     A reconciliation of the actual provision for income taxes and the tax computed by applying the U.S. federal rate (35% in 1994 and 1993 and 34% in 1992) to the earnings from continuing operations before minority interest, income taxes and cumulative effect of change in accounting principle for the three years ended December 31, 1994 follows:

     (dollars in millions)                  1994     1993     1992
     _____________________________________________________________

     Computed tax at statutory rate        $  30    $ 129    $  74
     State income taxes                        3        4        5
     Depletion                                (4)      (4)      (4)
     Dividend exclusion                       (3)      (4)      (3)
     Tax exempt interest                      (4)       -        -
     Equity earnings                           -        -       (3)
     Prior year tax adjustments              (54)     (13)       -
     Unutilized tax benefits due to
       net operating loss of MFS              50        -        -
     Goodwill amortization                     4        -        -
     Other                                     5       (1)       -
                                           _____    _____    _____
                                           $  27    $ 111    $  69
                                           =====    =====    =====

     The Company files a consolidated federal income tax return including its domestic subsidiaries as allowed by the Internal Revenue Code. Possible taxes, beyond those provided, on remittances of undistributed earnings of foreign subsidiaries are not expected to be material.

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(12) Income Taxes (continued)
     _______________________

     The components of the net deferred tax liabilities for the years ended December 31, 1994 and December 25, 1993 were as follows:

     (dollars in millions)                           1994     1993
     _____________________________________________________________

     Deferred tax liabilities:
       Investments in joint ventures                $  69    $  78
       Investments in subsidiaries                    101       84
       Asset bases - accumulated depreciation         200      196
       Deferred coal sales                             11       26
       Other                                           32       34
                                                    _____    _____
     Total deferred tax liabilities                   413      418
                                                    _____    _____
     Deferred tax assets:
       Construction accounts                           12       16
       Insurance claims                                39       20
       Compensation - retirement benefits              21       22
       Provision for estimated expenses                10        8
       Net operating losses of subsidiaries            84       52
       Alternative minimum tax credits
         of subsidiary                                 13       11
       Other                                           58       37
       Valuation allowance                            (52)     (17)
                                                     _____   _____
     Total deferred tax assets                         185     149
                                                     _____   _____
     Net deferred tax liabilities                    $ 228   $ 269
                                                     =====   =====

     The Company's subsidiaries have federal income tax net operating loss carryforwards of approximately $225 million which begin to expire in 1997.











                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

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

     The Company's defined benefit pension plans cover primarily packaging employees who retired prior to the disposition of the packaging operations. The expense related to these plans was approximately $1 million in 1994, $7 million in 1993 and $1 million in 1992.

     C-TEC maintains a separate defined benefit plan for substantially all of its employees. The prepaid pension cost and income related to this plan is not significant at December 31, 1994 or at December 25, 1993.

     The Company also has a long-term incentive plan, consisting of stock appreciation rights, for certain employees. The expense related to this plan was $2 million, $3 million, and $6 million in 1994, 1993 and 1992.

     Substantially all employees of the Company, with the exception of stockholders and MFS and C-TEC employees, are covered under the Company's profit sharing plans. The expense related to these plans was $2 million, $2 million and $3 million in 1994, 1993 and 1992.

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

     The net periodic costs for health care benefits were $1 million in 1994 and $4 million in 1993 and 1992. The net periodic costs for life insurance benefits were $1 million, $2 million, and $2 million in 1994, 1993, and 1992. In all years, the costs related primarily to interest on accumulated benefits.
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(14) Postretirement Benefits (continued)
     ___________________________________

     The accrued postretirement benefit liability as of December
     31, 1994 was as follows:

                                            Health      Life
     (dollars in millions)                 Insurance  Insurance
     __________________________________________________________

     Retirees                                 $   31     $   15
     Fully eligible active plan
       participants                                -          -
     Other active plan participants                1          _
                                              ______     ______

     Total accumulated postretirement
       benefit obligation                         32         15
     Unrecognized prior service cost              21          1
     Unrecognized net loss                        (5)        (1)
                                              ______     ______
     Accrued postretirement benefit
       liability                              $   48     $   15
                                              ======     ======

     The unrecognized prior service cost resulted from certain modifications to the postretirement benefit plan which reduced the accumulated postretirement benefit obligation. The
     Company may make additional modifications in the future.

     A 7.7% increase in the cost of covered health care benefits was assumed for fiscal 1994. This rate is assumed to gradually decline to 6.2% in the year 2020 and remain at that level thereafter. A 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation ("APBO") by less than $1 million at year-end 1994. The weighted average discount rate used in determining the APBO was 8.0%.

(15) Stockholders' Equity
     ____________________

     Under the Company's Restated Certificate of Incorporation, effective January 8, 1992, the Company now has three classes of common stock: Class B Construction and Mining Group Nonvoting Restricted Redeemable Convertible exchangeable Common Stock ("Class B"), Class C Construction and Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C"), and Class D Diversified Group Convertible Exchangeable Common Stock ("Class D"). In connection with a
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(15) Stockholders' Equity (continued)
     _______________________________

     reclassification in January 1992, each "old" Class B share was exchanged for one "new" Class B share and one Class D share, and each "old" Class C share was exchanged for one "new" Class C share and one Class D share.

     New Class B and Class C shares can be issued only to Company employees and can be resold only to the Company at a formula price based on the book value of the Construction & Mining Group. The Company is generally required to repurchase Class B and Class C shares for cash upon stockholder demand. Class D shares have a formula price based on the book value of the Diversified Group. The Company must generally repurchase Class D shares for cash upon stockholder demand at the formula price, unless the Class D shares become publicly traded. Although almost all the Class D shares are owned by employees and former employees, such shares are not subject to ownership or transfer restrictions.

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

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(15) Stockholders' Equity (continued)
     _______________________________

     For the three years ended December 31, 1994, issuances and repurchases of common shares, including conversions, were as follows:
                                    Class B     Class C    Class D
                                     Common      Common     Common
                                      Stock       Stock      Stock
     _____________________________________________________________

     Shares issued in 1992                -   2,886,418  1,019,553
     Shares repurchased in 1992     137,000   4,765,161  1,693,353
     Shares issued in 1993                -   1,027,657    748,026
     Shares repurchased in 1993      76,600   2,217,122    841,808
     Shares issued in 1994                -   1,018,144    777,556
     Shares repurchased in 1994     180,000   2,247,186    396,684

(16) Investment Income, net
     ______________________

     Investment income includes interest income of $69 million, $54 million and $74 million in 1994, 1993 and 1992, gains and losses on the sales of securities, equity earnings and dividend income. Partially offsetting interest income was $16 million, $53 million and $14 million in losses on the sales of securities and the permanent writedown of certain derivative and other securities in 1994, 1993 and 1992.

(17) Other, net
     __________

     Other is primarily gains and losses on sales of property, plant and equipment and other assets. In 1994, 1993 and 1992 the net gain on the sales of these assets was $15 million, $12 million and $14 million. Also, included in 1994 was a $6 million loss on the early extinguishment of debt.

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(18) Industry and Geographic Data
     ____________________________

     The Company operates primarily in three reportable segments:
     construction, mining and telecommunications.

     A summary of the Company's operations by geographic area and industry follows:

     Geographic Data (dollars in millions)  1994     1993     1992
     _____________________________________________________________
     Revenue:
       United States                     $ 2,676  $ 1,942  $ 1,815
       Canada                                233      175      182
       Other                                  82       74       30
                                         _______  _______  _______
                                         $ 2,991  $ 2,191  $ 2,027
                                         =======  =======  =======
     Operating earnings:
       United States                     $    17  $    97  $   112
       Canada                                 14        3       (3)
       Other                                  (1)      22        -
                                         _______  _______  _______
                                         $    30  $   122  $   109
                                         =======  =======  =======

     Identifiable assets:
       United States                     $ 3,611  $ 2,628  $ 1,316
       Canada                                105       82       90
       Other areas                            27       29       21
       Corporate (1)                         761      895    1,122
                                         _______  _______  _______
                                         $ 4,504  $ 3,634  $ 2,549
                                         =======  =======  =======

 (1) Principally cash, cash equivalents, marketable securities, notes receivable from sales of discontinued operations and investments in all years.
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(18) Industry and Geographic Data (continued)
     ________________________________________

     Industry Data (dollars in millions)    1994     1993     1992
     _____________________________________________________________

     Revenue:
       Construction                      $ 2,143  $ 1,757  $ 1,659
       Mining                                246      230      246
       Telecommunications                    578      189      109
       Other                                  24       15       13
                                         _______  _______  _______
                                         $ 2,991  $ 2,191  $ 2,027
                                         =======  =======  =======
     Operating earnings:
       Construction                      $    55  $    85  $    57
       Mining                                106       98       96
       Telecommunications                   (109)     (24)     (11)
       Other                                 (22)     (37)     (33)
                                         _______  _______  _______
                                         $    30  $   122  $   109
                                         =======  =======  =======
     Identifiable assets:
       Construction                      $   895  $   816  $   852
       Mining                                162      167      175
       Telecommunications                  2,575    1,682      363
       Other                                 111       74       37
       Corporate (1)                         761      895    1,122
                                         _______  _______  _______
                                         $ 4,504  $ 3,634  $ 2,549
                                         =======  =======  =======
     Capital expenditures:
       Construction                      $    61  $    48  $    37
       Mining                                  3        5        8
       Telecommunications                    426      127       80
       Other                                  12        5        -
       Corporate                              11        7        4
                                         _______  _______  _______
                                         $   513  $   192  $   129
                                         =======  =======  =======

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(18) Industry and Geographic Data (continued)
     ________________________________________

     Industry Data (dollars in millions)    1994     1993     1992
     _____________________________________________________________

     Depreciation, depletion and
       amortization:

         Construction                      $   49   $   43  $   45
         Mining                                11       13      12
         Telecommunications                   149       35      21
         Other                                  6        6       6
         Corporate                              2        2       2
                                          _______   ______  ______
                                          $   217   $   99  $   86
                                          =======   ======  ======

 (1) Principally cash, cash equivalents, marketable securities, notes receivable from sales of discontinued operations and investments in all years.
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(19) Summarized Financial Information
     ________________________________

     Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS.
     The Construction & Mining Group contains the Company's traditional construction and materials operations performed by Kiewit Construction Group Inc. and certain mining services, performed by Kiewit Mining Group Inc. The Diversified Group contains coal mining properties owned by Kiewit Coal Properties Inc., communications companies owned by MFS and C-TEC, a data management services company, a minority interest in CECI and miscellaneous investments. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the groups.

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

     Construction & Mining Group:
                                           1994     1993     1992
     ____________________________________________________________

     Results of Operations:
       Revenue                          $ 2,175  $ 1,783  $ 1,675
                                        =======  =======  =======

       Earnings before cumulative
         effect of change in
         accounting principle           $    77  $    80  $    69
       Cumulative effect of change in
         accounting principle                 -        -       13
                                        _______  _______   ______
       Net Earnings                     $    77  $    80   $   82
                                        =======  =======   ======







                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(19) Summarized Financial Information (continued)
     ____________________________________________

     Earnings per Share:
       Earnings before cumulative
         effect  of change in
         accounting principle           $  4.92 $  4.63  $  3.79
       Cumulative effect of change in
         accounting principle                 -        -      .69
                                        _______  _______  _______

       Net Earnings                     $  4.92  $  4.63  $  4.48
                                        =======  =======  =======

     Financial Position:
       Working capital                  $   333  $   372  $   342
       Total assets                         967      889      862
       Long-term debt, less current
         portion                              9       10       12
       Stockholders' equity                 505      480      437

     Included within earnings before income taxes is mine service income from the Diversified Group of $19 million, after-tax, in 1994, 1993 and 1992.

     Diversified Group:
                                           1994     1993     1992
     ____________________________________________________________

     Results of Operations:
       Revenue                          $   821  $   408  $   352
                                        =======  =======  =======

       Earnings from continuing
         operations before cumulative
         effect of change in accounting
         principle                      $    33  $   181  $    81
       Cumulative effect of change in
         accounting principle                 -        -       (1)
       Discontinued operations                -        -       19
                                        _______  _______  _______
       Net Earnings                     $    33  $   181  $    99
                                        =======  =======  =======







                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(19) Summarized Financial Information (continued)
     ____________________________________________

     Earnings per Share:
       Earnings from continuing
         operations before cumulative
         effect of change in
         accounting principle           $  1.63  $  9.08   $ 4.00
       Cumulative effect of change in
         accounting principle                 -        -     (.05)
       Discontinued operations                -        -      .97
                                        _______  _______   ______
       Net Earnings                     $  1.63  $  9.08   $ 4.92
                                        =======  =======   ======
     Financial Position:
       Working capital                  $   969  $   993   $  796
       Total assets                       3,549    2,759    1,709
       Long-term debt, less current
         portion                            899      452       18
       Stockholders' equity               1,231    1,191    1,021

     Included within earnings from continuing operations before income taxes is mine management fees paid to the Kiewit
     Construction & Mining Group of $19 million, after-tax, in
     1994, 1993 and 1992.

(20) Other Matters
     _____________

     The Company's management has asked the Internal Revenue Service to issue a ruling (the "Ruling") that would permit the Company to make a tax-free distribution of its entire ownership interest in MFS to the Company's Class D stockholders (the "Spin-off"). The Company's management intends to propose a plan (the "Plan") to implement the Spin-off to the Company's Board of Directors during the second quarter of 1995. If the Board of Directors approves the Plan, and the Internal Revenue Service issues the Ruling, the Company could complete the Spin-off as early as the third quarter of 1995.

     The Spin-off might not occur. For example, the Company might not receive the Ruling or the Board might not adopt the plan. In addition, the issuance of the MFS Preferred Stock necessary to obtain the Ruling (as described below), would require a favorable vote from a majority of the minority common stockholders of MFS, other than KDG, present and voting in person or by proxy at a special MFS stockholders meeting. If the favorable vote is not received, MFS would not be able to issue the MFS preferred stock and the Company would not be
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(20) Other Matters (continued)
     _________________________

     able to complete the spin-off. Also, the spin-off is subject to receipt of certain other approvals, some of which might not be received. Finally, if the Company's Board of Directors adopts the plan, it would reserve the right to abandon, defer or modify the spin-off at any time.

     MFS has agreed in principle to issue KDG a special class of high-vote convertible preferred stock (the "MFS Preferred Stock") designed to permit the Company to satisfy certain requirements for receiving the Ruling. MFS would issue the Preferred Stock to the Company in exchange for the transfer by the Company to MFS of approximately 3.0-3.5 million of the shares of MFS common stock currently held by the Company. The Company anticipates that the MFS Preferred Stock (i) would have a face value of approximately $15-25 million, (ii) would be convertible into MFS common stock at any time after the first anniversary of the date the MFS Preferred Stock is issued, (iii) would have dividend rate and a conversion premium determined by market conditions at the time that the MFS Preferred Stock is issued, (iv) would be redeemable at par six years after the date of issuance, and (v) would be non transferable for six years after the date of issuance except under certain limited circumstances. At the option of MFS, dividends on the MFS Preferred Stock could be paid either in cash or in shares of MFS Common Stock. Each share of MFS Preferred Stock would have approximately five votes per share in any election of MFS directors. If the Spin-off occurs, the Company would distribute to Class D stockholders both the MFS Preferred Stock and all of the common stock of MFS then held by the Company. If the Spin-off does not occur, MFS would not issue the MFS Preferred Stock to the Company.

     The Plan would provide for an exchange offer (the "Exchange Offer") by the Company for Class C Stock, to be completed before the Spin-off. Under an Exchange Offer, the Company would offer to exchange Class D Stock for some or all of its outstanding Class C Stock on terms similar to those upon which Class C Stock can be converted into Class D Stock during the annual conversion period provided in the Company's Certificate of Incorporation. As a result, Class C Stockholders wanting to convert Class C Stock to Class D Stock would not be disadvantaged if the Spin-off were to be completed before the next conversion permitted by the Certificate of Incorporation.




                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(20) Other Matters (continued)
     _________________________

     If an Exchange Offer could not be completed prior to the next conversion under the Certificate of Incorporation, the Company probably would defer any Spin-off until the first quarter of 1996.

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

     In 1994, several former stockholders of an MFS subsidiary filed a lawsuit against MFS, Kiewit Diversified Group, Inc. ("KDG") and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that

     MFS fraudulently concealed material information about its plans from them, causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend
     to vigorously contest this lawsuit.   Defendants expect that
     a trial will be held in the summer of 1995. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement. If the spin-off is approved by the Company's Board of Directors and is consummated, KDG would remain obligated to satisfy these liabilities. Any settlement amount would be treated as an adjustment of the original purchase price and recorded as additional goodwill.

     It is customary in the Company's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(20) Other Matters (continued)
     _________________________

     Company in accordance with specified terms and conditions. As of December 31, 1994, the Company had outstanding letters of credit of approximately $124 million.

     A subsidiary of the Company, Continental Holdings Inc. remains contingently liable as a guarantor of $103 million of debt relating to various businesses which have been sold.

     The Company leases various buildings and equipment under both operating and capital leases. Minimum rental payments on buildings and equipment subject to noncancelable operating leases during the next 16 years aggregate $238 million.

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

     In February 1994, the Claims Court issued an opinion which provided that the $60 million judgement would bear interest compounded annually from 1977 until payment. Interest for the 1977-1994 period is $249 million. Kiewit and Whitney have agreed that Kiewit and Whitney will receive 67.5 and 32.5 percent, respectively, of any award. Any payments received by Kiewit will be the property of Peter Kiewit Sons', Co., a subsidiary of KDG.

     The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the 1977 value of the property. The government also filed a motion to reopen and set aside the 1989 judgement as void and to dismiss plaintiff's complaint for lack of jurisdiction. In May 1994, the
                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(20) Other Matters (continued)
     _________________________

     Claims Court entered an order denying both motions. The government appealed that order, as well as the order regarding compound interest. A hearing on these appeals was held on February 10, 1995. It is not presently known when these proceedings will be concluded, what amount Kiewit will ultimately receive, nor when payment will occur.

(21) Subsequent Events
     _________________

     In February 1995, CECI completed the purchase of Magma
     Power Company. The cash transaction, valued at $950 million was partially financed by the sale of 17 million shares of common stock at $17 per share. As part of this transaction, the Company purchased 1.5 million shares, effectively reducing its ownership percentage of common stock in CECI to 22%.

     C-TEC entered into a merger agreement with Twin County Trans Video, Inc. ("Twin County") and its shareholders. Twin County provides cable television service to 74,000 subscribers in eastern Pennsylvania. The transaction, subject to regulatory approval and other conditions, is expected to close in the second quarter of 1995. In consideration for all the capital stock of Twin County, C-TEC will pay $48 million in cash, issue a $4 million note and issue $52 million in exchangeable preferred stock of its subsidiary, C-TEC Cable Systems, Inc. The preferred stock will be exchangeable in C-TEC common stock under certain conditions.

     In January 1995, C-TEC entered into an agreement to purchase Buffalo Valley Telephone Company. The aggregate consideration for the purchase ($55 million) will be a combination of cash and convertible preferred stock in the Telephone Group. The transaction is expected to close in the third quarter of 1995. Buffalo Valley Telephone
     Company provides local telephone service to 17,300 access lines in central Pennsylvania.

     Also in January 1995, C-TEC purchased, for $84 million in cash, a forty percent equity position in Megacable, S.A. De C.V., Mexico's second largest cable television operator with 174,000 subscribers in twelve cities. The purchase price is subject to adjustments based on fourth quarter 1995 exchange rates.

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

(21) Subsequent Events (continued)
     ____________________________

     In March 1995 the Company settled its liability with respect to certain postretirement life insurance benefits.
     The Company has purchased insurance coverage from a third party insurance company for approximately $14 million to be paid over the next seven years.

     The postretirement life insurance benefits were provided for packaging employees who retired prior to the disposition of certain packaging operations. The settlement will not have a material impact on the Company's financial position or results of operations.

                                                   SCHEDULE     II


            PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         Valuation and Qualifying Accounts and Reserves


                           Additions    Amounts
                Balance,  Charged to    Charged            Balance
(dollars       Beginning   Costs and         to             End of
in millions)   of Period    Expenses   Reserves    Other    Period
__________________________________________________________________

Year ended
  December
  31, 1994
__________

Allowance
  for doubtful
  trade
  accounts          $  7        $  5     $  (3)     $  -      $  9

Reserves:
  Insurance
    claims            67          19       (11)        -        75
  Retirement
    benefits          71           2        (6)        -        67

Year ended
  December
  25, 1993
__________

Allowance
  for  doubtful
  trade
  accounts          $  7        $  5     $  (6)     $  1       $ 7

Reserves:
  Insurance
    claims            66          14       (13)        -        67
  Retirement
    benefits          74          12       (17)        2        71

                                                     SCHEDULE   II


            PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         Valuation and Qualifying Accounts and Reserves
                           (continued)


                           Additions    Amounts
                Balance,  Charged to    Charged            Balance
(dollars       Beginning   Costs and         to             End of
in millions)   of Period    Expenses   Reserves    Other    Period
__________________________________________________________________

Year ended
  December
  26, 1992
__________

Allowance
  for doubtful
  trade
  accounts          $  7        $  1     $  (1)     $  -       $ 7

Reserves:
  Insurance
    claims            61          20       (15)        -        66
  Retirement
    benefits          58           8        (8)       16 (a)    74

__________________________________________________________________


(a) In 1992, adjustments made in accordance with SFAS No. 109 to adjust remaining retirement benefits, acquired in prior business acquisitions, recorded net of tax, to their pre-tax amounts.
[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from the Form 10-K for the period ending December 31, 1994 and is qualified in its entirety by reference to such financial statements
[/LEGEND]

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               DEC-31-1994
[CASH]                                             400
[SECURITIES]                                       910
[RECEIVABLES]                                      443
[ALLOWANCES]                                         9
[INVENTORY]                                          0
[CURRENT-ASSETS]                                 2,115
[PP&E]                                           1,975
[DEPRECIATION]                                     731
[TOTAL-ASSETS]                                   4,504
[CURRENT-LIABILITIES]                              813
[BONDS]                                            908
[COMMON]                                             2
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                       1,734
[TOTAL-LIABILITY-AND-EQUITY]                     4,504
[SALES]                                          2,392
[TOTAL-REVENUES]                                 2,991
[CGS]                                            2,108
[TOTAL-COSTS]                                    2,650
[OTHER-EXPENSES]                                   311
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                  79
[INCOME-PRETAX]                                     87
[INCOME-TAX]                                        27
[INCOME-CONTINUING]                                110
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       110
[EPS-PRIMARY]                                    $4.92<F1>
[EPS-DILUTED]                                    $4.92<F1>

<F1>$4.92 represents Class C Stock earnings per share.  Class "D" stock earnings per share; $1.63.

                                                            EXHIBIT 99.A


               KIEWIT CONSTRUCTION & MINING GROUP

                 Index to Financial Statements
              and Financial Statement Schedules and
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations



                                                            Pages
                                                            _____

Report of Independent Accountants

Financial Statements as of December 31, 1994 and
  December 25, 1993 and for the three years ended
  December 31, 1994:

  Statements of Earnings
  Balance Sheets
  Statements of Cash Flows
  Statements of Changes in Stockholders' Equity
  Notes to Financial Statements


Financial Statement Schedule for the three years ended December 31, 1994:

II--Valuation and Qualifying Accounts and Reserves

Management's Discussion and Analysis of Financial
  Condition and Results of Operations


Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or in the notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

We have audited the financial statements and the financial statement schedule of Kiewit Construction & Mining Group, a business group of Peter Kiewit Sons', Inc. (as defined in Note 1 to these financial statements) as listed in the index on the preceding page of this exhibit to Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above, when read in conjunction with the consolidated financial statements of Peter Kiewit Sons', Inc. and Subsidiaries, present fairly, in all material respects, the financial position of Kiewit Construction & Mining Group as of December 31, 1994 and December 25, 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 2 to the financial statements, the Group has changed its method of accounting for income taxes in 1992, and its method of accounting for certain investments in debt and equity securities in 1993.



                                COOPERS & LYBRAND L.L.P.
Omaha, Nebraska
March 20, 1995

              KIEWIT CONSTRUCTION & MINING GROUP

                     Statements of Earnings
           For the three years ended December 31, 1994

(dollars in millions, except per
  share data)                            1994       1993      1992
__________________________________________________________________
Revenue                              $  2,175   $  1,783  $  1,675
Cost of Revenue                        (1,995)    (1,588)   (1,516)
                                     ________   ________  ________
                                          180        195       159
General and Administrative
  Expenses                               (121)      (113)     (111)
                                     ________   ________  ________
  Operating Earnings                       59         82        48

Other Income (Expense):
  Investment Income (Loss)                 13         (1)       20
  Interest Expense                         (2)        (3)       (2)
  Other, net                               46         40        46
                                     ________   ________  ________
                                           57         36        64
                                     ________   ________  ________
Earnings Before Income
  Taxes and Cumulative
  Effect of Change in
  Accounting Principle                    116        118       112

Provision for Income Taxes                (39)       (38)      (43)
                                     ________   ________  ________

Earnings Before Cumulative
  Effect of Change in
  Accounting Principle                     77         80        69

Cumulative Effect of Change in
  Accounting Principle                      -          -        13

                                     ________   ________  ________
    Net Earnings                     $     77   $     80  $     82
                                     ========   ========  ========
Net Earnings Per Common and
  Common Equivalent Share:
    Earnings Before Cumulative
      Effect of Change in
      Accounting Principle           $   4.92   $   4.63  $   3.79
    Cumulative Effect of Change
      in Accounting Principle               -          -       .69
                                     ________   ________  ________
                                     $   4.92   $   4.63  $   4.48
                                     ========   ========  ========
__________________________________________________________________
See accompanying notes to financial statements.
                KIEWIT CONSTRUCTION & MINING GROUP

                          Balance Sheets
              December 31, 1994 and December 25, 1993


(dollars in millions)                              1994       1993
__________________________________________________________________

Assets

Current Assets:
  Cash and cash equivalents                      $   70     $   99
  Marketable securities                             156        183
  Receivables, less allowance of $7 and $5          260        215
  Costs and earnings in excess of billings on
    uncompleted construction contracts              101         75
  Investment in construction joint ventures          69         81
  Deferred income taxes                              59         48
  Other                                              23         18
                                                 ______     ______
Total Current Assets                                738        719

Property, Plant and Equipment, at cost:
   Land                                              15         14
   Buildings                                         36         28
   Equipment                                        484        449
                                                 ______     ______
                                                    535        491
   Less accumulated depreciation and
     amortization                                  (395)      (384)
                                                 ______     ______
Net Property, Plant and Equipment                   140        107

Deferred Income Taxes                                 4          9

Other Assets                                         85         54
                                                 ______     ______
                                                 $  967     $  889
                                                 ======     ======
__________________________________________________________________
See accompanying notes to financial statements.

              KIEWIT CONSTRUCTION & MINING GROUP

                         Balance Sheets
             December 31, 1994 and December 25, 1993


(dollars in millions)                              1994       1993
__________________________________________________________________

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable, including retainage of
  $41 and $37                                     $ 179     $ 148
  Current portion of long-term debt                   3         4
  Accrued construction costs and billings in
    excess of revenue on uncompleted contracts      106        87
  Accrued insurance costs                            73        65
  Other                                              44        43
                                                  _____     _____

Total Current Liabilities                           405       347

Long-Term Debt, less current portion                  9        10

Other Liabilities                                    48        52

Stockholders' Equity (Redeemable Common
  Stock, $411 million aggregate redemption
  value)
  Common equity                                     513       483
  Foreign currency adjustment                        (7)       (3)
  Unrealized holding loss                            (1)        -
                                                  _____     _____

Total Stockholders' Equity                          505       480
                                                  _____     _____
                                                  $ 967     $ 889
                                                  =====     =====
________________________________________________________________
See accompanying notes to financial statements.

               KIEWIT CONSTRUCTION & MINING GROUP

                    Statements of Cash Flows
           For the three years ended December 31, 1994


(dollars in millions)                      1994     1993      1992
__________________________________________________________________

Cash flows from operations:
  Net earnings                            $  77    $  80     $  82
  Adjustments to reconcile net
    earnings to net cash provided
    by operations:
      Cumulative effect of change
        in accounting principle               -       -        (13)
      Depreciation and amortization          52      48         47
      (Gain) loss on sale of property,
        plant and equipment, and other
        assets                              (11)     15        (11)
      Change in other noncurrent
        liabilities                           5       7         16
      Deferred income taxes                  (3)      4        (12)
      Change in working capital items:
        Receivables                         (21)      5         (9)
        Costs and earnings in excess of
          billings on uncompleted
          construction contracts            (26)    (22)        18
        Investment in construction joint
          ventures                           12     (33)        (3)
        Other current assets                 (5)      7          1
        Accounts payable                     19      (9)        (9)
        Accrued construction costs and
          billings in excess of revenue
          on uncompleted contracts           19      (8)       (21)
        Other liabilities                    (3)      3         (6)
      Other                                 (19)    (10)        11
                                          _____  ______     ______
Net cash provided by operations              96      87         91

               KIEWIT CONSTRUCTION & MINING GROUP

                    Statements of Cash Flows
           For the three years ended December 31, 1994
                            (continued)


(dollars in millions)                      1994     1993      1992
__________________________________________________________________

Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities                   266      773       931
  Purchases of marketable securities       (245)    (741)     (983)
  Proceeds from sale of property, plant
    and equipment                            26       14        19
  Capital expenditures                      (76)     (54)      (40)
  APAC Arizona, Inc.  acquisition           (47)       -         -
  Investment in affiliates                   (1)      (9)      (16)
  Other                                       -       (3)       (5)
                                          _____    _____     _____
Net cash used in investing activities       (77)     (20)      (94)
__________________________________________________________________

              KIEWIT CONSTRUCTION & MINING GROUP

                    Statements of Cash Flows
           For the three years ended December 31, 1994
                           (continued)



(dollars in millions)                   1994       1993       1992
__________________________________________________________________

Cash flows from financing activities:
  Long-term debt borrowings           $    2     $    2     $    2
  Payments on long-term debt,
    including current portion             (4)        (2)        (9)
  Issuances of common stock               20         16         24
  Repurchases of common stock            (11)      (14)       (21)
  Dividends paid                         (13)       (10)        (7)
  Exchange of Class B&C Stock for
    Class D Stock, net                   (42)       (26)       (32)
  Other                                    1          -          -
                                       ______    ______     ______

Net cash used in financing activities     (47)      (34)       (43)

Effect of exchange rates on cash           (1)       (2)        (4)
                                       ______    ______     ______
Net increase (decrease) in cash
  and cash equivalents                    (29)       31        (50)

Cash and cash equivalents at
  beginning of year                        99        68        118
                                       ______    ______     ______
Cash and cash equivalents at
  end of year                          $   70    $   99     $   68
                                       ======    ======     ======

Supplemental disclosures of cash
  flow information:
    Taxes                              $   49    $   54     $   66
    Interest                                2         3          3
__________________________________________________________________
See accompanying notes to financial statements.

              KIEWIT CONSTRUCTION & MINING GROUP

          Statements of Changes in Stockholders' Equity
             For three years ended December 31, 1994


(dollars in millions, except per
  share data)                          1994        1993       1992
__________________________________________________________________

Common equity:
  Balance at beginning of year       $  483      $  438     $  398
  Issuances of stock                     20          16         24
  Repurchases of stock                  (11)        (14)       (21)
  Exchange of Class B&C Stock for
    Class D Stock, net                  (42)        (26)       (32)
  Net earnings                           77          80         82
  Dividends (per share: $ .90 in
    1994, $.70 in 1993, and $.70
    in 1992) (a)                        (14)        (11)       (13)
                                     ______      ______     ______
  Balance at end of year             $  513      $  483     $  438
                                     ======      ======     ======

Other equity adjustments:
  Balance at beginning of year       $   (3)     $   (1)    $    2
  Foreign currency adjustment            (4)         (2)        (3)
  Unrealized Holding Loss                (1)          -          -
                                     ______      ______     ______

  Balance at end of year             $   (8)     $   (3)    $   (1)
                                     ======      ======     ======
Total stockholders' equity           $  505      $  480     $  437
                                     ======      ======     ======
__________________________________________________________________
(a) Dividends include $.45, $.40, and $.30 for dividends declared in 1994, 1993 and 1992 but paid in January of the subsequent year.

See accompanying notes to financial statements.

              KIEWIT CONSTRUCTION & MINING GROUP

                 Notes to Financial Statements

 (1) Basis of Presentation
     _____________________

     The Class B&C Stock and the Class D Stock are designed to provide stockholders with separate securities reflecting the performance of Peter Kiewit Sons', Inc.'s ("PKS") construction business and certain mining services ("Construction & Mining Group") and its other businesses ("Diversified Group"), respectively. Dividends on the Class B&C Stock are limited to the legally available funds of PKS less the Class D formula value which is to be reduced by any dividends on Class D Stock declared during the current year. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Class B&C Stock based primarily on the Construction & Mining Group's separately reported financial condition and results of operations.

     The financial statements of the Construction & Mining Group include the financial position, results of operations and cash flows for PKS' construction business and certain mining service businesses held by wholly-owned subsidiaries, Kiewit Construction Group Inc. and Kiewit Mining Group Inc., respectively, and a portion of the PKS corporate assets and liabilities and related transactions which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group. These financial statements have been prepared using the historical amounts included in the PKS consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable.

     Although the financial statements of PKS' Construction & Mining Group and Diversified Group separately report the assets, liabilities and stockholders' equity of PKS attributed to each such group, legal title to such assets and responsibility for such liabilities will not be affected by such attribution. Holders of Class B&C Stock and Class D Stock are stockholders of PKS. Accordingly, the PKS consolidated financial statements and related notes should be read in conjunction with these financial statements.









              KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (2) Summary of Significant Accounting Policies
     __________________________________________

     Principles of Group Presentation
     ________________________________

     These financial statements include the accounts of the Construction & Mining Group ("the Group"). The Group's and Diversified Group's financial statements, taken together, comprise all the accounts included in the PKS consolidated financial statements. All significant intercompany accounts and transactions, except those directly between the Group and the Diversified Group, have been eliminated. Investments in construction joint ventures and other companies in which the Group exercises significant influence over operating and financial policies are accounted for by the equity method. The Group accounts for its share of the operations of the construction joint ventures on a pro rata basis in the statements of earnings.

     Construction Contracts
     ______________________

     The Group operates generally within the United States and Canada as a general contractor and engages in various types of construction projects for both public and private owners. Credit risk is minimal with public (government) owners since the Group ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. Most public contracts are subject to termination at the election of the government. In the event of termination, the Group is entitled to receive the contract price on completed work and reimbursement of termination related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Group high priority in the event of lien foreclosures following financial difficulties of private owners.

     The Group recognizes revenue on long-term construction contracts and joint ventures on the percentage-of-completion method based upon engineering estimates of the work performed on individual contracts. Provisions for losses are recognized on uncompleted contracts when they become known. Claims for additional revenue are recognized in the period when allowed.

     Assets and liabilities arising from construction activities, the operating cycle of which extends over several years, are classified as current in the financial statements. A one-year time period is used as the basis for classification of all

              KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (2) Summary of Significant Accounting Policies (continued)
     ______________________________________________________

     Construction Contracts (continued)
     __________________________________

     other current assets and liabilities.

     The costs to repair equipment used on construction contracts are charged against such contracts and included in cost of revenue.

     Depreciation and Amortization
     _____________________________

     Property, plant and equipment are recorded at cost.
     Depreciation and amortization are computed on accelerated and straight-line methods.

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

     Earnings Per Share
     __________________

     Primary earnings per share of Class B&C Stock have been computed using the weighted average number of shares outstanding during each year. The number of shares used in computing primary earnings per share was 15,697,724 in 1994, 17,290,971 in 1993 and 18,262,680 in 1992. Fully diluted earnings per share have not been presented because it is not significantly different from primary earnings per share.










               KIEWIT CONSTRUCTION & MINING GROUP

                 Notes to Financial Statements

 (2) Summary of Significant Accounting Policies (continued)
     ______________________________________________________

     Marketable Securities
     _____________________

     On December 25, 1993, the Group adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting of investments in equity securities with readily determinable fair values and all investments in debt securities. The statement does not apply to investments in equity securities accounted for under the equity method nor to investments in consolidated subsidiaries. No significant impact resulted from adopting SFAS No. 115.

     Income Taxes
     ____________

     At the beginning of 1992, the Group adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In 1992, the Group recorded income of $13 million, which represented the increase in the net deferred tax assets, as a result of the accounting change. This amount has been reflected in the statements of earnings as a cumulative effect of change in accounting principle.

     Reclassifications
     _________________

     Where appropriate, items within the financial statements and notes thereto have been reclassified from previous years to conform to current year presentation.

     Fiscal Year
     ___________

     The Group's fiscal year ends on the last Saturday in December. There were 53 weeks in fiscal 1994 and 52 weeks in the fiscal years 1993 and 1992.


               KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (3) Corporate Activities
     ____________________

     Financial Structure
     ___________________

     Cash, cash equivalents and marketable securities were allocated to the Group and the Diversified Group based on the desired capital structure of the two groups at December 28, 1991. Financial statement impacts of dividends paid to holders of Class B&C Stock and repurchases and issuances of Class B&C Stock in 1994, 1993 and 1992 were reflected in their entirety in the Group's financial statements.

     The desired capital structure at December 28, 1991 for the Group was stockholders' equity of $400 million. It was determined by PKS management that this was the appropriate level of equity at December 28, 1991 necessary for the Group to continue its traditional construction and mining service businesses, based upon certain factors such as contract volume, prequalification requirements to bid on projects, bonding requirements of its outside insurance company, and working capital requirements. The capital structure of the Diversified Group consisted of the remaining equity of PKS and provided the equity and liquidity to allow the Diversified Group the opportunity to invest in capital intensive businesses, a primary objective of the reorganization.

               KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (3) Corporate Activities (continued)
     ________________________________

     Financial Structure (continued)
     _______________________________

     PKS has corporate assets, liabilities and related income and expense which are not separately identified with the ongoing operations of the Group or the Diversified Group. The Group's 50% portion is as follows (in millions):

                                                 1994         1993
                                                _____        _____
     Cash and cash equivalents                  $  25        $  47
     Marketable securities                         15           11
     Property, plant and equipment, net             5           12
     Other assets                                  16           11
                                                _____        _____
        Total Assets                            $  61        $  81
                                                =====        =====

     Accounts payable                           $  30        $  27
     Convertible debentures                         1            2
     Notes to former stockholders                   6            8
     Liability for stock appreciation rights        1            2
     Other liabilities                              1            5
                                                _____        _____
        Total Liabilities                       $  39        $  44
                                                =====        =====

                                   1994          1993         1992
                                  _____         _____        _____

     Net investment income
       (expense)                  $   1         $  (1)       $   3
     Other income (expense)          (2)            1            1

     Corporate General and Administrative Costs
     __________________________________________

     A portion of corporate general and administrative costs has been allocated to the Group based upon certain measures of business activities, such as employment, investments and sales, which method management believes to be reasonable. The allocations were $21 million, $26 million, and $27 million in 1994, 1993 and 1992.




               KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (3) Corporate Activities (continued)
     ________________________________

     Income Taxes
     ____________

     All domestic members of the PKS affiliated group are included in the consolidated U.S. income tax return filed by PKS as allowed by the Internal Revenue Code. Accordingly, the provision for income taxes and the related payments or refunds of tax are determined on a consolidated basis.

     The financial statement provision and actual cash tax payments have been reflected in the Group's and the Diversified Group's financial statements in accordance with PKS' tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related cash flows and balance sheet amounts are allocated between the Group and the Diversified Group, for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups. The provision for estimated United States income taxes for the Group does not differ materially from that which would have been determined on a separate return basis.

 (4) Acquisitions
     ____________

     On February 28, 1994, the Group acquired APAC-Arizona, Inc. ("APAC"), a contracting and construction materials business, from Ashland Oil Company, Inc. for $47 million. APAC's operations have been integrated into various construction subsidiaries. APAC's 1993 and 1994 operating results prior to the acquisition were not significant relative to the Group's results.

     The $17 million of goodwill from the APAC acquisition is being amortized on a straight-line basis over 20 years.

               KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (5) Disclosures about Fair Value of Financial Instruments
     _____________________________________________________

     The following methods and assumptions were used to determine classification and fair values of financial instruments:

     Cash and Cash Equivalents
     _________________________

     Cash equivalents generally consist of highly liquid instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value.

     Marketable Securities
     _____________________

     The Group has classified all marketable securities as available-for-sale. The amortized cost of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Fair values of certificates of deposit approximate cost. Net unrealized holding gains and losses, if any, are reported as a separate component of stockholders' equity, net of tax.

               KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (5) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

     The following summarizes the cost, unrealized holding gains and losses, and estimated fair values of marketable securities and other investments at December 31, 1994 and December 25, 1993.

                                   Unrealized   Unrealized
                        Amortized     Holding      Holding    Fair
                             Cost       Gains       Losses   Value
                        _________  __________   __________   _____
     1994
     ____

     Kiewit Mutual
       Fund:
         Short-term
           government     $   27          $ -          $  -  $  27

         Intermediate
           term bond          30            -             1     29

         Tax exempt           34            -             1     33

     U.S. debt
       securities             46            -             -     46

     Municipal debt
       securities             11            -             -     11

     Certificates of
       deposit                10            -             -     10
                            _____          ___          ____  _____
                            $ 158          $ -          $  2  $ 156
                            =====          ===          ====  =====













               KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (5) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

                                    Unrealized  Unrealized
                         Amortized     Holding     Holding    Fair
                              Cost       Gains      Losses   Value
                         _________  __________  __________   _____

     1993
     ____

     Equity securities      $  29       $  -        $  -     $  29

     U.S. debt securities      40          -           -        40

     Municipal debt
       securities              48          1           -        49

     Corporate debt
       securities              49          -           1        48

     Collateralized
       mortgage
       obligations              2          -           -         2

     Certificates
       of deposit              15          -           -        15
                            _____        ___         ___     _____
                            $ 183        $ 1         $ 1     $ 183
                            =====        ===         ===     =====

     For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable securities were less than $1 million and $2 million in 1994 and $2 million and $25 million in 1993.














               KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (5) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

     The contractual maturities of the debt securities are as follows:

                                       Amortized Cost   Fair Value
                                       ______________   __________
     U.S. debt securities:
       less than 1 year                     $  23          $  23
       1-5 years                               23             23
                                            _____          _____
                                            $  46          $  46
                                            =====          =====

     Municipal debt securities:
       less than 1 year                     $   -          $   -
       1-5 years                               10             10
       5-10 years                               -              -
       over 10 years                            1              1
                                            _____          _____
                                            $  11          $  11
                                            =====          =====
     Certificates of deposit:
       less than 1 year                     $   4          $   4
       1-5 years                                6              6
                                            _____          _____
                                            $  10          $  10
                                            =====          =====

     Maturities for the mutual fund have not been presented as it does not have a single maturity date.

     Long-term Debt
     ______________

     The fair value of debt was estimated using the incremental borrowing rates of the Group for debt of the same remaining maturities and approximates the carrying amount.

 (6) Retainage on Construction Contracts
     ___________________________________

     Marketable securities at December 31, 1994 and December 25,
     1993 include approximately $61 million and $56 million, of investments which are being held by the owners of various construction projects in lieu of retainage.


               KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (6) Retainage on Construction Contracts (continued)
     ______________________________________________

     Receivables at December 31, 1994 and December 25, 1993 include approximately $48 million and $37 million, of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

               KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (7) Investment in Construction Joint Ventures
     _________________________________________

     The Group has entered into a number of construction joint venture arrangements. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs.

     Summary joint venture financial information follows:

     Financial Position (dollars in millions)     1994        1993
     _____________________________________________________________

     Total Joint Ventures
       Current assets                           $  563      $  563
       Other assets (principally
         construction equipment)                    50          71
                                                ______      ______
                                                   613         634

       Current liabilities                        (503)       (481)
                                                ______      ______

       Net assets                               $  110      $  153
                                                ======      ======

     Group's Share
     _____________

       Equity in net assets                     $   67      $   80
       Receivable from joint ventures                2           1
                                                ______      ______

       Investment in construction joint
         ventures                               $   69      $   81
                                                ======      ======


     Operations (dollars in millions)        1994     1993    1992
     _____________________________________________________________

     Total Joint Ventures
     ____________________

       Revenue                             $ 1,034  $  906  $  575
       Costs                                   937     841     522
                                           _______  ______  ______
         Operating income                 $    97  $   65  $   53
                                           =======  ======  ======

              KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

 (7) Investment in Construction Joint Ventures (continued)
     _____________________________________________________

     Operations (dollars in millions)        1994     1993    1992
     _____________________________________________________________

     Group's Share
     _____________

       Revenue                             $  523   $  430  $  269
       Costs                                  473      372     243
                                           ______   ______  ______
         Operating income                  $   50   $   58  $   26
                                           ======   ======  ======

     Management of the nonsponsored Denmark tunnel project completed a cost estimate in 1993 which indicated a favorable variance in the estimated costs of the project. As a result of this cost estimate and negotiations with the owner, the Group's management reduced reserves by $20 million which had been maintained to provide for the Group's share of estimated losses on the project. Based on 1994 estimates, management believes that the resolution of the uncertainties in completing the tunnel, primarily due to adverse soil conditions, should not materially affect the Group's financial position or results of operations.

 (8) Other Assets
     ____________

     Other assets includes the Group's equity method investments, investment in partnerships and the net goodwill recognized in the APAC acquisition. In 1994, a $3 million purchase increased the Group's interest in ME Holdings, Inc, an electrical contracting business, to 42%. The cumulative investment in common stock, accounted for on the equity method, totals $24 million, $3 million in excess of the Group's share of equity. The excess investment is being amortized over 5 years. The contracting business is not publicly traded and does not have a readily determinable market value. The Group is committed to acquire 80% ownership by 1997.









              KIEWIT CONSTRUCTION & MINING GROUP

                 Notes to Financial Statements

 (9) Long-Term Debt
     ______________

     At December 31, 1994 and December 25, 1993, long-term debt consisting of a portion of PKS' notes to former stockholders and convertible debentures which have been allocated to the Group and the Diversified Group, and specifically attributed debt was as follows:

     (dollars in millions)                         1994       1993
     _____________________________________________________________

     6.5%-11.1% Notes to former stockholders,
       1995-2001                                   $  6       $  8
     6.25%-10.50% Convertible debentures,
       2000-2004                                      6          3
     Other                                            -          3
                                                   ____       ____
                                                     12         14
     Less current portion                            (3)        (4)
                                                   ____       ____
                                                   $  9       $ 10
                                                   ====       ====

     The convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. Debentures were converted into 12,594, 14,322 and 10,468 shares of Class C common stock in 1994, 1993 and 1992. At December 25, 1994, 309,654 shares of Class C common stock are reserved for future conversions.

     Scheduled maturities of long-term through 1999 are as follows (in millions): 1995 - $3; 1996 - $2; 1997 - $1, 1998 - $1 and
     1999 - $3.

              KIEWIT CONSTRUCTION & MINING GROUP

                 Notes to Financial Statements

(10) Income Taxes
     ____________

     An analysis of the provision (benefit) for income taxes relating to earnings before cumulative effect of change in accounting principle for the three years ended December 31, 1994 follows:

     (dollars in millions)            1994        1993        1992
     _____________________________________________________________
     Current:
       U.S. federal                  $  33       $  28       $  47
       Foreign                           8           2           5
       State                             1           4           3
                                     _____       _____       _____
                                        42          34          55
                                     _____       _____       _____
     Deferred:
       U.S. federal                      -           4         (10)
       Foreign                          (1)          1          (4)
       State                            (2)         (1)          2
                                     _____       _____       _____
                                        (3)          4         (12)
                                     _____       _____       _____
                                     $  39       $  38       $  43
                                     =====       =====       =====

     The United States and foreign components of earnings for tax reporting purposes, before income taxes and cumulative effect of change in accounting principle follow:

     (dollars in millions)            1994        1993        1992
     _____________________________________________________________

     United States                   $ 101       $ 111       $ 110
     Foreign                            15           7           2
                                     _____       _____       _____
                                     $ 116       $ 118       $ 112
                                     =====       =====       =====











              KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

(10) Income Taxes (continued)
     ________________________

     A reconciliation of the actual provision for income taxes and the tax computed by applying the U.S. federal rate (35% in 1994 and 1993 and 34% in 1992) to the earnings before income taxes and cumulative effect of change in accounting principle for the three years ended December 31, 1994 follows:

     (dollars in millions)               1994       1993      1992
     _____________________________________________________________

     Computed tax at statutory rate     $  41      $  41     $  38
     State income taxes                     3          1         3
     Prior year tax adjustments            (3)         -         -
     Other                                 (2)        (2)        2
     Effect of federal income tax
       rate change                          -         (2)        -
                                        _____      _____     _____
                                        $  39      $  38     $  43
                                        =====      =====     =====

     Possible taxes, beyond those provided, on remittances of undistributed earnings of foreign subsidiaries are not expected to be material.

     The components of the net deferred tax assets as of December
     31, 1994 and December 25, 1993 were as follows:

     (dollars in millions)                        1994        1993
     _____________________________________________________________

     Deferred tax assets:
       Construction accounts                     $  12       $  16
       Investments in construction joint
         ventures                                   14          13
       Insurance claims                             29          24
       Compensation                                  6           6
       Other                                        14          11
                                                 _____       _____
         Total deferred tax assets                  75          70

     Deferred tax liabilities:
       Other                                       (12)        (13)
                                                 _____       _____

         Total deferred tax liabilities            (12)        (13)
                                                 _____      ______
     Net deferred tax assets                     $  63      $   57
                                                 =====      ======
              KIEWIT CONSTRUCTION & MINING GROUP

                 Notes to Financial Statements

(11) Employee Benefit Plans
     ______________________

     The Group makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans. These contributions are included in construction contract costs. Under federal law, the Group may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.

     The Group also has a long-term incentive plan, stock appreciation rights, for certain employees. The expense related to this plan was $1 million in 1994, $2 million in 1993 and $4 million in 1992. Substantially all employees of the Group, with the exception of stockholders, are covered under the Group's profit sharing plans. The expense related to these plans was $1 million in 1994, 1993 and 1992.

(12) Stockholders' Equity
     ____________________

     Ownership of the Class B&C Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the stock. PKS is generally committed to purchase all Class B&C Stock at the amount computed pursuant to the Restated Certificate of Incorporation. Issuances and repurchases of common shares, including conversions, for the three years ended December 31, 1994 were as follows:

     ____________________________________________________________

                                                          B&C
                                                         Stock
                                                       _________

     Shares issued in 1992                             2,886,418
     Shares repurchased in 1992                        4,902,161
     Shares issued in 1993                             1,027,657
     Shares repurchased in 1993                        2,293,722
     Shares issued in 1994                             1,018,144
     Shares repurchased in 1994                        2,427,186








              KIEWIT CONSTRUCTION & MINING GROUP

                 Notes to Financial Statements

(13) Investment Income, net
     ______________________

     Investment income is comprised of interest income of $12 million, $13 million and $17 million for 1994, 1993 and 1992, dividend income, gains and losses on the sale and writedown of securities and equity earnings.

(14) Other, net
     __________

     Other is principally mine service income of $29 million in 1994, 1993 and 1992 from the Diversified Group and gains and losses from the sale and disposition of property, plant and equipment and other miscellaneous assets.

              KIEWIT CONSTRUCTION & MINING GROUP

                 Notes to Financial Statements

(15) Industry and Geographic Data
     ____________________________

     The Group's operations are primarily conducted in one business segment; construction contracting.The following is derived from geographic information in the PKS consolidated financial statements as it relates to the Group.

     Geographic Data (dollars in millions)    1994    1993    1992
     _____________________________________________________________

     Revenue:

       United States                       $ 1,896 $ 1,556  $ 1,470
       Canada                                  233     175      182
       Other                                    46      52       23
                                           _______ _______  _______
                                           $ 2,175 $ 1,783  $ 1,675
                                           ======= =======  =======
     Operating earnings:

       United States                       $    45 $    57  $   51
       Canada                                   14       3      (3)
       Other                                     -      22       -
                                           _______  _______ ______
                                           $    59  $    82 $   48
                                           =======  ======= ======
     Identifiable assets:

       United States                       $   787 $   713  $  682
       Canada                                  105      82      90
       Other areas                              14      13       9
       Corporate (1)                            61      81      81
                                           _______ _______  ______
                                           $   967 $   889  $  862
                                           ======= =======  ======
_________________________________________________________________
(1) 50% of PKS corporate assets not identifiable to a specific group.

              KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

(16) Other Matters
     _____________

     PKS's management has asked the Internal Revenue Service to issue a ruling (the "Ruling") that would permit PKS to make a tax-free distribution of its entire ownership interest in MFS to PKS's Class D stockholders (the "Spin-off"). PKS's management intends to propose a plan (the "Plan") to implement the Spin-off to PKS's Board of Directors during the second quarter of 1995. If the Board of Directors approves the Plan, and the Internal Revenue Service issues the Ruling, PKS could complete the Spin-off as early as the third quarter of 1995.

     The Spin-off might not occur. For example, PKS might not receive the Ruling or the Board might not adopt the plan.
     In addition, the issuance of the MFS Preferred Stock necessary to obtain the Ruling (as described below), would require a favorable vote from a majority of the minority common stockholders of MFS, other than KDG, present and voting in person or by proxy at a special MFS stockholders meeting. If the favorable vote is not received, MFS would not be able to issue the MFS preferred stock and PKS would not be able to complete the spin-off. Also, the spin-off is subject to receipt of certain other approvals, some of which might not be received. Finally, if PKS's Board of Directors adopts the plan, it would reserve the right to abandon, defer or modify the spin-off at any time.

     MFS has agreed in principle to issue KDG a special class of high-vote convertible preferred stock (the "MFS Preferred Stock") designed to permit PKS to satisfy certain requirements for receiving the Ruling. MFS would issue the Preferred Stock to KDG in exchange for the transfer by KDG to MFS of approximately 3.0-3.5 million of the shares of MFS common stock currently held by KDG. PKS anticipates that the MFS Preferred Stock (i) would have a face value of approximately $15-25 million, (ii) would be convertible into MFS common stock at any time after the first anniversary of the date the MFS Preferred Stock is issued, (iii) would have dividend rate and a conversion premium determined by market conditions at the time that the MFS Preferred Stock is issued, (iv) would be redeemable at par six years after the date of issuance, and (v) would be non transferable for six years after the date of issuance except under certain limited circumstances. At the option of MFS, dividends on the MFS Preferred Stock could be paid either in cash or in shares of MFS Common Stock. Each share of MFS Preferred Stock would have approximately five votes per share

              KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

(16) Other Matters (continued)
     _________________________

     in any election of MFS directors. If the Spin-off occurs, PKS would distribute to Class D stockholders both the MFS Preferred Stock and all of the common stock of MFS then held by KDG. If the Spin-off does not occur, MFS would not issue the MFS Preferred Stock to KDG.

     The Plan would provide for an exchange offer (the "Exchange Offer") by PKS for Class C Stock, to be completed before the Spin-off. Under an Exchange Offer, PKS would offer to exchange Class D Stock for some or all of its outstanding Class C Stock on terms similar to those upon which Class C Stock can be converted into Class D Stock during the annual conversion period provided in PKS's Certificate of Incorporation. As a result, Class C Stockholders wanting to convert Class C Stock to Class D Stock would not be disadvantaged if the Spin-off were to be completed before the next conversion permitted by the Certificate of Incorporation. If an Exchange Offer could not be completed prior to the next conversion under the Certificate of Incorporation, the Company probably would defer any Spin-off until the first quarter of 1996.

     The Group is involved in various lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Group's financial position or results of operations.

     The Group leases various buildings and equipment under both operating and capital leases. Minimum rental payments on buildings and equipment subject to noncancellable operating leases during the next 16 years aggregate $11 million.

     It is customary in the Group's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Group in accordance with specified terms and conditions. As of December 31, 1994, the Group had outstanding letters of credit of approximately $84 million.

                                                      SCHEDULE  II


               KIEWIT CONSTRUCTION & MINING GROUP

         Valuation and Qualifying Accounts and Reserves

                                 Additions    Amounts
                        Balance  Charged to   Charged       Balance
                      Beginning   Costs and        to        End of
(dollars in millions) of Period    Expenses  Reserves  Other Period
___________________________________________________________________

Year ended
  December 31,
  1994
______________

Allowance for
  doubtful trade
  accounts              $   5      $   4      $  (2)   $  -   $  7

Reserves:
  Insurance claims         65         19         (11)     -     73

Year ended
  December 25,
  1993
______________

Allowance for
  doubtful trade
  accounts              $   2      $   4      $  (1)   $  -   $  5

Reserves:
  Insurance claims         66         13        (13)     (1)    65

Year ended
  December 26,
  1992
______________

Allowance for
  doubtful trade
  accounts              $   2      $   1      $  (1)   $ -    $  2

Reserves:
 Insurance claims          61         20         (15)    -      66

              KIEWIT CONSTRUCTION & MINING GROUP

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS
     ___________________________________________________________

     The financial statements of the Construction & Mining Group (the "Group") include the financial position, results of operations and cash flows for the construction business and certain mining services of Peter Kiewit Sons', Inc. ("PKS") and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operations of the Construction & Mining Group or the Diversified Group. The Group's share of corporate assets and liabilities and related transactions includes amounts to reflect certain financial activities, corporate general and administrative costs and income taxes. See Notes 1 and 3 to the Group's financial statements.

Revenue from each of the Group's business segments was (in millions):

                                    1994        1993        1992
                                  _______     _______     _______

    Construction                  $ 2,148     $ 1,757     $ 1,659
    Other                              27          26          16
                                  _______     _______     _______
                                  $ 2,175     $ 1,783     $ 1,675
                                  =======     =======     =======

              Results of Operations - 1994 vs. 1993
              _____________________________________

Construction
____________

     Construction revenue increased by $391 million or 22% in 1994. The Group's share of joint venture revenue also rose by 22% in 1994 and accounted for 24% of total construction revenue in 1994 and 1993. Several large contracts awarded in 1992 and early 1993 contributed to the overall increase in revenue, the largest of which was the San Joaquin Toll Road Joint Venture ("San Joaquin"). Also contributing to the increase were revenues generated from the APAC acquisition. Contract backlog at December 31, 1994 was $2.2 billion, of which 16% is attributable to foreign operations, principally, Canada and the Philippines. Projects on the west coast account for 40% of the total backlog which includes San Joaquin revenues of $333 million. San Joaquin is scheduled for completion in 1997.

     Direct costs associated with construction contracts increased $409 million or 26% to $2.0 billion in 1994. Costs as a percentage of revenue were approximated 92% and 89% for 1994 and 1993, respectively.
               KIEWIT CONSTRUCTION & MINING GROUP

        Results of Operations - 1994 vs. 1993 (continued)
        ________________________________________________

Construction (continued)
________________________

     In 1994, the margins were adversely affected by cost overruns and a more competitive market environment. A $20 million reduction of reserves previously established for the Denmark tunnel project favorably impacted 1993 margins.

General and Administrative Expenses
___________________________________

Moderate increases in professional services fees, insurance costs and other administrative departments were primarily responsible for the 7% increase in general and administrative costs.

Investment Income (Loss)
________________________

     Investment income increased to $13 million in 1994 from a $1 million loss in 1993. The improvement is directly attributable to the decline in losses from the sale and writedown of derivative and other securities from $18 million in 1993 to $2 million in 1994.

Other, net
__________

     Significantly higher equipment sales led to an increase in the gains recognized on the sale of property, plant and equipment in 1994 to $13 million from $8 million in 1993.

Income Taxes
____________

     The effective income tax rates of 34% and 32% in 1994 and 1993 differ from the statutory rates primarily because of prior year tax adjustments in 1994 and the effect of the Federal income tax rate change on deferred tax assets in 1993.

              Results of Operations - 1993 vs. 1992
              _____________________________________

Construction
____________

     Construction revenue increased by $98 million or 6% in 1993. The Group's share of joint venture revenue rose by 60% and accounted for 24% of the total construction revenue for the period as compared to 16% for 1992. Several large contracts awarded in 1992 and early 1993 contributed to the overall increase. The
               KIEWIT CONSTRUCTION & MINING GROUP

        Results of Operations - 1993 vs. 1992 (continued)
        ________________________________________________

Construction (continued)
________________________

increase in joint venture revenue was partially offset by a small decrease in sole contract revenue recognized due to a decrease in the average size of sole contracts awarded. Contract backlog at December 25, 1993 was $2.1 billion, of which 6% is attributable to foreign operations, principally, Canada. Projects on the west coast comprised 50% of the total backlog of which San Joaquin accounted for $435 million.

     Direct costs associated with construction contracts increased $66 million or 4% to $1.6 billion in 1993. The increase is net of a $20 million reduction in reserves previously established for the non-sponsored Denmark tunnel project. The overall rise in costs was directly attributable to the increase in volume. Costs as a percentage of revenue, excluding the reduction in reserves, approximated 90% and 91% for 1993 and 1992, respectively.

     Management of the non-sponsored Denmark tunnel project completed a cost estimate which indicated a favorable variance in the estimated costs of the project. As a result of this revised cost estimate and negotiations with the owner, management reduced reserves maintained to provide for the Group's share of estimated losses on the project. This reduction contributed to the increase in gross margin to 11% in 1993 from 9% in 1992.

General and Administrative Expenses
___________________________________

     General and administrative expenses increased 2% in 1993 as a result of moderate increases in several of the Group's operating districts.

Investment Income (Loss)
________________________

     The realization of losses on the sale of and valuation adjustments to certain derivative instruments and a decline in interest income resulted in the change in investment income.

Other, net
__________

     Slight increases in miscellaneous income partially offset a $4 million decline in the net gains on disposition of assets.



               KIEWIT CONSTRUCTION & MINING GROUP

        Results of Operations - 1993 vs. 1992 (continued)
        ________________________________________________

Income Taxes
____________

     The effective income tax rates are 32% in 1993 and 38% in 1992. The rates differ from the statutory rates principally because of the effect of the Federal income tax rate change on deferred tax assets in 1993 and state income taxes in 1992.

               KIEWIT CONSTRUCTION & MINING GROUP

             Financial Condition - December 31, 1994
             _______________________________________

     In 1994, the Group's working capital decreased $39 million or 10% to $333 million. For the year, the Group generated $96 million of cash from operating activities, an increase of 10% from the prior year.

     The Group's 1994 net investing activities used $77 million. The $47 million acquisition of APAC and capital expenditures of $76 exceeded net proceeds from sales and maturities of marketable securities of $21 million and proceeds from sales of fixed assets of $26 million. Future investing activity includes purchasing additional shares of an electrical contractor - the Group is committed to acquire 80% ownership by 1997 - and investing between $40 and $75 million annually in the construction business.

     Financing activities reduced cash during 1994 and consisted of net conversions of Class B&C stock for Class D stock of $42 million, stock repurchases of $11 million and dividends of $13 million. Stock issuances and long-term debt borrowings generated cash of $20 million and $2 million, respectively, in 1994. Stock conversions and repurchases, dividends ($7 million paid in January of 1995), and stock issuances will continue as the Group's major financing activities.

     The Group's existing cash and cash equivalents, marketable securities and operating cash flows, along with existing borrowing capacity, should suffice for 1995 working capital and capital expenditure requirements and provide adequate liquidity for the expenditures discussed above.

     PKS's management has asked the Internal Revenue
Service to issue a ruling (the "Ruling") that would permit
PKS to make a tax-free distribution of its entire ownership interest in MFS to PKS's Class D stockholders (the "Spin-off"). PKS's management intends to propose a plan (the "Plan") to implement the Spin-off to PKS's Board of Directors during the second quarter of 1995. If the Board of Directors approves the Plan, and the Internal Revenue Service issues the Ruling,
PKS could complete the Spin-off as early as the third quarter of 1995.

     The Spin-off might not occur. For example, PKS might not receive the Ruling or the Board might not adopt the plan. In addition, the issuance of the MFS Preferred Stock necessary to obtain the Ruling (as described below), would require a favorable vote from a majority of the minority common stockholders of MFS, other than KDG, present and voting in person or by proxy at a special MFS stockholders meeting. If

               KIEWIT CONSTRUCTION & MINING GROUP

      Financial Condition - December 31, 1994 (continued)
      ___________________________________________________

the favorable vote is not received, MFS would not be able to issue the MFS preferred stock and PKS would not be able to complete the spin-off. Also, the spin-off is subject to receipt of certain other approvals, some of which might not be received. Finally, if PKS's Board of Directors adopts the plan, it would reserve the right to abandon, defer or modify the spin-off at any time.

     MFS has agreed in principle to issue KDG a special class of high-vote convertible preferred stock (the "MFS Preferred
Stock") designed to permit PKS to satisfy certain requirements for receiving the Ruling. MFS would issue the Preferred Stock to KDG in exchange for the transfer by KDG to MFS of approximately 3.0-3.5 million of the shares of MFS common stock currently held by the Company. PKS anticipates that the MFS Preferred Stock (i) would have a face value of approximately $15-25 million, (ii) would be convertible into MFS common stock at any time after the first anniversary of the date the MFS Preferred Stock is issued, (iii) would have dividend rate and a conversion premium determined by market conditions at the time that the MFS Preferred Stock is issued, (iv) would be redeemable at par six years after the date of issuance, and (v) would be non transferable for six years after the date of issuance except under certain limited circumstances. At the option of MFS, dividends on the MFS Preferred Stock could be paid either in cash or in shares of MFS Common Stock. Each share of MFS Preferred Stock would have approximately five votes per share in any election of MFS directors. If the Spin-off occurs, PKS would distribute to Class D stockholders both the MFS Preferred Stock and all of the common stock of MFS then held by KDG. If the Spin-off does not occur, MFS would not issue the MFS Preferred Stock to KDG.

The Plan would provide for an exchange offer (the "Exchange
Offer") by PKS for Class C Stock, to be completed before the Spin-off. Under an Exchange Offer, PKS would offer to exchange Class D Stock for some or all of its outstanding Class C Stock on terms similar to those upon which Class C Stock can be converted into Class D Stock during the annual conversion period provided in the Company's Certificate of Incorporation. As a result, Class C Stockholders wanting to convert Class C Stock to Class D Stock would not be disadvantaged if the Spin-off were to be completed before the next conversion permitted by the Certificate of Incorporation. If an Exchange Offer could not be completed prior to the next conversion under the Certificate of Incorporation, PKS probably would defer any Spin-off until the first quarter of 1996.
                                                    EXHIBIT 99.B


                    KIEWIT DIVERSIFIED GROUP

                  Index to Financial Statements
              and Financial Statement Schedules and
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations



                                                             Pages
__________________________________________________________________

Report of Independent Accountants

Financial Statements as of December 31, 1994 and December 25, 1993 and for the three years ended December 31, 1994:

  Statements of Earnings
  Balance Sheets
  Statements of Cash Flows
  Statements of Changes in Stockholders' Equity
  Notes to Financial Statements

Financial Statement Schedule for the three years ended December 31, 1994:

  II--Valuation and Qualifying Accounts and Reserves

Management's Discussion and Analysis of Financial
  Condition and Results of Operations
_________________________________________________________________

Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or in the notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

We have audited the financial statements and the financial statement schedule of Kiewit Diversified Group, a business group of Peter Kiewit Sons', Inc. (as defined in Note 1 to these financial statements) as listed in the index on the preceding page of this exhibit to Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above, when read in conjunction with the consolidated financial statements of Peter Kiewit Sons', Inc. and Subsidiaries, present fairly, in all material respects, the financial position of Kiewit Diversified Group as of December 31, 1994 and December 25, 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

As discussed in Note 2 to the financial statements, the Group changed its method of accounting for income taxes in 1992, and its method of accounting for certain investments in debt and equity securities in 1993.


                                 COOPERS & LYBRAND L.L.P



Omaha, Nebraska
March 20, 1995
                    KIEWIT DIVERSIFIED GROUP

                     Statements of Earnings
           For the three years ended December 31, 1994


(dollars in millions)                  1994        1993       1992
__________________________________________________________________

Revenue                             $   821     $   408    $   352
Cost of Revenue                        (660)       (288)      (230)
                                    _______     _______    _______
                                        161         120        122

General and Administrative
  Expenses                             (219)       (109)       (90)
                                    _______     _______    _______

Operating Earnings (Loss)               (58)         11         32

Other Income (Expense):
  Gain on Subsidiary's Stock
    Transactions, net                    54         211          -
  Investment Income, net                 54          27         78
  Interest Expense, net                 (77)        (11)        (9)
  Other, net                             (2)         13          6
                                    _______     _______     _______
                                         29         240          75
                                    _______     _______     _______

Earnings (Loss) from Continuing
  Operations Before Income
  Taxes, Minority Interest
  and Cumulative Effect of
  Change in Accounting Principle        (29)        251        107

Benefit (Provision) for
  Incomes Taxes                          12         (73)       (26)

Minority Interest in Loss
  of Subsidiaries                        50           3          -
                                    _______     _______    _______

Earnings from Continuing
  Operations Before
  Cumulative Effect of Change
  in Accounting Principle                33         181         81

Cumulative Effect of Change in
  Accounting Principle                    -           -         (1)
                                    _______    ________    _______
Earnings from Continuing
  Operations                             33         181         80

                    KIEWIT DIVERSIFIED GROUP

                     Statements of Earnings
           For the three years ended December 31, 1994
                            (continued)



(dollars in millions)                  1994        1993       1992
__________________________________________________________________

Discontinued Operations:
 Earnings from discontinued
   operations net of income tax
   provision of $- in 1992                -          -           1

 Gain on disposal of discontinued
   operations net of income tax
   benefit of $19 in 1992                 -           -         18
                                    _______      _______   _______

Net Earnings                        $    33      $   181   $    99
                                    =======      =======   =======
__________________________________________________________________

See accompanying notes to financial statements.

                   KIEWIT DIVERSIFIED GROUP

                     Statements of Earnings
           For the three years ended December 31, 1994
                           (continued)



(dollars in millions,
  except per share data)                    1994     1993     1992
__________________________________________________________________

Earnings Per Common and Common
  Equivalent Share:
    Continuing Operations:
      Earnings Before Cumulative
        Effect of Change in
        Accounting Principle             $  1.63  $  9.08  $  4.00
      Cumulative Effect of Change
        in Accounting Principle                -        -     (.05)
                                         _______  _______  _______
        Earnings from Continuing
          Operations                        1.63     9.08     3.95
    Discontinued Operations:
      Earnings                                 -        -      .04
      Gain on disposal                         -        -      .93
                                         _______  _______  _______

    Net Earnings                         $  1.63  $  9.08  $  4.92
                                         =======  =======  =======
__________________________________________________________________
See accompanying notes to financial statements.

                   KIEWIT DIVERSIFIED GROUP

                         Balance Sheets
             December 31, 1994 and December 25, 1993


(dollars in millions)                              1994       1993
__________________________________________________________________

Assets

Current Assets:
  Cash and cash equivalents                     $   330    $   197
  Marketable securities                             754        899
  Receivables, less allowance of $2 and $2          157         81
  Note receivable from sale of discontinued
    operations                                       29          5
  Deferred income taxes                              15         18
  Other                                              95         40
                                                _______    _______

Total Current Assets                              1,380      1,240


Property, Plant and Equipment, at cost:
  Land                                               15         15
  Buildings                                         171        172
  Equipment                                       1,254        802
                                                _______    _______
                                                  1,440        989

  Less accumulated depreciation and
    amortization                                   (336)      (252)
                                                _______    _______

Net Property, Plant and Equipment                 1,104        737

Note Receivable from Sale of
  Discontinued Operations                             -         29

Investments                                         243        233

Intangible Assets, net                              733        427

Other Assets                                         89         93
                                                _______    _______
                                                $ 3,549    $ 2,759
                                                =======    =======
__________________________________________________________________

See accompanying notes to financial statements.

                   KIEWIT DIVERSIFIED GROUP

                         Balance Sheets
             December 31, 1994 and December 25, 1993


(dollars in millions)                              1994       1993
__________________________________________________________________

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                              $   165    $   113
  Current portion of long-term debt:
    Telecommunications                               26          7
    Other                                             4          4
  Accrued costs and billings in excess of
    revenue on uncompleted contracts                 37         20
  Accrued reclamation and other mining costs         20         23
  Other                                             159         80
                                                _______    _______

Total Current Liabilities                           411        247

Long-Term Debt, less current portion:
  Telecommunications                                827        420
  Other                                              72         32

Deferred Income Taxes                               306        344

Retirement Benefits                                  67         71

Accrued Reclamation Costs                           102         99

Other Liabilities                                    85         57

Minority Interest                                   448        298

Stockholders' Equity (Redeemable Common
  Stock, $1.2 billion aggregate
  redemption value)
    Common equity                                 1,238      1,182
    Net unrealized holding gain (loss)               (7)        9
                                                _______   _______

Total Stockholders' Equity                        1,231     1,191
                                                _______   _______
                                                $ 3,549   $ 2,759
                                                =======   =======
_________________________________________________________________
See accompanying notes to financial statements.

                   KIEWIT DIVERSIFIED GROUP

                    Statements of Cash Flows
           For the three years ended December 31, 1994

(dollars in millions)                  1994        1993       1992
__________________________________________________________________

Cash flows from operations:
  Earnings from continuing
    operations                        $   33    $   181      $  80
  Adjustments to reconcile earnings
    from continuing operations to
    net cash provided by continuing
    operations:
      Depreciation, depletion and
        amortization                     165         51         39
      (Gain) loss on sale of
        property, plant and
        equipment, and other
        investments                       16          8        (7)
      Gain on subsidiary's stock
        transactions, net                (54)      (211)        -
      Non-cash interest expense           40          -         -
      Minority interest in losses        (50)        (3)        -
      Decline in market value of
        investments                        -         25        12
      Retirement benefits paid            (6)       (17)       (8)
      Deferred income taxes               (39)       45         8
      Change in working capital items:
        Receivables                       (28)        8       (14)
        Other current assets              (48)        -        16
        Payables                           23        51        13
        Other liabilities                  (2)       36       (29)
      Other                                19        22        (1)
                                       ______    ______    ______
Net cash provided by continuing
  operations                               69       196       109

Cash flows from investing activities:
  Proceeds from sales and maturities
    of marketable securities            1,610     4,155     5,611
  Purchases of marketable securities   (1,473)   (4,490)   (5,646)
  Acquisitions, excluding cash
    acquired                             (207)     (146)        -
  Proceeds from sale of cellular
    properties                            182         -         -
  Proceeds from sale of property,
    plant and equipment, and other
    investments                             7        25        12
  Capital expenditures                   (450)     (139)      (89)
  Investments in affiliates               (33)       (3)      (26)
  Acquisition of minority interest         (6)        -       (27)

                   KIEWIT DIVERSIFIED GROUP

                    Statements of Cash Flows
           For the three years ended December 31, 1994
                           (continued)

(dollars in millions)                  1994        1993       1992
__________________________________________________________________

  Deferred development costs and
    other                                 (49)      (36)       11
                                        ______   ______    ______
Net cash used in investing
  activities                              (419)    (634)     (154)
Cash flows from financing
  activities:
  Long-term debt borrowings                691       19          1
  Payments on long-term debt,
    including current portion             (305)      (7)       (89)
  Net change in short-term
    borrowings                               -      (80)        80
  Issuances of common stock                  1        8          -
  Issuances of subsidiaries'
    stock                                   70      458          -
  Repurchases of common stock              (20)     (40)       (64)
  Dividends paid                             -      (17)       (33)
  Exchange of B&C Stock for Class
    D Stock, net                            42       26         32
  Other                                     (1)       3        (1)
                                        ______   ______    ______
Net cash provided by (used in)
  financing activities                     478      370       (74)

Cash flows from discontinued
  packaging operations:
    Proceeds from sales of discontinued
      packaging operations                   5      110       163
    Other cash provided by (used in)
      discontinued packaging operations      -       20       (34)
                                        ______   ______     ______
Net cash provided by discontinued
  packaging operations                       5      130        129
                                        ______   ______     ______

Net increase in cash and cash
  equivalents                              133       62         10
Cash and cash equivalents at
  beginning of year                        197      135        125
                                        ______   ______     ______

Cash and cash equivalents at end
  of year                               $  330   $  197     $  135
                                        ======   ======     ======
                    KIEWIT DIVERSIFIED GROUP

                    Statements of Cash Flows
           For the three years ended December 31, 1994
                           (continued)

(dollars in millions)                     1994     1993       1992
__________________________________________________________________

Supplemental disclosure of cash flow
  information for continuing and
  discontinued operations:
    Taxes                               $   66   $   29     $  117
    Interest                                39        4         11

Noncash investing activities:
  Issuances of MFS stock for
    acquisitions                        $   71   $    -     $    -

  MFS stock transactions to
    settle contingent purchase
    price adjustment                        25        -          -
__________________________________________________________________
See accompanying notes to financial statements.

                   KIEWIT DIVERSIFIED GROUP

          Statements of Changes in Stockholders' Equity
           For the three years ended December 31, 1994


(dollars in millions,
  except per share data)                1994       1993       1992
__________________________________________________________________

Common equity:
  Balance at beginning of year       $ 1,182    $ 1,017    $   989
  Issuances of stock                       1          8          -
  Repurchases of stock                   (20)       (40)       (64)
  Exchange of Class B&C Stock for
    Class D Stock, net                    42         26         32
  Net earnings                            33        181         99
  Dividends (per share:  $.50 in
    1993, $1.95 in 1992 (a))               -        (10)       (39)
                                     _______    _______    _______
    Balance at end of year           $ 1,238    $ 1,182    $ 1,017
                                     =======    =======    =======
Other equity adjustments:
  Balance at beginning of year       $     9    $     4    $     7
  Foreign currency adjustment              -         (4)        (3)
  Net unrealized holding
    gain (loss)                          (16)         9          -
                                     _______    _______    _______
  Balance at end of year             $    (7)   $     9    $     4
                                     =======    =======    =======

Total stockholders' equity           $ 1,231    $ 1,191    $ 1,021
                                     =======    =======    =======

(a)  Includes $.35 per share for dividends declared in 1992 but paid in 1993.
__________________________________________________________________
See accompanying notes to financial statements.

                   KIEWIT DIVERSIFIED GROUP

                 Notes to Financial Statements

 (1) Basis of Presentation
     _____________________

     The Class B&C Stock and the Class D Stock are designed to provide stockholders with separate securities reflecting the performance of Peter Kiewit Sons', Inc.'s ("PKS") construction business and certain mining services ("Construction & Mining Group") and its other businesses ("Diversified Group").

     The financial statements of the Diversified Group include the financial position, results of operations and cash flows for PKS' businesses other than its Construction & Mining Group businesses, held by a wholly-owned subsidiary, Kiewit Diversified Group Inc. ("KDG") and a portion of the PKS corporate assets and liabilities and related transactions which are not separately identified with the ongoing operations of the Diversified Group or the Construction & Mining Group. These financial statements have been prepared using the historical amounts included in the PKS consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable.

     Although the financial statements of PKS' Diversified Group and Construction & Mining Group separately report the assets, liabilities and stockholders' equity of PKS attributed to each such group, legal title to such assets and responsibility for such liabilities will not be affected by such attribution. Holders of Class D Stock and Class B&C Stock are stockholders of PKS. Accordingly, the PKS consolidated financial statements and related notes should be read in conjunction with these financial statements.

 (2) Summary of Significant Accounting Policies
     __________________________________________

     Principles of Group Presentation
     ________________________________

     These financial statements include the accounts of the Diversified Group ("the Group"). The Group's and Construction & Mining Group's financial statements, taken together, comprise all of the accounts included in the PKS consolidated financial statements. The Group's enterprises include coal mining, telecommunications, data management services, energy production and timberland sales. The Group's only reportable segments are coal mining and telecommunications.


                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

 (2) Summary of Significant Accounting Policies (continued)
     ______________________________________________________

     Principles of Group Presentation (continued)
     ___________________________________________

     See Note 4 with respect to discontinued packaging operations. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions, except those directly between the Group and the Construction & Mining Group, have been eliminated. Investments in other companies in which the Group exercises significant influence over operating and financial policies are accounted for by the equity method.

     Coal Sales Contracts
     ____________________

     The Group and its mining ventures have entered into various agreements with its customers which stipulate delivery and payment terms for the sale of coal. Prior to 1993, one of the primary customers deferred receipt of certain commitments by purchasing undivided fractional interests in coal reserves of the Group and the mining ventures. Under these arrangements revenue was recognized when cash was received. The agreements with this customer were renegotiated in 1992. In accordance with the renegotiated agreements, there were no sales of interests in coal reserves subsequent to January 1, 1993.
     The Group has the obligation to deliver the coal reserves to the customer in the future if the customer exercises its option. If the option is exercised, the Group intends to deliver coal from an unaffiliated mine and a mine in which the Group has a 50% interest. In the opinion of management, the Group has sufficient coal reserves to cover the above sales commitments.

     The Group's coal sales contracts are with several electric utility and industrial companies. In the event that these customers do not fulfill contractual responsibilities, the Group would pursue the available legal remedies.

     Telecommunications Revenues
     ___________________________

     MFS Communications Company, Inc. ("MFS") provides a variety of telecommunications services through a number of subsidiaries. MFS Telecom, Inc. provides dedicated circuits for critical telecommunications needs of large business and


                   KIEWIT DIVERSIFIED GROUP

                 Notes to Financial Statements

 (2) Summary of Significant Accounting Policies (continued)
     ______________________________________________________

     Telecommunications Revenues (continued)
     _______________________________________

     government customers. MFS Intelenet, Inc. provides single source integrated local and long distance telecommunications services and facilities management, primarily for medium and small businesses. MFS Network Technologies, Inc. designs, engineers, develops and installs telecommunications networks and systems and also provides facilities management services. Telecommunications services revenue is recognized in the month the related service is provided. Network systems integration revenue is recognized on the percentage-of-completion method of accounting.

     C-TEC Corporation's, ("C-TEC"), most significant operating groups are its local telephone service and cable system operations. C-TEC's telephone network access revenues are derived from net access charges, toll rates and settlement arrangements for traffic that originates or terminates within C-TEC's local telephone company. Revenues from basic and premium cable programming services are recorded in the month service is provided.

     Concentration of credit risk with respect to accounts receivable are limited due to the dispersion of customer base among different industries and geographic areas and remedies provided by the terms of contracts and statutes.

     Depreciation and Amortization
     _____________________________

     Property, plant and equipment are recorded at cost. Depreciation and amortization for the majority of the Group's property, plant and equipment are computed on accelerated and straight-line methods. Depletion of mineral properties is provided primarily on a unit-of-extraction basis determined in relation to estimated reserves.

     In accordance with industry practice, certain telephone plant owned by C-TEC valued at $232 million is depreciated based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. At the time property is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation.


                   KIEWIT DIVERSIFIED GROUP

                 Notes to Financial Statements

 (2) Summary of Significant Accounting Policies (continued)
     ______________________________________________________

     Intangible Assets
     _________________

     Intangible assets consist of amounts allocated upon purchase of existing operations and development costs. These assets are amortized on a straight-line basis over the expected period of benefit, which does not exceed 40 years.

     The Group reviews the carrying amount of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the goodwill to the net carrying value of the goodwill.

     Pension Plans
     _____________

     The Group maintains defined benefit plans primarily for retired packaging employees. Benefits paid under the plans are based on years of service for hourly employees and years of service and rates of pay for salaried employees.

     Substantially all of C-TEC's employees are included in a trusteed noncontributory defined benefit plan. Upon retirement, employees are provided a monthly pension based on length of service and compensation.

     The plans are funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

     Reserves for Reclamation
     ________________________

     The Group follows the policy of providing an accrual for reclamation of mined properties, based on the estimated cost of restoration of such properties, in compliance with laws governing strip mining.

     Foreign Currencies
     __________________

     The local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes.
     Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue and expenses are translated
                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

 (2) Summary of Significant Accounting Policies (continued)
     ______________________________________________________

     Foreign Currencies (continued)
     _____________________________

     using average exchange rates prevailing during the year.
     Gains or losses resulting from currency translation are recorded as adjustments to stockholders' equity.

     Subsidiary Stock Sales and Issuances
     ____________________________________

     The Group recognizes gains and losses from the sales and issuances of stock by its subsidiaries.

     Earnings Per Share
     __________________

     Primary earnings per share of Class D Stock have been computed using the weighted average number of shares outstanding during each year. The number of shares used in computing primary earnings per share was 20,438,806 in 1994, 19,941,885 in 1993 and 20,126,768 in 1992. Fully diluted earnings per share have not been presented because it is not significantly different from primary earnings per share.

     Marketable Securities and Investments
     _____________________________________

     On December 25, 1993, the Group adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting of investments in equity securities with readily determinable fair values and all investments in debt securities. The statement does not apply to investments in equity securities accounted for under the equity method nor to investments in consolidated subsidiaries.

     Income Taxes
     ____________

     At the beginning of 1992, the Group adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial and tax basis for assets
                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

 (2) Summary of Significant Accounting Policies (continued)
     ______________________________________________________

     Income Taxes (continued)
     ____________

     and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In 1992, the Group recorded expense of $1 million, which represented the increase in the net deferred tax liabilities as a result of the accounting change. This amount has been reflected in the statements of earnings as a cumulative effect of a change in accounting principle.

     Reclassifications
     _________________

     Where appropriate, items within the financial statements and notes thereto have been reclassified from previous years to conform to current year presentation.

     Fiscal Year
     ___________

     The Group's fiscal year ends on the last Saturday in December. There were 53 weeks in the 1994 fiscal year and 52 weeks each in the fiscal years 1993 and 1992.

     MFS and C-TEC's fiscal years end on December 31.

                   KIEWIT DIVERSIFIED GROUP

                 Notes to Financial Statements

 (3) Corporate Activities
     ____________________

     Financial Structure
     ___________________

     Cash, cash equivalents and marketable securities were allocated to the Group and the Construction & Mining Group based upon the desired capital structure of the two at December 28, 1991. Financial statement impacts of dividends paid to holders of Class D Stock and repurchases and issuances of Class D Stock in 1994, 1993 and 1992 were reflected in their entirety in the Diversified Group's financial statements.

     The desired capital structure at December 28, 1991 for the Construction & Mining Group was stockholders' equity of $400 million. It was determined by PKS management that this was the appropriate level of equity at December 28, 1991 necessary for the Construction & Mining Group to continue its traditional construction and mining service businesses, based upon certain factors such as contract volume, prequalification requirements to bid on projects, bonding requirements of its outside insurance company, and working capital requirements. The capital structure of the Group consisted of the remaining equity of PKS and provided equity and liquidity to allow the Group the opportunity to invest in capital intensive businesses, a primary objective of the Reorganization.

                   KIEWIT DIVERSIFIED GROUP

                 Notes to Financial Statements

 (3) Corporate Activities (continued)
     _______________________________

     Financial Structure
     ___________________

     PKS has corporate assets, liabilities and related income and expense which are not separately identified with the ongoing operations of the Group or the Construction & Mining Group.
     The Group's 50% portion is as follows (in millions):

                                                 1994         1993
                                                 ____         ____
     Cash and cash equivalents                   $ 25         $ 47
     Marketable securities                         15           11
     Property, plant and equipment, net             5           12
     Other assets                                  16           11
                                                 ____         ____
       Total Assets                              $ 61         $ 81
                                                 ====         ====

     Accounts Payable                            $ 30         $ 27
     Convertible debentures                         1            2
     Notes to former stockholders                   6            8
     Liability for stock appreciation rights        1            2
     Other liabilities                              1            5
                                                 ____         ____
       Total Liabilities                         $ 39         $ 44
                                                 ====         ====

                                       1994       1993         1992
                                       ____       ____         ____

     Net investment income (expense)  $  1       $ (1)        $  3
     Other income (expense)             (2)         1            1

     Corporate General and Administrative Costs
     __________________________________________

     A portion of corporate general and administrative costs has been allocated to the Group based upon certain measures of business activities, such as employment, investments and sales, which method management believes to be reasonable. These allocations were $8 million, $10 million and $13 million in 1994, 1993 and 1992.

                   KIEWIT DIVERSIFIED GROUP

                 Notes to Financial Statements

 (3) Corporate Activities (continued)
     _______________________________

     Income Taxes
     ____________

     All domestic members of the PKS affiliated group, with the exception of MFS and C-TEC, are included in the consolidated U.S. income tax return filed by PKS. Accordingly, the provision for income taxes and the related payments or refunds of tax are determined on a consolidated basis. The financial statement provision and actual cash tax payments have been reflected in the Group's and Construction & Mining Group's financial statements in accordance with PKS' tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related cash flows and balance sheet amounts are allocated between the Group and the Construction & Mining Group, for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups. The provision for estimated United States income taxes for the Group does not differ materially from that which would have been determined on a separate return basis.

 (4) Discontinued Operations
     _______________________

     In 1990, the Group's management authorized the disposition of its packaging businesses. As a result, the financial statements reflect the packaging businesses as discontinued operations.

     Discontinued Packaging Operations for the year ended
     December 26, 1992 reflect the equity earnings of the Group's investment in a plastics joint venture, net of tax at the Group's statutory rate.













                   KIEWIT DIVERSIFIED GROUP

                 Notes to Financial Statements

 (5) Acquisitions
     ____________

     During 1994 and 1993, the Group and its subsidiaries acquired the entities described below. The Group has accounted for the transactions as purchases and consolidated the operating results since the acquisition dates. Purchase prices in excess of the fair market values of net assets acquired have been recorded as goodwill.

     On May 18, 1994, MFS acquired Centex Telemanagement, Inc.
     ("Centex") for $273 million, comprised of $202 million cash and $71 million of assumed liabilities. Centex provides telecommunications management services for small and medium-sized businesses. Centex operations have been integrated into MFS' subsidiary MFS Intelenet.

     On November 1, 1994, MFS acquired Cylix Communications Corporation ("Cylix") for $14 million, comprised of $2 million cash, $6 million MFS stock and $6 million of assumed liabilities. Cylix's data communications services provide connectivity from IBM compatible hosts to remote sites. Cylix operations have been integrated into MFS' subsidiary MFS Datanet.

     On November 14, 1994, MFS acquired RealCom Office Communications, Inc. ("RealCom") for $90 million, comprised of $7 million cash, $53 million MFS stock and $30 million of assumed liabilities. RealCom, a provider of telecommunications services, including long distance, equipment, and outsourcing, has been integrated into MFS Intelenet.

     Goodwill of $188 million resulting from the above purchases is being amortized on a straight-line basis over a 40 year life.

     In October 1993, the Group acquired 35% of the outstanding shares of C-TEC that have 57% of the available voting rights for $208 million. In September of 1994, C-TEC sold certain cellular businesses for approximately $190 million. At that time, the Group reallocated the original purchase price, assigning the cellular businesses a fair value equal to C-TEC's sale proceeds. The cellular results of operations for the period prior to the sale have been consolidated and are insignificant to the Group's operating results.



                   KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

 (5) Acquisitions (continued)
     ______________________

     In December of 1994, through its participation in the C-TEC rights offering ($153 million), the Group increased its ownership in C-TEC to 49% and 58% of the outstanding shares and voting rights. The difference between the investment and the increase in the Group's proportionate share of C-TEC's equity has been recorded as goodwill.

     The $177 million of goodwill from the C-TEC purchases is being amortized on a straight-line basis over lives of 30-40 years.

     The following unaudited pro forma information shows the results of the Group as though the C-TEC acquisition occurred at the beginning of 1992 and the MFS acquisitions occurred at the beginning of 1993. These results include certain adjustments, primarily increased amortization, and do not necessarily indicate future results, nor the results of historical operations had the acquisitions actually occurred on the assumed dates.

                                         1994       1993      1992
                                        _____      _____      _____
     (in millions, except per share
        data)

     Revenue                            $ 956      $ 903      $ 609
     Net earnings                          16        147         93
     Earnings per "D" share              0.78       7.37       4.63

 (6) Gain on Subsidiary's Stock Transactions, net
     ____________________________________________

     In May 1993, MFS sold 12.7 million shares of common stock to the public at an initial offering price of $20 per share for $233 million, net of certain transaction costs. An additional
     4.6 million shares were sold to the public in September 1993 at a price of $50 per share for $218 million, net of certain transaction costs. Substantially all of the net proceeds from the offerings funded MFS' growth.

     In 1994, the Group settled a contingent purchase price adjustment resulting from MFS' 1990 purchase of Chicago Fiber Optic Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Group, valued at current market prices, as payment of the obligation.


                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

 (6) Gain on Subsidiary's Stock Transactions, net
     ____________________________________________

     The above transactions, along with the Cylix, RealCom, and other MFS transactions (including issuances for employee stock options) reduced the Group's ownership in MFS to 67% and 71% at the end of 1994 and 1993. As a result, the Group recognized gains of $54 million and $211 million in 1994 and 1993 representing the increase in the Group's proportionate share of MFS equity. Deferred income taxes have been provided on these gains. The outside ownership has been included in minority interest.

 (7) Disposal of Packaging Businesses
     ________________________________

     In July 1992, the Group sold its equity investment in a plastics joint venture to Ball Corporation for $7 million. No significant gain or loss was recognized as a result of this transaction. The gain on disposal of discontinued operations in 1992 resulted from a $19 million adjustment to prior year tax estimates and an $8 million payment, net of tax, and a $1 million accrual, net of tax, relating to additional sales proceeds from the sale of Continental PET Technologies, Inc. This gain was partially offset by miscellaneous sales adjustments related to the 1991 and 1990 sales of certain discontinued packaging operations.

 (8) Disclosures about Fair Value of Financial Instruments
     _____________________________________________________

     The following methods and assumptions were used to determine classification and fair values of financial instruments:

     Cash and Cash Equivalents
     _________________________

     Cash equivalents generally consist of highly liquid instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value.









                   KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

 (8) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

     Marketable Securities and Non-current Investments
     _________________________________________________

     The Group has classified all marketable securities and non-current investments not accounted for under the equity method as available-for-sale. The amortized cost of the securities used in computing unrealized and realized holding gains and losses are determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses are reported as a separate component of stockholders' equity, net of tax.

                   KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

 (8) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

     At December 31, 1994 and December 25, 1993 the cost, unrealized holding gains and losses and estimated fair values of marketable securities and noncurrent investments were as follows:

                                     Unrealized  Unrealized
                          Amortized     Holding     Holding   Fair
                               Cost       Gains      Losses  Value
     _____________________________________________________________

     1994:

     Kiewit Mutual Fund:
       Short-term
         government            $  42         $ -        $  1  $  41

       Intermediate
         term bond              202           -           4    198

       Tax exempt                 5           -           -      5

     Equity securities            4           -           1      3

     U.S. debt securities       275           -           3    272

     Federal agency
       securities                77           -           -     77

     Municipal debt
       securities                 5           -           -      5

     Corporate debt
       securities               145           -           2    143

     Collateralized
       mortgage obligations      12           1           3     10
                              _____       _____       _____  _____
                              $ 767       $   1       $  14  $ 754
                              =====       =====       =====  =====

     Non-current Investments:
       Equity securities      $  59       $   5       $   2  $  62
                              =====       =====       =====  =====



                   KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

 (8) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

                                     Unrealized  Unrealized
                          Amortized     Holding     Holding   Fair
                               Cost       Gains      Losses  Value
     _____________________________________________________________
     1993:

     Marketable securities:
       Equity securities      $  50        $  2        $  2  $  50

       U.S. debt securities     496           -           -    496

       Municipal debt
         securities              88           -           -     88

       Foreign government
         debt securities         84           -           -     84

       Corporate debt
         securities             155           -           -    155

       Collateralized
         mortgage
         obligations
         and other               26           -           -     26
                               ____        ____        ____   ____
                               $899        $  2        $  2   $899
                               ====        ====        ====   ====

     Non-current investments:
       Equity securities       $ 80        $ 13        $  -   $ 93
                               ====        ====        ====   ====


     For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable securities were $2 million and $16 million in 1994 and $29 million and $39 million in 1993.









                   KIEWIT DIVERSIFIED GROUP

                 Notes to Financial Statements

 (8) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

     The contractual maturities of the debt securities are as follows:

                                Amortized Cost        Fair Value
                                ______________        __________

     U.S. debt securities:
       less than 1 year             $ 273               $ 270
       1-5 years                        2                   2
                                    _____               _____
                                    $ 275               $ 272
                                    =====               =====

     Federal agency
       securities:
       less than 1 year             $  77               $  77
                                    =====               =====

     Municipal debt
       securities:
         1-5 years                  $   4               $   4
         over 10 years                  1                   1
                                    _____               _____
                                    $   5               $   5
                                    =====               =====
     Corporate debt
       securities:
         less than 1 year           $ 117               $ 116
         1-5 years                     23                  22
         5-10 years                     1                   1
         over 10 years                  4                   4
                                    _____               _____
                                    $ 145               $ 143
                                    =====               =====

     Maturities for the mutual fund and collateralized mortgage obligations have not been presented as they do not have a single maturity date.

     Note Receivable from Sale of Discontinued Operations:
     ____________________________________________________

     The carrying amount approximates fair value due to the interest rate provided in the note.


                   KIEWIT DIVERSIFIED GROUP

                 Notes to Financial Statements

 (8) Disclosures about Fair Value of Financial Instruments
     (continued)
     _____________________________________________________

     Long-term Debt
     ______________

     The fair value of debt was estimated using the incremental borrowing rates of the Group for debt of the same remaining maturities.

 (9) Investments
     ___________

     During 1994, the Group purchased additional shares of California Energy Company, Inc. ("CECI") common stock for $29 million. The purchases, along with stock repurchases by CECI, increased the Group's ownership to 29%. The cumulative investment in common stock, accounted for on the equity method, totals $113 million, $62 million in excess of the Group's proportionate share of CECI's equity. The excess investment is being amortized over 20 years. Equity earnings, net of goodwill amortization, were $5 million, $7 million and $4 million in 1994, 1993 and 1992. CECI common stock is traded on the New York Stock Exchange. On December 31, 1994, the market value of the Group's investment in California Energy common stock was $140 million.

     In 1994, 1993, and 1992, the Group also recorded dividends in kind of $5 million, $5 million and $4 million declared by CECI consisting of voting convertible preferred stock. The stock dividends brought the Group's total investment in convertible preferred stock to $64 million at December, 31, 1994. On March 15, 1995 CECI exchanged the preferred stock for 9.5% convertible subordinated debentures (the "Debentures").

     In addition to the Debentures, the Group has 5.8 million options to purchase additional CECI shares.

     Investments also include equity securities classified as non-current and carried at the fair value of $62 million.









                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(10) Intangible Assets
     _________________

     Intangible assets consist of the following at December 31, 1994 and December 25, 1993 (dollars in millions):

                                           1994            1993
                                          _____           _____

     Goodwill                             $ 466           $ 229
     Franchise and subscriber lists         145             107
     Noncompete agreements                   15              11
     Licenses and rights-of-ways             15              22
     Deferred development costs              65              35
     Toll road franchise costs               75              40
     Deferred financing costs                19               -
                                          _____           _____
                                            800             444
     Less accumulated amortization          (67)            (17)
                                          _____           _____
                                          $ 733           $ 427
                                          =====           =====

                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(11) Long-Term Debt and Unutilized Borrowing Arrangements
     ____________________________________________________

     At December 31, 1994 and December 25, 1993, long-term debt consisting of a portion of PKS' notes to former stockholders and convertible debentures which have been allocated to the Group and the Construction & Mining Group, and specifically attributed debt was as follows:

     (dollars in millions)                           1994     1993
     _____________________________________________________________

     Telecommunications:

     MFS Long-term Debt (with recourse only to MFS):

       9.375% Senior Discount Notes, Due 2004,
         with semi-annual interest payments
         1999-2004                                 $  549    $   -

       Notes Payable, Due 1995, (Prime plus 1.5%)      16        -

     C-TEC Long-term Debt (with recourse only to C-TEC):

       Credit Agreement - National Bank for
         Cooperatives (7.63% due 1999)                128        -

       Mortgage notes payable to the United
         States of America -

         Rural Telephone Bank
          5% - 6.05%                                   -        64
          6.5% - 7%                                    -        58

         Federal Financing Bank
          7.69% - 8.36%                                -        14

       Senior Secured Notes -

         9.65%, with annual principal payments
           1996 through 1999 (includes
           unamortized premium of $6 and $7
           based on imputed rate of 6.12%)          156       157

         9.52% (includes unamortized premium
           of $4 based on imputed rate of
           6.93%)                                     -       104

                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(11) Long-Term Debt and Unutilized Borrowing Arrangements
     (continued)
     ____________________________________________________

     (dollars in millions)                           1994     1993
     _____________________________________________________________

       Revolving Credit Agreements and Other            4       30
                                                   ______   ______
                                                      853      427

     Other Long-term Debt:
       6.5% to 11.1% Notes to former
         stockholders due 1995-2001                     6        8
       6.25% to 10.5% Convertible debentures
         due 2000-2004                                  2        4
       Construction loans & other                      68       24
                                                   ______   ______
                                                      929      463

     Less current portion                             (30)     (11)
                                                   ______    _____
                                                   $  899    $ 452
                                                   ======    =====

                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(11) Long-Term Debt and Unutilized Borrowing Arrangements
     (continued)
     ____________________________________________________

     MFS issued the Senior Discount Notes ("Notes") in January of 1994. The Notes are accruing to the principal amount of $788 million through January 1999. Commencing July 15,
     1999 cash interest will be payable semi-annually.

     On or after January 15, 1999, the notes will be redeemable at the option of MFS, in whole or in part, as stipulated in the note agreement. In addition, under certain conditions related to a change in control, MFS may be required to repurchase all or any part of the notes as stipulated in the note agreement. The notes are senior unsecured obligations of MFS and are subordinated to all current and future indebtedness of MFS' subsidiaries, including trade payables. The notes contain certain covenants which, among other things, restrict MFS' ability to incur additional debt, create liens, enter into sale and leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates, and sell assets to or merge with another company.

     Notes payable consist of three notes assumed in 1994 MFS acquisitions. The notes accrue interest at prime plus 1.5% (10% at December 31, 1994) and mature in the first three months of 1995. The notes are collateralized by certain equipment of an MFS subsidiary.

     In March 1994, C-TEC's Telephone Group entered into a $135 million Credit Agreement with the National Bank for Cooperatives ("National"). The funds were used to prepay outstanding borrowings with the United States of America.

     The Senior Secured notes are collateralized by pledges of the stock of C-TEC's cable group. The notes contain restrictive covenants which require, among other things, specific debt to cash flow ratios.

     C-TEC's Revolving Credit agreements are collateralized by a pledge of the stock of C-TEC's cable group subsidiaries.








                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(11) Long-Term Debt and Unutilized Borrowing Arrangements
     (continued)
     ____________________________________________________

     The convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. Debentures were converted into 12,594, 14,322 and 10,468 shares of Class D common stock in 1994, 1993 and 1992. At December 31, 1994, 69,010 shares of Class D common stock are reserved for future conversions.

     Other long-term debt consists primarily of construction financing of a privately owned toll road which will be converted to term debt upon completion of the project. Variable interest rates on this debt ranged from 5% to 10% at December 31, 1994.

     The Group capitalized $7 million of interest in 1994.

     With the exception of MFS, the fair value of debt approximates the carrying amount. MFS debt has a fair market value of $496 million at December 31, 1994.

     Scheduled maturities of long-term debt through 1999 are as follows (in millions): 1995 - $30; 1996 - $36; 1997 - $55;
     1998 - $58 and $58 in 1999.

     The Group has the following unutilized borrowing arrangements at December 31, 1994:

     C-TEC's telephone group's agreement with National provides for an additional $7 million of borrowings. The agreement requires C-TEC to invest in Rural Telephone Bank stock for approximately 5% of the available amount.

     C-TEC's Revolving Credit agreements provide for an additional $22 million of borrowings collateralized by stock pledges from the cable group. The total commitments are reduced on a quarterly basis through maturity in September 1996.

     C-TEC also has an unused line of credit for $13 million under which unsecured borrowings may be made. Unused lines are cancelable at the option of the lenders.





                    KIEWIT DIVERSIFIED GROUP
                  Notes to Financial Statements

(12) Income Taxes
     ____________

     An analysis of the (benefit) provision for income taxes related to continuing operations before minority interest and cumulative effect of change in accounting principle for the three years ended December 31, 1994 follows:

     (dollars in millions)          1994         1993         1992
     _____________________________________________________________
     Current:
       U.S. federal                 $ 21         $ 24         $ 15
       Foreign                         2            -            -
       State                           4            4            3
                                    ____         ____         ____
                                      27           28           18
     Deferred:
       U.S. federal                  (29)          45            8
       Foreign                        (4)           -            -
       State                          (6)           -            -
                                    ____         ____         ____
                                     (39)          45            8
                                    ____         ____         ____
                                    $(12)        $ 73         $ 26
                                    ====         ====         ====

     The United States and foreign components of earnings (loss) for tax reporting purposes from continuing operations before minority interest, income taxes and cumulative effect of change in accounting principle follow:

     (dollars in millions)          1994         1993         1992
     _____________________________________________________________

     United States                 $ (30)       $ 251        $ 105
     Foreign                           1            -            2
                                   _____        _____        _____
                                   $ (29)       $ 251        $ 107
                                   =====        =====        =====

                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(12) Income Taxes (continued)
     _______________________

     A reconciliation of the actual provision for income taxes and the tax computed by applying the U.S. federal rate (35% in 1994 and 1993, and 34% in 1992) to the earnings from continuing operations before minority interest, income taxes and cumulative effect of change in accounting principle for the three years ended December 31, 1994 follows:

     (dollars in millions)          1994          1993        1992
     _____________________________________________________________

     Computed tax at statutory
       rate                         $(10)         $ 88        $ 36
     State income taxes                -             3           2
     Depletion                        (3)           (3)         (4)
     Dividend exclusion               (2)           (3)         (3)
     Tax exempt interest              (3)            -           -
     Equity earnings                   -             -          (2)
     Prior year tax adjustments      (51)          (12)          -
     Unutilized tax benefit due
       to net operating loss          50             -           -
     Goodwill amortization             4             -           -
     Other                             3             -          (3)
                                    ____          ____        ____
                                    $(12)         $ 73        $ 26
                                    =====         ====        ====
     _____________________________________________________________

     PKS files a consolidated federal income tax return including its domestic subsidiaries as allowed by the Internal
     Revenue Code. Possible taxes, beyond those provided, on remittances of undistributed earnings of foreign subsidiaries are not expected to be material.

                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(12) Income Taxes (continued)
     _______________________

     The components of the net deferred tax liabilities as of December 31, 1994 and December 25, 1993 were as follows:

     (dollars in millions)                      1994         1993
     ____________________________________________________________

     Deferred tax liabilities:
       Investments in joint ventures          $   83       $   92
       Asset bases - accumulated
         depreciation                            196          196
       Investment in subsidiaries                101           84
       Deferred coal sales                        11           12
       Other                                      24           38
                                              ______       ______

        Total deferred tax liabilities           415          422
                                              ______       ______

     Deferred tax assets:
     Compensation - retirement benefits           16           16
     Net operating losses realizable by
      subsidiaries                                84           52
     Alternative minimum tax credits of
       subsidiary                                 13           11
     Provision for estimated expenses             10            8
     Insurance claims                             10           (4)
     Other                                        43           30
     Valuation allowances                        (52)         (17)
                                              ______       ______
      Total deferred tax assets                  124           96
                                              ______       ______
       Net deferred tax liabilities           $  291       $  326
                                              ======       ======

     The Group's subsidiaries have federal income tax net operating loss carryforwards of approximately $225 million which begin to expire in 1997.

                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(13) Employee Benefit Plans
     ______________________

     The Group's defined benefit pension plans cover primarily packaging employees who retired prior to the disposition of the packaging operations. The expense related to these plans was approximately $1 million in 1994, $7 million in 1993 and $1 million in 1992.

     C-TEC maintains a separate defined benefit plan for substantially all of its employees. The prepaid cost and income related to this plan is not significant at December 31, 1994 or December 25, 1993.

     Substantially all employees of the Group, with the exception of stockholders and MFS and C-TEC employees, are covered under the Group's profit sharing plans. The expense related to these plans was $1 million in each of the last three years.

(14) Postretirement Benefits
     _______________________

     In addition to providing pension and other supplemental benefits, the Group provides certain health care and life insurance benefits primarily for packaging employees who retired prior to the disposition of certain packaging operations and C-TEC employees. Employees become eligible for these benefits if they meet minimum age and service requirements or if they agree to contribute a portion of the cost. These benefits have not been funded.

     The net periodic costs for health care benefits were $1 million in 1994 and $4 million in 1993 and 1992. The net periodic costs for life insurance benefits were $1 million, $2 million, and $2 million in 1994, 1993 and 1992. In all years, the costs related primarily to interest on accumulated benefits.













                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(14) Postretirement Benefits (continued)
     __________________________________

     The accrued postretirement benefit liability as of December
     31, 1994 was as follows:

     (dollars in millions)
     ___________________________________________________________

                                           Health         Life
                                          Insurance     Insurance
                                          _________     _________

     Retirees                               $  31         $  15
     Fully eligible active plan
       participants                             -             -
     Other active plan participants             1             -
                                            _____         _____
       Total accumulated postretirement
         benefit obligation                    32            15
     Unrecognized prior service cost           21             1
     Unrecognized net loss                     (5)           (1)
                                            _____         _____
        Accrued postretirement benefit
          liability                         $  48         $  15
                                            =====         =====

     The unrecognized prior service cost resulted from certain modifications to the postretirement benefit plan which reduced the accumulated post-retirement benefit obligation. The Group may make additional modifications in the future.

     An 7.7% increase in the cost of covered health care benefits was assumed for fiscal 1994. This rate is assumed to gradually decline to 6.2% in the year 2020 and remain at that level thereafter. A 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation ("APBO") by less than $1 million at year-end 1994. The weighted average discount rate used in determining the APBO was 8.0%.

                   KIEWIT DIVERSIFIED GROUP

                 Notes to Financial Statements

(15) Stockholders' Equity
     ____________________

     PKS is generally committed to purchase all Class D Stock in accordance with the Restated Certificate of Incorporation. Issuances and repurchases of common shares, including conversions, for the three years ended December 31, 1994 were as follows:

                                                             D
                                                           Stock
                                                        _________

     Shares issued in 1992                              1,019,553
     Shares repurchased in 1992                         1,693,353
     Shares issued in 1993                                748,026
     Shares repurchased in 1993                           841,808
     Shares issued in 1994                                777,556
     Shares repurchased in 1994                           396,684

(16) Investment Income, net
     ______________________

     Investment income includes interest income of $57 million, $41 million, and $57 million in 1994, 1993 and 1992; gains and losses on the sale of securities; equity earnings; and dividend income. Net losses on the sales of securities and permanent writedown of certain derivative and other securities of $14 million, $35 million, and $13 million partially offset interest income in 1994, 1993, and 1992.

(17) Other, net
     __________

     Other, net in 1994 includes $6 million of losses on the early extinguishment of debt by C-TEC.

(18) Industry and Geographic Data
     ____________________________

     The Diversified Group's continuing operations are conducted domestically in two reportable business segments: mining and telecommunications.

     In 1994 Commonwealth Edison Company accounted for 14% of the
     Group's revenues.



                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(18) Industry and Geographic Data (continued)
     ________________________________________

     In 1993, Commonwealth Edison Company, Detroit Edison Company and the Department of General Services - State of Iowa accounted for 29%, 10%, and 11%, respectively, of revenue. In 1992, these same entities accounted for 26%, 11%, and 13% of revenue.

     The information below summarizes the Diversified Group's operations in different industries:

     Industry Data (dollars in millions)    1994     1993     1992
     _____________________________________________________________

     Revenue:
       Mining                            $   225  $   210  $   234
       Telecommunications                    578      189      109
       Other                                  18        9        9
                                         _______  _______  _______
                                         $   821  $   408  $   352
                                         =======  =======  =======
     Operating earnings (loss):
       Mining                            $    76  $    75  $    76
       Telecommunications                   (109)     (24)     (11)
       Other                                 (25)     (40)     (33)
                                         _______  _______  _______
                                         $   (58) $    11  $    32
                                         =======  =======  =======

     Identifiable assets:
       Mining                            $   136  $   146  $   159
       Telecommunications                  2,575    1,682    1,682
       Other                                 111       68       31
       Corporate (1)                         727      863    1,156
                                         _______  _______  _______
                                         $ 3,549  $ 2,759  $ 2,809
                                         =======  =======  =======

     Capital Expenditures:
       Mining                             $   3   $     5  $     8
       Telecommunications                   426       127       80
       Other                                 16         3        -
       Corporate                              5         4        1
                                          _____   _______  _______
                                          $ 450   $   139  $    89
                                          =====   =======  =======



                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(18) Industry and Geographic Data (continued)
     ________________________________________

     Industry Data (dollars in millions)    1994     1993     1992
     _____________________________________________________________

     Depreciation, depletion and
       amortization:
         Mining                            $  11    $  12    $  12
         Telecommunications                  149       35       21
         Other                                 4        3        4
         Corporate                             1        1        2
                                           _____    _____    _____
                                           $ 165    $  51    $  39
                                           =====    =====    =====
     _____________________________________________________________

     (1) Principally cash, cash equivalents, marketable securities, notes receivable from sales of discontinued operations and investments in all years.
                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(19) Related Party Transaction
     _________________________

     The Group receives certain mining services from the Construction & Mining Group. The expense for these services was $29 million for each of the last three years.

(20) Other Matters
     _____________

     PKS's management has asked the Internal Revenue Service to issue a ruling (the "Ruling") that would permit PKS to make a tax-free distribution of its entire ownership interest in MFS to the Class D stockholders (the
     "Spin-off"). PKS's management intends to propose a plan (the "Plan") to implement the Spin-off to PKS's Board of Directors during the second quarter of 1995. If the Board of Directors approves the Plan, and the Internal Revenue Service issues the Ruling, PKS could complete the Spin-off as early as the third quarter of 1995.

     The Spin-off might not occur. For example, PKS might not receive the Ruling or the Board might not adopt the plan.
     In addition, the issuance of the MFS Preferred Stock necessary to obtain the Ruling (as described below), would require a favorable vote from a majority of the minority common stockholders of MFS, other than KDG, present and voting in person or by proxy at a special MFS stockholders meeting. If the favorable vote is not received, MFS would not be able to issue the MFS preferred stock and PKS would not be able to complete the spin-off. Also, the spin-off is subject to receipt of certain other approvals, some of which might not be received. Finally, if PKS's Board of Directors adopts the plan, it would reserve the right to abandon, defer or modify the spin-off at any time.

     MFS has agreed in principle to issue KDG a special class of high-vote convertible preferred stock (the "MFS Preferred Stock") designed to permit PKS to satisfy certain requirements for receiving the Ruling. MFS would issue the Preferred Stock to KDG in exchange for the transfer by KDG to MFS of approximately 3.0-3.5 million of the shares of MFS common stock currently held by KDG. KDG anticipates that the MFS Preferred Stock (i) would have a face value of approximately $15-25 million, (ii) would be convertible into MFS common stock at any time after the first anniversary of the date the MFS Preferred Stock is issued, (iii) would have dividend rate and a conversion premium determined by market

              KIEWIT CONSTRUCTION & MINING GROUP

                  Notes to Financial Statements

(20) Other Matters (continued)
     _________________________

     conditions at the time that the MFS Preferred Stock is issued,
     (iv) would be redeemable at par six years after the date of issuance, and (v) would be non transferable for six years after the date of issuance except under certain limited circumstances. At the option of MFS, dividends on the MFS Preferred Stock could be paid either in cash or in shares of MFS Common Stock. Each share of MFS Preferred Stock would have approximately five votes per share in any election of MFS directors. If the Spin-off occurs, PKS would distribute to Class D stockholders both the MFS Preferred Stock and all of the common stock of MFS then held by KDG. If the Spin-off does not occur, MFS would not issue the MFS Preferred Stock to KDG.

     The Plan would provide for an exchange offer (the "Exchange Offer") by PKS for Class C Stock, to be completed before the Spin-off. Under an Exchange Offer, PKS would offer to exchange Class D Stock for some or all of its outstanding Class C Stock on terms similar to those upon which Class C Stock can be converted into Class D Stock during the annual conversion period provided in the Company's Certificate of Incorporation. As a result, Class C Stockholders wanting to convert Class C Stock to Class D Stock would not be disadvantaged if the Spin-off were to be completed before the next conversion permitted by the Certificate of Incorporation. If an Exchange Offer could not be completed prior to the next conversion under the Certificate of Incorporation, PKS probably would defer any Spin-off until the first quarter of 1996.

     The Group is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Group's financial position or results of operations.

     In many pending proceedings, the Group is one of numerous defendants who may be "potentially responsible parties" liable for the cleanup of hazardous substances deposited in landfills or other sites. The Group has established reserves to cover its probable liabilities for environmental cases and believes that any additional liabilities will not materially affect the Group's financial condition or results of operations.




                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(20) Other Matters (continued)
     _________________________

     In 1994, several former stockholders of an MFS subsidiary filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in
     September 1992.  MFS completed an initial public offering in
     May 1993.  Plaintiffs allege that MFS fraudulently   concealed
     material information about its plans from them, causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Defendants expect that a trial will be held in summer 1995. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement. Any settlement amount would be treated as an adjustment of the original purchase price and recorded as additional goodwill.

     In 1974, a subsidiary of the Company ("Kiewit"), entered into a lease agreement with Whitney Benefits, Inc., a Wyoming charitable corporation ("Whitney"). Whitney is the owner, and Kiewit is the lessee, of a coal deposit underlying approximately a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In 1983, Whitney and Kiewit filed an action now titled Whitney Benefits, Inc. and Peter Kiewit Sons', Co. v. The United States, in the U.S. Court of Federal Claims ("Claims Court") alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims Court ruled that a taking had occurred and awarded plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Court of Appeals for the Federal Circuit Court affirmed the decision of the claims court. In 1991, the U.S. Supreme Court denied certiorari. In February 1994, the Claims Court issued an opinion which provided that the $60 million judgement would bear interest compounded annually from 1977 until payment. Interest for the 1977-1994 period is $249 million. Kiewit and Whitney have agreed that Kiewit and Whitney will receive 67.5 and 32.5 percent, respectively, of any award. Any payments received by Kiewit will be the property of Peter Kiewit Sons'


                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(20) Other Matters (continued)
     _________________________

     Co., a subsidiary of KDG.

     The government filed two-post trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the value of the property. The government also filed a motion to reopen and set aside the 1989 judgement as void and to dismiss plaintiff's complaint for lack of jurisdiction. In May 1994, the Claims Court entered an order denying both motions. The government appealed that order, as well as the order regarding compound interest. A hearing on these appeals was held February 10, 1995. It is not presently known when these proceedings will be concluded, what amount Kiewit will ultimately receive, nor when payment of that amount will occur.

     A subsidiary of the Group, Continental Holdings Inc., remains contingently liable as a guarantor of $103 million of debt relating to various businesses which have been sold.

     The Group leases various buildings and equipment under both operating and capital leases. Minimum rental payments on buildings and equipment subject to noncancelable operating leases during next 11 years aggregate $227 million.

     It is customary in the Group's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Group in accordance with specified terms and conditions. As of December 31, 1994, the Group had outstanding letters of credit of approximately $40 million.

(21) Subsequent Event
     ________________

     In February 1995, CECI completed the purchase of Magma
     Power Company. The cash transaction, valued at $950 million was partially financed by the sale of 17 million shares of common stock at $17 per share. As part of this transaction, the Group purchased 1.5 million shares, effectively reducing its ownership percentage of common stock in CECI to 22%.

     C-TEC entered into a merger agreement with Twin County Trans Video, Inc. ("Twin County") and its shareholders. Twin County provides cable television service to 74,000 subscribers in eastern Pennsylvania. The transaction, subject to regulatory
                    KIEWIT DIVERSIFIED GROUP

                  Notes to Financial Statements

(21) Subsequent Event (continued)
     ____________________________

     approval and other conditions, is expected to close in the second quarter of 1995. In consideration for all the capital stock of Twin County, C-TEC will pay $48 million in cash, issue a $4 million note and issue $52 million in exchangeable preferred stock of its subsidiary, C-TEC Cable Systems, Inc. The preferred stock will be exchangeable in C-TEC common stock under certain conditions.

     In January 1995, C-TEC entered into an agreement to purchase Buffalo Valley Telephone Company. The aggregate consideration for the purchase ($55 million) will be a combination of cash and convertible preferred stock in the Telephone Group. The transaction is expected to close in the third quarter of 1995. Buffalo Valley Telephone
     Company provides local telephone service to 17,300 access lines in central Pennsylvania.

     Also in January 1995, C-TEC purchased, for $84 million in cash, a forty percent equity position in Megacable, S.A. De C.V., Mexico's second largest cable television operator with 174,000 subscribers in twelve cities. The purchase price is subject to adjustments based on fourth quarter 1995 exchange rates.

     In March 1995 the Group settled its liability with respect to certain postretirement life insurance benefits.
     The Group has purchased insurance coverage from a third party insurance company for approximately $14 million to be paid over the next seven years.

     The postretirement life insurance benefits were provided for packaging employees who retired prior to the disposition of certain packaging operations. The settlement will not have a material impact on the Group's financial position or results of operations.

                                                       SCHEDULE  II


                    KIEWIT DIVERSIFIED GROUP

         Valuation and Qualifying Accounts and Reserves

                            Additions
                 Balance,  Charged to                      Balance
                Beginning   Costs and                       End of
                of Period    Expenses  Retirements  Other   Period
__________________________________________________________________


Year ended
  December 31,
  1994
______________

Allowance for
  doubtful
  trade
  accounts         $  2          $  1       $  (1)   $  -     $  2

Reserves:
  Retirement
    benefits       $ 71          $  2       $  (6)   $  -     $ 67

Year ended
  December 25,
  1993
______________

Allowance for
  doubtful trade
  accounts         $  5          $  1        $ (4)   $  -     $  2

Reserves:
 Retirement
  benefits           74            12         (17)      2       71

Year ended
  December 26,
  1992
______________

Allowance for
  doubtful trade
  accounts         $  5          $  -         $  -   $  -     $  5

Reserves:
  Retirement
  benefits           58             8          (8)     16(a)    74


(a) In 1992, adjustment made in accordance with SFAS No. 109 to adjust remaining retirement benefits, acquired in prior business acquisitions, recorded net of tax, to their pre-tax amounts.

                   KIEWIT DIVERSIFIED GROUP

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


    The financial statements of the Diversified Group ("the Group") include the financial position, results of operations and cash flows for the businesses of PKS other than its construction business and certain mining service businesses, and include a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operations of the Group or the Construction & Mining Group. The Group's share of corporate assets and liabilities and related transactions includes amounts to reflect certain financial activities, corporate general and administrative costs, common stock transactions and income taxes. See Notes 1 and 3 to the Group's financial statements.

               Results of Operations 1994 vs. 1993
               ___________________________________

Mining
______

     Mining revenue rose 7% in 1994 primarily due to an increase in spot sales. Mining gross profits were 47% in 1994 and 50% 1993.

     Alternate source coal sales by Black Butte in 1994 were consistent with 1993. Alternate source coal consists of coal purchased from unaffiliated mines located in the Powder River Basin area of Wyoming and from the Company's 50% owned Decker mine in Montana. In 1994, alternate source coal sales accounted for 33% of revenues and 50% of gross profits compared to 34% and 54% in 1993.

     See "Legal Proceedings" with respect to the Whitney Benefits case.

Telecommunications
__________________

     In 1994 telecommunications revenues increased 205% from 1993. MFS and C-TEC each generated 50% of the revenues and were responsible for 38% and 62% of the increase.

     Telecommunications services revenue for MFS increased 227% from $70 million in 1993 to $229 million in 1994. Over 70% of the increase relates to the acquisitions of Centex, RealCom and Cylix during 1994. The remaining increase resulted from additional market penetration in all other telecommunication services.



                     KIEWIT DIVERSIFIED GROUP

        Results of Operations 1994 vs. 1993 (continued)
        _______________________________________________

Telecommunications (continued)
_____________________________

     MFS' network systems integration services group refocused its attention in 1994 to the design and construction of MFS' own networks. The completion of the Iowa job and increased emphasis on affiliated work contributed to a decline in third party revenues to $58 million in 1994 from $71 million in 1993. Had the group been allowed to recognize the MFS network construction revenues, total revenues would have been $156 million and $116 million in 1994 and 1993.

    C-TEC generated revenues for the Company of $291 million and $48 million in 1994 and 1993. The 1993 figure represents activity since the acquisition date. C-TEC's Telephone group, Cable group and Long Distance group had revenues of $122 million, $95 million and $30 million in 1994. The cellular group, sold in 1994, and communications services group generated the balance.

    Telecommunications cost of revenue increased 202% in 1994. Of the total increase in costs, MFS accounted for 59% of the increase and incurred 64% of the costs while C-TEC accounted for 41% of the increase and incurred 36% of the total costs.

     Costs associated with the MFS' telecommunications revenues totaled $294 million and $80 million in 1994 and 1993. In addition to the acquisitions, higher costs associated with the expansion of Intelenet, Datanet and international businesses and the direct costs associated with operating additional networks were responsible for the increase. Also contributing to the increase was additional depreciation of the MFS' networks and the amortization of goodwill resulting from the acquisitions.

     Network systems integration services operating expenses decreased from $55 million in 1993 to $48 million in 1994. The change is primarily due to a decrease in the level of services provided to third parties, particularly the State of Iowa.

     The cost of revenue for C-TEC included in the Company's results was $189 million and $42 million in 1994 and 1993. The costs in 1994 are primarily attributable to the Telephone group - $57 million, the Cable group - $71 million and the Long Distance group - $23 million.






                    KIEWIT DIVERSIFIED GROUP

        Results of Operations 1994 vs. 1993 (continued)
        _______________________________________________

General and Administrative Expenses
___________________________________

     General and administrative expenses doubled in 1994. The telecommunications segment generated the entire increase.

     The inclusion of a full year of operations is responsible for C-TEC's increase. Overall, C-TEC's general and administrative expenses remained fairly consistent in 1994. The increase in MFS is primarily due to their acquisitions in 1994 and higher costs associated with expanding domestic and international operations. MFS expects to incur significant expenses in 1995 to further develop its integrated, single source telecommunications, high-speed data communications and international services.

Gain on Subsidiary's Stock Transactions, net
____________________________________________

     In 1994, the Group settled a contingent purchase price adjustment resulting from MFS' 1990 purchase of Chicago Fiber Optic Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Group, valued at market prices, as payment of the obligation. This transaction, along with the MFS issuance of stock for the Cylix and RealCom acquisitions and MFS employee stock options, resulted in a $54 million pre-tax gain to the Group. Deferred taxes have been provided on these gains.

Investment Income, net
______________________

     The improvement in investment income is directly attributable to a decline of $21 million in losses from the sale and writedown of derivative and other securities, and a $16 million increase in interest income. Developmental expenses of $4 million associated with the international energy projects being jointly developed by the Company and CECI partially offset the above improvements.

Interest Expense, net
_____________________

     Interest expense increased significantly in 1994. The $41 million interest expense associated with the $500 million debt issuance by MFS in early 1994 and a full year of interest on C-TEC debt, $33 million, are primarily responsible for the increase.


                    KIEWIT DIVERSIFIED GROUP

        Results of Operations 1994 vs. 1993 (continued)
        _______________________________________________

Other, net
__________

     Debt prepayment penalties incurred by C-TEC ($6 million) and 1993 income from miscellaneous price adjustments on packaging sales ($5 million) are primarily responsible for the decline in Other.

Income Taxes
____________

     The effective income tax rate for earnings (loss) from
continuing operations is 41% in 1994 and 29% in 1993.   Adjustments
to prior year tax provisions offset unutilized tax benefits due to net operating losses incurred by MFS.

              Results of Operations - 1993 vs. 1992
              _____________________________________

Mining
______

    Mining revenue decreased 10% in 1993. The renegotiation of agreements with Commonwealth Edison Company ("Commonwealth"), ceased sales of undivided interests in coal reserves. Such sales accounted for approximately $40 million or 17% of the total mining revenue recognized in 1992. The absence of the sale of undivided interests to Commonwealth in 1993, was partially offset by a rise in tonnage shipped and an approximate $4 increase in average price per ton of coal shipped.

    Alternate source coal sales by the Black Butte mine produced the increase in the average price per ton of coal shipped. Alternate source coal consists of coal purchased from two unaffiliated mines located in the Powder River Basin area of Wyoming and from a mine in which the Group has a 50% interest. The purchased coal is sold to Commonwealth under terms of the renegotiated agreements. Alternate source coal sales in 1993 comprised 34% of 1993 mining revenue.

    The gross margin on mining revenue increased to 50% in 1993 from 44% in 1992. Alternate source coal sales, which result in larger margins than mined coal, led to the increase.







                   KIEWIT DIVERSIFIED GROUP

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

        Results of Operations - 1993 vs. 1992 (continued)
        _________________________________________________

Telecommunications
__________________

    In 1993, the components of telecommunications revenue were as follows: 37% - MFS Communications Company, Inc. ("MFS") telecommunications services; 38% - MFS network systems integration and facilities management services; and 25% - C-TEC operations. In 1992, revenue was comprised of 44% telecommunications services and 56% network systems integration and facilities management services.

    MFS telecommunications revenue increased from $48 million to $70 million, an increase of 46%. The majority of the increase resulted from sales of additional services to existing customers and, to a lesser extent, further market penetration. The growth of services in New York City, the expansion of networks in Boston, Chicago and the Washington, D.C. metropolitan area, and new services provided by MFS Datanet and MFS Intelenet also contributed to the revenue increase.

    Third party revenue from services offered by the Company's network systems integration and facilities management segment increased from $61 million in 1992 to $71 million in 1993, a 16% increase. The increase primarily resulted from network system integration projects in the United Kingdom and for the State of Iowa. MFS purchased the other 50% interest in a partnership providing network systems integration services to customers in the United Kingdom, thereby increasing revenue from that country. The network system integration and facilities management services segment had third party backlog of $110 million at December 31, 1993.

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




                   KIEWIT DIVERSIFIED GROUP

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

        Results of Operations - 1993 vs. 1992 (continued)
        _________________________________________________

Telecommunications (continued)
_____________________________

    MFS telecommunications operating expenses increased from $48 million to $80 million in 1993, a 67% increase. The increase reflects operating costs associated with MFS Datanet and MFS Intelenet services and higher costs associated with the new and expanded networks. Increased depreciation of existing networks accounts for nearly 41% of the increase.

    MFS network systems integration and facilities management services operating expenses increased from $49 million to $55 million in 1993, a 12% increase. The increase directly relates to increased activity on several network systems integration projects, primarily direct costs associated with the projects in the United Kingdom and for the State of Iowa.

    Two months of C-TEC activity accounted for $42 million of telecommunications expenses. The telephone and cable television groups generated the majority of these costs.

    Progress on the network systems integration project for the State of Iowa was delayed in June and July 1993 by significant rainfall and flooding. The additional cost resulting from the floods did not materially impact the Group's telecommunications operations.

General and Administrative Expenses
___________________________________

    General and administrative expenses increased 21% in 1993. Costs incurred in developing MFS Datanet and MFS Intelenet account for a large portion of the increase. MFS expects to incur significant expense developing the high-speed data communications and integrated, single-source telecommunication services in 1994. Increased legal costs, primarily reserves established for environmental matters (See "Legal Proceedings"), also contributed to the increase.








                   KIEWIT DIVERSIFIED GROUP
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

        Results of Operations - 1993 vs. 1992 (continued)
        _________________________________________________

Gain on Subsidiary's Stock Issuances, net
_________________________________________

    In May 1993, MFS sold 12.7 million shares of common stock to the public at an initial offering price of $20 per share for $233 million, net of certain transaction costs. An additional 4.6 million shares were sold to the public in September 1993 at price of $50 per share for $218 million, net of certain transaction costs. These transactions reduced the Group's ownership interest in MFS to 71% at December 25, 1993. Substantially all of the net proceeds from the offerings funded MFS' growth. Prior to the initial public offering, MFS was a wholly-owned subsidiary of the Group.

    As a result of the above transactions, the Group recognized a pre-tax gain of $211 million representing the increase in the Group's equity in the underlying net assets of MFS. Deferred income taxes have been provided on this gain.

Investment Income, net
______________________

    Investment income decreased $51 million or 65% in 1993. The decline primarily relates to a $21 million increase in realized losses and permanent valuation adjustments on marketable securities, including certain derivatives. Interest income declined by $16 million due to lower interest rates and to a change in portfolio mix. Dividend income decreased by $10 million due to dividends accrued in 1992 on an investment in United States Can Company preferred stock redeemed in March of 1993. Slight increases in equity earnings and miscellaneous income partially offset the declines noted above.

Interest Expense
________________

    Interest expense increased by $2 million or 22% in 1993. The increase is due to the C-TEC debt assumed in the acquisition. Interest on C-TEC debt during the last two months approximated $6 million. The extinguishment of significant debt in 1992 partially offset the additions of C-TEC interest.

Other, net
__________

     Other income increased in 1993 due to $5 million of miscellaneous price adjustments on packaging sales.
                    KIEWIT DIVERSIFIED GROUP

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

        Results of Operations - 1993 vs. 1992 (continued)
        _________________________________________________

Income Taxes
____________

    The effective income tax rate for earnings from continuing operations is 29% in 1993 and 24% in 1992. An adjustment to prior year tax provisions significantly impacted the effective rate in 1993. The increase in effective rates from 1992 to 1993 is due to dividend exclusions, mineral depletion expenses, and equity earnings being a larger percentage of taxable income in the prior year. The 1993 Federal Income tax rate change did not have a material impact on the Group's financial results.

                   KIEWIT DIVERSIFIED GROUP

             Financial Condition - December 31, 1994
             _______________________________________

The Group's working capital decreased $24 million or 2% during 1994.

Cash used in investing activities includes $450 million of capital expenditures (82% for MFS networks), $207 for MFS acquisitions, $35 millon for deferred toll road franchise costs and $29 million for the purchase of CECI stock. Partially offsetting these uses were $182 million of proceeds from the sale of C-TEC's cellular properties and $137 million of net proceeds from marketable securities activity.

Net financing activities generated $478 million during 1994, the majority of which related to MFS and C-TEC. MFS' debt issuance resulted in net proceeds of $482 million and C-TEC borrowings, primarily for refinancing, totalled $148 million. C-TEC also raised $217 million, $153 from the Group, in a December rights offering. Long-term debt paid off by C-TEC totalled $284 million.

Stock transactions also contributed significant cash in 1994. The exchange of B & C stock for D stock netted $42 million which exceeded stock repurchases of $20 million.

In addition to the C-TEC and MFS activities described below, the Group anticipates making significant investments in its energy businesses - including its joint venture agreement with California Energy covering international power project development activities
- - - and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchases of common stock. The Group's current financial condition and borrowing capacity should be sufficient for these cash requirements and investing activities.

The funds generated from the rights issuance and the cellular sale enabled C-TEC to fund the Megacable acquisition, pursue the Twin County and Buffalo Valley purchases, prepay cerain indebtedness and meet its current working capital requirements. C-TEC intends to utilize its available cash balance to develop full service networks using certain existing cable and telephone systems, and pursue additional acquisitions, joint ventures or similar strategic investments in the telecommunications industry.

MFS requires significant capital to fund future building expansion and acquisition of communications networks in major metropolitan areas. As part of a 3-5 year $1 billion expansion plan announced in 1993, MFS intends to invest up to $400 million for network construction & equipment purchases in 1995.


                   KIEWIT DIVERSIFIED GROUP

     Financial Condition - December 31, 1994 (continued)
     __________________________________________________

To continue the funding of the 1993 expansion plan, MFS expects to finalize arrangements for a $250 million secured revolving credit facility ("Credit Facility") with a syndicate of commercial banks in the second quarter of 1995. MFS anticipates that the Credit Facility, together with cash on hand and internally generated funds, will be sufficient to fund its anticipated operating losses, working capital needs and the remaining capital spending requirements necessary to complete its expansion. MFS may, however, obtain vendor financing as an alternative to utilization of all or a portion of the Credit Facility.

MFS intends to issue approximately $250 million of mandatorily convertible preferred stock in the second quarter of 1995 to provide the capital necessary to fund additional expansion opportunities arising from recent regulatory, legislative, and competitive developments. MFS will continue to consider other opportunities to sell equity or debt securities in the public or private markets to maintain the financial flexibility to react to opportunities while cost-effectively funding the capital investments required to implement its expansion plan.

MFS, from time to time, evaluates acquisitions in pursuit of its business strategy, either as an alternative to constructing networks or introducing services that complement existing and/or planned services. Such acquisitions may be significant in size and could use a substantial portion of MFS' available cash. As discussed above, MFS may fund future activity through additional debt or equity financing.

MFS has also had discussions with other communications entities concerning the establishment of possible strategic relationships, including transactions involving acquisitions, combinations and equity investments in MFS or one of its subsidiaries. MFS intends to consider appropriate opportunities to establish strategic relationships.

PKS's management has asked the Internal Revenue Service to issue a ruling (the "Ruling") that would permit PKS to make a tax-free distribution of its entire ownership interest in MFS to PKS's Class D stockholders (the "Spin-off"). PKS's management intends to propose a plan (the "Plan") to implement the Spin-off to PKS's Board of Directors during the second quarter of 1995. If the Board of Directors approves the Plan, and the Internal Revenue Service issues the Ruling, PKS could complete the Spin-off as early as the third quarter of 1995.




                   KIEWIT DIVERSIFIED GROUP

     Financial Condition - December 31, 1994 (continued)
     __________________________________________________

The Spin-off might not occur. For example, PKS might not receive the Ruling or the Board might not adopt the plan. In addition, the issuance of the MFS Preferred Stock necessary to obtain the Ruling (as described below), would require a favorable vote from a majority of the minority common stockholders of MFS, other than KDG, present and voting in person or by proxy at a special MFS stockholders meeting. If the favorable vote is not received, MFS would not be able to issue the MFS preferred stock and PKS would not be able to complete the spin-off. Also, the spin-off is subject to receipt of certain other approvals, some of which might not be received. Finally, if PKS's Board of Directors adopts the plan, it would reserve the right to abandon, defer or modify the spin-off at any time.

MFS has agreed in principle to issue KDG a special class of high-vote convertible preferred stock (the "MFS Preferred
Stock") designed to permit PKS to satisfy certain requirements for receiving the Ruling. MFS would issue the Preferred Stock to KDG in exchange for the transfer by KDG to MFS of approximately 3.0-3.5 million of the shares of MFS common stock currently held by the KDG. PKS anticipates that the MFS Preferred Stock (i) would have a face value of approximately $15-25 million, (ii) would be convertible into MFS common stock at any time after the first anniversary of the date the MFS Preferred Stock is issued, (iii) would have dividend rate and a conversion premium determined by market conditions at the time that the MFS Preferred Stock is issued, (iv) would be redeemable at par six years after the date of issuance, and (v) would be non transferable for six years after the date of issuance except under certain limited circumstances. At the option of MFS, dividends on the MFS Preferred Stock could be paid either in cash or in shares of MFS Common Stock. Each share of MFS
Preferred Stock would have approximately five votes per share in any election of MFS directors. If the Spin-off occurs, PKS would distribute to Class D stockholders both the MFS Preferred Stock and all of the common stock of MFS then held by KDG. If the Spin-off does not occur, MFS would not issue the MFS Preferred Stock to KDG.

The Plan would provide for an exchange offer (the "Exchange Offer") by PKS for Class C Stock, to be completed before the Spin-off. Under an Exchange Offer, PKS would offer to exchange Class D Stock for some or all of its outstanding Class C Stock on terms similar to those upon which Class C Stock can be converted into Class D Stock during the annual conversion period provided in the Company's Certificate of Incorporation. As a result, Class C Stockholders wanting to convert Class C Stock to Class D Stock would not be disadvantaged if the Spin-off were to

                   KIEWIT DIVERSIFIED GROUP

     Financial Condition - December 31, 1994 (continued)
     __________________________________________________


be completed before the next conversion permitted by the Certificate of Incorporation. If an Exchange Offer could not be completed prior to the next conversion under the Certificate of Incorporation, PKS probably would defer any Spin-off until the first quarter of 1996.