Form 10-K/A
period 1994-12-31
KIEWIT PETER SONS INC
filed 1995-04-27
CIK 794323

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



The following amendment is filed for the purpose of attaching
Exhibit 27 - Financial Data Schedule to our 1994 10-K filing.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Peter Kiewit Sons', Inc.



                                     /s/ Robert E. Julian
Dated:  April 26, 1995             Robert E. Julian
                                   Executive Vice President
                                   Chief Financial Officer