Form 10-Q
period 1995-03-31
KIEWIT PETER SONS INC
filed 1995-05-15
CIK 794323

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1995

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

     The number of shares outstanding of each class of the issuer's common stock, as of May 1, 1995:

  Class B Common Stock.........................     884,400 shares
  Class C Common Stock.......................... 12,992,755 shares
  Class D Common Stock.......................... 21,251,448 shares

                        PETER KIEWIT SONS', INC.

                    Part I - Financial Information


                                                             Page

Item 1.  Financial Statements

               Consolidated Condensed Statements of Operations
               Consolidated Condensed Balance Sheets
               Consolidated Condensed Statements of Cash Flows
               Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


                        Part II - Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                        PETER KIEWIT SONS', INC.

             Consolidated Condensed Statements of Operations
                             (unaudited)

                                                Three months ended
                                                     March 31
(dollars in millions, except per share data)    1995          1994

Revenue                                       $  681        $  573
Cost of Revenue                                 (636)         (506)
                                                  45            67

General and Administrative Expenses              (81)          (69)

Operating Loss                                   (36)           (2)

Other Income (Expense):
Gain on Subsidiary's Stock Transactions, net       3            25
Investment Income,net                             18            21
Interest Expense, net                            (27)          (17)
Other, net                                         7             3
                                                   1            32

Earnings (Loss) Before Income Taxes
  and Minority Interest                          (35)           30

Provision for Income Taxes                        (3)          (14)

Minority Interest in Net Losses of Subsidiaries   19             7

Net Earnings (Loss)                           $  (19)       $   23

Loss Attributable to Class B&C Stock:
  Net Loss                                    $   (2)       $   (2)


  Loss per Common and Common
  Equivalent Share                            $ (.16)        $(.14)

Earnings (Loss) Attributable to Class D Stock:
  Net Earnings (Loss)                         $ (17)         $  25

Earnings (Loss) per Common and Common
  Equivalent Share                            $ (.80)        $1.21

Cash Dividends per Common Share:
  B&C Stock                                   $  -           $  -
  D Stock                                     $  -           $  -

See accompanying notes to consolidated condensed financial statements.

                               PETER KIEWIT SONS', INC.

                       Consolidated Condensed Balance Sheets

                                        March 31,     December 31,
                                          1995            1994
(dollars in millions)                  (unaudited)

Assets

Current Assets:

  Cash and cash equivalents            $    392         $    400
  Marketable securities                     706              910
  Receivables, less allowance of
    $9 and $9                               372              414
  Note receivable from sale of
    discontinued operations                  -                29
  Costs and earnings in excess of
    billings on uncompleted contracts       143              126
  Investment in construction
    joint ventures                           50               69
  Deferred income taxes                      68               74
  Other                                     102               93
Total Current Assets                      1,833            2,115

Property, Plant and Equipment,
    less accumulated depreciation and
    amortization of $767 and $731         1,350            1,244

Investments                                 425              314

Intangible Assets, net                      755              749

Other Assets                                 86               82
                                        $ 4,449          $ 4,504


See accompanying notes to consolidated condensed financial statements.

                         PETER KIEWIT SONS', INC.

                 Consolidated Condensed Balance Sheets

                                        March 31,     December 31,
(dollars in millions,                     1995            1994
 except per share data)                (unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                      $  338            $  344
  Current portion of long-term debt:
     Telecommunications                     28                26
     Other                                   5                 7
  Accrued costs and billings in excess
     of revenue on uncompleted contracts   150               143
  Accrued insurance costs                   71                75
  Other                                    185               218
Total Current Liabilities                  777               813

Long-Term Debt, less current portion:
     Telecommunications                    845               827
     Other                                  84                81
Deferred Income Taxes                      290               302
Retirement Benefits                         48                67
Accrued Reclamation Costs                  105               103
Other Liabilities                          137               127
Minority Interest                          436               448

Stockholders' Equity:

  Preferred stock, no par value, Authorized
    250,000 shares: no shares outstanding    -                -
  Common stock, $.0625 par value,
    $1.6 billion aggregate redemption
     value:
    Class B, authorized 8,000,000 shares:
     884,400 outstanding in 1995 and
     1,000,400 in 1994                       -                -
    Class C, authorized 125,000,000 shares:
     13,006,455 outstanding in 1995 and
     15,087,028 in 1994                      1                 1
    Class D, authorized 50,000,000 shares:
     21,251,591 outstanding in 1995 and
     20,391,568 in 1994                      1                 1
  Additional paid-in capital               180               182
  Foreign currency adjustment               (5)               (7)
  Net unrealized holding gains (losses)      4                (8)
  Retained earnings                      1,546             1,567
Total Stockholders' Equity               1,727             1,736
                                        $4,449            $4,504

See accompanying notes to consolidated condensed financial statements.

                         PETER KIEWIT SONS', INC.

            Consolidated Condensed Statements of Cash Flows
                              (unaudited)

                                              Three months ended
                                                   March 31
(dollars in millions)                         1995          1994

Cash flows from operations:
       Net cash provided by continuing
         operations                          $  12         $   3

Cash flows from investing activities:
  Proceeds from sales and maturities of
   marketable securities and investments       347           992
  Purchases of marketable securities          (114)       (1,355)
  Proceeds from sales of property, plant
    and equipment, and other investments         3             4
  Capital expenditures                        (141)          (74)
  Acquisitions and investments in affiliates  (130)          (49)
  Deferred development costs and other         (12)           (8)
    Net cash used in
     investing activities                      (47)         (490)

Cash flows from financing activities:
  Proceeds from long-term debt borrowings       21           639
  Payments on long-term debt, including
   current portion                             (12)         (159)
  Net change in short-term borrowings            -             1
  Repurchases of common stock                   (5)          (22)
  Dividends paid                                (7)           (6)
  Other                                          1            (3)
    Net cash provided by (used in)
     financing activities                       (2)          450

Cash flows from discontinued packaging operations:
  Proceeds from sales of discontinued
   packaging operations                         29             -
  Other cash provided by discontinued
   packaging operations                          -             2
   Net cash provided by discontinued
     packaging operations                       29             2

Effect of exchange rates on cash                 -            (2)

Net change in cash and cash equivalents         (8)          (37)

Cash and cash equivalents at
  beginning of period                          400           296
Cash and cash equivalents at end of period   $ 392         $ 259

Noncash investing activities:
  Issuance of MFS stock for purchase of
   telecommunications companies              $   6         $  19
  MFS stock transactions to settle
   contingent purchase price liability           -            25
See accompanying notes to consolidated condensed financial statements.

                        PETER KIEWIT SONS', INC.

         Notes to Consolidated Condensed Financial Statements


1.  Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. ("PKS") and subsidiaries (the "Company") at December 31, 1994 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Marketable securities at March 31, 1995 and December 31, 1994 include approximately $59 million and $61 million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage. Receivables at March 31, 1995 and December 31, 1994 include approximately $60 million and $48 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current year presentation.

2.  Earnings (Loss) Per Share:

Primary earnings (loss) per share of common stock have been computed using the weighted average number of shares outstanding during each period. Fully diluted earnings (loss) per share have not been presented because they are not materially different from primary earnings (loss) per share. The number of shares used in computing earnings (loss) per share was as follows:

                                              Three months ended
                                                   March 31
                                             1995          1994

Class B&C                                 13,909,422    15,376,585
Class D                                   21,265,769    20,546,044
3.  Summarized Financial Information:

Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group contains the Company's construction operations and certain mining services. The Diversified Group contains coal mining properties, telecommunications subsidiaries, data management services, a minority interest in California Energy Company, Inc. ("CECI") and miscellaneous investments. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

A summary of the results of operations and financial position for the Construction & Mining Group and the Diversified Group follows. The summary information for December 31, 1994 was derived from the audited financial statements of the respective groups which were exhibits to the 1994 Annual Report. All other summary information was derived from the unaudited financial statements of the respective groups which are exhibits to this Form 10-Q. All significant intercompany accounts and transactions, except those directly between the Construction & Mining Group and the Diversified Group, have been eliminated.

Construction & Mining Group:
                                              Three months ended
                                                    March 31
                                             1995            1994
Results of Operations:
  Revenue                                    $  426        $  411

  Net loss                                   $   (2)       $   (2)

  Loss per share                             $ (.16)       $ (.14)

Financial Position:
  Working capital                            $  262        $  333
  Total assets                                  896           967
  Long-term debt, less current portion            7             9
  Stockholders' equity                          448           505


Included within loss before income taxes is mine management income from the Diversified Group of $8 million in 1995 and $7 million in 1994.

Diversified Group:
                                              Three months ended
                                                    March 31
                                             1995            1994
Results of Operations:
  Revenue                                    $  257        $  162

  Net earnings (loss)                        $  (17)       $   25

  Earnings (loss) per share                  $ (.80)       $ 1.21

                                           March 31,   December 31,
                                             1995            1994
Financial Position:
  Working capital                            $  794        $  969
  Total assets                                3,575         3,549
  Long-term debt, less current portion          922           899
  Stockholders' equity                        1,279         1,231

Included within earnings (loss) before income taxes are mine management fees paid to the Construction & Mining Group of $8 million in 1995 and $7 million 1994.

4.  Acquisitions:

In February 1995, CECI, an equity method investee, completed the purchase of Magma Power Company. The cash transaction, valued at $950 million was partially financed by the sale of 17 million shares of common stock at $17 per share. As part of this offering, the Company purchased 1.5 million shares. The net transaction reduced the Company's ownership percentage of common stock in CECI to 22%. Following the transaction, the Company's cumulative investment in common stock totals $140 million, $37 million in excess of the Company's proportionate share of CECI's equity.

C-TEC has entered into a merger agreement with Twin County Trans Video, Inc. ("Twin County") and its shareholders. Twin County provides cable television service to 74,000 subscribers in eastern Pennsylvania. The transaction, subject to regulatory approval and other conditions, is expected to close in the second quarter of 1995. In consideration for all the capital stock of Twin County, C-TEC has deposited $5 million and will pay $43 million in cash, issue a $4 million note and issue $52 million in exchangeable preferred stock of its subsidiary, C-TEC Cable Systems, Inc. The preferred stock will be exchangeable for C-TEC common stock under certain conditions.

In January 1995, C-TEC entered into an agreement to purchase Buffalo Valley Telephone Company. The aggregate consideration for the purchase ($55 million) will be a combination of cash and convertible preferred stock in the Telephone Group of C-TEC. The transaction is expected to close in the third quarter of 1995. Buffalo Valley Telephone Company provides local telephone service to 17,300 access lines in central Pennsylvania.

Also in January 1995, C-TEC purchased, for $84 million in cash, a forty percent equity position in Megacable, S.A. De C.V., Mexico's second largest cable television operator with 174,000 subscribers in twelve cities. The purchase price is subject to adjustments based on fourth quarter 1995 exchange rates.

5.  Other Matters:

PKS' management has asked the Internal Revenue Service to issue a ruling (the "Ruling") that would permit PKS to make a tax-free distribution of its entire ownership interest in MFS to the Class D stockholders (the "Spin-off"). PKS' management proposed a plan (the "Plan") to implement the Spin-off to PKS' Board of Directors during the second quarter of 1995. If the Board of Directors approves the Plan, and the Internal Revenue Service issues the Ruling, PKS could complete the Spin-off as early as the third quarter of 1995.

The Spin-off might not occur. For example, PKS might not receive the Ruling or the Board might not adopt the Plan. In addition, the issuance of the MFS Preferred Stock necessary to obtain the Ruling (as described below), would require a favorable vote from a majority of the minority common stockholders of MFS, other than the Company, present and voting in person or by proxy at a special MFS stockholders meeting. If the favorable vote is not received, MFS would not be able to issue the MFS Preferred Stock and PKS would not be able to complete the Spin-off. Also, the Spin-off is subject to receipt of certain other approvals, some of which might not be received. Finally, if PKS' Board of Directors adopts the Plan, it would reserve the right to abandon, defer or modify the Spin-off at any time.

MFS has agreed in principle to issue the Company a special class of high-vote convertible preferred stock (the "MFS Preferred Stock") designed to permit PKS to satisfy certain requirements for receiving the Ruling. MFS would issue the Preferred Stock to the Company in exchange for the transfer by the Company to MFS of approximately 3.0 million of the shares of MFS common stock currently held by the Company. PKS anticipates that the MFS Preferred Stock (i) would have a face value of approximately $15-25 million, (ii) would be convertible into MFS common stock at any time after the first anniversary of the date the MFS Preferred Stock is issued, (iii) would have dividend rate and a conversion premium determined by market conditions at the time that the MFS Preferred Stock is issued, (iv) would be redeemable at par six years after the date of issuance, and (v) would be non transferable for six years after the date of issuance except under certain limited circumstances. At the option of MFS, dividends on the MFS Preferred Stock could be paid either in cash or in shares of MFS Common Stock. Each share of MFS Preferred Stock would have approximately five votes per share in any election of MFS directors. If the Spin-off occurs, PKS would distribute to Class
D stockholders both the MFS Preferred Stock and all of the common stock of MFS then held by the Company. If the Spin-off does not occur, MFS would not issue the MFS Preferred Stock to the Company.

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

In 1994, several former stockholders of an MFS subsidiary filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Defendants expect that a trial will be held in the summer of 1995. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement. Any judgment or settlement payments would be treated as an adjustment of the original purchase price and recorded as additional goodwill. If the Spin-off is approved by the Company's Board of Directors and is consummated, KDG would remain obligated to satisfy these liabilities.

In 1974, a subsidiary of the Company (Kiewit), entered into a lease with Whitney Benefits, Inc., a Wyoming charitable corporation (Whitney). Whitney is the owner, and Kiewit is the lessee, of a coal deposit underlying a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 (SMCRA), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In 1983, Kiewit and Whitney filed an action, now titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States, in the U.S. Court of Federal Claims (Claims Court), alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims Court ruled that a taking had occurred and awarded plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Supreme Court denied certiorari. The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the 1977 value of the property. The government also filed a motion to reopen and set aside the 1989 judgment as void and to dismiss plaintiffs' complaint for lack of jurisdiction. In May 1994, the Claims Court entered an order denying both motions. In February 1994, the Claims Court issued an opinion which provided that the $60 million judgment would bear interest compounded annually from 1977 until payment. The government appealed the February 1994 and May 1994 orders. A hearing on the appeals was held in February 1995.

On May 5, 1995, the government and the plaintiffs entered into a settlement agreement. In settlement of all claims, the government will pay plaintiffs $200 million and plaintiffs will deed the coal underlying the real property to the government. Kiewit and Whitney agreed in 1992 that Kiewit would receive 67.5 percent of any award and Whitney would receive the remainder. Peter Kiewit Sons' Co., a subsidiary of Kiewit Diversified Group Inc., will receive approximately $135 million. Payment is expected in June 1995.

The Company is involved in other various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position.

                       PETER KIEWIT SONS', INC

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Separate management's discussion and analysis of financial condition and results of operations for the Kiewit Construction & Mining Group and the Kiewit Diversified Group have been filed as part of Exhibits 99.A and 99.B to this report. The Company will furnish without charge a copy of such exhibits upon the written request of a stockholder addressed to Stock Registrar, Peter Kiewit Sons', Inc., 1000 Kiewit Plaza, Omaha, Nebraska 68131.

Revenue from each of the Company's business segments for the three months ended March 31 comprised the following (in millions):

                                       1995                1994

Construction                         $  419              $  405
Mining                                   65                  57
Telecommunications                      191                 107
Other                                     6                   4
                                     $  681              $  573

Results of Operations - First Quarter 1995 vs. First Quarter 1994

Construction

Construction revenue increased by $14 million or 4% during the first quarter of 1995. The increase relates to the inclusion of an additional two months of materials revenue generated by the APAC-Arizona companies acquired on February 28, 1994. Contract backlog at March 31, 1995 was $2.4 billion, of which 14% is attributable to foreign operations, principally, Canada and the Philippines. Projects on the west coast account for 39% of the total backlog of which the San Joaquin Toll Road represents $311 million. The San Joaquin project is scheduled for completion in 1997.

Direct costs associated with construction contracts increased $17 million or 4% in 1995. Construction margins were 4% in both periods. The results of the quarter are not indicative of the expected results for the year.

Mining

Mining revenue, primarily coal sales, increased by 14% in 1995. Coal margins declined slightly in 1995 from 49% to 48% as a large customer purchased more coal in 1995 than in 1994 at contract prices less than those of other primary customers. Coal spot sales and their margins remained at approximately the same levels during the 1995 and 1994 periods.

Telecommunications

In 1995, telecommunications revenue increased nearly 79% from the first quarter of 1994. MFS revenue increased by 237% and C-TEC revenue remained constant. C-TEC's 1994 revenue reflected $7 million from its cellular business which was sold during the third quarter of 1994.

The telecommunications services revenue of MFS increased from $22 million in 1994 to $104 million in 1995. The increase reflects the acquisition of Centex, RealCom and Cylix in 1994, and increased market penetration of all other telecommunications services.

MFS' telecommunications services operating expenses increased $109 million in 1995. The primary reasons for the increase is the acquisition of Centex, RealCom and Cylix in 1994, the expansion activities of MFS Intelenet, MFS Datanet and MFS International and costs associated with new and expanded networks. MFS expects to incur additional significant expense expanding integrated, single-source telecommunications services, high-speed data communications and international services throughout 1995.

C-TEC's Telephone Group and Cable Group revenues were flat between 1994 and 1995 at $31 million and $24 million for each period. The Long Distance Group's sales increased by approximately $5 million due primarily to the resale of tariff services to another long distance reseller. The Long Distance Group's arrangement for sales of this product are expected to terminate during the second quarter of 1995. Operating expenses for each of C-TEC's operating segments were relatively stable between 1994 and 1995.

General and Administrative Expenses

General and administrative expenses increased 17% in 1995 due to the acquisitions of the Centex, Realcom and Cylix operations in 1994 and the higher costs associated with the expansion of MFS'
Intelenet, Datanet and International businesses.

Gain on Subsidiary's Stock Transactions, net

The issuance of MFS stock for acquisitions by MFS and the exercise of MFS employee stock options resulted in a $3 million net gain to the Company in 1995. In 1994 the Company settled a contingent purchase price adjustment resulting from MFS' 1990 purchase of Chicago Fiber Optics Corporation (CFO). The former shareholders of CFO accepted MFS stock valued at market prices, previously held by the Company, as payment of the obligation. This transaction along with the issuances of stock for acquisitions and employee stock options, resulted in a $25 million net gain before taxes.

Investment Income, net

Investment income is principally comprised of interest and dividend income of $20 million and $17 million in 1995 and 1994, and gains and (losses) on the sale of securities of ($2) million in 1995 and $2 million in 1994. The increase in interest and dividend income is attributable to the proceeds C-TEC received from the sale of its cellular operations and from the stock rights offering which C-TEC concluded in December 1994.

Interest Expense, net

Interest expense increased 59% in 1995. The increase is primarily attributable to $11 million in tax deficiency interest paid in 1995 and a $2 million increase in MFS' interest expense. Partially offsetting the increases was a $3 million decline in interest for C-TEC. This decline resulted from the repayment of debt in the fourth quarter of 1994.

Income Taxes

The effective income tax rates in the first quarter of 1994 and 1995 differ from the expected statutory rate of 35% due primarily to net operating loss limitations on losses generated by MFS.

Financial Condition - March 31, 1995 vs. December 31, 1994

Due to the significant investing activities described below, the Company's working capital decreased $246 million or 19% during the first quarter of 1995.

Investing activities include $141 million of capital expenditures, 72% pertaining to MFS, and $130 million of investments in affiliates. The investments in affiliates include C-TEC's $84 million outlay for 40% of Megacable, KDG's $26 million participation in CECI's stock offering, $5 million acquisitions by both MFS and C-TEC, and an additional $4 million investment in a Philippine power project. In addition, C-TEC deposited $5 million for the Twin Valley acquisition which is expected to be completed in the second quarter of 1995.

Financing sources for the quarter include $8 million of borrowings for the construction financing of a privately owned toll road and $8 million of C-TEC borrowings on the Cable Group's revolving credit agreement. Financing uses consisted of $6 million of payments on stockholders' notes, $5 million for stock repurchases, and $7 million of C Stock dividends.

In 1995, the Company received the final payment ($29 million) for the sale of discontinued packaging operations.

In addition to the C-TEC and MFS activities described below, the Company anticipates investing between $45 and $85 million annually in its construction and mining businesses, making significant (over $50 million in 1995) investments in its energy businesses - including its joint venture agreement with CECI covering international power project development activities - and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchases of stock. The Company's current financial condition and borrowing capacity should be sufficient for future operating and investing activities, however, in the event of an MFS spin, the Construction and Mining Group may incur debt in order to fund stock conversions.

C-TEC intends to utilize its available cash and revolving credit balances to fund operating activities, finance the pending acquisitions of Twin County and Buffalo Valley, and to develop full service networks.

In late 1993, MFS announced its intention to accelerate the expansion of its customer base, service offerings and existing networks as well as the deployment of new networks. MFS estimated that this expansion would require the expenditure of approximately $1 billion over 3 to 5 years. During 1994, MFS continued to add networks in new cities and increasingly focused on the development of networks in business markets near its existing networks in major metropolitan areas. MFS considers the development of these business markets to be an efficient and cost-effective utilization of capital and management resources.

Under the expansion plan referred to above, MFS estimates capital expenditures of $350-400 million in 1995. During the three months ended March 31, 1995, MFS invested $102 million, primarily for the construction of networks and purchase of related equipment. As of March 1995, MFS provides services on its networks, or through the resale of services, or has network operations under development in 46 major metropolitan areas in the United States and Europe.

To continue the funding of the expansion announced in late 1993, MFS finalized arrangements for $250 million of revolving credit facilities with a syndicate of commercial banks in April 1995 (the Credit Facilities). The Credit Facilities mature at various times through April 30, 2000 and bear interest at a floating rate. MFS anticipates that the Credit Facilities, together with cash on hand and internally generated funds, will be sufficient to fund its anticipated operating losses, working capital needs and the remaining capital spending requirements necessary to complete its expansion. MFS may, however, obtain vendor financing as an alternative to utilization of all or a portion of the Credit Facilities.

As a result of the recent rapid pace of various regulatory, legislative and competitive changes in the United States and abroad, MFS has the opportunity to offer cost-effective telecommunications services sooner and in more business markets than had previously been expected. MFS believes that these opportunities include the further acceleration of network development in the United States, deployment of additional switches resulting in the provision of switched services in approximately 50 metropolitan areas in the United States and the expansion of its international operations. The international expansions contemplate a total of approximately 25 business markets with an increasing focus on facilities-based operations primarily in the European Community.

In April 1995, MFS filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for a public offering of 7,400,000 Depository Shares (the "Offering"), each representing an interest in a share of convertible preferred stock. Each Depository Share will be mandatorily convertible into one share of common stock on June 15, 1999. The exact timing and size of the offering will be subject to prevailing market conditions. In addition to the Offering, MFS will continue to consider other opportunities to sell equity or debt securities in the public or private markets to implement its financing strategy of maintaining financial flexibility to react to opportunities in the rapidly evolving telecommunications marketplace while cost-effectively funding the capital investments required to implement its business development plan. The net proceeds of the Offering are expected to provide the capital necessary to fund certain of these new business opportunities. In addition MFS may obtain vendor financing and utilize the Credit Facilities, to the extent available, to fund certain aspects of its business development plan. MFS will continue to consider other opportunities to sell equity or debt securities in the public or private markets to implement the financing strategy described above.

MFS from time to time evaluates acquisitions in pursuit of its business strategy, either as an alternative to constructing networks, adding customers, or to the introduction of services that complement existing and/or planned services. Such acquisitions may be significant in size and could use a substantial portion of MFS's available cash.

From time to time, MFS has had discussions with other communications entities concerning the establishment of possible strategic relationships, including transactions involving substantial acquisitions, combinations and equity investments in MFS or one of its subsidiaries. In addition, certain acquisitions, may provide MFS with the opportunity to acquire an established customer base. MFS intends to consider appropriate opportunities to establish strategic relationships.

PKS' management has asked the Internal Revenue Service to issue a ruling (the "Ruling") that would permit PKS to make a tax-free distribution of its entire ownership interest in MFS to the Class D stockholders (the "Spin-off"). PKS' management proposed a plan (the "Plan") to implement the Spin-off to PKS' Board of Directors during the second quarter of 1995. If the Board of Directors approves the Plan, and the Internal Revenue Service issues the Ruling, PKS could complete the Spin-off as early as the third quarter of 1995.

The Spin-off might not occur. For example, PKS might not receive the Ruling or the Board might not adopt the Plan. In addition, the issuance of the MFS Preferred Stock necessary to obtain the Ruling (as described below), would require a favorable vote from a majority of the minority common stockholders of MFS, other than the Company, present and voting in person or by proxy at a special MFS stockholders meeting. If the favorable vote is not received, MFS would not be able to issue the MFS Preferred Stock and PKS would not be able to complete the Spin-off. Also, the Spin-off is subject to receipt of certain other approvals, some of which might not be received. Finally, if PKS' Board of Directors adopts the Plan, it would reserve the right to abandon, defer or modify the Spin-off at any time.

MFS has agreed in principle to issue the Company a special class of high-vote convertible preferred stock (the "MFS Preferred Stock") designed to permit PKS to satisfy certain requirements for receiving the Ruling. MFS would issue the Preferred Stock to the Company in exchange for the transfer by the Company to MFS of approximately 3.0 million of the shares of MFS common stock currently held by the Company. The Company anticipates that the MFS Preferred Stock (i) would have a face value of approximately $15-25 million, (ii) would be convertible into MFS common stock at any time after the first anniversary of the date the MFS Preferred Stock is issued, (iii) would have dividend rate and a conversion premium determined by market conditions at the time that the MFS Preferred Stock is issued, (iv) would be redeemable at par six years after the date of issuance, and (v) would be non transferable for six years after the date of issuance except under certain limited circumstances. At the option of MFS, dividends on the MFS Preferred Stock could be paid either in cash or in shares of MFS Common Stock. Each share of MFS Preferred Stock would have approximately five votes per share in any election of MFS directors. If the Spin-off occurs, PKS would distribute to Class
D stockholders both the MFS Preferred Stock and all of the common stock of MFS then held by the Company. If the Spin-off does not occur, MFS would not issue the MFS Preferred Stock to the Company.

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

See Legal Proceedings with respect to the Whitney Benefits case.

                    PETER KIEWIT SONS', INC.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Whitney Litigation. In 1974, a subsidiary of the Company (Kiewit), entered into a lease with Whitney Benefits, Inc., a Wyoming charitable corporation (Whitney). Whitney is the owner, and Kiewit is the lessee, of a coal deposit underlying a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 (SMCRA), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In 1983, Kiewit and Whitney filed an action, now titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States, in the U.S. Court of Federal Claims (Claims Court), alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims Court ruled that a taking had occurred and awarded plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Supreme Court denied certiorari. The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the 1977 value of the property. The government also filed a motion to reopen and set aside the 1989 judgment as void and to dismiss plaintiffs' complaint for lack of jurisdiction. In May 1994, the Claims Court entered an order denying both motions. In February 1994, the Claims Court issued an opinion which provided that the $60 million judgment would bear interest compounded annually from 1977 until payment. The government appealed the February 1994 and May 1994 orders. A hearing on the appeals was held in February 1995.

On May 5, 1995, the government and the plaintiffs entered into a settlement agreement. In settlement of all claims, the government will pay plaintiffs $200 million and plaintiffs will deed the coal underlying the real property to the government. Kiewit and Whitney agreed in 1992 that Kiewit would receive 67.5 percent of any award and Whitney would receive the remainder. Peter Kiewit Sons' Co., a subsidiary of Kiewit Diversified Group Inc., will receive approximately $135 million. Payment is expected in June 1995.

Item 6.  Exhibits & Reports on Form 8-K

(a)  Exhibits filed as part of this report are listed below.

     Exhibit
     Number

     27 Financial Data Schedule (For electronic filing purposes only.)

     99.A Kiewit Construction & Mining Group Financial Statements and Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

     99.B  Kiewit Diversified Group Financial Statements and
           Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

(b) No reports on Form 8-K were filed by the Company during the first quarter of 1995.

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PETER KIEWIT SONS', INC.


Dated:  May 15, 1995               /s/ R. E. Julian
                                   Robert E. Julian
                                   Executive Vice President
                                   Chief Financial Officer


              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                          INDEX TO EXHIBITS

  Exhibit
  No.

  27 Financial Data Schedule (For electronic filing purposes only.)

  99.A Kiewit Construction & Mining Group Financial Statements and Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

  99.B Kiewit Diversified Group Financial Statements and
       Management's Discussion and Analysis of Financial
       Condition and Results of Operations.