Form 10-Q/A
period 1995-03-31
KIEWIT PETER SONS INC
filed 1995-06-09
CIK 794323

FORM 10-Q/A
                              AMENDMENT NO. 1

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

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


                        Part II - Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

Item 1.  Financial Statements

     Item 1 is hereby amended and restated in its entirety to read as follows:

                        PETER KIEWIT SONS', INC.

             Consolidated Condensed Statements of Operations
                             (unaudited)

                                                Three months ended
                                                     March 31
(dollars in millions, except per share data)    1995          1994

Revenue                                       $  681        $  573
Cost of Revenue                                 (636)         (506)
                                                  45            67

General and Administrative Expenses              (81)          (69)

Operating Loss                                   (36)           (2)

Other Income (Expense):
Gain on Subsidiary's Stock Transactions, net       3            25
Investment Income,net                             18            21
Interest Expense, net                            (27)          (17)
Other, net                                         7             3
                                                   1            32

Earnings (Loss) Before Income Taxes
  and Minority Interest                          (35)           30

Provision for Income Taxes                       (10)          (14)

Minority Interest in Net Losses of Subsidiaries   19             7

Net Earnings (Loss)                           $  (26)       $   23

Loss Attributable to Class B&C Stock:
  Net Loss                                    $   (2)       $   (2)


  Loss per Common and Common
  Equivalent Share                            $ (.16)        $(.14)

Earnings (Loss) Attributable to Class D Stock:
  Net Earnings (Loss)                         $ (24)         $  25

Earnings (Loss) per Common and Common
  Equivalent Share                            $(1.14)        $1.21

Cash Dividends per Common Share:
  B&C Stock                                   $  -           $  -
  D Stock                                     $  -           $  -

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

                         PETER KIEWIT SONS', INC.

                 Consolidated Condensed Balance Sheets

                                        March 31,     December 31,
(dollars in millions,                     1995            1994
 except per share data)                (unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                      $  338            $  344
  Current portion of long-term debt:
     Telecommunications                     28                26
     Other                                   5                 7
  Accrued costs and billings in excess
     of revenue on uncompleted contracts   150               143
  Accrued insurance costs                   71                75
  Other                                    192               218
Total Current Liabilities                  784               813

Long-Term Debt, less current portion:
     Telecommunications                    845               827
     Other                                  84                81
Deferred Income Taxes                      290               302
Retirement Benefits                         48                67
Accrued Reclamation Costs                  105               103
Other Liabilities                          137               127
Minority Interest                          436               448

Stockholders' Equity:

  Preferred stock, no par value, Authorized
    250,000 shares: no shares outstanding    -                -
  Common stock, $.0625 par value,
    $1.6 billion aggregate redemption
     value:
    Class B, authorized 8,000,000 shares:
     884,400 outstanding in 1995 and
     1,000,400 in 1994                       -                -
    Class C, authorized 125,000,000 shares:
     13,006,455 outstanding in 1995 and
     15,087,028 in 1994                      1                 1
    Class D, authorized 50,000,000 shares:
     21,251,591 outstanding in 1995 and
     20,391,568 in 1994                      1                 1
  Additional paid-in capital               180               182
  Foreign currency adjustment               (5)               (7)
  Net unrealized holding gains (losses)      4                (8)
  Retained earnings                      1,539             1,567
Total Stockholders' Equity               1,720             1,736
                                        $4,449            $4,504

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

Diversified Group:
                                              Three months ended
                                                    March 31
                                             1995            1994
Results of Operations:
  Revenue                                    $  257        $  162

  Net earnings (loss)                        $  (24)       $   25

  Earnings (loss) per share                  $(1.14)       $ 1.21

                                           March 31,   December 31,
                                             1995            1994
Financial Position:
  Working capital                            $  787        $  969
  Total assets                                3,575         3,549
  Long-term debt, less current portion          922           899
  Stockholders' equity                        1,272         1,231

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

Item 6.  Exhibits & Reports on Form 8-K

     Item 6 is hereby amended and restated in its entirety to read as follows:

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


                                   PETER KIEWIT SONS', INC.


Dated:  June 9, 1995               /s/ R. E. Julian
                                   Robert E. Julian
                                   Executive Vice President
                                   Chief Financial Officer


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