Form 10-K/A
period 1994-12-31
KIEWIT PETER SONS INC
filed 1995-08-04
CIK 794323

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

     Joint Ventures.   KCG enters into joint ventures to
efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of costs and expenses, the other venturers may be required to pay those costs and expenses. KCG prefers to act as the sponsor of joint ventures. As the sponsor of a joint venture, KCG generally provides the project manager and the majority of venturer-provided personnel for the project, and provides the joint venture with accounting and other administrative support services. The joint venture generally reimburses KCG for such personnel and services on a negotiated basis. As sponsor of a joint venture, KCG generally is allocated a majority of the venture's profits and losses, and generally has a controlling vote in joint venture decision making. KCG was the sponsor of 50 of its 62 joint venture bids submitted in 1994. KCG's share of joint venture revenue accounted for 24% of its 1994 total revenue.

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

     Contracts.   Customers enter into long-term contracts for coal
primarily to secure a reliable source of supply at a predictable price. KCP's major long-term contracts have remaining terms ranging from 5 to 34 years. A majority of KCP's long-term contracts provide for periodic price adjustments. The price is typically adjusted through the use of various indices for items such as materials, supplies, and labor. Other portions of the price are adjusted for changes in production taxes, royalties, and changes in cost due to new legislation or regulation, and in most cases, such cost items are passed through directly to the customer as incurred. In most cases the price is also adjusted based on the heating content of the coal. Beginning in 1993 the amended contract between Commonwealth Edison Company and Black Butte Coal
Company provides that Commonwealth's delivery commitments will be satisfied, not with coal produced from the Black Butte mine, but with coal purchased from two unaffiliated mines in the Powder River
Basin of Wyoming and Decker. The contract amendment allows Black Butte to purchase alternate source coal at a price below its production costs, and to pass the cost savings through to Commonwealth Edison Company while maintaining the profit margins available under the original contract.

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

     Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulphur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired steam-electric generating units. KCP's sales of its western coal, like sales by other western coal producers, typically provide for delivery to customers at the mine. A significant portion of the customer's delivered cost of coal is attributable to transportation costs.
Most of the coal sold from KCP's western mines is currently shipped by rail to utilities outside Montana and Wyoming. The Decker and Black Butte mines are each served by a single railroad. Many of their western coal competitors are served by two railroads and such competitors' customers often benefit from lower transportation costs because of competition between railroads for coal hauling business. Other western coal producers, particularly those in the Powder River Basin of Wyoming, have lower stripping ratios (i.e.
the amount of overburden that must be removed in proportion to the amount of mineable coal) than the Black Butte and Decker mines, often resulting in lower comparative costs of production. As a result, KCP's production costs of a ton of coal at the Black Butte and Decker mines can be up to 400% and 500% greater than production costs of certain competitors. KCP's production cost disadvantage has contributed to the willingness of KCP to renegotiate its long-term contract with Commonwealth Edison Company to provide for delivery of coal from alternate source mines rather than from Black Butte. Because of these cost disadvantages, KCP does not expect that it will be able to enter into long-term coal purchase contracts for Black Butte and Decker production as the current long-term contracts expire. In addition, these cost disadvantages may adversely affect KCP's ability to compete for spot coal sales in the future.

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

     Item 5 is hereby amended and restated in its entirety to read as follows:

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

     Formula Price. The formula price of the Class D Stock is based on the book value of Kiewit Diversified Group Inc.("KDG") and its subsidiaries, plus one-half of the book value, on a stand-alone basis, of the parent company, Peter Kiewit Sons', Inc. ("PKS"). The formula price of the Class B and Class C Stock is based on the combined book value of Kiewit Mining Group Inc. ("KMG") and Kiewit
Construction Group Inc. ("KCG") and their subsidiaries, plus one-half of the book value of the unconsolidated PKS. A significant element of the latter formula price is the subtraction of the book value of property, plant and equipment used in construction activities ($92 million in 1994). A significant annual intercompany transaction reduces the value of the Class D Stock and increases the value of the Class B and Class C Stock. The primary assets of the Company's mining segment are coal mining leases and long-term coal contracts owned by Kiewit Coal Properties, Inc.
("KCP"), a subsidiary of KDG. However, the coal mining properties are managed and operated by KMG. KCP paid mine management fees of $29 million to KMG in 1994.


     The formula value and stock price for the Class B, C, and D Stock at the end of 1993 and 1994 was as follows (in millions, except per share data):

     1993                                 Class B/C    Class D
     Formula Value                        $ 391        $1,191
     Stock Price per share                   22.35         59.40

     1994
     Formula Value                        $ 411        $1,231
    Stock Price per share                   25.55         60.25

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

       The Class B&C formula value is equal to the total stockholders' equity of Peter Kiewit Sons', Inc. less the sum of the book value of construction property, plant and equipment and the Class D formula value. The stock price is calculated by adding the portion of convertible debentures convertible into Class B and Class C Stock to the Class B&C formula value and dividing this sum by the sum of the total Class B and Class C Stock outstanding and the shares of Class B and Class C Stock reserved for the conversion of outstanding convertible debentures. The per share price is then rounded to the nearest nickel.

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

       The Class D formula value is equal to the sum of the stockholders' equity of Kiewit Diversified Group Inc. plus one-half of the net corporate assets of Peter Kiewit Sons', Inc. The stock price is calculated by adding the portion of convertible debentures convertible into Class D Stock to the Class D formula value and dividing this sum by the sum of the total Class D shares outstanding and the shares of Class D Stock reserved for the conversion of outstanding convertible debentures. The per share price is then rounded to the nearest nickel.

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

     Item 7 is hereby amended and restated in its entirety to read as follows:

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

     Alternate source coal sales by Black Butte and Decker in 1994 were consistent with 1993. Alternate source coal consists of coal purchased from unaffiliated mines located in the Powder River
Basin area of Wyoming and from a mine in which the Company has a 50% interest. In 1994, alternate source coal sales accounted for 30% of revenues and 47% of gross profits compared to 31% and 51% in 1993. KCP renegotiated its coal sales arrangements with Commonwealth Edison Company so that Commonwealth could reduce its cost of coal purchased, in response to regulatory and consumer pressure, while KCP maintained its profit margins on coal sold to Commonwealth Edison Company. Although KCP could sell the coal represented by the undivided interests in coal reserves no longer dedicated to Commonwealth Edison Company, KCP might not be able to sell such coal on a profitable basis, because of the cost disadvantages described at "Business-Mining-Competition".

     PKS expects revenues from coal mining operations to decline substantially over the next few years, as certain long-term coal sales arrangements end. For example, net after-tax operating cash flow from coal purchases under long-term purchase contracts, which was approximately $55 million in 1994, is expected to decline to approximately $39 million by 1998 and to approximately $10 million by 2002, and will decline further thereafter. For the reasons described at "Business-Mining-Competition", KCP does not expect to replace coal mining revenues lost as these coal sales arrangements end.

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

     Item 8 is hereby amended and restated in its entirety to read as follows:

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

     Item 14 is hereby amended and restated in its entirety to read as follows:

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

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 1995.

                                 PETER KIEWIT SONS', INC.

                                 By: /s/ R. E. Julian
                                 Robert E. Julian
                                 Executive Vice President -
                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of August, 1995.

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

     This Restated Certificate of Incorporation provides that dividends on the B&C Stock will be limited to the legally available funds of PKS less the Class D formula value which is to be reduced by dividends on D Stock declared during the current year. Dividends on the D Stock are limited to the lesser of the legally available funds of PKS and the Class D formula value, less dividends declared during the current fiscal year.

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



                                COOPERS & LYBRAND L.L.P.
Omaha, Nebraska
March 20, 1995

              KIEWIT CONSTRUCTION & MINING GROUP

                     Statements of Earnings
           For the three years ended December 31, 1994

(dollars in millions, except per
  share data)                            1994       1993      1992
__________________________________________________________________
Revenue                              $  2,175   $  1,783  $  1,675
Cost of Revenue                        (1,995)    (1,588)   (1,516)
                                     ________   ________  ________
                                          180        195       159
General and Administrative
  Expenses                               (121)      (113)     (111)
                                     ________   ________  ________
  Operating Earnings                       59         82        48

Other Income (Expense):
  Investment Income (Loss)                 13         (1)       20
  Interest Expense                         (2)        (3)       (2)
  Other, net                               46         40        46
                                     ________   ________  ________
                                           57         36        64
                                     ________   ________  ________
Earnings Before Income
  Taxes and Cumulative
  Effect of Change in
  Accounting Principle                    116        118       112

Provision for Income Taxes                (39)       (38)      (43)
                                     ________   ________  ________

Earnings Before Cumulative
  Effect of Change in
  Accounting Principle                     77         80        69

Cumulative Effect of Change in
  Accounting Principle                      -          -        13

                                     ________   ________  ________
    Net Earnings                     $     77   $     80  $     82
                                     ========   ========  ========
_________________________________________________________________
See accompanying notes to financial statements.
                KIEWIT CONSTRUCTION & MINING GROUP

                          Balance Sheets
              December 31, 1994 and December 25, 1993


(dollars in millions)                              1994       1993
__________________________________________________________________

Assets

Current Assets:
  Cash and cash equivalents                      $   70     $   99
  Marketable securities                             156        183
  Receivables, less allowance of $7 and $5          260        215
  Costs and earnings in excess of billings on
    uncompleted construction contracts              101         75
  Investment in construction joint ventures          69         81
  Deferred income taxes                              59         48
  Other                                              23         18
                                                 ______     ______
Total Current Assets                                738        719

Property, Plant and Equipment, at cost:
   Land                                              15         14
   Buildings                                         36         28
   Equipment                                        484        449
                                                 ______     ______
                                                    535        491
   Less accumulated depreciation and
     amortization                                  (395)      (384)
                                                 ______     ______
Net Property, Plant and Equipment                   140        107

Deferred Income Taxes                                 4          9

Other Assets                                         85         54
                                                 ______     ______
                                                 $  967     $  889
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

     Corporate General and Administrative Costs
     __________________________________________

     Corporate general and administrative costs for accounting, treasury, tax, legal, risk management, corporate management, and other administrative functions are allocated to the Group based on certain measures of business activities such as time spent on the Group's activities, specific expenditures made on behalf of the Group, employee head counts, investments and sales of the Group and other measures, which method management believes to be reasonable. The allocations were $21 million, $26 million, and $27 million in 1994, 1993 and 1992.



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

     Corporate General and Administrative Costs
     __________________________________________

     Corporate general and administrative costs for accounting, treasury, tax, legal, risk management, corporate management, and other administrative functions are allocated to the Group based on certain measures of business activities such as time spent on the Group's activities, specific expenditures made on behalf of the Group, employee head counts, investments and sales of the Group and other measures, which method management believes to be reasonable. These allocations were $8 million, $10 million and $13 million in 1994, 1993 and 1992.

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

     The information below summarizes the Diversified Group's operations in different industries:

     Industry Data (dollars in millions)    1994     1993     1992
     _____________________________________________________________

     Revenue:
       Mining                            $   225  $   210  $   234
       Telecommunications                    578      189      109
       Other                                  18        9        9
                                         _______  _______  _______
                                         $   821  $   408  $   352
                                         =======  =======  =======
     Operating earnings (loss):
       Mining                            $    76  $    75  $    76
       Telecommunications                   (109)     (24)     (11)
       Other                                 (25)     (40)     (33)
                                         _______  _______  _______
                                         $   (58) $    11  $    32
                                         =======  =======  =======

     Identifiable assets:
       Mining                            $   136  $   146  $   159
       Telecommunications                  2,575    1,682      363
       Other                                 111       68       31
       Corporate (1)                         727      863    1,156
                                         _______  _______  _______
                                         $ 3,549  $ 2,759  $ 1.709
                                         =======  =======  =======

     Capital Expenditures:
       Mining                             $   3   $     5  $     8
       Telecommunications                   426       127       80
       Other                                 16         3        -
       Corporate                              5         4        1
                                          _____   _______  _______
                                          $ 450   $   139  $    89
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

     Alternate source coal sales by Black Butte in 1994 were consistent with 1993. Alternate source coal consists of coal purchased from unaffiliated mines located in the Powder River
Basin area of Wyoming and from the Company's 50% owned Decker mine in Montana. In 1994, alternate source coal sales accounted for 33% of revenues and 50% of gross profits compared to 34% and 54% in 1993. KCP renegotiated its coal sales arrangements with Commonwealth
Edison Company so that Commonwealth could reduce its cost of coal purchased, in response to regulatory and consumer pressure, while KCP maintained its profit margins on coal sold to Commonwealth Edison Company. Although KCP could sell the coal represented by the undivided interests in coal reserves no longer dedicated to Commonwealth Edison Company, KCP might not be able to sell such coal on a profitable basis, because of the cost disadvantages described at "Business-Mining-Competition".

     PKS expects revenues from coal mining operations to decline substantially over the next few years, as certain long-term coal sales arrangements end. For example, net after-tax operating cash flow from coal purchases under long-term purchase contracts, which was approximately $55 million in 1994, is expected to decline to approximately $39 million by 1998 and to approximately $10 million by 2002, and will decline further thereafter. For the reason described at "Business-Mining-Competition", KCP does not expect to replace coal mining revenues lost as these coal sales arrangements end.

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

In addition to the C-TEC and MFS activities described below, the Group anticipates making significant investments in its energy businesses - including its joint venture agreement with California Energy covering international power project development activities
- - and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchases of common stock. The Group's current financial condition and borrowing capacity should be sufficient for these cash requirements and investing activities.

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