Form 10-Q
period 1995-06-30
KIEWIT PETER SONS INC
filed 1995-08-14
CIK 794323

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934
               For the Quarterly Period Ended June 30, 1995

                                     or

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934
            For the transition period                   to


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

     The number of shares outstanding of each class of the issuer's common stock, as of August 1, 1995:

         Class B Common Stock....................    884,400 shares
         Class C Common Stock...... ............. 13,943,665 shares
         Class D Common Stock.................... 21,288,468 shares

                          PETER KIEWIT SONS', INC.


                        Part I - Financial Information


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

Signatures

Index to Exhibits

                            PETER KIEWIT SONS', INC.

                 Consolidated Condensed Statements of Earnings
                                  (unaudited)

                       Three months ended         Six months ended
(dollars in millions,       June 30,                  June 30,
except per share data) 1995        1994          1995         1994


Revenue               $  697      $   656        $ 1,260    $ 1,194
Cost of Revenue         (591)        (555)        (1,079)    (1,022)
                      ______      _______        _______    _______
                         106          101            181        172

General and Administrative
  Expenses               (53)         (60)          (108)      (115)
                      ______      _______        _______     ______

Operating Income          53           41             73         57

Other Income (Expense):
  Gain on Subsidiary's
  Stock Transactions,
  net                      -            3              3         28

  Investment Income, net  14           11             30         25
  Interest Expense, net   (6)          (8)           (24)       (17)
  Other, net             164            8            171         11
                      ______      _______        _______     ______
                         172           14            180         47
Equity in Loss of MFS    (43)         (21)           (85)       (34)
                      ______      _______        _______     ______

Earnings Before Income
   Taxes and Minority
   Interest              182           34            168        70

Provision for
   Income Taxes          (79)         (10)           (89)      (25)

Minority Interest in
   Net Income of
   Subsidiaries           (6)          (2)            (8)        -
                      ______       ______         ______     _____

Net Earnings          $   97        $  22        $    71   $    45
                      ======        =====        =======   =======

Earnings Attributable to
  Class B & C Stock:
      Net Earnings    $   36       $   19        $    34   $   17
                      ======       ======        =======   ======

      Earnings per
      Common and
      Common Equivalent
      Share          $ 2.59       $ 1.24        $  2.44   $  1.10
                     ======       ======        =======   =======

Earnings Attributable
  to Class D Stock:
    Net Earnings     $   61       $    3        $    37   $    28
                     ======       ======        =======   =======

      Earnings per
      Common and
      Common Equivalent
      Share          $ 2.87       $  .14        $  1.75   $  1.35
                     ======       ======        =======   =======

Cash Dividends per Common
  Share:
  B & C Stock        $  .45       $  .45        $   .45   $   .45
                     ======       ======        =======   =======

  D Stock            $    -       $    -        $     -   $     -
                     ======       ======        =======   =======



See accompanying notes to consolidated condensed financial statements.


                         PETER KIEWIT SONS', INC.

                  Consolidated Condensed Balance Sheets

                                   June 30,          December 31,
                                    1995                1994
(dollars in millions)            (unaudited)


Assets

Current Assets:
  Cash and cash equivalents        $  434              $  400
  Marketable securities               528                 910
  Receivables, less allowance
     of $9 and $9                     311                 414
  Note receivable from sale of
    discontinued operations             -                  29
  Costs and earnings in
    excess of billings
    on uncompleted contracts          130                 126
  Investment in construction
    joint ventures                     62                  69
  Deferred income taxes                65                  74
  Other                                55                  93
                                   ______              ______
Total Current Assets                1,585               2,115

Property, Plant and Equipment,
  less accumulated depreciation and
  amortization of $665 and $731       630               1,244

Investments                           450                 314

Intangible Assets, net                401                 749

Net Assets of MFS                     447                   -

Other Assets                           72                  82
                                   ______              ______
                                   $3,585              $4,504
                                   ======              ======
See accompanying notes to consolidated condensed financial statements.

                     PETER KIEWIT SONS', INC.

             Consolidated Condensed Balance Sheets

                                          June 30,     December 31,
(dollars in millions,                       1995           1994
  except per share data)                (unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                        $  211         $   344
  Current portion of long-term debt:
     Telecommunications                        9              26
     Other                                     5               7
  Accrued costs and billings in excess
    of revenue on uncompleted contracts      133             143
  Accrued insurance costs                     74              75
  Other                                      151             218
                                          ______         _______
Total Current Liabilities                    583             813

Long-Term Debt, less current portion:
  Telecommunications                         290             827
  Other                                       89              81
Deferred Income Taxes                        314             302
Retirement Benefits                           48              67
Accrued Reclamation Costs                    103             103
Other Liabilities                            123             127
Minority Interest                            193             448

Stockholders' Equity:
  Preferred stock, no par value,
    Authorized 250,000 shares: no shares
      outstanding                              -               -
  Common stock, $.0625 par value,
      $1.7 billion aggregate redemption
      value:
  Class B, authorized 8,000,000 shares:
      884,400 outstanding in 1995 and
      1,000,400 in 1994                        -                -
  Class C, authorized 125,000,000 shares:
      13,944,365 outstanding in 1995 and
      15,087,028 in 1994                       1                1
  Class D, authorized 50,000,000 shares:
      21,288,468 outstanding in 1995 and
      20,391,568 in 1994                       1                1
  Additional paid-in capital                 207              182
  Foreign currency adjustment                 (4)              (7)
  Net unrealized holding gains (losses)        8               (8)
  Retained earnings                        1,629            1,567
                                          ______           ______
Total Stockholders' Equity                 1,842            1,736
                                          ______           ______
                                          $3,585           $4,504
                                          ======           ======

See accompanying notes to consolidated condensed financial statements.

                         PETER  KIEWIT SONS', INC.

                Consolidated Condensed Statements of Cash Flows
                               (unaudited)

                                                 Six months ended
                                                     June 30,
(dollars in millions)                            1995        1994

Cash flows from operations:
  Net cash provided by continuing operations    $  208     $   60

Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities and investments          261        856
  Purchases of marketable securities              (203)      (909)
  Proceeds from sales of property, plant
     and equipment,                                 9          9
  Capital expenditures                             (83)      (170)
  Acquisitions, excluding cash acquired           (143)      (236)
  Investment in CECI                               (29)       (12)
  Deferred development costs and other             (21)       (37)
                                                ______      _____
      Net cash used in investing activities       (209)      (499)

Cash flows from financing activities:
  Issuances of subsidiary's stock                    -          3
  Proceeds from long-term debt borrowings           31        659
  Payments on long-term debt, including
     current portion                               (11)     (184)
  Repurchases of common stock                       (6)      (30)
  Issuances of common stock                         26        19
  Dividends paid                                   (13)      (13)
                                                ______     _____
     Net cash provided by financing activities      27       454

Cash flows from proceeds due to sales
     of discontinued packaging operations           29         7

Cash and cash equivalents of MFS at
   beginning of period                             (22)        -

Effect of exchange rates on cash                     1        (3)
                                                ______     _____

Net change in cash and cash equivalents             34        19

Cash and cash equivalents at beginning of period   400       296
                                                ______     _____
Cash and cash equivalents at end of period      $  434     $ 315
                                                ======     =====

Noncash investing activities:
  Issuance of MFS stock for purchase of
    telecommunications companies                     -      $ 23
  MFS stock transactions to settle
    contingent purchase price liability              -        25


See accompanying notes to consolidated condensed financial statements.


                       PETER KIEWIT SONS', INC

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

     The PKS Board of Directors preliminarily approved a plan to make a tax-free distribution of its entire ownership interest in MFS Communications Company, Inc. ("MFS") to the Class D stockholders at a special meeting on June 9, 1995 (See Note 5). The operating results of MFS have been classified as a single line item on the statements of earnings for the three and six month periods ended June 30, 1995 and 1994. The Company's proportionate share of the net assets of MFS at June 30, 1995 of $447 million have been reported separately in the consolidated balance sheet.

     Operating results of MFS are summarized as follows (dollars in millions):

                            Three months ended    Six months ended
                                 June 30,             June 30,
                            1995          1994   1995         1994

       Revenue              $140          $ 61     $258        $96
       Loss from operations  (59)          (27)    (115)       (46)
       Net loss              (65)          (32)    (129)       (50)
       PKS equity in net
         loss                (43)          (21)     (85)       (34)

     At June 30, 1995 the net assets of MFS were as follows:

       Assets:
            Current                                      $  522
            Networks and equipment, net                     902
            Other assets, net                               403
                                                         ______
                Total                                     1,827

       Liabilities:
            Current                                         235
            Long-term debt                                  597
            Other noncurrent                                 32
                                                         ______
                Total                                       864
                                                         ______

        Net Assets                                       $  963
                                                         ======
        PKS Equity in Net Assets of MFS                  $  447
                                                         ======

     Included in the net assets of MFS are $307 million of proceeds from the offering of convertible preferred stock of which the Company has no ownership interest.

     The Company has approximately $93 million of deferred tax liabilities recorded on gains from MFS stock transactions that would no longer be payable if the distribution is consummated.

     Marketable securities at June 30, 1995 and December 31, 1994 include approximately $57 million and $61 million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage. Receivables at June 30, 1995 and December 31, 1994 include approximately $56 million and $48 million, respectively, of retainage on uncompleted projects the majority of which is expected to be collected within one year.

     Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current year presentation.


                       PETER KIEWIT SONS', INC

          Notes to Consolidated Condensed Financial Statements

2.   Earnings Per Share:

     Primary earnings per share of common stock have been computed using the weighted average number of shares outstanding during each period. Fully diluted earnings per share have not been presented because it is not materially different from primary earnings per share. The number of shares used in computing earnings per share was as follows:
                        Three months ended     Six months ended
                           June 30,               June 30,
                        1995          1994     1995        1994
      Class B&C      13,998,740   15,232,250  13,954,135 15,306,347
      Class D        21,257,541   20,446,882  21,261,632 20,497,789

3.    Summarized Financial Information:

      Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group contains the Company's construction operations and certain mining services. The Diversified Group contains coal mining properties, telecommunications subsidiaries, a data management services company, a minority interest in California Energy Company, Inc. ("CECI") and miscellaneous investments. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

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

     Construction & Mining Group:
     (In millions, except per share data)

                             Three months ended    Six months ended
                                June 30,              June 30,
                             1995          1994    1995        1994
     Results of Operations:
        Revenue              $ 562        $ 528    $ 988      $ 939

        Net earnings         $  36        $  19    $  34      $  17

        Earnings per share   $2.59        $1.24    $2.44      $1.10

                                 June 30,            December 31,
                                   1995                  1994

     Financial Position:
       Working capital           $  290                $  333
       Total assets                 967                   967
       Long-term debt, less
         current portion              7                     9
       Stockholders' equity         503                   505




                             PETER KIEWIT SONS', INC

            Notes to Consolidated Condensed Financial Statements

3.     Summarized Financial Information (continued):

     Included within earnings before income taxes is mine service income from the Diversified Group of $7 million and $8 million for the three months ended June 30, 1995 and 1994 and $15 million for each of the six months ended June 30, 1995 and 1994.

       Diversified Group:
       (In millions, except per share data)

                            Three months ended     Six months ended
                                June 30,                June 30,
                            1995          1994     1995        1994
     Results of Operations:
        Revenue             $ 135        $ 128     $ 274      $ 255
        Net earnings        $  61        $   3     $  37      $  28
        Earnings per share  $2.87        $ .14     $1.75      $1.35

                                   June 30,            December 31,
                                     1995                 1994
     Financial Position:
       Working capital              $  712                $  969
       Total assets                  2,633                 3,549
       Long-term debt, less
         current portion               372                   899
       Stockholders' equity          1,339                 1,231

     Included within earnings before income taxes is mine management fees paid to the Construction & Mining Group of $7 million and $8 million for the three months ended June 30, 1995 and 1994 and $15 million for each of the six months ended June 30, 1995 and 1994.

4.   Acquisitions:

     In February 1995, CECI, an equity method investee, completed the purchase of Magma Power Company. The cash transaction, valued at $950 million was partially financed by the sale of 17 million shares of common stock at $17 per share. As part of this offering, the Company purchased 1.5 million shares. In addition, during the second quarter of 1995, the Company purchased an additional 200,000 common shares of CECI. The Company owns 22% of CECI's outstanding common stock. Following these transactions, the Company's cumulative investment in CECI common stock totals $146 million, $38 million in excess of the Company's proportionate share of CECI's equity.

     C-TEC Corporation ("C-TEC"), completed the first step of an acquisition of Twin County Trans Video, Inc. ("Twin County") in May 1995. Twin County provides cable television service to 74,000 subscribers in eastern Pennsylvania. In consideration for 40% of the capital stock of Twin County, C-TEC paid $26 million in cash and issued a $4 million note of its subsidiary, C-TEC Cable Systems, Inc. In addition, C-TEC paid $11 million in consideration of a noncompete agreement. The acquisition of the remaining shares is expected to be completed by year end.

     In January 1995, C-TEC entered into an agreement to purchase Buffalo Valley Telephone Company. The aggregate consideration for the purchase ($55 million) will be a combination of cash and convertible preferred stock in the Telephone Group of C-TEC. The transaction is expected to close during 1995. Buffalo Valley Telephone Company provides local telephone service to 17,300 access lines in central Pennsylvania.

     Also in January, 1995, C-TEC purchased, for $84 million in cash, a 40% equity position in Megacable, S.A. De C.V., Mexico's second largest cable television operator with 174,000 subscribers in twelve cities. The purchase price is subject to adjustments based on fourth quarter 1995 exchange rates.

5.   Other Matters:

    MFS Spin-off

    PKS' management asked the Internal Revenue Service ("IRS") to issue a ruling (the "Ruling") that would permit PKS to make a tax-free distribution of its entire ownership interest in MFS to the Class D stockholders (the "Spin-off"). In June 1995, PKS received the Ruling from the IRS confirming that the Spin-off will be tax-free to the holders of Class D Stock for United States federal income tax purposes. The PKS Board of Directors preliminarily approved the plan to implement the Spin-off (the "Plan") at a special meeting on June 9, 1995.

     In order to satisfy certain requirements of applicable tax law relating to the Spin-off that are addressed by the Ruling, PKS and Kiewit Diversified Group Inc., a wholly owned first-tier subsidiary of PKS ("KDG") have agreed with MFS to effect a recapitalization of MFS pursuant to which KDG would exchange 2,900,000 of the 42,962,658 shares of MFS Common Stock currently held by KDG for 15,000,000 shares of high-vote convertible preferred stock (the "MFS Recapitalization").

     The MFS Recapitalization has been approved by the MFS Board of Directors, and by a special committee of the MFS Board of Directors comprised solely of independent directors of MFS. Consummation of the MFS Recapitalization is subject to approval by the holders of MFS Common Stock at the MFS 1995 annual stockholders meeting, to be held on August 24, 1995. In connection with obtaining approval of the holders of MFS Common Stock, PKS has agreed to vote all of the shares of MFS Common Stock owned or controlled by it in the same manner as the majority of the non-PKS holders of MFS Common Stock present in person or by proxy at the meeting vote. Thus, the MFS Recapitalization will be approved only if supported by a majority of such non-PKS stockholders of MFS. If the MFS Recapitalization is not approved by the holders of MFS Common Stock, the MFS Preferred Stock will not be issued and the Spin-off will not occur. If the MFS Recapitalization is approved, it would be consummated immediately prior to the Spin-off and PKS would distribute to Class D stockholders both the MFS preferred stock and all of the common stock of MFS then held by PKS.

     The Plan provides for an exchange offer (the "Exchange Offer") by PKS for Class D Stock, to be completed before the Spin-off. Under an Exchange Offer, PKS would offer to exchange Class D Stock for some or all of its outstanding Class B Stock and Class C Stock ("Class B&C Stock") on terms similar to those upon which Class B&C Stock can be converted into Class D Stock during the annual conversion period provided in the Company's Certificate of Incorporation. It is presently expected that once the registration statement presently on file with the Securities and Exchange Commission is declared effective, the Exchange Offer will be open for approximately four weeks, (the "Expiration Date") unless the Exchange Offer is extended, abandoned, or modified.

    The Company currently expects that, if the holders of a majority of the MFS Common Stock present in person or by proxy and voting at the 1995 MFS annual stockholders meeting, approve the MFS Recapitalization, the Spin-off dividend will be declared as of, and paid to holders of Class D Stock of record as of, the day after the Expiration Date. If such favorable vote is not received, the Exchange Offer will be abandoned, and the Spin-off will not occur. Further, PKS reserves the right to abandon the Exchange Offer, or both the Exchange Offer and the Spin-off, if the PKS Board of Directors determines at any time that such abandonment would be in the best interest of PKS and its stockholders, and PKS will abandon the Exchange Offer if it abandons the Spin-off.

     PKS also reserves the right to extend the Exchange Offer or to modify in any manner the terms and conditions of the Exchange Offer or the Spin-off or to defer the consummation of the Exchange Offer or the Spin-off if the PKS Board of Directors determines at any time that such action would be in the best interest of PKS and its stockholders. Modification of the terms and conditions of the Exchange Offer may include imposition by PKS of a limit on the number of shares of Class B&C Stock that will be accepted by PKS in the Exchange Offer.

     Kinross Transaction

     On June 26, 1995, the Company exchanged its interest in a wholly-owned subsidiary involved in gold mining activities for 4 million common shares of Kinross Gold Corporation ("Kinross"), a publicly traded corporation. The Company recognized a $21 million pre-tax gain on the exchange based on the difference between the book value of the subsidiary and the fair market value of the Kinross stock on the date of the transaction.

     MFS Litigation

     In 1994, several former stockholders of a MFS subsidiary filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Defendants expect that a trial will be held in the fall of 1995. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement. Any judgement or settlement payments would be treated as an adjustment of the original purchase price and recorded as additional goodwill. If the Spin-off is approved by the Company's Board of Directors and is consummated, KDG would remain obligated to satisfy these liabilities.

    Whitney Litigation:

    In 1974, a subsidiary of the Company ("Kiewit"), entered into a lease with Whitney Benefits,Inc., a Wyoming charitable corporation ("Whitney"). Whitney was the owner, and Kiewit was the lessee, of a coal deposit underlying a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In 1983, Kiewit and Whitney filed an action, now titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States, in the U.S. Court of Federal Claims (the "Claims Court"), alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims Court ruled that a taking had occurred and awarded the plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Court of Appeals for the Federal Court affirmed the decision of the Claims Court and the U.S. Supreme Court denied certiorari. The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the 1977 value of the property. The government also filed a motion to reopen and set aside the 1989 judgment as void and to dismiss plaintiffs' complaint for lack of jurisdiction. In May 1994, the Claims Court entered an order denying both motions. In February 1994, the Claims Court issued an opinion which provided that the $60 million judgment would bear interest compounded annually from 1977 until payment. The government appealed the February 1994 and May 1994
orders.   A hearing on the appeals was held in February 1995.

    On May 5, 1995, the government and the plaintiffs entered into a settlement agreement. In settlement of all claims, the government agreed to pay plaintiffs $200 million and plaintiffs agreed to deed the coal underlying the real property to the government. Kiewit and Whitney agreed in 1992 that Kiewit would receive 67.5 percent of any award and Whitney would receive the remainder. Peter Kiewit Sons' Co., a subsidiary of KDG, received approximately $135 million on June 2, 1995.

Other Litigation

     The Company is involved in other various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position or results of operations.

Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations:

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

Results of Operations - Second Quarter 1995 vs. Second Quarter 1994

     Revenue from each of the Company's business segments for the three months ended June 30 comprised the following (in millions):

                                 1995               1994

          Construction         $ 547               $ 517
          Mining                  62                  62
          Telecommunications      79                  73
          Other                    9                   4
                               _____               _____
                               $ 697               $ 656
                               =====               =====

Construction:

      Construction revenue rose 6% in the second quarter of 1995 compared to the second quarter of 1994. The increase is due to the performance of additional work on joint ventures during this period. Contract backlog at June 30, 1995 was $2.5 billion, of which 13% is attributable to foreign operations, principally, Canada and the Philippines. Projects on the west coast account for 38% of the total backlog which includes San Joaquin Toll Road backlog of $260 million. San Joaquin is scheduled for completion in 1997. Of the total backlog, $1.5 billion is not expected to be completed during 1995. Backlog at June 1994, was $2.2 billion.

      Gross margin on construction contracts increased to 8.2% from 7.4% during the same period in 1994 primarily as a result of a claim settlement on a completed joint venture contract.

Mining:

     Mining revenue, primarily coal sales, remained flat between periods. A decrease in coal spot sale revenue was offset by an increase in alternate source coal sales. The increased margin from alternate source coal sales was offset by an increase in lower-margin gold sales, an increase in coal sales to a large customer at contract prices less than those of other primary customers and renegotiated coal sales contract prices with certain customers. Coal spot sales and their margins declined in 1995 as compared to 1994. The overall mining margin was 45% in 1995 and 49% in 1994 and is expected to continue to decline during the remainder of 1995 due to the factors mentioned above.

Telecommunications:

     C-TEC's revenues increased from $73 million in 1994 to $79 million in 1995. C-TEC's 1994 revenue includes $8 million from its cellular business which was sold during the third quarter of 1994. The increase is primarily attributable to C-TEC's Cable and Long Distance Groups which had increased revenues of $7 million and $5 million, respectively. Increased Cable Group revenues are primarily due to the addition of 15,000 subscribers over the 1994 period and a revenue increase of approximately $4 million resulting from the acquisition of Twin County in May 1995. The Long Distance Group's sales increased due primarily to the resale of tariff services to another long distance seller. The Group's arrangement for sales of this product is expected to terminate later in 1995.

      Increased Cable Group revenues were partially offset by increased operating expenses associated with the addition of Twin County subscribers and to higher basic programming costs resulting from additional subscribers, rate increases and new channels, however, operating income of this group improved in 1995. The operating income of the Long Distance Group also improved in 1995 as the increased revenues described above were only partially offset by increased operating costs.

     C-TEC's Telephone Group revenues and operating income were relatively flat between the 1995 and 1994 periods.

General and Administrative Expenses:

     General and administrative costs declined 12% during the 2nd quarter of 1995 as compared to the 2nd quarter of 1994. The sale of C-TEC's mobile services group and an overall reduction in the overhead costs attributable to C-TEC's current operating units were primarily responsible for the decline. Partially offsetting these declines were higher professional service fees associated with the MFS spin-off.

Investment Income, net:

     Investment income increased 27% for the three months ended June 30, 1995 compared to the same period in 1994. Proceeds from C-TEC's rights offering, the sale of C-TEC's mobile services group and the settlement of the Whitney litigation resulted in a higher average portfolio balance and an increase in investment income.

Interest Expense, net:

     Interest expense decreased by $2 million in 1995 primarily due to a decline in interest expense incurred by C-TEC from the repayment of debt in the fourth quarter of 1994.

Other Income, net:

      The settlement of the Whitney litigation for $135 million and the gain from the Kinross transaction of $21 million comprise the majority of other income in 1995. The remaining income is comprised of gains and losses from the sale of operating assets and other miscellaneous activities.

MFS Operations:

     The telecommunications services revenue of MFS increased from $47 million in 1994 to $117 million in 1995. The increase partially relates to the acquisition of Centex, which was acquired in May 1994, and to the acquisitions of RealCom and Cylix, which were acquired in the fourth quarter of 1994. The remaining increase resulted primarily from increased market penetration of all other telecommunication services of MFS. Telecommunication services operating expenses of MFS increased to $149 million in 1995 from $59 million in 1994. The primary reasons for the increase in these costs are the acquisitions of Centex, RealCom and Cylix in 1994, the expansion activities of MFS Intelenet, MFS Datanet and MFS International and costs associated with new and expanded networks. MFS expects to incur additional significant expenses expanding its integrated, single-source telecommunications services, high speed data communications and international services throughout 1995.

     Third-party revenue from services offered by MFS' network integration services segment increased to $27 million from $15 million in 1994. The increase relates primarily to two projects. Network systems integration services operating expenses increased at approximately the same rate as revenues creating a small loss from operations in both periods.

Income Taxes:

     The effective income tax rate for the quarter ended June 30, 1995 differs from the expected statutory rate of 35% due primarily to net operating loss limitations on losses generated by MFS.

Results of Operations - Six Months 1995 vs. Six Months 1994:

     Revenue from each of the Company's business segments for the six months ended June 30 comprised the following (in millions):


                                     1995             1994

           Construction              $  966         $  922
           Mining                       127            119
           Telecommunications           152            145
           Other                         15              8
                                     ______         ______
                                     $1,260         $1,194
                                     ======         ======
Construction:

      Construction revenues increased by 5% during the first six months of 1995 compared to the same period in 1994. The increase relates to additional joint venture activity and the inclusion of an additional two months of materials revenue generated by the APAC-Arizona companies which were acquired on February 28, 1994.

      Gross margins on construction contracts were 5.5% in 1995 and 1994.

Mining:

      Mining revenues, primarily coal sales, increased 7% in 1995. The increase in revenue is primarily attributable to additional alternate source coal sales. The increased margins from alternate source coal sales were offset by an increase in lower-margin gold sales, an increase in coal sales to a large customer at contract prices less than those of other primary customers and renegotiated coal sales contract prices with certain customers. Coal spot sales and their margins declined in 1995 as compared to 1994. The overall mining margin was 47% in 1995 and 48% in 1994 and is expected to continue to decline during the remainder of 1995 due to the factors mentioned above.

Telecommunications:

     C-TEC's revenue increased from $145 million in 1994 to $152 million in 1995. C-TEC's 1994 revenue includes $15 million from its cellular business which was sold during the third quarter of 1994. The increase is primarily attributable to C-TEC's Cable and Long Distance Groups which had increased revenues of $7 million and $11 million, respectively. Increased Cable Group revenues are primarily due to an increase in the number of subscribers and a revenue increase of approximately $4 million resulting from the acquisition of Twin County in May 1995. The Long Distance Group's sales increased due primarily to the resale of tariff services to another long distance seller. The Group's arrangement for sales of this product is expected to terminate later in 1995.

      Increased Cable Group revenues were partially offset by increased operating expenses associated with the addition of Twin County subscribers and to higher basic programming costs resulting from additional subscribers, rate increases and new channels, however, operating income of this group improved in 1995. The operating income of the Long Distance Group also improved in 1995 as the increased revenue described above was only partially offset by increased operating costs.

      C-TEC's Telephone Group revenues and operating income were relatively flat between the 1995 and 1994 periods.

General and Administrative Expenses:

      General and administrative costs declined 6% during the six months of 1995 as compared to the same period of 1994. The sale of C-TEC's mobile services group and an overall reduction in the overhead costs attributable to C-TEC's current operating units were primarily responsible for the decline. Partially offsetting these declines were higher professional service fees associated with the MFS spin-off.

Gain on Subsidiary's Stock Transactions, net:

     The issuance of MFS stock for acquisitions by MFS and the exercise of MFS employee stock options resulted in a $3 million net gain to the Company in 1995. In 1994 the Company settled a contingent purchase price adjustment resulting from MFS' 1990 purchase of Chicago Fiber Optics Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at market prices, as payment of the obligation. This transaction along with the issuances of stock for acquisitions and employee stock options, resulted in a $28 million net gain before taxes. The Company had recognized gains and losses from sales and issuances of stock by MFS on the consolidated statement of earnings, but the Company is now contemplating a spin-off (See
Note 5). Current accounting principles require recognition of the above transactions as capital transactions when a spin-off is contemplated. If the spin-off of MFS is completed, these types of gains will no longer be recognized for MFS transactions.

Investment Income, net:

     Investment income increased 20% for the six months ended June 30, 1995 compared to the same period in 1994. Proceeds from C-TEC's rights offering, the sale of C-TEC's mobile services group and the settlement of the Whitney litigation resulted in a higher average portfolio balance and an increase in interest and dividend income. Partially offsetting this increase were higher losses on the disposition of marketable securities in 1995.

Interest Expense, net:

     Interest expense increased by $7 million in 1995. Tax deficiency interest expense of $11 million incurred in 1995 was partially offset by a decline in interest expense incurred by C-TEC due to the repayment of debt in the fourth quarter of 1994.

Other Income, net:

     The settlement of the Whitney litigation for $135 million and the gain from the Kinross transaction of $21 million comprise the majority of other income in 1995. The remaining income is comprised of gains and losses from the sale of operating assets and other miscellaneous activities.

MFS Operations:

     MFS' telecommunications services revenue increased to $221 million from $69 million in 1994. The increase primarily relates to the acquisitions of Centex, RealCom and Cylix in 1994. The remaining increase resulted primarily from increased market penetration of all other telecommunication services of the Company. MFS telecommunications services operating expenses increased to $284 million from $88 million in 1994. The increase relates in part to the acquisitions of Centex, RealCom and Cylix in 1994. In addition, operating expenses increased due to expansion activities of MFS Intelenet, MFS Datanet and MFS International and costs associated with new and expanded networks. MFS expects to incur additional significant expenses expanding its integrated, single-source telecommunications services, high-speed data communications and international services throughout 1995.

     Third-party revenue from services offered by MFS' network integration services segment, increased to $38 million from $27 million in 1994. The increase relates primarily to two projects. Network systems integration services operating expenses increased at approximately the same rate as revenues producing a small loss from operations in both periods.

Income Taxes:

     The effective income tax rate for the first six months of 1995 differs from the expected statutory rate of 35% due primarily to net operating loss limitations on losses generated by MFS.

Financial Condition - June 30, 1995 vs. December 31, 1994

     The Company's working capital, exclusive of MFS, decreased $17 million or 2% during the first six months of 1995. The decrease was mainly due to cash flows from operations, including the Whitney settlement of $135 million, being offset by significant investing activities of $209 million.

     Investing activities include $83 million of capital expenditures and $172 million of investments. The investments include C-TEC's $84 million outlay for 40% of Megacable and $38 million outlay for Twin County, KDG's $29 million purchase of CECI's stock, $8 million outlay for a 19% interest in a healthcare software development company and an additional $6 million investment in a Philippine power project.

     Financing sources for the six months include $14 million of borrowings for the construction financing of a privately owned toll road, $17 million of C-TEC borrowings on the Cable Group's revolving credit agreement and $26 million from the sale of the Company's common stock. Financing uses consisted of $5 million of payments on stockholders' notes, $6 million for stock repurchases, and $13 million of Construction & Mining Group stock dividends.

     In 1995, the Company received the final payment ($29 million) for the sale of certain discontinued packaging operations.

     In addition to the C-TEC activities described below, the Company anticipates investing between $45 and $85 million annually in its construction and mining businesses, making significant (over $50 million in 1995) investments in its energy businesses - including its joint venture agreement with CECI covering international power project development activities and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and the repurchase of stock. The Company's current financial condition and borrowing capacity should be sufficient for future operating activities and investing activities, however, in the event of an MFS spin-off, the Construction & Mining Group may incur debt in order to fund stock conversions.

     C-TEC intends to utilize its available cash and revolving credit balances to fund operating activities, finance the pending acquisition of Buffalo Valley, and to develop full service networks.

     See the "Other Matters" note to the consolidated condensed financial statements with respect to the MFS spin-off.


                          PETER KIEWIT SONS', INC.

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:

     In 1974, a subsidiary of the Company ("Kiewit"), entered into a lease with Whitney Benefits,Inc., a Wyoming charitable corporation ("Whitney"). Whitney was the owner, and Kiewit was the lessee, of a coal deposit underlying a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In 1983, Kiewit and Whitney filed an action, now titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States, in the U.S. Court of Federal Claims (the "Claims Court"), alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims Court ruled that a taking had occurred and awarded the plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Court of Appeals for the Federal Court affirmed the decision of the Claims Court and the U.S. Supreme Court denied certiorari. The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the 1977 value of the property. The government also filed a motion to reopen and set aside the 1989 judgment as void and to dismiss plaintiffs' complaint for lack of jurisdiction. In May 1994, the Claims Court entered an order denying both motions. In February 1994, the Claims Court issued an opinion which provided that the $60 million judgment would bear interest compounded annually from 1977 until payment. The government appealed the February 1994 and May 1994
orders.   A hearing on the appeals was held in February 1995.

     On May 5, 1995, the government and the plaintiffs entered into a settlement agreement. In settlement of all claims, the government agreed to pay plaintiffs $200 million and plaintiffs agreed to deed the coal underlying the real property to the government. Kiewit and Whitney agreed in 1992 that Kiewit would receive 67.5 percent of any award and Whitney would receive the remainder. Peter Kiewit Sons' Co., a subsidiary of Kiewit Diversified Group Inc., received approximately $135 million on June 2, 1995.

Item 6.     Exhibits & Reports on Form 8-K:

(a)   Exhibits filed as part of this report are listed below:

     Exhibit
     Number

     27     Financial Data Schedule (for electronic filing purposes
only)

     99.A   Kiewit Construction & Mining Group Financial Statements
and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     99.B   Kiewit Diversified Group Financial Statements and
Management's Discussion and Analysis of Financial Condition and
Results of Operations.

(b) No reports on Form 8-K were filed by the Company during the second quarter of 1995.

                                SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PETER KIEWIT SONS', INC.


Dated:  August 14, 1995                   /s/ R.E. Julian
                                          Robert E. Julian
                                          Executive Vice President
                                          Chief Financial Officer

                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                              INDEX TO EXHIBITS

Exhibit
No.

 27     Financial Data Schedule (For electronic filing purposes
only)

 99.A   Kiewit Construction & Mining Group Financial Statements and
Management's Discussion and Analysis of Financial Condition and
Results of Operations.

 99.B    Kiewit Diversified Group Financial Statements and
Management's Discussion and Analysis of Financial Condition and
Results of Operations.

                                                     Exhibit 99.A


                         KIEWIT CONSTRUCTION & MINING GROUP

                         Index to Financial Statements and
                         Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations




Financial Statements:
  Condensed Statements of Earnings for the three months ended June 30, 1995 and 1994 and the six months ended June 30, 1995 and 1994
  Condensed Balance Sheets as of June 30, 1995
     and December 31, 1994
  Condensed Statements of Cash Flows for the
     six months ended June 30, 1995 and 1994
  Notes to Condensed Financial Statements

Management's Discussion and Analysis of
  Financial Condition and Results of Operations

                      KIEWIT CONSTRUCTION & MINING GROUP


                       Condensed Statements of Earnings
                                (unaudited)


                            Three months ended    Six months ended
                                 June 30,            June 30,
(dollars in millions)       1995          1994    1995        1994

Revenue                   $  562        $  528    $  988    $  939
Cost of Revenue             (516)         (485)     (925)     (878)
                          ______        ______    ______    ______
                              46            43        63        61

General and Administrative
  Expenses                   (29)          (29)      (61)      (62)
                          ______        ______    ______    ______

Operating Income (Loss)       17            14         2        (1)

Other Income (Expense):
  Investment Income, net       3             4         6         6
  Interest Expense             -            (1)       (1)       (1)
  Other, net                  35            12        46        22
                           _____        ______    ______    ______
                              38            15        51        27
                           _____        ______    ______    ______

Earnings Before
  Income Taxes                55            29        53        26

Provision for Income Taxes   (19)          (10)      (19)       (9)
                           _____        ______     ______   ______

Net Earnings              $   36        $   19    $   34    $   17
                          ======        ======    ======    ======


See accompanying notes to condensed financial statements.

                        KIEWIT CONSTRUCTION & MINING GROUP

                            Condensed Balance Sheets

                                     June 30,          December 31,
                                       1995                1994
(dollars in millions)              (unaudited)

Assets

Current Assets:
  Cash and cash equivalents           $  84               $   70
  Marketable securities                 100                  156
  Receivables, less allowance of
       $7 and $7                        244                  260
  Costs and earnings in excess of
      billings on uncompleted
      construction contracts            130                  101
  Investment in construction
     joint ventures                      62                   69
  Deferred income taxes                  54                   59
  Other                                  21                   23
                                      _____               ______
Total Current Assets                    695                  738

Property, Plant and Equipment,
  less accumulated depreciation and
  amortization of $404 and $395         161                  140
Deferred Income Taxes                     -                    4
Other Assets                            111                   85
                                      _____               ______
                                      $ 967               $  967
                                      =====               ======

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable, including retainage
    of $42 and $41                    $ 169               $  179
  Current portion of long-term debt       2                    3
  Accrued construction costs and
     billings in excess of revenue
     on uncompleted contracts           119                  106
  Accrued insurance costs                74                   73
  Other                                  41                   44
                                      _____               ______
Total Current Liabilities               405                  405

Long-Term Debt, less current portion      7                    9
Deferred Income Taxes                     5                    -
Other Liabilities                        47                   48

Stockholders' Equity (Redeemable
  Common Stock, $372 million
  aggregate redemption value)
     Common equity                      508                  513
     Net unrealized holding losses        -                   (1)
     Foreign currency adjustment         (5)                  (7)
                                      _____               ______
Total Stockholders' Equity              503                  505
                                      _____               ______
                                      $ 967               $  967
                                      =====               ======

See accompanying notes to condensed financial statements.

                      KIEWIT CONSTRUCTION & MINING GROUP

                     Condensed Statements of Cash Flows
                                (unaudited)


                                                  Six months ended
                                                      June 30,
dollars in millions)                              1995        1994

Cash flows from operations:
  Net cash provided by operations                $  47       $  42

Cash flows from investing activities:
  Proceeds from sales and maturities of
     marketable securities                         147         138
  Purchases of marketable securities               (89)        (97)
  Proceeds from sales of property, plant
     and equipment                                   9           6
  Capital expenditures                             (47)        (41)
  Acquisition of APAC-Arizona, Inc.                  -         (47)
  Other                                             (4)         (7)
                                                 _____       _____
     Net cash provided by (used in)
        investing activities                        16         (48)

Cash flows from financing activities:
  Payments on long-term debt, including
     current portion                               (2)          (4)
  Issuances of common stock                        24           19
  Repurchases of common stock                      (4)          (9)
  Dividends paid                                  (13)         (13)
  Exchange of Class B&C Stock for Class D
     Stock, net                                   (54)         (42)
                                                _____        _____
     Net cash used in financing activities        (49)         (49)

Effect of exchange rates on cash                    -           (2)
                                                _____        _____

Net change in cash and cash equivalents            14          (57)
Cash and cash equivalents at beginning
  of period                                        70           99
                                                _____        _____

Cash and cash equivalents at end of period      $  84        $  42
                                                =====        =====

See accompanying notes to condensed financial statements.

                         KIEWIT CONSTRUCTION & MINING GROUP

                       Notes to Condensed Financial Statements

1.     Basis of Presentation:

     The condensed balance sheet of Kiewit Construction & Mining Group (the "Group") at December 31, 1994 has been condensed from the Group's audited balance sheet as of that date. All other financial statements contained herein are unaudited and have been prepared using the historical amounts included in the Peter Kiewit Sons', Inc. ("PKS") consolidated condensed financial statements. The Group's accounting policies and certain other disclosures are set forth in the notes to the financial statements contained in PKS' Annual Report on Form 10-K as an exhibit for the year ended December 31, 1994.

      Although the financial statements of PKS' Construction & Mining Group and Diversified Group separately report the assets, liabilities and stockholders' equity of PKS attributed to each such group, legal title to such assets and responsibility for such liabilities will not be affected by such attribution. Holders of Class B&C Stock and Class D Stock are stockholders of PKS. Accordingly, the PKS consolidated condensed financial statements and related notes as well as those of the Kiewit Diversified Group should be read in conjunction with these financial statements.

      Marketable securities at June 30, 1995 and December 31, 1994 include approximately $57 million and $61 million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage. Receivables at June 30, 1995 and December 31, 1994 include approximately $56 million and $48 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

     Where appropriate, items within the condensed financial statements have been reclassified from the previous periods to conform to current year presentation.

2.     Summarized Financial Information:

     The Group's 50% portion of PKS' corporate assets and liabilities and related transactions, which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group, is as follows (in millions):

                                  June 30,             December 31,
                                  1995                  1994

    Cash and cash equivalents    $   -                  $  25
    Marketable securities            2                     15
    Property, plant and
          equipment, net             5                      5
    Other assets                     5                     16
                                 _____                  _____
         Total Assets            $  12                  $  61
                                 =====                  =====

    Accounts payable             $  24                  $  30
    Convertible debentures           1                      1
    Notes to former stockholders     3                      6
    Other liabilities                3                      2
                                 _____                  _____
        Total Liabilities        $  31                  $  39
                                 =====                  =====


                            Three months ended    Six months ended
                                June 30,             June 30,
                           1995          1994      1995      1994

    Investment income,
        net of interest
        expense            $  -          $ 1      $   -     $   1
    Other costs,net          (1)          (1)        (2)       (2)

      Corporate general and administrative costs have been allocated to the Group. These allocations were $1 million and $7 million for the three months ended June 30, 1995 and 1994, and $1 million and $13 million for the six months ended June 30, 1995 and 1994. Due to a realignment of the corporate overhead departments significantly all of the administrative functions and personnel previously allocated to the Group are now located at the Group.

      Mining service income from the Group's mine service agreement with the Diversified Group was $7 million and $8 million for the three months ended June 30, 1995 and 1994, and $15 million for each of the six months ended June 30, 1995 and 1994.

3.     Other Matters:

      Kinross Transaction

      On June 26, 1995, the Group exchanged its interest in a wholly-owned subsidiary involved in gold mining activities for 4 million common shares of Kinross Gold Corporation, ("Kinross"), a publicly traded corporation. The Group recognized a $21 million pre-tax gain on the exchange based on the difference between the book value of the subsidiary and the fair market value of the Kinross stock on the date of the transaction.

      MFS Spin-off

      PKS' management asked the Internal Revenue Service ("IRS") to issue a ruling (the "Ruling") that would permit PKS to make a tax-free distribution of its entire ownership interest in MFS to the Class D stockholders (the "Spin-off"). In June 1995, PKS received the Ruling from the IRS confirming that the Spin-off will be tax-free to the holders of Class D Stock for United States federal income tax purposes. The PKS Board of Directors preliminarily approved the plan to implement the Spin-off (the "Plan") at a special meeting on June 9, 1995.

      In order to satisfy certain requirements of applicable tax law relating to the Spin-off that are addressed by the Ruling, PKS and Kiewit Diversified Group Inc., a wholly owned first-tier subsidiary of PKS ("KDG") have agreed with MFS to effect a recapitalization of MFS pursuant to which KDG would exchange 2,900,000 of the 42,962,658 shares of MFS Common Stock currently held by KDG for 15,000,000 shares of high-vote convertible preferred stock (the "MFS Recapitalization").

      The MFS Recapitalization has been approved by the MFS Board of Directors, and by a special committee of the MFS Board of Directors comprised solely of independent directors of MFS. Consummation of the MFS Recapitalization is subject to approval by the holders of MFS Common Stock at the MFS 1995 annual stockholders meeting, to be held on August 24, 1995. In connection with obtaining approval of the holders of MFS Common Stock, PKS has agreed to vote all of the shares of MFS Common Stock owned or controlled by it in the same manner as the majority of the non-PKS holders of MFS Common Stock present in person or by proxy at the meeting vote. Thus, the MFS Recapitalization will be approved only if supported by a majority of such non-PKS stockholders of MFS. If the MFS Recapitalization is not approved by the holders of MFS Common Stock, the MFS Preferred Stock will not be issued and the Spin-off will not occur. If the MFS Recapitalization is approved, it would be consummated immediately prior to the Spin-off and PKS would distribute to Class D stockholders both the MFS preferred stock and all of the common stock of MFS then held by PKS.

     The Plan provides for an exchange offer (the "Exchange Offer") by PKS for Class D Stock, to be completed before the Spin-off.
Under an Exchange Offer,PKS would offer to exchange Class D Stock for some or all of its outstanding Class B Stock and Class C Stock
("B&C Stock") on terms similar to those upon which Class B&C Stock can be converted into Class D Stock during the annual conversion period provided in the PKS Certificate of Incorporation. It is presently expected that once the registration statement presently on file with the Securities and Exchange Commission is declared effective, the Exchange Offer will be open for approximately four weeks (the "Expiration Date") unless the Exchange Offer is extended, abandoned, or modified.

     PKS currently expects that, if the holders of a majority of the MFS Common Stock present in person or by proxy and voting at the 1995 MFS annual stockholders meeting, approve the MFS Recapitalization, the Spin-off dividend will be declared as of, and paid to holders of Class D Stock of record as of,the day after the Expiration Date. If such favorable vote is not received, the Exchange Offer will be abandoned, and the Spin-off will not occur. Further, PKS reserves the right to abandon the Exchange Offer, or both the Exchange Offer and the Spin-off, if the PKS Board of Directors determines at any time that such abandonment would be in the best interest of PKS and its stockholders, and PKS will abandon the Exchange Offer if it abandons the Spin-off.

     PKS also reserves the right to extend the Exchange Offer or to modify in any manner the terms and conditions of the Exchange Offer or the Spin-off or to defer the consummation of the Exchange Offer or the Spin-off if the PKS Board of Directors determines at any time that such action would be in the best interest of PKS and its stockholders. Modification of the terms and conditions of the Exchange Offer may include imposition by PKS of a limit on the number of shares of Class B&C Stock that will be accepted by PKS in the Exchange Offer.

Litigation

     The Group is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liabilities for legal proceedings beyond that provided should not materially affect the Group's financial position or results of operations.

                     KIEWIT CONSTRUCTION & MINING GROUP


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations - Second Quarter 1995 vs. Second Quarter 1994

Construction

     Construction revenue rose 6% in the second quarter of 1995 compared to the second quarter of 1994. The increase is due to the performance of additional work on joint ventures during this period. Contract backlog at June 30, 1995 was $2.5 billion, of which 13% is attributable to foreign operations, principally, Canada and the Philippines. Projects on the west coast account for 38% of the total backlog which includes San Joaquin Toll Road backlog of $260 million. San Joaquin is scheduled for completion in 1997. Of the total backlog, $1.5 billion is not expected to be completed during 1995. Backlog at June 1994, was $2.2 billion.

     Gross margin on construction contracts increased to 8.2% from 7.4% during the same period in 1994 primarily as a result of a claim settlement on a completed joint venture contract.

     Other, net

     In 1995 the Kinross transaction resulted in a $21 million gain to the Group. Also contributing to the increased earnings was $2 million of additional gains recognized on the sale of operating assets.

Results of Operations - Six Months 1995 vs. Six Months 1994

Construction

     Construction revenues increased by 5% during the first six months of 1995 compared to the same period in 1994. The increase relates to additional joint venture activity and the inclusion of an additional two months of materials revenue generated by the APAC-Arizona companies which were acquired on February 28, 1994.

     Gross margins on construction contracts were 5.5% in 1995 and 1994.

     Other, net

     The Kinross transaction resulted in a $21 million gain to the Group in 1995. Also contributing to earnings in 1995 and 1994 were mine service fees from the Diversified Group of $15 million and gains on the disposition of operating assets of $7 and $5 million, respectively.

Financial Condition - June 30, 1995 vs. December 31, 1994

     The Group's working capital decreased $43 million or 13% during the first six months of 1995. A significant portion of the decline was due to the conversion and repurchase of 2.1 million shares of Class B&C Stock totaling $58 million and dividend payments of $13 million. Cash flows from operations of $47 million, and cash flows from investing activities, primarily the net proceeds from sales of marketable securities of $58 million, partially offset by capital expenditures of $47 million, resulted in a net $14 million increase in cash for the period.

     The Group anticipates investing between $40 and $75 million annually in its construction business and purchasing additional shares of an electrical contractor - the Group is committed to 80% ownership by 1997. Other long-term liquidity uses include payment of income taxes and repurchases and conversions of common stock.

     The Group's working capital position at June 30, 1995, together with anticipated cash flows from operations and existing borrowing capacity, should be sufficient for immediate cash requirements and future investing activities, however, in the event of a MFS spin-off, the Group may incur additional debt to fund the stock conversions.

    See the "Other Matters" note to the condensed financial statements with respect to the MFS spin-off.


                                                  Exhibit 99.B

                       KIEWIT DIVERSIFIED GROUP

                  Index to Financial Statements and
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations




Financial Statements:
  Condensed Statements of Earnings for the three months ended June 30, 1995 and 1994 and the six months ended June 30, 1995 and 1994
  Condensed Balance Sheets as of June 30, 1995
     and December 31, 1994
  Condensed Statements of Cash Flows for the
     six months ended June 30, 1995 and 1994
  Notes to Condensed Financial Statements

Management's Discussion and Analysis of
  Financial Condition and Results of Operations

                        KIEWIT DIVERSIFIED GROUP


                     Condensed Statements of Earnings
                              (unaudited)


                          Three months ended     Six months ended
                               June 30,              June 30,
(dollars in millions)     1995          1994     1995       1994

Revenue                  $ 135         $ 128     $ 274     $ 255
Cost of Revenue            (75)          (70)     (156)     (144)
                         _____         _____     _____     _____
                            60            58       118       111

General and Administrative
  Expenses                 (31)          (39)      (62)      (68)
                         _____         _____     _____     _____

Operating Income            29            19        56        43

Other Income (Expense):
  Gain on Subsidiary's Stock
    Transactions, net        -             3         3        28
  Investment Income, net    11             7        24        19
  Interest Expense, net     (6)           (7)      (23)      (16)
  Other, net               136             4       140         4
                         _____         _____     _____     _____
                           141             7       144        35

Equity in Loss of MFS      (43)          (21)      (85)      (34)
                         _____         _____     _____     _____

Earnings Before
  Income Taxes and
  Minority Interest
  in Net Income of
  Subsidiaries             127             5       115       44

Provision for Income Taxes (60)            -       (70)     (16)

Minority Interest in Net
   Income of Subsidiaries   (6)           (2)       (8)       -
                         _____         _____     _____    _____

Net Earnings             $  61         $   3     $  37    $  28
                         =====         =====     =====    =====


See accompanying notes to condensed financial statements.

                     KIEWIT DIVERSIFIED GROUP

                    Condensed Balance Sheets

                                         June 30,      December 31,
                                           1995            1994
(dollars in millions)                  (unaudited)

Assets

Current Assets:
  Cash and cash equivalents              $  350          $  330
  Marketable securities                     428             754
  Receivables, less allowance of
       $2 and $2                             77             157
  Note receivable from sales
     of discontinued operations               -              29
  Deferred income taxes                      11              15
  Other                                      34              95
                                         ______          ______
Total Current Assets                        900           1,380

Property, Plant and Equipment,
  less accumulated depreciation and
  amortization of $261 and $336             469           1,104
Intangible Assets, net                      385             733
Investments                                 370             259
Net Assets of MFS                           447               -
Other Assets                                 62              73
                                         ______          ______
                                         $2,633          $3,549
                                         ======          ======

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                       $   42          $  165
  Current portion of long-term debt:
     Telecommunications                       9              26
     Other                                    3               4
  Accrued costs and billings in excess
     of revenue on uncompleted contracts     14              37
  Accrued reclamation and other
     mining costs                            17              20
  Other                                     103             159
                                          _____           _____
Total Current Liabilities                   188             411

Long-Term Debt, less current portion:
  Telecommunications                        290             827
  Other                                      82              72
Deferred Income Taxes                       309             306
Retirement Benefits                          47              67
Accrued Reclamation Costs                   102             102
Other Liabilities                            83              85
Minority Interest                           193             448

Stockholders' Equity (Redeemable
  Common Stock, $1.3 billion
  aggregate redemption value)
     Common equity                        1,330           1,238
     Foreign currency adjustment              1               -
     Net unrealized holding gains (losses)    8              (7)
                                          _____           _____
Total Stockholders' Equity                1,339           1,231
                                          _____           _____
                                         $2,633          $3,549
                                         ======          ======


See accompanying notes to condensed financial statements.

                              KIEWIT DIVERSIFIED GROUP
                        Condensed Statements of Cash Flows
                                    (unaudited)


                                                  Six months ended
                                                      June 30,
(dollars in millions)                             1995       1994

Cash flows from operations:
  Net cash provided by continuing operations     $ 161       $  19

Cash flows from investing activities:
  Proceeds from sales and maturities of
     marketable securities and investments         114         718
  Purchases of marketable securities              (114)       (812)
  Acquisitions, excluding cash acquired           (139)       (189)
  Investment in CECI                               (29)        (12)
  Capital expenditures                             (36)       (129)
  Deferred development costs and other             (21)        (29)
                                                 _____       _____
     Net cash used in investing activities        (225)       (453)

Cash flows from financing activities:
  Issuances of subsidiary's stock                    -           3
  Proceeds from long-term debt borrowings           31         659
  Payments on long-term debt, including
     current portion                                (9)       (180)
  Issuances of common stock                          2           -
  Repurchases of common stock                       (2)       (20)
  Exchange of Class B&C Stock for Class
     D Stock, net                                   54          42
                                                 _____       _____
      Net cash provided by financing activities     76         504

Cash flows from proceeds due to sales
  of discontinued packaging operations              29           7

Cash and cash equivalents of MFS
  at beginning of period                           (22)          -

Effect of exchange rates on cash                     1         (1)
                                                 _____      _____

Net change in cash and cash equivalents             20         76
Cash and cash equivalents at beginning
  of period                                        330        197
                                                 _____      _____

Cash and cash equivalents at end of period       $ 350      $ 273
                                                 =====      =====

Noncash investing activities:
  Issuance of MFS stock for the purchase of
     telecommunications companies and
     minority interest                           $   -     $  23
  MFS stock transaction to settle
     contingent purchase price liability             -        25


See accompanying notes to condensed financial statements.

                         KIEWIT DIVERSIFIED GROUP

                   Notes to Condensed Financial Statements

1.     Basis of Presentation:

     The condensed balance sheet of Kiewit Diversified Group (the "Group") at December 31, 1994 has been condensed from the Group's audited balance sheet as of that date. All other financial statements contained herein are unaudited and have been prepared using historical amounts included in the Peter Kiewit Sons', Inc. ("PKS") consolidated condensed financial statements. The Group's accounting policies and certain other disclosures are set forth in the notes to the financial statements contained in PKS' Annual Report on Form 10-K as an exhibit for the year ended December 31, 1994.

     The PKS Board of Directors preliminarily approved a plan to make a tax-free distribution of its entire ownership interest in MFS Communications Company, Inc. ("MFS") to the Class D stockholders at a special meeting on June 9, 1995 (See Note 4).
The operating results of MFS have been classified as a single line item on the statements of earnings for the three and six month
periods ended June  30, 1995 and 1994.    The Group's proportionate
share of the net assets of MFS at June 30, 1995 of $447 million have been reported separately in the condensed balance sheet.

     Operating results of MFS are summarized as follows (dollars in millions):

                             Three months ended    Six months ended
                                  June 30,             June 30,
                             1995          1994    1995        1994

       Revenue               $140          $ 61    $258        $96
       Loss from operations   (59)          (27)   (115)       (46)
       Net loss               (65)          (32)   (129)       (50)
       Group's Equity in
         Net Loss             (43)          (21)    (85)       (34)

     At June 30, 1995 the net assets of MFS were as follows:

          Assets:
             Current                                     $  522
             Networks and equipment, net                    902
             Other assets, net                              403
                                                          _____
               Total                                      1,827

          Liabilities:
            Current                                         235
            Long-term debt                                  597
            Other noncurrent                                 32
                                                          _____
               Total                                        864
                                                          _____

          Net Assets                                     $  963
                                                         ======
          Group Equity in Net Assets of MFS              $  447
                                                         ======

     Included in the net assets of MFS are $307 million of proceeds from the offering of convertible preferred stock of which the Group has no ownership interest.

     The Group has approximately $93 million of deferred tax liabilities recorded on gains from MFS stock transactions that would no longer be payable if the distribution is consummated.

      Although the financial statements of PKS' Construction & Mining Group and Diversified Group separately report the assets, liabilities and stockholders' equity of PKS attributed to each such group, legal title to such assets and responsibility for such liabilities will not be affected by such attribution. Holders of Class B&C Stock and Class D Stock are stockholders of PKS. Accordingly, the PKS consolidated condensed financial statements and related notes as well as those of the Kiewit Construction & Mining Group should be read in conjunction with these financial statements.

      Where appropriate, items within the condensed financial statements have been reclassified from the previous periods to conform to current year presentation.

                      KIEWIT DIVERSIFIED GROUP

               Notes to Condensed Financial Statements

2.      Summarized Financial Information:

      The Group's 50% portion of PKS' corporate assets and liabilities and related transactions, which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group, is as follows (in millions):

                                         June 30,      December 31,
                                           1995            1994

     Cash and cash equivalents            $   -          $  25
     Marketable securities                    2             15
     Property, plant and equipment, net       5              5
     Other assets                             5             16
                                          _____          _____
        Total Assets                      $  12          $  61
                                          =====          =====

     Accounts payable                     $  24          $  30
     Convertible debentures                   1              1
     Notes to former stockholders             3              6
     Other liabilities                        3              2
                                          _____          _____
         Total Liabilities                $  31          $  39
                                          =====          =====

                             Three months ended   Six months ended
                                  June 30,            June 30,
                             1995          1994   1995         1994
     Investment income, net  $  -          $  1   $  -         $ 1
     Other costs,net           (1)           (1)    (2)         (2)

     Corporate general and administrative costs have been allocated to the Group. These allocations were $1 million for each of the three months ended June 30, 1995 and 1994, and $2 million and $4 million for the six months ended June 30, 1995 and 1994. Due to a realignment of the corporate overhead departments, substantially all of the administrative functions and personnel previously allocated to the Group are now located at the Group.

     Mining service expense from the Group's mine service agreement with the Construction & Mining Group was $7 million and $8 million for the three months ended June 30, 1995 and 1994, and $15 million for each of the six months ended June 30, 1995 and 1994.

3.   Acquisitions:

     In February 1995, California Energy Company, Inc. ("CECI"), an equity method investee, completed the purchase of Magma Power Company. The cash transaction valued at $950 million was partially financed by the sale of 17 million shares of common stock at $17 per share. As part of the offering, the Group purchased 1.5 million shares. In addition, during the second quarter of 1995, the Company purchased an additional 200,000 common shares of CECI. Following these transactions, the Group's cumulative investment in CECI common stock totals $146 million, $38 million in excess of the Group's proportionate share of CECI's equity.

     C-TEC Corporation ("C-TEC") completed the first step of an acquisition of Twin County Trans Video, Inc. ("Twin County") in May 1995. Twin County provides cable television service to 74,000 subscribers in eastern Pennsylvania. In consideration for 40% of the capital stock of Twin County, C-TEC paid $26 million in cash and issued a $4 million note of its subsidiary, C-TEC Cable Systems, Inc. In addition, C-TEC paid $11 million in consideration of a noncompete agreement. The acquisition of the remaining shares is expected to be completed by year end.

     In January 1995, C-TEC entered into an agreement to purchase Buffalo Valley Telephone Company. The aggregate consideration for the purchase ($55 million) will be a combination of cash and convertible preferred stock in the Telephone Group of C-TEC. The transaction is expected to close during 1995. Buffalo Valley Telephone Company provides local telephone service to 17,300 access lines in central Pennsylvania.

     Also in January 1995, C-TEC purchased, for $84 million in cash, a 40% equity position in Megacable, S.A. De C.V., Mexico's second largest cable television operator with 174,000 subscribers in twelve cities. The purchase price is subject to adjustment based on fourth quarter 1995 exchange rates.

4.     Other Matters:

       MFS Spin-off

       PKS' management asked the Internal Revenue Service ("IRS") to issue a ruling (the "Ruling") that would permit PKS to make a tax-free distribution of its entire ownership interest in MFS to the Class D stockholders (the "Spin-off"). In June 1995, PKS received the Ruling from the IRS confirming that the Spin-off will be tax-free to the holders of Class D Stock for United States federal income tax purposes. The PKS Board of Directors preliminarily approved the plan to implement the Spin-off (the "Plan") at a special meeting on June 9, 1995.

      In order to satisfy certain requirements of applicable tax law relating to the Spin-off that are addressed by the Ruling, PKS and Kiewit Diversified Group Inc., a wholly owned first-tier subsidiary of PKS ("KDG") have agreed with MFS to effect a recapitalization of MFS pursuant to which KDG would exchange 2,900,000 of the 42,962,658 shares of MFS Common Stock currently held by KDG for 15,000,000 shares of high-vote convertible preferred stock (the "MFS Recapitalization").

      The MFS Recapitalization has been approved by the MFS Board of Directors, and by a special committee of the MFS Board of Directors comprised solely of independent directors of MFS. Consummation of the MFS Recapitalization is subject to approval by the holders of MFS Common Stock at the MFS 1995 annual stockholders meeting, to be held on August 24, 1995. In connection with obtaining approval of the holders of MFS Common Stock, PKS has agreed to vote all of the shares of MFS Common Stock owned or controlled by it in the same manner as the majority of the non-PKS holders of MFS Common Stock present in person or by proxy at the meeting vote. Thus, the MFS Recapitalization will be approved only if supported by a majority of such non-PKS stockholders of MFS. If the MFS Recapitalization is not approved by the holders of MFS Common Stock, the MFS Preferred Stock will not be issued and the Spin-off will not occur. If the MFS Recapitalization is approved, it would be consummated immediately prior to the Spin-off and PKS would distribute to Class D stockholders both the MFS preferred stock and all of the common stock of MFS then held by PKS.

      The Plan provides for an exchange offer (the "Exchange Offer") by PKS for Class D Stock, to be completed before the Spin-off. Under an Exchange Offer,PKS would offer to exchange Class D Stock for some or all of its outstanding Class B Stock and Class C Stock ("Class B&C Stock") on terms similar to those upon which Class B&C Stock can be converted into Class D Stock during the annual conversion period provided in the PKS Certificate of Incorporation. It is presently expected that once the registration statement presently on file with the Securities and Exchange Commission is declared effective, the Exchange Offer will be open for approximately four weeks (the "Expiration Date") unless the Exchange Offer is extended, abandoned, or modified.

      PKS currently expects that, if the holders of a majority of the MFS Common Stock present in person or by proxy and voting at the 1995 MFS annual stockholders meeting, approve the MFS Recapitalization, the Spin-off dividend will be declared as of, and paid to holders of Class D Stock of record as of,the day after the Expiration Date. If such favorable vote is not received, the Exchange Offer will be abandoned, and the Spin-off will not occur. Further, PKS reserves the right to abandon the Exchange Offer, or both the Exchange Offer and the Spin-off, if the PKS Board of Directors determines at any time that such abandonment would be in the best interest of PKS and its stockholders, and PKS will abandon the Exchange Offer if it abandons the Spin-off.

       PKS also reserves the right to extend the Exchange Offer or to modify in any manner the terms and conditions of the Exchange Offer or the Spin-off or to defer the consummation of the Exchange Offer or the Spin-off if the PKS Board of Directors determines at any time that such action would be in the best interest of PKS and its stockholders. Modification of the terms and conditions of the Exchange Offer may include imposition by PKS of a limit on the number of shares of Class B&C Stock that will be accepted by PKS in the Exchange Offer.

      MFS Litigation

      In 1994, several former stockholders of an MFS subsidiary filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Defendants expect that a trial will be held in the fall of 1995. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement. Any judgement or settlement payments would be treated as an adjustment of the original purchase price and recorded as additional goodwill. If the Spin-off is approved by the PKS Board of Directors and is consummated, KDG would remain obligated to satisfy these liabilities.

     Whitney Litigation

     In 1974, a subsidiary of the Group ("Kiewit"), entered into a lease with Whitney Benefits, Inc., a Wyoming charitable corporation ("Whitney"). Whitney was the owner, and Kiewit was the lessee, of a coal deposit underlying a 1,300 acre tract in Sheridan County, Wyoming. The coal was rendered unmineable by the Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), which prohibited surface mining of coal in certain alluvial valley floors significant to farming. In 1983, Kiewit and Whitney filed an action, now titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States, in the U.S. Court of Federal Claims ("Claims Court"), alleging that the enactment of SMCRA constituted a taking of their coal without just compensation. In 1989, the Claims Court ruled that a taking had occurred and awarded plaintiffs the 1977 fair market value of the property ($60 million) plus interest. In 1991, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Claims Court and the U.S. Supreme Court denied certiorari. The government filed two post-trial motions in the Claims Court during 1992. The government requested a new trial to redetermine the 1977 value of the property. The government also filed a motion to reopen and set aside the 1989 judgment as void and to dismiss plaintiffs' complaint for lack of jurisdiction. In May 1994, the Claims Court entered an order denying both motions. In February 1994, the Claims Court issued an opinion which provided that the $60 million judgment would bear interest compounded annually from 1977 until payment. The government appealed the February 1994 and May 1994 orders. A hearing on the appeals was held in February 1995.

     On May 5, 1995, the government and the plaintiffs entered into a settlement agreement. In settlement of all claims, the government agreed to pay plaintiffs $200 million and plaintiffs agreed to deed the coal underlying the real property to the government. Kiewit and Whitney agreed in 1992 that Kiewit would receive 67.5 percent of any award and Whitney would receive the remainder. Peter Kiewit Sons', Co. a subsidiary of KDG, received approximately $135 million on June 2, 1995.

Other Litigation

      The Group is involved in other various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Group's financial position or results of operations.

                       KIEWIT DIVERSIFIED GROUP


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations - Second Quarter 1995 vs. Second Quarter 1994

Revenue from the Group's segments for the second quarter were (in millions):

                                          1995              1994

        Mining                           $  47             $ 53
        Telecommunications                  79               73
        Other                                9                2
                                         _____             ____
                                         $ 135             $128
                                         =====             ====
Mining

      Mining revenues, primarily coal sales, decreased 11% in 1995.
The decrease in revenue is primarily attributable to a reduction in coal spot sales partially offset by additional alternate source coal sales. The increase in alternate source coal sales was primarily responsible for margins as a percentage of revenue increasing 2% from 1994
to 1995.   The higher margins from alternate source coal sales
were offset by an increase in coal sales to a large customer at contract prices less than those of other primary customers, renegotiated coal sales contract prices with certain customers and reduced coal spot sale margins. The Group expects margins to decline during the remainder of 1995 due to the factors mentioned above.

Telecommunications

     C-TEC's revenues increased from $73 million in 1994 to $79 million in 1995. C-TEC's 1994 revenue included $8 million from its cellular business which was sold during the third quarter of 1994. The increase is primarily attributable to C-TEC's Cable and Long Distance Groups which had increased revenues of $7 million and $5 million, respectively. Increased Cable Group revenues are primarily due to the addition of 15,000 subscribers over the 1994 period and a revenue increase of approximately $4 million resulting from the acquisition of Twin County in May 1995. The Long Distance Group's sales increased due primarily to the resale of tariff services to another long distance seller. The Group's arrangement for sales of this product is expected to terminate later in 1995.

     Increased Cable Group revenues were partially offset by increased operating expenses associated with the addition of Twin County subscribers and to higher basic programming costs resulting from additional subscribers, rate increases and new channels, however, operating income of this group improved in 1995 as compared to 1994. The operating income of the Long Distance Group also improved in 1995 as the increased revenues described above were only partially offset by increased operating costs.

     C-TEC's Telephone Group revenues and operating income were relatively flat between the 1995 and 1994 periods.

General and Administrative Expenses

     General and administrative costs declined 20% during the second quarter of 1995 as compared to the second quarter of 1994. The sale of C-TEC's mobile services group and an overall reduction in the overhead costs attributable to C-TEC's current operating units and other diversified businesses were primarily responsible for the decline. Partially offsetting these declines were higher professional service fees associated with the MFS spin-off.

Investment Income, net

     Investment income increased 27% for the three months ended June 30, 1995 compared to the same period in 1994. Proceeds from C-TEC's rights offering, the sale of C-TEC's mobile services group and the settlement of the Whitney litigation resulted in a higher average portfolio balance and an increase in investment income.

Interest Expense, net

     Interest expense decreased by $1 million in 1995 primarily due to a decline in interest expense incurred by C-TEC from the repayment of debt in the fourth quarter of 1994.

Other, net

     The 1995 settlement of the Whitney litigation and the subsequent payment by the government resulted in $135 million of other income to the Group.

MFS Operations

     The telecommunications services revenue of MFS increased from $47 million in 1994 to $117 million in 1995. The increase partially relates to the acquisition of Centex, which was acquired in May 1994, and to the acquisitions of RealCom and Cylix, which were acquired in the fourth quarter of 1994. The remaining increase resulted primarily from increased market penetration of all other telecommunication services of MFS. Telecommunication services operating expenses of MFS increased to $149 million in 1995 from $59 million in 1994. The primary reasons for the increase in these costs are the acquisitions of Centex, RealCom and Cylix in 1994, the expansion activities of MFS Intelenet, MFS Datanet and MFS International and costs associated with new and expanded networks. MFS expects to incur additional significant expenses expanding its integrated, single-source telecommunications services, high speed data communications and international services throughout 1995.

     Third-party revenue from services offered by MFS' network integration services segment increased to $27 million from $15 million in 1994. The increase relates primarily to two projects. Network systems integration services operating expenses increased at approximately the same rate as revenues creating a small loss from operations in both periods.

Income Taxes

      The effective income tax rate for the quarter ended June 30, 1995 differs from the statutory rate of 35% due primarily to net operating loss limitation on losses generated by MFS.

Results of Operations - Six Months 1995 vs. Six Months 1994

Revenue from the Group's segments for the first six months of 1995 and 1994 were (in millions):

                                   1995               1994

         Mining                    $107               $106
         Telecommunications         152                145
         Other                       15                  4
                                   ____               ____
                                   $274               $255
                                   ====               ====
Mining

     Mining revenues primarily coal sales, increased 1% in 1995.
The increase in revenue is primarily attributable to additional alternate source coal sales offset partially by reduced coal spot sales. The increase in alternate source coal sales was primarily responsible for margins as a percentage of revenue increasing 8% from 1994 to 1995
The higher margins from alternate source coal sales were offset by an increase in coal sales to a large customer at contract prices less than those of other primary customers, renegotiated coal sale contract prices with certain customers and reduced coal spot sales margins. The Group expects margins to decline during the remainder of 1995 due to the factors mentioned above.

Telecommunications

     C-TEC's revenue increased from $145 million in 1994 to $152 million in 1995. C-TEC's 1994 revenue included $15 million from its cellular business which was sold during the third quarter of 1994. The increase is primarily attributable to C-TEC's Cable and Long Distance Groups which had increased revenues of $7 million and $11 million, respectively. Increased Cable Group revenues are primarily due to an increase in the number of subscribers and a revenue increase of approximately $4 million resulting from the acquisition of Twin County in May 1995. The Long Distance Group's sales increased due primarily to the resale of tariff services to another long distance seller. The Group's arrangement for sales of this product is expected to terminate later in 1995.

     Increased Cable Group revenues were partially offset by increased operating expenses associated with the addition of Twin County subscribers and to higher basic programming costs resulting from additional subscribers, rate increases and new channels, however, operating income of this group improved in 1995 as compared to 1994. The operating income of the Long Distance Group also improved in 1995 as the increased revenues described above were only partially offset by increased operating costs.

     C-TEC's Telephone Group revenues and operating income were relatively flat between the 1995 and 1994 periods.

General and Administrative Expenses

     General and administrative costs declined 9% during the first six months of 1995 as compared to the same period of 1994. The sale of C-TEC's mobile services group and an overall reduction in the overhead costs attributable to C-TEC's current operating units and other diversified businesses were primarily responsible for the decline. Partially offsetting these declines were higher professional service fees associated with the MFS spin-off.

Gain on Subsidiary's Stock Transactions, net

     The issuance of MFS stock for acquisitions by MFS and the exercise of MFS employee stock options resulted in a $3 million net gain to the Group in 1995. In 1994 the Group settled a contingent purchase price obligation resulting from MFS' 1990 purchase of Chicago Fiber Optics Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Group, valued at market prices, as payment of the obligation. This transaction along with the issuances of stock for acquisitions and employee stock options, resulted in a $28 million net gain before taxes.
The Group had recognized gains and losses from sales and issuances of stock by MFS on the condensed statement of earnings, but the Group is now contemplating a spin-off (See Note 4). Current accounting principles require recognition of the above transactions as capital transactions when a spin-off is contemplated. If the spin-off is completed, these types of gains will no longer be recognized for MFS transactions.

Investment Income, net

     Investment income increased 26% for the six months ended June 30, 1995 compared to the same period in 1994. Proceeds from C-TEC's rights offering, the sale of C-TEC's mobile services group and the settlement of the Whitney Benefits litigation resulted in a higher average portfolio balance and an increase in interest and dividend income. Partially offsetting this increase were higher losses on the disposition of marketable securities.

Interest Expense, net

     Interest expense increased by $7 million in 1995. Tax deficiency interest expense of $11 million incurred in 1995 was partially offset by a decline in interest expense incurred by C-TEC due to the repayment of debt in the fourth quarter of 1994.


Other, net

     The resolution of the Whitney Benefits litigation and the subsequent payment by the government in 1995 resulted in $135 million of other income for the Group.

MFS Operations

      MFS' telecommunications services revenue increased to $221 million from $69 million in 1994. The increase primarily relates to the acquisitions of Centex, RealCom and Cylix in 1994. The remaining increase resulted primarily from increased market penetration of all other telecommunication services of MFS. MFS' telecommunications services operating expenses increased to $284 million from $88 million in 1994. The increase relates in part to the acquisitions of Centex, RealCom and Cylix in 1994. In addition, operating expenses increased due to expansion activities of MFS Intelenet, MFS Datanet and MFS International and costs associated with new and expanded networks. MFS expects to incur additional significant expense expanding its integrated, single-source telecommunications services, high-speed data communications and international services throughout 1995.

     Third-party revenue from services offered by MFS' network integration services segment, increased to $38 million from $27 million in 1994. The increase relates primarily to two projects. Network systems integration services operating expenses increased at approximately the same rate as revenues producing a small loss from operations in both periods.

Income Taxes

     The effective income tax rate for the quarter ended June 30, 1995 differs from the statutory rate of 35% due primarily to net operating loss limitations on losses generated by MFS.


Financial Condition - June 30, 1995 vs. December 31, 1994

     The Group's working capital, exclusive of MFS, increased $26 million or 4% during the first six months of 1995. The increase was mainly due to cash flows from operations, including the receipt of the Whitney settlement of $135 million, and cash provided by financing activities being partially offset by cash used in investing activities.

     Investing activities include $36 million of capital expenditures and $168 million of investments. The investments include C-TEC's $84 million outlay for 40% of Megacable, and $38 million outlay for Twin County, KDG's $29 million purchase of CECI's stock, $8 million outlay for a 19% interest in a healthcare software development company and an additional $6 million investment in a Philippine power project.

     Financing sources for the six months include $56 million of stock conversions and sales, $14 million of borrowings for the construction financing of a privately owned toll road and $17 million of C-TEC borrowings on the Cable Group's revolving credit agreement. Financing uses consisted of C-TEC's $6 million outlay for the payment of long-term debt, $3 million of payments on stockholders' notes and $2 million for stock repurchases.

     In 1995, the Group received the final payment ($29 million) for the sale of certain discontinued packaging operations.

     In addition to the C-TEC activities described below, the Group anticipates making significant (over $50 million in 1995) investments in its energy businesses - including its joint venture agreement with CECI covering international power project development activities - and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchasing the Group's stock. The Group's current financial condition and borrowing capacity should be sufficient for future operating and investing activities. In the event of an MFS spin, the Group may receive additional funds related to stock conversions from the C Group.

     C-TEC intends to utilize its available cash and revolving credit balances to fund operating activities, finance the pending acquisition of Buffalo Valley, and to develop full service networks.

     See the "Other Matters" note to the condensed financial statements with respect to the MFS spin-off.