Form 10-Q
period 1995-09-30
KIEWIT PETER SONS INC
filed 1995-11-14
CIK 794323

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


(Mark One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1995

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

     The number of shares outstanding of each class of the issuer's common stock, as of November 1, 1995:

     Class B Common Stock..........................263,468 shares
     Class C Common Stock.......................10,617,442 shares
     Class D Common stock...................... 23,024,974 shares

                           PETER KIEWIT SONS', INC.



                                                              Page


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

Signatures

Index to Exhibits


                            PETER KIEWIT SONS', INC.

                  Consolidated Condensed Statements of Earnings
                                  (unaudited)

                              Three months ended      Nine months ended
(dollars in millions,            September 30,          September 30,
  except per share data)      1995          1994      1995         1994

Revenue                     $ 839        $ 824    $ 2,099       $ 2,018
Cost of Revenue             (701)        (693)    (1,781)      $(1,715)
                            _____        _____    _______       _______
                             138          131        318           303

General and Administrative
  Expenses                   (54)         (53)      (161)         (168)
                           _____        _____    _______       _______
Operating Income              84           78        157           135

Other Income (Expense):
  Gain on Subsidiary's Stock
    Transactions, net          -            -          3            28
  Investment Income, ne       26            4         56            29
  Interest Expense, net       (7)           (6)       (31)          (23)
Other, net                  (2)           10        169            21
                            _____         _____    _______       _______
                              17            8        197            55

Loss in MFS                  (66)          (29)      (151)          (63)
                             _____        _____    _______     _______
Earnings Before Income Taxes
  and Minority Interest       35            57        203           127

Benefit (Provision) for
  Income Taxes                58           (25)       (31)          (50)

Minority Interest in Net
  Income of Subsidiaries      (3)           (3)       (11)           (3)
                           _____         _____     ______       _______
Net Earnings               $  90         $  29    $   161       $    74
                           =====         =====    =======       =======

Earnings Attributable to
  Class B & C Stock:
    Net Earnings           $  39         $  41    $    73        $   58

    Earnings per Common and
      Common Equivalent
      Share                $2.69         $2.67    $  5.18        $ 3.77

Earnings Attributable
  to Class D Stock:
    Net Earnings (Loss)    $  51         $ (12)   $    88        $   16

    Earnings (Loss) per
     Common and Common
     Equivalent Share      $2.38        $(.58)    $  4.13        $  .77

Cash Dividends per Common
  Share:
  B & C Stock              $   -        $   -     $   .45        $  .45

  D Stock                  $   -        $   -     $     -        $    -

See accompanying notes to consolidated condensed financial statements.

                           PETER KIEWIT SONS', INC.

                     Consolidated Condensed Balance Sheets

                                        September 30,      December 31,
                                            1995               1994    (dollars
in millions)                    (unaudited)
Assets

Current Assets:
  Cash and cash equivalents                 $  446           $  400
  Marketable securities                        541              910
  Receivables, less allowance of $8 and $9     355              414
  Note receivable from sale of
    discontinued operations                      -               29
  Costs and earnings in excess of billings
    on uncompleted contracts                   142              126
  Investment in construction joint ventures     55               69
  Recoverable income taxes                      88               74
  Other                                         56               93
                                             _____            _____
Total Current Assets                         1,683            2,115

Property, Plant and Equipment,
  less accumulated depreciation and
  amortization of $697 and $731                676            1,244

Investments                                    465              314

Intangible Assets, net                         494              749

Other Assets                                    75               82
                                            ______           ______
                                            $3,393           $4,504
                                            ======           ======

                                                                        See
accompanying notes to consolidated condensed financial statements.

                              PETER KIEWIT SONS', INC.

                        Consolidated Condensed Balance Sheets

                                          September 30,     December 31,
(dollars in millions,                         1995             1994
  except per share data)                    (unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                          $  277            $   344
  Current portion of long-term debt:
    Telecommunications                           9                 26
    Other                                        5                  7
  Accrued costs and billings in excess
    of revenue on uncompleted contracts        162                143
  Accrued insurance costs                       75                 75
  Other                                        113                218
                                            ______             ______
Total Current Liabilities                      641                813

Long-Term Debt, less current portion:
  Telecommunications                           301                827
  Other                                         98                 81
Deferred Income Taxes                          289                302
Retirement Benefits                             49                 67
Accrued Reclamation Costs                      102                103
Other Liabilities                              165                127
Minority Interest                              209                448

Stockholders' Equity:
  Preferred stock, no par value,
    Authorized 250,000 shares: no shares
    outstanding                                  -                  -
  Common stock, $.0625 par value,
    $1.2 billion aggregate redemption
    value:
      Class B, authorized 8,000,000 shares:
        263,468 outstanding in 1995 and
        1,000,400 in 1994                       -                   -
      Class C, authorized 125,000,000 shares:
        10,617,442 outstanding in 1995 and
        15,087,028 in 1994                      1                   1
      Class D, authorized 50,000,000 shares:
        23,024,974 outstanding in 1995 and
        20,391,568 in 1994                      1                   1
  Additional paid-in capital                  210                 182
  Foreign currency adjustment                  (6)                 (7)
  Net unrealized holding gains (losses)        13                  (8)
  Retained earnings                         1,320               1,567
                                           ______              ______
Total Stockholders' Equity                  1,539               1,736
                                           ______              ______
                                           $3,393              $4,504
                                           ======              ======

                                                                        See
accompanying notes to consolidated condensed financial statements.


                            PETER  KIEWIT SONS', INC.

                  Consolidated Condensed Statements of Cash Flows
                                   (unaudited)

                                                Nine months ended
                                                  September 30,
(dollars in millions)                           1995         1994

Cash flows from operations:
  Net cash provided by continuing operations   $ 291        $ 146

Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities and investments        369        1,503
  Purchases of marketable securities            (325)      (1,522)
  Proceeds from sales of property, plant
    and equipment                                 11           14
  Capital expenditures                          (114)        (313)
  Acquisitions, excluding cash acquired         (167)        (272)
  Proceeds from sale of cellular properties        -          182
  Deferred development costs and other           (32)         (66)
                                               _____        _____
    Net cash used in investing activities       (258)        (474)

Cash flows from financing activities:
  Issuances of subsidiary's stock                  -            5
  Proceeds from long-term debt borrowings         23          677
  Payments on long-term debt, including
    current portion                              (26)        (189)
  Repurchases of common stock                     (7)         (31)
  Issuances of common stock                       27           19
  Dividends paid                                 (13)         (13)
                                                ____         ____
    Net cash provided by financing activities      4          468

Cash flows from proceeds due to sales of
  discontinued packaging operations               29            6

Cash and cash equivalents of MFS at
  beginning of period:                           (22)           -

Effect of exchange rates on cash                   2            1
                                                ____        _____

Net change in cash and cash equivalents           46          147

Cash and cash equivalents at beginning of period 400          296
                                                ____        _____
Cash and cash equivalents at end of period     $ 446       $  443
                                               =====       ======

Noncash investing activities:
  Issuance of MFS stock for purchase of
    telecommunications companies              $   -      $     23
  MFS stock transactions to settle
    contingent purchase price liability           -            25
  Dividend of investment in MFS                 399             -
  Issuance of C-TEC Redeemable Preferred
    Stock for acquisition                        44             -


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

     Marketable securities at September 30, 1995 and December 31, 1994 include approximately $58 million and $61 million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage. Receivables at September 30, 1995 and December 31, 1994 include approximately $60 million and $48 million, respectively, of retainage on uncompleted projects the majority of which is expected to be collected within one year.

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

2.   Earnings Per Share:

     Primary earnings per share of common stock have been computed using the weighted average number of shares outstanding during each period. Fully diluted earnings per share have not been presented because it is not materially different from primary earnings per share. The number of shares used in computing earnings per share was as follows:

                         Three months ended      Nine months ended
                            September 30,          September 30,
                          1995          1994       1995         1994
          Class B&C   14,740,972    16,104,794  14,219,168   15,316,445
          Class D     21,326,218    20,375,280  21,283,397   20,457,392

3.   Summarized Financial Information:

     Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group contains the Company's construction operations and certain mining services. The Diversified Group contains coal mining properties, a telecommunications subsidiary, a data management services company, a minority interest in California Energy Company, Inc. ("CECI") and miscellaneous investments. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

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

                            PETER KIEWIT SONS', INC

                 Notes to Consolidated Condensed Financial Statements

3.   Summarized Financial Information (continued):

     Construction & Mining Group:
     (in millions, except per share data)

                             Three months ended       Nine months ended
                                September 30,           September 30,
                           1995          1994       1995         1994
     Results of Operations:
       Revenue               $ 689        $ 680      $1,677       $1,619

       Net earnings          $  39        $  41      $   73       $   58

       Earnings per share    $2.69        $2.67      $ 5.18       $ 3.77

                                     September 30,          December 31,
                                        1995                    1994
     Financial Position:
       Working capital                $  227                  $  333
       Total assets                      971                     963
       Long-term debt, less
         current portion                   6                       9
       Stockholders' equity              445                     505

     Included within earnings before income taxes is mine service income from the Diversified Group of $8 million and $7 million for the three months ended September 30, 1995 and 1994 and $23 million and $22 million for the nine months ended September 30, 1995 and 1994.

     Diversified Group:
     (in millions, except per share data)

                                 Three months ended   Nine months ended
                                    September 30,       September 30,
                                 1995          1994   1995         1994
    Results of Operations:
      Revenue                    $ 152        $ 144  $ 429        $ 399

      Net earnings (loss)        $  51        $ (12) $  88        $  16

      Earnings (loss) per share  $2.38        $(.58) $4.13        $ .77

                                    September 30,        December 31,
                                       1995                  1994
      Financial Position:
        Working capital              $  815                $  969
        Total assets                  2,437                 3,549
        Long-term debt, less
         current portion                393                   899
        Stockholders' equity          1,094                 1,231

     Included within earnings before income taxes is mine management fees paid to the Construction & Mining Group of $8 million and $7 million for the three months ended September 30, 1995 and 1994 and $23 million and $22 million for the nine months ended September 30, 1995 and 1994.

4.   MFS Spin-off:

     The PKS Board of Directors approved a plan to make a tax-free distribution of its entire ownership interest in MFS Communications
Company, Inc. ("MFS"), effective September 30, 1995, to the Class D stockholders (the "Spin-off") at a special meeting on September 25, 1995.

                             PETER KIEWIT SONS', INC

               Notes to Consolidated Condensed Financial Statements

4.   MFS Spin-off (continued):

     The Spin-off was completed after PKS and Kiewit Diversified Group
Inc., a wholly owned first tier subsidiary of PKS ("KDG") agreed with MFS to effect a recapitalization of MFS pursuant to which KDG exchanged a portion of the MFS Common Stock held by KDG for certain high-vote convertible preferred stock. In addition, prior to completing the Spin-off, PKS purchased additional shares of MFS Common Stock which were distributed to the Class D stockholders.

     PKS completed an exchange offer prior to the Spin-off whereby 1,666,384 shares of Class D Stock were exchanged for 4,000,000 shares of Class B Stock and Class C Stock (Class B&C Stock") tendered on terms similar to those upon which Class B&C Stock can be converted into Class D Stock during the annual conversion period provided in the Company's Certificate of Incorporation. The conversion ratio used in the exchange was calculated using 1994 stock prices adjusted for 1995 dividends.

     After the recapitalization of MFS and the exchange offer discussed above, shares were distributed on the basis of approximately 1.741 shares of MFS Common Stock and approximately .651 shares of MFS Preferred Stock for each share of outstanding Class D Stock.

     The net assets of MFS distributed on September 30, 1995 were approximately $399 million.

     The operating results of MFS have been classified as a single line item on the statements of earnings for the three and nine month periods ended September 30, 1995 and 1994.

     Operating results of MFS are summarized as follows (dollars in millions):

                                Three months ended     Nine months ended
                                   September 30,         September 30,
                                 1995          1994    1995        1994

         Revenue                $ 154        $ 89     $ 412       $ 185
         Loss from operations     (61)        (37)     (176)        (83)
         Net loss                 (67)        (42)     (196)        (92)
         PKS' loss in MFS         (66)        (29)     (151)        (63)

     PKS' loss in MFS for the three and nine months ended September 30, 1995, includes $20 million for transaction costs associated with the Spin-off.

     Included in Benefit (Provision) for Income Taxes on the consolidated condensed statements of earnings for the three and nine months ended September 30, 1995, are $93 million of tax benefits from the reversal of certain deferred tax liabilities recognized on gains from previous MFS stock transactions that are no longer payable and $4 million of estimated U.S. income taxes attributable to the corporate built-in gain on the stock of MFS distributed to certain non-U.S. Class D stockholders.

5.   Acquisitions:

     In February 1995, CECI, an equity method investee, completed the purchase of Magma Power Company. The cash transaction, valued at $950 million, was partially financed by the sale of 17 million shares of CECI common stock at $17 per share. As part of this offering, the Company purchased 1.5 million shares. In addition, during the second quarter of 1995, the Company purchased an additional 200,000 common shares of CECI. The Company owns 22% of CECI's outstanding common stock. At September 30, 1995, the Company's cumulative investment in CECI common stock totals $151 million, $37 million in excess of the Company's proportionate share of CECI's equity.

                          PETER KIEWIT SONS', INC

            Notes to Consolidated Condensed Financial Statements

5.   Acquisitions (continued):

          C-TEC Corporation ("C-TEC") completed the first step of an acquisition of Twin County Trans Video, Inc. ("Twin County") in May 1995.
Twin County provides cable television service to 74,000 subscribers in eastern Pennsylvania. In consideration for 40% of the capital stock of Twin County, C-TEC paid $26 million in cash and issued a $4 million note of its subsidiary, C-TEC Cable Systems, Inc. In addition, C-TEC paid $11 million in consideration of a noncompete agreement. The remaining outstanding common stock of Twin County was acquired in September 1995 in exchange for $52 million stated value redeemable preferred stock of C-TEC Corporation. The preferred stock has a stated dividend rate of 5%, beginning January 1, 1996. The estimated fair value of the preferred stock is $44.5 million, subject to final determination.

     In May, 1995, the C-TEC signed a definitive agreement for the acquisition of all the outstanding shares of common stock of Buffalo Valley Telephone Company for $61 per share, payable either in cash or C-TEC convertible preferred stock. In October 1995, Buffalo Valley Telephone Company terminated its merger agreement with C-TEC and entered into a definitive agreement with Conestoga Enterprises, Inc.

     In January 1995, C-TEC purchased, for $84 million in cash, a 40% equity position in Megacable, S.A. De C.V., Mexico's second largest cable television operator with 174,000 subscribers in twelve cities. The purchase price is subject to adjustments based on fourth quarter 1995 exchange rates.

6.   Other Matters:

     Kinross Transaction

     In June 1995, the Company exchanged its interest in a wholly-owned subsidiary involved in gold mining activities for 4 million common shares of Kinross Gold Corporation ("Kinross"), a publicly traded corporation. The Company recognized a $21 million pre-tax gain on the exchange based on the difference between the book value of the subsidiary and the fair market value of the Kinross stock on the date of the transaction.

     MFS Litigation

     In 1994, several former stockholders of a MFS subsidiary filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Defendants expect that a trial will not be held until mid to late 1996. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS'liabilities pursuant to the indemnity agreement. KDG remains obligated to satisfy these liabilities, if any, after the spin-off of MFS.

     Whitney Settlement

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


                        PETER KIEWIT SONS', INC

           Notes to Consolidated Condensed Financial Statements

6.   Other Matters (continued):

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

     In May 1995, the government and the plaintiffs entered into a settlement agreement. In settlement of all claims, the government agreed to pay plaintiffs $200 million and plaintiffs agreed to deed the coal underlying the real property to the government. Kiewit and Whitney agreed in 1992 that Kiewit would receive
67.5 percent of any award and Whitney would receive the remainder. Peter Kiewit Sons' Co., a subsidiary of KDG, received approximately $135 million in June 1995.

     Other Litigation:

     The Company is involved in various other lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position or results of operations.

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

Results of Operations - Third Quarter 1995 vs. Third Quarter 1994

     Revenue from each of the Company's business segments for the three months ended September 30 comprised the following (in millions):

                                                  1995            1994

         Construction                              $ 686         $ 672
         Mining                                      59            68
         Telecommunications                          85            75
         Other                                         9              9
                                                  _____          ____
                                                  $ 839         $ 824
                                                  =====         =====
Construction:

     Construction revenue rose 2% in the third quarter of 1995 compared to the third quarter of 1994. The increase is primarily due to revenues from joint ventures during the period. Contract backlog at September 30, 1995 was $2.2 billion, of which 11% is attributable to foreign operations, principally, Canada and the Philippines. Projects on the west coast account for 39% of the total backlog which includes San Joaquin Toll Road of $188 million. San Joaquin is scheduled for completion in 1997.

     There was no change in gross margin on construction contracts between third quarter 1995 and 1994.

Mining:

     Mining revenue decreased in 1995 by $9 million when compared to 1994. The decrease is the result of lower coal spot sales, fewer contract sales and lower prices on a renegotiated contract. Margins increased as a result of additional alternate source coal sales. This increase in margins was partially offset by a lower margin on precious metal sales, lower prices on renegotiated coal contracts, and lower sales in the quarter from a high margin contract.

Telecommunications:

     C-TEC's revenues increased from $75 million to $85 million in 1995.
C-TEC's 1994 revenue included $8 million from its cellular business which was sold during the third quarter of 1994. The increase in revenue is primarily attributable to C-TEC's Cable Group which had increased revenues of $12 million. The increase in Cable Group revenues is due to the acquisition of Twin County on May 1, 1995, which contributed $7 million of revenues for the quarter and Mercom, Inc. which contributed $2 million from August 1995 when its results were consolidated with C-TEC's operations. Twin County serves approximately 74,000 subscribers in the Allentown/Bethlehem area of Pennsylvania. C-TEC acquired majority control of the voting stock of Mercom, Inc. which provides cable television service in Michigan and Port St. Lucie, Florida, through a rights offering. C-TEC previously owned 43.63% of the voting stock of Mercom, Inc.
and accounted for its investment using the equity method. Additionally, Cable Group revenues increased $3 million due to an increase of approximately 15,000 subscribers and rate increases effective in April 1995.

                           PETER KIEWIT SONS', INC.

            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Telecommunications (continued):

     Revenues for C-TEC's Telephone, Long Distance and other groups were comparable with the third quarter 1994 balances.

     An increase in the operating expenses of the Cable Group partially offset the increased revenues as operating income of the Cable Group improved in 1995. The increase in expense is primarily due to the acquisition of Twin County and consolidation of Mercom, Inc. and to increased programming costs resulting from increased subscribers, new channels and programming rate increases.

     C-TEC's equity in the earnings of Megacable, S.A. de C.V., ("Megacable"), Mexico's second largest cable operator in which C-TEC holds a 40 percent interest, was not significant to C-TEC's operations but declined slightly from the second quarter of 1995 as a result of the recession in Mexico. The interest in Megacable was acquired in January 1995.

     The operating income of C-TEC's Telephone, Long Distance and other groups were comparable with the third quarter 1994 amounts.

General and Administrative Expenses:

     General and administrative expenses increased 2% in 1995. Expenses incurred by C-TEC to explore and evaluate strategic alternatives to increase shareholder value were partially offset by the elimination of expenses for the PKS stock appreciation rights program which expired in 1994.

Investment Income, net:

     Proceeds from C-TEC's rights offering, the sale of C-TEC's mobile services group and the settlement of the Whitney litigation resulted in a higher average portfolio balance and an increase in interest and dividend income. In addition to increases in interest income, the Group realized gains from the sale of marketable securities of $2 million in 1995 compared to $11 million of realized losses in 1994. Increases in equity earnings, primarily from California Energy Company, Inc. were offset by developmental expenses associated with international energy projects.

Interest Expense, net:

     Interest expense decreased by $2 million in 1995 primarily due to a decline in interest expense incurred by C-TEC from the repayment of debt in the fourth quarter of 1994.

Other Income, net:

     Other income in 1995 declined by $12 million from 1994. A $5 million decrease in the gains recognized from the sale of operating assets, a reduction of $3 million in third party management fees and the lack of one time real estate gains were the primary factors contributing to the reduction in other income.

Loss in MFS:

     MFS is a leading provider of communication services to business. Through its operating subsidiaries, MFS provides a wide range of high quality voice, data, network system integration and other enhanced services. The Company's losses associated with MFS continued to increase, primarily because of the accelerated expansion activities announced in 1993 and 1995. These expansion activities require significant initial development and roll out expenses in advance of anticipated revenues and continue to negatively effect the operating results of MFS. After September 30, 1995, the date of the Spin-off, the Company will no longer include MFS' results of operations in its financial statements.

                         PETER KIEWIT SONS', INC.

         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Loss in MFS (continued):

     PKS' loss in MFS for the three and nine months ended September 30, 1995, includes $20 million for transaction costs associated with the Spin-off.

Provision for Income Taxes:

     The effective income tax rate for the three months ended September 30, 1995 differs from the statutory rate of 35% due primarily to the net operating loss limitations on losses generated by MFS, $93 million of income tax benefits from the reversal of certain deferred tax liabilities recognized on gains from previous MFS stock transactions that are no longer payable due to the tax-free spin-off of MFS and $4 million of estimated U.S. income taxes attributable to the distribution of MFS stock to certain non-U.S. Class D stockholders.

Results of Operations - Nine Months 1995 vs. Nine Months 1994:

     Revenue from each of the Company's business segments for the nine months ended September 30 comprised the following (in millions):

                                       1995              1994

          Construction                $1,652            $1,594
          Mining                         186               187
          Telecommunications             237               220
          Other                           24                17
                                      ______            ______
                                      $2,099            $2,018
                                      ======            ======
Construction:

     Construction revenue increased by $58 million or 4% during the first nine months of 1995 compared to the same period in 1994. The increase relates to joint venture activity and the inclusion of an additional two months of materials revenue generated by the APAC-Arizona companies which were acquired on February 28, 1994.

     There was no change in gross margin on construction contracts from the same time period in 1994.

Mining:

     Mining revenues for 1995 were about the same when compared to 1994. A decrease in coal spot sales was offset by higher sales of precious metals and additional alternate source coal sales. Margins increased slightly in 1995 as a result of the additional alternate source coal sales. Lower margin precious metal sales and renegotiated coal contracts partially offset margin increases resulting from the additional alternate source coal sales.

Telecommunications:

     C-TEC's revenues increased from $220 million to $237 million in 1995. C-TEC's 1994 revenue included $22 million from its cellular business which was sold during the third quarter of 1994. Cable and Long Distance Groups contributed $19 million and $12 million, respectively, to the increase. The Cable Group revenues increased due to the acquisition of Twin County, the consolidation of Mercom, Inc. and an increase in subscribers and rate increases effective in April, 1995. Long Distance Group revenues increased primarily due to increased sales of tariff services to another long distance reseller which terminated during the second quarter of 1995. Increased switched business sales and 800-service sales also contributed to the increase in revenues.

     Revenues for C-TEC's Telephone and other groups were comparable with the 1994 amounts.

                            PETER KIEWIT SONS', INC.

             Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Telecommunications (continued):

     Increased Cable Group revenues were partially offset by increased operating expenses associated with the acquisition of Twin County, consolidation of Mercom, Inc. and higher basic programming costs resulting from additional subscribers, rate increases and new channels, however, operating income of the Cable Group improved in 1995.

     C-TEC's equity in the earnings of Megacable were not significant to C-TEC's operations for the first nine months of 1995. The interest in Megacable was acquired in January 1995.

     The operating income of the Long Distance Group also improved in 1995 as the increased revenues described above were only partially offset by increased operating costs. The operating income of C-TEC's Telephone and other groups were comparable with 1994 balances.

General and Administrative Expenses:

     General and administrative expenses declined 4% for the nine months ended September 30, 1995 as compared to the same period in 1994. Overall declines in overhead costs attributable to C-TEC's operating units, the sale of C-TEC's mobile services group and the elimination of expenses associated with the PKS stock appreciation rights program, which expired in 1994, were factors in the decrease in general and administrative expenses.

Gain on Subsidiary's Stock Transactions, net:

     The issuance of MFS stock for acquisitions by MFS and the exercise of MFS employee stock options resulted in a $3 million net gain to the Group in 1995. In 1994 the Group settled a contingent purchase price obligation resulting from MFS' 1990 purchase of Chicago Fiber Optic Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at market prices, as payment of the obligation. This transaction along with the issuances of stock for acquisitions and employee stock options, resulted in a $28 million net gain before taxes. The Company has recognized gains and losses from sales and issuances of stock by MFS on the condensed statement of earnings. With the Spin-off of MFS (See note 4), these types of gains will no longer be recognized for MFS transactions.

Investment Income, net:

     Proceeds from C-TEC's rights offering, the sale of C-TEC's mobile services group and the settlement of the Whitney litigation resulted in a higher average portfolio balance and an increase in interest and dividend income. In addition to increases in interest income, the Company's realized losses on the sale of marketable securities declined by $11 million in 1995. Increases in equity earnings, primarily from California Energy Company, Inc. were offset by developmental expenses associated with international energy projects.

Interest Expense, net:

     Interest expense increased 35% in 1995. Tax deficiency interest expense of $11 million incurred in 1995 was partially offset by a decline in interest expense incurred by C-TEC due to the repayment of debt in 1994.

Other Income, net:

     The resolution of the Whitney litigation and the subsequent payment by the government of $135 million and the gain of $21 million from the Kinross transaction comprise the majority of other income in 1995. The remaining income is comprised of gains and losses from the sale of operating assets and other miscellaneous activities.

                         PETER KIEWIT SONS', INC.

          Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Provision for Income Taxes:

     The effective income tax rate for the nine months ended September 30, 1995 differs from the statutory rate of 35% due primarily to the net operating loss limitations on losses generated by MFS, $93 million of income tax benefits from the reversal of certain deferred tax liabilities recognized on gains from previous MFS stock transactions that are no longer payable due to the tax-fee spin-off of MFS and $4 million of estimated U.S. income taxes attributable to the distribution of MFS stock to certain non-U.S. Class D stockholders.

Financial Condition - September 30, 1995 vs. December 31, 1994

     The Company's working capital, exclusive of MFS, increased $23 million or 2% during the first nine months of 1995. The increase was mainly due to cash flows from operations, including the Whitney settlement of $135 million, being partially offset by significant investing activities of $258 million.

     Investing activities include $114 million of capital expenditures and $167 million of investments. The investments include C-TEC's $84 million outlay for 40% of Megacable and $38 million outlay for Twin County, KDG's $29 million purchase of CECI's stock and $8 million for a 19% interest in a healthcare software development company. Other activities include investments of $12 million in a Philippine power project and $26 million for the construction of a privately owned toll road offset by $9 million of proceeds from the sale of C-TEC businesses.

     Financing sources for the nine months include $23 million of borrowings for the construction financing of a privately owned toll road and $27 million from the sale of the Company's common stock. Financing uses consisted of $17 million in net payments on C-TEC debt, $5 million of payments on stockholders' notes, $7 million for stock repurchases and $13 million of Class C Stock dividends.

     In 1995, the Company received the final payment ($29 million) for the sale of certain discontinued packaging operations.

     In addition to the C-TEC activities described below, the Company anticipates investing between $45 and $85 million annually in its construction and mining businesses, making significant (over $25 million in 1995) investments in its energy businesses - including its joint venture agreement with CECI covering international power project development activities and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and the repurchase of stock. The Company's current financial condition and borrowing capacity should be sufficient for future operating and investing activities.

     In October 1995, the PKS Board of Directors declared dividends of $.60 and $.50 per share for Class B&C and Class D Stock, respectively, payable in January, 1996.

     On November 8, 1995, C-TEC announced that it is evaluating strategic options for its various business units with a view toward enhancing shareholder value. Specifically, C-TEC will evaluate the advisability and feasibility of separating or restructuring its local telephone business, its cable television business, and its various other communications businesses. C-TEC has engaged the investment banking firm Merrill Lynch & Co. to assist with the process. No assurances can be given that any transactions will be consummated.

     See the notes to the consolidated condensed financial statements with respect to the MFS spin-off.

                           PETER KIEWIT SONS', INC.

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

     In 1994, several former stockholders of a MFS subsidiary filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Defendants expect that a trial will not be held until mid to late 1996. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement. KDG remains obligated to satisfy these liabilities, if any, after the spin-off of MFS.

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

(b) No reports on Form 8-K were filed by the Company during the third quarter of 1995.


                                      SIGNATURES


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PETER KIEWIT SONS', INC.

Dated:  November 14, 1995               /s/ Eric J. Mortensen
                                        Eric J. Mortensen
                                        Principal Accounting Officer


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