Form 10-K
period 1995-12-30
KIEWIT PETER SONS INC
filed 1996-03-29
CIK 794323

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the fiscal year ended                           Commission File
December 30, 1995                                    Number 0-15658

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

     As of March 15, 1996, the number of outstanding shares of each class of the Company's common stock was:

                              Class B -263,468
                              Class C -9,957,413
                              Class D -23,222,259

Portions of the Company's definitive Proxy Statement for the 1996
Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K.
                                 PART I

ITEM 1.     BUSINESS.

     Peter Kiewit Sons', Inc. (the "Company") is one of the largest construction contractors in North America and also owns energy, telecommunications, and infrastructure businesses. The Company pursues these activities through two subsidiaries, Kiewit Construction Group Inc. ("KCG") and Kiewit Diversified Group Inc. ("KDG"). The organizational structure is shown by the following chart.

     Peter Kiewit Sons', Inc.
       Kiewit Construction Group Inc.
        Kiewit Construction company
          Construction Operations
          Kiewit Mining Group Inc.

       Kiewit Diversified Group Inc.
        PKS Information Services, Inc.
          Kiewit Energy Group Inc.
            Kiewit Coal Properties Inc.
            CalEnergy Company, Inc. (24%)
            Energy Projects
          Infrastructure Projects
          RCN Corporation
            C-TEC Corporation (58%)

     The Company has two principal classes of common stock, Class
C Construction & Mining Group stock and Class D Diversified Group stock. The value of each class is linked to the separate operations of each Group, under terms of the Company's charter (see
Item 5 below). All Class C shares and most Class D shares are owned by current employees of the Company; almost all of the remaining shares are owned by former employees and family members. The Company was incorporated in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. The Company entered the coal mining business in 1943 and the telecommunications business in 1988. Through subsidiaries, the Company owns 58% of the voting stock of a telecommunications company, C-TEC Corporation ("C-TEC"), and now owns 24% of the voting stock of CalEnergy Company, Inc. ("CE"). C-TEC and CE are publicly traded companies and more detailed information about each of them is contained in their separate Forms 10-K.

     MFS Spin-off. On September 30, 1995, the Company made a tax-free distribution of its entire ownership interest in MFS Communications Company, Inc. ("MFS") to its Class D stockholders. the Company distributed 40.1 million shares of MFS common stock and 15 million shares of MFS Series B Convertible Preferred Stock ("Preferred Stock"). For each Class D share, holders received
1.741 shares of MFS common stock and .651 share of MFS Preferred
Stock.

     The Company completed an exchange offer before the Spin-off. Four million Class B and Class C shares were exchanged for 1,666,384 Class D shares, following principles derived from the Company's certificate of incorporation concerning annual stock conversion rights (see Item 5 below). The exchange ratio was calculated using relative stock formula values. Each share of Class B stock or Class C stock ($25.10) was exchanged for .416598 share of Class D stock ($60.25).

     Segment information. The Company reports financial information about three business segments: construction, mining, and telecommunications. Additional financial information about the Company's business segments, including operating earnings, identifiable assets, capital expenditures and depreciation, depletion and amortization, as well as foreign operations information, is contained in Note 16 to the Company's consolidated financial statements.


                           CONSTRUCTION

     The construction business is conducted by operating subsidiaries of Kiewit Construction Group Inc. (collectively, "KCG"). KCG and its joint ventures perform construction services for a broad range of public and private customers primarily in the United States and Canada. New contract awards during 1995 were distributed among the following construction markets: transportation, including highways, bridges, and airports (54%), marine (10%), sewer and waste disposal (9%), water supply systems (7%), residential (4%), mining (4%), dams and reservoirs (3%), oil and gas (3%), and commercial buildings (2%).

     A general contractor is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with terms, plans, and specifications. KCG plans and schedules the projects, procures materials, hires workers as needed, and awards subcontracts. KCG generally requires performance and payment bonds or other assurances of operational capability and financial capacity from its subcontractors.

     Contract Types. KCG's government contracts generally provide for the payment of a fixed price for the work performed. Profit is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount. Construction contracts generally provide for progress payments as work is completed, with a retainage to be paid when performance is substantially complete. Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion. KCG's private contracts are generally "cost plus" contracts; the contractor is reimbursed for its costs and also receives a flat fee or a fee based on a percentage of its costs. KCG also performs "guaranteed maximum" contracts, under which the contractor and owner share in savings if costs are less than the maximum price.

     Government Contracts. Public contracts accounted for 67% of the combined prices of contracts awarded to KCG during 1995. Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Most public contracts are subject to termination at the election of the government. In the event of termination, the contractor is entitled to receive the contract price on completed work and payment of termination related costs.

     Backlog.   At the end of 1995, KCG had backlog (anticipated
revenue from uncompleted contracts) of $2.0 billion, a decline from $2.2 billion at the end of 1994. Of current backlog, $300 million is not expected to be completed during 1996. In 1995 KCG was low bidder on 229 jobs with total contract prices of $1.5 billion, an average price of $6.7 million per job. There were 16 new projects with contract prices over $25 million, accounting for 58% of the successful bid volume.

     Competition. A contractor's competitive position is based primarily on its prices for construction services and its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power. In 1995, Engineering News Record, a construction trade publication, ranked KCG as the 9th largest U.S. contractor in terms of 1994 revenue and 13th largest in terms of 1994 new contract awards. It ranked KCG 2nd in the transportation market by 1994 revenue. The U.S. Department of Commerce reports that the total value of construction put in place in 1995 was $527 billion. KCG's U.S. revenues for the same period were $2.0 billion, or 0.4% of the total domestic market.

     Joint Ventures.   KCG enters into joint ventures to
efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. KCG prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture's profits and losses and usually has a controlling vote in joint venture decision making. In 1995 KCG derived 83% of its joint venture revenue from sponsored joint ventures and 17% from non-sponsored ventures. KCG's share of joint venture revenue accounted for 30% of its 1995 total revenue.

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

     Locations.   KCG structures its construction operations around
19 principal operating offices located throughout the U.S. and Canada, with headquarters in Omaha, Nebraska. Through its decentralized system of management, KCG has been able to quickly respond to changes in the local markets. At the end of 1995, KCG had current projects in 30 states and 5 provinces.
Internationally, KCG participates in the construction of a tunnel under Denmark's Great Belt Channel and a geothermal power plant in the Philippines.

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


                                 MINING

     The Company is engaged in coal mining through its subsidiaries, Kiewit Mining Group Inc. ("KMG") and Kiewit Coal Properties Inc. ("KCP"). KCP has a 50% interest in three mines, which are operated by KMG. Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Union Pacific Corporation. Walnut Creek Mining Company ("Walnut Creek") is a general partnership with Phillips Coal Company, a subsidiary of Phillips Petroleum Company. The Decker Mine is located in southeastern Montana, the Black Butte Mine is in southwestern Wyoming, and the Walnut Creek Mine is in east-central Texas. KCP also owns two smaller coal mines. KMG manages all the coal mines, as well as KCG's construction aggregate quarries. In 1995, KMG exchanged its interests in a Nevada precious minerals mine for publicly traded stock of Kinross Gold Corporation.

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

     Customers.   The coal is sold primarily to electric utilities,
which burn coal in order to generate steam to produce electricity. Approximately 94% of sales are made under long-term contracts, and the remainder are made on the spot market. Approximately 80%, 71%, and 84% of KCP's revenues in 1995, 1994, and 1993, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). The sole customer of Walnut Creek is the Texas-New Mexico Power Company.

     Contracts.   Customers enter into long-term contracts for coal
primarily to secure a reliable source of supply at a predictable price. KCP's major long-term contracts have remaining terms ranging from 2 to 33 years. A majority of KCP's long-term contracts provide for periodic price adjustments. The price is typically adjusted through the use of various indices for items such as materials, supplies, and labor. Other portions of the price are adjusted for changes in production taxes, royalties, and changes in cost due to new legislation or regulation, and in most cases, such cost items are passed through directly to the customer as incurred. In most cases the price is also adjusted based on the heating content of the coal.

     Decker has a sales contract with Detroit Edison Company which provides for the delivery of a minimum of 47 million tons of low sulphur coal during the period 1996 through 2005, with annual shipments ranging from 5.2 million tons in 1996 to 1.7 million tons in 2005.

     KCP and its mining ventures have entered into various agreements with Commonwealth Edison Company ("Commonwealth") which stipulate delivery and payment terms for the sale of coal. The agreements as amended provide for delivery of 103 million tons during the period 1996 through 2015, with annual shipments ranging from 1.6 million tons to 10 million tons. These deliveries include 15 million tons of coal reserves previously sold to Commonwealth. Since 1993, the amended contract between Commonwealth and Black Butte provides that Commonwealth's delivery commitments will be satisfied, not with coal produced from the Black Butte mine, but with coal purchased from three unaffiliated mines in the Powder River Basin of Wyoming and Decker. The contract amendment allows Black Butte to purchase alternate source coal at a price below its production costs, and to pass the cost savings through to Commonwealth while maintaining the profit margins available under the original contract.

     The contract between Walnut Creek Coal Company and Texas-New Mexico Power Company provides for delivery of between 42 and 90 million tons of coal during the period 1989 through 2017. The actual tons provided will depend on the number of power units constructed and operated by TNP. The maximum amount KCP is expecting to ship in any one year is between 1.6 and 3.2 million tons.

     KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, Solvay Minerals, and Pacific Power &
Light, that provide for the delivery of approximately 9 million tons through 2005.

     Coal Production.   Coal production commenced at the Decker,
Black Butte, and Walnut Creek mines in 1972, 1979, and 1989, respectively. KCP's share of coal mined in 1995 at the Decker, Black Butte, and Walnut Creek mines was 5.2, 0.5, and 1.0 million tons, respectively.

     Revenue.   KCP's total revenue in 1995 was $216 million.
Revenue attributable to the Decker, Black Butte, and Walnut Creek entities was $109 million, $90 million, and $17 million, respectively.

     Backlog.   At the end of 1995, the backlog of coal sold under
KCP's long-term contracts was approximately $1.6 billion, based on December 1995 market prices. Of this amount, $205 million is expected to be sold in 1996.

     Reserves.   At the end of 1995, KCP's share of assigned coal
reserves at Decker, Black Butte, and Walnut Creek was 124, 49, and 33 million tons, respectively. Of these amounts, KCP's share of the committed reserves of Decker, Black Butte, and Walnut Creek was 57.3, 3.8, and 20.4 million tons, respectively. Assigned reserves represent coal which can be mined using KCP's current mining practices. Committed reserves (excluding alternate source coal) represent KCP's maximum contractual amounts. These coal reserve estimates represent total proved and probable reserves.

     Leases.   The coal reserves and deposits of the mines are held
pursuant to leases with the federal government through the Bureau of Land Management, with two state governments (Montana and Wyoming), and with numerous private parties.

     Competition.   The coal industry is highly competitive.  KCP
competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 1994, KCP's production represented 1.4% of total U.S. coal production.

     Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulphur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired steam-electric generating units. KCP's sales of its western coal, like sales by other western coal producers, typically provide for delivery to customers at the mine. A significant portion of the customer's delivered cost of coal is attributable to transportation costs. Most of the coal sold from KCP's western mines is currently shipped by rail to utilities outside Montana and Wyoming. The Decker and Black Butte mines are each served by a single railroad. Many of their western coal competitors are served by two railroads and such competitors' customers often benefit from lower transportation costs because of competition between railroads for coal hauling business. Other western coal producers, particularly those in the Powder River Basin of Wyoming, have lower stripping ratios (i.e. the amount of overburden that must be removed in proportion to the amount of minable coal) than the Black Butte and Decker mines, often resulting in lower comparative costs of production. As a result, KCP's production costs per ton of coal at the Black Butte and Decker mines can be as much as four and five times greater than production costs of certain competitors. KCP's production cost disadvantage has contributed to its agreement to amend its long-term contract with Commonwealth Edison Company to provide for delivery of coal from alternate source mines rather than from Black Butte. Because of these cost disadvantages, KCP does not expect that it will be able to enter into long-term coal purchase contracts for Black Butte and Decker production as the current long-term contracts expire. In addition, these cost disadvantages may adversely affect KCP's ability to compete for spot sales in the future.

     Environmental Regulation.   The Company is required to comply
with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses in 1995 was $5.7 million. KCP's share of accrued estimated reclamation costs was $100 million at the end of 1995. The Company does not expect to make significant capital expenditures for environmental compliance in 1996. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors in the industry are similarly affected by such laws.

     Intergroup Transactions. KCP, an indirect subsidiary of KDG, contains the coal mining joint ventures and related long-term coal contracts, mining properties, and equipment. KMG, an indirect subsidiary of KCG, is the employer of senior management involved in mining operations. KMG manages the coal mines for KCP. KCP pays KMG an annual coal mining management fee equal to 30% of KCP's adjusted operating income. The fee in 1995 was $30 million. The financial results of KCP are reflected in the formula value of Class D Diversified Group common stock, while the financial results of KMG are reflected in the formula value of the Class B&C Construction and Mining Group common stock.


                           TELECOMMUNICATIONS

C-TEC CORPORATION

     C-TEC Corporation. In 1993 the Company purchased a controlling interest in C-TEC Corporation ("C-TEC"). Through its subsidiary, RCN Corporation ("RCN"), the Company owns 44% of the outstanding shares of C-TEC common stock and 60% of the C-TEC Class B common stock. Holders of common stock are entitled to one vote per share; holders of Class B stock are entitled to 15 votes per share. The Company thus owns 49% of the outstanding shares, but is entitled to 58% of the available votes. C-TEC common stock is traded on the NASDAQ National Market System, and the Class B Stock is quoted on NASDAQ and traded over the counter. C-TEC is a Pennsylvania corporation and traces its origin to 1897 with the founding of Commonwealth Telephone Company. C-TEC has its executive offices in Princeton, New Jersey. In 1995 C-TEC had revenue of $325 million, net income of $23 million, total assets of $952 million, long-term debt of $263 million, and stockholders' equity of $370 million. The four operating groups of C-TEC and their 1995 revenues are: telephone ($129 million), cable ($127 million), long distance ($39 million), and communications services ($29 million).

     Telephone Group. The Telephone Group consists of a Pennsylvania public utility providing local telephone service to a 19 county, 5,067 square mile service territory in Pennsylvania. The Telephone Group services 226,000 main access lines, of which 174,000 are residential and 52,000 are business related. In addition to providing local telephone service, this Group provides network access and long distance services to interexchange carriers. Revenue is also derived from equipment sales and internet access services.

     Cable Group. The Cable Group is a cable television operator with cable television systems located in New York, New Jersey, Michigan, and Pennsylvania. The Cable Group owns and operates cable television systems serving approximately 334,000 customers and manages cable television systems with an additional 39,000 customers, ranking it among the top 20 multiple system operators in the United States.

     The Cable Group made several acquisitions in 1995. In January, the Cable Group purchased the assets of Higgins Lake Cable, Inc., which provides cable television service to approximately 3,200 subscribers in northern Michigan. Also in January, C-TEC purchased a 40% equity position in Megacable, S.A. de C.V., Mexico's second largest cable television operator, currently serving 174,000 subscribers in 12 cities. The Cable Group acquired Twin County Trans Video, Inc., which provides cable television service to approximately 74,000 subscribers in eastern Pennsylvania. As a result of a stock rights offering in August 1995, the Group now owns 62% (an increase from 43%) of the voting stock of Mercom, Inc., which provides cable television service in Michigan and Florida.

     The Cable Group must periodically seek renewal of franchise agreements from local government authorities. To date, all of the Group's franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. Competition for the Cable Group's services traditionally has come from providers of broadcast television, video rentals, and direct broadcast satellite received on home dishes. Future competition is expected from telephone companies.

     Long Distance Group. The Long Distance Group principally operates in Pennsylvania. The Group began operations in 1990 by servicing the local service area of the Telephone Group. In 1992 and 1993, sales offices were opened in other areas of Pennsylvania. The Long Distance Group provides switched services, is a reseller of several types of services, and employs the networks of several long distance providers on a wholesale basis.

     Communications Services Group.  The Communications Services
Group provides telecommunications-related engineering and technical services in the northeastern U.S.

     Regulation. Effective in February, the Federal Telecommunications Act of 1996 established a framework for deregulation of the communications industry. The Federal Communications Commission ("FCC") and state regulators must work out the specific implementation process. The Act should foster competition by telephone companies in the cable television business and cable companies in the telephone business. The Company's local exchange telephone subsidiary, Commonwealth Telephone Company ("CTCo"), is subject to a rate-making process regulated by the Pennsylvania Public Utility Commission ("PPUC"). Consequently, the ability of the Telephone Group to generate increased income is largely dependent on its ability to increase its subscriber base, obtain higher message volumes and control its expenses.

     The Cable Group is subject to the Federal Cable Television Consumer Protection and Competition Act of 1992, which regulated certain subscriber rates, mandatory carriage of local broadcast stations, and retransmission consent. The most significant provision of the Act requires the FCC to establish rules to ensure that rates for basic services are reasonable for subscribers in areas without effective competition. Few municipalities served by C-TEC are subject to effective competition. The overall effect of the Act's provisions on Cable Group's operations is not yet determinable.

     Restructuring. In November 1995, C-TEC announced that it had engaged an investment banker to assist with evaluating strategic alternatives for its various business units with a view toward enhancing shareholder value. C-TEC is now planning to distribute to its shareholders in a tax-free spin-off the Telephone Group, the Communications Services Group, and certain other assets. Following the spin-off, C-TEC plans to combine its remaining businesses, which will consist of its domestic Cable Group, with a third party pursuant to a tax-free, stock-for-stock transaction. C-TEC has received a number of inquiries regarding its domestic Cable Group and is holding discussions with interested parties.

     Subsequent Event -- Sale of Certain Businesses to RCN. Under the terms of an agreement dated March 27, 1996, RCN will pay C-TEC approximately $123 million for certain of C-TEC's assets, including the Long Distance Group, C-TEC International, which holds the 40% interest in Megacable, S.A. de C.V., and Residential Communications Network, a start-up joint effort with RCN which plans to provide telecommunications services to the residential market. RCN will purchase Residential Communications Network for cash in a transaction expected to close in April 1996. RCN's purchase of the other businesses for cash or C-TEC stock, at RCN's option, is expected to close in the second half of 1996. The transactions are subject to certain conditions including the receipt of all necessary regulatory approvals. The agreement with RCN contains a repurchase option under which C-TEC can reacquire the businesses if a restructuring of C-TEC's main businesses does not occur. Additionally, C-TEC retains a warrant to reacquire a six percent stake in Residential Communications Network. The agreement with RCN was approved by a special committee of the board of directors of C-TEC, composed of directors unaffiliated with either RCN or the Company.

RCN CORPORATION

     On February 20, 1996, RCN entered into an asset purchase agreement, along with other ancillary agreements, with Liberty Cable Company, Inc. ("Liberty") to purchase an 80% interest in certain private cable systems in New York City and selected areas of New Jersey. These cable systems provide subscription television services using microwave frequencies. RCN paid the sellers $27 million on the closing date, March 6, 1996. In addition, RCN delivered a $15 million note that it expects to pay in full during 1996.


                            OTHER OPERATIONS

CALENERGY COMPANY, INC.

     CalEnergy Company, Inc. ("CE"), formerly named California Energy Company, Inc., develops, constructs, and operates electric power production facilities, primarily utilizing geothermal resources, in the western United States, the Philippines, and Indonesia. CE is a Delaware corporation formed in 1971 and has its headquarters in Omaha, Nebraska. CE common stock is traded on the New York, Pacific, and London Stock Exchanges. In 1995, CE had revenue of $399 million, net income of $63 million, before preferred dividends, total assets of $2,654 million, long-term debt of $1,294 million, and stockholders' equity of $544 million.

     Kiewit Energy Company ("KEC") currently owns 24% (12.3 million shares, including 1.5 million shares purchased in February 1996) of CE's outstanding common stock. KEC has options to purchase 3.3 million common shares at $12 per share and 1 million common shares at $11.625. KEC holds $64,850,000 of debentures paying 9.5% interest, convertible into 3.5 million common shares at a conversion price of $18.375 per share. If KEC were to exercise all its options and convert its debentures, it would own approximately 34% of CE's common shares. A 1991 agreement entitles KEC to have three members on CE's board of directors. KEC accounts for its investment in CE common shares by the equity method, i.e. the amount included in KEC's net earnings is CE's net earnings multiplied by the percentage of CE's common shares owned by KEC, adjusted for income taxes and goodwill and amortization.

     Following its acquisition of Magma Power Company in early 1995, CE became the largest independent geothermal power producer in the world. Power production facilities are measured in terms of megawatts (MW) of net electric generating capacity. Most of CE's facilities are co-owned and CE's fractional ownership interest can be expressed in terms of MWs. CE's has projects in three stages: operational (and managed by CE), under construction (and financed), and developmental (with executed and awarded power sales contracts). CE owns 358 MW of operating facilities having 575 MW of aggregate capacity; most of the operating facilities are in Southern California. Under construction are four geothermal power projects in the Philippines with aggregate capacity of 540 MW; CE owns 449 MW in the four projects; and KEC owns 74 MW in one project. Also under construction in the Philippines is a 150 MW hydroelectric power project, in which CE and KEC own 52 MW each.
In the development stage are seven projects in Indonesia, the Philippines, and the United States with potential aggregate capacity of 1,478 MW; CE expects to own 786 MW in the developmental projects; and KEC expects to own 508 MW in the Indonesian projects only.

     In 1993, KDG and KCG (together "Kiewit") and CE signed a joint venture agreement concerning their international activities, which provides that if both Kiewit and CE agree to participate in a project, they will share all development costs equally. Kiewit and CE will each provide 50% of the equity required for financing a project developed by the joint venture and CE will operate and manage such project. The agreement creates a joint development structure under which, on a project by project basis, CE will be the development manager, managing partner and/or project operator, an equal equity participant with Kiewit and a preferred participant in the construction consortium and Kiewit will be an equal equity participant and the preferred turnkey construction contractor.

     The Company participates in the Mahanagdong project in the Philippines in three ways: through KCG, the lead member of the construction consortium, through KEC as a direct equity investor, and indirectly through KEC's ownership interest in CE. In the Casecnan project in the Philippines, KCG does not participate in construction, but KEC participates as both a direct equity investor and indirectly as an equity investor through its CE ownership. KEC also owns $20 million of bonds issued in connection with the project. Kiewit expects to be a co-developer and an equal equity participant with CE in the Dieng, Patuha, and Bali projects in Indonesia.

     Geothermal power production process. First, the developer locates suitable geothermal resources, drills test wells, secures permits, negotiates long-term power contracts with an electric utility, and arranges financing. Second, the project is constructed. Third, the facility is operated and maintained. Project revenues from the sale of electricity are applied to operating costs, rent or royalties, and principal and interest payments on debt incurred for acquisition and construction costs. Geothermal resources suitable for commercial extraction require an underground water reservoir heated to high temperatures.
Production wells are drilled to release the heated fluid under high pressure. Wells are usually located within one or two miles of the power plant. From well heads, fluid flows through pipelines to a series of separators where it is separated into water, brine, and steam. The steam is passed through a turbine which drives a generator to generate electricity. Once the steam has passed through the turbine, it is then cooled and condensed back into water which is reinjected through wells back into the geothermal reservoir. Under proper conditions, the geothermal power is renewable energy source, with minimal emissions compared to fossil fuel power plants. The utilization of geothermal power is preferred by certain governments in order to minimize the import (e.g., the Philippines), or maximize the export (e.g., Indonesia) of hydrocarbons. Geothermal power facilities also enjoy federal tax benefits and favorable utility regulatory treatment in the United States.

     Operations/United States. Most of CE's operating revenues come from geothermal power plants in Southern California, three in the Coso area and seven in the Imperial Valley. These operations have certain common features. Each plant involves a partnership or joint venture in which CE has an approximately one-half interest and is the operator of the plant. Each plant has long-term contract to supply electric power to Southern California Edison Company ("Edison"). The agreements provide for both capacity payments and energy payments for a term of between 20 and 30 years. During the first ten years, energy payments are based on a pre-set schedule. Thereafter, while the basis for the capacity payment remains the same, the required energy payment is Edison's then-current published "avoided cost of energy" as determined by the California Public Utility Commission. The initial ten-year periods expire beginning in 1996 for the first plant and in 2000 for the tenth plant. CE cannot predict the likely level of Edison's avoided cost of energy prices at the expiration of the fixed-price periods, but it is currently substantially below the current energy prices under CE's contracts. For 1995, the time period-weighted average of Edison's avoided cost of energy was 2.1 cents per kWh, compared to CE's comparable selling price for energy of 11.34 cents per kWh. Thus, the revenue generated by each of CE's ten facilities is likely to decline significantly after the expiration of the fixed-price period.

     The Coso projects were refinanced through the sale of notes in a 1992 private placement. The outstanding balance of the notes at the end of 1995 was $203 million. Assets of the Coso projects are pledged to satisfy repayment of the notes, but the obligations are non-recourse to CE. Six of the seven Imperial Valley projects are subject to financing agreements. The combined outstanding balances of the notes at the end of 1995 was $507 million. All of the obligations are non-recourse to CE.

     CE has five other operating plants, one each in Arizona, Utah, and Nevada, and two in California. An expansion to an Imperial
Valley plant is under construction. In addition, two projects are in the development stage.

     Construction Stage/Philippines. CE has four projects in the Philippines under construction.

     Mahanagdong. In 1994 construction began on the Mahanagdong Project, a 180 gross MW geothermal project on the Philippine island of Leyte. The Mahanagdong Project will be built, owned and operated by CE Luzon Geothermal Power Company, Inc. ("CE Luzon"), a Philippine corporation that during construction is indirectly owned 50% by CE and 50% by KEC. Up to a 10% financial interest in CE Luzon may be sold at completion to another industrial company at the option of such company. The Mahanagdong Project will sell 100% of its capacity on a "take-or-pay" basis (described below) to PNOC-Energy Development Corporation ("EDC"), which will in turn sell the power to the National Power Corporation of the Philippines ("NPC"), for distribution to the island of Luzon. NPC is the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines.

     Mahanagdong has a total project cost of $320 million, including interest during construction, project contingency costs and a debt service reserve fund. The capital structure consists of a project financing construction and term loan of $240 million provided by the Overseas Private Investment Corporation ("OPIC"), the Export-Import Bank of the United States ("Exim Bank"), and a consortium of international banks, and approximately $80 million in equity contributions. Political risk insurance from Exim Bank has been obtained for the commercial lenders. KEC and CE will each make an equity investment in the Mahanagdong Project of approximately $40 million. KEC and CE have arranged for political risk insurance on their equity investments through OPIC. The financing is collateralized by all the assets of the project.

     The Mahanagdong Project is being constructed by subsidiaries of KCG and CE under fixed-price, date-certain, turnkey supply and construction contracts. KCG and CE subsidiaries have 80% and 20% interests, respectively, in the contracts.

     Under the terms of an energy conversion agreement, executed on September 18, 1993 (the "Mahanagdong ECA"), CE Luzon will build, own and operate the Mahanagdong Project during the estimated three-year construction period and a ten-year cooperation period. At the end of the cooperation period, the facility will be transferred to EDC at no cost. The Mahanagdong Project will be located on land provided by EDC at no cost. It will take geothermal steam and fluid, also provided by EDC at no cost, and convert its thermal energy into electrical energy to be sold to EDC on a "take-or-pay" basis. Specifically, EDC will be obligated to pay for the electric capacity that is nominated each year by CE Luzon, irrespective of whether EDC is willing or able to accept delivery of such capacity. EDC will pay to CE Luzon a fee (the "Capacity Fee") based on the plant capacity nominated to EDC in any year (which, at the plant's design capacity, is approximately 97% of total contract revenues) and a fee (the "Energy Fee") based on the electricity actually delivered to EDC (approximately 3% of total contract revenues).
The Capacity Fee serves to recover the capital costs of the project, to recover fixed operating costs and to cover return on investment. The Energy Fee is designed to cover all variable operating and maintenance costs of the power plant. Payments under the Mahanagdong ECA will be denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee, which will be used to pay Philippine peso-denominated expenses. The convertibility of Philippine peso receipts into U.S. dollars is insured by OPIC. Significant portions of the Capacity Fee and Energy Fee will be indexed to U.S. and Philippine inflation rates, respectively. EDC's payment requirements, and its other obligations under the Mahanagdong ECA, are supported by the Government of the Philippines through a performance undertaking.

     Upper Mahiao. In 1994 construction began on the Upper Mahiao Project, a 128 gross MW geothermal project on Leyte. The Upper Mahiao Project will be built, owned and operated by CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), a Philippine corporation that is approximately 100% indirectly owned by CE. It will sell 100% of its capacity on a "take-or-pay" basis to EDC, on substantially the same terms as described above for the Mahanagdong Project, which will in turn sell the power to NPC for distribution to the island of Cebu, located about 40 miles west of Leyte. The Upper Mahiao Project will have a total project cost of $218 million. A consortium of international banks has committed to provide $162 million in a project-financed construction loan. The largest portion of the term loan for the project will also be provided by Exim Bank. CE's equity contribution to the Upper Mahiao Project is $56 million.

     Malitbog. In 1994 construction began on the Malitbog Project, a 231 gross MW geothermal project on Leyte. The Malitbog Project will be built, owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by CE. VGPC will sell 100% of its capacity, on substantially the same terms as described above for the Mahanagdong Project, to EDC, which will in turn sell the power to NPC. The Malitbog Project has a total project cost of $280 million. A consortium of international banks and OPIC have provided a total of $210 million of construction and term loan facilities. CE's equity contribution was $70 million.

     Casecnan. In November 1995 CE closed the financing and started construction on the combined irrigation and hydroelectric power generation project (the "Casecnan Project"), a 150 gross MW hydroelectric power project located in the central part of the island of Luzon. The Casecnan Project will include diversion structures in the Casecnan and Denip Rivers that will divert water into a 14 mile long tunnel. The tunnel will transfer the water from the Casecnan and Denip Rivers into the Pantabangan Reservoir for irrigation and hydroelectric use in the Central Luzon area. An underground powerhouse at the end of the water tunnel will house a power plant with 150 MW capacity.

     CE Casecnan Water and Energy Company, Inc., a Philippine corporation ("CE Casecnan") is developing the Casecnan Project under the terms of the project agreement between CE Casecnan and the National Irrigation Administration ("NIA"). CE and KEC have minimum and maximum ownership interests in CE Casecnan of 35% to 50% each. Two other shareholders, who have no financial commitments and will not participate in construction or operations, may receive interests of as much as 15% each, depending on projected returns from the project. Under the project agreement, CE Casecnan will develop, finance and construct the Casecnan Project over an estimated four-year construction period, and thereafter own and operate the Casecnan Project for a 20 year cooperation period. During the cooperation period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating, NIA will pay the CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity, regardless of the amount of water or electricity actually delivered. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electric energy it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The guaranteed fees for the delivery of water and energy are expected to provide approximately 70% of CE Casecnan's revenues. At the end of the cooperation period, the Casecnan Project will be transferred to NIA and NPC for no additional consideration on an "as is" basis. The Republic of the Philippines has provided a performance undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the Republic of the Philippines. The total cost of the Casecnan Project, including development, construction, testing and startup, is estimated to be approximately $495 million.

     Construction Stage/Indonesia

     Dieng. In December 1994, Himpurnia California Energy Ltd. ("HCE") executed a joint operation contract (the "Dieng JOC") for the development of the geothermal steam field and geothermal power facilities at the Dieng geothermal field, located in Central Java (the "Dieng Project") with Pertamina, the Indonesian national oil company, and executed a "take-or-pay" energy sales contract (the "Dieng ESC") with both Pertamina and PLN, the Indonesian national electric utility. HCE was formed with an Indonesian partner to develop the Dieng Project (the "Dieng JV"). CE, KEC, and the Indonesian partner have 47%, 47%, and 6% interests, respectively, in the Dieng JV.

     Pursuant to the Dieng JOC and ESC, Pertamina will grant to the Dieng JV the geothermal field and wells and other facilities presently located thereon and the Dieng JV will build, own and operate power production units with an aggregate capacity of up to 400 MW. HCE will accept the field operation responsibility for developing and supplying the geothermal steam and fluids required to operate the plants. The Dieng JOC is structured as a build-own-transfer agreement and will expire (subject to extension by mutual agreement) on the date which is the later of (i) 42 years following effectiveness of the Dieng JOC and (ii) 30 years following the date of commencement of commercial generation of the final unit completed. Upon the expiration of the proposed Dieng JOC, all facilities will be transferred to Pertamina at no cost. The Dieng JV is required to pay Pertamina a production allowance equal to three percent of Dieng JV's net operating income from the Dieng Project, plus a further amount based upon the negotiated value of existing Pertamina geothermal production facilities that are expected to be made available by Pertamina.

     Pursuant to the Dieng ESC, PLN agreed to purchase and pay for all of the Project's capacity and energy output on a "take-or-pay" basis regardless of PLN's ability to accept such energy made available from the Dieng Project for a term equal to that of the Dieng JOC. The price paid for electricity includes a base energy price per kWh multiplied by the number of kWhs the plants deliver or are "capable of delivering," whichever is greater. Energy price payments are also subject to adjustment for inflation. PLN will also pay a capacity payment based on plant capacity. All such payments are payable in U.S. dollars.

     Construction of an initial 55 MW unit is expected to begin in the second quarter of 1996. A consortium consisting of KCG and CE will construct the Dieng Project and provide all related design, engineering and supply work pursuant to fixed price, date certain, turnkey construction and supply contracts. HCE will be responsible for operating and managing the Dieng Project. CE and KEC presently intend to proceed on a modular basis with construction of three additional units to follow Dieng Unit I, resulting in an aggregate first phase net capacity at this site of 220 MW. The total project cost of these units is estimated to be $450 million. The next phase is expected to expand the total capacity to 400 MW. The cost of the full Dieng Project is estimated to be approximately $1 billion. It is anticipated that most of the capital needed to construct and operate the Dieng projects and the development stage projects described below will be raised by project-financed debt, i.e. the loans will be repaid from revenues generated by the output of the plants.

     Development Stage Projects.

     Patuha. CE and KEC are co-developing a geothermal power plant at the Patuha geothermal field in Java, Indonesia. They intend to proceed on a modular basis similar to the Dieng Project, with an aggregate capacity of up to 400 MW. The total cost is estimated to be $1 billion. Construction of the first unit is expected to begin in 1996. Bali. CE and KEC are co-developing geothermal resources on the island of Bali, Indonesia. They intend to proceed on a modular basis similar to the Dieng Project, with an aggregate capacity of up to 400 MW. The total cost of the Bali project is estimated to be $1 billion. Construction of the first unit is expected to begin in 1997. Alto Peak. CE is developing a 70 net MW geothermal project on the Philippine island of Leyte. KEC is not a participant in this project.


INFORMATION SERVICES

     PKS Information Services, Inc. ("PKSIS"), provides computer outsourcing and systems integration services to customers on a nationwide basis. PKSIS provides its outsourcing services to firms that desire to focus resources on their core businesses while avoiding the capital and overhead costs of operating their own computer centers. Systems integration services help customers define, develop, and implement cost-effective information systems. PKSIS manages a wide-area network (WAN) on a nationwide basis and is engaged in the design, installation, and maintenance of high-performance local area networks (LANs) and multi-tiered distributed architectures that utilize the latest hardware and software technologies. PKSIS develops a unified architecture of hardware, software, and communications technologies in order to meet the customer's specific design, operational, and management objectives. Better service and better value are the result of a total focus on integrating capital, technology, and expert people on a scale basis. PKSIS' operations and computing equipment are located in an 89,000 square foot computer center in Omaha, Nebraska. The PKSIS computer center was engineered to: (i) ensure fault tolerance, and
(ii) enable scale economies in hardware, software, and people. The first point ensures non-stop operation for the customers. The second promises more cost-effective computing services than most organizations can deliver themselves. In 1995, 83 percent of PKSIS' revenue was from external customers and the remainder was from affiliates.


ENERGY PROJECTS

     Kiewit Fuels. Kiewit Fuels Inc., an 80% owned KDG subsidiary, has acquired a patented, low-cost process to produce additives known as renewable ethers (EtBE and MtBE) to make cleaner burning gasoline. Kiewit Fuels is investigating opportunities to utilize the process.

INFRASTRUCTURE PROJECTS

     California Private Transportation Company. KDG has invested $12 million in California Private Transportation Company, which developed, arranged financing, constructed, and now operates the SR91 tollroad in Orange County. The tollroad opened for traffic in December 1995.

     United Infrastructure Company. KDG is investigating North
American infrastructure privatization opportunities through United Infrastructure Company, an equal partnership with Bechtel
Infrastructure Enterprises, Inc.

KIEWIT MUTUAL FUND

     Kiewit Mutual Fund, a registered investment company, was formed in 1994. Initially formed to manage the Company's internal investments, shares in Kiewit Mutual Fund are now available for purchase by the general public. The Fund's investors currently include individuals and unrelated companies, as well as Kiewit-affiliated joint ventures, pension plans, and subsidiaries. Kiewit Mutual Fund has five series: Money Market Portfolio, Short-Term Government Portfolio, Intermediate-Term Bond Portfolio, Tax-Exempt Portfolio, and the Equity Portfolio. The registered investment adviser of Kiewit Mutual Fund is Kiewit Investment Management Corp., a subsidiary of KDG (60%) and KCG (40%).

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

     Employees.   At the end of 1995, the Company and its
majority-owned subsidiaries employed approximately 14,300 people -- 10,400 in Construction, 2,000 in Mining, 1,400 in
Telecommunications, 200 in Information Services, and 300 in corporate positions.

ITEM 2.     PROPERTIES.

     The properties used in the construction segment are described under a separate heading in Item 1 above. Properties relating to the Company's mining segment are described as part of the general business description of that segment in Item 1 above. The properties of the telecommunications segment include those of C-TEC's Telephone Group (switching centers, cables and wires connecting the telephone company to its customers, and other telephone instruments and equipment), C-TEC's Cable Group (head-end, distribution and subscriber equipment), and various office and storage buildings. The Company considers its properties to be adequate for its present and foreseeable requirements.

ITEM 3.     LEGAL PROCEEDINGS.

     General.   The Company and its subsidiaries are parties to
many pending legal proceedings. Management believes that any resulting liabilities for legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition, future results of operations, or future cash flows.

     Environmental Proceedings.   In a large number of proceedings,
the Company, its subsidiaries, or their predecessors are among numerous defendants who may be "potentially responsible parties" liable for the cleanup of hazardous substances deposited in landfills or other sites. Management believes that any resulting liabilities for environmental legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition, future results of operations, or future cash flows.

     Whitney Litigation.   In May 1995, the lawsuit titled Whitney
Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States was settled. In 1983, plaintiffs alleged that the enactment of the Surface Mining Control and Reclamation Act of 1977 had prevented the mining of their Wyoming coal deposits and constituted a government taking without just compensation. In settlement of all claims, plaintiffs agreed to deed the coal deposits to the government and the government agreed to pay plaintiffs $200 million, of which Peter Kiewit Sons' Co., a KDG subsidiary, received approximately $135 million in June 1995.

     MFS Litigation.   In March 1994, several former stockholders
of an MFS subsidiary filed a lawsuit against MFS, KDG, and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them, causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and have vigorously contested this lawsuit. Defendants expect that a trial will be held in 1996. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS's liabilities pursuant to the indemnification agreement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                     EXECUTIVE OFFICERS OF THE REGISTRANT.

     The table below shows information as of March 15, 1996 about each executive officer of the Company, including his business experience during the past five years (1991-1996). The Company considers its executive officers to be its directors who are employed by the Company or one of its subsidiaries. The Company's directors and officers are elected annually and each was elected on June 10, 1995 to serve until his successor is elected and qualified or until his death, resignation or removal.

Name                 Business Experience (1991-1996)            Age

Walter Scott, Jr.    Chairman of the Board and President        64

William L. Grewcock  Vice Chairman                              70

Robert E. Julian     Executive Vice President; Chief Financial  56
                     Officer (1991-1995); Treasurer (1991-1993)

Kenneth E. Stinson   Executive Vice President                   53

Richard Geary        Executive Vice President, KCG; President,  61
                     Kiewit Pacific Co.

Leonard W. Kearney   Vice President, KCG; President, Kiewit     55
                     Construction Company and Kiewit
                     Western Co.

Richard R. Jaros     Executive Vice President (since 1993);     44
                     Chief Financial Officer (since 1995);
                     Vice President (1991-1992); President
                     and COO of CE (1992-3)

George B. Toll, Jr.  Executive Vice President, KCG (since       59
                     1994); Vice President, Kiewit Pacific
                     Co. (1991-1994)

Richard W. Colf      Vice President, Kiewit Pacific Co.         52

Bruce E. Grewcock    President (since 1992), Sr. Vice President 42
                     (1991-1992), Vice President (1991) of
                     Kiewit Mining Group Inc.

Tait P. Johnson      President, Gilbert Southern Corp.          46


                                 PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

     Market Information.   There is no established public trading
market for the Company's common stock. However, the Company is generally required to repurchase shares at a formula price upon demand.

     Company repurchase duty. Under the Company's Certificate of Incorporation effective January 1992, the Company has three classes of common stock: Class B Construction & Mining Group Nonvoting Restricted Redeemable Convertible Exchangeable Common Stock ("Class B"), Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C"), and Class D Diversified Group Convertible Exchangeable Common Stock ("Class D"). Class B and Class C ("Class B&C") shares can be issued only to Company employees and can be resold only to the Company at a formula price based on the year-end book value of the Construction & Mining Group. The Company is generally required to repurchase Class B&C shares for cash upon stockholder demand. Class D shares have a formula price based on the year-end book value of the Diversified Group. The Company must generally repurchase Class D shares for cash upon stockholder demand at the formula price, unless the Class D shares become publicly traded.

     Formula values. The formula price of the Class D shares is based on the book value of Kiewit Diversified Group Inc. ("KDG") and its subsidiaries, plus one-half of the book value, on a stand-alone basis, of the parent company, Peter Kiewit Sons', Inc. The formula price of the Class B&C shares is based on the book value of Kiewit Construction Group Inc. ("KCG") and its subsidiaries, including Kiewit Mining Group Inc.("KMG"), plus one-half of the book value of the unconsolidated parent company. A significant element of the Class B&C formula price is the subtraction of the book value of property, plant and equipment used in construction activities ($110 million in 1995). A significant annual intercompany transaction reduces the value of the Class D shares and increases the value of the Class B&C shares. The primary assets of the Company's mining segment are coal mining leases and long-term coal contracts owned by Kiewit Coal Properties Inc.("KCP"), a subsidiary of KDG. However, the coal mining properties are managed and operated by KMG. KCP paid mine management fees of $30 million to KMG in 1995.

     Conversion. Class C shares are convertible into Class D shares at the end of each year. Between October 15 and December 15 of each year a Class C stockholder may elect to convert some or all of his or her shares. Conversion occurs on the following January
1. The conversion ratio is the relative formula prices of Class C and Class D shares determined as of the last Saturday in December, i.e. the last day in the Company's fiscal year. Class D shares may be converted into Class C shares only as part of an annual offering of Class C shares to employees. Instead of purchasing the offered shares for cash, an employee owning Class D shares may convert such shares into Class C shares at the applicable conversion ratio.

     Restrictions. Ownership of Class C shares is generally restricted to active Company employees. Upon retirement, termination of employment, or death, Class C shares must be resold to the Company at the applicable formula price, but may be converted into Class D shares if the terminating event occurs during the annual conversion period. Class D shares are not subject to ownership or transfer restrictions.

     Dividends and Prices.   During 1994 and 1995 the Company
declared or paid the following dividends on its common stock. The table also shows the stock price after each dividend payment or other valuation event.

                             Dividend
 Dividend        Dividend    Per               Price         Stock
 Declared        Paid        Share     Class   Adjusted      Price

Oct. 29, 1993  Jan. 6, 1994 $ 0.40     B&C    Dec. 25, 1993  $22.35
Apr. 22, 1994  May 1, 1994    0.45     B&C    May 1, 1994     21.90
Oct. 21, 1994  Jan. 5, 1995   0.45     B&C    Dec. 31, 1994   25.55
Apr. 28, 1994  May 1, 1995    0.45     B&C    May 1, 1995     25.10
Oct. 27, 1995  Jan. 5, 1996   0.60     B&C    Dec. 30, 1995   32.40
                                       D      Dec. 25, 1993   59.40
                                       D      Dec. 31, 1994   60.25
Sep. 25, 1995* Sep. 30, 1995* 19.85*   D      Sep. 30, 1995   40.40
Oct. 27, 1995  Jan. 5, 1996    0.50    D      Dec. 30, 1995   49.50

* MFS Spin-off (see p. 2)


Although the Board of Directors announced in August 1993 that the Company did not intend to pay regular dividends on Class D shares in the foreseeable future, on October 27, 1995, the Board declared a special dividend of $0.50 per share on Class D shares payable on January 5, 1996 to stockholders of record on that date.

     Stockholders.   On March 15, 1996, the Company had the
following numbers of stockholders and outstanding shares for each class of its common stock:

        Class        Stockholders       Shares Outstanding

          B                 4                263,468
          C             1,140              9,957,413
          D             1,723             23,222,259
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

(dollars  in millions,                     Fiscal Year Ended
 except per share amounts)1995     1994     1993    1992    1991

Results of Operations:

 Revenue (1)          $  2,902 $  2,704 $  2,050 $ 1,918 $ 2,049
 Earnings from continuing
   operations              244      110      261     162      49
 Net earnings (2)          244      110      261     181     441

Financial Position:

 Total assets (1)        3,463    4,492    3,634   2,549   2,632
 Current portion of
   long-term debt (1)       42       33       15       3      15
 Long-term debt, less
   current portion (1)     370      908      462      30     110
 Stockholders' equity (3)1,607    1,736    1,671   1,458   1,396

(1) In September 1995, the Company dividended its investment in MFS to Class D Shareholders. MFS' results of operations have been classified as a single line item on the statements of earnings. MFS is consolidated in the 1994-1991 balance sheets.

       In October 1993, the Company acquired 35% of the outstanding shares of C-TEC Corporation that have 57% of the available voting rights. In December 1994, the Company increased its ownership to 49% and 58%, respectively.

       In   January   1994,  MFS  Communications  Company,   Inc.
       ("MFS"),  issued  $500 million of 9.375%  Senior  Discount
       Notes.

 (2)   In   1993,  through  two  public offerings,  the  Company
       sold 29% of its subsidiary, MFS, resulting in a $137 million after-tax gain. In 1995 and 1994, additional MFS stock
       transactions  resulted  in  $2 million  and   $35 million
       after-tax gains to the Company and reduced its ownership in MFS to 66% and 67%.

 (3) The aggregate redemption value of common stock at December 30, 1995 was $1.5 billion.

                KIEWIT CONSTRUCTION & MINING GROUP
                     SELECTED FINANCIAL DATA


The following selected financial data for each of the years in the period 1991 to 1995 have been derived from audited financial statements. The historical financial information for the Kiewit Construction & Mining and Kiewit Diversified Groups supplements the consolidated financial information of PKS and, taken together, includes all accounts which comprise the corresponding consolidated financial information of PKS.


(dollars  in  millions,                   Fiscal Year Ended
 except per share amounts)1995     1994     1993    1992    1991

Results of Operations:

 Revenue              $  2,330 $  2,175 $  1,783 $ 1,675 $ 1,834
 Net earnings              104       77       80      82      23

Per Common Share (1):
 Net earnings             7.78     4.92     4.63    4.48    1.12
 Dividends (2)            1.05     0.90     0.70    0.70    0.30
 Stock price (3)         32.40    25.55    22.35   18.70   14.40
 Book value              42.90    31.39    27.43   23.31   19.25

Financial Position:

 Total assets              987      963      889     862     849
 Current portion of
   long-term debt            2        3        4       2       7
 Long-term debt, less
   current portion           9        9       10      12      13
 Stockholders' equity (4)  467      505      480     437     400

               KIEWIT CONSTRUCTION & MINING GROUP
                    SELECTED FINANCIAL DATA
                          (continued)


 (1) In connection with the January 1992 reorganization, each share of previous Class B and Class C Stock was exchanged for one share of new Class B&C Stock and one share of new Class D Stock. Therefore, for purposes of computing Class B&C Stock per share data, the number of shares for 1991 is assumed to be the same as the corresponding number of shares of previous Class B and Class C Stock. Fully diluted earnings per share have not been presented because it is not materially different from earnings per share.

 (2) The 1995, 1994 and 1993 dividends include $.60, $.45 and $.40 for dividends declared in 1995, 1994 and 1993, respectively, but paid in January of the subsequent year. 1991 reflects dividends paid by PKS on its previous Class B and Class C Stock that have been attributed to Kiewit Construction & Mining Group and Kiewit Diversified Group based upon the relative formula values of each group which were determined at the end of the preceding year. Accordingly, the dividends may bear no relationship to the dividends that would have been declared by the Board in that year had the new Class B&C Stock and the Class D Stock been outstanding.

 (3) Pursuant to the Restated Certificate of Incorporation, the stock price calculation is computed annually at the end of the fiscal year.

 (4) Ownership of the Class B&C Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the stock. PKS is generally committed to purchase all Class B&C Stock at the amount computed, when put to PKS by a stockholder, pursuant to the Restated Certificate of Incorporation. The aggregate redemption value of the B&C Stock at December 30, 1995 was $359 million.

                    KIEWIT DIVERSIFIED GROUP
                    SELECTED FINANCIAL DATA


The following selected financial data for each of the years in the period 1991 to 1995 have been derived from audited financial statements. The historical financial information for the Kiewit Diversified and Kiewit Construction & Mining Groups supplements the consolidated financial information of PKS and, taken together, includes all accounts which comprise the corresponding consolidated financial information of PKS.

(dollars  in millions,                    Fiscal Year Ended
 except per share amounts)1995     1994     1993    1992    1991

Results of Operations:

 Revenue (1)           $   580  $   537  $   267 $   243 $   215
 Earnings from
  continuing operations    140       33      181      80      26
 Net earnings (2)          140       33      181      99     418

Per Common Share (3):
 Earnings from
  continuing operations   6.45     1.63     9.08    3.95    1.26
 Net earnings             6.45     1.63     9.08    4.92   20.30
 Dividends (4)             .50        -      .50    1.95    0.70
 Stock price (5)         49.50    60.25    59.40   50.65   47.85
 Book value              49.49    60.36    59.52   50.75   47.93

Financial Position:

 Total assets (1)        2,490    3,537    2,759   1,709   1,801
 Current portion of
   long-term debt (1)       40       30       11       1       8
 Long-term debt,
   less current portion (1)361      899      452      18      97
 Stockholders' equity (6)1,140    1,231    1,191   1,021     996

                    KIEWIT DIVERSIFIED GROUP
                    SELECTED FINANCIAL DATA
                          (continued)


 (1) In September 1995, the Group dividended its investment in MFS to Class D Shareholders. MFS' results of operations have been classified as a single line item on the statements of earnings. MFS is consolidated in the 1994-1991 balance sheets.

       In October 1993, the Group acquired 35% of the outstanding shares of C-TEC Corporation that have 57% of the available
       voting rights.   In  December 1994,  the Group increased its
       ownership to 49%  and  58%, respectively.

       In  January 1994, MFS issued $500 million of 9.375% Senior
       Discount Notes.

 (2) In 1993, through two public offerings, the Group sold 29% of MFS, resulting in a $137 million after-tax gain. In 1995 and 1994, additional MFS stock transactions resulted in $2 million and $35 million after-tax gains to the Group and reduced its ownership in MFS to 66% and 67%.

 (3) In connection with the January 1992 reorganization, each share of previous Class B and Class C Stock was exchanged for one share of new Class B&C Stock and one share of new Class D Stock. Therefore, for purposes of computing Class D Stock per share data, the number of shares for 1991 is assumed to be the same as the corresponding number of shares of previous Class B and Class C Stock. Fully diluted earnings per share have not been presented because it is not materially different from earnings per share.

 (4) The 1995 and 1992 dividends include $.50 for dividends declared in 1995 and 1992 but paid in January of the subsequent year. 1991 reflects dividends paid by PKS on its previous Class B and Class C Stock that have been attributed to Kiewit Diversified Group and Kiewit
       Construction & Mining Group based upon the relative formula values of each group which were determined at the end of the preceding year. Accordingly, the dividends may bear no relationship to the dividends that would have been declared by the Board in that year had the new Class D Stock and the new Class B&C Stock been outstanding.

 (5) Pursuant to the Restated Certificate of Incorporation, the stock price calculation is computed annually at the end of the fiscal year.

 (6) Unless Class D Stock becomes publicly traded, PKS is generally committed to purchase all Class D Stock at the amount computed, in accordance with the Restated Certificate of Incorporation, when put to PKS by a stockholder. The aggregate redemption value of the Class D Stock at December 30, 1995 was $1,151 million.


ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS    OF OPERATIONS


    This item contains information about Peter Kiewit Son's, Inc. (the "Company") as a whole. Separate reports containing management's discussion and analysis of financial condition and results of operations for the Kiewit Construction & Mining Group and the Kiewit Diversified Group have been filed as Exhibits 99.A and 99.B to this Form 10-K. The Company will furnish a copy of such exhibits without charge upon the written request of a stockholder addressed to: Stock Registrar, Peter Kiewit Sons', Inc., 1000 Kiewit Plaza, Omaha, Nebraska 68131.

     The following discussion of Results of Operations should be read in conjunction with the Consolidated Financial Statements.

              Results of Operations 1995 vs. 1994

      Construction. Construction revenue increased by $154 million or 7% in 1995. Contributing to the increase were joint venture revenues and the inclusion of two additional months of materials revenue generated by the APAC-Arizona ("APAC") companies which were acquired on February 28, 1994. The Company's share of joint venture revenue rose by 32% in 1995 and accounted for 30% of total construction revenue in 1995 and 24% in 1994. The San Joaquin Toll Road Joint Venture ("San Joaquin") in southern California contributed $225 million and $111 million to revenue in 1995 and 1994. Contract backlog at December 30, 1995 was $2 billion, of which 10% is attributable to foreign operations, principally, Canada and the Philippines. Projects on the west coast account for 36% of the total backlog which includes San Joaquin backlog of $133 million. San Joaquin is scheduled for completion in 1997.

     In 1995, gross margins rose 16% from $170 million in 1994 to $197 million in 1995. The growing materials market had a significant effect on margins. Increased operational efficiencies, as well as joint ventures, including substantial claim settlements, also impacted margins.

      Mining. Mining revenue in 1995 increased slightly from 1994. Spot sales were lower in 1995 due to reduced demand in the Company's spot market area because of a mild winter and high hydro-electricity generation in the Western United States. Sales of precious metals were greater in 1995 when compared to 1994 as a result of the liquidation of essentially all of the precious metal inventory. Alternate source coal sales were also higher in 1995 due to the acceleration of coal shipments to the current year from future years and the shifting of certain coal shipments from mined coal to alternate source coal.

      Direct costs, as a percentage of revenue, declined 2% in 1995 as a result of the additional alternate source coal sales. Lower margin metal sales and renegotiated coal contracts partially offset the higher margins on additional alternate source coal sales.

       Telecommunications.    With  the  spin-off  of  MFS,   the
Telecommunications   segment  now  consists   solely   of   C-TEC
Corporation ("C-TEC"). C-TEC's primary operations are telephone and cable. In 1995 telecommunication revenue increased 12% over 1994. Sales of the telephone group increased $7 million to $129 million, a 6% increase over 1994. Increases in access lines for local network service and rate increases for intrastate access
traffic  were  primarily responsible for the improvement.   Sales
for  the cable group increased 34% to $127 million in 1995.   The
acquisition   of   Twin  County  Trans  Video,   Inc.   and   the
consolidation of Mercom, Inc.'s results since August  contributed
$18  million  and  $6  million to C-TEC's revenue  in  1995.   In
addition, subscriber increases of approximately 16,000 over 1994 and rate increases effective in April 1995 account for an $8 million increase in cable revenue. Revenues from other operating groups increased $17 million or 32% compared to 1994 primarily due to the resale of long distance telephone services to another
long  distance reseller, improvements in switched business,   800
service sales and third party revenues from C-TEC's communication services business. The arrangement with the third party reseller terminated in the second quarter of 1995. Partially offsetting C-TEC's increase in revenue was the sale of the mobile services group in 1994 which contributed $23 million in revenue that year.

C-TEC's direct costs increased $30 million or 15% in 1995. The telephone group's costs of revenue increased primarily because of higher payroll expenses and higher depreciation expense. The acquisitions of Mercom and Twin County led to a 37% increase in direct costs for the cable group. In addition, higher basic programming costs resulting from increased subscribers, channel additions and rate increases contributed to the increase. Direct expenses for C-TEC's other operating groups increased because of costs associated with the resale of long distance services and communication services work performed for third parties. Partially offsetting these increases was the elimination of direct costs associated with the mobile services group which was sold in 1994.

       General and Administrative Expenses. General and administrative expenses increased 18% in 1995. An increase in expenses for environmental and legal matters was partially offset by lower payroll expenses and an overall decline in C-TEC's general and administrative costs.

      Gain  on  Subsidiary's Stock Transactions,  net.        The
issuance of MFS stock for acquisitions by MFS and the exercise of MFS employee stock options resulted in a $3 million net gain to the Company in 1995. In 1994 the Company settled a contingent purchase price obligation resulting from MFS' 1990 purchase of Chicago Fiber Optic Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by the Company, valued at market prices, as payment of the obligation. This transaction, along with the issuances of stock for acquisitions and employee stock options, resulted in a $28 million net gain before taxes. The Company has recognized gains and losses from sales and issuances of stock by MFS on the statement of earnings. With the Spin-off of MFS, these types of gains will no longer be recognized for MFS transactions.

     Investment Income, net. Investment income increased 84% to $79 million in 1995. Improvements in interest income and equity earnings, primarily from CalEnergy Company, Inc. ("CE"), and declines in losses on the sales of securities and international energy project development expenses all contributed to the increase in investment income. Proceeds from the C-TEC rights offering and the sale of its mobile services group, along with the Whitney Benefits settlement contributed to a higher average portfolio balance and increased interest income. The Company also recognized equity earnings, net of goodwill amortization, from CE of $10 million in 1995 compared to $5 million in 1994. This increase is primarily attributable to the successful merger of Magma Energy operations into CE in 1995. In 1995, losses on the sale of securities declined 87% from 1994 primarily due to the reallocation of the Company's investment portfolio from fixed rate securities to mutual funds portfolios with differing investment objectives. Developmental expenses declined 75% in 1995 primarily due to the reimbursement of prior year expenses and the capitalization of current year amounts.

     Interest Expense, net.    Interest expense in 1995 decreased
33% compared to 1994. The decline is primarily due to C-TEC's prepayment of senior secured notes in December 1994.

      Other, net. In 1995, other income primarily includes a $21 million gain on the exchange of the Company's gold operations in Nevada for the common stock of Kinross Gold Corporation and settlement proceeds of $135 million from the Whitney Benefits litigation. Other income also includes gains and losses from the disposition of property, plant and equipment and other assets in 1995 and 1994.

       Equity  Loss  in  MFS.   MFS  is  a  leading  provider  of
communication  services  to  business.   Through  its   operating
subsidiaries, MFS provides a wide range of high quality voice, data, network system integration and other enhanced services. The Company's losses associated with MFS continued to increase, primarily because of the accelerated expansion activities announced in 1993 and 1995. These expansion activities require significant initial development and roll out expenses in advance of anticipated revenues and continue to negatively effect the operating results of MFS. After September 30, 1995, the date of the Spin-off, the Company no longer includes MFS' results in its financial statements.

      Income Tax Benefit (Provision). The effective income tax rate for 1995 differs from the statutory rate of 35% due primarily to $93 million of income tax benefits from the reversal of certain deferred tax liabilities originally recognized on gains from previous MFS stock transactions that are no longer required due to the tax-free spin-off of MFS and adjustments of prior year tax provisions. In 1994, the rate is lower than 35% primarily due to adjustments to prior year tax provisions.

              Results of Operations 1994 vs. 1993

     Construction. Construction revenue increased by $386 million or 22% in 1994. The Company's share of joint venture revenue also rose 22% in 1994 and accounted for 24% of total construction revenue in 1994 and 1993. Several large contracts awarded in 1992 and early 1993 contributed to the overall increase in revenues, the largest of which was San Joaquin. Also contributing to the increase were revenues generated from the APAC acquisition. Contract backlog at December 31, 1994 was $2.2 billion, of which 16% was attributable to foreign operations, principally, Canada and the Philippines. Projects on the west coast accounted for 40% of the total backlog.

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

     Mining.      Mining revenue increased $16 million or  7%  in
1994.   This  increase was primarily due to an increase  in  spot
sales.  Mining gross profits were 46% in 1994 and 47% in 1993.

    Alternate source coal sales by Black Butte and Decker in 1994 were consistent with 1993. Alternate source coal consists of coal purchased from unaffiliated mines located in the Powder River Basin area of Wyoming and from a mine in which the Company has a 50% interest. In 1994, alternate source coal sales accounted for 30% of revenues and 47% of gross profits compared to 31% and 51% in 1993.

      Telecommunications. C-TEC generated telecommunications revenue for the Company of $291 million and $48 million in 1994 and 1993. The 1993 figures represent activity from the acquisition date. C-TEC's telephone group and cable group had revenue of $122 million and $95 million. The cellular group, sold in 1994, the long distance group and communications services group generated the balance. Overall, C-TEC's revenues increased 5% in 1994. Increases in interstate access revenues for the telephone group, 9,300 additional subscribers for the cable group and increased business and residential market penetration for the long distance group all contributed to the increase in revenue.

     The cost of revenue for C-TEC included in the Company's results was $189 million and $42 million in 1994 and 1993. The costs in 1994 are primarily attributable to the telephone group - $57 million and the cable group - $71 million. C-TEC's cost of revenue increased at a higher rate than revenue in 1994. The costs associated with developing the long distance business, primarily the opening of four new sales offices in late 1993, advertising expenses and promotional and discount campaigns designed to obtain a greater market share were the reasons for the increase.

      General and Administrative Expenses. General and administrative expenses in 1994 exceeded those of 1993 by 46%. The inclusion of a full year of C-TEC's operations is responsible for the majority of the increase. Overall, C-TEC's general and administrative expenses remained fairly consistent in 1994. The remaining increase in general and administrative expenses was attributable to an increase in payroll expenses partially offset by lower professional fees.

     Gain on Subsidiary's Stock Transactions, net. In 1994, the Company settled a contingent purchase price adjustment resulting from MFS' 1990 purchase of CFO. The former shareholders of CFO accepted MFS stock previously held by the Company, valued at market prices, as payment of the obligation. This transaction, along with the MFS issuance of stock for the Cylix and RealCom acquisitions and MFS employee stock options, resulted in a $54 million pre-tax gain to the Company. Deferred taxes were provided on these gains.

     Investment Income, net. The improvement in investment income was directly attributable to a decline of $38 million in losses from the sale and writedown of derivative and other securities. Partially offsetting the decline in losses was a $5 million decrease in interest and dividend income, and the recognition of $4 million of developmental expenses associated with the international energy projects being jointly developed by the Company and CE.

      Interest   Expense,  net.      Interest  expense  increased
significantly in 1994. The interest on the debt assumed in the C-TEC acquisition, $33 million, was primarily responsible for the increase.

     Other, net.     Debt prepayment penalties incurred by  C-TEC
were primarily responsible for the decline.

     Income Tax Benefit (Provision). The effective income tax rate for 1994 and 1993 differed from the statutory rate of 35% due primarily to adjustments of prior year tax provisions. Dividend exclusions and mineral depletion deductions also contributed to the lower effective rate in 1993.


            Financial Condition - December 30, 1995


      The Company's working capital, exclusive of MFS, decreased $19 million or 2% during 1995. The decrease was mainly due to cash used to fund investing activities. The decrease was partially offset by cash flows from operations, including the receipt of the Whitney settlement of $135 million.

       Investing activities include $161 million of capital expenditures, $260 million of investments and $36 million of deferred development costs. The investments primarily include C-TEC's $84 million outlay for 40% of Megacable and $37 million outlay for Twin County, KDG's $85 million investment in two Philippine power projects, $29 million purchase of CE stock, $8 million investment in geothermal power plants in Indonesia and $6 million for a 19% interest in a healthcare software development company. These outlays were partially offset by $29 million of proceeds from the sale of property, plant and equipment and other investments.

      Financing sources include $30 million of long-term debt borrowing for the construction financing of a privately owned toll road, $45 million of short-term borrowings and $25 million from the sale of the Company's common stock. Financing uses consisted of C-TEC's $27 million outlay for the net payment of long-term debt, $6 million of payments on stockholders' notes, $6 million for stock repurchases and $13 million of Class B&C Stock dividends.

      In  1995,  the  Company  received the  final  payment  ($29
million)   for   the  sale  of  certain  discontinued   packaging
operations.

      In addition to the telecommunications activities described below, the Company anticipates investing between $45 and $85 million annually in its construction and mining businesses, including opportunities to acquire additional materials businesses. The Company also anticipates making significant investments in its infrastructure and energy businesses - including its joint venture agreement with CE covering international power project development activities - and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchasing the Company's stock. The Company's current financial condition and borrowing capacity should be sufficient for future operating and investing activities.

      In October 1995, the PKS Board of Directors declared dividends of $.60 and $.50 per share for Class B&C and Class D
Stock, respectively, payable in January 1996.

     In November 1995, C-TEC announced that it had engaged an investment banker to assist with evaluating strategic alternatives for its various business units with a view toward enhancing shareholder value. C-TEC is now planning to distribute to its shareholders in a tax-free spin-off the Telephone Group, the Communications Services Group, and certain other assets. Following the spin-off, C-TEC plans to combine its remaining businesses, which will consist of its domestic Cable Group, with a third party pursuant to a tax-free, stock-for-stock transaction. C-TEC has received a number of inquiries regarding its domestic Cable Group and is holding discussions with interested parties.

     In March, under the terms of an agreement, RCN Corporation
("RCN") will pay C-TEC approximately $123 million for certain of C-TEC's assets, including the Long Distance Group, C-TEC International, which holds the 40% interest in Megacable, S.A. de C.V., and Residential Communications Network, a start-up joint effort with RCN which plans to provide telecommunications services to the residential market. RCN will purchase Residential Communications Network for cash in a transaction expected to close in April 1996. RCN's purchase of the other businesses for cash or C-TEC stock, at RCN's option, is expected to close in the second half of 1996. The transactions are subject to certain conditions including the receipt of all necessary regulatory approvals. The agreement with RCN contains a repurchase option under which C-TEC can reacquire the businesses if a restructuring of C-TEC's main businesses does not occur. Additionally, C-TEC retains a warrant to reacquire a six percent stake in Residential Communications Network. The agreement with RCN was approved by a special committee of the board of directors of C-TEC, composed of directors unaffiliated with either RCN or the Company.

     Also in March, RCN entered into an asset purchase agreement, along with other ancillary agreement, with Liberty Cable Company, Inc. ("Liberty") to purchase an 80 percent interest in certain private cable systems in New York City and
selected areas of New Jersey.   The transaction  closed on March 6,
1996. The cable systems provide subscription television services using microwave frequencies. RCN deposited $27 million in an escrow account which was released on the closing date. In addition, RCN issued a $15 million promissory note that is expected to be paid in 1996.




ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary financial information for Peter Kiewit Sons', Inc. and Subsidiaries begin on page P1. Separate financial statements and financial statement schedules for the Kiewit Construction & Mining Group and the Kiewit Diversified Group have been filed as Exhibits 99.A and 99.B to this report. The Company will furnish a copy of such exhibits without charge upon the written request of a stockholder addressed to Stock Registrar, Peter Kiewit Sons', Inc., 1000 Kiewit Plaza, Omaha, Nebraska 68131.


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

     The information required by Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 8, 1996. However, certain information is set forth under the caption "Executive
Officers of the Registrant" following Item 4 above.


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

21          List of subsidiaries of the Company.

27          Financial data schedules.

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

(b)     No Form 8-K was filed during the fourth quarter of 1995.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.

                                PETER KIEWIT SONS', INC.


                                By:  /s/ Richard R. Jaros
                                     Richard R. Jaros
                                     Executive Vice President
                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 1996.


/s/ Walter Scott, Jr.           Chairman of the Board and President
Walter Scott, Jr.               (principal executive officer)


/s/ Richard R. Jaros            Director, Executive Vice President-
Richard R. Jaros                Chief Financial Officer
                                (principal financial officer)


/s/ Eric J. Mortensen           Controller
Eric J. Mortensen               (principal accounting officer)


/s/ Richard W. Colf
Richard W. Colf, Director


/s/ James Q. Crowe              /s/ Tait P. Johnson
James Q. Crowe, Director        Tait P. Johnson, Director


/s/ Robert B. Daugherty         /s/ Robert E. Julian
Robert B. Daugherty, Director   Robert E. Julian, Director


/s/ Richard Geary               /s/ Leonard W. Kearney
Richard Geary, Director         Leonard W. Kearney, Director


/s/ Bruce E. Grewcock           /s/ Peter Kiewit, Jr.
Bruce E. Grewcock, Director     Peter Kiewit, Jr., Director


/s/ William L. Grewcock         /s/ Kenneth E. Stinson
William L. Grewcock, Director   Kenneth E. Stinson, Director


/s/ Charles M. Harper           /s/ George B. Toll, Jr.
Charles M. Harper, Director     George B. Toll, Jr., Director
                        LIST OF SUBSIDIARIES
                                OF
                      PETER KIEWIT SONS', INC.
                          DECEMBER 30, 1995



Peter Kiewit Sons', Inc. (Delaware)
     Kiewit Construction Group Inc. (Delaware)
          Kiewit Construction Company (Delaware)
               Kiewit Pacific Co. (Delaware)
               Kiewit Mining Group Inc. (Delaware)
               Kiewit Western Co. (Delaware)
          Gilbert Southern Corp. (Delaware)
     Kiewit Diversified Group Inc. (Delaware)
          PKS Information Services, Inc. (Delaware)
               Continental Holdings Inc. (Wyoming)
                    CCC Canada Holding, Inc. (Delaware)
                         The Continental Group of Canada, Inc.
                          (Ontario)
                    Continental Kiewit Inc. (Delaware)
               Kiewit Energy Group Inc. (Delaware)
                    Kiewit Coal Properties Inc. (Delaware)
                         Black Butte Coal Company (50%)
                          (joint venture)
                         Decker Coal Company (50%) (joint venture)
                    Kiewit Energy Company (Delaware)
                         CalEnergy Company, Inc. (24%) (Delaware)
               Peter Kiewit Sons' Co. (Nebraska)
               RCN Corporation (90%) (Delaware)
                    C-TEC Corporation (50%) (Pennsylvania)
                         Commonwealth Telephone Company
                          (Pennsylvania)
                         C-TEC Cable Systems, Inc. (Delaware)



The subsidiaries listed above include "significant" subsidiaries as defined in Rule 1-02(w) of Regulation S-X, and certain other subsidiaries.



            PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                  Index  to Financial Statements
                  and Financial Statement Schedule


Report of Independent Accountants

Consolidated  Financial Statements as
of December 30, 1995 and December 31, 1994 and for the three years ended December 30, 1995:

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholders' Equity
Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule for the three years ended December 30, 1995:

II--Valuation and Qualifying Accounts and Reserves


Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.


               REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

We have audited the consolidated financial statements and the financial statement schedule of Peter Kiewit Sons', Inc. and Subsidiaries as listed in the index on the preceding page of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peter Kiewit Sons', Inc. and Subsidiaries as of December 30, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                              COOPERS & LYBRAND L.L.P.




Omaha, Nebraska
March 19, 1996


           PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              Consolidated Statements of Earnings
          For the three years ended December 30, 1995


(dollars in millions, except per share data)   1995     1994     1993

Revenue                                     $  2,902 $  2,704 $  2,050
Cost  of Revenue                              (2,474)  (2,314)  (1,742)
                                             -------   ------- --------
                                                 428      390      308
General and Administrative Expenses             (266)    (225)    (154)
                                              ------     -----   -----

Operating Earnings                               162      165      154

Other Income (Expense):
  Gain on Subsidiary's Stock Transactions, net     3       54      211
  Investment Income, net                          79       43       17
  Interest Expense, net                          (25)     (38)     (14)
  Other,net                                      157       16       24
                                               -----      ----     ----
                                                 214       75      238

Equity  Loss in MFS                             (131)    (102)     (13)
                                               -----     -----     ----
Earnings Before Income Taxes and
  Minority Interest                              245      138      379

Income Tax Benefit (Provision)                    11      (29)    (118)

Minority Interest in Net (Income) Loss of
Subsidiaries                                     (12)       1        -
                                               -----      ----   -----
Net Earnings                                 $   244    $ 110    $ 261
                                             =======    =====    =====

Net  Earnings Attributable to Class
  B&C Stock                                  $   104    $  77    $  80
                                             =======    =====    =====

Net Earnings Attributable to Class D Stock   $   140    $  33    $ 181
                                             =======    =====    =====

Net Earnings Per Common and Common
Equivalent Share:
  Class B&C                                  $  7.78    $4.92    $4.63

                                              =======   =====    =====

  Class D                                    $  6.45    $1.63    $9.08
                                             =======    ======   =====

See accompanying notes to consolidated financial statements.

           PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                 Consolidated Balance Sheets
            December 30, 1995 and December 31, 1994


(dollars in millions, except per share data)      1995     1994

Assets

Current Assets:
 Cash and cash equivalents                      $  457   $  400
 Marketable securities                             604      910
 Receivables, less allowance of $12 and $9         329      414
 Note receivable from sale of discontinued
   operations                                        -       29
 Costs and earnings in excess of billings on
   uncompleted contracts                            78      126
 Investment in construction joint ventures          73       69
 Deferred income taxes                              66       74
 Other                                              59       81
                                                  ----     ----
Total Current Assets                             1,666    2,103

Property, Plant and Equipment, at cost:
 Land                                               33       30
 Buildings                                          98      206
 Equipment                                       1,246    1,739
                                                 -----    -----
                                                 1,377    1,975
 Less accumulated depreciation and amortization   (710)    (731)
                                                 -----    -----

Net Property, Plant and Equipment                  667    1,244

Investments                                        538      313

Intangible Assets, net                             515      749

Other Assets                                        77       83
                                               -------  -------
                                               $ 3,463  $ 4,492
                                               =======  =======

See accompanying notes to consolidated financial statements.

            PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                  Consolidated Balance Sheets
            December 30, 1995 and December 31, 1994

(dollars in millions, except per share data)      1995     1994
Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                             $    240 $    344
 Short-term borrowings                              45        -
 Current portion of long-term debt:
   Telecommunications                               36       26
   Other                                             6        7
 Accrued costs and billings in excess of
   revenue on uncompleted contracts                121      143
 Accrued insurance costs                            79       75
  Other                                            139      206
                                                ------   ------
Total Current Liabilities                          666      801

Long-Term Debt, less current portion:
 Telecommunications                                264      827
  Other                                            106       81

Deferred Income Taxes                              236      302

Retirement Benefits                                 54       67

Accrued Reclamation Costs                          100      103

Other Liabilities                                  216      127

Minority Interest                                  214      448

Stockholders' Equity:
 Preferred stock, no par value, authorized
   250,000 shares:
    no shares outstanding in 1995 and 1994           -        -
   Common   stock,  $.0625  par  value,
    $1.5  billion  aggregate redemption value:
   Class B, authorized 8,000,000 shares: 263,468
     outstanding in 1995 and 1,000,400
     outstanding  in  1994                           -        -
   Class C, authorized 125,000,000 shares:
     10,616,901 outstanding in 1995 and
     15,087,028 outstanding in 1994                  1        1
   Class D, authorized 50,000,000 shares:
     23,024,974 outstanding in 1995 and
     20,391,568 outstanding in 1994                  1        1
 Additional paid-in capital                        210      182
 Foreign currency adjustment                        (6)      (7)
 Net unrealized holding gain (loss)                 17       (8)
 Retained earnings                               1,384    1,567
                                                 -----    -----
Total Stockholders' Equity                       1,607    1,736
                                                 -----    -----
                                               $ 3,463  $ 4,492
                                               =======  =======

See accompanying notes to consolidated financial statements

            PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
           For the three years ended December 30, 1995

(dollars in millions)                          1995     1994     1993

Cash flows from continuing operations:
 Net Earnings                                $  244   $  110   $  261
  Adjustments to reconcile net
  earnings to net cash provided by
  continuing operations:
  Depreciation, depletion and amortization      152      217       99
    (Gain) loss on sale of property, plant
       and equipment, and other investments     (40)       5       23
     Gain on subsidiary's stock transactions,
        net                                      (3)     (54)    (211)
    Equity (earnings) loss                      116      (10)     (10)
    Noncash interest expense                      -       40        -
    Minority interest in subsidiaries            12      (50)      (3)
    Decline in market value of investments        -        -       21
    Retirement benefits paid                     (2)      (6)     (17)
    Deferred income taxes                      (147)     (40)      57
    Change in working capital items:
      Receivables                                 3      (49)       9
      Other current assets                       19      (67)     (48)
      Payables                                    -       42       47
      Other liabilities                          80       19       13
    Other                                         -        8       45
                                                -----   -----    -----
Net cash provided by continuing operations      434      165      286

Cash flows from investing activities:
 Proceeds from sales and maturities of
   marketable securities                         605    1,876    4,927
 Purchases of marketable securities             (613)  (1,718)  (5,231)
 Acquisitions, excluding cash acquired          (231)    (254)    (146)
 Proceeds from sale of cellular properties         -      182        -
   Proceeds from sale of property, plant and
   equipment, and other investments               29       20      38
 Capital expenditures                           (161)    (513)    (192)
 Investments in affiliates                       (29)     (34)     (14)
 Acquisition of minority interest                  -       (6)      (2)
 Deferred development costs and other            (38)     (49)     (35)
                                                 -----     -----    -----
Net cash used in investing activities        $  (438) $  (496) $  (655)

See accompanying notes to consolidated financial statements.



           PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             Consolidated Statements of Cash Flows
          For the three years ended December 30, 1995
                           (continued)

(dollars in millions)                           1995     1994     1993

Cash flows from financing activities:
  Long-term debt borrowings                    $   52   $  693    $   21
  Payments on long-term debt,
    including current portion                     (52)    (309)       (8)
 Net change in short-term borrowings               45        -       (80)
 Issuances of common stock                         25       21        24
 Issuances of subsidiaries' stock                   -       70       458
 Repurchases of common stock                       (6)     (31)      (54)
 Dividends paid                                   (13)     (13)      (27)
                                                 -----    -----      -----
Net cash provided by financing activities          51      431       334

Cash flows from discontinued packaging
   operations:
 Proceeds from sales of discontinued
   packaging operations                            29        5       110
 Other cash provided by
   discontinued packaging operations                -        -        20
                                                -----     -----    -----
Net  cash provided by discontinued
   packaging operations                            29        5       130

Cash  and cash equivalents of MFS
   at beginning of year                           (22)       -         -

Effect of exchange rates on cash                    3       (1)       (2)
                                                -----     -----    ------
Net increase in cash and cash equivalents          57      104        93

Cash  and cash equivalents at
  beginning of year                               400      296       203
                                                -----     -----    -----

Cash and cash equivalents at end of year        $ 457    $ 400    $  296
                                                =====    =====    ======

Supplemental disclosure of cash
   flow information:

     Taxes                                      $ 201   $  115   $   83
     Interest                                      35       41        7

Noncash investing and financing activities:
   Dividend  of investment in MFS                $399    $   -    $   -
   Issuance of C-TEC redeemable preferred
      stock for acquisition                        39        -        -
   Disposition of gold operations in
      exchange of Kinross common stock             21        -        -
   Issuance of MFS stock for acquisitions           -       71        -
 MFS stock transactions to settle contingent
   purchase price adjustment                        -       25        -

See accompanying notes to consolidated financial statements.


              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity
               For the three years ended December 30, 1995

            Class    Class                           Net
             B & C      D    Additional Foreign    Unrealized
            Common   Common   Paid-in   Currency    Holding    Retained
            Stock   Stock    Capital   Adjustment Gain (Loss)  Earnings  Total
(dollars in millions)
Balance at
December 26,
 1992      $  1     $  1     $ 145     $  3       $  -      $ 1,308   $1,458

Issuances
of stock      -        -        24        -          -            -       24
Repurchases
of stock      -        -        (5)       -          -           (49)    (54)

Foreign
currency
adjustment    -        -         -       (6)         -             -      (6)

Net
unrealized
holding gain  -        -         -        -          9             -       9
Net earnings  -        -         -        -          -           261     261

Dividends:(a)
 Class B&C
 ($.70 per
common share) -        -         -         -         -           (11)    (11)

Class D ($.50
  per common
share)       -         -        -         -          -           (10)    (10)
           -----     -----     ----     ----       ----          ----    ----
Balance at
 December 25,
 1993        1         1       164       (3)       9           1,499    1,671

Issuances of
 stock       -         -        21        -        -               -       21

Repurchases
 of  stock   -        -         (3)       -        -             (28)     (31)

Foreign
currency
adjustment   -        -          -      (4)         -              -       (4)

Net
unrealized
holding
(loss)       -        -          -       -        (17)             -      (17)

Net
earnings     -        -          -       -         -             110      110

Dividends:(b)
Class B&C
($.90 per
common
share)       -         -         -       -         -            (14)     (14)
          ------    -----      -----   ----      ----          -----    -----
Balance at
December
31, 1994  $  1      $  1      $ 182     $ (7)   $ (8)        $ 1,567  $ 1,736

See accompanying notes to consolidated financial statements

              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity
             For the three years ended December 30, 1995
                             (continued)


           Class    Class                           Net
           B & C      D     Additional Foreign    Unrealized
          Common   Common   Paid-in   Currency     Holding    Retained
           Stock   Stock    Capital   Adjustment Gain (Loss)   Earnings  Total

Balance at
December
31, 1994  $  1     $   1    $  182    $ (7)       $  (8)       $ 1,567  $1,736

Issuances
of stock     -         -        29       -            -              -      29

Repurchases
of  stock    -         -        (1)      -            -             (5)     (6)

Foreign
currency
adjustment   -         -         -        1           -              -       1

Net
unrealized
holding gain -         -         -         -         25              -      25

Net earnings -         -         -         -          -            244     244

Dividends: (c)
Class B&C
($1.05 per
common
share)       -         -          -        -          -           (12)     (12)

Class D
($.50 per
common
share)       -         -          -         -          -          (11)     (11)

MFS
Dividend      -        -          -         -          -         (399)    (399)

Balance
at
December
30, 1995  $   1   $   1       $ 210      $ (6)     $  17       $1,384   $ 1,607



(a)Includes $.40 per share for dividends on Class B&C Stock declared in 1993 but paid in January 1994.

(b)Includes $.45 per share for dividends on Class B&C Stock declared in 1994 but paid in January 1995.

(c)Includes  $.60 and $.50 per share for dividends on  Class  B&C
   Stock and Class D Stock, respectively, declared in 1995 but paid in January 1996.

See accompanying notes to consolidated financial statements.

                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Peter Kiewit Sons', Inc. and subsidiaries in which it owns more than 50% of the voting stock ("PKS" or "the Company"), which are engaged in enterprises primarily related to construction, mining and telecommunications. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. Investments in other companies in which the Company exercises significant influence over operating and financial policies and construction joint ventures are accounted for by the equity method. In addition, the Company accounts for its investments in international energy projects using the equity method. The Company accounts for its share of the operations of the construction joint ventures on a pro rata basis in the consolidated statements of earnings. All significant intercompany accounts and transactions have been eliminated.

     Construction Contracts

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

     The construction industry is highly competitive and lacks firms with dominant market power. A substantial portion of the Company's business involves construction contracts obtained through competitive bidding. The volume and profitability of the Company's construction work depends to a significant extent upon the general state of the economies in which it operates and the volume of work available to contractors. The Company's construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies, or other governmental action.

     The Company recognizes revenue on long-term construction contracts and joint ventures on the percentage-of-completion method based upon engineering estimates of the work performed on individual contracts. Provisions for losses are recognized on uncompleted contracts when they become known. Claims for additional revenue are recognized in the period when allowed. It is at least reasonably possible that engineering estimates of the work performed on individual contracts will be revised in the near term.

     Assets and liabilities arising from construction activities, the operating cycle of which extends over several years, are classified as current in the financial statements. A one-year time period is used as the basis for classification of all other current assets and liabilities.


                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

     Coal Sales Contracts

     The Company's coal is sold primarily under long-term contracts with electric utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of the Company's coal sales were made under long-term contracts during 1995, 1994 and 1993. The remainder of the Company's sales are made on the spot market where prices are substantially lower than those in the long-term contracts. As the long-term contracts expire, a higher proportion of the Company's sales will occur on the spot market.

     The coal industry is highly competitive. The Company competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than the Company, but also with alternative methods of generating electricity and alternative energy sources. Many of the Company's competitors are served by two railroads and, due to the competition, often benefit from lower transportation costs than the Company which is served by a single railroad. Additionally, many competitors have lower stripping ratios than the Company, often resulting in lower comparative costs of production.

     The Company is also required to comply with various federal, state and local laws concerning protection of the environment. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors are similarly affected by such laws.

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

     Telecommunications Revenues

     C-TEC Corporation's ("C-TEC"), most significant operating groups are its local telephone service and cable system operations. C-TEC's telephone network access revenues are derived from net access charges, toll rates and settlement arrangements for traffic that originates or terminates within C-TEC's local telephone company. Revenues from telephone services and basic and premium cable programming services are recorded in the month the service is provided.

     The telecommunications industry is subject to local, state and federal regulation. Consequently, the ability of the telephone and cable groups to generate increased volume and profits is largely
                         PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements

     dependent  upon  regulatory  approval  to  expand   customer
     bases, increase prices and limit  expenses.

     Competition for the cable group's services traditionally has come from broadcast television, video rentals and direct broadcast satellite received on home dishes. Future competition is expected from telephone companies.

     Concentration of credit risk with respect to accounts receivable are limited due to the dispersion of customer base among geographic areas and remedies provided by terms of contracts and statutes.

     Depreciation and Amortization

     Property, plant and equipment are recorded at cost. Depreciation and amortization for the majority of the Company's property, plant and equipment are computed on accelerated and straight-line methods. Depletion of mineral properties is provided primarily on an units-of-extraction basis determined in relation to estimated reserves.

     In accordance with industry practice, certain telephone plant owned by C-TEC valued at $233 million is depreciated based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. When property is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation.

     Intangible Assets

     Intangible assets primarily include amounts allocated upon purchase of existing operations, franchise and subscriber lists and development costs. These assets are amortized on a straight-line basis over the expected period of benefit, which does not exceed 40 years.

     The  Company  reviews  the  carrying  amount  of  intangible
     assets  for impairment whenever events or changes   in  cir-
     cumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a
     comparison   of  estimated  future  operating   cash   flows
     anticipated to be generated during the remaining life of the asset to the net carrying value of the asset.

     Pension Plans

     The Company maintains defined benefit plans primarily for packaging employees who retired prior to the disposition of the packaging operations. Benefits paid under the plans are based on years of service for hourly employees and years of service and rates of pay for salaried employees.

     Substantially  all of C-TEC's employees are  included  in  a
     trusteed   noncontributory  defined  benefit   plan.    Upon
     retirement, employees are provided a monthly pension based on length of service and compensation.

     The plans are funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974.


                  PETER KIEWIT SONS', INC.

     Notes to Consolidated Financial Statements

     Reserves for Reclamation

     The Company follows the policy of providing an accrual for reclamation of mined properties, based on the estimated cost of restoration of such properties, in compliance with laws governing strip mining. It is at least reasonably possible that the estimated cost of restoration will be revised in the near-term.

     Foreign Currencies

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


     Earnings Per Share

     Primary earnings per share of common stock have been computed using the weighted average number of shares outstanding during each year. Fully diluted earnings per share have not been presented because it is not materially different from primary earnings per share. The number of shares used in computing earnings per share were as follows:


                                  1995         1994        1993
          Class B & C          13,384,434   15,697,724  17,290,971
          Class D              21,718,792   20,438,806  19,941,885

     Income Taxes

     Deferred income taxes are provided for the differences between the financial reporting and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                 PETER KIEWIT SONS', INC.

        Notes to Consolidated Financial Statements

     Reclassifications

     Where appropriate, items within the consolidated financial statements and notes thereto have been reclassified from previous years to conform to current year presentation.

     Fiscal Year

     The  Company's  fiscal  year ends on the  last  Saturday  in
     December.   There  were 52 weeks in fiscal  years  1995  and
     1993 and 53 weeks in the fiscal year 1994.

     C-TEC has a calendar fiscal year.

 (2) MFS Spin-off

     The PKS Board of Directors approved a plan to make a tax-free distribution of its entire ownership interest in MFS Communications Company, Inc. ("MFS"), effective September 30, 1995, to the Class D stockholders (the "Spin-off") at a special meeting on September 25, 1995.

     The Spin-off was completed after PKS and Kiewit Diversified Group, Inc., a wholly owned first tier subsidiary of PKS ("KDG"), agreed with MFS to effect a recapitalization of MFS pursuant to which KDG exchanged a portion of the MFS Common
     Stock   held   by  KDG  for  certain  high-vote  convertible
     preferred stock. In addition, prior to completing the Spin-off, PKS purchased additional shares of MFS Common Stock
     which   were  subsequently  distributed  to  the   Class   D
     stockholders.

     PKS completed an exchange offer prior to the Spin-off whereby 4,000,000 shares of Class B Stock and Class C Stock (Class B&C") were exchanged for 1,666,384 shares of Class D Stock on terms similar to those under which Class B&C Stock can be converted into Class D Stock during the annual conversion period provided for in the Company's Certificate of Incorporation. The conversion ratio used in the exchange was calculated using final 1994 stock prices adjusted for 1995 dividends.

     After the recapitalization of MFS and the exchange offer discussed above, shares were distributed on the basis of approximately 1.741 shares of MFS Common Stock and approximately .651 shares of MFS Preferred Stock for each share of outstanding Class D Stock.

     The net investment in MFS distributed on September 30, 1995 was approximately $399 million.

     The results of operations of MFS have been classified as a single line item on the statements of earnings for the three years ended December 30, 1995. MFS is consolidated in the 1994 balance sheet and the 1994 and 1993 statements of cash flows.

                 PETER KIEWIT SONS', INC.

        Notes to Consolidated Financial Statements

     Operating results of MFS through September 30, 1995 and for fiscal years 1994 and 1993 are summarized as follows:

     (dollars in millions)             1995      1994       1993

         Revenue                    $  412    $  287     $  141
         Loss from operations         (176)     (136)       (31)
         Net loss                     (196)     (151)       (16)
         PKS' share of loss in MFS    (131)     (102)       (13)


     Included in the income tax benefit on the consolidated statement of earnings for the year ended December 30, 1995, is $93 million of tax benefits from the reversal of certain deferred tax liabilities, recognized on gains from previous MFS stock transactions, that will not be taxed due to the Spin-off.

(3)  Acquisitions

     During 1995, the Company and its subsidiaries acquired the entities described below. The Company has accounted for the transactions as purchases and consolidated the operating results since the acquisition dates. Purchase prices in excess of the fair market values of net assets acquired have been recorded as goodwill, in intangible assets.

     C-TEC completed the first step of an acquisition of Twin County Trans Video, Inc. ("Twin County") in May 1995. Twin County provides cable television service to 74,000 subscribers in eastern Pennsylvania. In consideration for 40% of the capital stock of Twin County, C-TEC paid $26 million in cash and issued a $4 million note of its subsidiary, C-TEC Cable Systems, Inc. In addition, C-TEC paid $11 million in consideration of a noncompete agreement. The remaining outstanding common stock of Twin County was acquired in September 1995 in exchange for $52 million stated value redeemable preferred stock of C-TEC. The preferred stock has a stated dividend rate of 5%, beginning January 1, 1996. The fair value of the preferred stock, as determined by an independent appraiser, is $39 million and is recorded in other liabilities. Goodwill of $18 million is being amortized over 10 years.

     Pursuant to a stock rights offering in August 1995, C-TEC acquired majority voting control of Mercom, Inc. ("Mercom") through the exercise of stock rights and over subscription privileges. Immediately prior to the rights offering, C-TEC owned 43% of the outstanding common stock of Mercom and accounted for it under the equity method. For the aggregate consideration of approximately $7 million, C-TEC increased its ownership interest to 62% and accordingly consolidated Mercom in its financial statements. C-TEC's total investment exceeded the underlying equity of Mercom by $11 million which is amortized over 15 years.

                 PETER KIEWIT SONS', INC.

        Notes to Consolidated Financial Statements

     The following unaudited pro forma information shows the results of the Company as though the C-TEC acquisitions occurred at the beginning of 1995 and 1994. These results include certain adjustments, primarily increased amortization, and do not necessarily indicate future results, nor the results of historical operations had the acquisitions actually occurred on the assumed dates.


     (in millions, except per share data)       1995       1994

          Revenue                             $ 2,920    $ 2,741
          Net Earnings                            239        102
          Earnings Per Share of Class D Stock    6.23       1.26


(4)  Gain on Subsidiary's Stock Transactions, net

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

     The above transactions, along with the stock issuances by MFS for acquisitions and employee stock options, reduced the Company's ownership in MFS to 71%, 67% and 66% at the end of 1993, 1994 and at September 30, 1995. As a result, the Company recognized gains of $211 million, $54 million and $3 million in 1993, 1994 and 1995 representing the increase in its proportionate share of MFS equity. Deferred income taxes had been established on these gains prior to the Spin-off.


(5)  Disclosures about Fair Value of Financial Instruments

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



                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

     Marketable Securities and Non-current Investments

     The Company has classified all marketable securities and non-current investments not accounted for under the equity method as available-for-sale. The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Fair values of certificates of deposit approximate cost. Net unrealized holding gains and losses are reported as a separate component of stockholders' equity, net of tax.



                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

     The  following summarizes the cost, unrealized holding gains
     and   losses,  and  estimated  fair  values  of   marketable
     securities and non-current investments at December 30,  1995 and December 31, 1994.


                                       Unrealized     Unrealized
                           Amortized     Holding       Holding      Fair
   (dollars in millions)      Cost        Gains        Losses       Value

     1995

   Kiewit Mutual Fund:
    Short-term government    $ 121       $   2         $   -        $  123
      Intermediate term bond    90           5             -            95
      Tax exempt               138           4             -           142
      Equity                    10           2             -            12
     Equity securities           8           3             -            11
     U.S. debt securities       58           -             -            58
     Federal agency securities   8           -             -             8
     Municipal debt securities  14           -             -            14
     Corporate debt securities 134           -             -           134
     Collateralized mortgage
       obligations               -           2             -             2
      Certificates  of  deposit  5           -             -             5
                              ----        ----          ----          ----
                             $ 586      $   18          $  -         $ 604
                             =====      ======         =====         =====
    Non-current  Investments:
      Equity securities      $  68      $  10           $  -         $  78
                             =====      =====          =====         =====


     1994

    Kiewit Mutual Fund:
     Short-term government   $ 69       $   -           $  1         $  68
     Intermediate term bond   232           -              5           227
     Tax exempt                39           -              1            38
    Equity securities           4           -              1             3
    U.S. Debt securities      322           -              3           319
    Federal agency securities  77           -              -            77
    Municipal debt securities  15           -              -            15
    Corporate debt securities 145           -              2           143
    Collateralized mortgage
      obligations              12           1              3            10
    Certificates of deposit    10           -              -            10
                            -----        ----           ----          ----
                            $ 925       $   1           $ 16          $910
                            =====       =====           ====          ====
   Non-current Investments:
    Equity securities       $  59       $   5           $  2          $ 62
                            =====       =====           ====          ====



                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

     For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable securities were $1 million and $3 million in 1995, $2 million and $18 million in 1994 and $31 million and $64 million in 1993.

     At December 30, 1995 the contractual maturities of the debt securities are as follows:

     (dollars in millions)          Amortized Cost       Fair Value

      U.S. debt securities:
         Less than 1 year              $     42           $     42
         1-5 years                           16                 16
                                       --------            -------
                                       $     58           $     58
                                       ========           ========


     Federal agency securities:
        Less than 1 year               $      8            $     8
                                       ========            =======

     Municipal debt securities:
       1-5 years                        $    11            $    11
       5-10 years                             -                  -
       Over 10 years                          3                  3
                                        -------            -------
                                       $     14           $     14
                                       ========           ========


    Corporate debt securities:
     Less than 1 year                  $    33            $    33
     1-5 years                              81                 81
     5-10 years                             20                 20
                                       -------            -------
                                       $   134            $   134
                                       =======            =======

    Certificates of deposit:
      Less than 1 year                 $     4            $     4
      1-5 years                              1                  1
                                       -------            -------
                                       $     5            $     5
                                       =======            =======


     Maturities for the mutual fund, equity securities and collateralized mortgage obligations have not been presented as they do not have a single maturity date.

     Short-term Borrowings.

     Short-term borrowings approximate fair value due to the short period of time to maturity.




                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

     Long-term Debt

     The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities. With the exception of C-TEC, the fair value of debt approximates the carrying amount. C-TEC's Senior Secured Notes and the Credit Agreement with National Bank for Cooperatives have an aggregate fair value of $253 million.

(6)  Retainage on Construction Contracts

     Marketable securities at December 30, 1995 and December  31,
     1994 include approximately $62 million and $61 million of investments which are being held by the owners of various construction projects in lieu of retainage.

     Receivables  at  December 30, 1995  and  December  31,  1994
     include  approximately  $50  million   and  $48  million  of
     retainage on uncompleted projects, the majority of which is expected to be collected within one year.

(7)  Investment in Construction Joint Ventures

     The Company has entered into a number of construction joint venture arrangements. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs.

     Summary joint venture financial information follows:

      Financial Position (dollars in millions)         1995      1994

      Total Joint Ventures

      Current assets                                $   655   $   563
      Other assets (principally construction
         equipment)                                      52        50
                                                    -------   -------
                                                        707       613
      Current liabilities                              (584)     (503)
                                                    -------    -------
      Net assets                                    $   123    $  110
                                                    =======    ======

     Company's Share

     Equity in net assets                           $    67    $   67
     Receivable from joint ventures                       6         2
                                                    -------    ------
     Investment in construction joint ventures      $    73    $   69
                                                    =======    ======


                    PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

     Operations (dollars in millions)                1995       1994        1993

      Total Joint Ventures

      Revenue                                       $ 1,211    $ 1,034     $ 906
      Costs                                           1,108        937       841
                                                    -------    -------     -----
        Operating income                            $   103    $    97     $  65
                                                    =======    =======     =====

      Company's Share

      Revenue                                       $   691     $  523     $ 430
       Costs                                            622        473       372
                                                    -------     ------     -----
         Operating income                           $    69     $   50     $  58
                                                    =======     ======     =====

     Management of the nonsponsored Denmark tunnel project completed a cost estimate in 1993 which indicated a favorable variance in the estimated costs of the project. As a result of this cost estimate and negotiations with the owner, the Company's management reduced reserves by $20 million which had been maintained to provide for the Company's share of estimated losses on the project. Based on 1995 estimates, management believes that the resolution of the uncertainties in completing the tunnel should not materially affect the Company's financial position, future results of operations or future cash flows.



(8)  Investments

     In February 1995, CalEnergy Company, Inc. ("CE"), formerly named California Energy Company Inc., an equity method investee, completed the purchase of Magma Power Company. The cash transaction, valued at $950 million, was partially financed by the sale of 17 million shares of CE common stock at $17 per share. As part of this offering, the Company purchased 1.5 million shares. In addition, during the second quarter of 1995, the Company purchased an additional 200,000 common shares of CE. At December 30, 1995, the Company owns 21% of CE's outstanding common stock and has a cumulative investment in CE common stock of $153 million, $37 million in excess of the Company's proportionate share of CE's equity. The excess investment is being amortized over 20 years. Equity earnings, net of goodwill amortization, were $10 million, $5 million and $7 million in 1995, 1994 and 1993. CE common stock is traded on the New York Stock Exchange. On December 30, 1995, the market value of the Company's investment in CE common stock was $211 million.






                       PETER KIEWIT SONS', INC.

                 Notes to Consolidated Financial Statements

     In 1995, 1994 and 1993, the Company also recorded dividends in kind of $1 million, $5 million and $5 million declared by CE consisting of voting convertible preferred stock. The stock dividends brought the Company's total investment in convertible preferred stock to $65 million. In March 1995, CE exchanged the preferred stock for 9.5% Convertible Subordinated Debentures (the "Debentures") that pay interest semi-annually. The Debentures mature in December 2003 and are convertible into CE common stock at a conversion price of $18.375 per share any time prior to maturity. CE may prepay the Debentures if the share price of CE stock is at least 150% of the conversion price for any 20 trading days out of any 30 consecutive trading days.

     On February 20, 1996 the Company exercised 1.5 million CE options at a price of $9 per share. The transaction increased the Company's ownership interest in CE to 24%. In addition, the Company has 4.3 million options to purchase additional CE stock at prices of $11.625 - $12 per share

     The   following  is  summarized  financial  information   of
     CalEnergy Company Inc.:

     Financial Position (dollars in millions)       1995     1994

     Current assets                             $    418    $ 518
     Other assets                                  2,236      613
                                                --------   ------
         Total assets                              2,654    1,131

     Current liabilities                             564     309
     Other liabilities                             1,546     578
     Redeemable preferred stock                        -      64
                                                  ------    ----
         Total liabilities                         2,110     951
                                                  ------    ----

         Net assets                             $    544   $ 180
                                                ========   =====



     Operations (dollars in millions)           1995     1994     1993

     Revenue                                   $  399   $ 186    $ 132
                                               ======   =====    =====

     Net income available to common
       stockholders                            $   62   $  32    $  43
                                             ======   =====    =====



     In 1995, a $3 million purchase increased the Company's interest in an electrical contracting business to 49%. The cumulative investment in common stock, accounted for on the equity method, totals $26 million, $3 million in excess of the Company's share of equity. The excess investment is being amortized over 15 years. The contracting business is not publicly traded and does not have a readily determinable market value. The Company is committed to acquire 80% ownership by 1997.



                       PETER KIEWIT SONS', INC.


               Notes to Consolidated Financial Statements

     In January 1995, C-TEC purchased, for $84 million in cash, a 40% equity position in Megacable, S.A. De C.V. ("Megacable"), Mexico's second largest cable television operator with 174,000 subscribers in twelve cities. C-TEC accounts for its investment using the equity method. The excess cost over the underlying net assets of Megacable, approximately $94 million, is being amortized on a straight line basis over 15 years. C-TEC's share of Megacable's earnings, net of goodwill amortization was a $3 million loss in 1995.

     Pursuant to a joint venture agreement with CE, the Company is an equity investor in the Mahanagdong geothermal power project and the Casecnan power/irrigation project in the Philippines. Both projects are under construction. To date the Company has invested $89 million in the Philippine projects. The Company also expects to be an equity investor with CE in additional geothermal projects in Indonesia. To date investments in these projects total $9 million.


     Investments also include equity securities classified as non-current and carried at the fair value of $78 million.


 (9)  Intangible Assets

     Intangible assets consist of the following at December 30, 1995 and December 31, 1994:


     (dollars in million)                      1995         1994
     Goodwill                                $  216       $  483
     Franchise and subscriber lists             224          145
     Licenses and right-of-way                    -           15
     Noncompete agreements                       86           15
     Deferred development costs                  47           65
     Toll road franchise costs                  109           75
     Other                                        4           19
                                               ----        -----
                                                686          817
     Less accumulated amortization             (171)         (68)
                                               -----       -----
                                              $ 515        $ 749
                                              =====        =====



                       PETER KIEWIT SONS', INC.


                Notes to Consolidated Financial Statements

(10) Short-Term Borrowings

     The Company has established lines of credit with Union Bank of Switzerland for $35 million, Bank of America for $50 million and Banque de Nationale de Paris for $30 million. Under these agreements the Company had $45 million outstanding at December 30, 1995 at a weighted average interest rate of 5.78%.

(11)  Long-Term Debt
     At December 30, 1995 and December 31, 1994, long-term debt was as follows:

     (dollars in millions)                                  1995       1994

     Telecommunications:

     C-TEC Long-term Debt (with recourse only  to C-TEC):
       Credit Agreement - National Bank for Cooperatives
        (7.51% due 2009)                                   $   119    $  128

      Senior Secured Notes -
         ( 9.65% due 1999)
          (includes unamortized premium of $5 and $6 based on
              imputed rate of 6.12%)                           150       156

      Term Credit Agreement - Morgan Guaranty Trust Company
          (7% due 2002)                                         19         -

      Promissory Note - Twin County Acquisition
         (5% due 2003)                                           4         -

      Revolving Credit Agreements and Other                      8         4

     MFS Long-term Debt (with recourse only to MFS):
      9.375% Senior Discount Notes, Due 2004,
        with semi-annual interest payments 1999-2004             -       549

      Notes Payable, Due 1995, (Prime plus 1.5%)                 -        16
                                                              -----    -----
                                                               300       853
     Other PKS Long-term Debt:
      9.5% to 11.1% Notes to former stockholders due 1996-2001   6        12
      6.25% to 8.75% Convertible debentures due 2002-2005        8         8
      Construction loans and other                              98        68
                                                              ----      ----
                                                               112        88
                                                              ----      ----
                                                               412       941
      Less current portion                                     (42)      (33)
                                                               ----     -----
                                                             $ 370     $ 908
                                                             =====     =====



                    PETER KIEWIT SONS', INC.

         Notes to Consolidated Financial Statements


     In March 1994, C-TEC's telephone group entered into a $135 million Credit Agreement with the National Bank for
     Cooperatives ("National"). The funds were used to prepay outstanding borrowings with the United States of America. Substantially all the assets of C-TEC's telephone group are subject to liens under this Credit Agreement. In addition, the telephone group is restricted from paying dividends in excess of the prior year net income.

     The  Senior  Secured notes are collateralized by pledges  of
     the   stock  of  C-TEC's  cable  group.  The  notes  contain
     restrictive covenants which require, among other things, specific debt to cash flow ratios.

     Mercom, a consolidated subsidiary of C-TEC, has pledged the common stock of its operating subsidiaries as collateral for the Term Credit Agreement ("Agreement") with Morgan Guaranty Trust Company ("Morgan"). In addition, a first lien on certain material assets of Mercom and its subsidiaries has been granted to Morgan. The Agreement contains a restrictive covenant which requires Mercom to maintain a specified debt to cash flow ratio.

     In  connection  with the acquisition of  Twin  County  Trans
     Video, Inc., C-TEC Cable Systems, Inc., a wholly owned subsidiary of C-TEC, issued a $4 million 5% promissory note.
     The note is unsecured.

     C-TEC's cable group has Revolving Credit agreements which are collateralized by a pledge of the stock of the cable group subsidiaries. At December 30, 1995 the borrowings available under the agreement total $12 million. The commitments are reduced on a quarterly basis through maturity in September 1996. The cable group had borrowings of $7 million (6.7% weighted average interest rate) as of December 1995.

     The convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. Debentures were converted into 59,935, 12,594 and 14,322 shares of Class C common stock and 69,022, 12,594 and 14,322 shares of Class D common stock in 1995, 1994 and 1993 . As part of the exchange offer completed prior to the MFS Spin-off, all holders of 1990 and 1991 debentures and 1993 D debentures converted their debentures into Class C and Class D common stock. At December 30, 1995, 360,453 shares of Class C common stock are reserved for future conversions.

     Other PKS debt consists primarily of construction financing of a privately owned toll road which will be converted to term debt upon completion of the project. Variable interest rates on this debt ranged from 7% to 10% at December 30, 1995. The Company capitalized $7 million of interest in 1995.

     Scheduled maturities of long-term debt through 2000 are as follows (in millions): 1996 - $42; 1997 - $57; 1998 - $63;
     1999 - $64 and $17 in 2000.

                  PETER KIEWIT SONS', INC.

         Notes to Consolidated Financial Statements

 (12) Income Taxes

     An analysis of the income tax benefit (provision) before minority interest for the three years ended December 30, 1995 follows:

     (dollars in millions)                        1995     1994     1993
     Current:
       U.S. federal                             $ (127)   $ (54)    $  (52)
       Foreign                                       -      (10)        (2)
       State                                        (9)      (5)        (7)
                                                ------    -----     ------
                                                  (136)     (69)       (61)
      Deferred:
       U.S. federal                                146       27        (59)
       Foreign                                      (4)       5          1
       State                                         5        8          1
                                               -------    -----      -----
                                                   147       40        (57)
                                               -------    -----      -----

                                                $   11   $  (29)    $ (118)
                                                ======   ======     ======


     The United States and foreign components of earnings, for tax reporting purposes, before equity loss in MFS (recorded net of tax), minority interest and income taxes follow:

      (dollars in millions)                   1995           1994     1993

      United States                         $  370        $   224     $ 385
      Foreign                                    6             16         7
                                            ------         ------     -----
                                            $  376        $   240     $ 392
                                            ======        =======     =====


     A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the earnings before equity loss in MFS (recorded net of tax), minority interest and income taxes for the three years ended December 30, 1995 follows:

     (dollars in millions)                  1995           1994         1993

     Computed tax at statutory rate      $  (132)       $   (84)     $  (137)
     State income taxes                       (8)            (3)          (4)
     Depletion                                 3              4            4
     Dividend exclusion                        -              3            4
     Tax exempt interest                       3              4            -
     Prior year tax adjustments               56             54           13
     MFS deferred tax                         93              -            -
     Goodwill amortization                    (4)            (2)           1
     Other                                     -             (5)           1
                                         -------        -------       ------
                                         $    11        $   (29)     $  (118)
                                         =======        =======      =======


                       PETER KIEWIT SONS', INC.

           Notes to Consolidated Financial Statements

     The Company files a consolidated federal income tax return including its domestic subsidiaries as allowed by the Internal Revenue Code. Possible taxes, beyond those provided on remittances of undistributed earnings of foreign subsidiaries, are not expected to be material.

     The components of the net deferred tax liabilities for the years ended December 30, 1995 and December 31, 1994 were as follows:

     (dollars in millions)                      1995        1994
     Deferred tax liabilities:
      Investments in securities              $    15      $    (5)
      Investments in joint ventures                8           69
      Investments in subsidiaries                 10           99
      Asset bases - accumulated depreciation     194          200
      Deferred coal sales                         39           11
      Other                                       26           32
                                             -------      -------
     Total deferred tax liabilities              292          406

     Deferred tax assets:
       Construction accounts                       3           12
      Insurance claims                            37           39
      Compensation - retirement benefits          28           21
      Provision for estimated expenses            24           10
      Net operating losses of subsidiaries         5           84
      Alternative minimum tax credits of
          subsidiary                               5           13
      Other                                       26           51
      Valuation allowance                         (6)         (52)
                                             -------     --------
     Total deferred tax assets                   122          178
                                             -------     --------
     Net deferred tax liabilities             $  170     $    228
                                             =======         ========



(13)  Employee Benefit Plans

     The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans. These contributions are included in the cost of revenue. Under federal law, the Company may be liable for a portion of plan deficiencies; however, there are no known deficiencies.

     The Company's defined benefit pension plans cover primarily packaging employees who retired prior to the disposition of the packaging operations. The expense related to these plans was approximately $7 million, $1 million and $7 million in 1995, 1994 and 1993.

     C-TEC maintains a separate defined benefit plan for substantially all of its employees. The prepaid pension cost and expense related to this plan is not significant at December 30, 1995 and December 31, 1994, and for the three years ended December 30, 1995.

                             PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements

     The  Company also had a long-term incentive plan, consisting
     of  stock appreciation rights, for certain employees.   This
     plan concluded in 1994. The expense related to this plan was $2 million and $3 million in 1994 and 1993.

     Substantially  all  employees  of  the  Company,  with   the
     exception of C-TEC employees, are covered under the Company's profit sharing plans. The expense related to these plans was $3 million, $2 million and $2 million in 1995, 1994 and 1993.

(14)  Postretirement Benefits

     In addition to providing pension and other supplemental benefits, the Company provides certain health care and life insurance benefits primarily for packaging employees who retired prior to the disposition of certain packaging operations and C-TEC employees who retired prior to 1993. Employees become eligible for these benefits if they meet minimum age and service requirements or if they agree to contribute a portion of the cost. These benefits have not been funded.

     In March 1995, the Company settled its liability with respect to certain postretirement life insurance benefits. The Company purchased insurance coverage from a third party insurance company for approximately $14 million to be paid over seven years. The settlement did not have a material impact on the Company's financial position, results of operations or cash flows.

     The  net  periodic costs for health care benefits were  less than  $1 million in 1995, $1 million in 1994 and  $4 million
     in  1993.   In  all  years, the costs related  primarily  to
     interest on accumulated benefits.

     The accrued postretirement benefit liability as of December
     30, 1995 was as follows:


                                                                  Health
     (dollars in millions)                                       Insurance

     Retirees                                                      $   31
     Fully eligible active plan participants                            -
     Other active plan participants                                     -
                                                                   ------

     Total accumulated postretirement
       benefit obligation                                              31
     Unrecognized prior service cost                                   19
     Unrecognized net loss                                             (7)
                                                                   ------
     Accrued postretirement benefit liability                      $   43
                                                                   ======


     The unrecognized prior service cost resulted from certain modifications to the postretirement benefit plan for packaging employees which reduced the accumulated postretirement benefit obligation. The Company may make additional modifications in the future.

                              PETER KIEWIT SONS', INC.

                      Notes  to  Consolidated  Financial Statements

     A 7.7% increase in the cost of covered health care benefits was assumed for fiscal 1995. This rate is assumed to gradually decline to 6.2% in the year 2020 and remain at that level thereafter. A 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation ("APBO") by less than $1 million at year-end 1995. The weighted average discount rate used in determining the APBO was 6.75%.

(15)  Stockholders' Equity

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

     For  the  three  years  ended December 30, 1995, issuances and repurchases of common shares, including conversions,
     were as follows:
                                      Class B     Class C      Class D
                                      Common       Common       Common
                                       Stock       Stock         Stock

     Shares issued in 1993                 -      1,027,657     748,026
     Shares repurchased in 1993       76,600      2,217,122     841,808
     Shares issued in 1994                 -      1,018,144     777,556
     Shares repurchased in 1994      180,000      2,247,186     396,684
     Shares issued in 1995                 -      1,021,875   2,675,553
     Shares  repurchased in 1995     736,932      5,492,002      42,147

                        PETER KIEWIT SONS', INC.

                 Notes to Consolidated Financial Statements

(16)  Industry and Geographic Data

     The  Company  operates  primarily  in   three   reportable
     segments:   construction,   mining   and telecommunications.
     MFS' results have been classified as a single line item on the statements of earnings and consolidated on the balance sheet in 1994 and 1993.

      A summary of the Company's operations by geographic area and industry follows:

      Geographic Data (dollars in millions)    1995      1994        1993

          Revenue:
            United States                   $ 2,535   $ 2,425    $ 1,823
            Canada                              281       233        175
            Other                                86        46         52
                                            -------   -------    -------
                                            $ 2,902   $ 2,704    $ 2,050
                                            =======   =======    =======

          Operating earnings:
            United States                   $   145   $   151    $   129
            Canada                                7        14          3
            Other                                10         -         22
                                            -------   -------    -------
                                            $   162   $   165    $   154
                                            =======   =======    =======

         Identifiable assets:
           United States                    $ 2,521   $ 3,832    $ 2,901
           Canada                                90       102         82
           Other                                116        27         29
           Corporate (1)                        736       531        622
                                            -------   -------    -------
                                            $ 3,463   $ 4,492    $ 3,634
                                            =======   =======    =======


     (1)  Principally   cash,  cash  equivalents,  marketable
     securities, notes receivable from sales of discontinued operations and investments in all years.

                         PETER KIEWIT SONS', INC.

                 Notes to Consolidated Financial Statements


     Industry Data (dollars in millions)        1995         1994        1993

          Revenue:
            Construction                      $ 2,297      $ 2,143     $ 1,757
            Mining                                247          246         230
            Telecommunications                    325          291          48
            Other                                  33           24          15
                                              -------      -------     -------
                                              $ 2,902      $ 2,704     $ 2,050
                                              =======      =======     =======

          Operating earnings:
            Construction                      $    81      $    55     $    85
            Mining                                107          106          98
            Telecommunications                     37           27           6
            Other                                 (63)         (23)        (35)
                                              -------      -------     -------
                                              $   162      $   165     $   154
                                              =======      =======     =======

          Identifiable assets:
           Construction                       $   910       $  896     $   816
           Mining                                 415          396         440
           Telecommunications                   1,141        2,551       1,682
           Other                                  261          118          74
           Corporate (1)                          736          531         622
                                              -------       ------      ------
                                              $ 3,463      $ 4,492     $ 3,634
                                              =======      =======     =======

          Capital expenditures:
           Construction                       $    79      $    61     $    48
           Mining                                   4            3           5
           Telecommunications                      72          426         127
           Other                                    6           12           5
           Corporate                                -           11           7
                                              -------       ------     -------
                                              $   161      $   513     $   192
                                              =======      =======     =======

          Depreciation, depletion and amortization:
           Construction                       $    56      $    49     $    43
           Mining                                   7           11          13
           Telecommunications                      81          149          35
           Other                                    5            6           6
           Corporate                                3            2           2
                                              -------      -------      ------
                                              $   152      $   217      $   99
                                              =======      =======     =======

     (1) Principally cash, cash equivalents, marketable securities, notes receivable from sales of discontinued operations and investments in all years.

                        PETER KIEWIT SONS', INC.

                 Notes to Consolidated Financial Statements

(17)  Summarized Financial Information

     Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group contains the Company's traditional construction and materials operations performed by Kiewit Construction Group Inc. and certain mining services performed by Kiewit Mining Group Inc. The Diversified Group contains coal mining properties owned by Kiewit Coal Properties Inc., communications companies owned by C-TEC, a minority interest in CE and miscellaneous investments. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the groups.

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

     (dollars in millions except per share) 1995       1994        1993

     Construction & Mining Group:

     Results of Operations:
       Revenue                            $ 2,330     $ 2,175     $ 1,783
                                          =======     =======     =======
       Net Earnings                       $   104     $    77     $    80
                                          =======     =======     =======

       Earnings Per Share                 $  7.78     $  4.92     $  4.63
                                          =======     =======     =======

       Working capital                    $   248     $   333     $   372
       Total assets                           987         963         889
       Long-term debt,less current portion      9           9          10
       Stockholders' equity                   467         505         480

     Included within the results of operations is mine management income from the Diversified Group of $19 million, after-tax, in 1995, 1994 and 1993.

                  PETER KIEWIT SONS', INC.

         Notes to Consolidated Financial Statements


     (dollars in millions except share data)  1995        1994       1993

     Diversified Group:

     Results of Operations:
        Revenue                              $  580      $ 537       $ 267
                                             ======      =====       =====
        Net Earnings                         $  140      $  33       $ 181
                                             ======      =====       =====
        Earnings per Share                   $ 6.45      $1.63       $9.08
                                             ======      =====       =====

      Financial Position:
        Working capital                     $  752      $  969      $  993
        Total assets                         2,490       3,537       2,759
        Long-term debt, less current portion   361         899         452
        Stockholders' equity                 1,140       1,231       1,191

      Included within results of operations is mine management fees paid
      to the Construction &   Mining Group of $19 million, after-tax, in 1995,
      1994 and 1993.

(18)  Other Matters

     In June 1995, the Company exchanged its interest in a wholly-owned subsidiary involved in gold mining activities for
     4,000,000   common   shares  of  Kinross  Gold   Corporation
     ("Kinross"),  a  publicly traded corporation.   The  Company
     recognized a $21 million pre-tax gain on the exchange based on the difference between the book value of the subsidiary and the fair market value of the Kinross stock on the date of the transaction. This gain is included in other income in the consolidated statements of earnings.

     In May 1995, the lawsuit titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States was settled. In 1983, plaintiffs alleged that the enactment of the Surface Mining Control and Reclamation Act of 1977 had prevented the mining of their Wyoming coal deposits and constituted a government taking without just compensation. In settlement of all claims, plaintiffs agreed to deed the coal deposits to the government and the government agreed to pay plaintiffs $200 million, of which Peter Kiewit Sons' Co., a KDG subsidiary, received approximately $135 million in June 1995 and recorded it in other income on the consolidated statement of earnings.

     In 1994, several former stockholders of a MFS subsidiary filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them, causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Defendants expect that a trial will be held in 1996. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement.

                              PETER KIEWIT SONS', INC.

                      Notes to Consolidated Financial Statements

     The Company is involved in various other lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

     In many pending proceedings, the Company is one of numerous defendants who may be "potentially responsible parties" liable for the cleanup of hazardous substances deposited in landfills or other sites. The Company has established reserves to cover its probable liabilities for environmental cases and believes that any additional liabilities will not materially affect the Company's financial condition, future results of operations or future cash flows.

     It is customary in the Company's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. As of December 30, 1995, the Company had outstanding letters of credit of approximately $140 million.

     A subsidiary of the Company, Continental Holdings Inc., remains contingently liable as a guarantor of $53 million of debt relating to various businesses which have been sold.

     The Company leases various buildings and equipment under both operating and capital leases. Minimum rental payments on buildings and equipment subject to noncancelable operating leases during the next 29 years aggregate $88 million.

     In November 1995, C-TEC announced that it had engaged an investment banker to assist with evaluating strategic alternatives for its various business units with a view toward enhancing shareholder value. C-TEC is now planning to distribute to its shareholders in a tax-free spin-off the Telephone Group, the Communications Services Group, and certain other assets. Following the spin-off, C-TEC plans to combine its remaining businesses, which will consist of its domestic Cable Group, with a third party pursuant to a tax-free, stock-for-stock transaction. C-TEC has received a number of inquiries regarding its domestic Cable Group and is holding discussions with interest parties.

(19) Subsequent Events

     In March 1996, RCN Corporation ("RCN") a subsidiary of KDG, entered into an asset purchase agreement, along with other ancillary agreements, with Liberty Cable Company, Inc. ("Liberty") to purchase an 80 percent interest in certain private cable systems in New York City and selected areas of
     New  Jersey.  The transaction closed on March 6, 1996.   The
     cable systems provide subscription television services using microwave frequencies. RCN deposited $27 million in an escrow account which was released on the closing date.
     In addition, RCN issued a $15 million promissory note that is expected to be paid during 1996.

     In March, under the terms of an agreement, RCN will pay C-TEC approximately $123 million for certain of C-TEC's assets, including Long Distance Group, C-TEC International, which holds the 40% interest in Megacable, S.A. de C.V., and Residential Communications Network, a start-up joint effort with RCN which plans to provide telecommunications services to the residential market. RCN will purchase Residential Communications Network for cash in a transaction expected to close in April 1996. RCN's purchase of the other business for cash or C-TEC stock, at RCN's option, is expected to close in the second half of 1996. The transactions are subject to certain conditions including the receipt of all necessary regulatory approvals. The agreement with RCN contains a repurchase option under which C-TEC can reacquire the businesses if a restructuring of C-TEC's main businesses does not occur. Additionally, C-TEC retains a warrant to reacquire a six percent stake in Residential Communications Network. The agreement with RCN was approved by a special committee of the board of directors of C-TEC, composed of directors unaffiliated with either RCN or the Company.

                                               SCHEDULE II

                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              Valuation and Qualifying Accounts and Reserves



                                       Additions      Amounts
                           Balance,    Charged to     Charged           Balance
                           Beginning    Costs and        to              End of
     (dollars in millions) of  Period    Expenses     Reserves   Other   Period

     Year ended December  30, 1995

     Allowance for doubtful
     trade accounts        $  9          $   5        $  (2)    $   -   $   12

     Reserves:
       Insurance claims      75             18          (14)        -       79
       Retirement benefits   67              3           (2)      (14) (a)  54

     Year ended  December  31, 1994

     Allowance for doubtful
       trade accounts      $  7           $  5        $  (3)    $   -    $   9

     Reserves:
       Insurance claims      67             19          (11)        -       75
       Retirement benefits   71              2           (6)        -       67

     Year ended December 25, 1993

     Allowance for doubtful
      trade accounts       $  7          $   5         $  (6)    $   1     $  7

     Reserves:
       Insurance  claims     66             14           (13)        -       67
       Retirement benefits   74             12           (17)        2       71


     (a) The Company settled its liability with respect to certain postretirement life insurance benefits by purchasing insurance coverage from a third party insurance company.