Form 10-K/A
period 1995-12-30
KIEWIT PETER SONS INC
filed 1996-05-02
CIK 794323

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A
               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

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

The following amendment is filed for the purpose of correcting the date on the Report of Independent Accountants.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.
                                   Peter Kiewit Sons', Inc.

Dated:  May 2, 1996                  /s/ Richard R. Jaros
                                   Richard R. Jaros
                                   Executive Vice
                                   President Chief
                                   Financial Officer




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



                              COOPERS & LYBRAND L.L.P.




Omaha, Nebraska
March 19, 1996, except as for Note 19, as to which the date is March 27, 1996


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