Form 10-Q
period 1996-03-31
KIEWIT PETER SONS INC
filed 1996-05-15
CIK 794323

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549


(Mark One)
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended March 31, 1996

                             or

   [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period         to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

     The number of shares outstanding of each class of the issuer's common stock, as of May 1, 1996:

       Class B Common Stock ..............       268,468 shares
       Class C Common Stock ..............     9,939,001 shares
       Class D Common Stock ..............    23,217,100 shares


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
                        (Unaudited)

                                                   Three months ended
                                                        March 31
(dollars in millions, except per share data)       1996          1995

Revenue                                           $  656        $  563
Cost of Revenue                                     (576)         (490)
                                                  ------        ------
                                                      80            73

General and Administrative Expenses                  (59)          (52)
                                                  ------        ------
Operating Earnings                                    21            21

Other Income (Expense):
  Investment Income, net                              20            15
  Interest Expense, net                               (8)           (9)
  Other, net                                           6            13
                                                  ------        ------
                                                      18            19

Equity Loss in MFS                                     -           (42)
                                                  ------        ------

Earnings (Loss) Before Income Taxes
  and Minority Interest                               39            (2)

Provision for Income Taxes                           (14)          (21)

Minority Interest in Net Income
  of Subsidiaries                                      -            (3)
                                                  ------        ------

Net Earnings (Loss)                               $   25        $  (26)
                                                  ======        ======

Earnings (Loss) Attributable
  to Class B&C Stock                              $    7        $   (2)
                                                  ======        ======

Earnings (Loss) Attributable to Class D Stock     $   18        $  (24)
                                                  ======        ======
Net Earnings (Loss) per Common and Common
  Equivalent Share:
    Class B&C                                     $  .66        $ (.16)
                                                  ======        ======
    Class D                                       $  .77        $(1.14)
                                                  ======        ======

Cash Dividends per Common Share:
  Class B&C                                       $    -        $    -
                                                  ======        ======
  Class D                                         $    -        $    -
                                                  ======        ======

See accompanying notes to consolidated condensed financial statements.

                  PETER KIEWIT SONS', INC.

               Consolidated Condensed Balance Sheets

                                                 March 31,    December 30,
                                                    1996          1995
(dollars in millions, except per share data)    (unaudited)
Assets
Current Assets:
  Cash and cash equivalents                       $  367         $  457
  Marketable securities                              615            604
  Receivables, less allowance of $22 and $12         279            329
  Costs and earnings in excess of
    billings on uncompleted contracts                 94             78
  Investment in construction joint ventures           78             73
  Deferred income taxes                               73             66
  Other                                               50             47
                                                   -----          -----
Total Current Assets                               1,556          1,654

Property, Plant and Equipment,
  less accumulated depreciation and
  amortization of $717 and $710                      676            667

Investments                                          583            542

Intangible Assets, net                               490            478

Other Assets                                          79            114
                                                  ------         ------
                                                  $3,384         $3,455
                                                  ======         ======

See accompanying notes to consolidated condensed financial statements.

                  PETER KIEWIT SONS', INC.

               Consolidated Condensed Balance Sheets


                                                    March 31,   December 30,
                                                      1996         1995
(dollars in millions, except per share data)       (unaudited)

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                   $  192        $ 240
  Short-term borrowings                                  25           45
  Current portion of long-term debt:
     Telecommunications                                  35           36
     Other                                                2            6
  Accrued costs and billings in excess
     of revenue on uncompleted contracts                122          121
  Accrued insurance costs                                81           79
  Other                                                 137          127
                                                     ------       ------
Total Current Liabilities                               594          654

Long-Term Debt, less current portion:
  Telecommunications                                    260          264
  Other                                                 111          106
Deferred Income Taxes                                   232          236
Retirement Benefits                                      52           54
Accrued Reclamation Costs                               101          100
Other Liabilities                                       196          220
Minority Interest                                       219          214

Stockholders' Equity:
  Preferred stock, no par value, authorized
     250,000 shares: no shares outstanding                -            -
  Common stock, $.0625 par value,
     $1.5 billion aggregate redemption value:
  Class B, authorized 8,000,000 shares:
     263,468 outstanding in 1996 and 1995                 -            -
  Class C, authorized 125,000,000 shares:
     9,954,006 outstanding in 1996 and
     10,616,901 in 1995                                   1            1
  Class D, authorized 50,000,000 shares:
     23,219,744 outstanding in 1996 and
     23,027,974 in 1995                                   1            1
  Additional paid-in capital                            208          210
  Foreign currency adjustment                            (6)          (6)
  Net unrealized holding gain                            17           17
  Retained earnings                                   1,398        1,384
                                                     ------       ------
Total Stockholders' Equity                            1,619        1,607
                                                     ------       ------
                                                    $ 3,384       $3,455
                                                    =======       ======
See accompanying notes to consolidated condensed financial statements.

                  PETER KIEWIT SONS', INC.

          Consolidated Condensed Statements of Cash Flows
                        (Unaudited)

                                                     Three months ended
                                                          March 31
(dollars in millions)                                1996          1995

Cash flows from continuing operations:
  Net cash provided by continuing operations        $   53        $  12

Cash flows from investing activities:
  Proceeds from sales and maturities of
     marketable securities                             103          347
  Purchases of marketable securities                  (116)        (114)
  Proceeds from sale of property, plant
     and equipment, and other investments                9            3
  Capital expenditures                                 (28)        (141)
  Acquisitions and investments in affiliates           (54)        (130)
  Deferred development costs and other                  (5)         (12)
                                                     -----        -----
     Net cash used in investing activities             (91)         (47)

Cash flows from financing activities:
  Proceeds from long-term debt borrowings                6           21
  Payments on long-term debt, including
     current portion                                    (8)         (12)
  Net change in short-term borrowings                  (20)           -
  Repurchases of common stock                          (12)          (5)
  Dividends paid                                       (18)          (7)
  Other                                                  -            1
                                                     -----        -----
     Net cash used in financing activities             (52)          (2)

Cash flows from proceeds due to sales of
  discontinued packaging operations:                     -           29
                                                     -----        -----

Net change in cash and cash equivalents                (90)          (8)

Cash and cash equivalents at beginning of period       457          400
                                                     -----        -----
Cash and cash equivalents at end of period           $ 367        $ 392
                                                     =====        =====

Noncash investing activities:
  Issuance of MFS stock for purchase of
     telecommunications companies                   $   -         $  6

See accompanying notes to consolidated condensed financial statements.

                  PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements

1.   Basis of Presentation

     The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. ("PKS") and subsidiaries (the "Company") at December 30, 1995 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     Marketable  securities at March 31, 1996  and  December  30,
     1995  include  approximately $60 million  and  $62  million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage. Receivables at March 31, 1996 and December 30, 1995 include approximately $54 million and $50 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

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

2.   Earnings (Loss) Per Share:

     Primary earnings (loss) per share of common stock have been computed using the weighted average number of shares outstanding during each period. Fully diluted earnings
     (loss) per share have not been presented because they are not materially different from primary earnings (loss) per share. The number of shares used in computing earnings
     (loss) per share was as follows:

                                              Three Months Ended
                                                   March 31,
                                              1996          1995

            Class B&C                     10,257,392    13,909,422
            Class D                       23,236,057    21,265,769


3.   Summarized Financial Information:

     Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS.
     The   Construction  &  Mining Group contains  the  Company's
     traditional construction and materials operations  performed
     by   Kiewit  Construction  Group  Inc.  and  certain  mining
     services   performed  by  Kiewit  Mining  Group  Inc.    The
     Diversified Group contains coal mining properties owned by Kiewit Coal Properties Inc., communications companies owned by C-TEC Corporation ("C-TEC"), a minority interest in CalEnergy Company, Inc. ("CE"), international energy projects and miscellaneous investments, all owned by Kiewit Diversified Group Inc. ("KDG"). Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

     A summary of the results of operations and financial position for the Construction & Mining Group and the Diversified Group follows. The summary information for December 30, 1995 was derived from the audited financial statements of the respective groups which were exhibits to the 1995 Annual Report. All other summary information was derived from the unaudited financial statements of the respective groups which are exhibits to this Form 10-Q. All significant intercompany accounts and transactions, except those directly between the Construction & Mining Group and the Diversified Group, have been eliminated (in millions, except per share data).

     Construction & Mining Group:
                                               Three Months Ended
                                                     March 31
                                               1996          1995
     Results of Operations:
       Revenue                               $  502         $ 426
       Net earnings (loss)                        7            (2)
       Earnings (loss) per share                .66          (.16)

                                             March 31,   December 30,
                                                1996         1995

     Financial Position:
       Working capital                       $   243        $ 248
       Total assets                              925          981
       Long-term debt, less current portion        9            9
       Stockholders' equity                      453          467

     Included within the results of operations is mine management income from the Diversified Group of $7 million in 1996 and $8 million in 1995.

     Diversified Group:
                                               Three Months Ended
                                                   March 31
                                               1996         1995

     Results of Operations:
       Revenue                               $  155    $  141
       Net earnings (loss)                       18       (24)
       Earnings (loss) per share                .77     (1.14)


                                            March 31,     December 30,
                                               1996           1995
     Financial Position:
       Working capital                       $  719      $  752
       Total assets                           2,464       2,488
       Long-term debt, less current portion     362         361
       Stockholders' equity                   1,166       1,140

     Included within the results of operations is mine management expense  paid  to  the Construction &  Mining  Group  of  $7 million in 1996 and $8 million in 1995.


4.   Acquisitions:

     On  March  6, 1996, RCN Corporation ("RCN") a subsidiary  of
     KDG,  closed an asset purchase agreement, along  with  other ancillary  agreements,  with  Liberty  Cable  Company,  Inc.
     ("Liberty") to purchase an indirect 80% interest in certain private cable systems in New York City and selected areas of New
     Jersey.   The cable systems provide subscription  television
     services using microwave frequencies.  RCN paid sellers  $27 million  on  the  closing date and has a contingent  payment obligation  of $15 million that it expects to  pay  in  full during  1996.  Payment of the obligation is contingent  upon
     Liberty  attaining  specific  levels  of  subscribers.   The
     transaction  was accounted for as a purchase  and  Liberty's
     operating   results   have  been  consolidated   since   the
     acquisition date. Intangible assets recognized to date are approximately $18 million, which are being amortized over periods of 5 to 15 years. Payments of the obligation will also be included in intangible assets. Liberty's 1995 and 1996 operating results prior to the acquisition were not significant relative to the Company's results.


                  PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements

5.   Investments:

     In  February  1996,  the Company exercised  1.5  million  CE options at a price of $9 per share. The transaction increased the Company's ownership interest in CE to 24%. In addition, the Company has 4.3 million options to purchase additional CE stock at prices of $11.625 to $12 per share. Of these, 3.3 million options at $12 per share may be exercised if CE's common stock trades at or above $24 per share for 180 consecutive days.

6.   Other Matters:

     In 1994, several former shareholders of a subsidiary of MFS Communications Company, Inc. ("MFS") filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them, causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intend to vigorously contest this lawsuit. Defendants expect that a trial will be held in 1996. Prior to the initial public offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liability pursuant to the indemnity agreement.

     The Company is involved in various other lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position, future results of operations or future cash flows.


7.   Subsequent Event:

     On April 1, 1996, RCN purchased Residential Communications Network from C-TEC for cash of $17.5 million. Residential Communications Network is a start-up joint effort with RCN which plans to provide telecommunications services to the residential market. The transaction will be accounted for as a purchase.



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

Revenue  from  each of the Company's business  segments  for  the
three  months  ended  March  31,  comprised  the  following   (in
millions):

                                               1996      1995

          Construction                        $ 499     $ 419
          Mining                                 56        65
          Telecommunications                     90        73
          Other                                  11         6
                                               ----      ----
                                               $656      $563
                                               ====      ====

Results of Operations- First Quarter 1995 vs. First Quarter 1994

Construction. Construction and materials revenue increased by $80 million or 19% during the first quarter of 1996 compared to the same period in 1995. Materials sales increased by 30% due to more favorable weather and market conditions during the first quarter. Also contributing to the increase was a 66% increase in joint venture revenue primarily from new work and the San Joaquin Toll Road project.

Contract backlog at March 31, 1996 was $1.9 billion, of which 8% is attributable to foreign operations, principally, Canada and the Philippines. Projects on the west coast account for 35% of the total backlog which includes $95 million from the San Joaquin Toll Road project.

Gross margins on construction and materials projects increased to 4.8% for the first quarter of 1996 versus 3.3% for the same time period in 1995. Increased operational efficiencies, primarily on joint venture projects, as well as claim settlements favorably affected construction margins. The growing materials business also continued to have a positive impact on margins.

Mining. Mining revenue decreased $9 million in the first quarter of 1996 when compared to the first quarter of 1995. The decrease is primarily the result of fewer spot market sales of coal combined with less precious metal sales. Spot market coal sales were lower due to competition within the coal industry and greater hydro-electric power generation in the western United States. Precious metal inventory was essentially liquidated in 1995 resulting in the decrease in 1996. Alternate source coal sales were virtually unchanged from the first quarter of 1995.

                  PETER KIEWIT SONS', INC.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

Operating margins increased approximately 4% in the first quarter of 1996 when compared to the first quarter of 1995. The reduction of lower margin spot market coal sales and precious metal sales increased margins. In addition, the constant level of high margin alternate source coal sales for both periods combined with the overall reduction in revenue contributed to the increase in operating margins.

Telecommunications. Sales for C-TEC's telephone group increased $3 million or 8% for the first quarter of 1996 as compared to the same period in 1995. The increase is primarily due to higher local network revenue, intrastate access revenue and long distance toll revenue. Cable revenue increased $14 million or 59% in 1996. The acquisition of Twin County Trans Video, Inc. ("Twin County") and the consolidation of Mercom, Inc. ("Mercom") in 1995 and rate increases in April 1995 and February 1996 are primarily responsible for the increase.

The cost of revenue for C-TEC's telephone group in 1996 remained relatively stable as compared to 1995. The cable group's costs increased primarily due to the expenses associated with the additional Twin County and Mercom subscribers and higher programming fees. Also contributing to the increase was additional depreciation and amortization expense resulting from the Twin County and Mercom acquisitions.

General and Administrative Expenses. General and administrative expenses increased 13% in 1996. The expenses associated with the C-TEC restructuring, and higher compensation expenses contributed to the increase.

Investment Income, net. Investment income for the first three months of 1996 increased 33% as compared to the same period in 1995. Improvements in the net earnings attributable to equity method investees, primarily from CE, smaller equity losses from Megacable S.A. de C.V., and increases in interest and dividend income contributed to the higher earnings.

Other, net. Other income includes gains and losses on the disposition of property, plant and equipment and other assets, gains on subsidiary stock transactions and other items. In 1996, the lack of gains on subsidiary stock transactions and declines in other income relating to C-TEC were partially offset by increased gains on the sale of construction equipment.

Equity Loss in MFS. MFS is a leading provider of communications services to business. The Company spun-off its investment in MFS to Class D stockholders on September 30, 1995. Prior to the spin-off, the Company included its proportionate share of MFS' losses
in   the   statement  of  operations.   The  significant  initial
development and roll out expenses associated with the expansion activities announced by MFS in 1993 and 1995 adversely affected MFS' 1995 results.

                  PETER KIEWIT SONS', INC.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


Provision for Income Taxes. The effective income tax rate in 1996 differs from the expected statutory rate of 35% primarily due to state income taxes. In 1995 the net operating loss limitations of MFS and the settlement of prior period issues, resulted in the higher effective rate.


Financial Condition - March 31, 1996 vs. December 30, 1995

The Company's working capital decreased $38 million or 4% during the first quarter of 1996. The decrease was mainly due to cash used to fund investing and financing activities. The decrease was partially offset by cash flows from operations.

Investing  activities  include $54 million  of  investments,  $28 million  of  capital  expenditures, net purchases  of  marketable securities  of $13 million and $6 million of deferred development
costs.   The  investments  primarily include  KDG's  $27  million
outlay for an indirect 80% interest in Liberty, the exercise of CE options to purchase CE stock for $14 million, $4 million investment in a Philippine power project and $4 million investment in three
Indonesia power projects. These capital outlays were partially offset by $9 million of proceeds from the sale of property, plant and equipment and other assets.

Financing sources include $6 million of long-term debt borrowing for the construction financing of a privately owned toll road. Financing uses consisted of $20 million for the repayment of short-term borrowing, C-TEC's $7 million outlay for the payment of long-term debt, $12 million for stock repurchases and $18 million of cash dividends paid to Class B&C and Class D stockholders. In April 1996, the Company declared a $.60 per share dividend for Class B&C Stock payable in May 1996.

In addition to the C-TEC activities described below, the Company anticipates making significant investments in its construction
and   mining  businesses,  including  opportunities  to   acquire
additional businesses. The Company also anticipates making significant investments in its infrastructure, telecommunications and energy businesses - including its joint venture agreement with CE covering international power project development activities - and searching for  opportunities to acquire businesses which provide for long-term growth.  The Company may also exercise 3.3 million CE options at $12 per share if CE's common stock continues to trade at or above $24
per  share  for 180  consecutive  days.   Other  long-term liquidity
uses include payment of income taxes and repurchasing the Company's stock. The Company's current financial condition and borrowing capacity should be sufficient for immediate operating and investing activities.


On November 8, 1995, C-TEC announced that it is evaluating strategic options for its various business units with a view toward enhancing shareholder value. Specifically, C-TEC is evaluating the advisability and feasibility of separating or restructuring its local telephone business, its cable television business, and its various other communications businesses. C-TEC engaged the investment banking firm Merrill Lynch & Co. to assist with the process. No assurances can be given that any transactions will be consummated.

In March 1996, under the terms of an agreement, RCN agreed to pay C-TEC approximately $123 million for certain of C-TEC's assets, including the long distance group, C-TEC International, which holds the 40% interest in Megacable, S.A. de C.V., and a $13 million note payable by Mazon Corporativo, S.A. de C.V., and Residential Communications Network. RCN purchased Residential Communications Network for cash in a transaction that closed on April 1, 1996. RCN's purchase of the other businesses for cash or C-TEC stock, at RCN's option, is expected to close in the second half of 1996. The transactions are subject to certain conditions including the receipt of all necessary regulatory approvals. The agreement with RCN contains a repurchase option under which C-TEC can reacquire the businesses if a restructuring of C-TEC's main businesses does not occur. Additionally, C-TEC retains a warrant to reacquire a 6% stake in Residential Communications Network. The agreement with RCN was approved by a special committee of the board of directors of C-TEC, composed of directors unaffiliated with either C-TEC or the Company.


                  PETER KIEWIT SONS', INC.

                PART II - OTHER INFORMATION


Item 1.   Legal Proceedings


          MFS Litigation.

          In   1994,  several  former  shareholders  of  an   MFS
          subsidiary filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. These shareholders sold shares of the subsidiary to MFS in September 1992. MFS completed an initial public offering in May 1993. Plaintiffs allege that MFS fraudulently concealed material information about its plans from them, causing them to sell their shares at an inadequate price. Plaintiffs have alleged damages of at least $100 million. Defendants have meritorious defenses and intends to vigorously contest this lawsuit. Defendants expect that a trial will be held in 1996. Prior to the initial offering, KDG agreed to indemnify MFS against any liabilities arising from the September 1992 sale; if MFS is deemed to be liable to plaintiffs, KDG will be required to satisfy MFS' liabilities pursuant to the indemnity agreement.


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

                99.B    Kiewit   Diversified   Group    Financial
                        Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

           (b) No reports on Form 8-K were filed by the Company during the first quarter of 1996.


                                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PETER KIEWIT SONS', INC.


Dated: May 15, 1996                     \s\Richard R. Jaros
                                        Richard R. Jaros
                                        Executive Vice President
                                        Chief Financial Officer
                  PETER KIEWIT SONS', INC.

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