Form 10-Q
period 1996-06-30
KIEWIT PETER SONS INC
filed 1996-08-14
CIK 794323

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549




 (Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended June 30, 1996

     or

    [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition
                     period__________to__________

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

                         (402)-342-2052
                 (Registrant's telephone number,
                     including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required  to file    such  reports(s)), and (2) has been
subject to such  filing
requirements for the past 90 days. Yes  X   No

The number of shares outstanding of each class of the issuer's common stock, as of August 1, 1996:

    Class B Common Stock .................. 263,468 shares
    Class C Common Stock ............... 10,754,013 shares
    Class D Common Stock ............... 23,181,650 shares



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

                   Part II - Other Information

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K


Signatures


Index to Exhibits



                   PETER KIEWIT SONS', INC.

          Consolidated Condensed Statements of Earnings
                           (unaudited)

                                         Three Months Ended    Six Months Ended
                                             June 30,          June 30,
(dollars in millions,
  except per share data)                  1996        1995     1996      1995

Revenue                                  $ 731       $ 697    $ 1,387   $1,260
Cost of Revenue                           (607)       (591)    (1,183)  (1,081)
                                         -----       -----     ------    -----
                                           124         106        204      179

General and Administrative Expenses        (66)        (53)      (125)    (106)
                                         -----       -----     ------    -----
Operating Earnings                          58          53         79       73

Other Income (Expense):
 Investment Income, net                     20          14         40       30
 Interest Expense, net                      (7)         (6)       (15)     (13)
 Other, net                                  8         164         14      174
                                         -----       -----     ------     ----
                                            21         172         39      191

Equity Loss in MFS                           -         (43)         -      (85)
                                         -----       -----     ------     -----
Earnings Before Income Taxes and
  Minority Interest                        79          182        118      179

Provision for Income Taxes                (32)         (79)       (46)    (100)

Minority Interest in Net Income of
   Subsidiaries                            (1)          (6)        (1)      (8)
                                        -----        -----      -----    -----
Net Earnings                           $   46       $   97     $   71   $   71
                                       ======       ======     ======   ======

Earnings Attributable to
  Class B&C Stock                      $   29       $   36     $   36   $   34
                                       ======       ======     ======   ======

Earnings Attributable to
  Class D Stock                        $  17        $   61     $   35   $   37
                                       =====        ======     ======   ======
Net Earnings per Common and Common
 Equivalent Share:
  Class B&C                            $2.79        $ 2.59    $  3.46   $ 2.44
                                       =====        ======    =======   ======
  Class D                              $ .77        $ 2.87    $  1.54   $ 1.75
                                       =====        ======    =======   ======

Cash Dividends per Common Share:
  Class B&C                           $  .60        $ .45     $   .60   $  .45
                                      ======        =====     =======   ======
  Class D                             $    -        $   -     $     -   $    -
                                      ======        =====     =======   ======

See accompanying notes to consolidated condensed financial  statements.


                    PETER KIEWIT SONS', INC.

              Consolidated Condensed Balance Sheets

                                                 June 30,      December 30,
                                                   1996           1995
(dollars in millions, except per share data)    (unaudited)


Assets

Current Assets:
 Cash and cash equivalents                      $    426          $    457
 Marketable securities                               555               604
 Receivables, less allowance of $18 and $12          351               329
 Costs and earnings in excess of
  billings on uncompleted contracts                  104                78
 Investment in construction joint ventures            67                73
 Deferred income taxes                                78                66
 Other                                                57                59
                                                --------          --------
Total Current Assets                               1,638             1,666

Property, Plant and Equipment,
 less accumulated depreciation and
 amortization of $735 and $710                       805               782

Investments                                          610               542

Intangible Assets, net                               363               363

Other Assets                                          80               114
                                                 -------          --------
                                                 $ 3,496           $ 3,467
                                                 =======           =======

See accompanying notes to consolidated condensed financial statements.

                    PETER KIEWIT SONS', INC.

              Consolidated Condensed Balance Sheets


                                                 June 30,    December 30,
                                                   1996         1995
(dollars in millions, except per share data)    (unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                $  218       $  240
 Short-term borrowings                                -           45
 Current portion of long-term debt:
  Telecommunications                                 30           36
  Other                                               2            6
 Accrued costs and billings in excess
  of revenue on uncompleted contracts               176          121
 Accrued insurance costs                             76           79
 Other                                              131          139
                                                 ------       ------
Total Current Liabilities                           633          666

Long-Term Debt, less current portion:
 Telecommunications                                 260          264
 Other                                              114          106
Deferred Income Taxes                               234          236
Retirement Benefits                                  52           54
Accrued Reclamation Costs                            97          100
Other Liabilities                                   203          220
Minority Interest                                   221          214

Stockholders' Equity:
 Preferred stock, no par value, authorized
  250,000 shares: no shares outstanding              -             -
 Common stock, $.0625 par value,
  $1.5 billion aggregate redemption value:
 Class B, authorized 8,000,000 shares:
  263,468 outstanding in 1996 and 1995               -             -
 Class C, authorized 125,000,000 shares:
  10,765,050 outstanding in 1996 and
  10,616,901 in 1995                                 1             1
 Class D, authorized 50,000,000 shares:
  23,182,425 outstanding in 1996 and
  23,027,974 in 1995                                 1             1
 Additional paid-in capital                        234           210
 Foreign currency adjustment                        (5)           (6)
 Net unrealized holding gain                        15            17
 Retained earnings                               1,436         1,384
                                                ------       -------
Total Stockholders' Equity                       1,682         1,607
                                                ------       -------
                                               $ 3,496       $ 3,467
                                               =======       =======

See accompanying notes to consolidated condensed financial statements.

                   PETER KIEWIT SONS', INC.

         Consolidated Condensed Statements of Cash Flows
                           (unaudited)

                                                    Six Months Ended
                                                         June 30,
(dollars in millions)                               1996        1995

Cash flows from continuing operations:
 Net cash provided by continuing operations        $ 137       $ 208

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                              196         261
 Purchases of marketable securities                 (156)       (203)
 Proceeds from sale of property, plant
  and equipment, and other investments                20           9
 Capital expenditures                                (80)       (103)
 Acquisitions and investments in affiliates          (86)       (172)
 Other                                                 2          (1)
                                                  ------       -----
  Net cash used in investing activities             (104)       (209)

Cash flows from financing activities:
 Proceeds from long-term debt borrowings              11          31
 Payments on long-term debt, including
  current portion                                    (17)        (11)
 Net change in short-term borrowings                 (45)          -
 Repurchases of common stock                         (15)         (6)
 Dividends paid                                      (25)        (13)
 Issuance of common stock                             27          26
                                                  ------       -----
   Net cash provided by (used in)
     financing activities                            (64)         27

Cash flows from proceeds due to sales of
 discontinued packaging operations                     -          29

Cash and cash equivalents of MFS at beginning
 of period                                             -         (22)

Effect of exchange rates on cash                       -           1
                                                  ------       -----

Net change in cash and cash equivalents              (31)         34

Cash and cash equivalents at beginning of period     457         400
                                                 -------       -----
Cash and cash equivalents at end of period       $   426      $  434
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

     Marketable securities at June 30, 1996 and December 30,
     1995 include   approximately  $60  million   and   $62
     million, respectively,  of investments which are being
     held  by  the owners   of  various  construction  projects
     in   lieu   of retainage.   Receivables at June 30, 1996
     and December 30, 1995 include approximately $56 million and $50 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

     Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current year presentation.


2.   Earnings Per Share:

     Primary  earnings  per  share  of  common  stock  have
     been computed  using  the  weighted  average  number  of
     shares outstanding during each period.  Fully diluted
     earnings  per share   have  not  been  presented  because
     they are not materially different from primary earnings per share. The number of shares used in computing earnings per share was as follows:

                     Three Months Ended        Six Months Ended
                          June 30,                 June 30,
                      1996         1995       1996         1995
          Class B&C 10,353,305  13,998,740   10,305,087  13,954,135
          Class D   23,205,830  21,257,541   23,221,026  21,261,632

      Pursuant to the Restated Certificate of Incorporation, the stock price calculation is computed annually using the number of shares outstanding at the end of the fiscal year.

3.   Summarized Financial Information:

     Holders of Class B&C Stock (Construction & Mining Group)
     and Class  D Stock (Diversified Group) are stockholders of
     PKS. The Construction & Mining Group contains the Company's construction and materials operations performed by Kiewit Construction Group Inc. and certain mining services performed by Kiewit Mining Group Inc. The Diversified Group contains coal mining properties owned by Kiewit Coal Properties Inc., communications companies owned by C-TEC Corporation ("C-TEC"), a minority
     interest in CalEnergy Company, Inc. ("CE"), international
     energy projects and miscellaneous investments, all owned by
     Kiewit Diversified Group Inc.("KDG").   Corporate  assets  and
     liabilities which are not separately identified with the ongoing operations of the Construction & Mining
     Group or the Diversified Group are allocated equally between the two groups.

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

     (in millions, except per share data)

     Construction & Mining Group:
                                    Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                     1996        1995      1996        1995

     Results of Operations:
      Revenue                       $ 570      $  558     $ 1,072     $  984
      Net earnings                     29          36          36         34
      Earnings per share             2.79        2.59        3.46       2.44

                                                          June 30, December 30,
                                                             1996      1995
     Financial Position:
      Working capital                                      $ 287     $ 248
      Total  assets                                        1,002       991
      Long-term debt, less current portion                     9         9
      Stockholders' equity                                   500       467


     Included within the results of operations are mine management fees paid by the Diversified Group of $8 million and $7 million for the three months ended June
     30, 1996 and 1995 and $15 million for the six months ended June 30, 1996 and 1995.

     (in millions, except per share data)

     Diversified Group:
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    1996          1995      1996        1995

     Results of Operations:
      Revenue                     $  162          $ 139    $ 317       $ 278
      Net earnings                    17             61       35          37
      Earnings per share             .77           2.87     1.54        1.75

                                                        June 30,  December 30,
                                                          1996       1995
     Financial Position:
      Working capital                                  $   718      $ 752
      Total  assets                                      2,497      2,490
      Long-term debt, less  current portion                365        361
      Stockholders' equity                               1,182      1,140

     Included within the results of operations is mine management fees paid to the Construction & Mining
     Group of $8 million and $7 million for the three months ended June 30, 1996 and 1995 and $15 million for the six months ended June 30, 1996 and 1995.

4.   Acquisitions:

     On  March  6, 1996, RCN Corporation ("RCN") a subsidiary
     of KDG,  closed an asset purchase agreement, along  with
     other ancillary  agreements,  with  Liberty  Cable
     Company,  Inc. ("Liberty") to purchase an indirect 80%
     interest in  certain private cable systems in New York
     City and New Jersey.   The cable systems provide
     subscription television services using microwave
     frequencies.  RCN paid sellers $27 million on  the closing date and has a contingent payment obligation of  $15
     million that it expects to pay in full.
     Payment of  the  obligation  is  contingent upon  Liberty
     attaining specific   levels   of  subscribers.  The
     transaction   was accounted for as a purchase and
     Liberty's operating results have been consolidated since the acquisition date. Intangible assets recognized to date are approximately  $18 million, which are being amortized over
     periods of 5  to  15 years.   Payments of the contingent
     obligation will also  be included  in  intangible assets.
     Liberty's 1995 and 1996 operating results prior to the acquisition were not significant relative to the Company's results.

     On April 1, 1996, RCN purchased Residential Communications Network from C-TEC at its book value of $17.5 million. Residential Communications Network is a start-up joint effort with RCN which plans to provide telecommunications services to the residential market. The transaction was accounted for as a purchase.

    On August 8, 1996 C-TEC announced a plan to rescind the sale of Residential Communications Network to RCN and acquire the assets of Liberty from RCN and merge those operations with C-TEC. This action coincides with C-TEC's decision to close discussions concerning the sale of its cable television unit. C-TEC has also agreed in principle to exercise its option to unwind the agreement to sell to RCN its other non-core assets: the long distance group ("CLD") and C-TEC International which holds the 40% interest in Megacable S.A. de C.V. and a $13 million note payable by Mazon Corporativo, S.A. de C.V., collateralized by additional stock of Megacable ("C-TEC International"). The agreement provides for the assets to be purchased under the same terms and conditions under which they were sold.

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

 6.   Other Matters:

     In June 1996, the Company's stockholders approved the 1995 Class D Stock plan. Under the plan, the Company may not grant benefits
     with respect to more  than  1   million shares  of  Class D Common
     Stock ("Shares") during the 10 year term of the plan. The Company may not grant benefits with respect to more than 500,000 Shares in any two year period and may not grant benefits to any one participant with respect to more than 200,000 Shares. Stock options must have an exercise price that is not less than the fair market value of the Shares on the grant date and become exercisable at  a rate of 20% per year over a five year period.  On June
     30,  1996,   268,000  options, at an  exercisable  price  of
     $40.40 have been granted and remain outstanding. The Company has included the disclosure required in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based
     Compensation" which establishes a fair value method of accounting for stock options and other equity instruments. The compensation cost for the Company's 1995 Class D Stock plan using the Black-Scholes model and assuming no dividends, 0% volatility, risk-free interest rate of 6.84% and a 10 year life of the option, would not have a material effect on the Company's financial statements.

     In 1994, several former shareholders of a subsidiary of MFS Communications Company, Inc. ("MFS") filed a lawsuit against MFS,
     KDG and the chief executive  officer of MFS, in the United States
     District Court for the Northern District of Illinois, Case No. 94C-1381. Plaintiffs allege that MFS fraudulently concealed material information from them, causing them to sell their shares in the subsidiary to MFS at an inadequate price. The lawsuit was settled in July
     1996. KDG had previously agreed to indemnify MFS against any liabilities arising from this lawsuit. The settlement, net of reserves established will not materially affect the Company's financial position or results of operations.

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

Results of Operations - Second Quarter 1996 vs Second Quarter 1995

Revenue from each of the Company's business segments for the three months ended June 30, comprised the following
(in millions):

                                              1996       1995
         Construction                         $ 566     $ 547
         Mining                                  62        61
         Telecommunications                      93        79
         Other                                   10        10
                                              -----     -----
                                              $ 731     $ 697
                                              =====     =====

Construction. Construction revenue rose 3% in the second quarter of 1996 compared to the same period in 1995. The increase is primarily due to new work in the form of joint ventures as well as increased materials sales. Contract backlog at June 30, 1996 was $2 billion, of which 7% is attributable to foreign operations, principally, Canada, the Philippines and Indonesia. Projects on the west coast account for 36% of the total backlog which includes San Joaquin Toll Road backlog of $58 million.

Gross margin on construction contracts increased to 9% from 8% during the same period in 1995. Increased operational efficiencies, primarily on joint venture projects, as well as claim settlements favorably affected construction margins. In addition, the growing materials business continued to have a positive impact on margins.

Mining.   Mining revenue for the second quarter of 1996 was $1
million greater than the second quarter of 1995. Higher alternate coal sales and greater coal shipments offset the absence of precious metal sales.  The greater coal
shipments were a  combination  of additional spot and contract
coal  sales compared  to  the  second quarter of   1995.
The precious metal inventory was essentially liquidated during 1995 resulting in the sales decline.

Operating margins increased 4% over the same period in 1995.
The absence of lower margin precious metal sales and the
increase in high  margin  alternate source coal sales  combined
to  increase operating  margins.   Higher  shipments  of
contract  coal  also contributed to the increase in margins.


Telecommunications.    Revenue  for   C-TEC's   telephone
group increased $3 million or 8% during the second quarter of 1996 compared to the same period in 1995. The increase is primarily due to higher local network revenue, intrastate access revenue, business sales and internet access
service revenue.   Cable revenue increased $10 million or 32%
in 1996. The acquisition of Twin County Trans Video, Inc. ("Twin County") in May 1995, the consolidation of Mercom,
Inc. ("Mercom") in August 1995, and the effects of a rate increase in February 1996, were primarily responsible for the improved revenue figures.

The cost of revenue, excluding depreciation and amortization, for the telephone group increased 21% in 1996. Higher compensation expense, material costs associated with the business sales and internet services, and consulting expenses for a variety of regulatory and operational matters contributed to the increase. The cable group's costs increased primarily due to the expenses associated with the
additional Twin County and Mercom subscribers and   higher
programming  fees.   Additional  depreciation   and
amortization expense resulting from the Twin County and Mercom acquisitions also contributed to a decline in earnings.

General and Administrative Expenses. General and administrative expenses increased 24% in 1996. The acquisition of Twin County, the consolidation of Mercom, the costs associated with the C-TEC restructuring and higher compensation expenses all contributed to the increase in expenses.

Investment Income, net. A 43% increase in investment income is primarily attributable to improved results on the sale of marketable securities. The Company realized gains of $2 million on the sale of equity securities in 1996 as compared to a $3 million loss on the disposition of certain securities in 1995.

Other,  net.    Other  income includes gains and  losses  on
the disposition  of property, plant and equipment and  other assets, gains on subsidiary stock transactions and other items.
In 1996, the  absence  of Whitney Benefit proceeds and the
Kinross transaction gain were  partially  offset  by  increased  gains  on
the  sale   of construction equipment.

Equity Loss in MFS. MFS is a leading provider of communications services to business. The Company spun-off its investment in MFS to Class D stockholders on September 30, 1995. Prior to the spinoff, the Company included its proportionate
share of MFS' losses in   the   statement  of  earnings.   The
significant initial development and roll out expenses associated with the expansion activities announced by MFS in 1993 and 1995 adversely affected MFS' 1995 results.

Provision for Income Taxes. The effective income tax rate in 1996 differs from the expected statutory rate of 35% primarily due to state income taxes. In 1995, the net operating loss limitations of MFS and the settlement of prior period issues, resulted in the higher effective rate.

Results of Operations - Six Months 1996 vs. Six Months 1995

Revenue from each of the Company's business segments for the six months ended June 30 comprised the following (in millions):

                                                   1996          1995
       Construction                              $ 1,065        $  966
       Mining                                        118           127
       Telecommunications                            183           152
       Other                                          21            15
                                                  ------        ------
                                                  $1,387        $1,260
                                                  ======        ======
Contruction. Construction and materials revenues increased by $99 million or 10% during the first six months of 1996 compared to the same period in 1995. Materials sales increased by 18% due to more favorable weather and market conditions. Also contributing to the increase was a 33% increase in joint venture revenues primarily from new work and the San Joaquin
Toll Road project.

Gross margins on construction and materials projects increased to 7% for the first six months of 1996 compared to 6% for the same period in 1995. Increased operational efficiencies, primarily on joint venture projects, as well as claim settlements favorably affected construction margins. In addition, the growing materials business continued to have a positive impact on margins.

Mining. Mining revenue decreased $9 million in the first half of 1996 compared to the same period in 1995. The
decrease  is the   result  of fewer  precious  metal  sales.
Precious metal inventory was essentially liquidated in 1995 resulting in the decrease in 1996 when compared to 1995. Lower spot market sales were offset by an increase in alternate source coal sales.

Operating  margins increased 3% in the first half  of  1996
when compared to the same period in 1995. The absence of low margin precious metal sales combined with the increase in high margin alternate coal raised operating margins.

Telecommunications. For the six months ended June 30, 1996, CTEC's telephone group experienced a $5 million or 8% increase in revenue compared to the same period in 1995. The increase was primarily due to increases in local network service, network access revenues, business sales and
internet  access  service revenue.   Cable revenue increased
$24 million or 44% in 1996. The acquisition of Twin County, the consolidation of Mercom and the effects of rate increases in April 1995 and February 1996, were primarily responsible for the increase in revenue.

The cost of revenue, excluding depreciation and amortization,
for the  telephone  group  increased 6% in  1996.   The
increase is primarily due to higher payroll expense and higher consulting fees for regulatory and operational matters. The cable group's costs increased primarily due to higher program fees, channel additions,
and  subscriber   growth associated  with  the Twin County and
Mercom acquisitions.   Also contributing   to  a  decline
in  earnings   was   additional depreciation  and amortization
expense resulting from the Twin County and Mercom acquisitions.

General and Administrative Expenses. General and administrative expenses increased 18% in 1996. The acquisition of Twin County, the consolidation of Mercom, the costs associated with the C-TEC restructuring and higher compensation expenses all contributed to the increase in expenses.

Investment Income, net.   A 33% increase in investment income
is attributable  to  improved  results on  the  sale  of
marketable securities  and  higher equity earnings.   The
Company realized gains of $2 million on the sale of equity securities in 1996 as compared to a $4 million loss on the disposition of certain securities in 1995.
Improvements in the net earnings of equity method investees, primarily CE, Megacable S.A. de C.V. and ME Holding, Inc. contributed to the improved results.

Other,  net.   In 1996, the absence of Whitney Benefit
proceeds, Kinross transaction gain and gains on subsidiary stock transactions were partially offset by increased gains on the sale of construction equipment.


Financial Condition - June 30, 1996 vs. December 30, 1995

The Company's working capital increased $5 million or 1% during the first six months of 1996. The increase was mainly due to cash provided by operations. The increase was offset by cash used to fund investing and financing activities.

Investing  activities  include $86 million  of  investments, and
$80 million of capital expenditures, including $8 million for the construction of a privately owned toll road. The investments primarily include KDG's $27 million for an indirect 80% interest in Liberty, the exercise of CE options to purchase CE stock for
$14 million,  $4 million  investment in a Philippine power
project and $30 million investment  in  three  Indonesian power
projects.   These  capital outlays were partially offset by $40
million of net proceeds from the sale of marketable securities and $20 million of proceeds from the sale of property, plant and equipment and other assets.

Financing sources include $27 million for the issuance of Class "C" Stock and $11 million of long-term debt borrowing for the construction financing of a privately owned toll road. Financing uses primarily consisted of $45 million for the repayment of short-term borrowings, C-TEC's $12 million outlay for the payment of long-term debt, $15 million for stock repurchases and $25 million of cash dividends.

The  Company also   anticipates   making  significant
investments in its construction, infrastructure, telecommunications and energy businesses including its joint venture agreement with CE covering international power project  development activities - and
searching  for opportunities to acquire businesses which
provide for  long-term growth.  The Company may also exercise
3.3 million CE options  at $12 per share if CE's common stock continues to trade at or above $24 per share for 180 consecutive days.
Other long-term  liquidity  uses include payment of income
taxes and repurchasing the Company's stock.   The Company's current
financial condition and borrowing capacity should be sufficient for immediate operating and investing activities.

On November 8, 1995, C-TEC announced that it would evaluate strategic options for its various business units with a view toward enhancing shareholder value. Specifically, C-TEC evaluated the advisability and feasibility of separating or restructuring its local telephone business, its cable television business, and its various other communications businesses. C-TEC engaged the investment banking firm Merrill Lynch & Co. to assist with the process.

In March 1996, under the terms of an agreement, RCN agreed to pay C-TEC approximately $123 million for certain of C-TEC's
assets, including    CLD, C-TEC   International,    and
Residential Communications Network. RCN purchased Residential Communications Network for cash in a transaction that closed on April 1, 1996.

On  August  8,  C-TEC  announced a plan to rescind the sale of
Residential Communications  Network to RCN and acquire the assets of
Liberty  Cable from  RCN  and  merge those operations with
C-TEC.   This  action coincides  with C-TEC's decision to close
discussions  concerning the  sale  of  its cable television unit.
C-TEC has also agreed in principle to exercise its option to unwind the agreement to sell to RCN its other non-core assets, CLD and C-TEC International. The agreement provides for the assets to be purchased under the same terms and conditions under which they were sold. C-TEC will continue to explore ways to increase its profitability and value which could include a restructuring transaction.


                  PETER KIEWIT SONS', INC.

                  PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

     MFS Litigation.
     In 1994, several former shareholders of a subsidiary of MFS Communications Company, Inc. ("MFS") filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. Plaintiffs allege that
     MFS fraudulently concealed material information from them, causing them to sell their shares in the subsidiary to MFS at an inadequate price. The lawsuit was settled in July 1996. KDG had previously agreed to indemnify MFS against any liabilities arising from this lawsuit. The settlement, net of reserves established, will not materially affect the Company's financial position or results of operations.


     Item 4.   Submission of Matters to a Vote of Security Holders

          The Corporation's annual stockholders meeting was held on
     June  8,  1996.   Stockholders were asked to vote  on  three
     matters: (1) the election of the Directors; (2) the approval of the Company's 1996 Bonus Plan; and (3) approval of the Company's 1995 Class D Stock Plan. Proxies were received representing 9,813,042 of the 9,939,001 eligible Class C votes and 22,311,540 of the 23,217,100 eligible Class D votes.


     Election of Directors

          Separate elections of Class C and Class D directors were
     held.   Directors were elected to serve one-year  terms.   A
     slate of nominees was proposed by the incumbent directors. No additional nominations were received and all the nominees proposed by the board were elected. The following table shows the votes counted for each candidate and the votes counted against (or withheld from) each candidate.

          Class C Directors        Votes For        Votes Against

            Richard W. Colf        9,804,242             8,800
            Richard Geary          9,804,242             8,800
            Bruce E. Grewcock      9,773,453            39,589
            William L. Grewcock    9,792,995            20,047
            Tait P. Johnson        9,745,714            67,328
            Leonard W. Kearney     9,804,242             8,800
            Peter Kiewit, Jr.      9,804,242             8,800
            Walter Scott, Jr.      9,804,242             8,800
            Kenneth E. Stinson     9,804,242             8,800
            George B. Toll         9,789,372            23,670

         Class D Directors

            James Q. Crowe         22,221,681           89,859
            Robert B. Daugherty    22,207,171          104,369
            Charles M. Harper      22,236,081           75,459
            Richard R. Jaros       22,236,081           75,459
            Robert E. Julian       22,040,736          270,804


     Approval of the 1996 Bonus Plan

          The Peter Kiewit Sons', Inc. 1996 Bonus Plan
     is intended   to   serve   as  a  qualified   performance-based
     compensation program under Section 162(m) of the Internal Revenue Code, in order to preserve the Company's tax deduction for compensation paid to certain of the Company's
     executive   officers.   Bonuses  are  payable   only   after
     satisfaction of pre-set financial goals.

            Votes For          Votes Against      Abstain
            28,893,338           2,608,285        622,959


     Approval of the 1995 Class D Stock Plan

     Stockholders approval of the 1995 Class D Stock Plan (the "Plan") is necessary under Section 162(m) of the Internal Revenue Code, in order to preserve the Company's tax deduction for compensation paid upon the exercise of stock options granted to certain employees of KDG or PKS. A maximum of one million shares may be issued during the ten year term of the Plan. Options must have an exercise price not less than fair market value of Class D shares at the date of grant.

            Votes For        Votes Against     Abstain
           29,492,825          2,031,255       600,502

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

           99.B Kiewit Diversified Group Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

          (b) No reports on Form 8-K were filed by the Company during the second quarter of 1996.


                                    SIGNATURES


Pursuant  to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PETER KIEWIT SONS', INC.
Dated: August 14, 1996                  \s\ Richard R. Jaros
                                        Richard R. Jaros
                                        Executive Vice President and
                                        Chief Financial Officer

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