Form 10-Q
period 1996-09-30
KIEWIT PETER SONS INC
filed 1996-11-14
CIK 794323

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


Mark One)

	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1996

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

The number of shares outstanding of each class of the issuer's common stock, as of November 1, 1996:

			Class B Common Stock ........................	263,468 shares
			Class C Common Stock ...................	  10,743,773 shares
			Class D Common Stock ...................	  23,180,243 shares




PETER KIEWIT SONS', INC.

Part I - Financial Information

Item 1. 	Financial Statements:

		Consolidated Condensed Statements of Earnings
		Consolidated Condensed Balance Sheets
		Consolidated Condensed Statements of Cash Flows
		Notes to Consolidated Condensed Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition
 		and Results of Operations


Part II - Other Information

Item 1.	Legal Proceedings


Item 6.	Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits





PETER KIEWIT SONS', INC.

Consolidated Condensed Statements of Earnings
(unaudited)

                             					Three Months Ended    	Nine Months Ended
						                               September 30,		       	September 30,
(dollars in millions,
    except per share data)	        	1996      	1995	      1996	       1995

Revenue				                       $    770	  $   839    	$  2,157	  $  2,099
Cost of Revenue			                    (633)     (699)   	  (1,816)	   (1,781)
                                  --------   -------     --------   --------
							                               	137      	140	         341       	318

General and Administrative Expenses		  (55) 	    (56)        (180)	     (161)
                                  --------    ------      -------   --------
Operating Earnings			                   82	       84	         161	       157

Other Income (Expense):
	Investment Income, net		               24	       21	          64	        50
	Interest Expense, net			               (9)	      (7)	        (24)      	(20)
	Other, net				                          5	      (21) 	        19	       154
                                  --------    ------       ------    -------
							                                	20	       (7)	         59	       184

Equity Loss in MFS			                    -	      (46)           -       (131)
                                  --------    ------       ------     ------

Earnings Before Income Taxes and
	Minority Interest			                  102       	31         	220       	210

Benefit (Provision) for Income Taxes	 	(39)      	62	         (85)      	(38)

Minority Interest in Net Income
  of Subsidiaries		                      -	       (3)          (1)       (11)
                                  --------     ------       ------     -----

Net Earnings 				                 $     63    	$   90      	$  134    	$ 161
                                  ========     ======       ======     =====

Earnings Attributable to
  Class B&C Stock		               $     39    	$   39      	$   75    	$  73
                                  ========     ======       ======     =====

Earnings Attributable to
  Class D Stock		                 $     24	    $   51      	$   59    	$  88
                                  ========     ======       ======     =====

Net Earnings per Common and Common
	Equivalent Share:
		Class B&C				                   $   3.64 	   $  2.69     	$ 7.18    	$5.18
                                  ========     =======      ======     =====
		Class D				                     $    .98    	$  2.38    		$ 2.52    	$4.13
                                  ========     =======      ======     =====

Cash Dividends per Common Share:
		Class B&C 				                  $      -    	$     -  	 	 $  .60   		$ .45
                                  ========     =======      ======     =====
		Class D 				                    $      -    	$     -    		$    -    	$   -
                                  ========     =======      ======     =====


See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS', INC.

Consolidated Condensed Balance Sheets

                                      					September 30,	      December 30,
					                                          1996	                1995
(dollars in millions,
    except per share data)		                (unaudited)

Assets

Current Assets:
	Cash and cash equivalents		                 $   449	            $  457
	Marketable securities			                        555               	593
	Receivables, less allowance of $12 and $12		    373	               329
	Costs and earnings in excess of
		billings on uncompleted contracts	        	    121	                78
	Investment in construction joint ventures		      65                	73
	Deferred income taxes		                          87	                66
	Other					                                       42     	           47
                                             -------             ------
Total Current Assets			                        1,692	             1,643

Property, Plant and Equipment,
	less accumulated depreciation and
	amortization of $750 and $710		                 823	               782

Investments				                                  647	               553

Intangible Assets, net			                        351               	363

Other Assets				                                  82	               114
                                             -------             ------
                                     								$ 3,595	           $ 3,455
                                             =======            =======


See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS', INC.

Consolidated Condensed Balance Sheets


                                  	   				September 30,	     December 30,
				                                         	1996	              1995
(dollars in millions,
   except per share data)	                	(unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
	Accounts payable			                        $   210	           $  240
	Short-term borrowings			                         -	               45
	Current portion of long-term debt:
		Telecommunications		                           73	               36
		Other				                                       2                	6
	Accrued costs and billings in excess
		of revenue on uncompleted contracts		         212	              121
	Accrued insurance costs		                       78               	79
	Other					                                     145         	     127
                                            -------           -------
Total Current Liabilities			                    720	              654

Long-Term Debt, less current portion:
	Telecommunications			                          210	              264
	Other					                                     123              	106
Deferred Income Taxes			                        223	              236
Retirement Benefits			                           50	               54
Accrued Reclamation Costs		                      97	              100
Other Liabilities				                           207              	220
Minority Interest				                           220              	214

Stockholders' Equity:
	Preferred stock, no par value, authorized
		250,000 shares: no shares outstanding		          -	                -
	Common stock, $.0625 par value,
		$1.5 billion aggregate redemption value:
		Class B, authorized 8,000,000 shares:
			263,468 outstanding in 1996 and 1995		          -	                -
		Class C, authorized 125,000,000 shares:
			10,744,633 outstanding in 1996 and
			10,616,901 in 1995		                            1	                1
		Class D, authorized 50,000,000 shares:
			23,181,650 outstanding in 1996 and
			23,027,974 in 1995		                            1	                1
	Additional paid-in capital		                    234	              210
	Foreign currency adjustment		                    (6)              	(6)
	Net unrealized holding gain		                    16	               17
	Retained earnings			                          1,499          	  1,384
                                             -------            ------
Total Stockholders' Equity		                   1,745	            1,607

                                     							$  3,595	          $ 3,455
                                            ========           =======

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS', INC.

Consolidated Condensed Statements of Cash Flows
               (unaudited)
							                                         Nine Months Ended
						                                             September 30,
(dollars in millions)			                          1996	     1995

Cash flows from continuing operations:
	Net cash provided by continuing operations		    $   229 	  $  291

Cash flows from investing activities:
	Proceeds from sales and maturities of
		marketable securities		                            318	      369
	Purchases of marketable securities		               (287)    	(325)
	Proceeds from sale of property, plant
		and equipment, and other investments	         	     25       	21
	Capital expenditures			                            (138)    	(141)
	Acquisitions and investments in affiliates		        (96)    	(182)
	Other					                                            3	        -
                                                 -------     -----
		Net cash used in investing activities		           (175)	    (258)

Cash flows from financing activities:
	Proceeds from long-term debt borrowings		            35       	23
	Payments on long-term debt, including
		current portion			                                 (40)	     (26)
	Net change in short-term borrowings		               (45)       	-
	Repurchases of common stock		                       (15)      	(7)
	Dividends paid			                                   (25)     	(13)
	Issuance of common stock		                           28	       27
                                                --------     -----
		Net cash provided by (used in)
    financing activities	                            (62)       	4

Cash flows from proceeds due to sales of
	discontinued packaging operations		                   -	       29

Cash and cash equivalents of MFS at beginning
	of period	                                           	-      	(22)

Effect of exchange rates on cash		                     -	        2
                                                 -------     -----
Net change in cash and cash equivalents		             (8)	      46

Cash and cash equivalents at beginning of period	    457 	     400
                                                  ------     -----

Cash and cash equivalents at end of period		      $  449	   $  446
                                                  ======    ======

Noncash investing activities:
   Conversion of CalEnergy Convertible Debentures
         to CalEnergy Common Stock		              $   66    	$   -
    Dividend of investment in MFS	                     -      	399
    Issuance of C-TEC Redeemable Preferred
         Stock for acquisition		                       -	       44


See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS', INC.

Notes to Consolidated Condensed Financial Statements


1.	Basis of Presentation

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

	Marketable securities at September 30, 1996 and December 30, 1995 include approximately $57 million and $62 million, respectively, of investments which are being held by the owners of various construction projects in lieu of retainage. Receivables at September 30, 1996 and December 30, 1995 include approximately $64 million and $50 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

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

Primary earnings per share of common stock have been computed using the weighted average number of shares outstanding during each period. Fully diluted earnings per share have not been presented because they are not materially different from primary earnings per share. The number of shares used in computing earnings per share was as follows:

                				Three Months Ended	            Nine Months Ended
					                  September 30,		               	September 30,
					                 1996    	  	1995		           	1996      	1995

		Class B&C	        11,013,724	 14,740,972	      10,542,158  	14,219,168
		Class D		         23,181,785	 21,326,218	      23,207,898	  21,283,397

Pursuant to the Certificate of Incorporation, the stock price calculation is computed annually using the number of shares outstanding at the end of the fiscal year.

3.	Summarized Financial Information:

Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group contains the Company's construction and materials operations of Kiewit Construction Group Inc. and certain mining services provided by Kiewit Mining Group Inc. The Diversified Group contains coal mining properties owned by Kiewit Coal Properties Inc., communications companies owned by C-TEC Corporation ("C-TEC"), a minority interest in CalEnergy Company, Inc. ("CalEnergy"), international energy projects and miscellaneous investments, all owned by Kiewit Diversified Group Inc. ("KDG"). Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

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
Group and the Diversified Group, have been eliminated.

	(in millions, except per share data)

	Construction & Mining Group:
                       							Three Months Ended			Nine Months Ended
							                         	September 30	 	 				September 30,
								                        1996	      1995			 	1996      	1995
	Results of Operations:
		Revenue		                    $  606 	   $  689			$ 1,678  	$  1,677
		Net earnings			                  39        	39	    	 	75     	   73
		Earnings per share	            3.64	      2.69			   7.18	      5.18

                              								September 30,    	December 30,
							                                   	1996            	1995
	Financial Position:
		Working capital		                     $   320 	         $   248
		Total assets			                         1,081              	981
 		Long-term debt, less current portion		     9                	9
		Stockholders' equity		                    537	              467


Included within the results of operations are mine management fees paid by the Diversified Group of $9 million and $8 million for the three months ended September 30, 1996 and 1995 and $24 million and $23 million for the nine months ended September 30, 1996 and 1995.


PETER KIEWIT SONS', INC.

Notes to Consolidated Condensed Financial Statements


3.	Summarized Financial Information:

	(in millions, except per share data)

	Diversified Group:
                       							Three Months Ended	       Nine Months Ended
								                         September 30,          			September 30,
								                       1996	       1995		       	1996	      1995

	Results of Operations:
		Revenue		                   $  165 	    $ 152       			$  482	    $ 429
		Net earnings 		                 24	        51		           	59	       88
		Earnings per share	            .98      	2.38         			2.52	     4.13


                            								September 30,       	December 30,
								                                1996	                1995
	Financial Position:
		Working capital		                   $   652	             $  741
		Total assets			                       2,517           	   2,488
	Long-term debt, less current portion		   324	                361
		Stockholders' equity		                1,208	              1,140


	Included within the results of operations are mine management fees paid to the Construction & Mining Group of $9 million and $8 million for the three months ended September 30, 1996 and 1995 and $24 million and $23 million for the nine months ended September 30, 1996 and 1995.


4.	Acquisitions:

	On August 8, 1996, C-TEC announced a plan to rescind the sale of Residential Communications Network to RCN and acquire the assets of
Liberty from RCN Corporation, ("RCN"), a subsidiary of KDG, and merge those operations with C-TEC.  This action coincided with C-TEC's decision to close discussions concerning the sale of its cable television unit.
C-TEC agreed to exercise its option to unwind the agreement to sell to
RCN its other non-core assets.   On August 30, C-TEC paid RCN $58.3 million,
 representing the cost of RCN's investment in Liberty and Residential Communications Network and interest of $1.7 million.


5.	Investments:

	In February 1996, the Company exercised 1.5 million CalEnergy options at a price of $9 per share. In September 1996, the Company converted its $66 million of 9.5% Convertible Subordinated Debentures into 3.6 million shares of CalEnergy common stock. These transactions increased the Company's ownership interest in CalEnergy to 28%.

PETER KIEWIT SONS', INC.

Notes to Consolidated Condensed Financial Statements

5.         Investments:

On October 15, 1996, the Company exercised 3.3 million CalEnergy options at a price of $12 per share. This transaction brought the Company's ownership interest to 32%. In addition, the Company has 1 million options to purchase additional CalEnergy stock at $11.625 per share that expire in 2001.

6.	Other Matters:

	At a meeting held October 25, 1996, the Company's Board of Directors directed management to pursue a listing of the Company's Class D stock on a major securities exchange or the NASDAQ National Market as soon as practical during 1998. The Board does not foresee circumstances under which the Company would list the Class D stock prior to 1998. The Board believes that a listing will provide the Company with a capital structure more suitable for the further development of the Diversified Group's business plan. It would also provide liquidity for Class D shareholders without impairing the Company's capital base.

	The Board's action does not ensure that a listing of Class D stock will occur in 1998, or at any time. The Board could delay or abandon plans to list the stock if it determined that such action would be in the best interests of all the Company's shareholders. In addition, the Company's ability to list Class D stock will be subject to factors beyond its control, including the laws, regulations, and listing eligibility criteria in affect at the time a listing is sought, as well as stock market conditions at the time. Furthermore, the Board might decide to couple the listing of Class D stock with a public offering of newly-issued Class D shares in order to raise additional capital for the Diversified Group. Such an offering could delay or alter the listing plan.

	At the October meeting, the Company's Board of Directors also declared dividends of $.70 per share for Class B and Class C Stock and $.50 per share for Class D Stock, payable on January 4, 1997 to shareholders of record on January 3, 1997.

	On October 28, 1996, CE Electric UK plc ("CE Electric"), made an unsolicited $1.2 billion offer to acquire Northern Electric plc ("Northern"), a regional electricity distribution and supply company in the United Kingdom. CE Electric is owned 70% by CalEnergy and 30% by a
KDG subsidiary.      Subsequent to the offer, CE Electric has acquired
approximately 30% of Northern's shares in open-market transactions. If the acquisition is completed, CE Electric will fund the acquisition with a combination of bank borrowings and capital provided by its shareholders.

	In 1994, several former shareholders of a subsidiary of MFS Communications Company, Inc. ("MFS") filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. Plaintiffs allege that MFS fraudulently concealed material information from them, causing them to sell their shares of the subsidiary to MFS at an inadequate price. The lawsuit was settled in July, 1996. KDG had previously agreed to indemnify MFS against any liabilities arising from this lawsuit. The settlement, net of reserves established, did not materially affect the Company's financial position or results of operations.

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

Results of Operations-  Third Quarter 1996 vs. Third Quarter 1995

Revenue from each of the Company's business segments for the three months ended September 30, comprised the following (in millions):

                                            					  1996			  1995

                  	Construction		                 $  602  	$  686
                  	Mining			                          65	      59
	                  Telecommunications	               	90      	85
	                  Other                    			       13	       9
                                                  ------    -----
				                                              $  770  	$  839
                                                  ======   ======


Construction. Construction revenue decreased 12% in the third quarter of 1996 compared to the third quarter of 1995. This is a result of several major projects being completed during the third quarter of 1996. In addition, several large projects awarded in 1996 are in the early phases of construction and have not contributed significantly to revenue.

Contract backlog at September 30, 1996 was $2.4 billion, of which 6% is attributable to foreign operations, principally, Canada, the Philippines and Indonesia. Projects on the west coast account for 43% of the total backlog. Contract backlog at September 30, 1995 was $2.2 billion.

Gross margin on construction contracts increased to 11% from 10% during the same period in 1995. Increased operational efficiencies, primarily on joint venture projects, favorably affected construction margins. In addition, the growing materials market continued to have a positive impact on margins.

Mining. Mining revenue for the third quarter of 1996 was $6 million greater than in the third quarter of 1995. Slightly higher alternate coal sales and greater spot coal shipments offset the lack of precious metal sales which were essentially liquidated during 1995. Coal revenue increased primarily due to the additional alternate source coal needs, of a primary customer and several new spot coal contracts awarded in 1996.

Operating margins were the same in both time periods. The lack of lower margin precious metals sales and the increase in higher margin alternate source coal sales were mitigated by higher shipments of low margin spot coal.

Telecommunications. Telecommunications revenue increased 6% in 1996 compared to 1995. Revenue for C-TEC's cable group increased $5 million or 15% for the three months ended September 30, 1996 compared to the same period in 1995. Increases in subscribers, primarily in its Pennsylvania market, and the consolidation of Mercom since August 1995, contributed to the improved revenue figures. C-TEC's telephone group experienced a $3 million or 9% increase in revenue. Strong access line growth from second-line promotions and growth in access minutes along with increases in Internet access and video conferencing revenues primarily accounted for the revenue increase.

PETER KIEWIT SONS', INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations-  Third Quarter 1996 vs. Third Quarter 1995

The cost of telecommunications revenue increased 13% in 1996. The cable group's additional Mercom subscribers, higher programming license fees and the additional amortization and depreciation expense from the Mercom consolidation were primarily responsible for the increase. Software expenses due to the expansion of existing telephone services and the costs associated with the increase in access lines and the nonregulated services, Internet access and video conferencing, contributed to the increase in the telephone group's costs.

C-TEC also announced that RCN Inc., a competitive provider of local, long distance telephone, video and Internet services, has taken several significant steps to quickly and efficiently deploy a full package of services to residential customers in Boston and New York. In September, RCN announced a partnership with Boston Edison to utilize their fiber optic network to deliver its communications package to the Boston area. This partnership will complement RCN's alliance with MFS to utilize their network in downtown Boston. In October, RCN signed an agreement with DirecTV to deliver direct broadcast satellite service to multiple dwelling units in New York City. RCN has also signed comprehensive interconnection agreements with NYNEX and Bell Atlantic to allow RCN to interconnect with the local exchange networks at fully reciprocal and identical rates.

General and Administrative Expenses. General and administrative expenses in 1996 were consistent with those in 1995. The additional costs associated with the development of the RCN business in New York and Boston and the consolidation of Mercom since August 1995 were offset by lower C-TEC professional fees.

Investment Income, net. Investment income increased 14% for the third quarter of 1996 compared to 1995. Improvements in the results of the Company's equity method investees, particularly CalEnergy, and a decline in the international development expenses were partially offset by fewer gains on the sale of marketable securities.

Interest Expense, net. The interest expense on the privately owned toll road debt, which was capitalized in 1995, and C-TEC's preferred stock which began accruing interest in 1996 are primarily responsible for the increase in interest expense.

Other, net. Other income in 1996 primarily relates to gains on sales of operating assets. The losses in 1995 also include performance based expenditures of $16 million and costs incurred related to the spin-off of MFS of $4 million.

Equity Loss in MFS. MFS is a leading provider of communications services to business. The Company spun-off its investment in MFS to Class D stockholders on September 30, 1995. Prior to the spin-off, the Company included its proportionate share of MFS' losses in the statement of earnings. The significant initial development and roll out expenses associated with expansion activities adversely affected MFS' 1995 results.

Benefit (Provision) for Income Taxes. The effective income tax rate in 1996 differs from the expected statutory rate of 35% primarily due to state income taxes. The effective income tax rate for 1995 differs primarily due to $93 million of income tax benefits from the reversal of certain deferred tax liabilities recognized on gains from previous MFS stock transactions that were no longer payable due to the tax-free spin-off of MFS, partially offset by the net operating loss deduction limitations on losses generated by MFS.

PETER KIEWIT SONS', INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Nine Months 1996 vs. Nine Months 1995

Revenue from each of the Company's business segments for the nine months ended September 30 comprised the following (in millions):

                                        					  1996			  1995

                    	Construction		          	$ 1,667	 $ 1,652
	                    Mining				                   183	     186
	                    Telecommunications			        273	     237
	                    Other              				       34	      24
                                              -------  -------
					                                         $ 2,157		$ 2,099
                                              =======  =======


Construction. Construction and materials revenues increased by $15 million or 1% during the first nine months of 1996 compared to the same period in 1995. The increase in materials sales, due to more favorable weather and market conditions, contributed largely to the increase.

Gross margins on construction and materials projects increased to 9% for the first nine months of 1996 versus 8% for the same time period in 1995.

Mining. Mining revenue decreased $3 million in the first three quarters of 1996 from the same period in 1995. This decrease was the net result of lower precious metal sales in 1996 which were essentially liquidated in 1995, partially offset by higher alternate source coal and spot coal sales.

Operating margins in the first nine months of 1996 increased 3% when compared to 1995. A decrease in lower-margin precious metal sales in 1996 and higher alternate source coal sales combined to increase margins.

Telecommunications. Telecommunications revenue increased 15% in 1996 compared to 1995. Revenue for C-TEC's cable group increased $29 million or 33% for the first nine months of 1996 compared to the same period in 1995. The consolidations of Twin County and Mercom and subscriber growth in its Pennsylvania market contributed to the improved revenue figure. C-TEC's telephone group experienced a $8 million or 9% increase in revenue. Strong access line growth from second-line promotions and growth in access minutes along with increases in Internet access and video conferencing revenues primarily accounted for the revenue increase.

The cost of telecommunications revenue increased 23% in 1996. The cable group's increase is attributable to higher programming expenses and the costs attributable to consolidation of Mercom and Twin County, including
amortization and depreciation expense.   Programming expense increased
primarily due to license fee increases, subscriber growth and channel additions. The primary reasons for the increase in the telephone group's costs were higher payroll expense and fees associated with the provision of internet access services and with consulting services for a variety of other regulatory and operational matters. Additionally, materials expense increased in connection with higher video conferencing system sales.

PETER KIEWIT SONS', INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine Months 1996 vs. Nine Months 1995

General and Administrative Expenses.  General and administrative expenses
increased 12% in 1996  compared to 1995.   Costs associated with the
development of the RCN business in New York and Boston, the professional fees required to explore C-TEC restructuring alternatives, the consolidation of Twin County and Mercom results, and the commencement of operations at the privately owned toll road in southern California, all contributed to the increase in general and administrative expenses.

Investment Income, net. Investment income increased 28% for the nine months ended September 30, 1996 compared to the same period in 1995. Increases in gains on the sale of marketable securities, equity earnings primarily from CalEnergy, and interest income were partially offset by a slight decline in dividend income.

Interest Expense, net. The interest expense on the toll road debt, which was capitalized in 1995, and C-TEC's preferred stock which began accruing interest in 1996 are primarily responsible for the 20% increase in interest expense.

Other, net.   Other income in 1996 primarily relates to gains on sales of operating assets. Other income in 1995 also includes Whitney Benefit proceeds, the Kinross transaction gain, performance based expenditures and costs related to the spin-off of MFS.

Benefit (Provision) for Income Taxes. The effective income tax rate in 1996 differs from the expected statutory rate of 35% primarily due to state income taxes. The effective income tax rate for 1995 differs primarily due to $93 million of income tax benefits from the reversal of certain deferred tax liabilities recognized on gains from previous MFS stock transactions that were no longer payable due to the tax-free spin-off of MFS, partially offset by the net operating loss deduction limitations on losses generated by MFS.



PETER KIEWIT SONS', INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - September 30, 1996 vs. December 30, 1995

The Company's working capital decreased $17 million or 2% during the first nine months of 1996. The decrease was mainly due to cash used to fund investing and financing activities partially offset by cash provided by operations.

Investing activities include $96 million of investments and $138 million of capital expenditures, including $14 million for the construction of a privately owned toll road. The investments primarily include KDG's $4 million investment in a Philippine power project, $37 million investment in three Indonesian power projects, the exercise of CalEnergy options to purchase CalEnergy stock for $14 million, and C-TEC's $27 million outlay for Liberty. These capital outlays were partially offset by $31 million of net proceeds from the sale of marketable securities and $25 million of proceeds from the sale of property, plant and equipment and other assets.

Financing sources include $27 million for the issuance of Class C Stock, $16 million of long-term debt borrowings for the construction financing of a privately owned toll road and $19 million of C-TEC borrowings from its revolving credit agreement. Financing uses primarily consisted of $45 million for the repayment of short-term borrowings, C-TEC's $34 million outlay for the payment of long-term debt, $15 million for stock repurchases and $25 million of cash dividends.

The Company anticipates making significant investments in its construction, infrastructure, telecommunications and energy businesses - including its joint venture agreement with CalEnergy covering international power project development activities - and searching for opportunities to acquire businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchases of the Company's stock. The Company's current financial condition and borrowing capacity should be sufficient for immediate operating and investing activities.

In October, the Company's Board of Directors declared dividends of $.70 per share for Class B and Class C Stock and $.50 per share for Class Class D Stock, payable on January 4, 1997 to shareholders of record on January 3, 1997.

On August 8, 1996, C-TEC announced a plan to rescind the 1996 sale of Residential Communications Network to RCN and acquire the assets of Liberty Cable from RCN and merge those operations with C-TEC. This action coincides with C-TEC's decision to close discussions concerning the sale of its cable television unit. C-TEC has also agreed in principle to exercise its option to unwind the agreement to sell to RCN its other non-core
assets.   On August 30, C-TEC paid RCN $58.3 million, representing the cost of
RCN's investment in Liberty and Residential Communications Network and interest of $1.7 million. C-TEC will continue to explore ways to increase its profitability and value which could include a restructuring transaction.

PETER KIEWIT SONS', INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - September 30, 1996 vs. December 30, 1995

On October 28, 1996 CE Electric UK plc made an unsolicited $1.2 billion offer to acquire Northern Electric plc, a regional electricity distribution and supply company in the United Kingdom. CE Electric is owned 70% by CalEnergy and 30% by a KDG subsidiary. Subsequent to the offer, CE Electric has acquired approximately 30% of Northern's shares in open-market transactions. If the acquisition is completed, CE Electric will fund the acquisition with a combination of bank borrowings and capital provided by its shareholders.

At a meeting held October 25, 1996, the Company's Board of Directors directed management to pursue a listing of the Company's Class D stock on a major securities exchange or the NASDAQ National Market as soon as practical during 1998. The Board does not foresee circumstances under which the Company would list the Class D stock prior to 1998. The Board believes that a listing will provide the Company with a capital structure more suitable for the further development of the Diversified Group's business plan. It would also provide liquidity for Class D shareholders without impairing the Company's capital base.

	The Board's action does not ensure that a listing of Class D stock will occur in 1998, or at any time.  The Board could delay or abandon plans to list the stock if it determined that such action would be in the best interests of all the Company's shareholders.  In addition, the Company's ability to list Class
D stock will be subject to factors beyond its control, including the laws, regulations, and listing eligibility criteria in affect at the time a listing is sought, as well as stock market conditions at the time.  Furthermore, the
Board might decide to couple the listing of Class D stock with a public offering of newly-issued Class D shares in order to raise additional capital for the Diversified Group. Such an offering could delay or alter the listing plan



			         PETER KIEWIT SONS', INC.

PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

	MFS Litigation.

	In 1994, several former shareholders of a subsidiary of MFS Communications Company, Inc. ("MFS") filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. Plaintiffs allege that MFS fraudulently concealed material information from them, causing them to sell their shares of the subsidiary to MFS at an inadequate price. The lawsuit was settled in July 1996. KDG had previously agreed to indemnify MFS against any liabilities arising from this lawsuit. The settlement, net of reserves established, did not materially affect the Company's financial position or results of operations.


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
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

(b) Report on Form 8-K filed October 30, 1996 reported CE Electric UK plc's unsolicited offer to purchase Northern Electric plc for $1.2 billion.


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			PETER KIEWIT SONS', INC.


Dated:November  14, 1996		\s\ Richard R. Jaros
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