Form 10-K
period 1996-12-28
KIEWIT PETER SONS INC
filed 1997-03-28
CIK 794323

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


                               FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended                                  Commission File
December 28, 1996                                          Number 0-15658


                         PETER KIEWIT SONS', INC.
            (Exact name of registrant as specified in its charter)

Delaware                                                   47-0210602
(State of Incorporation)                                   (I.R.S. Employer)
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

                         Class C Common Stock, par value $.0625
                         Class D Common Stock, par value $.0625

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

    The registrant's stock is not publicly traded, and therefore there is no ascertainable aggregate market value of voting stock held by nonaffiliates.

    As of March 15, 1997, the number of outstanding shares of each class of the Company's common stock was:

                         Class C  -   9,262,707
                         Class D  -  24,483,786

Portions of the Company's definitive Proxy Statement for the 1997
Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K.



                             TABLE OF CONTENTS

                                                                  Page

Item 1. Business ....................................               1

Item 2. Properties .....................................

Item 3. Legal Proceedings.................................

Item 4. Submission of Matters to a Vote of Security Holders
        Executive Officers of the Registrant....

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.........

Item 6. Selected Financial Data..............................

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations....

Item 8. Financial Statements and Supplementary Data..................

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...

Item 10.Directors and Executive Officers of the Registrant...........

Item 11.Executive Compensation...............................

Item 12.Security Ownership of Certain Beneficial Owners and
        Management.............

Item 13.Certain Relationships and Related Transactions...............

Item 14.Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K..............

Index to Financial Statements and Financial Statement Schedules of
Registrant........

                                 PART I

ITEM 1.  BUSINESS

     Peter Kiewit Sons', Inc. (the "Company") is one of the largest construction contractors in North America and also owns energy, telecommunications, and infrastructure businesses. The Company pursues these activities through two subsidiaries, Kiewit Construction Group Inc. ("KCG") and Kiewit Diversified Group Inc. ("KDG"). The organizational structure is shown by the following chart.

     Peter Kiewit Sons', Inc.
      Kiewit Construction Group Inc.
        Construction Operations
        Materials Operations

      Kiewit Diversified Group Inc.
       PKS Information Services, Inc.
        Kiewit Energy Group Inc.
         Kiewit Coal Properties Inc.
         CalEnergy Company, Inc.(30%)
         International Energy
         C-TEC Corporation (62%)
         Infrastructure Projects

     The Company has two principal classes of common stock, Class C Construction & Mining Group stock and Class D Diversified Group stock. The value of Class C stock is linked to the Company's construction and materials operations. The value of Class D stock is linked to the operations of Kiewit Diversified Group, under the terms of the Company's charter (see Item 5 below). All Class C shares and most Class D shares are owned by current employees of the Company; almost all of the remaining Class D shares are owned by former employees and family members. The Company was incorporated in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. The Company entered the coal mining business in 1943 and the telecommunications business in 1988. In 1995, the Company distributed to its Class D stockholders all its shares of MFS Communications Company, Inc. ("MFS") (which later merged into WorldCom Inc.). Through subsidiaries, the Company owns 62% of the voting stock of another telecommunications company, C-TEC Corporation ("C-TEC"), and now owns 30% of the voting stock of CalEnergy Company, Inc. ("CalEnergy"). C-TEC and CalEnergy are publicly traded companies and more detailed information about each of them is contained in their separate Forms 10-K.

     The Company also files as exhibits to this Form 10-K, Financial Statements and Other Information for each of the Construction & Mining Group (Exhibit 99.A) and Diversified Group (Exhibit 99.B). These exhibits generally follow the format of Form 10-K and consist of separate financial statements for each Group and excerpts of other information from this Form 10-K pertaining to each Group.

     The Company reports financial information about four business segments: construction, coal mining, energy generation and distribution, and telecommunications. Additional financial information about these segments, including revenue, operating earnings, equity earnings, identifiable assets, capital expenditures, and depreciation, depletion and amortization, as well as foreign operations information, is contained in Note 3 to the Company's consolidated financial statements.



                         KIEWIT CONSTRUCTION GROUP
                          CONSTRUCTION OPERATIONS

     The construction business is conducted by operating subsidiaries of Kiewit Construction Group Inc. (collectively, "KCG"). KCG and its joint ventures perform construction services for a broad range of public and private customers primarily in the United States and Canada. New contract awards during 1996 were distributed among the following construction markets: transportation (including highways, bridges, airports, railroads, and mass transit) -- 45%, dams and reservoirs -- 17%, commercial buildings -- 16%, sewage and waste disposal -- 12%, power, heat, cooling - 4%, water supply -- 2%, and mining -- 2%.

     As a general contractor, KCG is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with terms, plans, and specifications. KCG plans and schedules the projects, procures materials, hires workers as needed, and awards subcontracts. KCG generally requires performance and payment bonds or other assurances of operational capability and financial capacity from its subcontractors.

     Contract Types. KCG's public contracts generally provide for the payment of a fixed price for the work performed. Profit is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount. Construction contracts generally provide for progress payments as work is completed, with a retainage to be paid when performance is substantially complete. Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion. KCG's private contracts are of three types: fixed price, guaranteed maximum, and cost plus. Under a "guaranteed maximum" contract, the contractor and owner share in savings if costs are less than the maximum price. Under a "cost plus" contract, the contractor is reimbursed for its costs and also receives a flat fee or a fee based on a percentage of its costs.

     Government Contracts. Public contracts accounted for 79% of the combined prices of contracts awarded to KCG during 1996. Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Most public contracts are subject to termination at the election of the government. In the event of termination, the contractor is entitled to receive the contract price on completed work and payment of termination related costs.

     Backlog.   At the end of 1996, KCG had backlog (anticipated
revenue from uncompleted contracts) of $2.3 billion, an increase from $2.0 billion at the end of 1995. Of current backlog, $700 million is not expected to be completed during 1997. In 1996 KCG was low bidder on 284 jobs with total contract prices of $1.8 billion, an average price of $6.4 million per job. There were 15 new projects with contract prices over $25 million, accounting for 45% of the successful bid volume.

     Competition. A contractor's competitive position is based primarily on its prices for construction services and its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power. In 1996 Engineering News Record, a construction trade publication, ranked KCG as the 9th largest U.S. contractor in terms of 1995 revenue and 11th largest in terms of 1995 new contract awards. It ranked KCG 1st in the transportation market and 1st in the heavy construction category, in terms of 1995 revenue. The U.S. Department of Commerce reports that the total value of construction put in place in 1996 was $569 billion. KCG's U.S. revenues for the same period were $2.0 billion, or 0.4% of the total domestic market.

     Joint Ventures.   KCG enters into joint ventures to
efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. KCG prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture's profits and losses and usually has a controlling vote in joint venture decision making. In 1996 KCG derived 75% of its joint venture revenue from sponsored joint ventures and 25% from non-sponsored joint ventures. KCG's share of joint venture revenue accounted for 30% of its 1996 total revenue.

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

     Locations.   KCG structures its construction operations around
19 principal operating offices located throughout the U.S. and Canada, with headquarters in Omaha, Nebraska. Through its decentralized system of management, KCG has been able to quickly respond to changes in the local markets. At the end of 1996, KCG had current projects in 32 states and 6 provinces. KCG also participates in the construction of geothermal power plants in the Philippines and Indonesia.

     Properties.   KCG has 19 district offices, of which 15 are in
owned facilities and 4 are leased. KCG owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries. Since construction projects are inherently temporary and location-specific, KCG owns approximately 800 portable offices, shops, and transport trailers. KCG has a large equipment fleet, including approximately 3,000 trucks, pickups, and automobiles, and 1,500 heavy construction vehicles, such as graders, scrapers, backhoes, and cranes.


                       MATERIALS OPERATIONS

     Several KCG subsidiaries, primarily in Arizona and Oregon, produce construction materials, including ready-mix concrete, asphalt, sand and gravel. KCG also has quarrying operations in New Mexico and Wyoming, which produce landscaping materials and railroad ballast.


                     KIEWIT DIVERSIFIED GROUP

                          COAL MINING

     KDG is engaged in coal mining through its subsidiary, KCP. KCP has a 50% interest in three mines, which are operated by KCP. Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Union Pacific Resources Group Inc. Walnut Creek Mining Company ("Walnut Creek") is a general partnership with Phillips Coal Company, a subsidiary of Phillips Petroleum Company. The Decker Mine is located in southeastern Montana, the Black Butte Mine is in southwestern Wyoming, and the Walnut Creek Mine is in east-central Texas.

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

     Customers.   The coal is sold primarily to electric utilities,
which burn coal in order to produce steam to generate electricity. Approximately 92% of sales are made under long-term contracts, and the remainder are made on the spot market. Approximately 80%, 80%, and 71% of KCP's revenues in 1996, 1995, and 1994, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). The primary customer of Walnut Creek is the Texas-New Mexico Power Company.

     Contracts.   Customers enter into long-term contracts for coal
primarily to secure a reliable source of supply at a predictable price. KCP's major long-term contracts have remaining terms ranging from 1 to 31 years. A majority of KCP's long-term contracts provide for periodic price adjustments. The price is typically adjusted through the use of various indices for items such as materials, supplies, and labor. Other portions of the price are adjusted for changes in production taxes, royalties, and changes in cost due to new legislation or regulation, and in most cases, such cost items are directly passed through to the customer as incurred. In most cases the price is also adjusted based on the heating content of the coal.

     Decker has a sales contract with Detroit Edison Company which provides for the delivery of a minimum of 42 million tons of low sulphur coal during the period 1997 through 2005, with annual shipments ranging from 5.2 million tons in 1997 to 1.7 million tons in 2005.

     KCP and its mining ventures have entered into various agreements with Commonwealth Edison Company ("Commonwealth") which stipulate delivery and payment terms for the sale of coal. The agreements as amended provide for delivery of 100 million tons during the period 1997 through 2014, with annual shipments ranging from 1.8 million tons to 13.1 million tons. These deliveries include 20 million tons of coal reserves previously sold to Commonwealth. Since 1993, the amended contract between Commonwealth and Black Butte provides that Commonwealth's delivery commitments will be satisfied, not with coal produced from the Black Butte mine, but with coal purchased from three unaffiliated mines in the Powder River Basin of Wyoming. The contract amendment allows Black Butte to purchase alternate source coal at a price below its production costs, and to pass the cost savings through to Commonwealth while maintaining the profit margins available under the original contract.

     The contract between Walnut Creek and Texas-New Mexico Power Company provides for delivery of between 42 and 90 million tons of coal during the period 1989 through 2027. The actual tons provided will depend on the number of power units constructed and operated by TNP. The maximum amount KCP is expecting to ship in any one year is between 1.6 and 3.2 million tons.

     KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, Solvay Minerals, Pacific Power &
Light, Minnesota Power, and Mississippi Power, that provide for the delivery of approximately 18 million tons through 2005.

     Coal Production.   Coal production began at the Decker, Black
Butte, and Walnut Creek mines in 1972, 1979, and 1989, respectively. KCP's share of coal mined in 1996 at the Decker, Black Butte, and Walnut Creek mines was 5.5, 0.9, and 1.0 million tons, respectively.

     Revenue.  KCP's total revenue in 1996 was $234 million.
Revenue attributable to the Decker, Black Butte, and Walnut Creek entities was $113 million, $101 million, and $18 million, respectively.

     Under a 1992 mine management agreement, KCP pays a KCG subsidiary an annual fee equal to 30% of KCP's adjusted operating income. The fee in 1996 was $37 million.

     Backlog.   At the end of 1996, the backlog of coal to be sold
under KCP's long-term contracts was approximately $1.6 billion, based on December 1996 market prices. Of this amount, $206 million is expected to be sold in 1997.

     Reserves.   At the end of 1996, KCP's share of assigned coal
reserves at Decker, Black Butte, and Walnut Creek was 118, 40, and 32 million tons, respectively. Of these amounts, KCP's share of the committed reserves of Decker, Black Butte, and Walnut Creek was 51.9, 3.6, and 23.8 million tons, respectively. Assigned reserves represent coal which can be mined using KCP's current mining practices. Committed reserves (excluding alternate source coal) represent KCP's maximum contractual amounts. These coal reserve estimates represent total proved and probable reserves.

     Leases.   The coal reserves and deposits of the mines are held
pursuant to leases with the federal government through the Bureau of Land Management, with two state governments (Montana and Wyoming), and with numerous private parties.

     Competition.   The coal industry is highly competitive.  KCP
competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 1995, KCP's production represented 1.4% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors.
For example, recent "clean air" laws may stimulate demand for low sulphur coal. KCP's western coal reserves generally have a low sulphur content (less than one percent) and are currently useful principally as fuel for coal-fired steam-electric generating units.

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

     Environmental Regulation.   The Company is required to comply
with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses in 1996 was $5 million. KCP's share of accrued estimated reclamation costs was $99 million at the end of 1996. The Company does not expect to make significant capital expenditures for environmental compliance in 1997. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors in the mining industry are similarly affected by such laws.



                       CALENERGY COMPANY, INC.

     CalEnergy develops, owns, and operates electric power production facilities, particularly those using geothermal resources, in the United States, the Philippines, and Indonesia.
In December 1996, CalEnergy and KDG acquired Northern Electric plc, an English electric utility company. CalEnergy is a Delaware corporation formed in 1971 and has its headquarters in Omaha, Nebraska. CalEnergy common stock is traded on the New York, Pacific, and London Stock Exchanges. In 1996, CalEnergy had revenue of $576 million and net income of $92 million. At the end of 1996, CalEnergy had total assets of $5.7 billion, debt of $3.0 billion, and stockholders' equity of $881 million.

     Kiewit's Share. At the end of 1996, KDG owned approximately 30% of the common stock of CalEnergy. Under generally accepted accounting principles, an investor owning between 20% and 50% of a company's equity, generally uses the equity method. Under the equity method, KDG reports its proportionate share of CalEnergy's earnings, even though it has received no dividends from CalEnergy. KDG keeps track of the carrying value of its CalEnergy investment. "Carrying value" is the purchase price of the investment, plus the investor's proportionate share of the investee's earnings, less the amortized portion of goodwill, less any dividends paid. KDG purchased most of its CalEnergy shares at a premium over the book value of CalEnergy's underlying net assets. This premium will be amortized over a period of 20 years. The current carrying value of KDG's CalEnergy shares is $292 million. KDG owns 19.2 million CalEnergy common shares, which had a market value of $644 million, based on the 1996 year-end price of $33.50 per share on the New York Stock Exchange.

     During 1996, KDG converted $66 million of CalEnergy debentures into 3.6 million CalEnergy shares and purchased 4.8 million shares for $53 million (by exercising 1.5 million options at $9 per share and 3.3 million options at $12 per share). KDG retains one million options to purchase CalEnergy stock at $11.625 per share. These options expire in 2001.

     Acquisitions. In the last two years, CalEnergy has made three significant acquisitions, in addition to the recent $1.3 billion acquisition of Northern Electric plc (described below). In January 1995, CalEnergy acquired Magma Power Company ("Magma"), a publicly-traded United States independent power producer, for approximately $958 million. The Magma acquisition, combined with CalEnergy's previously existing assets, made CalEnergy the largest independent geothermal power producer in the world today (based on CalEnergy's estimate of electric generating capacity in operation and under construction). In April 1996, CalEnergy completed the buy-out for approximately $70 million of its partner's interests in four electric generating plants in Southern California. In August 1996, CalEnergy acquired Falcon Seaboard Resources, Inc. for approximately $226 million, thereby acquiring significant ownership in three natural gas-fired electric cogeneration facilities located in New York, Texas and Pennsylvania and a related gas transmission pipeline.

     Power Generation Projects. Power generation facilities are measured in terms of megawatts (MW) of net electric generating capacity. Most of CalEnergy's facilities are co-owned and CalEnergy's fractional ownership interest can be expressed in terms of MWs. CalEnergy has projects in three stages: operational (and managed by CalEnergy), under construction (and financed), and developmental (with executed and awarded power sales contracts). CalEnergy owns (I) 1,309 MW in 20 operating facilities with 3,201 MW of capacity, (ii) 314 MW in 5 projects under construction, with 564 MW of capacity, and (iii) 573 MW in 6 development stage projects, with 1,260 MW of capacity. KDG has a separate ownership interest in some of the international projects. KDG owns (i) 87 MW in the projects in operation, (ii) 159 MW in the projects under construction, and (iii) 458 MW in the Indonesian development stage projects.

     Operations -- U.S. Geothermal Plants. Most of CalEnergy's operating revenues come from geothermal power plants in Southern California, three in the Coso area and eight in the Imperial Valley. CalEnergy has ownership interests of 46%, 48%, and 50% in the three Coso plants. Following the 1996 acquisition of the remaining 50% interests in four Imperial Valley projects for $70 million, CalEnergy is now the full owner of the eight Imperial Valley projects. Operations of the Salton Sea Unit IV in the Imperial Valley began in 1996, following completion of construction.

     These twelve geothermal plants have certain common features. CalEnergy is the operator of each plant. Each plant has a long-term contract to supply electric power to Southern California Edison Company ("Edison"). The agreements provide for both capacity payments and energy payments for a term of between 20 and 30 years. During the first ten years, energy payments are based on a pre-set schedule. Thereafter, while the basis for the capacity payment remains the same, the required energy is Edison's then-current published "avoided cost of energy" as determined by the California Public Utility Commission. The initial ten-year periods expire beginning in 1996 for the first plant and in 2000 for the last plant. CalEnergy cannot predict the likely level of Edison's avoided cost of energy prices at the expiration of the fixed-price periods, but it is currently substantially below the current energy prices under CalEnergy's contracts. For 1996, the time period-weighted average of Edison's avoided cost of energy was 2.5 cents per kWh, compared to CalEnergy's comparable selling price for energy of 11.3 cents per kWh. Thus, the revenue generated by each of CalEnergy's facilities is likely to decline significantly after the expiration of the fixed-price period.

     CalEnergy also owns and operates two geothermal operating plants, one each in Utah and Nevada.

     Operations -- U.S. Gas-Fired Plants. In August 1996 CalEnergy completed the acquisition of Falcon Seaboard Resources, Inc., including its ownership interest in three operating gas-fired cogeneration plants located in New York, Texas and Pennsylvania and a related natural gas pipeline, also located in New York, for a cash purchase price of $226 million. The three cogeneration facilities total 520 MW in capacity and sell power under long-term power purchase agreements. CalEnergy also owns and operates a 50 MW gas-fired cogeneration facility in Yuma, Arizona.

     Operations -- Philippines Geothermal.

            Upper Mahiao.

     Construction of the Upper Mahiao Project was completed in June 1996. The project operating company is receiving full capacity payments under the "take or pay" provisions of the contract pending completion by the national power company of a full transmission line. The plant is presently delivering up to 40 MW over interim transmission lines.

     In 1994, construction began on the Upper Mahiao Project, a 119 gross MW geothermal project on the Philippine island of Leyte. The project was built by and is owned and operated by CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), a Philippine corporation owned by CalEnergy. The project will sell 100% of its capacity on a "take-or-pay" basis to PNOC-Energy Development Corporation ("PNOC"), which will in turn sell the power to the National Power Corporation of the Philippines ("NPC"), for distribution to the island of Cebu, located 40 miles west of Leyte. NPC is the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. The project was started by Magma, prior to its acquisition by CalEnergy. KDG has no separate ownership interest in this project and KCG was not involved in construction.

     The total project cost was $218 million. A consortium of international banks provided approximately $162 million in project-financed construction loans, supported by political risk insurance from the Export-Import Bank of the United States ("Ex-Im Bank"). The construction loan is expected to be converted to a term loan promptly after NPC completes the full capacity transmission line, which is expected to occur in 1997. The largest portion of the term loan for the project will also be provided by Ex-Im Bank. CalEnergy's equity contribution to the project is $56 million. Subject to the pledge of the project company's stock to the lenders, CalEnergy has arranged for political risk insurance of its equity investment through Overseas Private Investment Corporation ("OPIC"). The financing is collateralized by all the assets of the project.

     Under the terms of an energy conversion agreement (the "ECA"), executed in September 1993, CE Cebu will own and operate the project for ten years, after which the facility will be transferred to PNOC at no cost. The project is located on land provided by PNOC at no cost. CE Cebu will take geothermal steam and fluid, also provided by PNOC at no cost, and convert its thermal energy into electrical energy to be sold to PNOC on a "take-or-pay" basis. Specifically, PNOC will be obligated to pay for the electric capacity, even if PNOC is unable to accept delivery of the electricity. PNOC will pay to CE Cebu a capacity fee (which, at the plant's design capacity, is approximately 95% of total contract revenues) and an energy fee based on the electricity actually delivered to PNOC (approximately 5% of total contract revenues). The capacity fee serves to recover the capital costs of the project, to recover fixed operating costs, and to cover return on investment. The energy fee is designed to cover all variable operating and maintenance costs of the power plant. Payments under the ECA will be denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the energy fee, which will be used to pay Philippine peso-denominated expenses. Significant portions of the fees will be indexed to U.S. and Philippine inflation rates.
PNOC's obligations are supported by the Philippine government through a performance undertaking.


               Malitbog.

     In 1994, CalEnergy started construction of the Malitbog Project, a 216 net MW geothermal project consisting of three 72 net MW units, located on the island of Leyte. The project is being built, and will be owned and operated by Visayas Geothermal Power Company ("VGPC"), which is wholly owned by CalEnergy. Unit I of the Malitbog facility was "deemed complete" by PNOC in July 1996, meaning that construction of the first 72 net MW unit was completed on time but the required transmission line was not completed and provided to VGPC. During deemed completion, PNOC is required to pay, and in fact has been paying, capacity fees under the "take or pay" provisions of the contract. VGPC is selling 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC, which will in turn sell the power to NPC. This project was started by Magma, prior to its acquisition by CalEnergy. KDG has no separate ownership interest in this project and KCG has not participated in construction.

     The Malitbog Project has a total project cost of approximately $280 million, including interest during construction and project contingency costs. A consortium of international banks and OPIC have provided a total of $210 million of construction and term loan facilities, the $135 million international bank portion of which is supported by political risk insurance from OPIC. CalEnergy's equity contribution to VGPC was $70 million. CalEnergy's equity participation is covered by political risk insurance from OPIC.

     Units II and III of the Malitbog Project are being constructed by Sumitomo Corporation, of Japan, pursuant to a fixed-price, date-certain, turnkey supply and construction contract. Commercial operation of Units II and III are scheduled to commence in July 1997. The Malitbog ECA is similar to the Upper Mahiao ECA described above. All facilities (Units I, II, and III) will be transferred to PNOC ten years after commercial operations begin on Unit III.

     Operations -- England.  See discussion under heading
"International Energy -- Northern Electric Acquisition" below.

     Construction -- Philippines and Indonesia. See discussion of the Mahanagdong, Casecnan, and Dieng projects under the heading
"International Energy" below.

     Geothermal power production process. Until 1996, almost all of CalEnergy's projects were geothermal projects. The following is a summary of the geothermal power production process. First, the developer locates suitable geothermal resources, drills test wells, secures permits, negotiates long-term power contracts with an electric utility, and arranges financing. Second, the project is constructed. Third, the facility is operated and maintained. Project revenues from the sale of electricity are applied to operating costs, rent or royalties, and principal and interest payments on debt incurred for acquisition and construction costs. Geothermal resources suitable for commercial extraction require an underground water reservoir heated to high temperatures.
Production wells are drilled to release the heated fluid under high pressure. Wells are usually located within one or two miles of the power plant. From well heads, fluid flows through pipelines to a series of separators where it is separated into water, brine, and steam. The steam is passed through a turbine which drives a generator to generate electricity. Once the steam has passed through the turbine, it is then cooled and condensed back into water which is reinjected through wells back into the geothermal reservoir. Under proper conditions, the geothermal power is a renewable energy source, with minimal emissions compared to fossil fuel power plants. The utilization of geothermal power is preferred by certain governments in order to minimize the import (e.g., the Philippines), or maximize the export (e.g., Indonesia) of hydrocarbons. Geothermal power facilities presently enjoy federal tax benefits and favorable utility regulatory treatment in the United States.



                       INTERNATIONAL ENERGY

     KDG is an investor with CalEnergy in power projects in the Philippines and Indonesia and in an electric utility company in England. In each case, KDG has a direct equity interest and also benefits indirectly as a 30% stockholder in CalEnergy.

     KDG and CalEnergy have a joint venture agreement regarding international energy projects. If both KDG and CalEnergy agree to participate in a project, they will share equally development costs and equity required for financing the project. On a project by project basis, CalEnergy will be the development manager, managing partner and/or project operator. The agreement expires in 2001.

Mahanagdong.

     In 1994 construction began on the Mahanagdong Project, a 165 gross MW geothermal project on the Philippine island of Leyte. The project will be built, owned and operated by CE Luzon Geothermal Power Company, Inc. ("CE Luzon"), a Philippine corporation that during construction is owned 50% by CalEnergy and 50% by KDG.
After construction, another industrial company has an option to buy up to a 10% financial interest in CE Luzon. The project will sell 100% of its capacity on a "take-or-pay" basis to PNOC, which will in turn sell the power to NPC, for distribution to the island of Leyte.

     The total project cost is $320 million, including interest during construction, project contingency costs and a debt service reserve fund. The capital structure consists of a project financing construction and term loan of $240 million provided by OPIC, Ex-Im Bank, and a consortium of international banks, and approximately $80 million in equity contributions. KDG and CalEnergy must make equity contributions of $40 million each. KDG and CalEnergy have arranged for political risk insurance on their equity investments through OPIC. Political risk insurance from Ex-Im Bank has been obtained for the commercial lenders. The financing is collateralized by all of the assets of the project. The project is being constructed by KCG under fixed-price, date-certain, turnkey supply and construction contracts. Completion of construction is expected during 1997.

     The terms of an energy conversion agreement (the "ECA") are substantially similar to those of the Upper Mahiao ECA, described above. The ECA provides for an approximately three-year construction period and a ten-year operations period. At the end of the operations period, the facility will be transferred to PNOC at no cost. All of PNOC's obligations under the Mahanagdong ECA are supported by the Philippine government through a performance undertaking. The capacity fees are expected to be approximately 97% of total revenues at the design capacity levels and the energy fees are expected to be approximately 3% of total revenues.

Casecnan.

     In November 1995, CE Casecnan Water and Energy Company, Inc., a Philippine corporation ("CE Casecnan") started construction on a combined irrigation and 150 gross MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the Philippine island of Luzon. The project will include diversion structures in the Casecnan and Denip Rivers that will divert water into a 14 mile long tunnel. The tunnel will transfer the water from the Casecnan and Denip Rivers into the Pantabangan Reservoir for irrigation and hydroelectric use in the Central Luzon area. An underground powerhouse at the end of the water tunnel will house a power plant with 150 MW capacity. A two mile long tailrace tunnel will deliver water from the water tunnel and the new powerhouse to the Pantabangan Reservoir.

     The project is being developed under a project agreement between CE Casecnan and the National Irrigation Administration ("NIA").
CalEnergy and KDG have minimum and maximum ownership interests in CE Casecnan of 35% to 50% each. Two other shareholders, who have no financial commitments and will not participate in construction or operations, may receive interests of as much as 15% each, depending on projected returns from the project.

     The total project cost is $495 million, funded by bonds issued by CE Casecnan of $371 million and equity contributions of $62 million each from KDG and CalEnergy. KDG also holds $20 million of the project bonds. Under the project agreement, CE Casecnan developed, financed, and is constructing the project over an originally estimated four-year construction period, and will thereafter own and operate the project for a 20-year operations period. During the operating period, NIA is obligated to accept all deliveries of water and energy, and NIA will pay the CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity, regardless of the amount of water or electricity actually delivered. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount. NIA will sell the electric energy it purchases to NPC. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The guaranteed fees for the delivery of water and energy are expected to provide approximately 70% of CE Casecnan's revenues. At the end of the 20-year period, the project will be transferred to NIA and NPC for no additional consideration on an "as is" basis. The Philippine government has provided a performance undertaking under which NIA's obligations under the project agreement are guaranteed by the full faith and credit of the Philippine government.

     The Casecnan project is being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering &
Construction Co. Ltd. ("HECC"), (together "Contractor") both of which are South Korean corporations and are under common ownership and control. The contractors' obligations under the construction contract are guaranteed by Hanbo Iron & Steel Company, Ltd. ("Hanbo Steel"), a large South Korean steel company. In addition, the contractor's obligations are secured by an unconditional, irrevocable, standby letter of credit issued by Korea First Bank ("KFB") in the approximate amount of $118 million. In January 1997, Hanbo
Corporation, HECC and Hanbo Steel each filed to seek bankruptcy protection in Korea. KFB's credit rating has been downgraded because of the substantial loans it has made to Hanbo
Steel. Casecnan has recently received confirmation from HECC that it intends to fully perform its obligations under the contract.
However, although HECC is currently performing the work, there can be no assurance that it will remain able to perform fully its obligations under the contract.

     KFB has recently reconfirmed to Casecnan that it will honor its obligations under the letter of credit. Casecnan is presently reviewing its rights, obligations and potential remedies in respect of the recent developments regarding the Contractor and KFB and is presently unable to speculate as to the ultimate effect of such developments on the Casecnan project.

     If the Contractor were to materially fail to perform its obligations under the contract and if KFB were to fail to honor its obligations under the letter of credit, such actions could have a material adverse effect on the Casecnan project. However, based on information currently available, KDG does not believe its investment is impaired.

Dieng.

     In December 1994, Himpurnia California Energy Ltd. ("HCE") executed a joint operation contract (the "JOC") for the development of the geothermal steam field and geothermal power facilities at the Dieng geothermal field, located in Central Java (the "Dieng Project") with Pertamina, the Indonesian national oil company, and executed a "take-or-pay" energy sales contract (the "ESC") with both Pertamina and PLN, the Indonesian national electric utility. HCE and an Indonesian partner formed a joint venture to develop the Dieng Project. CalEnergy, KDG, and the Indonesian partner have 47%, 47%, and 6% interests, respectively, in the Dieng Project.

     Pursuant to the JOC and ESC, Pertamina has granted to HCE the geothermal field and wells and other facilities presently located thereon and the HCE will build, own, and operate the production units. HCE will accept the field operation responsibility for developing and supplying the geothermal steam and fluids required to operate the plants. The JOC is structured as a build-own-transfer agreement and will expire (subject to extension by mutual agreement) on the date which is the later of (i) 42 years following effectiveness of the JOC and (ii) 30 years following the start of commercial generation of the final unit completed. Upon the expiration of the JOC, all facilities will be transferred to Pertamina at no cost. HCE is required to pay Pertamina a production allowance equal to three percent of HCE's net operating income from the Dieng Project, plus a further amount based upon the negotiated value of existing Pertamina geothermal production facilities that are expected to be made available by Pertamina.

     Pursuant to the ESC, PLN agreed to purchase and pay for all of the project's capacity and energy output on a "take-or-pay" basis regardless of PLN's ability to accept such energy made available from the Dieng Project for a term equal to that of the JOC. The price paid for electricity includes a base energy price for electricity the plants deliver or are "capable of delivering," whichever is greater. Energy price payments are also subject to adjustment for inflation. PLN will also pay a capacity payment based on plant capacity. All such payments are payable in U.S. dollars.

     Construction by KCG and CalEnergy of an initial 55 MW unit began in 1996 and completion is scheduled for late 1997. The total project cost of Dieng Unit I is $160 million, including equity contributed by KDG and CalEnergy of $20 million each. Construction loan financing of $120 million was closed in October 1996; $86 million from Credit Suisse and $34 million by an entity owned equally by KDG and CalEnergy. Of the latter amount, KDG and CalEnergy furnished $5 million each in 1996 and expect to furnish additional funds in 1997. The Dieng field has been explored domestically for over 20 years and CalEnergy has been active in the area for more than five years. Pertamina has drilled a total of 27 wells to date. CalEnergy has a significant amount of data, which it believes to be reliable as to the production capacity of the field. However, a number of significant steps, both financial and operational, must be completed before the Dieng Project can proceed further. These steps, none of which can be assured, include completing the drilling of wells and the constructing of the plant for Dieng Unit I and obtaining required regulatory permits and approvals, completing the well testing, entering into a construction agreement and other project contracts, and arranging financing for the other units at Dieng. Up to three additional units at Dieng are planned, for which KDG has incurred $16 million in development costs. It is anticipated that most of the capital needed to construct and operate the Dieng projects and the development stage projects described below will be raised by project-financed debt, i.e. the loans will be repaid from revenues generated by the output of the plants.

Development Stage Projects.

     Patuha. CalEnergy and KDG are co-developing a geothermal power plant at the Patuha geothermal field in Java, Indonesia. They intend to proceed on a modular basis similar to the Dieng Project, with an aggregate capacity of up to 400 MW. The total cost is estimated to be $1 billion. The Patuha Project remains subject to a number of significant uncertainties, as described above in connection with the Dieng Project, and there can be no assurance that the Patuha Project will proceed or reach commercial operation.

     Bali. CalEnergy and KDG are co-developing geothermal resources on the island of Bali, Indonesia. They intend to proceed on a modular basis similar to the Dieng Project, with an aggregate capacity of up to 400 MW. The total cost of the Bali project is estimated to be $1 billion. CalEnergy presently intends to begin well testing and exploration in early 1997 and expects to commence construction of the first unit in 1998. CalEnergy presently intends to develop the Bali Project and other possible projects in Indonesia using a structure similar to that contemplated for the Dieng Project. The Bali Project remains subject to a number of significant uncertainties, as described above for the Dieng Project, and there can be no assurance that the Bali Project will proceed or reach commercial operation. KDG has already incurred $17 million in development costs for the Patuha and Bali projects.


Northern Electric Acquisition.

     In the fall of 1996, CalEnergy and KDG took the first steps toward expanding their international power businesses beyond the power generation business through a tender offer for Northern Electric plc by CE Electric UK plc, which is 70% owned by CalEnergy and 30% owned by KDG. In December, CE Electric acquired majority ownership of Northern Electric. The total amount expected to be paid for all Northern Electric's shares is approximately $1.32 billion. CE Electric expects to acquire all the shares by the end of March 1997. As of March 1997, CalEnergy and KDG have made equity contributions to CE Electric of $410 million and $176 million, respectively. The remaining funds necessary to complete the acquisition will be provided under a term loan and revolving credit facility.

     Northern Electric is one of the twelve regional electricity companies created by the privatization of the electricity industry in the United Kingdom in 1990. Since the regional electric companies were privatized, all but one has been acquired by companies, primarily from the United States, attracted both by the regional electricity business and the strategic opportunity to participate in a deregulated electricity market in advance of the coming deregulation of the electricity distribution markets in the United States and worldwide. Northern Electric is primarily engaged in the distribution and supply of electricity in its authorized franchise area in northeast England. The area covers 5,560 square miles with a population of 3.2 million people. The head office is at Newcastle upon Tyne. For its fiscal year ended March 1996, Northern had net assets of $432 million (pound 276 million) and operating revenue of $1.4 billion (pound 902 million).

     As noted above, CalEnergy and KDG expect to learn much through Northern Electric about deregulated power markets. Northern Electric provides expertise in supply, distribution, and marketing in such markets. These capabilities may provide CalEnergy and KDG with an early competitive advantage in preparing for electricity deregulation in the United States and foreign markets. The acquisition further diversifies CalEnergy and KDG's energy businesses in terms of location, type, risks, and earnings streams.


                          C-TEC CORPORATION

     C-TEC is a diversified international telecommunications and high technology company with interests in local telephone, long-distance telephone, cable television, and engineering and
communications services.   C-TEC is a Pennsylvania corporation and
has its headquarters in Princeton, New Jersey. C-TEC common stock is traded on the NASDAQ National Market System and the Class B Stock is quoted on NASDAQ and traded over the counter. In 1996 C-TEC had revenue of $367 million, EBITDA (earnings before, interest, taxes, depreciation and amortization) of $134 million, and net income of $8 million. At year-end 1996, C-TEC had total assets of $917 million, long-term debt of $205 million, and common stockholders' equity of $377 million. The five operating divisions of C-TEC and their 1996 revenues are: C-TEC Cable Systems ($160 million), Commonwealth Telephone Company ($139 million), Commonwealth Long Distance ($35 million), Commonwealth Communications ($29 million), and RCN Telecom Services ($4 million).

     Kiewit's Share. In 1993 KDG purchased a controlling interest in C-TEC. Through a subsidiary, KDG owns 42% of the outstanding shares of C-TEC common stock and 66% of the C-TEC Class B common stock. Holders of common stock are entitled to one vote per share; holders of Class B stock are entitled to 15 votes per share. KDG thus owns 48% of the outstanding shares, but is entitled to 62% of the available votes. Since KDG has voting control, KDG must consolidate C-TEC within its financial statements. On KDG's balance sheet, each asset and liability of C-TEC is added to the similar items for the rest of KDG. The 52% of C-TEC that it does not own is subtracted as a single item ("minority interest") on KDG's balance sheet. KDG keeps track of the carrying value of its C-TEC investment. "Carrying value" is the purchase price of shares plus the investor's proportionate share of the investee's earnings less the amortized portion of goodwill less any dividends paid. KDG's investment in C-TEC has a carrying value of $355 million.
The 1996 year-end public market value of KDG's 13.3 million shares of C-TEC (at $23 5/8 per share of common and Class B stock) was $315 million.

     C-TEC Cable Systems. C-TEC Cable Systems is a cable television operator with cable television systems located in New York, New Jersey, Michigan, and Pennsylvania. The company owns and operates cable television systems serving 338,000 customers and is the majority owner and manager of cable television systems with an additional 40,000 customers, ranking it among the top 25 multiple system operators in the United States. The company must periodically seek renewal of franchise agreements from local government authorities. To date, all of Cable Systems' franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. Competition for the Cable Systems' services traditionally has come from providers of broadcast television, video rentals, and direct broadcast satellite received on home dishes. Future competition is expected from telephone companies.

     Commonwealth Telephone Company. Commonwealth Telephone Company is a Pennsylvania public utility providing local telephone service to a 19 county, 5,067 square mile service territory in Pennsylvania. The telephone company services 240,000 main access lines, an increase of 5.7% over 1995. The company also provides network access, long distance, and billing and collection services to interexchange carriers. The telephone company's business customer base is diverse in size as well as industry, with very little concentration. The ten largest business customers combined account for only 2.3% of revenue, with the largest single customer accounting for only about 0.5%. The telephone company sought and was granted status as a rural telephone company with respect to the provisions of the Telecommunications Act of 1996. This status will afford limited protection to the company's primarily rural customer base from a rapid transition to local exchange competition. In January 1997, the Pennsylvania Public Telephone Commission approved the company's "Petition for Alternative Regulation and Network Modernization Plan," which will allow the company to move from traditional rate of return regulation to a price cap formula in return for a commitment to network modernization.

     Commonwealth Long Distance. Commonwealth Long Distance operates principally in Pennsylvania. The company began operations in 1990 by servicing the local service area of the Commonwealth Telephone Company. In 1992 and 1993, sales offices were opened in other areas of Pennsylvania. During 1996, the company statewide certification and is also certified now in 47 states. The company provides switched services, is a reseller of several types of services, and employs the networks of several long distance providers on a wholesale basis.

     Commonwealth Communications. Commonwealth Communications Inc. provides telecommunications engineering and facilities management services to large corporate clients, hospitals and universities throughout the Northeastern United States and sells, installs and maintains PBX systems in Pennsylvania and New Jersey. Commonwealth Communications also provides cable and data network engineering and project management of network construction. This group is being combined with Commonwealth Telephone Company and will focus on the Eastern Pennsylvania market.

     RCN Telecom Services. RCN Telecom Services provides local and long distance telephone service, video programming and internet access to households located in New York City and Boston. RCN currently has 417 signed building access agreements which represent 82,733 households located in high density housing such as co-ops, condominiums and apartment complexes in the Boston and New York markets. RCN has 36,545 video programming customers, 2,968 telephone customers and 58 Internet customers in these two markets. RCN also has 4,474 video programming customers at the University of Delaware.

     RCN's New York system operates two cable programming delivery systems - one that is fiber-based and one that uses a microwave network acquired from Liberty Cable in New York in March 1996. The fiber-based customers are served by facilities of MFS. Telephone service in New York is provisioned on the fiber-based network and through the resale of the NYNEX network.

     RCN's Boston system operates primarily on a fiber-based network obtained from MFS and provides both telephone and cable programming over this network. In December, RCN signed an agreement forming a joint venture with Boston Edison under which the joint venture will use and expand upon Boston Edison's 200 mile fiber optic network to reach a market of approximately 650,000 customers throughout the Greater Boston area. The joint venture will offer bundled telecommunications services.

     RCN New York and the RCN Joint Venture with Boston Edison were granted Open Video Systems certification from the Federal Communications Commission ("FCC") in February 1997. This certification allows RCN to deliver video services in New York City and Boston based on the Telecommunications Act of 1996. Prior to this certification, RCN offered video services using MFS' network. RCN's telephone service is regulated by the States of New York and Massachusetts and the FCC. In New York, RCN is certified to provide competitive local exchange services and to resell long distance services. In Massachusetts, RCN is registered to offer local exchange carrier services and to resell long distance. RCN also has authority from the FCC to offer international service.

     RCN is a competitor to the incumbent telephone and cable television companies, primarily NYNEX, Time Warner Cable and Cablevision Systems.

     C-TEC International. In January 1995, C-TEC purchased a 40% equity position in Megacable, S.A. de C.V., Mexico's second largest cable television operator, currently serving 174,000 subscribers in 12 cities.

     Regulation. The Federal Telecommunications Act of 1996 established a framework for deregulation of the communications industry. The Act should stimulate growth and competition in virtually every component of the communications industry. The FCC and state regulators must work out the specific implementation process. Companies are permitted to combine historically separate lines of business into one, and provide combined services in markets of their own choice. In addition, there will be relief from the earnings restrictions and price controls that have governed the local telephone business for many years and were imposed on the cable industry in 1992 by the Federal Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"). The rate regulation provisions of the 1992 Act have not had a materially adverse effect on C-TEC's financial condition and results of operations. With the passage of the 1996 Act, all cable systems rates ore deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever comes sooner. C-TEC anticipates that certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce future operating margins.

     Restructuring Plans. C-TEC pursued a restructuring plan in 1996 that would have involved the sale of its cable television businesses to a third party, but abandoned that plan when it could not negotiate an attractive transaction due to the depressed market for cable TV properties. C-TEC has instead announced a plan in February 1997 to divide itself into three separate publicly held companies:

          CTCo, containing the Commonwealth Telephone Company and
           Commonwealth Communications Inc.;
          C-TEC Michigan, containing the cable television operations in
           Michigan; and
          RCN Corporation, which will consist of RCN Telecom Services;
           cable television operations in New York, New Jersey, and Pennsylvania; and C-TEC International.

C-TEC believes that investors and the market are more likely to understand and properly value three separate businesses than the current combined company. The plan is contingent upon receiving a favorable IRS ruling on the tax-free nature of the spin-offs. If the reorganization and spin-offs occur, KDG will own less than 50% of the outstanding shares voting rights of each of the three companies, and will account for each company using the equity method of accounting. (See Note 20 to the Company's consolidated financial statements for balance sheets and earnings statements of the Company presented as if equity method accounting for the Company's investment in C-TEC had been used in prior years.)



                         OTHER BUSINESSES

PKS INFORMATION SERVICES, INC.

     PKS Information Services, Inc. ("PKSIS"), provides computer operations outsourcing and systems integration services to customers on an international basis. PKSIS provides its outsourcing services to firms that desire to focus resources on their core businesses, while avoiding the capital and overhead costs of operating their own computer centers. Systems integration services help customers define, develop, and implement cost-effective information systems. PKSIS signed six new computer outsourcing contracts, and three contract extensions with existing customers, during 1996. The systems integration business was awarded several new contracts to develop and support customers' mainframe and client/server applications, and to convert customers' source code to make it century date compliant.

     PKSIS opened a software engineering center at the National Technological Park of Limerick, Ireland to undertake large scale development projects, system conversions, and code restructuring and software re-engineering. PKSIS also purchased LexiBridge Corporation of Shelton, Connecticut. LexiBridge's combination of workbench tools and methodology provides a complete strategy for converting mainframe-based application systems to client/server architecture, while ensuring year 2000 compliance. In 1996, 91% of PKSIS' revenue was from external customers and the remainder was from affiliates.

SR91 TOLLROAD.

     KDG has invested $12 million for a 65% interest in California Private Transportation Company, L.P. which developed, financed, and currently operates the 91 Express Lanes, a ten mile, four lane tollroad in Orange County, California. The fully automated highway uses an electronic toll collection system and variable pricing to adjust tolls to demand. Capital costs at completion were $130 million, $110 million of which was funded with limited recourse debt. Revenue collected over the 35-year franchise period is used for operating expenses, debt repayment, and profit distributions. The tollroad opened in December 1995 and achieved operating break-even in 1996. Over 80,000 customers have registered to use the tollroad and weekday volumes exceed 26,000 vehicles per weekday.

UNITED INFRASTRUCTURE COMPANY.

     UIC is an equal partnership between Kiewit Infrastructure Corp., a wholly owned subsidiary of KDG, and Bechtel Infrastructure Enterprises, Inc. UIC was formed in 1993 to develop North American infrastructure projects. During 1996, UIC began to focus primarily on water infrastructure projects, principally through U.S. Water, a partnership formed with United Utilities PLC, a U.K. company. U.S. Water has acquired the concession to operate facilities at North Brunswick, New Jersey, and is actively pursuing similar concessions nationwide. KDG has invested $8 million through UIC in U.S. Water. KDG has also invested $3 million through UIC in Airport Group International Inc. to develop airport privatization projects.

KIEWIT MUTUAL FUND.

     Kiewit Mutual Fund, a registered investment company, was formed in 1994. Initially formed to manage the Company's internal investments, shares in Kiewit Mutual Fund are now available for purchase by the general public. The Fund's investors currently include individuals and unrelated companies, as well as Kiewit-affiliated joint ventures, pension plans, and subsidiaries. Kiewit Mutual Fund has six series: Money Market Portfolio, Government Money Market Portfolio, Short-Term Government Portfolio, Intermediate-Term Bond Portfolio, Tax-Exempt Portfolio, and the Equity Portfolio. In February 1997, the Fund adopted a master-feeder structure. Each of the Portfolios invests in a corresponding series of the Kiewit Investment Trust, which now manages the underlying securities holdings. The structure will allow smaller mutual funds and institutional investors to pool their assets with Kiewit Investment Trust, providing lower expense ratios for all participants. The registered investment adviser of Kiewit Investment Trust is Kiewit Investment Management Corp., a subsidiary of KDG (60%) and KCG (40%). At the end of 1996, Kiewit Mutual Fund had net assets of $883 million.

OTHER

     In February 1997, KDG purchased an office building in Aurora, Colorado for $21 million. By investing in real estate, KDG defers taxes on a portion of the $40 million of taxable gain otherwise recognizable with respect to the Whitney Benefits litigation settlement in 1995. KDG may make additional real estate investments in 1997 with a view toward deferring the balance of that taxable gain. KDG has also made investments in several development-stage companies, but does not expect earnings from these companies in 1997.

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

     Employees. At the end of 1996, the Company and its majority-owned subsidiaries employed approximately 14,000 people -- 11,200 in construction and materials operations, 520 by coal mining companies, 1,900 at C-TEC, 340 at PKSIS, and 30 in corporate positions. This does not include the 4,400 employees of CalEnergy and Northern Electric plc.

ITEM 2.     PROPERTIES.

     The properties used in the construction segment are described under a separate heading in Item 1 above. Properties relating to the Company's coal mining segment are described as part of the general business description of the coal mining business. The properties of the energy generation and distribution segment are described as part of the general business description of the CalEnergy and International Energy projects. The properties of the telecommunications segment include those of C-TEC's Commonwealth Telephone Company (switching centers, cables and wires connecting the telephone company to its customers, and other telephone instruments and equipment), C-TEC Cable Systems (head-end, distribution and subscriber equipment), and various office and storage buildings. The Company considers its properties to be adequate for its present and foreseeable requirements.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                   EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below shows information as of March 15, 1997 about each executive officer of the Company, including his business experience during the past five years (1992-1997). The Company considers its executive officers to be its directors who are employed by the Company or one of its subsidiaries. The Company's directors and officers are elected annually and each was elected on June 8, 1996 to serve until his successor is elected and qualified or until his death, resignation or removal.

                                                                 PKS Director
Name                 Business Experience (1992-1997)       Age      Since

Walter Scott, Jr.    Chairman of the Board and President,
                     PKS                                    65      1964

William L. Grewcock  Vice Chairman, PKS                     71      1968

Robert E. Julian     Chairman, PKSIS (since 1995)           57      1987
                     Executive Vice President; PKS
                     (1992-1995)  Chief Financial
                     Officer, PKS (1992-1995)
                     Treasurer, PKS (1992-1993)

Kenneth E. Stinson   Executive Vice President, PKS          54      1987
                     Chairman (since 1993) and CEO
                     (since 1992) of KCG

Richard Geary        Executive Vice President, KCG;         62      1988
                     President, Kiewit Pacific Co.

Leonard W. Kearney   Vice President, KCG;                   56      1989
                     President, Kiewit Western Co.
                     President, Kiewit Construction Company
                     (1992-1996)

Richard R. Jaros     Executive Vice President, PKS
                     (since 1993)                           45      1993
                     Chief Financial Officer, PKS
                     (since 1995)  President, KDG
                     (since 1996)  President and COO
                     of CE (1992-1993)
                     Vice President, PKS (1992)

George B. Toll, Jr.  Executive Vice President, KCG
                     (since 1994)                           60      1993
                     Vice President, Kiewit Pacific Co.
                     (1992-1994)

Richard W. Colf      Vice President, Kiewit Pacific Co.     53      1994

Bruce E. Grewcock    Executive Vice President, KCG
                     (since 1996)                           43      1994
                     Chairman, KMG (since 1996)
                     President, KMG (1992-1996)
                     Sr. Vice President, KMG (1992)

Tait P. Johnson      President (1992-1996) and              47      1995
                     sole Director (since 1992) of
                     Gilbert Southern Corp.


                                 PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.

     Market Information.   There is no established public trading
market for the Company's common stock. However, the Company is generally required to repurchase shares at a formula price upon demand.

     Company Repurchase Duty. Under the Company's Certificate of Incorporation effective January 1992, the Company has three classes of common stock: Class B Construction & Mining Group Nonvoting Restricted Redeemable Convertible Exchangeable Common Stock ("Class B"), Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C"), and Class D Diversified Group Convertible Exchangeable Common Stock ("Class D"). There are no outstanding Class B shares; the last Class B shares were converted into Class D shares on January 1, 1997.
Class C shares can be issued only to Company employees and can be resold only to the Company at a formula price based on the year-end book value of the Construction & Mining Group. The Company is generally required to repurchase Class C shares for cash upon stockholder demand. Class D shares have a formula price based on the year-end book value of the Diversified Group. The Company must generally repurchase Class D shares for cash upon stockholder demand at the formula price, unless the Class D shares become publicly traded.

     Formula values. The formula price of the Class D shares is based on the book value of Kiewit Diversified Group Inc. and its subsidiaries, plus one-half of the book value, on a stand-alone basis, of the parent company, Peter Kiewit Sons', Inc. The formula price of the Class C shares is based on the book value of Kiewit Construction Group Inc. and its subsidiaries, plus one-half of the
book value of the unconsolidated parent company.   A significant
element of the Class C formula price is the subtraction of the book value of property, plant, and equipment used in construction activities ($106 million in 1996).

     Conversion. Under the Company's Certificate of Incorporation, Class C shares are convertible into Class D shares at the end of each year. Between October 15 and December 15 of each year a Class C stockholder may elect to convert some or all of his or her shares. Conversion occurs on the following January 1. The conversion ratio is the relative formula prices of Class C and Class D shares determined as of the last Saturday in December, i.e. the last day in the Company's fiscal year. Class D shares may be converted into Class C shares only as part of an annual offering of Class C shares to employees. Instead of purchasing the offered shares for cash, an employee owning Class D shares may convert such shares into Class C shares at the applicable conversion ratio.

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

     D Stock Listing. In October 1996, the Company's Board of Directors directed management to pursue a listing of Class D stock on a major securities exchange or the NASDAQ National Market as soon as practical during 1998. The Board does not foresee circumstances under which the Company would list the Class D stock prior to 1998. The Board believes that a listing will provide the Company with a capital structure more suitable for the further development of KDG's business plan. It would also provide liquidity for Class D shareholders without impairing the Company's capital base.

     The Board's action does not ensure that a listing of Class D stock will occur in 1998, or at any time. The Board could delay or abandon plans to list the stock if it determined that such action would be in the best interests of all the Company's shareholders. In addition, the Company's ability to list Class D stock will be subject to factors beyond its control, including the laws, regulations, and listing eligibility criteria in effect at the time a listing is sought, as well as stock market conditions at the time. Furthermore, the Board might decide to couple the listing of Class D stock with a public offering of newly-issued Class D shares in order to raise additional capital for KDG. Such an offering could delay or alter the listing plan.

     Dividends and Prices.   During 1995 and 1996 the Company
declared or paid the following dividends on its common stock. The table also shows the stock price after each dividend payment or other valuation event.


                            Dividend
Dividend       Dividend       Per                  Price               Stock
Declared        Paid         Share      Class     Adjusted             Price

Oct. 21, 1994  Jan. 5, 1995   $0.45      C        Dec. 31, 1994       $25.55
Apr. 28, 1994  May 1, 1995     0.45      C        May 1, 1995          25.10
Oct. 27, 1995  Jan. 5, 1996    0.60      C        Dec. 30, 1995        32.40
Apr. 26, 1996  May 1, 1996     0.60      C        May 1, 1996          31.80
Oct. 25, 1996  Jan. 4, 1997    0.70      C        Dec. 28, 1996        40.70

                                         D        Dec. 31, 1994        60.25
Sep. 25, 1995* Sep. 30, 1995* 19.85*     D        Sep. 30, 1995        40.40
Oct. 27, 1995  Jan. 5, 1996    0.50      D        Dec. 30, 1995        49.50
Oct. 25, 1996  Jan. 4, 1997    0.50      D        Dec. 28, 1996        54.25

 * MFS Spin-off (see Note 6 to the Company's consolidated financial statements).

The Company's current dividend policy is to pay a regular dividend on Class C shares of about 15% to 20% of the prior year's ordinary earnings of the Construction & Mining Group, with any special dividends to be based on extraordinary earnings. Although the Board of Directors announced in August 1993 that the Company did not intend to pay regular dividends on Class D shares in the foreseeable future, the Board declared a special dividend of $0.50 per Class D share in both October 1995 and 1996.

     Stockholders.   On March 15, 1997, the Company had the
following numbers of stockholders and outstanding shares for each class of its common stock:

            Class        Stockholders       Shares Outstanding

              B                 0                       0
              C             1,120               9,262,707
              D             1,846              24,483,786




ITEM 6.  SELECTED FINANCIAL DATA.

                         PETER KIEWIT SONS', INC.
                    SELECTED CONSOLIDATED FINANCIAL DATA

The Selected Financial Data of Peter Kiewit Sons', Inc., the Kiewit Construction & Mining Group ("B&C Stock") and the Kiewit Diversified Group ("D Stock") appear below and on the next three pages. The consolidated data of PKS are presented below with the exception of per common share data which is presented in the Selected Financial Data of the respective groups.

(dollars in millions,                      Fiscal Year Ended
 except per share amounts)    1996      1995      1994     1993      1992

Results of Operations:

  Revenue (1)               $  2,904  $  2,867   $  2,700  $  2,050 $  1,918
  Earnings from continuing
    operations                   221       244        110       261      162
  Net earnings (2)               221       244        110       261      181

Financial Position:

  Total assets (1)             3,548     3,451      4,504     3,634    2,549
  Current portion of
   long-term debt (1)             57        42         33        15        3
  Long-term debt, less
   current portion (1)           332       370        908       462       30
  Stockholders' equity (3)     1,819     1,607      1,736     1,671    1,458


(1) In September 1995, the Company dividended its investment in MFS to Class D shareholders. MFS' results of operations have been classified
       as a single line item on the statements of earnings.   MFS is
       consolidated in the 1992-1994 balance sheets.

       In October 1993, the Company acquired 35% of the outstanding shares of C-TEC Corporation that had 57% of the available voting rights. On December 28, 1996 the Company owned 48% of the outstanding shares and 62% of the voting rights.

       In January 1994, MFS, issued $500 million of 9.375% Senior Discount
       Notes.

(2) In 1993, through two public offerings, the Company sold 29% of its subsidiary, MFS, resulting in a $137 million after-tax gain. In 1995 and 1994, additional MFS stock transactions resulted in $2 million and $35 million after-tax gains to the Company and reduced its ownership in MFS to 66% and 67%.

 (3) The aggregate redemption value of common stock at December 28, 1996 was $1.7 billion.

                       KIEWIT CONSTRUCTION & MINING GROUP
                            SELECTED FINANCIAL DATA


The following selected financial data for each of the years in the period 1992 to 1996 have been derived from audited financial statements. The historical financial information for the Kiewit Construction & Mining and Kiewit Diversified Groups supplements the consolidated financial information of PKS and, taken together, includes all accounts which comprise the corresponding consolidated financial information of PKS.


(dollars in millions,          Fiscal Year Ended
 except per share amounts)  1996       1995      1994       1993       1992

Results of Operations:

 Revenue                  $  2,286   $  2,330  $  2,175   $  1,783   $  1,675
 Net earnings                  108        104        77         80         82

Per Common Share:

 Net earnings                10.13       7.78      4.92       4.63       4.48
 Dividends (1)                1.30       1.05      0.90       0.70       0.70
 Stock price (2)             40.70      32.40     25.55      22.35      18.70
 Book value                  51.02      42.90     31.39      27.43      23.31

Financial Position:

 Total assets                1,036        977       963        889        862
 Current portion of
  long-term debt                 -          2         3          4          2
 Long-term debt, less
  current portion               12          9         9         10         12
 Stockholders' equity (3)      562        467       505        480        437


(1)    The 1996, 1995, 1994 and 1993 dividends include $.70, $.60, $.45 and
       $.40 for dividends declared in 1996, 1995, 1994 and 1993, respectively, but paid in January of the subsequent year.

(2) Pursuant to the Certificate of Incorporation, the stock price calculation is computed annually at the end of the fiscal year.

(3) Ownership of the Class B&C Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the stock. PKS is generally committed to purchase all Class B&C Stock at the amount computed, when put to PKS by a stockholder, pursuant to the Certificate of Incorporation. The aggregate redemption value of the B&C Stock at December 28, 1996 was $456 million.


                           KIEWIT DIVERSIFIED GROUP
                            SELECTED FINANCIAL DATA


The following selected financial data for each of the years in the period 1992 to 1996 have been derived from audited financial statements. The historical financial information for the Kiewit Diversified and Kiewit Construction & Mining Groups supplements the consolidated financial information of PKS and, taken together, includes all accounts which comprise the corresponding consolidated financial information of PKS.

(dollars in millions,                    Fiscal Year Ended
 except per share amounts)      1996      1995     1994     1993      1992

Results of Operations:

 Revenue (1)                   $  652    $   580  $  537   $   267   $   243
 Earnings from continuing
  operations                      113        140      33       181        80
 Net earnings (2)                 113        140      33       181        99

Per Common Share:

 Earnings from continuing
  operations                     4.85       6.45    1.63      9.08      3.95
 Net earnings                    4.85       6.45    1.63      9.08      4.92
 Dividends (3)                    .50        .50       -       .50      1.95
 Stock price (4)                54.25      49.50   60.25     59.40     50.65
 Book value                     54.23      49.49   60.36     59.52     50.75

Financial Position:

 Total assets (1)               2,523      2,488   3,549     2,759     1,709
 Current portion of
  long-term debt (1)               57         40      30        11         1
 Long-term debt,
  less current portion (1)        320        361     899       452        18
 Stockholders' equity (5)       1,257      1,140   1,231     1,191     1,021

(1) In September 1995, the Group dividended its investment in MFS to Class D shareholders. MFS' results of operations have been classified as a single line item on the statements of earnings. MFS is consolidated in the 1992-1994 balance sheets.

      In October 1993, the Group acquired 35% of the outstanding shares of C-TEC Corporation that had 57% of the available voting rights. At December 28, 1996, the Group owned 48% of the outstanding shares and 62% of the voting rights.

      In January 1994, MFS issued $500 million of 9.375% Senior Discount Notes.

(2) In 1993, through two public offerings, the Group sold 29% of MFS, resulting in a $137 million after-tax gain. In 1995 and 1994, additional MFS stock transactions resulted in $2 million and $35 million after-tax gains to the Group and reduced its ownership in MFS to 66% and 67%.

(3) The 1996, 1995 and 1992 dividends include $.50 for dividends declared in 1996, 1995 and 1992 but paid in January of the subsequent year.

(4) Pursuant to the Certificate of Incorporation, the stock price calculation is computed annually at the end of the fiscal year.

(5) Unless Class D Stock becomes publicly traded, PKS is generally committed to purchase all Class D Stock at the amount computed, in accordance with the Certificate of Incorporation, when put to PKS by a stockholder. The aggregate redemption value of the Class D Stock at December 28, 1996 was $1,269 million.

















ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS 	OF OPERATIONS


	This item contains information about Peter Kiewit Sons', Inc. (the "Company") as a whole. Separate reports containing management's discussion and analysis of financial condition and results of operations for the Kiewit Construction & Mining Group and the Kiewit Diversified Group have been filed as
Exhibits 99.A and 99.B to this Form 10-K.   The Company  will furnish a copy
of such exhibits without charge upon the written request of a stockholder addressed to: Stock Registrar, Peter Kiewit Sons', Inc., 1000 Kiewit Plaza, Omaha, Nebraska 68131.

	The following discussion of Results of Operations should be read in conjunction with the segment information contained in Note 3 of the Consolidated Financial Statements.

                         Results of Operations 1996 vs. 1995

	Construction. KCG's construction operations can be separated into two components; construction and materials. Revenue from construction decreased 2% to $2,060 million in 1996. This resulted from the completion of several major projects during the year, while many new contracts were still in the start-up phase. KCG's share of joint venture revenue remained at 30% of total revenues in 1996. Contract backlog at December 28, 1996 was 2.3 billion, of which 4% is attributable to foreign operations, principally
Canada and the Philippines. Projects on the west coast account for 42% of the total backlog. Revenue from materials increased by less than 1% in 1996. Increased demand for aggregates in the Arizona market was offset by a decline in precious metal sales. KCG sold its gold and silver operation in Nevada to Kinross Gold Corporation ("Kinross") and essentially liquidated its metals inventory in 1995.

Opportunities in the construction and materials industry continue to expand along with the economy. Because of the increased opportunities, KCG is able to be selective in the construction projects it pursues. In 1996, gross margins for construction increased from 8% in 1995 to 10% in 1996. This resulted from the completion of several large projects and increased efficiencies in all aspects of the construction process. Gross margins for materials declined from 13% in 1995 to 10% in 1996. The lack of higher margin precious metals sales in 1996 combined with slightly lower construction materials margins produced the reduction in operating margin.

	Coal Mining. Revenue and net earnings improved primarily due to increases in alternate source tons sold to Commonwealth Edison
Company in 1996 and the liquidation of a captive insurance company which insured against black lung disease. Upon liquidation, KDG received a refund of premiums paid plus interest in excess of reserves established by KDG for this liability. Since 1993, the amended contract with Commonwealth provides that delivery commitments will be satisfied with coal produced by unaffiliated mines in the Powder River Basin in Wyoming. Excluding the alternate source coal sales, coal produced at KDG's mines did not change significantly from 1995 levels.
KDG expects a decline in coal revenue and earnings after 1998 as certain long-term contracts begin to expire.


	Telecommunications.  Revenue for the telecommunications segment
increased 13% to $367 million for fiscal 1996.   C-TEC's
telephone group's $10 million, or 8% increase in sales and C-TEC's cable group's $33 million or 26% increase were the primary contributors to the improved results. The increase in telephone group revenue is due to higher intrastate access revenue from the growth in access minutes, an increase of 13,000 access lines, and higher internet access and video conferencing sales. Cable group revenue increased primarily due to higher average subscribers and the effects of rate increases in April 1995 and February 1996. Subscriber counts increased primarily due to the acquisition of Pennsylvania Cable Systems, in September 1995, formerly Twin County Trans Video, Inc., and the consolidation of Mercom, Inc. since August 1995. The Pennsylvania
Cable System and Mercom account for $23 million of the increase in cable revenue in 1996 .

	The 1996 operating expenses for the telecommunications business increased $38 million or 18% compared to 1995. The telephone group experienced a 9% increase in expenses and the cable group's costs increased 31%. The increase for the telephone group is primarily attributable to higher payroll expenses resulting from additional personnel, wage increases and higher overtime. Also contributing to the increase, were fees associated with the internet access services and consulting services for a variety of regulatory and operational matters. The cable group's increase is due to increased depreciation, amortization and compensation expenses associated with the acquisition of the Pennsylvania Cable Systems and the consolidation of Mercom's operations. Also contributing to the higher costs were rate increases for existing programming and the costs for additional programming.

	General and Administrative Expenses. General and administrative expenses declined 6% to $260 million in 1996. Decreases in expenses associated with legal and environmental matters were partially offset by higher compensation and travel expenses as well as costs attributable to C-TEC and the opening of the SR91 toll road. C-TEC's corporate overhead and other costs increased approximately 13% in 1996. This increase is attributable to the costs associated with the development of the RCN business in New York and Boston, the acquisition of Pennsylvania Cable Systems, the consolidation of Mercom and the investigation of the feasibility of various restructuring alternatives to increase shareholder value.

	Equity Earnings, net. Equity earnings in 1996 improved 50% over 1995. An increase in KDG's proportionate share of CalEnergy's earnings and improvements in those earnings, totaling $10 million, along with an increase in income from KCG's investment in ME Holding, Inc. of $2 million and C-TEC's investment in Megacable S.A. de C.V. of $2 million contributed to the higher earnings. Partially offsetting those gains were losses attributable to the Casecnan project and other investments.
The Casecnan loss resulted from the variance in borrowing and investing interest rates on the funds generated by the project's debt offering in 1995.

	Investment Income, net. Investment income improved $5 million or 7% in 1996 compared to 1995. Gains on the sale of equity securities and a slight increase in interest income were primarily responsible for the improved results.

	Interest Expense, net. The increase in interest expense in 1996 is primarily attributable to the CPTC debt that was capitalized through July 1996, C-TEC's redeemable preferred stock, issued in the Pennsylvania cable acquisition, which began accruing interest in 1996, and the interest on KCG's short-term borrowings which were repaid in 1996.

	Gain on Subsidiary's Stock Transactions, net. The issuance of MFS stock for acquisitions by MFS and the exercise of MFS employee stock options resulted in a $3 million net gain to KDG in 1995. KDG recognized gains and losses from the sale and issuance of stock by MFS on the statements of earnings. With the Spin-off of MFS, these types of gains are no longer recognized for MFS transactions.

	Other, net. Other income in 1996 primarily relates to the gains on the disposition of property, plant and equipment and other assets. Other income in 1995 also included the Whitney Benefits settlement proceeds and the Kinross transaction gain.

	Income Tax (Provision) Benefit. The effective income tax rate for 1996 differs from the statutory rate of 35% primarily because of adjustments to prior year tax provisions, partially offset by state taxes and nondeductible costs associated with goodwill amortization.
In 1995, the rate was lower than 35% due primarily to $93 million of income tax benefits from the reversal of certain deferred tax liabilities originally recognized on gains from MFS stock transactions that were no longer required due to the tax-free spin-off of MFS and adjustments to prior year tax provisions.

                    	Results of Operations 1995 vs. 1994

	Construction.   Revenue for the Construction Group increased $155
million, or 7%, to $2,330 million in 1995. Revenue for the construction and materials components increased 6% and 21%, respectively, in 1995. Construction's improvement was attributable to a 32% increase in joint venture revenue which comprised 30% of the total revenue in 1995 compared to 24% in 1994. The San Joaquin Toll Road Joint Venture ("San Joaquin") in southern California contributed $225 million and $111 million to revenue in 1995 and 1994. Contract backlog at December 30, 1995 was $2 billion, of which 10% was attributable to foreign operations, principally Canada and the Philippines. Projects on the west coast accounted for 36% of the total backlog which
included San Joaquin backlog of $133 million.   San Joaquin is scheduled for
completion in 1997. The inclusion of two additional months of materials revenue generated by APAC-Arizona ("APAC") companies, which were acquired on February 28, 1994, was the primary factor resulting in the increased materials revenue.

Gross margins for KCG increased 13% in 1995. The construction and materials components each produced similar results. Construction's increased revenue, primarily from joint ventures, increased operational efficiencies and substantial claim settlements all contributed to improved results. Materials benefited from the robust demand for construction materials in Arizona and also from the operational efficiencies generated by the merger of APAC and KCG's existing materials business in Arizona. Also contributing to the higher margins was the liquidation of KCG's precious metal inventory in 1995.

	Coal Mining.    Mining revenue in 1995 decreased 4% from 1994.  Spot
sales were lower in 1995 due to reduced demand in KDG's spot coal markets because of a mild winter and high hydro-electricity generation in the western United States. Partially offsetting the decline in spot sales were higher alternate source coal sales in 1995 due to the acceleration of coal shipments to the current year from future years and the shifting of certain coal shipments from mined coal to alternate source coal.

	Direct costs, as a percentage of revenue, declined 4% in 1995. The increase in higher margin additional alternate sales and the decrease in lower margin spot coal sales contributed to the improved margins.

	Telecommunications.    With the spin-off of MFS, the telecommunications
segment consists solely of C-TEC. C-TEC's primary operations are telephone and cable. In 1995 telecommunications revenue increased 12% over 1994.
Sales of the telephone group increased $7 million to $129 million, a 6% increase over 1994. Increases in access lines for local network service and rate increases for intrastate access traffic were primarily responsible for the improvement. Sales for the cable group increased 34% to $127 million in 1995. The acquisition of Twin County Trans Video, Inc. in September, and the consolidation of Mercom, Inc.'s results since August contributed $18 million and $6 million to C-TEC's revenue in 1995.
In addition, subscriber increases of approximately 16,000 over 1994 and rate increases effective in April 1995 accounted for an $8 million increase in cable revenue. Revenues from other operating groups increased $17 million or 32% compared to 1994 primarily due to the resale of long distance telephone services to another long distance reseller, improvements in switched business, 1-800 service sales and third party revenues from C-TEC's communication services business. The arrangement with the third party reseller terminated in the second quarter of 1995. Partially offsetting C-TEC's increase in revenue was the sale of the mobile services group in 1994 which contributed $23 million in revenue that year.

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

	General and Administrative Expenses. General and administrative expenses increased 25% in 1995. Higher benefit costs attributable to the retired packaging employees, an increase in expenses for legal and environmental matters and increases in C-TEC's expenses were partially offset by lower
payroll expenses.   C-TEC's 10% increase in costs resulted primarily from
expenses associated with RCN, higher professional fees for evaluation of strategic alternatives for enhancing shareholder value and higher compensation expenses.

	Equity Earnings, net. The significant improvement in equity earnings in 1995 was primarily attributable to CalEnergy. The successful merger of Magma Energy's operations in CalEnergy in 1995 was primarily responsible for the $5 million increase in KDG's share of CalEnergy's earnings. Partially offsetting this increase was an equity loss of $3 million from C-TEC's investment in Megacable which was purchased in January 1995. Other equity investments contributed individually insignificant increases in earnings that account for the remainder of the increase.

	Investment Income, net. Investment income increased 91% to $67 million in 1995. Improvements in interest income and declines in losses on the sales of securities and international energy project development expenses all contributed to the increase in investment income. Interest earned on the Whitney Benefits settlement proceeds contributed to an increase in investment income. C-TEC's proceeds from its rights offering and the sale of its mobile services group also contributed to a higher average portfolio balance and increased interest income.

	Interest Expense, net.    Interest expense in 1995 decreased 34%
compared to 1994. The decline was primarily due to C-TEC's prepayment of senior secured notes in December 1994.

	Gain on Subsidiary's Stock Transactions, net.    The issuance of MFS
stock for acquisitions by MFS and the exercise of MFS employee stock options resulted in a $3 million net gain to KDG in 1995. In 1994, KDG settled a contingent purchase price obligation resulting from MFS' 1990 purchase of Chicago Fiber Optic Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by KDG, valued at market prices, as payment of the obligation. This transaction, along with the issuances of stock for acquisitions and employee stock options, resulted in a $54 million net gain before taxes.

	Other, net.    In 1995, other income primarily included a $21 million
gain on the exchange of KDG's gold operations in Nevada for the common stock of Kinross Gold Corporation and KDG's settlement proceeds of $135 million from the Whitney Benefits litigation. Other income also included gains and losses from the disposition of property, plant and equipment and other assets in 1995 and 1994.

	Equity Loss of MFS. The expansion activities announced in 1993 and 1995 required significant initial development and roll out expenses in advance of anticipated revenues and continued to negatively affect the operating results of MFS. After September 30, 1995, KDG no longer included MFS' results in its financial statements.

	Income Tax (Provision) Benefit.    The effective income tax rate for
1995 differs from the statutory rate of 35% due primarily to $93 million of income tax benefits from the reversal of certain deferred tax liabilities originally recognized on gains from MFS stock transactions that were no longer required due to the tax-free spin-off of MFS and adjustments to prior year tax provisions. In 1994, the rate is lower than 35% primarily due to adjustments to prior year tax provisions.

                     	Financial Condition - December 28, 1996

	Excluding C-TEC, described in a separate paragraph below, the Company's working capital, decreased $124 million or 14% during 1996. The cash flows from operations of $243 million partially offset the $384 million used in investing activities and $36 million used in financing activities.

	Investing activities include $102 million of capital expenditures, including $72 million for construction equipment and $16 million for the remaining construction costs of the SR91 toll road, and $324 million of acquisitions and investments. The investments include a $176 million investment in CE Electric, an exercise of options to purchase CalEnergy stock for $53 million and $60 million for Philippine and Indonesian power projects. These capital outlays were partially offset by $32 million of proceeds from the sale of property, plant and equipment and other assets.

	Financing sources include $19 million of long-term debt borrowings for the construction financing of the SR91 toll road and $27 million from the sale of the Company's common stock. Financing uses consisted of the repayment of $45 million of short-term borrowings, $16 million for stock repurchases and $24 million of dividends.

	C-TEC's working capital decreased $92 million or 81% in 1996. Cash provided by operations of $121 million were partially offset by $53 million used in investing activities and $41 million used in financing activities. C-TEC's significant investing activities which reduced working capital, include $87 million of capital expenditures, $27 million for the acquisition of Freedom and $74 million of net proceeds from the sale of short-term investments. It's financing activities include $19 million of long-term debt borrowings and $55 million of long-term debt payments.

	In addition to the real estate activities described below, the Company anticipates investing between $45 and $85 million annually in its construction and mining businesses. The Company is also exploring opportunities to acquire additional businesses. The Company also anticipates making significant investments in its energy and infrastructure businesses - including its joint venture agreement with CE covering international power project development activities - and searching for opportunities to acquire capital intensive businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchasing the Company's stock. The Company's current financial condition, future cash flows and borrowing capacity should be sufficient for future operating and investing activities.

      	In October 1996, the PKS Board of Directors declared dividends of $.70 and $.50 per share for Class B&C and Class D Stock, payable in January 1997.

	In February 1997, the Company purchased an office building in Aurora, Colorado for $21 million. By investing in real estate, KDG is able to defer $40 million of a taxable gain recognized with respect to the Whitney Benefits settlement. KDG may make additional real estate investments in 1997 to defer the balance.

 In October 1996, the PKS Board of Directors directed management to pursue a listing of PKS Class D Stock on a major securities exchange or the
NASDAQ National Market as soon as practical during 1998.   The Board does
not foresee circumstances under which PKS would list the Class D Stock prior to 1998. The Board believes that a listing will provide PKS with a capital structure more suitable for the further development of the Diversified Group's business plan. It would also provide liquidity for Class D shareholders without impairing PKS' capital base.

	The Board's action does not ensure that a listing of Class D Stock will occur in 1998, or any time. The Board could delay or abandon plans to list the stock if it determined that such action would be in the best interests of all PKS' shareholders. In addition PKS' ability to list Class D Stock will be subject to factors beyond its control, including the laws, regulations, and listing eligibility criteria in affect at the time a listing is sought, as well as stock market conditions at the time.
Furthermore, the Board might decide to couple the listing of Class D Stock with a public offering of newly-issued Class D shares in order to raise additional capital for the Diversified Group. Such an offering could delay or alter the listing plan.

	Currently, Class C shareholders are able to convert their shares into Class D Stock pursuant to the Company's Certificate of Incorporation.
If such listing occurs, Class C shareholders will continue to be able to convert their shares into Class D Stock. However, the Company will no longer be obligated to repurchase Class D Stock from Class D shareholders.

	In February 1997, C-TEC announced a plan to separate its operations along business lines into three separate, publicly traded companies:

  CTCo, containing the local telephone group and related engineering business;

  C-TEC Michigan, containing the cable television operations in Michigan; and

  RCN Corporation, which will consist of RCN Telecom Services; cable television operations in New York, New Jersey and Pennsylvania; and the investment in Megacable S.A. de C.V., a cable operator in Mexico.
 RCN Telecom Services is a provider of packaged local and long distance telephone, video, and internet access services provided over fiber optic networks to residential customers in Boston and New York City.

         The restructuring will permit investors and the financial market to better understand and evaluate C-TEC's various businesses.
In addition, the restructuring will allow C-TEC to raise capital for the future expansion of the RCN business on the most efficient terms.

	The plan is contingent upon receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free nature of the spin-off, the receipt of other regulatory approvals, and certain other conditions. If the reorganization and spin-offs occur, KDG will own less than 50% of the outstanding shares and voting rights of each entity, and will account for each entity using the equity method.

         In March 1997, C-TEC paid the minority shareholders of Freedom $15 million of the contingent consideration outlined in the original purchase agreement and $15 million to acquire the remaining minority interest of Freedom. C-TEC also paid $10 million to terminate a marketing services agreement with the former minority shareholders of Freedom.

         In March 1997, a KCG sponsored construction joint venture was awarded a $1.3 billion contract to reconstruct Interstate I-15 through the Salt Lake City region. The project is being undertaken in preparation for the 2002 Olympic Games. KCG's share of this project is approximately $700 million.

         In 1995, a KDG and CalEnergy venture ("Casecnan") closed financing for the construction of a $495 million combined irrigation and 150 MW hydroelectric power generation facility located on the island of Luzon in the Philippines, and KDG and CalEnergy have each made $62 million of equity contributions to the project.

         The Casecnan project is being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering & Construction Co. Ltd. ("HECC"), (together, "Contractor"), both of which are South Korean corporations. Hanbo Corporation and HECC are under common ownership. The contractor's obligations under the construction contract are guaranteed by Hanbo Iron & Steel Company, Ltd. ("Hanbo Steel"), a large South Korean steel company. In addition, the contractor's obligations are secured by an unconditional, irrevocable standby letter of credit issued by Korea First Bank ("KFB") in the approximate amount of $118 million. Hanbo Corporation, HECC and Hanbo Steel have each filed to seek bankruptcy protection in Korea and KFB's credit rating has been downgraded because of the substantial loans it has made to Hanbo Steel.

           Casecnan has recently received confirmation from HECC that it intends to fully perform its obligations under the contract. However, although HECC is currently performing the work, there can be no assumption that it will remain able to perform fully its obligations under the contract.

           KFB has recently reconfirmed to Casecnan that it will honor its obligations under the letter of credit.

           Casecnan is presently reviewing its rights, obligations and potential remedies in respect of the recent development regarding the Contractor and KFB and is presently unable to speculate as to the ultimate effect of such developments on the Casecnan project.

           If Contractor were to materially fail to perform its obligations under the contract and if KFB were to fail to honor its obligations under the Casecnan letter of credit, such actions could have a material adverse effect on the Casecnan project. However, based on information available, KDG does not currently believe its investment is impaired.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary financial information for Peter Kiewit Sons', Inc. and Subsidiaries begin on page P1. Separate financial statements and other information pertaining to the Kiewit Construction & Mining Group and the Kiewit Diversified Group have been filed as Exhibits 99.A and 99.B to this report. The Company will furnish a copy of such exhibits without charge upon the written request of a stockholder addressed to Stock Registrar, Peter Kiewit Sons', Inc., 1000 Kiewit Plaza, Omaha, Nebraska 68131.

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

     The information required by Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 7, 1997. However, certain information is set forth under the caption "Executive
Officers of the Registrant" following Item 4 above.


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

Exhibit
Number       Description

3.1 Restated Certificate of Incorporation, effective January 8, 1992 (Exhibit 3.1 to Company's Form 10-K for 1991).

3.4 By-laws, composite copy, including all amendments, as of March 19, 1993 (Exhibit 3.4 to Company's Form 10-K for 1992).

11           Statement regarding computation of per share earnings.

21           List of subsidiaries of the Company.

27           Financial data schedules.

99.A Kiewit Construction & Mining Group Financial Statements and Other Information.

99.B         Kiewit Diversified Group Financial Statements and Other
             Information.

     (b) A Form 8-K was filed by the Company on October 31, 1996 to report a tender offer for shares of Northern Electric plc by the Company's affiliate, CE Electric plc.


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.

                                    PETER KIEWIT SONS', INC.



                                    By:  /s/ Richard R. Jaros
                                         Richard R. Jaros
                                         Executive Vice President
                                         Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1997.


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


/s/ William L. Grewcock            /s/ Kenneth E. Stinson
William L. Grewcock, Director      Kenneth E. Stinson, Director


/s/ Charles M. Harper              /s/ George B. Toll, Jr.
Charles M. Harper, Director        George B. Toll, Jr., Director


              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

Index to Financial Statements and Financial Statement Schedule





Report of Independent Accountants

Consolidated Financial Statements as of December 28, 1996 and December 30, 1995 and for the three years ended
 December 28, 1996:

 Consolidated Statements of Earnings
 Consolidated Balance Sheets
 Consolidated Statements of Cash Flows
 Consolidated Statements of Changes in Stockholders' Equity
 Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule for the three years ended
 December 28, 1996:

 II - Valuation and Qualifying Accounts and Reserves


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peter Kiewit Sons', Inc. and Subsidiaries as of December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




   COOPERS & LYBRAND L.L.P.


Omaha, Nebraska
March 14, 1997, except for Note 20, as
to which the date is March 26, 1997.

 PETER KIEWIT SONS', INC. AND SUBSIDIARIES

 Consolidated Statements of Earnings
 For the three years ended December 28, 1996


(dollars in millions, except per share data)         1996     1995      1994

Revenue                                            $ 2,904  $  2,867   $ 2,700
Cost of Revenue                                     (2,412)   (2,426)   (2,310)
                                                   -------  --------   -------
                                                       492       441       390

General and Administrative Expenses                   (260)     (277)     (221)
                                                   -------   -------    ------
Operating Earnings                                     232       164       169

Other Income (Expense):
 Equity Earnings, net                                   12         8         3
 Investment Income, net                                 72        67        35
 Interest Expense, net                                 (37)      (25)      (38)
 Gain on Subsidiary's Stock Transactions, net            -         3        54
 Other, net                                             26       159        17
                                                    ------    ------    ------
                                                        73       212        71

Equity Loss in MFS                                       -      (131)     (102)
                                                    ------    ------    ------
Earnings Before Income Taxes and Minority Interest     305       245       138

Income Tax (Provision) Benefit                         (84)       11       (29)

Minority Interest in Net (Income) Loss of Subsidiaries    -      (12)        1
                                                      -----   ------    ------
Net Earnings                                         $  221   $  244    $  110
                                                     ======   ======    ======

Net Earnings Attributable to Class B&C Stock         $  108   $  104    $   77
                                                     ======   ======    ======

Net Earnings Attributable to Class D Stock           $  113   $  140    $   33
                                                     ======   ======    ======

Net Earnings Per Common and Common Equivalent Share:
 Class B&C Stock                                     $10.13   $ 7.78    $ 4.92
                                                     ======   ======    ======

 Class D Stock                                       $ 4.85   $ 6.45    $ 1.63
                                                     ======   ======    ======

See accompanying notes to consolidated financial statements.

                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets
                December 28, 1996 and December 30, 1995


(dollars in millions, except per share data)               1996       1995

Assets

Current Assets:
 Cash and cash equivalents                                $  320    $  457
 Marketable securities                                       426       502
 Restricted securities                                        25        30
 Receivables, less allowance of $20 and $12                  357       390
 Costs and earnings in excess of billings on
  uncompleted contracts                                       80        78
 Investment in construction joint ventures                    91        73
 Deferred income taxes                                        59        66
 Other                                                        46        47
                                                          ------    ------
Total Current Assets                                       1,404     1,643

Property, Plant and Equipment, at cost:
 Land                                                         32        33
 Buildings and leasehold improvements                        196       189
 Equipment                                                 1,353     1,246
                                                          ------    ------
                                                           1,581     1,468
Less accumulated depreciation and amortization              (774)     (710)
                                                          ------    ------
Net Property, Plant and Equipment                            807       758

Investments                                                  897       549

Intangible Assets, net                                       368       387

Other Assets                                                  72       114
                                                         -------   -------
                                                         $ 3,548   $ 3,451
                                                         =======   =======
See accompanying notes to consolidated financial statements.

                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets
                 December 28, 1996 and December 30, 1995
                            (continued)

(dollars in millions, except per share data)                1996     1995

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                         $   235   $  240
 Short-term borrowings                                          -       45
 Current portion of long-term debt:
  Telecommunications                                           55       36
  Other                                                         2        6
 Accrued costs and billings in excess of revenue on
  uncompleted contracts                                       124      121
 Accrued insurance costs                                       81       79
 Other                                                        134      127
                                                          -------    -----
Total Current Liabilities                                     631      654

Long-Term Debt, less current portion:
 Telecommunications                                           207      264
 Other                                                        125      106

Deferred Income Taxes                                         163      236

Retirement Benefits                                            48       54

Accrued Reclamation Costs                                      99      100

Other Liabilities                                             238      216

Minority Interest                                             218      214

Stockholders' Equity:
 Preferred stock, no par value, authorized 250,000 shares:
  no shares outstanding in 1996 and 1995                        -        -
 Common stock, $.0625 par value, $1.7 billion
  aggregate redemption value:
  Class B, authorized 8,000,000 shares: 263,468
   outstanding in 1996 and in 1995                              -        -
  Class C, authorized 125,000,000 shares:
   10,743,173 outstanding in 1996 and 10,616,901
   outstanding in 1995                                          1        1
  Class D, authorized 50,000,000 shares:
   23,180,243 outstanding in 1996 and 23,024,974
   outstanding in 1995                                          1        1
 Additional paid-in capital                                   235      210
 Foreign currency adjustment                                   (7)      (6)
 Net unrealized holding gain                                   23       17
 Retained earnings                                          1,566    1,384
                                                           ------   ------
Total Stockholders' Equity                                  1,819    1,607
                                                           ------   ------
                                                           $3,548   $3,451
                                                           ======   ======
See accompanying notes to consolidated financial statements

              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
             For the three years ended December 28, 1996

(dollars in millions)                             1996     1995      1994

Cash flows from continuing operations:
 Net earnings                                   $  221    $   244   $   110
 Adjustments to reconcile net earnings
  to net cash provided by continuing operations:
   Depreciation, depletion and amortization        193        152       217
   (Gain) loss on sale of property, plant and
    equipment, and other investments               (20)       (40)        5
   Gain on subsidiary's stock transactions, net      -         (3)      (54)
   Equity (earnings) loss, net                     (12)       116       (10)
   Noncash interest expense                          -          -        40
   Minority interest in subsidiaries                 -         12       (50)
   Retirement benefits paid                         (6)        (2)       (6)
   Deferred income taxes                           (68)      (147)      (40)
   Change in working capital items:
    Receivables                                     28          2       (53)
    Other current assets                           (11)        19       (67)
    Payables                                        (1)         -        42
    Other liabilities                               43         80        19
   Other                                            (3)         -         8
                                                ------     ------    ------
Net cash provided by continuing operations         364        433       161

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                            538        465     1,743
 Purchases of marketable securities               (468)      (482)   (1,551)
 Decrease (increase) in restricted cash              6         19       (39)
 Acquisitions, excluding cash acquired            (301)      (229)     (254)
 Proceeds from sale of cellular properties           -          -       182
 Proceeds from sale of property, plant and
  equipment, and other investments                  32         29        20
 Capital expenditures                             (189)      (197)     (548)
 Investments in affiliates                         (53)       (31)      (34)
 Acquisition of minority interest                    -          -        (6)
 Other                                              11         (2)      (14)
                                                ------      ------    ------
Net cash used in investing activities           $ (424)    $ (428)    $(501)

See accompanying notes to consolidated financial statements.



              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
              For the three years ended December 28, 1996
                            (continued)

(dollars in millions)                              1996      1995      1994

Cash flows from financing activities:
 Long-term debt borrowings                        $   41    $   52    $  693
 Payments on long-term debt,
   including current portion                         (61)      (52)     (309)
 Net change in short-term borrowings                 (45)       45         -
 Issuances of common stock                            27        25        21
 Issuances of subsidiaries' stock                      1         -        70
 Repurchases of common stock                         (16)       (6)      (31)
 Dividends paid                                      (24)      (13)      (13)
                                                  ------    ------     -----
Net cash (used in) provided by
  financing activities                               (77)       51       431

Proceeds from sales of discontinued
 packaging operations                                  -        29         5

Cash and cash equivalents of MFS at
  beginning of year                                    -       (22)        -

Effect of exchange rates on cash                       -         3        (1)
                                                  ------    ------     -----
Net change in cash and cash equivalents             (137)       66        95

Cash and cash equivalents at beginning of year       457       391       296
                                                  ------    ------     -----
Cash and cash equivalents at end of year          $  320    $  457     $ 391
                                                  ======    ======     =====

Supplemental disclosure of cash flow information:

  Taxes                                           $  133    $  201     $ 115
  Interest                                            40        35        41

Noncash investing and financing activities:
 Conversion of CalEnergy convertible
     debentures to common stock                   $   66    $    -     $   -
 Dividend of investment in MFS                         -       399         -
 Issuance of C-TEC redeemable preferred
  stock for acquisition                                -        39         -
 Disposition of gold operations in exchange for
  Kinross common stock, net                            -        21         -
 Issuance of MFS stock for acquisitions                -         -        71
 MFS stock transactions to settle contingent
  purchase price adjustment                            -         -        25

See accompanying notes to consolidated financial statements.


             PETER KIEWIT SONS', INC. AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity
            For the three years ended December 28, 1996

                      Class  Class                      Net
                       B&C     D   Additional Foreign Unrealized
                      Common Common Paid-in  Currency Holding     Retained
(dollars in millions) Stock Stock Capital Adjustment Gain (Loss) Earnings Total Balance at
 December 26, 1993    $   1  $   1 $  164    $   (3)   $   9     $1,499  $1,671

Issuances of stock        -      -     21         -        -          -      21

Repurchases of stock      -      -     (3)        -        -        (28)    (31)

Foreign currency
 adjustment               -      -      -        (4)       -          -      (4)

Net unrealized
 holding (loss)           -      -      -         -      (17)         -     (17)

Net earnings              -      -      -         -        -        110     110

Dividends:(a)
 Class B&C ($.90
  per common share)       -      -      -         -         -       (14)    (14)
                     ------   ----   ----     -----      ----    ------   -----
Balance at
 December 31, 1994        1      1    182        (7)       (8)    1,567   1,736

Issuances of stock        -      -     29         -         -         -      29

Repurchases of  stock     -      -     (1)        -         -        (5)    (6)

Foreign currency
 adjustment               -      -      -         1         -         -      1

Net unrealized
 holding gain             -      -      -         -        25         -     25

Net earnings              -      -      -         -         -       244    244

Dividends:(b)
 Class B&C ($1.05
  per common share)       -      -       -        -         -       (12)   (12)

 Class D ($.50 per
     common share)        -      -       -        -         -       (11)   (11)

 MFS Dividend             -      -       -        -         -      (399)   (399)
                      -----   ----    ----     ----      ----    ------   -----
 Balance at
 December 30, 1995    $   1   $  1    $210     $ (6)     $  17   $1,384   $1,607

See accompanying notes to consolidated financial statements.

                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             Consolidated Statements of Changes in Stockholders' Equity
                   For the three years ended December 28,1996
                                (continued)

                      Class  Class                       Net
                       B&C     D   Additional Foreign  Unrealized
                      Common Common Paid-in  Currency  Holding    Retained
(dollars in millions) Stock Stock  Capital Adjustment Gain (Loss) Earnings Total

Balance at
 December 30, 1995    $   1 $    1  $  210  $  (6)     $  17     $ 1,384 $1,607

Issuances of stock        -      -      27      -          -           -     27

Repurchases of  stock     -      -      (2)     -          -         (14)   (16)

Foreign currency
 adjustment               -      -       -     (1)         -           -     (1)

Net  unrealized
 holding gain             -      -       -      -          6           -      6

Net earnings              -      -       -      -          -         221    221

Dividends: (c)
 Class B&C ($1.30
  per common share)       -      -        -     -          -         (13)   (13)

 Class D ($.50 per
  common share)           -      -        -     -          -         (12)   (12)
                      -----   ----    -----  ----      -----      ------ ------
Balance at
 December 28, 1996    $   1   $  1    $ 235  $ (7)     $  23      $1,566 $1,819
                      =====   ====    =====  ====      =====      ====== ======

(a) Includes $.45 per share for dividends on Class B&C Stock declared in 1994 but paid in January 1995.

(b) Includes $.60 and $.50 per share for dividends on Class B&C and Class D Stock, respectively, declared in 1995 but paid in January 1996.

(c) Includes $.70 and $.50 per share for dividends on Class B&C and Class D Stock, respectively, declared in 1996 put paid in January 1997.

See accompanying notes to consolidated financial statements.

                      PETER KIEWIT SONS', INC.

               Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

      Principles of Consolidation

  The consolidated financial statements include the accounts of Peter Kiewit Sons', Inc. and subsidiaries in which it has control ("PKS" or "the Company"), which are engaged in enterprises primarily related to construction, coal mining, energy generation and distribution, and
telecommunications.   The Company consolidates C-TEC Corporation
("C-TEC") because it controls more than 50% of its voting rights. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. Investments in other companies in which the Company exercises significant influence over operating and financial policies, including energy investments and construction joint ventures, are accounted for by the equity method. The Company accounts for its share of the operations of the construction joint ventures on a pro rata basis in the consolidated statements of earnings. All significant intercompany accounts and transactions have been eliminated.

The results of operations of MFS Communications Company, Inc. ("MFS"), (which later merged into WorldCom Inc.) have been classified as a single line item on the statements of earnings. MFS is consolidated in the 1994 statement of cash flows (See Note 6).

The Company invests in the portfolios of the Kiewit Mutual Fund, ("KMF"), a registered investment company. KMF is not consolidated in the Company's financial statements.

 Description of Business Groups

 Holders of Class B&C Stock ("Construction & Mining Group") and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group ("KCG") contains the Company's traditional construction and materials operations performed by Kiewit Construction Group Inc. The Diversified Group ("KDG") contains coal mining properties owned by Kiewit Coal Properties Inc., energy investments, including 30% interests in CalEnergy Company Inc. ("CalEnergy") and CE Electric UK plc ("CE Electric"), investments in international energy projects, telecommunications companies owned by C-TEC, as well as other assets. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the groups.

 Construction Contracts

 KCG operates generally within North America as a general contractor and engages in various types of construction projects for both public and private owners. Credit risk is minimal with public (government) owners since KCG ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. Most public contracts are subject to termination at the election of the government. In the event of termination, KCG is entitled to receive the contract price on completed work and reimbursement of termination related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give KCG high priority in the event of lien foreclosures following financial difficulties of private owners.

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

 KCG recognizes revenue on long-term construction contracts and joint ventures on the percentage-of-completion method based upon engineering estimates of the work performed on individual contracts. Provisions for losses are recognized on uncompleted contracts when they become known. Claims for additional revenue are recognized in the period when allowed. It is at least reasonably possible that engineering estimates of the work performed on individual contracts will be revised in the near term.

 Assets and liabilities arising from construction activities, the operating cycle of which extends over several years, are classified as current in the financial statements. A one-year time period is used as the basis for classification of all other current assets and liabilities.

 Coal Sales Contracts

 KDG's coal is sold primarily under long-term contracts with electric utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of KDG's coal sales were made under long-term contracts during 1996, 1995 and 1994. The remainder of KDG's sales are made on the spot market where prices are substantially lower than those in the long-term contracts. As the long-term contracts expire, a higher proportion of KDG's sales will occur on the spot market.

 The coal industry is highly competitive. KDG competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KDG, but also with alternative methods of generating electricity and alternative energy sources. Many of KDG's competitors are served by two railroads and, due to the competition, often benefit from lower transportation costs than KDG which is served by a single railroad. Additionally, many competitors have lower stripping ratios than KDG, often resulting in lower comparative costs of production.

 KDG is also required to comply with various federal, state and local laws concerning protection of the environment. KDG believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors are similarly affected by such laws.

 KDG and its mining ventures have entered into various agreements with its customers which stipulate delivery and payment terms for the sale of coal. Prior to 1993, one of the primary customers deferred receipt of certain commitments by purchasing undivided fractional interests in coal reserves of KDG and the mining ventures. Under the arrangements, revenue was recognized when cash was received. The agreements with this customer were renegotiated in 1992. In accordance with the renegotiated agreements, there were no sales of interests in coal reserves subsequent to January 1, 1993. KDG has the obligation to deliver the coal reserves to the customer in the future if the customer exercises its option. If the option is exercised, KDG presently intends to deliver coal from unaffiliated mines. In the opinion of management, KDG has sufficient coal reserves to cover the above sales commitments.

 KDG's coal sales contracts are with several electric utility and industrial companies. In the event that these customers do not fulfill contractual responsibilities, KDG would pursue the available legal remedies.

 Telecommunications Revenue

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

The telecommunications industry is subject to local, state and federal regulation. Consequently, the ability of the telephone and cable groups to generate increased volume and profits is largely dependent upon regulatory approval to expand customer bases, increase prices and limit expenses.

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

 Energy Generation and Distribution

KDG engages in the development, generation, distribution and supply of electricity to customers throughout the world. The international power markets are characterized by numerous strong and capable competitors, many of which have more extensive and more diversified developmental or operating experience and greater financial resources than KDG.

 The successful development, construction and operation of international power projects is contingent upon, among other things, negotiation on terms satisfactory to KDG of financing, engineering, construction, fuel supply and power sales contracts with other project participants, receipt of governmental permits and consents and timely implementation of construction. The future growth of KDG is dependent, in large part, upon the demand for additional electrical generating capacity and its ability to obtain contracts to supply portions of this capacity. There can be no assurance that developmental efforts on any particular project will be successful.

 The financing and development of international projects entail significant political and financial risks against which KDG may not be able to insure. The uncertainty of the legal environment in certain foreign countries could make it more difficult for KDG to enforce its rights under agreements relating to the projects. KDG's international projects may, in certain cases, be terminated by the applicable foreign governments.

 Depreciation and Amortization

 Property, plant and equipment are recorded at cost. Depreciation and amortization for the majority of the Company's property, plant and equipment are computed on accelerated and straight-line methods. Depletion of mineral properties is provided primarily on an units-of-extraction basis determined in relation to estimated reserves.

 In accordance with industry practice, certain telephone plant owned by C-TEC valued at $238 million is depreciated based on the estimated remaining lives of the various classes of depreciable property and straight-line composite rates. When property is retired, the original cost, plus cost of removal, less salvage, is charged to accumulated depreciation.

 Intangible Assets

 Intangible assets primarily include amounts allocated upon purchase of existing operations, franchises and subscriber lists. These assets are amortized on a straight-line basis over the expected period of benefit, which does not exceed 40 years.

 The Company adopted statement of financial accounting standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and
for Long-Lived Assets to be Disposed Of", in 1996.   The Company reviews
the carrying amount of intangible assets for impairment whenever events
or changes   in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset. No impairment losses have been recognized by the Company pursuant to SFAS 121.

 Pension Plans

 KDG maintains defined benefit plans primarily for packaging employees who retired prior to the disposition of the packaging operations. Benefits paid under the plans are based on years of service for hourly employees and years of service and rates of pay for salaried employees.

 Through December 31, 1996, substantially all of C-TEC's employees are included in a trusteed noncontributory defined benefit plan. Upon retirement, employees are provided a monthly pension based on length of service and compensation.

 The plans are funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

 Reserves for Reclamation

 KDG follows the policy of providing an accrual for reclamation of mined properties, based on the estimated cost of restoration of such properties, in compliance with laws governing strip mining. It is at least reasonably possible that the estimated cost of restoration will be revised in the near-term.

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

 Subsidiary Stock Sales and Issuances

 The Company recognizes gains and losses from the sale and issuance of stock by its subsidiaries.

 Earnings Per Share

 Primary earnings per share of common stock have been computed using the weighted average number of shares outstanding during each year after giving effect to Class D stock options considered to be dilutive common stock equivalents. Fully diluted earnings per share have not been presented because it is not materially different from primary earnings per share. The number of shares used in computing earnings per share were as follows:


                                    1996               1995           1994
 Class B&C                       10,655,886         13,384,434     15,697,724
 Class D                         23,263,688         21,718,792     20,438,806

 Income Taxes

 Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

 Fiscal Year

 The Company's fiscal year ends on the last Saturday in December. There were 52 weeks in fiscal years 1996 and 1995 and 53 weeks in the fiscal year 1994.

 C-TEC has a calendar fiscal year.

(2)   Summarized Financial Information

 A summary of the results of operations and financial position for the Construction & Mining Group and the Diversified Group follows. These summaries were derived from the audited financial statements of the respective groups which are exhibits to this Annual Report.

 All significant intercompany accounts and transactions, except those directly between the Construction & Mining Group and the Diversified
Group, have  been eliminated.    Included within the results of
operations are mine management fees paid by the Diversified Group to the Construction and Mining Group of $24 million, after-tax, in 1996 and $19 million, after-tax, in 1995 and 1994.

(dollars in millions, except per share data)     1996      1995      1994

 Construction & Mining Group:

 Results of Operations:
  Revenue                                       $  2,286  $ 2,330   $ 2,175
  Net earnings                                       108      104        77
  Earnings per share                               10.13     7.78      4.92

 Financial Position:
  Working capital                               $    374  $   248   $   333
  Total assets                                     1,036      977       963
  Long-term debt, less current  portion               12        9         9
  Stockholders' equity                               562      467       505



                       PETER KIEWIT SONS', INC.

              Notes to Consolidated Financial Statements

(2)   Summarized Financial Information (cont.)

 (dollars in millions, except per share data)        1996      1995     1994

 Diversified Group:

 Results of Operations:
   Revenue                                          $  652    $  580   $  537
   Net earnings                                        113       140       33
   Earnings per share                                 4.85      6.45     1.63

 Financial Position:
   Working capital                                 $   399    $  741   $  969
   Total assets                                      2,523     2,488    3,537
   Long-term debt, less current portion                320       361      899
   Stockholders' equity                              1,257     1,140    1,231

(3)   Industry and Geographic Data

 The  Company  operates  primarily  in   four   reportable   segments:
construction, coal mining, energy generation and distribution, and telecommunications. Other primarily includes KDG's information services business, California Private Transportation Company L.P., ("CPTC"), the owner-operator of the SR91 toll road in Southern California, corporate expenses not attributable to a specific segment, and marketable securities. MFS is included in the 1994 telecommunications identifiable assets, capital expenditures and depreciation and amortization balances.

 Equity earnings is included due to the significant equity investments in the energy generation and distribution businesses.

 A summary of the Company's operations by industry and geographic region is as follows:

                           KCG                  KDG
                       --------- -------------------------------
Industry Data          Construc-  Coal          Telecom-        Elimi- Consoli-
(dollars in millions)    tion   Mining Energy munications Other nations dated

 1996

 Revenue              $  2,286  $  234  $   -    $  367   $  51  $ (34) $2,904
 Operating Earnings        105      94     (2)       31     (35)    39     232
 Equity Earnings, net        8       -     14        (1)     (9)     -      12
 Identifiable Assets     1,036     387    649     1,100     387    (11)  3,548
 Capital Expenditures       72       2      -        87      28      -     189
 Depreciation, Depletion
    & Amortization          61      12      -       106      14      -     193

                            PETER KIEWIT SONS', INC.

                  Notes to Consolidated Financial Statements

(3) Industry and Geographic Data (cont.)

                        KCG                  KDG
                     --------- ------------------------------
 Industry Data       Construc- Coal          Telecom-         Elimi-  Consoli-
 (dollars in millions) tion   Mining Energy munications Other nations  dated

 1995

 Revenue             $ 2,330  $ 216  $  -   $     325   $ 39  $  (43)  $  2,867
 Operating Earnings       87     77    (2)         37    (67)     32        164
 Equity Earnings, net      3      -    10          (3)    (2)      -          8
 Identifiable Assets     977    368   356       1,143    621     (14)     3,451
 Capital Expenditures     79      4     -          72     42       -        197
 Depreciation, Depletion
    & Amortization        56      7     -          81      8       -        152


1994

 Revenue            $  2,175  $ 225   $  -  $     291   $ 21   $ (12)  $  2,700
 Operating Earnings       59     76      -         27    (22)     29        169
 Equity Earnings, net      2      -      5          -     (4)      -          3
 Identifiable Assets     963    407    219      2,575    347      (7)     4,504
 Capital Expenditures     76      3      -        426     56     (13)       548
 Depreciation, Depletion
   & Amortization         52     11      -        149      5       -        217




                              PETER KIEWIT SONS', INC.

                     Notes to Consolidated Financial Statements

(3)   Industry and Geographic Data (cont.)

                        KCG                   KDG
                    --------- -------------------------------
 Geographical Data  Construc-  Coal         Telecom-          Elimi-  Consoli-
(dollars in millions) tion   Mining Energy munications Other nations   dated
 1996

 Revenue
   United States    $ 2,000   $ 234  $ -    $  367      $  51  $  (4)  $ 2,648
   Canada               175       -    -         -          -      -       175
   Other                111       -    -         -          -    (30)       81
                    -------  ------  ---    ------      -----  -----   -------
                    $ 2,286  $  234  $ -    $  367      $  51  $ (34)  $ 2,904
                    =======  ======  ===    ======      =====  =====   =======

 Operating Earnings
   United States    $    84  $   94  $(3)   $   31    $ (35)   $  39   $   210
   Canada                 7       -    -         -        -        -         7
   Other                 14       -    1         -        -        -        15
                     ------  ------  ----   ------     -----   -----   -------
                     $  105  $   94  $(2)   $   31     $(35)   $  39   $   232
                     ======  ======  ===    ======     ====    =====   =======

 Identifiable Assets
   United States     $  924  $  387  $323   $1,100     $387    $ (11)  $ 3,110
   Canada                90       -     -        -        -        -        90
   Other                 22       -   326        -        -        -       348
                     ------  ------  ----   ------     ----    -----   -------
                     $1,036  $  387  $649   $1,100     $387    $ (11)  $ 3,548
                     ======  ======  ====   ======     ====    =====   =======

 1995

 Revenue
   United States    $ 2,007  $  216  $  -   $  325    $  39    $  (8)  $ 2,579
   Canada               237       -     -        -        -        -       237
   Other                 86       -     -        -        -      (35)       51
                    -------  ------  ----   ------    -----    -----    -------
                    $ 2,330  $  216  $  -   $  325    $  39    $ (43)  $ 2,867
                    =======  ======= ====   ======     =====   =====   =======

 Operating Earnings
   United States    $    70  $    77 $  -    $  37    $ (67)   $  32   $   149
   Canada                 7        -    -        -        -        -         7
   Other                 10        -   (2)       -        -        -         8
                    -------  ------- ----    -----    -----    -----   -------
                    $    87  $    77 $ (2)   $  37    $ (67)   $  32   $   164
                    =======  ======= ====    =====    =====    =====   =======

 Identifiable Assets
   United States    $   867  $   368 $ 260   $1,143   $ 621    $ (14)  $ 3,245
   Canada                90        -     -        -       -        -        90
   Other                 20        -    96        -       -        -       116
                    -------  -------  ----   ------   -----    -----   -------
                    $   977  $   368 $ 356   $1,143   $ 621    $ (14)  $ 3,451
                    =======  ======= =====   ======   =====    =====   =======

                             PETER KIEWIT SONS', INC.

                    Notes to Consolidated Financial Statements

(3)          Industry and Geographic Data (cont.)

                      KCG                    KDG
                    --------  ------------------------------
 Geographical Data
                    Construc- Coal          Telecom-         Elimi-  Consoli-
 (dollars in millions) tion  Mining Energy munications Other nations  dated

 1994

 Revenue
   United States     $ 1,915  $ 225  $  -   $    291    $  21 $   (8) $ 2,444
   Canada                214      -     -          -        -      -      214
   Other                  46      -     -          -        -     (4)      42
                     -------  -----  ----   --------    -----  -----   --------
                     $ 2,175  $ 225  $  -   $    291    $  21  $ (12) $ 2,700
                     =======  =====  ====   ========    =====  =====  =======

  Operating Earnings
   United States     $    45  $  76  $  -   $    27     $ (22)  $ 29  $   155
   Canada                 14      -     -         -         -      -       14
                     -------  -----  ----   -------     -----   ----  -------
                     $    59  $  76  $  -   $    27     $ (22)  $ 29  $   169
                     =======  =====  ====   =======     =====   ====  =======

 Identifiable Assets
   United States     $   834  $ 407  $219   $ 2,575     $ 347   $ (7) $ 4,375
   Canada                102      -     -         -         -      -      102
   Other                  27      -     -         -         -      -       27
                     -------  -----  -----  -------     -----   ----  -------
                     $   963  $ 407  $ 219  $ 2,575     $ 347   $ (7) $ 4,504
                     =======  =====  =====  =======     =====   ====  =======


 (4) Investments

Investments consist of the following at December 28, 1996 and December 30, 1995:

(dollars in millions)                                 1996          1995

 KDG
   CalEnergy Company Inc.                           $   292       $   218
   CE Electric UK, plc (Note 5)                         176             -
   International energy projects                        149            96
   Equity securities (Note 8)                            75            59
   C-TEC investments:
     Megacable S.A. de C.V.                              74            77
     Other                                               12            10
   Other                                                 28            10

 KCG
   ME Holding Inc.                                       33            29
   Equity securities of Kinross Gold
     Corporation (Note 8)                                28            30
   Other                                                 30            20
                                                     ------         -----
                                                     $  897         $ 549
                                                     ======         =====

In 1996, KDG exercised 1.5 million CalEnergy options at a price of $9 per share and 3.3 million CalEnergy options at a price of $12 per share. In addition, KDG converted its $66 million of 9.5% Convertible Subordinated Debentures into 3.6 million shares of CalEnergy common stock. At December 28, 1996, KDG owns 19.2 million shares or 30% of CalEnergy's outstanding common stock and has a cumulative investment in CalEnergy common stock of $292 million, $25 million in excess of KDG's proportionate share of CalEnergy's equity. The excess investment is being amortized over 20 years. Equity earnings, net of goodwill amortization, were $20 million, $10 million and $5 million in 1996, 1995 and 1994. KDG also recognized investment income from CalEnergy debt securities of $4 million, $6 million and $5 million in 1996, 1995 and
1994.    CalEnergy   common  stock  is  traded  on the  New York Stock
Exchange.    On December 28, 1996,  the  market  value  of  KDG's
investment  in  CalEnergy  common stock was $644 million.

 KDG has 1 million options to purchase additional CalEnergy stock at a price of $11.625 per share which expire in 2001.

 The following is summarized financial information of CalEnergy Company,
Inc.:

Financial Position (dollars in millions)                   1996        1995

 Current assets                                          $    945    $    418
 Other assets                                               4,768       2,236
                                                         --------    --------
   Total assets                                             5,713       2,654

 Current liabilities                                        1,232         162
 Other liabilities                                          3,301       1,948
 Minority interest                                            299           -
                                                          -------     -------
   Total liabilities                                        4,832       2,110
                                                          -------     -------

   Net assets                                             $   881     $   544
                                                          =======     =======

 KDG's Share

 Equity in net assets                                     $   267     $   116
 Goodwill                                                      25          37
 Convertible debentures                                         -          65
                                                          -------     -------
 Investment in CalEnergy                                  $   292     $   218
                                                          =======     =======


 Operations (dollars in millions)              1996        1995        1994

 Revenue                                     $   576      $  399      $  186
 Net income available to common stockholders      92          62          32

 KDG's Share

 Net Income                                       22          13           7
 Goodwill Amortization                            (2)         (3)         (2)
                                              ------      ------       -----
 Equity in net income of CalEnergy            $   20      $   10       $   5
                                              ======      ======       =====


 In 1993, KDG and CalEnergy formed a venture to develop power projects outside of the United States. Since 1993, construction has begun on the
Mahanagdong, Casecnan and Dieng power projects.   The Mahanagdong
project is a 165 MW geothermal power facility located on the Philippine island of Leyte. The Casecnan project is a combined irrigation and 150 MW hydroelectric power generation facility located on the island of Luzon in the Philippines. Dieng Unit I is a 55 MW geothermal facility on the Indonesian island of Java. Up to three additional facilities at Dieng are in development. The venture also has conducted significant additional development drilling at the Patuha and Bali sites in Indonesia, and continues to pursue power project opportunities around the world. In 1996, KDG and CalEnergy agreed to extend the power project venture for another five years.
KCG is currently constructing the Mahanagdong and Dieng facilities.

 Generally, costs associated with the development, financing and construction of the international energy projects have been capitalized by each of the projects and will be amortized over the life of each project.


 The following is summarized financial information for the International energy projects:

 Financial Position
 (dollars in millions)    Mahanagdong    Casecnan   Dieng   Other    Total

 1996
 Current Assets            $      1      $    441   $   15  $    10  $  467
 Other Assets                   239            51      118       36     444
                           --------      --------   ------  -------  ------
   Total Assets                 240           492      133       46     911

 Current Liabilities             15             9       24       11      59
 Other Liabilities              153           372       35        -     560
                           --------      --------    -----   ------   -----
  Total Liabilities
   (with recourse only
    to the projects)            168           381       59       11     619
                           --------      --------    -----   ------   -----

   Net Assets              $     72      $    111    $  74   $   35   $ 292
                           ========      ========    =====   ======   =====

 KDG's Share
   Equity in Net Assets    $     36      $     55    $  36   $   17   $ 144
   Loan to Project                -             -        5        -       5
                           --------      --------    -----   ------   -----
                           $     36      $     55    $  41   $   17   $ 149
                           ========      ========    =====   ======   =====



 Financial Position
 (dollars in millions)    Mahanagdong    Casecnan    Dieng    Other   Total

 1995
 Current Assets           $       -      $    493    $   3   $    1   $ 497
 Other Assets                   148             8       18        3     177
                          ---------      --------    -----   ------   -----
   Total Assets                 148           501       21        4     674

 Current Liabilities             15             7        6        1      29
 Other Liabilities               79           371        -        -     450
                          ---------      --------   ------    -----   -----
  Total Liabilities
   (with recourse only
    to the projects)             94           378        6        1     479
                          ---------      --------   ------    -----   -----
   Net Assets             $      54      $    123   $   15    $   3   $ 195
                          =========      ========   ======    =====   =====

 KDG's Share
   Equity in Net Assets   $      27      $     61    $   7    $   1   $  96
                          =========      ========    =====    =====   =====


 In late 1995, the Casecnan joint venture closed financing for the construction of the project with bonds issued by the project company.
The difference between the interest expense on the debt and the interest earned on the unused funds prior to payment of construction costs resulted in a loss to the venture of $12 million and to KDG of $6 million in 1996. No income or losses were incurred by the international projects in 1994 or 1995.

 The Casecnan project is being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering & Construction Co. Ltd. ("HECC"),(together "Contractor") both of which are South Korean corporations. Hanbo Corporation and HECC are under common ownership. The contractors' obligations under the construction contract are guaranteed by Hanbo Iron & Steel Company, Ltd. ("Hanbo Steel"), a large South
Korean steel company. In addition, the contractor's obligations are secured by an unconditional, irrevocable standby letter of credit issued by Korea First Bank ("KFB") in the approximate amount of $118 million.
Hanbo Corporation, HECC and Hanbo Steel have each filed to seek bankruptcy protection in Korea and KFB's credit rating has been downgraded because of the substantial loans it has made to Hanbo Steel.

Casecnan has recently received confirmation from HECC that it intends to fully perform its obligations under the contract. However, although HECC is currently performing the work, there can be no assumption that it will remain able to perform fully its obligations under the contract.

KFB has recently reconfirmed to Casecnan that it will honor its obligations under the letter of credit.

Casecnan is presently reviewing its rights, obligations and potential remedies in respect of the recent developments regarding the Contractor and KFB and is presently unable to speculate as to the ultimate effect of such developments on the Casecnan project.

If Contractor were to materially fail to perform its obligations under the contract and if KFB were to fail to honor its obligations under the Casecnan letter of credit, such actions could have a material adverse effect on the Casecnan project. However, based on information available, KDG does not currently believe its investment is impaired.

 Investments also include C-TEC's 40% interest in Megacable S.A. de C.V., Mexico's second largest cable television operator, and KCG's investment in the electrical contractor, ME Holding Inc., both accounted for using the equity method.

(5)  Acquisitions

 In 1996, CE Electric made an unsolicited $1.3 billion offer to acquire Northern Electric plc ("Northern"), a regional electricity distribution and supply company in the United Kingdom. CE Electric is owned 70% by CalEnergy and 30% by KDG. As of December 24, CE Electric had acquired a majority of Northern's shares. At December 28, 1996 KDG had invested
$176 million in CE Electric. The remaining funds necessary for CE Electric to complete the acquisition will be provided under a term loan and revolving credit facility.

 CE Electric has accounted for the transaction as a purchase and recorded goodwill of $397 million representing the purchase price in excess of the fair market value of the assets acquired. The goodwill is being amortized over a 40 year period.

 The following is summarized financial information of CE Electric as of December 31, 1996:

 Financial Position (dollars in millions)                            1996

 Current assets                                                    $   583
 Other assets                                                        1,772
                                                                   -------
   Total assets                                                      2,355

 Current liabilities                                                   785
 Other liabilities                                                     718
 Preferred stock                                                       153
 Minority interest                                                     112
                                                                   -------
   Total liabilities                                                 1,768
                                                                   -------
   Net assets                                                      $   587
                                                                   =======

   KDG's equity in net assets                                      $   176
                                                                   =======


 In March 1996, Kiewit Telecom Holding Inc. ("KTH"), a subsidiary of
Kiewit Diversified Group Inc., entered into an asset purchase agreement, along with other ancillary agreements, with Liberty Cable Company, Inc.
to purchase an 80% interest in Freedom New York, L.L.C. ("Freedom") for $27 million.Freedom provides subscription television services using microwave frequencies in New York City and selected areas of New Jersey. In conjunction with its decision to close discussions concerning the sale of its cable television unit and favorable regulatory conditions due to the Telecommunications Act of 1996, C-TEC purchased Freedom from KTH in August 1996 essentially at KTH's cost. The purchase price was allocated on the basis of the fair value of property, plant and equipment and
identifiable intangible assets acquired and liabilities assumed.   C-
TEC is also liable for up to $15 million of additional purchase price if Freedom attains specified subscriber levels. The contingent consideration is not included in the original purchase price or the fair value adjustments and is accrued as it is earned.

 CE Electric and Freedom's combined 1995 and 1996 operating results prior to the acquisitions were not significant relative to the Company's or KDG's results after giving effect to certain pro-forma adjustments related to the acquisitions, primarily increased amortization and interest expense.

 (6) MFS Spin-off

In September 1995, the PKS Board of Directors approved a plan to make a tax-free distribution of its entire ownership interest in MFS, to the Class D stockholders (the "Spin-off") effective on September 30, 1995.

PKS completed an exchange offer prior to the Spin-off whereby 4,000,000 shares of Class B Stock and Class C Stock ("Class B&C") were exchanged for 1,666,384 shares of Class D Stock on terms similar to those under which Class B&C Stock can be converted into Class D Stock during the annual conversion period provided for in the Company's Certificate of Incorporation.

The conversion ratio used in the exchange was calculated using final 1994 stock prices adjusted for 1995 dividends.

After the exchange offer discussed above, shares were distributed on the basis of approximately 1.741 shares of MFS Common Stock and approximately .651 shares of MFS Preferred Stock for each share of outstanding Class D Stock.

The net investment in MFS distributed on September 30, 1995 was approximately $399 million.

Operating results of MFS through September 30, 1995 and for fiscal 1994 are summarized as follows:

 (dollars in millions)                             1995             1994

 Revenue                                          $  412           $  287
 Loss from operations                               (176)            (136)
 Net loss                                           (196)            (151)
 KDG's share of loss in MFS                         (131)            (102)


Included in the income tax benefit on the consolidated statement of earnings for the year ended December 30, 1995, is $93 million of tax benefits from the reversal of certain deferred tax liabilities, recognized on gains from previous MFS stock transactions, that were not taxed due to the Spin-off.

 (7) Gain on Subsidiary's Stock Transactions, net

 In 1994, KDG settled a contingent purchase price adjustment resulting from MFS' 1990 purchase of Chicago Fiber Optic Corporation ("CFO"). The former shareholders of CFO accepted MFS stock previously held by KDG, valued at current market prices, as payment of the obligation.

The above transaction, along with the stock issuances by MFS for acquisitions and employee stock options, reduced KDG's ownership in MFS to 67% and 66% at the end of 1994 and at September 30, 1995. As a result, KDG recognized gains of $54 million and $3 million in 1994 and 1995 representing the increase in its proportionate share of MFS'
equity.   Deferred income taxes had been established on these gains
prior to the Spin-off.

(8) Disclosures about Fair Value of Financial Instruments

 The following methods and assumptions were used to determine classification and fair values of financial instruments:

 Cash and Cash Equivalents

 Cash equivalents generally consist of funds invested in the Kiewit Mutual Fund-Money Market Portfolio and highly liquid instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value.

 Marketable Securities, Restricted Securities and Non-current
Investments

 The Company has classified all marketable securities, restricted securities and marketable non-current investments not accounted for under the equity method as available-for-sale. Restricted securities primarily include investments in various portfolios of the Kiewit Mutual Fund that are restricted by agreement to fund equity contributions to international energy projects and certain reclamation liabilities of its
coal mining ventures.   The amortized cost of the securities used in
computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments.
Net unrealized holding gains and losses are reported as a separate component of stockholders' equity, net of tax.

 The following summarizes the amortized cost, unrealized holding gains and losses, and estimated fair values of marketable securities, restricted securities and marketable non-current investments at December 28, 1996 and December 30, 1995.

                                        Unrealized Unrealized
                              Amortized  Holding    Holding        Fair
(dollars in millions)           Cost      Gains      Losses       Value
  1996

 Kiewit Mutual Fund:
  Short-term government       $    122   $     -    $     -       $   122
  Intermediate term bond            75         2          -            77
  Tax exempt                       135         2          -           137
  Equity                             5         2          -             7
 U.S. debt securities               13         -          -            13
 Corporate debt securities
  (held by C-TEC)                   47         -          -            47
 Collateralized mortgage
   obligations                       -         1          -             1
 Other securities                   20         2          -            22
                              --------   -------     ------        ------
                              $    417   $     9     $    -        $  426
                              ========   =======     ======        ======



 Restricted Securities:
    Kiewit Mutual  Fund:
      Short-term government  $       8   $     -    $     -        $    8
      Intermediate term bond         8         -          -             8
      Equity                         7         2          -             9
                              --------   -------     ------        ------
                              $     23   $     2     $    -        $   25
                              ========   =======     ======        ======

 Non-current  Investments:
  Equity securities           $     79   $    26     $   (2)       $  103
                              ========   =======     ======        ======

                           PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements

(8) Disclosures about Fair Value of Financial Instruments (cont.)

                                        Unrealized Unrealized
                              Amortized   Holding    Holding       Fair
(dollars in millions)            Cost      Gains      Losses       Value
 1995
 Kiewit Mutual Fund:
  Short-term government        $  106     $     2    $      -     $  108
  Intermediate term bond           82           5           -         87
  Tax exempt                      138           4           -        142
  Equity                            4           1           -          5
 U.S. debt securities              15           -           -         15
 Federal agency securities
   (held by C-TEC)                  8           -           -          8
 Municipal debt securities          1           -           -          1
 Corporate debt securities
   (held by C-TEC)                113           -           -        113
 Collateralized mortgage
   obligations                      -           2           -          2
 Other securities                  21           -           -         21
                               ------      ------     -------      -----
                               $  488      $   14     $     -      $ 502
                               ======      ======     =======      =====

 Restricted Securities:
  Kiewit Mutual Fund:
    Short-term government      $   15      $    -     $     -      $  15
    Intermediate term bond          7           -           -          7
    Equity                          6           1           -          7
  Municipal debt securities         1           -           -          1
                               ------      ------     -------      -----
                               $   29      $    1     $     -      $  30
                               ======      ======     =======      =====

 Non-current Investments:
   Equity securities           $   76      $   13     $      -     $  89
                               ======      ======     ========     =====


 Other securities primarily include bonds issued by the Casecnan project and purchased by KDG.

 For  debt  securities,  amortized  costs  do  not vary significantly
from principal amounts.  Realized gains   and  losses  on  sales  of
marketable and equity securities were $3 million and $- million in 1996, $1 million and $3 million in 1995 and $2 million and $18 million in 1994.

 At December 28, 1996 the contractual maturities of the debt securities are as follows:

 (dollars in millions)                 Amortized Cost       Fair Value
 U.S. debt securities:
  Less than 1 year                       $      2              $    2
   1-5 years                                   11                  11
                                         --------              ------
                                         $     13              $   13
                                         ========              ======

 Corporate debt securities:
  1-5 years                              $     47              $   47
                                         ========              ======

 Other securities:
   5-10 years                            $     20              $   22
                                         ========              ======

  Maturities for the mutual fund, equity securities and collateralized mortgage obligations have not been presented as they do not have a single maturity date.

 Long-term Debt

 The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities. With the exception of C-TEC, the fair value of debt approximates the carrying amount. C-TEC's Senior Secured Notes and the Credit Agreement with National Bank for Cooperatives have an aggregate fair value of $251 million (See Note 12).

(9)  Retainage on Construction Contracts

Receivables at December 28, 1996 and December 30, 1995 include approximately $139 million and $111 million of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $53 million and $61 million of securities which are being held by the owners of various construction projects in lieu of retainage. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are included as a separate component of stockholders' equity, net of tax.

(10) Investment in Construction Joint Ventures

 KCG has entered into a number of construction joint venture arrangements. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs.

 Summary joint venture financial information follows:

 Financial Position (dollars in millions)                1996           1995

 Total Joint Ventures

 Current assets                                        $   435        $   655
 Other assets (principally construction equipment)          47             52
                                                       -------        -------
                                                           482            707

 Current liabilities                                      (347)          (584)
                                                       -------        -------

      Net assets                                       $   135        $   123
                                                       =======        =======

 KCG's Share

 Equity in net assets                                  $    73        $    67
 Receivable from joint ventures                             18              6
                                                       -------        -------
       Investment in construction joint ventures       $    91        $    73
                                                       =======        =======


                           PETER KIEWIT SONS', INC.

                   Notes to Consolidated Financial Statements

(10) Investment in Construction Joint Ventures (cont.)

 Operations (dollars in millions)           1996           1995       1994

   Total Joint Ventures

     Revenue                              $  1,370       $  1,211  $  1,034
     Costs                                   1,201          1,108       937
                                          --------       --------  --------
       Operating income                   $    169       $    103  $     97
                                          ========       ========  ========

   KCG's Share

     Revenue                              $    689       $    691  $    523
     Costs                                     619            622       473
                                          --------       --------  --------
     Operating income                     $     70       $     69  $     50
                                          ========       ========  ========


 (11)  Intangible Assets

 Intangible assets consist of the following at December 28, 1996 and December 30, 1995:

 (dollars in millions)                             1996          1995

 C-TEC:
  Goodwill                                       $   198       $   199
  Franchises and subscriber lists                    229           224
  Other                                               34            96
 CPTC intangibles and other                           40            39
                                                  ------       -------
                                                     501           558
 Less accumulated amortization                      (133)         (171)
                                                 -------       -------
                                                 $   368       $   387
                                                 =======       =======
 (12)  Long-Term Debt

 At December 28, 1996 and December 30, 1995, long-term debt was as follows:

 (dollars in millions)                                     1996     1995

 Telecommunications

 C-TEC Long-term Debt (with recourse only  to C-TEC):
   Credit Agreement - National Bank for Cooperatives
   (7.51% due 2009)                                      $   110  $   119

   Senior Secured Notes
    (9.65% due 1999)                                         134      150

   Term Credit Agreement - Morgan Guaranty Trust Company
    (7% due 2002)                                             18       19

   Promissory Note - Twin County Acquisition                   -        4
   Revolving Credit Agreements and Other                       -        8
                                                         -------   ------
                                                             262      300
 Other

 CPTC Long-term Debt (with recourse only to CPTC):
   Bank Note
   (7.7% due 2008)                                            65       51

   Institutional Note
    (9.45% due 2017)                                          35       35

   OCTA Debt
    (9.0% due 2006)                                            6        6

   Subordinated Debt
    (9.5% No Maturity)                                         2        -
                                                        --------   ------
                                                             108       92
 Other Long-term Debt:
  9.6% to 11.1% Notes to former stockholders
    due 1999-2001                                              3        6
  6.25% to 8.75% Convertible debentures
    due 2002-2006                                             10        8
  Other                                                        6        6
                                                        --------   ------
                                                              19       20
                                                        --------   ------
                                                             389      412
  Less current portion                                       (57)     (42)
                                                        --------   ------
                                                        $    332   $  370
                                                        ========   ======

 Telecommunications.

 In March 1994, C-TEC's telephone group entered into a $135 million Credit Agreement with the National Bank for Cooperatives. The funds were used to prepay outstanding borrowings with various agencies of the U.S. government. Substantially all the assets of C-TEC's telephone group are subject to liens under this Credit Agreement. In addition, the telephone group is restricted from paying dividends in excess of the prior years net income.

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

 In connection with the acquisition of Twin County Trans Video, Inc. in 1995, C-TEC Cable Systems, Inc., a wholly owned subsidiary of C-TEC, issued a $4 million 5% promissory note. The note was unsecured. In September 1996, the note was cancelled in settlement of certain purchase price adjustments.

 C-TEC's cable group had Revolving Credit agreements which were collateralized by a pledge of the stock of the cable group subsidiaries which expired in December 1996.

 Other.

 In August 1996, CPTC converted its construction financing note into a term note with a consortium of banks (Bank Debt). The interest rate on the Bank Debt is based on LIBOR plus a varying rate with interest payable quarterly. Upon completion of the toll road, CPTC entered into an interest rate swap arrangement with the same parties. The swap expires in January 2004 and has an underlying interest rate of 6.96%.

 The institutional note is with Connecticut General Life Insurance Company, a subsidiary of CIGNA Corporation. The note converted into a term loan upon completion of the toll road.

 Substantially all the assets of CPTC and the partners' equity interest in CPTC secure the term debt.

 Orange County Transportation Authority holds $6 million of subordinated debt which is due in varying amounts over 10 years. Interest accrues at 9% and is payable quarterly beginning in 2000.

 The remaining subordinated debt was incurred in July 1996 to facilitate the completion of the project. The debt is payable to the partners and is generally subordinated to all other debt of CPTC. Interest on the subordinated debt compounds annually at 9.5% and is payable only as CPTC generates excess cash flows.

 CPTC capitalized interest of $5 million, $7 million and $4 million in 1996, 1995 and 1994.

 The PKS convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. Debentures were converted into 59,935 and 12,594 shares of Class C common stock and 69,022 and 12,594 shares of Class D common stock in 1995 and 1994. As part of the exchange offer completed prior to the MFS Spin-off, all holders of 1991 debentures and 1993 Class D debentures converted their debentures into Class C and Class D common stock. At December 28, 1996, 436,833 shares of Class C common stock are reserved for future conversions.

 Scheduled maturities of long-term debt through 2001 are as follows (in millions): 1997 - $57; 1998 - $60; 1999 - $62; 2000 - $18 and $19 in
2001.

 (13)  Income Taxes

 An analysis of the income tax (provision) benefit before minority interest for the three years ended December 28, 1996 follows:

 (dollars in millions)                             1996    1995    1994

 Current:
         U.S. federal                           $  (126) $ (127)  $  (54)
         Foreign                                     (9)      -      (10)
         State                                      (17)    ( 9)      (5)
                                                -------  ------   ------
                                                   (152)   (136)     (69)
      Deferred:
         U.S. federal                                68     146       27
         Foreign                                     (3)     (4)       5
         State                                        3       5        8
                                                -------   -----    -----
                                                     68     147       40
                                                -------   -----    -----
                                                $   (84)  $  11    $ (29)
                                                =======   =====    =====

 The United States and foreign components of earnings, for tax reporting purposes, before equity loss in MFS (recorded net of tax), minority interest and income taxes follows:

 (dollars in millions)                           1996     1995      1994

      United States                          $   284    $  370     $  224
      Foreign                                     21         6         16
                                             -------    ------     ------
                                             $   305    $  376     $  240
                                             =======    ======     ======

  A reconciliation of the actual income tax (provision) benefit and the tax computed by applying the U.S. federal rate (35%) to the earnings before equity loss in MFS (recorded net of tax), minority interest and income taxes for the three years ended December 28, 1996 follows:

 (dollars in millions)                   1996          1995         1994

      Computed tax at statutory rate  $  (107)       $  (132)    $  (84)
      State income taxes                   (9)            (8)        (3)
      Depletion                             4              3          4
      Dividend exclusion                    3              -          3
      Tax exempt interest                   2              3          4
      Prior year tax adjustments           40             56         54
      MFS deferred tax                      -             93          -
      Goodwill amortization                (5)            (4)        (2)
      Taxes on foreign operations          (5)             -          -
      Other                                (7)             -         (5)
                                       ------        -------     ------
                                       $  (84)       $    11     $  (29)
                                       ======        =======     ======


 During the three years ended December 28, 1996, the Company settled a number of disputed issues related to prior years that have been included in prior year tax adjustments.

 The Company files a consolidated federal income tax return including its domestic subsidiaries as allowed by the Internal Revenue Code. Possible taxes, beyond those provided on remittances of undistributed earnings of foreign subsidiaries, are not expected to be material.

 The components of the net deferred tax liabilities for the years ended December 28, 1996 and December 30, 1995 were as follows:

 (dollars in millions)                             1996             1995
 Deferred tax liabilities:
    Investments in securities                    $    19          $    15
    Investments in joint ventures                     16               25
    Investments in subsidiaries                       15               10
    Asset bases - accumulated depreciation           226              257
    Coal sales                                        15               42
    Other                                             26               21
                                                 -------           ------
 Total deferred tax liabilities                      317              370
 Deferred tax assets:
   Construction accounting                           15                 3
   Insurance claims                                  34                33
   Compensation - retirement benefits                35                32
   Provision for estimated expenses                  28                24
   Net operating losses of subsidiaries               8                 5
   Foreign and general business tax credits          61                59
   Alternative minimum tax credits                   16                20
   Other                                             24                30
   Valuation allowance                               (8)               (6)
                                                 ------             -----
 Total deferred tax assets                          213               200
                                                 ------             -----
   Net deferred tax liabilities                  $  104             $ 170
                                                 ======             =====

(14)  Employee Benefit Plans

 The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans. These contributions are included in the cost of revenue. Under federal law, the Company may be liable for a portion of plan deficiencies; however, there are no known deficiencies.

 KDG's defined benefit pension plans cover primarily packaging employees who retired prior to the disposition of the packaging operations. The income (expense) related to these plans was approximately $1 million, ($7) million and ($1) million in 1996, 1995 and 1994. The accrued pension liability associated with the plan is not significant at December 28, 1996 and December 30, 1995.

 C-TEC maintains a separate defined benefit plan for substantially all of its employees. The prepaid pension cost and expense related to this plan is not significant at December 28, 1996 and December 30, 1995, and for the three years ended December 28, 1996.

 Effective December 31, 1996, C-TEC will no longer accrue benefits under the defined benefit pension plan for employees other than those consisting primarily of the telephone group. The employees will become fully vested in their benefit accrued through that date. C-TEC recognized a curtailment gain of approximately $4 million which primarily resulted from the reduction of the projected benefit obligation.

 The Company also had a long-term incentive plan, consisting of stock appreciation rights, for certain employees. This plan concluded in 1994. The expense related to this plan was $2 million in 1994.

 Substantially all employees of the Company, with the exception of C-TEC employees, are covered under the Company's profit sharing plans. The expense related to these plans were $3 million in 1996 and 1995 and $2 million in 1994.

(15)  Postretirement Benefits

 In addition to providing pension and other supplemental benefits, KDG provides certain health care and life insurance benefits primarily for packaging employees who retired prior to the disposition of certain packaging operations and C-TEC employees who retired prior to 1993. Employees become eligible for these benefits if they meet minimum age and service requirements or if they agree to contribute a portion of the cost. These benefits have not been funded.

 In March 1995, KDG settled its liability with respect to certain postretirement life insurance benefits. The Company purchased insurance coverage from a third party insurance company for approximately $14 million to be paid over seven years. The settlement did not have a material impact on KDG's financial position, results of operations or cash flows.

 The net periodic costs for health care benefits were less than $1 million in 1996 and 1995 and $1 million in 1994. In all years, the costs related primarily to interest on accumulated benefits.

 The accrued postretirement benefit liability, primarily for packaging employees who retired prior to the disposition of the packaging operations, as of December 28, 1996 was as follows:

                                                        Health
 (dollars in millions)                                  Insurance

 Retirees                                                $   30
 Fully eligible active plan participants                      -
 Other active plan participants                               -
                                                         ------
  Total accumulated postretirement benefit obligation        30

 Unrecognized prior service cost                             17
 Unrecognized net loss                                       (5)
                                                         ------
   Accrued postretirement benefit liability              $   42
                                                         ======


 The unrecognized prior service cost resulted from certain modifications to the postretirement benefit plan for packaging employees which reduced the accumulated postretirement benefit obligation. KDG may make additional modifications in the future.

 A 7.7% increase in the cost of covered health care benefits was assumed for fiscal 1997. This rate is assumed to gradually decline to 6.2% in the year 2020 and remain at that level thereafter. A 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation ("APBO") by $1 million at year-end 1996. The weighted average discount rate used in determining the APBO was 7.5%.

(16)  Stockholders' Equity

 Class B and Class C shares can be issued only to Company employees and can be resold only to the Company at a formula price based on the book value of the Construction & Mining Group. The Company is generally required to repurchase Class B and Class C shares for cash upon stockholder demand. Class D shares have a formula price based on the book value of the Diversified Group. The Company must generally repurchase Class D shares for cash upon stockholder demand at the formula price, unless the Class D shares become publicly traded.
Class D shares are not subject to ownership or transfer restrictions.
However, almost all Class D shares are held by employees and former employees.
 For the three years ended December 28, 1996, issuances and repurchases of common shares, including conversions, were as follows:

                                     Class B    Class C     Class D
                                      Common     Common      Common
                                       Stock      Stock       Stock

      Shares issued in 1994                -     1,018,144    777,556
      Shares repurchased in 1994     180,000     2,247,186    396,684
      Shares issued in 1995                -     1,021,875  2,675,553
      Shares repurchased in 1995     736,932     5,492,002     42,147
      Shares issued in 1996                -       896,640    410,485
      Shares repurchased in 1996           -       770,368    255,216


(17) Class D Stock Plan

 Under the 1995 Class D Stock Plan ("the Plan"), the Company may grant stock options, stock appreciation rights or other benefits of up to 1 million shares of Class D Common Stock ("Shares") during the ten year term of the plan. The Company may not grant more than 500,000 Shares in any two year period and may not grant any one participant more than 200,000 Shares. Stock options must have an exercise price that is not less than the fair market value of the Shares on the grant date and become exercisable at a rate of 20% per year over a five year period.
Stock options expire if not exercised within ten years from the date of grant. Grants of 1995 options were conditioned upon approval of the Plan by PKS shareholders which was obtained in June 1996.

 Transactions involving stock options granted under the Plan are summarized as follows:

                                               Option Price     Weighted Avg
                                 Shares          Per Share      Option Price

 Balance December 31, 1994            -         $       -         $      -

   Options Granted              268,000             40.40            40.40
   Options Cancelled                  -                 -                -
   Options Exercised                  -                 -                -
                                -------
 Balance December 30, 1995      268,000           $ 40.40          $ 40.40
                                                  =======          =======

   Options Granted              179,000           $ 49.50          $ 49.50
   Options Cancelled             (3,000)            40.40            40.40
   Options Exercised                  -                 -                -
                                -------
  Balance December 28, 1996     444,000   $40.40 - $49.50         $  44.07
                                =======   ===============         ========

 Options exercisable
   December 30, 1995                  -          $      -        $      -
   December 28, 1996             53,000             40.40           40.40


 The weighted average remaining life for the 444,000 options outstanding on December 28, 1996 is 9.4 years.

 The Company has elected to adopt only the required disclosure provisions and not the optional expense recognition provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", that established a fair value method of accounting for stock options and other equity instruments. The compensation cost for 1996 and 1995 that would have been recognized in the consolidated statements of earnings if the fair value based method had been applied to the grants of options made in 1996 and 1995 is not material.

(18)   Fair Value of Financial Instruments.

 The estimated fair value of the Company's financial instruments are as follows:

 (dollars in millions)                    1996                   1995
                                    Carrying    Fair        Carrying    Fair
                                     Amount    Value         Amount     Value

 Cash and cash equivalents (Note 8) $    320  $   320       $    457   $   457
 Marketable securities (Note 8)          426      426            502       502
 Restricted securities (Note 8)           25       25             30        30
 Escrowed securities in lieu of
  retainage (Note 9)                      53       53             61        61
 Investment in equity securities
    including CalEnergy (Notes 4 and 8)  395      747            242       300
 CalEnergy convertible debenture           -        -             65        65
 Long-term debt (Notes 8 and 12)         389      396            412       428


(19)  Other Matters

 In October 1996, the PKS Board of Directors directed management to pursue a listing of PKS Class D Stock on a major securities exchange or the NASDAQ National Market as soon as practical during 1998. The Board does not foresee circumstances under which PKS would list the Class D Stock prior to 1998. The Board believes that a listing will provide PKS with a capital structure more suitable for the further development of KDG's business plan. It would also provide liquidity for Class D shareholders without impairing PKS' capital base.

 The Board's action does not ensure that a listing of Class D Stock will occur in 1998, or any time. The Board could delay or abandon plans to list the stock if it determined that such action would be in the best interests of all PKS' shareholders. In addition, PKS' ability to list Class D Stock will be subject to factors beyond its control, including the laws, regulations, and listing eligibility criteria in affect at the time a listing is sought, as well as stock market conditions at the time. Furthermore, the Board might decide to couple the listing of Class D Stock with a public offering of newly-issued Class D shares in order to raise additional capital for KDG. Such an offering could delay or alter the listing plan.

Class C shareholders are currently able to convert their shares into Class D Stock pursuant to the Company's Certificate of Incorporation. If such listing occurs, Class C shareholders will continue to be able to convert their shares into Class D Stock. However, the Company will not be obligated to repurchase Class D shares.

 In 1994, several former shareholders of a subsidiary of MFS filed a lawsuit against MFS, KDG and the chief executive officer of MFS, in the United States District Court for the Northern District of Illinois, Case No. 94C-1381. Plaintiffs allege that MFS fraudulently concealed material information from them, causing them to sell their shares of the subsidiary to MFS at an inadequate price. The lawsuit was settled in July, 1996. KDG had previously agreed to indemnify MFS and the chief executive officer against any liabilities arising from this lawsuit.
The settlement, net of reserves established, did not materially affect KDG's financial position, results of operations or cash flows.

 In June 1995, KCG exchanged its interest in a wholly-owned subsidiary involved in gold mining activities for 4,000,000 common shares of Kinross Gold Corporation, a publicly traded corporation.
KCG recognized a $21 million pre-tax gain on the exchange based on the difference between the book value of the subsidiary and the fair market value of the Kinross stock on the date of the transaction. This gain is included in other income on the consolidated statements of earnings.

 In May 1995, the lawsuit titled Whitney Benefits, Inc. and Peter Kiewit Sons' Co. v. The United States was settled. In 1983, plaintiffs alleged that the enactment of the Surface Mining Control and Reclamation Act of 1977 had prevented the mining of their Wyoming coal deposits and constituted a government taking without just compensation. In settlement of all claims, plaintiffs agreed to deed the coal deposits to the government and the government agreed to pay plaintiffs $200 million, of which Peter Kiewit Sons' Co., a KDG subsidiary, received approximately $135 million in June 1995 and recorded it in other income on the consolidated statements of earnings.

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

 It is customary in the Company's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. As of December 28, 1996, the Company had outstanding letters of credit of approximately $125 million.

 The Company leases various buildings and equipment under both operating and capital leases. Minimum rental payments on buildings and equipment subject to noncancelable operating leases during the next 24 years aggregate $68 million.

(20)   Subsequent Events

In January 1997, approximately 1.7 million shares of Class B&C Stock, with a redemption value of $71 million, were converted into 1.3 million shares of Class D Stock.

 In February 1997, KDG purchased an office building in Aurora, Colorado for $21 million. By investing in real estate, the Company is able to defer $40 million of the taxable gain with respect to the Whitney
Benefits settlement. KDG may make additional real estate investments in 1997 to defer the balance.

 Also in February 1997, C-TEC announced a plan to separate its operations along business lines into three separate, publicly traded companies:

  CTCo, containing the local telephone group and related engineering business;

  C-TEC Michigan, containing the cable television operations in Michigan; and

  RCN Corporation, which will consist of RCN Telecom Services; cable television operations in New York, New Jersey, and Pennsylvania; and the investment in Megacable S.A. de C.V., a cable operator in Mexico. RCN Telecom Services is a provider of packaged local and long distance telephone, video, and internet access services provided over fiber optic networks to residential customers in Boston and New York City.

 The restructuring will permit investors and the financial market to better understand and evaluate C-TEC's various businesses. In addition, the restructuring will allow C-TEC to raise capital for the future expansion of the RCN business on more efficient terms.

The plan is contingent upon receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free nature of the spin-off, the receipt of other regulatory approvals, and certain other conditions. If the reorganization and spin-offs occur, KDG will own less than 50% of the outstanding shares and voting rights of each entity and will account for each entity using the equity method.

The following is financial information of PKS had C-TEC been accounted for utilizing the equity method in the consolidated financial statements as of December 28, 1996 and December 30, 1995 and for the three years ended December 28, 1996.

 (dollars in millions)                            1996           1995
Assets
Current Assets:
 Cash and cash equivalents                      $   244         $   408
 Marketable securities                              379             382
 Restricted securities                               25              30
 Receivables, less allowance of $17 and $10         315             343
 Costs and earnings in excess of billings
  on uncompleted contracts                           80              78
 Investment in construction joint ventures           91              73
 Deferred income taxes                               49              57
 Other                                               32              33
                                                -------         -------
Total Current Assets                              1,215           1,404

Property, Plant and Equipment, net                  339             328
Investments                                       1,166             823
Intangible Assets, net                               38              38
Other Assets                                         47              76
                                                -------         -------
                                                $ 2,805         $ 2,669
                                                =======         =======

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                               $   197        $    212
 Short-term borrowings                                -              45
 Current portion of long-term debt                    2               6
 Accrued costs and billings in excess of revenue
    on uncompleted contracts                        112             111
 Accrued insurance costs                             81              79
 Other                                               71              75
                                                -------        --------
Total Current Liabilities                           463             528

Long-Term Debt, less current portion                125             106
Deferred Income Taxes                                62             125
Retirement Benefits                                  45              51
Accrued Reclamation Costs                            99             100
Other Liabilities                                   188             144
Minority Interest                                     4               8
Total Stockholders' Equity                        1,819           1,607
                                                -------         -------
                                                $ 2,805         $ 2,669
                                                =======         =======

                       PETER KIEWIT SONS', INC.

                Notes to Consolidated Financial Statements

(20)   Subsequent Events (cont.)

 (dollars in millions)                            1996      1995     1994

 Revenue                                      $   2,567   $  2,577  $  2,413
 Cost of Revenue                                 (2,192)    (2,249)   (2,119)
                                              ---------   --------  --------
                                                    375        328       294

 General and Administrative Expenses               (174)      (201)     (152)
                                              ---------   --------   -------
 Operating Earnings                                 201        127       142

 Other Income (Expense):
  Equity Earnings, net                                8         20        (4)
  Investment Income, net                             58         52        28
  Interest Expense, net                              (9)        (3)       (5)
  Gain on Subsidiary's Stock Transactions, net        -          3        54
  Other, net                                         31        154        21
                                              ---------   --------   -------
                                                     88        226        94

 Equity Loss in MFS                                   -       (131)     (102)
                                              ---------   --------   -------
 Earnings Before Income Taxes and
   Minority Interest                                289        222       134

 Income Tax (Provision) Benefit                     (70)        22       (24)

 Minority Interest in Net Loss of Subsidiaries        2          -         -
                                              ---------   --------   -------
 Net Earnings                                 $     221   $    244   $   110
                                              =========   ========   =======

On March 21, C-TEC paid the minority shareholders of Freedom $15 million for the contingent consideration outlined in the original purchase agreement (Note 5) and $15 million to acquire the remaining minority interest of Freedom. These amounts will be allocated to goodwill and are expected to be amortized over a period of approximately 6 years. C-TEC also paid $10 million to terminate a marketing services agreement with the former minority shareholders of Freedom. C-TEC will charge this amount to operations for the quarter ended March 31, 1997.

On March 26, 1997, a KCG sponsored construction joint venture was awarded a $1.3 billion contract to reconstruct Interstate I-15 through the Salt Lake City region. The project is being undertaken in preparation for the 2002 Olympic Games. KCG's share of this project is approximately $700 million.

                                                                  SCHEDULE II

               PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             Valuation and Qualifying Accounts and Reserves

                                         Additions  Amounts
                              Balance    Charged to Charged             Balance
                             Beginning   Costs and    to                End of
 (dollars in millions)       of Period   Expenses   Reserves  Other     Period

Year ended December 28, 1996

Allowance for doubtful
  trade accounts             $    12     $     13  $    (5)   $   -     $  20

Reserves:
   Insurance claims               79           22      (20)       -        81
   Retirement benefits            54            -       (6)       -        48

Year ended  December 30, 1995

Allowance for doubtful
  trade accounts             $     9     $     5    $   (2)    $   -     $ 12

Reserves:
   Insurance claims               75          18       (14)        -       79
   Retirement benefits            67           3        (2)      (14)(a)   54

Year ended December 31, 1994

Allowance for doubtful
  trade accounts             $     7     $     5    $   (3)   $    -     $  9

Reserves:
    Insurance  claims             67          19       (11)        -       75
    Retirement benefits           71           2        (6)        -       67


(a) The Company settled its liability with respect to certain postretirement life insurance benefits by purchasing insurance coverage from a third party insurance company.