Form 10-Q
period 1997-03-31
KIEWIT PETER SONS INC
filed 1997-05-15
CIK 794323

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended March 31, 1997

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

The number of shares outstanding of each class of the issuer's common stock, as of May 1, 1997:

        Class C Common Stock ..................... 9,262,707 shares
        Class D Common Stock .................... 24,507,905 shares




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
                                (unaudited)

                                                         Three Months Ended
                                                              March 31,
(dollars in millions, except per share data)             1997          1996

Revenue                                                 $   646      $   645
Cost of Revenue                                            (548)        (561)
                                                        -------      -------
                                                             98           84

General and Administrative Expenses                         (76)         (62)
                                                        -------      -------
Operating Earnings                                           22           22

Other Income (Expense):
 Equity Earnings, net                                          5           -
 Investment Income, net                                       14          19
 Interest Expense, net                                        (8)         (8)
 Other, net                                                   13           6
                                                         -------      ------
                                                              24          17
                                                         -------      ------

Earnings Before Income Taxes and
 Minority Interest                                            46          39

Provision for Income Taxes                                   (17)        (14)

Minority Interest in Net Loss of Subsidiaries                  6           -
                                                         -------      ------
Net Earnings                                             $    35      $   25
                                                         =======      ======

Earnings Attributable to Class B&C Stock                 $    15      $    7
                                                         =======      ======

Earnings Attributable to Class D Stock                   $    20      $   18
                                                         =======      ======

Primary Earnings per Share:
 Class B&C                                               $  1.65      $  .66
                                                         =======      ======
 Class D                                                 $   .79      $  .77
                                                         =======      ======

Fully Diluted Earnings per Share:
 Class B&C                                               $  1.58      $  .65
                                                         =======      ======
 Class D                                                 $   .79      $  .77
                                                         =======      ======

Dividends per Common Share:
 Class B&C                                               $     -      $    -
                                                         =======      ======
 Class D                                                 $     -      $    -
                                                         =======      ======


See accompanying notes to consolidated condensed financial statements.

                          PETER KIEWIT SONS', INC.

                   Consolidated Condensed Balance Sheets

                                                   March 31,    December 28,
                                                     1997          1996
(dollars in millions, except per share data)     (unaudited)

Assets

Current Assets:
 Cash and cash equivalents                         $  376         $  320
 Marketable securities                                369            426
 Restricted securities                                 22             25
 Receivables, less allowance of $20 and $20           370            357
 Costs and earnings in excess of
  billings on uncompleted contracts                    72             80
 Investment in construction joint ventures            114             91
 Deferred income taxes                                 72             59
 Other                                                 47             46
                                                   ------          -----
Total Current Assets                                1,442          1,404

Property, Plant and Equipment,
 less accumulated depreciation and
 amortization of $781 and $774                        827            807

Investments                                           934            900

Intangible Assets, net                                388            368

Other Assets                                           70             72
                                                   ------         ------
                                                   $3,661         $3,551
                                                   ======         ======


See accompanying notes to consolidated condensed financial statements.

                            PETER KIEWIT SONS', INC.

                   Consolidated Condensed Balance Sheets


                                                 March 31,    December 28,
                                                   1997          1996
(dollars in millions, except per share data)  (unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                              $   195        $   235
 Current portion of long-term debt:
  Telecommunications                                11             55
  Other                                              2              2
 Accrued costs and billings in excess
  of revenue on uncompleted contracts              168            124
 Accrued insurance costs                            83             81
 Income taxes payable                               35              1
 Other                                             125            133
                                               -------         ------
Total Current Liabilities                          619            631

Long-Term Debt, less current portion:
 Telecommunications                                248            207
 Other                                             127            125
Deferred Income Taxes                              229            163
Retirement Benefits                                 46             48
Accrued Reclamation Costs                          102             99
Other Liabilities                                  238            241
Minority Interest                                  209            218

Stockholders' Equity:
 Preferred stock, no par value, authorized
  250,000 shares: no shares outstanding              -              -
 Common stock, $.0625 par value,
  $1.7 billion aggregate redemption value:
    Class B, authorized 8,000,000 shares:
      -0- outstanding in 1997 and
      263,468 outstanding in 1996                    -              -
    Class C, authorized 125,000,000 shares:
      9,262,707 outstanding in 1997 and
      9,954,006 in 1996                              1              1
    Class D, authorized 50,000,000 shares:
       24,481,905 outstanding in 1997 and
       23,219,744 in 1996                            1              1
 Additional paid-in capital                        234            235
 Foreign currency adjustment                        (5)            (7)
 Net unrealized holding gain                        12             23
 Retained earnings                               1,600          1,566
                                               -------        -------
Total Stockholders' Equity                       1,843          1,819
                                               -------        -------
                                               $ 3,661        $ 3,551
                                               =======        =======

See accompanying notes to consolidated condensed financial statements.

                         PETER KIEWIT SONS', INC.

               Consolidated Condensed Statements of Cash Flows
                              (unaudited)

                                                     Three Months Ended
                                                          March 31,
(dollars in millions)                                1997          1996

Cash flows from operations:
 Net cash provided by operations                    $  139        $   53

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                                 80            97
 Purchases of marketable securities                    (26)         (113)
 Change in restricted securities                         3             3
 Proceeds from sale of property, plant
  and equipment, and other investments                  23             9
 Capital expenditures                                  (65)          (33)
 Acquisitions and investments in affiliates            (76)          (54)
                                                    ------         -----
  Net cash used in investing activities                (61)          (91)

Cash flows from financing activities:
 Proceeds from long-term debt borrowings                 -             6
 Payments on long-term debt, including
  current portion                                       (3)           (8)
 Net change in short-term borrowings                     -           (20)
 Repurchases of common stock                            (1)          (12)
 Dividends paid                                        (19)          (18)
 Other                                                   1             -
                                                   -------        ------
  Net cash used in financing activities                (22)          (52)
                                                   -------        ------

Net change in cash and cash equivalents                 56           (90)

Cash and cash equivalents at beginning of period       320           457
                                                   -------        ------
Cash and cash equivalents at end of period         $   376        $  367
                                                   =======        ======


See accompanying notes to consolidated condensed financial statements.

                     PETER KIEWIT SONS', INC.

         Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation

The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. ("PKS") and subsidiaries (the "Company") at December 28, 1996 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

Receivables at March 31, 1997 and December 28, 1996 include approximately $85 million and $86 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $47 million and $53 million of securities which are being held by the owners of various construction projects in lieu of retainage.

The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current year presentation.

2. Earnings Per Share:

Primary and fully diluted earnings per share of common stock have been computed using the weighted average number of shares outstanding during each period after giving effect to common stock equivalents and other dilutive securities. The number of shares used in computing earnings per share was as follows:

                                                        Three Months Ended
                                                            March 31,
                                                         1997         1996

 Primary earnings per share:
  Class B&C                                           9,321,469   10,257,392
  Class D                                            24,525,029   23,236,057

 Fully diluted earnings per share:
  Class B&C                                           9,758,302   10,619,814
  Class D                                            24,525,029   23,236,057


In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".
The statement establishes standards for computing and presenting earnings per share and requires the restatement of prior period earnings per share data presented. This statement is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. Basic and diluted earnings per share, as defined in SFAS No. 128, are not expected to vary significantly from the primary and fully diluted earnings per share shown on the consolidated statements of earnings.

3. Summarized Financial Information:

Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining Group ("KCG") contains the construction and materials operations of Kiewit Construction Group Inc. The Diversified Group ("KDG") contains coal mining properties owned by Kiewit Coal Properties Inc., energy investments, including 30% interests in CalEnergy Company, Inc. ("CalEnergy") and
CE Electric UK, plc ("CE Electric"), investments in international energy projects, telecommunications companies owned by C-TEC Corporation ("C-TEC"), California Private Transportation Company, L.P. ("CPTC"), the owner-operator of the SR91 toll road in California, and miscellaneous investments, all owned by Kiewit Diversified Group Inc. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

A summary of the results of operations and financial position for the Construction & Mining Group and the Diversified Group follows. The summary information for December 28, 1996 was derived from the audited financial statements of the respective groups which were exhibits to the 1996
Form 10-K. All other summary information was derived from the unaudited financial statements of the respective groups which are exhibits to this Form 10-Q. All significant intercompany accounts and transactions, except those directly between the Construction & Mining Group and the Diversified Group, have been eliminated.

 (in millions, except per share data)

 Construction & Mining Group:
                                                     Three Months Ended
                                                         March 31,
                                                      1997         1996
 Results of Operations:
  Revenue                                           $   478       $  502
  Net earnings                                           15            7
  Primary earnings per share                           1.65          .66
  Fully diluted earnings per share                     1.58          .65

                                                   March 31,  December 28,
                                                     1997        1996
 Financial Position:
  Working capital                                  $   311      $   374
  Total assets                                       1,006        1,036
  Long-term debt, less current portion                  12           12
  Stockholders' equity                                 507          562


Included within the results of operations is mine management income from the Diversified Group of $9 million in 1997 and $7 million in 1996.



 (in millions, except per share data)

 Diversified Group:
                                                       Three Months Ended
                                                            March 31,
                                                        1997          1996

 Results of Operations:
  Revenue                                              $  176       $   155
  Net earnings                                             20            18
  Primary earnings per share                              .79           .77
  Fully diluted earnings per share                        .79           .77


                                                    March 31,   December 28,
                                                      1997          1996
 Financial Position:
  Working capital                                   $   512      $   399
  Total assets                                        2,664        2,523
  Long-term debt, less current portion                  363          320
  Stockholders' equity                                1,336        1,257


Included within the results of operations is mine management expense paid to the Construction & Mining Group of $9 million in 1997 and $7 million in 1996.

4. Acquisitions:

In 1996, C-TEC purchased 80% of Freedom New York, L.L.C. ("Freedom"). Freedom provides subscription television services using microwave frequencies in New York City and selected areas of New Jersey. In March 1997, C-TEC paid $40 million (including $10 million of non-capitalizable costs) in connection with a series of transactions which resulted in C-TEC having a 100% ownership interest in the assets of Freedom. The acquisition was accounted for as a purchase. The purchase price (net of non-capitalizable costs) exceeded the fair value of net assets by $25 million, which is recognized as goodwill and is being amortized over approximately 6 years.

On December 24, 1996, CE Electric plc ("CE Electric") which is 70% owned indirectly by CalEnergy and 30% owned indirectly by KDG, acquired majority ownership of the outstanding ordinary share capital of Northern Electric plc ("Northern") pursuant to a tender offer (the "Tender Offer") commenced in the United Kingdom by CE Electric on November 5, 1996. As of March 18, 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

As of March 31, 1997, CalEnergy and KDG had contributed to CE Electric approximately $410 million and $176 million, respectively, of the approximately $1.3 billion required to acquire all of Northern's ordinary and preference shares in connection with the Tender Offer. The remaining funds necessary to consummate the Tender Offer were provided by a term loan ($921 million) and revolving facility agreement obtained by CE Electric. KDG has not guaranteed, and is not otherwise subject to recourse for, amounts borrowed under these facilities.

5. Investments:

The Company is able to defer $40 million of the taxable gain with respect to the 1995 Whitney Benefits litigation settlement by investing in real estate. In February 1997, KDG purchased an office building in Aurora, Colorado for $22 million. KDG may make additional real estate investments to defer the remaining balance.

In late 1995, a KDG and CalEnergy venture, CE Casecnan Water and Energy Company, Inc., ("Casecnan") closed financing and commenced construction of a $495 million irrigation and hydroelectric power project located on the Philippine island of Luzon. KDG and CalEnergy have each made $62 million of equity contributions to the project.

The Casecnan project was being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering & Construction Co. Ltd. ("HECC"),
(together, "Contractors"), both of which are South Korean corporations.
Hanbo Corporation and HECC are under common ownership. The Contractors' obligations under the construction contract ("Hanbo Contract") are guaranteed by Hanbo Iron & Steel Company, Ltd. ("Hanbo Steel"), a large South Korean steel company. In addition, the Contractors' obligations are secured by an unconditional, irrevocable standby letter of credit issued by Korea First Bank ("KFB") in the approximate amount of $118 million.
During the first quarter of 1997 Hanbo Corporation, HECC and Hanbo Steel each filed to seek bankruptcy protection in Korea and KFB's credit rating was downgraded because of the substantial loans it made to Hanbo Steel.

On May 7, 1997, Casecnan announced that it had terminated the Hanbo Contract and had entered into a new engineer, procure and construct contract to complete the construction of the project (the "Replacement Contract").
The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd., and will be headed by Cooperativa Muratori Cementista CMC di Ravenna and Impressa Pizzarotti &
C. Spa. The Hanbo Contract was terminated because of events of default under that contract including the fact that the Contractors had filed for court receivership protection in South Korea. In connection with the contract termination, Casecnan made a draw request under the letter of credit issued by KFB to pay for certain transition costs and other damages under the Hanbo Contract. If KFB should fail to honor its obligations under the letter of credit, such action may have a material adverse effect on the Casecnan project. However, based on information available, KDG does not currently believe its investment is impaired.

6.   C-TEC Restructuring:

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

The restructuring should permit investors and the financial market to better understand and evaluate C-TEC's various businesses. In addition, the restructuring will allow C-TEC to raise capital on the most efficient terms. In April 1997, C-TEC obtained three committed credit facilities with a
syndicate of banks aggregating $395 million.   C-TEC intends to use these
credit facilities to refinance the existing Senior Secured Notes and to fund its network expansion plans, primarily the RCN businesses.

The restructuring is contingent upon receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free nature of the spin-offs, the receipt of other regulatory approvals, and other conditions. If the reorganization and spin-offs occur, KDG will own less than 50% of the outstanding shares and voting rights of each entity, and will therefore account for each entity using the equity method.

On May 12, 1997, C-TEC announced that it had proposed to acquire the 38% of the common stock of Mercom Inc. ("Mercom") not currently owned by it in exchange of 8.7% of the common stock of C-TEC Michigan. The proposed exchange ratio is based on the assumption that C-TEC Michigan will have $125 million of net debt outstanding at the time of the transaction.

C-TEC anticipates that Mercom's Board of Directors will form a special committee comprised of directors unaffiliated with C-TEC to reveiw and evaluate the proposal. The proposal is subject to certain conditions, including the consummation of C-TEC's restructuring and the receipt of all required regulatory approvals. C-TEC reserves the right to withdraw its proposal at any time prior to the execution of a definitive agreement. There can be no assurance as to the terms of any transaction or that any transaction will take place.

The following is financial information of the Company had C-TEC been accounted for utilizing the equity method in the consolidated condensed financial statements as of March 31, 1997, and December 28, 1996 and for the three months ended March 31, 1997 and 1996:

                                                      March 31,  December 28,
 (dollars in millions)                                  1997          1996

 Assets
 Current Assets:
  Cash and cash equivalents                           $   321     $   244
  Marketable securities                                   356         379
  Restricted securities                                    22          25
  Receivables, less allowance of $17 and $17              320         315
  Costs and earnings in excess of billings on
   uncompleted contracts                                   72          80
  Investment in construction joint ventures               114          91
  Deferred income taxes                                    62          49
  Other                                                    32          32
                                                      -------      ------
 Total Current Assets                                   1,299       1,215

 Property, Plant and Equipment, net                       350         339
 Investments                                            1,201       1,166
 Intangible Assets, net                                    40          38
 Other Assets                                              45          47
                                                      -------      ------
                                                      $ 2,935     $ 2,805
                                                      =======     =======

 Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts payable                                    $   160     $   197
  Current portion of long-term debt                         2           2
  Accrued costs and billings in excess of revenue
   on uncompleted contracts                               154         112
  Accrued insurance costs                                  83          81
  Other                                                   102          71
                                                      -------     -------
 Total  Current Liabilities                               501         463

 Long-Term Debt, less current portion                     127         125
 Deferred Income Taxes                                    127          62
 Retirement Benefits                                       44          45
 Accrued Reclamation Costs                                102          99
 Other Liabilities                                        187         188
 Minority Interest                                          4           4

 Total Stockholders' Equity                             1,843       1,819
                                                      -------     -------
                                                      $ 2,935     $ 2,805
                                                      =======     =======


                                                       Three Months Ended
                                                           March 31,
 (dollars in millions)                                 1997          1996

 Revenue                                              $  550        $  556
 Cost of Revenue                                        (480)         (501)
                                                      ------        ------
                                                          70            55
 General and Administrative Expenses                     (41)          (40)
                                                      ------        ------

 Operating Earnings                                       29            15

 Other Income (Expense):
  Equity Earnings, net                                     1             -
  Investment Income, net                                  11            15
  Interest Expense, net                                   (3)           (1)
  Other, net                                              14             7
                                                     -------        ------
                                                          23            21
                                                     -------        ------
 Earnings Before Income Taxes and Minority Interest       52            36

 Provision for Income Taxes                              (18)          (11)

 Minority Interest in Net Loss of Subsidiaries             1             -
                                                     -------       -------
 Net Earnings                                        $    35       $    25
                                                     =======       =======


                                                     Three Months Ended
                                                          March 31,
 (dollars in millions)                                1997         1996

 Cash flows from operations:
  Net cash provided by operations                   $   135       $   43

 Cash flows from investing activities:
  Proceeds from sales and maturities of
   marketable securities                                 46           37
  Purchases of marketable securities                    (26)         (78)
  Change in restricted securities                         3            3
  Proceeds from sale of property, plant
   and equipment, and other investments                  23            9
  Capital expenditures                                  (39)         (19)
  Acquisitions and investments in affiliates            (46)         (54)
                                                    -------       ------
   Net cash used in investing activities                (39)        (102)

 Cash flows from financing activities:
  Proceeds from long-term debt borrowings                 -            6
  Payments on long-term debt, including
   current portion                                        -           (2)
  Net change in short-term borrowings                     -          (20)
  Repurchases of common stock                            (1)         (12)
  Dividends paid                                        (19)         (18)
  Other                                                   1            -
                                                     ------       ------
   Net cash used in financing activities                (19)         (46)
                                                     ------       ------

 Net change in cash and cash equivalents                 77         (105)

 Cash and cash equivalents at beginning of period       244          408
                                                     ------       ------
 Cash and cash equivalents at end of period          $  321       $  303
                                                     ======       ======


7. Other Matters:

The Company is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position, future results of operations or future cash flows.

8. Subsequent Event:

In April 1997, KCG and a partner each invested $15 million to acquire a 96% interest in Oak Mountain Energy L.L.C. ("Oak Mountain"). Oak Mountain then acquired the existing assets of an underground coal mine in Alabama for approximately $18 million and assumed approximately $16 million of related debt. Oak Mountain intends to use the remaining cash and $30 million of nonrecourse bank borrowings to retire the existing debt and further develop and modernize the mine.

                       PETER KIEWIT SONS', INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Separate management's discussion and analysis of financial condition and results of operations for the Kiewit Construction & Mining Group and the Kiewit Diversified Group have been filed as part of Exhibits 99.A and 99.B to this report. The Company will furnish a copy of each exhibit without charge upon written request addressed to Stock Registrar, Peter Kiewit Sons', Inc., 1000 Kiewit Plaza, Omaha, Nebraska 68131.

Revenue from each of the Company's business segments for the three months ended March 31, comprised the following (in millions):

                                                    1997         1996

   Construction                                    $  478       $  502
   Coal Mining                                         61           53
   Telecommunications                                  96           90
   Other                                               19           12
   Eliminations                                        (8)         (12)
                                                   ------       ------
                                                   $  646       $  645
                                                   ======       ======

Results of Operations- First Quarter 1997 vs. First Quarter 1996

Construction. Construction and materials revenue for the first quarter of 1997 decreased $24 million or 5% from the same period in 1996. This was a direct result of the substantial completion of the San Joaquin Toll Road project at the end of 1996. Although construction revenue was down, materials revenue increased 6% due to the strong demand for aggregates in the Arizona market.

Contract backlog at March 31, 1997 was $3.3 billion of which 4% is attributable to foreign operations located in Canada, Indonesia and the Philippines. Domestic projects are spread geographically throughout the U.S. Included in backlog is $780 million for the "I-15" project awarded in late March. The Company is the sponsoring partner on the design-build joint venture reconstructing 16 miles of Interstate 15 through the Salt Lake City, Utah area. The project is expected to be completed in December of 2001 and includes a 10 year maintenance contract.

Margins on construction projects for the first quarter of 1997 increased to 7% compared to 5% for the same time period in 1996. Claim settlements were the primary factor for this increase. Materials margins decreased slightly to 6% for the first quarter of 1997 from 7% for the same time period in 1996 due to increased competition in the market.

Coal Mining. Mining revenue increased $8 million in the first quarter of 1997 compared to 1996. Increased sales of alternate source, spot market and contracted coal all contributed to the improvement. Alternate source coal sales to Commonwealth Edison Company ("Commonwealth") in the first quarter of 1997 were 33% of its commitment for all of 1997. In 1996, first quarter alternate source coal sales were 25% of its 1996 commitment. The increase in 1997 alternate source coal sales contributed $4 million to the improvement in revenue. Commonwealth has the flexibility under the amended contract to accelerate and defer delivery of alternate source coal provided it accepts delivery of the aggregate minimum commitment at the end of each year. Thus, the increased revenue recognized in the first quarter of 1997 may not continue and could even decline throughout the remaining periods of 1997.

An increase in spot sales, due to a decline in hydroelectric power generated in the northwestern United States, and contract sales, attributable to new and accelerated contractual commitments, are responsible for the remainder of the increase in coal revenue.

Operating margins as a percentage of revenue were virtually unchanged from the first quarter of 1996. The increased level of high margin alternate source coal sales continued to offset the lower margin on increased spot sales.

Telecommunications.    Telecommunications  revenue, generated  by C-TEC,
increased 7% in 1997. C-TEC's telephone and cable groups each experienced similar growth. Sales of the telephone group increased primarily due to higher internet access revenue, video conferencing system sales, and growth in interstate access lines and access minutes. The increase in the cable group's revenue is attributable to 9,300 additional average subscribers over the same period in 1996 and the effects of rate increases during the first quarter of 1997. C-TEC also experienced revenue growth from the RCN businesses. The video subscribers obtained in the 1996 Freedom transaction are responsible for the additional sales.

Expenses attributable to telecommunications revenue increased 13% in the first quarter of 1997 compared to the same period in 1996. Costs for the telephone group grew 15% in 1997. The telephone group's costs in 1996 were positively impacted by a one-time postemployment benefit adjustment that did not recur in 1997. Increases in advertising, internet service costs and compensation expenses, due to personnel additions and wage increases, also contributed to the higher costs in 1997. Higher basic programming expenses in 1997 led to a 7% increase in costs for the cable group. The costs associated with the development of the RCN businesses, including depreciation and amortization expense and personnel related expenses also contributed to the overall increase in telecommunications costs.

General and Administrative Expenses.    General and administrative expenses
increased 23% in 1997. The expenses of Freedom, acquired by C-TEC in 1996, and certain non-capitalized costs of $10 million incurred in connection with the March 1997 transactions with Freedom's minority shareholders were primarily responsible for the higher costs. Excluding C-TEC, a decline in professional service expenses was offset by slight increases in insurance and other administrative expenses.

Equity Earnings, net. Equity earnings increased significantly in 1997. KDG's proportionate share of CalEnergy's earnings increased $5 million in the first quarter of 1997 to $8 million. The improvement in CalEnergy's earnings resulted from the completion and commencement of operations of the Salton Sea Unit IV and two Philippine geothermal facilities, the purchase of three cogeneration facilities and the acquisition of Northern Electric, all of which occurred after March 31, 1996. In addition to contributing to CalEnergy's earnings, KDG's proportionate share of Northern Electric also provided $3 million of income. Partially offsetting these gains were losses attributable to the Casecnan project. The Casecnan loss during construction results from the variance in borrowing and investing interest rates on the funds generated by the project's debt offering in 1995.

Investment Income, net.  Investment income for the first three months of 1997
decreased 26% compared to the same period in 1996.   A decrease in interest
income, primarily due to a decline in the average portfolio balance, was partially offset by a gain on the sale of securities.

Interest Expense, net. Interest expense remained the same in 1997. CPTC incurred $3 million of interest in 1996 and 1997. The 1996 interest was capitalized due to the construction of the SR91 toll road. CPTC's 1997 interest expense was offset by a reduction in C-TEC's and KCG's interest expense due to a decline in their outstanding debt and short-term borrowings, respectively.

Other, net. Other income increased 117% in 1997 compared to 1996. This result is primarily attributable to an increase in net gains from the disposition of construction equipment in 1997.

Minority Interest in Net Loss of Subsidiaries. C-TEC's losses, primarily due to the development of the RCN businesses and certain non-capitalized costs incurred in connection with the March 1997 transactions with Freedom's minority shareholders, and the losses associated with the SR91 toll road, resulted in the increased losses attributable to minority shareholders.

Provision for Income Taxes. The effective income tax rate in 1997 and 1996 approximates the expected statutory rate of 35%.

Financial Condition - March 31, 1997 vs. December 28, 1996

Excluding C-TEC, described in a separate paragraph below, the Company's working capital increased $46 million or 6% during 1997. An increase in cash flows from operations, primarily due to $83 million of federal tax and interest refunds, was partially offset by investing and financing activities.

Investing activities include $46 million of investments, primarily $22 million for real estate and $18 million for international energy projects, and $39 million of capital expenditures, principally construction equipment.
These outflows were partially offset by the net sale of marketable securities of $20 million and proceeds from the sale of construction equipment of $22 million.

Financing activities primarily consist of the payment of $19 million of dividends on the Company's Class C Stock and Class D Stock and $1 million of stock repurchases. In April 1997, the Company declared a $.70 per share dividend on outstanding Class C Stock payable in May 1997.

C-TEC's working capital was consistent with that at the end of 1996. The series of transactions with Freedom's minority shareholders for $40 million, and $26 million of capital expenditures to expand the RCN, cable and telephone networks were partially offset by $34 million of proceeds from the sale and maturity of short-term investments. In addition to those activities, C-TEC reclassified $44 million of long-term debt from current to noncurrent. C-TEC intends to refinance the Senior Secured Notes with the proceeds from new credit facilities.

The Company anticipates making significant investments in its construction and mining businesses. The Company continues to explore opportunities to acquire additional businesses. The Company also anticipates making significant investments in its energy and infrastructure businesses - including its joint venture agreement with CalEnergy covering international power project development activities - and searching for opportunities to acquire businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchasing the Company's stock.
The Company's current financial condition, future cash flows and borrowing capacity should be sufficient for immediate operating and investing activities.

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

The Board's action does not ensure that a listing of Class D Stock will occur in 1998, or any time. The Board could delay or abandon plans to list the stock if it determined that such action would be in the best interest of all PKS' shareholders. In addition, PKS' ability to list Class D Stock will be subject to factors beyond its control, including the laws, regulations, and listing eligibility criteria in effect at the time a listing is sought, as well as stock market conditions at the time. Furthermore, the Board might decide to couple the listing of Class D Stock with a public offering of newly-issued Class D shares in order to raise additional capital for the Diversified Group. Such an offering could delay or alter the listing plan.

In January 1997, approximately 1.7 million shares of Class B&C Stock, with a redemption value of $71 million, were converted into approximately 1.3 million shares of Class D Stock. If the listing described above does occur, Class C shareholders will continue to be able to convert their shares. However, PKS would not be obligated to repurchase Class D Stock from shareholders.

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

The restructuring should permit investors and the financial market to better understand and evaluate C-TEC's various businesses. In addition, the restructuring will allow C-TEC to raise capital on the most efficient terms. In April 1997, C-TEC obtained three committed credit facilities with a syndicate of banks aggregating $395 million. C-TEC intends to use these credit facilities to refinance the existing Senior Secured Notes and to fund its network expansion plans, primarily, the RCN businesses.

The restructuring is contingent upon receipt of a private letter ruling from the Internal Revenue Service regarding the tax-free nature of the spin-offs, the receipt of other regulatory approvals, and other conditions. If the reorganization and spin-offs occur, KDG will own less than 50% of the outstanding shares and voting rights of each entity, and will therefore account for each entity using the equity method.

On May 12, 1997 C-TEC announced that it had proposed to acquire the 38% of the common stock of Mercom not currently owned by it in exchange of 8.75% of the common stock of C-TEC Michigan. The proposed exchange ratio is based on the assumption that C-TEC Michigan will have $125 million of net debt outstanding at the time of the transaction.

C-TEC anticipates that Mercom's Board of Directors will form a special committee composed of directors unaffiliated with C-TEC to review and evaluate the proposal. The proposal is subject to certain conditions, including the consummation of C-TEC's restructuring and the receipt of all required regulatory approvals. C-TEC reserves the right to withdraw its proposal at any time prior to the execution of a definitive agreement. There can be no assurance as to the terms of any transaction or that any transaction will take place.

In late 1995, a KDG and CalEnergy venture, CE Casecnan Water and Energy Company, Inc., ("Casecnan") closed financing and commenced construction of a $495 million irrigation and hydroelectric power project located on the Philippine island of Luzon. KDG and CalEnergy have each made $62 million of equity contributions to the project.

The Casecnan project was being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering & Construction Co. Ltd. ("HECC"),
(together, "Contractors"), both of which are  South Korean corporations.
Hanbo Corporation and HECC are under common ownership. The Contractors' obligations under the construction contract ("Hanbo Contract") are guaranteed by Hanbo Iron & Steel Company, Ltd. ("Hanbo Steel"), a large South Korean steel company. In addition, the Contractors' obligations are secured by an unconditional, irrevocable standby letter of credit issued by Korea First Bank ("KFB") in the approximate amount of $118 million. During the first quarter of 1997 Hanbo Corporation, HECC and Hanbo Steel each filed to seek bankruptcy protection in Korea and KFB's credit rating was downgraded because of the substantial loans it made to Hanbo Steel.

On May 7, 1997, Casecnan announced that it had terminated the Hanbo Contract and had entered into a new engineer, procure and construct contract to complete the construction of the project (the "Replacement Contract").
The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd., and will be headed by Cooperativa Muratori Cementista CMC di Ravenna and Impressa Pizzarotti & C. Spa. The Hanbo Contract was terminated because of events of default under that contract including the fact that the Contractors had filed for court receivership protection in South Korea. In connection with the contract termination, Casecnan made a draw request under the letter of credit issued by KFB to pay for certain transition costs and other damages under the Hanbo Contract. If KFB should fail to honor its obligations under the letter of credit, such action may have a material adverse effect on the Casecnan project. However, based on information available, KDG does not currently believe its investment is impaired.

                     PETER KIEWIT SONS', INC.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits filed as part of this report are listed below.

  Exhibit
  Number

  11    Statement regarding computation of per share earnings

  27    Financial Data Schedule

  99.A Kiewit Construction & Mining Group Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

 99.B Kiewit Diversified Group Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) No reports on Form 8-K were filed by the Company during the first quarter of 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   PETER KIEWIT SONS', INC.


Dated: May 15, 1997                                  \s\ Richard R. Jaros
                                                     Richard R. Jaros
                                                     Executive Vice President
                                                     Chief Financial Officer

                          PETER KIEWIT SONS', INC.

                            INDEX TO EXHIBITS

 Exhibit
  No.

11   Statement regarding computation of per share earnings

27   Financial Data Schedule

99.A Kiewit Construction & Mining Group Financial Statements and Management's
     Discussion and Analysis of Financial Condition and Results of Operations.

99.B Kiewit Diversified Group Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.