Form 10-Q
period 1997-06-30
KIEWIT PETER SONS INC
filed 1997-08-14
CIK 794323

FORM 10-Q

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


 (Mark One)

 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended June 30, 1997

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

The number of shares outstanding of each class of the issuer's common stock, as of August 1, 1997:

          Class C Common Stock ................... 10,088,879 shares
          Class D Common Stock ................... 24,575,825 shares




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

Signatures

Index to Exhibits




                            PETER KIEWIT SONS', INC.

                   Consolidated Condensed Statements of Earnings
                                    (unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,            June 30,
(dollars in millions,
  except per share data)              1997        1996      1997      1996

Revenue                              $  735     $  718    $ 1,381  $ 1,363
Cost of Revenue                        (595)      (598)    (1,143)  (1,159)
                                     ------     ------    -------  -------
                                        140        120        238      204

General and Administrative Expenses     (77)       (63)      (153)    (125)
                                     ------     ------    -------  -------
Operating Earnings                       63         57         85       79

Other Income (Expense):
 Equity Earnings, net                    15          3         20        3
 Investment Income, net                  13         18         27       37
 Interest Expense, net                  (12)        (8)       (20)     (15)
 Other, net                               7          9         20       14
                                     ------     ------    -------  -------
                                         23         22         47       39
                                     ------     ------    -------  -------


Earnings Before Income Taxes and
 Minority Interest                       86         79        132      118

Provision for Income Taxes              (33)       (32)       (50)     (46)

Minority Interest in Net Loss (Income)
  of Subsidiaries                         3         (1)         9       (1)
                                     ------     ------     ------  -------
Net Earnings                         $   56     $   46     $   91  $    71
                                     ======     ======     ======  =======

Earnings Attributable to Class
  B&C Stock                          $   35     $   29     $   50   $   36
                                     ======     ======     ======   ======

Earnings Attributable to Class
  D Stock                            $   21     $   17     $   41   $   35
                                     ======     ======     ======   ======

Primary Earnings per Share:
 Class B&C                           $ 3.70     $ 2.79     $ 5.34   $ 3.46
                                     ======     ======     ======   ======
 Class D                             $  .87     $  .77     $ 1.67   $ 1.54
                                     ======     ======     ======   ======

Fully Diluted Earnings per Share:
 Class B&C                           $ 3.55     $ 2.70     $ 5.13   $ 3.36
                                     ======     ======     ======   ======
 Class D                             $  .87     $  .77     $ 1.67   $ 1.54
                                     ======     ======     ======   ======

Cash Dividends per Common Share:
 Class B&C                           $  .70     $  .60     $  .70   $  .60
                                     ======     ======     ======   ======
 Class D                             $    -     $    -     $    -   $    -
                                     ======     ======     ======   ======


See accompanying notes to consolidated condensed financial statements.

                      PETER KIEWIT SONS', INC.

                 Consolidated Condensed Balance Sheets

                                                June 30,     December 28,
                                                  1997           1996
(dollars in millions, except per share data)  (unaudited)

Assets

Current Assets:
 Cash and cash equivalents                       $  388         $  320
 Marketable securities                              368            426
 Restricted securities                               24             25
 Receivables, less allowance of $18 and $20         421            357
 Costs and earnings in excess of
  billings on uncompleted contracts                  95             80
 Investment in construction joint ventures          113             91
 Deferred income taxes                               65             59
 Other                                               50             45
                                                 ------          -----
Total Current Assets                              1,524          1,403

Property, Plant and Equipment,
 less accumulated depreciation and
 amortization of $812 and $744                      872            807

Investments                                         946            900

Intangible Assets, net                              393            368

Other Assets                                         70             72
                                                 ------          -----
                                                 $3,805         $3,550
                                                 ======         ======


See accompanying notes to consolidated condensed financial statements.

                        PETER KIEWIT SONS', INC.

                   Consolidated Condensed Balance Sheets


                                                June 30,    December 28,
                                                  1997           1996
(dollars in millions, except per share data)  (unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                              $   227        $    235
 Current portion of long-term debt:
  Telecommunications                                11              55
  Other                                              3               2
 Accrued costs and billings in excess
  of revenue on uncompleted contracts              193             124
 Accrued insurance costs                            85              81
 Other                                             142             140
                                               -------         -------
Total Current Liabilities                          661             637

Long-Term Debt, less current portion:
 Telecommunications                                244             207
 Other                                             149             125
Deferred Income Taxes                              227             163
Retirement Benefits                                 47              48
Accrued Reclamation Costs                          102              99
Other Liabilities                                  231             234
Minority Interest                                  218             218

Stockholders' Equity:
 Preferred stock, no par value, authorized
  250,000 shares: no shares outstanding              -               -
 Common stock, $.0625 par value,
  $1.7 billion aggregate redemption value:
  Class B, authorized 8,000,000 shares:
   -0- outstanding in 1997 and 263,468 in 1996       -               -
  Class C, authorized 125,000,000 shares:
   10,093,635 outstanding in 1997 and
   10,743,173 in 1996                                1               1
  Class D, authorized 50,000,000 shares:
   24,575,825 outstanding in 1997 and
   23,219,744 in 1996                                1               1
 Additional paid-in capital                        273             235
 Foreign currency adjustment                        (8)             (7)
 Net unrealized holding gain                        10              23
 Retained earnings                               1,649           1,566
                                               -------          ------
Total Stockholders' Equity                       1,926           1,819
                                               -------          ------
                                               $ 3,805          $3,550
                                               =======          ======

See accompanying notes to consolidated condensed financial statements.

                        PETER KIEWIT SONS', INC.

             Consolidated Condensed Statements of Cash Flows
                                (unaudited)

                                                        Six Months Ended
                                                            June 30,
(dollars in millions)                                   1997        1996

Cash flows from operations:
 Net cash provided by operations                       $  175      $  137

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                                   186         194
 Purchases of marketable securities                      (124)       (156)
 Change in restricted securities                            2           2
 Proceeds from sale of property, plant
  and equipment, and other investments                     26          20
 Capital expenditures                                    (132)        (80)
 Acquisitions and investments, net                        (89)        (86)
 Other                                                      -           2
                                                       ------       -----
  Net cash used in investing activities                  (131)       (104)

Cash flows from financing activities:
 Proceeds from long-term debt borrowings                   18          11
 Payments on long-term debt, including
  current portion                                          (7)        (17)
 Net change in short-term borrowings                        -         (45)
 Repurchases of common stock                               (1)        (15)
 Dividends paid                                           (25)        (25)
 Issuance of common stock                                  39          27
                                                       ------       -----
  Net cash provided by (used in) financing activities      24         (64)
                                                       ------       -----

Net change in cash and cash equivalents                    68         (31)

Cash and cash equivalents at beginning of period          320         457
                                                       ------       -----
Cash and cash equivalents at end of period             $  388       $ 426
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

Receivables at June 30, 1997 and December 28, 1996 include approximately $72 million and $86 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $32 million and $53 million of securities which are being held by the owners of various construction projects in lieu of retainage.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

When appropriate, items within the consolidation condensed financial statements have been reclassified from the previous periods to conform to current year presentation.

2.   Earnings Per Share:

Primary and fully diluted earnings per share of common stock have been computed using the weighted average number of shares outstanding during each period after giving effect to common stock equivalents and other dilutive securities. The number of shares used in computing earnings per share was as follows:
                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                  1997       1996          1997        1996

Primary earnings per share:
     Class B&C                 9,301,036   10,353,305    9,307,834   10,305,087
     Class D                  24,579,927   23,205,830   24,544,153  23,221,026

Fully diluted earnings per share:
     Class B&C                 9,737,869   10,712,305    9,744,667  10,664,087
     Class D                  24,579,927   23,205,830   24,544,153  23,221,026


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

3. Summarized Financial Information:

Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining
Group ("KCG") contains the Company's construction and materials operations of Kiewit Construction Group Inc. The Diversified Group ("KDG") contains coal mining properties owned by Kiewit Coal Properties Inc., energy investments, including 30% interests in CalEnergy Company, Inc. ("CalEnergy") and CE Electric UK, plc ("CE Electric"), investments in international energy projects, communications companies owned by C-TEC Corporation ("C-TEC"), California Private Transportation Company, L.P. ("CPTC"), the owner-operator of the
SR91 toll road in California, an information services business and miscellaneous investments, all owned by Kiewit Diversified Group Inc.
Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

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

(in millions, except per share data)

 Construction & Mining Group:
                                        Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                         1997         1996     1997       1996
 Results of Operations:
  Revenue                               $  569       $  570   $ 1,047    $1,072
  Net earnings                              35           29        50        36
  Primary earnings per share              3.70         2.79      5.34      3.46
  Fully diluted earnings per share        3.55         2.70      5.13      3.36

                                                    June 30,      December 28,
                                                      1997            1996
 Financial Position:
  Working capital                                    $   324       $   367
  Total assets                                         1,117         1,042
   Long-term debt, less current portion                   16            12
  Stockholders' equity                                   559           562


Included within the results of operations are mine management fees paid by the Diversified Group of $7 million and $8 million for the three months ended
June 30, 1997 and 1996 and $16 million and $15 million for the six months ended June 30, 1997 and 1996.


(in millions, except per share data)

Diversified Group:
                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                     1997         1996       1997        1996

 Results of Operations:
  Revenue                           $  179       $  162     $  355       $ 317
  Net earnings                          21           17         41          35
  Primary earnings per share           .87          .77       1.67        1.54
  Fully diluted earnings per share     .87          .77       1.67        1.54


                                                       June 30,   December 28,
                                                         1997         1996
 Financial Position:
  Working capital                                      $   539     $   399
  Total assets                                           2,715       2,528
  Long-term debt, less current portion                     377         320
  Stockholders' equity                                   1,367       1,257


Included within the results of operations are mine management fees paid to the Construction & Mining Group of $7 million and $8 million for the three months ended June 30, 1997 and 1996 and $16 million and $15 million for the six months ended June 30, 1997 and 1996.

4. Acquisitions:

In 1996, C-TEC purchased 80% of Freedom New York, L.L.C. ("Freedom"). Freedom provides subscription television services using microwave frequencies in New York City and selected areas of New Jersey. In March 1997, C-TEC paid
$40 million (including $10 million of non-capitalizable costs) in connection with a series of transactions which resulted in C-TEC having a 100% ownership interest in the assets of Freedom. The acquisition was accounted for as a purchase. The purchase price (net of non-capitalizable costs) exceeded the fair value of net assets acquired by $25 million, which is recognized as goodwill and is being amortized over approximately 6 years.

On December 24, 1996, CE Electric which is 70% owned indirectly by CalEnergy and 30% owned indirectly by KDG, acquired majority ownership of the outstanding ordinary share capital of Northern Electric plc ("Northern") pursuant to a tender offer (the "Tender Offer") commenced in the United Kingdom by CE
Electric on November 5, 1996. As of March 18, 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

As of June 30, 1997, CalEnergy and KDG had contributed to CE Electric approximately $410 million and $176 million, respectively, of the approximately $1.3 billion required to acquire all of Northern's ordinary and preference shares in connection with the Tender Offer.
The remaining funds necessary to consummate the Tender Offer were provided by a term loan ($921 million) and revolving facility agreement obtained by CE Electric. KDG has not guaranteed, and is not otherwise subject to recourse for, amounts borrowed under these facilities.

On July 2, 1997, the Labour Party in the United Kingdom announced the details of its proposed "Windfall Tax" to be levied against privatized British utilities. This one-time tax will be 23% of the difference between the value at the time of privatization and the utility's current value based on profits over a period of up to four years. At the time of acquisition, CE Electric accounted for the potential tax as a purchase accounting contingent liability. However, the Securities and Exchange Commission has subsequently permitted an acquiring company, in a similar situation, to account for the tax as a one-time charge. CE Electric will take a charge of approximately $200 million when the tax is enacted. The total impact to the Company, directly through its investment in CE Electric and indirectly through its investment in CalEnergy, is expected to approximate $85 million.

On April 18, 1997, KCG and a partner each invested $15 million to acquire a 96% interest in Oak Mountain Energy L.L.C. ("Oak Mountain"). Oak Mountain then acquired the existing assets of an underground coal mine in Alabama for approximately $18 million and assumed approximately $14 million of related liabilities. Oak Mountain intends to use the remaining cash and $30 million of nonrecourse bank borrowings to retire the existing debt and further develop and modernize the mine. Oak Mountain's results are consolidated with those of the Company on a pro-rata basis since the date of acquisition. The coal mine's results of operations prior to the acquisition were not significant relative to the Company's results.

5.   Investments:

The Company is able to defer $40 million of taxable gain with respect to the 1995 Whitney Benefits litigation settlement by investing in real estate. In February 1997, KDG purchased an office building in Aurora, Colorado for $22 million. KDG may make additional real estate investments to defer the remaining balance. On June 30, 1997, KDG closed a $16 million financing agreement with Metropolitan Life Insurance Company. The 15 year note is collateralized by the Aurora property and carries an interest rate of 8.38%.

In late 1995, a KDG and CalEnergy venture, CE Casecnan Water and Energy Company, Inc., ("Casecnan") closed financing and commenced construction of a $495 million irrigation and hydroelectric power project located on the Philippine island of Luzon. KDG and CalEnergy have each made $62 million of equity contributions to the project.

The Casecnan project was being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering & Construction Co. Ltd. ("HECC"), (together, "Contractors"), both of which are South Korean corporations.
Hanbo Corporation and HECC are under common ownership. The Contractor's obligations under the construction contract ("Hanbo Contract") are guaranteed by Hanbo Iron & Steel Company, Ltd. ("Hanbo Steel"), a large South Korean steel company. In addition, the Contractor's obligations are secured by an unconditional, irrevocable standby letter of credit issued by Korea First Bank ("KFB") in the approximate amount of $118 million. During the first quarter of 1997 Hanbo Corporation, HECC and Hanbo Steel each filed to seek bankruptcy protection in South Korea and KFB's credit rating was downgraded because of the substantial loans it made to Hanbo Steel.

On May 7, 1997, Casecnan announced that it had terminated the Hanbo Contract and had entered into a new engineer, procure and construct contract to complete the construction of the project (the "Replacement Contract"). The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd., and will be headed by Cooperativa Muratori Cementista CMC di Ravenna and Impressa Pizzarotti &
C. Spa. The Hanbo Contract was terminated because of events of default under that contract including the fact that the Contractors had filed for court receivership protection in South Korea. In connection with the contract termination, Casecnan made a $79 million draw request under the letter of credit issued by KFB to pay for certain transition costs and other damages under the Hanbo Contract. KFB failed to honor the draw request and Casecnan filed suit in New York State court. KFB funded, pursuant to a court order, the $79 million into an interest bearing account at an independent financial institution in the United States. This matter is still unresolved. If KFB should fail to honor its obligations under the letter of credit, such action may have a material adverse effect on the Casecnan project. However, based on information available, KDG does not currently believe its investment is impaired.

The Company and CalEnergy have agreed to jointly develop and construct geothermal power facilities at the Dieng and Patuha sites in Indonesia.
Dieng Unit 1 is being constructed and is expected to be placed in commercial operation later this year. An additional five units are expected to be constructed on a modular basis as the geothermal resources are developed. On June 12, 1997, the Company and CalEnergy closed a $400 million revolving credit facility to finance the development and construction of the remaining Indonesian projects. The credit facility is collateralized by the Indonesian assets and is nonrecourse to the Company.

6.   C-TEC Restructuring:

In February 1997, C-TEC announced a plan to separate its operations along business lines into three separate, publicly traded companies:

           Commonwealth Telephone Enterprises, Inc. containing the local telephone group and related engineering business;

           Cable Michigan, Inc., containing the cable television operations in Michigan; and

           RCN Corporation, Inc., which will consist of RCN Telecom Services; C-TEC's existing cable systems in the Boston-Washington D.C. corridor; and the investment in Megacable S.A. de C.V., a cable operator in Mexico. RCN Telecom Services is a provider of packaged local and long distance telephone, video, and internet access services provided over fiber optic networks to residential customers in Boston and New York City.

The restructuring should permit investors and the financial markets to better understand and evaluate C-TEC's various businesses. In addition, the restructuring will allow C-TEC to raise capital on the most efficient terms. In July 1997, C-TEC closed four separate credit facilities with a syndicate of banks aggregating $410 million. C-TEC intends to use these credit facilities to refinance the cable group's existing Senior Secured Notes and to fund RCN's continued development.

On June 18, 1997, C-TEC received approval by the Internal Revenue Service to conduct the tax-free spin-off of Cable Michigan and RCN Corporation. While it is anticipated the proposed restructuring will occur by the fourth quarter, the spin-offs are subject to receipt of other regulatory approvals and certain other conditions. If the reorganization and spin-offs occur, KDG will own less than 50% of the outstanding shares and voting rights of each entity, and will therefore account for each entity using the equity method for all of 1997.

On May 12, 1997, C-TEC announced that it had proposed to acquire the 38% of the common stock of Mercom Inc. ("Mercom") not currently owned by it in exchange for 8.75% of the common stock of Cable Michigan. The proposed exchange ratio is based on the assumption that Cable Michigan will have $125 million of debt outstanding at the time of the transaction.

The proposal is subject to certain conditions, including the consummation of C-TEC's restructuring and the receipt of all required regulatory approvals. On June 23, 1997, C-TEC announced that due to the earlier than anticipated IRS approval of its own restructuring, it was suspending discussions with Mercom until after its restructuring was complete. C-TEC reserves the right to withdraw its proposal at any time prior to the execution of a definitive agreement. There can be no assurance as to the terms of any transaction or that any transaction will take place.

The following is financial information of the Company had C-TEC been accounted for utilizing the equity method in the consolidated condensed financial statements as of June 30, 1997, and December 28, 1996 and for the three and six months ended June 30, 1997 and 1996.

                                                  June 30,       December 28,
 (dollars in millions)                              1997             1996

 Assets
 Current Assets:
  Cash and cash equivalents                       $   330          $   244
  Marketable securities                               364              379
  Restricted securities                                24               25
  Receivables, less allowance of $15 and $17          370              315
  Costs and earnings in excess of billings on
   uncompleted contracts                               95               80
  Investment in construction joint ventures           113               91
  Deferred income taxes                                55               49
  Other                                                38               32
                                                  -------          -------
 Total Current Assets                               1,389            1,215

 Property, Plant and Equipment, net                   377              339
 Investments                                        1,211            1,166
 Intangible Assets, net                                45               38
 Other Assets                                          44               47
                                                  -------          -------
                                                  $ 3,066          $ 2,805
                                                  =======          =======

 Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts payable                                $   191          $   197
  Current portion of long-term debt                     3                2
  Accrued costs and billings in excess of revenue
   on uncompleted contracts                           180              112
  Accrued insurance costs                              85               81
  Other                                                76               78
                                                  -------          -------
 Total Current Liabilities                            535              470

 Long-Term Debt, less current portion                 149              125
 Deferred Income Taxes                                128               62
 Retirement Benefits                                   45               45
 Accrued Reclamation  Costs                           102               99
 Other Liabilities                                    179              181
 Minority Interest                                      2                4

 Total Stockholders' Equity                         1,926            1,819
                                                  -------          -------
                                                  $ 3,066          $ 2,805
                                                  =======          =======




                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
 (dollars in millions)                 1997          1996     1997       1996

 Revenue                              $  637        $  625   $ 1,187   $ 1,180
 Cost of Revenue                        (524)         (534)   (1,004)   (1,035)
                                      ------        ------   -------   -------
                                         113            91       183       145

 General and Administrative Expenses     (48)          (42)      (89)      (82)
                                      ------       -------    ------    ------
 Operating Earnings                       65            49        94        63

 Other Income (Expense):
  Equity Earnings, net                    10            (2)       11        (2)
  Investment Income, net                  11            15        22        30
  Interest Expense, net                   (5)           (3)       (8)       (3)
  Other, net                               6            13        20        20
                                      ------       -------    ------     -----
                                          22            23        45        45
                                      ------       -------    ------     -----
 Earnings Before Income Taxes and
  Minority Interest                       87            72       139       108

 Provision for Income Taxes              (32)          (28)      (50)      (39)

 Minority Interest in Net Loss
  of Subsidiaries                          1             2         2         2
                                     -------       -------     -----     -----
 Net Earnings                        $    56       $    46     $  91     $  71
                                     =======       =======     =====     =====



                                                        Six Months Ended
                                                            June 30,
 (dollars in millions)                                  1997        1996

 Cash flows from operations:
  Net cash provided by operations                      $  145      $  105

 Cash flows from investing activities:
  Proceeds from sales and maturities of
   marketable securities                                  142          76
  Purchases of marketable securities                     (124)       (104)
  Change in restricted securities                           3           2
  Proceeds from sale of property, plant
   and equipment, and other investments                    26          20
  Capital expenditures                                    (74)        (53)
  Acquisitions and investments, net                       (61)       (103)
  Other                                                     -           1
                                                       ------      ------
   Net cash used in investing activities                  (88)       (161)

 Cash flows from financing activities:
  Proceeds from long-term debt borrowings                  18          11
  Payments on long-term debt including
   current portion                                         (2)         (5)
  Net change in short-term borrowings                       -         (45)
  Repurchases of common stock                              (1)        (15)
  Dividends paid                                          (25)        (24)
  Issuance of common stock                                 39          27
                                                       ------      ------
   Net cash provided by (used in) financing activities     29         (51)
                                                       ------       -----
 Net change in cash and cash equivalents                   86        (107)

 Cash and cash equivalents at beginning of period         244         408
                                                       ------       -----
 Cash and cash equivalents at end of period            $  330       $ 301
                                                       ======       =====


7. Other Matters:

On June 19, 1997, James Q. Crowe was appointed President and CEO of Kiewit Diversified Group Inc. Mr. Crowe assumed the position previously held by Richard R. Jaros, who will continue to serve on the PKS Board of Directors. Mr. Crowe was the Chairman and CEO of MFS Communications Company until December 31, 1996, when the company was purchased by WorldCom, Inc. MFS was a subsidiary of the Company until September 1995, when it was spun-off and became an independent, publicly owned corporation.

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


                             PETER KIEWIT SONS', INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Separate management's discussion and analysis of financial condition and results of operations for the Kiewit Construction & Mining Group and the Kiewit Diversified Group have been filed as part of Exhibits 99.A and 99.B to this report. The Company will furnish a copy of each exhibit without charge upon the written request addressed to Stock Registrar, Peter Kiewit Sons', Inc.,
1000 Kiewit Plaza, Omaha, Nebraska  68131.

Results of Operations-  Second Quarter 1997 vs. Second Quarter 1996

Revenue from each of the Company's business segments for the three months ended June 30 comprised the following (in millions):

                                                 1997          1996

 Construction                                   $  569        $   570
 Coal Mining                                        54             58
 Telecommunications                                 98             93
 Other                                              27             11
 Eliminations                                      (13)           (14)
                                                ------        -------
                                                $  735        $   718
                                                ======        =======

Construction. KCG's construction operations can be separated into two components; construction and materials. Revenue for the construction business was down 3% to $494 million compared to $510 million in 1996.
The decline is due to several large projects being in the start-up phase and the substantial completion of the San Joaquin toll road project at the end of 1996. Although construction revenue was down, materials revenue increased 25% due to the strong demand for aggregates in the Arizona market.

Contract backlog at June 30, 1997 was $3.5 billion of which 4% is attributable to foreign operations located in Canada and Indonesia. Domestic projects are spread geographically throughout the United States. Included in backlog is $755 million for the "I-15" project awarded in late March. Kiewit is the sponsoring partner on the design-build joint venture reconstructing 16 miles of Interstate 15 through the Salt Lake City area. The project is expected to be completed in 2001.

Margins on construction projects for the second quarter of 1997 increased to 13% compared to 10% for the same period in 1996. The recognition of additional revenue from San Joaquin toll road was the primary factor contributing to the increase. Material margins, as a percentage of revenue, in 1997 were unchanged from 1996.

Mining. Mining revenue declined 7% in the second quarter of 1997 compared to the same period in 1996. Commonwealth Edison Company ("Commonwealth") has the flexibility under the amended contract to accelerate or defer delivery of alternate source coal provided it accepts delivery of the aggregate minimum commitment at the end of each year. In early 1996, alternate source coal shipments fell below minimum levels. These shortfalls were partially made up in the second quarter of 1996. In 1997, the opposite scenario occurred. Commonwealth took delivery of more coal in the first quarter than the second quarter. Partially offsetting the decline in alternate source coal sales were additional spot sales to utilities in the northwestern United States.

Cost as a percentage of revenue for the coal mining operations in the second quarter of 1997 was consistent with that of the prior year. A spot market customer bought out a portion of its contract by making a payment equivalent to 60% of the price of coal. These proceeds, with no corresponding costs, offset the decline in higher margin alternate coal sales.

Telecommunications. The telecommunications segment is comprised of C-TEC's telephone, cable and RCN groups. Due to the receipt of the IRS approval to spin-off Cable Michigan and RCN, C-TEC has reclassified these businesses as discontinued operations and has recognized, in the second quarter, their estimated losses through the projected spin-off date. KDG's equity ownership in all three businesses will remain at approximately 48% at the spin-off date. Therefore, KDG will continue to reflect the operations of Cable Michigan and RCN as continuing operations and has not accrued the estimated losses of these businesses through the spin-off date.

Telecommunications revenue for the Company increased $5 million or 5% for the three months ended June 30, 1997 compared to the same period in 1996. The telephone group's revenue was essentially unchanged in 1997. Higher local network service revenue, and interstate and intrastate access revenue were primarily offset by a decline in construction revenue from the communications services business. The communications services business is continually subject to fluctuations due to its nonrecurring revenue streams, market conditions and the effect of competition on margins. As of June 30, 1997, the business had minimal backlog and does not anticipate a significant change in the foreseeable future. Sales for the cable group increased $5 million or 12% in 1997. The increase is attributable to higher basic service revenue resulting from additional subscribers during the period and the effects of a rate increase implemented during the first quarter of 1997. RCN's revenue increased to $3 million in the second quarter of 1997. An increase of subscribers in the Boston and New York markets is responsible for the increase.

Telecommunications cost of sales increased 11% in the second quarter of 1997. Expenses for the telephone group remained level with those of the same period in 1996 as increases in advertising, information systems services expenses and the costs associated with the development of a competitive local telephone effort were substantially offset by lower materials costs associated with the video conferencing sales and lower construction costs of the communications services business resulting from the decline in sales. The cable group's costs increased 10% in 1997. The increase is primarily attributable to higher basic programming costs, resulting from higher programming rates, additional channels and additional subscribers. The costs associated with the development of new business in New York and Boston, primarily personnel, advertising and programming, resulted in a $7 million increase in RCN's costs.

General and Administrative Expenses. General and administrative expenses increased 23% in the second quarter of 1997 compared to the same period in 1996. The expenses of Freedom and the professional fees incurred by C-TEC for its restructuring were the primary factors for the increase. Also contributing to the increase were general and administrative expenses associated with the growing information services business.

Equity Earnings, net.  Equity earnings increased significantly in 1997.
KDG's proportionate share of CalEnergy's earnings increased $5 million in the second quarter of 1997 to $9 million. The conversion of CalEnergy debentures to common stock and the exercising of options increased the Company's ownership interest in CalEnergy from 23% at June 30, 1996 to 30% at June 30, 1997. CalEnergy's earnings also increased primarily due to the completion and commencement of operations in the Salton Sea Unit IV and two Philippine geothermal facilities, the purchase of three cogeneration facilities and the acquisition of Northern Electric, all of which occurred in the last half of 1996. In addition to contributing to CalEnergy's earnings, KDG's proportionate share of Northern Electric also provided $6 million of income. Partially offsetting these gains were losses attributable to the Casecnan project. The Casecnan loss during construction results from the variance in borrowing and investing interest rates on the funds generated by the project's debt offering in 1995.

Investment Income, net.   The decline in investment income is attributable to
a reduction of interest income, due to a smaller average portfolio balance and the conversion of CalEnergy debentures into common stock in September 1996, and a decline in gains on the disposal of marketable and equity securities.

Interest Expense, net.    Interest expense increased from $8 million in 1996
to $12 million in 1997. Interest of $2 million was capitalized by CPTC in 1996 due to the construction of the SR91 toll road. Due to the commencement of operations, interest of $3 million was charged against earnings in 1997.

Other, net.   Other income declined slightly in 1997.  Gains on the disposal of property, plant and equipment declined in the second quarter of 1997 to $5 million from $8 million in the same period in 1996. This decline was partially offset by an increase in other miscellaneous income.

Provision for Income Taxes. The effective income tax rate for the second quarter of 1997 and 1996 differs from the expected statutory rate of 35% primarily due to the state income taxes.

Minority Interest in Net Loss (Income) of Subsidiaries. C-TEC's losses, primarily due to the development of the RCN business and restructuring expenses, and the losses associated with the SR91 toll road, resulted in the increased losses attributable to minority shareholders.

Results of Operations - Six Months 1997 vs. Six Months 1996

Revenue from each of the Company's business segments for the six months ended June 30 comprised the following (in millions):

                                                   1997         1996

 Construction                                   $  1,047      $  1,072
 Coal Mining                                         115           111
 Telecommunications                                  194           183
 Other                                                46            23
 Eliminations                                        (21)          (26)
                                                --------       -------
                                                $  1,381       $ 1,363
                                                ========       =======

Construction. Total revenue for the construction segment for the six months ended June 30, 1997 decreased $25 million or 2% compared to the same period in 1996. Revenue for the construction business was down 4% to $918 million compared to $961 million in 1996. The decline is due to several large projects being in the start-up phase and the substantial completion of the San Joaquin toll road project at the end of 1996. Although construction revenue was down, materials revenue increased 16% due to the strong demand for aggregates in the Arizona market.

Margins on construction projects for the first six months of 1997 increased to 10% compared to 8% for the same period in 1996. Claim settlements received in the first quarter of 1997 and the recognition of additional revenue from San Joaquin toll road were the primary factors contributing to the increase. Materials margins in 1997 were consistent with those of 1996.

Mining. Coal sales increased 4% during the first half of 1997. Additional spot coal sales, partially due to a decline in hydroelectric power generated in the northwestern United States, and additional contract sales to Mississippi Power were primarily responsible for the increase in revenue.

Operating costs as a percentage of revenue were virtually unchanged from the same period in 1996. The increase in lower margin contract and spot sales was substantially offset by the proceeds from the partial buy-out of a spot sales contract.

Telecommunications. The Company's telecommunications revenue increased 6% to $194 million for the six months ended June 30, 1997 compared to the same period in 1996. Sales for the telephone group were consistent with that of the prior year. A decline in revenue from the communications services business was substantially offset by increases in higher local network service revenue, interstate and intrastate access revenue, and internet access revenue. Sales for the cable group increased 9% to $79 million for the period. The increase is primarily attributable to higher basic service revenue resulting from additional subscribers and the effects of a rate increase implemented during the first quarter of 1997. RCN's revenue increased $5 million to $6 million for the first half of 1997. This increase is due to additional subscribers in the Boston and New York markets.

The cost of revenue for the Company's telecommunications segment increased 12% in 1997. The costs associated with the development of a competitive local telephone effort in 1997 and the positive effect of a one-time postemployment benefit adjustment in 1996 were primarily responsible for the 5% increase in the telephone group's cost of revenue. Partially offsetting these items was a decline in costs for the communications services business resulting from a decrease in sales. The cable group's costs increased 9% for the six months ended June 30, 1997. The increase is primarily due to higher basic programming costs. The development of the New York and Boston markets resulted in an $11 million increase in costs for RCN during the period. The most significant increases occurred in personnel related costs, origination and programming costs and advertising expenses.

General and Administrative Expenses.   General and administrative expenses
increased 22% in 1997. The expenses of Freedom, acquired by C-TEC in 1996, and certain non capitalized costs of $10 million incurred in connection with the March 1997 transactions with Freedom's minority shareholders, and the professional fees incurred for C-TEC's restructuring were primarily responsible for the higher costs. Also contributing to the increase was additional costs associated with KDG's growing information services business.

Equity Earnings, net.   Equity earnings increased significantly in 1997.  KDG's
proportionate share of CalEnergy's earnings increased $10 million in 1997 to $16 million. An increase in the Company's share of CalEnergy's earnings and improvements in those earnings, primarily due to the commencement of operations of additional geothermal facilities, the acquisitions of three cogeneration facilities and Northern Electric. KDG's share of Northern
Electric provided $9 million of income. Partially offsetting these gains were losses attributable to the Casecnan project.

Investment Income, net.   Investment income declined 27% in 1997.  The
conversion of CalEnergy convertible debentures into common stock, a reduction in the average portfolio balance due to significant investments in CE
Electric and the RCN businesses and a decline in the gains recognized on sales of securities, all contributed to reduction in investment income.

Interest Expense, net. Interest expense increased in 1997 to $20 million from $15 million in 1996. Through June 1996 and 1997, CPTC incurred $4 million and $5 million of interest on its long-term debt. In 1996 the interest was capitalized due to the construction of the SR91 toll road. In 1997 the interest was charged against earnings.

Other, net.   Other income is primarily comprised of gains and losses on the sale and disposition of property, plant and equipment and other assets. Increased income from the sale of operating assets, and the absence of a one-time charge for C-TEC's write-off of regulatory assets, led to the increase in other income.

Provision for Income Taxes. The effective income tax rate for 1997 and 1996 differs from the expected statutory of 35% primarily due to the state income taxes.

Minority Interest in Net Loss (Income) of Subsidiaries. C-TEC's losses, primarily due to the development of the RCN business, certain non-capitalized costs incurred in connection with the March 1997 transactions with Freedom's minority shareholders and restructuring expenses, and the losses associated with the SR91 toll road, resulted in the increased losses attributable to minority shareholders.

Financial Condition - June 30, 1997 vs. December 28, 1996

Excluding C-TEC, described in a separate paragraph below, The Company's working capital increased $109 million or 15% during the first six months of 1997. The increase was mainly due to cash provided by operations, including $93 million of tax refunds, and financing activities. The increase was offset by cash used to fund investing activities.

Investing activities include $61 million of investments, and $74 million of capital expenditures, including $62 million for construction equipment and $8 million for the information services business. The investments primarily include KDG's $5 million investment in a Philippine power project, $14 million investment in three Indonesian power projects, $22 million for a real estate investment and KCG's $15 million investment in Oak Mountain. These capital outlays were partially offset by $17 million of net proceeds from the sale of marketable securities and $26 million of proceeds from the sale of property, plant and equipment and other assets.

Financing sources include $34 million and $5 million for the issuance of Class C Stock and Class D Stock, and $16 million and $2 million of long-term debt borrowing to finance KDG's real estate investment and to modernize KCG's Oak Mountain mine. Financing uses primarily consisted of $13 million of Class C dividends and $12 million of Class D dividends.

C-TEC's working capital decreased slightly in 1997. The series of transactions with Freedom's minority shareholders for $40 million, $61 million of capital expenditures to expand the RCN, cable and telephone networks, and $7 million to repay long-term debt and preferred dividends were partially funded by the sale of marketable securities of $43 million.

The Company also anticipates making significant investments in its construction, telecommunications and energy businesses - including its joint venture agreement with CE covering international power project development activities
- and searching for opportunities to acquire businesses which provide for long-term growth. Other long-term liquidity uses include payment of income taxes and repurchasing the Company's stock. The Company's current financial condition and borrowing capacity should be sufficient for immediate operating and investing activities.

In late 1995, a KDG and CalEnergy venture, CE Casecnan Water and Energy Company, Inc., ("Casecnan") closed financing and commenced construction of a $495 million irrigation and hydroelectric power project located on the Philippine island of Luzon. KDG and CalEnergy have each made $62 million of equity contributions to the project.

The Casecnan project was being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering & Construction Co. Ltd. ("HECC"), (together, "Contractors"), both of which are South Korean corporations.
Hanbo Corporation and HECC are under common ownership. The Contractor's obligations under the construction contract ("Hanbo Contract") are guaranteed by Hanbo Iron & Steel Company, Ltd. ("Hanbo Steel"), a large South Korean steel company. In addition, the Contractor's obligations are secured by an unconditional, irrevocable standby letter of credit issued by Korea First Bank ("KFB") in the approximate amount of $118 million. During the first quarter of 1997 Hanbo Corporation, HECC and Hanbo Steel each filed to seek bankruptcy protection in South Korea and KFB's credit rating was downgraded because of the substantial loans it made to Hanbo Steel.

On May 7, 1997, Casecnan announced that it had terminated the Hanbo Contract and had entered into a new engineer, procure and construct contract to complete the construction of the project (the "Replacement Contract"). The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd., and will be headed by Cooperativa Muratori Cementista CMC di Ravenna and Impressa Pizzarotti & C Spa. The Hanbo Contract was terminated because of events of default under that contract including the fact that the Contractors had filed for court receivership protection in South Korea. In connection with the contract termination, Casecnan made a $79 million draw request under the letter of credit issued by KFB to pay for certain transition costs and other damages under the Hanbo Contract. KFB failed to honor the draw request and Casecnan filed suit in New York State Court. KFB funded, pursuant to a court order, the $79 million into an interest bearing account at an independent financial institution. This matter still has not been resolved. If KFB would not be required to honor its obligations under the letter of credit, such action may have a material adverse effect on the Casecnan project. However, based on the information available, KDG does not currently believe its investment is impaired.

In February 1997, C-TEC announced a plan to separate its operations along business lines into three separate, publicly traded companies:

          Commonwealth Telephone Enterprises, Inc. containing the local telephone group and related engineering business;

          Cable Michigan, Inc., containing the cable television operations in Michigan; and

          RCN Corporation, Inc., which will consist of RCN Telecom Services; C-TEC's existing cable systems in the Boston-Washington D.C. corridor; and the investment in Megacable S.A. de C.V., a cable operator in Mexico. RCN Telecom Services is a provider of packaged local and long distance telephone, video, and internet access services provided over fiber optic networks to residential customers in Boston and New York City.

The restructuring should permit investors and the financial markets to better understand and evaluate C-TEC's various businesses. In addition, the restructuring will allow C-TEC to raise capital on the most efficient terms. In July 1997, C-TEC closed four separate credit facilities with a syndicate of banks aggregating $410 million. C-TEC intends to use these credit facilities to refinance the cable group's existing Senior Secured Notes and to fund RCN's continued development.

On June 18, 1997 C-TEC received approval by the Internal Revenue Service to conduct the tax-free spin-off of Cable Michigan and RCN Corporation. While it is anticipated the proposed restructuring will occur by the fourth quarter, the spin-offs are subject to receipt of other regulatory approvals and certain other conditions. If the reorganization and spin-offs occur, KDG will own less than 50% of the outstanding shares and voting rights of each entity, and will therefore account for each entity using the equity method.

On May 12, 1997, C-TEC announced that it had proposed to acquire the 38% of the common stock of Mercom not currently owned by it in exchange for 8.75% of the common stock of Cable Michigan. The proposed exchange ratio is based on the assumption that Cable Michigan will have $125 million of debt outstanding at the time of the transaction.

The proposal is subject to certain conditions, including the consummation of C-TEC's restructuring and the receipt of all required regulatory approvals. On June 23, 1997, C-TEC announced that due to the earlier than anticipated IRS approval of its own restructuring, it was suspending discussions with Mercom until after its restructuring was complete. C-TEC reserves the right to withdraw its proposal at any time prior to the execution of a definitive agreement. There can be no assurance as to the terms of any transaction or that any transaction will take place.



                          PETER KIEWIT SONS', INC.

                         PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The Corporation's annual stockholders meeting was held on June 7, 1997. Stockholders were asked to elect separate Class C and Class D directors. Proxies were received representing 9,085,115 of the 9,260,707 eligible Class
C votes and 22,593,124 of the 24,509,301 eligible Class D votes. Directors were elected to serve one-year terms. A slate of nominees was proposed by the incumbent directors. No additional nominations were received and all the nominees proposed by the board were elected. The following table shows the votes counted for each candidate and the votes counted against (or withheld from) each candidate.


           Class C Directors                Votes For         Votes Against

           Richard W. Colf                   9,085,115                   -
           Richard Geary                     9,085,115                   -
           Bruce E. Grewcock                 9,066,309              18,806
           William L. Grewcock               9,079,815               5,300
           Tait P. Johnson                   8,907,701             177,414
           Peter Kiewit, Jr.                 9,085,115                   -
           Allan K. Kirkwood                 9,085,115                   -
           Walter Scott, Jr.                 9,077,515               7,600
           Kenneth E. Stinson                9,085,115                   -
           George B. Toll                    9,068,729              16,386


           Class D Directors                 Votes For       Votes Against

           James Q. Crowe                   22,548,802              44,322
           Robert B. Daugherty              22,577,751              15,373
           Charles M. Harper                22,577,751              15,373
           Richard R. Jaros                 22,517,106              76,018



                                PETER KIEWIT SONS', INC.

                              PART II - OTHER INFORMATION


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

(b) No reports on Form 8-K were filed by the Company during the second quarter of 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             PETER KIEWIT SONS', INC.


Dated: August 14, 1997                       \s\ Eric J. Mortensen
                                              Eric J. Mortensen
                                              Controller and Chief
                                              Accounting Officer

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