Form 10-Q
period 1997-09-30
KIEWIT PETER SONS INC
filed 1997-11-14
CIK 794323

FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1997

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

The number of shares outstanding of each class of the issuer's common stock, as of November 3, 1997:

       Class C Common Stock ................... 10,129,725 shares
       Class D Common Stock ................... 26,621,725 shares


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

Signatures

Index to Exhibits



                     PETER KIEWIT SONS', INC.

          Consolidated Condensed Statements of Operations
                          (unaudited)
                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
(dollars in millions, except
  per share data)                        1997         1996   1997       1996

Revenue                                 $  896       $  809 $ 2,180    $ 2,186
Cost of Revenue                           (785)        (670) (1,877)    (1,842)
                                        ------       ------ -------    -------
                                           111          139     303        344

General and Administrative Expenses        (53)         (53)   (147)      (177)
                                        ------      ------- -------   --------
Operating Earnings                          58           86     156        167

Other Income (Expense):
 Equity Losses, net                        (12)          (2)    (17)        (3)
 Investment Income, net                     12           14      34         48
 Interest Expense, net                      (5)          (9)    (13)       (24)
 Other, net                                  9            5      29         19
                                       -------     --------  ------   --------
                                             4            8      33         40
                                       -------     --------  ------   --------

Income from Continuing Operations Before
 Income Taxes and Minority Interest         62           94     189        207

Provision for Income Taxes                 (23)         (36)    (73)       (79)

Minority Interest in Net Loss
  (Income) of Subsidiaries                   1            -       2         (1)
                                       -------     --------  ------    -------

Income from Continuing Operations           40           58     118        127

Discontinued Operations:
 Income from Operations, net of income
   taxes of ($8), ($3), ($15) and ($6)      13            5      26          7
 Extraordinary Item - Windfall tax, net of
   income tax benefit of $34               (63)           -     (63)         -
                                      --------     --------   -----     ------
Income (Loss) from
  Discontinued Operations                  (50)           5     (37)         7
                                      --------     --------   -----     ------

Net Earnings(Loss)                    $    (10)    $     63   $  81     $  134
                                      ========     ========   =====     ======

Earnings Attributable to
  Class B&C Stock                     $     34     $     39   $  84     $   75
                                      ========     ========   =====     ======

Earnings (Loss) Attributable to
 Class D Stock:
 Continuing Operations                       6           19      34         52
 Discontinued Operations                   (50)           5     (37)         7
                                      --------     --------   -----     ------
                                      $    (44)    $     24   $  (3)    $   59
                                      ========     ========   =====     ======



See accompanying notes to consolidated condensed financial statements.

                         PETER KIEWIT SONS', INC.

              Consolidated Condensed Statements of Operations
                               (unaudited)

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
(dollars in millions, except
  per share data)                       1997         1996    1997        1996

Primary Earnings per Share:
 Class B&C                            $   3.38     $  3.64  $  8.76     $ 7.18
                                      ========     =======  =======     ======
 Class D
  Continuing Operations               $    .26     $   .76  $  1.40     $ 2.19
  Discontinued Operations:
   Income from Operations                  .55         .22     1.08        .33
   Extraordinary Item                    (2.59)          -    (2.59)         -
                                      --------     -------  -------     ------
      Discontinued Operations            (2.04)        .22    (1.51)       .33
                                      --------     -------  -------     ------
  Net Income (Loss)                   $  (1.78)    $   .98  $  (.11)    $ 2.52
                                      ========     =======  =======     ======


Fully Diluted Earnings per Share:
 Class B&C                            $   3.26     $  3.53  $  8.42     $ 6.97
                                      ========     =======  =======     ======
 Class D
  Continuing Operations               $    .26     $   .76  $  1.40     $ 2.19
  Discontinued Operations:
   Income from Operations                  .55         .22     1.08        .33
   Extraordinary Item                    (2.59)          -    (2.59)         -
                                      --------     -------  -------     ------
    Discontinued Operations              (2.04)        .22    (1.51)       .33
                                      --------     -------  -------     ------
  Net Income (Loss)                   $  (1.78)    $   .98  $  (.11)    $ 2.52
                                      ========     =======  =======     ======


Cash Dividends Declared per Common Share:
 Class B&C                            $      -     $     - $    .70     $  .60
                                      ========     ======= ========     ======
 Class D                              $      -     $     - $      -     $    -
                                      ========     ======= ========     ======


See accompanying notes to consolidated condensed financial statements.

                          PETER KIEWIT SONS', INC.

                   Consolidated Condensed Balance Sheets


                                                  September 30,   December 28,
                                                       1997           1996
(dollars in millions, except per share data)        (unaudited)

Assets

Current Assets:
 Cash and cash equivalents                           $   522       $   320
 Marketable securities                                   373           426
 Restricted securities                                    22            17
 Receivables, less allowance of $15 and $20              463           357
 Costs and earnings in excess of
  billings on uncompleted contracts                      118            80
 Investment in construction joint ventures               148            91
 Deferred income taxes                                    46            59
 Other                                                    51            45
                                                     -------       -------
Total Current Assets                                   1,743         1,395

Property, Plant and Equipment,
 less accumulated depreciation and
 amortization of $665 and $774                           391           807

Investments                                              531           283

Investments in Discontinued Operations                   597           608

Intangible Assets, net                                    55           368

Other Assets                                              43            72
                                                     -------       -------
                                                     $ 3,360       $ 3,533
                                                     =======       =======


See accompanying notes to consolidated condensed financial statements.

                     PETER KIEWIT SONS', INC.

                Consolidated Condensed Balance Sheets


                                                  September 30,  December 28,
                                                       1997          1996
(dollars in millions, except per share data)        (unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                    $    268     $    235
 Current portion of long-term debt:
  Telecommunications                                        -           55
  Other                                                    11            2
 Accrued costs and billings in excess
  of revenue on uncompleted contracts                     302          124
 Accrued insurance costs                                   86           81
 Other                                                     83          140
                                                      -------     --------
Total Current Liabilities                                 750          637

Long-Term Debt, less current portion:
 Telecommunications                                         -          207
 Other                                                    151          125
Deferred Income Taxes                                     158          146
Retirement Benefits                                        40           48
Accrued Reclamation Costs                                 100           99
Other Liabilities                                         182          234
Minority Interest                                          11          218

Stockholders' Equity:
 Preferred stock, no par value, authorized
  250,000 shares: no shares outstanding                     -            -
 Common stock, $.0625 par value,
  $1.8 billion aggregate redemption value:
  Class B, authorized 8,000,000 shares:
   -0- outstanding in 1997 and 263,468 in 1996              -            -
  Class C, authorized 125,000,000 shares:
   10,082,829 outstanding in 1997 and
   10,743,173 in 1996                                       1            1
  Class D, authorized 50,000,000 shares:
   25,386,725 outstanding in 1997 and
   23,219,744 in 1996                                       1            1
 Additional paid-in capital                               317          235
 Foreign currency adjustment                               (8)          (7)
 Net unrealized holding gain                               18           23
 Retained earnings                                      1,639        1,566
                                                     --------      -------
Total Stockholders' Equity                              1,968        1,819
                                                     --------      -------
                                                     $  3,360      $ 3,533
                                                     ========      =======

See accompanying notes to consolidated condensed financial statements.

                      PETER KIEWIT SONS', INC.

           Consolidated Condensed Statements of Cash Flows
                           (unaudited)

                                                         Nine Months Ended
                                                           September 30,
(dollars in millions)                                     1997        1996

Cash flows from continuing operations:
 Net cash provided by continuing operations              $  341      $  226

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                                     212         312
 Purchases of marketable securities                        (193)       (283)
 Change in restricted securities                              4           2
 Proceeds from sale of property, plant
  and equipment, and other investments                       36          25
 Capital expenditures                                      (110)       (138)
 Acquisitions and investments, net                          (53)        (41)
 Other                                                        -           3
                                                        -------     -------
  Net cash used in investing activities                    (104)       (120)

Cash flows from financing activities:
 Proceeds from long-term debt borrowings                     21          35
 Payments on long-term debt, including
  current portion                                            (2)        (40)
 Net change in short-term borrowings                          -         (45)
 Repurchases of common stock                                 (2)        (15)
 Dividends paid                                             (25)        (25)
 Issuance of common stock                                    83          28
                                                        -------    --------
  Net cash provided by (used in) financing activities        75         (62)

Cash flows from discontinued operations:
 Discontinued operations                                      -           3
 Investments in discontinued operations                     (34)        (55)
                                                        -------   ---------
  Net cash used by discontinued operations                  (34)        (52)

Cash and cash equivalents of C-TEC at  beginning of year    (76)          -
                                                        -------   ---------

Net change in cash and cash equivalents                     202          (8)

Cash and cash equivalents at beginning of period            320         457
                                                        -------   ---------
Cash and cash equivalents at end of period              $   522   $     449
                                                        =======   =========

Noncash investing activities from discontinued operations:
 Conversion of CalEnergy Convertible Debentures
  to CalEnergy Common Stock                             $     -   $      66

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

On July 1, 1997, the Company paid $5 million to increase its ownership in ME Holding Inc. ("ME Holding") from 49% to 80%. The Company consolidated ME Holding in its 1997 financial statements and accounted for it using the equity method in 1996. The purchase price of $5 million was in the form of a note payable to the minority shareholder and is payable on demand.

On September 5, 1997, C-TEC Corporation ("C-TEC") announced that its board of directors had approved the planned restructuring of C-TEC into three publicly traded companies. The transaction was effective September 30, 1997. As a result of the restructuring plan, the Company owns less than 50% of the outstanding shares and voting rights of each entity, and therefore has accounted for each entity using the equity method as of the beginning of 1997. C-TEC's financial position, results of operations and cash flows are consolidated in the 1996 consolidated condensed financial statements.

Receivables at September 30, 1997 and December 28, 1996 include approximately $74 million and $86 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in accounts receivable are $44 million and $53 million of securities which are being held by the owners of various construction projects in lieu of retainage.

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

When appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current year presentation.

2. Discontinued Operations

On September 10, 1997, the Company and CalEnergy Company, Inc. ("CalEnergy") entered into an agreement whereby CalEnergy contracted to purchase the Company's energy investments for $1,155 million, subject to adjustments.
These energy investments include approximately 20 million shares of CalEnergy common stock (assuming the exercise of 1 million options held by the Company), the Company's 30% ownership interest in CE Electric UK, plc
("CE Electric") and the Company's investments, made jointly with CalEnergy, in international power projects in Indonesia and the Philippines. The transaction is subject to the satisfactory completion of certain provisions of the agreement and is expected to close in early 1998. These assets comprise the energy segment of the Company. Therefore, the Company has reflected these assets, the earnings and losses attributable to these assets, and the related cash flow items as discontinued operations on the consolidated condensed balance sheets and statements of operations and cash flows for all periods presented. The Company is no longer required to provide additional capital to these entities through the closing date.

In order to fund the purchase of these assets, CalEnergy sold, in October 1997, approximately 19.1 million shares of its common stock at a price of $37.875 per share. This sale reduced the Company's ownership in CalEnergy to approximately 23% but increased its proportionate share of CalEnergy's equity. It is the Company policy to recognize gains or losses on the sale of stock by its investees. The Company expects to recognize an after-tax gain of approximately $50 million from this transaction in the fourth quarter of 1997.

The agreement with CalEnergy includes a provision whereby CalEnergy and the Company are to share equally any proceeds from the offering above or below a specified amount. The offering was conducted at a price above that provided in the agreement and therefore, the Company expects to receive additional proceeds of up to $20 million at the time of closing.

The Company expects to recognize an after-tax gain on the disposition of its energy assets in 1998 of approximately $300 million. The after-tax proceeds from the transaction of approximately $960 million will be used to fund the expansion plan of the information services business.

The following is summarized financial information for discontinued operations:

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
Income from Discontinued Operations     1997         1996    1997         1996

Operations
  Equity in:
   CalEnergy earnings, net              $   13     $    7   $   29        $  14
   CE Electric earnings, net                 2          -       11            -
   Earnings in international
     energy projects                         6         (1)       1           (6)
 CalEnergy debenture interest                -          2        -            5
 Income tax expense                         (8)        (3)     (15)          (6)
                                        ------     ------   ------        -----
  Income from operations                $   13     $    5   $   26        $   7
                                        ======     ======   ======        =====

Extraordinary Loss - Windfall Tax

 Company's share from CE Electric       $  (58)    $    -   $  (58)       $   -
 Company's share from CalEnergy            (39)         -      (39)           -
 Income tax benefit                         34          -       34            -
                                        ------     ------   ------        -----
  Extraordinary Loss                    $  (63)    $    -   $  (63)       $   -
                                        ======     ======   ======        =====

In December 1996, CE Electric which is 70% owned by CalEnergy and 30% owned by the Company, acquired majority ownership of Northern Electric plc ("Northern") pursuant to a tender offer commenced in the United Kingdom by CE Electric in November 1996. As of March 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

On July 2, 1997, the Labour Party in the United Kingdom announced the details of its proposed "Windfall Tax" to be levied against privatized British utilities. This one-time tax is 23% of the difference between the value of Northern at the time of privatization and the utility's current value based on profits over a period of up to four years. CE Electric recorded an extraordinary charge of approximately $194 million when the tax was enacted on July 31, 1997. The total impact to the Company, directly through its investment in CE Electric and indirectly through its 30% interest in CalEnergy, was $63 million.

The following summarizes the investments in discontinued operations:
                                                  September 30,   December 28,
                                                       1997            1996
                                                   (unaudited)


 Investment in CalEnergy                             $  282          $  292
 Investment in CE Electric                              129             176
 Investment in international energy projects            184             157
 Deferred income tax asset (liability)                    2             (17)
                                                     ------          ------
  Total                                              $  597          $  608
                                                     ======          ======


3. Earnings Per Share:

Primary and fully diluted earnings (loss) per share of common stock have been computed using the weighted average number of shares outstanding during each period after giving effect to common stock equivalents and other dilutive securities. In 1997, operations attributable to Class D Stock resulted in a loss. Therefore, the anti-dilutive effect of the Class D options was not included in the per share calculations. The number of shares used in computing earnings (loss) per share was as follows:
                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1997         1996     1997         1996

 Primary earnings per share:
  Class B&C                         10,086,016 11,013,724  9,570,079 10,542,158
  Class D                           24,585,375 23,181,785 24,513,018 23,207,898

 Fully diluted earnings per share:
  Class B&C                         10,522,849 11,368,613 10,006,912 10,899,549
  Class D                           24,585,375 23,181,785 24,513,018 23,207,898


In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". The statement establishes standards for computing and presenting earnings per share and requires the restatement of prior period earnings per share data presented. This statement is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. Basic and diluted earnings per share, as defined in SFAS No. 128, are not expected to vary significantly from the primary and fully diluted earnings per share shown on the consolidated statements of operations.

4.   Summarized Financial Information:

Holders of Class B&C Stock (Construction & Mining Group) and Class D Stock (Diversified Group) are stockholders of PKS. The Construction & Mining
Group ("KCG") contains the Company's construction and materials operations of Kiewit Construction Group Inc. The Diversified Group ("KDG") contains information services businesses operated by PKS Information Services, Inc., coal mining properties owned by Kiewit Coal Properties Inc., communications companies owned by Commonwealth Telephone Enterprises, Inc., RCN
Corporation, Inc. and Cable Michigan, Inc., California Private
Transportation Company, L.P. ("CPTC"), the owner-operator of the SR91 toll
road in California, and miscellaneous investments.   KDG also owns interests
in CalEnergy, CE Electric and several international energy projects in Indonesia and the Philippines. These energy assets will be sold to CalEnergy in 1998 pending the satisfactory completion of certain provisions of the agreement. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the two groups.

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

(in millions, except per share data)

Construction & Mining Group:
                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                      1997         1996     1997         1996
 Results of Operations:
  Revenue                           $    824     $  651    $ 1,968     $ 1,729
  Net earnings                            34         39         84          75
  Primary earnings per share            3.38       3.64       8.76        7.18
  Fully diluted earnings per share      3.26       3.53       8.42        6.97

                                             September 30,  December 28,
                                                  1997         1996
 Financial Position:
  Working capital                              $    389      $    367
  Total assets                                    1,384         1,042
   Long-term debt, less current portion              17            12
  Stockholders' equity                              593           562


Included within the results of operations are mine management fees paid by the Diversified Group of $7 million and $9 million for the three months ended September 30, 1997 and 1996 and $23 million and $24 million for the nine months ended September 30, 1997 and 1996.


(in millions, except per share data)

 Diversified Group:
                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                         1997         1996    1997        1996

 Results of Operations:
  Revenue                              $     80     $  165   $  241     $  482
    Net income (loss):
      Continuing operations                   6         19       34         52
      Discontinued operations               (50)         5      (37)         7
                                       --------    -------   ------     ------
                                       $    (44)   $    24   $   (3)    $   59
                                       ========    =======   ======     ======
    Primary and fully diluted earnings
        (Loss) per share:
      Continuing operations                 .26        .76     1.40       2.19
      Discontinued operations             (2.04)       .22    (1.51)       .33
                                       --------    -------   ------     ------
                                       $  (1.78)   $   .98    $(.11)    $ 2.52
                                       ========    =======    =====     ======

                                                 September 30,  December 28,
                                                     1997           1996
 Financial Position:
  Working capital                                 $    604       $    391
  Total assets                                       2,013          2,511
  Long-term debt, less current portion                 134            320
  Stockholders' equity                               1,375          1,257


Included within the results of operations are mine management fees paid to the Construction & Mining Group of $7 million and $9 million for the three months ended September 30, 1997 and 1996 and $23 million and $24 million for the nine months ended September 30, 1997 and 1996.

5. Acquisitions:

In December 1996, CE Electric which is 70% owned by CalEnergy and 30% owned by KDG, acquired majority ownership of the outstanding ordinary share capital of Northern Electric plc ("Northern") pursuant to a tender offer (the "Tender Offer") commenced in the United Kingdom by CE Electric in November 1996. As of March 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

As of September 30, 1997, CalEnergy and KDG had contributed to CE Electric approximately $410 million and $176 million, respectively, of the approximately $1.3 billion required to acquire all of Northern's ordinary and preference shares in connection with the Tender Offer. The remaining funds necessary to consummate the Tender Offer were provided by a term loan and a revolving facility agreement obtained by CE Electric. KDG has not guaranteed, and is not otherwise subject to recourse for, amounts borrowed under these facilities.


The Company's investment in CE Electric and the earnings and losses associated with CE Electric are included in discontinued operations.

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

6. Investments:

KDG is able to defer the tax on $40 million of gain with respect to the 1995 Whitney Benefits litigation settlement by investing in real estate. In February 1997, KDG purchased an office building in Aurora, Colorado for $22 million. In June 1997, KDG closed a $16 million financing agreement with Metropolitan Life Insurance Company. The 15-year note is collateralized by the Aurora property and carries an interest rate of 8.38%.

KDG has also begun construction on a second data center for the information services business in Phoenix, Arizona. The cost of the building, approximately $11 million, will be applied against the $40 million gain.
KDG may make additional real estate investments to defer the remaining balance.

In late 1995, a KDG and CalEnergy venture, CE Casecnan Water and Energy Company, Inc., ("CE Casecnan") closed financing and commenced construction of a $495 million irrigation and hydroelectric power project located on the Philippine island of Luzon. KDG and CalEnergy have each made $62 million of equity contributions to the project.

The CE Casecnan project was being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering & Construction Co. Ltd. On
 May 7, 1997, CE Casecnan announced that it had terminated the Hanbo Contract. In connection with the contract termination, CE Casecnan made a $79 million draw request under the letter of credit issued by Korea First Bank ("KFB") to pay for certain transition costs and other damages under the Hanbo Contract. KFB failed to honor the draw request; the matter is being litigated. If KFB would not be required to honor its obligations under the letter of credit, such action may have a material adverse effect on the CE Casecnan project. KDG does not expect the outcome of the litigation to affect its financial position due to the transactions contemplated with CalEnergy.


The Company and CalEnergy had agreed to jointly develop and construct geothermal power facilities at the Dieng and Patuha sites in Indonesia. Dieng Unit 1 is being constructed and is expected to be placed in commercial operation later this year. An additional five units are expected to be constructed on a modular basis as the geothermal resources are developed.
In June 1997, the Company and CalEnergy closed a $400 million revolving credit facility to finance the development and construction of the remaining Indonesian projects. The credit facility is collateralized by the Indonesian assets and is nonrecourse to the Company.

The Company's investments in the international energy projects and the earnings and losses associated with these investments are included in discontinued operations.

7. C-TEC Restructuring:

On September 5, 1997, C-TEC announced that its board of directors had approved the planned restructuring of C-TEC into three publicly traded companies effective September 30, 1997. Under the terms of the restructuring C-TEC shareholders received stock in the following companies:

    Commonwealth Telephone Enterprises, Inc., containing the local telephone group and related engineering business;

    Cable Michigan, Inc., containing the cable television operations in Michigan; and

    RCN Corporation, Inc., which consists of RCN Telecom Services; C-TEC's existing cable systems in the Boston-Washington D.C. corridor; and the investment in Megacable S.A. de C.V., a cable operator in Mexico. RCN Telecom Services is a provider of packaged local and long distance telephone, video, and internet access services provided over fiber optic networks to residential customers in Boston, New York City and Washington, D.C.

The restructuring is expected to permit investors and the financial markets to better understand and evaluate C-TEC's various businesses. In addition, the restructuring has allowed C-TEC to raise capital on more efficient terms.
In July 1997, C-TEC closed four separate credit facilities with a syndicate of banks aggregating $410 million and in October 1997, RCN issued $575 million of debt. These proceeds were used to refinance the cable group's existing Senior Secured Notes and to fund RCN's continued development.

As a result of the restructuring, KDG owns less than 50% of the outstanding shares and voting rights of each entity, and therefore accounts for each entity using the equity method as of the beginning of 1997. C-TEC's financial position, results of operations and cash flows are consolidated in the 1996 consolidated financial statements. The financial position of each entity at September 30, 1997 and December 28, 1996 (pro-forma) and KDG's proportionate share of the equity in each entity including allocated goodwill was as follows:

                                   Commonwealth
                                     Telephone        Cable       RCN
                                   Enterprises      Michigan   Corporation

                                   1997   1996      1997 1996  1997    1996

 Financial Position:

  Current assets                  $  81  $  51     $  18 $  10 $  247 $ 143
  Other assets                      291    266       124   139    352   485
                                  -----  -----     ----- -----  -----  ----
   Total assets                     372    317       142   149    599   628

  Current liabilities                76     59        17    24     72    57
  Other liabilities                 262    189       163   190    138   175
  Minority interest                   -      -        15    15     15     5
                                  -----  -----     ----- -----  -----  ----
   Total liabilities                338    248       195   229    225   237
                                  -----  -----     ----- -----  -----  ----

   Net assets (liabilities)       $  34 $   69     $ (53)$ (80) $ 374 $ 391
                                  ===== ======     ===== =====  ===== =====

  KDG's Share:

   Equity in net assets           $  17 $  33      $ (26)$ (38)$  181 $ 189
   Goodwill                          82    58         58    75     32    41
                                  ----- -----      ----- ----- ------ -----
                                  $  99 $  91      $  32 $  37 $  213 $ 230
                                  ===== =====      ===== ===== ====== =====


The results of operations for each entity for the nine months ended September 30, 1997 and 1996, and KDG's proportionate share, including goodwill amortization were as follows:

                                   Commonwealth
                                    Telephone         Cable          RCN
                                    Enterprises       Michigan    Corporation
                                    1997   1996       1997 1996   1997    1996
 Results of Operations:
  Revenue                         $  145   $139     $  61  $  57  $  92  $ 76
  Net income (loss) available
   to common stockholders             18     17        (3)    (7)   (35)   (1)


  KDG's Share:
   Net income (loss)              $    9   $  8     $  (1) $  (3)  $(17) $   -
   Goodwill amortization              (1)    (3)       (3)    (2)     -     (2)
                                  ------   ----     -----  -----   ----  -----
    Equity in net income (loss)   $    8   $  5     $  (4) $  (5)  $(17) $  (2)
                                  ======   ====     =====  =====   ====  =====


The following is financial information of the Company had C-TEC been accounted for utilizing the equity method in the consolidated condensed financial statements as of December 28, 1996 and for the three and nine months ended September 30, 1996. The financial statements for 1997 include C-TEC accounted for utilizing the equity method. They are presented here for comparative purposes only.

                                                September 30,     December 28,
 (dollars in millions)                              1997             1996
 Assets
 Current Assets:
  Cash and cash equivalents                       $    522         $    244
  Marketable securities                                373              379
  Restricted securities                                 22               17
  Receivables, less allowance of $15 and $17           463              315
  Costs and earnings in excess of billings on
   uncompleted contracts                               118               80
  Investment in construction joint ventures            148               91
  Deferred income taxes                                 46               49
  Other                                                 51               32
                                                  --------         --------
 Total Current Assets                                1,743              737

 Property, Plant and Equipment, net                    391              339
 Investments                                           531              549
 Investments in Discontinued Operations                597              608
 Intangible Assets, net                                 55               38
 Other Assets                                           43               47
                                                  --------         --------
                                                  $  3,360         $  2,788
                                                  ========         ========

 Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts payable                                $    268         $    197
  Current portion of long-term debt                     11                2
  Accrued costs and billings in excess of revenue
   on uncompleted contracts                            302              112
  Accrued insurance costs                               86               81
  Other                                                 83               78
                                                  --------         --------
 Total Current Liabilities                             750              470

 Long-Term Debt, less current portion                  151              125
 Deferred Income Taxes                                 158               45
 Retirement Benefits                                    40               45
 Accrued Reclamation  Costs                            100               99
 Other Liabilities                                     182              181
 Minority Interest                                      11                4

 Total Stockholders' Equity                          1,968            1,819
                                                  --------        ---------
                                                  $  3,360        $   2,788
                                                  ========        =========


                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
 (dollars in millions)                1997         1996      1997        1996

 Revenue                            $   896      $   719   $ 2,180     $ 1,913
 Cost of Revenue                       (785)        (611)   (1,877)     (1,659)
                                    -------      -------   -------     -------
                                        111          108       303         254

General and Administrative Expenses     (53)         (32)     (147)       (113)
                                    -------      -------   -------     -------

Operating Earnings                       58           76       156         141

 Other Income (Expense):
  Equity Earnings (Loss), net           (12)           2       (17)         (4)
  Investment Income, net                 12           12        34          39
  Interest Expense, net                  (5)          (1)      (13)         (4)
  Other, net                              9            4        29          24
                                    -------     --------   -------      ------
                                          4           17        33          55
                                    -------     --------   -------      ------
 Income from Continuing Operations
   Before Income Taxes and
  Minority Interest                      62           93       189         196

 Provision for Income Taxes             (23)         (36)      (73)        (72)

 Minority Interest in Net Loss
  of Subsidiaries                         1            1         2           3
                                  ---------    ---------   -------     -------

 Income from Continuing Operations       40           58       118         127

 Income (Loss) from Discontinued
   Operations                           (50)           5       (37)          7
                                  ---------   ----------   -------     -------

 Net Earnings (Loss)              $     (10)  $       63   $    81     $   134
                                  =========   ==========   =======     =======


                                                            Nine Months Ended
                                                               September 30,
 (dollars in millions)                                       1997        1996

 Cash flows from continuing operations:
  Net cash provided by continuing operations                $  341      $  164

 Cash flows from investing activities:
  Proceeds from sales and maturities of
   marketable securities                                       212         223
  Purchases of marketable securities                          (193)       (261)
  Change in restricted securities                                4           2
  Proceeds from sale of property, plant
   and equipment, and other investments                         36          25
  Capital expenditures                                        (110)        (80)
  Acquisitions and investments, net                            (53)        (15)
  Other                                                          -           3
                                                           -------      ------
   Net cash used in investing activities                      (104)       (103)

 Cash flows from financing activities:
  Proceeds from long-term debt borrowings                       21          16
  Payments on long-term debt including current portion          (2)         (6)
  Net change in short-term borrowings                            -         (45)
  Repurchases of common stock                                   (2)        (15)
  Dividends paid                                               (25)        (24)
  Issuance of common stock                                      83          27
                                                          --------     -------
   Net cash provided by (used in) financing activities          75         (47)

 Cash flows used in discontinued operations                    (34)        (52)
                                                          --------     -------
 Net change in cash and cash equivalents                       278         (38)

 Cash and cash equivalents at beginning of period              244         408
                                                          --------     -------
 Cash and cash equivalents at end of period               $    522     $   370
                                                          ========     =======


8. Other Matters:

In October 1996, the Board of Directors ("Board") directed the Company's management to pursue a listing of Class D Stock as a way to address certain issues created by the Company's two-class capital stock structure and the need to attract and retain the best management for the Company's businesses. During the course of its examination of the consequences of a listing of Class D Stock, management concluded that a listing of Class D Stock would not adequately address these issues, and instead began to study a separation of the Construction and Mining Group and the Diversified Group. At the regular meeting of the Board on July 23, 1997, management submitted to the Board for consideration a proposal for separation of the Construction and Mining Group and the Diversified Group through split off of KCG (the "Transaction").
At a special meeting on August 14, 1997,  the Board approved the Transaction.

The separation of the Construction and Mining Group and the Diversified Group would be contingent upon a number of conditions, including the favorable ratification by a majority of both Class C and Class D shareholders and the receipt by the Company of an Internal Revenue Service ruling or other assurance acceptable to the Board that the separation would be tax-free to U.S. shareholders. As a result, the restructuring will probably not occur until mid-year 1998. The Diversified Group probably will not seek to list its stock for public trading on a national securities exchange until it raises capital through a public equity offering or desires to have a listed equity security available for acquisitions. The Board will retain the right, even if the stockholders ratify the proposal and favorable tax treatment is satisfied, to abandon, defer or modify the Transaction if it believes that it would be in the best interests of all stockholders.

If the Transaction is approved by the Company's shareholders, the historical financial statements of the Company will be restated to reflect the historical basis financial information of KCG as discontinued operations.
The separation of KCG from the Company will be accounted for at fair value and following the Transaction the Company will continue to account for KDG's results on a historical cost basis. After the Transaction, the construction and materials business will be operated by the management of KCG which will continue to account for KCG's results on a historical cost basis in its separate financial statements.

KDG has recently decided to substantially increase its emphasis on and resources to its information services business, with a view to becoming a facilities-based provider of a broad range of integrated information services to business. Pursuant to the plan, KDG intends to expand substantially its current information services business, through the expansion of its existing business and the creation, through a combination of construction, leasing and purchase of facilities and other assets, of a substantial facilities-based internet communications network.

Using this network, KDG intends to provide (a) a range of internet access services at varying capacity levels and, as technology development allows, at specified levels of quality of service and security and (b) a number of business oriented communications services which may include fax services, which are transmitted in part over private or limited access Transmission Control Protocol/Internet Protocol ("TCP/IP") networks and are offered at a lower price than public telephone network-based fax service, and voice message storing and forwarding over the same TCP/IP-based networks.

KDG believes that over time, a substantial number of businesses will convert existing computer application systems to computer systems which communicate using TCP/IP and are accessed by users employing Web browsers. KDG further believes that businesses will prefer to contract for assistance in making this conversion with those vendors able to provide a full range of services from initial consulting to internet access with requisite quality and security levels.

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


                            PETER KIEWIT SONS', INC.

       Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

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

Results of Operations-  Third Quarter 1997 vs. Third Quarter 1996

Revenue from each of the Company's business segments for the three months ended September 30 comprised the following (in millions):

                                                      1997          1996

               Construction                         $   824       $   651
               Coal Mining                               50            61
               Telecommunications                         -            90
               Information Services                      27            11
               Other                                      3             3
               Eliminations                              (8)           (7)
                                                    -------       -------
                                                    $   896       $   809
                                                    =======       =======

Construction. KCG's construction operations can be separated into two components; construction and materials. Construction and materials revenue for the three months ended September 1997 increased 27%, or $173 million, from the same period in 1996. Construction revenues were up 26% compared to 1996. The consolidation of ME Holding in 1997 resulted in an additional $77 million of revenue for KCG. In addition to ME Holding, several large sole contracts and joint ventures became fully mobilized and entered into their peak construction phase of work. Materials revenue was up 32% in 1997. Strong market conditions and the acquisition of additional plant facilities in Arizona were responsible for approximately 66% of the increase in sales. The remaining sales growth was due to increases in cement costs which were passed on to customers.

Contract backlog at September 30, 1997 was $3.7 billion of which 8% is attributable to foreign operations located in Canada and Indonesia.
Domestic projects are spread geographically throughout the U.S.   Included
in backlog is $673 million for the "I-15" project awarded in late March. KCG is the sponsoring partner on the design-build joint venture reconstructing
16 miles of Interstate 15 through the Salt Lake City, Utah area. It is expected to be completed in December of 2001.

Margins on construction projects for the third quarter of 1997 declined from 11% to 9% for the same period in 1996. The recognition of income on design-build contracts tends to be recognized later in the construction cycle due to the complexities of these types of projects. The awarding of several of these types of contracts in 1997, including "I-15", resulted in lower margins to the Company. The completion of the design-build San Joaquin toll road project in late 1996 contributed to the higher returns in that year. Material margins, as a percentage of revenue, in 1997 were unchanged from 1996.

Coal Mining. Mining revenue declined 18% in the third quarter of 1997 compared to the same period in 1996. Commonwealth Edison Company ("Commonwealth") has the flexibility under the amended contract to accelerate or defer delivery of alternate source coal provided it accepts delivery of the aggregate minimum commitment at the end of each year. In early 1996, alternate source coal shipments fell below minimum levels. These shortfalls were partially made up in the second and third quarters of 1996. In 1997, the opposite scenario occurred. Commonwealth took delivery of more coal in the first quarter than was required but reduced its purchases in the second and third quarters. Overall, the Company's alternate source coal revenues declined $6 million for the quarter ended September 30, 1997. Spot coal sales also declined in 1997. In the third quarter of 1996, a customer bought out its remaining 1996 obligations. The customer was not required to take delivery of the coal by paying 60% of the contracted price.

Costs as a percentage of revenue for the coal mining operations in the third quarter of 1997 were consistent with that of the prior year. The decline in revenue from the customer who bought out its obligations in 1996, and declines in higher margin alternate source coal sales, were offset by improved mining efficiencies at the Black Butte mine and a decline in costs as the 1996 costs include certain equipment write-offs.

Information Services. The Company's information services business provides computer operations outsourcing and systems integration services to firms that desire to focus resources on their core business. Systems integration services include converting mainframe based systems to client/server architecture, Year 2000 compliance, code restructuring and software
re-engineering.   Revenue attributable to computer outsourcing and systems
integration increased 146% to $27 million for the three months ended
September 30, 1997 compared to the same period in 1996. The increase in revenue is attributable to signing several new outsourcing contracts in late 1996 and the increased focus of customers on Year 2000 compatibility, code restructuring and software re-engineering.

The operating costs of the information services business doubled to $16 million in 1997 primarily due to its continued growth. Hardware, communications and personnel costs for the systems integration business increased significantly compared to the prior year. Operational efficiencies were recognized in 1997 through the increased utilization of existing computer hardware.

General and Administrative Expenses. In 1997, general and administrative expenses no longer include the expenses of C-TEC but do include those of ME Holding. Had C-TEC and ME Holding been accounted for using the equity method in both years, general and administrative expenses would have been $48 million and $32 million in 1997 and 1996, respectively. The additional costs associated with the expanding information services business, the professional fees incurred for the CalEnergy transaction and the proposed separation of the Construction and Diversified groups and higher compensation costs all contributed to the increase in administrative expenses.

Equity Losses, net.   The telecommunications segment of the Company is now
comprised of the three entities created in the C-TEC restructuring. The Company's voting rights in each of the three entities has fallen below 50% and each entity is now accounted for utilizing the equity method. Equity losses now exclude the earnings of ME Holding which is consolidated in 1997. Had these entities been accounted for under the equity method in both periods, equity losses would have been ($9) million in 1997 and $2 million in 1996. This decline is attributable to the losses incurred by RCN to develop the Boston, New York and Washington, D.C. markets.

Investment Income, net.   Investment income in 1996, excluding C-TEC investment
income of $2 million, was consistent with that of 1997. The 1997 average portfolio balance and average interest rates for the period did not vary significantly from that of 1996.

Interest Expense, net.   Interest expense increased $4 million in 1997 excluding
C-TEC's $8 million of interest expense in 1996. CPTC incurred $3 million of interest costs in the third quarter of 1996 of which $1 million was capitalized due to the construction of the toll road. In 1997, CPTC also incurred $3 million of interest costs all of which was charged against earnings. The interest on the debt incurred by KCG to purchase ME Holding and assumed in the Oak Mountain acquisition, and the debt incurred by KDG to purchase the real estate in Colorado also contributed to the increase in interest expense.

Other, net. Other income increased 80% in 1997. Additional gains on the sale and disposition of construction equipment was the primary factor contributing to the increase in other income.

Provision for Income Taxes. The effective income tax rates for the third quarter of 1997 and 1996 were 37% and 38%, respectively. These rates differ from the expected statutory rate of 35% primarily due to the state income taxes.

Minority Interest in Net Loss (Income) of Subsidiaries. The losses associated with the SR91 toll road were partially offset by the income allocated to ME Holding's minority shareholders in the third quarter of 1997. In 1996, losses of ($2) million of CPTC were offset by the income of the C-TEC companies.

Discontinued Operations. Equity earnings, net of tax, increased 160% in the third quarter of 1997. The Company's proportionate share of CalEnergy's earnings, net of tax, increased $4 million in the third quarter of 1997 to $8 million. The conversion of CalEnergy debentures to common stock and the exercise of options increased the Company's ownership interest in CalEnergy from 23% at July 1, 1996 to 30% at September 30, 1997. CalEnergy's earnings also increased primarily due to the completion and commencement of operations at the Salton Sea Unit IV geothermal facility, the purchase of three cogeneration facilities and the acquisition of Northern Electric all of which occurred in the last half of 1996 and the commencement of operations at the Mahanagdong geothermal facility in July, 1997. In addition to contributing to CalEnergy's earnings, the Company's proportionate share of Mahanagdong and Northern Electric, net of tax, also provided $2 million and $1 million of income. Partially offsetting these gains were losses attributable to the Casecnan project. The Casecnan loss during construction results from the variance in borrowing and investing interest rates on the funds generated by the project's debt offering in 1995.

Also contained in discontinued operations is the extraordinary loss of $63 million, net of tax, from the Windfall tax imposed by the British government in 1997.


Results of Operations - Nine Months 1997 vs. Nine Months 1996

Revenue from each of the Company's business segments for the nine months ended September 30 comprised the following (in millions):

                                                   1997     1996

                 Construction                    $ 1,968   $ 1,729
                 Coal Mining                         165       172
                 Telecommunications                    -       273
                 Information Services                 67        30
                 Other                                 9         7
                 Eliminations                        (29)      (25)
                                                 -------   -------
                                                 $ 2,180   $ 2,186
                                                 =======   =======

Construction. Construction and materials revenues for the nine months ended September 30, 1997 increased $239 million or 14% compared to the same period
in 1996.   Construction revenues were up 13% compared to 1996.  The
inclusion of ME Holding in the consolidated results in 1997 contributed $174 million to construction revenue. Material revenues also increased by 18% in 1997. Strong market conditions in Arizona and the acquisitions of additional facilities in Arizona and the Pacific Northwest were responsible for 60% of the sales growth in 1997. The remaining growth was due to higher cement costs in Arizona that were passed on to customers.

Margins on construction projects as a percentage of revenue for the first nine months of 1997 increased from 9% to 10% due to change order settlements, cost efficiencies, and early completion bonuses. Materials margins as a percentage of revenues decreased slightly from 10% to 9% due to the increased cost of concrete.

Coal Mining. Coal sales declined 4% during the first nine months of 1997. Alternate source coal sales decreased $6 million primarily due to the reduced contractual obligations of customers. Contracted coal sales also
declined slightly in 1997.   Reduced coal sales to  Detroit Edison Company,
which is temporarily behind in purchasing its 1997 contracted coal, is partially offset by additional sales to Mississippi Power.

Operating costs as a percentage of revenue were virtually unchanged from the same period in 1996. The declines in higher margin alternate source coal sales and proceeds from a customer who had bought out its obligations, were offset by improved mining efficiencies at the Black Butte mine and a decline in costs as the 1996 costs include certain equipment write-offs.

Information Services. Revenue for information services business increased 123% to $67 million for the nine months ended September 30, 1997. The increase in revenue is attributable to signing several new outsourcing contracts in late 1996 and the increased focus of customers on Year 2000 compatibility, code restructuring and software re-engineering.

The operating costs of the information services business increased 86% to $41 million in 1997 primarily due to its continued growth. Hardware, communications and personnel costs all increased significantly compared to the prior year. Operational efficiencies were recognized in 1997 through the increased utilization of existing computer hardware.

General and Administrative Expenses.   General and administrative expenses in
1997 and 1996 would have been $137 million and $113 million had C-TEC and ME Holding been accounted for using the equity method in both years. Increases in the expenses associated with the information services business, compensation expenses and professional fees incurred for the proposed restructuring and the CalEnergy transaction led to the increase in general and administrative expenses.

Equity Losses, net.   Losses attributable to equity investees increased to ($14)
in 1997 from ($4) in 1996 assuming ME Holding and C-TEC were accounted for using the equity method in both years. The costs of RCN's continued expansion into Boston, New York City and Washington D.C. and the $10 million of costs incurred in connection with the buyout of a marketing contract with minority shareholders are responsible for the increase in equity losses.

Investment Income, net.   Investment income, excluding C-TEC's $9 million of
income in 1996, declined 13% in 1997. A reduction in the average portfolio balance for the period, due to significant investments in CE Electric and the international energy projects, and a decline in the gains recognized on sales of securities all contributed to the reduction in investment income.

Interest Expense, net. Interest expense decreased in 1997 to $13 million from $24 million in 1996. In 1996, interest expense includes $20 million of expense attributable to C-TEC. In 1996, CPTC incurred $8 million of interest costs of which $6 million was capitalized prior to the commencement of operations on August 1, 1996. In 1997, CPTC incurred $8 million of interest, all of which was charged against earnings. The interest incurred by KCG to purchase ME Holding and assumed in the Oak Mountain transaction, and the borrowing by KDG for the Colorado property account for the remaining increase in interest expense.

Other, net.   Other income is primarily comprised of gains and losses on the sale and disposition of property, plant and equipment and other assets. Increased income from the sale of construction equipment of $7 million, and increases in miscellaneous income, led to the increase in other income.

Provision for Income Taxes. The effective income tax rates of 39% in 1997 and 38% in 1996 differ from the expected statutory rate of 35% primarily due to state income taxes.

Minority Interest in Net Loss (Income) of Subsidiaries. Minority interest in 1997 is now comprised of the earnings and losses attributable to the minority shareholders of CPTC and ME Holding. The income and (losses) that were allocated to CPTC's and ME Holding's minority shareholders were ($3) and $1 million in 1997.

Discontinued Operations. Equity earnings, net of tax, increased significantly in 1997. The Company's proportionate share of CalEnergy's earnings, net of tax, increased $10 million in 1997 to $19 million. An increase in the Company's share of CalEnergy's earnings and improvement in those earnings, primarily due to the commencement of operations at a geothermal facility, and the acquisitions of three congeneration facilities and Northern
Electric, contributed to the increase. The Company's proportionate share of Northern Electric, which was acquired in December 1996, provided $7 million of income after taxes.

Also contained in discontinued operations is the extraordinary loss of $63 million, net of tax, from the Windfall tax imposed by the British government in 1997.

Financial Condition - September 30, 1997 vs. December 28, 1996

Excluding C-TEC, the Company's working capital increased $256 million or 34% during the first nine months of 1997. The increase was mainly due to cash provided by operations, including $146 million of tax and interest refunds, and financing activities. The increase was partially offset by cash used to fund investing activities and discontinued operations.

Investing activities include $53 million of investments, and $110 million of capital expenditures, including $89 million for construction equipment and $11 million for equipment of the information services business. The investments primarily include KDG's $22 million for a real estate investment and KCG's $15 million investment in Oak Mountain. These capital outlays were partially offset by $19 million of net proceeds from the sale of marketable securities and $36 million of proceeds from the sale of property, plant and equipment and other assets.

Financing sources include $34 million and $49 million for the issuance of Class C Stock and Class D Stock, and $16 million and $2 million of long-term debt borrowing to finance KDG's real estate investment and to modernize KCG's Oak Mountain mine. Financing uses primarily consisted of $13 million of Class C dividends and $12 million of Class D dividends.

Prior to the agreement with CalEnergy, the Company invested $34 million in the Dieng, Patuha and Bali power projects in Indonesia during 1997.

In October 1996, the Board of Directors ("Board") directed the Company's management to pursue a listing of Class D Stock as a way to address certain issues created by the Company's two-class capital stock structure and the need to attract and retain the best management for the Company's businesses. During the course of its examination of the consequences of a listing of Class D Stock, management concluded that a listing of Class D Stock would not adequately address these issues, and instead began to study a separation of the Construction and Mining Group and the Diversified Group. At the regular meeting of the Board on July 23, 1997, management submitted to the Board for consideration a proposal for separation of the Construction and Mining Group and the Diversified Group through a split off of KCG. At a special meeting on August 14, 1997, the Board approved the Transaction.

The separation of the Construction and Mining Group and the Diversified Group would be contingent upon a number of conditions, including the favorable ratification by a majority of both Class C and Class D shareholders and the receipt by the Company of an Internal Revenue Service ruling or other assurance acceptable to the Board that the separation would be tax-free to U.S. shareholders. As a result, the restructuring will probably not occur until mid-year 1998. The Diversified Group probably will not seek to list its stock for public trading on a national securities exchange until it raises capital through a public equity offering or desires to have a listed equity security available for acquisitions. The Board will retain the right, even if the stockholders ratify the proposal and favorable tax treatment is satisfied, to abandon, defer or modify the Transaction if it believes that it would be in the best interests of all stockholders.

The Company anticipates making significant investments in its construction and information services businesses. KDG has recently decided to substantially increase its emphasis on and resources to its information services business, with a view to becoming a facilities-based provider of a broad range of integrated information services to business. Pursuant to the plan, KDG intends to expand substantially its current information services business, through the expansion of its existing business and the creation, through a combination of construction, leasing and purchase of facilities and other assets, of a substantial facilities-based internet communications network.

Using this network, KDG intends to provide (a) a range of internet access services at varying capacity levels and, as technology development allows, at specified levels of quality of service and security and (b) a number of business oriented communications services which may include fax services, which are transmitted in part over private or limited access Transmission Control Protocol/Internet Protocol ("TCP/IP") networks and are offered at a lower price than public telephone network-based fax service, and voice message storing and forwarding over the same TCP/IP-based networks.

KDG believes that over time, a substantial number of businesses will convert existing computer application systems to computer systems which communicate using TCP/IP and are accessed by users employing Web browsers. KDG further believes that businesses will prefer to contract for assistance in making this conversion with those vendors able to provide a full range of services from initial consulting to internet access with requisite quality and security levels.

KDG anticipates that the capital expenditures required to implement this expansion plan will be substantial. KDG anticipates that these costs may be in excess of $1 billion per year within approximately two years after the separation of KCG from the Company.

Subsequent to September 30, 1997, the Company sold $67 million of Class D Stock to employees and declared a Class C Stock cash dividend of $.80 per share payable in January 1998. Long-term liquidity uses include payment of income taxes and repurchasing the Company's stock. The Company's current financial condition, borrowing capacity and proceeds from the CalEnergy transaction should be sufficient for immediate operating and investing activities.

In late 1995, a KDG and CalEnergy venture, CE Casecnan Water and Energy Company, Inc., ("CE Casecnan") closed financing and commenced construction of a $495 million irrigation and hydroelectric power project located on the Philippine island of Luzon. KDG and CalEnergy have each made $62 million of equity contributions to the project.

The Casecnan project was being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering & Construction Co. Ltd. On May 7, 1997, CE Casecnan announced that it had terminated the Hanbo Contract. In connection with the contract termination, CE Casecnan made a $79 million draw request under the letter of credit issued by Korea First Bank ("KFB") to pay for certain transition costs and other damages under the Hanbo Contract. KFB failed to honor the draw request; the matter is being litigated. If KFB would not be required to honor its obligations under the letter of credit, such action may have a material adverse effect on the CE Casecnan project. KDG does not expect the outcome of the litigation to affect its financial position due to the transactions contemplated with CalEnergy.

On September 5, 1997, C-TEC announced that its board of directors had approved the planned restructuring of C-TEC into three publicly traded companies effective September 30, 1997. Under the terms of the restructuring C-TEC shareholders received stock in the following companies:

    Commonwealth Telephone Enterprises, Inc., containing the local telephone group and related engineering business;

    Cable Michigan, Inc., containing the cable television operations in Michigan; and

    RCN Corporation, Inc., which consists of RCN Telecom Services; C-TEC's existing cable systems in the Boston-Washington D.C. corridor; and the investment in Megacable S.A. de C.V., a cable operator in Mexico. RCN Telecom Services is a provider of packaged local and long distance telephone, video, and internet access services provided over fiber optic networks to residential customers in Boston, New York City and Washington D.C.

The restructuring is expected to permit investors and the financial markets to better understand and evaluate C-TEC's various businesses. In addition, the restructuring has allowed C-TEC to raise capital on more efficient terms.
In July 1997, C-TEC closed four separate credit facilities with a syndicate of banks aggregating $410 million and in October 1997, RCN issued $575 million of debt. These proceeds were used to refinance the cable group's existing
Senior Secured Notes and to fund RCN's continued development.


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

       (b) No reports on Form 8-K were filed by the Company during the third quarter of 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 PETER KIEWIT SONS', INC.


Dated: November  14, 1997                        \s\ Eric J. Mortensen
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