Form 10-K
period 1997-12-27
KIEWIT PETER SONS INC
filed 1998-03-31
CIK 794323

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K
                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

For the fiscal year ended
Commission File
December 27, 1997
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant's Class C stock is not publicly traded, and therefore there is no ascertainable aggregate market value of voting stock held by nonaffiliates. The registrant's Class D stock has been trading on the Nasdaq OTC Bulletin Board. The aggregate market value of the Class D stock held by nonaffiliates as of March 14, 1998 was $7.3 billion.

     As of March 15, 1998, the number of outstanding shares of each class of the Company's common stock was:

                          Class C  -    7,681,020
                          Class D  -  146,943,752


Portions of the Company's definitive Proxy Statement for the 1998
Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K.

                               TABLE OF CONTENTS



Page

Item 1.      Business

Item 2.      Properties

Item 3.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders
             Executive Officers of the Registrant

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters

Item 6.      Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.      Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 10.     Directors and Executive Officers of the Registrant

Item 11.     Executive Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Item 13.    Certain Relationships and Related Transactions

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements and Financial Statement Schedules of Registrant
                                 PART I
ITEM 1.           BUSINESS

     Peter Kiewit Sons', Inc. ("PKS" or the "Company") is one of the largest construction contractors in North America and also owns information services, telecommunications and coal mining businesses. The Company pursues these activities through two subsidiaries, Kiewit Construction Group Inc. ("KCG") and Level 3 Communications, Inc., formerly known as Kiewit Diversified Group Inc. ("Level 3"). The organizational structure is shown by the following chart.

Class C Stock
Peter Kiewit Sons', Inc.
     Kiewit Construction Group Inc.
          Materials Operations
          Construction Operations

Class D Stock
     Level 3 Communications, Inc.
          PKS Information Services, Inc.
               Level 3 Communications, LLC
               Kiewit Energy Group Inc.
                    Kiewit Coal Properties Inc.
               Cable Michigan, Inc. 48.5%
               Commonwealth Telephone Enterprises, Inc. 48.4%
               RCN Corporation 46.1%


     The Company has two principal classes of common stock, Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class C stock") and Class D Diversified Group Convertible Exchangeable Common Stock par value $.0625 per share (the Class D stock").
The value of Class C stock is linked to the Company's construction and materials operations (the "Construction Group"). The value of Class D stock is linked to the operations of Level 3 (the "Diversified Group"), under the terms of the Company's charter (see Item 5 below). All Class C shares and historically most Class D shares have been owned by current and former employees of the Company and their family members. The Company was incorporated in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. The Company entered the coal mining business in 1943 and the telecommunications business in 1988. In 1995, the Company distributed to its Class D stockholders all of its shares of MFS Communications Company, Inc. ("MFS") (which was later acquired by WorldCom, Inc.). Through subsidiaries, the Company owns 48.5% of the common stock of Cable Michigan, Inc., 48.4% of Commonwealth Telephone Enterprises, Inc., formerly known as C-TEC Corporation ("C-TEC") and 46.1% of RCN Corporation (collectively, the "C-TEC Companies"), the three companies that resulted from the restructuring of C-TEC, which was completed in September 1997. RCN Corporation, Cable Michigan, Inc. and Commonwealth Telephone Enterprises, Inc. are publicly traded companies and more detailed information about each of them is contained in their separate Annual Reports on Form 10-K. Prior to January 2, 1998, the Company was also engaged in the alternative energy business through its ownership of 24% of the voting stock of CalEnergy Company, Inc. ("CalEnergy") and certain international development projects in conjunction with CalEnergy.

     On December 8, 1997, the Company's stockholders ratified the decision of the Company's Board of Directors (the "PKS Board") to separate the business conducted by the Construction Group and the business conducted by the Diversified Group (collectively, the "Business Groups") into two independent companies. In connection with the consummation of this transaction, the PKS Board declared a dividend of eight-tenths of one share of the Company's newly created Class R Convertible Common Stock, par value $.01 per share ("Class R stock") with respect to each outstanding share of Class C stock. The Class R stock is convertible in shares of Class D stock pursuant to a defined formula. In addition, the Company has announced that effective March 31, 1998, the Company, through a resolution of the PKS Board, shall cause each outstanding share of Class C stock to be mandatorily exchanged (the "Share Exchange") pursuant to provisions of the PKS Restated Certificate of Incorporation (the "PKS Certificate") for one outstanding share of Common Stock, par value $.01 per share, of PKS Holdings, Inc. ("PKS Holdings"), a recently formed, direct, wholly owned subsidiary of PKS, to which the eight-tenths of one share of Class R Stock would attach (collectively, the "Transaction"). In connection with the consummation of the Transaction, the Company will change its name to Level 3 Communications, Inc. and PKS Holdings, Inc. will change its name to Peter Kiewit Sons', Inc. The Company has announced that the PKS Board has approved in principle a plan to force conversion of all 6,538,231 shares of Class R Stock outstanding. Due to certain provisions of the Class R stock, conversion will not be forced prior to May 1998, and the final decision to force conversion would be made at that time. The decision may be made not to force conversion if it were decided that conversion is not in the best interest of the then stockholders of the Company.

     The Transaction is intended to separate the Business Groups into two independent companies. The PKS Board believes that separation of the Business Groups will (i) permit Level 3 to attract and retain the senior management and employees needed to implement and develop Level 3's expansion plan (which is discussed below), (ii) enable Level 3 to access the capital markets in order to fund its expansion plan on more advantageous terms than would be available to Level 3 as part of the Company,
(iii) enable Level 3 to pursue strategic investments and acquisitions, as part of the expansion plan, which could be foreclosed to Level 3 as part of the Company and (iv) allow the directors and management of each Business Group to focus their attention and financial resources on that Business Group's business. Except for the anticipated effect of the Transaction on the management of the construction business, the PKS Board does not believe that the Transaction will have any other significant effect on the construction business.

     For purposes of this filing, the Company has filed as exhibits to this Form 10-K, Financial Statements and Other Information for each of the Construction Group (Exhibit 99.A) and the Diversified Group or Level 3 (Exhibit 99.B). These exhibits generally follow the format of Form 10-K and consist of separate financial statements for each Group and excerpts of other information from this Form 10-K pertaining to each Business Group.

     For 1997 results, the Company reports financial information for four business segments: construction; information services; telecommunications; and coal mining. Additional financial information about these segments, including revenue, operating earnings, equity earnings, identifiable assets, capital expenditures, and depreciation, depletion and amortization, as well as foreign operations information, is contained in Note 13 to the Company's consolidated financial statements.
                           KIEWIT CONSTRUCTION GROUP

                            CONSTRUCTION OPERATIONS

     The construction business is conducted by operating subsidiaries of Kiewit Construction Group Inc. (collectively, "KCG"). KCG and its joint ventures perform construction services for a broad range of public and private customers primarily in the United States and Canada. New contract awards during 1997 were distributed among the following construction markets: transportation (including highways, bridges, airports, railroads, and mass transit) -- 62%, power, heat, cooling -- 18%, commercial buildings -- 8%, water supply -- 2%, mining -- 2%, sewage and waste disposal -- 1% and other markets -- 7%.

     KCG primarily performs its services as a general contractor. As a general contractor, KCG is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with terms, plans, and specifications. KCG plans and schedules the projects, procures materials, hires workers as needed, and awards subcontracts. KCG generally requires performance and payment bonds or other assurances of operational capability and financial capacity from its subcontractors.

     Contract Types. KCG performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts. Contracts are either competitively bid and awarded or negotiated. KCG's public contracts generally provide for the payment of a fixed price for the work performed. Profit on a fixed-price contract is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount. Construction contracts generally provide for progress payments as work is completed, with a retainage to be paid when performance is substantially complete. Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

     Government Contracts. Public contracts accounted for 74% of the combined prices of contracts awarded to KCG during 1997.
Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Most public contracts are subject to termination at the election of the government. In the event of termination, the contractor is entitled to receive the contract price on completed work and payment of termination related costs.

     Backlog. At the end of 1997, KCG had backlog (anticipated revenue from uncompleted contracts) of $3.9 billion, an increase from $2.3 billion at the end of 1996. Of current backlog, approximately $1.0 billion is not expected to be completed during 1998. In 1997 KCG was low bidder on 226 jobs with total contract prices of $3.5 billion, an average price of $15.3 million per job. There were 19 new projects with contract prices over $25 million, accounting for 76% of the successful bid volume.

     Competition. A contractor's competitive position is based primarily on its prices for construction services and its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power. In 1997 Engineering News Record, a construction trade publication, ranked KCG as the 9th largest U.S. contractor in terms of 1996 revenue and 12th largest in terms of 1996 new contract awards. It ranked KCG 1st in the transportation market in terms of 1996 revenue.

     Joint Ventures. KCG frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. KCG prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture's profits and losses and usually has a controlling vote in joint venture decision making. In 1997 KCG derived 70% of its joint venture revenue from sponsored joint ventures and 30% from non-sponsored joint ventures. KCG's share of joint venture revenue accounted for 28% of its 1997 total revenue.

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

     Locations. KCG structures its construction operations around 20 principal operating offices located throughout the U.S. and Canada, with headquarters in Omaha, Nebraska. Through its decentralized system of management, KCG has been able to quickly respond to changes in the local markets. At the end of 1997, KCG had current projects in 33 states and 6 Canadian provinces. KCG also participates in the construction of geothermal power plants in the Philippines and Indonesia.

     Properties. KCG has 20 district offices, of which 16 are in owned facilities and 4 are leased. KCG owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries. Since construction projects are inherently temporary and location-specific, KCG owns approximately 950 portable offices, shops, and transport trailers. KCG has a large equipment fleet, including approximately 4,500 trucks, pickups, and automobiles, and 2,000 heavy construction vehicles, such as graders, scrapers, backhoes, and cranes.
                            MATERIALS OPERATIONS

     Several KCG subsidiaries, primarily in Arizona and Oregon, produce construction materials, including ready-mix concrete, asphalt, sand and gravel. KCG also has quarrying operations in New Mexico and Wyoming, which produce landscaping materials and railroad ballast. Kiewit Mining Group Inc. ("KMG"), a subsidiary of KCG, provides mine management services to Kiewit Coal Properties Inc., a subsidiary of PKS. KMG also owns a 48% interest in an underground coal mine near Pelham, Alabama.

                        LEVEL 3 COMMUNICATIONS, INC.

     Level 3 engages in the information services, telecommunications, coal mining and energy businesses, through ownership of operating subsidiaries, joint venture investments and ownership of substantial positions in public companies. Level 3 also holds smaller positions in a number of development stage or startup ventures.

                           INFORMATION SERVICES

     PKS Information Services, Inc. ("PKSIS") is a full service information technology company that provides computer operations outsourcing and systems integration services to customers located throughout the United States as well as abroad. Utilizing all computing environments from mainframes to client/server platforms, PKSIS offers custom-tailored computer outsourcing services. PKSIS also provides network and systems integration and network management services for various computer platforms. In addition, PKSIS develops, implements and supports applications software. Through its subsidiary NET Twenty-One, Inc., PKSIS' strategy is to focus on assisting its customers in "Web-enabling" legacy software applications, that is, migrating computer applications from closed computing and networking environments to network platforms using Transmission Control Protocol/Internet Protocol ("TCP/IP") technology that are then accessed using Web browsers.

     The computer outsourcing services offered by PKSIS through its subsidiary PKS Computer Services, Inc. include networking and computing services necessary both for older mainframe-based systems and newer client/server-based systems. PKSIS provides its outsourcing services to clients that desire to focus their resources on core businesses, rather than expending capital and incurring overhead costs to operate their own computing environment. PKSIS believes that it is able to utilize its expertise and experience, as well as operating efficiencies, to provide its outsourcing customers with levels of service equal to or better than those achievable by the customer itself, while at the same time reducing the customer's cost for such services. This service is particularly useful for those customers moving from older computing platforms to more modern client/server networks.

     PKSIS' systems integration services help customers define, develop and implement cost-effective information services. In addition, through PKS Systems Integration, Inc., PKSIS offers reengineering services that allow companies to convert older legacy software systems to modern networked computing systems, with a focus on reengineering software to enable older software application and data repositories to be accessed by Hypertext Markup Language (HTML)-based browsers ("Web browsers") over the Internet or over private or limited access TCP/IP networks.

     PKSIS, through its Suite 2000-SM line of services, provides customers with a multi-phased service for converting programs and application so that date-related information is accurately processed and stored before and after the year 2000. Through the process of converting a customer's legacy software for year 2000 compliance, PKSIS is able to provide additional insight and advice to further stream-line and improve the customer's information systems.

     PKSIS has established a software engineering facility at the National Technology Park in Limerick, Ireland, to undertake: large scale development projects; system conversions; and code restructuring and software re-engineering. PKSIS has also established relationships with domestic and international partners to provide such activities as well as establishing recently a joint venture in India.

     PKSIS' subsidiary, LexiBridge Corporation of Shelton, Connecticut, provides customers with a combination of workbench tools and methodology that provide a complete strategy for converting mainframe-based application systems to client/server architecture, while at the same time ensuring year 2000 compliance.

     In 1997, 93% of PKSIS' revenue was from external customers and the remainder was from affiliates.

     Level 3 recently has determined to increase substantially the emphasis it places on and the resources devoted to its information services business, with a view to becoming a facilities-based provider (that is, a provider of information services that owns or leases a substantial portion of the plant, property and equipment necessary to provide those services) of a broad range of integrated information services to business (the "Expansion Plan"). Pursuant to the Expansion Plan, Level 3 intends to expand substantially its current information services business, through both the expansion of the business of PKSIS and the creation, through a combination of construction, purchase and leasing of facilities and other assets, of a substantial, facilities-based communications network that utilizes Internet Protocol or IP technology.

     In order to grow and expand substantially the information services it provides, Level 3 has developed a comprehensive plan to construct, purchase and lease local and backbone facilities necessary to provide a wide range of communications services over a network that uses Internet Protocol based technology. These services include:

      A number of business-oriented communications services using
a                 combination of network facilities Level 3 would
construct, purchase and       lease from third parties, which
services may include fax services that        are transmitted in
part over an Internet Protocol network and are
offered at a lower price than public circuit-switched telephone
network-       based fax service and voice message storing and
forwarding that are           transmitted in part over the same
Internet Protocol technology based          network; and

      After construction, purchase and lease of local and
backbone facilities,       a range of Internet access services at
varying capacity levels and, as        technology development
allows, at specified levels of quality of service       and
security.

     Level 3 believes that, over time, a substantial number of businesses will convert existing computer application systems (which run on standalone or networked computing platforms utilizing a wide variety of operating systems, applications and data repositories) to computer systems that communicate using Internet Protocol and are accessed by users employing Web browsers. Level 3 believes that such a conversion will occur for the following reasons:

      Internet Protocol has become a de facto networking standard
supported by       numerous hardware and software vendors and, as
such, provides a common        protocol for connecting computers
utilizing a wide variety of operating       systems;

      Web browsers can provide a standardized interface to data
and                 applications and thus help to minimize costs
of training personnel to         access and use these resources;
and

      As a packet-switched technology, in many instances,
Internet Protocol         utilizes network capacity more
efficiently than the circuit-switched          public telephone
network. Consequently, certain services provided over        an
Internet Protocol network may be less costly than the same
services        provided over public switched telephone network.

     Level 3 further believes that businesses will prefer to contract for assistance in making this conversion with those vendors able to provide a full range of services from initial consulting to Internet access with requisite quality and security levels.

     Pursuant to the Expansion Plan, Level 3's strategy will be to attempt to meet this customer need by: (i) growing and expanding its existing capabilities in computer network systems, consulting, outsourcing, and software reengineering, with particular emphasis on conversion of legacy software systems to systems that are compatible with Internet Protocol networks and Web browsers access; and (ii) creating a national end-to-end Internet Protocol based network through a combination of construction, purchase and leasing of assets. Level 3 intends to optimize its international network to provide Internet based communications services to businesses at low cost and high quality, and to design its network, to the extent possible, to more readily include future technological upgrades than older, less flexible networks owned by competitors.

     To implement its strategy, Level 3 has formulated a long term business plan that provides for the development of an end-to-end network optimized for the Internet Protocol. Initially, Level 3 will offer its services over facilities, both local and national, that are in part leased from third parties to allow for the offering of services during the construction of its own facilities. Over time, it is anticipated that the portion of Level 3's network that includes leased facilities will decrease and the portion of facilities that have been constructed, and are owned, by Level 3 will increase. Over the next 4 to 6 years, it is anticipated that the Level 3 network will encompass local facilities in approximately 40 North American markets, leased backbone facilities in approximately 10 additional North American markets, a national or inter-city network covering approximately 15,000 miles, the establishment of local facilities in approximately 10 European and 4 Asian markets and an inter-city network covering approximately 2,000 miles across Europe. Level
3 intends to design and construct its inter-city network using multiple conduits. Level 3 believes that the spare conduits will allow it to deploy future technological innovations and expand capacity without incurring significant overbuild costs. The foregoing description of the Level 3 network and the Expansion Plan constitutes a forward-looking statement. The actual configuration of the network, including the number of markets served and the expanse of the inter-city networks will depend on a variety of factors including Level 3's ability to: access markets; design fiber optic network backbone routes; attract and retain qualified personnel; design, develop and deploy enterprise support systems that will allow Level 3 to build and operate a packet switched network that interconnects with the public switched network, install fiber optic cable and facilities;
obtain rights-of-way, building access rights, unbundled loops and required government authorizations, franchises and permits; and to negotiate interconnection and peering agreements.

     The operations to be conducted as a result of the Expansion Plan will be subject to extensive federal and state regulation. Federal laws and Federal Communications Commission regulations apply to interstate telecommunications while state regulatory authorities exercise jurisdiction over telecommunications both originating and terminating within a state. Generally, implementation of the Expansion Plan will require obtaining and maintaining certificates of authority from regulatory bodies in most states where services are to be offered.

     With respect to the Expansion Plan, Level 3 is devoting substantially more management time and capital resources to its information services business with a view to making the information services business, over time, the principal business of Level 3. In that respect, the management of Level 3 has been conducting a comprehensive review of the existing Level 3 businesses to determine how those businesses will complement Level 3's focus on information services businesses as a result of the Expansion Plan. For example, the management of Level 3 negotiated the sale of its energy interests (see "- CalEnergy" below) because it believed that the ongoing ownership by Level 3 of an interest in an energy businesses was not compatible with its focus on the information services business, and because sale of those assets provided a substantial portion of the money necessary to fund the early stages of the Expansion Plan.

     In addition, the Construction Group and Level 3 are currently discussing a restructuring of the current mine management arrangement between the two Business Groups. Level 3 also is reviewing its involvement in a number of start-up and development stage businesses and recently completed the sale of its interest in United Infrastructure Company ("UIC"). Level 3 is also currently discussing with the Construction Group the sale of Kiewit Investment Management Corp. to the Construction Group. Level 3 has no current intention, however, to sell, dispose or otherwise alter its ownership interest in the C-TEC Companies.

                              C-TEC COMPANIES

     On September 30, 1997, C-TEC completed a tax-free restructuring, which divided C-TEC into three public companies: C-TEC, which changed its name to Commonwealth Telephone
Enterprises, Inc. ("Commonwealth Telephone"), RCN Corporation
("RCN") and Cable Michigan, Inc. ("Cable Michigan").

     Businesses of the C-TEC Companies. Commonwealth Telephone owns the following businesses: Commonwealth Telephone Company (the rural local exchange carrier business); Commonwealth Communications (the communications engineering business); the Pennsylvania competitive local exchange carrier business; and long distance operations in certain areas of Pennsylvania. RCN owns the following businesses: its competitive telecommunications services operations in New York City and Boston; its cable television operations in New York, New Jersey and Pennsylvania; its 40% interest in Megacable S.A. de C.V., Mexico's second largest cable operator; and its long distance operations (other than the operations in certain areas of Pennsylvania). Cable Michigan owns and operates cable television systems in the State of Michigan and owns a 62% interest in Mercom, Inc., a publicly held Michigan cable television operator.

     Ownership of the C-TEC Companies. In connection with the restructuring and as a result of the conversion of certain shares of C-TEC held by Level 3, Level 3 now holds 13,320,485 shares of RCN common stock, 3,330,119 shares of Cable Michigan common stock, and 8,880,322 shares of Commonwealth Telephone common stock. Such ownership represents 48.5% of the outstanding common stock of Cable Michigan, 48.4% of the outstanding common stock of Commonwealth Telephone and 46.1% of the outstanding common stock of RCN.

     Each of the shares of RCN common stock, Cable Michigan common stock and Commonwealth Telephone Common Stock is traded on the National Association of Securities Dealers, Inc.'s National
Market (the "Nasdaq National Market").

     In its filings with the Securities and Exchange Commission, the board of directors of C-TEC concluded that the distributions were in the best interests of the shareholders because the distributions will, among other things, (i) permit C-TEC to raise financing to fund the development of the RCN business on more advantageous economic terms than the other alternatives available, (ii) facilitate possible future acquisitions and joint venture investments by RCN and Cable Michigan and possible future offerings by RCN, (iii) allow the management of each company to focus attention and financial resources on its respective business and permit each company to offer employees incentives that are more directly linked to the performance of its respective business, (iv) facilitate the ability of each company to grow in both size and profitability, and (v) permit investors and the financial markets to better understand and evaluate C-TEC's various businesses.

     Accounting Method. Since the ownership by Level 3 of the equity and voting rights of each of RCN, Cable Michigan and Commonwealth Telephone at the end of 1997 was less than 50%, under generally accepted accounting principles, Level 3 uses the equity method to account for its investments in each of these companies. Under the equity method, Level 3 reports its proportionate share of each of Commonwealth Telephone's, RCN's and Cable Michigan's earnings, even though it has received no dividends from those companies. Level 3 keeps track of the carrying value of its investment in each of the C-TEC Companies. "Carrying value" is the purchase price of the investment, plus the investor's proportionate share of the investee's earnings, less the amortized portion of goodwill, less any dividends paid. Level 3 purchased its C-TEC Companies shares at a premium over the book value of the underlying net assets. This premium is being amortized over a period of between 30 to 40 years. At December 27, 1997 the carrying value of Level 3's Commonwealth Telephone shares was $75 million, RCN shares was $214 million and Cable Michigan shares was $46 million.

     Description of the C-TEC Companies. RCN is developing advanced fiber optic networks to provide a wide range of telecommunications services including local and long distance telephone, video programming and data services (including high speed Internet access), primarily to residential customers in selected markets in the Boston to Washington, D.C. corridor. Cable Michigan is a cable television operator in the State of Michigan which, as of December 31, 1997, served approximately 204,000 subscribers. These figures include the approximately 42,000 subscribers served by Mercom, a 62% owned subsidiary of Cable Michigan. Clustered primarily around the Michigan communities of Grand Rapids, Traverse City, Lapeer and Monroe (Mercom), Cable Michigan's systems serve a total of approximately 400 municipalities in suburban markets and small towns. Commonwealth Telephone Company is a Pennsylvania public utility providing local telephone service to a 19 county, 5,067 square mile service territory in Pennsylvania. The telephone company services approximately 259,000 main access lines. The company also provides network access, long distance, and billing and collection services to interexchange carriers. The telephone company's business customer base is diverse in size as well as industry, with very little concentration. Commonwealth Long Distance operates principally in Pennsylvania, providing switched services and resale of several types of services, using the networks of several long distance providers on a wholesale basis. Commonwealth Communications Inc. provides telecommunications engineering and facilities management services to large corporate clients, hospitals and universities throughout the Northeastern United States and sells, installs and maintains PBX systems in Pennsylvania and New Jersey. In January 1995, C-TEC purchased a 40% equity position in Megacable, Mexico's second largest cable television operator, serving approximately 174,000 subscribers in 12 cities.

     For more information on the business of each of RCN, Cable
Michigan and Commonwealth Telephone, please see the individual filings of Annual Reports on Form 10-K for each of such companies as filed with the Securities and Exchange Commission.

                               COAL MINING

     Level 3 is engaged in coal mining through its subsidiary, Kiewit Coal Properties Inc. ("KCP"). KCP has a 50% interest in three mines, which are operated by KCP. Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Union Pacific Resources Group Inc. Walnut Creek Mining Company ("Walnut Creek") is a general partnership with Phillips Coal Company, a subsidiary of Phillips Petroleum Company. The Decker mine is located in southeastern Montana, the Black Butte mine is in southwestern Wyoming, and the Walnut Creek mine is in east-central Texas.

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

     Customers. The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal in order to produce steam to generate electricity. Approximately 89% of sales are made under long-term contracts, and the remainder are made on the spot market. Approximately 79%, 80% and 80% of KCP's revenues in 1997, 1996 and 1995, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). The primary customer of Walnut Creek is the Texas-New Mexico Power Company.

     Contracts. Customers enter into long-term contracts for coal primarily to secure a reliable source of supply at a predictable price. KCP's major long-term contracts have remaining terms ranging from 1 to 30 years. A majority of KCP's long-term contracts provide for periodic price adjustments. The price is typically adjusted through the use of various indices for items such as materials, supplies, and labor. Other portions of the price are adjusted for changes in production taxes, royalties, and changes in cost due to new legislation or regulation. In most cases, these cost items are directly passed through to the customer as incurred. In most cases the price is also adjusted based on the heating content of the coal.

     Decker has a sales contract with Detroit Edison Company that provides for the delivery of a minimum of 36 million tons of low sulphur coal during the period 1998 through 2005, with annual shipments ranging from 5.2 million tons in 1998 to 1.7 million tons in 2005.

     KCP and its mining ventures have entered into various agreements with Commonwealth Edison Company ("Commonwealth"), which stipulate delivery and payment terms for the sale of coal. The agreements as amended provide for delivery of 88 million tons during the period 1998 through 2014, with annual shipments ranging from 1.8 million tons to 13.1 million tons. These deliveries include 15 million tons of coal reserves previously sold to Commonwealth. Since 1993, the amended contract between Commonwealth and Black Butte provides that Commonwealth's delivery commitments will be satisfied, not with coal produced from the Black Butte mine, but with coal purchased from three unaffiliated mines in the Powder River Basin of Wyoming. The contract amendment allows Black Butte to purchase alternate source coal at a price below its production costs, and to pass the cost savings through to Commonwealth while maintaining the profit margins available under the original contract.

     The contract between Walnut Creek and Texas-New Mexico Power Company provides for delivery of between 42 and 90 million tons of coal during the period 1989 through 2027. The actual tons provided will depend on the number of power units constructed and operated by TNP. The maximum amount KCP is expecting to ship in any one year is between 1.6 and 3.2 million tons.

     KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, Solvay Minerals, Pacific Power & Light, Minnesota Power, and Mississippi Power, that provide for the delivery of approximately 13 million tons through 2005.

     Coal Production.  Coal production began at the Decker, Black
Butte, and Walnut Creek mines in 1972, 1979, and 1989, respectively. KCP's share of coal mined in 1997 at the Decker, Black Butte, and Walnut Creek mines was 5.9, 1.0, and .9 million tons, respectively.

     Revenue.  KCP's total revenue in 1997 was $222 million.
Revenue attributable to the Decker, Black Butte, and Walnut Creek entities was $114 million, $89 million, and $17 million, respectively.

     Under a 1992 mine management agreement, KCP pays a KCG subsidiary an annual fee equal to 30% of KCP's adjusted operating income. The fee in 1997 was $32 million.

     Backlog. At the end of 1997, the backlog of coal to be sold under KCP's long-term contracts was approximately $1.4 billion, based on December 1997 market prices. Of this amount, $213 million is expected to be sold in 1998.

     Reserves. At the end of 1997, KCP's share of assigned coal reserves at Decker, Black Butte, and Walnut Creek was 111, 39, and 31 million tons, respectively. Of these amounts, KCP's share of the committed reserves of Decker, Black Butte, and Walnut Creek was 46, 2, and 23 million tons, respectively. Assigned reserves represent coal that can be mined using KCP's current mining practices. Committed reserves (excluding alternate source coal) represent KCP's maximum contractual amounts. These coal reserve estimates represent total proved and probable reserves.

     Leases. The coal reserves and deposits of the mines are held pursuant to leases with the federal government through the Bureau of Land Management, with two state governments (Montana and Wyoming), and with numerous private parties.

     Competition. The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 1996, KCP's production represented 1.5% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulphur coal. KCP's western coal reserves generally have a low sulphur content (less than one percent) and are currently useful principally as fuel for coal-fired steam-electric generating units.

     KCP's sales of its western coal, like sales by other western coal producers, typically provide for delivery to customers at the mine. A significant portion of the customer's delivered cost of coal is attributable to transportation costs. Most of the coal sold from KCP's western mines is currently shipped by rail to utilities outside Montana and Wyoming. The Decker and Black Butte mines are each served by a single railroad. Many of their western coal competitors are served by two railroads and such competitors' customers often benefit from lower transportation costs because of competition between railroads for coal hauling business. Other western coal producers, particularly those in the Powder River Basin of Wyoming, have lower stripping ratios (that is, the amount of overburden that must be removed in proportion to the amount of minable coal) than the Black Butte and Decker mines, often resulting in lower comparative costs of production. As a result, KCP's production costs per ton of coal at the Black Butte and Decker mines can be as much as four and five times greater than production costs of certain competitors. KCP's production cost disadvantage has contributed to its agreement to amend its long-term contract with Commonwealth Edison Company to provide for delivery of coal from alternate source mines rather than from Black Butte. Because of these cost disadvantages, KCP does not expect that it will be able to enter into long-term coal purchase contracts for Black Butte and Decker production as the current long-term contracts expire. In addition, these cost disadvantages may adversely affect KCP's ability to compete for spot sales in the future.

     Environmental Regulation. The Company is required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses in 1997 was $3.6 million. KCP's share of accrued estimated reclamation costs was $100 million at the end of 1997. The Company does not expect to make significant capital expenditures for environmental compliance in 1998. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors in the mining industry are similarly affected by such laws.

                         CALENERGY COMPANY, INC.

     CalEnergy develops, owns, and operates electric power production facilities, particularly those using geothermal resources, in the United States, the Philippines, and Indonesia. In December 1996, CalEnergy and Level 3 acquired Northern Electric plc, an English electric utility company. CalEnergy is a Delaware corporation formed in 1971 and has its headquarters in Omaha, Nebraska. CalEnergy common stock is traded on the New York, Pacific, and London Stock Exchanges. In 1997, CalEnergy had revenue of $2.3 billion and a net loss of $84 million. At the end of 1997, CalEnergy had total assets of $7.5 billion, debt of $3.5 billion, and stockholders' equity of $1.4 billion.

     At the end of 1997, Level 3 owned approximately 24% of the common stock of CalEnergy. Under generally accepted accounting principles, an investor owning between 20% and 50% of a company's equity, generally uses the equity method. Under the equity method, Level 3 reports its proportionate share of CalEnergy's earnings, even though it has received no dividends from CalEnergy. Level 3 keeps track of the carrying value of its CalEnergy investment. "Carrying value" is the purchase price of the investment, plus the investor's proportionate share of the investee's earnings, less the amortized portion of goodwill, less any dividends paid. At December 27, 1997 the carrying value of Level 3's CalEnergy shares was $337 million. On January 2, 1998, Level 3 sold its entire interest in CalEnergy along with its interests in several development projects and Northern Electric plc. to CalEnergy for approximately $1.16 billion.



                            OTHER BUSINESSES

     SR91 Tollroad. Level 3 has invested $12 million for a 65% equity interest and $4.3 million loan to California Private Transportation Company, L.P. which developed, financed, and currently operates the 91 Express Lanes, a ten mile, four lane tollroad in Orange County, California. The fully automated highway uses an electronic toll collection system and variable pricing to adjust tolls to demand. Capital costs at completion were $130 million, $110 million of which was funded with limited recourse debt. Revenue collected over the 35-year franchise period is used for operating expenses, debt repayment, and profit distributions. The tollroad opened in December 1995 and achieved operating break-even in 1996. Approximately 100,000 customers have registered to use the tollroad and weekday volumes typically exceed 29,000 vehicles per day.

     United Infrastructure Company. UIC was an equal partnership between Kiewit Infrastructure Corp., a wholly owned subsidiary of Level 3, and Bechtel Infrastructure Enterprises, Inc. ("Bechtel"). UIC was formed in 1993 to develop North American infrastructure projects. During 1996, UIC began to focus primarily on water infrastructure projects, principally through U.S. Water, a partnership formed with United Utilities PLC, a U.K. company. As part of the strategic decision to concentrate on its information services business and the Expansion Plan, on December 31, 1997 Level 3 sold its entire interest in UIC to Bechtel for $10 million.

     Kiewit Mutual Fund. Kiewit Mutual Fund, a Delaware business trust and a registered investment company, was formed in 1994. Initially formed to manage the Company's internal investments, shares in Kiewit Mutual Fund are now available for purchase by the general public. The Fund's investors currently include individuals and unrelated companies, as well as Company-affiliated joint ventures, pension plans, and subsidiaries. Kiewit Mutual Fund has six series: Money Market Portfolio, Government Money Market Portfolio, Short-Term Government Portfolio, Intermediate-Term Bond Portfolio, Tax-Exempt Portfolio, and the Equity Portfolio. In February 1997, the Fund adopted a master- feeder structure. Each of the Portfolios invests in a corresponding series of the Kiewit Investment Trust, which now manages the underlying securities holdings. The structure will allow smaller mutual funds and institutional investors to pool their assets with Kiewit Investment Trust, providing lower expense ratios for all participants. The registered investment adviser of Kiewit Investment Trust is Kiewit Investment Management Corp., a subsidiary of Level 3 (60%) and KCG (40%). At the end of 1997, Kiewit Mutual Fund had net assets of $1.3 billion. As part of the strategic decision to concentrate on its information services business and the Expansion Plan, it is anticipated that Level 3 will sell its interest in Kiewit Investment Management Corp. to the Construction Group.

     Other. In February 1997, Level 3 purchased an office building in Aurora, Colorado for $21 million. By investing in real estate, Level 3 defers taxes on a portion of the $40 million of taxable gain otherwise recognizable with respect to the Whitney Benefits litigation settlement in 1995. Level 3 may make additional real estate investments in 1998 with a view toward deferring the balance of that taxable gain. Level 3 has also made investments in several development-stage companies, but does not expect earnings from these companies in 1998.

                           GENERAL INFORMATION

     Year 2000. The Company. The Company has conducted a review of its computer systems to identify those systems that could be affected by the "Year 2000" computer issue, and has developed and is implementing a plan to resolve the issue. The Year 2000 issue results from computer programs written with date fields of two digits, rather than four digits, thus resulting in the inability of the computer programs to distinguish between the year 1900 and 2000.

     The Company expects that its Year 2000 compliance project will be completed before the Year 2000 date change. During the execution of this project, the Company has and will continue to incur internal staff costs as well as consulting and other expenses. These costs will be expensed, as incurred, in compliance with GAAP. The expenses associated with this project, as well as the related potential effect on the Company's earnings is not expected to have a material effect on its future operating results or financial condition. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

     PKSIS. PKS Computer Services, Inc., the computer outsourcing subsidiary of PKSIS, has developed a comprehensive approach to address the potential operational risks associated with the Year 2000, and began to implement remediation plans in 1997. As part of its plans PKS Computer Services is: working with its key suppliers to verify their operational viability through the Year 2000; reviewing building infrastructure components that may be affected by the Year 2000 issue, which components include fire alarms systems, security systems, and automated building controls; identifying hardware inventories that are affected by date logic that is not Year 2000 compliant, which hardware includes mainframe computers, mid-range computers, micro-computers, and network hardware. To the extent that vendors identify items that are not Year 2000 compliant, PKS Computer Services will work with the hardware vendor to develop a plan that will enable continuous operations through the Year 2000.

     PKS Computer Services is responsible for providing an operating environment in which its customers applications are run. As a result, PKS Computer Services will confirm the system software inventories that it is responsible for managing. PKS Computer Services will then develop a plan with each of its customers that indicate that they intend to be customers in the year 2000 to provide for Year 2000 compliance.

     PKS Computer Services believes that many of the required changes for hardware and operating environments will be included in the costs that are incurred for annual maintenance.

     PKS Systems Integration LLC provides a wide variety of information technology services to its customers. In fiscal year 1997 approximately 80% of the revenue generated by PKSIS related to projects involving Year 2000 assessment and renovation services performed by PKS Systems Integration for its customers. These contracts generally require PKS Systems Integration to identify date affected fields in certain application software of its customers and, in many cases, PKS Systems Integration undertakes efforts to remediate those date-affected fields so that the applicable applications are able to process date-related information occurring on or before the Year 2000. Thus, Year 2000 issues affect many of the services PKS Systems Integration provides to its customers. This exposes PKS Systems Integration to potential risks that may include problems with services provided by PKS Systems Integration to its customers and the potential for claims arising under PKS Systems Integration customer contracts. PKS Systems Integration attempts to contractually limit its exposure to liability for Year 2000 compliance issues. However, there can be no assurance as to the effectiveness of such contractual limitations.

     The expenses associated with this project by PKSIS, as well as the related potential effect on PKSIS's earnings is not expected to have a material effect on its future operating results or financial condition. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of PKSIS as a result of the Year 2000 problem will not materially and adversely affect PKSIS and its business.

     Environmental Protection. Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

     Employees. At the end of 1997, the Company and its majority-owned subsidiaries employed approximately 17,700 people
- 16,200 in construction and materials operations, 500 by coal mining companies, 800 at PKSIS, and 200 in corporate and Level 3 positions. This does not include the employees of the C-TEC Companies.

ITEM 2.           PROPERTIES.

     The properties used in the construction segment are described under a separate heading in Item 1 above. Properties relating to the Company's coal mining segment are described as part of the general business description of the coal mining business. Level 3 has announced that it has acquired 46 acres in the Northwest corner of the Interlocken office park and will build a campus facility that is expected to eventually encompass over 500,000 square feet of office space. Interlocken is located within the City of Broomfield, Colorado, and within Boulder County, Colorado. It is anticipated that the first phase of this facility will be constructed by the end of June 1999. In addition, Level 3 has leased approximately 50,000 square feet of temporary office space in Louisville, Colorado to allow for the relocation of the majority of its employees (other than those of PKSIS) while its permanent facilities are under construction.
The Company considers its properties to be adequate for its present and foreseeable requirements.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

     At a special meeting of stockholders held on December 8, 1997, the following matters were submitted to a vote.

      1. Ratification of the decision of the PKS Board to separate the construction business of PKS and the diversified business of PKS into two independent companies through the declaration of a dividend of eight-tenths of one share of newly created Class R Convertible Common Stock, par value $.01 per share ("Class R stock"), of PKS with respect to each outstanding share of Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock, par value $.0625 per share ("Class C stock"), of PKS, and mandatory exchange of each outstanding share of Class C stock for one outstanding share of Common Stock, par value $.01 per share, of PKS Holdings, Inc. (collectively, the "Transaction").

                         Class C stock            Class D stock

  Affirmative votes:        9,031,714              21,673,495

  Negative votes:              30,926                 185,412

  Abstentions:                 11,020                  64,227

      2. Approval of amendments to the PKS Certificate (the "Initial Certificate Amendments"), to: (i) create the Class R Stock to be distributed in the Transaction; (ii) increase from 50,000,000 to 500,000,000 the number of shares of Class D Diversified Group Convertible Exchangeable Common Stock, par value $.0625 per share ("Class D stock"), which PKS is authorized to issue; (iii) designate 10 shares of Class D stock as "Class D Stock, Non-Redeemable Series"; and (iv) eliminate the requirement that the Certificate of Incorporation of PKS Holdings as in effect at the time of the Share Exchange be substantially similar to the PKS Certificate.


                         Class C stock             Class D stock

  Affirmative votes:       9,030,927                21,735,628

  Negative votes:             28,676                   147,676

  Abstentions:                14,057                    39,830

      3. Approval of amendments to the PKS Certificate to be effected only if the Transaction is consummated, to: (i) redesignate Class D stock as "Common Stock, par value $.01 per share", and Class D Stock, Non-Redeemable Series as "Common Stock, Non-Redeemable Series"; (ii) authorize the issuance of series of preferred stock, the terms of which are to be determined by the board of directors; (iii) modify the repurchase rights to which the holders of Class D stock are entitled; (iv) delete the provisions regarding Class C stock; (v) classify the board of directors; (vi) prohibit stockholder action by written consent; (vii) empower the board of directors, exclusively, to call special meetings of the stockholders; (viii) require a supermajority vote of stockholders to amend the by-laws; and (ix) make certain other non-substantive changes consistent with the implementation of the foregoing.

                               Class C stock       Class D stock

          Affirmative votes:       9,011,554          21,472,115

          Negative votes:             30,696             381,726

          Abstentions:                31,410              69,293

      4.  Approval of the amendment and restatement of the Peter
Kiewit Sons', Inc. 1995 Class D stock Plan.

                               Class C stock       Class D stock

          Affirmative votes:       8,958,084          21,268,757

          Negative votes:             70,566             536,914

          Abstentions:                45,010             117,463

            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below shows information as of March 15, 1998 about each director and executive officer of the Company, including his business experience during the past five years. The Company's directors and officers are elected annually and each was elected on June 7, 1997 to serve until his successor is elected and qualified or until his death, resignation or removal.

Name                 Business Experience          Age     PKS Director Since

Walter Scott, Jr.*   Chairman of the Board and    66     09/27/79- Chairman
                     President, PKS (for more            04/22/64- Director
                     than the past five years);
                     also a director of Berkshire
                     Hathaway, Inc., Burlington
                     Resources, Inc., CalEnergy,
                     ConAgra, Inc., Commonwealth
                     Telephone Enterprises, Inc.,
                     RCN Corporation, U.S. Bancorp
                     and Valmont Industries, Inc.

Peter Kiewit, Jr.    Attorney, of counsel to the   71       01/13/66
                     law firm of Gallagher &
                     Kennedy of Phoenix, Arizona
                     (for more than the past five
                     years)

William L. Grewcock* Vice Chairman, PKS (for more  72       01/11/68
                     than the past five years)

Robert B. Daugherty  Director (and formerly        75       01/08/86
                     Chairman of the Board and
                     Chief Executive Officer)
                     Valmont Industries, Inc.
                     (for more than the past
                     five years)

Charles M. Harper    Former Chairman of the        69       01/08/86
                     Board and Chief Executive
                     Officer of RJR Nabisco
                     Holdings Corp. Currently
                     a director (and formerly
                     Chairman of the Board and
                     Chief Executive Officer)
                     of ConAgra, Inc. and also
                     a director of E.I. DuPont
                     de Nemours and Company,
                     Norwest Corp. and Valmont
                     Industries, Inc.

Kenneth E. Stinson*  Executive Vice President,    55        01/07/87
                     PKS (for more than the
                     past five years); Chairman
                     since 1993) and CEO (since
                     1992), KCG; also a director
                     of ConAgra, Inc. and Valmont
                     Industries, Inc.

Richard Geary*       Executive Vice President,    62        04/29/88
                     KCG; President of Kiewit
                     Pacific Co., a KCG
                     construction subsidiary
                     (for more than the past five years)

George B. Toll, Jr.* Executive Vice President,    61        06/05/93
                     KCG (since 1994); Vice
                     President, Kiewit
                     Pacific Co., a KCG
                     construction subsidiary
                     (1992-1994)

James Q. Crowe*      President and Chief          48        06/05/93
                     Executive Officer,
                     Level 3 (since August 1,
                     1997); Chairman of the
                     Board, WorldCom, Inc., an
                     International
                     telecommunications company
                     (January 1997-July 1997);
                     Chairman of the Board, MFS
                     Communications Company, Inc.,
                     an international
                     telecommunications company
                     (1992-1996) (MFS was a
                     Diversified Group subsidiary
                     until 1995); also a director
                     of Commonwealth Telephone
                     Enterprises, Inc., RCN
                     Corporation, and InaCom
                     Communications, Inc.

Richard R. Jaros     Executive Vice President     46       06/05/93
                     (1993-1997) and Chief
                     Financial Officer (1995-1997),
                     PKS; President of Level 3
                     (1996-1997); President and
                     COO of CalEnergy (1992-1993);
                     also a director of CalEnergy,
                     Commonwealth Telephone
                     Enterprises, Inc., RCN
                     Corporation and WorldCom, Inc.

Richard W. Colf*     Vice President, Kiewit       54        06/03/95
                     Pacific Co., a KCG
                     construction subsidiary
                     (for more than the past
                     five years)

Bruce E. Grewcock*   Executive Vice President,    44        06/04/94
                     KCG (since 1996); Chairman
                     (since 1996), President
                     (1992-1996) and Sr. Vice
                     President (1992) of Kiewit
                     Mining Group Inc.; also a
                     director of Kinross Gold
                     Corporation

Tait P. Johnson*     President, Gilbert           48        06/03/95
                     Industrial Corporation, a
                     KCG construction subsidiary
                     (for more than the past five
                     years); President (1992-1996),
                     Gilbert Southern Corp., a KCG
                     construction subsidiary

Allan K. Kirkwood*   Senior Vice President,       54         06/07/97
                     Kiewit Pacific Co., a KCG
                     construction subsidiary
                     (for more than the past
                     five years)

     Identified by asterisks are the ten persons currently serving as executive officers of PKS. Executive officers are those directors who are employed by PKS or its subsidiaries.
Bruce E. Grewcock is the son of William L. Grewcock.

     The PKS Board has an Audit Committee, a Compensation
Committee and an Executive Committee.

     The Audit Committee members are Messrs. Johnson, Kirkwood and Kiewit. The functions of the Audit Committee are to recommend the selection of the independent auditors; review the results of the annual audit; inquire into important internal control, accounting and financial matters; and report and make recommendations to the full PKS Board. The Audit Committee had four meetings in 1997.

     The Compensation Committee members are Messrs. Daugherty, Harper, and Kiewit, none of whom are employees of PKS. This committee reviews the compensation of the executive officers of PKS. This committee has also assumed the functions of the former Management Compensation Committee, the purpose of which was to review the compensation, securities ownership, and benefits of the employees of PKS other than its executive officers. The Compensation Committee had one formal meeting in 1997.

     The Executive Committee members are Messrs. Scott (Chairman), William Grewcock, Stinson, and Crowe. This committee exercises the powers of the PKS Board between meetings of the PKS Board, except powers assigned to other committees. During 1997, the Executive Committee had no formal meetings, acted by written consent action in lieu of a meeting on two occasions, and had several informal meetings.

     PKS does not have a nominating committee. The PKS Certificate provides that the incumbent directors elected by holders of Class C Stock may nominate a slate of Class C directors to be elected by holders of Class C Stock and the incumbent directors elected by holders of Class D Stock may nominate a slate of directors to be elected by holders of Class D Stock, for election at the annual meeting of stockholders.

     The PKS Board had six formal meetings in 1997 and acted by written consent action on six occasions. In 1997, no director attended less than 75% of the meetings of the PKS Board and the committees of which he was a member.

     Directors who are employees of PKS or its subsidiaries do not receive directors' fees. Non-employee directors are paid annual directors' fees of $30,000, plus $1,200 for attending each meeting of the PKS Board, and $1,200 for attending each meeting of a committee of the PKS Board.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Market Information. As of December 27, 1997, the Company's common stock is not listed on any national securities exchange or the Nasdaq National Market. However, the Class D stock is currently quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board. During the fourth quarter of 1997, the only quarter during which this trading occurred, the range of the high and low bid information for the Class D stock was $24.60 to $29.00. The Company has announced that the common stock of Level 3 Communications, Inc. (renamed from Peter Kiewit Sons', Inc. in connection with the Transaction) will begin trading on the Nasdaq National Market on April 1, 1998.

     Company Repurchase Duty. Pursuant to the current terms of the PKS Certificate, the Company is generally required to repurchase shares at a formula price upon demand. Under the PKS Certificate effective January 1992, the Company has three classes of common stock: Class B Construction & Mining Group Nonvoting Restricted Redeemable Convertible Exchangeable Common Stock ("Class B"), Class C stock, and Class D stock. There are no outstanding Class B stock; the last Class B stock were converted into Class D stock on January 1, 1997. Class C stock can be issued only to Company employees and can be resold only to the Company at a formula price based on the year-end book value of the Construction Group. The Company is generally required to repurchase Class C stock for cash upon stockholder demand. Class D stock has a formula price based on the year-end book value of the Diversified Group. The Company must generally repurchase Class D stock for cash upon stockholder demand at the formula price, unless the Class D stock become publicly traded.

     Formula values. The formula price of the Class D stock is based on the book value of Level 3 and its subsidiaries, plus one-half of the book value, on a stand-alone basis, of the parent company, PKS. The formula price of the Class C stock is based on the book value of the Construction Group and its subsidiaries, plus one-half of the book value of the unconsolidated parent company. A significant element of the Class C formula price is the subtraction of the book value of property, plant, and equipment used in construction activities ($122 million in 1997).

     Conversion. Under the PKS Certificate, Class C stock is convertible into Class D stock at the end of each year. Between October 15 and December 15 of each year a Class C stockholder may elect to convert some or all of his or her shares. Conversion occurs on the following January 1. The conversion ratio is the relative formula prices of Class C and Class D stock determined as of the last Saturday in December, that is, the last day in the Company's fiscal year. Class D stock may be converted into Class C stock only as part of an annual offering of Class C stock to employees. Instead of purchasing the offered shares for cash, an employee owning Class D stock may convert such shares into Class C stock at the applicable conversion ratio.

     Restrictions. Ownership of Class C stock is generally restricted to active Company employees. Upon retirement, termination of employment, or death, Class C stock must be resold to the Company at the applicable formula price, but may be converted into Class D stock if the terminating event occurs during the annual conversion period. Class D stock is not subject to ownership or transfer restrictions.

     Dividends and Prices. During 1996 and 1997 the Company declared or paid the following dividends on its common stock.
The table also shows the stock price after each dividend payment or other valuation event.

Dividend                       Dividend
Declared        Dividend Paid  Per Share  Class Price Adjusted   Stock Price
Oct. 27, 1995   Jan. 5, 1996    $0.60     C     Dec. 30, 1995     $32.40
Apr. 26, 1996   May 1, 1996      0.60     C     May 1, 1996        31.80
Oct. 25, 1996   Jan. 4, 1997     0.70     C     Dec. 28, 1996      40.70
Apr. 23, 1997   May 1, 1997      0.70     C     May 1, 1997        40.00
Oct. 22, 1997   Jan. 5, 1998     0.80     C     Dec. 27, 1997      51.20
Oct. 27, 1995   Jan. 5, 1996     0.50     D     Dec. 30, 1995       9.90*
Oct. 25, 1996   Jan. 4, 1997     0.50     D     Dec. 28, 1996      10.85*
                                          D     Dec. 27, 1997      11.65*

* All stock prices for the Class D stock reflect a dividend of four shares of Class D stock for each outstanding share of Class
D stock that was effective on December 26, 1997.

     The Company's current dividend policy is to pay a regular dividend on Class C stock of about 15% to 20% of the prior year's ordinary earnings of the Construction Group, with any special dividends to be based on extraordinary earnings. Although the PKS Board announced in August 1993 that the Company did not intend to pay regular dividends on Class D stock for the foreseeable future, the PKS Board declared a special dividend of $0.50 per share of Class D stock in both October 1995 and 1996.

     A dividend of 4 shares of Class D Stock for each share of Class D Stock was effected on December 26, 1997.

     Stockholders. On March 15, 1998, and after giving effect to a dividend of 4 shares of Class D Stock for each outstanding share of Class D stock effected on December 26, 1997, the Company had the following numbers of stockholders and outstanding shares for each class of its common stock:

     Class of Stock     Stockholders    Shares Outstanding
           B                 -                 -
           C                996             7,681,020
           D               2,121           146,943,752

     Recent Sales of Unregistered Securities. On April 1, 1997, the Company sold 10,000 shares of Class D stock to Charles Harper and Robert Daugherty and 8,000 shares of Class D stock to Peter Kiewit Jr. at a sale price of $49.50 per share. Each of Messrs Harper, Daugherty and Kiewit are members of the PKS Board of Directors. The sale was effected pursuant to an exemption from registration under the Securities Act of 1933 contained in
Section 4(2) of such Act.



ITEM 6.  SELECTED FINANCIAL DATA.

                    PETER KIEWIT SONS', INC.
               SELECTED CONSOLIDATED FINANCIAL DATA

 The Selected Financial Data of Peter Kiewit Sons', Inc., the Kiewit Construction & Mining Group ("C Stock") and the
Diversified Group ("D Stock") appear below and on the next two pages. The consolidated data of PKS are presented below with the exception of per common share data which is presented in the Selected Financial Data of the respective Groups.

(dollars in millions,                        Fiscal Year Ended
 except per share amounts)          1997    1996    1995    1994    1993

Results of Operations:
 Revenue (1)                     $   332  $  652  $  580  $  537   $  267
 Earnings from continuing
  operations                          83     104     126      28      174
 Net earnings (2)                    248     221     244     110      261

Financial Position:
 Total assets (1)                  2,779   3,066   2,945   4,048    3,236
 Current portion of
  long-term debt (1)                   3      57      40      30       11
 Long-term debt, less
  current portion (1)                137     320     361     899      452
 Stockholders' equity (3)          2,230   1,819   1,607   1,736    1,671


(1)  In October 1993, the Company acquired 35% of the outstanding shares  of  C-TEC  Corporation that had 57% of  the  available
   voting  rights.   On December 28, 1996 the Company  owned  48%
   of the outstanding shares and 62% of the voting rights.

  As a result of the C-TEC restructuring, the Company owns less than 50% of the outstanding shares and voting rights of the three entities, and therefore accounted for each entity using the equity method in 1997. The Company consolidated C-TEC from 1993 through 1996.

  The  financial  position and results of  operations  of  Kiewit
   Construction   &  Mining   Group  have  been   classified   as
   discontinued operations due to the pending spin-off from Peter Kiewit Sons', Inc.

 In  September  1995, the Company dividended  its  investment  in
   MFS to Class D shareholders. MFS' results of operations have been classified as a single line item on the statements of earnings. MFS is consolidated in the 1993 and 1994 balance sheets.

 In  January  1994,  MFS, issued $500 million  of  9.375%  Senior
   Discount Notes.

  In September 1997, Level 3 agreed to sell its energy segment to CalEnergy Company, Inc. The transaction closed on January 2,
   1998.

(2) In 1993, through two public offerings, the Company sold 29% of its subsidiary, MFS, resulting in a $137 million after-tax gain. In 1995 and 1994, additional MFS stock transactions resulted in $2 million and $35 million after-tax gains to the Company and reduced its ownership in MFS to 66% and 67%.

(3)  The  aggregate redemption value of common stock at December
    27, 1997 was $2.1 billion.


               KIEWIT CONSTRUCTION & MINING GROUP
                   SELECTED FINANCIAL DATA


The following selected financial data for each of the years in the period 1993 to 1997 have been derived from audited financial statements. The historical financial information for the Kiewit Construction & Mining and Diversified Groups supplements the consolidated financial information of PKS and, taken together, includes all accounts which comprise the corresponding consolidated financial information of PKS.


(dollars in millions,                           Fiscal Year Ended
 except per share amounts)          1997      1996    1995    1994     1993

Results of Operations:
 Revenue                          $ 2,764   $ 2,303 $ 2,330 $ 2,175  $ 1,783
 Net earnings                         155       108     104      77       80

Per Common Share:
 Net earnings
  Basic                             15.99     10.13    7.78    4.92     4.63
  Diluted                           15.35      9.76    7.62    4.86     4.59
 Dividends (1)                       1.50      1.30    1.05    0.90     0.70
 Stock price (2)                    51.20     40.70   32.40   25.55    22.35
 Book value                         64.38     51.02   42.90   31.39    27.43

Financial Position:
 Total assets                       1,341     1,038     976     967      889
 Current portion of
  long-term debt                        5         -       2       3        4
 Long-term debt, less
  current portion                      22        12       9       9       10
 Stockholders' equity (3)             652       562     467     505      480



 (1) The  1997, 1996, 1995, 1994 and 1993 dividends include $.80,
      $.70, $.60, $.45 and $.40 for dividends declared in 1997, 1996, 1995, 1994 and 1993, respectively, but paid in January of the subsequent year.

 (2) Pursuant to the Certificate of Incorporation, the stock price calculation is computed annually at the end of the fiscal year.

 (3) Ownership of the Class C Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the stock. PKS is generally committed to purchase all Class C Stock at the amount computed, when put to PKS by a stockholder, pursuant to the Certificate of Incorporation. The aggregate redemption value of the Class C Stock at December 27, 1997 was $527 million.



                        DIVERSIFIED GROUP
                     SELECTED FINANCIAL DATA

  The following selected financial data for each of the years in the period 1993 to 1997 have been derived from audited financial statements. The historical financial information for the Diversified Group and Kiewit Construction & Mining Group supplements the consolidated financial information of PKS and, taken together, includes all accounts which comprise the corresponding consolidated financial information of PKS.

(dollars in millions,                         Fiscal Year Ended
 except per share amounts)                 1997    1996    1995    1994    1993

Results of Operations:
 Revenue (1)                             $  332  $  652  $  580  $  537  $  267
 Earnings from continuing operations         83     104     126      28     174
 Net earnings (2)                            93     113     140      33     181

Per Common Share:
 Earnings from continuing operations
  Basic                                     .66     .90    1.17     .27    1.74
  Diluted                                   .66     .90    1.17     .27    1.74
 Net earnings
  Basic                                     .74     .97    1.29    1.32    1.82
  Diluted                                   .74     .97    1.29    1.32    1.81
 Dividends (3)                                -     .10     .10       -     .10
 Stock price (4)                          11.65   10.85    9.90   12.05   11.88
 Book value                               11.65   10.85    9.90   12.07   11.90

Financial Position:
 Total assets (1)                         2,127   2,504   2,478   3,543   2,756
 Current portion of long-term debt (1)        3      57      40      30      11
 Long-term debt,less current portion (1)    137     320     361     899    452
 Stockholders' equity (5)                 1,578   1,257   1,140   1,231  1,191


(1) In October 1993, the Group acquired 35% of the outstanding shares of C-TEC Corporation that had 57% of the available voting rights. At December 28, 1996, the Group owned 48% of the outstanding shares and 62% of the voting rights.

  As  a  result of the C-TEC restructuring, the Group  owns  less than 50% of the outstanding shares and voting rights of each of the three entities, and therefore accounted for each entity using the equity method in 1997. The Company consolidated C-TEC from 1993 to 1996.

 In September 1995, the Group dividended its investment in MFS to Class D shareholders. MFS' results of operations have been classified as a single line item on the statements of earnings. MFS is consolidated in the 1993 and 1994 balance sheets.

 In  January  1994,  MFS  issued $500 million  of  9.375%  Senior
   Discount Notes.

  In September 1997, the Group agreed to sell its energy segment to CalEnergy Company, Inc. The transaction closed on January
   2, 1998.

(2) In 1993, through two public offerings, the Group sold 29% of MFS, resulting in a $137 million after-tax gain. In 1995 and 1994, additional MFS stock transactions resulted in $2 million and $35 million after-tax gains to the Group and reduced its ownership in MFS to 66% and 67%.

(3)  The  1996,  1995  and  1993   dividends  include   $.10  for
   dividends  declared   in  1996, 1995  and  1993  but  paid  in
   January of the subsequent year.

(4) Pursuant to the Certificate of Incorporation, the stock price
   calculation is computed   annually at  the end of  the  fiscal
   year.

(5) Unless Class D Stock becomes publicly traded, PKS is generally committed to purchase all Class D Stock at the amount computed, in accordance with the Certificate of
   Incorporation, when put to PKS by a stockholder. The aggregate redemption value of the Class D Stock at December 27, 1997 was $1,578 million.



ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALLYSIS  OF  FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

 This  item contains information about Peter Kiewit  Sons',  Inc.
(the   "Company")  as  a  whole.   Separate  reports   containing
management's discussion and analysis of financial condition and results of operations for the Kiewit Construction & Mining Group and Diversified Group have been filed as Exhibits 99.A and 99.B to this Form 10-K. A copy of Exhibit 99.A will be furnished without charge upon the written request of a stockholder addressed to: Stock Registrar, Peter Kiewit Sons',
Inc., 1000 Kiewit Plaza, Omaha, Nebraska 68131. Exhibit 99.B can be obtained by contacting Investor Relations, Level 3 Communications, Inc., 3555 Farnam Street, Omaha, Nebraska 68131.

 The following discussion of Results of Operations should be read in conjunction with the segment information contained in
Note 13 of the Consolidated Financial Statements.

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

          Results of Operations 1997 vs. 1996

   Coal Mining. Revenue from the Group's coal mines declined 5% in 1997 compared to 1996. Alternate source coal revenue declined by $16 million in 1997. The mine's primary customer, Commonwealth Edison, accelerated its contractual commitments in 1996 for alternate source, thus reducing its obligations in 1997. In addition to the decline in tonnage shipped, the price of coal sold to Commonwealth declined 1%. Revenue attributable to other contracts increased by approximately $4 million. The actual amount of coal shipped to these customers increased 5% in 1997, but the price at which it was sold was 4% lower than 1996.

   Margin, as a percentage of revenue, declined 11% from 1996 to 1997. Margins in 1996 were higher than normal due to the additional high margin alternate source coal sold to Commonwealth in 1996 and the refund of premiums from a captive insurance company that insured against black lung disease. The decline in Commonwealth shipments and an overall decline in average selling price, adversely affected the results for 1997. If current market conditions continue, the Group expects a decline in coal revenue and earnings after 1998 as certain long-term contracts begin to expire.

   Information Services. Revenue increased by 126% to $94 million in 1997 from $42 million in 1996. Revenue from computer outsourcing services increased 20% to $49 million in 1997 from $41 million in 1996. The increase was due to new computer outsourcing contracts signed in 1997. Revenue for systems integration grew to $45 million in 1997 from less than $1 million in 1996. Strong demand for Year 2000 renovation services fueled the growth for systems integration's revenues.

 Margin, as a percent of revenue, decreased to 28% in 1997 from 41% in 1996 for the computer outsourcing business. The reduction of the gross margin was due to up-front migration costs associated with new contracts and significant increases in personnel costs due to the tightening supply of computer professionals. Gross margin for the systems integration business was approximately 40% in 1997. A comparison to 1996 gross margin is not meaningful due to the start-up nature of the business.

    General  and  Administrative  Expenses.    Excluding   C-TEC,
general and administrative expenses increased 20% to $114 million
in  1997.   The  increase  was primarily attributable  to  a  $41
million increase in the information services business' general and administrative expenses. The majority of the increase is attributable to additional compensation expense that was incurred due to the conversion of a subsidiary's option and SAR plans to the Class D Stock option plan. The remainder of the increase relates to the increased expenses for new sales offices established in 1997 for the systems integration business and the additional personnel hired in 1997 to implement the expansion plan.

   Exclusive of the information services business, general and administrative expenses decreased 26% to $62 million in 1997. A decrease in professional services and the mine management fees were partially offset by increased compensation expense. Due to the favorable resolution of certain environmental and legal matters, costs that were previously accrued for these issues were reversed in 1997. Partially offsetting this reduction were legal, tax and consulting expenses associated with the CalEnergy transaction and the separation of the Construction and Mining Group and Diversified Group.

   Equity Losses. The losses for the Group's equity investments increased from $9 million in 1996 to $43 million in 1997. Had the C-TEC entities been accounted for using the equity method in 1996, the losses would have increased to $13 million. The expenses associated with the deployment and marketing of the advanced fiber networks in New York, Boston and Washington D.C., and the costs incurred in connection with the buyout of a marketing contract with minority shareholders are primarily responsible for the increase in equity losses attributable to RCN from $6 million in 1996 to $26 million in 1997. The Group's share of Cable Michigan's losses decreased to $6 million in 1997 from $8 million in 1996. This improvement is attributable to the gains recognized on the sale of Cable Michigan's Florida cable systems. Commonwealth Telephone's earnings were consistent with that of 1996. The Group recorded equity earnings of $9 million in each year attributable to Commonwealth Telephone. The Group also recorded equity losses attributable to several developing businesses.

   Investment Income. Investment income increased 7% in 1997 after excluding C-TEC's $14 million of investment income in 1996. Gains recognized on the sale of marketable securities, primarily within the Kiewit Mutual Fund ("KMF"), increased from $3 million in 1996 to $9 million in 1997. In 1997, KMF repositioned the securities within its portfolios to more closely track the overall market. Partially offsetting these additional gains was a decline in interest income due to an overall reduction of yield earned by the KMF portfolios.

   Interest Expense. Interest expense increased significantly in 1997 after excluding $28 million of interest attributable to C-TEC in 1996. CPTC, the owner-operator of a privatized tollroad in California, incurred interest costs of approximately $9 million and $11 million in 1996 and 1997. In 1996, interest of $5 million was capitalized due to the construction of the tollroad. Construction was completed in August 1996, and all interest incurred subsequent to that date was charged against earnings. Interest associated with the financing of the Aurora, Colorado property of $1 million, also contributed to the increase in interest expense.

   Other Income. Other income in 1996 includes $2 million of other expenses attributable to C-TEC. Excluding these losses, other income declined from $8 million in 1996 to $1 million in 1997. The absence of gains on the sale of timberland properties and other assets, which accounted for $6 million of income in 1996, is responsible for the decline.

 Income Tax (Provision) Benefit. The effective income tax rate for 1997 is less than the expected statutory rate of 35% due primarily to prior year tax adjustments, partially offset by the effect of nondeductible compensation expense associated with the conversion of the information services option and SAR plans to the Class D Stock plan. In 1996, the effective rate was also lower than the statutory rate due to prior year tax adjustments. These adjustments were partially offset by nondeductible costs associated with goodwill amortization and taxes on foreign operations. In 1997 and 1996, the Group settled a number of disputed tax issues related to prior years that have been included in prior year tax adjustments.

 Discontinued Operations - Construction. The Construction and Mining Group's operations can be separated into two components; construction and materials. Construction revenues increased $414 million during 1997 compared to 1996. The consolidation of ME Holding Inc. (due to the increase in ownership from 49% to 80%) ("ME Holding") contributed $261 million, almost two-thirds of the increase. In addition to ME Holding several large projects and joint ventures became fully mobilized during the latter part of the year and were well into the "peak" construction phase.

 Material revenues increased 19% to $290 million in 1997 from $243 million in 1996. The acquisition of additional plant sites accounts for 22% of the increase in sales. The remaining increase was a result of the strong market for material products in Arizona. This raised sales volume from existing plant sites and allowed for slightly higher selling prices. The inclusion of $10 million of revenues from the Oak Mountain facility in Alabama also contributed to the increase.

 Construction margins increased to 13% of revenue in 1997 as compared to 10% in 1996. The favorable resolution of project uncertainties, several change order settlements, and cost savings or early completion bonuses received during the year contributed to this increase.

 Material margins decreased from 10% of revenue in 1996 to 4% in 1997. Losses at the Oak Mountain facility in Alabama were the source of the decrease. The materials margins from sources other than Oak Mountain remained stable as higher unit sales and selling prices were offset by increases in raw materials costs.

 General and administrative expenses of the Construction Group increased 11% in 1997 after deducting $17 million of expenses attributable to ME Holding. Compensation and profit sharing expenses increased $9 million and $2 million, respectively, from 1996. The increase in these costs is a direct result of higher construction earnings.

 The  effective  income  tax  rates in  1997  and  1996  for  the
Construction Group differ from the expected statutory rate of 35%
primarily  due  to  state  income  taxes  and  prior   year   tax
adjustments.

   Discontinued Operations - Energy. Income from discontinued operations increased to $29 million in 1997 from $9 million in 1996. The acquisition of Northern Electric, plc. in late 1996 and the commencement of operations at the Mahanagdong geothermal facility in July, 1997 were the primary factors that resulted in the increase.

   In October 1997, CalEnergy sold approximately 19.1 million shares of its common stock. This sale reduced the Group's ownership in CalEnergy to approximately 24% but increased its proportionate share of CalEnergy's equity. It is the Group's policy to recognize gains or losses on the sale of stock by its
investees.    The  Group  recognized  an  after-tax   gain   of
approximately $44 million from transactions in CalEnergy stock in the fourth quarter of 1997.

   On July 2, 1997, the Labour Party in the United Kingdom announced the details of its proposed "Windfall Tax" to be levied against privatized British utilities. This one-time tax is 23% of the difference between the value of Northern Electric, plc. at the time of privatization and the utility's current value based on profits over a period of up to four years. CE Electric recorded an extraordinary charge of approximately $194 million when the tax was enacted in July, 1997. The total after-tax impact to Level 3, directly through its investment in CE Electric and indirectly through its interest in CalEnergy, was $63 million.


               Results of Operations 1996 vs. 1995


 Coal Mining. Revenue and net earnings improved primarily due to increased alternate source tons sold to Commonwealth Edison Company in 1996 and the liquidation of a captive insurance company which insured against black lung disease. Upon liquidation, the Group received a refund of premiums paid plus interest in excess of reserves established by the Group for this liability. Since 1993, the amended contract with Commonwealth provided that delivery commitments would be satisfied with coal produced by unaffiliated mines in the Powder River Basin in Wyoming. Coal produced at the Group's mines did not change significantly from 1995 levels

 Information Services. Revenue increased 17% to $42 million in 1996 from $36 million in 1995. The increase was primarily due to new computer outsourcing contracts signed in 1996. Less than $1 million of revenue was generated by the operations of the new systems integration business, started in February, 1996.

 Margin, as a percent of revenue, for the outsourcing business decreased to 41% in 1996 from 45% in 1995. The reduction of the margin was primarily due to up-front migration costs for new customers which were recognized as an expense when incurred.

 Telecommunications. Revenue for the telecommunications segment increased 13% to $367 million for fiscal 1996. C-TEC's telephone group's $10 million, or 8%, increase in sales and C-TEC's cable group's $33 million or 26% increase in revenue were the primary contributors to the improved results. The increase in telephone group revenue is due to higher intrastate access revenue from the growth in access minutes, an increase of 13,000 access lines, and higher internet access and video conferencing sales. Cable group revenue increased primarily due to higher average subscribers and the effects of rate increases in April 1995 and February 1996. Subscriber counts increased primarily due to the acquisition of Pennsylvania Cable Systems, formerly Twin County Trans Video, Inc., in September 1995, and the consolidation of Mercom, Inc. since August 1995. Pennsylvania Cable Systems and Mercom account for $23 million of the increase in cable revenue in 1996.

 The 1996 operating expenses for the telecommunications business increased $38 million or 18% compared to 1995. The telephone group experienced a 9% increase in expenses and the cable group's costs increased 31%. The increase for the telephone group was primarily attributable to higher payroll expenses resulting from additional personnel, wage increases and higher overtime. Also contributing to the increase, were fees associated with the internet access services and consulting services for a variety of regulatory and operational matters. The cable group's increase was due to increased depreciation, amortization and compensation expenses associated with the acquisition of Pennsylvania Cable Systems and the consolidation of Mercom's operations. Also contributing to the higher costs were rate increases for existing programming and the costs for additional programming.

 General and Administrative Expenses. General and administrative expenses declined 5% to $181 million in 1996. Decreases in expenses associated with legal and environmental matters were partially offset by higher mine management fees paid to the Construction & Mining Group, the costs attributable to C-TEC and the opening of the SR91 toll road. C-TEC's corporate overhead and other costs increased approximately 13% in 1996. This increase is attributable to costs associated with the development of the RCN business in New York and Boston, the acquisition of Pennsylvania Cable Systems, the consolidation of Mercom and the investigation of the feasibility of various restructuring alternatives.

 Equity Earnings, net. Losses attributable to the Group's equity investments increased to $9 million in 1996 from $5 million in 1995. The additional losses were attributable to an enterprise engaged in the renewable fuels business and to C-TEC's investment in MegaCable S.A. de C.F., Mexico's second largest cable television operator.

 Investment Income, net. Investment income increased 24% in 1996 compared to 1995. Increased gains on the sale of marketable and equity securities and interest income were partially offset by a slight decline in dividend income.

 Interest Expense, net. Interest expense in 1996 increased 43% compared to 1995. The increase was primarily due to interest on the CPTC debt that was capitalized through July 1996, and C-TEC's redeemable preferred stock, issued in the Pennsylvania Cable Systems acquisition, that began accruing interest in 1996.

 Gain  on Subsidiary's Stock Transactions, net.  The issuance  of
MFS stock for acquisitions by MFS and the exercise of MFS employee stock options resulted in a $3 million net gain to the Group in 1995.

 Other, net. The decline of other income in 1996 was primarily attributable to the 1995 settlement of the Whitney Benefits litigation.

 Income Tax Benefit (Provision). The effective income tax rate for 1996 differs from the statutory rate of 35% primarily because of adjustments to prior year tax provisions, partially offset by state taxes and nondeductible amounts associated with goodwill amortization. In 1995, the rate was lower than 35% due primarily to $93 million of income tax benefits from the reversal of certain deferred tax liabilities originally recognized on gains from MFS stock transactions that were no longer required due to the tax-free spin-off of MFS, and adjustments to prior year tax provisions.

 Discontinued   Operations   -   Construction.    Revenue    from
construction decreased 1% to $2,303 million in 1996. This resulted from the completion of several major projects during the year, while many new contracts were still in the start-up phase. KCG's share of joint venture revenue remained at 30% of total revenues in 1996. Revenue from materials increased by less than 1% in 1996. Increased demand for aggregates in the Arizona market was offset by a decline in precious metal sales. KCG sold its gold and silver operations in Nevada to Kinross Gold Corporation ("Kinross") and essentially liquidated its metals inventory in 1995.

 Opportunities in the construction and materials industry continued to expand along with the economy. Because of the increased opportunities, KCG was able to be selective in the construction projects it pursued. Gross margins for construction increased from 8% in 1995 to 10% in 1996. This resulted from the completion of several large projects and increased efficiencies in all aspects of the construction process. Gross margins for materials declined from 13% in 1995 to 10% in 1996. The lack of higher margin precious metals sales in 1996 combined with slightly lower construction materials margins produced the reduction in operating margin.

 In 1995, the exchange of KCG's gold and silver operations in Nevada for 4,000,000 shares of common stock of Kinross led to a $21 million gain for KCG. The gain was the difference between KCG's book value in the gold and silver operations and the market value of the Kinross shares at the time of the exchange. Other income was also primarily comprised of mining management fees from the Diversified Group, of $37 million and $30 million in 1996 and 1995, and gains on the disposition of property, plant and equipment and other assets of $17 million and $ 12 million in 1996 and 1995.

 The effective income tax rate for 1996 differs from the statutory rate of 35% primarily because of adjustments to prior year tax provisions and state taxes. In 1995, the rate was higher than 35% due primarily to state income taxes.


 Discontinued Operations - Energy. Income from discontinued operations declined in 1996 by 36% to $9 million. Losses attributable to the Group's interest in the Casecnan project, additional development expenses for international activities, and the costs associated with the Northern Electric transaction were partially offset by increased equity earnings from CalEnergy.

  Financial Condition - December 27, 1997


 The Group's working capital, excluding C-TEC and discontinued operations, increased $392 million or 106% during 1997. This is due to the $182 million of cash generated by operations, primarily coal operations, and the significant financing activities described below.

 Investing activities include $452 million to purchase marketable securities, $42 million of investments and $26 million of capital expenditures, including $14 million for the existing information services business and $6 million for a corporate jet. The investments primarily include the Group's $22 million investment in the Pavilion Towers office complex, located in Aurora, Colorado, and $15 million of investments in developing businesses. Funding a portion of these activities was the sale of marketable securities of $167 million.

 Sources of financing include $138 million for the issuance of Class D Stock, $72 million for the exchange of Class C stock for Class D stock and $16 million for the financing for Pavilion Towers. Uses consist primarily of $12 million for the payment of dividends, and $2 million of payments on long-term debt.

 Prior to the execution of an agreement with CalEnergy in September, 1997, the Group invested $31 million in the Dieng, Patuha and Bali power projects in Indonesia.

 In October 1996, the PKS Board of Directors directed PKS management to pursue a listing of Class D Stock as a way to address certain issues created by PKS' two-class capital stock structure and the need to attract and retain the best management for PKS' businesses. During the course of its examination of the consequences of a listing of Class D Stock, management concluded that a listing of Class D Stock would not adequately address these issues, and instead began to study a separation of the
Construction and Mining Group and the Diversified Group. At the regular meeting of the Board on July 23, 1997, management submitted to the Board for consideration a proposal for separation of the Construction and Mining Group and Diversified Group through a spin-off of the Construction and Mining Group
("the Transaction"). At a special meeting on August 14, 1997, the Board approved the Transaction.

 In connection with the sale of approximately 10 million Class D shares to employees in 1997, the Company has retained the right to purchase the relevant Class D shares at the then current Class D Stock price if the Transaction is definitely abandoned by formal action of the PKS Board or the employees voluntarily terminate their employment on various dates prior to January 1, 1999.

 The separation of the Construction and Mining Group and the Diversified Group was contingent upon a number of conditions, including the favorable ratification by a majority of both Class C and Class D shareholders and the receipt by the Company of an Internal Revenue Service ruling or other assurance acceptable to the Board that the separation would be tax-free to U.S. shareholders. On December 8, 1997, PKS' Class C and Class D shareholders approved the transaction and on March 5, 1998 PKS received a favorable ruling from the Internal Revenue Service. The Transaction is anticipated to be effective on March 31, 1998.

 Level 3 has recently decided to substantially increase its emphasis on and resources to its information services to business. Pursuant to the plan, Level 3 intends to expand substantially its current information services business, through the expansion of its existing business and the creation, through a combination of construction, leasing and purchase of facilities and other assets, of a substantial facilities-based internet communications network.

 Using this network Level 3 intends to provide (a) a range of internet access services at varying capacity levels and, as technology development allows, at specified levels of quality of service and security and (b) a number of business oriented communications services which may include fax service, which are transmitted in part over private or limited access Transmission Control Protocol/Internet Protocol ("TCP/IP") networks and are offered at lower prices than public telephone network-based fax service, and voice message storing and forwarding over the same TCP/IP-based networks.

 Level 3 believes that over time, a substantial number of businesses will convert existing computer application systems to computer systems which communicate using TCP/IP and are accessed by users employing Web browsers. Level 3 further believes that businesses will prefer to contract for assistance in making this conversion with those vendors able to provide a full range of services from initial consulting to internet access with requisite quality and security levels.

 Level 3 anticipates that the capital expenditures required to implement this expansion plan will be substantial. Level 3 estimates that these costs may be in excess of $500 million in 1998 and could exceed $1.5 billion in 1999. Level 3's current financial condition, borrowing capacity and proceeds from the
CalEnergy transaction described below should be sufficient for immediate operating, implemention and investing activities. However, Level 3 expects to raise capital from both the equity and debt markets due to the significant capital requirements of the information services expansion plan.

 In connection with the Expansion Plan, Level 3 expects to devote substantially more management time and capital resources to its information services business with a view to making the information services business, over time, the principal business of Level 3. In that respect, management is conducting a comprehensive review of the existing Level 3 businesses to determine how those businesses will complement Level 3's focus on information services. If it is decided that an existing business is not compatible with the information services business and if a suitable buyer can be found, Level 3 may dispose of that business.

 In January 1998, Level 3 and CalEnergy closed the sale of Level 3's energy assets to CalEnergy. Level 3 received proceeds of $1,159 million and expects to recognize an after-tax gain of approximately $324 million in 1998. The after-tax proceeds from this transaction of approximately $967 million will be used to fund the expansion plan of the information services business.

 In  January  1998,  Class C shareholders converted  2.3  million shares,  with  a  redemption value of  $122  million,  into  10.5 million shares of  Class D Stock.

  In February 1998, Level 3 announced that it was moving its corporate headquarters to Broomfield, Colorado, a northwest suburb of Denver. The campus facility is expected to encompass over 500,000 square feet of office space at a construction cost of over $70 million. Level 3 is leasing space in the Denver area while the campus is under construction. The first phase of the complex is scheduled for completion in the summer of 1999.

  In March 1998, PKS announced that its Class D Stock will begin trading on April 1 on the Nasdaq National Market under the symbol "LVLT". The Nasdaq listing will follow the separation of Level 3 and the Construction Group of PKS, which is expected to be completed on March 31, 1998. In connection with the separation, PKS' construction subsidiary will be renamed "Peter Kiewit Sons', Inc." and PKS Class D Stock will become the common stock of Level 3 Communications, Inc.

   PKS' certificate of incorporation gives stockholders the right to exchange their Class C Stock for Class D Stock under a set conversion formula. That right will be eliminated as a result of the separation of Level 3 and the Construction Group. To replace that conversion right, Class C stockholders received
6.5 million shares of a new Class R stock in January, 1998, which is convertible into Class D Stock in accordance with terms ratified by stockholders in December 1997.

     The PKS Board of Directors has approved in principle a plan to force conversion of all shares of Class R stock outstanding. Due to certain provisions of the Class R stock, conversion will not be forced prior to May 1998, and the final decision to force conversion would be made by Level 3's Board of Directors at that time. Level 3's Board may choose not to force conversion if it were to decide that conversion is not in the best interests of the stockholders of Level 3. If, as currently anticipated, Level 3's Board determines to force conversion of the Class R stock on or before June 30, 1998, certain adjustments will be made to the cost sharing and risk allocation provisions of the separation agreement between Level 3 and the Construction business.

      If Level 3's Board of Directors determines to force conversion of the Class R stock, each share of Class R stock will be convertible into $25 worth of Level 3 (Class D) common stock, based upon the average trading price of the Level 3 common stock on the Nasdaq National Market for the last fifteen trading days of the month prior to the determination by the Board of Directors to force conversion. When the spin-off occurs, Level 3 will increase paid in capital and reduce retained earnings by the fair value of the Class R shares.

   Immediately prior to the spin-off of the Kiewit Construction and Mining Group, the Company will recognize a gain equal to the difference between the carrying value of the Construction and Mining Group and its fair value. The Company will then reflect the fair value of Kiewit Construction and Mining Group as a dividend to shareholders.


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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.     EXECUTIVE COMPENSATION.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Part III is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission. However, certain information is set forth under the caption "Directors and Executive Officers of the Registrant" following Item 4 above.

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

Exhibit Number                        Description
3.1                      Restated Certificate of Incorporation,
                         effective January 8, 1992 (Exhibit 3.1 to
                         Company's Form 10-K for 1991).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of Peter Kiewit Sons', Inc., effective December 8, 1997.

3.4 By-laws, composite copy, including all amendments, as of March 19, 1993 (Exhibit 3.4 to Company's Form 10-K for
                  1992).

10.1 Separation Agreement, dated December 8, 1997, by and among PKS, Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc.

10.2 Amendment No. 1 to Separation Agreement, dated March 18, 1997, by and among PKS, Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc.

21                List of subsidiaries of the Company.

23                Consent of Coopers & Lybrand LLP

27                Financial data schedules.

99.A Kiewit Construction & Mining Group Financial Statements and Other Information.

99.B              Diversified Group Financial Statements and Other
                  Information.

(b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.
                                   PETER KIEWIT SONS', INC.
                                   By:  /s/ Walter Scott, Jr.
                                   Name:  Walter Scott, Jr.
                                   Title:  Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1998.

/s/ Walter Scott, Jr.                     Chairman of the Board and President
Walter Scott, Jr.                         (principal executive officer)

/s/ R. Douglas Bradbury                   Executive Vice President of Level 3
R. Douglas Bradbury                       Communications, Inc.
                                          (principal financial officer)

/s/ Eric J. Mortensen                     Controller
Eric J. Mortensen                         (principal accounting officer)


/s/ Richard W. Colf                       /s/ Richard R. Jaros
Richard W. Colf, Director                 Richard R. Jaros,
Director


/s/ James Q. Crowe                        /s/ Tait P. Johnson
James Q. Crowe, Director                  Tait P. Johnson,
Director


/s/ Robert B. Daugherty                   /s/ Allan K. Kirkwood
Robert B. Daugherty, Director             Allan K. Kirkwood,
Director


/s/ Richard Geary                         /s/ Peter Kiewit, Jr.
Richard Geary, Director                   Peter Kiewit, Jr.,
Director

/s/ Bruce E. Grewcock                     /s/ Kenneth E. Stinson
Bruce E. Grewcock, Director               Kenneth E. Stinson,
Director

/s/ William L. Grewcock                   /s/ George B. Toll, Jr.
William L. Grewcock, Director            George B. Toll, Jr.,
Director

/s/ Charles M. Harper
Charles M. Harper, Director






             PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                   Index to Financial Statements




Report of Independent Accountants

Financial Statements as of December 27, 1997 and December 28, 1996 and for the three years ended December 27, 1997:

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



                 REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

We have audited the consolidated financial statements of Peter Kiewit Sons', Inc. and Subsidiaries as listed in the index on the preceding page of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peter Kiewit Sons', Inc. and Subsidiaries as of December 27, 1997 and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.


                                       Coopers & Lybrand L.L.P.







Omaha, Nebraska
March 30, 1998







             PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                Consolidated Statements of Earnings
            For the three years ended December 27, 1997

(dollars in millions, except per share data)       1997      1996     1995

Revenue                                          $  332    $  652     $ 580
Cost of Revenue                                    (175)     (384)     (345)
                                                 ------    ------     -----
                                                    157       268       235

General and Administrative Expenses                (114)     (181)     (190)
                                                 ------    ------     -----

Operating Earnings                                   43        87        45

Other (Expense) Income:
 Equity losses, net                                 (43)       (9)       (5)
 Investment income, net                              45        56        45
 Interest expense, net                              (15)      (33)      (23)
 Gain on subsidiary's stock transactions, net         -         -         3
 Other, net                                           1         6       125
                                                 ------    ------     -----
                                                    (12)       20       145

Equity Loss in MFS                                    -         -      (131)
                                                 ------    ------     -----

Earnings Before Income Taxes, Minority Interest
   and Discontinued Operations                       31       107        59

Income Tax Benefit (Provision)                       48        (3)       79

Minority Interest in Net Loss (Income)
  of Subsidiaries                                     4          -      (12)
                                                 ------     ------    -----

Income from Continuing Operations                    83        104      126

Discontinued Operations:
 Construction, net of income tax
  (expense) of ($107), ($72) and ($60)              155        108      104
 Energy, net of income tax benefit (expense)
  of $1, ($9) and ($8)                               10          9       14
                                                 ------     ------    -----
Income from Discontinued Operations                 165        117      118
                                                 ------     ------    -----
Net Earnings                                     $  248     $  221    $ 244
                                                 ======     ======    =====
Earnings Per Share:
 Continuing Operations:
  Class D Stock
   Basic                                         $  .66     $  .90    $1.17
                                                 ======     ======    =====
   Diluted                                       $  .66     $  .90    $1.17
                                                 ======     ======    =====
 Net Income:
  Class C Stock
   Basic                                         $15.99     $10.13    $7.78
                                                 ======     ======    =====
   Diluted                                       $15.35     $ 9.76    $7.62
                                                 ======     ======    =====
  Class D Stock
   Basic                                         $  .74     $  .97    $1.29
                                                 ======     ======    =====
   Diluted                                       $  .74     $  .97    $1.29
                                                 ======     ======    =====

See accompanying notes to consolidated financial statements.

             PETER KIEWIT SONS', INC AND SUBSIDIARIES

                    Consolidated Balance Sheets
              December 27, 1997 and December 28, 1996


(dollars in millions)                               1997           1996

Assets

Current Assets:
 Cash and cash equivalents                        $    87         $   147
 Marketable securities                                678             372
 Restricted securities                                 22              17
 Receivables, less allowance of $-, and $3             42              76
 Investment in discontinued operations - energy       643             608
 Other                                                 22              26
                                                  -------          ------
Total Current Assets                                1,494           1,246

Property, Plant and Equipment, at cost:
 Land                                                  15              18
 Buildings and leasehold improvements                 122             159
 Equipment                                            275             810
                                                  -------          ------
                                                      412             987
Less accumulated depreciation and amortization       (228)           (345)
                                                  -------          ------

Net Property, Plant and Equipment                     184             642

Investments                                           383             189

Investments in Discontinued Operations-Construction   652             562

Intangible Assets, net                                 21             353

Other Assets                                           45              74
                                                  -------          ------
                                                  $ 2,779          $3,066
                                                  =======          ======

See Note 17 for 1997 pro forma balance sheet information.
See accompanying notes to consolidated financial statements.

                 PETER KIEWIT SONS', INC. AND SUBSIDAIRIES
                    Consolidated Balance Sheets
              December 27, 1997 and December 28, 1996
                            (continued)

(dollars in millions)                                1997         1996
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                   $   31        $   79
 Current portion of long-term debt:
   Telecommunications                                    -            55
   Other                                                 3             2
 Accrued reclamation and other mining costs             19            19
 Deferred income taxes                                  15             5
 Other                                                  21            87
                                                    ------        ------
Total Current Liabilities                               89           247

Long-Term Debt, less current portion:
 Telecommunications                                      -           207
 Other                                                 137           113

Deferred Income Taxes                                   83           148

Accrued Reclamation Costs                              100            98

Other Liabilities                                      139           216

Minority Interest                                        1           218
Stockholders' Equity:
 Preferred stock, no par value, authorized
  250,000 shares:
   no shares outstanding in 1997 and 1996                -             -
 Common stock, $.0625 par value, $2.1
  billion aggregate redemption value:
   Class B, authorized 8,000,000 shares:
    - outstanding in 1997 and 263,468
    outstanding in 1996                                  -            -
  Class C, authorized 125,000,000 shares:
   10,132,343 outstanding in 1997 and 10,743,173
     outstanding  in 1996                                1            1
  Class D, authorized  500,000,000 shares:
   135,517,140 outstanding in 1997 and 115,901,215
    outstanding in 1996                                  8            1
  Class R, authorized 8,500,000 shares:
    - outstanding in 1997 and 1996                       -            -
 Additional paid-in capital                            427          235
 Foreign currency adjustment                            (7)          (7)
 Net unrealized holding gain                             2           23
 Retained earnings                                   1,799        1,566
                                                    ------       ------
Total Stockholders' Equity                           2,230        1,819
                                                    ------       ------
                                                    $2,779       $3,066
                                                    ======       ======

See Note 17 for 1997 pro forma balance sheet information.
See accompanying notes to consolidated financial statements.

          PETER KIEWIT SONS', INC. AND SUBSIDAIRIES

               Consolidated Statements of Cash Flows
            For the three years ended December 27, 1997

(dollars in millions)                          1997     1996       1995

Cash flows from continuing operations:
 Income from continuing operations            $   83  $  104    $   126
 Adjustments to reconcile income from
  continuing operations to net
  cash  provided by continuing operations:
  Depreciation, depletion and amortization        24     132         96
  Gain on sale of property, plant and
   equipment, and other investments               (9)     (3)        (7)
  Gain on subsidiary's stock transactions, net     -       -         (3)
  Compensation expense attributable
   to stock options                               21       -          -
  Equity losses, net                              43      10        130
  Minority interest in subsidiaries               (4)      -         12
  Retirement benefits paid                        (7)     (6)        (2)
  Federal income tax refunds                     146       -         35
  Deferred income taxes                         (103)    (68)      (152)
  Change in working capital items:
   Receivables                                    (9)     (1)        11
   Other current assets                           (1)      6          -
   Payables                                       (3)      9         (3)
   Other liabilities                              (5)     13         34
   Other                                           6       -         (4)
                                              ------  ------     ------
Net cash provided by continuing operations       182     196        273

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                          167     378        383
 Purchases of marketable securities             (452)   (311)      (440)
 Increase in restricted securities                (2)     (2)        (2)
 Investments and acquisitions, net of
  cash acquired                                  (42)    (59)      (136)
 Proceeds from sale of property, plant
  and equipment, and other investments             1       7         14
 Capital expenditures                            (26)   (117)      (118)
 Other                                             3      (8)        (2)
                                              ------  ------     ------
Net cash used in investing activities         $ (351) $ (112)    $ (301)

See accompanying notes to consolidated financial statements.


             PETER KIEWIT SONS', INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows
            For the three years ended December 27, 1997
                            (continued)


(dollars in millions)                          1997      1996      1995

Cash flows from financing activities:
 Long-term debt borrowings                    $   17    $   38    $   49
 Payments on long-term debt, including
  current portion                                 (2)      (60)      (49)
 Issuances of common stock                       138         -         2
 Issuances of subsidiaries' stock                  -         1         -
 Repurchases of common stock                       -       (11)       (3)
 Dividends paid                                  (12)      (11)        -
 Exchange of Class C Stock for Class
  D Stock, net                                    72        20       155
                                              ------    ------    ------
 Net cash provided by (used in)
  financing activities                           213       (23)      154

Cash flows from discontinued operations:
 Discontinued energy operations                     3        5         8
 Investments in discontinued energy operations    (31)    (282)     (101)
 Proceeds from sales of discontinued
  packaging operations                              -        -        29
                                               ------   ------    ------
Net cash used in discontinued operations          (28)    (277)      (64)

Cash and cash equivalents of C-TEC in 1997
 and MFS in 1995 at beginning of year             (76)       -       (22)

Effect of exchange rates on cash                    -        -         2
                                               ------   ------    ------

Net change in cash and cash equivalents           (60)    (216)       42

Cash and cash equivalents at beginning of year    147      363       321
                                               ------   ------    ------

Cash and cash equivalents at end of year       $   87   $  147    $  363
                                               ======   ======    ======
Supplemental disclosure of cash
 flow information:
  Taxes paid                                   $   62   $   55    $  132
  Interest paid                                    13       38        33

Noncash investing and financing activities:
 Conversion of CalEnergy convertible
  debentures to common stock                   $    -   $   66    $    -
 Dividend of investment in MFS                      -        -       399
 Issuance of C-TEC redeemable preferred stock
  for acquisition                                   -        -        39

See accompanying notes to consolidated financial statements.


               PETER KIEWIT SONS', INC. AND SUBSIDIARIES
    Consolidated Statements of Changes in Stockholders' Equity
            For the three years ended December 27, 1997

                                                         Net
                    Class  Class                       Unrealized
                    B&C      D    Additional Foreign    Holding
(dollars in         Common Common Paid-in   Currency    Gain     Retained
 millions)          Stock  Stock  Capital   Adjustment (Loss)    Earnings Total
Balance at
 December 31, 1994  $  1   $  1   $   182   $   (7)     $  (8)   $ 1,567 $1,736

Issuances of stock     -      -        29        -          -          -     29

Repurchases of stock   -      -        (1)       -          -         (5)    (6)

Foreign currency
 adjustment            -      -         -        1          -          -      1

Net unrealized
 holding gain          -      -         -        -         25          -     25

Net earnings           -      -         -        -          -        244    244

Dividends:(a)
 Class C ($1.05
 per common share)     -      -         -        -          -        (12)   (12)

 Class D ($.10 per
  common share)        -      -         -        -          -        (11)   (11)

  MFS Dividend         -      -         -        -          -       (399)  (399)
                   -----  -----     -----    -----      -----      -----  -----
Balance at
 December 30, 1995 $   1      1       210       (6)        17      1,384  1,607

Issuances of stock     -      -        27        -          -          -     27

Repurchases of stock   -      -        (2)       -          -        (14)   (16)

Foreign currency
 adjustment            -      -         -       (1)         -          -     (1)

Net  unrealized
 holding gain          -      -         -        -          6         -       6

Net earnings           -      -         -        -          -       221     221

Dividends: (b)
 Class C ($1.30
  per common share)    -      -         -         -        -        (13)    (13)

Class D ($.10 per
 common share)         -      -         -         -        -        (12)    (12)
                   -----  -----     -----     -----    -----      -----   -----
Balance at
 December 28, 1996 $   1  $   1     $ 235     $  (7)   $  23      $1,566  $1,819

See accompanying notes to consolidated financial statements

                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            Consolidated Statements of Changes in Stockholders' Equity
                    For the three years ended December 27,1997
                                   (continued)

                                                         Net
                   Class    Class                     Unrealized
                   Class   Class             Foreign   Holding
(dollars in        B&C       D    Additional Currency    Gain   Retained
  millions)        Stock   Stock  Capital    Adjustment (Loss)  Earnings Total

Balance at
 December 28, 1996 $  1    $  1   $   235     $   (7)    $  23  $1,566   $1,819

Issuances of stock    -       -       172          -         -       -      172

Repurchases of stock  -       -         -          -         -      (2)      (2)

Option Activity       -       -        27          -         -       -       27

Class D Stock Split   -       7        (7)         -         -       -        -

Foreign currency
 adjustment           -       -         -          -         -       -        -

Net  unrealized
 holding loss         -       -         -          -       (21)      -      (21)

Net earnings          -       -         -          -         -     248      248

Dividends: (c)
 Class C ($1.50 per
    common share)     -       -         -          -         -     (13)     (13)
                   ----    ----     -----      -----      ----  ------   ------
Balance at
 December 27, 1997 $  1    $  8     $ 427      $  (7)     $  2  $1,799   $2,230
                   ====    ====     =====      =====      ====  ======   ======

(a) Includes $.60 and $.10 per share for dividends on Class C and Class D Stock, respectively, declared in 1995 but paid in January 1996.

(b) Includes $.70 and $.10 per share for dividends on Class C and Class D Stock, respectively, declared in 1996 but paid in January 1997.

(c) Includes $.80 per share for dividends on Class C declared in 1997 put paid in January 1998.

See accompanying notes to consolidated financial statements.


            PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

 Principles of Consolidation

     The consolidated financial statements include the accounts of Peter Kiewit Sons', Inc. and subsidiaries in which it has control ("PKS" or "the Company"), which are engaged in enterprises primarily related to construction, coal mining, energy generation, information services, and telecommunications. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. Investments in other companies in which the Company exercises significant influence over operating and financial policies, including construction joint ventures and energy projects, are accounted for by the equity method. The
     Company accounts for its share of the operations of the construction joint ventures on a pro rata basis in the consolidated statements
     of  earnings.   All  significant  intercompany  accounts  and
     transactions have been eliminated.

     In 1997, the Company agreed to sell its energy assets to CalEnergy Company, Inc. ("CalEnergy") and to spin-off the
     construction   business.    Therefore,   the    assets    and
     liabilities, and results of operations, of both businesses have been classified as discontinued operations on the consolidated balance sheet, statements of earnings and cash flows. (See notes 2 and 3)

     On September 5, 1997, C-TEC Corporation ("C-TEC") announced that its board of directors had approved the planned restructuring
     of   C-TEC   into  three  publicly  traded  companies.    The
     transaction was effective September 30, 1997.  As a result of the restructuring plan, the Company owns less than 50% of the outstanding shares and voting rights of each entity, and therefore has accounted for each entity using the equity method as of the beginning of 1997. In accordance with Generally Accepted Accounting Principles, C-TEC's financial
     position,   results  of  operations  and   cash   flows   are
     consolidated in the 1996 and 1995 financial statements.

     The results of operations of MFS Communications Company, Inc. ("MFS"), (which later merged into WorldCom Inc.) prior to its spin-off on September 30, 1995, have been classified as a single line item on the statements of earnings

     The Company invests in the portfolios of the Kiewit Mutual  Fund,
     ("KMF"),  a  registered  investment  company.   KMF  is   not
     consolidated in the Company's financial statements.

     Description of Business Groups

     Holders of Class C Stock ("Construction & Mining Group") and Class D Stock ("Diversified Group") are stockholders of PKS.
     The   Construction  &  Mining  Group  ("KCG")  contains   the
     Company's  traditional construction and materials  operations
     performed by Kiewit Construction Group Inc.   The Diversified
     Group through Level 3 Communications, Inc. (formerly Kiewit Diversified Group Inc.) ("Level 3") contains coal mining properties owned by Kiewit Coal Properties Inc., energy investments, including a 24% interest in CalEnergy and a 30% interest in CE Electric UK plc ("CE Electric"), investments
     in   international  energy  projects,  information   services
     businesses, telecommunications companies owned by C-TEC, as well as other assets. Corporate assets and liabilities which are not separately identified with the ongoing operations of the Construction & Mining Group or the Diversified Group are allocated equally between the groups.

     Construction Contracts

     KCG operates generally within the United States and Canada  as  a
     general   contractor  and  engages  in   various   types   of
     construction projects for both public and private owners. Credit risk is minimal with public (government) owners since
     KCG ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public
     projects.   Most public contracts are  subject to termination
     at   the  election  of  the  government.   In  the  event  of
     termination, KCG is entitled to receive the contract price on completed work and reimbursement of termination related
     costs.   Credit risk with private owners is minimized because
     of statutory mechanics liens, which give KCG high priority in
     the   event   of   lien   foreclosures  following   financial
     difficulties of private owners.

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

     Coal Sales Contracts

     Level 3's coal is sold primarily under long-term contracts with electric utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of Level
     3's coal sales were made under long-term contracts during 1997, 1996 and 1995. The remainder of Level 3's sales are made on the spot market where prices are substantially lower than those in the long-term contracts. As the long-term
     contracts  expire, a higher proportion of   Level  3's  sales
     will occur on the spot market.

     The coal industry is highly competitive. Level 3 competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than Level
     3,   but   also   with  alternative  methods  of   generating
     electricity  and alternative energy sources.  Many  of  Level
     3's competitors are served by two railroads and, due to the competition, often benefit from lower transportation costs
     than   Level  3  which  is  served  by  a  single   railroad.
     Additionally, many competitors have lower stripping ratios than Level 3, often resulting in lower comparative costs of production.

     Level 3 is also required to comply with various federal, state and local laws concerning protection of the environment. Level 3 believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors are similarly affected by such laws.

     Level 3 and its mining ventures have entered into various agreements with its customers which stipulate delivery and payment terms for the sale of coal. Prior to 1993, one of the primary customers deferred receipt of certain commitments by purchasing undivided fractional interests in coal reserves of  Level  3  and the mining ventures.  Under the agreements,
     revenue   was   recognized  when  cash  was  received.    The
     agreements with this customer were renegotiated in 1992.   In
     accordance with the renegotiated agreements, there were no sales of interests in coal reserves subsequent to January 1,
     1993.   Level  3  has  the obligation  to  deliver  the  coal
     reserves to the customer in the future if the customer exercises its option. If the option is exercised, Level 3 presently intends to deliver coal from unaffiliated mines.
     In the opinion of the management, Level 3 has sufficient coal reserves to cover the above sales commitments.

     Level 3's coal sales contracts are with several electric utility and industrial companies. In the event that these customers do not fulfill contractual responsibilities, Level 3 would pursue the available legal remedies.

     Information Services  Revenue

     Information services revenue is primarily derived from the computer outsourcing business and the systems integration
     business.   Level  3 provides outsourcing service,  typically
     through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts, Level 3 recognizes revenue in the month the service is provided. The systems integration business helps customers define, develop and implement cost-effective information systems. Revenue from these services is billed on a time and materials basis or percentage of completion basis depending on the extent of the services provided.

    Telecommunications Revenue

    In 1996 and 1995 C-TEC's most significant operating groups are its local telephone service and cable system operations. C-TEC's telephone network access revenues are derived from net access charges, toll rates and settlement arrangements for traffic that originates or terminates within C-TEC's local telephone company. Revenues from telephone services and basic and premium cable programming services are recorded in the month the service is provided.

     The telecommunications industry is subject to  local,  state  and
     federal  regulation.   Consequently,   the  ability  of   the
     telephone and cable  groups to generate increased volume  and
     profits   is   largely dependent upon regulatory approval  to
     expand customer bases and increase prices.

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

     As noted previously, the investment in C-TEC has been accounted for using the equity method in 1997.

     Depreciation and Amortization.

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

     Long Lived Assets

     The Company reviews the carrying amount of long lived assets for
     impairment  whenever  events or  changes    in  circumstances
     indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset.

     Reserves for Reclamation

     Level   3   follows  the  policy  of  providing  an  accrual  for
     reclamation of mined properties, based on the estimated cost of restoration of such properties, in compliance with laws governing strip mining. It is at least reasonably possible that the estimated cost of restoration will be revised in the near-term.

     Foreign Currencies

     Generally,  local  currencies  of foreign  subsidiaries  are  the
     functional  currencies  for  financial  reporting   purposes.
     Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue and expenses are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as adjustments to stockholders' equity.

     Subsidiary and Investee Stock Activity

     The Company recognizes gains and losses from the sale, issuance and repurchase of stock by its subsidiaries.

     Earnings Per Share

     In 1997,  the  Company adopted Statement of Financial  Accounting
     Standards  ("SFAS")  No.  128,  "Earnings  Per  Share".   The
     Statement establishes standards for computing and presenting earnings per share and requires the restatement of prior per share data presented. Basic earnings per share have been computed using the weighted average number of shares during
     each  period.   Diluted  earnings per share  is  computed  by
     including stock options and convertible debentures considered to be dilutive common stock equivalents.

     Potentially dilutive stock options are calculated in accordance with the treasury stock method which assumes that proceeds from  the  exercise  of all options are  used  to  repurchase
     common  stock  at the average market value.   The  number  of
     shares  remaining after the proceeds are exhausted  represent
     the   potentially  dilutive  effect  of  the  options.    The
     potentially dilutive convertible debentures are calculated in
     accordance  with  the  "if converted"  method.   This  method
     assumes  that the after-tax interest expense associated  with the  debentures  is an addition to income and the  debentures are  converted  into equity with the resulting common  shares
     being   aggregated   with   the   weighted   average   shares
     outstanding.

     The following details the earnings per share calculations for Class D Stock and Class C Stock:

     Class D Stock                                1997    1996     1995

    Income from continuing  operations
    available to common shareholders
     (in millions)                             $     83  $    104 $    126

    Add:   Interest expense, net  of  tax
     effect  associated with  convertible
     debentures                                       -         -        -*
                                               --------  -------- --------

    Income   from  continuing  operations
    for fully diluted shares                         83       104      126

    Income from discontinued operations              10         9       14
                                              ---------  -------- --------
    Net Income                                $      93  $    113 $    140
                                              =========  ======== ========
    Total number of weighted average shares
    outstanding used to compute basic
    earnings per share (in thousands)           124,647   116,006  108,594

    Additional dilutive stock options               539       311        -

    Additional dilutive shares assuming
    conversion of convertible debentures              -         -      257
                                              ---------   -------  -------
    Total number of shares used to
    compute diluted earnings per share          125,186   116,317  108,851
                                              =========   =======  =======
    Continuing Operations:
       Basic earnings per share               $     .66   $   .90  $  1.17
                                              =========   =======  =======
       Diluted earnings per share             $     .66   $   .90  $  1.17
                                              =========   =======  =======

    Discontinued Operations:
       Basic earnings per share               $     .08   $   .07  $   .12
                                              =========   =======  =======
       Diluted earnings per share             $     .08   $   .07  $   .12
                                              =========   =======  =======

    Net Income:
       Basic earnings per share               $     .74   $   .97  $  1.29
                                              =========   =======  =======
      Diluted earnings per share              $     .74   $   .97  $  1.29
                                              =========   =======  =======

    *Interest expense attributable to convertible debentures was less than $1 million in 1995.


   Class C Stock                                 1997       1996      1995

   Net income available to common
   shareholders (in millions)                 $    155    $   108    $    104

   Add: Interest expense, net of tax effect
    associated with convertible debentures           1          -*          -*
                                              --------    -------    --------
   Net income for diluted shares              $    156    $   108    $    104
                                              ========    =======    ========

    Total  number  of  weighted  average
    shares  outstanding used to compute
    basic  earnings per share (in thousands)     9,728     10,656      13,384

    Additional dilutive shares  assuming
    conversion of convertible debentures           441        437         312
                                              --------   --------    --------
   Total number of shares used to
    compute diluted earnings per share          10,169     11,093      13,696
                                              ========   ========    ========

   Net Income
    Basic earnings per share                  $  15.99   $  10.13    $   7.78
                                              ========   ========    ========
    Diluted earnings per share                $  15.35   $   9.76    $   7.62
                                              ========   ========    ========

    *Interest expense attributable to convertible debentures was less than $1 million in 1996 and 1995.

     Stock Dividend

     Effective December 26, 1997, the PKS Board of Directors approved a dividend of four shares of Class D Stock for every one share of Class D Stock held. All share information and per share data have been restated to reflect this dividend.

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

     Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements.

     Also in 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting includes requirements to report selected segment information quarterly, and entity wide disclosures about products and services, major customers, and geographic data.

     These statements are effective for financial statements for periods beginning after December 15, 1997. Management does not expect adoption of these statements to materially affect the Company's financial statements.

     Reclassifications

     Where appropriate, items within the consolidated financial statements and notes thereto have been reclassified from previous years to conform to current year presentation.

     Fiscal Year

     The Company's fiscal year ends on the last Saturday in December. There were 52 weeks in fiscal years 1997, 1996 and 1995.

(2) Reorganization

     In October 1996, the PKS Board of Directors directed PKS management to pursue a listing of Class D Stock as a way to address certain issues created by PKS' two-class capital stock structure and the need to attract and retain the best management for PKS' businesses. During the course of its examination of the consequences of a listing of Class D Stock, management concluded that a listing of Class D Stock would not adequately address these issues, and instead began to study a separation of the Construction and Mining Group and the Diversified Group. At the regular meeting of the Board on July 23, 1997, management submitted to the Board for consideration a proposal for separation of the Construction and Mining Group and Diversified Group through a spin-off of the Construction and Mining Group ("the Transaction"). At a special meeting on August 14, 1997, the Board approved the Transaction.

     The separation of the Construction and Mining Group and the Diversified Group was contingent upon a number of conditions, including the favorable ratification by a majority of both
     Class  C  and  Class D shareholders and the  receipt  by  the company of an Internal Revenue Service ruling or other assurance acceptable to the Board that the separation would
     be tax-free to U.S. shareholders.   On December 8, 1997, PKS'
     Class C  and  Class  D  shareholders approved  the transaction and on March 5, 1998 PKS  received a favorable ruling from the
     Internal  Revenue  Service.   The Transaction is anticipated to
     be effective on March 31, 1998. As a result of these events the Company has reflected the financial position and results of operations of the Kiewit Construction and Mining Group as discontinued operations on the consolidated balance sheets and consolidated statements of earnings for all periods presented. The activities of the Construction and Mining Group have been removed from the statements of cash flows. The financial statements of Kiewit Construction and Mining Group can be found in Exhibit 99.A of this document.

   The  following  is  summarized financial  information  of   the
   Kiewit Construction and Mining Group:

   Operations (dollars in millions)                1997      1996    1995

   Revenue                                      $   2,764  $ 2,303  $ 2,330
   Net income                                         155      108      104



  Financial Position (dollars in millions)             1997        1996

   Current assets                                    $  1,057     $   764
   Other assets                                           284         274
                                                     --------     -------
   Total assets                                      $  1,341     $ 1,038
                                                     ========     =======

   Current liabilities                                    579         397
   Other liabilities                                       99          79
   Minority interest                                       11           -
                                                      -------     -------
   Total liabilities                                      689         476
                                                      -------     -------

   Net assets                                         $   652     $   562
                                                      =======     =======

   Immediately prior to the spin-off of the Kiewit Construction and Mining Group, the Company will recognize a gain equal to the difference between the carrying value of the Construction and Mining Group and its fair value. The Company will then reflect the fair value of Kiewit Construction and Mining Group as a dividend to shareholders.

  Level  3  has  recently decided to substantially  increase  its emphasis on and resources to its information services business. Pursuant to the plan, Level 3 intends to expand substantially its current information services business, through the expansion of its existing business and the creation, through a combination of construction, leasing and purchase of facilities and other assets, of a substantial facilities-based internet communications network (the "Expansion Plan").

   Using the network Level 3 intends to provide (a) a range of internet access services at varying capacity levels and, as technology development allows, at specified levels of quality of service and security and (b) a number of business oriented communications services which may include fax service, which are transmitted in part over private or limited access Transmission Control Protocol/Internet Protocol ("TCP/IP") networks and are offered at lower prices than public telephone network-based fax service, and voice message storing and forwarding over the same TCP/IP-based networks.

(3) Discontinued Energy Operations:

 In  connection with the Expansion Plan, Level 3 expects to devote substantially more management time and capital resources to its information services business with a view to making the information services business, over time, the principal business of Level 3. In that respect, the management is conducting a comprehensive review of the existing Level 3 businesses to determine how those businesses will complement Level 3's focus on information services. If it is decided that an existing business is not compatible with the information services business and if a suitable buyer can be found, Level 3 may dispose of that business.

   On September 10, 1997, Level 3 and CalEnergy entered into an agreement whereby CalEnergy contracted to purchase Level 3's energy investments for $1,155 million, subject to adjustments. These energy investments include approximately 20.2 million shares of CalEnergy common stock (assuming the exercise of 1 million options held by Level 3), Level 3's 30% ownership interest in CE Electric and Level 3's investments, made jointly with CalEnergy, in international power projects in Indonesia and the Philippines. The transaction was subject to the satisfactory completion of certain provisions of the agreement and closed on January 2, 1998. These assets comprised the energy segment of Level 3. Therefore, the Company has reflected these assets, the earnings and losses attributable to these assets, and the related cash flow items as discontinued operations on the balance sheets, statements of earnings and cash flows for all periods presented.

   In order to fund the purchase of these assets, CalEnergy sold, in October 1997, approximately 19.1 million shares of its common stock at a price of $37.875 per share. This sale reduced Level 3's ownership in CalEnergy to approximately 24% but increased its proportionate share of CalEnergy's equity. It is the Company's policy to recognize gains or losses on the sale of stock by its investees. Level 3 recognized an after-tax gain of approximately $44 million from transactions in CalEnergy stock in the fourth quarter of 1997.

   The Agreement with CalEnergy included a provision whereby CalEnergy and Level 3 shared equally any proceeds from the offering above or below a specified amount. The offering was conducted at a price above that provided in the agreement and therefore, Level 3 received additional proceeds of $16 million at the time of closing.

   Level 3 expects to recognize an after-tax gain on the disposition of its energy assets in 1998 of approximately $324 million. The after-tax proceeds from the transaction of approximately $967 million will be used to fund the expansion plan of the information services business.


   The following is summarized financial information for discontinued energy operations:

   Income from Discontinued Operations             1997      1996     1995

     Operations

      Equity in:
       CalEnergy earnings, net                    $   16   $   20    $   10
       CE Electric earnings, net                      17       (2)        -
       International energy projects earnings, net     5       (5)        6
      Investment income from CalEnergy                 -        5         6
      Income tax expense                              (9)      (9)       (8)
                                                   -----    -----    ------
       Income from operations                      $  29    $   9    $   14
                                                   =====    =====    ======

     CalEnergy Stock Transactions

       Gain on investee stock activity            $  68     $   -    $    -
       Income tax expense                           (24)        -         -
                                                  -----     -----    ------
                                                  $  44     $   -    $    -
                                                  =====     =====    ======

     Extraordinary Loss - Windfall Tax

      Level 3's share from CalEnergy              $ (39)    $   -    $    -
      Level 3's share from CE Electric              (58)        -         -
      Income tax benefit                             34         -         -
                                                  -----     -----    ------
       Extraordinary loss                         $ (63)    $   -    $    -
                                                  =====     =====    ======


     Investments in Discontinued Operations          1997             1996

      Investment in CalEnergy                       $   337         $   292
      Investment in CE Electric                         135             176
      Investment in international energy projects       186             149
      Restricted securities                               2               8
      Deferred income tax liability                     (17)            (17)
                                                    -------         -------
       Total                                        $   643         $   608
                                                    =======         =======

   At December 27, 1997, Level 3 owned 19.2 million shares or 24% of CalEnergy's outstanding common stock and had a cumulative investment in CalEnergy common stock of $337 million. CalEnergy common stock is traded on the New York Stock Exchange. On December 27, 1997, the market value of Level 3's investment in CalEnergy common stock was $548 million.

   The  following is summarized financial information of CalEnergy
   Company, Inc.:

   Operations (dollars in millions)                 1997       1996       1995

   Revenue                                       $  2,271    $   576    $  399
   Income before extraordinary item                    52         92        62
   Extraordinary item - Windfall tax                 (136)         -         -

 Level 3's share:
  Income before extraordinary item                     18         22        13
  Goodwill amortization                                (2)        (2)       (3)
                                                  -------     ------     -----
   Equity in income of CalEnergy before
    extraordinary item                            $    16     $   20     $  10
                                                  =======     ======     =====
  Extraordinary item - Windfall tax               $   (39)    $    -     $   -
                                                  =======     ======     =====


 Financial Position (dollars in millions)               1997          1996

 Current assets                                      $   2,053      $    945
 Other assets                                            5,435         4,768
                                                     ---------      --------
  Total assets                                           7,488         5,713

 Current liabilities                                     1,440         1,232
 Other liabilities                                       4,494         3,301
 Minority interest                                         134           299
                                                     ---------      --------
  Total liabilities                                      6,068         4,832
                                                     ---------      --------

  Net assets                                         $   1,420      $    881
                                                     =========      ========

 Level 3's share:
  Equity in net assets                               $     337      $    267
  Goodwill                                                   -            25
                                                     ---------      --------
   Investment in CalEnergy                           $     337      $    292
                                                     =========      ========


 In  December  1996, CE Electric, which is 70% owned by  CalEnergy and 30% owned by Level 3, acquired majority ownership of the outstanding ordinary share capital of Northern Electric, plc. pursuant to a tender offer (the "Tender Offer") commenced in the United Kingdom by CE Electric in November 1996. As of March 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

 As of December 27, 1997, CalEnergy and Level 3 had contributed to
   CE Electric approximately $410 million and $176 million, respectively, of the approximately $1.3 billion required to acquire all of Northern's ordinary and preference shares in connection with the Tender Offer. The remaining funds necessary to consummate the Tender Offer were provided by a term loan and a revolving facility agreement obtained by CE Electric. Level 3 has not guaranteed, and is not otherwise subject to recourse for, amounts borrowed under these facilities.

   On July 2, 1997, the Labour Party in the United Kingdom announced the details of its proposed "Windfall Tax" to be levied against privatized British utilities. This one-time tax is 23% of the difference between the value of Northern Electric, plc. at the time of privatization and the utility's current value based on profits over a period of up to four years. CE Electric recorded an extraordinary charge of approximately $194 million when the tax was enacted in July 1997. The total after-tax impact to Level 3 directly through its investment in CE Electric and indirectly through its interest in CalEnergy, was $63 million.

   The  following  is  summarized  financial  information  of   CE
   Electric as of December 31, 1997 and December 31, 1996:

   Operations (dollars in millions)                 1997       1996

    Revenue                                       $   1,564   $   37
    Income before extraordinary item                     58        -
 Extraordinary item  - Windfall tax                    (194)       -

 Level 3's share:
  Income before extraordinary item                 $     17   $    -
  Management fee paid to CalEnergy                        -       (2)
                                                   --------   ------
                                                         17       (2)
                                                   ========   ======
  Extraordinary item - Windfall tax                $    (58)  $    -
                                                   ========   ======


 Financial Position (dollars in millions)              1997    1996

  Current assets                                     $   419  $   583
  Other assets                                         2,519    1,772
                                                     -------  -------
  Total assets                                         2,938    2,355

 Current liabilities                                   1,166      785
 Other liabilities                                     1,265      718
 Preferred stock                                          56      153
 Minority interest                                         -      112
                                                     -------   ------
  Total liabilities                                    2,487    1,768
                                                     -------   ------
  Net assets                                         $   451   $  587
                                                     =======   ======
 Level 3's Share:
  Equity in net assets                               $   135   $  176
                                                     =======   ======

 CE Electric's 1995 and 1996 operating results prior to the acquisition were not significant relative to Level 3's results after giving effect to certain pro forma adjustments related to the acquisitions, primarily increased amortization and interest expense.

 In  1993, Level 3 and CalEnergy formed a venture to develop power projects outside of the United States. Since 1993, construction has begun on the Mahanagdong, Casecnan and Dieng power projects. The Mahanagdong project is a 165 MW geothermal power facility located on the Philippine island of Leyte. The Casecnan project is a combined irrigation and 150 MW hydroelectric power generation facility located on the island of Luzon in the Philippines. Dieng Unit I is a 55 MW
   geothermal  facility  on the Indonesian  island  of  Java.   An
   additional five units are expected to be constructed on a modular basis at the Dieng site, as geothermal resources are developed. In June 1997, Level 3 and CalEnergy closed a $400 million revolving credit facility to finance the development and construction of the remaining Indonesian projects. The credit facility is collateralized by the Indonesian assets and is nonrecourse to Level 3.

   Generally, costs associated with the development, financing and construction of the international energy projects have been capitalized by each of the projects and will be amortized over the life of each project.

   The following is summarized financial information for the international energy projects:

   Financial Position
   (dollars in millions)   Mahanagdong   Casecnan   Dieng   Other   Total

   1997

   Current assets           $   42        $  334    $  87   $   67  $  530
   Other assets                252           148      240      171     811
                            ------        ------    -----   ------   -----
    Total assets               294           482      327      238   1,341

   Current liabilities          11            12       88       61     172
   Other liabilities           186           372      123       56     737
                           -------        ------    -----   ------   -----
   Total liabilities
    (with recourse only
     to the projects)          197           384      211      117     909
                           -------        ------    -----   ------   -----
     Net assets            $    97        $   98    $ 116   $  121   $ 432
                           =======        ======    =====   ======   =====

   Group's share:
     Equity in net assets  $    48        $   49    $  46   $   43   $ 186
                           =======        ======    =====   ======   =====


   1996

   Current assets          $     1        $  441    $  15   $   10   $ 467
   Other assets                239            51      118       36     444
                           -------        ------    -----    -----   -----
    Total assets               240           492      133       46     911

   Current liabilities          15             9       24       11      59
   Other  liabilities          153           372       35        -     560
                           -------        ------    -----    -----   -----
    Total liabilities
     (with recourse only
      to the projects)         168           381        59      11     619
                           -------       -------    ------   -----   -----

     Net assets            $    72       $   111    $   74   $  35   $ 292
                           =======       =======    ======   =====   =====

   Group's share:
     Equity in net assets  $    36       $    55    $   36   $  17   $ 144
     Loan to Project             -             -         5       -       5
                           -------       -------    ------   -----   -----
                           $    36       $    55    $   41   $  17   $ 149
                           =======       =======    ======   =====   =====


   In late 1995, the Casecnan joint venture closed financing for the construction of the project with bonds issued by the project company. The difference between the interest expense on the debt and the interest earned on the unused funds prior to payment of construction costs resulted in a loss to the venture of $12 million in 1997 and 1996. Level 3's share of these losses were $6 million in each year. The Mahanagdong facility commenced operation in July, 1997. Level 3's proportionate share of the earnings attributable to Mahanagdong was $7 million 1997. No income or losses were incurred by the international projects in 1995. In addition to the equity earnings and losses, Level 3 has project development and insurance expenses, and received management fee income related to the international projects in all years.

   In late 1995, a Level 3 and CalEnergy venture, CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") closed financing and commenced construction of a $495 million irrigation and hydroelectric power project located on the Philippine island of Luzon. Level 3 and CalEnergy each made $62 million of equity contributions to the project.

   The CE Casecnan project was being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering & Construction Co. Ltd. On May 7, 1997, CE Casecnan announced that it had terminated the Hanbo Contract. In connection with the contract termination, CE Casecnan made a $79 million draw request under the letter of credit issued by Korea First Bank ("KFB") to pay for certain transition costs and other damages under the Hanbo Contract. KFB failed to honor the draw request; the matter is being litigated. If KFB would not be required to honor its obligations under the letter of credit, such action may have a material adverse effect on the CE
   Casecnan project. Level 3 does not expect the outcome of the litigation to affect its financial position due to the transaction with CalEnergy.

(4) MFS Spin-off

 In  September 1995, the PKS Board of Directors approved a plan to make a tax-free distribution of its entire ownership interest in MFS to the Class D stockholders (the "Spin-off") effective on September 30, 1995. Shares were distributed on the basis of approximately .348 shares of MFS Common Stock and approximately .130 shares of MFS Preferred Stock for each share of outstanding Class D Stock.

 The net investment in MFS distributed on September 30, 1995 was approximately $399 million.

   Operating results of MFS through September 30, 1995 are summarized as follows:

   (dollars in millions)                                    1995

   Revenue                                                 $  412
   Loss from operations                                      (176)
   Net loss                                                  (196)
   Level 3's share of loss in MFS                            (131)


 Included in the income tax benefit on the statement of earnings for the year ended December 30, 1995, is $93 million of tax benefits from the reversal of certain deferred tax liabilities recognized on gains from previous MFS stock transactions that were not taxed due to the Spin-off.

(5) Gain on Subsidiary's Stock Transactions, net

   Stock issuances by MFS for acquisitions and employee stock options, reduced Level 3's ownership in MFS prior to the Spin-off in 1995 to 66% from 67% in 1994. As a result, Level 3 recognized a gain of $3 million in 1995 representing the increase in Level 3's proportionate share of MFS' equity. Deferred income taxes had been established on this gain prior to the Spin-off.

(6) Disclosures about Fair Value of Financial Instruments

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

   Marketable  Securities, Restricted Securities  and  Non-current
Investments

   Level 3 has classified all marketable securities, restricted securities and marketable non-current investments not accounted for under the equity method as available-for-sale. Restricted securities primarily include investments in various portfolios of the Kiewit Mutual Fund that are restricted to fund certain reclamation liabilities of its coal mining ventures. Due to the anticipated increase in capital expenditures, Level 3 has reclassified its investments in marketable equity securities from non-current to current in 1997. The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses are reported as a separate component of stockholders' equity, net of tax.

   At December 27, 1997 and December 28, 1996 the amortized cost, unrealized holding gains and losses, and estimated fair values of marketable securities, restricted securities and marketable non-current investments were as follows:

                                    Unrealized     Unrealized
                          Amortized   Holding        Holding       Fair
(dollars in millions)       Cost       Gains          Losses       Value
1997:
Marketable Securities:
 Kiewit Mutual Fund:
  Short-term government    $  234     $   -           $   -       $  234
  Intermediate term bond      195         3               -          198
  Tax exempt                  154         3               -          157
  Equity                        7         4               -           11
 Collateralized mortgage
  obligations                   -         1               -            1
 Equity securities             48         9               -           57
 Other securities              20         -               -           20
                           ------     -----           -----       ------
                           $  658     $  20           $   -       $  678

Restricted Securities:
 Kiewit Mutual Fund:
  Intermediate term bond   $   10     $   -           $   -       $   10
     Equity                    12         -               -           12
                           ------     -----           -----       ------
                           $   22     $   -           $   -       $   22
                           ======     =====           =====       ======

1996:
Marketable Securities:
 Kiewit Mutual Fund:
  Short-term government    $  100     $   -           $   -        $ 100
  Intermediate term bond       65         2               -           67
  Tax exempt                  126         2               -          128
  Equity                        5         2               -            7
 Corporate debt securities
   (held by C-TEC)             47         -               -           47
 Collateralized mortgage
   obligations                  -         1               -            1
 Other securities              20         2               -           22
                           ------     -----           -----        -----
                           $  363     $   9           $   -        $ 372
                           ======     =====           =====        =====

Restricted Securities:
 Kiewit Mutual Fund:
  Intermediate term bond   $    8     $   -           $   -        $   8
  Equity                        7         2               -            9
                           ------     -----           -----         ----
                           $   15     $   2           $   -         $ 17
                           ======     =====           =====         ====
Non-current investments:
 Equity securities         $   49     $  26           $   -         $ 75
                           ======     =====           =====         ====

   Other securities consist of bonds issued by the Casecnan project and purchased by Level 3.

   For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable and equity securities were $9 million and $- million in 1997, $3 million and $- million in 1996, and $1 million and $2 million in 1995.

   At December 27, 1997, the contractual maturities of the debt securities are as follows:

   (dollars in millions)                Amortized Cost       Fair Value

   Other securities:
    10+ years                              $   20               $   20
                                           ======               ======

   Maturities   for   the  mutual  fund,  equity  securities   and
   collateralized mortgage obligations have not been presented as they do not have a single maturity date.

   Long-term Debt

   The  fair  value  of debt was estimated using  the  incremental borrowing rates of Level 3 for debt of the same remaining maturities. The fair value of the debt approximates the carrying amount.

(7) Investments

   Investments consist of the following at December 27, 1997 and December 28, 1996:

   (dollars in millions)                        1997          1996

   Commonwealth Telephone Enterprises Inc.     $    75      $     -
   RCN Corporation                                 214            -
   Cable Michigan                                   46            -
   Pavilion Towers                                  22            -
   Equity securities (Note 6)                        -           75
   C-TEC investments:
    Megacable S.A. de C.V.                           -           74
    Other                                            -           12
   Other                                            26           28
                                                ------       ------
                                                $  383       $  189
                                                ======       ======

   On September 5, 1997, C-TEC announced that its board of directors had approved the planned restructuring of C-TEC into three publicly traded companies effective September 30, 1997. Under the terms of the restructuring C-TEC shareholders received stock in the following companies:

   - Commonwealth Telephone Enterprises, Inc., containing the local telephone group and related engineering business;

   - Cable Michigan, Inc., containing the cable television operations in Michigan; and

   - RCN Corporation, Inc., which consists of RCN Telecom Services; C-TEC's existing cable systems in the Boston-Washington D.C. corridor; and the investment in Megacable S.A. de C.V., a cable operator in Mexico. RCN Telecom Services is a provider of packaged local and long distance telephone, video, and internet access services provided over fiber optic networks to residential customers in Boston, New York City and Washington D.C.

   As a result of the restructuring, Level 3 owns less than 50% of the outstanding shares and voting rights of each entity, and therefore accounts for each entity using the equity method as of the beginning of 1997. C-TEC's financial position, results of operations and cash flows are consolidated in the 1996 and 1995 consolidated financial statements.

   The following is summarized financial information of the three entities created as result of the C-TEC restructuring:

   Operations (dollars in millions)               1997     1996       1995

   Commonwealth Telephone Enterprises

   Revenue                                       $  197   $  186     $  174
   Net income available to common stockholders       20       20         31

 Level 3's share:
   Net income                                        10       10         15
   Goodwill amortization                             (1)      (1)         1
                                                 ------   ------     ------
   Equity in net income                          $    9   $    9     $   16
                                                 ======   ======     ======

   Cable Michigan

   Revenue                                       $   81   $   76     $   60
   Net loss available to common stockholders         (4)      (8)       (10)

   Level 3's share:
   Net loss                                          (2)      (4)        (5)
   Goodwill amortization                             (4)      (4)        (4)
                                                 ------   ------      -----
   Equity in net loss                            $   (6)  $   (8)     $  (9)
                                                 ======   ======      =====

   RCN Corporation

   Revenue                                       $  127   $  105      $  91
   Net income (loss) available to
    common stockholders                             (52)      (6)         2

   Level 3's share:
   Net income (loss)                                (26)      (3)         1
   Goodwill amortization                              -       (3)         1
                                                 ------   ------      -----
    Equity in net (loss) income                  $  (26)  $   (6)     $   2
                                                 ======   ======      =====


                                  Commonwealth
                                    Telephone       Cable         RCN
                                   Enterprises     Michigan    Corporation
Financial Position (in millions)  1997     1996   1997   1996    1997    1996

 Current assets                  $  71    $  51  $  23   $  10  $  698  $ 143
 Other assets                      303      266    120     139     453    485
                                 -----    -----  -----   -----  ------  -----
  Total assets                     374      317    143     149   1,151    628

 Current liabilities                76       59     16      24      70     57
 Other liabilities                 260      189    166     190     708    175
 Minority  interest                  -        -     15      15      16      5
                                 -----    -----  -----   -----  ------  -----
  Total liabilities                336      248    197     229     794    237
                                 -----    -----  -----   -----  ------  -----

  Net assets (liabilities)       $  38    $  69  $ (54)  $ (80) $  357  $ 391
                                 =====    =====  =====   =====  ======  =====

 Level 3's Share:
  Equity in net assets           $  18    $  33  $ (26)  $ (38) $  173  $ 189
  Goodwill                          57       72     72      75      41     41
                                 -----    -----  -----   -----  ------  -----
                                 $  75    $  91  $  46   $  37  $  214 $  230
                                 =====    =====  =====   =====  ====== ======


   On December 27, 1997 the market value of Level 3's investments in Commonwealth Telephone, Cable Michigan and RCN was $215 million, $76 million and $485 million, respectively.

   In February 1997, Level 3 purchased the Pavillion Towers office buildings in Aurora, Colorado for $22 million.

   Investments in 1996 also include C-TEC's 40% ownership of Megacable S.A. de C.V., Mexico's second largest cable operator, accounted for using the equity method.

 (8) Intangible Assets

   Intangible assets consist of the following at December 27, 1997 and December 28, 1996:

   (dollars in millions)                        1997             1996

   CPTC intangibles and other                  $   23           $   23
   C-TEC:
    Goodwill                                        -              198
    Franchise and subscriber lists                  -              229
    Other                                           -               34
                                               ------           ------
                                                   23              484
   Less accumulated amortization                   (2)            (131)
                                               ------           ------
                                               $   21           $  353
                                               ======           ======

(9) Long-Term Debt

   At December 27, 1997 and December 28, 1996, long-term debt was as follows:

   (dollars in millions)                               1997          1996

   CPTC Long-term Debt (with recourse only to CPTC):
    Bank Note
     (7.7% due 2008)                                  $   65        $   65

    Institutional Note
     (9.45% due 2017)                                     35            35

    OCTA Debt
     (9.0% due 2006)                                       8             6

    Subordinated Debt
     (9.5% No Maturity)                                    6             2
                                                      ------        ------
                                                         114           108
   Other:
    Pavilion Towers Debt  (8.4% due 2007)                 15             -
    Capitalized Leases                                     6             1
    Other                                                  5             6
                                                     -------        ------
                                                          26             7


   C-TEC Long-term Debt (with recourse only to C-TEC):
    Credit Agreement - National Bank for Cooperatives
    (7.51% due 2009)                                       -          110
    Senior Secured Notes
     ( 9.65% due 1999)                                     -          134

    Term Credit Agreement - Morgan Guaranty
      Trust Company (7% due 2002)                          -           18
                                                    --------       ------
                                                           -          262
                                                    --------       ------
                                                         140          377
   Less current portion                                   (3)         (57)
                                                    --------       ------

                                                    $    137       $  320
                                                    ========       ======

   CPTC:

   In August 1996, CPTC converted its construction financing note into a term note with a consortium of banks ("Bank Debt"). The interest rate on the Bank Debt is based on LIBOR plus a varying rate with interest payable quarterly. Upon completion of the SR91 toll road, CPTC entered into an interest rate swap arrangement with the same parties. The swap expires in January 2004 and fixes the interest rate on the Bank Debt from 9.21% to 9.71% during the term of the swap agreement.

   The institutional note is with Connecticut General Life Insurance Company, a subsidiary of CIGNA Corporation. The note converted into a term loan upon completion of the SR91 toll road.

   Substantially all the assets of CPTC and the partners' equity interest in CPTC secure the term debt.

   Orange County Transportation Authority holds $8 million of subordinated debt which is due in varying amounts over 10 years. Interest accrues at 9% and is payable quarterly beginning in 2000.

   In July 1996, CPTC borrowed from the partners $2 million to facilitate the completion of the project. In 1997, CPTC borrowed an additional $4 million from the partners in order to comply with equity maintenance provisions of the contracts with the State of California and its lenders. The debt is generally subordinated to all other debt of CPTC. Interest on the subordinated debt compounds annually at 9.5% and is payable only as CPTC generates excess cash flows.

   CPTC capitalized interest of $- million, $5 million and $7 million in 1997, 1996 and 1995.

   Other:

   In   June   1997,  a  mortgage  with  Metropolitan   Life   was
   established.   The  Pavilion  Towers  building  in  Aurora,  CO
   collateralizes this debt.

   Scheduled maturities of long-term debt through 2002 are as follows (in millions): 1998 - $3; 1999 -$6; 2000 - $5; 2001 -
   $6 and $8 in 2002.

(10) Income Taxes

   An analysis of the income tax (provision) benefit attributable to earnings from continuing operations before income taxes and minority interest for the three years ended December 27, 1997 follows:

   (dollars in millions)                       1997     1996      1995

   Current:
    U.S. federal                              $  (54)  $  (61)   $  (66)
    Foreign                                        -       (4)       (4)
    State                                         (1)      (6)       (3)
                                              ------   ------    ------
                                                 (55)     (71)      (73)
   Deferred:
    U.S. federal                                 103       67       145
    Foreign                                        -        -         3
    State                                          -        1         4
                                             -------   ------    ------
                                                 103       68       152
                                             -------   ------    ------
                                             $    48   $   (3)   $   79
                                             =======   ======    ======


   The United States and foreign components of earnings from continuing operations for tax reporting purposes, before equity loss in MFS (recorded net of tax), minority interest and income taxes follows:

   (dollars in millions)                      1997      1996      1995

   United States                             $   31    $  106    $  187
   Foreign                                        -         1         3
                                             ------    ------    ------
                                             $   31    $  107    $  190
                                             ======    ======    ======


   A reconciliation of the actual income tax (provision) benefit and the tax computed by applying the U.S. federal rate (35%) to the earnings from continuing operations before equity loss in MFS (recorded net of tax), minority interest and income taxes for the three years ended December 27, 1997 follows:

   (dollars in millions)                       1997      1996     1995
   Computed tax at statutory rate            $  (11)   $   (37)  $  (67)
   State income taxes                            (1)        (3)       -
   Depletion                                      3          3        2
   Goodwill amortization                          -         (3)      (2)
   Tax exempt interest                            2          2        2
   Prior year tax adjustments                    62         44       51
   Compensation expense attributable
     to options                                  (7)         -        -
   MFS deferred tax                               -          -       93
   Taxes on foreign operations                    -         (2)       1
   Other                                          -         (7)      (1)
                                             ------     ------   ------
                                             $   48     $   (3)  $   79
                                             ======     ======   ======


   During the three years ended December 27, 1997, the Company settled a number of disputed tax issues related to prior years that have been included in prior year tax adjustments.

   Possible taxes, beyond those provided on remittances of undistributed earnings of foreign subsidiaries, are not expected to be material.

   The components of the net deferred tax liabilities for the years ended December 27, 1997 and December 28, 1996 were as follows:

   (dollars in millions)                         1997           1996
   Deferred tax liabilities:
    Investments in securities                   $   7          $   11
    Investments in joint ventures                  33              45
    Asset bases - accumulated depreciation         53             225
    Coal sales                                     41              15
    Other                                          16              16
                                                -----          ------
   Total deferred tax liabilities                 150             312

   Deferred tax assets:
    Compensation - retirement benefits             25              29
    Investment in subsidiaries                      8               2
    Provision for estimated expenses                7              26
    Net operating losses of subsidiaries            -               6
    Foreign and general business tax credits        3              67
    Alternative minimum tax credits                 -              16
    Other                                           9              19
    Valuation allowances                            -              (6)
                                                -----          ------
   Total deferred tax assets                       52             159
                                                -----          ------
   Net deferred tax liabilities                 $  98          $  153
                                                =====          ======


(11) Stockholders' Equity

   PKS is generally committed to purchase all common stock in accordance with the Certificate of Incorporation. Issuances and repurchases of common shares, including conversions, for the three years ended December 27, 1997 were as follows:

                                              Class           Class
                                             B&C Stock        D Stock

   Shares issued in 1995                      1,021,875         530,610
   Shares repurchased in 1995                   136,057         210,735
   Class B&C shares converted
     to Class D shares                        6,092,877      12,847,155
   Shares issued in 1996                        896,640               -
   Shares repurchased in 1996                   146,893       1,276,080
   Class B&C shares converted
    to Class D shares                           623,475       2,052,425
   Shares issued in 1997                        893,924      13,113,015
   Shares repurchased in 1997                    44,256          14,805
   Class B&C shares converted
    to Class D shares                         1,723,966       6,517,715

The 1996 activity includes 150,995 Class D shares converting to 47,007 Class C shares. The 1997 activity includes 1,880 Class D shares converting to 510 Class C shares.

(12) Class D Stock Plan

   In December 1997, stockholders approved amendments to the 1995 Class D Stock Plan ("the Plan"). The amended plan, among other things, increases the number of shares reserved for issuance upon the exercise of stock based awards to 35,000,000, increases the maximum number of options granted to any one participant to 5,000,000, provides for the acceleration of vesting in the event of a change in control, allows for the grant of stock based awards to directors of Level 3 and other persons providing services to Level 3, and allows for the grant of nonqualified stock options with an exercise price less than the fair market value of Class D Stock.

   In December 1997, Level 3 converted both option and stock appreciation rights plans of a subsidiary, to the Class D Stock
   plan.   This conversion resulted in the issuance of 3.7 million
   options  to  purchase Class D Stock at $9 per share.   Level  3
   recognized an expense, and a corresponding increase in equity, as a result of the transaction. This increase in equity and the conversion of the stock appreciation rights liability to equity are reflected as option activity in the statement of Changes in Stockholders' Equity. The options vest over three years and expire in December 2002.

   Level 3 has elected to adopt only the required disclosure provisions and not the optional expense recognition provisions under  SFAS  No. 123 "Accounting for Stock Based Compensation",
   which  established a fair value based method of accounting  for stock options and other equity instruments.  The fair value  of the options outstanding was calculated using the Black-Scholes method using risk-free interest rates ranging from 5.5% to
   6.77% and expected lives of 75% of the total life of the option. Level 3 used an expected volatility rate of 0%, which is
   allowed  for  private entities under SFAS No. 123.   Once  Level  3's
   stock is listed, volatility factors will be incorporated in determining fair value. Level 3's net income and earnings per share for 1997 and 1996 would have been reduced to the pro forma amounts shown below had SFAS No. 123 been applied.

                                                 1997         1996

    Net Income of Level 3
      As Reported                               $   93       $  113
      Pro Forma                                     93          112

    Basic Earnings per Share
      As Reported                               $  .74       $  .97
      Pro Forma                                    .74          .97

    Diluted Earning per Share
      As Reported                               $  .74       $  .97
      Pro Forma                                    .74          .96


   The 1995 historical and pro forma and as reported amounts did not vary as the options granted in 1995 had not vested.

   Transactions involving stock options granted under the Plan are summarized as follows:

                                             Option Price   Weighted Avg.
                                  Shares       Per Share    Option Price

 Balance December 31, 1994           -          $       -     $      -

   Options granted           1,340,000               8.08         8.08
   Options cancelled                 -                  -            -
   Options exercised                 -                  -            -
                             ---------
 Balance December 30, 1995   1,340,000           $   8.08      $   8.08
                                                 ========      ========

   Options granted             895,000           $   9.90      $  9.90
   Options cancelled           (15,000)              8.08         8.08
   Options exercised                 -                  -            -
                             ---------
 Balance December 28, 1996   2,220,000       $8.08 - $9.90    $   8.81
                                             =============    ========

   Options granted           7,495,465      $9.00 - $10.85    $   9.93
   Options cancelled           (53,000)              $9.90    $   9.90
   Options exercised        (2,318,465)      $8.08 - $9.90    $   8.93
                            ----------
 Balance December 27, 1997   7,344,000      $8.08 - $10.85    $   9.91
                            ==========      ==============    ========

 Options exercisable
   December 30, 1995                 -             $     -      $    -
     December 28, 1996         265,000                8.08        8.08
     December 27, 1997       1,295,269       $8.08 - $9.90        8.70


   The weighted average remaining life for the 7,344,000 options outstanding on December 27, 1997 is 8.3 years.


(13) Industry and Geographic Data

   The Company conducts in continuing operations primarily in three reportable segments: information services, telecommunications and coal mining. Other primarily includes CPTC and corporate overhead not attributable to a specific segment and marketable securities.

   Equity earnings is included due to the significant equity investments in the telecommunications business.

   In 1997, 1996 and 1995 Commonwealth Edison Company accounted for 43%, 23% and 23% of Level 3's revenues.

   Industry and geographic data for the construction and energy businesses have been recorded under discontinued operations.

   A summary of the Company's operations by industry and geographic region is as follows:

                          Telecom-
Industry Data             munications
(dollars in   Information C-TEC       Coal             Discontinued
 millions)    Services    Entities)   Mining   Other   Operations   Consolidated

1997

Revenue        $   94      $     -     $  222  $   16     $    -       $   332
Operating
 Earnings         (16)           -         82     (23)         -            43
Equity Losses,
 net                -          (23)         -     (20)         -           (43)
Identifiable
 Assets            61          336        449     588      1,295         2,779
Capital
 Expenditures      14            -          3       9          -            26
 Depreciation,
    Depletion &
    Amortization    8            -          8       8          -            24

 1996

Revenue        $   42       $  367     $  234   $   9     $    -        $  652
Operating
 Earnings          (3)          31         94     (35)         -            87
Equity Losses,
 net               (1)          (1)         -      (7)         -            (9)
Identifiable
 Assets            29        1,100        387     380      1,170         3,066
Capital
 Expenditures      11           87          2      17          -           117
Depreciation,
 Depletion &
 Amortization      10          106         12       4          -           132


 1995

Revenue       $   36       $   325     $  216   $   3     $    -        $  580
Operating
 Earnings          4            37         77     (73)         -            45
Equity
 Losses, net       -            (3)         -      (2)         -            (5)
Identifiable
 Assets           34         1,143        368     614        786         2,945
Capital
 Expenditures      6            72          4      36          -           118
Depreciation,
 Depletion &
 Amortization      5            81          7       3          -            96


                              Telecom-
Geographic Data               munications
(dollars in      Information  C-TEC       Coal         Discontinued
  millions)      Services     Entities)   Mining Other Operations   Consolidated

 1997

Revenue:
 United States    $   94       $     -    $  222 $  16    $    -       $   332
 Other                 -             -         -     -         -             -
                  ------       -------    ------ -----    ------       --------
                  $   94       $     -    $  222 $  16    $    -       $   332
                  ======       =======    ====== =====    ======       =======

Operating Earnings:
 United States    $ (16)       $     -    $   82 $ (23)   $    -       $    43
 Other                -              -         -     -         -             -
                  -----        -------    ------ -----    ------       -------
                  $ (16)       $     -    $   82 $ (23)   $    -       $    43
                  =====        =======    ====== =====    ======       =======

Identifiable Assets:
 United States    $  59        $   336    $  499 $ 588    $  870       $ 2,352
 Other                2              -         -     -       425           427
                  -----        -------    ------ -----    ------       -------
                  $  61        $   336    $  499 $ 588    $1,295       $ 2,779
                  =====        =======    ====== =====    ======       =======
1996

Revenue:
 United States    $  42        $   367    $  234 $   9    $    -       $   652
 Other                -              -         -     -         -             -
                  -----        -------    ------ -----    ------       -------
                  $  42        $   367    $  234 $   9    $    -       $   652
                  =====        =======    ====== =====    ======       =======

Operating Earnings:
 United States    $  (3)       $    31    $   94 $ (35)  $     -       $    87
 Other                -              -         -     -         -             -
                  -----        -------    ------ -----   -------       -------
                  $  (3)       $    31    $   94 $ (35)  $     -       $    87
                  =====        =======    ====== =====   =======       =======

Identifiable Assets:
 United States    $  29        $ 1,100    $  387 $ 380   $   761       $ 2,657
 Other                -              -         -     -       409           409
                  -----        -------    ------ -----   -------       -------
                  $  29        $ 1,100    $  387 $ 380   $ 1,170       $ 3,066
                  =====        =======    ====== =====   =======       =======

1995

Revenue:
 United States   $  36         $   325    $  216  $  3   $     -       $   580
 Other               -               -         -     -         -             -
                 -----         -------    ------  ----   -------       -------
                 $  36         $   325    $  216  $  3   $     -       $   580
                 =====         =======    ======  ====   =======       =======

Operating Earnings:
 United States   $   4         $    37    $   77  $(73)  $     -       $    45
 Other               -               -         -     -         -             -
                 -----         -------    ------  ----   -------       -------
                 $   4         $    37    $   77  $(73)  $     -       $    45
                 =====         =======    ======  ====   =======       =======

Identifiable Assets:
 United States   $  34         $ 1,143    $ 368   $614   $   614       $ 2,773
 Other               -               -        -      -       172           172
                 -----         -------    -----   ----   -------       -------
                 $  34         $ 1,143    $ 368   $614   $   786       $ 2,945
                 =====         =======    =====   ====   =======       =======


(14) Related Party Transactions

   Level  3  receives  certain mine management services  from  the
   Construction  &  Mining Group.  The expense for these  services was  $32 million for 1997, $37 million for 1996 and $30 million for  1995,  and  is  recorded  in  general  and  administrative
   expenses.   The revenue earned by the Construction  and  Mining
   Group is included in discontinued operations.

(15) Fair Value of Financial Instruments

  The carrying and estimated fair values of Level 3's financial instruments are as follows:

                                            1997                1996
                                      Carrying Fair         Carrying Fair
(dollars in millions)                  Amount  Value          Amount Value

 Cash and cash equivalents (Note 6)    $  87   $  87          $  147 $ 147
 Marketable securities (Note 6)          678     678             372   372
 Restricted securities (Note 6)           22      22              17    17
 Investment in equity securities
  (Notes 6 & 7)                            -       -              75    75
 Investment in C-TEC entities (Note 7)   335     776             355   315
 Investments in discontinued
  operations (Note 4)                    643     854             608   960
 Long-term debt (Notes 6 & 9)            140     140             377   384


(16) C-TEC Restructuring

   The following is financial information of the Company had C-TEC been accounted for utilizing the equity method as of December
   27, 1997 and December 28, 1996 and for each of the three years ended December 27, 1997. The 1997 financial statements include
   C-TEC accounted for utilizing the equity method and are presented here for comparative purposes only.

Operations (dollars in millions)                  1997     1996     1995

   Revenue                                       $  332   $  285   $   255
   Cost of Revenue                                 (175)    (134)     (133)
                                                 ------   ------    ------
                                                    157      151       122

   General and Administrative Expenses             (114)     (95)     (114)
                                                ------   ------    ------

   Operating Earnings                                43       56         8

   Other (Expense) Income:
      Equity earnings (losses), net                 (43)     (13)        7
      Investment income, net                         45       42        30
      Interest expense, net                         (15)      (5)       (1)
      Gain on subsidiary's stock transactions, net    -        -         3
      Other, net                                      1       11       120
                                                  -----    -----    ------
                                                    (12)      35       159

   Equity Loss in MFS                                 -        -      (131)

   Earnings from Continuing Operations
      before Income Taxes and Minority Interest      31       91        36

   Income Tax Benefit                                48       11        90

   Minority Interest in Net Loss of Subsidiaries      4        2         -
                                                  -----    -----    ------


   Income from Continuing Operations                 83      104       126

   Income from Discontinued Operations              165      117       118
                                                  -----    -----    ------
   Net Earnings                                   $ 248    $ 221    $  244
                                                  =====    =====    ======


Financial Position (dollars in millions)               1997        1996

   Assets

   Current Assets:
    Cash and cash equivalents                        $    87      $    71
    Marketable securities                                678          325
    Restricted securities                                 22           17
    Receivables                                           42           34
    Investment in Discontinued operations - Energy       643          608
    Other                                                 22           12
                                                     -------      -------
   Total Current Assets                                1,494        1,067

   Net Property, Plant and Equipment                     184          174
   Investments                                           383          458
   Investments in Discontinued Operations-Construction   652          562
   Intangible Assets, net                                 21           23
   Other Assets                                           45           49
                                                     -------      -------
                                                     $ 2,779      $ 2,333
                                                     =======      =======

   Liabilities and Stockholders' Equity

   Current Liabilities:
    Accounts payable                                 $    31     $     41
    Current portion of long-term debt                      3            2
    Accrued reclamation and other mining costs            19           19
    Other                                                 36           27
                                                     -------     --------
   Total Current Liabilities                              89           89

   Long-term Debt, less current portion                  137          113
   Deferred Income Taxes                                  83           47
   Accrued Reclamation Costs                             100           98
   Other Liabilities                                     139          163
   Minority Interest                                       1            4

   Stockholders' Equity                                2,230        1,819
                                                    --------     --------
                                                    $  2,779     $  2,333
                                                    ========     ========


(17) Pro Forma Information (unaudited).

 The following information represents the pro forma financial position of Level 3 after reflecting the impact of the transactions with CalEnergy (Note 3), the conversion of Class C shares to Class D shares (Note 19) and transactions related to the spin-off of the Construction and Mining Group (Note 2), all of which took place or are expected to happen in the first quarter of 1998.


                                        1997                      1997
(dollars  in millions)               Historical   Adjustments   Pro Forma

   Current Assets
     Cash & marketable securities     $   765       $  122 (a)  $  2,046
                                                     1,159 (b)
     Investment in discontinued
      operations - energy                 643         (643)(b)         -
     Other current assets                  86                         86
                                      -------       ------       -------
 Total Current Assets                   1,494          638         2,132

 Property, Plant & Equipment, net         184                        184

 Investment in Discontinued Operations      -
   Construction                           652         (122)(a)         -
                                                       350 (c)
                                                      (880)(d)
 Other Non-current assets                 449                        449
                                      -------       ------       -------
                                      $ 2,779       $  (14)      $ 2,765
                                      =======       ======       =======

 Current Liabilities                  $    89       $  192 (b)   $   281

 Non-current Liabilities                  459                        459

 Minority Interest                          1                          1

 Stockholders' Equity                   2,230           324 (b)    2,024
                                                        350 (c)
                                                       (880)(d)
                                      -------       -------       -------
                                      $ 2,779       $   (14)      $ 2,765
                                      =======       =======       =======


 (a)  Reflect  conversion of 2.3 million Class C  shares  to  10.5 million Class D shares
 (b)  Reflect sale of energy assets to CalEnergy and related income tax liability.
 (c)  Reflect  fair  value  gain  on  the  distribution  of  the
      Construction and Mining Group.
 (d)  Reflect spin-off of the Construction and Mining Group.


(18) Other Matters

   In connection with the sale of approximately 10 million Class D shares to employees in 1997, the Company has retained the right to purchase the relevant Class D shares at the then current Class
   D Stock price if the Transaction is definitely abandoned by formal action of the PKS Board or the employees voluntarily terminate their employment on various dates prior to January 1, 1999.

   In  May  1995,  the lawsuit titled Whitney Benefits,  Inc.  and
   Peter  Kiewit Sons' Co. v. The United States was  settled.   In
   1983,  plaintiffs  alleged that the enactment  of  the  Surface
   Mining  Control and Reclamation Act of 1977 had  prevented  the
   mining  of  their  Wyoming  coal  deposit  and  constituted   a
   government taking without just compensation.  In settlement  of all  claims, plaintiffs agreed to deed the coal deposits to the government  and  the government agreed to pay  plaintiffs  $200 million, of which Peter Kiewit Sons' Co., a Level 3 subsidiary, received  approximately $135 million in June 1995 and  recorded it in other income on the statements of earnings.

   The Company is involved in various other lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

   Level 3 leases various buildings and equipment under both operating and capital leases. Minimum rental payments on buildings and equipment subject to noncancelable operating leases during the next 7 years aggregate $29 million.

   It  is  customary  in  Level  3's  industries  to  use  various
   financial instruments in the normal course of business.   These
   instruments  include items such as letters of credit.   Letters
   of credit are conditional commitments issued on behalf of Level
   3  in  accordance with specified terms and conditions.   As  of
   December 27, 1997, Level 3 had outstanding letters of credit of approximately $22 million.

(19) Subsequent Events

  In  January  1998, approximately 2.3 million shares of  Class  C
   Stock, with a redemption value of $122 million, were converted into 10.5 million shares of Class D Stock.

 In March 1998, PKS announced that its Class D Stock will begin trading on April 1 on the Nasdaq National Market under the symbol "LVLT". The Nasdaq listing will follow the separation of the Level 3 and the Construction Group of PKS, which is expected to be completed on March 31, 1998. In connection with the separation, PKS' construction subsidiary will be renamed
   "Peter Kiewit Sons', Inc." and PKS Class D stock will become the common stock of Level 3 Communications, Inc.

 PKS' certificate of incorporation gives stockholders the right to exchange  their  Class C Stock for Class D Stock  under  a  set conversion formula.  That right will be eliminated as a  result
   of  the  separation of Level 3 and the Construction Group.   To
   replace  that  conversion right, Class C stockholders  received
   6.5  million  shares of a new Class R stock in  January,  1998, which  is  convertible into Class D Stock  in  accordance  with terms ratified by stockholders in December 1997.

   The  PKS  Board of Directors has approved in principle a plan  to force  conversion  of all shares of Class R stock  outstanding.
   Due to certain provisions of the Class R stock, conversion will not  be  forced  prior to May 1998, and the final  decision  to force  conversion would be made by Level 3's Board of Directors
   at  that  time.   Level  3's  Board may  choose  not  to  force
   conversion if it were to decide that conversion is not  in  the
   best  interests  of  Level 3 stockholders.   If,  as  currently
   anticipated, Level 3's Board determines to force conversion  of the  Class  R  stock  on  or  before  June  30,  1998,  certain
   adjustments  will  be  made  to  the  cost  sharing  and   risk
   allocation provisions of the separation agreement between Level
   3 and the Construction business.

   If Level 3's Board of Directors determines to force conversion of the Class R stock, each share of Class R stock will be convertible into $25 worth of Level 3 (Class D) common stock, based upon the average trading price of the Level 3 common stock on the Nasdaq National Market for the last fifteen trading days of the month prior to the determination by the Board of Directors to force conversion. When the spin-off occurs, Level 3 will increase paid in capital and reduce retained earnings by the fair value of the Class R shares.




