Form 10-K/A
period 1997-12-27
LEVEL 3 COMMUNICATIONS INC
filed 1998-04-23
CIK 794323

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

     Other. In February 1997, Level 3 purchased an office building in Aurora, Colorado for $22 million. By investing in real estate, Level 3 defers taxes on $40 million of taxable gain otherwise recognizable with respect to the Whitney Benefits litigation settlement in 1995. Level 3 may make additional real estate investments in 1998 with a view toward deferring the balance of that taxable gain. Level 3 has also made investments in several development-stage companies, but does not expect earnings from these companies in 1998.

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

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Market Information. As of December 27, 1997, the Company's common stock is not listed on any national securities exchange or the Nasdaq National Market. However, the Class D stock is currently quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board. During the fourth quarter of 1997, the only quarter during which this trading occurred, the range of the high and low bid information for the Class D stock was $20.41 to $29.00. The Company has announced that the common stock of Level 3 Communications, Inc. (renamed from Peter Kiewit Sons', Inc. in connection with the Transaction) will begin trading on the Nasdaq National Market on April 1, 1998.

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

(dollars in millions,                         Fiscal Year Ended
 except per share amounts)                 1997    1996    1995    1994    1993

Results of Operations:
 Revenue (1)                             $  332  $  652  $  580  $  537  $  267
 Earnings from continuing operations         83     104     126      28     174
 Net earnings (2)                            93     113     140      33     181

Per Common Share:
 Earnings from continuing operations
  Basic                                     .66     .90    1.17     .27    1.74
  Diluted                                   .66     .90    1.17     .27    1.74
 Net earnings
  Basic                                     .74     .97    1.29     .32    1.82
  Diluted                                   .74     .97    1.29     .32    1.81
 Dividends (3)                                -     .10     .10       -     .10
 Stock price (4)                          11.65   10.85    9.90   12.05   11.88
 Book value                               11.65   10.85    9.90   12.07   11.90

Financial Position:
 Total assets (1)                         2,127   2,504   2,478   3,543   2,756
 Current portion of long-term debt (1)        3      57      40      30      11
 Long-term debt,less current portion (1)    137     320     361     899    452
 Stockholders' equity (5)                 1,578   1,257   1,140   1,231  1,191


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

   Information Services. Revenue increased by 124% to $94 million in 1997 from $42 million in 1996. Revenue from computer outsourcing services increased 20% to $49 million in 1997 from $41 million in 1996. The increase was due to new computer outsourcing contracts signed in 1997. Revenue for systems integration grew to $45 million in 1997 from less than $1 million in 1996. Strong demand for Year 2000 renovation services fueled the growth for systems integration's revenues.

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


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary financial information for Peter Kiewit Sons', Inc. and Subsidiaries begin on page P1. Separate financial statements and other information pertaining to the Kiewit Construction & Mining Group and the Diversified
Group have been filed as Exhibits 99.A and 99.B to this report. The Company will furnish a copy of such exhibits without charge upon the written request of a stockholder addressed to Stock Registrar, Peter Kiewit Sons', Inc., 1000 Kiewit Plaza, Omaha, Nebraska 68131.

   The financial statements of an equity investee (RCN) are required by Rule 3.09 and are incorporated by reference from RCN's Form 10-K for the year ended December 31, 1997, filed under Commission File No. 000-22825.

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

23                Consents of Coopers & Lybrand LLP

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

(c) Includes $.80 per share for dividends on Class C declared in 1997 but paid in January 1998.

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

   Level 3's share:
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

   Level 3's share:
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

   The following is summarized financial information of the three entities created as result of the C-TEC restructuring:

   Operations (dollars in millions)               1997     1996       1995

   Commonwealth Telephone Enterprises

   Revenue                                       $  197   $  186     $  174
   Net income available to common stockholders       20       20         31

 Level 3's share:
   Net income                                        10       10         15
   Goodwill amortization                             (1)      (1)         1
                                                 ------   ------     ------
   Equity in net income                          $    9   $    9     $   16
                                                 ======   ======     ======

   Cable Michigan

   Revenue                                       $   81   $   76     $   60
   Net loss available to common stockholders         (4)      (8)       (10)

   Level 3's share:
   Net loss                                          (2)      (4)        (5)
   Goodwill amortization                             (4)      (4)        (4)
                                                 ------   ------      -----
   Equity in net loss                            $   (6)  $   (8)     $  (9)
                                                 ======   ======      =====

   RCN Corporation

   Revenue                                       $  127   $  105      $  91
   Net (loss) income available to
    common stockholders                             (52)      (6)         2

   Level 3's share:
   Net (loss) income                                (26)      (3)         1
   Goodwill amortization                              -       (3)         1
                                                 ------   ------      -----
    Equity in net (loss) income                  $  (26)  $   (6)     $   2
                                                 ======   ======      =====


                                  Commonwealth
                                    Telephone       Cable         RCN
                                   Enterprises     Michigan    Corporation
Financial Position (in millions)  1997     1996   1997   1996    1997    1996

 Current assets                  $  71    $  51  $  23   $  10  $  698  $ 143
 Other assets                      303      266    120     139     453    485
                                 -----    -----  -----   -----  ------  -----
  Total assets                     374      317    143     149   1,151    628

 Current liabilities                76       59     16      24      70     57
 Other liabilities                 260      189    166     190     708    175
 Minority  interest                  -        -     15      15      16      5
                                 -----    -----  -----   -----  ------  -----
  Total liabilities                336      248    197     229     794    237
                                 -----    -----  -----   -----  ------  -----

  Net assets (liabilities)       $  38    $  69  $ (54)  $ (80) $  357  $ 391
                                 =====    =====  =====   =====  ======  =====

 Level 3's Share:
  Equity in net assets           $  18    $  33  $ (26)  $ (38) $  173  $ 189
  Goodwill                          57       58     72      75      41     41
                                 -----    -----  -----   -----  ------  -----
                                 $  75    $  91  $  46   $  37  $  214 $  230
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

   Scheduled maturities of long-term debt through 2002 are as follows (in millions): 1998 - $3; 1999 -$6; 2000 - $5; 2001 -
   $6 and $8 in 2002.

(10) Income Taxes

   An analysis of the income tax benefit (provision) attributable to earnings from continuing operations before income taxes and minority interest for the three years ended December 27, 1997 follows:

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


(13) Industry and Geographic Data

   The Company conducts its continuing operations primarily in three reportable segments: information services, telecommunications and coal mining. Other primarily includes CPTC and corporate overhead not attributable to a specific segment and marketable securities.

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

   A summary of the Company's operations by industry and geographic region is as follows:

                          Telecom-
Industry Data             munications
(dollars in   Information C-TEC       Coal             Discontinued
 millions)    Services    Entities)   Mining   Other   Operations   Consolidated

1997

Revenue        $   94      $     -     $  222  $   16     $    -       $   332
Operating
 Earnings         (16)           -         82     (23)         -            43
Equity Losses,
 net                -          (23)         -     (20)         -           (43)
Identifiable
 Assets            61          336        499     588      1,295         2,779
Capital
 Expenditures      14            -          3       9          -            26
 Depreciation,
    Depletion &
    Amortization    8            -          8       8          -            24

 1996

Revenue        $   42       $  367     $  234   $   9     $    -        $  652
Operating
 Earnings          (3)          31         94     (35)         -            87
Equity Losses,
 net               (1)          (1)         -      (7)         -            (9)
Identifiable
 Assets            29        1,100        387     380      1,170         3,066
Capital
 Expenditures      11           87          2      17          -           117
Depreciation,
 Depletion &
 Amortization      10          106         12       4          -           132


 1995

Revenue       $   36       $   325     $  216   $   3     $    -        $  580
Operating
 Earnings          4            37         77     (73)         -            45
Equity
 Losses, net       -            (3)         -      (2)         -            (5)
Identifiable
 Assets           34         1,143        368     614        786         2,945
Capital
 Expenditures      6            72          4      36          -           118
Depreciation,
 Depletion &
 Amortization      5            81          7       3          -            96


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

(15) Fair Value of Financial Instruments

  The carrying and estimated fair values of Level 3's financial instruments are as follows:

                                            1997                1996
                                      Carrying Fair         Carrying Fair
(dollars in millions)                  Amount  Value          Amount Value

 Cash and cash equivalents (Note 6)    $  87   $  87          $  147 $ 147
 Marketable securities (Note 6)          678     678             372   372
 Restricted securities (Note 6)           22      22              17    17
 Investment in equity securities
  (Notes 6 & 7)                            -       -              75    75
 Investment in C-TEC entities (Note 7)   335     776             355   315
 Investments in discontinued
  operations (Note 3)                    643     854             608   960
 Long-term debt (Notes 6 & 9)            140     140             377   384


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




