Form 10-K/A
period 1997-12-27
LEVEL 3 COMMUNICATIONS INC
filed 1998-04-27
CIK 794323

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                               FORM 10-K/A
                            Amendment No. 2 to
               Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For the fiscal year ended                                    Commission File
December 27, 1997                                             Number 0-15658

                        LEVEL 3 COMMUNICATIONS, INC.
                (formerly known as Peter Kiewit Sons', Inc.)
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


                               (402) 536-3677
                       (Registrant's telephone number,
                             including area code)


          Securities registered pursuant to Section 12(b) of the Act:
                                   None.
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's stock ("Common Stock") held by nonaffiliates as of March 15, 1998 was $7.3 billion, based on the closing price of the registrant's common stock on the NASDAQ OTC Bulletin Board on that date.

     As of March 15, 1998, 146,943,752 shares of the Common Stock were outstanding.

                              INTRODUCTION

	This Form 10-K/A amends the Form 10-K filed by Peter Kiewit Sons', Inc. (the "Company") on March 31, 1998, as amended by a
Form 10-K/A Amendment No. 1 to Form 10-K filed by the Company on April 23, 1998. This Form 10-K/A is being filed solely to set forth the information required by Part III (Items 10, 11, 12 and 13) of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company's original Form 10-K filing. This Form 10-K/A amends Part III of the Company's original Form 10-K filing only, and all other portions of the Company's original 10-K filing remain in effect.

	On March 31, 1998, the Company exchanged for all of its then outstanding Class C Stock for all of the capital stock of a subsidiary (the "Construction Subsidiary") holding the stock of Kiewit Construction Group Inc. ("KCG"), the construction subsidiary of the Company (the "Split-Off"). In connection with the Split-Off, the Company was renamed "Level 3
Communications, Inc." and the Construction Subsidiary was renamed "Peter Kiewit Sons', Inc." (In this Form 10-K/A, the
Construction Subsidiary is referred to as "New PKS").


ITEM 10.   MANAGEMENT

Directors and Executive Officers

	Set forth below is information as of April 27, 1998 about each director and executive officer of the Company, including his business experience during the past five years.

Name			              Age Position

Walter Scott, Jr.		  66	 Chairman of the Board
James Q. Crowe	      48	 President, Chief Executive Officer and Director
R. Douglas Bradbury	 47  Executive Vice President, Chief Financial Officer
                           and Director
Kevin J. O'Hara		    37  Executive Vice President and Chief Operating Officer
Terrence J. Ferguson	55  Senior Vice President, General Counsel and Secretary
Robert B. Daugherty	 75	 Director
William L. Grewcock	 72 	Director
Charles M. Harper	   70	 Director
Richard R. Jaros	    46	 Director
Robert E. Julian		   58	 Director
David C. McCourt	    40	 Director
Kenneth E. Stinson	  55	 Director
Michael B. Yanney	   63	 Director

	Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of New PKS since the Split-Off. Mr. Scott is also a director of Berkshire Hathaway Inc., Burlington Resources Inc., CalEnergy Company, Inc. ("CalEnergy"), ConAgra, Inc., Commonwealth Telephone
Enterprises Inc. ("Commonwealth Telephone"), RCN Corporation ("RCN"), U.S. Bancorp and Valmont Industries, Inc.

	James Q. Crowe has been the President and Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was President and Chief Executive Officer of MFS Communications Company, Inc. ("MFS") from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of WorldCom, Inc. ("WorldCom") from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996. Mr. Crowe is presently a director of Commonwealth Telephone, RCN and InaCom Communications, Inc.

	R. Douglas Bradbury has been Executive Vice President and Chief Financial Officer of the Company since August 1997 and a director of the Company since March 1998. Mr. Bradbury served as Chief Financial Officer of MFS from 1992 to 1996, Senior Vice President of MFS from 1992 to 1995, and Executive Vice President of MFS from 1995 to 1996.

	Kevin J. O'Hara has been Executive Vice President of the Company since August 1997, and Chief Operating Officer of the Company since March 1998. Prior to that, Mr. O'Hara served as President and Chief Executive Officer of MFS Global Network Services, Inc. from 1995 to 1997, and as Senior Vice President of MFS and President of MFS Development, Inc. from October 1992 to August 1995. From 1990 to 1992, he was a Vice President of MFS Telecom, Inc. ("MFS Telecom").

	Terrence J. Ferguson has been Senior Vice President, General Counsel and Secretary of the Company since August 1997. Prior to that he was a Senior Vice President of MFS from September 1992 to February 1997, General Counsel from January 1992 to February 1997 and Secretary from November 1991 to February 1997.

	Robert B. Daugherty has been a director of the Company since January 1986. Mr. Daugherty has been a Director of Valmont
Industries, Inc. for more than the past five years, and formerly was Chairman of the Board and Chief Executive Officer of Valmont
Industries, Inc.

	William L. Grewcock has been a director of the Company since January 1968. Prior to the Split-Off, Mr. Grewcock was Vice
Chairman of the Company for more than five years.

	Charles M. Harper has been a director of the Company since January 1986. Mr. Harper was Chairman of the Board of RJR
Nabisco Holdings Corp. ("RJR Nabisco") from May 1993 to May
1996 and Chief Executive Officer of RJR Nabisco from May 1993 to December 1995. Prior to that, Mr. Harper was Chairman of the Board and Chief Executive Officer of ConAgra, Inc. Mr. Harper is currently a director of ConAgra, Inc., E.I. DuPont de Nemours and Company, Norwest Corporation and Valmont Industries, Inc.

	Richard R. Jaros has been a director of the Company since June 1993 and served as President of the Company from 1996 to 1997. Mr. Jaros served as Executive Vice President of the Company from 1993 to 1997 and Chief Financial Officer of the Company from 1995 to 1997. He also served as President and Chief Operating Officer of CalEnergy from 1992 to 1993, and is presently a director of CalEnergy, Commonwealth Telephone and RCN.

	Robert E. Julian has been a director of the Company since March 31, 1998. Mr. Julian has also been Chairman of the Board of PKSIS since 1995. From 1992 to 1995 Mr. Julian served as Executive Vice President and Chief Financial Officer of the Company.

	David C. McCourt has been a director of the Company since March 31, 1998. Mr. McCourt has also served as Chairman and Chief Executive Officer of Commonwealth Telephone, Cable Michigan, Inc. and RCN since October 1997. From 1993 to 1997 Mr. McCourt served as Chairman of the Board and Chief Executive Officer of C-TEC Corporation. Mr. McCourt is also a director of Mercom, Inc.

	Kenneth E. Stinson has been a director of the Company since January 1987. Mr. Stinson has been Chairman of the Board and
Chief Executive Officer of New PKS since the Split-Off. Prior to the Split-Off, Mr. Stinson was Executive Vice President of the Company for more than the last five years. Mr. Stinson is also a director of ConAgra, Inc. and Valmont Industries, Inc.

	Michael B. Yanney has been a director of the Company since March 31, 1998. He has served as Chairman of the Board,
President and Chief Executive Officer of America First Companies L.L.C. for more than the last five years. Mr. Yanney is also a director of Burlington Northern Santa Fe Corporation, RCN, Forest Oil Corporation and Mid-America Apartment Communities, Inc.


ITEM 11.   COMPENSATION

1997 Executive Officer and Director Compensation

	The table below shows the annual compensation of the chief executive officer and the next four most highly compensated executive officers of the Company for the 1997 fiscal year (the
"Named Executive Officers").


                         Annual Compensation

Name and                                                  Other Annual
Principal Position       Year     Salary ($) Bonus ($)    Compensation ($)

Walter Scott, Jr.
Chief Executive Officer  1997     872,551    2,000,000     191,109(1)
                         1996     715,000    2,000,000     276,400
                         1995     630,000    1,250,000     157,800


Kenneth E. Stinson
Executive Vice
President                1997     476,669    1,500,000
                         1996     402,500      900,000
                         1995     351,300      600,000


Richard Geary
Executive Vice
President of KCG         1997     285,919      770,000
                         1996     270,750      600,000
                         1995     252,800      525,000


George B. Toll, Jr.
Executive Vice
President of KCG         1997     257,705      650,000
                         1996     231,250      500,000
                         1995     201,250      400,000


Allan K. Kirkwood
Senior Vice President of
Kiewit Pacific Co., a
KCG subsidiary           1997     221,250      360,000
                         1996     192,350      310,000
                         1995     166,150      240,000

(1)	Other Annual Compensation means perquisites and other
personal benefits received by each of the Named
Executive Officers, if over $50,000. The only reportable amounts are the non-business use of Company aircraft attributable to Mr. Scott. Aircraft usage values are calculated under federal income tax regulations and are reported as taxable income by Mr.
Scott.

	Each of the Named Executive Officers other than Mr. Scott set forth above is now employed by New PKS and is no longer an officer of the Company. Mr. Scott continues as Chairman of the Board of the Company, but is no longer the Chief Executive Officer of the Company. Richard R. Jaros, who resigned as an Executive Vice President of the Company effective July 31, 1997, received a salary of $458,574 and a bonus of $262,350 for fiscal year 1997. Messrs. Crowe, Bradbury, O'Hara and Ferguson, the four current executive officers of the Company who were employed by the Company during 1997, were paid salaries for 1997 of $144,129, $102,564, $82,051 and $52,019 respectively, and no other reportable compensation, during 1997. Each such executive officer was employed by the Company for only part of fiscal year 1997.

	During 1997, each of the directors of the Company who were not employed by the Company during 1997 received directors fees consisting of an annual retainer of $30,000 (pro-rated in the case of Mr. Crowe, who was employed by the Company for part of
1997) and fees of $1,200 per board meeting and $1,500 for the annual shareholder's meeting.

Compensation Committee Interlocks and Insider Participation

	Prior to the Split-Off, the Compensation Committee of the Company consisted of Messrs. Daugherty and Harper and Mr. Peter Kiewit, Jr., none of whom is an officer or employee of PKS. Each of Messrs. Daugherty, Harper and Kiewit purchased Common Stock from PKS in 1997. See "Certain Relationships and Related Transactions."

	After the Split-Off, the Compensation Committee of the Company consists of Messrs. Yanney, McCourt and Jaros, none of whom is an officer or employee of the Company. Each of Messrs. Yanney and McCourt purchased Common Stock from the Company in 1997. Mr. Jaros has entered into a separation agreement with the Company, pursuant to which, among other things, he has received certain severance payments. See "Certain Relationships and Related Transactions."

Change in Control Arrangements

	The Company's 1995 Stock Plan (the "Plan") provides that upon a change in control of the Company (as defined in the Plan),
(i) all awards under the Plan shall become immediately vested and
(ii) the Committee may cancel any outstanding awards under the Plan upon ten days' advance written notice, and pay the value of such awards to the holders thereof in cash or stock. Messrs. Crowe, Bradbury, O'Hara and Ferguson are all participants in the Plan.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of March 31, 1998 by the Company's directors, certain executive officers and directors and executive officers as a group, and each person known by the Company to beneficially own more than 5% of the outstanding Common Stock.

                      						Number of Shares of       	Percent of
		Name(1)	               		    Common Stock           Common Stock

		Walter Scott, Jr.(2)	         17,686,247            				12.1%
		James Q. Crowe	                5,666,360	                3.9%
		R. Douglas Bradbury	       		  1,277,595          		        *
 	Kevin J. O'Hara(3)         	     878,080	                   *
		Robert B. Daugherty		    	          -		                     *
		William L. Grewcock(4)		    	  5,762,070		               3.9%
		Charles M. Harper		       	       95,000	          	        *
		Richard R. Jaros(5)			         1,748,749		               1.2%
		Robert E. Julian	         			  1,996,790	             	  1.4%
		David C. McCourt			               57,500		                  *
		Kenneth E. Stinson			            150,280		                  *
		Michael B. Yanney		       	       50,000		                  *
		Directors and Executive
   Officers as a Group         	35,886,556	              	24.2%
		Donald L. Sturm(6)        			  9,111,875		               6.2%
		_______________

		*Less than 1%

(1)	The address of each person set forth above other than Mr.
Sturm is c/o the Company, 3555 Farnam Street, Omaha,
Nebraska 68131.

(2)	Includes 49,850 shares of Common Stock held by the Suzanne
Scott Irrevocable Trust as to which Mr. Scott shares voting and investment powers, and 30,769 shares of Common Stock to be owned by Mr. Scott as a result of the conversion of the 80,000 shares of Class R Stock owned currently by Mr. Scott, assuming a Conversion Value (as defined in the Level 3
Certificate of Incorporation) of $25 and a stock price of $65 per share.

(3)	Includes 23,000 shares of Common Stock held by Kevin J.
O'Hara Family LTD Partnership.

(4)	Includes 577,320 shares of Common Stock held by Grewcock
Family Limited Partnership.  Includes 175,615 shares of
Common Stock held by the Bill & Berniece Grewcock Foundation as to which Mr. Grewcock shares voting and investment powers, and 630 shares of Common Stock to be owned by Mr. Grewcock as a result of the conversion of the 1,638 shares of Class R Stock owned currently by Mr. Grewcock, assuming a Conversion Value of $25 and a stock price of $65 per share.

(5)	Includes 185,000 shares of Common Stock held by the Jaros
Family Limited Partnership.  Includes 1,000,000 shares of
Common Stock subject to options granted to Mr. Jaros.  See
"Certain Relationships and Related Transactions."

(6)	Mr. Sturm's business address is 3033 East First Avenue,
Denver, Colorado 80206. Based on the Company's records as of February 28, 1998, Mr. Sturm owns 7,805,155 shares of
Common Stock, and has voting and investment power with respect to 1,306,720 shares held by trusts and partnerships established for family members.


ITEM 13.   CERTAIN TRANSACTIONS AND RELATIONSHIPS

	In connection with his retention as Chief Executive Officer of the Company, Mr. Crowe entered into an engagement agreement
(the "Engagement Agreement") with the Company. Under the Engagement Agreement, the Company acquired from Mr. Crowe, Mr. Bradbury and Mr. Ferguson, Broadband Capital Group, L.L.C., a company formed to develop investment opportunities, for a purchase price of $68,523, the owners' cash investment in that company. Pursuant to the Engagement Agreement, the Company sold 5,000,000 shares of Common Stock to Mr. Crowe and 1,250,000 shares of Common Stock to Mr. Bradbury, in each case at $10.85 per share. The Engagement Agreement also provided that the Company would make available for sale, from time to time prior to the consummation of the Split-Off, to certain employees of the Company designated by Mr. Crowe, including Mr. O'Hara and Mr. Ferguson, in connection with the implementation of the current business plan of the Company ("Employees"), up to an aggregate of 5,250,000 shares of Common Stock at $10.85 per share.

	The Company entered into agreements with each Business Plan Employee that provided that the Company may repurchase any Common
Stock sold to the Business Plan Employee if the Business Plan
Employee resigns at any time before January 1, 1999.

	On August 5, 1997, the Company purchased a jet aircraft from a company controlled by Mr. Crowe for $5.7 million, the price paid by the company for the aircraft in June 1997. The Company and Mr. Crowe have entered into an aircraft operating lease, under which Mr. Crowe may lease the aircraft for personal use at rates specified by certain Federal Aviation Administration regulations. The Company anticipates that Mr. Crowe will lease approximately 15% of the aircraft's annual flight time, and will pay the Company approximately $70,000 per year at the current lease rate.

	The Company entered into a separation agreement with Mr. Jaros, a director of the Company, in connection with the resignation of Mr. Jaros as President of Kiewit Diversified Group Inc., a subsidiary of the Company, effective July 31, 1997.
Under the separation agreement, the Company paid Mr. Jaros $1.8 million on July 31, and agreed to pay Mr. Jaros the balance of his 1997 salary ($187,500) between August 1 and December 31, 1997 and a bonus payment of $262,350 when the Company made its customary executive bonus payments in 1998. The Company also agreed to amend the option agreements with Mr. Jaros with respect to the options to purchase 750,000 shares of Common Stock at $8.08 per share granted to Mr. Jaros in 1995, and the options to purchase 250,000 shares of Common Stock at $9.90 per share granted to Mr. Jaros in 1996, to provide that those options would be fully vested on July 31, 1997, and would be exercisable at any time during the ten-year term of the original option agreements.

	In December 1996, the Company agreed to sell 50,000 shares of Common Stock to Mr. Harper, 50,000 shares of Common Stock to Mr. Daugherty and 40,000 shares of Common Stock to Mr. Kiewit, in each case at $9.90 per share. Those stock purchase transactions were consummated in March 1997.

	In October 1997, the Company sold 50,000 shares of Common
Stock to Mr. Yanney and 50,000 shares of Common Stock to Mr.
McCourt, in each case at $10.85 per share.

	The Company loaned George B. Toll, Jr. $800,000 during 1994 in connection with the purchase of a residence and relocation expenses. The full principal amount of his demand note payable to the Company is currently outstanding. Mr. Toll was a director and executive officer of the Company prior to the Split-Off, but is no longer either a director or executive officer of the Company.



                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 1998.


                                    LEVEL 3 COMMUNICATIONS, INC.


                                    By:  /s/ James Q. Crowe
                                         James Q. Crowe
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of April, 1998.



/s/ James Q. Crowe			  		           Chairman of the Board and President
James Q. Crowe 		                			(Director and Principal Executive Officer)


/s/ R. Douglas Bradbury             Chief Financial Officer
R. Douglas Bradbury	                (Director and Principal Financial Officer)


/s/ Eric J. Mortensen          					Controller
Eric J. Mortensen              					(Principal Accounting Officer)


/s/ Walter Scott, Jr.	          				/s/ Robert B. Daugherty
Walter Scott, Jr., Director   						Robert B. Daugherty, Director


/s/ William L. Grewcock        					/s/ Charles M. Harper
William L. Grewcock, Director	   			Charles M. Harper, Director


/s/ Richard R. Jaros					           /s/ Robert E. Julian
Richard R. Jaros, Director	      			Robert E. Julian, Director


/s/ David C. McCourt           					/s/ Kenneth E. Stinson
David C. McCourt, Director				      Kenneth E. Stinson, Director


/s/ Michael B. Yanney
Michael B. Yanney, Director