Form 10-Q
period 1998-03-31
LEVEL 3 COMMUNICATIONS INC
filed 1998-05-15
CIK 794323

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


 (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1998

                               or

    [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period__________to__________

                 Commission file number  0-15658

                  LEVEL 3 COMMUNICATIONS, INC.
     (Exact name of registrant as specified in its charter)

Delaware                                               47-0210602
(State of Incorporation)                         (I.R.S. Employer
                                              Identification No.)

3555 Farnam Street, Omaha, Nebraska                         68131
(Address of principal executive offices)                (Zip Code)

                         (402)-536-3677
                 (Registrant's telephone number,
                      including area code)
                    Peter Kiewit Sons', Inc.
           (Former name if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

The number of shares outstanding of each class of the issuer's common stock, as of May 1, 1998:

          Common Stock                        149,677,680 shares
          Class R Convertible Common Stock      6,538,231 shares


                  LEVEL 3 COMMUNICATIONS, INC.

                 Part I - Financial Information

Item 1.   Financial Statements:

     Consolidated Condensed Statements of Earnings
     Consolidated Condensed Balance Sheets
     Consolidated Condensed Statements of Cash Flows
     Consolidated Statement of Changes in Stockholders' Equity
     Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   Part II - Other Information

Item 2.  Changes in Securities

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                  LEVEL 3 COMMUNICATIONS, INC.
          Consolidated Condensed Statements of Earnings
                           (unaudited)
                                                Three Months Ended
                                                    March 31,
(dollars in millions, except per share data)       1998     1997

Revenue                                          $   87  $    80

Costs and Expenses:
  Operating expenses                                 42       39
  Depreciation and amortization                       6        5
  General and administrative expenses                48       16
                                                 ------   ------
     Total costs and expenses                        96       60
                                                 ------   ------

Earnings (Loss) from Operations                      (9)      20

Other Income (Expense):
  Interest income                                    26        7
  Interest expense                                   (4)      (3)
  Other, principally equity losses of
     unconsolidated entities                        (22)      (3)
                                                  -----   ------
     Total other income                               -        1
                                                  -----   ------

Earnings (Loss) Before Income Taxes and
  Discontinued Operations                            (9)      21

Income Tax (Provision) Benefit                        3       (5)
                                                  -----    -----

Earnings (Loss) from Continuing Operations           (6)      16

Discontinued Operations:
  Gain on separation of construction operations     608       -
  Gain on disposition of energy business,
    net of income tax expense of $174               324       -
  Energy, net of income tax expense of $2             -       4
  Construction, net of income tax expense of $10      -      15
                                                  -----   -----
     Earnings from discontinued operations          932      19
                                                  -----   -----

Net Earnings                                      $ 926   $  35
                                                  =====   =====

Earnings (Loss) Per Share:

Continuing Operations:
  Basic                                         $(0.04)   $0.12
                                                ======    =====
  Diluted                                       $(0.04)   $0.12
                                                ======    =====
Discontinued Operations:
  Basic                                         $ 6.38    $0.04
                                                ======    =====
  Diluted                                       $ 6.38    $0.04
                                                ======    =====
Net Earnings:
  Basic                                         $ 6.34    $0.16
                                                ======    =====
  Diluted                                       $ 6.34    $0.16
                                                ======    =====
Net Earnings excluding gain on split-off
  of construction operations:
  Basic                                         $ 2.18    $0.16
                                                ======    =====
  Diluted                                       $ 2.18    $0.16
                                                ======    =====

See accompanying notes to consolidated condensed financial statements.



                  LEVEL 3 COMMUNICATIONS, INC.
              Consolidated Condensed Balance Sheets


                                                March 31,  December 27,
                                                   1998       1997
(dollars in millions, except per share data)
(unaudited)

Assets
Current Assets
 Cash and cash equivalents                        $  806     $  87
 Marketable securities                             1,289       678
 Restricted securities                                24        22
 Accounts receivable                                  54        42
 Investment in discontinued operations - energy        -       643
 Other                                                24        22
                                                  ------     -----
Total Current Assets                               2,197     1,494

Property, Plant and Equipment, less
  accumulated depreciation and amortization
  of $224 and $228                                   192       184
Investments                                          342       383
Investment in discontinued
  operations - construction                            -       652
Other Assets                                          63        66
                                                  ------     -----
                                                  $2,794    $2,779
                                                  ======    ======


See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC.
              Consolidated Condensed Balance Sheets

                                                     March 31,  December 27,
                                                        1998        1997
(dollars in millions, except per share data)
(unaudited)

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                     $   54      $   31
  Current portion of long-term debt                         4           3
  Accrued reclamation and other mining costs               14          19
  Deferred income taxes                                    14          15
  Income taxes payable                                    198           -
  Other                                                    20          21
                                                        -----       -----
Total Current Liabilities                                 304          89

Long-Term Debt, less current portion                      137         137
Deferred Income Taxes                                      66          83
Accrued Reclamation  Costs                                101         100
Other Liabilities                                         137         140

Stockholders' Equity:
 Preferred stock, no par value, authorized 250,000
  shares;
   no shares outstanding in 1998 and 1997                  -            -
  Common Stock, $.01 par value in 1998:
     Common Stock (Class D in 1997), authorized
        500,000,000 shares;
        147,199,552 shares outstanding in 1998 and
        135,517,140 outstanding in 1997                     1           8
     Class R Common Stock, authorized 8,500,000 shares;
        6,538,231 shares outstanding in 1998
        and no shares outstanding in 1997                   -           -
     Class B, authorized 8,000,000 shares; no shares
        outstanding in 1998 or 1997                         -           -
     Class C, authorized 125,000,000 shares; no shares
        outstanding
        in 1998 and 10,132,343 outstanding in 1997          -            1
  Additional paid-in capital                              447          427
  Accumulated other comprehensive income (loss)            13           (5)
  Retained earnings                                     1,588        1,799
                                                       ------       ------
Total Stockholders' Equity                              2,049        2,230
                                                       ------       ------
                                                       $2,794       $2,779
                                                       ======       ======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC.
         Consolidated Condensed Statements of Cash Flows
                                (unaudited)

                                                     Three Months Ended
                                                          March 31,
(dollars in millions)                                 1998          1997

Cash flows from continuing operations:
   Net cash provided by continuing operations       $    17       $   108

Cash flows from investing activities:
 Proceeds from sales and maturities of
   marketable securities                                819            25
 Purchases of marketable securities                  (1,422)          (14)
 Investments                                             (3)          (25)
 Proceeds from sale of property, plant and
   equipment and other investments                       20             -
 Capital expenditures                                   (18)           (7)
 Other                                                    -            (2)
                                                      -----         -----
     Net cash used in investing activities             (604)          (23)

Cash flows from financing activities:
 Payments on long-term debt including
   current portion                                       (2)            -
 Issuances of common stock                               17             -
 Proceeds from exercise of stock options                 10             -
 Dividends paid                                           -           (12)
 Exchange of Class C Stock for Common Stock, net        122            71
 Other                                                    -             1
                                                     ------         -----
     Net cash provided by financing activities          147            60

Cash flows from discontinued operations:
 Proceeds from sale of energy operations              1,159             -
 Investments in discontinued energy operations            -           (13)
                                                     ------         -----
  Net cash provided by (used in) discontinued
    operations                                        1,159           (13)

Cash and cash equivalents of C-TEC at the
  beginning of 1997                                       -           (76)
                                                      -----         -----

Net change in cash and cash equivalents                 719            56

Cash and cash equivalents at beginning of year           87           147
                                                     ------         -----

Cash and cash equivalents at end of period           $  806         $ 203
                                                     ======         =====

The activities of the Construction & Mining Group have been removed from the Consolidated Condensed Statements of Cash Flows.

See accompanying notes to consolidated condensed financial statements.

                       LEVEL 3 COMMUNICATIONS, INC.
          Consolidated Statement of Changes in Stockholders' Equity
               For the three months ended March 31, 1998
                              (unaudited)


                Class  Common  Class
                 B&C   Stock     R     Additional   Other
(dollars       Common (Class D  Common  Paid-in   Comprehensive Retained
 in millions)   Stock  in 1997)  Stock   Capital   Income(Loss)  Earnings Total
Balance at
 December 28,
   1997        $   1  $   8     $   -    $  427    $  (5)       $1,799  $2,230

Common Stock:
 Issuance of
  Common Stock     -      -         -        17        -             -      17
 Stock options
   exercised       -      1         -         9        -             -      10
 Designation of
  par value
  to $.01          -     (8)        -         8        -             -       -
 Stock option
  grants           -      -         -         2        -             -       2
 Income tax
  benefit from
  exercise of
  options         -       -         -         1        -             -       1
Issuance of
  Class R Stock   -       -         -        92        -           (92)      -
Class C Stock:
 Repurchases      -      -          -       (25)       -             -     (25)
 Conversion of
   debentures     -      -          -        10        -             -      10
Net earnings      -      -          -         -        -           926     926
Other
 comprehensive
 income           -      -          -         -        3             -       3
Split-off of
 the Construction
 & Mining Group  (1)     -          -       (94)      15        (1,045) (1,125)
               ----   ----       ----     -----     ----       -------  ------
Balance at
 March 31,
  1998         $  -   $  1       $  -     $ 447     $ 13       $ 1,588  $2,049
               ====   ===        ====     =====     ====       =======  ======



See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC.

      Notes to Consolidated Condensed Financial Statements


1.   Basis of Presentation

The   consolidated   condensed   balance   sheet   of   Level   3
Communications, Inc. and subsidiaries ("Level 3" or "the Company"), at December 27, 1997 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 27, 1997. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

In  1997,  the  Company  agreed to  sell  its  energy  assets  to
CalEnergy Company, Inc. ("CalEnergy") and to separate the Construction & Mining Group from the Diversified Group. On January 2, 1998, the Company completed the sale of its energy assets to CalEnergy. On March 31, 1998 the Company completed the split-off of the Construction & Mining Group to stockholders that held Class C Stock. Therefore, the assets and liabilities and results of operations of both businesses were classified as discontinued operations on the consolidated condensed balance sheet, statements of earnings and cash flows for all periods presented.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

On  May  1, 1998, the Company's Board of Directors changed  Level
3's fiscal year end from the last Saturday in December to a calendar year end. The additional five days in the 1998 fiscal year will be reflected in the Company's Form 10-K.

Where   appropriate,  items  within  the  consolidated  condensed
financial statements have been reclassified from the previous periods to conform to current year presentation.

2.   Reorganization - Discontinued Construction Operations

On  March  31, 1998 a separation of the Company's Construction  &
Mining Group and Diversified Group was completed through the split-off of the Construction and Mining Group ("the Split-off").

The Company recognized a gain of $608 million equal to the difference between the carrying value of the Construction & Mining Group and its fair value in accordance with the Financial Accounting Standards Board Emerging Issues Tax Force Issue 96-4. No taxes were provided on this gain due to the tax-free nature of the Split-off. The Company then reflected the fair value of the Construction & Mining Group as a distribution to the Class C stockholders.

In connection with the Split-off, Level 3 and the Construction  &
Mining   Group  entered  into  various  agreements  including   a
Separation Agreement, a Tax Sharing Agreement and an amended Mine
Management Agreement.

The Separation Agreement, as amended, provides for the allocation of certain risks and responsibilities between Level 3 and the Construction & Mining Group and for cross-indemnifications that are intended to allocate financial responsibility to the Construction & Mining Group for liabilities arising out of the construction business and to allocate to Level 3 financial responsibility for liabilities arising out of the non-construction businesses. The Separation Agreement also allocates certain corporate-level risk exposures not readily allocable to either the construction businesses or the non-construction businesses.

Under the Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the Split-off, Level 3 and the Construction & Mining Group generally will be responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the non-construction businesses and construction businesses, respectively. The Tax Sharing Agreement also provides that Level 3 and the Construction & Mining Group will indemnify the other from certain taxes and expenses that would be assessed if the Split-off were determined to be taxable, but solely to the extent that such determination arose out of the breach by Level 3 or the Construction & Mining Group, respectively, of certain representations made to the Internal Revenue Service in connection with the ruling issued with respect to the Split-off. If the Split-off were determined to be taxable for any other reason, those taxes would be allocated equally to Level 3 and the Construction & Mining Group. Finally, under certain circumstances, Level 3 would make certain liquidated damage payments to the Construction & Mining Group if the Split-off was determined to be taxable, in order to indirectly compensate Class C stockholders for taxes assessed upon them in that event.

In connection with the Split-off, the Mine Management Agreement, pursuant to which the Construction & Mining Group provides mine management and related services to Level 3's coal mining operations, was amended to provide the Construction & Mining Group with a right of offer in the event that Level 3 were to determine to sell any or all of its coal mining properties. Under the right of offer, Level 3 would be required to offer to sell those properties to the Construction & Mining Group. If the Construction & Mining Group were to decline to purchase the properties at that price, Level 3 would be free to sell them to a third party for an amount greater than or equal to that price. If Level 3 were to sell the properties to a third party, thus terminating the Mine Management Agreement, it would be required to pay the Construction & Mining Group an amount equal to the discounted present value of the Mine Management Agreement, determined, if necessary, by an appraisal process.

Following the Split-off, the Company's Common Stock began trading on  The Nasdaq National Market on April 1, 1998, under the symbol
"LVLT".   In  connection  with  the Split-off,  the  construction
business was renamed "Peter Kiewit Sons', Inc." and the Class D Stock became the common stock of Level 3 Communications, Inc. ("Common Stock"). Accordingly, the separate financial statements of Peter Kiewit Sons', Inc. should be obtained to review the financial position of the Construction & Mining Group as of March 31, 1998 and December 27, 1997, and the results of operations for the three months ended March 31, 1998 and 1997.

The Company's certificate of incorporation gave stockholders the right to exchange their Class C Stock for Class D Stock under a set conversion formula. That right was eliminated as a result of the Split-off. To replace that conversion right, Class C stockholders received 6.5 million shares of a new Class R Convertible Stock ("Class R Stock") in January 1998, which is convertible into Level 3 Common Stock in accordance with terms ratified by stockholders in December 1997. The Company reflected in the equity accounts the exchange of the conversion right and issuance of the Class R Stock at its fair value of $92 million at the date of the Split-off.

On May 1, 1998, the Board of Directors of Level 3 Communications, Inc. determined to force conversion of all shares of the
Company's Class R Stock into common stock of the Company, effective May 15, 1998. The Class R Stock will be converted into Level 3 Common Stock in accordance with the formula set forth in the Certificate of Incorporation of the Company. The formula provides for a conversion ratio equal to $25, divided by the average of the midpoints between the high and low sales prices for Level 3 Common Stock on each of the fifteen trading days during the period beginning April 9 and ending April 30. That average for that period was $64.28125. Accordingly, each holder of Class R Stock will receive .3889 of a share of Level 3 Common Stock for each share of Class R Stock held. As a result of the forced conversion, certain adjustments will be made to the cost sharing and risk allocation provisions of the Separation Agreement and Tax Sharing Agreement between Level 3 and Peter
Kiewit Sons', Inc. which will reduce the costs and risks allocated to the Company.

The  Company intends to become a facilities-based provider  (that is,  a provider that owns or leases a substantial portion of  the plant,  property and equipment necessary to provide its services)
of  a broad range of integrated communications services. To reach this goal, the Company plans to expand substantially the business of its PKS Information Services, Inc. subsidiary and to create, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based
communications  network  (the  "Business Plan").   The  Company  is
 designing the network based on IP technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

3.   Discontinued Energy Operations

On January 2, 1998, the Company completed the sale of its energy assets to CalEnergy. Level 3 recognized an after-tax gain on the disposition of $324 million and the after-tax proceeds of approximately $967 million from the transaction will be used to fund in part the Business Plan. Results of operations for the period through January 2, 1998 were not considered significant and the gain on disposition was calculated using the carrying amount of the energy assets as of December 27, 1997.

4.   Earnings Per Share

Basic  earnings per share have been computed using  the  weighted average  number  of shares during each period.  Diluted  earnings
per   share  have  been  computed  by  including  stock   options
considered to be dilutive common stock equivalents.

The Company had a loss from continuing operations for the period ended March 31, 1998, therefore, no potential common shares related to Company stock options have been included in the computation of the diluted earnings per share calculations. For the period ending March 31, 1997, potentially dilutive stock options are calculated in accordance with the treasury stock method which assumes that proceeds from exercise of all options are used to repurchase common stock at the average market value. The number of shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the options.


The following details the earnings per share calculations for Level 3 Common Stock:

                                                             Three Months
                                                           Ended March 31,
                                                           1998      1997

Earnings (loss) from continuing
 operations (in millions):                               $    (6)   $    16

Earnings from discontinued operations                        932          4
                                                         -------    -------
Net earnings                                             $   926    $    20
                                                         =======    =======

Total number of weighted average shares outstanding
 used to compute basic earnings per
 share (in thousands)                                    146,163    122,207

Additional dilutive stock options                              -        271
                                                         -------    -------

Total number of shares used to compute dilutive
  earnings per share                                     146,163    122,478
                                                         =======    =======
Continuing operations:
  Basic earnings (loss) per share                        $(0.04)    $  0.12
                                                         ======     =======
  Diluted earnings (loss) per share                      $(0.04)    $  0.12
                                                         ======     =======
Discontinued operations:
  Basic earnings per share                               $ 6.38     $  0.04
                                                         ======     =======
  Diluted earnings per share                             $ 6.38     $  0.04
                                                         ======     =======

Net earnings:
  Basic earnings per share                               $ 6.34     $  0.16
                                                         ======     =======
  Diluted earnings  per share                            $ 6.34     $  0.16
                                                         ======     =======

Net  earnings  excluding gain on split-off
 of construction operations
  Basic earnings per share                               $ 2.18     $  0.16
                                                         ======     =======
  Diluted earnings per share                             $ 2.18     $  0.16
                                                         ======     =======

The Company has 10,032,111 options outstanding that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 1998.

Effective December 26, 1997, the Company issued a dividend of four shares of Level 3 Common Stock (previously Class D Stock) for each share of Level 3 Common Stock outstanding. All share information and per share data have been restated to reflect this dividend.

5.        Investments

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

Cable Michigan, Inc. containing the cable television operations in Michigan; and

RCN Corporation, Inc. which consists of RCN Telecom Services; C-TEC, existing cable systems in the Boston-Washington D.C. corridor; and the investment in Megacable S.A. de C.V., a cable operator in Mexico. RCN Telecom Services is a provider of packaged local and long distance telephone, video and internet access services provided over fiber optic networks to residential customers in Boston, New York City and Washington, D.C.

As a result of the restructuring, Level 3 owns less than 50% of each of the outstanding shares and voting rights of each entity, and therefore accounts for each entity using the equity method.

The following is summarized financial information of the three entities created as a result of the C-TEC restructuring for the three  months ended March 31, 1998 and 1997, and as of March  31,
1998 and December 31, 1997(in millions):
                                                       Three Months
                                                        Ended March 31,
Operations                                              1998      1997
Commonwealth Telephone Enterprises:
  Revenue                                               $  53    $  46
  Net income (loss) available to common shareholders        4       (7)
  Level 3's share:
    Net income (loss)                                       2       (3)
     Goodwill amortization                                 (1)      (1)
                                                        -----    -----
      Equity in net income (loss)                       $   1    $  (4)
                                                        =====    =====

Cable Michigan:
  Revenue                                               $  21    $  20
  Net loss available to common shareholders                (1)      (2)
  Level 3's share:
    Net loss                                               (1)      (1)
     Goodwill amortization                                 (1)       -
                                                        -----     ----
      Equity in net loss                                $  (2)    $ (1)
                                                        =====     ====

RCN Corporation:
  Revenue                                               $  40     $ 30
  Net loss available to common shareholders               (68)     (11)
  Level 3's share:
    Net loss                                              (31)      (5)
     Goodwill amortization                                  -        -
                                                        -----    -----
      Equity in net loss                                $ (31)   $  (5)
                                                        =====    =====



                               Commonwealth
                                 Telephone     Cable          RCN
                                Enterprises   Michigan     Corporation
Financial   Position           1998    1997   1998  1997   1998    1997
Current assets                $  63   $   71  $  16 $  23  $ 989  $ 703
Other  assets                   313      303    117   120    589    448
                              -----   ------  ----- -----  -----  -----
Total assets                    376      374    133   143  1,578  1,151

Current liabilities              75       76     18    16    107     70
Other  liabilities              259      260    156   166  1,086    708
Minority interest                 -        -     14    15     23     16
                              -----    -----  ----- -----  -----  -----
  Total liabilities             334      336    188   197  1,216    794
                              -----    -----  -----  ----  -----  -----
   Net assets (liabilities)   $  42    $  38  $ (55) $(54) $ 362  $ 357
                              =====    =====  =====  ====  =====  =====

Level 3's share:
 Equity in net assets
  (liabilities)               $  20    $  18  $ (27) $(26) $ 167  $ 173
 Goodwill                        56       57     71    72     16     41
                              -----    -----  -----  ----  -----  -----
                              $  76    $  75  $  44  $ 46  $ 183  $ 214
                              =====    =====  =====  ====  =====  =====

The Company recognizes gains and losses from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees once any unamortized goodwill associated with the investment has been reduced to a zero balance. During the first quarter of 1998, RCN Corporation issued stock in the acquisition of two Internet service providers. The increase in the Company's proportionate share of RCN Corporation's net assets as a result of these acquisitions reduced unamortized goodwill attributable to the Company's investment in RCN Corporation.

On March 31, 1998 the market value of Level 3's investments in Commonwealth Telephone, Cable Michigan and RCN was $247 million,
$85 million and $668 million, respectively.

6.        Level 3 Stock Plan

Subsequent to the Split-off, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123") when it adopted an outperform stock option program ("OSO"). Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the option. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, they are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions.

The OSO program was designed by the Company so that its stockholders receive a market return on their investment before
OSO  holders  receive any return on their options.   The  Company
believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as
measured   by   the   Standard  &  Poor's  ("S&P")   500   Index.
Participants  in the OSO program do not realize  any  value  from
options  unless the Level 3 Common  Stock price outperforms   the
S&P   500  Index.   When the  stock price gain  is greater   than
the corresponding gain on the S&P 500 Index, the value received for options under the OSO plan is based on a formula involving a
multiplier  related  to  how  much  the  Level  3  Common   Stock
outperforms the S&P 500 Index. To the extent that the Level 3 Common Stock outperforms the S&P 500, the value of OSOs to an option holder may exceed the value of non-qualified stock options.

The Company believes that the fair value method of accounting more appropriately reflects the substance of the transaction between an entity that issues stock options, or other stock-based instruments, and its employees; that is, an entity has granted something of value to an employee (the stock option or other instrument) generally in return for their continued employment and services. The Company believes that the value of the instrument granted to employees should be recognized in financial statements because nonrecognition implies that either the instruments have no value or that they are free to employees, neither of which is an accurate reflection of the substance of the transaction. Although the recognition of the value of the instruments results in compensation expense in an entity's financial statements, the expense differs from other compensation expense in that these charges will not be settled in cash, but rather, generally, through issuance of common stock.

The Company believes that the adoption of SFAS 123 will result in material non-cash charges to operations in 1998 and thereafter. The amount of the non-cash charge will be dependent upon a number of  factors, including the number of options granted and the fair
value  of  each option estimated at the time of its  grant.   The
expense recognized for the three months ended March 31, 1998 was $2 million. On a pro forma basis, adopting SFAS No. 123 would not have had a material impact on the results of operaitons in the first quarter of 1997.

7.   Comprehensive Income

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net earnings, unrealized gains (losses) on securities and foreign currency translation adjustments, which are charged or credited to the cumulative translation account within stockholders' equity.

Comprehensive income for the three months, ended March 31, 1998 and 1997 was as follows (in millions):
                                               Three Months Ended
                                                    March 31,
                                               1998          1997
Net earnings                                  $  926        $   35
Other comprehensive income before tax:
 Foreign currency translation adjustments          1             2
 Unrealized holding gains (losses)
  arising during period                            8           (17)
  Less: reclassification adjustment for
   gains (losses) included in net earnings        (5)            -
                                              ------        ------
 Other comprehensive income (loss),
  before tax                                       4           (15)
 Income tax (expense) benefit related to items
  of other comprehensive income                   (1)            6
                                              ------        ------
 Other comprehensive income, net of taxes          3            (9)
                                              ------        ------
Comprehensive income                          $  929        $   26
                                              ======        ======

8.   New Accounting Pronouncements

On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities, which provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is required to reflect the initial application of SOP 98-5 as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, Accounting Changes. As a result of the cumulative effect of a change in accounting treatment, the Company expects to record a charge to earnings in the first quarter of 1999 for any unamortized start-up or organization costs as of the beginning of 1999.

9.   Other Matters

In  January  1998, approximately 2.3 million shares  of  Class  C
Stock, with a redemption value of $122 million were converted into 10.5 million shares of Level 3 Common Stock (formerly Class
D Stock).

The Company is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position, future results of operations or future cash flows.

On  March  23,  1998,  the  Company and  Frontier  Communications
International, Inc. ("Frontier") entered into an agreement ("Frontier Agreement") enabling the Company to lease approximately 8,300 miles of OC-12 network capacity on Frontier's new 13,000 mile SONET fiber optic, IP-capable network currently under construction for a period of up to five years. The leased network will initially connect 15 of the larger cities across the United States. While requiring an aggregate minimum payment of $165 million over its five-year term, the Frontier Agreement does not impose monthly minimum consumption requirements on the Company, allowing the Company to order, alter or terminate circuits as it deems appropriate. The Company expects to recognize these costs as the leased network is utilized.

10.  Subsequent Events

On April 2, 1998, the Company announced it had reached a definitive agreement with Union Pacific Railroad Company ("Union Pacific") granting the Company the use of approximately 7,800 miles of rights-of-way along Union Pacific's rail routes for construction of the Company's North American intercity network. The Company expects that the Union Pacific agreement will satisfy substantially all of its anticipated right-of-way requirements west of the Mississippi River and approximately 50% of the right-of-way requirements for its North American intercity network. The agreement provides for initial fixed payments of up to $8 million to Union Pacific upon execution of the agreement and throughout the construction period, recurring payments in the form of cash, communications capacity, and other communications services based on the number of conduits that are operational and certain construction obligations of the Company to provide fiber
or  conduit  connections  for Union  Pacific  at  the   Company's
incremental cost of construction.

On April 23, 1998, the Company acquired XCOM Techologies, Inc. ("XCOM"), a privately held company that has developed technology which the Company believes will provide certain key components necessary for the Company to develop an interface between its IP-
based  network and the public switched telephone  network.    The
Company issued approximately 2.6 million shares of Level 3 Common Stock and 0.4 million options and warrants to purchase Level 3 Common Stock in exchange for all the stock, options and warrants of XCOM. The value of the transaction will be determined through
an   appraisal.   The  Company  expects  to  account   for   this
transaction as a purchase and expects to recognize a significant charge to earnings during the second quarter of 1998 for the portion of the cost of the purchase attributable to in-process research and development efforts.

On April 28, 1998, the Company received $1.937 billion of proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("the Offering"). The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The Senior Notes contain certain covenants, which among others, limit consolidated debt, dividend payments, and transactions with affiliates. The Company intends to use the net proceeds of the Offering in connection with the implementation of its Business Plan to increase substantially its information services business and to expand the range of services it offers by building an advanced international, facilities-based communications network based on IP technology.

                  LEVEL 3 COMMUNICATIONS, INC.

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements (including the notes thereto), included elsewhere herein.

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

Recent Developments

Split-off

In October 1996, the Board of Directors of the Company (the "Board") directed management of the Company to pursue a listing of the Company's Class D Diversified Group Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class D Stock"), as a way to address certain issues created by the Company's then two-class capital stock structure and the need to attract and retain the best management for the Company's businesses. During the course of its examination of the consequences of a listing of the Class D Stock, management concluded that a listing of the Class D Stock would not adequately address these issues, and instead began to study a separation of the Construction Group from the other businesses of the Company (the "Diversified Group"), thereby forming two independent companies. At the regular meeting of the Board on July 23, 1997, management submitted to the Board for consideration a proposal for separation of the Construction Group and the Diversified Group through a split-off of the Construction Group (the "Split-off"). At a special meeting on August 14, 1997, the Board approved the Split-off.

The separation of the Construction Group and the Diversified Group was contingent upon a number of conditions, including the favorable ratification by a majority of the holders of both the Company's Class C Construction & Mining Group Restricted
Redeemable Convertible Exchangeable Common Stock., par value $.0625 per share (the "Class C Stock"), and the Class D Stock, and the receipt by Company of an Internal Revenue Service ruling or other assurance acceptable to the Board that the separation would be tax-free to U.S. stockholders. On December 8, 1997, the holders of Class C Stock and Class D Stock approved the Split-off and on March 5, 1998, the Company received a favorable ruling from the Internal Revenue Service. The Split-off occurred on March 31, 1998. In connection with the Split-off, (i) the Company exchanged each outstanding share of Class C Stock for one share of common stock of PKS Holdings, Inc. ("New PKS"), the company formed to hold the Construction Group, to which eight-tenths of a share of the Company's Class R Convertible Common Stock, par value $.01 per share (the "Class R Stock"), was attached, (ii) New PKS was renamed "Peter Kiewit Sons', Inc.,"
(iii) the Company was renamed "Level 3 Communications, Inc."  and
(iv) Class D Stock was designated as common stock, par value $.01 per share ("Common Stock"). As a result of the Split-off, the Company no longer owns any interest in New PKS or the Construction Group. Accordingly, the separate financial statements and management's discussion and analysis of financial condition and results of operations of Peter Kiewit Sons', Inc. should be obtained to review the financial position of the Construction Group as of March 31, 1998 and December 27, 1997, and the results of operations for the quarters ended March 31, 1998 and 1997.

On March 31, 1998, as a result of the Split-off, the Company recognized, within discontinued operations, a gain of $608 million equal to the difference between the carrying value of the Construction Group and its fair value in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue 96-4. No taxes were provided on this gain due to the tax-free nature of the Split-off. Also on March 31, 1998, the Company reflected the fair value of the Construction Group as a distribution to the Class C stockholders.

Listing of Common Stock

Effective April 1, 1998, the Company's Common Stock began trading on The Nasdaq National Market under the symbol "LVLT."

Conversion of Class R Stock

On  May  1,  1998, the Board of the Company determined  to  force conversion  of  all shares of the Company's Class  R  Stock  into
Common Stock of the Company, effective May 15, 1998.  The Class R
Stock  will  be  converted  into the Company's  Common  Stock  in
accordance   with  the  formula  set  forth  in   the   Company's
Certificate  of  Incorporation.   The  formula  provides  for   a
conversion ratio equal to $25, divided by the average of the midpoints between the high and low sales prices for the Company's
Common Stock on each of the fifteen trading days during the period beginning April 9 and ending April 30, 1998. That average for that period was $64.28125. Accordingly, each holder of Class
R Stock will receive .3889 of a share of Common Stock for each share of Class R Stock held. In total, the 6.5 million shares of Class R Stock will convert into 2.5 million shares of Common
Stock on May 15, 1998. As a result of the forced conversion, certain adjustments will be made to the cost sharing and risk allocation provisions of the Separation Agreement and Tax Sharing Agreement between the Company and Peter Kiewit Sons', Inc. which will reduce the  costs of the Split-off and risks allocated to the Company.

Conversion of Class C Stock in January 1998

Prior to the Split-Off, as of January 1 of each year, holders of Class C Stock had the right to convert Class C Stock into Class D Stock, subject to certain conditions. In January 1998, holders of Class C Stock converted 2.3 million shares, with a redemption value of $122 million, into 10.5 million shares of Level 3 Common Stock (formerly Class D Stock).

CalEnergy Transaction

In   January  1998,  the  Company  and  CalEnergy  Company,  Inc.
("CalEnergy") closed the sale of the Company's energy assets to CalEnergy (the "CalEnergy Transaction"). The Company received proceeds of approximately $1.16 billion and recognized an after-tax gain of $324 million in the first quarter of 1998. The after-tax proceeds from this transaction of approximately $967 million will be used to fund in part the Company's planned expansion of its information services business and the development of an advanced, international, facilities-based communications network ("Business Plan").

Stock Options

Subsequent to the Split-off, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123") when it adopted an outperform stock option program ("OSO"). Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the option. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, they are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions.

The OSO program was designed by the Company so that its stockholders receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from options unless the Level 3 Common Stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for options under the OSO plan is based on a formula involving a multiplier related to how much the Level 3 Common Stock outperforms the S&P 500 Index. To the extent that the Level 3 Common Stock outperforms the S&P 500, the value of OSOs to an option holder may exceed the value of non-qualified stock options.

The Company believes that the fair value method of accounting more appropriately reflects the substance of the transaction between an entity that issues stock options, or other stock-based instruments, and its employees; that is, an entity has granted something of value to an employee (the stock option or other instrument) generally in return for their continued employment and services. The Company believes that the value of the instrument granted to employees should be recognized in financial statements because nonrecognition implies that either the instruments have no value or that they are free to employees, neither of which is an accurate reflection of the substance of the transaction. Although the recognition of the value of the instruments results in compensation expense in an entity's financial statements, the expense differs from other compensation expense in that these charges will not be settled in cash, but rather, generally, through issuance of common stock.

The Company believes that the adoption of SFAS No. 123 will result in material non-cash charges to operations in 1998 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value of each option estimated at the time of its grant. The expense recognized for the three months ended March 31, 1998 was $2 million.

Corporate Headquarters

In February 1998, the Company announced that it was moving its corporate headquarters to Broomfield, Colorado, a northwest suburb of Denver. The campus facility is expected to encompass over 500,000 square feet of office space at a construction cost of over $70 million. The Company is leasing space in the Denver area while the campus is under construction. The first phase of the complex is scheduled for completion in the summer of 1999.

Frontier Agreement

On  March  23,  1998,  the  Company and  Frontier  Communications
International, Inc. ("Frontier") entered into an agreement ("Frontier Agreement") enabling the Company to lease approximately 8,300 miles of OC-12 network capacity on Frontier's new 13,000 mile SONET fiber optic, IP-capable network currently under construction for a period of up to five years. The leased network will initially connect 15 of the larger cities across the United States. While requiring an aggregate minimum payment of $165 million over its five-year term, the Frontier Agreement does not impose monthly minimum consumption requirements on the Company, allowing the Company to order, alter or terminate circuits as it deems appropriate. The Company expects to recognize these costs as the leased network is utilized.

Union Pacific Rights-of-Way

On April 2, 1998, the Company announced it had reached a definitive agreement with Union Pacific Railroad Company (the "Union Pacific Agreement") granting the Company the use of approximately 7,800 miles of rights-of-way along Union Pacific's rail routes for construction of the Company's North American intercity network. The Company expects that the Union Pacific Agreement will satisfy substantially all of its anticipated right-
of-way   requirements   west  of  the   Mississippi   River   and
approximately 50% of the right-of-way requirements for its North American intercity network. The agreement provides for initial fixed payments of up to $8 million to Union Pacific upon execution of the agreement and throughout the construction period, recurring payments in the form of cash, communications capacity, and other communications services based on the number
of   conduits  that  are  operational  and  certain  construction
obligations   of  the  Company  to  provide  fiber   or   conduit
connections for Union Pacific at the Company's incremental cost of construction.

XCOM Technologies, Inc. Acquisition

On April 23, 1998, the Company acquired XCOM Techologies, Inc. ("XCOM"), a privately held company that has developed technology which the Company believes will provide certain key components necessary for the Company to develop an interface between its IP-based network and the public switched telephone network. The Company issued approximately 2.6 million shares of Level 3 Common Stock and 0.4 million options and warrants to purchase Level 3 Common Stock in exchange for all the common and preferred stock of XCOM. The value of the transaction will be determined through an appraisal. The Company expects to account for this transaction as a purchase and expects to recognize a significant charge to earnings during the second quarter of 1998 for the portion of the cost of the purchase attributable to in-process research and development efforts.

Senior Notes

On April 28, 1998, the Company received $1.937 billion of proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("the Offering"). The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The Senior Notes contain certain covenants, which among others, limit consolidated debt, dividend payments and transactions with affiliates. The Company intends to use the net proceeds of the Offering in connection with the implementation of its Business Plan to increase substantially its information services business and to expand the range of services it offers by building an advanced international, facilities-based communications network based on IP technology.

Results of Operations

In late 1997, the Company announced a plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international, facilities-based communications network based on Internet Protocol ("IP") technology. Since the Business Plan represents a significant expansion of the Company's communications and information services business, the Company does not believe that the Company's financial condition and results of operations for prior periods will serve as a meaningful indication of the Company's future financial condition or results of operations. The Company expects to incur substantial net operating losses for the foreseeable future, and there can be no assurance that the Company will be able to achieve or sustain operating profitability in the future.

First Quarter 1998 vs. First Quarter 1997

Revenue for the quarters ended March 31, is summarized as follows
(in millions):

                                                 1998           1997
   Communications and Information Services      $  29          $  16
   Coal Mining                                     53             61
   Other                                            5              3
                                                -----          -----
                                                $  87          $  80
                                                =====          =====
Communications  and  Information  Services  revenue  consists  of
computer   outsourcing  revenue  of  $15  million   and   systems
integration  revenue  of  $14 million in  1998.   The  comparable
amounts  in  1997  were  $11 million and  $5  million.   Computer
outsourcing revenues increased due to the addition of several new
customers  since  the  first quarter of 1997.   The  increase  in
systems integration revenue in the first quarter of 1998 reflects the pattern of growth experience throughout 1997 as the Company expanded its computer network systems integration, consulting, and Year 2000 and software reengineering activities since this business commenced operations in 1997.

The Company plans to begin offering IP network services in 15 U.S. cities in the fall of 1998. In preparation for the product launch, the Company made significant progress during the first quarter in 1998 in obtaining appropriate licenses, agreements and technical facilities. The Company has secured approximately 750,000 square feet of space for technical gateway and collocation sites in these 15 cities, and received Certificates of Public Convenience and Necessity in eight states. The Company also obtained collocation agreements in 56 Central Offices and has begun construction in most of these locations, and is currently in discussions with all the incumbent local exchange carriers for Interconnection Agreements.

Coal mining revenues decreased in 1998 due primarily to the expiration of a long term sales contract at the end of 1997 and continued lower prices for new customer contracts. Coal mining revenue for the year ended 1998 is expected to approximate 1997 revenue, due to additional alternative source and brokerage revenue expected during the remainder of 1998.

Operating Expenses increased to $42 million in 1998 from $39 million in 1997 primarily due to costs associated with increased systems integration revenue. Margins from the computer outsourcing and systems integration businesses improved in 1998 primarily due to increased revenues from new customers obtained since the first quarter of 1997 and from the systems integration business, which was in a start-up mode in 1997. Coal margins declined slightly in 1998 due to the expiration of a long term sales contract at the end of 1997. Coal mining margins for the year ended 1998 are expected to approximate margins recognized in 1997 due to additional high margin alternative source coal expected to be sold throughout the remainder of 1998. If current market conditions continue, the Company will experience a significant decline in coal revenue and earnings over the next several years as delivery requirements under long-term contracts decline and as long-term contracts begin to expire.

Depreciation and Amortization increased slightly in 1998 to $6 million from $5 million in 1997 primarily due to increased depreciation on PKS Information Services equipment purchased for new computer outsourcing customers. The Company expects to incur additional amortization expense beginning in the second quarter of 1998 due to the acquisition of XCOM. Additional depreciation is expected beginning in the third quarter of 1998 when the Company commences operations on its IP network.

General and Administrative Expenses increased significantly in 1998 to $48 million from $16 million in 1997 primarily due to the cost of activities associated with preparing for the expected launch of the IP network in the third quarter of 1998. In addition, the Company incurred approximately $7 million of professional service costs associated with the initial development of a substantial, scaleable business support system infrastructure, specifically designed to enable the Company to offer services efficiently to its targeted customers. In addition to these costs, the Company incurred incremental compensation and relocation costs for the substantial number of new employees that have been hired to begin implementation of the Business Plan, legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with the Company's plans to begin offering services in 15 U.S. cities in the fall of 1998. Other than costs associated with the business support system, which the Company will begin to capitalize in the second quarter of 1998, general and administrative costs are expected to increase significantly in future periods as the Company implements the Business Plan.

EBITDA which consists of earnings (losses) before interest, income taxes, depreciation, amortization, non cash stock-based compensation and other non-operating income or expenses was $(3) million in 1998 and $25 million in 1997. The primary reason for the decrease between periods is the significant increase in general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods. See Consolidated Condensed Statements of Cash Flows.

Interest Income increased significantly in 1998 to $26 million from $7 million in 1997 as the Company's average cash, cash equivalents and marketable securities balance approximated $2 billion in the first quarter of 1998. Proceeds on the sale of the Company's energy assets to CalEnergy of $1.16 billion were received on January 2, 1998. The Company's average cash, cash equivalents and marketable securities balance approximated $550 million in 1997. Pending utilization of the cash equivalents and marketable securities in implementing the Business Plan, the Company intends to invest the funds primarily in government and governmental agency securities. This investment strategy will provide for less yield on the funds, but is expected to reduce the risk to principal prior to using the funds in implementing the Business Plan.

Interest Expense increased slightly in 1998 to $4 million from $3 million in 1997 due primarily to interest incurred on a $15 million mortgage with Metropolitan Life established in June 1997 with the Company's Pavilion Towers office building in Aurora, Colorado serving as collateral. The majority of the interest expense relates to bank and institutional notes with recourse only to the SR91 toll road project. Interest expense will increase substantially in future periods due to the completion of the offering of $2 billion aggregate principle amount of 9.125% Senior Notes Due 2008 issued on April 28, 1998. Amortization of debt issuance costs associated with its offering will also increase interest expense in future periods. A significant portion of the interest will be capitalized as the Company develops the IP network.

Other Expense, net increased substantially in 1998 to $(22) million from $(3) million in 1997 due primarily to increased losses recognized by the Company's equity method investee, RCN Corporation, Inc. ("RCN"), a full service provider of local, long distance, internet and cable television services primarily to residential users in densely populated areas in the Northeast United States. The Company's share of these losses approximated $31 million. RCN is incurring significant costs in developing its business plan and during the first quarter of 1998 it acquired Ultranet Communications, Inc. and Erols Internet, Inc., two
Internet service providers with operations in the Boston to Washington, D.C. corridor. RCN recognized a charge to earnings of approximately $45 million (Company's share $21 million) with respect to certain costs of the acquisitions associated with in-process research and development activities.

Also included in Other Income (Expense) are equity earnings in Commonwealth Telephone Enterprises, Inc., a Pennsylvania public utility providing telephone service, equity in losses of Cable Michigan, Inc., a cable television operator in the State of Michigan, and realized gains and losses on the sale of marketable securities, investments and other assets each not individually significant to the Company's results of operations.

Income Tax Benefit approximates the statutory rate in 1998. The income tax provision in 1997 is slightly below the statutory rate due primarily to depletion allowances and other individually insignificant deductions for tax purposes in excess of that recognized for financial reporting purposes.

Discontinued Operations includes the one-time gain of $608 million recognized upon the distribution of the Construction
Group to former Class C stockholder on March 31, 1998. Also included in discontinued operations is the gain, net of tax, of $324 million from the Company's sale of its energy assets to CalEnergy on January 2, 1998.

Financial Condition-March 31, 1998

The Company's working capital increased substantially during the first quarter of 1998 due primarily to the sale of the Company's energy assets to CalEnergy for $1.16 billion on January 2, 1998. The Company's working capital was $1.9 billion on March 31, 1998 and $1.4 billion on December 27, 1997. The Company's operations provided $17 million of cash during the first quarter of 1998, primarily from coal mining operations partially offset by costs in implementing the Business Plan.

The Company made capital expenditures of $18 million during the first quarter of 1998, primarily related to the development of the infrastructure associated with the IP network and the purchase of equipment used by the computer outsourcing business. The Company also had net purchases of marketable securities of $603 million, primarily attributable to the investment of the CalEnergy transaction proceeds. The Company also made several small investments in development stage businesses during the first quarter of 1998.

Financing activities in the first quarter of 1998 consisted primarily of cash received upon the conversion of 2.3 million shares of Class C Stock, with a redemption value of $122 million, into 10.5 million shares of Level 3 Common Stock (formerly Class D Stock) during January 1998 , proceeds from sales of Level 3 Common Stock of $17 million and the exercise of the Company's stock options for $10 million. The Company reflected in the equity accounts the exchange of the conversion right and the issuance of the Class R Stock at its fair value of $92 million on the date of the Split-off. The Company will recognize a similar adjustment to the equity accounts of approximately $70 million during the second quarter of 1998 due to the forced conversion of the Class R Stock effective May 15, 1998.

On April 28, 1998, the Company received $1.937 billion of proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("the Offering"). The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The Senior Notes contain certain covenants, which among others, limit consolidated debt, dividend payments and transactions with affiliates. The Company intends to use the net proceeds of the Offering in connection with the implementation of its Business Plan to increase substantially its information services business and to expand the range of services it offers by building an advanced international, facilities-based communications network based on IP technology.

Liquidity and Capital Resources

Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company intends to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company plans to expand substantially the business of its subsidiary, PKS Information Services, Inc., and to create, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based communications network. The Company is designing its network based on IP technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The development of the Business Plan will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, will result in substantial negative operating cash flow and
substantial  net  operating  losses  for  the  Company  for   the
foreseeable future. The Company estimates that its capital expenditures in connection with the Business Plan will be in excess of $500 million in 1998 and will approximate $ 2 billion in 1999. The Company's current liquidity in addition to the net proceeds of the Offering should be sufficient to fund the currently committed portions of the Business Plan.

The Company currently estimates that the implementation of the Business Plan, as currently contemplated, will require between $8 and $10 billion over the next 10 years. The Company's ability to implement the Business Plan and meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. The Company expects to meet its additional capital needs with the proceeds from sales or issuance of equity securities, credit facilities and other borrowings, or additional debt securities. The Offering was issued under an indenture which permits the Company and its subsidiaries to incur substantial amounts of debt. In addition, the Company may sell or dispose of existing businesses or investments to fund portions of the Business Plan. The Company may, as part of its ordinary course of business, sell or lease capacity, its conduits or access to its conduits. There can be no assurance that the Company will be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits, or that proceeds of dispositions of the Company's assets will reflect the assets' intrinsic value. Further, there can be no assurance that expenses will not exceed the Company's estimates or that the financing needed will not likewise be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the Business Plan. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, such financing will be on terms acceptable to the Company. If the Company is unable to obtain additional financing when needed, it may be required to scale back significantly its Business Plan and, depending upon cash flow from its existing businesses, reduce the scope of its plans and operations.

In connection with implementing the Business Plan, management will continue reviewing the existing businesses of the Company to determine how those businesses will complement the Company's focus on communications and information services. If it is decided that an existing business is not compatible with the communications and information services business and if a suitable buyer can be found, the Company may dispose of that business.

New Accounting Pronouncement

On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, ("SOP 98-5") Reporting on the Costs of Start-Up Activities, which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is required to reflect the initial application of SOP 98-5 as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, Accounting Changes. As a result of the cumulative effect of a change in accounting treatment, the Company expects to record a charge to earnings in the first quarter of 1999 for any unamortized start-up or organization costs as of the beginning of 1999.


                  LEVEL 3 COMMUNICATIONS, INC.

                   PART II - OTHER INFORMATION


Item 2.        Changes in Securities

Pursuant to an agreement dated March 2, 1998, the Company sold 200,000 shares of Common Stock, par value $.01 per share to Mr. James Goodwin, in connection with financial advisory services to be provided to the Company at an aggregate purchase price of $8,000,000. The sale to Mr. Goodwin was made pursuant to the exemption from registration contained in Section 4(2) under the Securities Act of 1933, as amended.

Item 6.        Exhibits and Reports on Form 8-K


(a)    Exhibits filed as part of this report are listed below.

   Exhibit
   Number

    3.1 Articles of Incorporation. (Incorporated by reference to Exhibit No. 1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A File No. 0-15658).

    3.4  By-laws. (Incorporated by reference to Exhibit No. 2 to
         Amendment No. 1 to the Company's Registration Statement on Form 8-A File No. 0-15658).

     18  Letter re change in accounting principles.

     27  Financial Data Schedule.


(b) The Company filed a Form 8-K on January 15, 1998 reporting the disposition of its energy assets to CalEnergy Company, Inc. which closed on January 2, 1998.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      LEVEL  3 COMMUNICATIONS, INC.


Dated: May 15, 1998                     \s\Eric J. Mortensen
                                        Eric J. Mortensen
                                        Controller
                                        Chief Accounting Officer



                  LEVEL 3 COMMUNICATIONS, INC.

                        INDEX TO EXHIBITS

Exhibit
 No.

 3.1   Articles  of  Incorporation. (Incorporated  by  reference  to
       Exhibit   No.  1  to  Amendment  No.  1  to  the   Company's
       Registration Statement on Form 8-A File No. 0-15658).

 3.4 By-laws. (Incorporated by reference to Exhibit No. 2 to Amendment No. 1 to the Company's Registration Statement on Form 8-A File No. 0-15658).

  18   Letter re change in accounting principles.

  27   Financial Data Schedule.