Form 10-Q
period 1998-06-30
LEVEL 3 COMMUNICATIONS INC
filed 1998-08-14
CIK 794323

FORM 10-Q
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended June 30, 1998

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

The number of shares outstanding of each class of the issuer's common stock, as of August 10, 1998:

                      Common Stock  306,479,016 shares



                LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Part I - Financial Information

Item 1.  Financial Statements:

 Consolidated Condensed Statements of Operations
 Consolidated Condensed Balance Sheets
 Consolidated Condensed Statements of Cash Flows
 Consolidated Statement of Changes in Stockholders' Equity
 Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     Part II - Other Information

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

Signatures
Index to Exhibits


              LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
              Consolidated Condensed Statements of Operations
                              (unaudited)

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
(dollars in millions, except share data)  1998         1997   1998        1997

Revenue                                  $ 103        $  81  $  190     $  161
Costs and Expenses:
 Operating expenses                         49           41      91         80
 Depreciation and amortization               7            5      13         10
 General and administrative expenses        55           19     103         35
 Write-off of in process research
   & development                           115            -     115          -
                                         -----        -----   -----      ------
   Total costs and expenses                226           65     322        125

Earnings (Loss) from Operations           (123)          16    (132)        36

Other Income (Expense):
 Interest income                            45            8      71         15
 Interest expense, net                     (36)          (4)    (40)        (7)
 Other, net, principally equity losses of
  unconsolidated entities                   (4)          (3)    (26)        (6)
                                        ------        -----   -----      -----
  Total other income                         5            1       5          2
                                        ------        -----   -----      -----

Earnings (Loss) Before Income Taxes and
 Discontinued Operations                  (118)          17    (127)        38

Income Tax (Provision) Benefit               2           (5)      5        (10)
                                        ------        -----   -----      -----

Earnings (Loss) from
 Continuing Operations                    (116)          12    (122)        28
Discontinued Operations:
 Gain on split-off of
   construction operations                   -            -     608          -
 Gain on disposition of energy business,
  net of income tax expense of $174          -            -     324          -
 Energy, net of income tax expense of
  $5 and $7                                  -            9       -         13
 Construction, net of income tax
  expense of $23 and $33                     -           35       -         50

                                         -----        -----   -----      -----
  Earnings from discontinued operations      -           44     932         63
                                         -----        -----   -----      -----
Net Earnings (Loss)                      $(116)       $  56  $  810     $   91
                                         =====        =====  ======     ======
Earnings (Loss) Per Share:
 Continuing Operations:
  Basic                                 $ (.39)       $ .06  $ (.41)    $ 0.12
                                        ======        =====  ======     ======
  Diluted                               $ (.39)       $ .06  $ (.41)    $ 0.12
                                        ======        =====  ======     ======
 Discontinued Operations:
  Basic                                 $    -        $ .03  $ 3.14     $ 0.05
                                        ======        =====  ======     ======
  Diluted                               $    -        $ .03  $ 3.14     $ 0.05
                                        ======        =====  ======     ======
 Net Earnings (Loss):
  Basic                                 $ (.39)       $ .09  $ 2.73     $ 0.17
                                        ======        =====  ======     ======
  Diluted                               $ (.39)       $ .09  $ 2.73     $ 0.17
                                        ======        =====  ======     ======
 Net Earnings (Loss), excluding gain on
  split-off of construction operations:
  Basic                                 $ (.39)       $ .09  $  .68     $ 0.17
                                        ======        =====  ======     ======
  Diluted                               $ (.39)       $ .09  $  .68     $ 0.17
                                        ======        =====  ======     ======

See accompanying notes to consolidated condensed financial statements.


                       LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheets


                                                  June 30,      December 27,
                                                    1998            1997
(dollars in millions, except share data)         (unaudited)

Assets

Current Assets
 Cash and cash equivalents                        $    801        $    87
 Marketable securities                               2,959            678
 Restricted securities                                  25             22
 Accounts receivable                                    61             42
 Investment in discontinued operations - energy          -            643
 Other                                                  28             22
                                                   -------        -------
Total Current Assets                                 3,874          1,494

Property, Plant and Equipment, less
 accumulated depreciation and amortization
 of $224 and $228                                      349            184
Investments                                            341            383
Investment in Discontinued Operations - Construction     -            652
Other Assets                                           155             66
                                                   -------        -------
                                                   $ 4,719        $ 2,779
                                                   =======        =======


See accompanying notes to consolidated condensed financial statements.

                     LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheets


                                                     June 30,    December 27,
                                                       1998          1997
(dollars in millions, except share data)            (unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                     $   52       $    31
 Current portion of long-term debt                         5             3
 Accrued reclamation and other mining costs               13            19
 Accrued interest                                         35             2
 Deferred income taxes                                    14            15
 Income taxes payable                                     34             -
 Other                                                    22            19
                                                      ------       -------
Total Current Liabilities                                175            89

Long-Term Debt, less current portion                   2,137           137
Deferred Income Taxes                                     65            83
Accrued Reclamation Costs                                101           100
Other Liabilities                                        140           140

Stockholders' Equity:
 Preferred stock, no par value, authorized
  10,000,000 shares; no shares outstanding
  in 1998 and 1997                                          -            -
 Common Stock, $.01 par value in 1998:
  Common Stock (Class D in 1997),
  authorized 500,000,000 shares;
   306,252,930 shares outstanding in 1998 and
   271,034,280 outstanding in 1997                          3            8
  Class B, no shares outstanding in 1997                                 -
  Class C, 10,132,343 outstanding in 1997                                1
 Additional paid-in capital                               691          427
 Accumulated other comprehensive income (loss)              8           (5)
 Retained earnings                                      1,399        1,799
                                                      -------      -------
Total Stockholders' Equity                              2,101        2,230
                                                      -------      -------
                                                      $ 4,719      $ 2,779
                                                      =======      =======


See accompanying notes to consolidated condensed financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                               (unaudited)
                                                           Six Months Ended
                                                               June 30,
(dollars in millions)                                      1998        1997

Cash flows from continuing operations:
 Net cash provided by (used in) continuing operations     $  (158)   $  107

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                                     2,484         99
 Purchases of marketable securities                        (4,713)      (102)
 Investments                                                  (22)       (23)
 Proceeds from sale of property, plant and
  equipment and other investments                              26          -
 Capital expenditures                                        (144)       (12)
 Other                                                          -          1
                                                          --------     -----
  Net cash used in investing activities                    (2,369)       (37)

Cash flows from financing activities:
 Payments on long-term debt including current portion           (5)       (2)
 Issuance of long-term debt                                  1,937        16
 Issuances of common stock                                      21         5
 Proceeds from exercise of stock options                         7         -
 Dividends paid                                                  -       (12)
 Exchange of Class C Stock for Common Stock, net               122        72
                                                           -------    ------
  Net cash provided by financing activities                  2,082        79

Cash flows from discontinued operations:
 Proceeds from sale of energy operations                     1,159         -
 Investments in discontinued energy operations                   -       (17)
                                                          --------    ------
  Net cash provided by (used in) discontinued operations     1,159       (17)

Cash and cash equivalents of C-TEC at the beginning of 1997      -       (76)
                                                           -------     -----
Net change in cash and cash equivalents                        714        56

Cash and cash equivalents at beginning of year                  87       147
                                                           -------     -----
Cash and cash equivalents at end of period                 $   801     $ 203
                                                           =======     =====

The activities of the Construction & Mining Group have been removed from the Consolidated Condensed Statements of Cash Flows.

See accompanying notes to consolidated condensed financial statements.





                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 1998
                                 (unaudited)


                     Class   Common                Other
                      B&C   Stock   Additional  Accumulated
                     Common (Class D  Paid-in   Comprehensive  Retained
(dollars in          Stock  in 1997)  Capital   Income (Loss) Earnings   Total
  millions)

Balance at
 December 28, 1997   $   1   $   8    $   427   $    (5)       $ 1,799   $ 2,230

Common Stock:
Issuance of Common
 Stock                   -       1        173         -              -       174
 Stock options exercised -       1          7         -             (1)        7
 Designation of par
    value to $.01        -      (8)         8         -              -         -
 Stock dividend                  1         (1)        -              -         -
 Stock option grants     -       -         11         -              -        11
 Income tax benefit from
    exercise of options  -       -         11         -              -       11
Issuance of Class
 R Stock                 -       -         92         -            (92)       -
Forced conversion of
 Class R Stock to
 Common Stock                              72         -            (72)       -
Class C Stock:
Repurchases              -       -        (25)        -              -      (25)
Conversion of debentures -       -         10         -              -       10
Net Earnings             -       -          -         -            810      810
Other Comprehensive
 Loss                    -       -          -        (2)             -       (2)
Split-off of
the Construction
 & Mining Group         (1)      -        (94)       15         (1,045)  (1,125)
                     -----   -----      -----     -----        -------   ------
Balance at
 June 30, 1998       $   -   $   3      $ 691     $   8        $ 1,399  $ 2,101
                     =====   =====      =====     =====        =======  =======


See accompanying notes to consolidated condensed financial statements.


                LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

 Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation

The consolidated condensed balance sheet of Level 3 Communications, Inc. and subsidiaries ("Level 3" or the "Company"), at December 27, 1997 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 27, 1997.
These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

In 1997, the Company agreed to sell its energy assets to CalEnergy Company, Inc. ("CalEnergy") and to separate the construction operations ("Construction
& Mining Group") from the Company. On January 2, 1998, the Company completed the sale of its energy assets to CalEnergy. On March 31, 1998, the Company completed the split-off of the Construction & Mining Group to stockholders that held Class C Stock. Therefore, the assets and liabilities and results of operations of both businesses have been classified as discontinued operations on the consolidated condensed balance sheet, statements of operations and cash flows for all periods presented.

The Company is currently developing advanced business support systems. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project, and interest costs incurred when developing the business support systems are capitalized. Upon completion of the project, the total cost of the business support systems will be amortized over its useful life.

The Company is currently constructing its communications network.
Costs associated with the uncompleted network and interest expense incurred during construction are capitalized. As segments of the network become operational, the assets will be depreciated over their useful lives.

The capitalized business support systems and network construction costs incurred to date have been classified as assets under construction within Property, Plant & Equipment in the accompanying consolidated balance sheet.

The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

On May 1, 1998, the Company's Board of Directors changed Level 3's fiscal year end from the last Saturday in December to a calendar year end. The additional five days in the 1998 fiscal year will be reflected in the Company's Form 10-K for the period ended December 31, 1998.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.

2. Reorganization - Discontinued Construction Operations

On March 31, 1998, a separation of the Company's Construction & Mining Group and Diversified Group was completed through the split-off of the Construction and Mining Group (the "Split-off").

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

Under the Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the Split-off, Level 3 and the Construction & Mining
Group generally will be responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the non-construction businesses and
construction businesses, respectively.   The Tax Sharing Agreement also
provides that Level 3 and the Construction & Mining Group will indemnify the other from certain taxes and expenses that would be assessed if the Split-off were determined to be taxable, but solely to the extent that such determination arose out of the breach by Level 3 or the Construction &
Mining Group, respectively, of certain representations made to the Internal Revenue Service in connection with the private letter ruling issued with respect to the Split-off. If the Split-off were determined to be taxable for any other reason, those taxes would be allocated equally to Level 3 and the Construction & Mining Group. Finally, under certain circumstances, Level 3 would make certain liquidated damage payments to the Construction & Mining Group if the Split-off was determined to be taxable, in order to indirectly compensate Class C stockholders for taxes assessed upon them in that event.

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

Following the Split-off, the Company's Common Stock began trading on The Nasdaq National Market on April 1, 1998, under the symbol "LVLT". In connection with the Split-off, the construction business was renamed "Peter Kiewit Sons', Inc." and the Class D Stock became the common stock of Level 3 Communications, Inc. ("Common Stock"). Accordingly, the separate financial statements of Peter Kiewit
Sons', Inc. should be obtained to review the financial position of the Construction & Mining Group as of March 31, 1998 and
December 27, 1997 and the results of operations for the three months ended March 31, 1998 and the three and six months ended June 30, 1997.

The Company's certificate of incorporation gave stockholders the right to exchange their Class C Stock for Class D Stock under a set conversion formula. That right was eliminated as a result of the Split-off. To replace that conversion right, Class C stockholders received 6.5 million shares of a new Class R Convertible Stock ("Class R Stock") in January 1998, which was convertible into Level 3 Common Stock in accordance with terms ratified by stockholders in December 1997. The Company reflected in the equity accounts the exchange of the conversion right and issuance of the Class R Stock at its fair value of $92 million at the date of the Split-off.

On May 1, 1998, the Board of Directors of Level 3 Communications, Inc. determined to force conversion of all shares of the Company's Class R
Stock into common stock of the Company, effective May 15, 1998.
The Class R Stock was converted into Level 3 Common Stock in accordance with the formula set forth in the Certificate of Incorporation of the Company. The formula provides for a conversion ratio equal to $25, divided by the average of the midpoints between the high and low sales prices for Level 3 Common Stock on each of the fifteen trading days during the period beginning April 9 and ending April 30. The average for that period was $32.14, adjusted for the dividend issued August 10, 1998. Accordingly, each holder of Class R Stock received .7778 of a share of Level 3 Common Stock for each share of Class R Stock held. In total 6.5 million shares of Class R Stock were converted into 5.1 million shares of Common Stock. The value of the Class R Stock at the time of the forced conversion was $25 times the 6.5 million shares outstanding, or $164 million. The Company recognized the additional $72 million of value upon conversion of the Class R Stock to Common Stock. As a result of the forced conversion, certain adjustments were made to the cost sharing and risk allocation provisions of the Separation Agreement and Tax Sharing Agreement between the Company and Peter Kiewit Sons', Inc. which reduced the costs and risks allocated to the Company.

The Company has embarked on a plan to become a facilities-based provider
(that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company plans to expand substantially the business of its PKS Information Services, Inc. subsidiary and to create, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based communications network
(the "Business Plan"). The Company is designing the network based on Internet Protocol ("IP") technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

3. Discontinued Energy Operations

On January 2, 1998, the Company completed the sale of its energy assets to CalEnergy. Level 3 recognized an after-tax gain on the disposition of $324 million and the after-tax proceeds of approximately
$967 million from the transaction will be used to fund in part the Business Plan. Results of operations for the period through January 2, 1998, were not considered significant and the gain on disposition was calculated using the carrying amount of the energy assets as of December 27, 1997.

4. Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares during each period. Diluted earnings per share have been computed by including stock options considered to be dilutive common stock equivalents.

The Company had a loss from continuing operations for the periods ended
June 30, 1998, therefore, no potential common shares related to Company stock options have been included in the computation of the diluted earnings per share because the resulting computation would be anti-dilutive. For the periods ending June 30, 1997, potentially dilutive stock options are calculated in accordance with the treasury stock method which assumes that proceeds from exercise of all options are used to repurchase common stock at the average market value. The number of shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the options.

The following details the earnings per share calculations for Level 3 Common Stock:

                                             Three Months     Six Months
                                             Ended June 30,   Ended June 30,
                                             1998     1997    1998      1997

Earnings (loss) from continuing
 operations (in millions):                  $ (116)  $  12    $ (122)  $  28

Earnings from discontinued operations            -       9       932      13
                                            ------   -----    ------   -----

Net earnings (loss)                         $ (116)  $  21    $  810   $  41
                                            ======   =====    ======   =====

Total number of weighted average shares
 outstanding used to compute basic
 earnings per share (in thousands)         301,786 245,123   296,986  244,765
Additional dilutive stock options                -     540         -      540
                                           ------- -------   -------  -------
Total number of shares used to
 compute dilutive earnings per share       301,786 245,663   296,986  245,305
                                           ======= =======   =======  =======

Continuing operations:
 Basic earnings (loss) per share           $ (.39) $   .06   $  (.41) $  0.12
                                           ======  =======   =======  =======
 Diluted earnings (loss) per share         $ (.39) $   .06   $  (.41) $  0.12
                                           ======  =======   =======  =======

Discontinued operations:
 Basic earnings per share                  $    -  $   .03   $  3.14  $  0.05
                                           ======  =======   =======  =======
 Diluted earnings per share                $    -  $   .03   $  3.14  $  0.05
                                           ======  =======   =======  =======

Net earnings (loss):
 Basic earnings (loss) per share           $ (.39) $   .09   $  2.73  $   0.17
                                           ======  =======   =======  ========
 Diluted earnings (loss) per share         $ (.39) $   .09   $  2.73  $   0.17
                                           ======  =======   =======  ========

Net earnings (loss) excluding gain on
 split-off of construction operations:
   Basic earnings (loss) per share         $ (.39) $   .09   $   .68  $   0.17
                                           ======  =======   =======  ========
   Diluted earnings (loss) per share       $ (.39) $   .09   $   .68  $   0.17
                                           ======  =======   =======  ========


The Company has 19,718,014 options outstanding that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three and six month periods ended June 30, 1998.

Effective August 10, 1998, and December 26, 1997, the Company issued dividends of one share and four shares of Level 3 Common Stock (previously Class D Stock) for each share of Level 3 Common Stock outstanding. All share information and per share data have been restated to reflect these dividends.

5.  Acquisitions

On April 23, 1998, the Company acquired XCOM Techologies, Inc. ("XCOM"), a privately held company that has developed technology which the Company believes will provide certain key components necessary for the Company to develop an interface between its IP-based network and the public
switched telephone network.   The Company issued approximately 5.3
million restricted shares of Level 3 Common Stock and 0.8 million options and warrants to purchase Level 3 Common Stock in exchange for all the stock, options and warrants of XCOM.

The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $115 million was attributable to in-process research and development, and was taken as a nondeductible charge to earnings in the second quarter of 1998. The purchase price exceeded the fair value of the net assets acquired by $30 million which was recognized as goodwill.

XCOM's 1997 and 1998 operating results prior to the acquisition were not significant relative to the Company's results.

6.  Investments

In September 1997, C-TEC Corporation ("C-TEC") announced that its Board of Directors had approved the planned restructuring of C-TEC into three publicly traded companies effective September 30, 1997. Under the terms of the restructuring C-TEC stockholders received stock in the following companies:

Commonwealth Telephone Enterprises, Inc., containing the local telephone group and related engineering business;

Cable Michigan, Inc. containing the cable television operation; and

RCN Corporation, Inc. which consists of RCN Telecom Services; C-TEC, existing cable systems in the Boston-Washington D.C. corridor; and the investment in Megacable S.A. de C.V., a cable operator in Mexico. RCN Telecom
Services is a provider of packaged local and long distance telephone, video and internet access services provided over fiber optic networks to residential customers.

As a result of the restructuring, Level 3 owns less than 50% of each of the outstanding shares and voting rights of each entity, and therefore accounts for each entity using the equity method.

On June 4, 1998, Cable Michigan announced that its Board of Directors had reached a definitive agreement to sell the company to Avalon Cable for $40.50 per share in a cash-for-stock transaction, subject to certain possible closing adjustments. The transaction, which is subject to stockholder and regulatory approval, is expected to close in the fourth quarter of 1998. Level 3 expects to recognize a pre-tax gain of approximately $90 million upon consummation of the transaction.

The following is summarized financial information of the three entities created as a result of the C-TEC restructuring for the three and six months ended June 30, 1998 and 1997, and as of June 30, 1998 and December 31, 1997 (in millions):


                                             Three Months     Six Months
                                             Ended June 30, Ended June 30,
Operations:                                  1998     1997  1998     1997

Commonwealth Telephone Enterprises:
 Revenue                                    $  56    $  49 $ 109    $  95
 Net income available to common stockholders    5        6     9       12
 Level 3's share:
  Net income                                    2        3     4        6
  Goodwill amortization                         -        -    (1)      (1)
                                             ----     ----  ----     ----
     Equity in net income                   $   2    $   3  $  3     $  5
                                            =====    =====  ====     ====

Cable Michigan:
 Revenue                                    $  22    $  20  $ 43     $ 40
 Net loss available to common stockholders     (5)      (1)   (6)      (3)
 Level 3's share:
  Net Loss                                     (2)      (1)   (3)      (2)
  Goodwill amortization                        (1)      (2)   (2)      (2)
                                            -----    -----  ----     ----
     Equity in net loss                     $  (3)   $  (3) $ (5)    $ (4)
                                            =====    =====  ====     ====

RCN Corporation:
 Revenue                                    $  50    $  31  $ 90     $ 61
 Net loss available to common stockholders    (49)      (9) (117)     (20)
 Level 3's share:
  Net loss                                    (22)      (5)  (53)     (10)
  Goodwill amortization                         -        -     -        -
                                            -----     ----  ----     ----
     Equity in net loss                     $ (22)    $ (5) $(53)    $(10)
                                            =====     ====  ====     ====

                                Commonwealth
                                  Telephone           Cable          RCN
                                 Enterprises         Michigan    Corporation
Financial Position:              1998   1997       1998   1997   1998   1997

Current assets                   $ 71  $  71       $  16 $  23 $ 1,226 $ 703
Other assets                      331    303         115   120     627   448
                                 ----   ----       -----  ---- ------- -----
 Total assets                     402    374         131   143   1,853 1,151

Current liabilities                78     76          21    16     148    70
Other liabilities                 277    260         156   166   1,228   708
Minority interest                   -      -          14    15      36    16
                                 ----   ----       -----  ----  ------ -----
 Total liabilities                355    336         191   197   1,412   794
                                 ----   ----       -----  ----  ------  ----
 Net assets (liabilities)       $  47  $  38       $ (60) $(54) $  441 $ 357
                                =====  =====       =====  ====  ====== =====

Level 3's share:
 Equity in net
  assets (liabilities)          $  23  $  18       $ (29) $(26) $  182 $ 173
 Goodwill                          56     57          70    72       -    41
                                -----  -----       -----  ----   -----  ----
                                $  79  $  75       $  41  $ 46   $ 182 $ 214
                                =====  =====       =====  ====   ===== =====

The Company recognizes gains from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees once any unamortized goodwill associated with the investment has been reduced to zero.
During 1998, RCN issued stock in a public offering and for certain acquisitions. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions eliminated the unamortized goodwill attributable to the Company's investment in RCN and resulted in a pre-tax gain of $21 million to the Company in the second quarter of 1998.

On June 30, 1998, Level 3 owned 48%, 48% and 41% of the outstanding shares of Commonwealth Telephone, Cable Michigan and RCN, respectively. The market value of the Company's investment in the three entities on June 30, 1998, was $234 million, $130 million and $516 million, respectively.

7.     Long Term Debt

On April 28, 1998, the Company received $1.94 billion of proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 (the "Senior Notes"). The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The Senior Notes contain certain covenants, which among others, limit consolidated debt, dividend payments, and transactions with affiliates. The Company is using the net proceeds of the Senior Notes in connection with the implementation of its Business Plan to increase substantially its information services business and to expand the range of services it offers by building an advanced international, facilities-based communications network based on IP technology. Debt issuance costs of $65 million have been capitalized and will be amortized over the term of the notes. The Company capitalized $1 million of interest expense and amortized debt issuance costs related to network construction and systems development projects in the second quarter of 1998.

8.  Level 3 Stock Plan

Subsequent to the Split-off, the Company adopted the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") when it adopted an outperform stock option program ("OSO"). Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the option. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, they are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions.

The OSO program was designed by the Company so that its stockholders receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from options unless the Level 3 Common Stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for options under the OSO plan is based on a formula involving a multiplier related to the level by which the Level 3 Common Stock outperforms the S&P 500 Index. To the extent that the Level 3 Common Stock outperforms the S&P 500, the value of OSOs to an option holder may exceed the value of non-qualified stock options.

The Company believes that the fair value method of accounting more appropriately reflects the substance of the transaction between an entity that issues stock options, or other stock-based instruments, and its employees and consultants; that is, an entity has granted something of value to an employee and consultants (the stock option or other instrument) generally in return for their continued employment and services. The Company believes that the value of the instrument granted to employees and consultants should be recognized in financial statements because nonrecognition implies that either the instruments have no value or that they are free to employees and consultants, neither of which is an accurate reflection of the substance of the transaction. Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges will not be settled in cash, but rather, generally, through issuance of common stock.

The Company believes that the adoption of SFAS No. 123 will result in material non-cash charges to operations in 1998 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value of each option estimated at the time of its grant. The expense recognized for options granted to employees and consultants for services performed for the three and six months ended June 30, 1998, was $9 million and $11 million, respectively.
On a pro forma basis, adopting SFAS No. 123 would not have had a material effect on the results of operations for the three and six month periods in 1997.

9. Comprehensive Income

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net earnings (loss), unrealized gains (losses) on securities and foreign currency translation adjustments, which are charged or credited to the cumulative translation account within stockholders' equity.

Comprehensive income (loss) for the three and six months ended June 30, 1998 and 1997 was as follows (in millions):
                                           Three Months       Six Months
                                           Ended June 30,   Ended June 30,
                                           1998     1997    1998     1997

Net earnings (loss)                     $ (116)    $   56  $  810   $   91
Other comprehensive income before tax:
 Foreign currency translation adjustments,   -         (3)      1       (1)
 Unrealized holding gains (losses)
  arising during period                     (5)        (4)      3      (21)
 Reclassification adjustment for
   (gains) losses included in net earnings  (3)         -      (8)       -
                                         -----      -----   -----    -----
 Other comprehensive (loss), before tax     (8)        (7)     (4)     (22)
 Income tax benefit related to items of
    other comprehensive income               3          1       2        7
                                         -----      -----   -----    -----
 Other comprehensive (loss) net of taxes    (5)        (6)     (2)     (15)
                                         -----      -----   -----    -----
     Comprehensive income (loss)         $(121)     $  50   $ 808    $  76
                                         =====      =====   =====    =====

10. New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") which changes the way public companies report information about segments. SFAS No.131, which is based on the management approach to segment reporting includes requirements to report selected segment information quarterly, and entity wide disclosures about products and services, major customers, and geographic data. This statement is effective for financial statements for periods beginning after December 15, 1997.
The Company will reflect the adoption of SFAS No. 131 in its December 31, 1998 financial statements.

On March 4, 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1, "Accounting for the Costs of
Computer Software Developed or Obtained for Internal Use", ("SOP 98-1").
The effective date of this pronouncement is for fiscal years beginning after December 15, 1998, however, earlier application is encouraged and the Company is accounting for this cost in accordance with SOP 98-1 in 1998.

On April 3, 1998, the AcSEC issued Statement of Position 98-5,
"Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is required to reflect the initial application of SOP 98-5 as the cumulative effect of a change in accounting principle, as described in Accounting Principles
Board Opinion No. 20, Accounting Changes. As a result of the cumulative effect of a change in accounting treatment, the Company expects to record a charge to earnings in the first quarter of 1999 for any unamortized start-up or organization costs as of the beginning of 1999.

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
(SFAS No. 133). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at the fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not currently utilize derivative instruments, therefore the adoption of SFAS No. 133 is not expected to have a significant effect on the Company's results of operations or its financial position.

11. Business Development

On March 23, 1998, the Company and Frontier Communications International, Inc. ("Frontier") entered into an agreement ("Frontier Agreement") enabling the Company to lease approximately 8,300 miles of OC-12 network capacity on Frontier's new 13,000 mile SONET fiber optic, IP-capable network currently under construction for a period of up to five years. The leased network will initially connect 15 of the larger cities across the United States. While requiring an aggregate minimum payment of $165 million over its five-year term, the Frontier Agreement does not impose monthly minimum consumption requirements on the Company, allowing the Company to order, alter or terminate circuits as it deems appropriate. The Company expects to recognize these costs as the leased network is utilized, beginning in the third quarter of 1998.

On April 2, 1998, the Company announced it had reached a definitive agreement with Union Pacific Railroad Company ("Union Pacific") granting the Company rights-of-way along Union Pacific's rail routes for construction of the Company's North American intercity network. The Company expects that the Union Pacific agreement will satisfy substantially all of its anticipated right-of-way requirements west of the Mississippi River and approximately 50% of the right-of-way requirements for its North American intercity network. The agreement provides for initial fixed payments of up to $8 million to Union Pacific upon execution of the agreement and throughout the construction period, recurring payments in the form of cash, communications capacity, and other communications services based on the number of conduits that are operational and certain construction obligations of the Company to provide fiber or conduit connections for Union Pacific at the Company's incremental cost of construction.

On June 23, 1998, the Company signed a master easement agreement with Burlington Northern and Sante Fe Railway Company ("BNSF"). The agreement grants Level 3 right-of-way access to BNSF rail routes in as many as 28
states, over which to build its network.   Under the easement agreement,
Level 3 will make annual payments to BNSF and provide communications capacity to BNSF for its internal requirements. The amount of the annual payments is dependent upon the number of conduits installed, the number of conduits with fiber, and the number of miles of conduit installed along BNSF's route.

On June 18, 1998, Level 3 selected Peter Kiewit Sons', Inc. ("Kiewit") to build its 15,000 mile intercity communications network. The overall cost of the project is estimated at $2 billion. Construction of the network has begun in the third quarter of 1998 and is expected to be completed by 2001. The contract provides that Kiewit be reimbursed for its costs relating to all direct and indirect project level costs. In addition, Kiewit will have the opportunity to earn an award fee that will be based on cost and speed of construction, quality, safety and program management. The award fee will be determined by Level 3's assessment of Kiewit's performance in each of these areas.

12. Other Matters

Prior to the Split-off, as of January 1 of each year, holders of Class C Stock had the right to convert Class C Stock into Class D Stock, subject to certain conditions. In January 1998, holders of Class C Stock converted
2.3 million shares, with a redemption value of $122 million, in to 21 million shares of Level 3 Common Stock (formerly Class D Stock).

The Company is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position, future results of operations or future cash flows.

13. Subsequent Events

On July 20, 1998, Level 3 entered into a network construction cost-sharing agreement with INTERNEXT, LLC, a subsidiary of NEXTLINK Communications, Inc. valued at $700 million. The agreement calls for INTERNEXT to acquire the right to use 24 fibers and certain associated facilities installed along the entire route of Level 3's 15,000 mile intercity fiber optic network in the United States. INTERNEXT will pay Level 3 as segments of the intercity network are completed which will offset the capital expenditures made by the Company for the network.

The network as provided to INTERNEXT will not include the necessary electronics that allow the fiber to carry communications transmissions. INTERNEXT will be restricted from selling or leasing fiber to unaffiliated companies for the next four years. Also, under the terms of the agreement, INTERNEXT has the right to an additional conduit for its exclusive use and to share costs and capacity in certain future fiber cable installations in Level 3 conduits.

                LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

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

Recent Developments

Split-off

In October 1996, the Board of Directors of the Company (the "Board") directed management of the Company to pursue a listing of the Company's Class D Diversified Group Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class D Stock"), as a way to address certain issues created by the Company's then two-class capital stock structure and the need to attract and retain the best management for the Company's businesses. During the course of its examination of the consequences of a listing of the Class D Stock, management concluded that a listing of the Class D Stock would not adequately address these issues, and instead began to study a separation of the construction operations ("Construction Group") from the other businesses of the Company (the "Diversified Group"), thereby forming two independent companies. At the regular meeting of the Board on July 23, 1997, management submitted to the Board for consideration a proposal for separation of the Construction Group and the Diversified Group through a split-off of the Construction
Group (the "Split-off").  At a special meeting on August 14, 1997, the
Board approved the Split-off.

The separation of the Construction Group and the Diversified Group was contingent upon a number of conditions, including the favorable ratification by a majority of the holders of both the Company's Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class C Stock"), and the
Class D Stock, and the receipt by Company of an Internal Revenue Service ruling or other assurance acceptable to the Board that the separation would be tax-free to U.S. stockholders. On December 8, 1997, the holders of Class C Stock and Class D Stock approved the Split-off and on March 5,
1998, the Company received a favorable private letter ruling from the Internal Revenue Service. The Split-off occurred on March 31,
1998. In connection with the Split-off, (i) the Company exchanged each outstanding share of Class C Stock for one share of Common Stock of PKS Holdings, Inc. ("New PKS"), the company formed to hold the Construction Group, to which eight-tenths of a share of the Company's Class R
Convertible Common Stock, par value $.01 per share (the "Class R Stock"), was attached, (ii) New PKS was renamed "Peter Kiewit Sons', Inc.," (iii) the Company was renamed "Level 3 Communications, Inc." and (iv) Class D Stock was designated as common stock, par value $.01 per share ("Common Stock").
As a result of the Split-off, the Company no longer owns any interest in New PKS or the Construction Group. Accordingly, the separate financial statements and management's discussion and analysis of financial condition and results of operations of Peter Kiewit Sons', Inc. should be obtained to review the financial position of the Construction Group as of March 31, 1998 and December 27, 1997, and the results of operations for the three months ended March 31, 1998 and the three and six months ended June 30, 1997.

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

Listing of Common Stock

Effective April 1, 1998, the Company's Common Stock began trading on The Nasdaq National Market under the symbol "LVLT."

Conversion of Class R Stock

On May 1, 1998, the Board of the Company determined to force conversion of all shares of the Company's Class R Stock into Common Stock of the Company, effective May 15, 1998. The Class R Stock was converted into the Company's Common Stock in accordance with the formula set forth in the Company's Certificate of Incorporation. The formula provides for a conversion ratio equal to $25, divided by the average of the midpoints between the high and low sales prices for the Company's Common Stock on each of the fifteen trading days during the period beginning April 9 and ending April 30, 1998. That average for that period was $32.14, adjusted for the dividend issued August 10, 1998. Accordingly, each holder of Class R Stock received .7778 of a share of Common Stock for each share of Class R Stock held. In total, the 6.5 million shares of Class R Stock were converted into 5.1 million shares of Common Stock on May 15, 1998. As a result of the forced conversion, certain adjustments were made to the cost sharing and risk allocation provisions of the Separation Agreement and Tax Sharing Agreement between the Company and Peter Kiewit Sons', Inc. which reduced the costs and risks allocated to the Company.

Conversion of Class C Stock in January 1998

Prior to the Split-off, as of January 1 of each year, holders of Class C Stock had the right to convert Class C Stock into Class D Stock, subject to certain conditions. In January 1998, holders of Class C Stock converted 2.3 million shares, with a redemption value of $122 million, into 21 million shares of Level 3 Common Stock (formerly Class D Stock).

CalEnergy Transaction

In January 1998, the Company and CalEnergy Company, Inc. ("CalEnergy") closed the sale of the Company's energy assets to CalEnergy (the "CalEnergy Transaction"). The Company received proceeds of approximately $1.16 billion and recognized an after-tax gain of $324 million in the first quarter of 1998. The after-tax proceeds from this transaction of approximately $967 million will be used to fund in part the Company's planned expansion of its information services business and the development of an advanced international, facilities-based communications network based on Internet Protocol ("IP") technology ("Business Plan").

Stock Options

Subsequent to the Split-off, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for
Stock Based Compensation" ("SFAS No. 123") when it adopted an outperform stock option program ("OSO").  Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models)
on the date of grant is amortized over the vesting period of the option.
The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, they are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions. The OSO program was designed by the Company so that its stockholders receive a market return on their investment before
OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P")
500 Index.  Participants in the OSO program do not realize any value from options unless the Level 3 Common  Stock price outperforms  the
S&P  500 Index.   When the stock price gain is greater than the
corresponding gain on the S&P 500 Index, the value received for options under the OSO plan is based on a formula involving a multiplier related to the level by which the Level 3 Common Stock outperforms the S&P 500 Index.
To the extent that the Level 3 Common Stock outperforms the S&P 500, the value of OSOs to an option holder may exceed the value of non-qualified stock options.

The Company believes that the fair value method of accounting more appropriately reflects the substance of the transaction between an entity that issues stock options, or other stock-based instruments, and its employees and consultants; that is, an entity has granted something of value to an employee and consultants (the stock option or other instrument) generally in return for their continued employment and services. The Company believes that the value of the instrument granted to employees and consultants should be recognized in financial statements because nonrecognition implies that either the instruments have no value or that they are free to employees and consultants, neither of which is an accurate reflection of the substance of the transaction. Although the recognition of the value of the instruments results in compensation and professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges will not be settled in cash, but rather, generally, through issuance of common stock.

The Company believes that the adoption of SFAS No. 123 will result in material non-cash charges to operations in 1998 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value of each option estimated at the time of its grant. The expense recognized for options granted to employees and consultants for services performed for the three and six months ended June 30, 1998, was $9 million and $11 million, respectively.

Frontier Agreement

On March 23, 1998, the Company and Frontier Communications International, Inc. ("Frontier") entered into an agreement ("Frontier Agreement") enabling the Company to lease approximately 8,300 miles of OC-12 network capacity on Frontier's new 13,000 mile SONET fiber optic, IP-capable network currently under construction for a period of up to five years. The leased network will initially connect 15 of the larger cities across the United States. While requiring an aggregate minimum payment of $165 million over its five-year term, the Frontier Agreement does not impose monthly minimum consumption requirements on the Company, allowing the Company to order, alter or terminate circuits as it deems appropriate. The Company expects to recognize these costs as the leased network is utilized beginning in the third quarter of 1998.

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

XCOM Technologies, Inc. Acquisition

On April 23, 1998, the Company acquired XCOM Technologies, Inc. ("XCOM"), a privately held company that has developed technology which the Company believes will provide certain key components necessary for the Company to develop an interface between its IP-based network and the public
switched telephone network.   The Company issued approximately 5.3
million shares of Level 3 Common Stock and 0.8 million options and warrants to purchase Level 3 Common Stock in exchange for all the stock, options and warrants of XCOM.

The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $115 million was attributable to in-process research and development, and was taken as a nondeductible charge to earnings in the second quarter. The purchase price exceeded the fair value of the net assets acquired by $30 million which was recognized as goodwill.

Senior Notes

On April 28, 1998, the Company received $1.94 billion of proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 (the "Senior Notes"). The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future
senior unsecured indebtedness of the Company.   The Senior Notes contain
certain covenants, which among others, limit consolidated debt, dividend payments and transactions with affiliates. The Company is using the net proceeds of the Senior Notes in connection with the implementation of its Business Plan.

Burlington Northern Sante Fe Rights-of-Way

On June 23, 1998, the Company signed a master easement agreement with Burlington Northern and Sante Fe Railroad Company ("BNSF"). The agreement grants Level 3 right-of-way access to BNSF rail routes in as many as 28
states over which to build its network.   Under the easement agreement,
Level 3 will make annual payments to BNSF and provide communications capacity to BNSF for its internal requirements. The amount of the annual payments is dependent upon the number of conduits installed, the number of conduits with fiber, and the number of miles of conduit installed along BNSF's route.

Network Construction Contract

On June 18, 1998, Level 3 selected Peter Kiewit Sons', Inc. ("Kiewit") to build its 15,000 mile intercity communications network. The overall cost of the project is estimated at $2 billion. Construction of the network has begun in the third quarter of 1998 and is expected to be completed by 2001. The contract provides that Kiewit be reimbursed for its costs relating to all direct and indirect project level costs. In addition, Kiewit will have the opportunity to earn an award fee that will be based on cost and speed of construction, quality, safety and program management. The award fee will be determined by Level 3's assessment of Kiewit's performance in each of these areas.

NEXTLINK Agreement

On July 20, 1998, Level 3 entered into a network construction cost-sharing agreement with INTERNEXT, LLC, a subsidiary of NEXTLINK Communications, Inc. valued at $700 million. The agreement calls for INTERNEXT to acquire the right to use 24 fibers and certain associated facilities installed along the entire route of Level 3's 15,000 mile intercity fiber optic network in the United States. INTERNEXT will pay Level 3 as segments of the intercity network are completed which will offset the capital expenditures made by the Company for the network.

The network as provided to INTERNEXT will not include the necessary electronics that allow the fiber to carry communications transmissions. INTERNEXT will be restricted from selling or leasing fiber to unaffiliated companies for the next four years. Also, under the terms of the agreement, INTERNEXT has the right to an additional conduit for its exclusive use and to share costs and capacity in certain future fiber cable installations in Level 3 conduits.

Results of Operations

In late 1997, the Company announced a plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international, facilities-based communications network based on IP technology. Since the Business Plan represents a significant expansion of the Company's communications and information services business, the Company does not believe that the Company's financial condition and results of operations for prior periods will serve as a meaningful indication of the Company's future financial condition or results of operations. The Company expects to incur substantial net operating losses for the foreseeable future, and there can be no assurance that the Company will be able to achieve or sustain operating profitability in the future.

Revenue for the quarters ended June 30, is summarized as follows (in millions):

                                                1998            1997

Communications and Information Services         $  36           $  24
Coal Mining                                        62              54
Other                                               5               3
                                                -----           -----
                                                $ 103           $  81
                                                =====           =====

Communications and Information Services revenue consists of computer outsourcing revenue of $16 million, systems integration revenue of $14 million and $6 million of communications revenue from XCOM, subsequent to its acquisition on April 23, 1998. XCOM's revenue is derived primarily from reciprocal compensation fees paid by a regional telephone company.
The comparable amounts in 1997 for computer outsourcing and systems integration were $13 million and $11 million, respectively. Computer outsourcing revenues increased due to the addition of several new customers throughout 1997. The increase in systems integration revenue was primarily attributable to $2 million of revenue from DataBase
Technologies, a firm acquired by the Company on April 8, 1998.
Revenue from communications services is expected to increase in the third and fourth quarters as the Company begins to recognize revenue from its IP related services.

Coal mining revenue increased $8 million in the second quarter of 1998 compared to the same period in 1997. Additional alternate source coal sales to Commonwealth Edision was partially offset by the expiration of other long term contracts at the end of 1997 and lower priced contracts with new customers in 1998.

Operating Expenses increased 20% in 1998 to $49 million. Overall, margin, as a percentage of revenue, was consistent with that of 1997 for the communications and information services businesses. The early termination of a large contract in March of this year for the systems integration business, resulted in lower staff utilization and a decrease in margins. Margins for the computer outsourcing business improved as it had incurred significant migration costs in the second quarter of 1997 for new customers. Migration costs are expensed as incurred and were lower in the second quarter of 1998. Margins on coal sales increased
2% in the second quarter of 1998. An increase in sales of the higher margin alternate source coal was partially offset by lower margins on coal sold by the Company's mines. If current market conditions continue, the Company will experience a significant decline in coal revenue and earnings over the next several years as delivery requirements under long-term contracts decline as these long-term contracts begin to expire.

Depreciation Expense increased $2 million in 1998 to $7 million. Depreciation on equipment for computer outsourcing contracts and depreciation and amortization of assets acquired in the XCOM acquisition are primarily responsible for the increase. Additional depreciation is expected beginning in the third quarter of 1998 when the Company commences operations on a portion of its IP network.

General and Administrative Expenses increased significantly in 1998 to $55 million from $19 million in 1997 primarily due to the cost of activities associated with preparing for the expected launch of the IP related services in the third quarter of 1998. The Company incurred incremental compensation and travel costs for the substantial number of new employees that have been hired to begin implementation of the Business Plan, legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with the Company's plans to begin offering services in 15 U.S. cities in the fall of 1998.
In addition to the costs to expand the communications and information services businesses, the Company recorded $9 million of noncash compensation and professional service expenses in the second quarter of 1998 for expenses recognized under FAS No. 123. General and administrative costs are expected to increase significantly in future periods as the Company implements the Business Plan.

Write-off of In Process Research and Development was $115 million in 1998. The in process research and development costs were the portion of the purchase price allocated to the telephone network-to-IP network bridge technology acquired by the Company in the XCOM transaction and were estimated through formal valuation, at $115 million. In accordance with generally accepted accounting principles, the $115 million was taken as a nondeductible charge against earnings in the second quarter of 1998.

EBITDA which consists of earnings (losses) before interest, income taxes, depreciation, amortization, noncash stock-based compensation and other non-operating income or expenses was $8 million in 1998 and $21 million in 1997. The primary reason for the decrease between periods is the significant increase in general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan.
EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods. See Consolidated Condensed Statements of Cash Flows.

Interest Income increased significantly in 1998 to $45 million from $8 million in 1997 as the Company's average cash, cash equivalents and marketable securities balance approximated $3.2 billion in the second quarter of 1998. The Company's average cash, cash equivalents and marketable securities balance approximated $625 million in 1997. Pending utilization of the cash equivalents and marketable securities in implementing the Business Plan, the Company intends to invest the funds primarily in government and governmental agency securities. This investment strategy will provide for less yield on the funds, but is expected to reduce the risk to principal prior to using the funds in implementing the Business Plan.

Interest Expense increased significantly in 1998 to $36 million from $4 million in 1997. Interest expense increased substantially due to the completion of the offering of $2 billion aggregate principal amount of 9.125% Senior Notes Due 2008 issued on April 28, 1998. The amortization of $65 million of debt issuance costs associated with the Senior Notes also increased interest expense in the second quarter. The Company capitalized $1 million of interest expense on network construction and systems development projects.

Other Expense, net increased slightly in 1998 to $4 million. The decline is due to the losses incurred by the Company's equity method investees, primarily RCN Corporation, Inc. ("RCN"). RCN is a full service provider of local, long distance internet and cable television services to primarily residential users in the densely populated areas of the Northeast United States. RCN is incurring significant costs in developing its business plan including the acquisitions of several internet service providers. The Company recorded $22 million of equity losses attributable to RCN in the second quarter of 1998. Partially offsetting these losses was the gain on RCN's stock activity. In 1998, RCN issued stock through a public offering and for certain acquisitions. These issuances resulted in a decrease in the Company's ownership percentage but an increase in the Company's proportionate share of RCN's equity.
The Company first applied this increase against the goodwill, previously established for RCN, and then recognized a pre-tax gain of $21 million in the second quarter of 1998. Also included in Other Expense are equity earnings in Commonwealth Telephone Enterprises, Inc., a Pennsylvania public utility providing telephone service, equity in losses of Cable Michigan, Inc., a cable television operator in the State of Michigan, of marketable securities, investments and other assets each not individually significant to the Company's results of operations.

Income Tax Benefit differs from the statutory rate in 1998 primarily due to the $115 million nondeductible write-off of the research and development costs acquired in the XCOM acquisition. The income tax provision in 1997 is slightly below the statutory rate due primarily to depletion allowances, tax exempt interest income and other individually insignificant deductions for tax purposes in excess of that recognized for financial reporting purposes.


Six Months 1998 vs. Six Months 1997

Revenue for the six months ended June 30, is summarized as follows
 (in millions):

                                            1998           1997

Communications and Information Services    $  65          $  40
Coal Mining                                  115            115
Other                                         10              6
                                           -----          -----
                                           $ 190          $ 161
                                           =====          =====

Revenue increased 18% to $190 million in 1998 for the six months ended June 30, 1998 compared to the same period in 1997. Systems integration revenue increased 88% to $29 million in 1998. The Company's systems integration business was still in its early states of development in 1997 and the increase in revenue reflects the strong demand for system integration services. Revenue for the computer outsourcing business increased 21% to $30 million in 1998. The increase is attributable to the addition of several new customers in 1997 and early 1998. The remaining $6 million communications revenue is attributable to XCOM acquired on April 23, 1998.

Mining revenue in 1998 was consistent with that of 1997. Increases in alternate source coal sales were offset by a decrease in coal sold from the Company's mines. Coal sold from the Company's mines declined due to the expiration of a long-term contract in 1997.

Operating Expenses increased 14% to $91 million in 1998. Margin, as a percent of revenue, decreased 10% for the systems integration business as the early termination of a large contract resulted in a lower utilization rate of operating personnel. Gross margins for the computer outsourcing business increased 9% during the first six months of 1998. Migration costs incurred in 1997 to implement new outsourcing contracts were lower in 1998. Margins for the mining business were consistent with the same period in 1997. In 1998 an increase in higher margin alternate source coal sales were partially offset by the reduced margins on coal sold from the Company's mines. In 1997, margins were positively effected by the buyout of a spot coal contract. Under the buyout, the customer was able to cancel its contract commitments by making a payment equal to 60% of the price of the coal. These proceeds, with no corresponding costs, resulted in the higher margin for the period.

Depreciation Expense increased $3 million during the first six months of 1998. Depreciation on the computer equipment purchased for general and administrative personnel and computer outsourcing businesses and the depreciation and amortization of equipment and goodwill acquired in the XCOM acquisition, were primarily responsible for the increase in depreciation expense.

General and Administrative Expenses increased significantly in 1998 due to the expansion of the communications & information services. The hiring of several hundred employees to implement the IP business led to increases in compensation, relocation and travel expenses. In addition to regular compensation, the Company recognized $11 million of noncash expense for stock options and warrants granted in the first half of 1998. The Company also incurred approximately $8 million of professional service fees associated with the initial development of a substantial, scalable business support infrastructure, specifically designed to enable the Company to offer services efficiently to its targeted customers. In addition, the Company also incurred legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with the new Business Plan.

Write-off of In Process Research and Development was $115 million in 1998. The in process research and development costs were the portion of the purchase price allocated to the telephone network-to-IP network bridge technology acquired by the Company in the XCOM transaction and were estimated through formal valuation, at $115 million. In accordance with generally accepted accounting principles, the $115 million was taken as a nondeductible charge against earnings in the second quarter of 1998.

EBITDA declined to $7 million in 1998 from $46 million in 1997. The increase in operating costs and general and administrative expenses associated with the expanding communications and information services businesses was primarily responsible for the decline.

Interest Income increased to $71 million in 1998 from $15 million in 1997. The $1.16 billion proceeds from the sale of the energy assets on January 2, and the $1.94 billion proceeds from the debt offering on April 28, were primarily responsible for the average cash, cash equivalents and marketable securities balance increasing from $630 million to $2.6 billion for the six months ending June 30, 1997 and 1998, respectively. The increase in the average balance was directly responsible for the increase in interest income.

Interest Expense increased to $40 million in 1998. The increase in interest expense is directly attributable to the interest on the Senior Notes and the amortization of the deferred debt issuance costs. The interest expense for 1997 is primarily attributable to the debt on the California toll road which is nonrecourse to the Company.

Other Expense, net increased substantially in 1998 to $26 million from $6 million in 1997 due primarily to increased losses recognized by the Company's equity method investee, RCN. The Company's share of these losses approximated $53 million in 1998. RCN recognized a charge to earnings of approximately $52 million (Company's share $24 million) with respect to certain costs of the acquisitions associated with in process research and development activities. Partially offsetting these losses was the gain on RCN's stock activity of $21 million. Also included in Other Expense are equity earnings in Commonwealth Telephone Enterprises, Inc., equity in losses of Cable Michigan, Inc., of marketable securities, investments and other assets each not individually significant to the Company's results of operations.

Income Tax (Provision) Benefit differs from the expected statutory rate of 35% primarily due to the nondeductible write-off of the in process research and development costs allocated in the XCOM transaction. The effective rate in 1997 is lower than the expected rate due to depletion allowances and tax exempt interest income.

Discontinued Operations includes the one-time gain of $608 million recognized upon the distribution of the Construction Group to former Class C stockholder on March 31, 1998. Also included in discontinued operations is the gain, net of tax, of $324 million from the Company's sale of its energy assets to CalEnergy on January 2, 1998.

Financial Condition-June 30, 1998

The Company's working capital increased substantially during 1998 due primarily to the sale of the Company's energy assets to CalEnergy for $1.16 billion on January 2, 1998, and the $2 billion issuance of Senior Notes on April 28,
1998. The Company's working capital increased $2.3 billion to $3.7 billion on June 30, 1998. The Company's operations used $158 million of cash during the first half of 1998, primarily for the payment of income taxes and the costs in implementing the Business Plan, partially offset by funds provided by coal mining operations.

Investing activities include the purchase of $4,713 million of marketable securities, the sales and maturities of marketable securities of $2,484 million, $144 million of capital expenditures, primarily for the expanding IP and information services business and $22 million of investments, principally $18 million for information services businesses. The Company also realized $26 million of proceeds from the sale of property, plant and equipment and other assets.

Financing sources in 1998 consisted primarily of the net proceeds of $1.94 billion from the sale of Senior Notes in April, the conversion of 2.3 million shares of Class C Stock, with a redemption value of $122 million, into 21 million shares of Level 3 Common Stock (formerly
Class D Stock) in January, proceeds from the sale of Level 3 Common
Stock of $21 million and the exercise of the Company's stock options for $7 million. The Company reflected in the equity accounts the $164 million fair value of the issuance and forced conversion of the Class R Stock during the first half of 1998.

Liquidity and Capital Resources

Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has commenced the implementation of a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company plans to expand substantially the business of its subsidiary, PKS Information Services, Inc., and to create, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based communications network. The Company is designing its network based on IP technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The development of the Business Plan will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, will result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, there can be no assurance that the actual costs or the timing of the expenditures will not deviate from current estimates. The Company estimates that its capital expenditures in connection with the Business Plan will be in excess of $500 million in 1998 and will approximate $2 billion in 1999. The Company's current liquidity in addition to the net proceeds from the Senior Note and the cost sharing agreement with NEXTLINK, should be sufficient to fund the currently committed portions of the Business Plan.

The Company currently estimates that the implementation of the Business Plan, as currently contemplated, will require between $8 and $10 billion over the next 10 years. The Company's ability to implement the Business Plan and meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. The Company expects to meet its additional capital needs with the proceeds from sales or issuance of equity securities, credit facilities and other borrowings, or additional debt securities. The Senior Notes were issued under an indenture which permits the Company and its subsidiaries to incur substantial amounts of debt. In addition, the Company may sell or dispose of existing businesses or investments to fund portions of the Business Plan. The Company may, sell or lease capacity, its conduits or access to its conduits.
There can be no assurance that the Company will be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits, or that proceeds of dispositions of the Company's assets will reflect the assets' intrinsic value. Further, there can be no assurance that expenses will not exceed the Company's estimates or that the financing needed will not likewise be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the Business Plan.

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

New Accounting Pronouncement

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") which changes the way public companies report information about segments. SFAS No.131, which is based on the management approach to segment reporting includes requirements to report selected segment information quarterly, and entity wide disclosures about products and services, major customers, and geographic data. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company will reflect the adoption of SFAS No. 131 in its December 31, 1998 financial statements.

On March 4, 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). The effective date of this pronouncement is for fiscal years beginning after December 15, 1998, however, earlier application is encouraged and the Company is accounting for this cost in accordance with SOP 98-1 in 1998.

On April 3, 1998, the AcSEC issued Statement of Position 98-5,
"Reporting on the Costs of Start-Up Activities", ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.
SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is required to reflect the initial application of SOP 98-5 as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, Accounting Changes. As a result of the cumulative effect of a change in accounting treatment, the Company expects to record a charge to earnings in the first quarter of 1999 for any unamortized start-up or organization costs as of the beginning of 1999.

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at the fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not currently utilize derivative instruments, therefore the adoption of SFAS No. 133 is not expected to have a significant effect on the Company's results of operations or its financial position.

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

The Company expects that its Year 2000 compliance project will be completed before the Year 2000 date change. During the execution of this project, the Company has and will continue to incur internal staff costs as well as consulting and other expenses. These costs will be expensed, as incurred, in compliance with generally accepted accounting principles. The expenses associated with this project, as well as the related potential effect on the Company's earnings is not expected to have a material effect on its future operating results or financial condition. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

The Company has reviewed the guidance issued by the Securities and Exchange Commission Staff on August 4, 1998 with respect to Year 2000, and has begun the process of addressing the additional information requested by such guidance. The Company will include the information so requested in its filing on Form 10-Q for the quarter ended September 30, 1998.

                      PART II - OTHER INFORMATION


Item 2. Changes in Securities

Pursuant to an agreement dated March 2, 1998, the Company sold 200,000 shares of Common Stock, par value $.01 per share to Gleacher NatWest Inc., in connection with financial advisory services to be provided to the Company at an aggregate purchase price of $4,000,000. The sale to Gleacher NatWest Inc. was made pursuant to the exemption from registration contained in
Section 4(2) under the Securities Act of 1933, as amended.

Pursuant to an agreement on April 23, 1998, the Company issued 5,255,534 to the holders of the capital stock of XCOM Technologies, Inc. in connection with its acquisition by the Company. The issuance of stock to the holders of XCOM Technologies, Inc. capital stock was made pursuant to the exemption from registration contained in Section 4(2) under the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K


(a)    Exhibits filed as part of this report are listed below.

 Exhibit
 Number

   27    Financial Data Schedule.


(b) The Company filed a Form 8-K on April 16, 1998, and a Form 8-K/A on April 30, 1998, providing general information concerning the Company and its Business Plan not otherwise called for by Form 8-K.

The Company also filed a Form 8-K on June 9, 1998, reporting that on May 29, 1998, the Board of Directors had adopted a Stockholders Rights Plan in which preferred stock purchase rights have been distributed as a dividend.



SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LEVEL 3 COMMUNICATIONS, INC.


Dated: August 14, 1998                     \s\ Eric J. Mortensen
                                           Eric J. Mortensen
                                           Controller and
                                           Principal Accounting Officer


                   LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 INDEX TO EXHIBITS

 Exhibit
  No.

  27    Financial Data Schedule.