Form 10-Q
period 1998-09-30
LEVEL 3 COMMUNICATIONS INC
filed 1998-11-13
CIK 794323

FORM 10-Q
                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended September 30, 1998

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

The number of shares outstanding of each class of the issuer's common stock, as of November 1, 1998:

               Common Stock                307,122,673 shares



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
                                (unaudited)

                                         Three Months Ended  Nine Months Ended
                                             September 30,     September 30,
(dollars in millions, except share data)  1998         1997  1998        1997

Revenue                                  $  106       $  81  $ 296     $  242
Costs and Expenses:
 Operating expenses                          47          37    138        117
 Depreciation and amortization               11           5     24         15
 General and administrative expenses         96          26    199         61
 Write-off of in process
   research & development                     -           -    115          -
                                         ------       -----  -----     ------
Total costs and expenses                    154          68    476        193
                                         ------       -----  -----     ------

Earnings (Loss) from Operations             (48)         13   (180)        49

Other Income (Expense):
 Interest income                             53           8    124         23
 Interest expense, net                      (46)         (3)   (86)       (10)
 Other, net, principally equity losses of
  unconsolidated entities                   (27)        (10)   (53)       (11)
                                         ------       -----  -----     ------
  Total other income (expense)              (20)         (5)   (15)         2
                                         ------       -----  -----     ------

Earnings (Loss) Before Income Taxes and
 Discontinued Operations                    (68)          8   (195)        51

Income Tax (Provision) Benefit               23          (2)    28        (17)
                                         ------       -----  -----     ------

Earnings (Loss) from Continuing
  Operations                                (45)          6   (167)        34
Discontinued Operations:
 Gain on split-off of construction
   operations                                 -           -    608          -
 Gain on disposition of energy business,
  net of income tax expense of $174           -           -    324          -
 Energy, net of income tax benefit of
  $26 and $19                                 -         (50)     -        (37)
 Construction, net of income tax
  expense of $21 and $56                      -          34      -         84
                                         ------       -----  -----     ------
  Earnings (loss) from discontinued
   operations                                 -         (16)   932         47
                                         ------       -----  -----     ------
Net Earnings (Loss)                      $  (45)      $ (10) $ 765     $   81
                                         ======       =====  =====     ======

Earnings (Loss) Per Share:
 Continuing Operations:
  Basic                                  $ (.15)      $ .03  $(.56)    $  .14
                                         ======       =====  =====     ======
  Diluted                                $ (.15)      $ .03  $(.56)    $  .14
                                         ======       =====  =====     ======
 Discontinued Energy Operations:
  Basic                                  $    -       $(.21) $3.11     $ (.15)
                                         ======       =====  =====     ======
  Diluted                                $    -       $(.21) $3.11     $ (.15)
                                         ======       =====  =====     ======
 Net Earnings (Loss):
  Basic                                  $ (.15)      $(.18) $2.55     $ (.01)
                                         ======       =====  =====     ======
  Diluted                                $ (.15)      $(.18) $2.55     $ (.01)
                                         ======       =====  =====     ======
 Net Earnings (Loss), excluding gain on
  split-off of construction operations:
  Basic                                  $ (.15)      $(.18) $ .52     $ (.01)
                                         ======       =====  =====     ======
  Diluted                                $ (.15)      $(.18) $ .52     $ (.01)
                                         ======       =====  =====     ======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                  (Unaudited)

                                                September 30,     December 27,
(dollars in millions, except share data)            1998              1997

Assets

Current Assets
 Cash and cash equivalents                        $   653          $    87
 Marketable securities                              2,980              678
 Restricted securities                                 24               22
 Accounts receivable                                   59               42
 Investment in discontinued operations - energy         -              643
 Other                                                 56               22
                                                  -------          -------
Total Current Assets                                3,772            1,494

Property, Plant and Equipment, less
  accumulated depreciation and amortization
  of $232 and $228                                    594              184
Investments                                           313              383
Investment in Discontinued Operations - Construction    -              652
Other Assets                                          181               66
                                                  -------          -------
                                                  $ 4,860          $ 2,779
                                                  =======          =======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                  (Unaudited)


                                                 September 30,   December 27,
(dollars in millions, except share data)             1998            1997

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                  $   126        $    31
 Current portion of long-term debt                       6              3
 Accrued reclamation and other mining costs             16             19
 Accrued interest                                       80              2
 Deferred income taxes                                   6             15
 Income taxes payable                                    6              -
 Other                                                  37             19
                                                   -------        -------
Total Current Liabilities                              277             89

Long-Term Debt, less current portion                 2,140            137
Deferred Income Taxes                                   92             83
Accrued Reclamation Costs                               96            100
Other Liabilities                                      157            140

Stockholders' Equity:
 Preferred stock, no par value, authorized
  10,000,000 shares; no shares outstanding
  in 1998 and 1997                                       -              -
 Common Stock, $.01 par value in 1998 and
  $.0625  par value in 1997:
  Common Stock(Class D in 1997), authorized
    500,000,000 shares;307,187,326 shares
    outstanding in 1998 and 271,034,280
    outstanding in 1997                                 3               8
  Class B, no shares outstanding in 1997                                -
  Class C, 10,132,343 outstanding in 1997                               1
 Additional paid-in capital                            736            427
 Accumulated other comprehensive income (loss)           5             (5)
 Retained earnings                                   1,354          1,799
                                                   -------        -------
Total Stockholders' Equity                           2,098          2,230
                                                   -------        -------
                                                   $ 4,860        $ 2,779
                                                   =======        =======

See accompanying notes to consolidated condensed financial statements.

              LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
             Consolidated Condensed Statements of Cash Flows
                              (unaudited)

                                                       Nine Months Ended
                                                          September 30,
(dollars in millions)                                  1998         1997

Cash flows from continuing operations:
 Net cash (used in) provided by continuing operations  $   (16)     $   167

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                                  2,882          160
 Purchases of marketable securities                     (5,132)        (168)
 Change in restricted securities                             -            4
 Acquisitions and investments                              (24)         (32)
 Proceeds from sale of property, plant and equipment
  and other investments                                     26            1
 Capital expenditures                                     (409)         (20)
                                                       -------       ------
  Net cash used in investing activities                 (2,657)         (55)

Cash flows from financing activities:
 Payments on long-term debt including current portion       (7)          (2)
 Issuance of long-term debt, net                         1,937           17
 Issuances of common stock                                  21           49
 Proceeds from exercise of stock options                     7            -
 Dividends paid                                              -          (12)
 Exchange of Class B&C Stock for Common Stock, net         122           72
                                                       -------       ------
  Net cash provided by financing activities              2,080          124

Cash flows from discontinued operations:
 Proceeds from sale of energy operations                 1,159            -
 Investments in discontinued energy operations               -          (34)
                                                       -------       ------
  Net cash provided by (used in) discontinued
   operations                                            1,159          (34)

Cash and cash equivalents of C-TEC at the
  beginning of 1997                                          -          (76)
                                                       -------       ------

Net change in cash and cash equivalents                    566          126

Cash and cash equivalents at beginning of year              87          147
                                                       -------       ------
Cash and cash equivalents at end of period             $   653       $  273
                                                       =======       ======

Non-Cash investing activities:
  Issuance of stock for acquisitions:
    XCOM Technologies, Inc.                            $   154       $    -
    GeoNet Communications, Inc.                             19            -
    Other                                                   10            -

The activities of the Construction & Mining Group have been removed from the Consolidated Condensed Statements of Cash Flows.

See accompanying notes to consolidated condensed financial statements.

               LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statement of Changes in Stockholders' Equity
                 For the nine months ended September 30, 1998
                              (unaudited)

                      Class   Common                   Other
                       B&C    Stock      Additional  Accumulated
                      Common  (Class D   Paid-in    Comprehensive Retained
(dollars in millions) Stock   in 1997)   Capital    Income (Loss) Earnings  Total

Balance at
 December 28, 1997    $   1   $     8     $  427     $    (5)     $ 1,799   $ 2,230

Common Stock:
 Issuance of Common
   Stock                  -         1        203           -            -       204
 Stock options exercised  -         1          7           -           (1)        7
 Designation of par
    value to $.01         -        (8)         8           -            -         -
 Stock dividend           -         1         (1)          -            -         -
 Stock option grants      -         -         25           -            -        25
 Income tax benefit from
    exercise of options   -         -         12           -            -        12
Class R Stock:
 Issuance of Class R
  Stock                   -         -         92           -          (92)        -
 Forced conversion
  of Class R Stock to
  Common Stock            -         -         72           -          (72)        -
Class C Stock:
 Repurchases              -         -        (25)          -            -       (25)
 Conversion of debentures -         -         10           -            -        10
Net Earnings              -         -          -           -          765       765
Other Comprehensive Loss  -         -          -          (5)           -        (5)
Split-off of the
 Construction & Mining
 Group                   (1)        -       (94)          15       (1,045)   (1,125)
                       ----      ----     -----         ----      -------   -------

Balance at
 September 30, 1998   $   -      $  3     $  736        $   5     $ 1,354    $ 2,098
                      =====      ====     ======        =====     =======    =======

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

In 1997, the Company agreed to sell its energy assets to CalEnergy Company, Inc. ("CalEnergy") and to separate the construction operations
("Construction & Mining Group") from the Company. On January 2, 1998, the Company completed the sale of its energy assets to CalEnergy. On
March 31, 1998, the Company completed the split-off of the Construction & Mining Group to stockholders that held Class C Stock. Therefore, the assets and liabilities and results of operations of both businesses have been classified as discontinued operations on the consolidated condensed balance sheet and statement of operations for all periods presented. Only the results of operations of the energy business have been reflected as discontinued on the statement of cash flows.

The Company is currently constructing its communications network. Costs associated directly with the uncompleted network and interest expense incurred during construction are capitalized. As segments of the network become operational, the assets will be depreciated over their useful lives.

The Company is currently developing business support systems. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project, and interest costs incurred when developing the business support systems are capitalized. Upon completion of the project, the total cost of the business support systems will be amortized over its useful life.

The capitalized business support systems and network construction costs incurred to date, $364 million, have been classified as assets under construction within Property, Plant & Equipment in the accompanying consolidated condensed balance sheet.

The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Following the Split-off, the Company's common stock began trading on The Nasdaq National Market on April 1, 1998, under the symbol "LVLT". In connection with the Split-off, the construction business was renamed "Peter Kiewit
Sons', Inc." and the Class D Stock became the common stock of Level 3 Communications, Inc. ("Common Stock"). Accordingly, the separate financial statements of Peter Kiewit Sons', Inc. should be obtained to review the financial position of the Construction & Mining Group as of December 27, 1997 and the results of operations for the three and nine months ended September 30, 1997.

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

On May 1, 1998, the Board of Directors of Level 3 Communications, Inc. determined to force conversion of all shares of the Company's Class R Stock into common stock of the Company, effective May 15, 1998. The Class R
Stock was converted into Level 3 Common Stock in accordance with the formula set forth in the Certificate of Incorporation of the Company. The formula provided for a conversion ratio equal to $25, divided by the average of the midpoints between the high and low sales prices for Level 3 Common Stock on each of the fifteen trading days during the period beginning April 9 and ending April 30. The average for that period was $32.14, adjusted for the stock dividend issued August 10, 1998. Accordingly, each holder of Class R Stock received .7778 of a share of Level 3 Common Stock for each share of Class R Stock held. In total 6.5 million shares of Class R Stock were converted into 5.1 million shares of Common Stock. The value of the Class
R Stock at the time of the forced conversion was $25 times the 6.5 million shares outstanding, or $164 million. The Company recognized the additional $72 million of value upon conversion of the Class R Stock to Common Stock. As a result of the forced conversion, certain adjustments were made to the cost sharing and risk allocation provisions of the Separation Agreement and Tax Sharing Agreement between the Company and Peter Kiewit Sons', Inc. which reduced the costs and risks allocated to the Company.

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

3. Discontinued Energy Operations

On January 2, 1998, the Company completed the sale of its energy assets to CalEnergy. Level 3 recognized an after-tax gain on the disposition of $324 million and the after-tax proceeds of approximately $967 million from the transaction are being used to fund in part the Business Plan. Results of operations for the period through January 2, 1998, were not considered significant and the gain on disposition was calculated using the carrying amount of the energy assets as of December 27, 1997.

4.  Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares during each period. Diluted earnings per share have been computed by including stock options considered to be potentially dilutive common shares.

The Company had a loss from continuing operations for the three and nine month periods ended September 30, 1998, therefore, no potential common shares related to Company stock options have been included in the computation of the diluted earnings per share because the resulting computation would be anti-dilutive. For the periods ending September 30, 1997, potentially dilutive stock options are calculated in accordance with the treasury stock method which assumes that proceeds from exercise of all options are used to repurchase common stock at the average market value. The number of shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the options.

The following details the earnings (loss) per share calculations for Level 3 Common Stock:

                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                        1998          1997   1998         1997

Earnings (loss) from continuing
 operations (in millions)              $  (45)       $    6  $ (167)    $   34
Earnings (loss) from discontinued
 energy operations                          -           (50)    932        (37)
                                       ------        ------  ------     ------

Net earnings (loss)                    $  (45)       $  (44) $  765     $   (3)

Total number of weighted average
 shares outstanding used to compute
 basic earnings per share
 (in thousands)                       306,515       245,854 300,151    245,130
Additional dilutive stock options           -           540       -        540
                                      -------       ------- -------    -------
Total number of shares used to
 compute dilutive earnings per share  306,515       246,394 300,151    245,670
                                      =======       ======= =======    =======
Continuing operations:
 Basic earnings (loss) per share      $  (.15)      $   .03 $  (.56)   $   .14
                                      =======       ======= =======    =======
 Diluted earnings (loss) per share    $  (.15)      $   .03 $  (.56)   $   .14
                                      =======       ======= =======    =======

Discontinued energy operations:
 Basic earnings (loss) per share      $     -       $ (.21) $  3.11    $  (.15)
                                      =======       ======  =======    =======
 Diluted earnings (loss) per share    $     -       $ (.21) $  3.11    $  (.15)
                                      =======       ======  =======    =======

Net earnings (loss):
 Basic earnings (loss) per share      $  (.15)      $ (.18) $  2.55    $  (.01)
                                      =======       ======  =======    =======
 Diluted earnings (loss) per share    $  (.15)      $ (.18) $  2.55    $  (.01)
                                      =======       ======  =======    =======

Net earnings (loss) excluding gain
 on split-off of construction
 operations:
  Basic earnings (loss) per share     $  (.15)      $ (.18) $   .52    $  (.01)
                                      =======       ======  =======    =======
  Diluted earnings (loss) per share   $  (.15)      $ (.18) $   .52    $  (.01)
                                      =======       ======  =======    =======

The Company had 19,690,144 options outstanding that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine month periods ended September 30, 1998.

Effective August 10, 1998, and December 26, 1997, the Company issued dividends of one share and four shares of Level 3 Common Stock (previously Class D Stock) for each share of Level 3 Common Stock outstanding. All share information and per share data have been restated to reflect these stock dividends.

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

The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $115 million was attributable to in-process research and development, and was taken as a nondeductible charge to earnings in the second quarter of 1998. The purchase price exceeded the fair value of the net assets acquired by $30 million which was recognized as goodwill and is being amortized over five years.

On September 30, 1998, Level 3 acquired GeoNet Communications, Inc. ("GeoNet"), a regional Internet service provider located in Northern California. The Company issued approximately 0.6 million shares and options in exchange for GeoNet's capital stock, which based on Level 3's closing price on September
30, valued the transaction at approximately $19 million. Goodwill of $20 million was recognized from this transaction and will be amortized over five years.

XCOM's and GeoNet's 1997 and 1998 operating results prior to the acquisitions were not significant relative to the Company's results.

For the Company's acquisitions the excess purchase price over the fair market value of the underlying assets was allocated to goodwill, other intangible assets and property based upon preliminary estimates of fair value. The Company does not believe that the final purchase price allocation will vary significantly from the preliminary purchase price allocation.

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

On June 4, 1998, Cable Michigan announced that its Board of Directors had reached a definitive agreement to sell the company to Avalon Cable for $40.50 per share in a cash-for-stock transaction. Level 3 received approximately $129 million when the transaction closed on November 6, 1998 and expects to recognize a pre-tax gain of approximately $90 million in the fourth quarter.

On September 25, 1998, Commonwealth Telephone Enterprises, Inc. ("CTCO") announced that it was commencing a rights offering of 3.7 million shares of its common stock. Under the terms of the offering, each stockholder received one right for every five shares of CTCO Common Stock or CTCO Class B Common Stock held. The rights enabled the holder to purchase CTCO Common Stock at a subscription price of $21.25 per share. Each right also carried the right to oversubscribe at the subscription price for the offered shares not purchased pursuant to the initial exercise of rights.

Level 3, which owned approximately 48% of CTCO prior to the rights offering, exercised its 1.8 million rights it received with respect to the shares it held. Messrs. Walter Scott, Jr., James Q. Crowe and David C. McCourt, members of the Board of Directors of both Level 3 and CTCO, agreed to oversubscribe for all the other shares offered for sale in the rights offering. The commitments of Messrs. Scott, Crowe, McCourt and other stockholders, resulted in Level 3 maintaining its 48% ownership interest in CTCO after the rights offering.

The following is summarized financial information of the three entities created as a result of the C-TEC restructuring for the three and nine months ended September 30, 1998 and 1997, and as of September 30, 1998 and December 31,
1997 (in millions):

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
Operations:                            1998          1997    1998         1997

Commonwealth Telephone Enterprises:
 Revenue                              $   58        $   50   $  167     $  145
 Net income available to common
  stockholders                             3             6       12         18

 Level 3's share:
  Net income                               2             3        6          9
  Goodwill amortization                    -             -       (1)        (1)
                                      ------        ------    -----      -----
     Equity in net income             $    2        $    3    $   5      $   8
                                      ======        ======    =====      =====

Cable Michigan:
 Revenue                              $   23        $   21    $  66      $  61
 Net loss available to common
  stockholders                            (3)            -       (9)        (3)

 Level 3's share:
  Net (loss) income                       (1)            -       (4)        (2)
  Goodwill amortization                   (1)            -       (3)        (2)
                                      ------        ------    -----      -----
     Equity in net loss               $   (2)       $    -    $  (7)     $  (4)
                                      ======        ======    =====      =====
RCN Corporation:
 Revenue                              $   58        $   31    $  148     $  92
 Net loss available to common
  stockholders                           (53)          (15)     (170)      (35)

 Level 3's share:
  Net loss                               (22)           (7)      (75)      (17)
  Goodwill amortization                    -             -         -         -
                                      ------        ------     -----     -----
   Equity in net loss                 $  (22)       $   (7)    $ (75)    $ (17)
                                      ======        ======     =====     =====

                         Commonwealth
                         Telephone          Cable             RCN
                         Enterprises       Michigan       Corporation
Financial Position:      1998   1997    1998     1997    1998     1997

Current assets          $  70  $  71   $  16    $  23   $1,185   $  703
Other assets              339    303     112      120      705      448
                        -----  -----   -----    -----   ------   ------
 Total assets             409    374     128      143    1,890    1,151

Current liabilities        71     76      22       16      178       70
Other liabilities         287    260     154      166    1,251      708
Minority interest           -      -      14       15       59       16
                        -----  -----   -----    -----   ------   ------
 Total liabilities        358    336     190      197    1,488      794
                        -----  -----   -----    -----   ------   ------
 Net assets
  (liabilities)         $  51  $  38   $ (62)   $ (54)  $  402   $  357
                        =====  =====   =====    =====   ======   ======

Level 3's share:
 Equity in net assets
  (liabilities)         $  25  $  18   $ (30)   $ (26)   $ 164    $ 173
 Goodwill                  55     57      69       72        -       41
                        -----  -----   -----    -----    -----    -----
                        $  80  $  75   $  39    $  46    $ 164    $ 214
                        =====  =====   =====    =====    =====    =====

The Company recognizes gains from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees once any unamortized goodwill associated with the investment has been reduced to zero. During 1998, RCN issued stock in a public offering and for certain acquisitions. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions eliminated the unamortized goodwill attributable to the Company's investment in RCN and resulted in pre-tax gains of $4 million and $25 million to the Company for the three months and nine months ended September 30, 1998, respectively.

On September 30, 1998, Level 3 owned approximately 48%, 48% and 41% of the outstanding shares of Commonwealth Telephone, Cable Michigan and RCN, respectively. The market value of the Company's investment in the three entities on September 30, 1998, was $216 million, $116 million and $346 million, respectively.

7.     Long Term Debt

On April 28, 1998, the Company received $1.94 billion of proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due
2008 (the "Senior Notes"). The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The Senior Notes contain certain covenants, which among others, limit consolidated debt, dividend payments, and transactions with affiliates. The Company is using the net proceeds of the Senior Notes in connection with the implementation of its Business Plan to increase substantially its information services business and to expand the range of services it offers by building an advanced international, facilities-based communications network based on IP technology. Debt issuance costs of $65 million have been capitalized and will be amortized over the term of the notes. The Company capitalized $5 million of interest expense and amortized debt issuance costs related to network construction and systems development projects in the third quarter of 1998 and $6 million for the nine months ended September 30, 1998.

8.   Level 3 Stock Plan

Subsequent to the Split-off, the Company adopted the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") when it adopted an outperform stock option program ("OSO"). Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the option. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions.

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

The Company believes that the adoption of SFAS No. 123 will result in material non-cash charges to operations in 1998 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value of each option estimated at the time of its grant. The expense recognized for options granted to employees and consultants for services performed for the three and nine months ended September 30, 1998, was $12 million and $23 million, respectively. In addition to the expense recognized, the Company capitalized $2 million of non-cash compensation for employees directly involved in the construction of the IP network and the development of the business support systems. On a pro forma basis, adopting SFAS No. 123 would not have had a material effect on the results of operations for the three and nine month periods in 1997.

9. Comprehensive Income

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The standard requires the display and reporting of comprehensive income which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net earnings
(loss), unrealized gains (losses) on securities and foreign currency translation adjustments, which are charged or credited to the cumulative translation account within stockholders' equity.

Comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1997 was as follows (in millions):

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       1998          1997    1998         1997

Net earnings (loss)                   $  (45)      $  (10)   $ 765       $  81
Other comprehensive income (loss)
 before tax:
 Foreign currency translation
  adjustments,                             -           (1)       1          (2)
 Unrealized holding gains (losses)
  arising during period                   (4)          14       (1)         (7)
 Reclassification adjustment for
  (gains) losses included in net
  earnings                                 -            -       (8)          -
                                      ------       ------   ------        ----
 Other comprehensive income (loss),
  before tax                              (4)          13       (8)         (9)
 Income tax benefit (provision)
  related to items of other
  comprehensive income (loss)              1           (5)       3           2
                                      ------       ------   ------        ----
 Other comprehensive income (loss)
  net of taxes                            (3)           8       (5)         (7)
                                      ------       ------   ------        ----
Comprehensive income (loss)           $  (48)      $   (2)  $  760        $ 74
                                      ======       ======   ======        ====


10. New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS No.131, which is based on the management approach to segment reporting includes requirements to report selected segment information quarterly, and entity wide disclosures about products and services, major customers, and geographic data. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company will reflect the adoption of SFAS No. 131 in its December 31, 1998 financial statements.

On March 4, 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The effective date of this pronouncement is for fiscal years beginning after December 15, 1998, however, earlier application is encouraged and the Company is accounting for these costs in accordance with SOP 98-1 in 1998.

On April 3, 1998, the AcSEC issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is required to reflect the initial application of SOP 98-5 as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, "Accounting Changes". As a result of the cumulative effect of a change in accounting treatment, the Company expects to record a charge to earnings in the first quarter of 1999 for any unamortized start-up or organization costs as of the beginning of 1999.

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

11. Business Developments

On March 23, 1998, the Company and Frontier Communications International, Inc. ("Frontier") entered into an agreement ("Frontier Agreement") enabling the Company to lease approximately 8,300 miles of OC-12 network capacity on Frontier's new 13,000 mile SONET fiber optic, IP-capable network, currently under construction for a period of up to five years. The leased network will initially connect 15 of the larger cities across the United States. While requiring an aggregate minimum payment of $165 million over its five-year term, the Frontier Agreement does not impose monthly minimum consumption requirements on the Company, allowing the Company to order, alter or terminate circuits as it deems appropriate. The Company recognized costs in the third quarter of 1998 as portions of the network became operational.

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

On June 18, 1998, Level 3 selected Peter Kiewit Sons', Inc. ("Kiewit") to build its 15,000 mile intercity communications network. The overall cost of the project is estimated at $2 billion. Construction of the network began in the third quarter of 1998 and is expected to be completed during the first quarter of 2001. The contract provides that Kiewit be reimbursed for its costs relating to all direct and indirect project level costs. In addition, Kiewit will have the opportunity to earn an award fee that will be based on cost and speed of construction, quality, safety and program management. The award fee will be determined by Level 3's assessment of Kiewit's performance in each of these areas.

On July 20, 1998, Level 3 entered into a network construction cost-sharing agreement with INTERNEXT, LLC, a subsidiary of NEXTLINK Communications, Inc. valued at $700 million. The agreement calls for INTERNEXT to acquire the right to use 24 fibers and certain associated facilities installed along the entire route of Level 3's 15,000 mile intercity fiber optic network in the United States. INTERNEXT will pay Level 3 as segments of the intercity network are completed which will reduce the overall cost of the network to the Company.

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

On August 3, 1998, Level 3 and a group of 32 other global telecommunications companies entered into an agreement to construct an undersea cable system connecting Japan and the United States by mid-year 2000. The parties to this agreement are investing in excess of $1 billion to build the network, of which Level 3 is expected to contribute approximately $130 million. In addition, each party will have joint responsibility for network oversight, maintenance and administration.

On October 14, Level 3 announced that it had signed an agreement with Global Crossing Ltd. for trans-oceanic capacity on Global Crossing's fiber optic cable network. The agreement, covering 25 years and valued at approximately $100 million, will provide Level 3 with as-needed dedicated capacity across the Atlantic Ocean. Level 3 will have the option of utilizing capacity on other segments of Global Crossing's worldwide network.

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

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's additional filings with the Securities and Exchange Commission.

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

The separation of the Construction Group and the Diversified Group was contingent upon a number of conditions, including the favorable ratification by a majority of the holders of both the Company's Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class C Stock"), and the Class D Stock, and the receipt by Company of an Internal Revenue Service ruling or other assurance acceptable to the Board that the separation would be tax-free to U.S. stockholders. On December 8, 1997, the holders of Class C Stock and Class D Stock approved the Split-off and on March 5, 1998, the Company received a favorable private letter ruling from the Internal Revenue Service. The Split-off occurred on March 31, 1998. In connection with the Split-off,
(i) the Company exchanged each outstanding share of Class C Stock for one share of Common Stock of PKS Holdings, Inc. ("New PKS"), the company formed to hold the Construction Group, to which eight-tenths of a share of the Company's Class R Convertible Common Stock, par value $.01 per share (the "Class R Stock"), was attached, (ii) New PKS was renamed "Peter Kiewit
Sons', Inc.," (iii) the Company was renamed "Level 3 Communications, Inc." and (iv) Class D Stock was designated as common stock, par value $.01 per share ("Common Stock"). As a result of the Split-off, the Company no longer owns any interest in New PKS or the Construction Group. Accordingly, the separate financial statements and management's discussion and analysis of financial condition and results of operations of Peter Kiewit Sons', Inc. should be obtained to review the financial position of the Construction Group as of December 27, 1997, and the results of operations for the three and nine months ended September 30, 1997.

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

Conversion of Class R Stock

On May 1, 1998, the Board of the Company determined to force conversion of all shares of the Company's Class R Stock into Common Stock of the Company, effective May 15, 1998. The Class R Stock was converted into the Company's Common Stock in accordance with the formula set forth in the Company's Certificate of Incorporation. The formula provided for a conversion ratio equal to $25, divided by the average of the midpoints between the high and low sales prices for the Company's Common Stock on each of the fifteen trading days during the period beginning April 9 and ending April 30, 1998. The average for that period was $32.14, adjusted for the stock dividend issued August 10, 1998. Accordingly, each holder of Class R Stock received
 .7778 of a share of Common Stock for each share of Class R Stock held. In total, the 6.5 million shares of Class R Stock were converted into 5.1 million shares of Common Stock on May 15, 1998. As a result of the forced conversion, certain adjustments were made to the cost sharing and risk allocation provisions of the Separation Agreement and Tax Sharing Agreement between the Company and Peter Kiewit Sons', Inc. which reduced the costs and risks allocated to the Company.

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

CalEnergy Transaction

In January 1998, the Company and CalEnergy Company, Inc. ("CalEnergy") closed the sale of the Company's energy assets to CalEnergy (the "CalEnergy Transaction"). The Company received proceeds of approximately $1.16 billion and recognized an after-tax gain of $324 million in the first quarter of 1998. The after-tax proceeds from this transaction of approximately $967 million are being used to fund in part the Company's planned expansion of its information services business and the development of an advanced international, facilities-based communications network based on Internet Protocol ("IP") technology ("Business Plan").

Stock Options

Subsequent to the Split-off, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") when it adopted an outperform stock option program ("OSO"). Under SFAS No. 123, the fair value of an option
(as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the option. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions.

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

The Company believes that the adoption of SFAS No. 123 will result in material non-cash charges to operations in 1998 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value of each option estimated at the time of its grant. The expense recognized for options granted to employees and consultants for services performed for the three and nine months ended September 30, 1998, was $12 million and $23 million, respectively. In addition to the expense recognized, the Company capitalized $2 million of non-cash compensation costs for employees directly involved in the construction of the IP network and the development of the business support systems.

Frontier Agreement

On March 23, 1998, the Company and Frontier Communications International, Inc. ("Frontier") entered into an agreement ("Frontier Agreement") enabling the Company to lease approximately 8,300 miles of OC-12 network capacity on Frontier's new 13,000 mile SONET fiber optic, IP-capable network, currently under construction for a period of up to five years. The leased network will initially connect 15 of the larger cities across the United States.
While requiring an aggregate minimum payment of $165 million over its five-year term, the Frontier Agreement does not impose monthly minimum consumption requirements on the Company, allowing the Company to order, alter or terminate circuits as it deems appropriate. The Company recognized costs in the third quarter of 1998 as portions of the network became operational.

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

The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $115 million was attributable to in-process research and development, and was taken as a nondeductible charge to earnings in the second quarter. The purchase price exceeded the fair value of the net assets acquired by $30 million which was recognized as goodwill and is being amortized over five years.

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

Network Construction Contract

On June 18, 1998, Level 3 selected Peter Kiewit Sons', Inc. ("Kiewit") to build its 15,000 mile intercity communications network. The overall cost of the project is estimated at $2 billion. Construction of the network began in the third quarter of 1998 and is expected to be completed during the first quarter of 2001. The contract provides that Kiewit be reimbursed for its costs relating to all direct and indirect project level costs. In addition, Kiewit will have the opportunity to earn an award fee that will be based on cost and speed of construction, quality, safety and program management. The award fee will be determined by Level 3's assessment of Kiewit's performance in each of these areas.

INTERNEXT Agreement

On July 20, 1998, Level 3 entered into a network construction cost-sharing agreement with INTERNEXT, LLC, a subsidiary of NEXTLINK Communications, Inc. valued at $700 million. The agreement calls for INTERNEXT to acquire the right to use 24 fibers and certain associated facilities installed along the entire route of Level 3's 15,000 mile intercity fiber optic network in the United States. INTERNEXT will pay Level 3 as segments of the intercity network are completed which will reduce the overall cost of the network to the Company.

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

GeoNet Communications, Inc. Acquisition

On September 30, 1998, Level 3 acquired GeoNet Communications, Inc. ("GeoNet"), a regional Internet service provider located in Northern California. The Company issued approximately 0.6 million shares and options in exchange for GeoNet's capital stock, which based on Level 3's closing price on September
30, valued the transaction at approximately $19 million. Goodwill of $20 million was recognized from this transaction and will be amortized over five years.

Japan-US Cable Network

On August 3, 1998, Level 3 and a group of 32 other global telecommunications companies entered into an agreement to construct an undersea cable system connecting Japan and the United States by mid-year 2000. The parties to this agreement are investing in excess of $1 billion to build the network, of which Level 3 is expected to contribute approximately $130 million. The Company anticipates investing approximately $25 million in this project in
the fourth quarter.   In addition, each party will have joint responsibility
for network oversight, maintenance and administration.

Commonwealth Telephone Enterprises, Inc.

On September 25, 1998, Commonwealth Telephone Enterprises, Inc. ("CTCO") announced that it was commencing a rights offering of 3.7 million shares of its common stock. Under the terms of the offering, each stockholder received one right for every five shares of CTCO Common Stock or CTCO Class B Common Stock held. The rights enabled the holder to purchase CTCO Common Stock at a subscription price of $21.25 per share. Each right also carried the right to oversubscribe at the subscription price for the offered shares not purchased pursuant to the initial exercise of rights.

Level 3, which owned approximately 48% of CTCO prior to the rights offering, agreed to exercise 1.8 million rights it received with respect to the shares it held. Messrs. Walter Scott, Jr., James Q. Crowe, and David C. McCourt, members of the Board of Directors of both Level 3 and CTCO, agreed to oversubscribe for all the other shares offered for sale in the rights offering. The commitments of Messrs. Scott, Crowe, McCourt and other stockholders, resulted in Level 3 maintaining its 48% ownership interest in CTCO after the rights offering.

Global Crossing Agreement

On October 14, Level 3 announced that it had signed an agreement with Global Crossing Ltd. for trans-oceanic capacity on Global's fiber optic cable network. The agreement, covering 25 years and valued at approximately $100 million, will provide Level 3 with as-needed dedicated capacity across the Atlantic Ocean. Level 3 also will have the option of utilizing capacity on other segments of Global Crossing's worldwide network.

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

Third Quarter 1998 vs. Third Quarter 1997

Revenue for the quarters ended September 30, is summarized as follows (in millions):

                                             1998            1997

Communications and Information Services     $   37          $   27
Coal Mining                                     64              50
Other                                            5               4
                                            ------          ------
                                            $  106          $   81
                                            ======          ======

Communications and Information Services revenue consists of computer outsourcing revenue of $15 million, systems integration revenue of $14 million and $8 million of communications revenue from XCOM, subsequent to its acquisition in April, 1998. XCOM's revenue is derived primarily from reciprocal compensation fees paid by a regional telephone company. The comparable amounts in 1997 for computer outsourcing and systems integration were $13 million and $14 million, respectively. Computer outsourcing revenues increased due to the addition of several new customers in late 1997 and early 1998. The acquisitions of two small firms, for a total of $15 million in the second quarter of 1998, resulted in $3 million of additional systems integration revenue. This increase was offset by the loss of a major contract in early 1998 and a decline in systems reengineering revenue. Revenue from communications services is expected to increase in the fourth quarter as the Company recognizes additional revenue from its IP related services.

Coal mining revenue increased $14 million in the third quarter of 1998 compared to the same period in 1997. Additional alternate source coal sales to Commonwealth Edision was partially offset by the expiration of other long term contracts at the end of 1997 and lower priced contracts with new customers in 1998.

Operating Expenses increased 27% in 1998 to $47 million. Margin, as a percentage of revenue, declined from 40% in 1997 to 32% in 1998 for information services businesses. The early termination of a large contract in March of this year for the systems integration business resulted in lower staff utilization and a decrease in margins. Margins for the computer outsourcing business declined slightly in 1998. The start-up costs incurred to establish a second data center in Phoenix were partially offset by a decline in migration costs for new customers. Margins on coal sales increased 6% in the third quarter of 1998. An increase in sales of higher margin alternate source coal was partially offset by lower margins on coal sold from the Company's mines. If current market conditions continue, the Company will experience a significant decline in coal revenue and earnings over the next several years as delivery requirements under long-term contracts decline as these long-term contracts begin to expire.

Depreciation and Amortization Expense increased to $11 million in 1998 from $5 million in 1997. Depreciation on equipment for computer outsourcing contracts and depreciation and amortization of assets acquired in the XCOM acquisition are primarily responsible for the increase. Additional depreciation is expected in the fourth quarter of 1998 as the Company commences operations on additional portions of its IP network.

General and Administrative Expenses increased significantly in 1998 to $96 million from $26 million in 1997 primarily due to the cost of activities associated with preparing for the expected launch of the IP related services. The Company incurred incremental compensation and travel costs for the substantial number of new employees that have been hired to begin implementation of the Business Plan, legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with the Company's plans to begin offering services in 15 U.S. cities by the end of 1998. In addition to the costs to expand the communications and information services businesses, the Company recorded
$12 million of non-cash compensation and professional service expenses in the third quarter of 1998 for expenses recognized under SFAS No. 123. General and administrative costs are expected to increase significantly in future periods as the Company implements the Business Plan.

EBITDA which consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash stock-based compensation and other non-operating income or expenses was $(25) million in 1998 and $18 million in 1997. The primary reason for the decrease between periods is the significant increase in general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. See Consolidated Condensed Statements of Cash Flows.

Interest Income increased significantly in 1998 to $53 million from $8 million in 1997 as the Company's average cash, cash equivalents and marketable securities balance approximated $3.7 billion in the third quarter of 1998.
The Company's average cash, cash equivalents and marketable securities balance approximated $573 million in the comparable 1997 period. Pending utilization of the cash equivalents and marketable securities in implementing the Business Plan, the Company intends to invest the funds primarily in government and governmental agency securities. This investment strategy will provide for less yield on the funds, but is expected to reduce the risk to principal prior to using the funds in implementing the Business Plan.

Interest Expense, net increased significantly in 1998 to $46 million from $3 million in 1997. Interest expense increased substantially due to the completion of the offering of $2 billion aggregate principal amount of 9.125% Senior Notes Due 2008 issued on April 28, 1998. The amortization of debt issuance costs associated with the Senior Notes also increased interest expense in the third quarter. The Company capitalized $5 million of interest expense on network construction and systems development projects in the third quarter of 1998.

Other Expense, net increased in 1998 to $27 million. The increase in Other Expense is due to the losses incurred by the Company's equity method investees, primarily RCN Corporation, Inc. ("RCN"). RCN is a full service provider of local, long distance internet and cable television services to primarily residential users in the densely populated areas of the Northeast United States. RCN is incurring significant costs in developing its business plan including the acquisitions of several internet service providers. The Company recorded $22 million of equity losses attributable to RCN in the third quarter of 1998. Partially offsetting these losses was the gain on RCN's stock activity. In 1998, RCN issued stock through a public offering and for certain acquisitions. These issuances resulted in a decrease in the Company's ownership percentage but an increase in the Company's proportionate share of RCN's equity. In accordance with its accounting policy, the Company first applied this increase against the goodwill, previously established for RCN, and then recognized pre-tax gains of $21 million and $4 million in the second and third quarters of 1998, respectively. Also included in Other Expense are equity earnings in Commonwealth Telephone Enterprises, Inc., a Pennsylvania public utility providing telephone service, equity in losses of Cable Michigan, Inc., a cable television operator in the State of Michigan, and realized gains and losses on the sale of marketable securities, investments and other assets each not individually significant to the Company's results of operations.

Income Tax Benefit differs from the statutory rate in 1998 primarily due to the $115 million nondeductible write-off of the in process research and development costs related to the XCOM acquisition. The income tax provision in 1997 is slightly below the statutory rate due primarily to depletion allowances, tax exempt interest income and other individually insignificant deductions for tax purposes in excess of that recognized for financial reporting purposes.

Discontinued Operations In 1997, the United Kingdom implemented a "Windfall Tax" against privatized British utilities. The one-time tax was 23% of the difference between the value at the time of privatization and the utility's current value. The total impact of the tax to Level 3, directly through its investment in CE Electric UK, plc., and indirectly through its 30% ownership in CalEnergy was $63 million in the third quarter of 1997.

Nine Months 1998 vs. Nine Months 1997

Revenue for the nine months ended September 30, is summarized as follows (in millions):

                                                   1998              1997

Communications and Information Services           $  102            $   67
Coal Mining                                          178               165
Other                                                 16                10
                                                  ------            ------
                                                  $  296            $  242
                                                  ======            ======

Revenue increased 22% to $296 million in 1998 for the nine months ended September 30, 1998 compared to the same period in 1997. Systems integration revenue increased 41% to $42 million in 1998. The Company's systems integration business was still in its early states of development in 1997 and the increase in revenue reflects the strong demand for system integration services. Also contributing to the growth of systems integration revenue, was the acquisition of two small firms in the second quarter of 1998 which contributed $3 million of revenue. Revenue for the computer outsourcing business increased 24% to $46 million in 1998. The increase is attributable to the addition of several new customers in 1997 and early 1998. The remaining $14 million of communications revenue is primarily attributable to XCOM which was acquired in April, 1998.

Mining revenue increased 8% in 1998 to $178 million. Increases in alternate source coal sales were partially offset by a decrease in coal sold from the Company's mines. Coal sold from the Company's mines declined due to the expiration of a long-term contract in 1997.

Operating Expenses increased 18% to $138 million in 1998. Margin, as a percent of revenue, decreased 18% for the systems integration business as the early termination of a large contract resulted in a lower utilization of operating personnel. Gross margins for the computer outsourcing business increased 9% during the first nine months of 1998. A decrease in migration costs incurred in 1997 to implement new outsourcing contracts was partially offset by start up costs incurred for the second data center in Phoenix. Margins for the mining business increased by 3% in 1998.
In 1998 an increase in higher margin alternate source coal sales were partially offset by the reduced margins on coal sold from the Company's mines. In 1997, margins were positively effected by the buyout of a spot coal contract. Under the buyout, the customer was able to cancel its contract commitments by making a payment equal to 60% of the price of the coal.
These proceeds, with no corresponding costs, resulted in the higher margin for the period.

Depreciation and Amortization Expense increased $9 million during the first nine months of 1998. Depreciation on the computer equipment purchased for general and administrative personnel, computer outsourcing businesses and the depreciation and amortization of equipment and goodwill acquired in the XCOM acquisition, were primarily responsible for the increase in depreciation expense.

General and Administrative Expenses increased significantly in 1998 due to the expansion of the communications and information services businesses. The hiring of approximately 800 employees to implement the IP business led to increases in compensation, relocation, travel and facilities expenses.
In addition to regular compensation, the Company recognized $23 million of non-cash expense for stock options and warrants granted in the first nine months of 1998. The Company also incurred significant professional service fees associated with the initial development of a substantial, scalable business support infrastructure, specifically designed to enable the Company to offer services efficiently to its targeted customers. In addition, the Company also incurred legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with the new Business Plan.

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

EBITDA declined to $(18) million in 1998 from $64 million in 1997. The increase in operating costs and general and administrative expenses associated with the expanding communications and information services businesses was primarily responsible for the decline.

Interest Income increased to $124 million in 1998 from $23 million in 1997. The $1.16 billion proceeds from the sale of the energy assets on January 2, and the $1.94 billion proceeds from the debt offering on April 28, were primarily responsible for the average cash, cash equivalents and marketable securities balance increasing from $514 million to $2.9 billion for the nine months ending September 30, 1997 and 1998, respectively. The increase in the average balance was directly responsible for the increase in interest income.

Interest Expense, net increased to $86 million in 1998. The increase in interest expense is directly attributable to the interest on the Senior Notes and the amortization of the deferred debt issuance costs. The interest expense for 1997 is primarily attributable to the debt on the California toll road which is nonrecourse to the Company. The Company capitalized $6 million of interest expense on network construction and systems development projects in 1998.

Other Expense, net increased substantially in 1998 to $53 million from $11 million in 1997 due primarily to increased losses recognized by the Company's equity method investee, RCN. The Company's share of these losses approximated $75 million in 1998. RCN recognized a charge to earnings of approximately $52 million (Company's share $24 million) with respect to certain costs of the acquisitions associated with in process research and development activities. Partially offsetting these losses was the gain on RCN's stock activity of $25 million. In 1998, RCN issued stock through a public offering and for certain acquisitions. These issuances resulted in a decrease in the Company's ownership percentage but an increase in the Company's proportionate share of RCN's equity. It is the Company's policy to first apply this increase against goodwill, previously established for RCN, and then recognize a gain for the remaining increase in value. Also included in Other Expense are equity earnings in Commonwealth Telephone Enterprises, Inc., equity in losses of Cable Michigan, Inc., and realized gains and losses on the sale of marketable securities, investments and other assets each not individually significant to the Company's results of operations.

Income Tax (Provision) Benefit differs from the expected statutory rate primarily due to the nondeductible write-off of the in process research and development costs allocated in the XCOM transaction. The effective rate in 1997 is lower than the expected rate due to depletion allowances and tax exempt interest income.

Discontinued Operations includes the one-time gain of $608 million recognized upon the distribution of the Construction Group to former Class C stockholder on March 31, 1998. Also included in discontinued operations is the gain, net of tax, of $324 million from the Company's sale of its energy assets to CalEnergy on January 2, 1998. In 1997, the United Kingdom implemented a "Windfall Tax" against privatized British utilities. The total impact of the tax to Level 3, directly through its investment in CE Electric UK, plc., and indirectly through its 30% ownership in CalEnergy was $63 million in 1997.

Financial Condition-September 30, 1998

The Company's working capital increased substantially during 1998 due primarily to the sale of the Company's energy assets to CalEnergy for $1.16 billion on January 2, 1998, and the $1.94 billion of proceeds from the issuance of Senior Notes on April 28, 1998. The Company's working capital increased $2.1 billion to $3.5 billion on September 30, 1998. The Company's operations used $16 million of cash during the first nine months of 1998, primarily for the payment of 1998 estimated income taxes and the costs in implementing the Business Plan. These items were partially offset by funds provided by coal mining operations, the receipt of a $45 million federal tax refund, a $26 million payment from INTERNEXT and interest income.
The initial interest payment on the Senior Notes, $92 million, was made on November 2, 1998.

Investing activities include the purchase of $5,132 million of marketable securities, the sales and maturities of marketable securities of $2,882 million, $409 million of capital expenditures, primarily for the expanding IP and information services business and $24 million of investments, principally $15 million for information services businesses. The Company also realized $26 million of proceeds from the sale of property, plant and equipment and other assets.

Financing sources in 1998 consisted primarily of the net proceeds of $1.94 billion from the sale of Senior Notes in April, the conversion of 2.3 million shares of Class C Stock, with a redemption value of $122 million, into 21 million shares of Level 3 Common Stock (formerly Class D Stock) in January, proceeds from the sale of Level 3 Common Stock of $21 million and the exercise of the Company's stock options for $7 million. In 1998, Level
3 issued $183 million of stock for the acquisition of several IP businesses and reflected in the equity accounts the $164 million fair value of the issuance and forced conversion of the Class R Stock during the first nine months of 1998.

Liquidity and Capital Resources

Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has commenced the implementation of a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company plans to expand substantially the business of its subsidiary, PKS Information Services, Inc., ("PKSIS") and to create, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based communications network. The Company is designing its network based on IP technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The development of the Business Plan will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, will result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, there can be no assurance that the actual construction costs or the timing of the expenditures will not deviate from current estimates. The Company estimates that its capital expenditures in connection with the Business Plan will approximate $700 million in 1998 and exceed $2 billion in 1999. The Company's current liquidity in addition to the net proceeds from the Senior Notes, the cost sharing agreement with INTERNEXT and the realization of the value of certain non-core assets, should be sufficient to fund the currently committed portions of the Business Plan.

The Company currently estimates that the implementation of the Business Plan, as currently contemplated, will require between $8 and $10 billion over the next 10 years. The Company's ability to implement the Business Plan and meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. The Company expects to meet its additional capital needs with the proceeds from sales or issuance of equity securities, credit facilities and other borrowings, or additional debt securities. The Senior Notes were issued under an indenture which permits the Company and its subsidiaries to incur substantial amounts of debt. In addition, the Company may sell or dispose of existing businesses or investments to fund portions of the Business Plan. The Company may sell or lease capacity, its conduits or access to its conduits. There can be no assurance that the Company will be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits, or that proceeds of dispositions of the Company's assets will reflect the assets' intrinsic value. Further, there can be no assurance that expenses will not exceed the Company's estimates or that the financing needed will not likewise be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the Business Plan.

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

On June 4, 1998, Cable Michigan announced that its Board of Directors had reached a definitive agreement to sell the company to Avalon Cable for $40.50 per share in a cash-for-stock transaction. Level 3 received approximately $129 million when the transaction closed on November 6, 1998 and expects to recognize a pre-tax gain of approximately $90 million in the fourth quarter.

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

On March 4, 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The effective date of this pronouncement is for fiscal years beginning after December 15, 1998, however, earlier application is encouraged and the Company is accounting for these costs in accordance with SOP 98-1 in 1998.

On April 3, 1998, the AcSEC issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is required to reflect the initial application of SOP 98-5 as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, "Accounting Changes". As a result of the cumulative effect of a change in accounting treatment, the Company expects to record a charge to earnings in the first quarter of 1999 for any unamortized start-up or organization costs as of the beginning of 1999.

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

Year 2000

The Company is in the process of conducting a review of its computer systems, including the computer systems used in the Company's computer outsourcing business, to identify systems that could be affected by the "Year 2000" computer issue. Based upon this review, the Company will develop and implement a plan to resolve any related issues. The Year 2000 issue results from computer programs written with date fields of two digits, rather than four digits, thus resulting in the inability of computer programs to distinguish between the year 1900 and 2000. The Company expects that its Year 2000 compliance project will be completed before the Year 2000 date change. During the execution of this project, the Company has and will continue to incur internal staff costs as well as consulting and other expenses. These costs will be expensed, as incurred, in compliance with generally accepted accounting principles. The expenses associated with this project, as well as the related potential effect on the Company's earnings, are not expected to have a material effect on its future operating results or financial condition. The source of funds for Year
2000 compliance costs will be cash on hand, and are expected to represent an immaterial amount of the Company's overall information systems budget. There can be no assurance, however, that the Year 2000 problem will not have a material adverse effect on the Company's business, financial condition, competitive position and results of operations.

The Company anticipates that its plan to resolve related Year 2000 issues will be a multiphase plan that would include (1) assessment of the potential
Year 2000 issues, (2) a detailed action plan based upon the results of its assessment of the potential issues, (3) remediation of systems and products that are identified in the assessment and the detailed plan as requiring correction or elimination, (4) testing of the results of the remediation efforts to assess Year 2000 readiness and (5) the implementation of the remediated systems and products. Additional details of the Company's plan will be outlined as they are finalized.

The Company's wholly owned subsidiary, Level 3 Communications, LLC is a new company that is implementing new technologies to provide Internet Protocol
(IP) technology-based communications services to its customers. This company has adopted a strategy to select technology vendors and suppliers that provide products that are represented by such vendors and suppliers to be Year 2000 compliant. In negotiating its vendor and supplier contracts, the company secures Year 2000 warranties that address the Year 2000 compliance of the applicable product(s). As part of the Company's Year 2000 compliance program, plans will be put into place to test these products to confirm they are Year 2000 compliant.

The Company has initiated communications with its significant suppliers and customers, including those that will provide leased communications capacity to the Company as well as those of PKSIS' computer outsourcing business and, in particular, vendors of that business' computer outsourcing operating environments, to determine the extent to which the Company is vulnerable to the failure by such parties to remediate Year 2000 compliance issues. No assurance can be given, however, that the systems will be made
Year 2000 compliant in a timely manner or that the noncompliance of the systems of any of these parties would not have a material adverse effect on the Company's business, financial condition, competitive position and results of operations.

PKS Systems Integration LLC ("PKS Systems"), a subsidiary of PKSIS, provides a wide variety of information technology services to its customers.
In fiscal year 1997, approximately 80% of the revenue generated by PKS Systems related to projects involving Year 2000 assessment and renovation services performed by PKS Systems for its customers. These contracts generally require PKS Systems to identify date affected fields in certain application software of its customers and, in many cases, PKS Systems undertakes efforts to remediate those date-affected fields so that Year 2000 data may be processed. Thus, Year 2000 issues affect many of the services PKS Systems provides to its customers. This exposes PKS Systems to potential risks that may include problems with services provided by PKS Systems to its customers and the potential for claims arising under PKS Systems' customer contracts.
PKS Systems attempts to contractually limit its exposure to liability for Year 2000 compliance issues. However, there can be no assurance as to the effectiveness of these contractual limitations.

The expenses associated with this project by PKSIS, as well as the related potential effect on the Company's earnings, are not expected to have a material effect on its future operating results or financial condition. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of PKSIS as a result of the Year 2000 problem, will not have a material adverse effect on the Company's financial condition and results of operations.

               LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

Item 2. Changes in Securities

Pursuant to an agreement on July 1, 1998, the Company issued 187,706 common shares to the holder of the capital stock of UltraLine (Bermuda) Limited in connection with its acquisition by the Company. The value of the transaction, based upon the trading price of the Company's stock, was approximately $5 million. The issuance of stock to the holder of UltraLine (Bermuda) Limited capital stock was made pursuant to the exemption from registration contained in Section 4(2) under the Securities Act of 1933, as amended.

Pursuant to an agreement on September 16, 1998, the Company issued 150,609 common shares to the holders of the capital stock of mikNet Internet Based Services GmbH in connection with its acquisition by the Company. The value of the transaction, based upon the trading price of the Company's stock, was approximately $5 million. The issuance of stock to the holders of mikNet Internet Based Services GmbH capital stock was made pursuant to the exemptions from registration contained in Regulation S and Section 4(2) under the Securities Act of 1933, as amended.

Pursuant to an agreement on September 30, 1998, the Company issued 511,719 common shares to the holders of the capital stock of GeoNet Communications, Inc. in connection with its acquisition by the Company. The value of the issued shares, based upon the trading price of the Company's stock, was approximately $16 million. The issuance of stock to the holders of GeoNet Communications, Inc. capital stock was made pursuant to the exemptions from registration contained in Regulation S and Section 4(2) under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on July 14, 1998, the following matters were submitted to a vote.

1. To reelect the three Class I Directors to the Board of Directors of Level 3 for a three-year term until the 2001 Annual Meeting of Stockholders:

                                         In Favor             Withheld

   Walter Scott, Jr.                    96,945,914            106,153
   James Q. Crowe                       96,982,345             69,722
   Charles M. Harper                    96,701,865            350,202

2. To adopt a program relating to the issuance of Outperform Stock Options pursuant to the Level 3 1995 Stock Plan, amended and restated as of April 1, 1998:

    Affirmative votes:                  96,057,435
    Negative votes:                        726,338
    Abstentions:                           268,294

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits filed as part of this report are listed below.

  Exhibit
  Number

   10.1 Cost Sharing and IRU Agreement between Level 3 Communications, LLC and INTERNEXT, LLC, dated July 18, 1998

   27    Financial Data Schedule.


(b) The Company filed a Form 8-K on September 1, 1998; reporting that Arthur Andersen LLP had been engaged as its new independent accountants effective August 26, 1998.


                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LEVEL 3 COMMUNICATIONS, INC.


Dated: November 13, 1998                      \s\ Eric J. Mortensen
                                              -----------------------------
                                              Eric J. Mortensen
                                              Controller and Principal
                                              Accounting Officer

               LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS

 Exhibit
  No.


  10.1 Cost Sharing and IRU Agreement between Level 3 Communications, LLC and INTERNEXT, LLC, dated July 18, 1998

  27      Financial Data Schedule.