Form 10-K
period 1998-12-31
LEVEL 3 COMMUNICATIONS INC
filed 1999-04-01
CIK 794323

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-15658

                          Level 3 Communications, Inc.
             (Exact name of Registrant as specified in its charter)

Delaware                                                   47-0210602
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

3555 Farnam Street, Omaha, Nebraska                          68131
(Address of principal executive offices)                  (Zip code)

402-536-3677
(Registrant's telephone number including area code)

                    Securities registered pursuant to Section
                               12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share
 Rights to Purchase Series A Junior Participating Preferred Stock,
                            par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

(Cover continued on next page)

(Cover continued from prior page)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding
Common Stock, par value $.01 per share           337,845,001 as of March 9, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

         Portions of the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

(End of cover)

ITEM 1.  BUSINESS

     Level 3 Communications, Inc. ("Level 3" or the "Company") engages in the information services, communications and coal mining businesses through ownership of operating subsidiaries and substantial equity positions in public companies. In late 1997, the Company announced a business plan (the "Business Plan") to increase substantially its information services business and to expand the range of services it offers by building an advanced, international facilities-based communications network based on IP technology. For definitions of certain terms used in this description of Level 3's business, please see "-- Glossary" below.

History

     The Company was incorporated as Peter Kiewit Sons', Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, the Company invested a portion of the cash flow generated by its construction activities in a variety of other businesses. The Company entered the coal mining business in 1943, the telecommunications business (consisting of MFS Communications Company, Inc. ("MFS") and, more recently, an investment in C-TEC Corporation and its successors RCN Corporation ("RCN"), Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone") and Cable Michigan, Inc. ("Cable Michigan") in 1988, the information services business in 1990 and the alternative energy business, through MidAmerican Energy Holdings Company (f/k/a CalEnergy Company, Inc.) ("MidAmerican"), in 1991. Level 3 also has made investments in several development-stage ventures.

     In the last three years, the Company has distributed to its stockholders a portion of its telecommunications business, split off its construction business and sold its investments in the alternative energy sector.

     In December 1997, the Company's stockholders ratified the decision of the Board of Directors (the "Board") to effect a transaction to separate the Company's construction business from the diversified portion of the Company's business (the "Split-off"). As a result of the Split-off, which was completed on March 31, 1998, the Company no longer owns any interest in the construction portion of its former business (the "Construction Group"). In conjunction with the Split-off, the Company changed its name to "Level 3 Communications, Inc.," and the Construction Group changed its name to "Peter Kiewit Sons', Inc." See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In January  1998,  the Company  completed  the sale to  MidAmerican  of its energy investments, consisting primarily of a 24% equity interest in MidAmerican. The Company received proceeds of approximately $1.16 billion from this sale, and as a result recognized an after-tax gain of approximately $324 million in 1998.

     On November 6, 1998, Avalon Cable of Michigan, Inc. acquired all the outstanding stock of Cable Michigan. Level 3 received approximately $129 million in cash for its interest in Cable Michigan and recognized a pre-tax gain of approximately $90 million.

Industry Background

     History and Industry Development

     Telecommunications Industry. Prior to its court-ordered breakup in 1984 (the "Divestiture"), AT&T Corp. ("AT&T") largely monopolized the telecommunications services in the United States even though technological developments had begun to make it economically possible for companies (primarily entrepreneurial enterprises) to compete for segments of the communications business.

     The present structure of the U.S. telecommunications market is largely the result of the Divestiture. As part of the Divestiture, seven local exchange holding companies were created to offer services in geographically defined areas called LATAs. The RBOCs were separated from the long distance provider, AT&T, resulting in the creation of two distinct market segments: local exchange and long distance. The Divestiture provided for direct, open competition in the long distance segment.

     The Divestiture did not provide for competition in the local exchange market. However, several factors served to promote competition in the local exchange market, including: (i) customer desire for an alternative to the RBOCs, also referred to as the ILECs; (ii) technological advances in the transmission of data and video requiring greater capacity and reliability than ILEC networks were able to accommodate; (iii) a monopoly position and rate of return-based pricing structure which provided little incentive for the ILECs to upgrade their networks; and (iv) the significant fees, called "access charges," that long distance carriers were required to pay to the ILECs to access the ILECs' networks.

     The first competitors in the local exchange market, designated as CAPs by the FCC, were established in the mid-1980s. Most of the early CAPs were entrepreneurial enterprises that operated limited networks in the central business districts of major cities in the United States where the highest concentration of voice and data traffic is found. Since most states prohibited competition for local switched services, early CAP services primarily consisted of providing dedicated, unswitched connections to long distance carriers and large businesses. These connections allowed high-volume users to avoid the relatively high prices charged by ILECs for dedicated, unswitched connections.

     As CAPs proliferated during the latter part of the 1980s, certain federal and state regulators issued rulings which favored competition and promised to open local markets to new entrants. These rulings allowed CAPs to offer a number of new services, including, in certain states, a broad range of local exchange services, including local switched services. Companies providing a combination of CAP and switched local services are sometimes referred to as CLECs. This pro-competitive trend continued with the passage of the Telecommunications Act of 1996 (the "Telecom Act"), which provided a legal framework for introducing competition to local telecommunications services throughout the United States.

     Over the last three years, several significant transactions have been announced representing consolidation of the U.S. telecom industry. Among the ILECs, Bell Atlantic Corporation and NYNEX Corporation merged in August 1997, Pacific Telesis Group and SBC Communications Inc. merged in April 1997, SBC Communications Inc. and Ameritech Corporation have proposed a merger and GTE Corporation and Bell Atlantic Corporation have proposed a merger. Major long distance providers have sought to enhance their positions in local markets, through transactions such as AT&T's acquisition of Teleport Communications Group and Tele-Communications, Inc. and WorldCom, Inc.'s mergers with MFS Communications Company, Inc. ("MFS") and Brooks Fiber Properties. They have also sought to otherwise improve their competitive positions, through transactions such as WorldCom's merger with MCI.

     Many international markets resemble that of the United States prior to the Divestiture. In many countries, traditional telecommunications services have been provided through a monopoly provider, frequently controlled by the national government, such as a Post, Telegraph and Telephone Company. In recent years, there has been a trend toward liberalization of many of these markets, particularly in Europe. Led by the introduction of competition in the United Kingdom, the European Union mandated open competition as of January 1998. Similar trends are emerging, albeit more slowly, in Asia.

     Internet Industry. The Internet is a global collection of interconnected computer networks that allows commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business. The Internet originated with the ARPAnet, a restricted network that was created in 1969 by the United States Department of Defense Advanced Research Projects Agency to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and academic organizations. The networks that comprise the Internet are connected in a variety of ways, including by the public switched telephone network and by high speed, dedicated leased lines. Communications on the Internet are enabled by IP, an inter-networking standard that enables communication across the Internet regardless of the hardware and software used.

     Over time, as businesses have begun to utilize e-mail, file transfer and, more recently, intranet and extranet services, commercial usage has become a major component of Internet traffic. In 1989, the U.S. government effectively ceased directly funding any part of the Internet backbone. In the mid-1990s, contemporaneous with the increase in commercial usage of the Internet, a new type of provider called an ISP became more prevalent. ISPs offer access, e-mail, customized content and other specialized services and products aimed at allowing both commercial and residential customers to obtain information from, transmit information to, and utilize resources available on the Internet.

     ISPs generally operate networks composed of dedicated lines leased from ILECs, CLECs and ISPs using IP-based switching and routing equipment and server-based applications and databases. Customers are connected to the ISP's POP by facilities obtained by the customer or the ISP from either ILECs or CLECs through a dedicated access line or the placement of a circuit-switched local telephone call to the ISP.

     IP Communications Technology. There are two widely used switching technologies in currently deployed communications networks: circuit-switching systems and packet-switching systems. Circuit-switch based communications systems establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switch based communications systems format the information to be transmitted, such as e-mail, voice, fax and data into a series of shorter digital messages called "packets." Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address.

     Packet-switch based systems offer several advantages over circuit-switch based systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of "silence," the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given communication channel. There are, however, certain disadvantages to packet-switch based systems as currently implemented. Rapidly increasing demands for data, in part driven by the Internet traffic volumes, are straining capacity and contributing to latency (delays) and interruptions in communications transmissions. In addition, there are concerns about the adequacy of the security and reliability of packet-switch based systems as currently implemented.

     Initiatives   are  under  way  to  develop   technology  to  address  these
disadvantages of packet-switch based systems. The Company believes that the evolving IP standard, which is a market based standard broadly adopted in the Internet and elsewhere, will remain a primary focus of these development efforts. The Company expects the benefits of these efforts to be improved communications throughout, reduced latency and declining networking hardware costs.

     Telecommunications Services Market

     Overview of U.S. Market. The traditional U.S. market for telecommunications services can be divided into three basic sectors: long distance services, local exchange services and Internet access services. In 1997, it is estimated that local exchange services accounted for revenues of $92.4 billion, long distance services generated revenues of $104.6 billion and Internet services revenues totaled $6.3 billion. Revenues for both local exchange and long distance services include amounts charged by long distance carriers and subsequently paid to ILECs (or, where applicable, CLECs) for long distance access.

     Long Distance Services. A long distance telephone call can be envisioned as consisting of three segments. Starting with the originating customer, the call travels along an ILEC or CLEC network to a long distance carrier's POP. At the POP, the call is combined with other calls and sent along a long distance network to a POP on the long distance carrier's network near where the call will terminate. The call is then sent from this POP along an ILEC or CLEC network to the terminating customer. Long distance carriers provide only the connection between the two local networks, and pay access charges to LECs for originating and terminating calls.

     Local Exchange Services. A local call is one that does not require the services of a long distance carrier. In general, the local exchange carrier does provide the local portion of most long distance calls.

     Internet Service. Internet services are generally provided in at least two distinct segments. A local network connection is required from the ISP customer to the ISP's local facilities. For large, communication-intensive users and for content providers, these connections are typically unswitched, dedicated connections provided by ILECs or CLECs, either as independent service providers or, in some cases, by a company which is both a CLEC and an ISP. For residential and small/medium business users, these connections are generally PSTN connections obtained on a dial-up access basis as a local exchange telephone call. Once a local connection is made to the ISP's local facilities, information can be transmitted and obtained over a packet-switched IP data network, which may consist of segments provided by many interconnected networks operated by a number of ISPs. This collection of interconnected networks makes up the Internet. A key feature of Internet architecture and packet-switching is that a single dedicated channel between communication points is never established, which distinguishes Internet-based services from the PSTN.

     Overview of International Market. The traditional market for telecommunications services outside of the United States can also be divided into three basic sectors: long distance services, local exchange services and Internet access services. In 1997, it is estimated that local exchange services accounted for revenues of $116.6 billion, long distance services generated revenues of $193.7 billion and Internet services revenues totaled $4.8 billion.

     IP Network and Interconnection. The Company is designing the Level 3 network to be optimized for IP-based communications, rather than circuit-switch based communications such as that utilized by the PSTN. The network is being designed with the goal of providing the Company with the ability to adapt its facilities, hardware and software to future technology developments in packet-switch based communications systems.

     There are many IP networks currently in operation. While generally adequate for data transmission needs, these networks usually are not configured to provide the voice quality, real-time communications requirements of a traditional telephone call. With current technology, this quality can only be achieved by providing a substantial cushion of communications capacity. In addition, existing voice-over IP services generally require either customized end-user equipment or the dialing of "access codes" or the following of other special procedures to initiate a call. There are also concerns about the reliability and security of existing IP-voice networks.

     The Company is developing its IP-voice services so that customers will not be required to dial access codes or follow other special procedures to initiate a call. The Company and other technology providers are developing soft-switch technology to enable the transmission of traffic seamlessly between a router-based IP network and the circuit-based PSTN. This technology is expected to provide the Level 3 network with the same ubiquity of the PSTN. Specifically, the Company's technology is expected to provide Level 3 with (1) the ability to originate PSTN telephone traffic from an ILEC's switch (when the origination point is not on the Level 3 network), (2) route the traffic over the Level 3 network and (3) deliver the traffic either (a) directly to its destination (if the destination is on the Level 3 network) or (b) to an interconnection point where the traffic is transferred back to the PSTN (the routing of traffic to this interconnection point will be determined based on a least-cost routing criteria). When this capability is fully developed, based in part on acquired software, Level 3 expects to be able to obtain the benefits of packet-switch based communications protocols on its network, while allowing its customers to use their existing equipment, telephone numbers and dialing procedures, without additional access codes, for routing the call to the Level 3 network. Level 3 believes that by building its own network with significant excess capacity, expandability and the latest technological advances in network design and equipment and having the ability to route calls over the PSTN in the event of service disruptions, the other significant issues associated with IP-voice transmission (quality, latency, reliability and security) should be satisfactorily addressed. The Company plans to begin commercially testing its IP-voice transmission services in selected markets in the second quarter of 1999.

     On November 16, 1998, Level 3 and Bell Communications Research Inc. announced the merger of their respective specifications for a new protocol designed to bridge between the current circuit-based PSTN and emerging IP technology based networks.

     The merged specification, called the Media Gateway Control Protocol, or MGCP, represents a combination of the Internet Protocol Device Control, or IPDC specification developed by a consortium formed by Level 3 and made up of leading communications hardware and software companies, and the Simple Gateway Control protocol, developed by Bell Communications Research Inc. and Cisco Systems, Inc. The MGCP specification is available without a fee to service providers and hardware and software vendors interested in implementing it in their networks and equipment.

     The significance of MGCP is that when implemented it will provide customers with a seamless interconnection between traditional PSTN and the newer IP technology networks. Level 3 believes that this integration will enable customers to benefit from the lower cost of IP network services, including voice and fax, without modifying existing telephone and fax equipment or dialing access codes. Level 3 plans to use MGCP in the development of its own network.

Business Plan

     Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. Since that time, the Company has become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has expanded substantially the business of its subsidiary PKS Information Services, Inc. ("PKSIS") and is creating, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based communications network. The Company is designing the Level 3 network based on IP technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

     Market and Technology Opportunity. The Company believes that, as technology advances, a comprehensive range of both consumer and business communications and information services will be provided over networks utilizing IP technology. These services will include traditional voice services and fax transmission, as well as other data services such as Internet access and virtual private networks. The Company believes this shift has begun, and over time should accelerate, for the following reasons:

o Efficiency. As a packet-switched technology, IP technology generally uses network capacity more efficiently than the traditional circuit-switched PSTN. Therefore, certain services can be provided for lower cost over a network using IP technology, particularly those services which are not timing sensitive, such as e-mail and file transfer.

o Flexibility. IP technology is an open protocol (a non-proprietary, published standard) which allows for market driven development of new uses and applications for IP networks. In contrast, the PSTN is based on proprietary protocols, which are governed and maintained by international standards bodies that are generally controlled by government-affiliated entities and slower to accept change.

o Improving Technologies. The Company believes that IP's market based protocol will likely lead to technological advances that will address the problems currently associated with IP-based applications, including the difficulty achieving seamless interconnection with the PSTN, latency (delay through the network which can negatively affect timing sensitive communications such as voice and fax), quality and concerns about adequate security and reliability.

o Standardized Interface. Web browsers were developed for the public Internet and are usable with many IP networks. Web browsers can provide a standardized interface to data and applications on an IP network. Standardized interfaces make it easier for end users to access and use these resources.

     Level 3's Strategy. The Company is seeking to capitalize on the benefits of IP technology by pursuing the Business Plan. Key elements of the Company's strategy include:

o Become the Low Cost Provider of Communications Services. Level 3 is designing its network to provide high quality communications services at a lower cost and to incorporate more readily future technological improvements relative to older, less adaptable networks. For example, the Level 3 network is being constructed using multiple conduits to allow the Company to cost-effectively deploy future generations of optical networking components and thereby expand capacity and reduce unit costs. In addition, the Company's strategy is to maximize the use of open, non-proprietary interfaces in the design of its network software and hardware. This approach is intended to provide Level 3 with the ability to purchase the most cost-effective network equipment from multiple vendors.

o Offer a Comprehensive Range of Communications Services. As the Business Plan is implemented, the Company intends to provide a comprehensive range of communications services over the Level 3 network, including private line, colocation, Internet access, managed modem and voice and fax transmission service. The Company is currently offering all of these services other than voice and fax transmission services.

o Provide Seamless Interconnection to the PSTN. The Company and other technology providers are developing technology to allow seamless interconnection of the Level 3 network with the PSTN. A seamless interconnection will allow customers to use the Level 3 network, including voice and fax, without modifying existing telephone and fax equipment or existing dialing procedures (that is, without the need to dial access codes or follow other similar special procedures).

o Accelerate Market Roll-out. To support the launch of its services and develop a customer base in advance of completing the construction of its network, Level 3 has begun offering services in 17 U.S. cities and in London and Frankfurt over leased local and intercity facilities. Over time, these leased networks will be displaced by networks that the Company is constructing.

o Expand Target Market Opportunities. The Company has a direct sales force that targets large businesses. In addition, the Company has developed alternative distribution channels to gain access to a substantially larger base of potential customers than the Company could otherwise initially address through its direct sales force. Through the combination of a direct sales force and alternative distribution channels, the Company believes that it will be able to rapidly increase revenue-producing traffic on its network.

o Develop Advanced Business Support Systems. The Company is developing a substantial, scalable and web-enabled business support system infrastructure specifically designed to enable the Company to offer services efficiently to its targeted customers. The Company believes that this system will reduce our operating costs, give our customers direct control over some of the services they buy from us and allow us to grow rapidly without redesigning the architecture of its business support system.

o Leverage Existing Information Services Capabilities. The Company is expanding its existing capabilities in computer network systems integration, consulting, outsourcing and software reengineering, with particular emphasis on the conversion of legacy software systems to systems that are compatible with IP networks and web browser access.

o Attract and Motivate High Quality Employees. The Company has developed programs designed to attract and retain employees with the technical skills necessary to implement the Business Plan. The programs include the Company's Shareworks stock purchase plan and its Outperform Stock Option program.

     Competitive Advantages. The Company believes that it has the following competitive advantages that, together with its strategy, will assist it in implementing the Business Plan:

o Experienced Management Team. Level 3 has assembled a management team that it believes is well suited to implement the Business Plan. Most of Level 3's senior management was involved in leading the development and marketing of telecommunication products and in designing, constructing and managing intercity, metropolitan and international networks.

o Opportunity to Create a More Readily Upgradable Network Infrastructure. Level 3's network design strategy seeks to take advantage of recent innovations, incorporating many of the features that are not present in older communication networks and provides Level 3 flexibility to take advantage of future development and innovation.

o Integrated End-to-End Network Platform. Level 3's strategy is to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity networks in North America and Europe. The Company believes that the integration of its local and intercity networks will expand the scope and reach of its on-net customer coverage, and facilitate the uniform deployment of technological innovations as the Company manages its future upgrade paths.

o Systems Integration Capabilities. The Company believes that its ability to offer computer outsourcing and systems integration services, particularly services relating to allowing a customer's legacy systems to be accessed with web browsers, will provide additional opportunities for selling the Company's products and services.

The Level 3 Network

     An important element of the Business Plan is the development of the Level 3 network, an international, end-to-end network optimized for IP technology. Today, the Company is primarily offering its communications services using local and intercity facilities that are leased from third parties. This enables the Company to offer services during the construction of its own facilities. Over time, the portion of the Company's network that is owned by the Company will increase and the portion of the facilities leased will decrease. Over the next three to five years, the Company's network is expected to encompass:

o    an intercity network covering nearly 16,000 miles in North America;

o    backbone facilities in 40 North American markets;

o    leased backbone facilities in 10 additional North American markets;

o    an intercity network covering approximately 3,500 miles across Europe;

o leased or owned backbone facilities in 13 European and 8 Pacific Rim markets; and

o    transoceanic capacity.

     Intercity Networks. The Company's nearly 16,000 mile fiber optic intercity network in North America will consist of the following:

o Rights-of-way ("ROW") from a number of third parties including railroads, highway commissions and utilities. The Company is procuring these rights from sources which maximize the security and quality of the Company's installed network. As of February 2, 1999, the Company had use of approximately 14,400 miles of ROW which will satisfy approximately 93% of the ROW requirements for the North American intercity network. It has obtained these rights pursuant to agreements with Union Pacific Railroad Company, Burlington Northern & Santa Fe Railroad Company, Canadian Pacific Railway Co., Norfolk Southern Corporation and others.

o Multiple conduits connecting local city networks in approximately 200 North American cities, in 50 of which the Company expects to have city networks. In general, Level 3 will install groups of 10 conduits in its intercity network, but will install groups of up to 12 conduits in areas where it expects network demand to be stronger. The Company believes that the availability of spare conduit will allow it to deploy future technological innovations in optical networking components as well as providing Level 3 with the flexibility to offer conduit to other entities.

o Initial installation of optical fiber strands designed to accommodate dense wave division multiplexing transmission technology. This fiber allows deployment of equipment which transmits signals on 32 or more individual wavelengths of light per strand, thereby significantly increasing the capacity of the Company's network relative to older networks which generally use optical fiber strands that transmit fewer wavelengths of light per strand. In addition, the Company believes that the installation of newer optical fibers will allow a combination of greater wavelengths of light per strand, higher digital transmission speeds and greater spacing of network electronics. The Company also believes that each new generation of optical fiber will allow increases in the performance of these aspects of the fiber and will result in lower unit costs.

o High speed SONET transmission equipment employing self-healing protection switching and designed for high quality and reliable transmission.

o A design that maximizes the use of open, non-proprietary hardware and software interfaces to allow less costly upgrades as hardware and software technology improves.

     To support the launch of its services in the third quarter of 1998, the Company has leased intercity capacity from two providers, connecting the first 15 Level 3 North American markets. This leased capacity will be displaced over time by Level 3's North American intercity network.

     On July 20, 1998, Level 3 entered into a network construction cost-sharing agreement with INTERNEXT, LLC, a subsidiary of NEXTLINK Communications, Inc. The agreement, which is valued at $700 million, calls for INTERNEXT to acquire the right to use 24 fibers and certain associated facilities installed along the entire route of Level 3's North American intercity network in the United States. INTERNEXT will pay Level 3 as segments of the intercity network are completed which will reduce the overall cost of the network to the Company. The network as provided to INTERNEXT will not include the necessary electronics that allow the fiber to carry communications transmissions. Also, under the terms of the agreement, INTERNEXT has the right to an additional conduit for its exclusive use and to share costs and capacity in certain future fiber cable installations in Level 3 conduits.

The following diagram depicts the currently planned North American intercity network when fully constructed:

















       [Map depicting the Company's U.S. intercity network at completion.]











     The North American intercity network is expected to be completed during the first quarter of 2001. Deployment of the North American intercity network will be accomplished through simultaneous construction efforts in multiple locations, with different portions being completed at different times. As of December 31, 1998, the Company has completed 410 route miles of the intercity network and has an additional 850 route miles under construction.

     In Europe, the Company is deploying an approximately 3,500 mile fiber optic intercity network with characteristics similar to those of the North American intercity network. As in North America, the Company will provide initial service in Europe over a leased line and dark fiber network that will be displaced over time by the intercity network owned by the Company. The Company has recently begun development of the first approximately 1,750 mile portion of the European intercity network, with completion expected by the end of the third quarter of 2000. In the Pacific Rim, the Company currently intends to provide service over a leased line intercity network and long term leases of submarine cable capacity.

     In 1998, the Company entered into transoceanic capacity agreements for three systems which will link Level 3's North American, European and Pacific Rim intercity networks. One agreement provides for Level 3's participation in the construction of an undersea cable system that will connect Japan and the United States by mid-year 2000. The remaining two agreements were entered into by the Company for trans-Atlantic capacity.

     Local Market Infrastructure. The Company's local facilities include fiber optic networks, in a SONET ring configuration, connecting Level 3's intercity network gateway sites to ILEC and CLEC central offices, long distance carrier POPs, buildings housing communication-intensive end users and Internet peering and transit facilities.

     The Company has secured approximately 1.25 million square feet of space for its gateway facilities as of January 1999 and has completed the buildout of approximately 825,000 square feet of this space. The Company's gateway facilities are being designed to house local sales staff, operational staff, the Company's transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers, such as ISPs, in an environmentally controlled, secure site with direct access to the Level 3 network through dual, fault tolerant connections. The Company has gateway facilities, which vary in size, in New York City, Washington, D.C., Philadelphia, Atlanta, Boston, Dallas, Houston, Chicago, Detroit, Denver, Seattle, San Francisco, San Jose, Los Angeles, San Diego, Manchester, New Hampshire and Providence, Rhode Island. The Company is offering a limited set of services (including private line, colocation services, Internet access and managed modem) at its gateway sites in these cities. The availability of these services varies by location.

     Construction of initial local fiber loops in eight cities is expected to be completed by the end of the second quarter of 1999.

     As of February 1, 1999, the Company had 107 approved ILEC colocation applications in 27 cities and completed construction in 38 of these central offices. As of February 1, 1999, the Company had entered into interconnection agreements with RBOCs covering 22 cities.

     The Company has negotiated master leases with several CLECs and ILECs to obtain leased capacity from those providers so that the Company can provide its clients with local transmission capabilities before its own local networks are complete and in locations not directly accessed by the Company's owned facilities.

     The launches of services in London and Frankfurt followed the Company's acquisitions of BusinessNet Limited, a leading UK ISP, in January 1999 and miknet Internet Based Services GmbH, a leading German ISP, in September 1998. The Company launched its international gateway in London in January 1999. The 75,000 square foot office and operations facility will be the hub of European operations and will house the operational center and network equipment, along with additional space for expansion and colocation services. The Company plans to offer services in and between Paris, Amsterdam and Frankfurt in 1999 and one additional European city, also in 1999.

Communication and Information Services

     In connection with the Business Plan, the Company is substantially increasing the emphasis it places on and the resources devoted to its communications and information services business. The Company intends to build on the strengths of its information services business and the benefits of the Level 3 network to offer a broad range of other services to business and other end users.

     Level 3 currently offers, through its subsidiary PKSIS, computer operations outsourcing and systems integration services to customers located throughout the United States as well as abroad. The Company's systems integration services help customers define, develop and implement cost-effective information services. The computer outsourcing services offered by the Company include networking and computing services necessary for older mainframe-based systems and newer client/server-based systems. The Company provides its outsourcing services to clients that want to focus their resources on core businesses, rather than expend capital and incur overhead costs to operate their own computing environments. Level 3 believes that it is able to utilize its expertise and experience, as well as operating efficiencies, to provide its outsourcing customers with levels of service equal to or better than those achievable by the customers themselves, while at the same time reducing the customers' cost for such services. This service is particularly useful for those customers moving from older computing platforms to more modern client/server networks.

     The Company offers reengineering services that allow companies to convert older legacy software systems to modern networked computing systems, with a focus on reengineering software to enable older software application and data repositories to be accessed by web browsers over the Internet or over private or limited access IP networks. Through its Suite 2000SM line of services, the Company provides customers with a multi-phased service for converting programs and applications so that date-related information is accurately processed and stored before and after the year 2000. The Company also provides customers with a combination of workbench tools and methodologies that provide a complete strategy for converting mainframe-based application systems to client/server architecture, while at the same time ensuring Year 2000 compliance.

     As the Business Plan is being implemented, the Company is beginning to offer a comprehensive range of communications services, including the following:

o Private Line and Special Access. Private line and special access services are established as a permanent physical connection between locations for the exclusive use of the customer. The Company is offering the following types of special access and private line services:

o Private Line. This type of link is a dedicated line connecting two end-user locations for voice and data applications, including ISPs.

o Carrier-to-Carrier Special Access. This type of link connects carriers (long distance providers, wireless providers, ILECs and CLECs) to other carriers.

o End-user to Long Distance Provider Special Access. This type of link connects an end-user, such as a large business, with the local POP of its chosen long distance provider.

The Company is currently offering its local special access and private line services with available transmission speeds from T1 to OC3 and OC48 and its long distance services will be offered at speeds from T1 to OC3 and OC48. The Company is initially marketing its special access and private line services to ISPs, resellers and medium to large corporate customers.

o Colocation. The Company is offering its customers and other service providers the ability to locate their communications and networking equipment at Level 3's gateway sites in a safe and secure technical operating environment. The demand for these colocation services has increased as companies expand into geographic areas in which they do not have appropriate space or technical personnel to support their equipment and operations. At its operational colocation sites, the Company is offering customers AC/DC power, optional UPS power, emergency back-up generator power, HVAC, fire protection and security. Level 3 is also offering high-speed, reliable connectivity to the Level 3 leased network and other networks, including both local and wide area networks, the PSTN and Internet. These sites are being monitored and maintained 24 hours a day, seven days a week.

     Level 3 is offering customers, including ISPs, the opportunity to colocate their web-server computers at the Company's larger gateway sites, enabling them to take advantage of the marketing, customer service, internal company information ("intranets") and other benefits offered by such web presence. By colocating its web-server in a Level 3 facility, a customer has the ability  to  deploy  a  high-quality,  high-reliability  Internet  presence without investing capital in data center space, multiple high-speed connections or other capital intensive infrastructure. Although the customer is responsible for maintaining the content and performance of its server, the Company's technicians will be available to monitor basic server operation. The Company will also offer redundant infrastructure consisting of multiple routers and connections to Internet backbones and is also offering IP services such as e-mail, news feeds and Domain Name Services.

o Internet Access. The Company is beginning to offer Internet access to business customers, other carriers and ISPs. These services include high-capacity Internet connections ranging from T1 to OC3 transmission speeds. The Company has peering arrangements with approximately 60 ISPs and is currently purchasing transit from two major ISPs.

o Managed Modem. The Company is offering to its customers an outsourced, turn-key infrastructure solution for the management of dial up access to either the public Internet or a corporate data network that may include access to the public Internet ("Managed Modem"). While ISPs are provided a fully managed dial-up network infrastructure for access to the public Internet, corporate customers that purchase Managed Modem services receive connectivity for remote users to support data applications such as telecommuting, e-mail retrieval, and client/server applications. For Managed Modem customers, Level 3 arranges for the provision of local network coverage, dedicated local telephone numbers (which the Managed Modem customer distributes to its customers in the case of an ISP or to its employees in the case of a corporate customer), racks and modems as well as dedicated connectivity from the customers location to the Level 3 gateway facility. Level 3 also provides monitoring of this infrastructure 24 hours a day, seven days a week. By providing a turn-key infrastructure modem solution, Level 3 believes that this product allows its customers to save both capital and operating costs.

o Voice and Fax. The Company seeks to offer voice and fax services, including both real-time voice and fax transmission services, which are accessed using existing telephone and fax equipment and existing dialing procedures. The Company expects that these services will be offered at a quality level equal to that of the PSTN.

o Special Services. The Company is offering dark fiber and conduit along its local and intercity networks on a long term lease basis. Dark fiber is the term that is used to describe fiber optic strands that are not connected to transmission equipment. A customer can obtain dark fiber and/or conduit in any combination of three ways: (1) segment by segment, (2) full ring or (3) the entire Level 3 network. Level 3 offers colocation space in its gateway and intercity retransmission facilities to these customers for the placement of their transmission electronics. Although Level 3 will not be responsible for the management of the customer's transmission electronics, Level 3 is contemplating providing installation and maintenance services for this equipment on a fee for service basis.

Distribution Strategy

     The Company's distribution strategy is to utilize a direct sales force as well as alternative distribution channels. Through the combination of a direct sales force and alternative distribution channels, the Company believes that it will be able to more rapidly access markets and increase revenue-producing traffic on its network. To implement its distribution strategy, the Company is developing an in-house direct sales force and several alternative distribution channels.

     The Company uses its direct sales force to market its available products and services directly to large communications-intensive businesses. In addition, the direct sales force targets national and international accounts. These communications-intensive customers would typically be connected directly to the Level 3 leased network using unswitched, dedicated facilities.

     As part of its  distribution  strategy,  the Company is developing  several
alternative   distribution  channels.   These  include  agents,   resellers  and
wholesalers.

o Agents are independent organizations that sell Level 3's products and services under the Level 3 brand name to end-users in exchange for revenue based commissions. The Company's agents generally focus on specific market segments (such as small and medium sized businesses) and have existing customer bases. Sales through this alternative distribution channel require Level 3 to provide the same type of services that would be provided in the case of sales through its own direct sales force such as order fulfillment, billing and collections, customer care and direct sales management.

o Resellers are independent companies that purchase Level 3's products and services and then "repackage" these services for sale to their customers under their own brand name. Resellers generally require access to certain of the Company's business operating systems in connection with the sale of the Company's services to the resellers' customers. Sales through this distribution channel generally do not require Level 3 to provide order fulfillment, billing and collection and customer care.

o Wholesalers are independent companies that purchase from the Company unbundled network and service capabilities in large quantities in order to market their own products and services under a brand name other than Level
     3. Wholesalers have minimal dependence on the Company's business support systems in connection with the sale of services to their customers.

     The Company anticipates that participants in its alternative distribution channels will sell services directly to medium and small businesses and consumers. The Company expects these medium and small businesses and consumers to access the Level 3 network by using local switched services that are provided by CLECs or ILECs or by utilizing newly emerging alternatives including various DSL modem technologies, cable modems and wireless access technologies.

Business Support System

     In order to pursue its direct sales and alternative distribution strategies, the Company is developing a set of integrated software applications designed to automate the Company's operational processes. Through the development of a robust, scalable business support system, the Company believes that it has the opportunity to develop a competitive advantage relative to traditional telecommunications companies. Whereas traditional telecommunications companies operate extensive legacy business support systems with compartmentalized architectures that limit their ability to scale rapidly and introduce enhanced services and features, the Company has developed a business support system architecture intended to maximize both reliability and scalability.

     Key design aspects of the business support system development program are:

o integrated modular applications to allow the Company to upgrade specific applications as new products are available;

o a scalable architecture that allows certain functions that would otherwise have to be performed by Level 3 employees to be performed by the Company's alternative distribution channel participants;

o phased completion of software releases designed to allow the Company to test functionality on an incremental basis;

o "web-enabled" applications so that on-line access to all order entry, network operations, billing, and customer care functions is available to all authorized users, including Level 3's customers and resellers;

o use of a three-tiered, client/server architecture that is designed to separate data and applications, and is expected to enable continued improvement of software functionality at minimum cost; and

o maximum use of pre-developed or "shrink wrapped" applications, which will interface to Level 3's enterprise resource planning suites.

     The first three releases of the business support system have been delivered and contain functionality necessary to support the set of services presently offered. See "--Communication and Information Services."

Interconnection and Peering

     As a result of the Telecom Act, properly certificated companies may, as a matter of law, interconnect with ILECs on terms designed to help ensure economic, technical and administrative equality between the interconnected parties. The Telecom Act provides, among other things, that ILECs must offer competitors the services and facilities necessary to offer local switched services. See "--Regulation."

     As of February 1, 1999, the Company had entered into interconnection agreements covering 22 cities. The Company may be required to negotiate new or renegotiate existing interconnection agreements as Level 3 expands its operations in current and additional markets in the future.

     Peering agreements between the Company and ISPs are necessary in order for the Company to exchange traffic with those ISPs without having to pay transit costs. The Company has peering arrangements with approximately 60 ISPs and is currently purchasing transit from two major ISPs. The basis on which the large national ISPs make peering available or impose settlement charges is evolving as the provision of Internet access and related services has expanded. Recently, companies that have previously offered peering have cut back or eliminated peering relationships and are establishing new, more restrictive criteria for peering. In order to maintain certain of its peering relationships, Level 3 will have to meet these more restrictive criteria.

Employee Recruiting and Retention

     As of December 31, 1998, Level 3 had 1,225 employees in the communications portion of its business and PKSIS had approximately 959 employees, for a total of 2,184 employees. The Company believes that its ability to implement the Business Plan will depend in large part on its ability to attract and retain substantial numbers of additional qualified employees. In order to attract and retain highly qualified employees, the Company believes that it is important to provide (i) a work environment that encourages each individual to perform to his or her potential, (ii) a work environment that facilitates cooperation towards shared goals and (iii) a compensation program designed to attract the kinds of individuals the Company seeks and to align employees' interests with the Company's. The Company believes the Business Plan and its announced relocation to new facilities, currently being constructed in the Denver metropolitan area, help provide such a work environment. With respect to compensation programs, while the Company believes financial rewards alone are not sufficient to attract and retain qualified employees, the Company believes a properly designed compensation program is a necessary component of employee recruitment and retention. In this regard the Company's philosophy is to pay annual cash compensation which, if the Company's annual goals are met, is moderately greater than the cash compensation paid by competitors. The Company's non-cash benefit programs (including medical and health insurance, life insurance, disability insurance, etc.) are designed to be comparable to those offered by its competitors.

     The Company believes that the qualified candidates it seeks place particular emphasis on equity-based long term incentive ("LTI") programs. The Company currently has two complementary programs: (i) the equity-based "Shareworks" program, which helps ensure that all employees have an ownership interest in the Company and are encouraged to invest risk capital in the Company's stock; and (ii) an innovative Outperform Stock Option ("OSO") program. The Shareworks program currently enables employees to contribute up to 7% of their compensation toward the purchase of restricted common stock. If an employee remains employed by the Company for three years from the date of purchase, the shares will vest and be matched by the Company with a grant of an equal number of shares of its common stock. The Shareworks program also provides that, subject to satisfactory Company performance, the Company's employees will be eligible annually for grants by the Company of its restricted common stock of up to 3% of the employees' compensation, which shares will vest three years from the grant date.

     The Company has adopted the OSO program, which differs from LTI programs generally adopted by the Company's competitors that make employees eligible for conventional non-qualified stock options ("NQSOs"). While widely adopted, the Company believes such NQSO programs reward eligible employees when company stock price performance is inferior to investments of similar risks, dilute public stockholders in a manner not directly proportional to performance and fail to provide a preferred return on stockholders' invested capital over the return to option holders. The Company believes that the OSO program is superior to an NQSO-based program with respect to these issues while, at the same time, providing eligible employees a success-based reward balancing the associated risk.

     The OSO program was designed by the Company so that its stockholders receive a market related return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the S&P 500 Index. The value received for awards under the OSO plan is based on a formula involving a multiplier related to how much our common stock outperforms the S&P 500 Index. Participants in the OSO program do not realize any value from OSOs unless our common stock price outperforms the S&P 500 Index. To the extent that our common stock outperforms the S&P 500, the value of OSOs to an option holder may exceed the value of NQSOs.

     The Company adopted the recognition provisions of SFAS No. 123 in 1998. Under SFAS No. 123, the fair value of an OSO (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the OSO. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, they are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions. While the Company has not yet determined the total effect of adopting the recognition provisions of SFAS No. 123, the adoption resulted in non-cash charges to operations in 1998 of approximately $39 million and will result in OSO program non-cash charges to operations for future periods that the Company believes will also be material. The amount of the non-cash charge will be dependent upon a number of factors, including the number of awards granted and the fair value estimated at the time of grant.

Competition

     The communications and information services industry is highly competitive. Many of the Company's existing and potential competitors in the communications and information services industry have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including existing customer bases. Increased consolidation and strategic alliances in the industry resulting from the Telecom Act, the opening of the U.S. market to foreign carriers, technological advances and further deregulation could give rise to significant new competitors to the Company.

     In the special access and private line services market, the Company's primary competitors will be IXCs, ILECs and CLECs. In the market for the colocation of CLECs, the Company will compete with ILECs and CLECs. Most of these competitors have a significant base of customers for whom they are currently providing colocation services. Due to the high costs to CLECs of switching colocation sites, the Company may have a competitive disadvantage relative to these competitors. The market for the colocation of web-servers is extremely competitive. In this market, the Company competes with ISPs and many others, including IXCs, companies that provide only web hosting/IP colocation services and a number of companies in the computer industry.

     For voice and fax services, the Company will compete primarily with national and regional network providers. There are currently three principal facilities- based long distance fiber optic networks (AT&T, Sprint and MCI WorldCom, Inc. ("MCI WorldCom")), as well as numerous ILEC and CLEC networks. Others, including Qwest, IXC and Williams, are building additional networks that employ advanced technology similar to that of the Level 3 Network and offer significantly more capacity to the marketplace. The additional capacity that is expected to become available in the next several years may cause significant decreases in the prices for services. The ability of the Company to compete effectively in this market will depend upon its ability to maintain high quality services at prices equal to or below those charged by its competitors. IXCs and certain CLECs with excess fiber optic strands may be competitors in the dark fiber business. In the long distance market, the Company's primary competitors will include AT&T, MCI WorldCom and Sprint, all of whom have extensive experience in the long distance market. In addition, the Telecom Act will allow the RBOCs and others to enter the long distance market. These providers are also competitors in the provision of internet access. In local markets the Company will compete with ILECs and CLECs, many of whom have extensive experience in the local market. While the Company believes that IP technology will prove to be a viable technology for the transmission of voice and fax services, technology is not yet in place that will enable the Company to provide voice and fax services at an acceptable level of quality. There can be no assurance that the Company can develop or acquire such technology.

     The communications and information services industry is subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which the Company plans on providing. Accordingly, in the future the Company's most significant competitors may be new entrants to the communications and information services industry, which are not burdened by an installed base of outmoded equipment.

Regulation

     The Company's communications services business will be subject to varying degrees of federal, state, local and international regulation.

     Federal Regulation

     The FCC regulates interstate and international telecommunications services. The FCC imposes extensive regulations on common carriers such as ILECs that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as the Company. The FCC permits these nondominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points. The Company has obtained FCC authorization to provide international services on a facilities and resale basis. The Company will be required to file tariffs for its interstate and international long distance services with the FCC before commencing operations.

     Under the Telecom Act, any entity, including cable television companies, and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecom Act is subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still uncertainty as to what impact it will have on the Company. The Telecom Act is intended to increase competition. The Telecom Act opens the local services market by requiring ILECs to permit interconnection to their networks and establishing ILEC obligations with respect to:

o Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

o    Resale.   Requires   all  ILECs  and  CLECs  to  permit   resale  of  their
     telecommunications services without unreasonable restrictions or conditions. In addition, ILECs are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.

o Interconnection. Requires all ILECs and CLECs to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit). At the option of the carrier seeking interconnection, colocation of the requesting carrier's equipment in an ILEC's premises must be offered, except where the ILEC can demonstrate space limitations or other technical impediments to colocation.

o Unbundled Access. Requires all ILECs to provide nondiscriminatory access to unbundled network elements (including network facilities, equipment, features, functions, and capabilities) at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit).

o Number Portability. Requires all ILECs and CLECs to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

o Dialing Parity. Requires all ILECs and CLECs to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

o Access to Rights-of-Way. Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

     ILECs are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, ILECs remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

     In August 1996, the FCC released a decision (the "Interconnection Decision") establishing rules implementing the above-listed requirements and providing guidelines for review of interconnection agreements by state public utility commissions. The United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit") vacated certain portions of the Interconnection Decision. On January 25, 1999, the Supreme Court reversed the Eighth Circuit with respect to the FCC's jurisdiction to issue regulations governing local interconnection pricing (including regulations governing reciprocal compensation). The Supreme Court also found that the FCC had authority to promulgate a "pick and choose" rule and upheld most of the FCC's rules governing access to unbundled network elements. The Supreme Court, however, remanded to the FCC the standard by which the FCC identified the network elements that must be made available on an unbundled basis.

     The Eighth Circuit decisions and their recent reversal by the Supreme Court continue to cause uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. The Supreme Court's action in particular may require or trigger the renegotiation of existing agreements. Although state public utilities commissions have continued to conduct arbitrations, and to implement and enforce interconnection agreements during the pendency of the Eighth Circuit proceedings, the Supreme Court's recent ruling and further proceedings on remand (either at the Eighth Circuit or the FCC) may affect the scope of state commissions' authority to conduct such proceedings or to implement or enforce interconnection agreements. They could also result in new or additional rules being promulgated by the FCC. Given the general uncertainty surrounding the effect of the Eighth Circuit decisions and the recent decision of the Supreme Court reversing them, there can be no assurance that the Company will be able to continue to obtain or enforce interconnection terms that are acceptable to it or that are consistent with its business plans.

     The Telecom Act also codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecom Act contains special provisions that modify previous court decrees that prevented RBOCs from providing long distance services and engaging in telecommunications equipment manufacturing. These provisions permit a RBOC to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that the RBOC has entered into interconnection agreements (or, under some circumstances, has offered to enter into such agreements) in those states in which it seeks long distance relief, the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and the FCC is satisfied that the RBOC's entry into long distance markets is in the public interest. To date, several petitions by RBOCs for such entry have been denied by the FCC, and none have been granted. The Telecom Act permitted the RBOCs to enter the out-of-region long distance market immediately upon its enactment.

     In October 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. This order applies to all non-dominant interstate carriers, including AT&T. The order does not apply to the RBOCs or other local exchange providers. The FCC order was issued pursuant to authority granted to the FCC in the Telecom Act to "forbear" from regulating any telecommunications services provider if the FCC determines that the public interest will be served. On February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the implementation of the FCC order pending its review of the order on the merits. Currently, that temporary stay remains in effect.

     If the stay is lifted and the FCC order becomes effective, telecommunications carriers such as the Company will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions on which they offer their interstate services. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934. While tariffs provided a means of providing notice of prices, terms and conditions, the Company intends to rely primarily on its sales force and direct marketing to provide such information to its customers.

     The Company's costs of providing long distance services, as well as its revenues from providing local services, will both be affected by changes in the "access charge" rates imposed by ILECs on long distance carriers for origination and termination of calls over local facilities. In two orders released on December 24, 1996, and May 16, 1997, the FCC made major changes in the interstate access charge structure. In the December 24th order, the FCC removed restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to price its interstate access services competitively. The May 16th order substantially increased the amounts that ILECs subject to the FCC's price cap rules ("price cap LECs") recover through monthly flat-rate charges and substantially decreased the amounts that these LECs recover through traffic sensitive (per-minute) access charges. In the May 16th order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The plan will include rules that are expected to be established sometime in 1999 that may grant price cap LECs increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets. The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on the Company's revenues and costs. Several parties have appealed the May 16th order. Those appeals were consolidated and transferred to the Eighth Circuit. On August 19, 1998, the Eighth Circuit upheld the FCC's access charge reform rules.

     Beginning in June 1997, every RBOC advised CLECs that they did not consider calls in the same local calling area from their customers to CLEC customers, who are ISPs, to be local calls under the interconnection agreements between the RBOCs and the CLECs. The RBOCs claim that these calls are exchange access calls for which exchange access charges would be owed. The RBOCs claimed, however, that the FCC exempted these calls from access charges so that no compensation is owed to the CLECs for transporting and terminating such calls. As a result, the RBOCs threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, twenty-nine state commissions have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings. In every state, to date, the state commission has determined that reciprocal compensation is owed for such calls. Several of these cases are presently on appeal. Reviewing courts have upheld the state commissions in the four decisions rendered to date on appeal. Appeals from these decisions are pending in the Fifth, Seventh and Ninth U.S. Circuit Courts of Appeal. On February 25, 1999, the FCC issued a Declaratory Ruling on the issue of inter-carrier compensation for calls bound to ISPs. The FCC ruled that the calls are jurisdictionally interstate calls, not local calls. The FCC, however, determined that this issue was not dispositive of whether inter-carrier compensation is owed. The FCC noted a number of factors which would allow the state commissions to leave their decisions requiring the payment of compensation undisturbed. The Company cannot predict the effect of the FCC's ruling on existing state decisions, or the outcome of pending appeals or of additional pending cases. The FCC also issued proposed rules to address inter- carrier compensation in the future. If no compensation is provided for these calls, it could have an adverse effect on the Company.

     Since the FCC issued its order, each RBOC, including BellAtlantic from which the Company has been receiving reciprocal compensation, has filed petitions in selected states seeking relief from its obligations to pay reciprocal compensation for ISP traffic. Where appropriate, the Company has taken an active role in opposing these petitions.

     The FCC has to date treated ISPs as "enhanced service providers," exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax, and other requirements may apply to the Company's provision of Internet access services. The Company cannot predict the likelihood that state, federal or foreign governments will impose additional regulation on the Company's Internet business, nor can it predict the impact that future regulation will have on the Company's operations.

     In December 1996, the FCC initiated a Notice of Inquiry regarding whether to impose regulations or surcharges upon providers of Internet access and information services (the "Internet NOI"). The Internet NOI sought public comment upon whether to impose or continue to forebear from regulation of Internet and other packet-switched network service providers. The Internet NOI specifically identifies Internet telephony as a subject for FCC consideration. On April 10, 1998, the FCC issued a Report to Congress on its implementation of the universal service provisions of the Telecom Act. In that Report, the FCC stated, among other things, that the provision of transmission capacity to ISPs constitutes the provision of telecommunications and is, therefore, subject to common carrier regulations. The FCC indicated that it would reexamine its policy of not requiring an ISP to contribute to the universal service mechanisms when the ISP provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service. Any such contribution by a facilities-based ISP would be related to the ISP's provision of the underlying telecommunications services. In the Report, the FCC also indicated that it would examine the question of whether certain forms of "phone-to-phone IP telephony" are information services or telecommunications services. It noted that the FCC did not have an adequate record on which to make any definitive pronouncements on that issue at this time, but that the record the FCC had reviewed suggests that certain forms of phone-to-phone IP telephony appear to have similar functionality to non-IP telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain IP telephony services are subject to FCC regulations as telecommunications services, the FCC noted it may find it reasonable that the ISPs pay access charges and make universal service contributions similar to non-IP-based telecommunications service providers. The FCC also noted that other forms of IP telephony appear to be information services. The Company cannot predict the outcome of these proceedings or other FCC proceedings that may effect the Company's operations or impose additional requirements, or regulations or charges upon the Company's provision of Internet access services.

     On May 8, 1997, the FCC issued an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established  new  universal  service  funds to  support  telecommunications  and information services provided to qualifying schools and libraries (with an annual cap of $2.25 billion) and to rural health care providers (with an annual cap of $400 million). The FCC also expanded the federal subsidies for local exchange telephone services provided to low-income consumers. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company's contribution to these universal service funds will be based on its telecommunications service end-user revenues. The extent to which the Company's services are viewed as telecommunications services or as information services will impact the amount of the Company's contributions, if any. As indicated in the preceding paragraph, that issue has not been resolved. Currently, the FCC assesses such payments on the basis of a provider's revenue for the previous year. Since the Company had no significant telecommunications service revenues in 1997, it was not liable for subsidy payments in any material amount during 1998. With respect to subsequent years, however, the Company is currently unable to quantify the amount of subsidy payments that it will be required to make and the effect that these required payments will have on its financial condition because of uncertainties concerning the size of the universal fund and uncertainties concerning the classification of its services. In the May 8th order, the FCC also announced that it will soon revise its rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Several parties have appealed the May 8th order. Such appeals have been consolidated and transferred to the Fifth Circuit Court of Appeals where they are currently pending. The FCC's universal service program may also be altered as a result of the agency's reconsideration of its policies, or by future Congressional action.

     State Regulation

     The Telecom Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other procompetitive measures. Because the implementation of the Telecom Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services, including local dial tone, will be introduced.

     State regulatory agencies have jurisdiction when Company facilities and services are used to provide intrastate services. A portion of the Company's traffic may be classified as intrastate and therefore subject to state regulation. The Company expects that it will offer more intrastate services (including intrastate switched services) as its business and product lines expand and state regulations are modified to allow increased local services competition. To provide intrastate services, the Company generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. The Company currently is authorized to provide telecommunications services in Arkansas (facilities-based IXC), California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, and Wyoming.

     The Company has pending applications for authority to provide telecommunications service in Alabama, Arizona, Iowa, Kansas, Louisiana, Maine, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, Oklahoma, South Dakota, Vermont, West Virginia, Wisconsin, and Utah.

     Local Regulation

     The Company's networks will be subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county- by-county and state-by-state basis. To install its own fiber optic transmission facilities, the Company will need to obtain rights-of-way over private and publicly owned land. There can be no assurance that rights-of-way that are not already secured will be available to the Company on economically reasonable or advantageous terms.

     Canadian Regulation

     The Canadian Radio-Television and Telecommunications Commission (the "CRTC") generally regulates long distance telecommunications services in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the regional telephone companies, bringing significant competition to this industry for both domestic and international long distance services, but also lessening regulation of domestic long distance companies. Resellers, which, as well as facilities-based carriers, now have interconnection rights, but which are not obligated to file tariffs, may not only provide transborder services to the U.S. by reselling the services provided by the regional companies and other entities but also may resell the services of the monopoly international carrier, Teleglobe Canada ("Teleglobe"), including offering international switched services provisioned over leased lines. Although the CRTC formerly restricted the practice of "switched hubbing" over leased lines through intermediate countries to a third country, the CRTC recently lifted this restriction. The Teleglobe monopoly on international services and submarine cable landing rights terminated as of October 1, 1998, although the provision of Canadian international facilities-based services remains restricted to "Canadian carriers" with majority ownership by Canadians. Ownership of non-international facilities are limited to Canadian carriers but the Company can own international submarine cables landing in Canada. The Company cannot, under current or foreseen law, enter the Canadian market as a provider of facilities-based domestic services. Pending proceedings address issues such as the scope of contribution charges payable to the telephone companies to offset some of the capital and operating costs of interconnection as well as deregulation of the long distance services of the incumbent regional telephone companies.

     While competition is now emerging in other Canadian telecommunications market segments, the Company believes that the regional companies continue to retain a substantial majority of the local and calling card markets. Beginning in May 1997, the CRTC released a number of decisions opening to competition the Canadian local telecommunications services market, which decisions were made applicable in the territories of all Stentor member companies except SaskTel (although Saskatchewan has subsequently allowed local service competition in that province). As a result, networks operated by CLECs may now be interconnected with the networks of the ILECs. Facilities-based ILECs are subject to the same majority Canadian ownership "Canadian carrier" requirements as facilities-based long distance carriers. CLECs have the same status as ILECs, but they do not have universal service or customer tariff-filing obligations. CLECs are subject to certain consumer protection safeguards and other CRTC regulatory oversight requirements. CLECs must file interconnection tariffs for services to interexchange service providers and wireless service providers. Certain ILEC services must be provided to CLECs on an unbundled basis and subject to mandatory pricing, including central office codes, subscriber listings, and local loops in small urban and rural areas. For a five-year period, certain other important CLEC services must be provided on an unbundled basis at mandated prices. ILECs, which, unlike CLECs, remained fully regulated, will not be subject to rate of return regulation for an initial four-year period beginning May 1, 1997, but their services must not be priced below cost.

Interexchange contribution payments are now pooled and distributed among ILECs and CLECs according to a formula based on their respective proportions of residential lines, with no explicit contribution payable from local business exchange or directory revenues. CLECs must pay an annual telecommunications fee based on their proportion of total CLEC operating revenues. All bundled and unbundled local services (including residential lines and other bulk services) may now be resold, but ILECs need not provide these services to resellers at wholesale prices. Transmission facilities-based local and long distance carriers (but not resellers) are entitled to colocate equipment in ILEC central offices pursuant to terms and conditions of tariffs and intercarrier agreements. Certain local competition issues are still to be resolved. The CRTC has ruled that resellers cannot be classified as CLECs, and thus are not entitled to CLEC interconnection terms and conditions.

The Company's Other Businesses.

     The Company's other businesses include its investment in the C-TEC Companies (as defined), coal mining, the SR91 Tollroad (as defined) and certain other assets. The Company recently completed the sale of its interests in United Infrastructure Company, MidAmerican and Kiewit Investment Management Corp.

     C-TEC Companies

     On September 30, 1997, C-TEC completed a tax-free restructuring, which divided C-TEC into three public companies (the "C-TEC Companies"): C-TEC, which changed its name to Commonwealth Telephone, RCN and Cable Michigan. The Company's interests in the C-TEC Companies are held through a holding company (the "C-TEC Holding Company"). The Company owns 90% of the common stock of the C-TEC Holding Company, and preferred stock of the C-TEC Holding Company with a liquidation value of approximately $467 million as of December 31, 1998. The remaining 10% of the common stock of the C-TEC Holding Company is held by David
C. McCourt, a director of the Company who was formerly the Chairman of C-TEC. In the event of a liquidation of the C-TEC Holding Company, the Company would first receive the liquidation value of the preferred stock. Any excess of the value of the C-TEC Holding Company above the liquidation value of the preferred stock would be split according to the ownership of the common stock.

     Commonwealth Telephone. Commonwealth Telephone is a Pennsylvania public utility providing local telephone service to a 19-county, 5,191 square mile service territory in Pennsylvania. Commonwealth Telephone services approximately 259,000 main access lines. Commonwealth Telephone also provides network access and long distance services to IXCs. Commonwealth Telephone's business customer base is diverse in size as well as industry, with very little concentration. A subsidiary, Commonwealth Communications Inc. provides telecommunications engineering and technical services to large corporate clients, hospitals and universities in the northeastern United States. Another subsidiary, Commonwealth Long Distance operates principally in Pennsylvania, providing switched services and resale of several types of services, using the networks of several long distance providers on a wholesale basis. As of December 31, 1998, the C-TEC Holding Company owned approximately 48% of the outstanding common stock of Commonwealth Telephone.

     On October 23, 1998,  Commonwealth Telephone completed a rights offering of
3.7 million shares of its common stock. In the offering, Level 3 exercised all rights it received and purchased approximately 1.8 million additional shares of Commonwealth Telephone common stock for an aggregate subscription price of $38 million.

     RCN. RCN is a full service provider of local, long distance, Internet and cable television services primarily to residential users in densely populated areas in the Northeast. RCN operates as a competitive telecommunications service provider in New York City and Boston. RCN also owns cable television operations in New York, New Jersey and Pennsylvania; a 40% interest in Megacable, S.A. de C.V., Mexico's second largest cable television operator; and has long distance operations (other than the operations in certain areas of Pennsylvania). RCN is developing advanced fiber optic networks to provide a wide range of telecommunications services, including local and long distance telephone, video programming and data services (including high speed Internet access), primarily to residential customers in selected markets in the Boston to Washington, D.C. corridor. During the first quarter of 1998, RCN acquired Ultranet Communications, Inc. and Erols Internet, Inc., two ISPs with operations in the Boston to Washington, D.C. corridor. As of December 31, 1998, the C-TEC Holding Company owned approximately 41% of the outstanding common stock of RCN.

     Cable Michigan. Cable Michigan is a cable television operator in the State of Michigan which, as of December 31, 1997, served approximately 204,000 subscribers including approximately 39,400 subscribers served by Mercom. Clustered primarily around the Michigan communities of Grand Rapids, Traverse City, Lapeer and Monroe (Mercom), Cable Michigan's systems serve a total of approximately 400 municipalities in suburban markets and small towns. On June 4, 1998, Cable Michigan announced that it had agreed to be acquired by Avalon Cable. Level 3 received approximately $129 million in cash when the transaction closed on November 6, 1998.

     Coal Mining

     The Company is engaged in coal mining through its subsidiary, KCP Inc. ("KCP"). KCP has a 50% interest in three mines, which are operated by a subsidiary of Peter Kiewit Sons', Inc. ("New PKS"). Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Union Pacific Resources Group Inc. Walnut Creek Mining Company ("Walnut Creek") is a general partnership with Phillips Coal Company, a subsidiary of Phillips Petroleum Company. The Decker mine is located in southeastern Montana, the Black Butte mine is in southwestern Wyoming, and the Walnut Creek mine is in east-central Texas. The coal mines use the surface mining method.

     The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal in order to produce steam to generate electricity. Approximately 89% of sales are made under long-term contracts, and the remainder are made on the spot market. Approximately 77%, 79% and 80% of KCP's revenues in 1998, 1997 and 1996, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). The primary customer of Walnut Creek is the Texas-New Mexico Power Company ("TNP"). KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, Solvay Minerals, Pacific Power & Light, Minnesota Power, and Mississippi Power, that provide for the delivery of approximately 13 million tons through 2005. The level of cash flows generated in recent periods by the Company's coal operations will not continue after the year 2000 because the delivery requirements under the Company's current long-term contracts decline significantly.

     Under a mine management agreement, KCP pays a subsidiary of New PKS an annual fee equal to 30% of KCP's adjusted operating income. The fee in 1998 was $34 million.

     The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 1997, KCP's production represented 1.4% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

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

     The Company is required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses in 1998 was approximately $4 million. KCP's share of accrued estimated reclamation costs was $96 million at the end of 1998. The
Company did not make significant capital expenditures for environmental compliance with respect to the coal business in 1998. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of the Company's accruals, could have an adverse effect on the Company's business, results of operations, or financial condition.

     SR91 Tollroad

     The Company has invested $12 million for a 65% equity interest and lent $5.1 million to California Private Transportation Company L.P. ("CPTC"), which developed, financed, and currently operates the 91 Express Lanes, a ten mile, four-lane tollroad in Orange County, California (the "SR91 Tollroad"). The fully automated highway uses an electronic toll collection system and variable pricing to adjust tolls to demand. Capital costs at completion were $130 million, $110 million of which was funded with debt that was not guaranteed by Level 3. However, certain defaults by Level 3 on its outstanding debt and certain judgments against Level 3 can result in default under this debt of CPTC. Revenue collected over the 35-year franchise period is used for operating expenses, debt repayment, and profit distributions. The SR91 Tollroad opened in December 1995 and achieved operating break-even in 1996. Approximately 91,500 customers have registered to use the tollroad as of December 1998, and weekday volumes typically exceed 27,000 vehicles per day during December 1998.

Glossary

access                     Telecommunications services that permit long distance
                           carriers   to  use  local   exchange   facilities  to
                           originate  and/or  terminate long distance service.

access charges             The  fees paid by long distance  carriers to LECs for
                           originating and terminating long distance calls on the LECs' local networks.

backbone A centralized high-speed network that interconnects smaller, independent networks. It is the through-portion of a transmission network, as opposed to spurs which branch off the through-portions.

CAP Competitive Access Provider. A company that provides its customers with an alternative to the local exchange for local transport of private line and special access telecommunications services.

capacity                   The    information    carrying     ability    of    a
                           telecommunications facility.

carrier A provider of communications transmission services by fiber, wire or radio.

Central Office Telephone company facility where subscribers' lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance.

CLEC Competitive Local Exchange Carrier. A company that competes with LECs in the local services market.

colocation                 Colocation  refers  to  the  physical  location  of a
                           telecommunication carrier's equipment in ILEC or CLEC premises to facilitate the interconnection of their respective switching/routing equipment.

common carrier A government-defined group of private companies offering telecommunications services or facilities to the general public on a non-discriminatory basis.

conduit A pipe, usually made of metal, ceramic or plastic, that protects buried cables.

dedicated lines            Telecommunications    lines    reserved   for  use by
                           particular customers.

dialing parity The ability of a competing local or toll service provider to provide telecommunications services in such a manner that customers have the ability to route automatically, without the use of any access code, their telecommunications to the service provider of the customers' designation.

equal access The basis upon which customers of interexchange carriers are able to obtain access to their Primary Interexchange Carriers' (PIC) long distance telephone network by dialing "1", thus eliminating the need to dial additional digits and an authorization code to obtain such access.

facilities-based carriers  Carriers  that  own and operate their own network and equipment.

fiber optics               A  technology  in  which  light  is used to transport
                           information  from one point to another.  Fiber  optic
                           cables  are  thin  filaments  of  glass through which
                           light  beams  are  transmitted  over  long  distances
                           carrying   enormous   amounts   of  data.  Modulating
                           light  on  thin  strands  of  glass   produces  major
                           benefits including high bandwidth, relatively low cost, low power consumption, small space needs and total insensitivity to electromagnetic interference.

Gbps                       1000 Mbps.

ILEC Incumbent Local Exchange Carrier. A company historically providing local telephone service. Often refers to one of the Regional Bell Operating Companies (RBOCs). Often referred to as "LEC" (Local Exchange Carrier).

interconnection            Interconnection  of facilities between or among local
                           exchange  carriers,   including   potential  physical
                           colocation  of one  carrier's  equipment in the other
                           carrier's     premises     to     facilitate     such
                           interconnection.

interLATA                  Telecommunications services originating in a LATA and
                           terminating outside of that LATA.

Internet                   A  global  collection   of   interconnected  computer
                           networks   which   use  a   specific   communications
                           protocol.

intraLATA                  Telecommunications    services     originating    and
                           terminating in the same LATA.

IP Internet Protocol. Network protocols that allow computers with different architectures and operating system software to communicate with other computers on the Internet.

ISDN Integrated Services Digital Network. An information transfer standard for transmitting digital voice and data over telephone lines at speeds up to 128 Kbps.

ISPs                       Internet  Service  Providers.   Companies   formed to
                           provide access to the Internet to consumers and business customers via local networks.

IXC Interexchange Carrier. A telecommunications company that provides telecommunications services between local exchanges on an interstate or intrastate basis. A transmission rate. One kilobit equals 1,024 bits of information.

Kbps Kilobits per second. A transmission rate. One kilobit equals 1,024 bits of information.

LATA Local Access and Transport Area. A geographic area composed of contiguous local exchanges, usually but not always within a single state. There are approximately 200 LATAs in the United States.

leased line                Telecommunications  line  dedicated  to  a particular
                           customer along predetermined routes.

LEC Local Exchange Carrier. A telecommunications company that provides telecommunications services in a geographic area in which calls generally are transmitted without toll charges. LECs include both ILECs and CLECs.

local exchange A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.

local loop                 A  circuit  that  connects  an  end  user  to the LEC
                           central office within a LATA.

long distance carriers     (interexchange  carriers)  Long   distance   carriers
                           provide  services   between  local  exchanges  on  an
                           interstate  or   intrastate   basis.  A long distance
                           carrier may offer services over its own or another carrier's facilities.

Mbps Megabits per second. A transmission rate. One megabit equals 1,024 kilobits.

multiplexing               An  electronic  or optical  process  that  combines a
                           large number of lower speed transmission lines into one high speed line by splitting the total available bandwidth into narrower bands (frequency division), or by allotting a common channel to several different transmitting devices, one at a time in sequence (time division).

NAP Network Access Point. A location at which ISPs exchange each other's traffic.

OC3 A data communications circuit consisting of three DS3s capable of transmitting data at 155 Mbps.

OC48                       A   data   communications   circuit   consisting   of
                           forty-eight DS3s capable of transmitting data at approximately 2.45 Gbps.

peering                    The  commercial  practice  under which ISPs  exchange
                           each other's traffic without the payment of settlement charges. Peering occurs at both public and private exchange points.

POP Point of Presence. Telecommunications facility where a communications provider locates network equipment used to connect customers to its network backbone.

private line               A dedicated telecommunications connection between end
                           user locations.

PSTN Public Switched Telephone Network. That portion of a local exchange company's network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the local exchange company's central offices.

RBOCs Regional Bell Operating Companies. Originally, the seven local telephone companies (formerly part of AT&T)established as a result of the AT&T Divestiture. Currently consists of five local telephone companies as a result of the mergers of Bell Atlantic with NYNEX and SBC with Pacific Telesis.

reciprocal compensation    The  compensation of a new competitive local exchange
                           carrier  for  termination  of  a  local call  by  the
                           local   exchange   carrier   on   the   new carrier's
                           network,   which   is  the  same as  the compensation
                           that  the  new   carrier   pays   the  local exchange
                           carrier for termination of local calls on the local exchange carrier network.

resale Resale by a provider of telecommunications services (such as a LEC) of such services to other providers or carriers on a wholesale or a retail basis.

router Equipment placed between networks that relays data to those networks based upon a destination address contained in the data packets being routed.

SONET Synchronous Optical Network. An electronics and network architecture for variable bandwidth products which enables transmission of voice, data and video (multimedia) at very high speeds. SONET ring architecture provides for virtually instantaneous restoration of service in the event of a fiber cut by automatically rerouting traffic in the opposite direction around the ring.

special access services    The  lease  of  private, dedicated telecommunications
                           lines  or  "circuits"  along   the network of a local
                           exchange  company or a CAP,  which lines or  circuits
                           run  to  or  from  the  long   distance carrier POPs.
                           Examples    of    special    access    services   are
                           telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end user to a long distance carrier POP.

switch A device that selects the paths or circuits to be used for transmission of information and establishes a connection. Switching is the process of interconnecting circuits to form a transmission path between users and it also captures information for billing purposes.

TI A data communications circuit capable of transmitting data at 1.544 Mbps.

unbundled                  Services,   programs,  software   and  training  sold
                           separately from the hardware.

unbundled access           Access to  unbundled elements of a telecommunications
                           services    provider's    network  including  network
                           facilities,   equipment,   features,  functions   and
                           capabilities,    at   any  technically feasible point
                           within such network.

web site                   A  server  connected  to   the  Internet  from  which
                           Internet users can obtain information.

wireless                   A  communications system that operates without wires.
                           Cellular service is an example.

world wide web or web      A   collection   of  computer  systems  supporting  a
                           communications   protocol   that  permits  multimedia
                           presentation  of  information  over  the Internet.

xDSL A term referring to a variety of new Digital Subscriber Line technologies. Some of these new varieties area symmetric with different data rates in the downstream and upstream directions. Others are symmetric. Downstream speeds range from 384 Kbps (or "SDSL") to 1.5 to 8 Mbps ("ADSL").

Directors and Executive Officers

     Set forth below is information as of March 23, 1999 about each director and each executive officer of the Company. The executive officers of the Company have been determined in accordance with the rules of the SEC.

Name                    Age   Position
Walter Scott, Jr.       67    Chairman of the Board
James Q. Crowe          49    President, Chief Executive Officer and Director
R. Douglas Bradbury     48    Executive Vice President,  Chief Financial Officer
                              and Director
Kevin J. O'Hara         38    Executive  Vice  President  and  Chief   Operating
                              Officer
Colin V.K. Williams     59    Executive Vice President
Mark L. Gershien        48    Senior Vice President
Michael D. Jones        41    Senior Vice President
Thomas C. Stortz        47    Senior  Vice   President,   General   Counsel  and
                              Secretary
Philip B. Fletcher      66    Director
William L. Grewcock     73    Director
Richard R. Jaros        47    Director
Robert E. Julian        59    Director
David C. McCourt        42    Director
Kenneth E. Stinson      56    Director
Michael B. Yanney       65    Director

     Other Management

     Set forth below is information as of March 23, 1999 about the following members of senior management of the Company.

Name                       Age      Position
Daniel P. Caruso           35       Senior Vice President
Donald H. Gips             39       Senior Vice President
Joseph M. Howell, III      52       Senior Vice President
Gail P. Smith              39       Senior Vice President
Thomas Sweeney             38       Senior Vice President
Ronald J. Vidal            38       Senior Vice President
Sureel A. Choksi           26       Vice President and Treasurer

     Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of New PKS since the Split-off. Mr. Scott is also a director of New PKS, Berkshire Hathaway Inc., Burlington Resources Inc.,
MidAmerican, ConAgra, Inc., Commonwealth Telephone, RCN, U.S. Bancorp and Valmont Industries, Inc.

     James Q. Crowe has been the President and Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was President and Chief Executive Officer of MFS from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of MFS/WorldCom from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996. Mr. Crowe is presently a director of New PKS, Commonwealth Telephone, RCN and InaCom Communications, Inc.

     R. Douglas Bradbury has been Executive Vice President and Chief Financial Officer of the Company since August 1997, and a director of the Company since March 1998. Mr. Bradbury served as Chief Financial Officer of MFS from 1992 to

1996, Senior Vice President of MFS from 1992 to 1995, and Executive Vice President of MFS from 1995 to 1996.

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

     Colin V.K. Williams has been Executive Vice President of the Company since July 1998 and President of Level 3 International, Inc. since July 1998. Prior to joining the company, Mr. Williams was Chairman of WorldCom International, Inc., where he was responsible for the international communications business and the development and operation of WorldCom's fiber networks overseas. In 1993 Mr. Williams initiated and built the international operations of MFS. Prior to joining MFS, Mr. Williams was Corporate Director, Business Development at British Telecom from 1988 until 1992.

     Mark L. Gershien has been Senior Vice President, Sales of the Company since January 1998. Prior to that, Mr. Gershien was Vice President/General Manager of MFS during 1993, Division President of MFS from 1993 to 1995, Chief Operating Officer of MFS Telecom from May 1995 to July 1996, President of MFS Telecom from 1996 to 1997, and Senior Vice President, National Accounts of MFS/WorldCom from 1997 to 1998.

     Michael D. Jones has been the Acting Chief Executive Officer of PKSIS since December 1998. Mr. Jones also has served as Senior Vice President and Chief Information Officer of the Company since December 1998. Prior to that, Mr. Jones was Vice President and Chief Information Officer of Corporate Express, Inc. from May 1994 to May 1998.

     Thomas C. Stortz has been Senior Vice President, General Counsel and Secretary of the Company since September 1998. Prior to that, he served as Vice President and General Counsel of Peter Kiewit Sons', Inc. and Kiewit Construction Group, Inc. from April 1991 to September 1998. He has served as a director of Peter Kiewit Sons', Inc., RCN, C-TEC, Kiewit Diversified Group Inc. and CCL Industries, Inc.

     Philip B. Fletcher has been a director of the Company since February 1999. Mr. Fletcher was Chairman of the Board of ConAgra, Inc. from May 1993 until September 1998. Mr. Fletcher was Chief Executive Officer of ConAgra, Inc. from September 1992 to September 1997. Mr. Fletcher is a director of ConAgra, Inc. and chairman of its executive committee.

     William L. Grewcock has been a director of the Company since January 1968. Prior to the Split-off, Mr. Grewcock was Vice Chairman of the Company for more than five years. He is presently a director of New PKS.

     Richard R. Jaros has been a director of the Company since June 1993 and served as President of the Company from 1996 to 1997. Mr. Jaros served as Executive Vice President of the Company from 1993 to 1996 and Chief Financial Officer of the Company from 1995 to 1996. He also served as President and Chief Operating Officer of MidAmerican from 1992 to 1993, and is presently a director of MidAmerican, Commonwealth Telephone and RCN.

     Robert E. Julian has been a director of the Company since March 31, 1998. Mr. Julian has also been Chairman of the Board of PKSIS since 1995. From 1992 to 1995 Mr. Julian served as Executive Vice President and Chief Financial Officer of the Company.

     David C. McCourt has been a director of the Company since March 31, 1998. Mr. McCourt has also served as Chairman and Chief Executive Officer of Commonwealth Telephone and RCN since October 1997. From 1993 to 1997 Mr. McCourt served as Chairman of the Board and Chief Executive Officer of C-TEC.

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

     Daniel P. Caruso has been Senior Vice President, Network Services of the Company since October 1997. Prior to that, Mr. Caruso was Senior Vice President, Local Service Delivery of WorldCom from December 1992 to September 1997 and was a member of the senior management of Ameritech from June 1986 to November 1992.

     Donald H. Gips has been Senior Vice President, Corporate Development of the Company since November 1998. Prior to that, Mr. Gips served in the White House as Chief Domestic Policy Advisor to Vice President Gore from April 1997 to April 1998. Before working at the White House, Mr. Gips was at the Federal
Communications Commission as the International Bureau Chief and Director of Strategic Policy from January 1994 to April 1997. Prior to his government service, Mr. Gips was a management consultant at McKinsey and Company.

     Joseph M. Howell, III has been Senior Vice President, Corporate Marketing of the Company since October 1997. Prior to that, Mr. Howell was Senior Vice President of MFS/WorldCom from 1993 to 1997. Prior to joining MFS, Mr. Howell was President and CEO of Carl Byoir & Associates, Inc., an international marketing company, from 1991 to 1993.

     Gail P. Smith has been Senior Vice President, International Sales and Marketing of the Company since December 1998. Prior to that, Ms. Smith was Vice President and General Manager of WorldCom International Networks from November 1994 to July 1997 and European Marketing Director during the start-up phase of MFS International.

     Thomas P. Sweeney has been Senior Vice President, Marketing of the Company since December 1997. Prior to that, Mr. Sweeney was Vice President, Sales Operations of MFS Intelenet, Inc. ("MFS Intelenet") from 1995 to 1996, Senior Vice President, Marketing of MFS Intelenet from 1996 to 1997 and Senior Vice President, Business Development of MFS/WorldCom during 1997.

     Ronald J. Vidal has been Senior Vice President, New Ventures of the Company since October 1997. Prior to that, Mr. Vidal was a Vice President of MFS/WorldCom from September 1992 to October 1997. Mr. Vidal joined the Company in construction project management in July 1983.

     Sureel A. Choksi has been Vice President and Treasurer of the Company since January 1999. Prior to that, Mr. Choksi was a Director of Finance at the Company from 1997 to 1998, an Associate at TeleSoft Management, LLC in 1997 and an Analyst at Gleacher Natwest from 1995 to 1997.

     The Board is divided into three classes, designated Class I, Class II and Class III, each class consisting, as nearly as may be possible, of one-third of the total number of directors constituting the Board. The Class I Directors currently consist of Walter Scott, Jr., James Q. Crowe and Philip B. Fletcher, with one vacancy; the Class II Directors consist of William L. Grewcock, Richard
R. Jaros, Robert E. Julian and David C. McCourt; and the Class III Directors consist of R. Douglas Bradbury, Kenneth E. Stinson and Michael B. Yanney. The term of the initial Class I Directors will terminate on the date of the 2001 annual meeting of stockholders; the term of the initial Class II Directors will terminate on the date of the 1999 annual meeting of stockholders; and the term of the initial Class III Directors will terminate on the date of the 2000 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for three-year terms. The Company's officers are elected annually to serve until each successor is elected and qualified or until his death, resignation or removal.

Employees

     As of December 31, 1998, Level 3 had 1,225 employees in the communications portion of its business and PKSIS had approximately 959 employees, for a total of 2,184 employees.

ITEM 2.  PROPERTIES

     The Company has announced that it has acquired 46 acres in the Northwest corner of the Interlocken office park within the City of Broomfield, Colorado, and within Boulder County, Colorado limits and will build a campus facility that is expected to encompass eventually over 500,000 square feet of office space. Construction has begun on this facility, and it is anticipated that the first phase of this facility will be completed by the summer of 1999. In addition, the Company has leased approximately 250,000 square feet of temporary office space in Louisville, Colorado to allow for the relocation of the majority of its employees (other than those of PKSIS) while its permanent facilities are under construction. Properties relating to the Company's coal mining segment are described under "--The Company's Other Businesses" above. In connection with certain existing and historical operations, the Company is subject to environmental risks.

     The Company has approximately 1.25 million square feet of space for its gateway facilities. The Company's gateway facilities are being designed to house local sales staff, operational staff, the Company's transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers.

     PKSIS maintains its corporate headquarters in Omaha, Nebraska and leases approximately 35,000 square feet of office space in Omaha. The computer outsourcing business of PKSIS is located at an 89,000 square foot office space in Omaha and at a 60,000 square foot computer center in Tempe, Arizona. PKSIS maintains additional office space in Phoenix, Atlanta, Omaha and Parsippany for its systems integration business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to many pending legal proceedings. Management believes that any resulting liabilities for legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition, results of operations or future cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Company's common stock is traded on the Nasdaq National Market under the symbol "LVLT." As of March 23, 1999, there were approximately 3,000 holders of record of the Company's common stock, par value $.01 per share. The Common Stock began trading on the Nasdaq National Market on April 1, 1998, the day following the Split-off. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the Nasdaq National Market. The prices set forth in the table have been adjusted to reflect the two-for-one split of our common stock effected as a stock dividend in August 1998.

     Year Ended December 31, 1998                         High       Low
           Second Quarter (from April 1, 1998).........$37.1300   $24.0000
           Third Quarter................................42.1300    29.7800
           Fourth Quarter...............................43.1300    24.0000

     Dividend Policy. The Company's current dividend policy, in effect since April 1, 1998, is to retain future earnings for use in the Company's business. As a result, management does not anticipate paying any cash dividends on shares of Common Stock in the foreseeable future. In addition, the Company is effectively restricted under certain debt covenants from paying cash dividends on shares of its Common Stock.

     Information For Periods Prior to April 1, 1998.

     The following information relates to the equity securities of the Company for periods prior to April 1, 1998. As part of the Split-off, an amended and restated certificate of incorporation for the Company was filed in the State of Delaware to provide for only one class of common stock, par value $.01 per share. The information that follows is for historical purposes only and is required to be presented by the rules of the Securities and Exchange Commission.

     Company Repurchase Duty. Pursuant to the terms of the Company's Certificate of Incorporation prior to April 1, 1998 (the "Pre-April 1998 Certificate"), the Company was generally required to repurchase shares at a formula price upon demand. Under the Pre-April 1998 Certificate effective January 1992, the Company had three classes of common stock: Class B Construction & Mining Group Nonvoting Restricted Redeemable Convertible Exchangeable Common Stock ("Class B"), Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class C Stock"), and Class D Diversified Group Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class D Stock"). Prior to April 1, 1998, Class C Stock was issued only to Company employees and could only be resold to the Company at a formula price based on the year-end book value of the Construction Group. The Company was generally required to repurchase Class C Stock for cash upon a stockholder's demand. Class D Stock had a formula price based on the year-end book value of the Diversified Group. The Company was generally required to repurchase Class D Stock for cash upon a stockholder's demand at the formula price, unless the Class D Stock become publicly traded.

     Formula values. The formula price of the Class D Stock was based on the book value of the Diversified Group and its subsidiaries, plus one-half of the book value, on a stand-alone basis, of the parent company. The formula price of the Class C Stock was based on the book value of the Construction Group and its subsidiaries, plus one-half of the book value of the unconsolidated parent company. A significant element of the Class C formula price was the subtraction of the book value of property, plant, and equipment used in construction activities.

     Conversion. Under the Pre-April 1998 Certificate, Class C Stock was convertible into Class D Stock at the end of each year. Between October 15 and December 15 of each year a Class C Stockholder was able to elect to convert some or all of his or her shares. Conversion occurred on the following January 1. The conversion ratio was the relative formula prices of Class C and Class D Stock determined as of the last Saturday in December. Class D Stock was convertible into Class C Stock only as part of an annual offering of Class C Stock to employees. Instead of purchasing the offered shares for cash, an employee owning Class D Stock was able to convert such shares into Class C Stock at the applicable conversion ratio.

     Restrictions. Ownership of Class C Stock was generally restricted to active Company employees. Upon retirement, termination of employment, or death, Class C Stock was required to be resold to the Company at the applicable formula price, but may be converted into Class D Stock if the terminating event occurs during the annual conversion period. Class D Stock was not subject to ownership or transfer restrictions.

     Dividends and Prices. During 1997 the Company declared or paid the following dividends on shares of Class C Stock and Class D Stock. The table also shows the stock price after each dividend payment or other valuation event.

Date            Date Paid     Amount  Class   Date Price        Adjusted Price

Oct. 25, 1996  Jan. 4, 1997    0.70    C      Dec. 28, 1996       40.700
Apr. 23, 1997  May 1, 1997     0.70    C      May 1, 1997         40.000
Oct. 22, 1997  Jan. 5, 1998    0.80    C      Dec. 27, 1997       51.200
Oct. 27, 1995  Jan. 5, 1996    0.05    D      Dec. 30, 1995        4.950*
Oct. 25, 1996  Jan. 4, 1997    0.05    D      Dec. 28, 1996        5.425*
                                       D      Dec. 27, 1997        5.825*

* All stock prices and dividends for the Class D Stock reflect a dividend of four shares of Class D Stock for each outstanding share of Class D Stock that was effective December 1997 and a dividend of one share of Common Stock (formerly Class D Stock) for each outstanding share of Common Stock effective August 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

The Selected Financial Data of Level 3 Communications, Inc. and Subsidiaries appears below.

                                                                      Fiscal Year Ended (1)
(dollars in millions,                           -----------------------------------------------------------------
   except per share amounts)                    1998             1997          1996          1995          1994
------------------------------------------------------------------------------------------------------------------

Results of Operations:
    Revenue                                     $  392          $   332       $   652       $   580       $    537
    Income (loss) from continuing
       operations (2)                              (128)             83           104           126             28
    Net earnings (3)                                804             248           221           244            110

Per Common Share:
    Earnings (loss)from continuing operations     (0.43)           0.33          0.45          0.58           0.23
    Dividends (4)                                     -               -          0.05          0.05              -

Financial Position:
    Total assets                                  5,525           2,779         3,066         2,945          4,048
    Current portion of
       long-term debt                                 5               3            57            40             30
    Long-term debt, less
       current portion (5)                        2,641             137           320           361            899
    Stockholders' equity                          2,165           2,230         1,819         1,607          1,736


(1) In October 1993, Level 3 acquired 35% of the outstanding shares of C-TEC Corporation ("C-TEC"), which shares entitled Level 3 to 57% of the available voting rights of C-TEC. At December 28, 1996, Level 3 owned 48% of the outstanding shares and 62% of the voting rights of C-TEC.

     As a result of the restructuring of C-TEC in 1997, Level 3 owns less than 50% of the outstanding shares and voting rights of each of the three entities into which C-TEC was divided, and therefore accounted for each entity using the equity method in 1997 and 1998. Level 3 consolidated C-TEC in its financial statements from 1994 to 1996.

     The financial position and results of operations of the construction and mining management businesses ("Construction Group") of Level 3 have been classified as discontinued operations due to the March 31, 1998 split-off of Level 3's Construction Group from its other businesses.

     In 1995, Level 3 dividended its investment in its former subsidiary, MFS Communications Company, Inc. ("MFS") to the holders of the Class D Stock. MFS' results of operations have been classified as a single line item on the statements of earnings for 1994 and 1995. MFS was consolidated in the 1994 balance sheet of Level 3. In 1994, MFS received net proceeds of approximately $500 million from the sale of 9.375% Senior Discount Notes.

     Level 3 sold its energy segment to MidAmerican Energy Holdings Company (f/k/a CalEnergy Company, Inc.) ("MidAmerican") in 1998 and classified it as discontinued operations within the financial statements.

(2) Level 3 incurred significant expenses in conjunction with the expansion of its communications and information services businesses in 1998.

     In 1998, Level 3 acquired XCOM Technologies, Inc. ("XCOM") and its developing telephone-to-IP network bridge technology. Level 3 originally recorded a $115 million nondeductible charge against earnings for the
     write-off  of  in-process   research  and   development   acquired  in  the
     transaction.

     In October 1998, the Securities and Exchange Commission ("SEC") issued new guidelines for valuing acquired research and development which are applied retroactively. Consequently, the Company has reduced the charge by $85 million, which also increases goodwill by the corresponding amount. The goodwill associated with the XCOM transaction is being amortized over a five year period.



     The Company believes that its resulting charge for acquired research and development conforms to the SEC's expressed guidelines and methodologies. However, no assurances can be given that the SEC will not require additional adjustments.


(3) In 1998, Level 3 recognized a gain of $608 million equal to the difference between the carrying value of the Construction Group and its fair value. No taxes were provided on this gain due to the tax-free nature of the split-off.

     In 1998, Cable Michigan, Inc. was acquired by Avalon Cable of Michigan, Inc. Level 3 received approximately $129 million for its shares of Cable Michigan, Inc. in the acquisition and recognized a pre-tax gain of approximately $90 million in the fourth quarter of 1998.

     Level 3 also recognized in 1998 an after-tax gain of $324 million on the sale of its energy segment to MidAmerican.

(4) The 1996 and 1995 dividends include $.05 for dividends declared in 1996 and 1995 but paid in January of the subsequent year.

     The Company's current dividend policy, in effect since April 1, 1998, is to retain future earnings for use in the Company's business. As a result, management does not anticipate paying any cash dividends on shares of Common Stock in the foreseeable future. In addition, the Company is effectively restricted under certain covenants from paying cash dividends on shares of its Common Stock.


(5) In 1998, Level 3 issued $2 billion of 9.125% Senior Notes due 2008 and $834 million principal amount at maturity of 10.5% Senior Discount Notes due 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries ("Level 3" or the "Company"). When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

Recent Developments

     Split-off

     In October 1996, the Board of Directors of the Company (the "Board") directed management of the Company to pursue a listing of the Company's Class D Diversified Group Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class D Stock"), as a way to address certain issues created by the Company's then two-class capital stock structure and the need to attract and retain the best management for the Company's businesses. During the course of its examination of the consequences of a listing of the Class D Stock, management concluded that a listing of the Class D Stock would not adequately address these issues, and instead began to study a separation of the construction operations ("Construction Group") from the other businesses of the Company (the "Diversified Group"), thereby forming two independent companies. At the time, the performance of the Diversified Group was reflected by the Class D Stock. The performance of the Construction Group was reflected by the Company's Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class C Stock"). At the regular meeting of the Board on July 23, 1997, management submitted to the Board for consideration a proposal for the separation of the Construction Group and the Diversified Group through a split-off of the Construction Group (the "Split-off"). At a special meeting on August 14, 1997, the Board approved the Split-off.

     The separation of the Construction Group and the Diversified Group was contingent upon a number of conditions, including the favorable ratification by a majority of the holders of both the Company's Class C Stock and the Class D Stock, and the receipt by the Company of an Internal Revenue Service ruling or other assurance acceptable to the Board that the separation would be tax-free to U.S. stockholders. On December 8, 1997, the holders of Class C Stock and Class D Stock approved the Split-off and on March 5, 1998, the Company received a favorable private letter ruling from the Internal Revenue Service. The Split-off was effected on March 31, 1998. In connection with the Split-off, (i) the Company exchanged each outstanding share of Class C Stock for one share of Common Stock of PKS Holdings, Inc. ("New PKS"), the Company formed to hold the Construction Group, to which eight-tenths of a share of the Company's Class R Convertible Common Stock, par value $.01 per share (the "Class R Stock"), was attached to replace certain conversion features in the Class C Stock which would terminate upon the Split-off (ii) New PKS was renamed "Peter Kiewit Sons', Inc."
(iii) the Company was renamed "Level 3 Communications, Inc.", and (iv) the Class D Stock was designated as common stock, par value $.01 per share (the "Common Stock"). As a result of the Split-off, the Company no longer owns any interest in New PKS or the Construction Group. Accordingly, the separate financial statements and management's discussion and analysis of financial condition and results of operations of Peter Kiewit Sons', Inc. should be obtained to review the financial position of the Construction Group as of December 27, 1997, and the results of operations for the two years ended December 27, 1997.

     On March 31, 1998, the Company reflected the fair value of the Construction Group as a distribution to the Class C stockholders because the distribution was considered non-pro rata as compared to the Company's previous two-class capital stock structure. The Company recognized a gain of $608 million within discontinued operations, equal to the difference between the carrying value of the Construction Group and its fair value in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue 96-4, "Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners". No taxes were provided on this gain due to the tax-free nature of the Split-off.

     Conversion of Class R Stock

     On May 1, 1998, the Board of the Company determined to force conversion of all shares of the Company's Class R Stock into shares of Common Stock, effective May 15, 1998. The Class R Stock was converted into the Company's Common Stock in accordance with the formula set forth in the Company's Certificate of Incorporation. The formula provided for a conversion ratio equal to $25, divided by the average of the midpoints between the high and low sales prices for the Company's Common Stock on each of the fifteen trading days during the period beginning April 9, 1998 and ending April 30, 1998. The average for that period was $32.14, adjusted for the stock dividend issued August 10, 1998. Accordingly, each holder of Class R Stock received .7778 of a share of Common Stock for each share of Class R Stock held. In total, the 6.5 million shares of Class R Stock were converted into 5.1 million shares of Common Stock on May 15, 1998. As a result of the forced conversion, certain adjustments were made to the cost sharing and risk allocation provisions of the Separation Agreement and Tax Sharing Agreement between the Company and Peter Kiewit Sons', Inc. that were executed in connection with the Split-off. The effect of these adjustments was to reduce certain Split-off costs and risks allocated to the Company.

     Conversion of Class C Stock in January 1998

     Prior to the Split-off, as of January 1 of each year, holders of Class C Stock had the right to convert Class C Stock into Class D Stock, subject to certain conditions. In January 1998, holders of Class C Stock converted 2.3 million shares, with a redemption value of $122 million into 21 million shares of Class D Stock (now known as Common Stock).

     MidAmerican Transaction

     In January 1998, the Company and MidAmerican Energy Holding Co. (f/k/a as CalEnergy Company, Inc.) ("MidAmerican") closed the sale of the Company's energy assets to MidAmerican (the "MidAmerican Transaction"). The Company received proceeds of approximately $1.16 billion and recognized an after-tax gain of $324 million in the first quarter of 1998. The after-tax proceeds from this transaction of approximately $967 million are being used to fund in part the Company's expansion of its information services business and the development of an advanced, international, facilities-based communications network based on Internet Protocol ("IP") technology.

     Stock Options

     The Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in 1998. Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the option. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions.

     In April 1998, the company adopted an outperform stock option ("OSO") program that was designed by the Company so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from options unless the Common Stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for options under the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index. To the extent that the Common Stock outperforms the S&P 500, the value of OSOs to an option holder may exceed the value of non-qualified stock options.

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

     The Company believes that the adoption of SFAS No. 123 will result in material non-cash charges to operations in 1999 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value of each option estimated at the time of its grant. The expense recognized for options granted to employees and consultants for services performed for the year ended December 31, 1998, was $39 million. In addition to the expense recognized, the Company capitalized $5 million of non-cash compensation costs for employees directly involved in the construction of the IP network and the development of the business support systems.

     Frontier Agreement

     On March 23, 1998, the Company and Frontier Communications International, Inc. ("Frontier") entered into an agreement ("Frontier Agreement") enabling the Company to lease approximately 8,300 miles of network capacity on Frontier's new 13,000 mile SONET fiber optic, IP-capable network, currently under construction for a period of up to five years. The leased network will initially connect 15 of the larger cities across the United States. While requiring an aggregate minimum payment of $165 million over its five-year term, the Frontier Agreement does not impose monthly minimum consumption requirements on the Company, allowing the Company to order, alter or terminate circuits as it deems appropriate. The Company recognized $4 million of costs in 1998 for leased capacity on Frontier's network.

     Union Pacific Rights-of-Way

     On April 2, 1998, the Company announced it had reached a definitive agreement with Union Pacific Railroad Company (the "Union Pacific Agreement") granting the Company the use of approximately 7,800 miles of rights-of-way along Union Pacific's rail routes for construction of the Company's North American intercity network. The Company expects that the Union Pacific Agreement will satisfy substantially all of its anticipated right-of-way requirements west of the Mississippi River and approximately 50% of the right-of-way requirements for its North American intercity network. The agreement provides for initial fixed payments of up to $8 million to Union Pacific upon execution of the agreement and throughout the construction period, recurring payments in the form of cash, communications capacity, and other communications services based on the number of conduits that are operational and certain construction obligations of the Company to provide fiber or conduit connections for Union Pacific at the Company's incremental cost of construction. In 1998, the Company recorded $9 million of payments made under this agreement in network construction-in-progress.

     XCOM Technologies, Inc. Acquisition

     On April 23, 1998, the Company acquired XCOM Technologies, Inc. ("XCOM"), a privately held company that has developed technology which the Company believes will provide certain key components necessary for the Company to develop an interface between its IP-based network and the existing public switched telephone network. The Company issued approximately 5.3 million shares of Level 3 Common Stock and 0.7 million options and warrants to purchase Level 3 Common Stock in exchange for all the stock, options and warrants of XCOM.

     The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $115 million was originally allocated to in-process research and development, and was taken as a nondeductible charge to earnings in the second quarter. The purchase price exceeded the fair value of the net assets acquired by $30 million which was recognized as goodwill and is being amortized over five years.

     In October 1998, the Securities and Exchange Commission ("SEC") issued new guidelines for valuing acquired research and development which are applied retroactively. The Company believes its accounting for the acquisition was made in accordance with generally accepted accounting principles and established appraisal practices at the time of the acquisition. However, due to the significance of the charge relative to the total value of the acquisition, the Company reviewed the facts and assumptions with the SEC. Consequently, using the revised guidelines and assumptions, the Company reduced the charge for in-process research and development from $115 to $30 million and increased related goodwill by $85 million. The goodwill associated with the XCOM transaction is being amortized over a five year period.

     XCOM's in-process research and development value is comprised primarily of one project to develop an interface between an IP-based network and the existing public switched telecommunications network. Remaining development efforts for this project include various phases of design, development and testing. The anticipated completion date for this project in progress is expected to be over the next 12 months, at which time the Company expects to begin generating the full economic benefit from the technology. Funding for this project is expected to be obtained from internally generated sources.

     The value of the in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to the incomplete project. At the date of acquisition, the development of the project had not yet reached technological feasibility and the research and development ("R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     The Company used an independent third-party appraiser to assess and allocate a value to the in-process research and development. The value assigned to the asset was determined, using the income approach, by identifying significant research projects for which technological feasibility had not been established.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally relate to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

     The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing a commercially viable product, estimating the resulting net cash flows from the expected product sales over a 15 year period, and discounting the net cash flows to their present value using a risk-adjusted discount rate of 30%, and adjusting it for the estimated stage of completion.

     The Company believes that the foregoing assumptions used in the forecast were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with this project, will transpire as estimated. For these reasons, actual results may vary from the projected results.

     Management expects to continue their support of this effort and believes the Company has a reasonable chance of successfully completing the R&D program. However, there is risk associated with the completion of the project and there is no assurance that it will meet with either technological or commercial success. If the XCOM project is not successful, the Company would not realize its investment in XCOM and would be required to modify its business plan to utilize alternative technologies which may increase the cost of its network.

     The Company believes that its resulting charge for acquired research and development conforms to the SEC's expressed guideline and methodologies. However, no assurances can be given that the SEC will not require additional adjustments.

     9.125% Senior Notes

     On April 28, 1998, the Company received $1.94 billion of net proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 (the "Senior Notes"). The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The Senior Notes contain certain covenants, which among others, limit consolidated debt, dividend payments and transactions with affiliates. The Company is using the net proceeds of the Senior Notes offering in connection with the implementation of its Business Plan.

     Debt issuances costs of $65 million have been capitalized and are being amortized over the term of the Senior Notes.

     Network Construction Contract

     On June 18, 1998, Level 3 selected Peter Kiewit Sons', Inc. ("Kiewit") to build a majority of its nearly 16,000 mile U.S. intercity communications
network.   The  overall  cost  of  the  project  is  estimated  at  $2  billion.

Construction of the network began in the third quarter of 1998 and is expected to be completed during the first quarter of 2001. The contract provides that Kiewit will be reimbursed for its costs relating to all direct and indirect project level costs. In addition, Kiewit will have the opportunity to earn an award fee that will be based on cost and speed of construction, quality, safety and program management. The award fee will be determined by Level 3's assessment of Kiewit's performance in each of these areas.

     Burlington Northern Santa Fe Rights-of-Way

     On June 23, 1998, the Company signed a master easement agreement with Burlington Northern and Santa Fe Railroad Company ("BNSF"). The agreement grants Level 3 right-of-way access to BNSF rail routes in as many as 28 states over which to build its network. Under the easement agreement, Level 3 will make annual payments to BNSF and provide communications capacity to BNSF for its internal requirements. The amount of the annual payments is dependent upon the number of conduits installed, the number of conduits with fiber, and the number of miles of conduit installed along BNSF's route.

     INTERNEXT Agreement

     On July 20, 1998, Level 3 entered into a network construction cost-sharing agreement with INTERNEXT, LLC, a subsidiary of NEXTLINK Communications, Inc. valued at $700 million. The agreement provides for INTERNEXT to acquire the right to use conduit, fibers and certain associated facilities along the entire route of Level 3's nearly 16,000 mile intercity fiber optic network in the United States. INTERNEXT paid $26 million in 1998 which was deferred and included in other liabilities at December 31, 1998 and will pay the remaining amounts as segments of the intercity network are completed and accepted. The Company will recognize income as the segments of the network are completed and accepted.

     The agreement does not include the necessary electronics that allow the fiber to carry communications transmissions. INTERNEXT will be restricted from selling or leasing fiber to unaffiliated companies for four years following the date of the agreement. Also, under the terms of the agreement, INTERNEXT has the right to an additional conduit for its exclusive use and to share costs and capacity in certain future fiber cable installations in Level 3 conduits.

     Japan-US Cable Network

     On August 3, 1998, Level 3 and a group of other global telecommunications companies entered into an agreement to construct an undersea cable system connecting Japan and the United States to be completed by mid-year 2000. The parties to this agreement are investing in excess of $1 billion to build the network, of which Level 3 is expected to contribute approximately $130 million. Each party will have joint responsibility for the cost of network oversight, maintenance and administration. The Company has recorded $24 million of costs associated with this project in network construction-in-progress in 1998.

     Commonwealth Telephone Enterprises, Inc.

     On September 25, 1998, Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone") announced that it was commencing a rights offering of
3.7 million shares of its common stock. Under the terms of the offering, each stockholder received one right for every five shares of Commonwealth Telephone Common Stock or Commonwealth Telephone Class B Common Stock held. The rights enabled the holder to purchase Commonwealth Telephone Common Stock at a subscription price of $21.25 per share. Each right also carried the right to oversubscribe at the subscription price for the offered shares not purchased pursuant to the initial exercise of rights.

     Level 3, which owned approximately 48% of Commonwealth Telephone prior to the rights offering, exercised 1.8 million rights it received with respect to the subscription rights it held for $38 million. As a result of subscriptions made by other stockholders, Level 3 maintained its 48% ownership interest in Commonwealth Telephone after the rights offering.

     GeoNet Communications, Inc. Acquisition

     On September 30, 1998, Level 3 acquired GeoNet Communications, Inc. ("GeoNet"), a regional Internet service provider located in northern California. The Company issued approximately 0.6 million shares and options in exchange for GeoNet's capital stock, which valued the transaction at approximately $19 million. Liabilities exceeded assets acquired, and goodwill of $21 million was recognized from this transaction which is being amortized over five years.

     Global Crossing Agreement

     On October 14, 1998, Level 3 announced that it had signed an agreement with Global Crossing Ltd. ("Global") for trans-oceanic capacity on Global's fiber optic cable network. The agreement, covering 25 years and valued at approximately $108 million, will provide Level 3 with as-needed dedicated capacity across the Atlantic Ocean. Level 3 also will have the option of utilizing capacity on other segments of Global's worldwide network. In 1998, the Company recorded as network construction-in-progress, $32 million of costs associated with this agreement.

     10.5 % Senior Discount Notes

     On December 2, 1998, the Company announced that it sold $834 million principal amount at maturity of 10.5% Senior Discount Notes Due 2008 in a transaction exempt from registration under the Securities Act of 1933. These notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company.

     The net proceeds of $486 million after deducting anticipated offering expenses, are intended to be used to accelerate the implementation of the Company's business plan, primarily the funding for the increase in the committed (prefunded) number of route miles of the Company's U.S. intercity network.

     Debt issuance costs of $14 million have been capitalized and will be amortized over the term of the Senior Discount Notes.

     Equity Offering

     Level 3 filed a "universal" shelf registration statement covering up to $3.5 billion of common stock, preferred stock, debt securities and depositary shares that became effective February 17, 1999. On March 9, 1999 the Company sold 28.75 million shares through a primary offering. The net proceeds from the offering of approximately $1.5 billion will be used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's Business Plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international, facilities-based communications network based on IP technology.

     IXC Communications Agreement

     On December 18, 1998 Level 3 announced an agreement with IXC Communications, Inc. ("IXC") to lease capacity on IXC's network. The dedicated network will enhance the Company's ability to offer a wide array of data and voice services to a greater number of customers in key U.S. markets. The arrangement is unique in that IXC will reserve the network for the exclusive use of Level 3, which expects to begin using the network increments beginning in Spring, 1999. The Company paid IXC $40 million under this agreement in 1998 and included this amount in property, plant and equipment.

     BusinessNet Limited

     On January 5, 1999 Level 3 acquired BusinessNet Limited, a leading London-based Internet service provider in a largely stock-for-stock deal. After completion of post-closing adjustments, the Company issued approximately 400,000 shares of Common Stock and paid approximately $1 million in exchange for

BusinessNet's capital stock. The transaction was valued at approximately $18 million and was accounted for as a purchase.

Results of Operations 1998 vs. 1997

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

     In 1998 the Company's Board of Directors changed Level 3's fiscal year end from the last Saturday in December to a calendar year end. The additional five days in the 1998 fiscal year are reflected in the period ended December 31, 1998. There were 52 weeks in fiscal years 1997 and 1996.

     Revenue for the years ended December 31, 1998 and December 27, 1997 is summarized as follows (in millions):

                                                1998                1997
                                                ----                ----
 Communications and Information Services        $144               $  95
 Coal Mining                                     228                 222
 Other                                            20                  15
                                              ------              ------
                                                $392                $332
                                                ====                ====

     Communications and Information Services revenue increased 52% in 1998. The IP business generated revenues of approximately $24 million in 1998, of which $22 million is attributable to the acquisition of XCOM. Approximately 87% of XCOM's revenue is attributable to reciprocal compensation agreements with BellAtlantic ("BellAtlantic"). These agreements require the company originating a call to compensate the company terminating the call. The Federal Communication Commission ("FCC") has been considering whether local carriers are obligated to pay compensation to each other for the transport and termination of calls to Internet service providers when a local call is placed from an end user of one carrier to an Internet service provider served by the competing local exchange carrier. Recently, the FCC determined that it had no rule addressing inter-carrier compensation for these calls. In the absence of a federal rule, the FCC determined that it would not be unreasonable for a state commission, in some circumstances, to require payment of compensation for these calls. The FCC also released for comment alternative federal rules to govern compensation for these calls in the future. If state commissions, the FCC or the courts determine that inter-carrier compensation does not apply, carriers may be unable to recover their costs or will be compensated at a significantly lower rate. BellAtlantic has notified the Company that it will be escrowing all amounts due the Company under the reciprocal compensation agreements until the issue is resolved. An unfavorable resolution of this matter may have a material adverse effect to the Company.

     The computer outsourcing business experienced significant revenue growth in 1998. The inclusion of a full year of revenue from customers which began service in 1997 and an increase in revenue from the existing customer base, resulted in a 26% increase in outsourcing revenue. The systems integration business experienced a 27% increase in revenue in 1998. This increase is primarily attributable to new acquisitions and a strong demand for Year 2000 renovation during the first six months of 1998 and other systems reengineering services.

     Revenue from coal mines increased slightly in 1998. An increase in alternate source coal sales to Commonwealth Edison Company ("Commonwealth") was partially offset by the expiration of a long-term contract also with Commonwealth. In 1998 the Company and Commonwealth amended their contract to allow Commonwealth to accelerate delivery of coal. The amended contract requires Commonwealth to take delivery of its year 2001 coal commitments in 1998, 1999 and 2000. Of the 2001 commitments, 50% was taken in 1998 and 25% will be taken in both 1999 and 2000. The expiration of the long-term contract was partially offset by contracts with new customers in 1998. If current market conditions continue, the Company will experience a significant decline in coal revenue and earnings over the next several years as delivery requirements under long-term contracts decline as these long-term contracts begin to expire.

     Other revenue is primarily attributable to California Private Transportation Company, L.P. ("CPTC") the owner operator of the SR91 tollroad in southern California. Revenues increased in 1998 primarily due to higher traffic counts and increases in toll rates.

     Operating Expenses increased 22% from $163 million in 1997 to $199 million in 1998 primarily due to expenses incurred in connection with the Company's Business Plan to expand the communications and information services businesses. Operating expenses related to communications and information services revenue in 1998 were $98 million up from $62 million in 1997. Costs attributable to the XCOM and GeoNet acquisitions as well as costs associated with the Frontier lease are responsible for an $11 million increase in operating expenses. Operating expenses for the computer outsourcing and systems integration business increased $5 million and $20 million in 1998, respectively. The increase in the computer outsourcing operating expenses is primarily attributable to the startup expenses associated with the second data center in Tempe, Arizona. Higher than expected costs for Year 2000 work resulted in the significant increase in systems integration operating expenses in 1998. The Company also incurred expenses to refocus its efforts away from Year 2000 services to systems and software reengineering for IP related applications. Operating expenses related to coal mining were consistent with the prior year.

     Depreciation and amortization expense has increased $46 million from $20 million in 1997. The primary reason for this increase is the $910 million of capital expenditures in 1998, of which approximately $481 million was placed in service in 1998. The majority of the assets placed in service are associated with 15 gateway sites constructed for the expansion of the communications business. Also contributing to the increase was the depreciation and amortization on equipment purchased for computer outsourcing contracts, assets acquired through business acquisitions in 1998 and the amortization of goodwill related to these acquisitions. Depreciation and amortization will continue to increase in 1999 as additional facilities are placed in service.

     General and administrative expenses increased $226 million to $332 million in 1998. This increase of 213% from 1997 is primarily attributable to the implementation of the Business Plan, including additional communications and information services personnel. The total number of communications and information services employees at December 31, 1998 was approximately 2,200 as compared to approximately 1,000 at December 27, 1997. Cash compensation included in expense increased from $14 million in 1997 to $51 million in 1998. In addition, $39 million of non-cash stock based compensation expense was recorded in 1998, of which, $24 million was related to the Company's Outperform Stock Option program introduced in the second quarter of 1998. These costs are accounted for in accordance with SFAS No. 123, "Accounting for Stock - Based Compensation." Professional fees increased $74 million in 1998 primarily for legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with starting to offer services in U.S. cities. Also included in professional fees is third party software and associated development costs incurred in developing integrated business support systems. These expenses were recorded in accordance with the American Institute of Certified Public Accountant's ("AICPA") Statement of
Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which specifically identifies those costs that should be expensed or capitalized for internally developed software. General and administrative expenses are expected to increase significantly in future periods as the Company continues to implement the Business Plan.

     Write-off of in process research and development was $30 million in 1998. On April 23, 1998 the Company completed the acquisition of XCOM, a privately held company that developed certain components necessary for the Company to develop an interface between its IP based network and the existing public switched telephone network.

     The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $115 million was originally allocated to acquired in-process research and development, and was taken as a nondeductible charge to earnings in the second quarter of 1998. In October 1998, the SEC issued new guidelines for valuing acquired research and development which are applied retroactively. Consequently, the Company has reduced the charge by $85 million, which also increases goodwill by a corresponding amount. Goodwill associated with the XCOM transaction is being amortized over a 5 year period.

     The Company believes that its resulting charge for acquired research and development conforms to the SEC's expressed guideline and methodologies. However, no assurances can be given that the SEC will not require additional adjustments.

     EBITDA, as defined by the Company, consists  of  earnings  (losses)  before
interest,  income  taxes, depreciation,   amortization,   non-cash operating
expenses (including stock-based compensation and in process research and development charges) and other non-operating income or expenses. The Company excludes noncash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA decreased from $84 million in 1997 to ($100) in 1998 primarily due to the significant increase in general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods.
See Consolidated Statements of Cash Flows.

     Interest Income increased significantly in 1998 to $173 million from $33 million in 1997 as the Company's cash, cash equivalents and marketable securities balances increased to $3.7 billion at December 31, 1998 from $765 million at December 27, 1997 as a result of the two debt offerings and the proceeds from the sale of its energy business. Pending utilization of the cash equivalents and marketable securities in implementing the Business Plan, the Company intends to continue investing the funds primarily in government and governmental agency securities. This investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Business Plan.

     Interest Expense, Net increased significantly from $15 million in 1997 to $132 million in 1998 due to the completion of the offering of $2 billion aggregate principal amount of 9.125% Senior Notes Due 2008 issued on April 28, 1998 and $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 issued on December 2, 1998. The amortization of a portion of the $79 million of debt issuance costs associated with the Senior Notes and Senior Discount Notes also increased interest expense in 1998. The Company capitalized $15 million of interest expense on network construction and business support systems development projects in 1998.

     Equity Losses in Unconsolidated Subsidiaries increased to $132 million in 1998 primarily due to the equity losses attributable to RCN Corporation, Inc. ("RCN"). RCN is the largest single source, facilities-based provider of communications services to the residential markets primarily in the Northeast and the largest regional Internet service provider in the Northeast. RCN is also incurring significant costs in developing its business plan including the acquisitions of several Internet service providers. RCN's losses increased from $52 million in 1997 to $205 million in 1998. The Company's proportionate share of these losses, including goodwill amortization, was $92 million and $26 million in 1998 and 1997, respectively. In 1998, the Company elected to discontinue its funding of Gateway Opportunity Fund, LP, ("Gateway"), which provided venture capital to developing businesses. The Company recorded losses of $28 million and $15 million in 1998 and 1997, respectively, to reflect Level 3's equity in losses of the underlying businesses of Gateway. Also included in equity losses are equity earnings of Commonwealth Telephone Enterprises, Inc., a Pennsylvania public utility providing telephone services, and equity losses of Cable Michigan, Inc. ("Cable Michigan") prior to its sale in 1998, a cable television operator in the State of Michigan.

     Gain on Equity Investee Stock Transactions was $62 million in 1998. During 1998, RCN issued stock in a public offering and for certain acquisitions. These transactions decreased the Company's ownership in RCN from 48% in 1997 to 41% in 1998, but increased its proportionate share of RCN's net assets. The Company recorded a pre-tax gain of approximately $62 million to reflect this increase in value.

     Gains on Sale of Assets increased significantly in 1998 due to the sale of Cable Michigan to Avalon Cable of Michigan, Inc. in November 1998. The Company recognized a gain of approximately $90 million from the cash for stock transaction. Also included in gains on the disposal of assets are $8 million and $1 million of gains on the disposal of property, plant and equipment in 1998 and 1997 respectively, and $9 million of gains on the sale of marketable securities in both periods.

     Income Tax (Provision) Benefit differs from the expected statutory rate of 35% primarily due to the nondeductible write-off of the in process research and development costs allocated in the XCOM transaction, losses incurred by the Company's international subsidiaries which cannot be included in the consolidated US federal income tax return and state income taxes. In 1997 the effective rate was less than the expected statutory rate primarily due to prior year tax adjustments, partially offset by the effect of nondeductible compensation expense associated with the conversion of the information services option and SAR plans to the Level 3 Stock Plan.

     Discontinued Operations includes the one-time gain of $608 million recognized upon the distribution of the Construction Group to former Class C stockholders on March 31, 1998. Also included in discontinued operations is the gain, net of tax, of $324 million from the Company's sale of its energy assets to MidAmerican on January 2, 1998.

Results of Operations 1997 vs. 1996

     In 1997, C-TEC Corporation ("C-TEC") announced that its board of directors had approved the planned restructuring of C-TEC into three publicly traded companies. The transaction was effective September 30, 1997. As a result of the restructuring plan, the Company owned less than 50% of the outstanding shares and voting rights of each entity, and therefore has accounted for each entity using the equity method as of the beginning of 1997. In accordance with generally accepted accounting principles, C-TEC's financial position, results of operations and cash flows are consolidated in the 1996 financial statements.

     Revenue for the years ended December 27, 1997 and December 28, 1996 is summarized as follows (in millions):

                                                    1997              1996
                                                    ----              ----
      Communications and Information Services      $  95            $   42
      Coal Mining                                    222               234
      Other                                           15               376
                                                  ------            ------
                                                    $332             $ 652
                                                    ====             =====

     Communications and Information Services revenue increased $53 million or 126% to $95 million in 1997. Revenue from computer outsourcing services increased 22% to $50 million in 1997 up from $41 million in 1996. The increase was due to new computer outsourcing contracts signed in 1997. Revenue for systems integration grew to $45 million in 1997 from $1 million in 1996. Strong demand for Year 2000 renovation services fueled the growth for systems integration's revenue.

     Revenue from coal mines declined 5% in 1997 from $234 million in 1996. Alternate source coal revenue declined by $16 million in 1997. The mine's primary customer, Commonwealth Edison, accelerated its contractual commitments in 1996 for alternate source, thus reducing its obligations in 1997. In addition to the decline in tonnage shipped, the price of coal sold to Commonwealth declined 1%. Revenue attributable to other contracts increased by approximately $4 million. The actual amount of coal shipped to these customers increased 5% in 1997, but the price at which it sold was 4% lower than 1996.

     In 1996 other revenue was comprised of $367 million of revenue attributable to the C-TEC companies and $9 million of revenue attributable to CPTC. CPTC's revenue increased to $15 million in 1997 as the tollroad became fully operational in the second half of 1996 and traffic levels increased throughout 1997.

     Operating Expenses declined 39% from $268 million in 1996 to $163 million in 1997 due to the consolidation of C-TEC in 1996. Excluding C-TEC expenses of $143 million, operating expenses actually increased 30% from $125 million to $163 million in 1997. Operating expenses related to Communications and Information Services increased $30 million as a result of up-front migration costs associated with new contracts and significant increases in personnel costs due to tightening supply of computer professionals in the computer outsourcing business. Additional expenses were also incurred in 1997 due to the start up of the systems integration business. Also contributing to the increase in operating expenses was the decline in high margin alternate source coal sold to Commonwealth Edison in 1997 and the absence of premium refunds received in 1996 from a captive insurance company that insured against black lung disease.

     Depreciation and Amortization Expense decreased 84% to $20 million in 1997 primarily due to the change in accounting for C-TEC. Excluding $106 million of such expense attributable to C-TEC, depreciation and amortization expense was consistent with that of 1996.

     General and Administrative Expenses. Excluding C-TEC, general and administrative expenses increased 23% to $106 million in 1997. The increase was primarily attributable to a $41 million increase in the information services business' general and administrative expenses. The majority of the increase is attributable to additional compensation expense that was incurred due to the conversion of the information services' option and SAR plans to the Level 3 Stock Plan. The remainder of the increase relates to the increased expenses for new sales offices established in 1997 for the systems integration business and the additional personnel hired in 1997 to implement the Business Plan.

     Exclusive of the information services business, general and administrative expenses decreased 28% to $54 million in 1997. A decrease in professional services and the mine management fees were partially offset by increased compensation expense. Due to the favorable resolution of certain environmental and legal matters, costs that were previously accrued for these issues were reversed in 1997. Partially offsetting this reduction were legal, tax and consulting expenses associated with the MidAmerican Transaction and the separation of the Construction Group and Diversified Group.

     Interest Income decreased $17 million from $50 million in 1996 due to the change in accounting for C-TEC. In 1996, C-TEC accounted for $14 million of interest income. The remaining decline in interest income was due to an overall reduction of yields earned by the Kiewit Mutual Fund portfolios.

     Interest Expense, Net. Interest expense increased significantly in 1997 after excluding $28 million of interest attributable to C-TEC in 1996. CPTC, the owner-operator of a privatized tollroad in California, incurred interest costs of approximately $9 million and $11 million in 1996 and 1997. In 1996, interest of $5 million was capitalized due to the construction of the tollroad. Construction was completed in August 1996, and all interest incurred subsequent to that date was charged against earnings. Interest associated with the financing of the Aurora, Colorado property of $1 million, also contributed to the increase in interest expense.

     Equity Losses in Unconsolidated Subsidiaries. The losses for the Company's equity investments increased from $9 million in 1996 to $43 million in 1997. Had the C-TEC entities been accounted for using the equity method in 1996, the losses would have been $13 million. The expenses associated with the deployment and marketing of the advanced fiber networks in New York, Boston and Washington D.C., and the costs incurred in connection with the buyout of a marketing contract with minority shareholders were primarily responsible for the increase in equity losses attributable to RCN from $6 million in 1996 to $26 million in 1997. The Company's share of Cable Michigan's losses decreased slightly in 1997. The Company also recorded $15 million of equity losses attributable to Gateway in 1997.

     Gains on Sale of Assets. Gains on the disposal of assets was consistent with that of 1996, however, the composition of the gains changed. In 1996, the gains primarily consisted of $6 million of gains recognized on the sale of timberlands and $3 million of gains on the sale of marketable securities. In 1997, the Company did not recognize any gains on the disposition of timberlands but realized $9 million of gains on the sale of marketable securities. In both periods the Company recognized $1 million of gains on the disposal of property, plant and equipment.

     Income Tax Benefit (Provision). The effective income tax rate for 1997 is less than the expected statutory rate of 35% due primarily to prior year tax adjustments, partially offset by the effect of nondeductible compensation expense associated with the conversion of the information services option and SAR plans to the Level 3 Stock Plan. In 1996, the effective rate was also lower than the statutory rate due to the prior year tax adjustments. These adjustments were partially offset by nondeductible costs associated with goodwill amortization and taxes on foreign operations. In 1997 and 1996, the Company settled a number of disputed tax issues related to prior years that have been included in prior year tax adjustments.

     Discontinued Operations - Construction. Discontinued Operations - Construction revenues increased significantly in 1997. Revenue attributable to the construction segment increased $414 million, primarily due to the consolidation of ME Holding Inc., which was consolidated in 1997 and several large projects and joint ventures becoming fully mobilized and well into the "peak" construction phase. The acquisitions of several small plant sites and strong market conditions resulted in a $47 million increase in materials revenue.

     Earnings for the Construction Group increased 44% in 1997 as a result of the favorable resolution of project uncertainties, several change order settlements, and cost savings and early completion bonuses received during the year.

     The separate financial statements and management's discussion and analysis of financial condition and results of operations of Peter Kiewit Sons', Inc. should be obtained for a more detailed discussion of the 1997 and 1996 results of operations of the Construction Group.

     Discontinued Operations - Energy. Income from discontinued operations increased to $10 million in 1997 from $9 million in 1996. The acquisition of Northern Electric in late 1996 and the commencement of operations at the Mahanagdong geothermal facility in July, 1997 were the primary factors that resulted in the increase.

     In October 1997, MidAmerican sold approximately 19.1 million shares of its common stock. This sale reduced the Company's ownership in MidAmerican to approximately 24% but increased its proportionate share of MidAmerican's equity. It is the Company's policy to recognize gains or losses on the sale of stock by its investees. The Company recognized an after-tax gain of approximately $44 million from transactions in MidAmerican stock in the fourth quarter of 1997.

     On July 2, 1997, the Labour Party in the United Kingdom announced the details of its proposed "Windfall Tax" to be levied against privatized British utilities. This one-time tax is 23% of the difference between the value of Northern Electric, plc. at the time of privatization and the utility's current value based on profits over a period of up to four years. CE Electric recorded an extraordinary charge of approximately $194 million when the tax was enacted in July, 1997. The total after-tax impact to Level 3, directly through its investment in CE Electric and indirectly through its interest in MidAmerican, was $63 million.

Financial Condition - December 31, 1998

     The Company's working capital increased $2.1 billion during 1998 primarily due to the significant financing activities described below.

     Cash provided by operating activities decreased in 1998 primarily due to the costs of implementing the Company's Business Plan.

     Investing activities include using the proceeds from the debt offerings and MidAmerican and Cable Michigan sales to purchase marketable securities, $67 million of investments, net of cash acquired, and $910 million of capital expenditures, primarily for the expanding IP communications and information services businesses. The investments include a $38 million investment in the Commonwealth Telephone's rights offering, $14 million of investments in information services businesses and $15 million of investments in Gateway.

     Sources of financing in 1998 consisted primarily of the net proceeds of $1.94 billion from the sale of Senior Notes in April and the net proceeds of $486 million from the sale of 10.5% Senior Discount Notes in December. Additional sources include the conversion of 2.3 million shares of Class C Stock, with a redemption value of $122 million, into 21 million shares of Common Stock in January, proceeds from the sale of Common Stock of $21 million and the exercise of the Company's stock options for $10 million. In 1998, Level 3 issued $183 million of stock for the acquisition of several IP businesses and reflected in the equity accounts the $164 million fair value of the issuance and forced conversion of the Class R Stock. The company repaid $12 million of long term debt during 1998.

     The Company also received $967 million of net proceeds from the sale of its energy business to MidAmerican.

Liquidity and Capital Resources.

     Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has commenced the implementation of a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company plans to expand substantially the business of its subsidiary, PKS Information Services, Inc., ("PKSIS") and to create, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based communications network. The Company is designing its network based on IP technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

     The development of the Business Plan will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, will result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, there can be no assurance that the actual construction costs or the timing of the expenditures will not deviate from current estimates. The Company's capital expenditures in connection with the Business Plan were $908 million in 1998 and are expected to approximate $2.3 billion in 1999. Management believes the Company's liquidity at December 31, 1998, in addition to the net proceeds of $1.5 billion from the equity offering completed in March 1999, and the cost sharing agreement with INTERNEXT, should be sufficient to fund the currently committed portions of the Business Plan.

     The Company currently estimates the implementation of the Business Plan, as currently contemplated, will require between $8 and $10 billion over the next 10 years. The Company's ability to implement the Business Plan and meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. The Company expects to meet its additional capital needs with the proceeds from sales or issuance of additional equity securities, credit facilities and other borrowings, or additional debt securities. The Senior Notes and Senior Discount Notes were issued under an indenture which permits the Company and its subsidiaries to incur substantial amounts of debt. The Company also has available approximately $2 billion of unused securities available under its "universal" shelf registration that was declared effective by the Securities and Exchange Commission in February 1999. In addition, the Company may sell or dispose of existing businesses or investments to fund portions of the Business Plan. The Company may sell or lease capacity, its conduits or access to its conduits. There can be no assurance that the Company will be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits, or that proceeds of dispositions of the Company's assets will reflect the assets' intrinsic value. Further, there can be no assurance that expenses will not exceed the Company's estimates or that the financing needed will not likewise be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the Business Plan.

     There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, such financing will be on terms acceptable to the Company. If the Company is unable to obtain additional financing when needed, it may be required to scale back significantly its Business Plan and, depending upon cash flow from its existing business, reduce the scope of its plans and operations.

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

     New Accounting Pronouncement

     On June 15, 1998, the FASB issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999

(January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at the fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of hedge transaction and, if it is, the type of hedge transaction. The Company currently makes minimal use of derivative instruments as defined by SFAS No.
133. If the Company does not increase the utilization of these derivative instruments by the effective date of SFAS No. 133, the adoption of this standard is not expected to have a significant effect on the Company's results of operations or its financial position.

Disclosure of Year 2000 Issues

     General

     The Company's wholly owned subsidiary, Level 3 Communications, LLC is a new company that is implementing new technologies to provide Internet Protocol (IP) technology-based communications services to its customers. This company has adopted a strategy to select technology vendors and suppliers that provide products that are represented by such vendors and suppliers to be Year 2000 compliant. In negotiating its vendor and supplier contracts, the company secures Year 2000 warranties that address the Year 2000 compliance of the applicable product(s). As part of the Company's Year 2000 compliance program, plans will be put into place to test these products to confirm they are Year 2000 ready.

     PKS Systems Integration LLC ("PKS Systems"), a subsidiary of PKSIS, provides a wide variety of information technology services to its customers. In fiscal year 1998, approximately 57% of the revenue generated by PKS Systems related to projects involving Year 2000 assessment and renovation services performed by PKS Systems for its customers. These contracts generally require PKS Systems to identify date affected fields in certain application software of its customers and, in many cases, PKS Systems undertakes efforts to remediate those date-affected fields so that Year 2000 data may be processed. Thus, Year 2000 issues affect many of the services PKS Systems provides to its customers. This exposes PKS Systems to potential risks that may include problems with services provided by PKS Systems to its customers and the potential for claims arising under PKS Systems' customer contracts. PKS Systems attempts to contractually limit its exposure to liability for Year 2000 compliance issues. However, there can be no assurance as to the effectiveness of these contractual limitations.

     Outlined below is additional information with respect to the Year 2000 compliance programs that are being pursued by Level 3 Communications, LLC and PKSIS.

     Level 3 Communications, L.L.C. ("Level 3 LLC")

     Level 3 Communications, LLC., uses software and related technologies throughout its business that may be affected by the date change in the Year 2000. The inability of systems to appropriately recognize the Year 2000 could result in a disruption of Level 3 LLC's operations. Level 3 LLC has one main line of business: delivery of communications services to commercial clients over fiber optic cable. The delivery of service will be over Level 3 LLC cable when the network construction is complete. In the interim, services will be delivered over both owned and leased lines.

     Level 3 LLC faces two primary Year 2000 issues with respect to its business. First, Level 3 LLC must assess the readiness of its systems that are required to provide its customers communication's services ("Service Delivery Systems"). Second, Level 3 LLC must evaluate the Year 2000 readiness of its internal business support systems ("Internal Business Support Systems"). Level 3 LLC must also verify the readiness of the providers of the leased lines currently in use.

     Level 3 LLC, has designated a full-time Year 2000 director in addition to establishing a program office staffed in part by experienced Year 2000 consultants. Level 3 is progressing through a comprehensive program to evaluate and address the effect of the Year 2000 on its Internal Business Support Systems, and the Service Delivery Systems. The plans' focus upon Year 2000 issues consists of the following phases:

     Phase

(I) Assessment - Awareness, commitment, and evaluation which includes a detailed inventory of systems and services that the Year 2000 may impact.

(II) Detailed Plan - Establishment of priorities, development of specific action steps and allocation of resources to address the issues as outlined in Phase I.

(III)Implementation - Completion of the necessary changes as delineated in Phase II.

(IV) Verification - Determining whether the conversions implemented in Phase III have resolved the Year 2000 problem so that date related calculations will function properly, both as individual units and on an integrated basis. This will culminate in an end-to-end system test to ensure that the customer services being delivered by Level 3 LLC will function properly and that all support services necessary to business operations will be Year 2000 compliant.

(V) Contingency Plans - Establishment of alternative plans should any of the services or suppliers that Level 3 requires to do business fail to be Year 2000 ready.

With respect to its Year 2000 plans, Level 3 currently has activities underway in each of the five phases above. The current stage of activities varies based upon the type of component, system, and/or customer service at issue.

 Business Functions                 Operational Effect      Current Status

 Customer Delivery Systems          Inability to deliver    Phases I to Phase V*
                                    Customer Services
 Internal Business Support Systems  Failures of Internal    Phases I to Phase V*
                                    Support Services and
                                    Customer Billing

* Level 3 anticipates this range of activity to continue through the 1999 as it adds new equipment and services while building its infrastructure. Additionally, the upgrading of service delivery through its proprietary systems will require that the delivery systems go through verification with each new innovation.

     The expenses associated with this project by Level 3, as well as the related potential effect on Level 3' earnings, are not expected to have a material effect on the future operating results or financial condition of Level
3. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of Level 3 as a result of the Year 2000 problem, will not have a material adverse effect on Level 3's financial condition and results of operations.

     Level 3 has significant relationships and dependencies with regard to systems and technology provided and supported by third party vendors and service providers. In particular, the customer delivery business of Level 3 is dependent upon third parties who provide telecommunication services while the infrastructure continues to be built. As part of its Year 2000 program, Level 3 has sought to obtain formal Year 2000 compliance representation from vendors who provide products and services to Level 3. The vendor compliance process is being performed concurrently with the company's ongoing Year 2000 validation activities. This compliance process consists of obtaining information from disclosures made publicly available on company websites, reviewing test plans and results made available from suppliers, and following up with letters and phone calls to any vendors who have not made such information available to Level 3 as yet.

     Because of the aforementioned reliance placed on third party vendors, Level 3' estimate of costs to be incurred could change substantially should one or more of the vendors be unable to timely deliver Year 2000 compliant products. Level 3 does not own the proprietary hardware technology or third party software source code utilized in its business and therefore, Level 3 cannot actually renovate the hardware or third party software identified as having Year 2000 support issues. The standard components supplied by vendors for the customer delivery systems have been tested in laboratory settings and certified as to their compliance.

     With respect to the contingency plans for Level 3, such plans generally fall into two categories. Concerning the customer delivery systems of Level 3, Level 3 has certain redundant and backup facilities, such as on-site generators. With respect to systems obtained from third party vendors, contingency plans are developed by Level 3 on a case by case basis where deemed appropriate.

     PKSIS

     PKSIS and its subsidiaries use software and related technologies throughout its business that may be affected by the date change in the Year 2000. The inability of systems to appropriately recognize the Year 2000 could result in a disruption of PKSIS operations. PKSIS has two main lines of business: computer outsourcing and systems integration. The computer outsourcing business is managed by PKS Computer Services LLC ("PKSCS"). The systems integration is managed by PKS Systems Integration LLC ("PKSSI").

     PKSCS generally faces two primary Year 2000 issues with respect to its business. First, PKSCS must evaluate the Year 2000 readiness of its internal support systems. Second, PKSCS must assess and, if necessary, upgrade the operating systems which PKSCS provides for its outsourcing customers. PKSCS outsourcing customers are responsible for their own application code remediation.

     PKSCS established a corporate-wide Year 2000 program in 1997, which in relation to other business projects and objectives has been assigned a high priority, including the designation of a full-time year 2000 director. PKSCS is progressing through a comprehensive program to evaluate and address the effect of the Year 2000 on its internal operations and support systems, and the operating systems which PKSCS is responsible for providing to its outsourcing customers. Due to the nature of its business, PKSCS has developed and is administering approximately twenty separate Year 2000 project plans. Approximately eighteen of these plans are devoted to the specific operating systems software upgrades to be undertaken by PKSCS for its outsourcing customers according to software vendor specifications. The remaining plans focus upon Year 2000 issues relating to PKSCS internal support systems. PKSCS is utilizing both internal and external resources in implementing these plans. These PKSCS plans generally consist of the following phases:

     Phase

(I) Assessment - Awareness, commitment, and evaluation, to including a detailed inventory of systems and services that the Year 2000 may impact.

(II) Detailed Plan - Establishment of priorities, development of specific action steps and allocation of resources to address the issues as outlined in Phase I.

(III)Implementation   -  Completion   of  the   necessary   changes  per  vendor
     specifications,  (that is,  replacement or retirement) as outlined in Phase
     II.

(IV) Verification - With respect to PKSCS' internal support systems, determining whether the conversions implemented in Phase III have resolved the Year 2000 problem so that date related calculations will function properly, both as individual units and on an integrated basis.

(V)  Completion - The final rollout of components into an operational unit.

With respect to its Year 2000 plans, PKSCS currently has activities underway in each of phases III through V. The current stage of activities varies based upon the type of component, system, and/or customer service at issue.

     PKSSI generally faces two primary Year 2000 issues with respect to its business. First, PKSSI provides a wide variety of information technology services to its customers which could potentially expose PKSIS to contractual liability for Year 2000 related risks if services are not performed in a timely or satisfactory manner. Second, PKSSI must evaluate and, if necessary, upgrade or replace its internal business support systems which may have date dependencies. PKSSI believes the primary internal systems affected by the Year 2000 issue which could have an impact on its business are desktop and network hardware and software. PKSSI has completed its Year 2000 assessment of desktop hardware and software, and, based on vendor representations, has determined that material upgrades or replacements are not required. PKSSI is in the process of communicating with its vendors to assess its servers and communications hardware for Year 2000 readiness. This assessment is expected to be completed by approximately April 1, 1999.

     In fiscal year 1998, approximately 39% of the revenue generated by PKSSI related to projects involving Year 2000 assessment and renovation services performed by PKSSI for its customers. This is a reduction from 80% in 1997. Some of these contracts require PKSSI to identify date affected fields in certain application software of its customers and, in many cases, PKSSI undertakes efforts to remediate those date-affected fields so that Year 2000 data may be processed. Thus, Year 2000 issues affect certain services PKSSI provides to its customers. This exposes PKSSI to potential risks that may include problems with services provided by PKSSI to its customers and the potential for claims arising under PKSSI's customer contracts. In some cases PKSSI has contractual warranties which could require PKSSI to perform Year 2000 related services after the year 2000. PKSSI attempts to contractually limit its exposure to liability for Year 2000 compliance issues. However, there can be no assurance as to the effectiveness of such contractual limitations.

     The following chart describes the status of PKSIS' Year 2000 program with respect to Computer Outsourcing Services and Systems Integration Services.


    Business Functions         Current Areas of Focus        Operational Impact        Current Status
---------------------------- ---------------------------- ------------------------- ---------------------
Computer Outsourcing         Large & Mid-Range CPU        Inability to continue     Mid Phase III to
Service                      OEM Software                 critical processing of    Phase V
                             OS Systems                   customer's systems
                             Network Equipment
                             Support Facilities

                             Internal Support Systems &   Failures of Internal      Mid Phase III to
                             Business Processes           Support Services          Phase V

Systems Integration          Internal Support Systems &   Failures of critical      Assessment of
Services                     Business Processes           Internal Support          desktop hardware
                                                          Services                  and software has
                                                                                    been completed.
                                                                                    Assessment of
                                                                                    services and
                                                                                    communications
                                                                                    hardware is
                                                                                    expected to be
                                                                                    completed by
                                                                                    approximately April
                                                                                    1, 1999


     PKSIS has significant relationships and dependencies with regard to systems and technology provided and supported by third party vendors and service providers. In particular, the computer outsourcing business of PKSCS is dependent upon third parties who provide telecommunication service, electrical utilities and mainframe and midrange hardware and software providers. As part of its Year 2000 program, PKSIS has sought to obtain formal Year 2000 compliance representation from vendors who provide products and services to PKSIS. The vendor compliance process is being performed concurrently with the companies ongoing Year 2000 remediation activities. PKSCS is also working with its outsourcing customers to inform them of certain dependencies which exist which may affect PKSIS' Year 2000 efforts and certain critical actions which PKSIS believes must be undertaken by the customer in order to allow PKSIS to implement its Year 2000 efforts concerning the operating software system provided by PKSCS for its customers.

     To date, PKSCS has received written responses from approximately 40% of the vendors from whom it has sought Year 2000 compliance statements. With respect to those key third party vendors and suppliers who have failed to respond in writing, PKS is following up directly with such vendors and suppliers and obtaining information from other sources, such as disclosures made publicly available on company websites.

     Because of this reliance on third party vendors, PKSIS' estimate of costs to be incurred could change substantially should one or more of the vendors be unable to timely deliver Year 2000 compliant products. PKSCS does not own the proprietary hardware technology or third party software source code utilized in its business and therefore, PKSCS cannot actually renovate the hardware or software identified as having Year 2000 support issues.

     The expenses associated with PKSIS' Year 2000 efforts, as well as the related potential effect on PKS' earnings, are not expected to have a material effect on the future operating results or financial condition of Level 3. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of PKS as a result of the Year 2000 problem, will not have a material adverse effect on Level 3's financial condition and results of operations.

     With respect to the contingency plans for PKSCS, such plans generally fall into two categories. Concerning the internal support systems of PKSCS, PKSCS has certain redundant and backup facilities, such as on-site generators, water supply and pumps. PKSCS has undertaken contingency plans with respect to these internal systems by performing due diligence with the vendors of these systems in order to investigate the Year 2000 compliance status of these systems, and such systems are tested on a monthly basis. With respect to the operating systems obtained from third party vendors and maintained by PKSCS for its outsourcing customers, contingency plans are developed by PKSCS and its customers on a case by case basis as requested, contracted and paid for by PKSCS' customers. However, there is no contingency plan for the failure of operating system software to properly handle Year 2000 date processing. If the operating system software provided to PKS by third party vendors fails at the PKSCS Data Center, such vendor supplied software is expected to fail everywhere and no immediate work around could be supplied by PKSCS. In the event computer hardware supplied by PKSCS for its outsourcing customer fails, some customers have contracted for contingency plans through disaster recovery arrangements with a third party which supplies disaster recovery services.

Costs of Year 2000 Issues

     Level 3 currently expects to incur approximately $12.5 million of costs in aggregate, through the end of 1999. These costs primarily arise from direct costs of Level 3 employees verifying equipment and software as Year 2000 ready. However, Level 3 does not separately track the internal employee costs incurred for its Year 2000 projects. Level 3 does track all material costs incurred for its Year 2000 projects as well as all costs incurred by the Year 2000 program office. Level 3 has estimated the time and effort expended by its employees on Year 2000 projects based on an analysis of Year 2000 project plans.

     PKSIS has incurred approximately $4.2 million of costs to implement its Year 2000 program through 1998, and currently expects to incur an additional approximately $3.6 million of costs in aggregate, through the end of 1999. These costs primarily arise from direct costs of PKSCS employees working on upgrades per vendor specifications of operating system software for PKSCS outsourcing customers and the cost of vendor supplied operating systems software upgrades and the cost of additional hardware. However, PKSIS does not separately track the internal costs incurred for its Year 2000 projects and does not track the cost and time its employees spend on Year 2000 projects. PKSCS has estimated the time and effort expended by its employees on Year 2000 projects based on an analysis of Year 2000 project plans. Labor costs for PKSCS' Year 2000 projects were estimated to be $2.1 million for 1998 and are estimated to be approximately one million dollars for 1999 through September 1999, when such projects are currently scheduled for completion. These labor costs will necessarily increase if such projects take longer to complete. Costs for software upgrades, additional equipment costs and a test system for PKSCS' Year 2000 projects were estimated to be $2.1 million for 1998 and are estimated to be $2.5 million for 1999. Such costs are not available for PKSSI but are not believed to be material. Year 2000 costs for PKSSI are believed to be substantially less than PKSCS and focus primarily on the cost of evaluating and, if necessary, upgrading network and desktop hardware and software. The costs incurred by PKSSI for performing Year 2000 services for its customers are included within PKSSI's pricing for such services.

Risks Associated with Year 2000 Issues

     Due to the complexity of the issues presented by the Year 2000 date change and the proposed solutions, and the interdependence of external vendor support services, it is difficult to assess with any degree of accuracy the future effect of a failure in any one aspect or combination of aspects of the Company's Year 2000 activities. The Company cannot provide assurance that actual results will not differ from management's estimates due to the complexity of upgrading the systems and related technologies surrounding the Year 2000 issue.

     Failure by the Company to complete its Year 2000 activities in a timely or complete manner, within its estimate of projected costs, or failure by third parties, such as financial institutions and related networks, software providers, local telephone companies, long distance providers and electricity providers among others, to correct their systems, with which the Company's systems interconnect, could have a material effect on the Company's future results of operations and financial position. Other factors which might cause a material difference from management's estimate would include, but not be limited to, the availability and cost of personnel with appropriate skills and abilities to locate and upgrade relevant computer systems and similar uncertainties, as well as the collateral effects on the Company of the Year 2000 problem on the economy in general, or on the Company's business partners and customers in particular.

ITEM 7A. MARKET RISK DISCLOSURE

     Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. Due to the Company's significant marketable securities position at December 31, 1998, fluctuations in interest rates could have a material effect on the value of these securities. However, any fluctuation is partially mitigated by the Company's strategy of investing in short-term government and government agency securities with maturities of one year or less. A 50 basis point increase in the level of interest rates on the Company's marketable securities portfolio at December 31, 1998 would have a $5 million impact on the value of these securities.

     In 1998, the Company issued approximately $2.5 billion of Senior Notes and Senior Discount Notes (the "Notes"). Fluctuations in interest rates will affect the fair value of this debt but interest expense will not be affected due to the fixed interest rates of the Notes. Level 3 has the ability to redeem all or a portion of the Senior Notes and Senior Discount Notes beginning in 2003. If interest rates decrease significantly, the amount of redemptions, if any, could be affected. The Company continues to evaluate alternatives to limit interest rate risk.

     Level 3 has investments in several publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments is $818 million as of December 31, 1998, which is significantly higher than their carrying value of $300 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $162 million change in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

     The Company is implementing its Business Plan in Europe and as a result is exposed to certain foreign currency risks. Exposure to these risks was not significant at December 31, 1998 due to the limited amount of net assets invested in Europe as of that date. In 1999, the Company will continue to expand its presence in Europe and enter the Asian market, and will continue to analyze risk management strategies to reduce foreign currency exchange risk.

     The changes in interest rates, equity security prices and foreign exchange rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates, equity prices and foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary financial information for Level 3 Communications, Inc. (f/k/a Peter Kiewit Sons', Inc.) and Subsidiaries begin on page F-1.

     The financial statements of an equity method investee (RCN Corporation) are required by Rule 3.09 and are incorporated by reference from RCN's Form 10-K for the year ended December 31, 1998, filed under Commission No. 000-22825.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The  following   information   with  regard  to  the  Company's  change  of
independent accountants was first reported by the Company's filing of a Current Report on Form 8-K on September 1, 1998.

     The following  information is provided in response to the  requirements  of
Item 304(a)(1) of Regulation S-K.

     i) PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P. which became PricewaterhouseCoopers LLP on July 1, 1998) was dismissed as the Company's independent accountants effective as of the close of business on August 25, 1998.

     ii) The reports of PricewaterhouseCoopers LLP on the consolidated financial statements of the Company at December 27, 1997 and December 28, 1996, and for the three years ended December 27, 1997 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     iii) The Company's Audit Committee participated in and approved the decision to change independent accountants.

     iv) In connection with its audits for the two most recent fiscal years and through August 25, 1998 there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in their report on the financial statements for such years.

     v) During the two most  recent  fiscal  years and  through  August 25, 1998
there  were  no   reportable   events  (as  defined  in   Regulation   S-K  Item
304(a)(1)(v)).

     The following  information is provided in response to the  requirements  of
Item 304(a)(2) of Regulation S-K.

     The Company engaged Arthur Andersen LLP as its new independent accountants as of August 26, 1998. During the most recent two fiscal years and through August 25, 1998, the Company has not consulted with Arthur Andersen LLP on items which (1) were or should have been subject to an AICPA Statement on Auditing Standards No. 50, "Reports on the Application of Accounting Principles," or (2)concerned the subject matter of a disagreement or reportable event with the Company's former auditor (both as set forth in Regulation S-K Item 304(a)(2)).

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included above under the caption "Directors and Executive Officers" under Item 1. Business.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 14 are set forth following the index page at page F1. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

Exhibit Number                      Description

3.1  Restated  Certificate of Incorporation,  effective January 8, 1992 (Exhibit
     3.1 to Company's Form 10-K for 1991).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of Peter Kiewit Sons', Inc., effective December 8, 1997.

3.3 By-laws, composite copy, including all amendments, as of March 19, 1993 (Exhibit 3.4 to Company's Form 10-K for 1992).

10.1 Separation Agreement, dated December 8, 1997, by and among PKS, Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (Exhibit 10.1 to the Company's Form 10-K for 1997).

10.2 Amendment No. 1 to Separation Agreement, dated March 18, 1997, by and among PKS, Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (Exhibit 10.1 to the Company's Form 10-K for 1997).

10.3 Cost Sharing and IRU Agreement between Level 3 Communications, LLC and INTERNEXT, LLC dated July 18, 1998 (Exhibit 10.1 to the Company's Quarter Report on Form 10-Q for the three months ended September 30, 1998).

21   List of subsidiaries of the Company.

23.1 Consent of Arthur Andersen LLP

23.2 Consents of PricewaterhouseCoopers LLP

23.3 Consents of PricewaterhouseCoopers LLP

27   Financial data schedules.

(b)  Reports on Form 8-K filed by the Company during the fourth quarter of 1997.

     On October 1, 1998, the Company filed a Current Report on Form 8-K relating to the issuance of an aggregate of 150,609 shares of Common Stock pursuant to Regulation S in connection with the acquisition of miknet Internet Based Services GmbH.

     On October 5, 1998, the Company filed a Current Report on Form 8-K relating to the issuance of an aggregate of 13,935 shares of Common Stock pursuant to Regulation S in connection with the acquisition of GeoNet Communications, Inc. The total number of shares issued in this acquisition was 511,719.

     On December 3, 1998, the Company filed a Current Report on Form 8-K relating to the issuance of press releases announcing the offering and completion of an offering of 10.5% Senior Discount Notes due 2008 in a transaction exempt from registration under the Securities Act of 1933, as amended.

     On  December  7,  1998,  the  Company  filed a  Current  Report on Form 8-K
     describing   certain  risks  associated  with  the  implementation  of  the
     Company's business plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1999.

                                     Level 3 Communications, Inc.

                              By:    /s/ James Q. Crowe
                                   ----------------------------------
                              Name:       James Q. Crowe
                              Title:      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                           Title                       Date

   /s/ Walter Scott, Jr.    Chairman of the Board                 March 31, 1999
---------------------------
      Walter Scott, Jr.

                            President, Chief Executive Officer
   /s/ James Q. Crowe       and Director                          March 31, 1999
---------------------------
       James Q. Crowe

                            Executive Vice President, Chief
  /s/ R. Douglas Bradbury   Financial Officer and Director        March 31, 1999
     R. Douglas Bradbury    (principal financial officer)


   /s/ Eric J. Mortensen    Controller (principal accounting      March 31, 1999
--------------------------- officer)
      Eric J. Mortensen


  /s/ William L. Grewcock                 Director                March 31, 1999
---------------------------
     William L. Grewcock


  /s/ Philip B. Fletcher                  Director                March 31, 1999
---------------------------
     Philip B. Fletcher


   /s/ Richard R. Jaros                   Director                March 31, 1999
---------------------------
      Richard R. Jaros


   /s/ Robert E. Julian                   Director                March 31, 1999
---------------------------
      Robert E. Julian


   /s/ David C. McCourt                   Director                March 31, 1999
---------------------------
      David C. McCourt


  /s/ Kenneth E. Stinson                  Director                March 31, 1999
---------------------------
     Kenneth E. Stinson


  /s/ Michael B. Yanney                   Director                March 31, 1999
---------------------------
      Michael B. Yanney








                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements




Reports of Independent Public Accountants

Financial Statements as of December 31, 1998 and December 27, 1997 and for the three years ended December 31, 1998:

   Consolidated Statements of Earnings
   Consolidated Balance Sheets
   Consolidated Statements of Cash Flows
   Consolidated Statements of Changes in Stockholders' Equity
   Consolidated Statements of Comprehensive Income
   Notes to Consolidated Financial Statements


Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.
























                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Board of Directors and Stockholders of Level 3 Communications, Inc.:

We have audited the consolidated balance sheet of Level 3 Communications, Inc. and subsidiaries (a Delaware corporation) as of December 31, 1998 and the related consolidated statements of earnings, cash flows, changes in stockholders' equity and comprehensive income for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level 3
Communications, Inc. and subsidiaries as of December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                    Arthur Andersen  LLP



Denver, Colorado
March 29, 1999






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








The Board of Directors and Stockholders
Level 3 Communications, Inc. and Subsidiaries
(formerly, Peter Kiewit Sons', Inc.)


We have audited the consolidated balance sheet of Level 3 Communications, Inc. and Subsidiaries (formerly, Peter Kiewit Sons', Inc.) as of December 27, 1997 and the related consolidated statements of earnings, cash flows, changes in stockholders' equity and comprehensive income for each of the two years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level 3
Communications, Inc. and Subsidiaries as of December 27, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.


                                                     Coopers & Lybrand LLP

Omaha, Nebraska
March 30, 1998











                             LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Earnings
                              For the three years ended December 31, 1998


(dollars in millions, except per share data)                             1998              1997             1996
------------------------------------------------------------------------------------------------------------------


Revenue                                                               $    392          $    332         $    652
Cost and Expenses:
   Operating expenses                                                     (199)             (163)            (268)
   Depreciation and amortization                                           (66)              (20)            (124)
   General and administrative expenses                                    (332)             (106)            (173)
   Write-off of in process research and development                        (30)                -                -
                                                                      --------          --------         --------
     Total costs and expenses                                             (627)             (289)            (565)
                                                                      --------          --------         --------

Earnings (Loss) from Operations                                           (235)               43               87

Other Income (Expense):
   Interest income                                                         173                33               50
   Interest expense, net                                                  (132)              (15)             (33)
   Equity losses in unconsolidated subsidiaries                           (132)              (43)              (9)
   Gain on equity investee stock transactions                               62                 -                -
   Gain on sale of assets                                                  107                10               10
   Other, net                                                                4                 7                2
                                                                     ---------        ----------        ---------
     Total other income (expense)                                           82                (8)              20
                                                                     ---------        ----------        ---------

Earnings (Loss) Before Income Taxes
   and Discontinued Operations                                            (153)               35              107

Income Tax Benefit (Provision)                                              25                48               (3)
                                                                     ---------         ---------       ----------

Income (Loss) from Continuing Operations                                  (128)               83              104

Discontinued Operations:
   Gain on Split-off of Construction Group                                 608                 -                -
   Construction operations net of income tax
     expense of ($107) and ($72)                                             -               155              108
   Gain on disposition of energy business net of income tax
     expense of $175                                                       324                 -                -
   Energy, net of income tax benefit (expense)
     of $1 and ($9)                                                          -                10                9
                                                                      --------          --------         --------
     Income from discontinued operations                                   932               165              117
                                                                      --------          --------         --------
Net Earnings                                                          $    804          $    248         $    221
                                                                      ========          ========         ========

Earnings (Loss) Per Share of Level 3 Common Stock
   (Basic and Diluted):

   Continuing operations                                             $    (.43)        $     .33        $     .45
                                                                      =========        =========        =========

   Discontinued operations excluding construction operations          $   3.09         $     .04        $     .03
                                                                      ========         =========        =========

   Net earnings excluding construction operations                    $   2.66         $     .37        $     .48
                                                                      ========         =========        =========

   Net earnings excluding gain on
     Split-off of Construction Group                                 $     .64         $     .37        $     .48
                                                                     =========         =========        =========

See accompanying notes to consolidated financial statements.

                            LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                    Consolidated Balance Sheets
                              December 31, 1998 and December 27, 1997


(dollars in millions)                                                                1998                   1997
------------------------------------------------------------------------------------------------------------------

Assets

Current Assets:
   Cash and cash equivalents                                                      $    848               $      87
   Marketable securities                                                             2,863                     678
   Restricted securities                                                                26                      22
   Receivables, net                                                                     57                      42
   Investment in discontinued operations - energy                                        -                     643
   Income taxes receivable                                                              54                       2
   Other                                                                                29                      20
                                                                                    ------                 -------
Total Current Assets                                                                 3,877                   1,494

Net Property, Plant and Equipment                                                    1,061                     184

Investments                                                                            323                     383

Investments in Discontinued Operations - Construction                                    -                     652

Other Assets, net                                                                      264                      66
                                                                                    ------                 -------
                                                                                    $5,525                 $ 2,779
                                                                                    =======                =======

See accompanying notes to consolidated financial statements.

                           LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 Consolidated Balance Sheets
                             December 31, 1998 and December 27, 1997
                                         (continued)

(dollars in millions)                                                                1998                   1997
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                                              $     276                $     31
   Current portion of long-term debt                                                     5                       3
   Accrued reclamation and other mining costs                                           16                      19
   Accrued interest                                                                     33                       2
   Deferred income taxes                                                                 2                      15
   Other                                                                                38                      19
                                                                                   -------                 -------
Total Current Liabilities                                                              370                      89

Long-Term Debt, less current portion                                                 2,641                     137

Deferred Income Taxes                                                                   86                      83

Accrued Reclamation Costs                                                               96                     100

Other Liabilities                                                                      167                     140

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized 10,000,000 shares in 1998,
     250,000 shares in 1997: no shares outstanding in 1998 and 1997                      -                     -
   Common stock:
     Common stock, $.01 par value in 1998 and $.0625 par value in 1997, authorized 500,000,000 shares: 307,874,706 outstanding in
        1998 and 271,034,280 outstanding in 1997                                         3                     8
     Class B, no shares outstanding in 1997                                              -                     -
     Class C, 10,132,343 shares outstanding in 1997                                      -                     1
     Class R, $.01 par value, authorized 8,500,000 shares:
       no shares outstanding in 1998 and 1997                                            -                     -
   Additional paid-in capital                                                          765                   427
   Accumulated other comprehensive income (loss)                                         4                    (5)
   Retained earnings                                                                 1,393                 1,799
                                                                                   -------               -------
Total Stockholders' Equity                                                           2,165                 2,230
                                                                                   -------               -------
                                                                                   $ 5,525               $ 2,779
                                                                                   =======               =======

See accompanying notes to consolidated financial statements.

                           LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                              Consolidated Statements of Cash Flows
                            For the three years ended December 31, 1998


(dollars in millions)                                                    1998              1997             1996
-----------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net Earnings                                                       $    804          $    248         $    221
   Less:  Income from Discontinued Operations                             (932)             (165)            (117)
                                                                      --------          --------         --------
   Income (loss) from continuing operations                               (128)               83              104
     Adjustments to reconcile income (loss) from
       continuing operations to net cash provided
       by continuing operations:
       Write-off in process research and development                        30                 -                -
       Equity losses, net                                                  132                43                9
       Depreciation and amortization                                        66                20              124
       Amortization of discounts on marketable securities                  (24)                -                -
       Amortization of debt issuances costs                                  3                 -                -
       Gain on sale of property, plant and
         equipment and other assets                                        (17)              (10)             (10)
       Gain on equity investee's stock transactions                        (62)                -                -
       Gain on sale of Cable Michigan                                      (90)                -                -
       Compensation expense attributable to stock awards                    39                21                -
       Federal income tax refunds                                           46               146                -
       Deferred income taxes                                               (50)             (103)             (68)
       Accrued interest on marketable securities                           (39)                -                -
       Change in working capital items:
         Receivables                                                        (1)               (9)              (1)
         Other current assets                                              (10)               (1)               6
         Payables                                                          239                (3)               9
         Other liabilities                                                  39                (5)              13
       Other                                                                (3)                -                3
                                                                      --------          ---------       ---------
Net Cash Provided by Continuing Operations                                 170               182              189

Cash Flows from Investing Activities:
   Proceeds from sales and maturities of marketable
     securities                                                          3,214               167              378
   Purchases of marketable securities                                   (5,334)             (452)            (311)
   Purchases of restricted securities                                       (2)               (2)              (2)
   Capital expenditures                                                   (910)              (26)            (117)
   Investments and acquisitions, net of cash acquired                      (67)              (42)             (59)
   Proceeds from sale of property, plant
     and equipment, and other investments                                   27                 1               14
   Proceeds from sale of Cable Michigan                                    129                 -                -
   Other                                                                     -                 3               (8)
                                                                      --------        ----------       ----------
Net Cash Used in Investing Activities                                  $(2,943)         $   (351)        $   (105)

See accompanying notes to consolidated financial statements.


                          LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows
                          For the three years ended December 31, 1998
                                        (continued)


(dollars in millions)                                                    1998              1997             1996
-----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Long-term debt borrowings, net of issuance costs                    $ 2,426         $      17        $      38
   Payments on long-term debt, including current portion                   (12)               (2)             (60)
   Issuances of common stock                                                21               117                -
   Exchange of Class C Stock for Class D Stock, net                        122                72               20
   Stock options exercised                                                  11                21                -
   Issuances of subsidiaries' stock                                          -                 -                1
   Repurchases of common stock                                              (1)                -              (11)
   Dividends paid                                                            -               (12)             (11)
                                                                      --------         ---------        ---------
Net Cash Provided by (Used in) Financing Activities                      2,567               213              (23)

Cash Flows from Discontinued Operations:
   Proceeds from sale of discontinued energy operations,
     net of  income tax payments of $192 million                           967                 -                -
   Discontinued energy operations                                            -                 3                5
   Investments in discontinued energy operations                             -               (31)            (282)
                                                                      --------         ---------         --------
Net Cash Provided by (Used in) Discontinued Operations                     967               (28)            (277)

Cash and Cash Equivalents of C-TEC at the Beginning of 1997                  -               (76)               -
                                                                      --------         ---------      -----------

Net Change in Cash and Cash Equivalents                                    761               (60)            (216)

Cash and Cash Equivalents at Beginning of Year                              87               147              363
                                                                      --------         ---------         --------

Cash and Cash Equivalents at End of Year                              $    848         $      87         $    147
                                                                      ========         =========         ========

Supplemental Disclosure of Cash Flow Information:
   Income taxes paid                                                  $    246         $      62        $      55
   Interest paid                                                           104                13               38

Noncash Investing and Financing Activities:
   Issuances of stock for acquisitions:
     XCOM Technologies, Inc.                                          $    154         $      -         $      -
     GeoNet Communications, Inc.                                            19                -                -
     Others                                                                 10                -                -
   Conversion of MidAmerican convertible debentures
     to common stock                                                  $      -         $      -        $      66


The activities of the Construction Group have been removed from the consolidated statements of cash flows. The Construction Group had cash flows of ($62) million, $59 million and $79 million for the three months ended March 31, 1998, (the date of the Split-off) and fiscal 1997 and 1996, respectively.

See accompanying notes to consolidated financial statements.

                           LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Consolidated Statements of Changes in Stockholders'
                        Equity For the three years  ended  December 31, 1998

                                 Class                                   Accumulated
                                  B&C                    Additional         Other
                                Common       Common        Paid-in      Comprehensive      Retained
(dollars in millions)            Stock        Stock        Capital      Income (Loss)      Earnings         Total
------------------------------------------------------------------------------------------------------------------
Balance at
   December 30, 1995         $        1   $        1     $    210         $      11         $ 1,384        $ 1,607

Common Stock:
   Issuances                          -            -            -                 -               -              -
   Repurchases                        -            -           (1)                -             (10)           (11)
   Dividends(a)                       -            -            -                 -             (12)           (12)

Class C Stock:
   Issuances                          -            -           27                 -               -             27
   Repurchases                        -            -           (1)                -              (4)            (5)
   Dividends (a)                      -            -            -                 -             (13)           (13)

Net Earnings                          -            -            -                 -             221            221
Other Comprehensive
   Income                             -            -            -                 5               -              5
                            -----------  -----------  -----------        ----------     -----------     ----------

Balance at
   December 28, 1996                 1            1           235                16           1,566          1,819

Common Stock:
   Issuances                          -            -          117                 -               -            117
   Stock options exercised            -            -           21                 -               -             21
   Stock dividend                     -            7           (7)                -               -              -
   Stock option grants                -            -           27                 -               -             27

Class C Stock:
   Issuances                          -            -           33                 -               -             33
   Repurchases                        -            -            -                 -              (2)            (2)
   Dividends (b)                      -            -            -                 -             (13)           (13)
   Conversion of
     debentures                       -            -            1                 -               -              1

Net Earnings                          -            -            -                 -             248            248
Other Comprehensive
   Loss                               -            -            -               (21)              -            (21)
                            -----------  -----------  -----------         ---------     -----------      ---------

Balance at
   December 27, 1997        $        1    $        8     $    427        $       (5)        $ 1,799        $ 2,230


(a) Includes $.70 and $.05 per share for dividends on Class C and Common Stock, respectively, declared in 1996 but paid in January 1997.

(b) Includes $.80 per share for dividends on Class C declared in 1997 but paid in January 1998.

See accompanying notes to consolidated financial statements.

                         LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Changes in Stockholders' Equity
                          For the three years ended December 31,1998
                                               (continued)

                                 Class                                   Accumulated
                                  B&C                    Additional         Other
                                Common       Common        Paid-in      Comprehensive      Retained
(dollars in millions)            Stock        Stock        Capital      Income (Loss)      Earnings         Total
------------------------------------------------------------------------------------------------------------------

Balance at
   December 27, 1997         $        1   $        8     $    427        $       (5)        $ 1,799        $ 2,230

Common Stock:
   Issuances                          -            1          203                 -               -            204
   Stock options exercised            -            1           10                 -              (1)            10
   Designation of par
     value to $.01                    -           (8)           8                 -               -              -
   Stock dividend                     -            1           (1)                -               -              -
   Stock plan grants                  -            -           44                 -               -             44
   Income tax benefit from
     exercise of options              -            -           19                 -               -             19

Class R Stock:
   Issuance and forced
     conversion                       -            -          164                 -            (164)             -

Class C Stock:
   Repurchases                        -            -          (25)                -               -            (25)
   Conversion of debentures           -            -           10                 -               -             10

Net Earnings                          -            -            -                 -             804            804
Other Comprehensive Loss              -            -            -                (6)              -             (6)
Split-off of the Construction
   & Mining Group                    (1)           -          (94)               15          (1,045)        (1,125)
                             ----------  -----------    ---------         ---------         -------        -------

Balance at
   December 31, 1998        $         -   $        3     $    765        $        4         $ 1,393        $ 2,165
                            ===========   ==========     ========        ==========         =======        =======

See accompanying notes to consolidated financial statements.

                           LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Statements of Comprehensive Income
                            For the three years ended December 31,1998

(dollars in millions)                                                     1998             1997             1996
------------------------------------------------------------------------------------------------------------------
Net Earnings                                                             $ 804          $    248          $    221

Other Comprehensive Income Before Tax:
   Foreign currency translation adjustments                                  1                 -                (1)

   Unrealized holding gains (losses) arising during period                  (2)              (23)               12

   Reclassification adjustment for gains
     included in net earnings                                               (9)               (9)               (3)
                                                                       -------          --------          --------

Other Comprehensive Income (Loss), Before Tax                              (10)             (32)                 8

Income Tax Benefit (Expense) Related to Unrealized
   Holding Gains (Losses)                                                    4               11                 (3)
                                                                       -------          --------          --------

Other Comprehensive Income (Loss) Net of Taxes                              (6)              (21)                5
                                                                       -------          --------          --------

Comprehensive Income                                                   $   798          $    227          $    226
                                                                       =======          ========          ========

See accompanying notes to consolidated financial statements.

                LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1)    Reorganization - Discontinued Construction Operations

In October 1996, the Board of Directors (the "Board") of Level 3 Communications, Inc. ("Level 3" or the "Company"), directed management of the Company to pursue a listing of the Company's Class D Diversified Group Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class D Stock"), as a way to address certain issues created by the Company's then two-class capital stock structure and the need to attract and retain the best management for the Company's businesses. During the course of its examination of the consequences of a listing of the Class D Stock, management concluded that a listing of the Class D Stock would not adequately address these issues, and instead began to study a separation of the construction operations ("Construction Group") from the other businesses of the Company (the "Diversified Group"), thereby forming two independent companies. At the time, the performance of the Diversified Group was reflected by the Class D Stock. The performance of the Construction Group was reflected by the Company's Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock, par value $.0625 per share (the "Class C Stock"). At the regular meeting of the Board on July 23, 1997, management submitted to the Board for consideration a proposal for the separation of the Construction Group and the Diversified Group through a split-off of the Construction Group (the "Split-off"). At a special meeting on August 14, 1997, the Board approved the Split-off.

The separation of the Construction Group and the Diversified Group was contingent upon a number of conditions, including the favorable ratification by a majority of the holders of both the Company's Class C and the Class D Stock, and the receipt by the Company of an Internal Revenue Service ruling or other assurance acceptable to the Board that the separation would be tax-free to U.S. stockholders. On December 8, 1997, the holders of Class C Stock and Class D Stock approved the Split-off and on March 5, 1998, the Company received a favorable private letter ruling from the Internal Revenue Service. The Split-off was effected on March 31, 1998. In connection with the Split-off, (i) the Company exchanged each outstanding share of Class C Stock for one share of Common Stock of PKS Holdings, Inc. ("New PKS"), the Company formed to hold the Construction Group, to which eight-tenths of a share of the Company's Class R Convertible Common Stock, par value $.01 per share (the "Class R Stock"), was attached to replace certain conversion features in the Class C Stock which would terminate upon the Split-off (ii) New PKS was renamed "Peter Kiewit Sons', Inc."
(iii) the Company was renamed "Level 3 Communications, Inc.", and (iv) the Class D Stock was designated as common stock, par value $.01 per share (the "Common Stock"). As a result of the Split-off, the Company no longer owns any interest in New PKS or the Construction Group. Accordingly, the separate financial statements and management's discussion and analysis of financial condition and results of operations of Peter Kiewit Sons', Inc. should be obtained to review the financial position of the Construction Group as of December 27, 1997, and the results of operations for the two years ended December 27, 1997.

On March 31, 1998, the Company reflected the fair value of the Construction Group as a distribution to the Class C stockholders because the distribution was considered non-pro rata as compared to the Company's previous two-class capital stock structure. The Company recognized, a gain of $608 million within discontinued operations, equal to the difference between the carrying value of the Construction Group and its fair value in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue 96-4, "Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners". No taxes were provided on this gain due to the tax-free nature of the Split-off.

In connection with the Split-off, Level 3 and the Construction Group entered into various agreements including a Separation Agreement, a Tax Sharing Agreement and an amended Mine Management Agreement.

The Separation Agreement, as amended, provides for the allocation of certain risks and responsibilities between Level 3 and the Construction Group and for cross-indemnifications that are intended to allocate financial responsibility to the Construction Group for liabilities arising out of the construction business and to allocate to Level 3 financial responsibility for liabilities arising out of the non-construction businesses. The Separation Agreement also allocates certain corporate-level risk exposures not readily allocable to either the construction business or the non-construction businesses.

Under the Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the Split-off, Level 3 and the Construction Group generally will be responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the non-construction businesses and construction businesses, respectively. The Tax Sharing Agreement also provides that Level 3 and the Construction Group will indemnify the other from certain taxes and expenses that would be assessed if the Split-off were determined to be taxable, but solely to the extent that such determination arose out of the breach by Level 3 or the Construction Group, respectively, of certain representations made to the Internal Revenue Service in connection with the private letter ruling issued with respect to the Split-off. If the Split-off was determined to be taxable for any other reason, those taxes would be allocated equally to Level 3 and the Construction Group. Finally, under certain circumstances, Level 3 would make certain liquidated damage payments to the Construction Group if the Split-off was determined to be taxable, in order to indirectly compensate Class C stockholders for taxes assessed upon them in that event.

In connection with the Split-off, the Mine Management Agreement, pursuant to which the Construction Group provides mine management and related services to Level 3's coal mining operations, was amended to provide the Construction Group with a right of offer in the event that Level 3 were to determine to sell any or all of its coal mining properties. Under the right of offer, Level 3 would be required to offer to sell those properties to the Construction Group. If the Construction Group were to decline to purchase the properties at that price, Level 3 would be free to sell them to a third party for an amount greater than or equal to that price. If Level 3 were to sell the properties to a third party, thus terminating the Mine Management Agreement, it would be required to pay the Construction Group an amount equal to the discounted present value of the Mine Management Agreement determined, if necessary, by an appraisal process.

Following the Split-off, the Company's common stock began trading on The Nasdaq National Market on April 1, 1998, under the symbol "LVLT". In connection with the Split-off, the construction business was renamed "Peter Kiewit Sons', Inc." and the Class D Stock became the common stock of Level 3 Communications, Inc. ("Common Stock"). Summarized financial information for the Construction Group is presented below; however, the separate financial statements of Peter Kiewit Sons', Inc. should be obtained to review the financial position of the Construction Group as of December 27, 1997 and the results of operations for each of the two years ended December 27, 1997.

The following is summarized financial information of the Construction Group:

Operations (in millions)                                                             1997                   1996
------------------------------------------------------------------------------------------------------------------

Revenue                                                                            $ 2,764                 $ 2,303
Net Earnings                                                                           155                     108

Financial Position (in millions)                                                                              1997
--------------------------------------------------------------------------------------------------------------------

Current Assets                                                                                             $ 1,057
Other Assets                                                                                                   284
                                                                                                          --------
   Total assets                                                                                              1,341

Current Liabilities                                                                                            579
Other Liabilities                                                                                               99
Minority Interest                                                                                               11
                                                                                                          --------
   Total liabilities                                                                                           689

Net Assets                                                                                                $    652
                                                                                                          ========

The following details the earnings per share calculations for Class C Stock:

Class C Stock                                                                              1997            1996
-------------------------------------------------------------------------------------------------------------------


Net Income Available to Common Shareholders (in millions)                                $     155        $     108

Add:  Interest Expense, Net of Tax Effect Associated with
  Convertible Debentures                                                                         1               -*
                                                                                         ---------         --------
Net Income for Diluted Shares                                                            $     156        $     108
                                                                                         =========        =========
Total Number of Weighted Average Shares Outstanding Used to Compute
  Basic Earnings per Share (in thousands)                                                    9,728           10,656

Additional Dilutive Shares Assuming Conversion of Convertible Debentures                       441              437
                                                                                         ---------         --------

Total Number of Shares Used to Compute Diluted Earnings Per Share                           10,169           11,093
                                                                                          ========          =======
Net Income
 Basic earnings per share                                                                 $  15.99          $ 10.13
                                                                                          ========          =======
 Diluted earnings per share                                                               $  15.35          $  9.76
                                                                                          ========          =======

*Interest expense attributable to convertible debentures was less than $1 million in 1996.


The Company's certificate of incorporation gave stockholders the right to exchange their Class C Stock for Class D Stock under a set conversion formula. That right was eliminated as a result of the Split-off. To replace that conversion right, Class C stockholders received 6.5 million shares of a new Class R Stock in January 1998, which was convertible into Common Stock in accordance with terms ratified by stockholders in December 1997. The Company reflected in the equity accounts the exchange of the conversion right and issuance of the Class R Stock at its fair value of $92 million at the date of the Split-off.

On May 1, 1998, the Board of Directors of Level 3 Communications, Inc. determined to force conversion of all shares of the Company's Class R Stock into shares of Common Stock, effective May 15, 1998. The Class R Stock was converted into Common Stock in accordance with the formula set forth in the certificate of incorporation of the Company. The formula provided for a conversion ratio equal to $25, divided by the average of the midpoints between the high and low sales prices for Common Stock on each of the fifteen trading days during the period beginning April 9, 1998 and ending April 30, 1998. The average for that period was $32.14, adjusted for the stock dividend issued August 10, 1998.

Accordingly, each holder of Class R Stock received .7778 of a share of Common Stock for each share of Class R Stock held. In total 6.5 million shares of Class R Stock were converted into 5.1 million shares of Common Stock. The value of the Class R Stock at the time of the forced conversion was $25 times the 6.5 million shares outstanding, or $164 million. The Company recognized the additional $72 million of value upon conversion of the Class R Stock to Common Stock in the equity accounts. As a result of the forced conversion, certain adjustments were made to the cost sharing and risk allocation provisions of the Separation Agreement and Tax Sharing Agreement between the Company and Peter Kiewit Sons', Inc. that were executed in connection with the Split-off. The effect of these adjustments was to reduce certain Split-off costs and risks allocated to the Company.

The Company has embarked on a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services in the United States, Europe and Asia. To reach this goal, the Company plans to expand substantially the business of its PKS Information Services, Inc. subsidiary and to create, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based communications network (the "Business Plan"). The Company is designing the network based on Internet Protocol ("IP") technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries in which it has control, which are engaged in enterprises primarily related to communications and information services, and coal mining. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. Investments in other companies in which the Company exercises significant influence over operating and financial policies are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

In 1997, the Company agreed to sell its energy assets to MidAmerican Energy Holding Company (f/k/a CalEnergy Company, Inc.) ("MidAmerican") and to split-off the Construction Group. Therefore, the assets and liabilities, and results of operations, of these businesses have been classified as discontinued operations on the consolidated balance sheet, statements of earnings and cash flows.
(See notes 1 and 3)

In 1997, C-TEC Corporation ("C-TEC") announced that its board of directors had approved the planned restructuring of C-TEC into three publicly traded companies. The transaction was effective September 30, 1997. As a result of the restructuring plan, the Company owned less than 50% of the outstanding shares and voting rights of each entity, and therefore has accounted for each entity using the equity method as of the beginning of 1997. In accordance with generally accepted accounting principles, C-TEC's financial position, results of operations and cash flows are consolidated in the 1996 financial statements.

Communications and Information Services Revenue

Information services revenue is primarily derived from the computer outsourcing business and the systems integration business. Level 3 provides outsourcing service, typically through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts, Level 3 recognizes revenue in the month the service is provided. The systems integration business helps customers define, develop and implement cost-effective information systems. Revenue from these services is recognized on a time and materials basis or percentage of completion basis depending on the extent of the services provided.

Revenue from communications services is recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred revenue, however that amount is not material.

Concentration of credit risk with respect to accounts receivable are limited due to the dispersion of customer base among geographic areas and remedies provided by terms of contracts and statutes.

As noted previously, the investments in the three former C-TEC companies have been accounted for using the equity method in 1998 and 1997.

Coal Sales Contracts

Level 3's coal is sold primarily under long-term contracts with electric utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of Level 3's coal sales were made under long-term contracts during 1998, 1997 and 1996. The remainder of Level 3's sales are made on the spot market where prices are substantially lower than those in the long-term contracts. As the long-term contracts expire, a higher proportion of Level 3's sales will occur on the spot market.

The coal industry is highly competitive. Level 3 competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than Level 3, but also with alternative methods of generating electricity and alternative energy sources. Many of Level 3's competitors are served by two railroads and, due to the competition, often benefit from lower transportation costs than Level 3 which is served by a single railroad. Additionally, many competitors have more favorable geological conditions than Level 3, often resulting in lower comparative costs of production.

Level 3 is also required to comply with various federal, state and local laws concerning protection of the environment. Level 3 believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors are similarly affected by such laws.

Level 3 and its mining ventures have entered into various agreements with its customers which stipulate delivery and payment terms on the sale of coal. Prior to 1993, one of the primary customers deferred receipt of certain commitments by purchasing undivided fractional interest in coal reserves of Level 3 and the mining ventures. Under the agreements, revenue was recognized when cash was received. The agreements with this customer were renegotiated in 1992. In accordance with the renegotiated agreements, there were no sales of interest in coal reserves subsequent to January 1, 1993. Level 3 has delivered and has the obligation to deliver the coal reserves to the customer in the future if the customer exercises its option to take delivery of the coal. If the option is exercised, Level 3 presently intends to deliver coal from unaffiliated mines. In the opinion of the management, Level 3 has sufficient coal reserves to cover the above sales commitments.

Level 3's coal sales contracts are with several electric utility and industrial companies. In the event that these customers do not fulfill contractual responsibilities, Level 3 would pursue the available legal remedies.

Depreciation and Amortization

Property, plant and equipment are recorded at cost. Depreciation and amortization for the majority of the Company's property, plant and equipment are computed on accelerated and straight-line methods based on the following useful lives:

   Facility and Leasehold Improvements                       35 - 40 years
   Operating Equipment                                         3 - 7 years
   Network Construction Equipment                              5 - 7 years
   Furniture and Office Equipment                              3 - 7 years
   Other                                                      2 - 10 years

Depletion of mineral properties is provided primarily on an units-of-extraction basis determined in relation to coal committed under sales contracts.

Software Development Costs

On March 4, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The effective date of this pronouncement is for fiscal years beginning after December 15, 1998, however, the Company has elected to account for internal software development costs incurred in developing its integrated business support systems in accordance with SOP 98-1 in 1998. The Company recognized $27 million of expense for the development of operating support systems in 1998 that would have previously been capitalized prior to adoption of SOP 98-1.

Start-Up Costs

On April 3, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"), which provides guidance on the financial reporting for start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, however, the Company elected to adopt SOP 98-5 in 1998. The adoption of SOP 98-5 did not result in a significant charge to earnings in 1998.

Subsidiary and Investee Stock Activity

The Company recognizes gains and losses from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees in the statements of earnings.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares during each period. Diluted earnings per share is computed by including stock options and other securities considered to be dilutive.

Intangible Assets

Intangible assets primarily include amounts allocated upon acquisitions of businesses, franchises and subscriber lists. These assets are amortized on a straight-line basis over the expected period of benefit.

For intangibles originating from IP or other information services related acquisitions, the Company is amortizing these assets over a five year period. Intangibles attributable to other acquisitions and investments are amortized over periods which do not exceed 40 years.

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

Reserves for Reclamation

The Company follows the policy of providing an accrual for reclamation of mined properties, based on the estimated total cost of restoration of such properties to meet compliance with laws governing strip mining, by applying per-ton reclamation rates to coal mined. These reclamation rates are determined using the remaining estimated reclamation costs and tons of coal committed under sales contracts. The Company reviews its reclamation cost estimates annually and revises the reclamation rates on a prospective basis, as necessary.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement in 1998 as the Company has unrealized gains and losses on marketable securities classified as available for sale and has operations in foreign countries and restated 1997 and 1996 to present information on a comparable basis.

Foreign Currencies

Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue and expenses are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity and in the statements of comprehensive income.

Stock Dividend

Effective August 10, 1998 and December 26, 1997, the Company issued dividends of one and four shares, respectively, of Common Stock (previously Class D Stock) for each share of Level 3 Common Stock outstanding. All share information and per share data have been restated to reflect these stock dividends.

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

Segment Disclosures

In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly, and entity wide disclosures about products and services, major customers, and geographic data. The Company has provided the information required by SFAS No. 131 in Note 14.

Recently Issued Accounting Pronouncements

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at the fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of hedge transaction and, if it is, the type of hedge transaction. The Company currently makes minimal use of derivative instruments as defined by SFAS No. 133. If the Company does not increase the utilization of these derivative instruments by the effective date of SFAS No. 133, the adoption of this standard is not expected to have a significant effect on the Company's results of operations or its financial position.

Fiscal Year

On May 1, 1998, the Company's Board of Directors changed Level 3's fiscal year end from the last Saturday in December to a calendar year end. The results of operations for the additional five days in the 1998 fiscal year are reflected in the Company's Form 10-K for the period ended December 31, 1998 and were not material to the overall results of operations and cash flows. There were 52 weeks in fiscal years 1997 and 1996.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)    Discontinued Energy Operations

On January 2,  1998,  the  Company  completed  the sale of its energy  assets to
MidAmerican.   These  assets  included  approximately  20.2  million  shares  of
MidAmerican common stock (assuming the exercise of 1 million options held by Level 3), Level 3's 30% interest in CE Electric and Level 3's investments in international power projects in Indonesia and the Philippines ("Energy Projects"). Level 3 recognized an after-tax gain on the disposition of $324 million and the after-tax proceeds of approximately $967 million from the transaction are being used in part to fund the Business Plan. Results of operations for the period through January 2, 1998 were not considered significant and the gain on disposition was calculated using the carrying amount of the energy assets as of December 27, 1997.


The following is summarized financial information for discontinued energy operations for the fiscal years ended December 27, 1997 and December 28, 1996 and as of December 27, 1997:

Income from Discontinued Operations (in millions)                                      1997                 1996
--------------------------------------------------------------------------------------------------------------------

Operations
Equity in:
   MidAmerican earnings, net                                                          $    16              $    20
   CE Electric earnings, net                                                               17                   (2)
   International energy projects earnings, net                                              5                   (5)
Investment Income from MidAmerican                                                          -                    5
Income Tax Expense                                                                         (9)                  (9)
                                                                                      -------             --------
   Income from operations                                                                  29                    9

MidAmerican Stock Transactions

Gain on Investee Stock Activity                                                            68                    -
Income Tax Expense                                                                        (24)                   -
                                                                                      -------            ---------
   Gain on MidAmerican stock activity                                                      44                    -

Extraordinary Loss - Windfall Tax

Level 3's Share from MidAmerican                                                          (39)                   -
Level 3's Share from CE Electric                                                          (58)                   -
Income Tax Benefit                                                                         34                    -
                                                                                      -------            ---------
    Extraordinary loss                                                                    (63)                   -
                                                                                      -------            ---------

Income from Discontinued Energy Operations                                            $    10             $      9
                                                                                      =======             ========


In order to fund the purchase of Level 3's energy assets, MidAmerican sold, in 1997 approximately 19.1 million shares of its common stock at a price of $37.875 per share. This sale reduced Level 3's ownership in MidAmerican to approximately 24% but increased its proportionate share of MidAmerican's equity. Level 3 recognized an after-tax gain of approximately $44 million from MidAmerican transactions in 1997.

In 1997 the Labour Party in the United Kingdom implemented a "Windfall Tax" against privatized British utilities. This one-time tax was 23% of the difference between the value of Northern Electric, plc at the time of privatization and the utility's current value based on profits over a period of up to four years. CE Electric recorded an extraordinary charge of approximately $194 million when the tax was enacted in 1997. The total impact to Level 3 directly through its investment in CE Electric and indirectly through its interest in MidAmerican, was $63 million.

Investments in Discontinued Operations  (in millions)                                                       1997
-------------------------------------------------------------------------------------------------------------------

Investment in MidAmerican                                                                                   $  337
Investment in CE Electric                                                                                      135
Investment in International Energy Projects                                                                    186
Restricted Securities                                                                                            2
Deferred Income Tax Liability                                                                                  (17)
                                                                                                           -------
  Total                                                                                                     $  643
                                                                                                            ======

The following is summarized financial information of MidAmerican, CE Electric, and the Energy Projects:


Operations (in millions)                                                             1997                   1996
------------------------------------------------------------------------------------------------------------------
Revenue
   MidAmerican                                                                     $ 2,271                $    576
   CE Electric                                                                       1,564                      37

Net Earnings (Loss)
   MidAmerican                                                                   $     (84)              $      92
   CE Electric                                                                        (136)                      -
   Energy Projects                                                                       2                     (12)


                                                                                          CE               Energy
Financial Position at December 27, 1997 (in millions)                 MidAmerican      Electric           Projects
Current Assets                                                         $ 2,053          $    419          $    530
Other Assets                                                             5,435             2,519               811
                                                                       -------          --------          --------
   Total assets                                                          7,488             2,938             1,341

Current Liabilities                                                      1,440             1,166               172
Other Liabilities                                                        4,494             1,265               737
Minority Interest                                                          134                56                 -
                                                                       -------          --------          --------
   Total liabilities                                                     6,068             2,487               909
                                                                       -------          --------          --------

Net Assets                                                             $ 1,420          $    451          $    432
                                                                        =======         ========          ========


(4)    Earnings Per Share

The Company had a loss from continuing operations for the year ended December 31, 1998, therefore, no potential common shares related to Company stock options and other dilutive securities have been included in the computation of the diluted earnings per share because the resulting computation would be anti-dilutive. For the two years ending December 27, 1997, potentially dilutive stock options are calculated in accordance with the treasury stock method which assumes that proceeds from exercise of all options are used to repurchase common stock at the average market value. The number of shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the options.

The Company had 23,147,051 potentially dilutive securities outstanding that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the year ended December 31, 1998.

The following details the earnings (loss) per share calculations for Level 3 Common Stock. A calculation of the earnings per share for the Class C Stock in 1996 and 1997 can be found in Note 1 to the consolidated financial statements.

                                                                                              Years Ended
                                                                                      1998       1997       1996

Earnings (Loss) from Continuing Operations (in millions)                           $    (128)   $   83     $  104
Earnings from Discontinued Energy Operations                                             324        10          9
Gain on Separation of Construction Operations                                            608         -          -
                                                                                   ---------    ------     ------

Net Earnings Excluding Discontinued Construction Operations                        $     804    $   93    $   113
                                                                                   =========    ======    =======

Total Number of Weighted Average Shares Outstanding used to
   Compute Basic Earnings Per Share (in thousands)                                   301,976   249,293    232,012
Additional Dilutive Stock Options                                                          -     1,079        622
                                                                                     -------   -------    -------
Total Number of Shares used to Compute Dilutive Earnings Per Share                   301,976   250,372    232,634
                                                                                     =======   =======    =======

Earnings (Loss) Per Share (Basic and Diluted):
   Continuing operations                                                           $   (.43)   $   .33   $    .45
                                                                                   =========   =======   ========

   Discontinued energy operations                                                  $    1.07   $   .04   $    .03
                                                                                   =========   =======   ========

   Gain on split-off of discontinued construction operations                       $    2.02   $     -   $      -
                                                                                   =========   =======   ========

   Net earnings excluding discontinued construction operations                     $    2.66   $   .37   $    .48
                                                                                   =========   =======   ========

   Net earnings excluding gain on split-off of construction operations             $     .64   $   .37   $    .48
                                                                                   =========   =======   ========


(5)    Acquisitions

On April 23, 1998, the Company acquired XCOM Technologies, Inc. ("XCOM"), a privately held company that has developed technology which the Company believes will provide certain key components necessary for the Company to develop an interface between its IP-based network and the existing public switched telephone network. The Company issued approximately 5.3 million shares of Level 3 Common Stock and 0.7 million options and warrants to purchase Level 3 Common Stock in exchange for all the stock, options and warrants of XCOM.

The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $115 million was originally allocated to in-process research and development and was taken as a nondeductible charge to earnings in the second quarter of 1998. The purchase price exceeded the fair value of the net assets acquired by $30 million which was recognized as goodwill.


In October 1998, the Securities and Exchange Commission ("SEC") issued new guidelines for valuing acquired research and development which are applied retroactively. The Company believes its accounting for the acquisition was made in accordance with generally accepted accounting principles and established appraisal practices at the time of the acquisition. However, due to the significance of the charge relative to the total value of the acquisition, the Company reviewed the facts with the SEC. Consequently, using the revised guide-lines and assumptions, the Company reduced the charge for in-process research and development from $115 to $30 million, and increased the related goodwill by $85 million. The goodwill associated with the XCOM transaction is being amortized over a five year period.

XCOM's in-process research and development value is comprised primarily of one project to develop an interface between an IP-based network and the existing public switched telecommunications network. Remaining development efforts for this project include various phases of design, development and testing. The anticipated completion date for the project in progress is expected to be over the next 12 months, at which time the Company expects to begin generating the full economic benefits from the technology. Funding for this project is expected to be obtained from internally generated sources.

The value of the in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to the incomplete project. At the date of acquisition, the development of this project had not yet reached technological feasibility and the research and development ("R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

The Company used independent third-party appraisers to assess and allocate the value to the in-process research and development. The value assigned to the asset was determined, using the income approach, by identifying significant research projects for which technological feasibility had not been established.

The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally relate to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing a commercially viable product, estimating the resulting net cash flows from the expected product sales over a 15 year period, and discounting the net cash flows to their present value using a risk-adjusted discount rate of 30%, and adjusting it for the estimated stage of completion.

The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

Management expects to continue their support of this effort and believes the Company has a reasonable chance of successfully completing the R&D project. However, there is risk associated with the completion of the project and there is no assurance that it will meet with either technological or commercial success. If the XCOM project is not successful, the Company would not realize its investment in XCOM and would be required to modify its business plan to utilize alternative technologies which may increase the cost of its network.

The Company believes that its resulting charge for acquired research and development conforms to the SEC's expressed guidelines and methodologies. However, no assurances can be given that the SEC will not require additional adjustments.

On September 30, 1998, Level 3 acquired GeoNet Communications, Inc. ("GeoNet"), a regional Internet service provider located in Northern California. The Company issued approximately 0.6 million shares and options in exchange for GeoNet's capital stock, which valued the transaction at approximately $19 million. Acquired liabilities exceeded assets, and goodwill of $21 million was recognized from this transaction which is being amortized over five years.

XCOM's and GeoNet's 1997 and 1998 operating results prior to the acquisitions were not significant relative to the Company's results.

For the Company's acquisitions, the excess purchase price over the fair market value of the underlying assets was allocated to goodwill and other intangible assets and property based upon preliminary estimates of fair value. The Company does not believe that the final purchase price allocation will vary significantly from the preliminary estimates.


(6)    Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to determine classification and fair values of financial instruments:

Cash and Cash Equivalents

Cash  equivalents   generally   consist  of  funds  invested  in  highly  liquid
instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value.

Marketable and Restricted Securities

Level 3 has classified all marketable and restricted securities as available-for-sale. Restricted securities primarily include investments in mutual funds that are restricted to fund certain reclamation liabilities of its coal mining ventures. The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses are included in accumulated other comprehensive income within stockholders' equity, net of tax.

At December 31, 1998 and December 27, 1997 the amortized cost, unrealized holding gains and losses, and estimated fair values of marketable and restricted securities were as follows:

                                                                        Unrealized       Unrealized
                                                         Amortized       Holding           Holding          Fair
(dollars in millions)                                      Cost           Gains            Losses          Value

1998:
Marketable Securities:
   U.S. Treasury securities                              $ 2,147       $        8     $         -         $ 2,155
   U.S. Government Agency securities                         639                1               -             640
   Equity securities                                          54                -              (3)             51
   Other securities                                           20                -              (3)             17
                                                       ---------      -----------      ----------       ---------
                                                         $ 2,860       $        9      $       (6)        $ 2,863
                                                         =======       ==========      ==========         =======
Restricted Securities:
   Wilmington Trust:
      Intermediate term bond fund                      $      13      $         -     $         -       $      13
      Equity fund                                             10                3               -              13
                                                       ---------       ----------     -----------       ---------
                                                       $      23       $        3     $         -       $      26
                                                       =========       ==========     ===========       =========

1997:

Marketable Securities:
   Kiewit Mutual Fund:
     Short-term government                              $    234      $         -     $         -        $    234
     Intermediate term bond                                  195                3               -             198
     Tax exempt                                              154                3               -             157
     Equity                                                    7                4               -              11
   Equity securities                                          48                9               -              57
   Other securities                                           20                1               -              21
                                                       ---------       ----------     -----------       ---------
                                                        $    658        $      20     $         -        $    678
                                                        ========        =========     ===========        ========
Restricted Securities:
   Kiewit Mutual Fund:
     Intermediate term bond                            $      10      $         -     $         -       $      10
     Equity                                                   12                -               -              12
                                                       ---------      -----------     -----------       ---------
                                                       $      22      $         -     $         -       $      22
                                                       =========      ===========     ===========       =========


For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable and equity securities were $10 million and $1 million in 1998, $9 million and $- million in 1997, and $3 million and $- million in 1996, respectively.


At December 31, 1998, the contractual maturities of the debt securities are as follows:

(dollars in millions)                                                             Amortized Cost        Fair Value

U.S. Treasury Securities:
   Less than 1 year                                                                   $ 2,147              $ 2,155
                                                                                      =======              =======
U.S. Government Agency Securities:
   Less than 1 year                                                                  $    639             $    640
                                                                                     ========             ========
Other Securities:
   10+ years                                                                        $      20            $      17
                                                                                    =========            =========


Maturities for the equity and restricted securities have not been presented as they do not have a single maturity date.

Long-Term Debt

The fair value of long-term debt was estimated using the Company's incremental borrowing rates for debt of similar maturities.

The carrying amount and estimated fair values of Level 3's financial instruments are as follows:

                                                                      1998                           1997
                                                              -------------------            -------------------
                                                              Carrying      Fair             Carrying      Fair
(dollars in millions)                                          Amount       Value             Amount       Value

Cash and Cash Equivalents (Note 6)                            $    848    $    848           $    87     $    87
Marketable Securities (Note 6)                                   2,863       2,863               678         678
Restricted Securities (Note 6)                                      26          26                22          22
Investment in C-TEC Entities (Note 8)                              300         818               335         776
Investments in Discontinued Energy Operations (Note 3)               -           -               643         854
Long-term Debt (Note 10)                                         2,646       2,613               140         140



(7)    Property Plant and Equipment

Construction in Progress

The Company is currently constructing its communications network. Costs associated directly with the uncompleted network and interest expense incurred during construction are capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. These costs are not yet being depreciated, as the assets have not yet been placed in service. As segments of the network become operational, the assets will be depreciated over their useful lives.

The Company is currently developing business support systems required for its Business Plan. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project and interest costs incurred when developing the business support systems are capitalized. Upon completion of the projects, the total cost of the business support systems will be amortized over its useful life of 3 years.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.


                                                                                        Accumulated         Book
(dollars in millions)                                                    Cost          Depreciation         Value

1998

Land and Mineral Properties                                          $      32         $     (11)        $      21
Facility and Leasehold Improvements
   Communications                                                           80                (1)               79
   Information Services                                                     24                (2)               22
   Coal Mining                                                              18               (15)                3
   CPTC                                                                     91                (5)               86
Operating Equipment
   Communications                                                          245               (18)              227
   Information Services                                                     53               (30)               23
   Coal Mining                                                             180              (155)               25
   CPTC                                                                     17                (4)               13
Network Construction Equipment                                              46                (1)               45
Furniture and Office Equipment                                              67               (10)               57
Other                                                                       32                (2)               30
Construction-in-Progress                                                   430                 -               430
                                                                       -------          --------           -------
                                                                       $ 1,315          $   (254)          $ 1,061
                                                                       =======          ========           =======

1997

Land and Mineral Properties                                          $      15         $     (11)       $        4
Facility and Leasehold Improvements
   Communications                                                            -                 -                 -
   Information Services                                                     12                (2)               10
   Coal Mining                                                              19               (15)                4
   CPTC                                                                     91                (4)               87
Operating Equipment
   Communications                                                            -                 -                 -
   Information Services                                                     42               (23)               19
   Coal Mining                                                             190              (159)               31
   CPTC                                                                     17                (3)               14
Furniture and Office Equipment                                              11                (5)                6
Other                                                                       14                (6)                8
Construction-in-Progress                                                     1                 -                 1
                                                                      --------          --------           -------
                                                                      $    412          $   (228)          $   184
                                                                      ========          ========           =======


Depreciation expense was $48 million in 1998, $20 million in 1997 and $124 million in 1996.

(8)    Investments

In 1997, C-TEC announced that its Board of Directors had approved the planned restructuring of C-TEC into three publicly traded companies effective September 30, 1997. Under the terms of the restructuring C-TEC stockholders received stock in the following companies:

       Commonwealth Telephone Enterprises, Inc., ("Commonwealth Telephone") containing the local telephone group and related engineering business.

       RCN Corporation ("RCN") which consists of RCN Telecom Services; C-TEC, existing cable systems in the Boston-Washington D.C. corridor; and the investment in Megacable S.A. de C.V., a cable operator in Mexico. RCN Telecom Services is a provider of packaged local and long distance telephone, video and internet access services provided over fiber optic networks to residential customers.

       Cable Michigan, Inc. ("Cable Michigan") containing the cable television operation.

As a result of the restructuring, Level 3 owned less than 50% of each of the outstanding shares and voting rights of each entity, and therefore began accounting for each entity using the equity method as of the beginning of 1997.

The following is summarized financial information of the Company had C-TEC been accounted for utilizing the equity method for the fiscal year ended December 28, 1996. Fiscal years 1998 and 1997 include C-TEC accounted for utilizing the equity method and are presented here for comparative purposes only.

(dollars in millions)                                                    1998              1997             1996
------------------------------------------------------------------------------------------------------------------
Revenue                                                               $    392          $    332          $    285

Costs and Expenses:
   Operating expenses                                                     (199)             (163)             (125)
   Depreciation and amortization                                           (66)              (20)              (18)
   General and administrative expenses                                    (332)             (106)              (86)
   Write-off of in process research and development                        (30)                -                 -
                                                                       -------       -----------       -----------
     Total costs and expenses                                             (627)             (289)             (229)
                                                                       -------       -----------       -----------
Earnings (Loss) from Operations                                           (235)               43                56

Other Income (Expense):
   Interest income                                                         173                33                36
   Interest expense                                                       (132)              (15)               (5)
   Equity losses                                                          (132)              (43)              (13)
   Gain on investee stock transactions                                      62                 -                 -
   Gain on disposal of assets                                              107                10                10
   Other, net                                                                4                 7                 9
                                                                    ----------        ----------        ----------
     Total other income (expense)                                           82                (8)               37
                                                                     ---------        ----------         ---------

Earnings (Loss) before Income Taxes and
   Discontinued Operations                                                (153)               35                93

Income Tax Benefit                                                          25                48                11
                                                                     ---------         ---------         ---------

Income (Loss) from Continuing Operations                                  (128)               83               104

Income from Discontinued Operations                                        932               165               117
                                                                      --------          --------          --------

Net Earnings                                                          $    804          $    248          $    221
                                                                      ========          ========          ========


On June 4, 1998, Cable Michigan announced that its Board of Directors had reached a definitive agreement to sell the company to Avalon Cable of Michigan, Inc. for $40.50 per share in a cash-for-stock transaction. Level 3 received approximately $129 million when the transaction closed on November 6, 1998 and recognized a pre-tax gain of approximately $90 million in the fourth quarter. The $90 million gain was calculated using the Company's carrying value as of September 30, 1998, as Cable Michigan's results of operations for the period October 1, 1998 through November 6, 1998 were not considered significant relative to the Company's results.

On September 25, 1998, Commonwealth Telephone announced that it was commencing a rights offering of 3.7 million shares of its common stock. Under the terms of the offering, each stockholder received one right for every five shares of Commonwealth Telephone Common Stock or Commonwealth Telephone Class B Common Stock held. The rights enabled the holder to purchase Commonwealth Telephone Common Stock at a subscription price of $21.25 per share. Each right also carried the right to oversubscribe at the subscription price for the offered shares not purchased pursuant to the initial exercise of rights.

Level 3, which owned approximately 48% of Commonwealth Telephone prior to the rights offering, exercised its 1.8 million rights it received with respect to the shares it held for $38 million. As a result of subscriptions made by other stockholders, Level 3 maintained its 48% ownership interest in Commonwealth Telephone after the rights offering.

The following is summarized financial information of the three entities created as a result of the C-TEC restructuring for each of the three years ended December 31, 1998 and as of December 31, 1998 and December 27, 1997 (in millions):

                                                                                                Year Ended
Operations:                                                                                1998    1997     1996
------------------------------------------------------------------------------------------------------------------
Commonwealth Telephone Enterprises, Inc.:
   Revenue                                                                                $  226   $  197   $  186
   Net income available to common shareholders                                                 8       20       20

Level 3's Share:
   Net income                                                                                  4       10       10
   Goodwill amortization                                                                      (2)      (1)      (1)
                                                                                        -------- -------- --------
     Equity in net income                                                               $      2 $      9 $      9
                                                                                        ======== ======== ========

RCN Corporation:
   Revenue                                                                                $  211   $  127   $  105
   Net loss available to common shareholders                                                (205)     (52)      (6)

Level 3's Share:
   Net loss                                                                                  (91)     (26)      (3)
   Goodwill amortization                                                                      (1)       -       (3)
                                                                                        --------    ------   ------
     Equity in net loss                                                                  $   (92)  $  (26)  $   (6)
                                                                                         =======   =======  ======

Cable Michigan, Inc.*:
   Revenue                                                                               $    66  $    81  $    76
   Net loss available to common shareholders                                                  (9)      (4)      (8)

Level 3's Share*:
   Net loss                                                                                   (4)      (2)      (4)
   Goodwill amortization                                                                      (3)      (4)      (4)
                                                                                        --------   ------   ------
     Equity in net loss                                                                 $     (7) $    (6) $    (8)
                                                                                        ========  =======  =======


*1998 revenue and net loss amounts are through September 30, 1998.


                                                        Commonwealth
                                                          Telephone               RCN                 Cable
                                                      Enterprises, Inc.       Corporation        Michigan, Inc.
Financial Position:                                     1998       1997     1998       1997           1997
---------------------------------------------------------------------------------------------------------------

Current Assets                                      $      79  $      71   $ 1,092   $    703      $     23
Other Assets                                              354        303       816        448           120
                                                     --------   --------   -------   --------      --------
   Total assets                                           433        374     1,908      1,151           143

Current Liabilities                                        85         76       178         70            16
Other Liabilities                                         223        260     1,282        708           166
Minority Interest                                           -          -        77         16            15
                                                     --------   --------   -------   --------      --------
   Total liabilities                                      308        336     1,537        794           197
                                                     --------   --------   -------   --------      --------
     Net assets (liabilities)                        $    125   $     38   $   371   $    357      $    (54)
                                                     ========   ========   =======   ========      ========

Level 3's Share:
   Equity in net assets (liabilities)               $      60  $      18  $    150   $    173     $     (26)
   Goodwill                                                56         57        34         41            72
                                                    ---------  --------- ---------  ---------     ---------
                                                     $    116  $      75  $    184   $    214     $      46
                                                     ========  =========  ========   ========     =========


The Company recognizes gains from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees in its statements of earnings. During 1998, RCN issued stock in a public offering and for certain acquisitions which diluted the Company's ownership of RCN from 48% at December 27, 1997 to 41% at December 31, 1998. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $62 million for the Company in 1998.

The market value of the Company's investment in Commonwealth Telephone and RCN on December 31, 1998, was $352 million, and $466 million,respectively, based on the closing stock price of each company on December 31, 1998.

Investments also include $23 million for the Company's investment in an office building in Aurora, Colorado.

(9)    Other Assets

At December 31, 1998 and December 27, 1997 other assets consisted of the following:

(in millions)                                                                          1998                 1997
------------------------------------------------------------------------------------------------------------------

Goodwill:
   XCOM, net of accumulated amortization of $15                                       $   100            $       -
   GeoNet, net of accumulated amortization of $1                                           20                    -
   Other, net of accumulated amortization of $1                                            21                    -
Deferred Debt Issuance Costs                                                               67                    -
Deferred Development and Financing Costs                                                   15                   21
Unrecovered Mine Development Costs                                                         15                   16
Leases                                                                                      9                   11
Timberlands                                                                                 6                    7
Other                                                                                      11                   11
                                                                                     --------             --------
   Total other assets                                                                 $   264             $     66
                                                                                      =======             ========

Goodwill amortization expense, excluding amortization expense attributable to the equity method investees, was $18 million in 1998 and $- in 1997 and 1996.

(10)   Long-Term Debt

At December 31, 1998 and December 27, 1997, long-term debt was as follows:

(dollars in millions)                                                                  1998                 1997
------------------------------------------------------------------------------------------------------------------

Senior Notes
   (9.125% due 2008)                                                                  $ 2,000          $         -

Senior Discount Notes
   (10.5% due 2008)                                                                       504                    -

CPTC Long-term Debt (with recourse only to CPTC):
   Bank Note
     (7.6% due 2008)                                                                       64                   65

   Institutional Notes
     (9.45% due 2017)                                                                      35                   35

   OCTA Debt
     (9.0% due 2004)                                                                        9                    8

   Subordinated Debt
     (9.3-9.5% no maturity)                                                                 8                    6
                                                                                      -------             --------
                                                                                          116                  114
Other:
   Pavilion Towers Debt (8.4% due 2007)                                                    15                   15
   Capitalized Leases                                                                       8                    6
   Other                                                                                    3                    5
                                                                                      -------             --------
                                                                                           26                   26
                                                                                      -------             --------

                                                                                        2,646                  140
Less current portion                                                                       (5)                  (3)
                                                                                      -------             --------
                                                                                      $ 2,641             $    137
                                                                                      =======             ========



9.125% Senior Notes

On April 28, 1998, the Company received $1.94 billion of net proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("Senior Notes"). Interest on the notes accrues at 9.125% per annum and will be payable in cash semiannually in arrears.

The Senior Notes are subject to redemption at the option of the Company, in whole or in part, at any time or from time to time on or after May 1, 2003, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning May 1, of the years indicated below:


                           Year                                 Redemption Price

                           2003                                   104.563%
                           2004                                   103.042%
                           2005                                   101.521%
                           2006 and thereafter                    100.000%


In addition, at any time or from time to time prior to May 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price equal to 109.125% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The Senior Notes contain certain covenants, which among other things, limit consolidated debt, dividend payments, and transactions with affiliates. The Company is using the net proceeds of the Senior Notes offering in connection with the implementation of its Business Plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international, facilities-based communications network based on IP technology.

Debt issuance costs of $65 million were capitalized and are being amortized over the term of the Senior Notes.

10.5% Senior Discount Notes

On December 2, 1998, the Company sold $834 million principal amount of 10.5% Senior Discount Notes Due 2008 ("Senior Discount Notes"). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long term debt. Interest on Senior Discount Notes will accrete at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million by December 1, 2003. Cash interest will not accrue on the Senior Discount Notes prior to December 1, 2003; however, the Company may elect to commence the accrual of cash interest on all outstanding Senior Discount Notes on or after December 1, 2001, in which case the outstanding principal amount at maturity of each Senior Discount Note will on the elected commencement date be reduced to the accreted value of the Senior Discount Note as of that date and cash interest shall be payable on that Note on June 1 and December 1 thereafter. Commencing June 1, 2004, interest on the Senior Discount Notes will accrue at the rate of 10.5% per annum and will be payable in cash semiannually in arrears.

The Senior Discount Notes will be subject to redemption at the option of the Company, in whole or in part, at any time or from time to time on or after December 1, 2003 at the following redemption prices (expressed as percentages of accreted value) plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning December 1, of the years indicated below:

                           Year                                 Redemption Price

                           2003                                    105.25%
                           2004                                    103.50%
                           2005                                    101.75%
                           2006 and thereafter                     100.00%

In addition, at any time or from time to time prior to December 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount at maturity of the Notes at a redemption price equal to 110.50% of the accreted value of the notes so redeemed, plus accrued and unpaid interest thereon to the redemption date. These notes are senior unsecured obligations of the Company, ranking pari pasu with all existing and future senior unsecured indebtedness of the Company. The Senior Discount Notes contain certain covenants which, among other things, restrict the Company`s ability to incur additional debt, make certain restricted payments, pay dividends, enter into sale and leaseback transactions, enter into transactions with affiliates, and sell assets or merge with another company.

The net proceeds of $486 million are intended to be used to accelerate the implementation of its Business Plan, primarily the funding for the increase in committed number of route miles of the Company's U.S. intercity network.

Debt issuance costs of $14 million have been capitalized and are being amortized over the term of the Senior Discount Notes.

The Company capitalized $15 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the year ended December 31, 1998.

CPTC:

In August 1996, California Private Transportation Company, L.P. ("CPTC") converted its construction financing note into a term note with a consortium of banks ("Bank Note"). The interest rate on the Bank Note is based on LIBOR plus a varying rate with interest payable quarterly. Upon completion of the SR91 toll road, CPTC entered into an interest rate swap agreement with the same parties. The swap agreement expires in January 2004 and fixes the interest rate on the Bank Debt from 9.21% to 9.71% during the term of the swap agreement.

The institutional notes are held by Connecticut General Life Insurance Company, a subsidiary of CIGNA Corporation and Lincoln National Life Insurance Company. The note converted to a term loan upon completion of the SR91 toll road.

Substantially all the assets of CPTC and the partners' equity interest in CPTC secure the term debt.

Orange County Transportation Authority ("OCTA") holds $9 million of subordinated debt which is due in varying amounts through 2004. Interest accrues at 9% and is payable quarterly beginning when CPTC generates sufficient cash flows to cover operating expenses and other debt requirements.

In July 1996, CPTC borrowed from the partners $2 million to facilitate the completion of the project. In 1998 and 1997, CPTC borrowed an additional $2 million and $4 million, respectively, from the partners in order to comply with equity maintenance provisions of the contracts with the State of California and its lenders. The debt is generally subordinated to all other debt of CPTC. Interest on the subordinated debt compounds annually at 9.3-9.5% and is payable only as CPTC generates excess cash flows.

In  1996,   CPTC   capitalized  $5  million  of  interest  prior  to  completing construction of the SR91 tollroad.

Other:

In June 1997, a mortgage loan was obtained from Metropolitan Life. The Pavilion Towers building in Aurora, Colorado collateralizes this debt.

Scheduled maturities of long-term debt are as follows (in millions):1999 -$5; 2000 - $6; 2001 - $6; 2002 - $9; 2003 - $9 and $2,611 thereafter.

(11)   Employee Benefit Plans

The Company adopted the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in 1998. Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans"("FIN 28"). The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions.

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

The Company believes that the adoption of SFAS No. 123 will result in material non-cash charges to operations in 1999 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award. On a pro forma basis, adopting SFAS No. 123 would not have had a material effect on the results of operations for the years ended December 27, 1997 and December 28, 1996.

Non-qualified Stock Options and Warrants

In December 1997, stockholders approved amendments to the 1995 Level 3 Stock Plan ("the Plan"). The amended plan, among other things, increases the number of shares reserved for issuance upon the exercise of stock based awards to 70,000,000; increases the maximum number of options granted to any one participant to 10,000,000; provides for the acceleration of vesting in the event of a change in control; allows for the grant of stock based awards to directors of Level 3 and other persons providing services to Level 3; and allows for the grant of nonqualified stock options ("NQSO") with an exercise price less than the fair market value of Common Stock. In December 1997, Level 3 converted both option and stock appreciation rights plans of a subsidiary, to the Plan. This conversion resulted in the issuance of 7.4 million options to purchase Common Stock at $4.50 per share. Level 3 recognized an expense and a corresponding increase in equity as a result of the transaction. The increase in equity and the conversion of the stock appreciation rights liability to equity are reflected as option activity in the Statement of Changes in Stockholders' Equity. The options vest over three or five years with a five or ten year life.

In addition to 7,466,247 NQSOs granted in 1998, 1,898,036 warrants were granted to third parties to acquire shares of Common Stock at exercise prices ranging from $18.50 - $20.00 per share. The warrants vest quarterly through June 30, 2001.

The expense recognized in accordance with SFAS No. 123 for NQSOs and warrants in 1998 was $6 million and $5 million, respectively. In addition to the expense recognized, the Company capitalized $2 million of non-cash compensation costs related to NQSOs for employees directly involved in the construction of the IP network and the development of the business support systems.

The fair value of NQSOs and warrants granted was calculated using the Black-Scholes method with a risk free interest rate of 5.5% and expected life of 75% of the total life of the NQSOs and warrants. The Company used an expected volatility rate of 25% except for when the minimum volatility of .001%, was used by the Company prior to becoming publicly traded in April 1998. The fair value of the NQSO and warrants granted in 1998, in accordance with SFAS No. 123 was $28 million.

The Company exchanged approximately 700,000 options and 100,000 options, ranging in prices from $0.12 to $1.76 and primarily from $0.90 to $1.79 for the XCOM and GeoNet acquisitions, respectively.

Transactions involving stock options granted under the NQSO plan are summarized as follows:

                                                                                                      Weighted
                                                                               Exercise Price          Average
                                                            Shares               Per Share           Exercise Price


Balance December 30, 1995                                    2,680,000            $  4.04              $    4.04
Options granted                                              1,790,000               4.95                   4.95
Options cancelled                                              (30,000)              4.04                   4.04
Options exercised                                                    -                  -                      -
                                                           -----------
Balance December 28, 1996                                    4,440,000  $ 4.04  - $  4.95              $    4.40
                                                                        =================              =========

Options granted                                             14,990,930  $ 4.50  - $  5.42              $    4.96
Options cancelled                                             (106,000)              4.95                   4.95
Options exercised                                           (4,636,930)  4.04  -     4.95                   4.46
                                                           -----------
Balance December 27, 1997                                   14,688,000  $ 4.04  - $  5.42              $    4.95
                                                                         =================             =========

Options granted                                              7,466,247  $  0.12  - $41.25              $    8.67
Options cancelled                                             (668,849)    0.12  -  34.69                   5.52
Options exercised                                           (2,506,079)    0.12  -  34.69                   4.22
                                                           -----------
Balance December 31, 1998                                   18,979,319   $ 0.12  - $41.25              $    6.50
                                                            ==========   ================              =========

Options exercisable
December 28, 1996                                              530,000            $  4.04              $    4.04
December 27, 1997                                            2,590,538  $ 4.04  - $  4.95              $    4.35
December 31, 1998                                            5,456,640  $ 0.12  - $ 41.25              $    4.67

The weighted average remaining contractual life for the 18,979,319 options outstanding on December 31, 1998 is 8.47 years.


                                           Options Outstanding                          Options Exercisable
                                                Weighted         Weighted
                              Number             Average          Average            Number           Weighted
     Range of               Outstanding         Remaining     Exercise Price       Exercisable         Average
  Exercise Prices         as of 12/31/98      Life (years)      Outstanding      as of 12/31/98     Exercise Price

 $  0.12 - $  0.12              187,036           9.04          $   0.12                39,558        $   0.12
    0.90 -    0.90               34,764           6.26              0.90                21,230            0.90
    1.76 -    1.79               78,010           8.50              1.77                19,060            1.79
    4.04 -    5.43           12,965,014           8.51              5.04             5,331,448            4.71
    6.20 -    8.50            4,875,600           9.06              6.98                45,100            6.82
   17.50 -   25.03              272,374           4.62             19.42                     -               -
   26.80 -   39.13              500,521           4.48             31.37                   244           34.69
   40.38 -   41.25               66,000           4.62             40.59                     -               -
                             ----------                                              ---------
                             18,979,319           8.47          $   6.50             5,456,640        $   4.67
                             ==========           ====          ========             =========        ========


Outperform Stock Option Plan

In April 1998, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Common Stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index. To the extent that the Common Stock outperforms the S&P 500, the value of OSOs to a holder may exceed the value of non-qualified stock options.

OSO grants are made quarterly to participants employed on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Each award has a two-year moratorium on exercising. Once a participant is 100% vested, the two year moratorium is lifted. Therefore, each grant has an exercise window of two years.

The fair value and expense recognized under SFAS No. 123 for OSOs granted to employees and consultants for services performed in 1998 was $64 million and $24 million, respectively. In addition, $3 million that was capitalized for employees directly involved in the construction of the IP network and development of business support systems.

The fair value of the options granted was calculated by applying the Black-Scholes method with an S&P 500 expected dividend yield rate of 1.8% and an expected life of 2.5 years. The Company used a blended volatility rate of 24% between the S&P 500 expected volatility rate of 16% and the Level 3 Common Stock expected volatility rate of 25%. The expected correlation factor of 0.4 was used to measure the movement of Level 3 stock relative to the S&P 500.


Transactions  involving  stock  awards  granted  in 1998  under the OSO plan are summarized below:
                                                                                                       Weighted
                                                                              Option Price              Average
                                                              Shares            Per Share            Option Price

Options granted                                              2,139,075         $29.78 - $37.13        $   34.28
Options cancelled                                              (46,562)         29.78 -  37.13            35.53
Options exercised                                                    -                       -                -
                                                            ----------
Balance December 31, 1998                                    2,092,513         $29.78 - $37.13        $   34.25
                                                            ==========         ===============        =========

Options vested but not exercisable as of
   December 31, 1998                                           234,305         $29.78 - $37.13        $   34.85
                                                              ========         ===============        =========


The weighted average remaining contractual life for the 2,092,513 outperform options outstanding on December 31, 1998 is 3.6 years.

Restricted Stock

In 1998, 177,183 shares of restricted stock were granted to employees. The restricted stock shares are granted to employees at no cost. The shares vest immediately; however, the employees are restricted from selling these shares for 3 years. The fair value of restricted stock of $6 million was calculated using the value of the Common Stock the day prior to the grant. The expense recognized in 1998 under SFAS No. 123 for restricted stock grants was $3 million.

Shareworks - Level 3 has designed its compensation programs with particular emphasis on equity-based, long-term incentive programs. The Company has developed two plans under its Shareworks program: the Match Plan and the Grant Plan.

Match Plan - The Match Plan allows eligible employees to defer between 1% and 7% of their eligible compensation to purchase Common Stock at the average stock price for the quarter. Any full time employee is considered eligible on the first day of the calendar quarter after their hire. The Company matches the shares purchased by the employee on a one-for-one basis. Stock purchased with payroll deductions is fully vested. Stock purchased with the Company's matching contributions vests three years after the end of the quarter in which it was made.

The Company's quarterly matching contribution is amortized over 36 months. In 1998, the Company's matching contribution was $2 million under the Match Plan. The compensation expense recognized in 1998 under this plan was less than $1 million.

Grant Plan - The Grant Plan enables the Company to grant shares of Common Stock to eligible employees based upon a percentage of that employee's eligible salary up to a maximum of 3%. Level 3 employees on December 31 of each year, who are age 21 or older with a minimum of 1,000 hours credited service are considered eligible. The shares granted are valued at the fair market value as of the last business day of the calendar year. All prior and future grants vest immediately upon the employees' third anniversary of joining the Shareworks Plan.

The annual grant is expensed in the year of the grant. Compensation expense recorded for the Shareworks Grant Plan for 1998 was approximately $1 million. In addition to the compensation expense recognized, the Company capitalized less than $1 million of non-cash compensation costs related to the Shareworks Plans for employees directly involved in the construction of the IP network and the development of the business support systems.

401(k) Plan

The Company and its subsidiaries offer its qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee was eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $10,000 in 1998. The Company does not match employee contributions and therefore does not incur any expense related to the 401(k) plan.


(12)   Income Taxes

An  analysis  of the income tax  (provision)  benefit  attributable  to earnings
(loss) from continuing operations before income taxes for the three years ended December 31, 1998 follows:

(dollars in millions)                                                    1998              1997             1996
------------------------------------------------------------------------------------------------------------------
Current:
   U.S. federal                                                       $    (15)         $    (54)        $    (61)
   Foreign                                                                   -                 -               (4)
   State                                                                   (10)               (1)              (6)
                                                                      --------         ---------        ---------
                                                                           (25)              (55)             (71)
Deferred:
   U.S. federal                                                             50               103               67
   State                                                                     -                 -                1
                                                                    ----------        ----------        ---------
                                                                            50               103               68
                                                                      --------           -------         --------
                                                                      $     25          $     48        $      (3)
                                                                      ========          ========        =========


The United States and foreign components of earnings (loss) from continuing operations before income taxes follows:

(dollars in millions)                                                    1998              1997             1996
------------------------------------------------------------------------------------------------------------------

United States                                                          $  (142)         $     35          $   106
Foreign                                                                    (11)                -                1
                                                                      --------        ----------        ---------
                                                                       $  (153)         $     35          $   107
                                                                       =======          ========          =======



A reconciliation of the actual income tax (provision) benefit and the tax computed by applying the U.S. federal rate (35%) to the earnings (loss) from continuing operations, before income taxes for the three years ended December 31, 1998 follows:

(dollars in millions)                                                    1998              1997             1996
-----------------------------------------------------------------------------------------------------------------

Computed Tax at Statutory Rate                                       $      53          $    (12)        $    (37)
State Income Taxes                                                          (7)               (1)              (3)
Write-off of In Process Research & Development                             (11)                -                -
Coal Depletion                                                               2                 3                3
Goodwill Amortization                                                       (5)                -               (3)
Tax Exempt Interest                                                          -                 2                2
Prior Year Tax Adjustments                                                   -                62               44
Compensation Expense Attributable to Options                                 -                (7)               -
Taxes on Unutilized Losses of Foreign Operations                            (4)                -               (2)
Other                                                                       (3)                1               (7)
                                                                     ---------         ---------        ---------

                                                                      $     25          $     48        $      (3)
                                                                      ========          ========        =========


During the two years ended December 27, 1997, the Company settled a number of disputed tax issues related to prior years that have been included in prior year tax adjustments.

The components of the net deferred tax liabilities for the years ended December 31, 1998 and December 27, 1997 were as follows:

(dollars in millions)                                                                      1998             1997
-----------------------------------------------------------------------------------------------------------------

Deferred Tax Liabilities:
   Investments in securities                                                           $       2        $       7
   Investments in joint ventures                                                              27               33
   Asset bases - accumulated depreciation                                                     83               53
   Coal sales                                                                                 32               41
   Other                                                                                      20               16
                                                                                        --------         --------
Total Deferred Tax Liabilities                                                               164              150

Deferred Tax Assets:
   Compensation - and related benefits                                                        35               25
   Investment in subsidiaries                                                                 14                8
   Provision for estimated expenses                                                           14                7
   Foreign and general business tax credits                                                    -                3
   Other                                                                                      13                9
                                                                                        --------        ---------
Total Deferred Tax Assets                                                                     76               52
                                                                                        --------         --------
Net Deferred Tax Liabilities                                                            $     88         $     98
                                                                                        ========         ========




(13)   Stockholders ' Equity

Issuances of Common Stock, for sales, conversions, option exercises and acquisitions, and repurchases of common shares for the three years ended
December 31, 1998 are shown below. Prior to the Split-off, the Company was obligated to repurchase Class D shares from stockholders. The Level 3 Stock Plan permits option holders to tender shares to the Company to cover income taxes due on option exercises.


December 30, 1995                                                                                      230,249,740

   Shares Issued                                                                                                 -
   Shares Repurchased                                                                                   (2,552,160)
   Issuances for Class C Stock Conversions                                                               4,104,850
                                                                                                    --------------

December 28, 1996                                                                                      231,802,430

   Shares Issued                                                                                        21,589,100
   Shares Repurchased                                                                                      (29,610)
   Issuances for Class C Stock Conversions                                                              13,035,430
   Option Activity                                                                                       4,636,930
                                                                                                    --------------

December 27, 1997                                                                                      271,034,280

   Shares Issued                                                                                         2,240,467
   Shares Repurchased                                                                                      (30,506)
   Issuances for Class C Stock Conversions                                                              20,934,244
   Issuances for Class R Stock Conversions                                                               5,084,568
   Option Activity                                                                                       2,506,079
   Shares Issued for Acquisitions                                                                        6,105,574
                                                                                                    --------------

December 31, 1998                                                                                      307,874,706
                                                                                                       ===========



(14)   Industry and Geographic Data

In the fourth quarter of 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

The Company's reportable segments include: communications and information services (including communications, computer outsourcing and systems integration segments), and coal mining. Other primarily includes CPTC, the C-TEC investments and other corporate investments and overhead not attributable to a specific segment.

Industry and geographic data for the Company's discontinued construction and energy operations are not included.

EBITDA, as defined by the Company, consists of earnings (loss) before interest, income taxes, depreciation, amortization, non-cash operating expenses(including stock-based compensation (and in process research and development expenses) and other non-operating income or expense. The Company excludes noncash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods.

In 1998, 1997, and 1996 Commonwealth Edison Company, a coal mining customer, accounted for 34%, 43%, and 23% of Level 3's revenues.

Industry segment financial information follows. Certain prior year information has been reclassified to conform with the 1998 presentation.

                                 Communications & Information Services
                                                   Computer        Systems        Coal
(dollars in millions)      Communications        Outsourcing     Integration     Mining       Other        Total

1998

Revenue                        $      24          $      63     $      57      $    228    $      20     $    392
EBITDA                              (139)                14           (23)           92          (44)        (100)
Identifiable Assets                  999                 59            42           429        3,996        5,525
Capital Expenditures                 818                 25             4             2           61          910
Depreciation and
  Amortization                        37                  8             3             5           13           66


1997

Revenue                      $         -          $      50     $      45      $    222    $      15     $    332
EBITDA                                 -                 13             1            88          (18)          84
Identifiable Assets                    -                 42            19           499          924        1,484
Capital Expenditures                   -                  9             5             3            9           26
Depreciation and
  Amortization                         -                  6             2             5            7           20


1996

Revenue                        $       -          $      41    $        1      $    234 $        376     $    652
EBITDA                                 -                 12            (5)          103          101          211
Capital Expenditures                   -                  8             3             2          104          117
Depreciation and
  Amortization                         -                  5             2             9          108          124




The following table presents a geographic breakout for revenue, EBITDA, and identifiable assets:

                                 Communications & Information Services
                                                  Computer         Systems        Coal
(dollars in millions)      Communications        Outsourcing     Integration     Mining       Other        Total

1998

Revenue:
   United States               $      23          $      62     $      56      $    228    $      20     $    389
   Other                               1                  1             1             -            -            3
                              ----------         ----------    ----------   -----------  -----------   ----------
                               $      24          $      63     $      57      $    228    $      20     $    392
                               =========          =========     =========      ========    =========     ========
EBITDA:
   United States                $   (128)         $      14     $     (23)    $      92    $     (44)   $     (89)
   Other                             (11)                 -             -             -            -          (11)
                               ---------        -----------   -----------   -----------  -----------    ---------
                                $   (139)         $      14     $     (23)    $      92    $     (44)  $     (100)
                                ========          =========     =========     =========    =========   ==========
Identifiable Assets:
   United States                $    886          $      59     $      42      $    429      $ 3,996      $ 5,412
   Other                             113                  -             -             -            -          113
                                --------        -----------   -----------   -----------  -----------     --------
                                $    999          $      59     $      42      $    429      $ 3,996      $ 5,525
                                ========          =========     =========      ========      =======      =======
1997

Revenue:
   United States             $         -          $      50     $      45      $    222    $      15     $    332
   Other                               -                  -             -             -            -            -
                             -----------        -----------   -----------   -----------  -----------  -----------
                             $         -          $      50     $      45      $    222    $      15     $    332
                             ===========          =========     =========      ========    =========     ========
EBITDA:
   United States             $         -          $      13    $        1     $      88    $     (18)   $      84
   Other                               -                  -             -             -            -            -
                             -----------        -----------   -----------   -----------  -----------  -----------
                             $         -          $      13    $        1     $      88    $     (18)   $      84
                             ===========          =========    ==========     =========    =========    =========
Identifiable Assets:
   United States             $         -          $      42     $      19      $    499     $    924      $ 1,484
   Other                               -                  -             -             -            -            -
                             -----------        -----------   -----------   -----------  -----------  -----------
                             $         -          $      42     $      19      $    499     $    924      $ 1,484
                             ===========          =========     =========      ========     ========      =======

1996

Revenue:
   United States             $         -          $      41    $        1      $    234     $    376     $    652
   Other                               -                  -             -             -            -            -
                             -----------        -----------   -----------   -----------  -----------  -----------
                             $         -          $      41    $        1      $    234     $    376     $    652
                             ===========          =========    ==========      ========     ========     ========
EBITDA:
   United States             $        -           $      12    $       (5)     $    103     $    101     $    211
   Other                               -                  -             -             -            -            -
                             -----------        -----------   -----------   -----------  -----------  -----------
                             $         -          $      12    $       (5)     $    103     $    101     $    211
                             ===========          =========    ==========      ========     ========     ========


The following information provides a reconciliation of EBITDA to income from continuing operations for the three years ended December 31, 1998:

(in millions)                                                           1998              1997             1996
------------------------------------------------------------------------------------------------------------------
EBITDA                                                               $   (100)        $      84           $    211
Depreciation and Amortizaqtion Expense                                    (66)              (20)              (124)
Non-Cash Compensation Expense                                             (39)              (21)                 -
Write-off of In Process Research and Development                          (30)                -                  -
                                                                    ---------         ---------          ---------
   Earnings (Loss) from Operations                                       (235)               43                 87

Other Income (Expense)                                                     82                (8)                20

Income Tax Benefit (Provision)                                             25                48                 (3)
                                                                    ---------         ---------         ----------

Income (Loss) from Continuing Operations                             $   (128)        $      83           $    104
                                                                     ========         =========           ========



(15)   Commitments and Contingencies

On March 23, 1998, the Company and Frontier Communications International, Inc. ("Frontier") entered into an agreement ("Frontier Agreement") enabling the Company to lease for a period of up to five years approximately 8,300 miles of network capacity on Frontier's new 13,000 mile fiber optic, IP-capable network, currently under construction. The leased network will initially connect 15 of the larger cities across the United States. While requiring an aggregate minimum payment of $165 million over its five-year term, the Frontier Agreement does not impose monthly minimum consumption requirements on the Company, allowing the Company to order, alter or terminate circuits as it deems appropriate. The Company recognized $4 million of operating expenses in the second half of 1998 as portions of the network became operational.

On April 2, 1998, the Company announced it had reached a definitive agreement with Union Pacific Railroad Company ("Union Pacific") granting the Company rights-of-way along Union Pacific's rail routes for construction of the Company's North American intercity network. The Company expects that the Union Pacific agreement will satisfy substantially all of its anticipated right-of-way requirements west of the Mississippi River and approximately 50% of the right-of-way requirements for its North American intercity network. The agreement provides for initial fixed payments of up to $8 million to Union Pacific upon execution of the agreement and throughout the construction period, and recurring payments in the form of cash, communications capacity, and other communications services based on the number of conduits that are operational and certain construction obligations of the Company to provide fiber or conduit connections for Union Pacific at the Company's incremental cost of construction. In 1998, the Company recorded $9 million of payments made under this agreement in network construction-in-progress.

On June 18, 1998, Level 3 selected Peter Kiewit Sons', Inc. ("Kiewit") to build the majority of its nearly 16,000 mile U.S. intercity communications network. The overall cost of the project is estimated at $2 billion. Construction of the network began in the third quarter of 1998 and is expected to be completed during the first quarter of 2001. The contract provides that Kiewit will be reimbursed for its costs relating to all direct and indirect project level costs. In addition, Kiewit will have the opportunity to earn an award fee that will be based on cost and speed of construction, quality, safety and program management. The award fee will be determined by Level 3's assessment of Kiewit's performance in each of these areas.

On June 23, 1998, the Company signed a master easement agreement with Burlington Northern and Santa Fe Railway Company ("BNSF"). The agreement grants Level 3 right-of-way access to BNSF rail routes in as many as 28 states, over which to build its network. Under the easement agreement, Level 3 will make annual payments to BNSF and provide communications capacity to BNSF for its internal requirements. The amount of the annual payments is dependent upon the number of conduits installed, the number of conduits with fiber, and the number of miles of conduit installed along BNSF's route.

On July 20, 1998, Level 3 entered into a network construction cost-sharing agreement with INTERNEXT, LLC, a subsidiary of NEXTLINK Communications, Inc. valued at $700 million. The agreement provides for INTERNEXT to acquire the right to use conduits, fibers and certain associated facilities installed along the entire route of Level 3's nearly 16,000 mile intercity fiber optic network in the United States. INTERNEXT paid Level 3 $26 million in 1998 which was deferred and included in other liabilities as of December 31, 1998 and will pay the remaining balance as segments of the intercity network are completed. The Company will recognize income as the segments of the network are completed and accepted.

The network as provided to INTERNEXT will not include the necessary electronics that allow the fiber to carry communications transmissions. INTERNEXT will be restricted from selling or leasing fiber to unaffiliated companies for four years following the date of the agreement. Also, under the terms of the agreement, INTERNEXT has the right to an additional conduit for its exclusive use and to share costs and capacity in certain future fiber cable installations in Level 3 conduits.

On August 3, 1998, Level 3 and a group of other global telecommunications companies entered into an agreement to construct an undersea cable system connecting Japan and the United States by mid-year 2000. The parties to this agreement are investing in excess of $1 billion to build the network, of which Level 3 expects to contribute approximately $130 million. Each party will have joint responsibility for the cost of network oversight, maintenance and administration. The Company has recorded $24 million of costs associated with this project in network construction-in-progress at December 31, 1998.

On October 14, 1998, Level 3 announced it signed an agreement with Global Crossing Ltd. ("Global") for trans-oceanic capacity on Global Crossing's fiber optic cable network. The agreement, covering 25 years and valued at approximately $108 million, will provide Level 3 with as-needed dedicated capacity across the Atlantic Ocean. Additionally, Level 3 will have the option of utilizing capacity on other segments of Global's worldwide network. In 1998, the Company recorded as network construction-in-progress, $32 million of costs associated with this agreement.

On December 18, 1998 Level 3 announced an agreement with IXC Communications, Inc. ("IXC") to lease capacity on IXC's network. The dedicated network will enhance the Company's ability to offer a wide array of data and voice services to a greater number of customers in key U.S. markets. The arrangement is unique in that IXC will reserve the network for the exclusive use of Level 3, which expects to begin running traffic across the network beginning in Spring 1999. The Company paid IXC $40 million under this agreement in 1998 and recorded this amount in property, plant and equipment.

Operating Leases

The Company is leasing rights of way, communications capacity and premises under various operating leases which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the lease. Certain leases provide for adjustments in lease cost based upon adjustments in the consumer price index and increases in the landlord's management costs. The lease agreements have various expiration dates through 2014.

In addition to the items described above, future minimum payments for the next five years, under the non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 1998 (in millions):

       1999                                                   $   35
       2000                                                       34
       2001                                                       31
       2002                                                       24
       2003                                                       24
       Thereafter                                                182
                                                              ------
                                                              $  330
                                                              ======

Rent expense under these lease agreements was $18 million in 1998, $1 million in 1997 and $3 million in 1996.

(16)   Related Party Transactions

Peter Kiewit Sons', Inc. acted as the general contractor on several projects for the Company in 1998. These projects include the intercity network, local loops and gateway sites, the Company's new corporate headquarters in Colorado and a new data center in Tempe, Arizona. Kiewit provided approximately $130 million of construction services related to these projects in 1998.

In 1999, the Company entered into an agreement with RCN whereby RCN will lease cross country capacity on Level 3's nationwide network. Also in 1999, the Company and RCN announced that it had reached joint construction agreements in several RCN markets, through which the companies will share the cost of constructing their respective fiber optic networks.

Level 3 also receives certain mine management services from Peter Kiewit Sons', Inc. The expense for these services was $34 million for 1998, $32 million for 1997, and $37 million for 1996, and is recorded in general and administrative expenses. The revenue earned by Peter Kiewit Sons', Inc. in 1997 and 1996 is included in discontinued operations.

(17)   Other Matters

Prior to the Split-off, as of January 1 of each year, holders of Class C Stock had the right to convert Class C Stock into Class D Stock, subject to certain conditions. In January 1998, holders of Class C Stock converted 2.3 million shares, with a redemption value of $122 million, into 21 million shares of Class D Stock (now known as Common Stock).

The Company is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position, future results of operations or future cash flows.

It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 1998, Level 3 had outstanding letters of credit of approximately $22 million. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely.

(18)   Subsequent Events

On January 5, 1999 Level 3 acquired BusinessNet Limited, a leading London-based Internet service provider in a largely stock-for-stock transaction. The Company granted approximately 400,000 shares of Common Stock and paid $1 million in cash in exchange for BusinessNet's capital stock. The transaction was valued at approximately $18 million and will be accounted for as a purchase.

Level 3 filed a "universal" shelf registration statement covering up to $3.5 billion of common stock, preferred stock, debt securities and depositary shares that became effective February 17, 1999. On March 9, 1999 the Company sold 28.75 million shares through a primary offering. The net proceeds from the offering of approximately $1.5 billion will be used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's Business Plan.

On February 25, 1999 the Board approved an increase in the number of authorized shares outstanding from 500 million to 1 billion. This is subject to approval of the shareholders which will be voted on at the Company's 1999 Annual Meeting.

(19)   Unaudited Quarterly Financial Data:


(in millions except                          March              June              September           December
   per share data)                       1998    1997       1998     1997       1998    1997       1998     1997
------------------------------------------------------------------------------------------------------------------

Revenue                               $    87    $  80     $  103  $    81     $  106  $    81    $    96  $    90
Earnings (Loss) from
  Operations                               (9)      20        (41)      16        (52)      13        (133)     (6)
  Net Earnings (Loss)                     926       35        (34)      56        (49)     (10)       (39)     167

Earnings (Loss) per Share
   (Basic and Diluted):
   Continuing Operations              $  (.02)   $ .06     $ (.11) $   .06     $ (.16) $   .03    $  (.13) $   .18
   Discontinued Operations
     Excluding Construction
     Operations                          3.19      .02          -      .03          -     (.21)         -      .18
   Net Earnings Excluding
     Construction Operations             3.17      .08       (.11)     .09       (.16)    (.18)      (.13)     .36
   Net Earnings Excluding Gains
     On Split-Off of Construction
     Group                               1.09      .08       (.11)     .09       (.16)    (.18)      (.13)     .36


Earnings (loss) per share was calculated for each three-month period on a stand-alone basis. As a result of all the stock transactions, the sum of the earnings (loss) per share for the four quarters of each year may not equal the earnings(loss) per share for the twelve month periods.

The earnings (loss) per share amounts above are those of Level 3 Common Stock.

On January 2, 1998 the Company completed the sale of its energy assets to MidAmerican, as discussed in Note 3, and recognized an after-tax gain on the disposition of $324 million.

On March 31, 1998, as a result of the Split-off as discussed in Note 1, the Company recognized a gain of $608 million equal to the difference between the carrying value of the Construction Group and its fair value in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue 96-4. No taxes were provided on this gain due to the tax-free nature of the Split-off. The Company reflected the fair value of the Construction Group as a distribution to the Class C stockholders.

As described in Note 5, the Company reduced its charge for the acquired in-process research and development rlated to it acquisition of XCOM, which was originally recorded in the second quarter of 1998, from $115 million to $30 million, and increased the related goodwill $85 million. The unaudited quarterly financial data above reflects that revision as if it occurred in the seocnd quarter of 1998. As a result, the amounts presented above differ from those reported in the Company's 1998 Forms 10-Q for the second and third quarters. Loss from operations, net loss and losses per share as reported in the second quarter Form 10-Q were $123 million, $116 million and $0.39, respectively, a change of $82 million, $82 million and $.28 per share, respectively, from the information presented above due to the reduced charge for in-process research and development and an increase in goodwill amortization. Loss from operations, net loss and losses per share as reported in the third quarter
Form 10-Q were $48 million, $45 million and $0.15, respectively, a change of $4 million, $4 million and $0.01 per share, respectively, from the information presented above due to an increase in goodwill amortization.