Form 10-Q
period 1999-03-31
LEVEL 3 COMMUNICATIONS INC
filed 1999-05-10
CIK 794323

FORM 10-Q

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended March 31, 1999

                              or

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period_______ to _______

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

The number of shares outstanding of each class of the issuer's common stock, as of April 30, 1999

                     Common Stock           339,182,456 shares

            LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Part I - Financial Information

Item 1.  Financial Statements:

  Consolidated Condensed Statements of Operations
  Consolidated Condensed Balance Sheets
  Consolidated Condensed Statements of Cash Flows
  Consolidated Statement of Changes in Stockholders' Equity
  Consolidated Statements of Comprehensive Income
  Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                         Part II - Other Information

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures
Index to Exhibits


             LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Operations
                              (unaudited)

                                                          Three Months Ended
                                                               March 31,
(dollars in millions, except share data)                  1999          1998

Revenue                                                  $  102        $  87

Costs and Expenses:
   Cost of revenue                                           62           42
   Depreciation and amortization                             41            6
   Selling, general and administrative                      125           48
                                                         ------        -----
     Total costs and expenses                               228           96
                                                         ------        -----

Loss from Operations                                       (126)          (9)

Other Income (Expense):
   Interest income                                           50           26
   Interest expense, net                                    (53)          (4)
   Other, net, principally equity losses of
     unconsolidated entities                                (23)         (22)
                                                         ------        -----
     Total other income (expense)                           (26)           -
                                                         ------        -----

Loss Before Income Taxes and Discontinued Operations       (152)          (9)

Income Tax Benefit                                           47            3
                                                         ------        -----

Loss from Continuing Operations                            (105)          (6)

Discontinued Operations:
   Gain on split-off of Construction Group                    -          608
   Gain on disposition of energy business,
     net of income tax expense of  $175                       -          324
                                                         ------        -----
     Earnings from discontinued operations                    -          932
                                                         ------        -----
Net Earnings (Loss)                                      $ (105)       $ 926
                                                         ======        =====

Earnings (Loss) Per Share (Basic and Diluted):
  Continuing operations                                  $ (.33)     $  (.02)
  Discontinued operations                                $    -      $  3.19
  Net earnings (loss)                                    $ (.33)     $  3.17
  Net earnings (loss), excluding gain on split-off
   of Construction Group                                 $ (.33)     $  1.09


See accompanying notes to consolidated condensed financial statements.


                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                  (unaudited)


                                              March 31,          December 31,
(dollars in millions)                           1999                1998

Assets

Current Assets:
   Cash and cash equivalents                  $  862              $   842
   Marketable securities                       3,998                2,863
   Restricted securities                          33                   32
   Accounts receivable, net                       65                   57
   Income taxes receivable                       111                   54
   Other                                          37                   29
                                              ------               ------
Total Current Assets                           5,106                3,877

Property, Plant and Equipment, net             1,438                1,061

Investments                                      300                  323

Other Assets, net                                262                  264
                                              ------               ------
                                              $7,106              $ 5,525
                                              ======              =======


See accompanying notes to consolidated condensed financial statements.

              LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Condensed Balance Sheets
                               (continued)
                               (unaudited)


                                               March 31,          December 31,
(dollars in millions)                            1999                1998

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                            $   338            $   276
   Current portion of long-term debt                 6                  5
   Accrued payroll and employee benefits            28                 16
   Accrued interest                                 78                 33
   Other                                            46                 40
                                               -------            -------
Total Current Liabilities                          496                370

Long-Term Debt, less current portion             2,653              2,641

Deferred Income Taxes                               78                 86

Accrued Reclamation Costs                           98                 96

Other Liabilities                                  169                167

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value,
    authorized 10,000,000 shares;
     no shares outstanding in 1999 and 1998          -                  -
   Common stock:
      Common Stock, $.01 par value,
        authorized 500,000,000 shares;
         338,419,599 outstanding in 1999 and
         307,874,706; outstanding in 1998            3                  3
       Class R, $.01 par value, authorized
         8,500,000 shares; no shares outstanding
         in 1999 and 1998                            -                  -
   Additional paid-in capital                    2,319                765
   Accumulated other comprehensive income            2                  4
   Retained earnings                             1,288              1,393
                                               -------            -------
Total Stockholders' Equity                       3,612              2,165
                                               -------            -------
                                               $ 7,106            $ 5,525
                                               =======            =======


See accompanying notes to consolidated condensed financial statements.


             LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

            Consolidated Condensed Statements of Cash Flows
                             (unaudited)

                                                             Three Months Ended
                                                                  March  31,
(dollars in millions)                                        1999        1998

Cash flows from continuing operations:
   Net cash provided by continuing operations             $    55       $    17

Cash flows from investing activities:
   Proceeds from sales and maturities of
    marketable securities                                     518           819
   Purchases of marketable securities                      (1,652)       (1,422)
   Investments                                                 (2)           (3)
   Proceeds from sale of property, plant and
     equipment and other assets                                 5            20
   Capital expenditures                                      (407)          (18)
   Other                                                        2             -
                                                          -------       -------
     Net cash used in investing activities                 (1,536)         (604)

Cash flows from financing activities:
   Payments on long-term debt including current portion        (3)           (2)
   Issuances of common stock, net                           1,496            17
   Proceeds from exercise of stock options                      8            10
   Exchange of Class C Stock for Common Stock                   -           122
                                                          -------       -------
     Net cash provided by financing activities              1,501           147

Cash flows from discontinued operations:
   Proceeds from sale of energy operations                      -         1,159
                                                          -------       -------
    Net cash provided by discontinued operations                -         1,159
                                                          -------       -------

Net increase in cash and cash equivalents                      20           719

Cash and cash equivalents at beginning of year                842            87
                                                          -------       -------

Cash and cash equivalents at end of period                $   862       $   806
                                                          =======       =======

Non-cash investing activities:
    BusinessNet Ltd. acquisition:
       Issuance of stock                                    $   7        $    -
       Assumption of liabilities                                8             -

The activities of the Construction Group have been removed from the consolidated condensed statements of cash flows. The Construction Group had cash flows of ($62) million for the three months ended March 31, 1998.

See accompanying notes to consolidated condensed financial statements.

            LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
        Consolidated Statement of Changes in Stockholders' Equity
              For the three months ended March 31, 1999
                           (unaudited)

                                                                         Accumulated
                                                         Additional        Other
                                             Common        Paid-in     Comprehensive      Retained
(dollars in millions)                         Stock        Capital     Income (Loss)      Earnings      Total

Balance at
   December 31, 1998                         $    3       $   765          $    4         $ 1,393     $ 2,165

Common Stock:
   Issuances, net                                 -         1,503               -               -       1,503
   Stock options exercised                        -             8               -               -           8
   Stock option grants                            -            19               -               -          19
   Income tax benefit from
     exercise of options                          -            24               -               -          24

Net Loss                                          -             -               -            (105)       (105)

Other Comprehensive Loss                          -             -              (2)              -          (2)
                                              -----       -------           -----          ------      ------
Balance at
   March 31, 1999                             $   3       $ 2,319           $   2          $1,288      $3,612
                                              =====       =======           =====          ======      ======


See accompanying notes to consolidated condensed financial statements.



                LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
                                 (unaudited)

                                                             Three Months Ended
                                                                 March 31,
(dollars in millions)                                        1999          1998

Net (Loss) Earnings                                          $(105)      $  926

Other Comprehensive (Loss) Income Before Tax:
    Foreign currency translation adjustments                    (2)           1

    Unrealized holding (loss) gain arising during period        (3)           8

    Reclassification adjustment for losses (gains) included
      in net earnings (loss)                                     2           (5)
                                                             -----        -----

Other Comprehensive (Loss) Income, Before Tax                   (3)           4

Income Tax Benefit (Expense) Related to Items of Other
    Comprehensive Income (Loss)                                  1           (1)
                                                             -----        -----

Other Comprehensive (Loss) Income Net of Taxes                  (2)           3
                                                             -----        -----

Comprehensive (Loss) Income                                  $(107)       $ 929
                                                             =====        =====


See accompanying notes to consolidated condensed financial statements.



                    LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                Notes to Consolidated Condensed Financial Statements

1.    Basis of Presentation

The  consolidated  condensed  balance  sheet of Level 3  Communications,  Inc.
and subsidiaries ("Level 3" or the "Company"), at December 31, 1998 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K, for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

The Company has embarked on a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services in the United States, Europe and Asia. To reach this goal, the Company is expanding substantially the business of its PKS Information Services, Inc. subsidiary and creating, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based communications network (the "Business Plan"). The Company is building the network based on Internet Protocol ("IP") technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

     In 1997, the Company agreed to sell its energy assets to MidAmerican Energy Holding Company, Inc. (f/k/a CalEnergy Company, Inc.) ("MidAmerican") and to separate the construction operations ("Construction Group") from the Company. On January 2, 1998, the Company completed the sale of its energy assets to MidAmerican. On March 31, 1998, the Company completed the split-off of the Construction Group to stockholders that held Class C Stock. Therefore, the results of operations of both businesses have been classified as discontinued operations on the consolidated condensed statement of operations for 1998.

On May 1, 1998, the Company's Board of Directors changed Level 3's fiscal year end from the last Saturday in December to a calendar year end. The additional four days for the period ending March 31 1998, were not material to the overall results of operations and cash flows.

The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results expected for the full year.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.

2. Reorganization - Discontinued Construction Operations

Prior to March 31, 1998, the Company had a two-class capital structure. The Company's Class C Stock reflected the performance of the Construction Group and the Class D Stock reflected the performance of the other businesses, including communications, information services and coal mining. In 1997 the Board of Directors of Level 3 approved a proposal for the separation of the Construction Group from the other operations of the Company through a
split-off of the  Construction  Group (the "Split-off").   In  December  1997,
the Company's stockholders approved the Split-off and on March 5, 1998 the Company received a ruling from the Internal Revenue Service that stated the Split-off would be tax-free to U.S. stockholders. The Split-off was effected on March 31, 1998. As a result of the Split-off, the Company no longer owns any interest in the Construction Group. Accordingly, the separate financial statements and management's discussion and analysis of financial condition and results of operations of Peter Kiewit Sons', Inc. should be obtained to review the results of operations of the Construction Group for the three months ended March 31, 1998.

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

In connection with the Split-off, the Class D Stock became the common stock of Level 3 Communications, Inc. ("Common Stock"), and shortly thereafter, began trading on the Nasdaq National Market on April 1, 1998, under the symbol "LVLT".

3. Discontinued Energy Operations

     On January 2, 1998, the Company completed the sale of its energy assets to MidAmerican. These assets included approximately 20.2 million shares of MidAmerican common stock (assuming the exercise of 1 million options held by Level 3), Level 3's 30% interest in CE Electric and Level 3's investments in international power projects in Indonesia and the Philippines. Level 3 recognized an after-tax gain on the disposition of $324 million and the after-tax proceeds of approximately $967 million from the transaction are being used in part to fund the Business Plan. Results of operations for the period through January 2, 1998 were not considered significant and the gain on disposition was calculated using the carrying amount of the energy assets as of December 27, 1997.

4. Earnings  (Loss) Per Share

Basic earnings (loss) per share have been computed using the weighted average number of shares during each period. The Company had a loss from continuing operations for the three month periods ended March 31, 1999 and 1998. Therefore, the 22,473,702 options and warrants outstanding at March 31, 1999 and 20,064,222 options and warrants outstanding at March 31, 1998 have not been included in the computation of diluted earnings (loss) per share because the resulting computation would have been anti-dilutive.

Effective August 10, 1998, the Company issued a dividend of one share of Level 3 Common Stock for each share of Level 3 Common Stock outstanding. All share information and per share data have been restated to reflect the stock dividend. The following details the earnings (loss) per share calculations for Level 3 Common Stock:


                                                             Three Months Ended
                                                                 March 31,
                                                             1999          1998

Loss From Continuing Operations (in millions)             $  (105)     $    (6)
Gain on Split-off of Construction Group                         -          608
Earnings from Discontinued Energy Operations                    -          324
                                                          -------      -------
  Net Earnings (Loss)                                     $  (105)     $   926
                                                          =======      =======

Total Number of Weighted Average Shares Outstanding
  Used to Compute Basic and Diluted Earnings Per Share
  (in thousands)                                          316,288      292,325
                                                          =======      =======
Earnings (Loss) Per Share (Basic and Diluted):

  Continuing operations                                   $  (.33)     $  (.02)
                                                          =======      =======

  Discontinued operations                                 $     -      $  3.19
                                                          =======      =======

  Net earnings (loss)                                     $  (.33)     $  3.17
                                                          =======      =======

  Net earnings (loss), excluding gain on Split-Off of
   Construction Group                                     $  (.33)     $  1.09
                                                          =======      =======


5.    Acquisitions

On January 5, 1999, Level 3 acquired BusinessNet Ltd. ("BusinessNet"), a leading London-based internet service provider in a largely stock-for-stock transaction. After completion of certain adjustments, the Company agreed to issue 396,379 shares of Common Stock and paid $1 million in cash in exchange for all of the issued and outstanding shares of BusinessNet's capital stock. Of the 396,379 shares Level 3 agreed to issue in connection with the acquisition, 146,057 shares of Level 3 Common Stock have been pledged to Level 3 to secure certain indemnification obligations of the former BusinessNet stockholders. The pledge of these shares will terminate in approximately 18 months, unless otherwise extended pursuant to the terms of the acquisition agreement. Liabilities exceeded assets acquired, and goodwill of $16 million was recognized from the transaction which is being amortized over five years.

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

The cumulative operating results of BusinessNet, XCOM and other 1998 acquisitions were not significant relative to the Company's 1999 and 1998 results.

For the Company's acquisitions, the excess purchase price over the fair market value of the underlying assets was allocated to goodwill and other intangible assets and property based upon preliminary estimates of fair value. The Company does not believe that the final purchase price allocation will vary significantly from the preliminary estimates.

6.    Property, Plant and Equipment, net

Construction in Progress

The Company is currently constructing its communications network. Costs associated directly with the uncompleted network and interest expense incurred during construction are capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. Certain gateway facilities and local networks have been placed in service during the first quarter of 1999. These assets are being depreciated over their useful lives, primarily ranging from 3-20 years. As other segments of the network become operational, the assets will be depreciated over their useful lives.

The Company is currently developing business support systems required for its Business Plan. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project and interest costs incurred when developing the business support systems are capitalized. Upon completion of the projects, the total cost of the business support systems are amortized over their useful lives of 3 years.

For the three months ended March 31, 1999, the Company invested $374 million in its communications business of which $203 million was spent on the U.S. intercity network, $75 million was spent on international and transoceanic networks and $60 million on gateway facilities and leasehold improvements.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant and Equipment below.

                                                     Accumulated         Book
(dollars in millions)                  Cost          Depreciation        Value

March 31, 1999

Land and Mineral Properties           $  32            $   (11)         $   21
Facility and Leasehold Improvements
 Communications                         107                 (1)            106
 Information Services                    27                 (2)             25
 Coal Mining                             18                (15)              3
 CPTC                                    91                 (7)             84
Operating Equipment
 Communications                         270                (26)            244
 Information Services                    54                (32)             22
 Coal Mining                            177               (154)             23
 CPTC                                    17                 (5)             12
Network Construction Equipment           57                 (1)             56
Furniture and Office Equipment           67                (18)             49
Other                                    51                 (8)             43
Construction-in-Progress                750                  -             750
                                     ------            -------           -----
                                     $1,718            $  (280)         $1,438
                                     ======            =======          ======
December 31, 1998

Land and Mineral Properties          $   32            $   (11)         $   21
Facility and Leasehold Improvements
 Communications                          80                 (1)             79
 Information Services                    24                 (2)             22
 Coal Mining                             18                (15)              3
 CPTC                                    91                 (5)             86
Operating Equipment
 Communications                         245                (18)            227
 Information Services                    53                (30)             23
 Coal Mining                            180               (155)             25
 CPTC                                    17                 (4)             13
Network Construction Equipment           46                 (1)             45
Furniture and Office Equipment           67                (10)             57
Other                                    32                 (2)             30
Construction-in-Progress                430                  -             430
                                     ------            -------          ------
                                     $1,315            $  (254)         $ 1,061
                                     ======            =======          =======

7.    Investments

The Company holds significant equity positions in two publicly traded companies, RCN Corporation ("RCN") and Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"). RCN is a facilities-based provider of communications services to the residential market primarily in the northeastern United States. RCN provides local and long distance phone, cable television and Internet services in several markets; including Boston, New York, Washington, D.C., and California's San Francisco to San Diego corridor.

Commonwealth Telephone holds Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc., a competitive local exchange carrier which commenced operations in 1997.

On March 31, 1999 Level 3 owned approximately 40% and 48% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in the two entities was $894 million and $391 million, respectively, on March 31, 1999.

The following is summarized financial information of RCN and Commonwealth Telephone for the three months ended March 31, 1999 and 1998, and as of March 31, 1999 and December 31, 1998 (in millions):

                                                         Three Months Ended
                                                               March 31,
Operations                                               1999          1998

RCN Corporation:
    Revenue                                             $   67        $   40
    Net loss available to common stockholders              (68)          (68)

    Level 3's share:
      Net loss                                             (27)          (31)
      Goodwill amortization                                  -             -
                                                         -----         -----
         Equity in net loss                             $  (27)        $ (31)
                                                        ======         =====

Commonwealth Telephone Enterprises:
    Revenue                                             $   61         $  53
    Net income available to common stockholders              5             4

    Level 3's share:
      Net income                                             2             2
      Goodwill amortization                                 (1)           (1)
                                                         -----         -----
         Equity in net income                            $   1         $   1
                                                         =====         =====


                                                            Commonwealth
                                              RCN            Telephone
                                           Corporation       Enterprises
Financial Position:                       1999      1998    1999        1998

Current assets                          $ 1,009  $ 1,093   $   73       $  79
Other assets                                871      815      364         354
                                        -------  -------   ------       -----
   Total assets                           1,880    1,908      437         433

Current liabilities                         191      178       85          85
Other liabilities                         1,305    1,282      223         223
Minority interest                            60       77        -           -
                                        -------  -------   ------      ------
   Total liabilities                      1,556    1,537      308         308
                                        -------  -------   ------      ------
     Net assets                         $   324  $   371   $  129      $  125
                                        =======  =======   ======      ======

Level 3's share:
   Equity in net assets                 $  123   $   150   $   62      $   60
   Goodwill                                 34        34       55          56
                                        ------   -------   ------      ------
                                        $  157   $   184   $  117      $  116
                                        ======   =======   ======      ======

Investments at March 31, 1999 and December 31, 1998 also include $23 million for the Company's investment in the Pavilion Towers office buildings in Aurora, Colorado.

8.    Other Assets, net

At March 31, 1999 and December 31, 1998 other assets consisted of the following:


(in millions)                                              1999           1998

Goodwill:
   XCOM, net of accumulated amortization of $21 and $15    $  93         $ 100
   GeoNet, net of accumulated amortization of $2 and $1       19            20
   BusinessNet, net of accumulated amortization of
    $1 and $-                                                 15             -
   Other, net of accumulated amortization of  $2 and $1       18            19
Deferred Debt Issuance Costs                                  65            67
Deferred Development and Financing Costs                      15            15
Unrecovered Mine Development Costs                            15            15
Leases                                                         7             9
Timberlands                                                    6             6
Other                                                          9            13
                                                           -----         -----
   Total other assets                                      $ 262         $ 264
                                                           =====         =====

9.    Long-Term Debt

9.125% Senior Notes

On April 28, 1998, the Company received $1.94 billion of net proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("Senior Notes"). Interest on the notes accrues at 9.125% per year and is payable on May 1 and November 1 each year in cash.

Debt issuance costs of $65 million were capitalized and are being amortized as interest expense over the term of the Senior Notes.

10.5% Senior Discount Notes

On December 2, 1998, the Company sold $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 ("Senior Discount Notes"). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long term debt. Interest on Senior Discount Notes accretes at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million by December 1, 2003. Cash interest will not accrue on the Senior Discount Notes prior to December 1, 2003; however, the Company may elect to commence the accrual of cash interest on all outstanding Senior Discount Notes on or after December 1, 2001. Accrued interest expense for the three months ended March 31, 1999 on the Senior Discount Notes of $13 million was added to long-term debt.

Debt issuance costs of $14 million have been capitalized and are being amortized as interest expense over the term of the Senior Discount Notes.

The Company capitalized $11 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three months ended March 31, 1999.

10.   Employee Benefit Plans

The Company adopted the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in 1998. Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions. Although the recognition of the value of the stock awards results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges will not be settled in cash, but rather, generally, through issuance of common stock.

The Company believes that the adoption of SFAS No. 123 will result in material non-cash charges to operations in 1999 and thereafter. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award.

Non-Qualified Stock Options and Warrants

The Company granted 18,500 nonqualified stock options ("NQSO") to employees during the three months ended March 31, 1999. The expense recognized for the three months ended March 31, 1999 for NQSOs and warrants outstanding at March 31, 1999 in accordance with SFAS No. 123 was $2 million. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs related to NQSOs for employees directly involved in the construction of the IP network and the development of the business support systems. The Company recognized $2 million of expense for NQSO's granted during the three months ended March 31, 1998.

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

OSO grants are made quarterly to participants employed on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Each award has a two-year moratorium on exercising from the date of grant. As a result, once a participant is 100% vested in the grant, the two year moratorium expires. Therefore, each grant has an exercise window of two years.

The fair value  recognized  under SFAS No. 123 for the 586,814 OSOs granted to employees and consultants for services performed for the three months ended March 31, 1999 was $30 million. The Company recognized $14 million of compensation expense in the first quarter of 1999 for OSO's granted in 1999 and 1998. In addition to the expense recognized, $1 million was capitalized for employees directly involved in the construction of the IP network and development of business support systems.

11.   Stockholders' Equity

On March 9, 1999 the Company closed the offering of 28,750,000 shares of its Common Stock through an underwritten public offering. The net proceeds from the offering of approximately $1.5 billion after underwriting discounts and offering expenses will be used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's Business Plan.

12.   Industry Data

In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

The Company's reportable segments include: communications and information services (including communications, computer outsourcing and systems integration segments), and coal mining. Other primarily includes California Private Transportation Company L.P. ("CPTC"), a privately owned tollroad in southern California, equity investments and other corporate assets and overhead not attributable to a specific segment.

Industry data for the Company's discontinued construction and energy operations are not included.

EBITDA, as defined by the Company, consists of earnings (loss) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expense. The Company excludes noncash compensation due to its adoption of the expense
recognition   provisions  of  SFAS  No.  123.  EBITDA  is  commonly  used  in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods.

The information presented in the tables below includes information as of March 31, 1999 and December 31, 1998 for all balance sheet information presented, and for the three months ended March 31, 1999 and 1998 for all income statement and cash flow information presented.


                              Communications & Information Services
                                               Computer            Systems       Coal
(dollars in millions)      Communications     Outsourcing        Integration     Mining       Other        Total
-----------------------------------------------------------------------------------------------------------------
1999

Revenue                      $   15            $    16            $   15         $  51       $    5       $   102
EBITDA                          (68)                 4                (3)           20          (20)          (67)
Identifiable Assets           1,434                 59                49           350        5,214         7,106
Capital Expenditures            374                  3                 -             -           30           407
Depreciation and
  Amortization                   25                  2                 1             1           12            41

1998

Revenue                     $     -           $     15           $    14         $  53       $    5       $    87
EBITDA                            -                  4                 -            20          (25)           (1)
Identifiable Assets           1,072                 59                42           362        3,990         5,525
Capital Expenditures             10                  5                 2             -            1            18
Depreciation and
     Amortization                 -                  2                 1             1            2             6


The following information provides a reconciliation of EBITDA to loss from continuing operations for the three months ended March 31, 1999 and 1998:


(in millions)                                         1999               1998

EBITDA                                                $  (67)            $  (1)
Depreciation and Amortization Expense                    (41)               (6)
Non-Cash Compensation Expense                            (18)               (2)
                                                      ------             -----
      Loss from Operations                              (126)               (9)

Other Expense                                            (26)                -
Income Tax Benefit                                        47                 3
                                                      ------             -----
Loss from Continuing Operations                       $ (105)            $  (6)
                                                      ======             =====

13.   Related Party Transactions

Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 1999 and 1998. These projects include the intercity network, local loops and gateway sites, the Company's new corporate headquarters in Colorado and a new data center in Tempe, Arizona. Kiewit provided approximately $186 million and $1 million of construction services related to these projects in the first quarter of 1999 and 1998, respectively.

In 1999, the Company entered into an agreement with RCN whereby RCN will lease cross country capacity on Level 3's nationwide network. Revenue attributable to this agreement was less than $1 million for the three months ended
March 31, 1999. Also in 1999, the Company and RCN announced that it had reached joint construction agreements in several RCN markets, through which the companies will share the cost of constructing their respective fiber optic networks.

Level 3 also  receives  certain  mine  management  services  from  Kiewit.
The expense for these services was $7 million and $8 million for the three months ended March 31, 1999 and 1998, respectively, and is recorded in selling, general and administrative expenses.


 14.   Other Matters

Prior to the Split-off, as of January 1 of each year, holders of Class C Stock had the right to convert Class C Stock into Class D Stock, subject to certain conditions. In January 1998, holders of Class C Stock converted 2.3 million shares, with a redemption value of $122 million, into 21 million shares of Class D Stock (now known as Common Stock).

The Company is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position,future results of operations or future cash flows.

Level 3 filed with the Securities and Exchange Commission a "universal" shelf registration statement covering up to $3.5 billion of Common Stock, preferred stock, debt securities and depositary shares that became effective February 17, 1999. On March 9, 1999 the Company sold 28.75 million shares, or $1.5 Billion of the $3.5 billion available under the "universal" shelf registration statement, through a public offering.

15.  Subsequent Events

On April 23, 1999, Level 3 announced that it had contracted with Tyco Submarine Systems Ltd to design and build a transatlantic terabit cable system from Long Island, New York to North Cornwall, United Kingdom. The cable system is expected to be in service by September 2000 and is expected to cost between $600 to $800 million. The total cost will depend on how the cable is upgraded over time. Level 3 has prefunded the purchase of significant amounts of undersea capacity as part of the Business Plan but may require additional funding depending on the cable's ultimate structure, pre-construction sales and ownership.

Level 3 announced on April 29, 1999 that it had finalized contracts relating to construction of Ring 1 of its European Network in France, Belgium, Netherlands, Germany and the United Kingdom. Ring 1, which is approximately 2,000 miles, will connect Paris, Frankfurt, Amsterdam, Brussels and London. The network is expected to be ready for service by September 2000. Ring 1 is part of the approximate 3,500 mile intercity network that will ultimately connect a minimum of 13 local city networks in Europe. This European network will be linked to the Level 3 U.S. network by the Level 3 transatlantic terabit cable system currently under development, also expected to be ready for service by September 2000.

On May 4, 1999, Level 3 and Colt Telecom Group plc ("Colt") announced an agreement to share costs for the construction of European networks. The agreement calls for Level 3 to share construction costs of Colt's planned 1,600 mile intercity German network linking Berlin, Cologne, Dusseldorf, Frankfurt, Hamburg, Munich and Stuttgart. In return, Colt will share construction costs of Level 3's planned European network.

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

Recent Developments

BusinessNet Ltd. Acquisition

On  January  5,  1999,  Level  3  acquired   BusinessNet  Ltd.,  a  leading
London-based internet service provider in a largely stock-for-stock transaction. After completion of certain adjustments, the Company agreed to issue 396,379 shares of Common Stock and paid $1 million in cash in exchange for all of the issued and outstanding shares of BusinessNet's capital stock. Of the 396,379 shares Level 3 agreed to issue in connection with the acquisition, 146,057 shares of Level 3 Common Stock have been pledged to Level 3 to secure certain indemnification obligations of the former BusinessNet stockholders. The pledge of these shares will terminate in approximately 18 months. Liabilities exceeded assets acquired, and goodwill of $16 million was recognized from the transaction which is being amortized over five years.

Common Stock Offering

Level 3 filed a "universal" shelf registration statement covering up to $3.5 billion of Common Stock, preferred stock, debt securities and depository shares that became effective February 17, 1999. On March 9, 1999 the Company closed the offering of 28,750,000 shares of its Common Stock through a public offering. The net proceeds from the offering of approximately $1.5 billion, after underwriting discounts and offering expenses, will be used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's Business Plan.

Increase in Authorized Shares Outstanding

On February 25, 1999, the Board of Directors approved an increase in the number of authorized shares of Common Stock from 500 million to 1 billion. On April 12, 1999, the Board of Directors approved a further increase in the number of authorized shares of Common Stock by 500 million to 1.5 billion. This is subject to approval of the stockholders which will be voted on at the Company's 1999 Annual Meeting.


Transatlantic Cable

On April 23, 1999, Level 3 announced that it had contracted with Tyco Submarine Systems Ltd. to design and build a transatlantic terabit cable system from Long Island, New York to North Cornwall, UK. The cable system is expected to be in service by September 2000 and is expected to cost between $600 to $800 million. The total cost will depend on how the cable is upgraded over time. Level 3 has prefunded the purchase of significant amounts of undersea capacity as part of the Business Plan, but may require additional funding depending on the cable's ultimate structure, pre-construction sales and ownership.

European Network

Level 3 announced on April 29, 1999, that it had finalized contracts relating to construction of Ring 1 of its European Network in France, Belgium, Netherlands, Germany and the UK. Ring 1, which is approximately 2,000 miles, will connect Paris, Frankfurt, Amsterdam, Brussels and London. The network is expected to be ready for service by September 2000. Ring 1 is part of the approximate 3,500 mile intercity network that will ultimately connect a minimum of 13 local city networks in Europe. This European network will be linked to the Level 3 U.S. network by the Level 3 transatlantic terabit cable system currently under development, also expected to be ready for service by September 2000.

Colt Cost Sharing Agreement

On May 4, 1999, Level 3 and Colt Telecom Group plc ("Colt") announced an agreement to share costs for the construction of European networks. The agreement calls for Level 3 to share construction costs of Colt's planned 1,600 mile intercity German network linking Berlin, Cologne, Dusseldorf, Frankfort, Hamburg, Munich and Stuttgart. In return, Colt will share construction costs of Level 3's planned European network.

Results of Operations

First Quarter 1999 vs. First Quarter 1998

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

Revenue for the quarters ended March 31, is summarized as follows (in millions):

                                                     1999              1998

   Communications and Information Services          $   46           $  29
   Coal Mining                                          51              53
   Other                                                 5               5
                                                    ------           -----
                                                    $  102           $  87
                                                    ======           =====

Communications and information services revenue for the three months ended March 31, 1999 increased 59% compared to the same period in 1998. Revenue from XCOM's reciprocal compensation agreements with Bell Atlantic and the new IP related products which the Company began offering in late 1998 and early 1999, including private line, colocation and managed modem services, provided $15 million of revenue for the communications segment in 1999. Revenue attributable to the computer outsourcing and systems integration businesses was $16 million and $15 million, respectively, in 1999 increasing slightly from $15 million and $14 million, respectively, in 1998.

Coal mining revenue decreased $2 million in the first quarter of 1999 compared to the same period in 1998. The slight decrease was due to timing of shipments taken by Commonwealth Edison Company ("Commonwealth"). Commonwealth is obligated to purchase annually, minimum amounts of coal; however, it is Commonwealth's option as to when the coal will be purchased.

If current market conditions continue, the Company will experience a significant decline in coal revenue and earnings beginning in 2001 as delivery requirements under long-term contracts decline as these long-term contracts begin to expire.

Other revenue, was consistent with 1998, and is primarily attributable to CPTC, a privately owned tollroad in southern California.

Cost of Revenue increased 48% in 1999 to $62 million primarily as a result of network expenses of $17 million in 1999 related to the communications business. The cost of revenue for the systems integration business increased $3 million for the three months ended March 31, 1999 compared to the same period in 1998. The increase is primarily due to the costs incurred to transition from Year 2000 services to systems and software reengineering for IP related applications. The cost of revenue for the computer outsourcing and coal businesses was consistent with that of 1998.

Depreciation and Amortization expense increased to $41 million in 1999 from $6 million in 1998. The commencement of operations at 19 gateway facilities and the completion of the installation of 7 local networks in the second half of 1998 and the first quarter of 1999 resulted in the higher depreciation expense in 1999. In addition, the amortization of goodwill attributable to the acquisitions of XCOM, BusinessNet and others contributed to the higher depreciation and amortization expense in 1999.

Selling, General and Administrative expenses increased significantly in 1999 to $125 million from $48 million in 1998 primarily due to the cost of activities associated with the expanding communications business. The Company incurred incremental compensation and travel costs for the substantial number of new employees that have been hired to implement the Business Plan. The total number of employees of the Company increased from approximately 1,275 at March 31, 1998 to approximately 2,700 at March 31, 1999. Professional fees, including legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with the Company's plans to expand services offered in U.S. and European cities and fees to develop and implement the Company's business support systems, also increased selling general and administrative expenses. In addition to the costs to expand the communications and information services businesses, the Company recorded $18 million of non-cash compensation in the first quarter of 1999 for expenses recognized under SFAS No. 123 related to grants of stock options and warrants. General and administrative costs are expected to increase significantly in future periods as the Company continues to implement the Business Plan.

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expenses. EBITDA was $(1) million in 1998 and $(67) million in 1999. The primary reason for the increase between periods is the significant increase in general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. See Consolidated Condensed Statements of Cash Flows.

Interest Income increased 92% in 1999 to $50 million from $26 million in 1998 as the Company's average cash, cash equivalents and marketable securities balance increased from approximately $2 billion during the first quarter of 1998 to approximately $3.9 billion during the first quarter of 1999. Pending utilization of the cash equivalents and marketable securities in implementing the Business Plan, the Company intends to invest the funds primarily in government and governmental agency securities. This investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Business Plan.

Interest Expense, net increased significantly from $4 million in 1998 to $53 million in 1999. Interest expense increased substantially due to the completion of the offering of $2 billion aggregate principal amount of 9.125% Senior Notes Due 2008 issued in April 1998 and $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 issued in December 1998. The amortization of debt issuance costs associated with the Senior Notes and Senior Discount Notes also increased interest expense in 1999. The Company capitalized $11 million of interest expense on network construction and business support systems in the first quarter of 1999.

Other Expense, net increased slightly in 1999 to $(23) million from $(22) million. Other expense primarily consists of the Company's share of losses incurred by the Company's equity method investees, primarily RCN. RCN is a facilities-based provider of local, long distance internet and cable television services to primarily residential users in the densely populated areas of the northeastern United States and California's San Francisco to San Diego corridor. RCN is incurring significant costs in developing its business plan including the acquisitions of several internet service providers. The Company recorded $27 million of equity losses attributable to RCN in the first quarter of 1999, as compared to $31 million in the first quarter of 1998. During the first quarter of 1998 RCN acquired Ultranet Communications, Inc. and Erols Internet, Inc., two Internet service providers with operations in the Boston to Washington, D.C. corridor. RCN recognized a charge to earnings with respect to certain costs of the acquisitions associated with in-process research and development activities. The decrease in the equity losses of RCN in 1999 are offset by a decrease in gain on sale of marketable securities from a gain of $6 million in 1998 to a loss of $2 million in 1999.

Also included in other expense are equity earnings in Commonwealth Telephone Enterprises, Inc., a Pennsylvania public utility providing telephone service, and realized gains and losses on the sale of investments and other assets each not individually significant to the Company's results of operations.

Income Tax Benefit in 1999 differs from the statutory rate of 35% primarily due to losses incurred by the Company's international
subsidiaries  which  cannot  be  included  in  the  consolidated   U.S. federal
return, nondeductible goodwill amortization expense and state income taxes. The income tax benefit approximates the statutory rate in 1998.

Discontinued Operations in 1998 includes the one-time gain of $608 million recognized upon the distribution of the Construction Group to former Class C stockholders on March 31, 1998. Also included in discontinued operations is the gain, net of tax, of $324 million from the Company's sale of its energy assets to MidAmerican on January 2, 1998.

Financial Condition - March 31, 1999

The Company's working capital increased from $3.5 billion at December 31, 1998 to $4.6 billion at March 31, 1999 due primarily to the $1.5 billion equity offering completed in March 1999, partially offset by capital expenditures for the communications network.

Cash provided by continuing operations increased from $17 million in 1998 to $55 million in 1999 primarily due to the increase in interest income. Interest income increased in 1999 as a result of the proceeds received from the Senior Notes, Senior Discount Notes and equity offering. Payments for interest on the Senior Notes were not due until May 3, 1999 and the payment of interest on the Senior Discount Notes is deferred until 2004. Partially offsetting this increase are the costs paid to implement the Business Plan.

Investing activities include using the proceeds from the equity offering to purchase marketable securities and $407 million of capital expenditures, primarily for the expanding communications and information services business. The Company also realized $5 million of proceeds from the sale of property, plant and equipment and other assets.

Financing sources in 1999 consisted primarily of the net proceeds of $1.5 billion from the issuance of 28,750,000 shares of Common Stock, and the exercise of the Company's stock options for $8 million. The Company also repaid long-term debt of $3 million during the first quarter of 1999 primarily related to CPTC.

Liquidity and Capital Resources

Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has commenced the implementation of a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company is expanding substantially the business of its subsidiary, PKS Information Services, Inc., ("PKSIS") to create, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based communications network. The Company is designing its network based on IP technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The development of the Business Plan will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, will result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, there can be no assurance that the actual construction costs or the timing of the expenditures will not deviate from current estimates. The Company estimates that its capital expenditures in connection with the Business Plan will exceed $2 billion in 1999. The Company's current liquidity and the cost sharing agreement with INTERNEXT should be sufficient to fund the currently committed portions of the Business Plan.

The Company currently estimates that the implementation of the Business Plan, as currently contemplated, will require between $8 and $10 billion over the next 10 years. The Company's ability to implement the Business Plan and meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. The Company expects to meet its additional capital needs with the proceeds from sales or issuance of additional equity securities, credit facilities and other borrowings, or additional debt securities. The Senior Notes and Senior Discount Notes were issued under an indenture which permits the Company and its subsidiaries to incur substantial amounts of debt. The Company also has approximately
$2 billion of unissued securities available under the "universal" shelf registration that was declared effective by the Securities and Exchange Commission in February, 1999. In addition, the Company may sell or dispose of existing businesses or investments to fund portions of the Business Plan. The Company may also sell or lease fiber optic capacity, or access to its conduits. There can be no assurance that the Company will be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits, or that proceeds from dispositions of the Company's assets will reflect the assets' intrinsic value. Further, there can be no assurance that expenses will not exceed the Company's estimates or that the financing needed will not likewise be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the Business Plan.

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

Year 2000

General

The Company's wholly owned subsidiary, Level 3 Communications, LLC is a new Company that is implementing new technologies to provide Internet Protocol
(IP) technology-based communications services to its customers. The Company has adopted a strategy to select technology vendors and suppliers that provide products that are represented by such vendors and suppliers to be Year 2000 compliant. In negotiating its vendor and supplier contracts, the Company secures Year 2000 warranties that address the Year 2000 compliance of the applicable product(s). As part of the Company's Year 2000 compliance program, plans will be put into place to test these products to confirm they are Year 2000 ready.

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

Level 3 Communications, L.L.C. ("Level 3 LLC")

Level 3 Communications, LLC, uses software and related technologies throughout its business that may be affected by the date change in the Year 2000. The inability of systems to appropriately recognize the Year 2000 could result in a disruption of Level 3 LLC's operations. Level 3 LLC has one main line of business: delivery of communications services to commercial clients over fiber optic cable. The delivery of service will be over Level 3 LLC owned cable when the network construction is complete. In the interim, services will be delivered over both owned and leased lines.

Level 3 LLC faces two primary Year 2000 issues with respect to its business. First, Level 3 LLC must assess the readiness of its systems that are required to provide its customers communications services ("Service
Delivery Systems"). Second, Level 3 LLC must evaluate the Year 2000 readiness of its internal business support systems ("Internal Business Support Systems"). Level 3 LLC must also verify the readiness of the providers of the leased lines currently in use.

Level 3 LLC, has designated a full-time Year 2000 director in addition to establishing a program office staffed in part by experienced Year 2000 consultants. Level 3 is progressing through a comprehensive program to evaluate and address the effect of the Year 2000 on its Internal Business Support Systems, and the Service Delivery Systems. The plan's focus upon Year 2000 issues consists of the following phases:

Phase

(I) Assessment - Awareness, commitment, and evaluation which includes a detailed inventory of systems and services that the Year 2000 may impact.

(II) Detailed Plan - Establishment of priorities, development of specific action steps and allocation of resources to address the issues as outlined in Phase I.

(III) Implementation - Completion of the necessary changes as delineated in Phase II.

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

  * Level 3 anticipates this range of activity to continue through 1999 as it adds new equipment and services while building its infrastructure. Additionally, the upgrading of service delivery through its proprietary systems will require that the delivery systems go through verification with each new innovation.

The expenses associated with this project by Level 3, as well as the related potential effect on Level 3's earnings, are not expected to have a material effect on the future operating results or financial condition of Level 3. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of Level 3 as a result of the Year 2000 problem, will not have a material adverse effect on Level 3's financial condition and results of operations.

Level 3 has significant relationships and dependencies with regard to systems and technology provided and supported by third party vendors and service providers. In particular, the customer delivery systems for the communications business of Level 3 are dependent upon third parties who provide telecommunication services while the infrastructure continues to be built.
As part of its Year 2000 program, Level 3 has sought to obtain formal Year 2000 compliance representation from vendors who provide products and services to Level 3. The vendor compliance process is being performed concurrently with the Company's ongoing Year 2000 validation activities. This compliance process consists of obtaining information from disclosures made publicly available on company websites, reviewing test plans and results made available from suppliers, and following up with letters and phone calls to any vendors who have not made such information available to Level 3 as yet.

Because of the aforementioned reliance placed on third party vendors, Level 3's estimate of costs to be incurred could change substantially should one or more of the vendors be unable to timely deliver Year 2000 compliant products. Level 3 does not own the proprietary hardware technology or third party software source code utilized in its business and therefore, Level 3 cannot actually renovate the hardware or third party software identified as having Year 2000 support issues. The standard components supplied by vendors for the customer delivery systems have been tested in laboratory settings and certified as to their compliance.

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

Phase

(I) Assessment - Awareness, commitment, and evaluation, which includes a detailed inventory of systems and services that the Year 2000 may impact.

(II) Detailed Plan - Establishment of priorities, development of specific action steps and allocation of resources to address the issues as outlined in Phase I.

(III) Implementation - Completion of the necessary changes per vendor specifications, (that is, replacement or retirement) as outlined in Phase II.

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

PKSSI generally faces two primary Year 2000 issues with respect to its business. First, PKSSI provides a wide variety of information technology services to its customers which could potentially expose PKSIS to contractual liability for Year 2000 related risks if services are not performed in a timely or satisfactory manner. Second, PKSSI must evaluate and, if necessary, upgrade or replace its internal business support systems which may have date dependencies. PKSSI believes the primary internal systems affected by the Year 2000 issue which could have an impact on its business are desktop and network hardware and software. PKSSI has completed its Year 2000 assessment of desktop hardware and software, and, based on vendor representations, has determined that material upgrades or replacements are not required. PKSSI is in the process of communicating with its vendors to assess its servers and communications hardware for Year 2000 readiness.
This assessment is expected to be completed by approximately May 31, 1999.

In fiscal year 1998, approximately 57% of the revenue generated by PKSSI related to projects involving Year 2000 assessment and renovation services performed by PKSSI for its customers. This is a reduction from 80% in 1997. Some of these contracts require PKSSI to identify date affected fields in certain application software of its customers and, in many cases, PKSSI undertakes efforts to remediate those date-affected fields so that Year 2000 data may be processed. Thus, Year 2000 issues affect certain services PKSSI provides to its customers. This exposes PKSSI to potential risks that may include problems with services provided by PKSSI to its customers and the potential for claims arising under PKSSI's customer contracts. In some cases PKSSI has contractual warranties which could require PKSSI to perform
Year 2000 related services after the year 2000. PKSSI attempts to contractually limit its exposure to liability for Year 2000 compliance issues. However, there can be no assurance as to the effectiveness of such contractual limitations.

The following chart describes the status of PKSIS' Year 2000 program with respect to Computer Outsourcing Services and Systems Integration Services.

   Business Functions         Current Areas of Focus        Operational Impact              Current Status
-------------------------- ----------------------------- ------------------------- ---------------------------------
Computer Outsourcing       Large & Mid-Range CPU         Inability to continue     Mid Phase III to Phase V
Service                    OEM Software                  critical processing of
                           OS Systems                    customer's systems
                           Network Equipment
                           Support Facilities


                            Internal Support Systems &   Failures of critical      Mid Phase III to Phase V
                            Business Processes           Internal Support
                                                         Services

Systems Integration        Internal Support Systems &    Failures of critical      Assessment of desktop hardware
Services                   Business Processes            Internal Support          and software has been
                                                         Services                  completed. Assessment of
                                                                                   services and communications
                                                                                   hardware is expected to be
                                                                                   completed by approximately May
                                                                                   31, 1999

PKSIS has significant relationships and dependencies with regard to systems and technology provided and supported by third party vendors and service providers. In particular, the computer outsourcing business of PKSCS is dependent upon third parties who provide telecommunication service, electrical utilities and mainframe and midrange hardware and software providers. As part of its Year 2000 program, PKSIS has sought to obtain formal Year 2000 compliance representation from vendors who provide products and services to PKSIS. The vendor compliance process is being performed concurrently with the Company's ongoing Year 2000 remediation activities.

PKSCS is also working with its outsourcing customers to inform them of certain dependencies which exist which may affect PKSIS' Year 2000 efforts and certain critical actions which PKSIS believes must be undertaken by the customer in order to allow PKSIS to implement its Year 2000 efforts concerning the operating software system provided by PKSCS for its customers.

To date, PKSCS has received written responses from approximately 40% of the vendors from whom it has sought Year 2000 compliance statements. With respect to those key third party vendors and suppliers who have failed to respond in writing, PKSIS is following up directly with such vendors and suppliers and obtaining information from other sources, such as disclosures made publicly available on company websites.

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

The expenses associated with PKSIS' Year 2000 efforts, as well as the related potential effect on PKSIS' earnings, are not expected to have a material effect on the future operating results or financial condition of Level 3. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of PKSIS as a result of the Year 2000 problem, will not have a material adverse effect on Level 3's financial condition and results of operations.

With respect to the contingency plans for PKSCS, such plans generally fall into two categories. Concerning the internal support systems of PKSCS, PKSCS has certain redundant and backup facilities, such as on-site generators, water supply and pumps. PKSCS has undertaken contingency plans with respect to these internal systems by performing due diligence with the vendors of these systems in order to investigate the Year 2000 compliance status of these systems, and such systems are tested on a monthly basis. With respect to the operating systems obtained from third party vendors and maintained by PKSCS for its outsourcing customers, contingency plans are developed by PKSCS and its customers on a case by case basis as requested, contracted and paid for by PKSC' customers. However, there is no contingency plan for the failure of operating system software to properly handle Year 2000 date processing. If the operating system software provided to PKSIS by third party vendors fails at the PKSCS Data Center, such vendor supplied software is expected to fail everywhere and no immediate work around could be supplied by PKSCS. In the event computer hardware supplied by PKSCS for its outsourcing customer fails, some customers have contracted for contingency plans through disaster recovery arrangements with a third party which supplies disaster recovery services.

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


PKSIS incurred approximately $4.2 million of costs to implement its Year 2000 program through 1998, and currently expects to incur an additional approximately $3.6 million of costs in aggregate, through the end of 1999. These costs primarily arise from direct costs of PKSCS employees working on upgrades per vendor specifications of operating system software for PKSCS outsourcing customers and the cost of vendor supplied operating systems software upgrades and the cost of additional hardware. However, PKSIS does not separately track the internal costs incurred for its Year 2000 projects and does not track the cost and time its employees spend on Year 2000 projects. PKSCS has estimated the time and effort expended by its employees on Year 2000 projects based on an analysis of Year 2000 project plans.
Labor costs for PKSCS' Year 2000 projects were estimated to be $2.1 million for 1998 and are estimated to be approximately one million dollars for 1999 through September 1999, when such projects are currently scheduled for completion. These labor costs will necessarily increase if such projects take longer to complete. Costs for software upgrades, additional equipment costs and a test system for PKSCS' Year 2000 projects were estimated to be $2.1 million for 1998 and are estimated to be $2.5 million for 1999. Such costs are not available for PKSSI but are not believed to be material. Year 2000 costs for PKSSI are believed to be substantially less than PKSCS and focus primarily on the cost of evaluating and, if necessary, upgrading network and desktop hardware and software. The costs incurred by PKSSI for performing Year 2000 services for its customers are included within PKSSI's pricing for such services.

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

Failure by the Company to complete its Year 2000 activities in a timely or complete manner, within its estimate of projected costs, or failure by third parties, such as financial institutions and related networks, software providers, local telephone companies, long distance providers and electricity providers among others, to correct their systems, with which the Company's systems interconnect, could have a material effect on the Company's future results of operations and financial position. Other factors which might cause a material difference from management's estimate would include, but not be limited to, the availability and cost of personnel with appropriate skills and abilities to locate and upgrade relevant computer systems and similar uncertainties, as well as the related effects on the Company of the Year 2000 problem on the economy in general, or on the Company's business partners and customers in particular.

Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to and policies regarding interest rate and foreign currency exchange rate risk has not changed significantly from December 31, 1998.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments is $1,285 million as of March 31, 1999, which is significantly higher than their carrying value of $274 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $257 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The change in equity security prices is based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates, equity prices and foreign currency rates.



                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION

Item 2.       Changes in Securities

Pursuant to an acquisition agreement, effective January 5, 1999, the Company agreed to issue 396,379 shares of Common Stock to the holders of capital stock of BusinessNet Ltd. in connection with its acquisition by the Company. The value of the shares, based upon an agreed upon price between the Company and BusinessNet's stockholders, was $13 million.
This issuance of Common Stock was made pursuant to exemptions from registration contained in Regulation S and Section 4(2) under the Securities Act of 1933, as amended.

Item 6.       Exhibits and Reports on Form 8-K

(a)    Exhibits filed as part of this report are listed below.

      Exhibit
       Number

        27     Financial Data Schedule.


(b) On February 2, 1999, the Company filed a Current Report on Form 8-K, excerpts from a conference hosted by the Company on February 2, entitled "Silicon Economics: The New Math of Communications".

     On February 17, 1999, the Company filed a Current Report on Form 8-K/A amending and restating certain risk factors disclosed on Form 8-K filed with the SEC on December 7, 1998.

     On March 4, 1999, the Company filed a Current Report on Form 8-K relating to the offering and the completion of the offering of 28,750,000 shares of the Company's Common Stock, of which 3,750,000 was reserved for an over-allotment option granted to the underwriters.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LEVEL 3 COMMUNICATIONS, INC.



Dated:  May 10, 1999                            \s\ Eric J. Mortensen
                                               Eric J. Mortensen
                                               Controller and Principal
                                               Accounting Officer


                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                              INDEX TO EXHIBITS

  Exhibit
    No.


    27            Financial Data Schedule.