Form 10-Q/A
period 1998-06-30
LEVEL 3 COMMUNICATIONS INC
filed 1999-05-21
CIK 794323

FORM 10-Q/A
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
                              (unaudited)

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
(dollars in millions, except share data)  1998         1997   1998        1997

Revenue                                  $ 103        $  81  $  190     $  161
Costs and Expenses:
 Operating expenses                         49           41      91         80
 Depreciation and amortization              10            5      16         10
 General and administrative expenses        55           19     103         35
 Write-off of in-process research
   & development                            30            -      30          -
                                         -----        -----   -----      ------
   Total costs and expenses                144           65     240        125

Earnings (Loss) from Operations            (41)          16     (50)        36

Other Income (Expense):
 Interest income                            45            8      71         15
 Interest expense, net                     (36)          (4)    (40)        (7)
 Other, net, principally equity losses of
  unconsolidated entities                   (4)          (3)    (26)        (6)
                                        ------        -----   -----      -----
  Total other income                         5            1       5          2
                                        ------        -----   -----      -----

Earnings (Loss) Before Income Taxes and
 Discontinued Operations                   (36)          17     (45)        38

Income Tax (Provision) Benefit               2           (5)      5        (10)
                                        ------        -----   -----      -----

Earnings (Loss) from
 Continuing Operations                     (34)          12     (40)        28
Discontinued Operations:
 Gain on split-off of
   construction operations                   -            -     608          -
 Gain on disposition of energy business,
  net of income tax expense of $174          -            -     324          -
 Energy, net of income tax expense of
  $5 and $7                                  -            9       -         13
 Construction, net of income tax
  expense of $23 and $33                     -           35       -         50

                                         -----        -----   -----      -----
  Earnings from discontinued operations      -           44     932         63
                                         -----        -----   -----      -----
Net Earnings (Loss)                      $ (34)       $  56  $  892     $   91
                                         =====        =====  ======     ======
Earnings (Loss) Per Share:
 Continuing Operations:
  Basic                                 $ (.11)       $ .06  $ (.14)    $ 0.12
                                        ======        =====  ======     ======
  Diluted                               $ (.11)       $ .06  $ (.14)    $ 0.12
                                        ======        =====  ======     ======
Discontinued Operations, excluding
 construction operations:
  Basic                                 $    -        $ .03  $ 3.14     $ 0.05
                                        ======        =====  ======     ======
  Diluted                               $    -        $ .03  $ 3.14     $ 0.05
                                        ======        =====  ======     ======
 Net Earnings(Loss), excluding
 construction operations:
  Basic                                 $ (.11)       $ .09  $ 3.00     $ 0.17
                                        ======        =====  ======     ======
  Diluted                               $ (.11)       $ .09  $ 3.00     $ 0.17
                                        ======        =====  ======     ======
 Net Earnings (Loss), excluding gain on
  split-off of construction operations:
  Basic                                 $ (.11)       $ .09  $  .96     $ 0.17
                                        ======        =====  ======     ======
  Diluted                               $ (.11)       $ .09  $  .96     $ 0.17
                                        ======        =====  ======     ======

 See accompanying notes to consolidated condensed financial statements.


                       LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheets


                                                  June 30,      December 27,
                                                    1998            1997
(dollars in millions, except share data)         (unaudited)

Assets

Current Assets
 Cash and cash equivalents                        $    801        $    87
 Marketable securities                               2,959            678
 Restricted securities                                  25             22
 Accounts receivable                                    61             42
 Investment in discontinued operations - energy          -            643
 Other                                                  28             22
                                                   -------        -------
Total Current Assets                                 3,874          1,494

Property, Plant and Equipment, less
 accumulated depreciation and amortization
 of $224 and $228                                      349            184
Investments                                            341            383
Investment in Discontinued Operations - Construction     -            652
Other Assets                                           237             66
                                                   -------        -------
                                                   $ 4,801        $ 2,779
                                                   =======        =======


See accompanying notes to consolidated condensed financial statements.

                     LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Condensed Balance Sheets


                                                     June 30,    December 27,
                                                       1998          1997
(dollars in millions, except share data)            (unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                     $   52       $    31
 Current portion of long-term debt                         5             3
 Accrued reclamation and other mining costs               13            19
 Accrued interest                                         35             2
 Deferred income taxes                                    14            15
 Income taxes payable                                     34             -
 Other                                                    22            19
                                                      ------       -------
Total Current Liabilities                                175            89

Long-Term Debt, less current portion                   2,137           137
Deferred Income Taxes                                     65            83
Accrued Reclamation Costs                                101           100
Other Liabilities                                        140           140

Stockholders' Equity:
 Preferred stock, no par value, authorized
  10,000,000 shares; no shares outstanding
  in 1998 and 1997                                          -            -
 Common Stock, $.01 par value in 1998:
  Common Stock (Class D in 1997),
  authorized 500,000,000 shares;
   306,252,930 shares outstanding in 1998 and
   271,034,280 outstanding in 1997                          3            8
  Class B, no shares outstanding in 1997                                 -
  Class C, 10,132,343 outstanding in 1997                                1
 Additional paid-in capital                               691          427
 Accumulated other comprehensive income (loss)              8           (5)
 Retained earnings                                      1,481        1,799
                                                      -------      -------
Total Stockholders' Equity                              2,183        2,230
                                                      -------      -------
                                                      $ 4,801      $ 2,779
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

Balance at
 December 28, 1997   $   1   $   8    $   427   $    (5)       $ 1,799   $ 2,230

Common Stock:
Issuance of Common
 Stock                   -       1        173         -              -       174
 Stock options exercised -       1          7         -             (1)        7
 Designation of par
    value to $.01        -      (8)         8         -              -         -
 Stock dividend                  1         (1)        -              -         -
 Stock option grants     -       -         11         -              -        11
 Income tax benefit from
    exercise of options  -       -         11         -              -        11
Issuance of Class
 R Stock                 -       -         92         -            (92)       -
Forced conversion of
 Class R Stock to
 Common Stock                              72         -            (72)       -
Class C Stock:
Repurchases              -       -        (25)        -              -      (25)
Conversion of debentures -       -         10         -              -       10
Net Earnings             -       -          -         -            892      892
Other Comprehensive
 Loss                    -       -          -        (2)             -       (2)
Split-off of
the Construction
 & Mining Group         (1)      -        (94)       15         (1,045)  (1,125)
                     -----   -----      -----     -----        -------   ------
Balance at
 June 30, 1998       $   -   $   3      $ 691     $   8        $ 1,481  $ 2,183
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

The following details the earnings per share calculations for Level 3 Common Stock:

                                             Three Months     Six Months
                                             Ended June 30,   Ended June 30,
                                             1998     1997    1998      1997

Earnings (loss) from continuing
 operations (in millions):                  $  (34)  $  12    $  (40)  $  28

Earnings from discontinued operations            -       9       932      13
                                            ------   -----    ------   -----

Net earnings (loss)                         $  (34)  $  21    $  892   $  41
                                            ======   =====    ======   =====

Total number of weighted average shares
 outstanding used to compute basic
 earnings per share (in thousands)         301,786 245,123   296,986  244,765
Additional dilutive stock options                -     540         -      540
                                           ------- -------   -------  -------
Total number of shares used to
 compute dilutive earnings per share       301,786 245,663   296,986  245,305
                                           ======= =======   =======  =======

Continuing operations:
 Basic earnings (loss) per share           $ (.11) $   .06   $  (.14) $  0.12
                                           ======  =======   =======  =======
 Diluted earnings (loss) per share         $ (.11) $   .06   $  (.14) $  0.12
                                           ======  =======   =======  =======

Discontinued operations, excluding
 construction operations:
 Basic earnings per share                  $    -  $   .03   $  3.14  $  0.05
                                           ======  =======   =======  =======
 Diluted earnings per share                $    -  $   .03   $  3.14  $  0.05
                                           ======  =======   =======  =======

Net earnings (loss), excluding
 construction operation:
 Basic earnings (loss) per share           $ (.11) $   .09   $  3.00  $   0.17
                                           ======  =======   =======  ========
 Diluted earnings (loss) per share         $ (.11) $   .09   $  3.00  $   0.17
                                           ======  =======   =======  ========

Net earnings (loss) excluding gain on
 split-off of construction operations:
   Basic earnings (loss) per share         $ (.11) $   .09   $   .96  $   0.17
                                           ======  =======   =======  ========
   Diluted earnings (loss) per share       $ (.11) $   .09   $   .96  $   0.17
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

5.  Acquisitions

On April 23, 1998, the Company acquired XCOM Techologies, Inc. ("XCOM"), a privately held company that has developed technology which the Company believes will provide certain key components necessary for the Company to develop an interface between its IP-based network and the public
switched telephone network.   The Company issued approximately 5.3
million restricted shares of Level 3 Common Stock and 0.7 million options and warrants to purchase Level 3 Common Stock in exchange for all the stock, options and warrants of XCOM.

The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $30 million was attributable to in-process research and development, and was taken as a nondeductible charge to earnings in the second quarter of 1998. The purchase price exceeded the fair value of the net assets acquired by $115 million which was recognized as goodwill and is being amortized over five years.

XCOM's in-process research and development value is comprised primarily of one project to develop an interface between an IP-based network and the existing public switched telecommunications network. Remaining development efforts for this project include various phases of design, development and testing. The anticipated completion date for the project in progress is expected to be over the next 18 months, at which time the Company expects to begin generating the full economic benefits from the technology. Funding for this project is expected to be obtained from internally generated sources.

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

The Company used independent third-party appraisers to assess and allocate the value to the in-process research and development. The value assigned to the asset was determined, using the income approach, by identifying significant research projects for which techological feasibility had not been established.

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

The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing a commercially viable product, estimating the resulting net cash flows from the expected product sales over a 15 year period, and disounting the net cash flows to their present value using a risk-adjusted discount rate of 30%, and adjusting it for the estimated stage of completion.

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

Management expects to continue their support of this effort and believes the Company had a reasonable chance of successfully completing the R&D project. However, there is risk associated with the completion of the project and there is no assurance that it will meet with either technological or commercial success. If the XCOM project is not successful, the Company would not realize its investment in XCOM and would be required to modify its business plan to utilize alternative technologies which may increase the cost of its network.

The Company believes that its resulting charge for acquired research and development conforms to the Securities and Exchange Commission's ("SEC") expressed guidelines and methodologies. However, no assurances can be given that the SEC will not require additional adjustments.

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

Comprehensive income (loss) for the three and six months ended June 30, 1998 and 1997 was as follows (in millions):

                                           Three Months       Six Months
                                           Ended June 30,   Ended June 30,
                                           1998     1997    1998     1997

Net earnings (loss)                     $  (34)    $   56  $  892   $   91
Other comprehensive income before tax:
 Foreign currency translation adjustments,   -         (3)      1       (1)
 Unrealized holding gains (losses)
  arising during period                     (5)        (4)      3      (21)
 Reclassification adjustment for
   (gains) losses included in net earnings  (3)         -      (8)       -
                                         -----      -----   -----    -----
 Other comprehensive (loss), before tax     (8)        (7)     (4)     (22)
 Income tax benefit related to items of
    other comprehensive income               3          1       2        7
                                         -----      -----   -----    -----
 Other comprehensive (loss) net of taxes    (5)        (6)     (2)     (15)
                                         -----      -----   -----    -----
     Comprehensive income (loss)         $ (39)     $  50   $ 890    $  76
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

The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $30 million was attributable to in-process research and development, and was taken as a nondeductible charge to earnings in the second quarter. The purchase price exceeded the fair value of the net assets acquired by $115 million which was recognized as goodwill and is being amortized over five years.

XCOM's in-process research and development value is comprised primarily of one project to develop an interface between an IP-based network and the existing public switched telecommunications network. Remaining development efforts for this project include various phases of design, development and testing. The anticipated completion date for this project in progress is expected to be over the next 18 months, at which time the Company expects to begin generating the full economic benefit from the technology. Funding for this project is expected to be obtained from internally generated sources.

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

The Company used an independent third-party appraiser to assess and allocate a value to the in-process research and development. The value assigned to the asset was determined, using the income approach, by identifying significant research projects for which technological feasibiity had not been established.

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

Management expects to continue their support of this effort and believes the Company has a reasonable chance of successfully completing the R&D program. However, there is risk associated with the completion of the project and there is no assurance that it will meet with either technological or commerical success. If the XCOM project is not successful, the Company would not realize its investment in XCOM and would be required to modify its business plan to utilize alternative technologies which may increase the cost of its network.

The Company belives that its resulting charge for acquired research and development conforms to the Securities and Exchange Commission's ("SEC") expressed guideline and methodologies. However, no assurances can be given that the SEC will not require additional adjustments.

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

Depreciation and Amortization Expense increased $5 million in 1998 to $10 million. Depreciation on equipment for computer outsourcing contracts and depreciation and amortization of assets acquired in the XCOM acquisition are primarily responsible for the increase. Additional depreciation is expected beginning in the third quarter of 1998 when the Company commences operations on a portion of its IP network.

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

Write-off of In-Process Research and Development was $30 million in 1998.
The in-process research and development costs were the portion of the purchase price allocated to the telephone network-to-IP network bridge technology acquired by the Company in the XCOM transaction and were estimated through formal valuation, at $30 million. In accordance with generally accepted accounting principles, the $30 million was taken as a nondeductible charge against earnings in the second quarter of 1998.

EBITDA, as defined by the Company, consists of earnings(losses) before interest, income taxes, depreciation, amortization, noncash stock-based compensation and in-process research and development expenses, and other non-operating income or expenses, was $8 million in 1998 and $21 million in 1997. The primary reason for the decrease between periods is the significant increase in general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods.
See Consolidated Condensed Statements of Cash Flows.

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

Income Tax Benefit differs from the statutory rate in 1998 primarily due to the $30 million nondeductible write-off of the research and development costs acquired in the XCOM acquisition. The income tax provision in 1997 is slightly below the statutory rate due primarily to depletion allowances, tax exempt interest income and other individually insignificant deductions for tax purposes in excess of that recognized for financial reporting purposes.


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

Depreciation and Amortization Expense increased $6 million during the first six months of 1998. Depreciation on the computer equipment purchased for general and administrative personnel and computer outsourcing businesses and the depreciation and amortization of equipment and goodwill acquired in the XCOM acquisition, were primarily responsible for the increase in depreciation expense.

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

Write-off of In-Process Research and Development was $30 million in 1998. The in-process research and development costs were the portion of the purchase price allocated to the telephone network-to-IP network bridge technology acquired by the Company in the XCOM transaction and were estimated through formal valuation, at $30 million. In accordance with generally accepted accounting principles, the $30 million was taken as a nondeductible charge against earnings in the second quarter of 1998.

EBITDA, as defined by the Company, declined to $7 million in 1998 from $46 million in 1997. The increase in operating costs and general and administrative expenses associated with the expanding communications and information services businesses was primarily responsible for the decline.

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

Pursuant to an agreement on April 23, 1998, the Company issued 5,255,534 shares of Common Stock to the holders of the capital stock of XCOM Technologies, Inc. in connection with its acquisition by the Company. The issuance of stock to the holders of XCOM Technologies, Inc. capital stock was made pursuant to the exemption from registration contained in Section 4(2) under the Securities Act of 1933, as amended.

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



                                           LEVEL 3 COMMUNICATIONS, INC.


Dated: May 21, 1999                       \s\ Eric J. Mortensen
                                           Eric J. Mortensen
                                           Controller and
                                           Principal Accounting Officer


                   LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 INDEX TO EXHIBITS

 Exhibit
  No.

  27    Financial Data Schedule.