Form 10-Q/A
period 1998-09-30
LEVEL 3 COMMUNICATIONS INC
filed 1999-05-21
CIK 794323

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
                                (unaudited)

                                         Three Months Ended  Nine Months Ended
                                             September 30,     September 30,
(dollars in millions, except share data)  1998         1997  1998        1997

Revenue                                  $  106       $  81  $ 296     $  242
Costs and Expenses:
 Operating expenses                          47          37    138        117
 Depreciation and amortization               15           5     31         15
 General and administrative expenses         96          26    199         61
 Write-off of in process
   research & development                     -           -     30          -
                                         ------       -----  -----     ------
Total costs and expenses                    158          68    398        193
                                         ------       -----  -----     ------

Earnings (Loss) from Operations             (52)         13   (102)        49

Other Income (Expense):
 Interest income                             53           8    124         23
 Interest expense, net                      (46)         (3)   (86)       (10)
 Other, net, principally equity losses of
  unconsolidated entities                   (27)        (10)   (53)       (11)
                                         ------       -----  -----     ------
  Total other income (expense)              (20)         (5)   (15)         2
                                         ------       -----  -----     ------

Earnings (Loss) Before Income Taxes and
 Discontinued Operations                    (72)          8   (117)        51

Income Tax (Provision) Benefit               23          (2)    28        (17)
                                         ------       -----  -----     ------

Earnings (Loss) from Continuing
  Operations                                (49)          6    (89)        34
Discontinued Operations:
 Gain on split-off of construction
   operations                                 -           -    608          -
 Gain on disposition of energy business,
  net of income tax expense of $174           -           -    324          -
 Energy, net of income tax benefit of
  $26 and $19                                 -         (50)     -        (37)
 Construction, net of income tax
  expense of $21 and $56                      -          34      -         84
                                         ------       -----  -----     ------
  Earnings (loss) from discontinued
   operations                                 -         (16)   932         47
                                         ------       -----  -----     ------
Net Earnings (Loss)                      $  (49)      $ (10) $ 843     $   81
                                         ======       =====  =====     ======

Earnings (Loss) Per Share:
 Continuing Operations:
  Basic                                  $ (.16)      $ .03  $(.30)    $  .14
                                         ======       =====  =====     ======
  Diluted                                $ (.16)      $ .03  $(.30)    $  .14
                                         ======       =====  =====     ======
 Discontinued Operations, excluding
  construction operations:
  Basic                                  $    -       $(.21) $3.11     $ (.15)
                                         ======       =====  =====     ======
  Diluted                                $    -       $(.21) $3.11     $ (.15)
                                         ======       =====  =====     ======
 Net Earnings(Loss), excluding
 construction operations:
  Basic                                  $ (.16)      $(.18) $2.81     $ (.01)
                                         ======       =====  =====     ======
  Diluted                                $ (.16)      $(.18) $2.81     $ (.01)
                                         ======       =====  =====     ======
 Net Earnings (Loss), excluding gain on
  split-off of construction operations:
  Basic                                  $ (.16)      $(.18) $ .78     $ (.01)
                                         ======       =====  =====     ======
  Diluted                                $ (.16)      $(.18) $ .78     $ (.01)
                                         ======       =====  =====     ======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                  (Unaudited)

                                                September 30,     December 27,
(dollars in millions, except share data)            1998              1997

Assets

Current Assets
 Cash and cash equivalents                        $   653          $    87
 Marketable securities                              2,980              678
 Restricted securities                                 24               22
 Accounts receivable                                   59               42
 Investment in discontinued operations - energy         -              643
 Other                                                 56               22
                                                  -------          -------
Total Current Assets                                3,772            1,494

Property, Plant and Equipment, less
  accumulated depreciation and amortization
  of $232 and $228                                    594              184
Investments                                           313              383
Investment in Discontinued Operations - Construction    -              652
Other Assets                                          259               66
                                                  -------          -------
                                                  $ 4,938          $ 2,779
                                                  =======          =======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                  (Unaudited)


                                                 September 30,   December 27,
(dollars in millions, except share data)             1998            1997

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                  $   126        $    31
 Current portion of long-term debt                       6              3
 Accrued reclamation and other mining costs             16             19
 Accrued interest                                       80              2
 Deferred income taxes                                   6             15
 Income taxes payable                                    6              -
 Other                                                  37             19
                                                   -------        -------
Total Current Liabilities                              277             89

Long-Term Debt, less current portion                 2,140            137
Deferred Income Taxes                                   92             83
Accrued Reclamation Costs                               96            100
Other Liabilities                                      157            140

Stockholders' Equity:
 Preferred stock, no par value, authorized
  10,000,000 shares; no shares outstanding
  in 1998 and 1997                                       -              -
 Common Stock, $.01 par value in 1998 and
  $.0625  par value in 1997:
  Common Stock(Class D in 1997), authorized
    500,000,000 shares;307,187,326 shares
    outstanding in 1998 and 271,034,280
    outstanding in 1997                                 3               8
  Class B, no shares outstanding in 1997                                -
  Class C, 10,132,343 outstanding in 1997                               1
 Additional paid-in capital                            736            427
 Accumulated other comprehensive income (loss)           5             (5)
 Retained earnings                                   1,432          1,799
                                                   -------        -------
Total Stockholders' Equity                           2,176          2,230
                                                   -------        -------
                                                   $ 4,938        $ 2,779
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

                      Class   Common                   Other
                       B&C    Stock      Additional  Accumulated
                      Common  (Class D   Paid-in    Comprehensive Retained
(dollars in millions) Stock   in 1997)   Capital    Income (Loss) Earnings  Total

Balance at
 December 28, 1997    $   1   $     8     $  427     $    (5)     $ 1,799   $ 2,230

Common Stock:
 Issuance of Common
   Stock                  -         1        203           -            -       204
 Stock options exercised  -         1          7           -           (1)        7
 Designation of par
    value to $.01         -        (8)         8           -            -         -
 Stock dividend           -         1         (1)          -            -         -
 Stock option grants      -         -         25           -            -        25
 Income tax benefit from
    exercise of options   -         -         12           -            -        12
Class R Stock:
 Issuance of Class R
  Stock                   -         -         92           -          (92)        -
 Forced conversion
  of Class R Stock to
  Common Stock            -         -         72           -          (72)        -
Class C Stock:
 Repurchases              -         -        (25)          -            -       (25)
 Conversion of debentures -         -         10           -            -        10
Net Earnings              -         -          -           -          843       843
Other Comprehensive Loss  -         -          -          (5)           -        (5)
Split-off of the
 Construction & Mining
 Group                   (1)        -        (94)         15       (1,045)   (1,125)
                       ----      ----     -----         ----      -------   -------

Balance at
 September 30, 1998   $   -      $  3     $  736        $   5     $ 1,432    $ 2,176
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

The following details the earnings (loss) per share calculations for Level 3 Common Stock:

                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                        1998          1997   1998         1997

Earnings (loss) from continuing
 operations (in millions)              $  (49)       $    6  $  (89)    $   34
Earnings (loss) from discontinued
 operations, excluding construction
 operations                                 -           (50)    932        (37)
                                       ------        ------  ------     ------

Net earnings (loss)                    $  (49)       $  (44) $  843     $   (3)
                                       ======        ======  ======     ======

Total number of weighted average
 shares outstanding used to compute
 basic earnings per share
 (in thousands)                       306,515       245,854 300,151    245,130
Additional dilutive stock options           -           540       -        540
                                      -------       ------- -------    -------
Total number of shares used to
 compute dilutive earnings per share  306,515       246,394 300,151    245,670
                                      =======       ======= =======    =======
Continuing operations:
 Basic earnings (loss) per share      $  (.16)      $   .03 $  (.30)   $   .14
                                      =======       ======= =======    =======
 Diluted earnings (loss) per share    $  (.16)      $   .03 $  (.30)   $   .14
                                      =======       ======= =======    =======

Discontinued operations, excluding
 construction operations:
 Basic earnings (loss) per share      $     -       $ (.21) $  3.11    $  (.15)
                                      =======       ======  =======    =======
 Diluted earnings (loss) per share    $     -       $ (.21) $  3.11    $  (.15)
                                      =======       ======  =======    =======

Net earnings (loss), excluding
 construction operations:
 Basic earnings (loss) per share      $  (.16)      $ (.18) $  2.81    $  (.01)
                                      =======       ======  =======    =======
 Diluted earnings (loss) per share    $  (.16)      $ (.18) $  2.81    $  (.01)
                                      =======       ======  =======    =======

Net earnings (loss) excluding gain
 on split-off of construction
 operations:
  Basic earnings (loss) per share     $  (.16)      $ (.18) $   .78    $  (.01)
                                      =======       ======  =======    =======
  Diluted earnings (loss) per share   $  (.16)      $ (.18) $   .78    $  (.01)
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

XCOM's in-process research and development value is comprised primarily of one project to develop an interface between an IP-based network and the existing public switched telecommunications network. Remaining development efforts for the project include various phases of design, development and testing. The anticipated completion date for the project in progress is expected to be over the next 15 months, at which time the Company expects to begin generating the full economic benefits from the technology. Funding for this project is expected to be obtained from internally generated sources.

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

The Company used independent third-party appraisers to assess and allocate the value of the in-process research and development. The value assigned to the asset was determined, using the income approach, by identifying significant research projects for which technological feasibility had not been established.

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

Comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1997 was as follows (in millions):

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       1998          1997    1998         1997

Net earnings (loss)                   $  (49)      $  (10)   $ 843       $  81
Other comprehensive income (loss)
 before tax:
 Foreign currency translation
  adjustments,                             -           (1)       1          (2)
 Unrealized holding gains (losses)
  arising during period                   (4)          14       (1)         (7)
 Reclassification adjustment for
  (gains) losses included in net
  earnings                                 -            -       (8)          -
                                      ------       ------   ------        ----
 Other comprehensive income (loss),
  before tax                              (4)          13       (8)         (9)
 Income tax benefit (provision)
  related to items of other
  comprehensive income (loss)              1           (5)       3           2
                                      ------       ------   ------        ----
 Other comprehensive income (loss)
  net of taxes                            (3)           8       (5)         (7)
                                      ------       ------   ------        ----
Comprehensive income (loss)           $  (52)      $   (2)  $  838        $ 74
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

XCOM's in-process research and development value is comprised primarily of one project to develop an interface between an IP-based network and the existing public switched telecommunications network. Remaining development efforts for this project include various phases of design, development and testing. The anticipated completion date for this project in progress is expected to be over the next 15 months, at which time the Company expects to begin generating the full economic benefit from the technology. Funding for this project is expected to be obtained from internally generated sources.

The value of the in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to the incomplete project. At the date of acquisition, the development of the project had not yet reached technological feasibilty and the research and development ("R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

The Company used an independent third-party appraiser to assess and allocate a value to the in-process research and development. The value assigned to the asset was determined, using the income approach, by identifying significant research projects for which technological feasibility had not been edstablished.

The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally related to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing a commerically viable product, estimating the resulting net cash flows from the expected product sales over a 15 year period, and discounting the net cash flows to their present value using a risk-adjusted discount rate of 30%, and adjusting it for the estimated stage of completion.

The Company believes that the foregoing assumptions used in the forecase were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with this project, will transpire as estimated. For these reasons, actual results may vary from the projected results.

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

Depreciation and Amortization Expense increased to $15 million in 1998 from $5 million in 1997. Depreciation on equipment for computer outsourcing contracts and depreciation and amortization of assets acquired in the XCOM acquisition are primarily responsible for the increase. Additional depreciation is expected in the fourth quarter of 1998 as the Company commences operations on additional portions of its IP network.

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

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash stock-based compensation and in-process research and development expenses and other non-operating income or expenses, was $(25) million in 1998 and $18 million in 1997. The primary reason for the decrease between periods is the significant increase in general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. See Consolidated Condensed Statements of Cash Flows.

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

Income Tax Benefit differs from the statutory rate in 1998 primarily due to nondeductible goodwill amortization related to the XCOM acquisition. The income tax provision in 1997 is slightly below the statutory rate due primarily to depletion allowances, tax exempt interest income and other individually insignificant deductions for tax purposes in excess of that recognized for financial reporting purposes.

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

Depreciation and Amortization Expense increased $16 million during the first nine months of 1998. Depreciation on the computer equipment purchased for general and administrative personnel, computer outsourcing businesses and the depreciation and amortization of equipment and goodwill acquired in the XCOM acquisition, were primarily responsible for the increase in depreciation expense.

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

EBITDA, as defined by the Company, declined to $(18) million in 1998 from $64 million in 1997. The increase in operating costs and general and administrative expenses associated with the expanding communications and information services businesses was primarily responsible for the decline.

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

Income Tax (Provision) Benefit differs from the expected statutory rate primarily due to the $30 million nondeductible write-off of the in-process research and development costs allocated in the XCOM transaction. The effective rate in 1997 is lower than the expected rate due to depletion allowances and tax exempt interest income.

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