Form 10-Q
period 1999-06-30
LEVEL 3 COMMUNICATIONS INC
filed 1999-08-10
CIK 794323

FORM 10-Q

                        UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended June 30, 1999

                          or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period______ to ______

               Commission file number  0-15658

                    LEVEL 3 COMMUNICATIONS, INC.
          (Exact name of registrant as specified in its charter)

Delaware                                                           47-0210602
(State of Incorporation)                                     (I.R.S. Employer
                                                          Identification No.)

1025 Eldorado Blvd., Broomfield, CO                                     80021
(Address of principal executive offices)                           (Zip Code)

                              (720) 888-1000
                        (Registrant's telephone number,
                              including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each class of the issuer's common stock, as of July 30, 1999:

               Common Stock      339,885,905 shares



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

Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits



                LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                (unaudited)


                                           Three Months Ended   Six Months Ended
                                                  June 30,          June 30,
(dollars in millions,except share data)     1999         1998   1999      1998
--------------------------------------------------------------------------------
Revenue                                    $  106      $  103   $  208    $ 190

Costs and Expenses:
 Cost of revenue                               81          49      143       91
 Depreciation and amortization                 51          10       92       16
 Selling, general and administrative expenses 157          55      282      103
 Write-off of in-process research &
  development                                  -           30        -       30
                                           -----        -----     ----    -----
    Total costs and expenses                 289          144      517      240
                                           -----        -----     ----    -----

Loss from Operations                        (183)         (41)    (309)     (50)

Other Income (Expense):
 Interest income                              57           45     107        71
 Interest expense, net                       (45)         (36)    (98)      (40)
 Gain on equity investee stock transactions  111           21     111        21
 Other, net                                   (7)         (25)    (30)      (47)
                                           -----        -----    ----     -----
  Total other income                         116            5      90         5
                                           -----        -----    ----     -----

Loss Before Income Taxes and
 Discontinued Operations                     (67)         (36)   (219)      (45)

Income Tax Benefit                            23            2      70         5
                                           -----        -----    ----     -----

Loss from Continuing Operations              (44)         (34)   (149)      (40)

Discontinued Operations:
 Gain on split-off of Construction Group       -             -      -       608
 Gain on disposition of energy business,
  net of income tax expense of $175            -             -      -       324
                                           -----         -----   ----     -----
 Earnings from discontinued operations         -             -      -       932
                                           -----         -----   ----     -----
Net Earnings (Loss)                        $ (44)        $ (34) $(149)    $ 892
                                           =====         =====  =====     =====

Earnings(Loss)Per Share (Basic and Diluted):
 Continuing operations                     $(.13)       $(.11)  $(.45)    $(.14)
                                           =====        =====   =====     =====

 Discontinued operations                   $   -        $   -   $   -     $3.14
                                           =====        =====   =====     =====
 Net earnings (loss)                       $(.13)       $(.11)  $(.45)    $3.00
                                           =====        =====   =====     =====
 Net earnings (loss), excluding gain on
  split-off of Construction Group          $(.13)       $(.11)  $(.45)    $0.96
                                           =====        =====   =====     =====
-------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.


              LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Balance Sheets
                               (unaudited)

                                                        June 30,    December 31,
(dollars in millions, except share data)                 1999          1998
--------------------------------------------------------------------------------
Assets

Current Assets
 Cash and cash equivalents                              $  795       $  842
 Marketable securities                                   3,383        2,863
 Restricted securities                                      34           32
 Accounts receivable, net                                  111           57
 Income taxes receivable                                    89           54
 Other                                                      42           29
                                                        ------       ------
Total Current Assets                                     4,454        3,877

Property, Plant and Equipment, net                       2,185        1,061

Investments                                                387          323

Other Assets, net                                          324          264
                                                        ------       ------
                                                        $7,350       $5,525
                                                        ======       ======
---------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.


               LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                                (unaudited)

                                                         June 30,   December 31,
(dollars in millions, except share data)                   1999         1998
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                        $  478       $  276
 Current portion of long-term debt                            6            5
 Accrued payroll and employee benefits                       39           16
 Accrued interest                                            33           33
 Deferred revenue                                            56            1
 Other                                                       44           39
                                                         ------       ------
Total Current Liabilities                                   656          370

Long-Term Debt, less current portion                      2,667        2,641

Deferred Income Taxes                                        57           86

Accrued Reclamation Costs                                    95           96

Other Liabilities                                           266          167

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.01 par value,
  authorized 10,000,000 shares; no shares
  outstanding in 1999 and 1998                                 -           -
 Common Stock:
  Common Stock,$.01 par value, authorized 1,500,000,000
   shares; 339,616,599 shares outstanding in 1999 and
   307,874,706 outstanding in 1998                             3           3
  Class R, $.01 par value, authorized 8,500,000 shares,
    no shares outstanding in 1999 and 1998                     -           -
 Additional paid-in capital                                2,372         765
 Accumulated other comprehensive (loss) income               (10)          4
 Retained earnings                                         1,244       1,393
                                                          ------      ------
Total Stockholders' Equity                                 3,609       2,165
                                                          ------      ------
                                                          $7,350      $5,525
                                                          ======      ======
----------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.


                LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                               (unaudited)

                                                          Six Months Ended
                                                              June 30,
(dollars in millions)                                     1999        1998
--------------------------------------------------------------------------------
Cash flows from continuing operations:
 Net cash provided by (used in)continuing operations     $  159      $  (62)

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                                   2,769       2,484
 Purchases of marketable securities                      (3,275)     (4,713)
 Investments                                                 (3)        (22)
 Proceeds from sale of property, plant and
  equipment and other investments                            11          26
 Capital expenditures                                    (1,215)       (144)
 Other                                                        1           -
                                                         ------      ------
  Net cash used in investing activities                  (1,712)     (2,369)

Cash flows from financing activities:
 Payments on long-term debt including current portion        (4)         (5)
 Issuance of long-term debt                                   1       1,937
 Issuances of common stock                                1,496          21
 Proceeds from exercise of stock options                     13           7
 Exchange of Class C Stock for Common Stock, net              -         122
                                                         ------      ------
  Net cash provided by financing activities               1,506       2,082

Cash flows from discontinued operations:
 Proceeds from sale of energy operations, net of income
  tax payments of $96 million                                 -       1,063
                                                         ------      ------
Net cash provided by discontinued operations                  -       1,063
                                                         ------      ------

Net change in cash and cash equivalents                    (47)         714

Cash and cash equivalents at beginning of year             842           87
                                                        ------       ------

Cash and cash equivalents at end of period              $  795       $  801
                                                        ======       ======

The activities of the Construction & Mining Group have been removed from the consolidated condensed statements of cash flows in 1998. The Construction Group had cash flows of ($62) million for the three months ended March 31, 1998.
-------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.


           LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
       Consolidated  Statement of Changes in Stockholders' Equity
              For the six months ended June 30, 1999
                           (unaudited)


                                               Accumulated
                                   Additional    Other
                           Common   Paid-in   Comprehensive   Retained
(dollars in millions)      Stock    Capital   Income (Loss)   Earnings    Total
--------------------------------------------------------------------------------
Balance at
 December 31, 1998         $    3   $   765      $     4      $ 1,393   $ 2,165

Common Stock:
 Issuances, net                 -     1,503            -            -     1,503
 Stock options exercised        -        13            -            -        13
 Stock option grants            -        49            -            -        49
 Income tax benefit from
  exercise of options           -        42            -            -        42

Net Loss                        -         -            -         (149)     (149)

Other Comprehensive Loss        -         -          (14)           -       (14)
                           ------    ------       ------       ------    ------

Balance at June 30, 1999   $    3    $2,372       $  (10)     $ 1,244   $ 3,609
                           ======    ======       ======      =======   =======
-------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.


              LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
            Consolidated Statements of Comprehensive Income (Loss)
                               (unaudited)

                                         Three Months Ended     Six Months Ended
                                             June 30,               June 30,
(dollars in millions)                    1999          1998     1999        1998
--------------------------------------------------------------------------------
Net (Loss) Earnings                     $ (44)       $  (34)   $ (149)    $ 892

Other Comprehensive (Loss) Income
  Before Tax:
 Foreign currency translation
  adjustments                              (6)            -        (8)        1

 Unrealized holding (loss) gain
  arising during period                     1            (5)       (2)        3

 Reclassification adjustment for
  losses (gains) included in net
  earnings (loss)                         (14)           (3)      (12)       (8)
                                       ------        ------    ------     ------

Other Comprehensive (Loss) Before Tax     (19)           (8)      (22)       (4)

Income Tax Benefit Related to Items of
 Other Comprehensive (Loss)                 7             3         8         2
                                       ------        ------    ------    ------

Other Comprehensive (Loss)
  Net of Taxes                            (12)           (5)      (14)       (2)
                                       ------        ------    ------    ------

Comprehensive (Loss) Income            $  (56)       $  (39)   $ (163)   $  890
                                       ======        ======    ======    ======

-------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.


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

In 1997,  the Company  agreed to sell its energy  assets to  MidAmerican  Energy
Holding Company, Inc. (f/k/a CalEnergy Company, Inc.) ("MidAmerican") and to separate the construction operations ("Construction Group") from the Company. On January 2, 1998, the Company completed the sale of its energy assets to MidAmerican. On March 31, 1998, the Company completed the split-off of the Construction Group to stockholders that held Class C Stock. Therefore, the results of operations of both businesses have been classified as discontinued operations on the consolidated condensed statements of operations for 1998.

On May 1, 1998, the Company's Board of Directors changed Level 3's fiscal year end from the last Saturday in December to a calendar year end. The additional four days for the period ending June 30 1998, were not material to the overall results of operations and cash flows.

The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results expected for the full year.

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


4. Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed using the weighted average number of shares during each period. The Company had a loss from continuing operations for the three and six month periods ended June 30, 1999 and 1998. Therefore, the 21,868,537 options and warrants outstanding at June 30, 1999 and 19,718,014 options and warrants outstanding at June 30, 1998 have not been included in the computation of diluted earnings (loss) per share because the resulting computation would have been anti-dilutive.

Effective August 10, 1998, the Company issued a dividend of one share of Level 3 Common Stock for each share of Level 3 Common Stock outstanding. All share information and per share data have been restated to reflect the stock dividend.

The following details the earnings (loss) per share calculations for Level 3 Common Stock:

                                         Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                         1999          1998     1999        1998
--------------------------------------------------------------------------------
Loss From Continuing Operations
  (in millions)                         $ (44)        $ (34)   $ (149)    $ (40)
Discontinued Operations:
 Gain on Split-off of Construction Group    -             -         -       608
 Earnings from Discontinued Energy
  Operations                                -             -         -       324
                                        -----         -----     -----     -----
    Net earnings (loss)                 $ (44)        $ (34)    $(149)    $ 892
                                        =====         =====     =====     =====

Total Number of Weighted Average Shares
 Outstanding Used to Compute Basic
 and Diluted Earnings Per Share
 (in thousands)                       339,266       301,786   327,840   296,986
                                      =======       =======   =======   =======

Earnings (Loss) Per Share
 (Basic and Diluted):
 Continuing operations                $  (.13)      $  (.11)  $  (.45)  $  (.14)
                                      =======       =======   =======   =======
 Discontinued operations              $     -       $     -   $     -   $  3.14
                                      =======       =======   =======   =======
 Net earnings (loss)                  $  (.13)      $  (.11)  $  (.45)  $  3.00
                                      =======       =======   =======   =======
 Net earnings (loss), excluding
  gain on Split-off of Construction
  Group                               $  (.13)      $  (.11)  $  (.45)  $   .96
                                      =======       =======   =======   =======
-------------------------------------------------------------------------------

5. Acquisitions

On January 5, 1999, Level 3 acquired BusinessNet Ltd. ("BusinessNet"), a leading London-based internet service provider in a largely stock-for-stock transaction valued at $12 million and accounted for as a purchase. After completion of certain adjustments, the Company agreed to issue approximately 400,000 shares of Common Stock and paid $1 million in cash in exchange for all of the issued and outstanding shares of BusinessNet's capital stock. Of the approximately 400,000 shares Level 3 agreed to issue in connection with the acquisition, approximately 150,000 shares of Level 3 Common Stock have been pledged to Level 3 to secure certain indemnification obligations of the former BusinessNet stockholders. The pledge of these shares will terminate in approximately 18 months from the acquisition date, unless otherwise extended pursuant to the terms of the acquisition agreement. Liabilities exceeded assets acquired, and goodwill of $16 million was recognized from the transaction which is being amortized over five years.

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

In October 1998, the Securities and Exchange Commission ("SEC") issued new guidelines for valuing acquired research and development which are applied retroactively. The Company believes its accounting for the acquisition was made in accordance with generally accepted accounting principles and established appraisal practices at the time of the acquisition. However, due to the significance of the charge relative to the total value of the acquisition, the Company reviewed the facts with the SEC. Consequently, using the revised guidelines and assumptions, the Company reduced the charge for in-process research and development from $115 to $30 million, and increased the related goodwill by $85 million. The goodwill associated with the XCOM transaction is being amortized over a five year period. The results for the three and six months ended June 30, 1998 have been restated to reflect the reduced charge for in-process research and development and increased amortization expense.

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

For the Company's acquisitions, the excess purchase price over the fair market value of the underlying assets was allocated to goodwill and other intangible assets and property based upon preliminary estimates of fair value. The final purchase price allocation for XCOM did not vary significantly from preliminary estimates. The Company does not believe that the final purchase price allocation will vary significantly from the preliminary estimates for the entities acquired after June 30, 1998.

6.   Property, Plant and Equipment, net

Construction in Progress

The Company is currently constructing its communications network. Costs associated directly with the uncompleted network and interest expense incurred during construction are capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. Certain gateway facilities, local networks and operating equipment have been placed in service during 1999. These assets are being depreciated over their useful lives, primarily ranging from 3-20 years. As other segments of the network are placed in service, the assets will be depreciated over their useful lives.

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

For the six months ended June 30, 1999, the Company invested $1,118 million in its communications business, including $429 million on the U.S. intercity network, $207 million on international networks, $85 million on transoceanic networks and $284 million on gateway facilities and local networks.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant and Equipment below.

                                                          Accumulated     Book
(dollars in millions)                         Cost        Depreciation    Value
--------------------------------------------------------------------------------
June 30, 1999

Land and Mineral Properties                  $   35         $   (11)      $  24
Facility and Leasehold Improvements:
 Communications                                 114              (2)        112
 Information Services                            26              (2)         24
 Coal Mining                                     18             (15)          3
 CPTC                                            91              (8)         83
Operating Equipment:
 Communications                                 294             (43)        251
 Information Services                            58             (34)         24
 Coal Mining                                    176            (155)         21
 CPTC                                            17              (6)         11
Network Construction Equipment                   79              (4)         75
Furniture and Office Equipment                   90             (26)         64
Other                                            75             (15)         60
Construction-in-Progress                      1,433               -       1,433
                                             ------          ------      ------
                                             $2,506          $ (321)     $2,185
                                             ======          ======      ======

December 31, 1998

Land and Mineral Properties                  $   32          $  (11)     $   21
Facility and Leasehold Improvements:
 Communications                                  80              (1)         79
 Information Services                            24              (2)         22
 Coal Mining                                     18             (15)          3
 CPTC                                            91              (5)         86
Operating Equipment:
 Communications                                 245             (18)        227
 Information Services                            53             (30)         23
 Coal Mining                                    180            (155)         25
 CPTC                                            17              (4)         13
Network Construction Equipment                   46              (1)         45
Furniture and Office Equipment                   67             (10)         57
Other                                            72              (2)         70
Construction-in-Progress                        390               -         390
                                             ------          ------      ------
                                             $1,315          $ (254)     $1,061
                                             ======          ======      ======
-------------------------------------------------------------------------------


7. Investments

The Company holds significant equity positions in two publicly traded companies; RCN Corporation ("RCN") and Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"). RCN is a facilities-based provider of communications services to the residential market primarily in the northeastern United States and California. RCN provides local and long distance phone, cable television and Internet services in several markets; including Boston, New York, Washington, D.C., and California's San Francisco to San Diego corridor.

Commonwealth Telephone holds Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc., a competitive local exchange carrier which commenced operations in 1997.

On June 30, 1999, Level 3 owned approximately 35% and 48% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in the two entities was $1,109 million and $431 million, respectively, on June 30, 1999.

The Company recognizes gains from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees in its statement of operations. During 1999, RCN issued stock in a public offering and for certain transactions which diluted the Company's ownership of RCN from 41% at December 31, 1998 to 35% at June 30, 1999. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $111 million for the Company in the second quarter of 1999. The Company also recognized a gain of $21 million in the second quarter of 1998 related to stock transactions of RCN.

The following is summarized financial information of RCN and Commonwealth Telephone for the three and six months ended June 30, 1999 and 1998, and as of June 30, 1999 and December 31, 1998 (in millions):

                                          Three Months Ended    Six Months Ended
                                              June 30,              June 30,
Operations                                1999          1998    1999        1998
--------------------------------------------------------------------------------
RCN Corporation:
 Revenue                                 $    67       $   50   $  134    $  90
 Net loss available to
  common shareholders                        (68)         (49)    (136)    (117)

 Level 3's share:
  Net loss                                   (25)         (22)     (52)     (53)
  Goodwill amortization                       (1)           -       (1)       -
                                         -------       ------   ------    -----
   Equity in net loss                    $   (26)      $  (22)  $  (53)   $ (53)
                                         =======       ======   ======    =====

Commonwealth Telephone Enterprises:
 Revenue                                 $    63       $   56   $  124    $ 109
 Net income available to
  common shareholders                          6            5       11        9

 Level 3's share:
  Net income                                   3            2        5        4
  Goodwill amortization                        -            -       (1)      (1)
                                         -------       ------    -----    -----
   Equity in net income                  $     3       $    2    $   4    $   3
                                         =======       ======    =====    =====


                                                                    Commonwealth
                                                  RCN                 Telephone
                                              Corporation            Enterprises
Financial Position                           1999     1998           1999   1998
--------------------------------------------------------------------------------
Current assets                             $ 1,837   $ 1,093        $  78  $  79
Other assets                                 1,023       815          387    354
                                           -------   -------        -----  -----
 Total assets                                2,860     1,908          465    433

Current liabilities                            174       178           85     85
Other liabilities                            1,741     1,282          245    223
Minority interest                              103        77            -      -
Preferred stock                                244         -            -      -
                                            ------    ------        -----  -----
 Total liabilities and preferred stock       2,262     1,537          330    308
                                            ------    ------        -----  -----
   Common Equity                            $  598    $  371        $ 135  $ 125
                                            ======    ======        =====  =====

Level 3's share:
 Equity in net assets                       $  214    $  150        $  65  $  60
 Goodwill                                       28        34           55     56
                                            ------    ------        -----  -----
                                            $  242    $  184        $ 120  $ 116
                                            ======    ======        =====  =====
--------------------------------------------------------------------------------
Investments  at June 30, 1999 and December 31, 1998 also include $23 million for the  Company's  investment in the Pavilion  Towers  office  buildings in Aurora,
Colorado.


8. Other Assets, net

At June 30, 1999 and December 31, 1998 other assets consisted of the following:

(in millions)                                                1999          1998
--------------------------------------------------------------------------------
Goodwill:
 XCOM, net of accumulated amortization of $26 and $15        $  86       $  100
 GeoNet, net of accumulated amortization of $3 and $1           18           20
 BusinessNet, net of accumulated amortization of $2 and $-      14            -
 Other, net of accumulated amortization of  $4 and $1           16           19
Prepaid Network Assets                                          77            -
Deferred Debt Issuance Costs                                    63           67
Deferred Development and Financing Costs                        15           15
Unrecovered Mine Development Costs                              15           15
Leases                                                           7            9
Timberlands                                                      6            6
Other                                                            7           13
                                                             -----       ------
 Total other assets                                          $ 324       $  264
                                                             =====       ======
--------------------------------------------------------------------------------

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

10.5% Senior Discount Notes

On December 2, 1998, the Company sold $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 ("Senior Discount Notes"). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long term debt. Interest on Senior Discount Notes accretes at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million by December 1, 2003. Cash interest will not accrue on the Senior Discount Notes prior to December 1, 2003; however, the Company may elect to commence the accrual of cash interest on all outstanding Senior Discount Notes on or after December 1, 2001. Accrued interest expense for the six months ended June 30, 1999 on the Senior Discount Notes of $27 million was added to long-term debt.

Debt issuance costs of $14 million have been capitalized and are being amortized as interest expense over the term of the Senior Discount Notes.

The Company capitalized $20 and $31 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three and six months ended June 30, 1999 and $1 million for the three and six months ended June 30, 1998.


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

Non-Qualified Stock Options and Warrants

The Company granted 55,100 nonqualified stock options with a fair value of $1 million ("NQSO") to employees during the six months ended June 30, 1999. The expense recognized for the three and six months ended June 30, 1999 for NQSOs and warrants outstanding at June 30, 1999 in accordance with SFAS No. 123 was $4 million and $2 million, respectively. In addition to the expense recognized, the Company capitalized $- and $1 million of non-cash compensation costs for the three and six months ended June 30, 1999, respectively related to NQSOs and warrants for employees directly involved in the construction of the IP network and the development of the business support systems. The
Company recognized $4 million and $6 million of expense for the three and six months ended June 30, 1998 for NQSOs and warrants granted during the six months ended June 30, 1998.

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

OSO grants are made quarterly to participants employed on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Each award typically has a two-year moratorium on exercising from the date of grant. As a result, once a participant is 100% vested in the grant, the two year moratorium expires. Therefore, each grant has an exercise window of two years.

The fair value recognized under SFAS No. 123 for the 1,525,702 OSOs granted to employees and consultants for services performed for the six months ended June 30, 1999 was $96 million. The Company recognized $25 million and $39 million of compensation expense for the three and six months ended June 30, 1999 for OSOs granted in 1999 and 1998. In addition to the expense recognized, $2 million and $3 million of non-cash compensation was capitalized for the three and six months ended June 30, 1999 for employees directly involved in the construction of the IP network and development of business support systems. The Company recognized $5 million of expense for the three and six months ended June 30, 1998 for OSOs outstanding at June 30, 1998.

Shareworks and Restricted Stock

The Company recorded $2 million and $4 million of non-cash compensation expense for the three and six months ended June 30, 1999 related to the shareworks and restricted stock programs adopted in the third quarter of 1998.

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

EBITDA, as defined by the Company, consists of earnings (loss) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in- process research and development charges) and other non-operating income or expense. The Company excludes noncash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods.

The information presented in the table below includes information for the three and six months periods ended June 30, 1999 and 1998 for all income statement and cash flow information presented and as of June 30, 1999 and December 31, 1998 for all balance sheet information presented.



                            Communications & Information Services
                            -------------------------------------
                                             Computer      Systems      Coal
(dollars in millions)    Communications    Outsourcing   Integration   Mining    Other        Total
---------------------------------------------------------------------------------------------------
1999
----
Three Months Ended June 30, 1999

Revenue                    $   18            $    18       $    17      $   47   $    6       $    106
EBITDA                        (99)                 3             -          19      (26)          (103)
Capital Expenditures          744                  2             1           -       61            808
Depreciation and
 Amortization                  35                  2             2           1       11             51

Six Months Ended June 30, 1999
------------------------------
Revenue                    $   33            $    34       $    32      $   98   $   11       $    208
EBITDA                       (167)                 7            (3)         39      (46)          (170)
Capital Expenditures        1,118                  5             1           -       91          1,215
Depreciation and
 Amortization                  60                  4             3           2       23             92

1998
----
Three Months Ended June 30, 1998
--------------------------------
Revenue                    $    6            $    15       $    15      $   62   $    5        $   103
EBITDA                        (29)                 4            (3)         26       10              8
Capital Expenditures           97                  4             1           1       23            126
Depreciation and
 Amortization                   5                  2             -           2        1             10

Six Months Ended June 30, 1998
------------------------------
Revenue                    $    6             $   30       $    29      $  115   $   10        $   190
EBITDA                        (29)                 8            (3)         46      (15)             7
Capital Expenditures          107                  9             3           1       24            144
Depreciation and
 Amortization                   5                  4             1           3        3             16

Identifiable Assets
-------------------
 June 30, 1999             $2,292             $   57        $   48      $  348   $4,605        $ 7,350
 December 31, 1998          1,072                 59            42         362    3,990          5,525
------------------------------------------------------------------------------------------------------


The following information provides a reconciliation of EBITDA to loss from continuing operations for the three and six months ended June 30, 1999 and 1998:

                                          Three Months Ended   Six Months Ended
                                               June 30,             June 30,
(in millions)                             1999          1998   1999         1998
--------------------------------------------------------------------------------
EBITDA                                    $ (103)      $    8  $ (170)    $   7
Depreciation and Amortization Expense        (51)         (10)    (92)      (16)
Non-Cash Compensation Expense                (29)          (9)    (47)      (11)
Write-off of In-Process Research
  and Development                              -          (30)      -       (30)
                                          ------       ------   -----     -----
    Loss from Operations                    (183)         (41)   (309)      (50)

Other Income                                 116            5      90         5
Income Tax Benefit                            23            2      70         5
                                          ------        -----   -----     -----

Loss from Continuing Operations           $  (44)      $  (34)  $(149)    $ (40)
                                          ======       ======   =====     =====
--------------------------------------------------------------------------------

13. Related Party Transactions

Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 1999 and 1998. These projects include the intercity network, local loops and gateway sites, the Company's new corporate headquarters in Colorado and a new data center in Tempe, Arizona. Kiewit provided approximately $490 million and $8 million of construction services related to these projects in the first half of 1999 and 1998, respectively.

In 1999, the Company entered into an agreement with RCN whereby RCN will lease cross country capacity on Level 3's nationwide network. Revenue attributable to this agreement was less than $1 million for the six months ended June 30, 1999. Also in 1999, the Company and RCN announced that it had reached joint construction agreements in several RCN markets, through which the companies will share the cost of constructing their respective fiber optic networks.

Level 3 also receives certain mine management services from Kiewit. The expense for these services was $7 million and $14 million for the three and six months ended June 30, 1999, respectively and $9 million and $17 million for the three and six months ended June 30, 1998, respectively, and is recorded in selling, general and administrative expenses.

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

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description for these risks and factors, please see the Company's additional filings with the Securities and Exchange Commission.

Recent Developments

BusinessNet Ltd. Acquisition

On January 5, 1999, Level 3 acquired BusinessNet Ltd., a leading London-based internet service provider in a largely stock-for-stock transaction valued at $12 million and accounted for as a purchase. After completion of certain adjustments, the Company agreed to issue approximately 400,000 shares of Common Stock and paid $1 million in cash in exchange for all of the issued and outstanding shares of BusinessNet's capital stock. Of the approximately 400,000 shares Level 3 agreed to issue in connection with the acquisition, approximately 150,000 shares of Level 3 Common Stock have been pledged to Level 3 to secure certain indemnification obligations of the former BusinessNet stockholders. The pledge of these shares will terminate in approximately 18 months. Liabilities exceeded assets acquired, and goodwill of $16 million was recognized from the transaction which is being amortized over five years.

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

Increase in Authorized Shares Outstanding

On February 25, 1999, the Board of Directors approved an increase in the number of authorized shares of Common Stock from 500 million to 1 billion. On April 12, 1999, the Board of Directors approved a further increase in the number of authorized shares of Common Stock by 500 million to 1.5 billion. The Company's stockholders approved the increase in authorized shares at the Company's 1999 Annual Meeting held on May 27, 1999.


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

European Network

Level 3 announced on April 29, 1999 that it had finalized contracts relating to construction of Ring 1 of its European Network in France, Belgium, the Netherlands, Germany and the United Kingdom. Ring 1, which is approximately 2,000 miles, will connect Paris, Frankfurt, Amsterdam, Brussels and London. The network is expected to be ready for service by September 2000. Ring 1 is part of the approximate 3,500 mile intercity network that will ultimately connect a minimum of 13 local city networks in Europe. This European network will be linked to the Level 3 U.S. network by the Level 3 transatlantic terabit cable system currently under development, also expected to be ready for service by September 2000.

On July 26, 1999, the Company announced two important developments of its European network build with an agreement with Eurotunnel and Alcatel. Eurotunnel will provide Level 3 with multiple cross-Channel cables between the United Kingdom and continental Europe. Eurotunnel will install and supply Level 3 with multiple cross-Channel cables between the United Kingdom and France through the high-security service tunnel. The first of these cables will be completed by the first quarter of 2000. Subsequent cables will be installed to upgrade and expand the network as and when required or when new fiber technology becomes available. Alcatel will provide Level 3 with a cross-Channel undersea cable link between the United Kingdom and Belgium. In the agreement Alcatel will design, develop, and install an undersea cable to link the Level 3 network between the United Kingdom and Belgium. The cable system is already under development and will be complete by the end of this year.

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

Lucent Agreement

On June 23, 1999 Level 3 announced a minimum four year, $250 million strategic agreement with Lucent Technologies to purchase Lucent systems, including breakthrough software switches or "softswitches." The minimum purchase commitment is subject to certain conditions and has the potential to grow to $1 billion over five years.

Under the agreement, Lucent will provide Level 3 its Lucent Technologies Softswitch, a software switch for IP networks that combines the reliability and features that customers expect from the public telephone network with the cost effectiveness and flexibility of IP technology. With the Lucent Softswitch, Level 3 expects to provide a full range of IP-based communications services indistinguishable in quality and ease of use from services on traditional circuit voice networks. In addition, the companies also agreed to collaborate on future enhancements of softswitches and gateway products to support next-generation broadband services for business and consumers that will combine high-quality voice and video communications with Internet-style Web data services.

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

Second Quarter 1999 vs. Second Quarter 1998

Revenue for the quarters ended June 30, is summarized as follows (in millions):

                                                           1999       1998

Communications and Information Services                   $   53    $    36
Coal Mining                                                   47         62
Other                                                          6          5
                                                          ------    -------
                                                          $  106    $   103
                                                          ======    =======

Communications and information services revenue for the three months ended June 30, 1999 increased 47% compared to the same period in 1998. New IP-related products which the Company began offering in late 1998 and early 1999, including private line, colocation and managed modem services, provided $18 million of revenue for the communications segment in 1999. The Company's purchase of XCOM Technologies, Inc. in April, 1998 provided $6 million of communications revenue in the second quarter of 1998 subsequent to the acquisition. A significant portion of XCOM's revenue is attributable to reciprocal compensation agreements with Bell Atlantic ("Bell Atlantic"). These agreements require the company originating a call to compensate the company terminating the call. The Federal Communication Commission ("FCC") has been considering whether local carriers are obligated to pay compensation to each other for the transport and termination of calls to Internet service providers when a local call is placed from an end user of one carrier to an Internet service provider served by the competing local exchange carrier. Recently, the FCC determined that it had no rule addressing inter-carrier compensation for these calls. The FCC also released for comment alternative federal rules to govern compensation for these calls in the future. If state commissions, the FCC or the courts determine that inter-carrier compensation does not apply, carriers may be unable to recover their costs or will be compensated at a significantly lower rate. In May, 1999 the Massachusetts Department of Public Utilities ruled that Bell Atlantic was no longer required to pay the established reciprocal compensation rates for certain services. As a result Level 3 has elected, effective at the beginning of the second quarter, not to recognize this revenue source until these uncertainties are resolved. Bell Atlantic has also notified the Company that it will be escrowing all amounts due the Company under the reciprocal compensation agreements until the issue is resolved. An unfavorable resolution to this matter may have a material adverse effect to the Company.

Revenues for the computer outsourcing and systems integration businesses increased 12% and 21% to $18 million and $17 million, respectively. Revenue attributable to new customers is primarily responsible for the increase for both the computer outsourcing and systems integration businesses.


Coal mining revenue decreased $15 million, or 24% in the second quarter of 1999 compared to the same period in 1998. The decrease was partially due to timing of shipments taken by Commonwealth Edison Company ("Commonwealth"). Commonwealth is obligated to purchase annually, minimum amounts of coal; however, it is Commonwealth's option as to when the coal will be purchased. Due to expiration of certain long-term coal contracts in 1998, 1999 coal revenue is expected to decline approximately 10% from 1998 levels.

If current market conditions continue, the Company will experience a significant decline in coal revenue and earnings beginning in 2001 as delivery requirements under long-term contracts decline as additional long-term contracts begin to expire.

Other revenue was consistent with 1998, and is primarily attributable to CPTC, a privately owned tollroad in southern California.

Cost of Revenue increased 65% in 1999 to $81 million from $49 million in 1998 primarily as a result of the increase in network expenses of $36 million in 1999 related to the communications business as compared to the same period in 1998. Cost of revenue for the communications business is expected to increase substantially in the future as the Company continues to increase the number of markets in which it offers services and the products available in each of those markets. The cost of revenue for the information services business was consistent with the corresponding increase in revenue. The cost of revenue for the coal business, as a percentage of revenue, increased approximately 7% due to the expiration of the high margin long-term contract in 1998.

Depreciation and Amortization expense increased to $51 million in 1999 from $10 million in 1998. The commencement of operations in 21 U.S. and 4 European markets and the completion of the initial installation of 11 local networks in the second half of 1998 and the first half of 1999 resulted in the higher depreciation expense in 1999. In addition, the amortization of goodwill attributable to the acquisitions of XCOM, BusinessNet and others contributed to the higher depreciation and amortization expense in 1999.

Selling, General and Administrative expenses increased significantly in 1999 to $157 million from $55 million in 1998 primarily due to the cost of activities associated with the expanding communications business. The Company incurred incremental compensation and travel costs for the substantial number of new employees that have been hired to implement the Business Plan. The total number of employees of the Company increased to over 3,200 at June 30, 1999. Professional fees, including legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with the Company's plans to expand services offered in U.S. and European cities, and consulting fees to develop and implement the Company's business support systems, also increased selling general and administrative expenses. In addition to the costs to expand the communications and information services businesses, the Company recorded $29 million of non-cash compensation expense in the second quarter of 1999 under SFAS No. 123 related to grants of stock options and warrants. General and administrative costs are expected to increase significantly in future periods as the Company continues to implement the Business Plan.

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

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in- process research and development charges) and other non-operating income or expenses. EBITDA was $8 million in 1998 and $(103) million in 1999. The primary reason for the decrease between periods is the significant increase in general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. See Consolidated Condensed Statements of Cash Flows.

Interest Income increased 27% in 1999 to $57 million from $45 million in 1998 as the Company's average cash, cash equivalents and marketable securities balance increased from approximately $3.2 billion during the second quarter of 1998 to approximately $4.6 billion during the second quarter of 1999. Pending utilization of the cash equivalents and marketable securities in implementing the Business Plan, the Company intends to invest the funds primarily in government and governmental agency securities. This investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Business Plan.

Interest Expense, net increased significantly from $36 million in 1998 to $45 million in 1999. Interest expense increased substantially due to the completion of the offering of $2 billion aggregate principal amount of 9.125% Senior Notes Due 2008 issued in April 1998 and $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 issued in December 1998. The amortization of debt issuance costs associated with the Senior Notes and Senior Discount Notes also increased interest expense in 1999. The Company capitalized $20 million and $1 million of interest expense on network construction and business support systems in the second quarter of 1999 and 1998, respectively.

Gain on Equity Investee Stock Transactions increased to $111 million in 1999 from $21 million in 1998. In the second quarter of 1999 RCN issued stock in a public offering and for certain transactions which diluted the Company's ownership of RCN from 40% at March 31, 1999 to 35% at June 30, 1999 but increased its proportionate share of RCN's net assets. The increase in the Company's proportionate share of RCN's net assets resulted in a pre-tax gain of $111 million for the Company in the second quarter of 1999. In 1998, the Company recognized a $21 million gain related to RCN stock activity.

Other Expense, net decreased in 1999 to $(7) million from $(25) million. Other expense consists primarily of the Company's share of losses incurred by the Company's equity method investees, principally RCN. RCN is incurring significant costs in developing its business plan including the acquisitions of several internet service providers. The Company recorded $26 million of equity losses attributable to RCN in the second quarter of 1999, as compared to $22 million in the second quarter of 1998. During the second quarter of 1999, the Company sold its equity position in Burlington Resources, which resulted in a pre-tax gain of $17 million. Also included in other expense are equity earnings in Commonwealth Telephone Enterprises, Inc., and realized gains and losses on the sale of other assets each not individually significant to the Company's results of operations.

Income Tax Benefit in 1999 differs from the statutory rate of 35% primarily due to losses incurred by the Company's international subsidiaries which cannot be included in the consolidated U.S. federal return, nondeductible goodwill amortization expense and state income taxes. The income tax benefit differs from the statutory rate in 1998 primarily due to the $30 million nondeductible
write-off  of  the  research  and   development   costs  acquired  in  the  XCOM
acquisition.

Six Months 1999 vs. Six Months 1998

Revenue for the six months ended June 30, is summarized as follows (in millions)

                                                            1999        1998

Communications and Information Services                    $   99      $   65
Coal Mining                                                    98         115
Other                                                          11          10
                                                           ------      ------
                                                           $  208      $  190
                                                           ======      ======

Communications and information services revenue increased from $65 million for the six months ended June 30, 1998 to $99 million for the six months ended June 30, 1999. In May, 1999 the Massachusetts Department of Public Utilities ruled that Bell Atlantic was no longer required to pay the established reciprocal compensation rates for certain services. As a result, Level 3 has elected not to recognize additional revenue, beginning in the second quarter, from these agreements until the uncertainties are resolved. An unfavorable resolution to this matter may have a material adverse effect to the Company. Systems integration revenue increased 10% to $32 million in 1999. Revenue for the computer outsourcing business increased from $30 million in 1998 to $34 million in 1999. Revenue attributable to new customers led to the increase in computer outsourcing and systems integration revenue.

Mining revenue in 1999 decreased to $98 million from $115 million in 1998 due to timing of shipments taken by Commonwealth Edison Company ("Commonwealth"). The purchase agreement with Commonwealth requires that minimum amounts of coal must be purchased, however, does not stipulate when the coal must be purchased. In addition, the expiration of a long-term contract in late 1998 will result in an approximate 10% decline in 1999 coal sales from 1998 levels.

Other revenue, was consistent with 1998, and is primarily attributable to CPTC, a privately owned tollroad in southern California.

Cost of Revenue increased $52 million or 57% to $143 million in 1999 as a result of the expanding communications business. In 1999 network expenses were $54 million as compared to $1 million in the prior year. The increase in costs is primarily attributable to the XCOM and GeoNet acquisitions, the costs associated with the Frontier and IXC Communications leases and costs attributable to the products the Company began offering in late 1998 and 1999. The cost of revenue, as a percentage of revenue, for the information services business increased slightly for the six months ended June 30, 1999 compared to the same period in 1998. The increase is primarily due to the costs incurred by the systems integration segment to transition from Year 2000 services to systems and software reengineering for IP related applications. The cost of revenue for the coal business as a percentage of revenue, increased due to the expiration of the high margin long-term contract in 1998.

Depreciation Expense increased from $12 million in 1998 to $76 million in 1999. The significant increase in the amount of assets placed in service during the last half of 1998 and first half of 1999 for the communications business resulted in the increase in depreciation expense. The acquisitions of XCOM, Geonet and BusinessNet in 1998 and 1999 resulted in goodwill amortization increasing from $4 million in 1998 to $16 million in 1999.

Selling, General and Administrative expenses increased significantly to $282 million in 1999 from $103 million in 1998 primarily due to the cost of activities associated with the expanding communications business. Compensation, travel and facilities costs increased substantially due to the additional employees that have been hired to implement the Business Plan. The total number of employees of the Company increased to over 3,200 at June 30, 1999. Professional fees, including legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with the Company's plans to expand services offered in U.S. and European cities and consulting fees incurred to develop and implement the Company's business support systems contributed to higher selling general and administrative expenses. In addition, the Company recorded $47 million of non-cash compensation in the first half of 1999 for expenses recognized under SFAS No. 123 related to grants of stock options and warrants, up from $11 million in 1998. As the Company continues to implement the Business Plan, general and administrative costs are expected to continue to increase significantly.

Write-off of In-Process Research and Development of $30 million in 1998 was the portion of the purchase price allocated to the telephone network-to-IP network bridge technology acquired by the Company in the XCOM transaction and was estimated through formal valuation. In accordance with generally accepted accounting principles, the $30 million was taken as a nondeductible charge against earnings in the second quarter of 1998.

EBITDA decreased from $7 million in 1998 to $(170) million in 1999. The primary reason for the decrease between periods is the significant increase in general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan.

Interest Income increased substantially from $71 million in 1998 to $107 million in 1999 primarily as a function of the Company's increasing average cash, cash equivalents and marketable securities balances. The average cash balance increased from approximately $2.6 billion during the first half of 1998 to approximately $4.2 billion during the first half of 1999. Pending utilization of the cash equivalents and marketable securities in implementing the Business Plan, the Company intends to invest the funds primarily in government and governmental agency securities. This investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Business Plan.

Interest Expense, net increased $58 million to $98 million in 1999 due to the completion of the offering of $2 billion aggregate principal amount of 9.125% Senior Notes Due 2008 in April, 1998 and $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 in the fourth quarter of 1998. The amortization of the related debt issuance costs also contributed to the increased interest expense in 1999. The Company capitalized $31 million and $1 million of interest expense on network construction and business support systems in the first half of 1999 and 1998, respectively.

Gain on Equity Investee Stock Transactions increased to $111 million during the first half of 1999. RCN issued stock in a public offering and for certain transactions which diluted the Company's ownership of RCN from 41% at December 31, 1998 to 35% at June 30, 1999. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $111 million from subsidiary stock sales for the Company in the first half of 1999. The Company recognized $21 million of gains for similar stock transactions of RCN in 1998.

Other Expense, net decreased to $(30) million in 1999 from $(47) million in 1998. Other expense consists of the Company's share of losses incurred by the Company's equity method investees, primarily RCN. RCN is incurring significant costs in developing its business plan including the acquisitions of several internet service providers. The Company recorded $53 million of equity losses attributable to RCN in the first half of 1999, as compared to $53 million in the first half of 1998. The Company also sold 1.2 million shares of Burlington Resources common stock, resulting in a pre-tax gain of $17 million for the Company in 1999. Equity earnings of Commonwealth Telephone Enterprises, Inc. and gains on the disposition of other assets were not individually significant in the first half of 1999 or 1998.

Income Tax Benefit in 1999 differs from the statutory rate of 35% primarily due to losses incurred by the Company's international subsidiaries which cannot be included in the consolidated U.S. federal return, nondeductible goodwill amortization expense and state income taxes. The income tax benefit in 1999 differs from the statutory rate in 1998 primarily due to the $30 million nondeductible write-off of the research and development costs acquired in the XCOM acquisition.

Discontinued Operations includes the one-time gain of $608 million recognized upon the distribution of the Construction Group to former Class C stockholder on March 31, 1998. Also included in discontinued operations is the gain, net of tax, of $324 million from the Company's sale of its energy assets to MidAmerican on January 2, 1998.

Financial Condition-June 30, 1999

The Company's working capital increased $291 million during 1999 from $3.5 billion at December 31, 1998 to $3.8 billion at June 30, 1999 primarily due to the $1.5 billion equity offering completed in March 1999, offset by capital expenditures for the communications network.

Cash (used in) provided by continuing operations increased from $(62) million in 1998 to $159 million in 1999 primarily due to the changes in components of working capital and an increase in interest income. Interest income increased in 1999 as a result of the proceeds received from the Senior Notes, Senior Discount Notes and the March 9, 1999 equity offering. The increase in cash provided by interest income was partially offset by the decrease in cash provided by operations for the semi-annual payment of interest on the Senior Notes. Interest payments on the Senior Discount Notes are deferred until 2004. An increase in the costs paid to implement the Business Plan also reduced cash provided by continuing operations.

Investing activities include the purchase of $3,275 million of marketable securities offset by the sales and maturities of securities of $2,769 million. The Company also incurred costs of $1,215 million for capital expenditures, primarily for the expanding communications business. In addition, the Company realized $11 million of proceeds from the sale of property, plant and equipment.

Financing sources in the first six months of 1999 consisted primarily of the net proceeds of $1.5 billion from the issuance of 28,750,000 shares of Common Stock, and the exercise of the Company's stock options for $13 million. The Company also repaid long-term debt of $4 million during the first half of 1999.

Liquidity and Capital Resources

Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has commenced the implementation of a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company is expanding substantially the business of its subsidiary, PKS
Information  Services,  Inc.,  ("PKSIS")  to create,  through a  combination  of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities- based communications network. The Company is designing its network based on IP technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The  development  of  the  Business  Plan  will  require   significant   capital
expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, will result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, there can be no assurance that the actual construction costs or the timing of the expenditures will not deviate from current estimates. The Company estimates that its capital expenditures in connection with the Business Plan will approximate $2.5 billion in 1999. The Company's current liquidity and the cost sharing agreement with INTERNEXT should be sufficient to fund the currently committed portions of the Business Plan.

The Company currently estimates that the implementation of the Business Plan, as currently contemplated, will require between $9 and $11 billion over the next 10 years. The Company's ability to implement the Business Plan and meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, sales or issuance of additional equity securities, or additional debt securities. The Senior Notes and Senior Discount Notes were issued under an indenture which permits the Company and its subsidiaries to incur substantial amounts of debt. The Company also has approximately $2 billion of unissued securities available under the "universal" shelf registration statement that was declared effective by the Securities and Exchange Commission in February, 1999. In addition, the Company may sell or dispose of existing businesses or investments to fund portions of the Business Plan. The Company may also sell or lease fiber optic capacity, or access to its conduits. There can be no assurance that the Company will be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits, or that proceeds from dispositions of the Company's assets will reflect the assets' intrinsic value. Further, there can be no assurance that expenses will not exceed the Company's estimates or that the financing needed will not likewise be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the Business Plan.

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

Level 3 Communications, LLC ("Level 3")

Level 3 Communications, LLC, uses software and related technologies throughout its business that may be affected by the date change in the Year 2000. The inability of systems to appropriately recognize the Year 2000 could result in a disruption of Level 3's operations. Level 3 has one main line of business: delivery of communications services to commercial clients over fiber optic cable. The delivery of service will be over Level 3 owned cable when the network construction is complete. In the interim, services will be delivered over both owned and leased lines.

Level 3 faces two primary Year 2000 issues with respect to its business. First, Level 3 must assess the readiness of its systems that are required to provide its customer's communications services ("Service Delivery Systems"). Second, Level 3 must evaluate the Year 2000 readiness of its internal business support systems ("Internal Business Support Systems"). Level 3 must also verify the readiness of the providers of the leased lines currently in use.

Level 3 has designated a full-time Year 2000 director in addition to establishing a program office staffed in part by experienced Year 2000 consultants. Level 3 is progressing through a comprehensive program to evaluate and address the effect of the Year 2000 on its Internal Business Support Systems, and the Service Delivery Systems. The plans' focus upon Year 2000 issues consists of the following phases:

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

(IV) Verification - Determining whether the conversions implemented in Phase III have resolved the Year 2000 problem so that date related calculations will function properly, both as individual units and on an integrated basis. This will culminate in an end-to-end system test to ensure that the customer services being delivered by Level 3 will function properly and that all support services necessary to business operations will be Year 2000 compliant.

(V) Contingency Plans - Establishment of alternative plans should any of the services or suppliers that Level 3 requires to do business fail to be Year 2000 ready.

With respect to its Year 2000 plans, Level 3 currently has activities underway in each of the five phases above. The current stage of activities varies based upon the type of component, system, and/or customer service at issue.


Business Functions                  Operational Effect      Current Status
--------------------------------------------------------------------------------
Customer Delivery Systems          Inability to deliver    Phases I to Phase V*
                                   Customer Services
Internal Business Support Systems  Failures of Internal    Phases I to Phase V*
                                   Support Services and
                                   Customer Billing

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

(III)Implementation - Completion of the necessary changes per vendor specifications,(that is, replacement or retirement) as outlined in Phase II.

(IV) Verification - With respect to PKSCS' internal support systems, determining whether the conversions implemented in Phase III have resolved the Year 2000 problem so that date related calculations will function properly, both as individual units and on an integrated basis.

(V)  Completion - The final rollout of components into an operational  unit.

With respect to its Year 2000 plans, PKSCS currently has activities underway in each of phases III through V. The current stage of activities varies based upon the type of component, system, and/or customer service at issue. Some PKSCS customers have delayed or postponed operating system upgrades to be performed by PKSCS as a result of the customer's delay in its application code remediation schedule.

PKSSI generally faces two primary Year 2000 issues with respect to its business. First, PKSSI provides a wide variety of information technology services to its customers which could potentially expose PKSIS to contractual liability for Year 2000 related risks if services are not performed in a timely or satisfactory manner. Second, PKSSI must evaluate and, if necessary, upgrade or replace its internal business support systems which may have date dependencies. PKSSI believes the primary internal systems affected by the Year 2000 issue which could have an impact on its business are desktop and network hardware and software. PKSSI previously completed its Year 2000 assessment of desktop hardware and software, and, based on vendor representations, determined that material upgrades or replacements were not required. PKSIS is continuing to validate these findings and currently plans to do so throughout the remainder of 1999. PKSSI is also in the process of communicating with its vendors to assess its servers and communications hardware for Year 2000 readiness.

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


Business               Current Areas of
Functions                   Focus            Operational Impact         Current Status
------------------------------------------------------------------------------------------------
Computer             Large & Mid-Range       Inability to continue      Mid Phase III to Phase V
Outsourcing Service  CPU                     critical processing of
                     OEM Software            customer's systemss
                     OS Systems
                     Network Equipment
                     Support Facilities

                     Internal  Support       Failures of critical       Mid Phase III to Phase V
                     Systems & Business      Internal Support
                     Processes               Services


Systems Integration  Internal Support        Failures of critical        Assessment of desktop
Services             Systems & Business      Internal Support            hardware and software has
                     Processes               Services                    been completed and is
                                                                         validated

                                                                         Assessment of services
                                                                         and communications hardware
                                                                         is expected to be completed
                                                                         by the end of the third quarter
                                                                         of 1999.

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

The expenses associated with PKSIS' Year 2000 efforts, as well as the related potential effect on PKSIS' earnings, are not expected to have a material effect on the future operating results or financial condition of Level 3. There can be no assurance,however,that the Year 2000 problem, and any loss incurred by any customers of PKS as a result of the Year 2000 problem, will not have a material adverse effect on Level 3's financial condition and results of operations.

With respect to the contingency plans for PKSCS, such plans generally fall into two categories. Concerning the internal support systems of PKSCS, PKSCS has certain redundant and backup facilities, such as on-site generators, water supply and pumps. PKSCS has undertaken contingency plans with respect to these internal systems by performing due diligence with the vendors of these systems in order to investigate the Year 2000 compliance status of these systems, and such systems are tested on a monthly basis. With respect to the operating systems obtained from third party vendors and maintained by PKSCS for its outsourcing customers,contingency plans are developed by PKSCS and its customers on a case by case basis as requested, contracted and paid for by PKSCS' customers. However, there is no contingency plan for the failure of operating system software to properly handle Year 2000 date processing. If the operating system software provided to PKSIS by third party vendors fails at the PKSCS Data Center, such vendor supplied software is expected to fail everywhere and no immediate work around could be supplied by PKSCS. In the event computer hardware supplied by PKSCS for its outsourcing customer fails, some customers have contracted for contingency plans through disaster recovery arrangements with a third party which supplies disaster recovery services.

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

Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to and policies regarding interest rate risk has not changed significantly from December 31, 1998.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments is $1,540 million as of June 30, 1999, which is significantly higher than their carrying value of $362 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $308 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company's Business Plan includes developing and constructing networks in Europe and Asia. As of June 30, 1999, the Company has invested significant amounts of capital in Europe and will continue to expand its presence in Europe and Asia in the second half of 1999. To date, the Company has not utilized financial instruments to minimize its exposure to foreign currency fluctuations. The Company will continue to analyze risk management strategies to reduce foreign currency exchange risk in the future.

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

               LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                       PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 27, 1999, the following matters were submitted to a vote:

1. To reelect the four Class II Directors to the Board of Directors of Level 3 for a three-year term until the 2002 Annual Meeting of Stockholders:


                                                       In Favor         Withheld

 William L. Grewcock                                   248,198,886       463,213
 Richard R. Jaros                                      248,172,548       489,551
 Robert E.  Julian                                     248,157,374       504,725
 David  C. McCourt                                     247,883,555       778,544

2. To adopt an amendment to Level 3's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 500 million to
   1.5 billion.


 Affirmative votes:             239,480,594
 Negative votes:                  8,756,054
 Abstentions:                       425,451


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits filed as part of this report are listed below.

 Exhibit
 Number

  27          Financial Data Schedule.


(b) The Company filed a Form 8-K on May 17, 1999, disclosing an open letter to stockholders from James Q. Crowe, Level 3's President and Chief Executive Officer. In the letter Mr. Crowe detailed a plan to sell 4,000 shares of Level 3 Common Stock each day for 250 consecutive days, for an aggregate total of 1,000,000 shares.

The Company also filed a Form 8-K on June 3, 1999, reporting that on May 27, 1999, the Board of Directors had approved an amendment and restatement of the Company's By-laws and to reflect the approval by the Company's stockholders to increase the number of authorized shares of common stock, par value $.01 per share, from 500 million to 1.5 billion.



                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   LEVEL 3 COMMUNICATIONS, INC.


Dated: August 10, 1999                             \s\ Eric J. Mortensen
                                                   Eric J. Mortensen
                                                   Controller and Principal
                                                   Accounting Officer

                LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

 Exhibit
  No.

  27           Financial Data Schedule.