Form 10-Q
period 1999-09-30
LEVEL 3 COMMUNICATIONS INC
filed 1999-11-08
CIK 794323

FORM 10-Q

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549


(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended September 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each class of the issuer's common stock, as of October 29, 1999:

                      Common Stock 341,076,021 shares

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

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures
Index to Exhibits



                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                (unaudited)



                                                     Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
(dollars in millions, except share data)             1999          1998      1999         1998
------------------------------------------------------------------------------------------------
Revenue                                             $ 134         $ 106     $  342        $  296

Costs and Expenses:
   Cost of revenue                                    100            47        243           138
   Depreciation and amortization                       63            15        155            31
   Selling, general and administrative expenses       178            96        460           199
   Write-off of in-process research & development       -             -          -            30
                                                    -----         -----      -----         -----
     Total costs and expenses                         341           158        858           398
                                                    -----         -----      -----         -----

Loss from Operations                                 (207)          (52)      (516)         (102)

Other Income (Expense):
   Interest income                                     51            53        158           124
   Interest expense, net                              (34)          (46)      (132)          (86)
   Gain on equity investee stock transactions           5             4        116            25
   Other, net                                         (35)          (31)       (65)          (78)
                                                    -----         -----      -----         -----
     Total other income (expense)                     (13)          (20)        77           (15)
                                                    -----         -----      -----         -----

Loss Before Income Taxes and
   Discontinued Operations                           (220)          (72)      (439)         (117)

Income Tax Benefit                                     73            23        143            28
                                                    -----         -----      -----         -----

Loss from Continuing Operations                      (147)          (49)      (296)          (89)

Discontinued Operations:
   Gain on split-off of Construction Group              -             -          -           608
   Gain on disposition of energy business,
     net of income tax expense of $175                  -             -          -           324
                                                    -----         -----      -----         -----
   Earnings from discontinued operations                -             -          -           932
                                                    -----         -----      -----         -----
Net Earnings (Loss)                                 $(147)        $ (49)     $(296)        $ 843
                                                    =====         =====      =====         =====

Earnings (Loss) Per Share (Basic and Diluted):
   Continuing operations                            $(.43)        $(.16)     $(.89)        $(.30)
                                                    =====         =====      =====         =====
   Discontinued operations                          $   -         $   -      $   -         $3.11
                                                    =====         =====      =====         =====
   Net earnings (loss)                              $(.43)        $(.16)     $(.89)        $2.81
                                                    =====         =====      =====         =====
   Net earnings (loss), excluding gain on
     split-off of Construction Group                $(.43)        $(.16)     $(.89)        $ .78
                                                    =====         =====      =====         =====

------------------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (unaudited)

                                              September 30,        December 31,
(dollars in millions, except share data)          1999                 1998
--------------------------------------------------------------------------------
Assets

Current Assets
   Cash and cash equivalents                  $  1,486              $   842
   Marketable securities                         2,732                2,863
   Restricted cash and securities                  528                   32
   Accounts receivable, net                        118                   57
   Income taxes receivable                         163                   54
   Other                                            43                   29
                                               -------              -------
Total Current Assets                             5,070                3,877

Property, Plant and Equipment, net               3,072                1,061

Investments                                        363                  323

Other Assets, net                                  330                  261
                                              --------              -------
                                              $  8,835              $ 5,522
                                              ========              =======
-------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                                (unaudited)


                                             September 30,        December 31,
(dollars in millions, except share data)         1999                 1998
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                           $   653              $    276
   Current portion of long-term debt                6                     5
   Accrued payroll and employee benefits           62                    16
   Accrued interest                                81                    33
   Deferred revenue                                84                     1
   Other                                           53                    39
                                               ------               -------
Total Current Liabilities                         939                   370

Long-Term Debt, less current portion            3,977                 2,641

Deferred Income Taxes                              40                    86

Accrued Reclamation Costs                          97                    96

Other Liabilities                                 251                   164

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.01 par value, authorized
   10,000,000 shares;
   no shares outstanding in 1999 and 1998          -                     -
 Common Stock:
   Common Stock, $.01 par value, authorized
     1,500,000,000 shares;
     340,689,116 shares outstanding in 1999
     and 307,874,706 outstanding in 1998           3                     3
   Class R, $.01 par value, authorized
     8,500,000 shares;
     no shares outstanding in 1999 and 1998        -                     -
 Additional paid-in capital                    2,435                   765
 Accumulated other comprehensive (loss)
   income                                         (4)                    4
 Retained earnings                             1,097                 1,393
                                              -------               ------
Total Stockholders' Equity                     3,531                 2,165
                                             -------               -------
                                             $ 8,835               $ 5,522
                                             =======               =======

--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                                (unaudited)

                                                           Nine Months Ended
                                                              September 30,
(dollars in millions)                                      1999          1998
------------------------------------------------------------------------------
Cash flows from continuing operations:
   Net cash provided by continuing operations           $   408       $   128

Cash flows from investing activities:
   Proceeds from sales and maturities of
    marketable securities                                 4,369         2,882
   Purchases of marketable securities                    (4,254)       (5,132)
   Capital expenditures                                  (2,154)         (409)
   Investments                                               (3)          (24)
   Proceeds from sale of property, plant and
    equipment and other investments                          11            26
   Other                                                      1             -
                                                         ------        ------
     Net cash used in investing activities               (2,030)       (2,657)

Cash flows from financing activities:
   Issuance of long-term debt, net of issuance costs      1,250         1,937
   Payments on long-term debt including current portion      (5)           (7)
   Increase in cash and restricted securities              (495)            -
   Issuances of common stock                              1,498            21
   Proceeds from exercise of stock options                   18             7
   Exchange of Class C Stock for Common Stock, net            -           122
                                                         ------        ------
     Net cash provided by financing activities            2,266         2,080

Cash flows from discontinued operations:
   Proceeds from sale of energy operations,
    net of income tax payments of $144 million                -         1,015
                                                         ------        ------
     Net cash provided by discontinued operations             -         1,015
                                                         ------        ------

Net change in cash and cash equivalents                     644           566

Cash and cash equivalents at beginning of year              842            87
                                                         ------        ------

Cash and cash equivalents at end of period              $ 1,486        $  653
                                                        =======        ======


The  activities  of the  Construction  & Mining Group have been removed from the consolidated  condensed statements of cash flows in 1998. The Construction Group had cash flows of ($62) million for the three months ended March 31, 1998.
--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

             LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
       Consolidated Statement of Changes in Stockholders' Equity
               For the nine months ended September 30, 1999
                           (unaudited)


                                                                 Accumulated
                                                  Additional        Other
                                    Common         Paid-in      Comprehensive      Retained
(dollars in millions)                Stock         Capital      Income (Loss)      Earnings         Total
----------------------------------------------------------------------------------------------------------
Balance at
   December 31, 1998                $    3        $    765       $    4            $ 1,393         $ 2,165

Common Stock:
   Issuances, net                        -           1,504            -                  -           1,504
   Stock options exercised               -              18            -                  -              18
   Stock option grants                   -              88            -                  -              88
   Income tax benefit from
     exercise of options                 -              60            -                  -              60

Net Loss                                 -               -            -               (296)           (296)

Other Comprehensive Loss                 -               -           (8)                 -              (8)
                                    ------         -------       ------             ------          ------

Balance at September 30, 1999       $    3         $ 2,435       $   (4)           $ 1,097         $ 3,531
                                    ======         =======       ======            =======         =======

-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)


                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
(dollars in millions)                                    1999          1998         1999         1998
-----------------------------------------------------------------------------------------------------
Net (Loss) Earnings                                    $ (147)       $  (49)       $ (296)      $ 843

Other Comprehensive Income (Loss) Before Tax:
   Foreign currency translation adjustments                 9             -             1           1

   Unrealized holding loss arising during period            -            (4)           (2)         (1)

   Reclassification adjustment for gains
      included in net (loss) earnings                       -             -           (12)         (8)
                                                        -----         -----         -----       -----
Other Comprehensive Income (Loss) Before Tax                9            (4)          (13)         (8)

Income Tax (Expense) Benefit Related to Items of
   Other Comprehensive Income (Loss)                       (3)            1             5           3
                                                        -----         -----         -----       -----

Other Comprehensive Income (Loss) Net of Taxes              6            (3)           (8)         (5)
                                                        -----         -----         -----       -----

Comprehensive (Loss) Income                            $ (141)        $ (52)        $(304)      $ 838
                                                       ======         =====         =====       =====

------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

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

The Company has embarked on a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services in the United States, Europe and Asia. To reach this goal, the Company is expanding substantially the business of its PKS Information Services, Inc. subsidiary and creating, through a combination of construction, purchase and leasing of facilities and other assets, an international, end-to-end, facilities-based communications network (the "Business Plan"). The Company is building the network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

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

On May 1, 1998, the Company's Board of Directors changed Level 3's fiscal year end from the last Saturday in December to a calendar year end. The additional four days for the period ending September 30, 1998, were not material to the overall results of operations and cash flows.

The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results expected for the full year.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.

2.     Reorganization - Discontinued Construction Operations

Prior to March 31, 1998, the Company had a two-class capital structure. The Company's Class C Stock reflected the performance of the Construction Group and the Class D Stock reflected the performance of the other businesses, including communications, information services and coal mining. In 1997 the Board of Directors of Level 3 approved a proposal for the separation of the Construction Group from the other operations of the Company through a split-off of the Construction Group (the "Split-off"). In December 1997, the Company's stockholders approved the Split-off and in March 1998, the Company received a ruling from the Internal Revenue Service that stated the Split-off would be tax-free to U.S. stockholders. The Split-off was effected on March 31, 1998. As a result of the Split-off, the Company no longer owns any interest in the Construction Group. Accordingly, the separate financial statements and management's discussion and analysis of financial condition and results of operations of Peter Kiewit Sons', Inc. should be obtained to review the results of operations of the Construction Group for the three months ended March 31, 1998.

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

In connection with the Split-off, the Class D Stock became the common stock of Level 3 Communications, Inc. ("Common Stock"), and shortly thereafter, began trading on the Nasdaq National Market under the symbol "LVLT".


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


4.     Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed using the weighted average number of shares during each period. The Company had a loss from continuing operations for the three and nine month periods ended September 30, 1999 and 1998. Therefore, the dilutive impact of the Convertible Subordinated Notes and the 21,534,433 options and warrants outstanding at September 30, 1999 and 19,690,144 options and warrants outstanding at September 30, 1998 have not been included in the computation of diluted earnings (loss) per share because the resulting computation would have been anti-dilutive.

Effective August 10, 1998, the Company issued a dividend of one share of Level 3 Common Stock for each share of Level 3 Common Stock outstanding. All share information and per share data have been restated to reflect the stock dividend.

The following details the earnings (loss) per share calculations for Level 3 Common Stock:


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                     1999         1998         1999         1998
----------------------------------------------------------------------------------------------------------------
Loss From Continuing Operations (in millions)                     $   (147)    $   (49)      $  (296)    $   (89)
Discontinued Operations:
   Gain on Split-off of Construction Group                               -           -             -         608
   Earnings from Discontinued Energy Operations                          -           -             -         324
                                                                  --------     -------       -------     -------
    Earning from Discontinued Operations                                -           -             -         932
                                                                  --------     -------       -------     -------
Net Earnings (Loss)                                               $   (147)    $   (49)      $  (296)    $   843
                                                                  ========     =======       =======     =======

Total Number of Weighted Average Shares
   Outstanding Used to Compute Basic and
   Diluted Earnings Per Share (in thousands)                       340,298     306,515       332,039     300,151
                                                                   =======     =======       =======     =======
Earnings (Loss) Per Share (Basic and Diluted):
   Continuing operations                                           $  (.43)    $  (.16)      $  (.89)    $  (.30)
                                                                   =======     =======       =======     =======
   Discontinued operations                                         $     -     $     -       $     -     $  3.11
                                                                   =======     =======       =======     =======
   Net earnings (loss)                                             $  (.43)    $  (.16)      $  (.89)    $  2.81
                                                                   =======     =======       =======     =======
   Net earnings (loss), excluding gain on Split-off
     of Construction Group                                         $  (.43)    $  (.16)      $  (.89)    $   .78
                                                                   =======     =======       =======     =======

----------------------------------------------------------------------------------------------------------------

5.     Acquisitions

On January 5, 1999, Level 3 acquired BusinessNet Ltd. ("BusinessNet"), a leading London-based Internet service provider in a largely stock-for-stock transaction valued at $12 million and accounted for as a purchase. After completion of certain adjustments, the Company agreed to issue approximately 400,000 shares of Common Stock and paid $1 million in cash in exchange for all of the issued and outstanding shares of BusinessNet's capital stock. Of the approximately 400,000 shares Level 3 agreed to issue in connection with the acquisition, approximately 150,000 shares of Level 3 Common Stock have been pledged to Level 3 to secure certain indemnification obligations of the former BusinessNet stockholders. In October 1999, Level 3 released approximately 42,000 shares pursuant to the acquisition agreement. The pledge of the remaining shares will terminate approximately 18 months from the acquisition date, unless otherwise extended pursuant to the terms of the acquisition agreement. Liabilities exceeded assets acquired, and goodwill of $16 million was recognized from the transaction which is being amortized over five years.

On April 23, 1998, the Company acquired XCOM Technologies, Inc. ("XCOM"), a privately held company that has developed technology which provides certain key components necessary for the Company to develop an interface between its Internet Protocol-based network and the existing public switched telephone network. The Company issued approximately 5.3 million shares of Level 3 Common Stock and 0.7 million options and warrants to purchase Level 3 Common Stock in exchange for all the stock, options and warrants of XCOM.

The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $115 million was originally allocated to in-process research and development and was taken as a nondeductible charge to earnings in the second quarter of 1998. The purchase price exceeded the fair value of the net assets acquired by $30 million which was recognized as goodwill.

In October 1998, the Securities and Exchange Commission ("SEC") issued new guidelines for valuing acquired research and development which are applied retroactively. The Company believes its accounting for the acquisition was made in accordance with generally accepted accounting principles and established appraisal practices at the time of the acquisition. However, due to the significance of the charge relative to the total value of the acquisition, the Company reviewed the facts with the SEC. Consequently, using the revised guidelines and assumptions, the Company reduced the charge for in-process research and development from $115 to $30 million, and increased the related goodwill by $85 million. The goodwill associated with the XCOM transaction is being amortized over a five year period. The results for the three and nine months ended September 30, 1998 have been restated to reflect the reduced charge for in-process research and development and increased amortization expense.

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

For the Company's acquisitions, the excess purchase price over the fair market value of the underlying assets was allocated to goodwill and other intangible assets and property based upon preliminary estimates of fair value. The final purchase price allocation for XCOM did not vary significantly from preliminary estimates. The Company does not believe that the final purchase price allocation will vary significantly from the preliminary estimates for the entities acquired after September 30, 1998.

6.     Property, Plant and Equipment, net

Construction in Progress

The Company is currently constructing its communications network. Costs associated directly with the uncompleted network and interest expense incurred during construction are capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. Certain gateway facilities, local networks and operating equipment have been placed in service during 1999. These assets are being depreciated over their useful lives, primarily ranging from 3-25 years. As other segments of the network are placed in service, the assets will be depreciated over their useful lives.

The Company is currently developing business support systems required for its Business Plan. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project and interest costs incurred when developing the business support systems are capitalized. Upon completion of the projects, the total costs of the business support systems are amortized over their useful lives of 3 years.

For the nine months ended September 30, 1999, the Company invested $2,021 million in its communications business, including $825 million on the U.S. intercity network, $464 million on international networks, $144 million on transoceanic networks and $419 million on gateway facilities and local networks.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant and Equipment below.

                                                        Accumulated     Book
(dollars in millions)                         Cost     Depreciation     Value
--------------------------------------------------------------------------------
September 30, 1999

Land and Mineral Properties                  $   41      $  (16)        $   25
Facility and Leasehold Improvements:
   Communications                               162          (4)           158
   Information Services                          26          (3)            23
   Coal Mining                                   73         (63)            10
   CPTC                                          91          (8)            83
Operating Equipment:
   Communications                               369         (64)           305
   Information Services                          59         (36)            23
   Coal Mining                                  115        (104)            11
   CPTC                                          17          (6)            11
Network Construction Equipment                   91          (7)            84
Furniture and Office Equipment                  103         (33)            70
Other                                           126         (31)            95
Construction-in-Progress                      2,174           -          2,174
                                             ------       -----         ------
                                             $3,447       $ 375         $3,072
                                             ======       =====         ======

December 31, 1998

Land and Mineral Properties                  $   37       $ (16)        $   21
Facility and Leasehold Improvements:
   Communications                                80          (1)            79
   Information Services                          24          (2)            22
   Coal Mining                                   74         (61)            13
   CPTC                                          91          (5)            86
Operating Equipment:
   Communications                               245         (18)           227
   Information Services                          53         (30)            23
   Coal Mining                                  119        (104)            15
   CPTC                                          17          (4)            13
Network Construction Equipment                   46          (1)            45
Furniture and Office Equipment                   67         (10)            57
Other                                            72          (2)            70
Construction-in-Progress                        390           -            390
                                            -------      ------         ------
                                            $ 1,315      $ (254)        $1,061
                                            ======       ======         ======
--------------------------------------------------------------------------------

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

On September 30, 1999, Level 3 owned approximately 35% and 48% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in the two entities was $1,092 million and $468 million, respectively, on September 30, 1999.

The Company recognizes gains from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees in its statement of operations. During 1999, RCN issued stock in a public offering and for certain transactions which diluted the Company's ownership of RCN from 41% at December 31, 1998 to 35% at September 30, 1999. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $5 million and $116 million for the Company for the three and nine months ended September 30, 1999. The Company also recognized a gain of $4 million and $25 million for the three and nine months ended September 30, 1998 related to stock transactions of RCN.

In October 1999, RCN announced that Vulcan Ventures, Inc. had agreed to invest $1.65 billion in RCN. This transaction, expected to close during the first quarter of 2000, is in the form of preferred stock convertible to 26.6 million shares of RCN common stock. The preferred shares must be converted to common shares within a three to seven year period at $62 per share. Level 3, based on current market conditions, expects to recognize a significant gain when Vulcan Ventures, Inc. converts its RCN preferred stock to RCN common stock.

The following is summarized financial information of RCN and Commonwealth Telephone for the three and nine months ended September 30, 1999 and 1998, and as of September 30, 1999 and December 31, 1998 (in millions):

                                                     Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
Operations                                           1999          1998           1999         1998
---------------------------------------------------------------------------------------------------
RCN Corporation:
   Revenue                                         $   70         $   58         $  204     $  148
   Net loss available to common shareholders          (96)           (53)          (232)      (170)

   Level 3's share:
     Net loss                                         (37)           (22)           (89)       (75)
     Goodwill amortization                              -              -             (1)         -
                                                    -----          -----         ------      -----
       Equity in net loss                           $ (37)         $ (22)        $  (90)     $ (75)
                                                    =====          =====         ======      =====
Commonwealth Telephone Enterprises:
   Revenue                                          $  68          $  58         $  192      $ 167
   Net income available to common shareholders          6              3             17         12

   Level 3's share:
     Net income                                         3              2              8          6
     Goodwill amortization                              -              -             (1)        (1)
                                                    -----          -----         ------      -----
       Equity in net income                         $   3          $   2         $    7      $   5
                                                    =====          =====         ======      =====
---------------------------------------------------------------------------------------------------

                                                                   Commonwealth
                                                   RCN              Telephone
                                               Corporation         Enterprises
Financial Position                          1999       1998        1999     1998
--------------------------------------------------------------------------------
Current assets                             $ 1,704    $ 1,093    $   85    $  79
Other assets                                 1,150        815       403      354
                                           -------    -------    ------    -----
   Total assets                              2,854      1,908       488      433

Current liabilities                            192        178        84       85
Other liabilities                            1,766      1,282       262      223
Minority interest                              129         77         -        -
Preferred stock                                249          -         -        -
                                           -------    -------    ------    -----
 Total liabilities and preferred stock       2,336      1,537       346      308
                                           -------    -------    ------    -----
  Common Equity                            $   518    $   371    $  142    $ 125
                                           =======    =======    ======    =====

Level 3's share:
 Equity in net assets                      $   184    $   150    $   68    $  60
 Goodwill                                       26         34        54       56
                                           -------    -------    ------    -----
                                           $   210    $   184    $  122    $ 116
                                           =======    =======    ======    =====
--------------------------------------------------------------------------------

Investments at September 30, 1999 and December 31, 1998 also include $23 million for the Company's investment in the Pavilion Towers office buildings in Aurora, Colorado.

8.     Other Assets, net

At September 30, 1999 and December 31, 1998 other assets consisted of the following:

(in millions)                                                     1999             1998
----------------------------------------------------------------------------------------
Goodwill:
   XCOM, net of accumulated amortization of $32 and $15         $   80            $  100
   GeoNet, net of accumulated amortization of $3 and $1             18                20
   BusinessNet, net of accumulated amortization of $3 and $-        13                 -
   Other, net of accumulated amortization of $5 and $1              15                19
Prepaid Network Assets                                              51                 -
Deferred Debt Issuance Costs                                       106                67
Deferred Development and Financing Costs                            15                15
Unrecovered Mine Development Costs                                  14                15
Leases                                                               6                 9
Timberlands                                                          3                 3
Other                                                                9                13
                                                                ------            ------
   Total other assets                                           $  330            $  261
                                                                ======            ======
----------------------------------------------------------------------------------------


9.     Long-Term Debt

6% Convertible Subordinated Notes

On September 14, 1999, the Company received $798 million of proceeds, after transaction costs, from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009 ("Subordinated Notes"). The Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the notes accrues at 6% per year and is payable each year in cash on March 15 and September 15. The principal amount of the notes will be due on September 15, 2009. The Subordinated Notes may be converted into shares of common stock of the Company at any time prior to maturity, unless the Company has caused the conversion rights to expire. The conversion rate is 15.3401 shares per each $1,000 principal amount of Subordinated Notes, subject to adjustment in certain circumstances. On or after September 15, 2002, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period.

Debt issuance costs of $25 million were capitalized and are being amortized as interest expense over the term of the Subordinated Notes.

Senior Secured Credit Facilities

On September 30, 1999, certain Level 3 subsidiaries entered into $1.375 billion of secured credit facilities ("Senior Secured Credit Facilities"). The facilities are comprised of a senior secured revolving credit facility in the amount of $650 million and a two-tranche senior secured term loan facility aggregating $725 million. The secured term loan facility consists of a $450 million tranche A and a $275 million tranche B term loan facilities.

On September 30, 1999, Level 3 borrowed $475 million under the secured term loan facility. The $475 million and prepaid interest have been placed in an interest bearing escrow account until the Company receives the remaining state regulatory approvals necessary to close this financing. The Company expects to receive all the necessary regulatory approvals during the fourth quarter of 1999.

The obligations under the revolving credit facility are secured by substantially all the assets of Level 3 and, subject to certain exceptions, its wholly owned domestic subsidiaries (other than the borrower under the term loan facilities). Such assets will also secure a portion of the term loan facilities. Additionally, all obligations under the term loan facilities will be secured by the equipment that is purchased with the proceeds of the term loan facilities.

Amounts drawn under the secured credit facility will bear interest, at the option of the Company, at the alternate base rate or reserve-adjusted LIBOR plus applicable margins. The applicable margins for the revolving credit facility and tranche A term loan facility range from 50 to 175 basis points over the alternate base rate and from 150 to 275 basis points over LIBOR and are fixed for the tranche B term loan facility at 2.5% over the alternate base rate and 3.5% over LIBOR. Interest and commitment fees on the revolving credit facility and the term loan facilities are payable quarterly with specific rates determined by actual borrowings under each facility.

The revolving credit facility provides for automatic and permanent quarterly reductions of the amount available for borrowing under that facility, commencing at $17.25 million on March 31, 2004, and increasing to approximately $61 million per quarter. The tranche A term loan facility amortizes in consecutive quarterly payments beginning on March 31, 2004, commencing at $9 million per quarter and increasing to $58.5 million per quarter. The revolving credit facility and tranche A term loan facility mature on September 30, 2007. The tranche B term loan facility amortizes with substantially all of the scheduled payments due in equal amounts from March 31, 2007 to January 15, 2008.

The Senior Secured Credit Facilities contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. Level 3 and the borrowers must also comply with specific financial and operational tests and maintain certain financial ratios.

Debt Issuance costs of $23 million were capitalized and will be amortized as interest expense over the terms of Senior Secured Credit Facilities.

Level 3 currently intends to use the proceeds from the Senior Secured Credit Facilities and Subordinated Notes for working capital, capital expenditures and other general corporate purposes in connection with the implementation of its business plan, including the acquisition of telecommunications assets.

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

10.5% Senior Discount Notes

On December 2, 1998, the Company sold $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 ("Senior Discount Notes"). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long term debt. Interest on Senior Discount Notes accretes at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million by December 1, 2003. Cash interest will not accrue on the Senior Discount Notes prior to December 1, 2003; however, the Company may elect to commence the accrual of cash interest on all outstanding Senior Discount Notes on or after December 1, 2001. Accrued interest expense for the nine months ended September 30, 1999 on the Senior Discount Notes of $40 million was added to long-term debt.

Debt issuance costs of $14 million have been capitalized and are being amortized as interest expense over the term of the Senior Discount Notes.

The Company capitalized $35 and $65 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three and nine months ended September 30, 1999 and $5 million and $6 million for the three and nine months ended September 30, 1998.

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

Non-Qualified Stock Options and Warrants

The Company granted 55,100 nonqualified stock options with a fair value of $1 million ("NQSO") to employees during the nine months ended September 30, 1999. The expense recognized for the three and nine months ended September 30, 1999 for NQSOs and warrants outstanding at September 30, 1999 in accordance with SFAS No. 123 was $1 million and $5 million, respectively. In addition to the expense recognized, the Company capitalized less than $1 million and $1 million of non-cash compensation costs for the three and nine months ended September 30, 1999, respectively, related to NQSOs and warrants for employees directly involved in the construction of the Internet Protocol network and the development of the business support systems. As of September 30, 1999, the Company had not recognized $7 million of compensation costs for NQSOs and warrants granted in 1998 and 1999. The Company recognized $3 million and $9 million of expense for the three and nine months ended September 30, 1998 for NQSOs and warrants granted during the nine months ended September 30, 1998. In addition to the expense recognized, the Company capitalized $1 million of non-cash compensation costs for the three and nine months ended September 30, 1998.

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

The fair value recognized under SFAS No. 123 for the 2,309,247 OSOs granted to employees for services performed for the nine months ended September 30, 1999 was $139 million. The Company recognized $35 million and $74 million of compensation expense for the three and nine months ended September 30, 1999 for OSOs granted in 1999 and 1998. In addition to the expense recognized, $2 million and $5 million of non-cash compensation was capitalized for the three and nine months ended September 30, 1999 for employees directly involved in the construction of the Internet Protocol network and development of business support systems. As of September 30, 1999, the Company had not recognized $99 million of compensation costs for OSOs granted in 1998 and 1999. The Company recognized $9 million and $14 million of expense for the three and nine months ended September 30, 1998 for OSOs outstanding at September 30, 1998. In addition to the expense recognized the Company capitalized $1 million of non-cash compensation for the three and nine months ended September 30, 1998.

Shareworks and Restricted Stock

The Company recorded $3 million and $7 million of non-cash compensation expense for the three and nine months ended September 30, 1999 related to the Shareworks and restricted stock programs adopted in the third quarter of 1998. As of September 30, 1999, the Company had not recognized $9 million of compensation costs for Shareworks and restricted stock granted in 1998 and 1999. The non-cash compensation expense for the Shareworks and restricted stock programs was less than $1 million for the three and nine months ended September 30, 1998.

11.    Stockholders' Equity

On March 9, 1999 the Company closed the offering of 28.75 million shares of its Common Stock through an underwritten public offering. The net proceeds from the offering of approximately $1.5 billion after underwriting discounts and offering expenses will be used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's Business Plan.

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

The information presented in the table below includes information for the three and nine month periods ended September 30, 1999 and 1998 for all income statement and cash flow information presented and as of September 30, 1999 and December 31, 1998 for all balance sheet information presented.


                              Communications & Information Services
                                             Computer        Systems        Coal
(dollars in millions)      Communications   Outsourcing    Integration     Mining       Other       Total
---------------------------------------------------------------------------------------------------------
1999

Three Months Ended September 30, 1999

Revenue                      $    36           $    17        $    16        $   60       $  5       $  134
EBITDA                          (105)                4             (4)           25        (25)        (105)
Capital Expenditures             903                 2              -             1         33          939
Depreciation and
   Amortization                   51                 3              1             2          6           63

Nine Months Ended September 30, 1999

Revenue                      $    69           $    51        $    48         $ 158      $   16      $  342
EBITDA                          (272)               11             (7)           64         (71)       (275)
Capital Expenditures           2,021                 7              1             1         124       2,154
Depreciation and
   Amortization                  111                 7              4             4          29         155

1998

Three Months Ended September 30, 1998

Revenue                      $     8            $   16         $   13         $  63       $   6       $ 106
EBITDA                           (39)                3             (4)           27         (12)        (25)
Capital Expenditures             243                 1              -             -          21         265
Depreciation and
   Amortization                    9                 2              -             1           3          15

Nine Months Ended September 30, 1998

Revenue                      $    14            $   46         $    42        $  178      $  16       $  296
EBITDA                           (68)               11              (7)           73        (27)         (18)
Capital Expenditures             350                10               3             1         45          409
Depreciation and
   Amortization                   14                 6               1             4          6           31

Identifiable Assets
   September 30, 1999        $ 3,119            $   63         $    51        $  347      $5,255       $8,835
   December 31, 1998           1,072                59              42           362       3,987        5,522
-------------------------------------------------------------------------------------------------------------

The following information provides a reconciliation of EBITDA to loss from continuing operations for the three and nine months ended September 30, 1999 and 1998:

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
(in millions)                                                       1999         1998         1999         1998
-----------------------------------------------------------------------------------------------------------------
EBITDA                                                            $  (105)      $  (25)      $ (275)      $  (18)
Depreciation and Amortization Expense                                 (63)         (15)        (155)         (31)
Non-Cash Compensation Expense                                         (39)         (12)         (86)         (23)
Write-off of In-Process Research and Development                        -            -            -          (30)
                                                                  -------       ------        -----       ------
         Loss from Operations                                        (207)         (52)        (516)        (102)

Other (Expense) Income                                                (13)         (20)          77          (15)
Income Tax Benefit                                                     73           23          143           28
                                                                  -------       ------       ------       ------

Loss from Continuing Operations                                   $  (147)      $  (49)      $ (296)      $  (89)
                                                                  =======       ======       ======       ======
----------------------------------------------------------------------------------------------------------------



13.    Related Party Transactions

Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 1999 and 1998. These projects include the intercity network, local loops and gateway sites, the Company's new corporate headquarters in Colorado and a new data center in Tempe, Arizona. Kiewit provided approximately $592 million and $37 million of construction services related to these projects in the first nine months of 1999 and 1998, respectively.

Level 3 also receives certain mine management services from Kiewit. The expense for these services was $9 million and $23 million for the three and nine months ended September 30, 1999, respectively and $10 million and $27 million for the three and nine months ended September 30, 1998, respectively, and is recorded in selling, general and administrative expenses.


14.    Other Matters

Prior to the Split-off, as of January 1 of each year, holders of Class C Stock had the right to convert Class C Stock into Class D Stock, subject to certain conditions. In January 1998, holders of Class C Stock converted 2.3 million shares, with a redemption value of $122 million, into 21 million shares of Class D Stock (now known as Common Stock).

In August 1999 the Company was named as a defendant in Schweizer vs. Level 3 Communications, Inc. et. al., a purported national class action, filed in the District Court, County of Boulder, State of Colorado which involves the
Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class action assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a national class of owners of land over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. Although the Company is not aware of any additional similar claims, the issues in the Schweizer litigation that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of this litigation, management believes that the Company has substantial defenses to the claims asserted in the Schweizer action (and any similar claims which may be named in the future), and intends to defend them vigorously.

The Company is involved in various other lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position, future results of operations or future cash flows.

Level 3 filed with the Securities and Exchange Commission a "universal" shelf registration statement covering up to $3.5 billion of common stock, preferred stock, debt securities and depositary shares that became effective February 17, 1999. On March 9, 1999 the Company received approximately $1.5 billion from the sale of 28.75 million shares of Common Stock and on September 14, 1999 the Company sold $823 million aggregate principal amount of its 6% Convertible Subordinated Notes under the "universal" shelf registration statement.

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

Recent Developments

BusinessNet Ltd. Acquisition

On January 5, 1999, Level 3 acquired BusinessNet Ltd., a leading London-based Internet service provider in a largely stock-for-stock transaction valued at $12 million and accounted for as a purchase. After completion of certain adjustments, the Company agreed to issue approximately 400,000 shares of Common Stock and paid $1 million in cash in exchange for all of the issued and outstanding shares of BusinessNet's capital stock. Of the approximately 400,000 shares Level 3 agreed to issue in connection with the acquisition, approximately 150,000 shares of its common stock have been pledged to Level 3 to secure certain indemnification obligations of the former BusinessNet stockholders. In October 1999, Level 3 released approximately 42,000 shares pursuant to the acquisition agreement. The pledge of the remaining shares will terminate approximately 18 months from the transaction date. Liabilities exceeded assets acquired, and goodwill of $16 million was recognized from the transaction which is being amortized over five years.

Common Stock Offering

On March 9, 1999 the Company closed the offering of 28.75 million shares of its Common Stock through a public offering under the February 17, 1999 "universal" shelf registration statement. The net proceeds from the offering of approximately $1.5 billion, after underwriting discounts and offering expenses, will be used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Business Plan.

Increase in Authorized Shares Outstanding

On February 25, 1999, the Board of Directors approved an increase in the number of authorized shares of Common Stock from 500 million to 1 billion. On April 12, 1999, the Board of Directors approved a further increase in the number of authorized shares of Common Stock by 500 million to 1.5 billion. The Company's stockholders approved the increase in authorized shares at its 1999 Annual Meeting held on May 27, 1999.

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

European Network

Level 3 announced on April 29, 1999 that it had finalized contracts relating to construction of Ring 1 of its European network in France, Belgium, the
Netherlands, Germany and the United Kingdom. Ring 1, which is approximately 2,000 miles, will connect Paris, Frankfurt, Amsterdam, Brussels and London. The network is expected to be ready for service by September 2000. Ring 1 is part of the approximately 4,750 mile intercity network that will ultimately connect a minimum of 13 local city networks in Europe. This European network will be linked to the Level 3 North American intercity network by the Level 3 transatlantic terabit cable system currently under development, also expected to be ready for service by September 2000.

On July 26, 1999, the Company announced two important developments of its European network build with agreements with Eurotunnel and Alcatel. Eurotunnel will provide Level 3 with multiple cross-Channel cables between the United Kingdom and continental Europe. Eurotunnel will install and supply Level 3 with multiple cross-Channel cables between the United Kingdom and France through the high-security service tunnel. The first of these cables will be completed by the first quarter of 2000. Subsequent cables will be installed to upgrade and expand the network as and when required or when new fiber technology becomes available. Alcatel will provide Level 3 with a cross-Channel undersea cable link between the United Kingdom and Belgium. Alcatel will design, develop, and install an undersea cable to link the Level 3 network between the United Kingdom and Belgium. The cable system is already under development and is expected to be completed during the first quarter of 2000.

Colt Cost Sharing Agreement

On May 4, 1999, Level 3 and Colt Telecom Group plc ("Colt") announced an agreement to share costs for the construction of European networks. The agreement calls for Level 3 to share construction costs of Colt's planned 1,600 mile intercity German network linking Berlin, Cologne, Dusseldorf, Frankfurt, Hamburg, Munich and Stuttgart. In return, Colt will share construction costs of Ring 1 of Level 3's planned European network.

Lucent Agreement

On June 23, 1999 Level 3 announced a minimum four year, $250 million strategic agreement with Lucent Technologies to purchase Lucent systems, including new software switches or "softswitches." The minimum purchase commitment is subject to certain conditions and has the potential to grow to $1 billion over five years.

Under this non-exclusive agreement, Lucent will provide Level 3 its Lucent Technologies Softswitch, a software switch for Internet Protocol networks that is intended to combine the reliability and features that customers expect from the public switched telephone network with the cost effectiveness and flexibility of Internet Protocol technology. With the Lucent Softswitch, Level 3 expects to provide a full range of Internet Protocol-based communications services similar in quality and ease of use to service on traditional circuit voice networks. In addition, the companies also agreed to collaborate on future enhancements of softswitches and gateway products to support next-generation broadband services for business and consumers that will combine high-quality voice and video communications with Internet-style web data services.

6% Convertible Subordinated Notes

Level 3 filed a "universal" shelf registration statement covering up to $3.5 billion of common stock, preferred stock, debt securities and depository shares that became effective February 17, 1999. On September 14, 1999 the Company closed the offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009. The net proceeds from the offering of approximately $798, after underwriting discounts and offering expenses, will be used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of its business plan, including the acquisition of telecommunications assets.

Senior Secured Credit Facilities

On September 30, 1999 the Company entered into $1.375 billion of senior secured credit facilities. The facilities are comprised of a senior secured revolving credit facility in the amount of $650 million and a two-tranche senior secured term loan facility aggregating $725 million. At September 30, 1999 the Company borrowed $475 million under the two-tranche secured term loan facility. These funds and the prepaid interest are restricted until certain state regulatory approvals are obtained.


Results of Operations

In late 1997, the Company announced a plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international, facilities based communications network based on Internet Protocol technology. Since the Business Plan represents a significant expansion of the Company's communications and information services business, the Company does not believe that the Company's financial condition and results of operations for prior periods will serve as a meaningful indication of the Company's future financial condition or results of operations. The Company expects to incur substantial net operating losses for the foreseeable future and it may not be able to achieve or sustain operating profitability in the future.

 Third Quarter 1999 vs. Third Quarter 1998

Revenue for the quarters ended September 30, is summarized as follows (in millions):

                                                       1999            1998

         Communications and Information Services       $  69           $  37
         Coal Mining                                      60              63
         Other                                             5               6
                                                       -----           -----
                                                       $ 134           $ 106
                                                       =====           =====

Communications and information services revenue for the three months ended September 30, 1999 increased 86% compared to the same period in 1998. New products which the Company began offering in late 1998 and early 1999, including private line, colocation and managed modem services, provided $36 million of revenue for the communications segment in 1999. In 1998, communications revenue of $8 million was directly attributable to XCOM which was acquired in April 1998. A significant portion of XCOM's revenue is attributable to reciprocal compensation agreements with Bell Atlantic. These agreements require the company originating a call to compensate the company terminating the call. The Federal Communication Commission ("FCC") has been considering whether local carriers are obligated to pay compensation to each other for the transport and termination of calls to Internet service providers when a local call is placed from an end user of one carrier to an Internet service provider served by the competing local exchange carrier. Earlier this year, the FCC determined that it had no rule addressing inter-carrier compensation for these calls. The FCC also released for comment alternative federal rules to govern compensation for these calls in the future. If state commissions, the FCC or the courts determine that inter-carrier compensation does not apply, carriers, including the Company, may be unable to recover their costs or will be compensated at a significantly lower rate and may
be  required  to  refund  amounts   previously   received.   In  May  1999  the
Massachusetts Department of Public Utilities ruled that Bell Atlantic was no longer required to pay the established reciprocal compensation rates for certain services. As a result Level 3 elected, effective at the beginning of the second quarter of 1999, not to recognize this revenue source until these uncertainties were resolved. Bell Atlantic also notified the Company that it would escrow all amounts due the Company under the reciprocal compensation agreements until the issue was resolved. The Company reached a tentative agreement with Bell Atlantic in October 1999. The agreement establishes new intercarrier or reciprocal compensation rates between the two carriers and assures that the Company will be paid for the traffic it terminates from Bell Atlantic. As part of the agreement, the Company and Bell Atlantic have also settled past disputes over reciprocal compensation billing issues. The implementation of the new rate structure and the reciprocal compensation billing settlements are contingent upon certain conditions including approval by relevant regulatory authorities. Revenue attributable to the Bell Atlantic settlement agreement will not be recognized until the uncertainties related to the regulatory approvals have been resolved.

Revenue for the computer outsourcing and systems integration businesses increased 6% and 23% to $17 million and $16 million, respectively. The growth for the computer outsourcing business is attributable to additional services provided to existing customers while the increase in system integration revenue is due to application outsourcing work performed for new clients.

Coal mining revenue decreased $3 million, or 5% in the third quarter of 1999 compared to the same period in 1998. This decrease is primarily due to the expiration of a long-term coal contract in 1998. The expiration of these contracts are expected to result in a 10% decline in coal revenues in 1999.
Partially offsetting this decline was an increase in shipments taken by Commonwealth Edison Company ("Commonwealth"). Commonwealth is obligated to purchase annually, minimum amounts of coal; however, it is Commonwealth's option as to when the coal will be purchased.

If current market conditions continue, the Company will experience a significant decline in coal revenue and earnings beginning in 2001 as delivery requirements under long-term contracts decline as additional long-term contracts begin to expire.

Other revenue is primarily attributable to CPTC, a privately owned tollroad in southern California.

Cost of Revenue increased 113% in 1999 to $100 million from $47 million in 1998. This increase was primarily due to the continued expansion of the communications and information services businesses. Cost of revenue for the communications business is expected to increase substantially in the future as the Company continues to increase the number of markets in which it offers services and the products available in each of those markets. The cost of revenue for the information services business was consistent with the corresponding increase in revenue. The cost of revenue for the coal business, as a percentage of revenue, increased approximately 2% due to the expiration of the higher margin long-term contract in 1998.

Depreciation and Amortization expense increased to $63 million in 1999 from $15 million in 1998. The commencement of operations in 26 U.S. and 4 European markets and the completion of the initial installation of 17 local networks in the second half of 1998 and 1999 resulted in the higher depreciation expense in 1999. In addition, the amortization of goodwill attributable to the acquisitions of GeoNet, BusinessNet and others contributed to the higher depreciation and amortization expense in 1999.

Selling, General and Administrative expenses increased significantly in 1999 to $178 million from $96 million in 1998 primarily due to the cost of activities associated with the expanding communications business. The Company incurred incremental compensation and travel costs for the substantial number of new employees that have been hired to implement the Business Plan. The total number of employees of the Company increased to approximately 3,600 at September 30, 1999. Professional fees and other development costs associated with the Company's plans to expand services offered in the U.S., Europe and Asia, consulting fees to develop and implement the Company's business support systems, and advertising, marketing and other selling costs for the Company's new Internet Protocol products and services also increased selling, general and administrative expenses. In addition to the costs to expand the communications and information services businesses, the Company recorded $39 million of non-cash compensation expense in the third quarter of 1999 under SFAS No. 123 related to grants of stock options and warrants. General and administrative costs are expected to increase significantly in future periods as the Company continues to implement the Business Plan.

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expenses. EBITDA was $(25) million in 1998 and $(105) million in 1999. The primary reason for the decrease between periods is the significant increase in cost of revenue and selling, general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company's businesses, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. See "Consolidated Condensed Statements of Cash Flows".

Interest Income decreased 4% in 1999 to $51 million from $53 million in 1998. The Company's average cash, cash equivalents and marketable securities balance increased slightly from approximately $3.7 billion during the third quarter of 1998 to approximately $3.9 billion during the third quarter of 1999. However, the weighted average yield for the Company's portfolio decreased by approximately 50 basis points in 1999 primarily due to the funds being invested in shorter term treasury securities. Pending utilization of the cash equivalents and marketable securities in implementing the Business Plan, the Company intends to invest the funds primarily in government and governmental agency securities. This investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Business Plan.

Interest Expense, net decreased from $46 million in 1998 to $34 million in 1999. This decrease is a direct result of capitalized interest for network construction and business support systems increasing from $5 million for the three months ended September 30, 1998 to $35 million for the corresponding period in 1999. Interest costs on the Company's outstanding debt increased due to the issuance in December 1998 of $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes due 2008 and the $823 million of 6% Subordinated Convertible Notes due 2009 issued in September of this year. The amortization of debt issuance costs associated with the Senior Discount Notes and Convertible Subordinated Notes also increased interest expense in 1999. Interest costs will continue to increase due to the Senior Secured Credit Facilities entered into by the Company on September 30, 1999.

Gain on Equity Investee Stock Transactions was $5 million in 1999. In the third quarters of 1998 and 1999 RCN issued stock for certain acquisitions which diluted the Company's ownership of RCN but increased its proportionate share of RCN's net assets. The increase in the Company's proportionate share of RCN's net assets resulted in a pre-tax gain of $5 million for the Company in the third quarter of 1999. In 1998, the Company recognized a $4 million gain in the third quarter related to RCN stock activity.

Other Expense, net increased in 1999 to $35 million from $31 million. Other expense consists primarily of the Company's share of losses incurred by the Company's equity method investees, principally RCN. RCN is incurring significant costs in developing its business plan including the acquisitions of several Internet service providers. The Company recorded $37 million of equity losses attributable to RCN in the third quarter of 1999, as compared to $22 million in the third quarter of 1998. In 1998, the Company elected to discontinue its funding of Gateway Opportunity Fund, LP, ("Gateway"), which provided venture capital to developing businesses. The Company recorded losses of $11 million in the third quarter of 1998 to reflect Level 3's equity in losses of the underlying businesses of Gateway. Also included in other expense are equity earnings in Commonwealth Telephone Enterprises, Inc., and realized gains and losses on the sale of other assets each not individually significant to the Company's results of operations.

Income Tax Benefit in 1998 and 1999 differs from the statutory rate of 35% primarily due to losses incurred by the Company's international subsidiaries which cannot be included in the consolidated U.S. federal return, nondeductible goodwill amortization expense and state income taxes.

Nine Months 1999 vs. Nine Months 1998

Revenue for the nine months ended September 30, is summarized as follows (in millions):

                                                           1999             1998

         Communications and Information Services          $  168           $ 102
         Coal Mining                                         158             178
         Other                                                16              16
                                                          ------           -----
                                                          $  342           $ 296
                                                          ======           =====

Communications and information services revenue increased from $102 million for the nine months ended September 30, 1998 to $168 million for the nine months ended September 30, 1999. In May 1999 the Massachusetts Department of Public Utilities ruled that Bell Atlantic was no longer required to pay the established reciprocal compensation rates for certain services. As a result, Level 3 elected not to recognize additional revenue, beginning in the second quarter, from these agreements until the uncertainties are resolved. The Company reached a tentative agreement with Bell Atlantic in October 1999. The agreement establishes new intercarrier or reciprocal compensation rates between the two carriers and assures that the Company will be paid for the traffic it terminates from Bell Atlantic. As part of the agreement, the Company and Bell Atlantic have also settled past disputes over reciprocal compensation billing issues. The implementation of the new rate structure and reciprocal compensation billing settlement are contingent upon certain conditions including approval by relevant regulatory authorities. Revenue attributable to the Bell Atlantic settlement agreement will not be recognized until the uncertainties related to the regulatory approvals have been resolved.

Systems integration revenue increased 14% to $48 million in 1999. Revenue for the computer outsourcing business increased 11% to $51 million in 1999. Revenue attributable to new customers and additional services for existing customers led to the increase in computer outsourcing and systems integration revenue.

Mining revenue in 1999 decreased to $158 million from $178 million in 1998 due to timing of shipments taken by Commonwealth. The purchase agreement with Commonwealth requires that minimum amounts of coal must be purchased; however, it does not stipulate when the coal must be purchased. In addition, the expiration of a long-term contract in late 1998 will result in an approximate 10% decline in 1999 coal sales from 1998 levels.

Other revenue, was consistent with 1998, and is primarily attributable to CPTC.

Cost of Revenue increased $105 million or 76% to $243 million in 1999 as a result of the expanding communications business. In 1999 network expenses were $107 million as compared to $4 million in the prior year. The increase in costs is primarily attributable to the XCOM and GeoNet acquisitions, the costs associated with the Frontier and IXC Communications leases and costs attributable to the products the Company began offering in late 1998 and 1999. The cost of revenue, as a percentage of revenue, for the information services business increased slightly for the nine months ended September 30, 1999 compared to the same period in 1998. The increase is primarily due to the costs incurred by the systems integration segment to transition from Year 2000 services to systems and software reengineering for Internet Protocol related applications. The cost of revenue for the coal business as a percentage of revenue, increased due to the expiration of the high margin long-term contract in 1998.

Depreciation Expense increased from $31 million in 1998 to $155 million in 1999. The significant increase in the amount of assets placed in service during the last half of 1998 and first nine months of 1999 for the communications business resulted in the increase in depreciation expense. The acquisitions of XCOM, GeoNet and BusinessNet in 1998 and 1999 resulted in goodwill amortization increasing to $26 million in 1999.

Selling, General and Administrative expenses increased significantly to $460 million in 1999 from $199 million in 1998 primarily due to the cost of activities associated with the expanding communications business. Compensation, travel and facilities costs increased substantially due to the additional employees that have been hired to implement the Business Plan. The total number of employees of the Company increased to approximately 3,600 at September 30, 1999. Professional fees, including legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with the Company's plans to expand services offered in U.S., European and Asian markets, consulting fees incurred to develop and implement the Company's business support systems, and advertising, marketing and other selling costs contributed to higher selling, general and administrative expenses. In addition, the Company recorded $86 million of non-cash compensation in the first nine months of 1999 for expenses recognized under SFAS No. 123 related to grants of stock options and warrants, up from $23 million in 1998. As the Company continues to implement the Business Plan, general and administrative costs are expected to continue to increase significantly.

Write-off of In-Process Research and Development of $30 million in 1998 was the portion of the purchase price allocated to the telephone network-to-Internet Protocol network bridge technology acquired by the Company in the XCOM transaction and was estimated through formal valuation. In accordance with generally accepted accounting principles, the $30 million was taken as a nondeductible charge against earnings in the second quarter of 1998.

EBITDA decreased from $(18) million in 1998 to $(275) million in 1999. The primary reason for the decrease between periods is the significant increase in cost of revenue and selling, general and administrative expenses, described above, incurred in connection with the implementation of the Business Plan.

Interest Income increased substantially from $124 million in 1998 to $158 million in 1999 primarily as a function of the Company's increasing average cash, cash equivalents and marketable securities balances. The average cash balance increased from approximately $2.9 billion during the first nine months of 1998 to approximately $4 billion during the first nine months of 1999. Yields on the portfolio, however, have declined slightly from 1998. The accelerating Business Plan has required the Company to shorten the average term of treasury securities in which it invests in 1999. Pending utilization of the cash equivalents and marketable securities in implementing the Business Plan, the Company intends to invest the funds primarily in government and governmental agency securities. This investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Business Plan.

Interest Expense, net increased $46 million to $132 million in 1999 due to the completion of the offering of $2 billion aggregate principal amount of 9.125% Senior Notes Due 2008 in April 1998, $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 offered in the fourth quarter of 1998 and the 6% Convertible Subordinated Notes issued in September 1999. The amortization of the related debt issuance costs also contributed to the increased interest expense in 1999. The Company capitalized $65 million and $6 million of interest expense on network construction and business support systems in the first nine months of 1999 and 1998, respectively.

Gain on Equity Investee Stock Transactions increased to $116 million during the first nine months of 1999. RCN issued stock in a public offering and for certain transactions which diluted the Company's ownership of RCN from 41% at December 31, 1998 to 35% at September 30, 1999. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $116 million from subsidiary stock sales for the Company in the first nine months of 1999. The Company recognized $25 million of gains for similar stock transactions of RCN in 1998.

Other Expense, net decreased to $65 million in 1999 from $78 million in 1998. Other expense consists of the Company's share of losses incurred by the Company's equity method investees, primarily RCN. RCN is incurring significant costs in developing its business plan including the acquisitions of several Internet service providers. The Company recorded $90 million of equity losses attributable to RCN in the first nine months of 1999, as compared to $75 million in the first nine months of 1998. The Company also sold 1.2 million shares of Burlington Resources common stock, resulting in a pre-tax gain of $17 million for the Company in 1999. In 1998, the Company elected to discontinue its funding of Gateway Opportunity Fund, L.P., which provided venture capital to developing businesses. The Company recorded losses of $18 million in 1998 to reflect Level 3's equity in losses of the underlying businesses of Gateway. Equity earnings of Commonwealth Telephone Enterprises, Inc. and gains on the disposition of other assets were not individually significant in the first nine months of 1999 or 1998.

Income Tax Benefit in 1998 and 1999 differs from the statutory rate of 35% primarily due to losses incurred by the Company's international subsidiaries which cannot be included in the consolidated U.S. federal return, nondeductible goodwill amortization expense and state income taxes. The income tax benefit in 1998 also differs from the statutory rate due to the $30 million nondeductible write-off of the research and development costs acquired in the XCOM acquisition.

Discontinued Operations includes the one-time gain of $608 million recognized upon the distribution of the Construction Group to former Class C stockholders on March 31, 1998. Also included in discontinued operations is the gain, net of tax, of $324 million from the Company's sale of its energy assets to MidAmerican on January 2, 1998.

Financial Condition - September 30, 1999

The Company's working capital increased $624 million during 1999 from $3.5 billion at December 31, 1998 to $4.1 billion at September 30, 1999. The increase was primarily due to the $1.5 billion equity offering completed in March 1999, the $823 million offering of Convertible Subordinated Notes and the $475 million proceeds from the $1.375 billion of Senior Secured Credit Facilities, both completed in September 1999. The proceeds from these offerings were partially offset by the capital expenditures and operating expenses incurred to implement the Business Plan.

Cash provided by continuing operations increased from $128 million in 1998 to $360 million in 1999 primarily due to the changes in components of working capital and an increase in interest income. Interest income increased in 1999 as a result of the proceeds received from the Senior Notes, Senior Discount Notes, Convertible Subordinated Notes and the March 1999 equity offering. The increase in cash provided by interest income was partially offset by the semi-annual payment of interest on the Senior Notes. Interest payments on the Senior Discount Notes are deferred until 2004. An increase in the costs paid to implement the Business Plan also reduced cash provided by continuing operations.

Investing activities include the purchase and sale of approximately $4.3 billion and $4.4 billion, respectively, of marketable securities. The Company also incurred costs of $2.1 billion for capital expenditures, primarily for the expanding communications business. In addition, the Company realized $11 million of proceeds from the sale of property, plant and equipment.

Financing sources in the first nine months of 1999 consisted primarily of the net proceeds of $475 million from the Senior Secured Credit Facilities, net proceeds of $798 million from the offering of $823 million aggregate principal amount of 6% Convertible Subordinated Notes Due 2009, net proceeds of $1.5 billion from the issuance of 28.75 million shares of Common Stock and the exercise of the Company's stock options for $18 million. The proceeds from the Senior Secured Credit Facilities and prepaid interest have been placed in an escrow account until the necessary regulatory approvals have been received. The Company also repaid long-term debt of $5 million during the first nine months of 1999.

Liquidity and Capital Resources

Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has commenced the implementation of a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company is expanding substantially the business of its subsidiary, PKS
Information Services, Inc. to create, through a combination of construction, purchase and leasing of facilities and other assets, an advanced, international, facilities based communications network. The Company is designing its network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The  development  of  the  Business  Plan  will  require   significant   capital
expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, the actual construction costs or the timing of the expenditures may deviate from current estimates. The Company estimates that its capital expenditures in connection with the Business Plan will approximate $3 billion in 1999. The Company's current liquidity and the agreement with INTERNEXT should be sufficient to fund the currently committed portions of the Business Plan.

The Company currently estimates that the implementation of the Business Plan, as currently contemplated, will require between $9 and $11 billion over the 10 year period of the Business Plan. The Company's ability to implement the Business Plan and meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, including the $1.375 billion secured credit facility entered into on September 30, 1999, and sales or issuance of additional equity securities or additional debt securities. The 9 1/8% senior notes and the 10 1/2% senior discount notes were issued under indentures which permit the Company and its subsidiaries to incur substantial amounts of debt. After the 6% Convertible Subordinated Notes offering, the Company has approximately $1.1 billion of securities available for future issuances under the "universal" shelf registration statement that was declared effective by the Securities and Exchange Commission in February 1999.

In addition, the Company may sell or dispose of existing businesses or investments to fund portions of the Business Plan. The Company may sell or lease fiber optic capacity, or access to its conduits. The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits. In addition, proceeds from dispositions of the Company's assets may not reflect the assets' intrinsic value. Further, expenses may exceed the Company's estimates and the financing needed may be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the Business Plan.

The Company may not be able to obtain such financing if and when it is needed and, if available, such financing may not be on terms acceptable to the Company. If the Company is unable to obtain additional financing when needed, it may be required to scale back significantly its Business Plan and, depending upon cash flow from its existing businesses, reduce the scope of its plans and operations.

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

Year 2000

General

The Company's wholly owned subsidiary, Level 3 Communications, LLC is a new Company that is implementing new technologies to provide Internet Protocol (IP) technology-based communications services to its customers. The Company has adopted a strategy to select technology vendors and suppliers that provide products that are represented by such vendors and suppliers to be Year 2000 compliant. In negotiating its vendor and supplier contracts, the Company secures Year 2000 warranties that address the Year 2000 compliance of the applicable product(s). As part of the Company's Year 2000 compliance program, these products are being tested to confirm they are Year 2000 ready.

PKS Systems Integration LLC ("PKSSI"), a subsidiary of PKS Information Services, Inc. ("PKSIS") provides a wide variety of information technology services to its customers. In fiscal year 1998, approximately 57% of the revenue generated by PKSSI related to projects involving Year 2000 assessment and renovation services performed by PKSSI for its customers. These contracts generally require PKSSI to identify date affected fields in certain application software of its customers and, in many cases, PKSSI undertakes efforts to remediate those date-affected fields so that Year 2000 data may be processed. Thus, Year 2000 issues affect many of the services PKSSI provides to its customers. This exposes PKSSI to potential risks that may include problems with services provided by PKSSI to its customers and the potential for claims arising under PKSSI's customer contracts. PKSSI attempts to contractually limit its exposure to liability for Year 2000 compliance issues. However, there can be no assurance as to the effectiveness of these contractual limitations.

Outlined below is additional information with respect to the Year 2000 compliance programs that are being pursued by Level 3 Communications, LLC and PKSIS.

Level 3 Communications, LLC

Level 3 Communications, LLC ("Level 3"), uses software and related technologies throughout its business that may be affected by the date change in the Year 2000. The inability of systems to appropriately recognize the Year 2000 could result in a disruption of Level 3's operations. Level 3 has one main line of business: delivery of communications services to commercial clients over fiber optic cable. The delivery of service will be over Level 3 owned cable when the network construction is complete. In the interim, services will be delivered over both owned and leased lines.

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

With respect to its Year 2000 plans, Level 3 currently has activities underway primarily in phases IV and V. The current stage of activities varies based upon the type of component, system, and/or customer service at issue.

Business Functions           Operational Effect              Current Status
--------------------------------------------------------------------------------
Customer Delivery Systems    Inability to deliver          Phases IV to Phase V*
                             Customer Services
Internal Business
Support Systems              Failures of Internal          Phases IV to Phase V*
                             Support Services and
                             Customer Billing

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

PKSIS

PKSIS and its subsidiaries use software and related technologies throughout its business that may be affected by the date change in the Year 2000. The inability of systems to appropriately recognize the Year 2000 could result in a disruption of PKSIS operations. PKSIS has two main lines of business: computer outsourcing and systems integration. The computer outsourcing business is managed by PKS Computer Services LLC ("PKSCS"). The systems integration is managed by PKSSI.

PKSCS generally faces two primary Year 2000 issues with respect to its business. First, PKSCS must evaluate the Year 2000 readiness of its internal support systems. Second, PKSCS must assess and, if necessary, upgrade the operating environments which PKSCS provides for its outsourcing customers. PKSCS
outsourcing   customers  are  responsible   for  their  own   application   code
remediation.

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

(VI) Tracking - Monitor vendor specifications to assess ongoing replacement of components as dictated by the vendors.

With respect to its Year 2000 plans, PKSCS currently has activities underway in phases V and VI. The current stage of activities varies based upon the type of component, system, and/or customer service at issue. Some PKSCS customers had delayed or postponed operating system upgrades to be performed by PKSCS as a result of the customer's delay in its application code remediation schedule. To date, PKSCS, as directed and approved by its customer base, has completed required IBM System 390 operating system upgrades to Year 2000 readiness software versions. PKSCS continues to monitor vendor Year 2000 version acceptance specifications to assess ongoing replacement of components as dictated by the vendors.

PKSSI generally faces two primary Year 2000 issues with respect to its business. First, PKSSI provides a wide variety of information technology services to its customers which could potentially expose PKSIS to contractual liability for Year 2000 related risks if services are not performed in a timely or satisfactory manner. Second, PKSSI must evaluate and, if necessary, upgrade or replace its internal business support systems which may have date dependencies. PKSSI believes the primary internal systems affected by the Year 2000 issue which could have an impact on its business are desktop and network hardware and software. PKSSI previously completed its Year 2000 assessment of desktop and network hardware and software, and, based on vendor representations, determined that some upgrades and replacements are required. PKSIS is in the process of upgrading and replacing certain desktop and network hardware and software previously identified as non-Year 2000 ready, which such upgrade and replacement activities are targeted for completion in November 1999. PKSIS continues to validate these findings and currently plans to do so throughout the remainder of 1999. PKSSI is also in the process of communicating with its vendors to assess its servers and communications hardware for Year 2000 readiness.

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

   Business                  Current Areas of
   Functions                      Focus                     Operational Impact          Current Status
-------------------------- ----------------------------- ------------------------- -------------------------
Computer Outsourcing       Large & Mid-Range CPU         Inability to continue     Phase V to Phase VI
Service                    OEM Software                  critical processing of
                           OS Systems                    customer's systems
                           Network Equipment
                           Support Facilities

                           Internal Support Systems &    Failures of critical      Phase V to Phase VI
                           Business Processes            Internal  Support
                                                         Services

Systems Integration        Internal Support Systems &    Failures of critical      Assessment of desktop hardware
Services                   Business Processes            Internal Support          and software has been completed
                                                         Services                  and is being validated.


                                                                                   Assessment of services
                                                                                   and communications hardware
                                                                                   is expected to be completed
                                                                                   by November 1999.

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

To date, PKSCS has received written responses from approximately 40% of the vendors from whom it has sought Year 2000 compliance statements. With respect to those key third party vendors and suppliers who have failed to respond in writing, PKSIS is following up directly with such vendors and suppliers and obtaining information from other sources, such as disclosures made publicly available on company websites. Additionally, PKSCS has contracted with an independent Year 2000 vendor compliance advisory service to assist with PKSCS' verification of its understanding of each appropriate vendor's product year 2000 readiness and compliance version statements.

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

PKSIS incurred approximately $4.2 million of costs to implement its Year 2000 program through 1998, and currently expects to incur an additional approximately $6.0 million of costs in aggregate, in 1999. Of these costs, PKSIS expects to incur $24 million to upgrade its internal network infrastructure, including servers, desktops and phone systems. The remaining costs primarily arise from direct costs of PKSCS employees working on upgrades per vendor specifications of operating system software for PKSCS outsourcing customers and the cost of vendor supplied operating systems software upgrades and the cost of additional hardware. However, PKSIS does not separately track the internal costs incurred for its Year 2000 projects and does not track the cost and time its employees spend on Year 2000 projects. PKSCS has estimated the time and effort expended by its employees on Year 2000 projects based on an analysis of Year 2000 project plans. Labor costs for PKSCS' Year 2000 projects were estimated to be $2.1 million for 1998 and are estimated to be approximately one million dollars for 1999, when such projects are currently scheduled for completion. These labor costs will necessarily increase if such projects take longer to complete. Costs for software upgrades, additional equipment costs and a test system for PKSCS' Year 2000 projects were estimated to be $2.1 million for 1998 and are estimated to be $2.5 million for 1999. Such costs are not available for PKSSI but are not believed to be material. Year 2000 costs for PKSSI are believed to be substantially less than PKSCS and focus primarily on the cost of evaluating and, if necessary, upgrading network and desktop hardware and software. The costs incurred by PKSSI for performing Year 2000 services for its customers are included within PKSSI's pricing for such services.

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

Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to interest rate risk increased due to the $1.375 billion Senior Secured Credit Facilities entered into by the Company in September 1999. As of September 30, 1999, the Company had borrowed $475 million under Senior Secured Credit Facilities. Amounts drawn on the term loan and revolving credit facilities bear interest at the alternate base rate or reserve-adjusted LIBOR rate plus applicable margins. As the alternate base rate and reserve-adjusted LIBOR rate fluctuate, so to will the interest expense on amounts borrowed under the facilities. The Company continues to evaluate alternatives to limit interest rate risk.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments is approximately $1.560 billion as of September 30, 1999, which is significantly higher than their carrying value of $332 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $312 million decrease in fair value of these investments. The
Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company's Business Plan includes developing and constructing networks in Europe and Asia. As of September 30, 1999, the Company has invested significant amounts of capital in Europe and will continue to expand its presence in Europe and Asia in 1999 and 2000. To date, the Company has not utilized financial instruments to minimize its exposure to foreign currency fluctuations. The Company will continue to analyze risk management strategies to reduce foreign currency exchange risk in the future.

The change in equity security prices is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates, equity prices and foreign currency rates.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                            PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

In August 1999 the Company was named as a defendant in Schweizer vs. Level 3 Communications, Inc. et. al., a purported national class action, filed in the District Court, County of Boulder, State of Colorado which involves the
Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class action assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a national class of owners of land over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. Although the Company is not aware of any additional similar claims, the Company may in the future receive claims and demands related to rights-of-way issues similar to the issues in the Schweizer litigation that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of this litigation, management believes that the Company has substantial defenses to the claims asserted in the Schweizer action (and any similar claims which may be named in the future), and intends to defend them vigorously.

Item 6.    Exhibits and Reports on 8-K

(a) Exhibits filed as part of this report are listed below:

      Exhibit
      Number

         10.1 Credit Agreement, dated as of September 30, 1999 among Level 3 Communications, Inc., Level 3 Communications, LLC, Level 3 International, Inc., Level 3 International Services, Inc., BTE Equipment, LLC, Eldorado Funding, LLC, the Lenders party thereto and The Chase Manhattan Bank as Administrative Agent and Collateral Agent.

          27      Financial Data Schedule

(b) On September 20, 1999, the Company filed a Current Report on Form 8-K relating to the offering and the completion of the offering of $823 million of the Company's 6% Convertible Subordinated Notes due 2009, of which $73 million was related to an over-allotment option granted to the underwriters.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LEVEL 3 COMMUNICATIONS, INC.


Dated: November 8, 1999                       /s/ Eric J. Mortensen
                                              Eric J. Mortensen
                                              Vice President, Controller
                                              and Principal Accounting Officer

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   INDEX TO EXHIBITS

  Exhibit
    No.

   10.1  Credit  Agreement,  dated  as of  September  30,  1999  among  Level  3
         Communications, Inc., Level 3 Communications, LLC, Level 3 International, Inc., Level 3 International Services, Inc., BTE Equipment, LLC, Eldorado Funding, LLC, the Lenders party thereto and The Chase Manhattan Bank as Administrative Agent and Collateral Agent.

     27  Financial Data Schedule.