Form 10-K
period 1999-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2000-02-15
CIK 794323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from          to

                        Commission file number: 0-15658

                                  -----------
                          Level 3 Communications, Inc.
             (Exact name of Registrant as specified in its charter)

                     Delaware                          47-0210602
           (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)         Identification No.)

                1025 Eldorado Blvd., Broomfield, Colorado 80021
               (Address of principal executive offices) (Zip code)

                                 (720) 888-1000
              (Registrant's telephone number including area code)

                                  -----------
          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share
  Rights to Purchase Series A Junior Participating Preferred Stock, par value
                                 $.01 per share

                                  -----------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Title                              Outstanding
 Common Stock, par value $.01 per share  341,772,589 as of February 1, 2000

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

    Portions of the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this
                                   Form 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               Cautionary Factors That May Affect Future Results

  (Cautionary Statements Under the Private Securities Litigation Reform Act of
                                     1995)

   This report contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries ("Level 3" or the "Company"). When used in this report, the words "anticipate", "believe", "plans", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

   These forward-looking statements include, among others, statements concerning:

  . the Company's business plan to increase substantially its communications and information services business and to expand the range of services that the Company offers (the "Business Plan"), its advantages and the Company's strategy for implementing the Business Plan;

  . anticipated growth of the communications and information services industry;

  . plans to devote significant management time and capital resources to the Company's business;

  . expectations as to the Company's future revenues, margins, expenses and capital requirements;

  . anticipated dates on which the Company will begin providing certain services or reach specific milestones in the Business Plan; and

  . other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

   These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent Level 3 from achieving its stated goals include, but are not limited to, the Company's failure to:

  . achieve and sustain profitability based on the creation and implementation of its advanced, international, facilities based communications network based on Internet Protocol technology;

  .  overcome significant early operating losses;

  .  produce sufficient capital to fund the Business Plan;

  . develop financial and management controls, as well as additional controls of operating expenses as well as other costs;

  .  attract and retain qualified management and other personnel;

  . install on a timely basis the switches/routers, fiber optic cable and associated electronics required for successful implementation of the Business Plan;

  . successfully complete commercial testing of its softswitch technology for voice transmission services;

  .  negotiate new and maintain existing peering agreements; and

  . develop and implement effective business support systems for processing customer orders and provisioning.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Further disclosures that the Company makes on related subjects in its additional filings with the Securities and Exchange Commission should be consulted. For further information regarding the risks and uncertainties that may affect the Company's future results, please review our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 9, 1999.

ITEM 1. BUSINESS

   Level 3 Communications, Inc. and its subsidiaries ("Level 3" or the "Company") engage in the communications, information services and coal mining businesses through ownership of operating subsidiaries and substantial equity positions in public companies. In late 1997, the Company announced the business plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international facilities based communications network based on Internet Protocol technology (the "Business Plan").

   Please see the Glossary of Terms for definitions of certain terms used in this Report.

History

   The Company was incorporated as Peter Kiewit Sons', Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, the Company invested a portion of the cash flow generated by its construction activities in a variety of other businesses. The Company entered the coal mining business in 1943, the telecommunications business (consisting of MFS Communications Company, Inc. ("MFS") and, more recently, an investment in C-TEC Corporation and its successors RCN Corporation ("RCN"), Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone") and Cable Michigan, Inc.) in 1988, the information services business in 1990 and the alternative energy business, through an investment in MidAmerican Energy Holdings Company, formerly known as CalEnergy Company, Inc. ("MidAmerican"), in 1991. Level 3 also has made investments in several development-stage ventures.

   In 1995, the Company distributed to the holders of its Class D Stock (as defined) all of its shares of MFS. In the seven years from 1988 to 1995, the Company invested approximately $500 million in MFS; at the time of the distribution to stockholders in 1995, the Company's holdings in MFS had a market value of approximately $1.75 billion. In December 1996, MFS was purchased by WorldCom in a transaction valued at $14.3 billion.

   In December 1997, the Company's stockholders ratified the decision of the Board of Directors (the "Board") to effect the split-off separating the Company's construction and mining management operations (the "Construction Group") from the remaining operations of the Company. As a result of the split-off, which was completed on March 31, 1998, the Company no longer owns any interest in the Construction Group. In conjunction with the split-off, the Company changed its name to "Level 3 Communications, Inc.," and the Construction Group changed its name to "Peter Kiewit Sons', Inc."

   In January 1998, the Company completed the sale to MidAmerican of its energy investments, consisting primarily of a 24% equity interest in MidAmerican. The Company received proceeds of approximately $1.16 billion from this sale, and as a result recognized an after-tax gain of approximately $324 million in 1998.

   In November 1998, Avalon Cable of Michigan, Inc. acquired all the outstanding stock of Cable Michigan. Level 3 received approximately $129 million in cash for its interest in Cable Michigan and recognized a pre-tax gain of approximately $90 million.

Business Plan

   Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. Since that time, the Company has become a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has expanded substantially the business of its subsidiary PKS Information Services, Inc. ("PKSIS") and is creating, through a combination of construction, purchase and leasing of facilities and other assets, an advanced, international, facilities based communications network. The Company designed the Level 3 network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

   Market and Technology Opportunity. The Company believes that, as technology advances, a comprehensive range of both consumer and business communications and information services will be provided over networks utilizing Internet Protocol technology. These services will include traditional voice services, as well as other data services such as Internet access and virtual private networks. The Company believes this shift has begun, and over time should accelerate, for the following reasons:

  . Efficiency. As a packet-switched technology, Internet Protocol technology generally uses network capacity more efficiently than the traditional circuit-switched PSTN. This is because capacity in a packet switched network is shared between end points only when they are communicating at any given time, whereas in circuit switched networks, capacity is reserved between communicating end points even when no information is actually being transmitted. Therefore, services including voice, e-mail and file transfer can be provided for lower cost over a network using Internet Protocol technology.

  . Open Protocol. Internet Protocol technology is an open protocol (a non-proprietary standard) which allows for market driven development of new services and applications for Internet Protocol networks. In contrast, the PSTN is based on proprietary protocols, which are governed and maintained by international standards bodies that are generally controlled by government-affiliated entities and slower to accept change.

  . Improving Technologies. The Company and other technology companies have developed solutions to address problems associated with certain Internet Protocol based applications that use the public Internet. For example, typical voice over Internet Protocol solutions are characterized by cumbersome two-stage dialing requirements, latency (delay through the network which can negatively affect timing sensitive communications such as voice), quality and concerns about adequate security and reliability. During December 1999, Level 3 commercially launched (3)Voice long distance service in 10 markets, the first voice service to utilize softswitch technology. Level 3 expects to begin commercial testing of some features associated with local service, such as caller ID, voice mail and call forwarding, during the first quarter of 2000. Level 3's Internet Protocol voice technology provides a seamless interconnection with the PSTN using softswitch architecture.

  . Open Architecture. The open architecture of Level 3's distributed network enables new competition among suppliers for the individual components of the Internet Protocol voice switching system. The Company believes that this competition amongst vendors will enable more rapid improvement in the price/performance ratio of individual network components and thereby lower network cost.

   Level 3's Strategy. The Company is seeking to capitalize on the benefits of Internet Protocol technology by pursuing the Business Plan. Key elements of the Company's strategy include:

  . Become the Low Cost Provider of Communications Services. Our network is designed to provide high quality communications services at a lower cost. For example, the Level 3 network is being constructed using multiple conduits to allow the Company to cost-effectively deploy future generations of optical networking components and thereby expand capacity and reduce unit costs. In addition, the Company's strategy is to maximize the use of open, non-proprietary interfaces in the design of its network software and hardware. This approach is intended to provide Level 3 with the ability to purchase the most cost-effective network equipment from multiple vendors. New technologies such as packet-switching will also enhance the efficiencies of our network.

  . Combine Latest Generations of Fiber and Electronics. In order to achieve unit cost reductions for transmission capacity, Level 3 has designed its network with multiple conduits to deploy successive generations of fiber to exploit improvements in transmission electronics. Optimizing transmission electronics to exploit specific generations of fiber optic technology currently provides transmission capacity on the new fiber more cost effectively than deploying new electronics on previous generations of fiber.

  . Offer a Comprehensive Range of Communications Services. The Company provides a comprehensive range of communications services over the Level 3 network, including private line, (3)Voice long distance services, colocation, Internet access and managed modem.
     Level 3 expects to begin commercial testing of some features associated with local service, such as caller ID, voice mail and call forwarding, during the first quarter of 2000. Level 3 is also offering dark fiber and conduits along its local and intercity networks on a long-term lease basis.

  . Provide Significant Colocation Facilities. Level 3 has been experiencing higher demand for its colocation services from its web centric customers than was anticipated in preparing the Business Plan. Level 3 believes that providing colocation services on its network attracts web centric customers by allowing Level 3 to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third-party networks and improved network performance. Therefore, Level 3 believes that controlling significant colocation facilities in its gateways provides it with a competitive advantage. In addition, significant colocation facilities in a gateway allow Level 3 to price the exchange of traffic between its customers that are colocated in the same facility at significantly lower cost than the exchange of traffic between a customer located outside the facility and a customer located within the facility.

    As of December 31, 1999, Level 3 had secured approximately 3.4 million square feet of space for its gateway facilities and had completed the buildout of approximately 1.3 million square feet of this space. Level 3 believes it currently has more colocation space than any of its competitors. In January 2000, Level 3 announced an expansion of its Business Plan to increase significantly the aggregate amount of its global gateway facilities to 6.5 million square feet over the next two to three years.

  . Provide Seamless Interconnection to the PSTN. During December 1999, the Company launched its (3)Voice long distance service that allows the seamless interconnection of the Level 3 network with the PSTN for long distance voice transmissions. Seamless interconnection allows customers to use Level 3's Internet Protocol based services without modifying existing telephone equipment or dialing procedures (that is, without the need to dial access codes or follow other similar special procedures). The Company's managed modem service uses similar softswitch technology to seamlessly interconnect to the PSTN.

  . Accelerate Market Roll-out. To support the launch of its services and develop a customer base in advance of completing the construction of its network, Level 3 offers services over a combination of leased local and intercity facilities. Over time, these leased networks will be displaced by the networks that the Company is constructing.

  . Target Web Centric Customers. The Company's distribution strategy is to utilize a direct sales force focused on communications intensive and web centric businesses. These businesses include ISPs, application service providers, content providers, systems integrators, next generation carriers, web-hosting companies, streaming media companies and Internet Protocol based storage providers. Providing continually declining bandwidth costs to these companies is at the core of the Company's market enabling strategy because bandwidth generally represents a substantial portion of web centric businesses' costs.

  . Develop Advanced Business Support Systems. The Company is developing a substantial, scalable and web-enabled business support system infrastructure specifically designed to enable the Company to offer services efficiently to its targeted customers. The Company believes that this system will reduce its operating costs, give its customers direct control over some of the services they buy from the Company and allow the Company to grow rapidly without redesigning the architecture of its business support system.

  . Leverage Existing Information Services Capabilities. The Company is expanding its existing capabilities in computer network systems integration, consulting, outsourcing and software reengineering, with particular emphasis on the conversion of legacy software systems to systems that are compatible with Internet Protocol networks and web browser access.

  . Attract and Motivate High Quality Employees. The Company has developed programs designed to attract and retain employees with the technical skills necessary to implement the Business Plan. The programs include the Company's Shareworks stock purchase plan and its Outperform Stock Option program.

  Competitive Advantages. The Company believes that it has the following competitive advantages that, together with its strategy, will assist it in implementing the Business Plan:

  . Experienced Management Team. Level 3 has assembled a management team that it believes is well suited to implement the Business Plan. Most of Level 3's senior management was involved in leading the development and marketing of telecommunications products and in designing, constructing and managing intercity, metropolitan and international networks.

  . A More Readily Upgradable Network Infrastructure. Level 3's network design takes advantage of recent innovations, incorporating many of the features that are not present in older communication networks, and provides Level 3 flexibility to take advantage of future developments and innovations. Level 3 has designed the transmission network to optimize all aspects of fiber and electronics simultaneously as a system to deliver the lowest unit cost to its customers. As fiber and transmission electronic technology changes, Level 3 expects to realize new unit cost improvements by deploying the latest fiber and transmission electronics technology in available empty or spare conduit in the multiple conduit Level 3 network. The Company believes that the spare conduit design of the Level 3 network will enable Level 3 to effect this deployment more quickly and at lower cost than other carriers.

  . Integrated End-to-End Network Platform. Level 3's strategy is to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity networks in North America and Europe. The Company believes that the integration of its local and intercity networks with its colocation facilities will expand the scope and reach of its on-net customer coverage, and facilitate the uniform deployment of technological innovations as the Company manages its future upgrade paths.

  . Systems Integration Capabilities. The Company believes that its ability to offer computer outsourcing and systems integration services, particularly services relating to allowing a customer's legacy systems to be accessed with web browsers, will provide additional opportunities for selling the Company's products and services.

The Level 3 Network

   An important element of the Business Plan is the development of the Level 3 network, an advanced, international, facilities based communications network optimized for Internet Protocol technology. Today, the Company is primarily offering its communications services using local and intercity facilities that are leased from third parties. This enables the Company to offer services during the construction of its own facilities. Over time, the portion of the Company's network that is owned by the Company will increase and the portion of the facilities leased will decrease. Over the next two to three years, the Company's network is expected to encompass:

   .  an intercity network covering nearly 16,000 miles in North America;

   .  leased or owned local networks in 56 North American markets;

   .  an intercity network covering approximately 4,750 miles across Europe;

   .  leased or owned local networks in 21 European and Pacific Rim markets;

  . approximately 6.5 million square feet of gateway facilities in North America, Europe and the Pacific Rim; and

  . undersea capacity, including a 1.28 Tbps transatlantic cable system and a 2.56 Tbps Northern Asia cable system initially connecting Hong Kong to Tokyo.

   Intercity Networks. The Company's nearly 16,000 mile fiber optic intercity network in North America will consist of the following:

  . Rights-of-way ("ROW") from a number of third parties including railroads, highway commissions and utilities. The Company has procured these rights from sources that maximize the security and quality of the Company's installed network. The Company has secured 100% of the ROW required for the planned North American intercity network. It has obtained these rights pursuant to agreements with railroads, state and local departments of transportation, utilities, pipeline companies and others.

  . Multiple conduits connecting local networks in approximately 200 North American cities. In general, Level 3 will install groups of 10 to 12 conduits in its intercity network. The Company believes that the availability of spare conduit will allow it to deploy future technological innovations in optical networking components as well as providing Level 3 with the flexibility to offer conduit to other entities.

  . Initial installation of optical fiber strands designed to accommodate dense wave division multiplexing transmission technology. This fiber allows deployment of equipment which transmits signals on 32 or more individual wavelengths of light per strand, thereby significantly increasing the capacity of the Company's network relative to older networks which generally use optical fiber strands that transmit fewer wavelengths of light per strand. In addition, the Company believes that the installation of newer optical fibers will allow a combination of greater wavelengths of light per strand, higher digital transmission speeds and greater spacing of network electronics. The Company also believes that each new generation of optical fiber will allow increases in the performance of these aspects of the fiber and will result in lower unit costs.

  . High speed SONET transmission equipment employing self-healing protection switching and designed for high quality and reliable transmission.

  . A design that maximizes the use of open, non-proprietary hardware and software interfaces to allow less costly upgrades as hardware and software technology improves.

   In December 1999, Level 3 began carrying customer traffic between Dallas and Houston on the first completed and lit segment of its North American intercity network.

   To support the launch of its services in the third quarter of 1998, the Company leased intercity capacity from two providers. This leased capacity will be displaced over time by Level 3's North American intercity network.

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

   The following diagram depicts the currently planned North American intercity network when fully constructed:

       [GRAPHIC OF CURRENTLY PLANNED NORTH AMERICAN INTERCITY NETWORK]

    The Company expects to substantially complete its North American intercity network by the end of the year 2000. Deployment of the North American intercity network will be accomplished through simultaneous construction efforts in multiple locations, with different portions being completed at different times. As of December 31, 1999, the Company had completed 9,334 route miles of the intercity network and had approximately 6,200 route miles under construction.

   In Europe, the Company is deploying an approximately 4,750 mile fiber optic intercity network with characteristics similar to those of the North American intercity network. As in North America, the Company will provide initial service in Europe over a leased network that will be displaced over time by the intercity network owned by the Company.

   On April 29, 1999, Level 3 announced that it had finalized contracts relating to construction of Ring 1 of its European network in France, Belgium, the Netherlands, Germany and the United Kingdom. Ring 1, which is approximately 1,800 miles, will connect Paris, Frankfurt, Amsterdam, Brussels and London. The network is expected to be ready for service by September 2000. Ring 1 is part of the approximately 4,750 mile intercity network. This European network will be linked to the Level 3 North American intercity network by the Level 3 transatlantic 1.28 Tbps cable system currently under development, also expected to be ready for service by September 2000.

   On July 26, 1999, the Company announced two important developments of its European network build with agreements with Eurotunnel and Alcatel. Eurotunnel will install and supply Level 3 with multiple cross-Channel cables between the United Kingdom and France through the high-security service tunnel. The first of these cables will be completed by the end of the first quarter of 2000. Subsequent cables will be installed to upgrade and expand the network as and when required or when new fiber technology becomes available. Alcatel will design, develop and install an undersea cable to link the Level 3 network between the United Kingdom and Belgium. The cable system is already under development and will be completed by the end of the first half of 2000.

   In addition, on May 4, 1999, Level 3 and COLT Telecom Group plc ("COLT") announced an agreement to share costs for the construction of European networks. The agreement calls for Level 3 to share construction costs of COLT's planned 1,600 mile intercity German network linking Berlin, Cologne, Dusseldorf, Frankfurt, Hamburg, Munich and Stuttgart. In return, COLT will share construction costs of Ring 1 of Level 3's planned European network.

   The Company has entered into transoceanic capacity agreements that will link Level 3's North American, European and Pacific Rim intercity networks. One agreement provides for Level 3's participation in the construction of an undersea cable system that will connect Japan and the United States by the end of the year 2000. The remaining agreements relate to the Company's transatlantic capacity. These agreements are in addition to the agreement relating to the Company's 1.28 Tbps transatlantic undersea cable system.

   In the Pacific Rim, the Company currently intends to provide service over a leased line intercity network and long-term leases of submarine cable capacity. In 1999, Level 3 opened its Asia Pacific headquarters in Hong Kong. On January 24, 2000, Level 3 announced two important developments of its Asian network with the planned construction of a 2.56 Tbps undersea cable initially connecting Hong Kong to Tokyo and gateway facilities in each city. This connection between Hong Kong and Tokyo is intended to be the first stage in the construction by Level 3 of an undersea network in the region and is scheduled for completion in the second quarter of 2001.

   Local Market Infrastructure. The Company's local facilities include fiber optic networks, in a SONET ring configuration, connecting Level 3's intercity network gateway sites to ILEC and CLEC central offices, long distance carrier POPs, buildings housing communication-intensive end users and Internet peering and transit facilities.

   The Company had secured approximately 3.4 million square feet of space for its gateway facilities as of December 31, 1999 and had completed the buildout of approximately 1.3 million square feet of this space. The Company's gateway facilities are being designed to house local sales staff, operational staff, the Company's transmission and Internet Protocol routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers, such as ISPs, in an environmentally controlled, secure site with direct access to the Level 3 network through dual, fault tolerant connections. The Company is offering private line, (3)Voice, colocation services, Internet access and managed modem at its gateway sites. The availability of these services varies by location.

   As of December 31, 1999, the Company had operational facilities based local metropolitan networks in 22 U.S. markets and 3 European markets. Also, as of December 31, 1999, the Company had entered into interconnection agreements with RBOCs covering 49 markets.

   The Company has negotiated master leases with several CLECs and ILECs to obtain leased capacity from those providers so that the Company can provide its clients with local transmission capabilities before its own local networks are complete and in locations not directly accessed by the Company's owned facilities.

   The launches of services in London and Frankfurt followed the Company's acquisitions of BusinessNet Limited, a leading UK ISP, in January 1999 and miknet Internet Based Services GmbH, a leading German ISP, in September 1998. In addition, in June 1999, the Company completed the construction of its metropolitan network in the City of London. The Company launched its international gateway in London in January 1999 and Paris, Amsterdam and Frankfurt in June 1999. The 75,000 square foot office and operations facility in London is the hub of European operations and houses the operational center and network equipment, along with additional space for expansion and colocation services. In addition, in July 1999, Level 3 acquired a building with an additional approximately 263,000 square feet of space to serve as colocation technical space in London. The Company is currently offering services in and among London, Paris, Amsterdam and Frankfurt.

Communications and Information Services

   In connection with the Business Plan, the Company is substantially increasing the emphasis it places on and the resources devoted to its communications and information services business. The Company is building on the strengths of its information services business and the benefits of the Level 3 network to offer a broad range of other services to business and other end users.

   As the Business Plan is being implemented, the Company is offering a comprehensive range of communications services, including the following:

  . Transport Services. The Company's transport services consist of private line and special access services and long-term leases of dark fiber and conduits.

    [_]Private Line and Special Access. Private line and special access services are established as a permanent physical connection between locations for the exclusive use of the customer. The Company is offering the following types of private line and special access services:

      . Private Line. This type of link is a dedicated line connecting two end-user locations for voice and data applications, including ISPs.

      . Carrier-to-Carrier Special Access. This type of link connects carriers (long distance providers, wireless providers, ILECs and CLECs) to other carriers.

      . End-user to Long Distance Provider Special Access. This type of link connects an end-user, such as a large business, with the local POP of its chosen long distance provider.

       The Company is currently offering its special access and private line services with available transmission speeds from T1 to OC3 and OC48.

    [_]Dark Fiber and Conduits. The Company is offering dark fiber and conduit along its local and intercity networks on a long-term lease basis. Customers can lease dark fiber and conduit in any combination of three ways: (1) segment by segment, (2) full ring or (3) the entire Level 3 network. Level 3 offers colocation space in its gateway and intercity retransmission facilities to these customers for their transmission electronics. Although Level 3 will not be responsible for the management of the transmission electronics, Level 3 is contemplating providing installation and maintenance services for this equipment on a fee for service basis.

  . Colocation. The Company is offering its customers and other service providers the ability to locate their communications and networking equipment at Level 3's gateway sites in a safe and secure technical operating environment. The demand for these colocation services has increased as companies expand into geographic areas in which they do not have appropriate space or technical personnel to support their equipment and operations. At its operational colocation sites, the Company is offering customers AC/DC power, optional UPS power, emergency back-up generator power, HVAC, fire protection and security. Level 3 is also offering high-speed, reliable connectivity to the Level 3 leased network and other networks, including both local and wide area networks, the PSTN and Internet. These sites are being monitored and maintained 24 hours a day, seven days a week.

     Level 3 is offering customers, including ISPs, the opportunity to colocate their web-server computers at the Company's larger gateway sites, enabling them to take advantage of the marketing, customer service, internal company information networks ("intranets") and other benefits offered by such web presence. By colocating its web-server in a Level 3 facility, a customer has the ability to deploy a high-quality, high-reliability Internet presence without investing capital in data center space, multiple high-speed connections or other capital intensive infrastructure. Although the customer is responsible for maintaining the content and performance of its server, the Company's technicians will be available to monitor basic server operation. The Company will also offer redundant infrastructure consisting of multiple routers and connections to Internet backbones.

  . Internet Access. The Company is offering Internet access to business customers, other carriers and ISPs. These services include high-capacity Internet connections ranging from 45 Mbps to 1,000 Mbps.

  . Managed Modem. The Company is offering to its customers an outsourced, turn-key infrastructure solution for the management of dial up access to either the public Internet or a corporate data network that may include access to the public Internet ("Managed Modem"). This service was the first offered by the Company that used softswitch technology to seamlessly interconnect to the PSTN. While ISPs are provided a fully managed dial-up network infrastructure for access to the public Internet, corporate customers that purchase Managed Modem services receive connectivity for remote users to support data applications such as telecommuting, e-mail retrieval, and client/server applications. For Managed Modem customers, Level 3 arranges for the provision of local network coverage, dedicated local telephone numbers (which the Managed Modem customer distributes to its customers in the case of an ISP or to its employees in the case of a corporate customer), racks and modems as well as dedicated connectivity from the customer's location to the Level 3 gateway facility. Level 3 also provides monitoring of this infrastructure 24 hours a day, seven days a week. By providing a turn-key infrastructure modem solution, Level 3 believes that this product allows its customers to save both capital and operating costs.

  . Voice. During December 1999, Level 3 commercially launched (3)Voice, its Internet Protocol based long distance service, which uses softswitch technology. This long distance service is currently available in 10 markets. The Company expects to begin commercial testing of some features associated with local service, such as caller ID, voice mail and call forwarding, during the first quarter of 2000. Customers access
     (3)Voice long distance service by using existing telephone equipment and dialing procedures. The Company believes that (3)Voice long distance service is offered at a quality level equal to that of the PSTN.

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

   PKSIS offers reengineering services that allow companies to convert older legacy software systems to modern networked computing systems, with a focus on reengineering software to enable older software application and data repositories to be accessed by web browsers over the Internet or over private or limited access Internet Protocol networks. PKSIS also provides customers with a combination of workbench tools and methodologies that provide a complete strategy for converting mainframe-based application systems to client/server architecture.

Distribution Strategy

   Level 3's distribution strategy is to utilize a direct sales force focused on communications intensive and web centric businesses. These businesses include ISPs, application service providers, content providers, systems integrators, next generation carriers, web-hosting companies, streaming media companies and Internet Protocol based storage providers. Level 3 believes that these companies are the most significant drivers of bandwidth demand. The past distinctions between retail and wholesale have been blurred as these communications intensive and web centric businesses purchase Level 3 services, add value to our services and then remarket the services to end-users. Bandwidth constitutes a significant portion of these companies' cost structure and their needs for bandwidth in many cases are growing at an exponential rate. Providing continually declining bandwidth costs to these companies is at the core of Level 3's market enabling strategy.

   Level 3 expects that approximately 85% of its sales will be to web centric customers that package communications services into value added services and directly sell into the residential and business markets. The remaining approximately 15% of Level 3's sales will be to other customers that are communications intensive and have high growth in communications and information services consumption. Level 3 has segmented its sales organization into four channels to implement this distribution strategy. These include a Regional/Account Sales Group, a Carrier Sales Group and a Dark Fiber Sales Group.

Business Support System

   In order to pursue its sales and distribution strategies, the Company is developing a set of integrated software applications designed to automate the Company's operational processes. Through the development of a robust, scalable business support system, the Company believes that it has the opportunity to develop a competitive advantage relative to traditional telecommunications companies. Whereas traditional telecommunications companies operate extensive legacy business support systems with compartmentalized architectures that limit their ability to scale rapidly and introduce enhanced services and features, the Company has developed a business support system architecture intended to maximize both reliability and scalability.

   Key design aspects of the business support system development program are:

  . integrated modular applications to allow the Company to upgrade specific applications as new products are available;

  . a scalable architecture that allows certain functions that would otherwise have to be performed by Level 3 employees to be performed by the Company's alternative distribution channel participants;

  . phased completion of software releases designed to allow the Company to test functionality on an incremental basis;

  . ""web-enabled" applications so that on-line access to all order entry, network operations, billing, and customer care functions is available to all authorized users, including Level 3's customers and resellers;

  . use of a three-tiered, client/server architecture that is designed to separate data and applications, and is expected to enable continued improvement of software functionality at minimum cost; and

  . maximum use of pre-developed or "shrink wrapped" applications, which will interface to Level 3's enterprise resource planning suites.

   The first four releases of the business support system have been delivered and contain functionality necessary to support the set of services presently offered. See "--Communications and Information Services."

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

   As of December 31, 1999, the Company had entered into interconnection agreements covering 49 markets. The Company may be required to negotiate new or renegotiate existing interconnection agreements as Level 3 expands its operations in current and additional markets in the future and as existing agreements expire or are terminated.

   Peering agreements between the Company and ISPs are necessary in order for the Company to exchange traffic with those ISPs without having to pay transit costs. The Company has peering arrangements with approximately 90 domestic ISPs and approximately 50 international ISPs and is currently purchasing transit from one major ISP. The basis on which the large national ISPs make peering available or impose settlement charges is evolving as the provision of Internet access and related services has expanded. Recently, companies that have previously offered peering have cut back or eliminated peering relationships and are establishing new, more restrictive criteria for peering. In order to maintain certain of its peering relationships, Level 3 will have to meet these more restrictive criteria.

Employee Recruiting and Retention

   As of December 31, 1999, Level 3 had 3,175 employees in the communications portion of its business and PKSIS had approximately 681 employees, for a total of 3,856 employees. The Company believes that its ability to implement the Business Plan will depend in large part on its ability to attract and retain substantial numbers of additional qualified employees. In order to attract and retain highly qualified employees, the Company believes that it is important to provide (i) a work environment that encourages each individual to perform to his or her potential, (ii) a work environment that facilitates cooperation towards shared goals and (iii) a compensation program designed to attract the kinds of individuals the Company seeks and to align employees' interests with the Company's. The Company believes the Business Plan and its relocation to new facilities in the Denver metropolitan area help provide such a work environment. With respect to compensation programs, while the Company believes financial rewards alone are not sufficient to attract and retain qualified employees, the Company believes a properly designed compensation program is a necessary component of employee recruitment and retention. In this regard the Company's philosophy is to pay annual cash compensation which, if the Company's annual goals are met, is moderately greater than the cash compensation paid by competitors. The Company's non-cash benefit programs (including medical and health insurance, life insurance, disability insurance, etc.) are designed to be comparable to those offered by its competitors.

   The Company believes that the qualified candidates it seeks place particular emphasis on equity-based long term incentive ("LTI") programs. The Company currently has two complementary programs: (i) the equity-based "Shareworks" program, which helps ensure that all employees have an ownership interest in the Company and are encouraged to invest risk capital in the Company's stock; and (ii) an innovative Outperform Stock Option ("OSO") program applicable to the Company's employees. The Shareworks program currently enables employees to contribute up to 7% of their compensation toward the purchase of restricted common stock. If an employee remains employed by the Company for three years from the date of purchase, the shares will vest and be matched by the Company with a grant of an equal number of shares of its common stock. The Shareworks program also provides that, subject to satisfactory Company performance, the Company's employees will be eligible annually for grants by the Company of its restricted common stock of up to 3% of the employees' compensation, which shares will vest three years from the employee's initial grant date.

   The Company has adopted the OSO program, which differs from LTI programs generally adopted by the Company's competitors that make employees eligible for conventional non-qualified stock options ("NQSOs"). While widely adopted, the Company believes such NQSO programs reward employees when company stock price performance is inferior to investments of similar risks, dilute public stockholders in a manner not directly proportional to performance and fail to provide a preferred return on stockholders' invested capital over the return to option holders. The Company believes that the OSO program is superior to an NQSO-based program with respect to these issues while, at the same time, providing employees a success-based reward balancing the associated risk.

   The OSO program was designed by the Company so that its stockholders receive a market related return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly employees' and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the S&P 500 Index. The value received for options under the OSO plan is based on a formula involving a multiplier related to how much our common stock outperforms the S&P 500 Index. Participants in the OSO program do not realize any value from options unless our common stock price outperforms the S&P 500 Index. To the extent that our common stock outperforms the S&P 500, the value of OSOs to an option holder may exceed the value of NQSOs.

   Subsequent to the split-off of the Construction Group from its other businesses, the Company adopted the recognition provisions of SFAS No. 123. Under SFAS No. 123, the fair value of an OSO (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the OSO. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, they are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions. The adoption of SFAS No. 123 resulted in non-cash charges to operations of $126 million in 1999 and $39 million in 1998 and will continue to result in non-cash charges to operations for future periods that the Company believes will also be material. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value estimated at the time of grant.

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

   In the special access and private line services market, the Company's primary competitors are IXCs, ILECs and CLECs. Most of these competitors have a significant base of customers for whom they are currently providing colocation services. Due to the high costs to CLECs of switching colocation sites, the Company may have a competitive disadvantage relative to these competitors. The market for the colocation of web-servers is extremely competitive. In this market, the Company competes with ISPs and many others, including Exodus, GlobalCenter and Qwest.

   For voice services, the Company will compete primarily with national and regional network providers. AT&T, Sprint, MCI WorldCom and Qwest currently own nationwide long distance fiber optic networks. Significant new competitors could arise as a result of increased consolidation and strategic alliances in the industry resulting from recent Congressional and FCC actions. MCI WorldCom has entered into an agreement to acquire Sprint. In Europe, GTS, MCI WorldCom and Viatel currently own intercity networks. Qwest's network as well as the intercity networks being deployed by others, including Broadwing and Williams Communications in the United States and KPNQwest, i-21 and Global Crossing in Europe, use advanced technology similar to that of the Level 3 network and offer significantly more capacity to the marketplace. Increased capacity may cause significant decreases in the prices for services. The ability of the Company to compete effectively in this market will depend upon its ability to maintain high quality services at prices equal to or below those charged by its competitors. Interexchange Carriers and certain CLECs with excess fiber optic strands may be competitors in the dark fiber business. In the long distance market, the Company's primary competitors will include AT&T, MCI WorldCom, Sprint and Qwest, all of whom have extensive experience in the long distance market. In addition, the Telecom Act will allow the RBOCs and others to enter the long distance market. Bell Atlantic was recently authorized to conduct in-region long distance service in New York. SBC has filed an application to conduct such service in Texas. These providers are also competitors in the provision of internet access. In local markets the Company will compete with ILECs and CLECs, many of whom have extensive experience in the local market.

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

Regulation

   The Company's communications and information services business will be subject to varying degrees of federal, state, local and international regulation.

 Federal Regulation

   The FCC regulates interstate and international telecommunications services. The FCC imposes extensive regulations on common carriers such as ILECs that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as the Company. The FCC permits these nondominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points. The Company has recently obtained FCC approval to land its transatlantic cable in the U.S. The Company has obtained FCC authorization to provide international services on a facilities and resale basis. The Company has filed tariffs for its interstate and international long distance services with the FCC.

   Under the Telecom Act, any entity, including cable television companies, and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecom Act is subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still uncertainty as to what impact it will have on the Company. The Telecom Act is intended to increase competition. The Telecom Act opens the local services market by requiring ILECs to permit interconnection to their networks and establishing ILEC obligations with respect to:

  . Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

  . Resale. Requires all ILECs and CLECs to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, ILECs are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.

  . Interconnection. Requires all ILECs and CLECs to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms and at prices based on cost (which may include a reasonable profit). At the option of the carrier seeking interconnection, colocation of the requesting carrier's equipment in an ILEC's premises must be offered, except where the ILEC can demonstrate space limitations or other technical impediments to colocation.

  . Unbundled Access. Requires all ILECs to provide nondiscriminatory access to specified unbundled network elements (including certain network facilities, equipment, features, functions, and capabilities) at any technically feasible point within their networks, on nondiscriminatory terms and at prices based on cost (which may include a reasonable profit).

  . Number Portability. Requires all ILECs and CLECs to permit, to the extent technically feasible, users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

  . Dialing Parity. Requires all ILECs and CLECs to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

  . Access to Rights-of-Way. Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

   ILECs are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Even when an agreement has not been reached, ILECs remain subject to interconnection obligations established by the FCC and state telecommunications regulatory commissions.

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

   On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements but eliminating the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the densest portion of the top 50 Metropolitan Statistical Areas, and the requirement to unbundle operator services and directory assistance.

   The Eighth Circuit decisions and their recent reversal by the Supreme Court continue to cause uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. The Supreme Court's action in particular may require or trigger the renegotiation of existing agreements. Although state public utilities commissions have continued to conduct arbitrations, and to implement and enforce interconnection agreements during the pendency of the Eighth Circuit proceedings, the Supreme Court's recent ruling and further proceedings on remand (either at the Eighth Circuit or the FCC) may affect the scope of state commissions' authority to conduct such proceedings or to implement or enforce interconnection agreements. They could also result in new or additional rules being promulgated by the FCC. Given the general uncertainty surrounding the effect of the Eighth Circuit decisions and the recent decision of the Supreme Court reversing them, the Company may not be able to continue to obtain or enforce interconnection terms that are acceptable to it or that are consistent with its business plans.

   The Telecom Act also codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecom Act contains special provisions that modify previous court decrees that prevented RBOCs from providing long distance services and engaging in telecommunications equipment manufacturing. These provisions permit a RBOC to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that the RBOC has entered into interconnection agreements (or, under some circumstances, has offered to enter into such agreements) in those states in which it seeks long distance relief, the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and the FCC is satisfied that the RBOC's entry into long distance markets is in the public interest. Recently, the FCC approved Bell Atlantic's petition to offer long distance service in New York. SBC has filed an application to conduct such service in Texas. The Telecom Act permitted the RBOCs to enter the out-of-region long distance market immediately upon its enactment.

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

   The Company's costs of providing long distance services, as well as its revenues from providing local services, will both be affected by changes in the "access charge" rates imposed by ILECs on long distance carriers for origination and termination of calls over local facilities. The FCC has made major changes in the interstate access charge structure. In a December 24, 1996 order, the FCC removed restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. On August 5, 1999 the FCC adopted an order granting price cap LECs additional pricing flexibility, implementing certain access charge reforms and seeking comments on others. The order provides certain immediate regulatory relief to price cap carriers and sets a framework of "triggers" to provide those companies with greater pricing flexibility to set interstate access rates as competition increases. The order also initiated a rulemaking to determine whether the FCC should regulate the access charges of CLECs. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to price its interstate access services competitively. A May 16, 1997 order substantially increased the amounts that ILECs subject to the FCC's price cap rules ("price cap LECs") recover through monthly flat-rate charges and substantially decreased the amounts that these LECs recover through traffic sensitive (per-minute) access charges. Several parties appealed the May 16th order. On August 19, 1998, the Eighth Circuit upheld the FCC's access charge reform rules.

   Beginning in June 1997, every RBOC advised CLECs that they did not consider calls in the same local calling area from their customers to CLEC customers, who are ISPs, to be local calls under the interconnection agreements between the RBOCs and the CLECs. The RBOCs claim that these calls are exchange access calls for which exchange access charges would be owed. The RBOCs claimed, however, that the FCC exempted these calls from access charges so that no compensation is owed to the CLECs for transporting and terminating such calls. As a result, the RBOCs threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, thirty-six state commissions have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings. In thirty-three states, to date, the state commission has determined that reciprocal compensation is owed for such calls. Several of these cases are presently on appeal. Reviewing courts have upheld the state commissions in eight decisions rendered to date on appeal. Appeals from these decisions are pending in the Fourth and Fifth U.S. Circuit Courts of Appeal. The Seventh Circuit upheld the Illinois Commerce Commission decision on June 18, 1999. On February 25, 1999, the FCC issued a Declaratory Ruling on the issue of inter-carrier compensation for calls bound to ISPs. The FCC ruled that the calls are largely jurisdictionally interstate calls, not local calls. The FCC, however, determined that this issue was not dispositive of whether inter-carrier compensation is owed. The FCC noted a number of factors which would allow the state commissions to leave their decisions requiring the payment of compensation undisturbed. The Company cannot predict the effect of the FCC's ruling on existing state decisions, or the outcome of pending appeals or of additional pending cases. The Ninth Circuit dismissed an appeal of a Washington decision on the ground that it constituted a collateral attack on the FCC's ruling. The FCC also issued proposed rules to address inter-carrier compensation in the future.

   The Company recently entered into an agreement with Bell Atlantic which establishes rates for transmission of local and Internet bound traffic.

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

   In December 1996, the FCC initiated a Notice of Inquiry regarding whether to impose regulations or surcharges upon providers of Internet access and information services (the "Internet NOI"). The Internet NOI sought public comment upon whether to impose or continue to forebear from regulation of Internet and other packet-switched network service providers. The Internet NOI specifically identifies Internet telephony as a subject for FCC consideration. On April 10, 1998, the FCC issued a Report to Congress on its implementation of the universal service provisions of the Telecom Act. In that Report, the FCC stated, among other things, that the provision of transmission capacity to ISPs constitutes the provision of telecommunications and is, therefore, subject to common carrier regulations. The FCC indicated that it would reexamine its policy of not requiring an ISP to contribute to the universal service mechanisms when the ISP provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service. Any such contribution by a facilities based ISP would be related to the ISP's provision of the underlying telecommunications services. In the Report, the FCC also indicated that it would examine the question of whether certain forms of "phone-to-phone Internet Protocol telephony" are information services or telecommunications services. It noted that the FCC did not have an adequate record on which to make any definitive pronouncements on that issue at this time, but that the record the FCC had reviewed suggests that certain forms of phone-to-phone Internet Protocol telephony appear to have similar functionality to non-Internet Protocol telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain Internet Protocol telephony services are subject to FCC regulations as telecommunications services, the FCC noted it may find it reasonable that the ISPs pay access charges and make universal service contributions similar to non-Internet Protocol based telecommunications service providers. The FCC also noted that other forms of Internet Protocol telephony appear to be information services. The Company cannot predict the outcome of these proceedings or other FCC proceedings that may effect the Company's operations or impose additional requirements, regulations or charges upon the Company's provision of Internet access services.

   On May 8, 1997, the FCC issued an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new universal service funds to support telecommunications and information services provided to qualifying schools and libraries (with an annual cap of $2.25 billion) and to rural health care providers (with an annual cap of $400 million). The FCC also expanded the federal subsidies for local exchange telephone services provided to low-income consumers and recently doubled the size of the high cost fund for non-rural LECs. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company's contribution to these universal service funds will be based on its telecommunications service end-user revenues. The extent to which the Company's services are viewed as telecommunications services or as information services will impact the amount of the Company's contributions, if any. As indicated in the preceding paragraph, that issue has not been resolved. Currently, the FCC assesses such payments on the basis of a provider's revenue for the previous year. The Company is currently unable to quantify the amount of subsidy payments that it will be required to make and the effect that these required payments will have on its financial condition because of uncertainties concerning the size of the universal fund and uncertainties concerning the classification of its services. The Fifth Circuit Court of Appeals recently upheld the FCC in most respects, but rejected the FCC's effort to base contributions on intrastate revenues. The FCC's universal service program may also be altered as a result of the agency's reconsideration of its policies, or by future Congressional action.

   The FCC recently adopted new rules designed to make it easier and less expensive for CLECs to obtain colocation at ILEC central offices by, among other things, restricting the ILEC's ability to prevent certain types of equipment from being colocated and requiring ILECs to offer alternative colocation arrangements which will be less costly.

   On November 18, 1999, the FCC adopted a new order requiring ILECs to provide line sharing, which will allow CLECs to offer data services over the same line the consumer uses for voice services without the CLECs being required to offer the voice services. State commissions have been authorized to establish the prices to the CLECs for such services. The decision has been appealed.

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

   State regulatory agencies have jurisdiction when Company facilities and services are used to provide intrastate services. A portion of the Company's traffic may be classified as intrastate and therefore subject to state regulation. The Company expects that it will offer more intrastate services (including intrastate switched services) as its business and product lines expand. To provide intrastate services, the Company generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. The Company currently is authorized to provide telecommunications services in all fifty states and the District of Columbia, other than Alaska.

   The Company has a pending application for authority to provide telecommunications services in Alaska. In addition, the Company has filed an application with the California Public Utilities Commission to expand the Company's network within that state. While approval of the application is expected by mid-2000, the Company cannot predict how quickly the Commission will act and whether any such delays will affect its ability to complete the network.

   States also often require prior approvals or notifications for certain transfers of assets, customers or ownership of certificated carriers and for issuances by certified carriers of equity or debt.

 Local Regulation

   The Company's networks will be subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county-by-county and state-by-state basis. To install its own fiber optic transmission facilities, the Company will need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured may not be available to the Company on economically reasonable or advantageous terms.

 Canadian Regulation

   The Canadian Radio-television and Telecommunications Commission (the "CRTC") generally regulates long distance telecommunications services in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the regional telephone companies, bringing significant competition to this industry for both domestic and international long distance services, but also lessening regulation of domestic long distance companies. Resellers, which, as well as facilities-based carriers, now have interconnection rights, but which are not obligated to file tariffs, may not only provide transborder services to the U.S. by reselling the services provided by the regional companies and other entities but also may resell the services of the former monopoly international carrier, Teleglobe Canada ("Teleglobe"), including offering international switched services provisioned over leased lines. Although the CRTC formerly restricted the practice of "switched hubbing" over leased lines through intermediate countries to or from a third country, the CRTC recently lifted this restriction. The Teleglobe monopoly on international services and submarine cable landing rights terminated as of October 1, 1998, although the provision of Canadian international transmission facilities-based services remains restricted to "Canadian carriers" with majority ownership by Canadians. Ownership of non-international transmission facilities are limited to Canadian carriers but the Company can own international submarine cables landing in Canada. The Company cannot, under current or foreseen law, enter the Canadian market as a provider of transmission facilities-based domestic services. Recent CRTC rulings address issues such as the framework for international contribution charges payable to the local exchange carriers to offset some of the capital and operating costs of the provision of switched local access services of the incumbent regional telephone companies, in their capacity as ILECs, and the new entrant CLECs.

   While competition is permitted in virtually all other Canadian telecommunications market segments, the Company believes that the regional companies continue to retain a substantial majority of the local and calling card markets. Beginning in May 1997, the CRTC released a number of decisions opening to competition the Canadian local telecommunications services market, which decisions were made applicable in the territories of all of the regional telephone companies except SaskTel (although Saskatchewan has subsequently allowed local service competition in that province). As a result, networks operated by CLECs may now be interconnected with the networks of the ILECs. Transmission facilities-based CLECs are subject to the same majority Canadian ownership "Canadian carrier" requirements as transmission facilities-based long distance carriers. CLECs have the same status as ILECs, but they do not have universal service or customer tariff-filing obligations. CLECs are subject to certain consumer protection safeguards and other CRTC regulatory oversight requirements. CLECs must file interconnection tariffs for services to interexchange service providers and wireless service providers. Certain ILEC services must be provided to CLECs on an unbundled basis and subject to mandatory pricing, including central office codes, subscriber listings, and local loops in small urban and rural areas. For a five-year period, certain other important CLEC services must be provided on an unbundled basis at mandated prices, notably unbundled local loops in large, urban areas. ILECs, which, unlike CLECs, remained fully regulated, will be subject to price cap regulation in respect of their utility services for an initial four-year period beginning May 1, 1997, and these services must not be priced below cost. Interexchange contribution payments are now pooled and distributed among ILECs and CLECs according to a formula based on their respective proportions of residential lines, with no explicit contribution payable from local business exchange or directory revenues. CLECs must pay an annual telecommunications fee based on their proportion of total CLEC operating revenues. All bundled and unbundled local services (including residential lines and other bulk services) may now be resold, but ILECs need not provide these services to resellers at wholesale prices. Transmission facilities-based local and long distance carriers (but not resellers) are entitled to colocate equipment in ILEC central offices pursuant to terms and conditions of tariffs and intercarrier agreements. Certain local competition issues are still to be resolved. The CRTC has ruled that resellers cannot be classified as CLECs, and thus are not entitled to CLEC interconnection terms and conditions.

The Company's Other Businesses

   The Company's other businesses include its investment in the C-TEC Companies (as defined), coal mining, the SR91 Tollroad (as defined) and certain other assets. In 1998, the Company completed the sale of its interests in United Infrastructure Company, MidAmerican and Kiewit Investment Management Corp.

 C-TEC Companies

   On September 30, 1997, C-TEC completed a tax-free restructuring, which divided C-TEC into three public companies (the "C-TEC Companies"): C-TEC, which changed its name to Commonwealth Telephone, RCN and Cable Michigan. The Company's interests in the C-TEC Companies are held through a holding company (the "C-TEC Holding Company"). The Company owns 90% of the common stock of the C-TEC Holding Company, and preferred stock of the C-TEC Holding Company with a liquidation value of approximately $499 million as of December 31, 1999. The remaining 10% of the common stock of the C-TEC Holding Company is held by David
C. McCourt, a director of the Company who was formerly the Chairman of C-TEC. In the event of a liquidation of the C-TEC Holding Company, the Company would first receive the liquidation value of the preferred stock. Any excess of the value of the C-TEC Holding Company above the liquidation value of the preferred stock would be split according to the ownership of the common stock.

   Commonwealth Telephone. Commonwealth Telephone is a Pennsylvania public utility providing local telephone service to a 19-county, 5,191 square mile service territory in Pennsylvania. Commonwealth

Telephone services approximately 291,000 main access lines. Commonwealth Telephone also provides network access and long distance services to IXCs. Commonwealth Telephone's business customer base is diverse in size as well as industry, with very little concentration. A subsidiary, Commonwealth Communications Inc. provides telecommunications engineering and technical services to large corporate clients, hospitals and universities in the northeastern United States. Another subsidiary, Commonwealth Long Distance operates principally in Pennsylvania, providing switched services and resale of several types of services, using the networks of several long distance providers on a wholesale basis. As of December 31, 1999, the C-TEC Holding Company owned approximately 47.9% of the outstanding common stock of Commonwealth Telephone.

   On October 23, 1998, Commonwealth Telephone completed a rights offering of
3.7 million shares of its common stock. In the offering, Level 3 exercised all rights it received and purchased approximately 1.8 million additional shares of Commonwealth Telephone common stock for an aggregate subscription price of $37.7 million.

   RCN. RCN is a full service provider of local, long distance, Internet and cable television services primarily to residential users in densely populated areas in the Northeast. RCN operates as a competitive telecommunications service provider in New York City and Boston. RCN also owns cable television operations in New York, New Jersey and Pennsylvania; a 40% interest in Megacable, S.A. de C.V., Mexico's second largest cable television operator; and has long distance operations (other than the operations in certain areas of Pennsylvania). RCN is developing advanced fiber optic networks to provide a wide range of telecommunications services, including local and long distance telephone, video programming and data services (including high speed Internet access), primarily to residential customers in selected markets in the Boston to Washington, D.C. and San Francisco to San Diego corridors. During the first quarter of 1998, RCN acquired Ultranet Communications, Inc. and Erols Internet, Inc., two ISPs with operations in the Boston to Washington, D.C. corridor. As of December 31, 1999, the C-TEC Holding Company owned approximately 34.5% of the outstanding common stock of RCN.

   Cable Michigan. Cable Michigan was a cable television operator in the State of Michigan which, as of December 31, 1997, served approximately 204,000 subscribers including approximately 39,400 subscribers served by Mercom. Clustered primarily around the Michigan communities of Grand Rapids, Traverse City, Lapeer and Monroe (Mercom), Cable Michigan's systems serve a total of approximately 400 municipalities in suburban markets and small towns. On June 4, 1998, Cable Michigan announced that it had agreed to be acquired by Avalon Cable. Level 3 received approximately $129 million in cash when the transaction closed on November 6, 1998.

 Coal Mining

   The Company is engaged in coal mining through its subsidiary, KCP, Inc. ("KCP"). KCP has a 50% interest in three mines, which are operated by a subsidiary of Peter Kiewit Sons', Inc. ("New PKS"). Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Union Pacific Resources Group Inc. Walnut Creek Mining Company ("Walnut Creek") is a general partnership with Phillips Coal Company, a subsidiary of Phillips Petroleum Company. The Decker mine is located in southeastern Montana, the Black Butte mine is in southwestern Wyoming, and the Walnut Creek mine is in east-central Texas. The coal mines use the surface mining method.

   The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal in order to produce steam to generate electricity. Approximately 95% of sales are made under long-term contracts, and the remainder are made on the spot market. Approximately 75%, 77% and 79% of KCP's revenues in 1999, 1998 and 1997 respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). The primary customer of Walnut Creek is the Texas-New Mexico Power Company ("TNP"). KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, Solvay Minerals, Pacific Power & Light, Minnesota Power, and

Mississippi Power, that provide for the delivery of approximately 13 million tons through 2005. The level of cash flows generated in recent periods by the Company's coal operations will not continue after the year 2000 because the delivery requirements under the Company's current long-term contracts decline significantly.

   Under a mine management agreement, KCP pays a subsidiary of New PKS an annual fee equal to 30% of KCP's adjusted operating income. The fee for 1999 was $33 million.

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

   The Company is required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 1999 was approximately $7 million. KCP's share of accrued estimated reclamation costs was $100 million at December 31, 1999. The Company did not make significant capital expenditures for environmental compliance with respect to the coal business in 1999. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of the Company's accruals, could have an adverse effect on the Company's business, results of operations, and financial condition.

 SR91 Tollroad

   The Company has invested $12.9 million for a 65% equity interest and lent $6.4 million to California Private Transportation Company L.P. ("CPTC"), which developed, financed, and currently operates the 91 Express Lanes, a ten mile, four-lane tollroad in Orange County, California (the "SR91 Tollroad"). The fully automated highway uses an electronic toll collection system and variable pricing to adjust tolls to demand. Capital costs at completion were $130 million, $110 million of which was funded with debt that was not guaranteed by Level 3. However, certain defaults by Level 3 on its outstanding debt and certain judgments against Level 3 can result in default under this debt of CPTC. Revenue collected over the 35-year franchise period is used for operating expenses, debt repayment, and profit distributions. The SR91 Tollroad opened in December 1995 and achieved operating break-even in 1996. Approximately 93,900 customers have registered to use the tollroad as of December 31, 1999, and weekday volumes typically exceed 21,600 vehicles per day during December 1999.

Industry Overview

History and Industry Development

   Telecommunications Industry. Prior to its court-ordered breakup in 1984 (the "Divestiture"), AT&T largely monopolized the telecommunications services in the United States even though technological developments had begun to make it economically possible for companies (primarily entrepreneurial enterprises) to compete for segments of the communications business.

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

   Over the last three years, several significant transactions have been announced representing consolidation of the U.S. telecom industry. Among the ILECs, Bell Atlantic and NYNEX merged in August 1997, Pacific Telesis Group and SBC Communications merged in April 1997, SBC Communications and Ameritech merged in October 1999, GTE and Bell Atlantic have proposed a merger and MCI WorldCom has agreed to acquire Sprint. Long distance providers have sought to enhance their positions in local markets, through transactions such as AT&T's acquisition of Teleport Communications Group and of Tele-Communications, Inc., WorldCom's mergers with MFS and Brooks Fiber Properties and Qwest's proposed acquisition of US West. They have also sought to otherwise improve their competitive positions, through transactions such as WorldCom's merger with MCI.

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

   Internet Industry. The Internet is a global collection of interconnected computer networks that allows commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business. The Internet originated with the ARPAnet, a restricted network that was created in 1969 by the United States Department of Defense Advanced Research Projects Agency to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and academic organizations. The networks that comprise the Internet are connected in a variety of ways, including by the public switched telephone network and by high speed, dedicated leased lines. Communications on the Internet are enabled by Internet Protocol, an inter-networking standard that enables communication across the Internet regardless of the hardware and software used.

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

   ISPs generally operate networks composed of dedicated lines leased from ILECs, CLECs and ISPs using Internet Protocol based switching and routing equipment and server-based applications and databases. Customers are connected to the ISP's POP by facilities obtained by the customer or the ISP from either ILECs or CLECs through a dedicated access line or the placement of a circuit-switched local telephone call to the ISP.

   Internet Protocol Communications Technology. There are two widely used switching technologies in currently deployed communications networks: circuit-switching systems and packet-switching systems. Circuit-switch based communications systems establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switch based communications systems format the information to be transmitted, such as e-mail, voice, fax and data into a series of shorter digital messages called "packets." Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address.

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

   On June 23, 1999, Level 3 announced a minimum four year, $250 million strategic agreement with Lucent Technologies to purchase Lucent systems, including software switches or "softswitches." The minimum purchase commitment is subject to certain conditions and has the potential to grow to $1 billion over five years.

   Under this nonexclusive agreement, Lucent will provide Level 3 its Lucent Technologies Softswitch, a software switch for Internet Protocol networks that is intended to combine the reliability and features that customers expect from the public switched telephone network with the cost effectiveness and flexibility of Internet Protocol technology. With the Lucent Softswitch, Level 3 expects to provide a full range of Internet Protocol based communications services similar in quality and ease of use to services on traditional circuit voice networks. In addition, the companies also agreed to collaborate on future enhancements of softswitches and gateway products to support next-generation broadband services for business and consumers that will combine high-quality voice and video communications with Internet-style web data services.

Telecommunications Services Market

   Overview of U.S. Market. The traditional U.S. market for telecommunications services can be divided into three basic sectors: long distance services, local exchange services and Internet access services. It has been estimated that in 1998 local exchange services accounted for revenues of $96.8 billion, long distance services generated revenues of $110.5 billion and Internet access revenues totaled $8.3 billion. Revenues for both local exchange and long distance services include amounts charged by long distance carriers and subsequently paid to ILECs (or, where applicable, CLECs) for long distance access.

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

   The following diagram is a simplified illustration of a typical long distance call:

                   [GRAPHIC OF TYPICAL LONG DISTANCE CALL]

   Local Exchange Services. A local call is one that does not require the services of a long distance carrier. In general, the local exchange carrier connects end user customers within a LATA and also provides the local portion of most long distance calls.

   The following diagram is a simplified illustration of a typical local call:

                        [GRAPHIC OF TYPICAL LOCAL CALL]


   Internet Service. Internet services are generally provided in at least two distinct segments. A local network connection is required from the ISP customer to the ISP's local facilities. For large, communication-intensive users and for content providers, these connections are typically unswitched, dedicated connections provided by ILECs or CLECs, either as independent service providers or, in some cases, by a company which is both a CLEC and an ISP. For residential and small/medium business users, these connections are generally PSTN connections obtained on a dial-up access basis as a local exchange telephone call. Once a local connection is made to the ISP's local facilities, information can be transmitted and obtained over a packet-switched Internet Protocol data network, which may consist of segments provided by many interconnected networks operated by a number of ISPs. This collection of interconnected networks makes up the Internet. A key feature of Internet architecture and packet-switching is that a single dedicated channel between communication points is never established, which distinguishes Internet-based services from the PSTN.

   The following diagram is a simplified illustration of a typical Internet access service:

                 [GRAPHIC OF TYPICAL INTERNET ACCESS SERVICE]

   Overview of International Market. The traditional market for telecommunications services outside of the United States can also be divided into three basic sectors: long distance services, local exchange services and Internet access services. It has been estimated that in 1998 local exchange services accounted for revenues of $124.6 billion, long distance services generated revenues of $199.6 billion and Internet access revenues totaled $7.1 billion.

   Internet Protocol Network and Interconnection. The Company designed the Level 3 network to be optimized for Internet Protocol based communications, rather than circuit-switch based communications such as that utilized by the PSTN. The network was designed with the goal of providing the Company with the ability to adapt its facilities, hardware and software to future technology developments in packet-switch based communications systems.

   There are many Internet Protocol networks currently in operation. While generally adequate for data transmission needs, these networks usually are not configured to provide the voice quality, real-time communications requirements of a traditional telephone call. With current technology, this quality can only be achieved by providing a substantial cushion of communications capacity. In addition, existing voice-over Internet Protocol services generally require either customized end-user equipment or the dialing of "access codes" or the following of other similar special procedures to initiate a call. There are also concerns about the reliability and security of existing Internet Protocol voice networks.

   The Company has developed its Internet Protocol voice services so that customers will not be required to dial access codes or follow other special procedures to initiate a call. The Company and other technology providers have developed, and we are commercially testing, softswitch technology to enable the transmission of traffic seamlessly between a router-based Internet Protocol network and the circuit-based PSTN. When commercially deployed, this technology will provide the Level 3 network with the same ubiquity of the PSTN. Specifically, this technology will provide Level 3 with (1) the ability to originate PSTN telephone traffic from an ILEC's switch (when the origination point is not on the Level 3 network), (2) route the traffic over the Level 3 network and (3) deliver the traffic either (a) directly to its destination (if the destination is on the Level 3 network) or (b) to an interconnection point where the traffic is transferred back to the PSTN (the routing of traffic to this interconnection point will be determined based on a least-cost routing criteria). Level 3 expects to be able to obtain the benefits of packet-switch based communications protocols on its network, while allowing its customers to use their existing equipment, telephone numbers and dialing procedures, without additional access codes, for routing the call to the Level 3 network. Level 3 believes that by building its own network with significant excess capacity, expandability and the latest technological advances in network design and equipment and having the ability to route calls over the PSTN in the event of service disruptions, the other significant issues associated with Internet Protocol voice transmission (quality, latency, reliability and security) will have been satisfactorily addressed. The Company commercially launched its Internet Protocol long distance voice transmission services in December 1999. The Company expects to begin commercial testing of some features associated with local service, such as caller ID, voice mail and call forwarding, during the first quarter of 2000.

   On November 16, 1998, Level 3 and Bell Communications Research Inc. announced the merger of their respective specifications for a new protocol designed to bridge between the current circuit-based PSTN and emerging Internet Protocol based networks. The merged specification, called the Media Gateway Control Protocol, or MGCP, represents a combination of the Internet Protocol Device Control, or lPDC, specification developed by a consortium formed by Level 3 and made up of leading communications hardware and software companies, and the Simple Gateway Control protocol, developed by Bell Communications Research and Cisco Systems. The MGCP specification is available without a fee to service providers and hardware and software vendors interested in implementing it in their networks and equipment.

   The significance of MGCP is that when implemented it will provide customers with a seamless interconnection between traditional PSTN and the newer Internet Protocol technology networks. Level 3 believes that this integration will enable customers to benefit from the lower cost of Internet Protocol network services, including voice and fax, without modifying existing telephone and fax equipment or dialing access codes. Level 3 plans to use MGCP in the development of its own network.

   On May 13, 1999, a group of leading telecommunications companies announced the formation of the International Softswitch Consortium, or the "Consortium." Level 3 was one of the founding members of this

Consortium. The Consortium currently has approximately 100 members. The purpose of the organization is to promote open standards and protocols and new application development for the distributed set of hardware and software platforms that are referred to as softswitches and can seamlessly interconnect the PSTN with information and applications currently available only over the Internet. The Consortium is the first group to focus exclusively on interconnection between Internet Protocol networks and the PSTN, and is promoting worldwide compatibility and interoperability of these networks. The Consortium's charter also calls for it to act as a catalyst in stimulating independent software vendors to develop value-added services for service providers and network users of Internet Protocol networks.

Glossary of Terms

access......................  Telecommunications services that permit long distance carriers to use local exchange facilities to originate
                              and/or terminate long distance service.

access charges..............  The fees paid by long distance carriers to LECs for originating and terminating long distance calls on the
                              LECs' local networks.

backbone....................  A centralized high-speed network that interconnects smaller, independent networks. It is the through-portion
                              of a transmission network, as opposed to spurs which
                              branch off the through-portions.

CAP.........................  Competitive Access Provider. A company that provides its customers with an alternative to the local exchange
                              company for local transport of private line and special
                              access telecommunications services.

capacity....................  The information carrying ability of a telecommunications facility.

carrier.....................  A provider of communications transmission services by fiber, wire or radio.

Central Office..............  Telephone company facility where subscribers' lines are joined to switching equipment for connecting other
                              subscribers to each other, locally and long distance.

CLEC........................  Competitive Local Exchange Carrier. A company that competes with LECs in the local services market.

common carrier..............  A government-defined group of private companies offering telecommunications services or facilities to the general
                              public on a non-discriminatory basis.

conduit.....................  A pipe, usually made of metal, ceramic or plastic, that protects buried cables.

dark fiber..................  Fiber optic strands that are not connected to transmission equipment.

dedicated lines.............  Telecommunications lines reserved for use by particular customers.

dialing parity..............  The ability of a competing local or toll service provider to provide telecommunications services in such a manner
                              that customers have the ability to route automatically,
                              without the use of any access code, their
                              telecommunications to the service provider of the
                              customers' designation.

equal access................  The basis upon which customers of interexchange carriers are able to obtain access to their Primary Interexchange
                              Carriers' (PIC) long distance telephone network by
                              dialing "1", thus eliminating the need to dial additional
                              digits and an authorization code to obtain such access.

facilities based carriers...  Carriers that own and operate their own network and equipment.

fiber optics................  A technology in which light is used to transport information from one point to another. Fiber optic cables
                              are thin filaments of glass through which light beams are
                              transmitted over long distances carrying enormous amounts
                              of data. Modulating light on thin strands of glass
                              produces major benefits including high bandwidth,
                              relatively low cost, low power consumption, small space
                              needs and total insensitivity to electromagnetic
                              interference.

Gbps........................  Gigabits per second. A transmission rate. One gigabit equals 1.024 billion bits of information.


ILEC........................  Incumbent Local Exchange Carrier. A company historically providing local telephone service. Often refers to one of
                              the Regional Bell Operating Companies (RBOCs). Often
                              referred to as "LEC" (Local Exchange Carrier).

interconnection.............  Interconnection of facilities between or among local exchange carriers, including potential physical
                              colocation of one carrier's equipment in the other
                              carrier's premises to facilitate such interconnection.
InterLATA...................  Telecommunications services originating in a LATA and terminating outside of that LATA.

Internet....................  A global collection of interconnected computer networks which use a specific communications protocol.

IntraLATA...................  Telecommunications services originating and terminating in the same LATA.

ISDN........................  Integrated Services Digital Network. An information transfer standard for transmitting digital voice and data
                              over telephone lines at speeds up to 128 Kbps.

ISPs........................  Internet Service Providers. Companies formed to provide access to the Internet to consumers and business
                              customers via local networks.

IXC.........................  Interexchange Carrier. A telecommunications company that provides telecommunications services between local
                              exchanges on an interstate or intrastate basis.

Kbps........................  Kilobits per second. A transmission rate. One kilobit equals 1,024 bits of information.


LATA........................  Local Access and Transport Area. A geographic area composed of contiguous local exchanges, usually but not
                              always within a single state. There are approximately 200
                              LATAs in the United States.

leased line.................  Telecommunications line dedicated to a particular customer along predetermined routes.

LEC.........................  Local Exchange Carrier. A telecommunications company that provides telecommunications services in a geographic area
                              in which calls generally are transmitted without toll
                              charges. LECs include both ILECs and CLECs.

local exchange..............  A geographic area determined by the appropriate state regulatory authority in which calls generally are
                              transmitted without toll charges to the calling or called
                              party.

local loop..................  A circuit that connects an end user to the LEC central office within a LATA.

long distance carriers        Long distance carriers provide services between local
 (interexchange carriers)...  exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or
                              another carrier's facilities.

Mbps........................  Megabits per second. A transmission rate. One megabit equals 1.024 million bits of information.

multiplexing................  An electronic or optical process that combines a large number of lower speed transmission lines into one high
                              speed line by splitting the total available bandwidth
                              into narrower bands (frequency division), or by allotting
                              a common channel to several different transmitting
                              devices, one at a time in sequence (time division).

NAP.........................  Network Access Point. A location at which ISPs exchange each other's traffic.

OC3.........................  A data communications circuit consisting of three DS3s capable of transmitting data at 155 Mbps.

OC48........................  A data communications circuit consisting of forty-eight
                              DS3s capable of transmitting data at approximately 2.45
                              Gbps.

peering.....................  The commercial practice under which ISPs exchange each other's traffic without the payment of settlement
                              charges. Peering occurs at both public and private
                              exchange points.

POP.........................  Point of Presence. Telecommunications facility where a communications provider locates network equipment used to
                              connect customers to its network backbone.

private line................  A dedicated telecommunications connection between end user locations.

PSTN........................  Public Switched Telephone Network. That portion of a local exchange company's network available to all users
                              generally on a shared basis (i.e., not dedicated to a
                              particular user). Traffic along the public switched
                              network is generally switched at the local exchange
                              company's central offices.

RBOCs.......................  Regional Bell Operating Companies. Originally, the seven local telephone companies (formerly part of AT&T)
                              established as a result of the AT&T Divestiture.
                              Currently consists of four local telephone companies as a
                              result of the mergers of Bell Atlantic with NYNEX and SBC
                              with Pacific Telesis and Ameritech.

reciprocal compensation.....  The compensation of a CLEC for termination of a local call by the ILEC on the CLEC's network, which is the same
                              as the compensation that the CLEC pays the ILEC for
                              termination of local calls on the ILEC's network.

resale......................  Resale by a provider of telecommunications services (such as a LEC) of such services to other providers or carriers
                              on a wholesale or a retail basis.

router......................  Equipment placed between networks that relays data to those networks based upon a destination address contained
                              in the data packets being routed.

SONET.......................  Synchronous Optical Network. An electronics and network architecture for variable bandwidth products which
                              enables transmission of voice, data and video
                              (multimedia) at very high speeds. SONET ring architecture
                              provides for virtually instantaneous restoration of
                              service in the event of a fiber cut by automatically
                              rerouting traffic in the opposite direction around the
                              ring.

special access services.....  The lease of private, dedicated telecommunications lines or "circuits" along the network of a local exchange
                              company or a CAP, which lines or circuits run to or from
                              the long distance carrier POPs. Examples of special
                              access services are telecommunications lines running
                              between POPs of a single long distance carrier, from one
                              long distance carrier POP to the POP of another long
                              distance carrier or from an end user to a long distance
                              carrier POP.

switch......................  A device that selects the paths or circuits to be used for transmission of information and establishes a
                              connection. Switching is the process of interconnecting
                              circuits to form a transmission path between users and it
                              also captures information for billing purposes.

Tbps........................  Terabits per second. A transmission rate. One terabit equals 1.024 trillion bits of information.

T1..........................  A data communications circuit capable of transmitting data at 1.544 Mbps.

unbundled...................  Services, programs, software and training sold separately from the hardware.

unbundled access............  Access to unbundled elements of a telecommunications services provider's network including network facilities,
                              equipment, features, functions and capabilities, at any
                              technically feasible point within such network.

web site....................  A server connected to the Internet from which Internet users can obtain information.

wireless....................  A communications system that operates without wires.
                              Cellular service is an example.

world wide web or web.......  A collection of computer systems supporting a communications protocol that permits multimedia
                              presentation of information over the Internet.

xDSL........................  A term referring to a variety of new Digital Subscriber
                              Line technologies. Some of these new varieties are
                              asymmetric with different data rates in the downstream
                              and upstream directions. Others are symmetric. Downstream
                              speeds range from 384 Kbps (or "SDSL") to 1.5 to 8 Mbps
                              ("ADSL").

Directors and Executive Officers

   Set forth below is information as of February 1, 2000 about each director and each executive officer of the Company. The executive officers of the Company have been determined in accordance with the rules of the SEC.

   Name                  Age                            Position
   ----                  ---                            --------
Walter Scott, Jr........  68 Chairman of the Board
James Q. Crowe..........  50 President, Chief Executive Officer and Director
R. Douglas Bradbury.....  49 Executive Vice President, Chief Financial Officer and Director
Kevin J. O'Hara.........  39 Executive Vice President and Chief Operating Officer
Colin V.K. Williams.....  60 Executive Vice President
Stephen C. Liddell......  38 Group Vice President
Kathleen A. Perone......  46 Group Vice President
Gail P. Smith...........  40 Group Vice President
Philip B. Fletcher......  66 Director
William L. Grewcock.....  74 Director
Richard R. Jaros........  48 Director
Robert E. Julian........  60 Director
David C. McCourt........  43 Director
Kenneth E. Stinson......  57 Director
Michael B. Yanney.......  66 Director

Other Management

   Set forth below is information as of February 1, 2000, about the following members of senior management of the Company.

   Name                  Age                            Position
   ----                  ---                            --------
Jimmy D. Byrd...........  39 President and Chief Executive Officer of PKSIS
Linda J. Adams..........  43 Group Vice President
Daniel P. Caruso........  36 Group Vice President
Sureel A. Choksi........  27 Group Vice President and Treasurer
Donald H. Gips..........  40 Group Vice President
Joseph M. Howell, III...  53 Group Vice President
Michael D. Jones........  42 Group Vice President
Thomas C. Stortz........  48 Group Vice President, General Counsel and Secretary
Ronald J. Vidal.........  39 Group Vice President
John F. Waters, Jr. ....  34 Group Vice President

   Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of New PKS since the split-off. Mr. Scott is also a director of New PKS, Berkshire Hathaway Inc., Burlington Resources Inc., MidAmerican, ConAgra, Inc., Commonwealth Telephone, RCN and Valmont Industries, Inc.

   James Q. Crowe has been the President and Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was President and Chief Executive Officer of MFS from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of WorldCom from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996. Mr. Crowe is presently a director of New PKS, Commonwealth Telephone, RCN and InaCom Communications, Inc.

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

   Stephen C. Liddell has been the Group Vice President of the Company since February 1, 2000. Mr Liddell is responsible for the Company's Asian operations. Prior to that, Mr. Liddell was Senior Vice President of the Company from May 1999 to February 1, 2000. Prior to that, Mr. Liddell was President, Asia-Pacific Region at MCI-WorldCom from January 1996 to April 1999 and was Vice President and General Manager, International Networks at MFS Communications from July 1994 to January 1996. Mr. Liddell was Commercial Director and Director of Planning and Business Development at Syncordia (British Telecom) from November 1991 to July 1994 and Business Development Executive at British Telecom from April 1989 to November 1991.

   Kathleen A. Perone has been Group Vice President of the Company since February 1, 2000. Ms. Perone is responsible for the Company's North American operations. Prior to that, Ms. Perone was Vice President, Sales of the Company from 1998 to February 1, 2000. Prior to that, Ms. Perone was President, Global Services and Telecom East, of MFS/WorldCom, from 1990 to 1998 and Vice President, National Accounts at Cable & Wireless from 1989 to 1990.

   Gail P. Smith has been Group Vice President of the Company since February 1, 2000. Prior to that, Ms. Smith served as Senior Vice President, International Sales and Marketing of the Company from December 1998 to February 1, 2000. Prior to that, Ms. Smith was Vice President and General Manager of WorldCom International Networks from November 1994 to July 1997 and European Marketing Director during the start-up phase of MFS International.

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

   Richard R. Jaros has been a director of the Company since June 1993 and served as President of the Company from 1996 to 1997. Mr. Jaros served as Executive Vice President of the Company from 1993 to 1996 and Chief Financial Officer of the Company from 1995 to 1996. He also served as President and Chief Operating Officer of CalEnergy from 1992 to 1993, and is presently a director of MidAmerican, Commonwealth Telephone, RCN and Homeservices.com Inc.

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

   Jimmy D. Byrd has been the President and Chief Executive Officer of PKSIS since March 1999. Mr. Byrd was President and General Manager of the New South Wales Office of Corporate Express, Inc. and Chief Information Officer of Corporate Express, Inc. Australia/New Zealand from 1997 to 1999. From 1993 to 1997 he was Vice President and CIO for Temple-Inland, Inc., was a National Sales Manager for Visual Information Technologies from 1990 to 1993 and was an Advisory Marketing Representative for IBM from 1982 to 1990.

   Linda J. Adams has been Group Vice President Human Resources of the Company since February 1, 2000. Prior to that, Ms. Adams was Vice President Human Resources of the Company from November 1998 to February 1, 2000. Prior to that, Ms. Adams was initially Vice President of Human Resources Rent-A-Center, a subsidiary of Thorn Americas, Inc., and then Senior Vice President of Human Resources for Thorn Americas, Inc. from August 1995 until August 1998. Prior to that, Ms. Adams was Vice President of Worldwide Compensation & Benefits for PepsiCo, Inc. from August 1994 to August 1995.

   Daniel P. Caruso has been Group Vice President Global Customer Operations of the Company since February 1, 2000. Prior to that, Mr. Caruso served as Senior Vice President, Network Services of the Company from October 1997 to February 1, 2000. Prior to that, Mr. Caruso was Senior Vice President, Local Service Delivery of WorldCom from December 1992 to September 1997 and was a member of the senior management of Ameritech from June 1986 to November 1992.

   Sureel A. Choksi has been Group Vice President Corporate Development and Treasurer of the Company since February 1, 2000. Prior to that, Mr. Choksi served as Vice President and Treasurer of the Company from January 1999 to February 1, 2000. Prior to that, Mr. Choksi was a Director of Finance at the Company from 1997 to 1998, an Associate at TeleSoft Management, LLC in 1997 and an Analyst at Gleacher Natwest from 1995 to 1997.

   Donald H. Gips has been Group Vice President Sales and Marketing of the Company since February 1, 2000. Prior to that, Mr. Gips served as Senior Vice President, Corporate Development of the Company from November 1998 to February 1, 2000. Prior to that, Mr. Gips served in the White House as Chief Domestic Policy Advisor to Vice President Gore from April 1997 to April 1998. Before working at the White House, Mr. Gips was at the Federal Communications Commission as the International Bureau Chief and Director of Strategic Policy from January 1994 to April 1997. Prior to his government service, Mr. Gips was a management consultant at McKinsey and Company.

   Joseph M. Howell, III has been Group Vice President Corporate Marketing of the Company since February 1, 2000. Prior to that, Mr. Howell served as Senior Vice President, Corporate Marketing of the Company from October 1997 to February 1, 2000. Prior to that, Mr. Howell was Senior Vice President of MFS/WorldCom from 1993 to 1997.

   Michael D. Jones has served as Group Vice President and Chief Information Officer of the Company since February 1, 2000. Prior to that, Mr. Jones served as Senior Vice President and Chief Information Officer of the Company from December 1998 to February 1, 2000. Prior to that, Mr. Jones was Vice President and Chief Information Officer of Corporate Express, Inc. from May 1994 to May 1998.

   Thomas C. Stortz has been Group Vice President, General Counsel and Secretary of the Company since February 1, 2000. Prior to that, Mr. Stortz served as Senior Vice President, General Counsel and Secretary of the Company from September 1998 to February 1, 2000. Prior to that, he served as Vice President and General Counsel of Peter Kiewit Sons', Inc. and Kiewit Construction Group, Inc. from April 1991 to September 1998. He has served as a director of Peter Kiewit Sons', Inc., RCN, C-TEC, Kiewit Diversified Group Inc. and CCL Industries, Inc.

   Ronald J. Vidal has been Group Vice President New Ventures and Investor Relations of the Company since February 1, 2000. Prior to that, Mr. Vidal served as Senior Vice President, New Ventures of the Company from October 1997 to February 1, 2000. Prior to that, Mr. Vidal was a Vice President of MFS/WorldCom from September 1992 to October 1997. Mr. Vidal joined the Company in construction project management in July 1983.

   John F. Waters, Jr. has been Group Vice President and Chief Technology Officer of the Company since February 1, 2000. Prior to that, Mr. Waters was Vice President, Engineering of the Company from November 1997 until February 1, 2000. Prior to that, Mr. Waters was an executive staff member of MCI Communications from 1994 to November 1997.

   The Board is divided into three classes, designated Class I, Class II and Class III, each class consisting, as nearly as may be possible, of one-third of the total number of directors constituting the Board. The Class I Directors consist of Walter Scott, Jr., James Q. Crowe and Philip B. Fletcher; the Class II Directors consist of William L. Grewcock, Richard R. Jaros, Robert E. Julian and David C. McCourt; and the Class III Directors consist of R. Douglas Bradbury, Kenneth E. Stinson and Michael B. Yanney. There is one vacancy among the Class I Directors. The term of the Class I Directors will terminate on the date of the 2001 annual meeting of stockholders; the term of the Class II Directors will terminate on the date of the 2002 annual meeting of stockholders; and the term of the Class III Directors will terminate on the date of the 2000 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for three-year terms. The Company's officers are elected annually to serve until each successor is elected and qualified or until his death, resignation or removal.

Employees

   As of December 31, 1999, Level 3 had 3,175 employees in the communications portion of its business and PKSIS had approximately 681 employees, for a total of 3,856 employees.

ITEM 2. PROPERTIES

   The Company's headquarters are located on 46 acres in the Northwest corner of the Interlocken office park within the City of Broomfield, Colorado, and within Boulder County, Colorado. When construction is completed, the campus facility is expected to encompass eventually over 850,000 square feet of office space. It is anticipated that construction will be completed by the end of the second quarter of 2000. In addition, the Company has leased approximately 250,000 square feet of temporary office space in Louisville, Colorado to allow for the relocation of the majority of its employees (other than those of PKSIS) while its permanent facilities are under construction. Properties relating to the Company's coal mining segment are described under "ITEM 1. BUSINESS--The Company's Other Businesses" above. In connection with certain existing and historical operations, the Company is subject to environmental risks.

   The Company has approximately 3.4 million square feet of space for its gateway facilities. The Company's gateway facilities are being designed to house local sales staff, operational staff, the Company's transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers.

   PKSIS maintains its corporate headquarters in Omaha, Nebraska and leases approximately 35,000 square feet of office space in Omaha. The computer outsourcing business of PKSIS is located at an 89,000 square foot office space in Omaha and at a 60,000 square foot computer center in Tempe, Arizona. PKSIS maintains additional office space in Boston and Parsippany for its systems integration business.

ITEM 3. LEGAL PROCEEDINGS

   In August 1999, the Company was named as a defendant in Schweizer vs. Level 3 Communications, Inc., et al., a purported national class action, filed in the District Court, County of Boulder, State of Colorado which involves the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class action assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a national class of owners of land over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. Although the Company is not aware of any additional similar claims, the Company may in the future receive claims and demands related to rights-of-way issues similar to the issues in the Schweizer litigation that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of this litigation, management believes that the Company has substantial defenses to the claims asserted in the Schweizer action (and any similar claims which may be named in the future), and intends to defend them vigorously.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Market Information. The Company's common stock is traded on the Nasdaq National Market under the symbol "LVLT." As of February 7, 2000, there were approximately 3,800 holders of record of the Company's common stock, par value $.01 per share. The Common Stock began trading on the Nasdaq National Market on April 1, 1998, the day following the Split-off. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the Nasdaq National Market. The prices set forth in the table have been adjusted to reflect the two-for-one split of our common stock effected as a stock dividend in August 1998.

                                                                   High   Low
                                                                  ------ ------
   Year Ended December 31, 1999
   First Quarter................................................. $72.81 $39.75
   Second Quarter................................................  93.06  60.06
   Third Quarter.................................................  65.50  46.88
   Fourth Quarter................................................  84.56  51.19

   Year Ended December 31, 1998
   Second Quarter (from April 1, 1998)........................... $37.13 $24.00
   Third Quarter.................................................  42.13  29.78
   Fourth Quarter................................................  43.13  24.00

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

       Date        Date Paid   Amount Class  Date Price   Adjusted Price
       ----        ---------   ------ -----  ----------   --------------
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

ITEM 6. SELECTED FINANCIAL DATA

   The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appears below.

                                                 Fiscal Year Ended (1)
                                           ------------------------------------
                                            1999    1998    1997   1996   1995
                                           ------  ------  ------ ------ ------
                                            (dollars in millions, except per
                                                     share amounts)
Results of Operations:
  Revenue................................. $  515  $  392  $  332 $  652 $  580
  Earnings (loss) from continuing
   operations (2).........................   (487)   (128)     83    104    126
  Net earnings (loss) (3).................   (487)    804     248    221    244
Per Common Share:
  Earnings (loss) from continuing
   operations.............................  (1.46)  (0.43)   0.33   0.45   0.58
  Dividends (4)...........................    --      --      --    0.05   0.05
Financial Position:
  Total assets............................  8,904   5,522   2,776  3,063  2,942
  Current portion of long-term debt.......      6       5       3     57     40
  Long-term debt, less current portion
   (5)....................................  3,989   2,641     137    320    361
  Stockholders' equity (6)................  3,405   2,165   2,230  1,819  1,607

--------
(1) In October 1993, Level 3 acquired 35% of the outstanding shares of C-TEC Corporation ("C-TEC"), which shares entitled Level 3 to 57% of the available voting rights of C-TEC. At December 28, 1996, Level 3 owned 48% of the outstanding shares and 62% of the voting rights of C-TEC.

    As a result of the restructuring of C-TEC in 1997, Level 3 owns less than 50% of the outstanding shares and voting rights of each of the three entities into which C-TEC was divided, and therefore accounted for each entity using the equity method in 1997, 1998 and 1999. Level 3 consolidated C-TEC in its financial statements for 1995 and 1996.

    The financial position and results of operations of the construction and mining management businesses ("Construction Group") of Level 3 have been classified as discontinued operations due to the March 31, 1998 split-off of Level 3's Construction Group from its other businesses.

    In 1995, Level 3 dividended its investment in its former subsidiary, MFS Communications Company, Inc. ("MFS") to the holders of Class D Stock. MFS' results of operations have been classified as a single line item on the statements of operations for 1995.

    Level 3 sold its energy segment to MidAmerican Energy Holdings Company (f/k/a CalEnergy Company, Inc.) ("MidAmerican") in 1998 and classified it as discontinued operations within the financial statements.

    Certain prior year amounts have been reclassified to conform to current year presentation.

(2) Level 3 incurred significant expenses in conjunction with the expansion of its communications and information services business beginning in 1998.

    In 1999 and 1998, RCN Corporation issued stock in public offerings and for certain transactions. These transactions reduced the Company's ownership in RCN to 35% and 41% at December 31, 1999 and 1998, respectively, and resulted in pre-tax gains to the Company of $117 million and $62 million in 1999 and 1998, respectively.

    In 1998, Level 3 acquired XCOM Technologies, Inc. ("XCOM") and its developing telephone-to-IP network bridge technology. Level 3 recorded a $30 million nondeductible charge against earnings for the write-off of in-process research and development acquired in the transaction.

    In 1998, Cable Michigan, Inc. was acquired by Avalon Cable of Michigan, Inc. Level 3 received approximately $129 million for its shares of Cable Michigan, Inc. in the disposition and recognized a pre-tax gain of approximately $90 million in 1998.

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

    The Company's current dividend policy, in effect since April 1998, is to retain future earnings for use in the Company's business. As a result, management does not anticipate paying any cash dividends on shares of Common Stock in the foreseeable future. In addition, the Company is effectively restricted under certain covenants from paying cash dividends on shares of its Common Stock.

(5) In 1998, Level 3 issued $2 billion of 9.125% Senior Notes due 2008 and received net proceeds of $500 million from the issuance of $834 million principal amount at maturity of 10.5% Senior Discount Notes due 2008.

    In 1999, Level 3 received $798 million of net proceeds from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009. In addition, Level 3 and certain Level 3 subsidiaries entered into a $1.375 billion senior secured credit facility. Level 3 borrowed $475 million in 1999 under the senior secured credit facility.

(6) In 1999, the Company received approximately $1.5 billion of proceeds from the sale of 28.75 million shares of its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries ("Level 3" or the "Company"). When used in this document, the words "anticipate", "believe", "plans", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. See "Cautionary Factors That May Affect Future Results."

Recent Developments

BusinessNet Ltd. Acquisition

   On January 5, 1999, Level 3 acquired BusinessNet Ltd. ("BusinessNet"), a leading London-based Internet service provider, in a largely stock-for-stock transaction valued at $12 million and accounted for as a purchase. After completion of certain adjustments, the Company agreed to issue approximately 400,000 shares of common stock and paid $1 million in cash in exchange for all of the issued and outstanding shares of BusinessNet's capital stock. Of the approximately 400,000 shares Level 3 agreed to issue in connection with the acquisition, approximately 150,000 shares of its common stock have been pledged to Level 3 to secure certain indemnification obligations of the former BusinessNet stockholders. In October 1999, Level 3 released approximately 42,000 shares of the pledged shares. The pledge of the remaining shares will terminate in July 2000 unless otherwise extended pursuant to the terms of the acquisition agreement. Liabilities exceeded assets acquired, and goodwill of $16 million was recognized from the transaction and is being amortized over five years.

Common Stock Offering

   On March 9, 1999, the Company closed the offering of 28.75 million shares of its common stock through a public offering. The net proceeds from the offering of approximately $1.5 billion, after underwriting discounts and offering expenses, are being used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Business Plan.

Increase in Authorized Shares Outstanding

   On February 25, 1999, the Company's Board of Directors approved an increase in the number of authorized shares of common stock from 500 million to 1 billion. On April 12, 1999, the Board of Directors approved a further increase in the number of authorized shares of common stock by 500 million to 1.5 billion. The Company's stockholders approved the increase in authorized shares at its 1999 Annual Meeting held on May 27, 1999.

Transatlantic Undersea Cable System

   On April 23, 1999, Level 3 announced that it had contracted with Tyco Submarine Systems Ltd. to design and build a transatlantic 1.28 Tbps undersea cable system from Long Island, New York to North Cornwall, UK. The cable system is expected to be in service by September 2000 and is expected to cost between $600 to $800 million. The total cost will depend on how the cable is upgraded over time. Level 3 has prefunded the purchase of significant amounts of undersea capacity as part of the Business Plan, but may require additional funding depending on the cable's ultimate structure, pre-construction sales and ownership.

European Network

   Level 3 announced on April 29, 1999 that it had finalized contracts relating to construction of Ring 1 of its European network in France, Belgium, the Netherlands, Germany and the United Kingdom. Ring 1, which is approximately 1,800 miles, will connect Paris, Frankfurt, Amsterdam, Brussels and London. The network is expected to be ready for service by September 2000. Ring 1 is part of the approximately 4,750 mile intercity network. This European network will be linked to the Level 3 North American intercity network by the Level 3 transatlantic 1.28 Tbps cable system currently under development, also expected to be ready for service by September 2000.

   On July 26, 1999, the Company announced two important developments of its European network build with agreements with Eurotunnel and Alcatel. Eurotunnel will install and supply Level 3 with multiple cross-Channel cables between the United Kingdom and France through the high-security service tunnel. The first of these cables will be completed by the end of the first quarter of 2000. Subsequent cables will be installed to upgrade and expand the network as and when required or when new fiber technology becomes available. Alcatel will design, develop and install an undersea cable to link the Level 3 network between the United Kingdom and Belgium. The cable system is already under development and will be completed by the end of the first half of 2000.

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

Lucent Agreement

   On June 23, 1999, the Company announced a minimum four year, $250 million strategic agreement with Lucent Technologies to purchase Lucent systems, including new software switches or "softswitches." The minimum purchase commitment is subject to certain conditions and has the potential to grow to $1 billion over five years.

   Under this nonexclusive agreement, Lucent will provide Level 3 its Lucent Technologies Softswitch, a software switch for Internet Protocol networks that is intended to combine the reliability and features that customers expect from the public switched telephone network with the cost effectiveness and flexibility of Internet Protocol technology. With the Lucent Softswitch, Level 3 expects to provide a full range of Internet Protocol based communications services similar in quality and ease of use to services on traditional circuit voice networks. In addition, the companies also agreed to collaborate on future enhancements of softswitches and gateway products to support next-generation broadband services for business and consumers that will combine high-quality voice and video communications with Internet-style web data services.

6% Convertible Subordinated Notes

   On September 14, 1999, the Company closed the offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 ("Convertible Subordinated Notes"). The net proceeds from the offering of approximately $798 million, after underwriting discounts and offering expenses, are being used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Business Plan.

Senior Secured Credit Facility

   On September 30, 1999, the Company entered into a Senior Secured Credit Facility in the aggregate principal amount of $1.375 billion ("Senior Secured Credit Facility"). The facility is comprised of a senior secured revolving credit facility in the amount of $650 million and a two-tranche senior secured term loan facility aggregating $725 million. At December 31, 1999 the Company had $475 million in outstanding aggregate borrowings under the two-tranche senior secured term loan facility.

(3)Voice(SM)

   During December 1999, Level 3 commercially launched (3)Voice, its Internet Protocol long distance service, which utilizes softswitch technology. This long distance service is currently available in 10 markets. The Company expects to begin commercial testing of some features associated with local service, such as caller ID, voice mail and call forwarding, during the first quarter of 2000. Customers access the (3)Voice long distance service by using existing telephone equipment and dialing procedures.

Northern Asia Undersea Cable System

   On January 24, 2000, Level 3 announced its intention to develop and construct a 2.56 Tbps Northern Asia undersea cable system initially connecting Hong Kong and Tokyo. This connection is expected to be in service by the end of the second quarter of 2001. The Hong Kong-Tokyo cable is intended to be the first stage of the Company's construction of an undersea network in the region. The Company plans to share construction and operating expenses of the system with one or more industry partners.

Expansion of Business Plan

   On January 24, 2000, Level 3 announced the expansion of its Business Plan to increase the amount of gateway space it intends to secure to approximately 6.5 million square feet. Level 3 currently has secured approximately 3.4 million square feet of gateway space. The Company has completed the buildout of approximately 1.3 million square feet of a gateway space.

Securities Offerings

   On February 2, 2000, Level 3 announced a series of separate securities offerings. As of the date of the filing of this Report, the Company is offering 15 million shares of common stock and $500 million of convertible subordinated notes in separate registered offerings pursuant to an effective registration statement. It is also offering senior notes and senior discount notes that will generate aggregate gross proceeds of $1 billion, and 400 million of euro-denominated (approximately $391 million) senior notes. The dollar-denominated and euro-denominated senior notes will not be registered under the Securities Act of 1933 and may not be sold in the United States absent registration or an applicable exemption from the registration requirements. Each of the offerings is being made pursuant to a separate prospectus supplement or offering memorandum. No offering is conditioned on the closing of any other. The Company may not complete any of the offerings. In addition, the size of each offering is subject to change. The Company will use the proceeds from these offerings, for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Business Plan. Although the Company evaluates potential acquisitions from time to time, it currently has no agreements or understanding with any person to effect any material acquisition.

Recent Accounting Developments

   In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the first quarter of 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

   Effective July 1, 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." Certain sale and long-term right-to-use agreements of dark fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. Failure to satisfy the requirements of the Interpretation will result in the deferral of revenue recognition for these contracts. The adoption of this Interpretation does not have a current effect on the Company's cash flows.

   Accounting practice and guidance with respect to the accounting treatment of these transactions is evolving. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these agreements in the future.

Results of Operations 1999 vs. 1998

   Revenue for the years ended December 31, 1999 and December 31, 1998 is summarized as follows (in millions):

                                                                      1999 1998
                                                                      ---- ----
   Communications and Information Services........................... $289 $144
   Coal Mining.......................................................  207  228
   Other.............................................................   19   20
                                                                      ---- ----
                                                                      $515 $392
                                                                      ==== ====

   Communications and information services revenue increased from $144 million for the year ended December 31, 1998 to $289 million for the year ended December 31, 1999. Revenue attributable to the communications business increased from $24 million in 1998 to $159 million in 1999. In May 1999 the Massachusetts Department of Public Utilities ruled that Bell Atlantic was no longer required to pay the established reciprocal compensation rates for certain services. As a result, beginning in the second quarter, Level 3 elected not to recognize additional revenue from these agreements until the uncertainties were resolved. The Company reached a tentative agreement with Bell Atlantic in October 1999. The agreement established new intercarrier or reciprocal compensation rates between the two carriers and assures that the Company will be paid for the traffic it terminates from Bell Atlantic. As part of the agreement, the Company and Bell Atlantic have also settled past disputes over reciprocal compensation billing issues. The implementation of the new rate structure and reciprocal compensation billing settlement was contingent upon certain conditions including approval by relevant regulatory authorities. During the fourth quarter, Massachusetts and other states approved the agreement and therefore, the Company recognized $16 million of reciprocal compensation revenue. Also during the fourth quarter the Company completed certain sections of its intercity and metropolitan networks and recognized $26 million of revenue from IRU contracts entered into before June 30, 1999. In 1999 the Company recognized a total of $24 million and $37 million of revenue attributable to reciprocal compensation agreements and IRU contracts, respectively. In addition the Company recognized in 1999 $33 million of revenue attributable to private line services, $24 million of revenue attributable to managed modem services, $23 million attributable to colocation services, and $18 million of revenue attributable to Internet access services.

   Systems integration revenue increased 11% to $63 million in 1999. Revenue for the computer outsourcing business increased 6% to $67 million in 1999. Revenue attributable to new customers and additional services for existing customers led to the increase in computer outsourcing and systems integration revenue.

   Mining revenue in 1999 decreased to $207 million from $228 million in 1998 due to reduced tonnage requirements under existing contracts with Commonwealth Edison Company ("Commonwealth") and the expiration of a long-term contract with Commonwealth in 1998. If current market conditions continue, the Company will experience a significant decline in coal revenue and earnings beginning in 2001 as long-term contracts begin to expire.

   Other revenue was consistent with 1998 and is primarily attributable to California Private Transportation Company, L.P. ("CPTC") the owner-operator of the SR91 tollroad in southern California.

   Cost of Revenue increased $161 million or 81% to $360 million in 1999 as a result of the expanding communications business. In 1999, communications network expenses were $183 million as compared to $12 million in the prior year. The increase in costs is primarily attributable to the Frontier and IXC Communications leased network expenses, the costs associated with the XCOM Technologies, Inc. ("XCOM") and GeoNet Communications, Inc. ("GeoNet") acquisitions, and costs attributable to the products the Company began offering in late 1998 and 1999. The cost of revenue for the information services business, as a percentage of revenue, decreased for the year ended December 31, 1999 compared to the same period in 1998. This decrease is primarily due to an increase in the utilization rates of systems integration personnel in 1999. The cost of revenue for the coal business, as a percentage of revenue, increased due to the expiration of a high margin long-term contract in 1998.

   Depreciation and Amortization expense increased from $66 million in 1998 to $228 million in 1999. The significant increase in the amount of assets placed in service during the latter part of 1998 and throughout 1999 for the communications business resulted in the increase in depreciation expense. The acquisitions of XCOM, GeoNet and BusinessNet in 1998 and 1999 also contributed to the increase in depreciation and amortization expense in 1999.

   Selling, General and Administrative expenses increased significantly to $668 million in 1999 from $332 million in 1998 primarily due to the cost of activities associated with the expanding communications business. Compensation, travel and facilities costs increased substantially due to the additional employees that have been hired to implement the Business Plan. The total number of employees of the Company increased to approximately 3,850 at December 31, 1999 from approximately 2,200 at December 31, 1998. Professional fees, including legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with the Company's plans to expand services offered in U.S., European and Asian markets, consulting fees incurred to develop and implement the Company's business support systems, and advertising, marketing and other selling costs contributed to the higher selling, general and administrative expenses. The Company also recorded $126 million of non-cash compensation in 1999 for expenses recognized under SFAS No. 123 related to grants of stock options and warrants, up from $39 million in 1998. In addition to the expenses noted above, the Company capitalized $116 million and $52 million of selling, general and administrative expenses in 1999 and 1998, respectively, which consisted primarily of compensation expense for employees and consultants working on capital projects. As the Company continues to implement the Business Plan, selling, general and administrative costs are expected to continue to increase significantly.

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

   EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in process research and development charges) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA decreased from ($100) million in 1998 to ($387) million in 1999 primarily due to the significant increase in selling, general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods indicated. See Consolidated Statements of Cash Flows.

   Interest Income increased from $173 million in 1998 to $212 million in 1999 primarily as a function of the Company's increasing average cash, cash equivalents and marketable securities balances. The average cash balance increased from approximately $3.7 billion during 1998 to approximately $4.2 billion during 1999 as a result of the December 1998 Senior Discount Notes offering, the March 1999 equity offering and the September 1999 Subordinated Notes offering and Senior Secured Credit Facility agreement. Yields on the portfolio, however, have declined by approximately 50 basis points in 1999 from the yields in 1998 primarily due to the funds being invested in shorter term treasury securities. The accelerating Business Plan has required the Company to shorten the average term of treasury securities in which it invested in 1999. Pending utilization of the cash equivalents and marketable securities in implementing the Business Plan, the Company intends to invest the funds primarily in United States government and governmental agency securities. This investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Business Plan.

   Interest Expense, net increased $42 million to $174 million in 1999 due to the completion of the offering of $2 billion aggregate principal amount of Senior Notes in April 1998, $834 million aggregate principal amount at maturity of Senior Discount Notes offered in December 1998, the Convertible Subordinated Notes issued in September 1999, and Senior Secured Credit Facility entered into in September 1999. The amortization of the related debt issuance costs also contributed to the increased interest expense in 1999. The Company capitalized $116 million and $15 million of interest expense on network construction and business support systems in 1999 and 1998, respectively.

   Equity in Losses of Unconsolidated Subsidiaries are $127 million in 1999 and are primarily attributable to the RCN Corporation, Inc. ("RCN"). RCN is the largest single source, facilities-based provider of communications services to the residential markets primarily in the Northeast and California and the largest regional Internet service provider in the Northeast. RCN is also incurring significant costs in developing its business plan. RCN's losses increased from $205 million in 1998 to $369 million in 1999. The Company's proportionate share of these losses, including goodwill amortization, was $135 million and $92 million in 1999 and 1998, respectively. In 1998, the Company elected to discontinue its funding of Gateway Opportunity Fund, LP, ("Gateway"), which provided venture capital to developing businesses. The Company recorded losses of $28 million in 1998, to reflect Level 3's equity in losses of the underlying businesses of Gateway. Also included are equity earnings and losses of other equity method investments not individually significant.

   Gain on Equity Investee Stock Transactions increased to $118 million in 1999. RCN issued stock in a public offering and for certain transactions in 1998 and 1999 which diluted the Company's ownership of RCN from 41% at December 31, 1998 to 35% at December 31, 1999. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $117 million from subsidiary stock sales for the Company in 1999. The Company recognized $62 million of gains for similar stock transactions of RCN in 1998. The Company also recognized $1 million of gains attributable to other equity method investees.

   Gains (Losses) on Sale of Assets decreased significantly in 1999 due to the sale of Cable Michigan to Avalon Cable of Michigan, Inc. in November 1998. The Company recognized a gain of approximately $90 million from the cash-for-stock transaction. Included in gains (losses) on the disposal of assets are ($3) million of losses and $8 million of gains on the disposal of property, plant and equipment in 1999 and 1998 respectively, and $1 million and $9 million of gains on the sale of marketable securities in 1999 and 1998 respectively.

   Income Tax Benefit in 1999 and 1998 differs from the statutory rate of 35% primarily due to losses incurred by the Company's international subsidiaries which cannot be included in the consolidated U.S. federal return, nondeductible goodwill amortization expense and state income taxes. The income tax benefit in 1999 also differs from the statutory rate due to foreign tax credits expected to be released upon carryback of 1999 net operating losses that the Company will be unable to utilize. The income tax benefit in 1998 also differs from the statutory rate due to the $30 million nondeductible write-off of the research and development costs acquired in the XCOM acquisition.

   Discontinued Operations includes the one-time gain of $608 million recognized upon the distribution of the Construction Group to former Class C stockholders on March 31, 1998. Also included in discontinued operations is the gain, net of tax, of $324 million from the Company's sale of its energy assets to MidAmerican on January 2, 1998.

Results of Operations 1998 vs. 1997

   In 1998 the Company's Board of Directors changed Level 3's fiscal year end from the last Saturday in December to a calendar year end. The additional five days in the 1998 fiscal year are reflected in the period ended December 31, 1998. There were 52 weeks in fiscal year 1997.

   Revenue for the years ended December 31, 1998 and December 27, 1997 is summarized as follows (in millions):

                                                                      1998 1997
                                                                      ---- ----
   Communications and Information Service............................ $144 $ 95
   Coal Mining.......................................................  228  222
   Other.............................................................   20   15
                                                                      ---- ----
                                                                      $392 $332
                                                                      ==== ====

   Communications and Information Services revenue increased 52% in 1998. The communications business generated revenues of approximately $24 million in 1998, of which $22 million is attributable to the acquisition of XCOM. Approximately 87% of XCOM's revenue is attributable to reciprocal compensation agreements with Bell Atlantic. The computer outsourcing business experienced significant revenue growth in 1998. The inclusion of a full year of revenue from customers which began service in 1997 and an increase in revenue from the existing customer base, resulted in a 26% increase in outsourcing revenue. The systems integration business experienced a 27% increase in revenue in 1998. This increase is primarily attributable to new acquisitions and a strong demand for Year 2000 renovation during the first six months of 1998 and other systems reengineering services.

   Revenue from coal mines increased slightly in 1998. An increase in alternate source coal sales to Commonwealth was partially offset by the expiration of a long-term contract also with Commonwealth. In 1998, the Company and Commonwealth amended their contract to allow Commonwealth to accelerate delivery of coal. The amended contract requires Commonwealth to take delivery of its year 2001 coal commitments in 1998, 1999 and 2000. Of the 2001 commitments, 50% was taken in 1998 and 25% will be taken in both 1999 and 2000. The expiration of the long-term contract was partially offset by contracts with new customers in 1998.

   Other revenue is primarily attributable to CPTC the owner-operator of the SR91 tollroad in southern California. Revenues increased in 1998 primarily due to higher traffic counts and increases in toll rates.

   Cost of Revenue increased 22% from $163 million in 1997 to $199 million in 1998 primarily due to expenses incurred in connection with the Company's Business Plan to expand the communications and information services businesses. Operating expenses related to communications and information services revenue in 1998 were $98 million up from $62 million in 1997. Costs attributable to the XCOM and GeoNet acquisitions as well as costs associated with the leased capacity from Frontier were responsible for an $11 million increase in operating expenses. Operating expenses for the computer outsourcing and systems integration business increased $5 million and $20 million in 1998, respectively. The increase in the computer outsourcing operating expenses is primarily attributable to the startup expenses associated with the second data center in Tempe, Arizona. Higher than expected costs for Year 2000 work resulted in the significant increase in systems integration operating expenses in 1998. The Company also incurred expenses to refocus its efforts away from Year 2000 services to systems and software reengineering for IP related applications. Operating expenses related to coal mining were consistent with the prior year.

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

   Selling, General and Administrative expenses increased $226 million to $332 million in 1998. This increase of 213% from 1997 is primarily attributable to the implementation of the Business Plan, including additional communications and information services personnel. The total number of communications and information services employees at December 31, 1998 was approximately 2,200 as compared to approximately 1,000 at December 27, 1997. Cash compensation included in expense increased from $14 million in 1997 to $51 million in 1998. In addition, $39 million of non-cash stock based compensation expense was recorded in 1998, of which, $24 million was related to the Company's Outperform Stock Option program introduced in the second quarter of 1998. These costs are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Professional fees increased $74 million in 1998 primarily for legal costs associated with obtaining licenses, agreements and technical facilities and other development costs associated with starting to offer services in U.S. cities. Also included in professional fees is third party software and associated development costs incurred in developing integrated business support systems. These expenses were recorded in accordance with the American Institute of Certified Public Accountant's ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which specifically identifies those costs that should be expensed or capitalized for internally developed software. Selling, general and administrative expenses are expected to increase significantly in future periods as the Company continues to implement the Business Plan.

   Write-off of In-Process Research and Development was $30 million in 1998. On April 23, 1998 the Company completed the acquisition of XCOM, a privately held company that developed certain components necessary for the Company to develop an interface between its IP based network and the existing public switched telephone network.

   The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $115 million was originally allocated to acquired in-process research and development, and was taken as a nondeductible charge to earnings in the second quarter of 1998. In October 1998, the SEC issued new guidelines for valuing acquired research and development which are applied retroactively. Consequently, the Company has reduced the charge by $85 million, which also increased goodwill by a corresponding amount. Goodwill associated with the XCOM transaction is being amortized over a 5 year period.

   EBITDA, as defined by the Company, decreased from $84 million in 1997 to ($100) million in 1998 primarily due to the significant increase in selling, general and administrative expenses, described above, incurred in connection with the implementation of the Company's Business Plan. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods. See Consolidated Statements of Cash Flows.

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

   Equity in Losses of Unconsolidated Subsidiaries increased to $132 million in 1998 primarily due to the equity losses attributable to RCN. RCN also incurred significant costs in developing its business plan including the acquisition of several Internet service providers. RCN's losses increased from $52 million in 1997 to $205 million in 1998. The Company's proportionate share of these losses, including goodwill amortization, was $92 million and $26 million in 1998 and 1997, respectively. In 1998, the Company elected to discontinue its funding of Gateway, which provided venture capital to developing businesses. The Company recorded losses of $28 million and $15 million in 1998 and 1997, respectively, to reflect Level 3's equity in losses of the underlying businesses of Gateway. Also included in equity losses were equity earnings and losses of the Company's other equity method investees.

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

   Gains on Sale of Assets increased significantly in 1998 due to the sale of Cable Michigan to Avalon Cable of Michigan, Inc. in November 1998. The Company recognized a gain of approximately $90 million from the cash for stock transaction. Also included in gains on the disposal of assets are $8 million and $1 million of gains on the disposal of property, plant and equipment in 1998 and 1997 respectively, and $9 million of net gains on the sale of marketable securities in both periods.

   Income Tax Benefit differs from the expected statutory rate of 35% primarily due to the nondeductible write-off of the in-process research and development costs allocated in the XCOM transaction, losses incurred by the Company's international subsidiaries which cannot be included in the consolidated US federal income tax return and state income taxes. In 1997 the effective rate was less than the expected statutory rate primarily due to prior year tax adjustments, partially offset by the effect of nondeductible compensation expense associated with the conversion of the information services option and SAR plans to the Level 3 Stock Plan.

   Discontinued Operations includes the one-time gain of $608 million recognized upon the distribution of the Construction Group to former Class C stockholders on March 31, 1998. Also included in discontinued operations is the gain, net of tax, of $324 million from the Company's sale of its energy assets to MidAmerican on January 2, 1998.

Financial Condition

   The Company's working capital decreased approximately $0.7 billion during 1999 from $3.5 billion at December 31, 1998 to $2.8 billion at December 31, 1999. The decrease was primarily due to the capital expenditures and operating expenses incurred to implement the Business Plan. Partially offsetting these expenditures were the proceeds from the $1.5 billion equity offering completed in March 1999, the $823 million offering of Convertible Subordinated Notes and the $475 million proceeds from the $1.375 billion Senior Secured Credit Facility. Both the Convertible Subordinated Notes offering and the Senior Secured Credit Facility were completed in September 1999.

   Cash provided by continuing operations increased from approximately $170 million in 1998 to approximately $438 million in 1999 primarily due to the changes in components of working capital and an increase in interest income. An increase in the costs paid to implement the Business Plan also reduced cash provided by continuing operations. Interest income increased in 1999 as a result of the proceeds received from the Senior Notes, Senior Discount Notes, Convertible Subordinated Notes, the Senior Secured Credit Facility and the March 1999 equity offering. The increase in cash provided by interest income was partially offset by the semi-annual payment of interest on the Senior Notes. The initial interest payment on the Convertible Subordinated Notes is due in 2000. Interest payments on amounts outstanding under the Senior Secured Credit Facility are due periodically based on the Company's selection of alternative base rate and LIBOR loans. A commitment fee on the unused portions of the Senior Secured Credit Facility is payable on the last business day of each calendar quarter. Interest payments on the Senior Discount Notes are deferred until 2004.

   Investing activities include the purchase and sale of approximately $4.6 billion and $5.2 billion, respectively, of marketable securities. The Company also incurred costs of $3.4 billion for capital expenditures, primarily for the expanding communications business. In 1999, the Company invested $1.4 billion on its U.S. intercity network, $.5 billion on its international networks and gateway facilities, $.3 billion on transoceanic networks and $.7 billion on gateway facilities and local networks.

   Financing sources in 1999 consisted primarily of the net proceeds of $451 million from the Senior Secured Credit Facility, net proceeds of $798 million from the offering of $823 million aggregate principal amount of Convertible Subordinated Notes due 2009, net proceeds of $1.5 billion from the issuance of
28.75 million shares of common stock and the exercise of Company stock options for $22 million. The Company also repaid long-term debt of approximately $6 million during 1999.

Liquidity and Capital Resources

   Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has commenced the implementation of a plan to become a facilities based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company is expanding substantially the business of its subsidiary, PKS Information Services, Inc. to create, through a combination of construction, purchase and leasing of facilities and other assets, an advanced, international, facilities based communications network. The Company is designing its network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

   The development of the Business Plan will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, the actual construction costs or the timing of the expenditures may deviate from current estimates. The Company's capital expenditures in connection with the Business Plan were approximately $3.4 billion in 1999. The Company estimates that its capital expenditures in connection with the Business Plan will approximate $3.5 billion in 2000. The Company's current liquidity and the agreement with INTERNEXT should be sufficient to fund the currently committed portions of the Business Plan.

   On January 24, 2000 the Company announced that it was expanding the scope of its Business Plan to include a significant increase in the amount of colocation space available to the Company's web-centric customers, and additional local fiber facilities. The Company currently estimates that the implementation of the Business Plan will require between $13 and $14 billion over the 10-year period of the Business Plan. The Company's ability to implement the Business Plan and meet its projected growth is dependent upon its ability to secure substantial additional financing in the future. The Company expects to meet its additional capital needs with the proceeds from credit facilities and other borrowings, including the Senior Secured Credit Facility entered into on September 30, 1999, and sales or issuance of additional equity securities or additional debt securities, including those announced on February 2, 2000. The 9.125% Senior Notes and the 10.5% Senior Discount Notes were issued under indentures which permit the Company and its subsidiaries to incur substantial amounts of debt. The Senior Secured Credit Facility also permits the Company to incur substantial amounts of unsecured debt.

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

Year 2000

 Level 3 Communications, LLC.

   Level 3's wholly owned subsidiary, Level 3 Communications, LLC, is a new company that is implementing new technologies to provide Internal Protocol technology-based communications services to its customers. The expenses associated with Level 3 Communications, LLC's Year 2000 remediation program did not have a material effect on the operating results or financial condition of Level 3 Communications, LLC through December 31, 1999. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of Level 3 as a result of the Year 2000 problem, will not have a material adverse effect on Level 3 Communications, LLC's financial condition or results of operations in the future.

 PKSIS.

   PKS Information Services, Inc. ("PKSIS") provides a wide variety of information technology services. PKSIS has two main lines of business: computer outsourcing and systems integration. The computer outsourcing business is managed by PKS Computer Services LLC ("PKSCS"). The systems integration is managed by PKS Systems Integration LLC ("PKSSI").

   PKSIS derived a substantial portion of its revenues in 1999 from projects that its subsidiary, PKSSI, conducted involving Year 2000 assessment and renovation services. This exposes PKSSI to potential risks that may include problems with services provided by PKSSI to its customers and the potential claims arising under PKSSI's customer contracts. PKSSI attempts to contractually limit its exposure to liability for Year 2000 compliance issues. However, these contractual limitations may not be effective.

   The expenses associated with PKSIS' Year 2000 efforts, did not, and the related potential effect on PKSIS' earnings are not expected to, have a material effect on the future operating results or financial condition of Level
3. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of PKSIS as a result of the Year 2000 problem, will not have a material adverse effect on Level 3's financial condition or results of operations in the future.

   Costs of Year 2000 Issues. Level 3 Communications, LLC incurred approximately $2 million of costs in 1999. These costs primarily arise from direct costs of Level 3 employees verifying equipment and software as Year 2000 ready. However, Level 3 does not separately track the internal employee costs incurred for its Year 2000 projects. Level 3 does track all material costs incurred for its Year 2000 projects as well as all costs incurred by the Year 2000 program office. Level 3 estimated the time and effort expended by its employees on Year 2000 projects based on an analysis of Year 2000 project plans.

   PKSIS incurred approximately $4 million of costs to implement its Year 2000 program through 1998, and incurred an additional approximately $4 million of costs in 1999. These costs primarily arise from direct costs of PKSCS employees working on upgrades per vendor specifications of operating system software for PKSCS outsourcing customers and the cost of vendor supplied operating systems software upgrades and the cost of additional hardware. However, PKSIS does not separately track the internal costs incurred for its Year 2000 projects and does not track the cost and time its employees spend on Year 2000 projects. PKSCS has estimated the time and effort expended by its employees on Year 2000 projects based on an analysis of Year 2000 project plans. Labor costs for PKSCS' Year 2000 projects were estimated to be $2 million for 1998 and $1 million in 1999. Costs for software upgrades, additional equipment costs and a test system for PKSCS' Year 2000 projects were estimated to be $2 million for 1998 and $3 million in 1999. Such costs are not available for PKSSI but are not believed to be material. Year 2000 costs for PKSSI are believed to be substantially less than PKSCS and focus primarily on the cost of evaluating and, if necessary, upgrading network and desktop hardware and software. The costs incurred by PKSSI for performing Year 2000 services for its customers are included within PKSSI's pricing for such services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to interest rate risk increased due to the $1.375 billion Senior Secured Credit Facility entered into by the Company in September 1999. As of December 31, 1999, the Company had borrowed $475 million under the Senior Secured Credit Facility. Amounts drawn on the term loan and revolving credit facilities bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the facility. A hypothetical 10 percent increase in interest rates would increase interest expense of the Company by approximately $5 million. The Company continues to evaluate alternatives to limit interest rate risk.

   Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments is approximately $1.866 billion as of December 31, 1999, which is significantly higher than their carrying value of $292 million. The Company does not currently have plans to dispose of these investments; however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $373 million decrease in fair market value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

   The Company's Business Plan includes developing and constructing networks in Europe and Asia. As of December 31, 1999, the Company had invested significant amounts of capital in Europe and will continue to expand its presence in Europe and Asia in 2000. As of December 31, 1999, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. The Company will continue to analyze risk management strategies to reduce foreign currency exchange risk in the future.

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

   The financial statements of an equity method investee (RCN Corporation) are required by Rule 3.09 and will be filed as a part of this Report by an amendment to this Report upon the filing by RCN of their Form 10-K for the year ended December 31, 1999. RCN's filing of their Form 10-K is not yet due.

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

   iv) In connection with its audits for the fiscal years ended December 27, 1997 and December 28, 1996 and through August 25, 1998 there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in their report on the financial statements for such years.

   v) During the fiscal years ended December 27, 1997 and December 28, 1996 and through August 25, 1998 there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

   The following information is provided in response to the requirements of
Item 304(a)(2) of Regulation S-K.

   The Company engaged Arthur Andersen LLP as its new independent accountants as of August 26, 1998. During the most recent two fiscal years and through August 25, 1998, the Company has not consulted with Arthur Andersen LLP on items which (1) were or should have been subject to a AICPA Statement on Auditing Standards No. 50, "Reports on the Application of Accounting Principles," or (2) concerned the subject matter of a disagreement or reportable event with the Company's former auditor (both as set forth in Regulation S-K Item 304(a)(2)).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included above under the caption "Directors and Executive Officers" under Item 1. Business.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 14 are set forth following the index page at page F-1. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Restated Certificate of Incorporation dated March 31, 1998 (Exhibit 1 to Registrant's Form 8-A filed on April 1, 1998).
   3.2   Certificate of Amendment of Restated Certificate of Incorporation of
          Level 3 Communications, Inc. (Exhibit 3.1 to the Registrant's Current
          Report on Form 8-K dated June 3, 1999).
   3.3   Specimen Stock Certificate of Common Stock, par value $.01 per share
          (Exhibit 3 to the Registrant's Form 8-A filed on March 31, 1998).
   3.4   Amended and Restated By-laws as of May 27, 1999 (Exhibit 3.2 to
          Company's Current Report on Form 8-K dated June 3, 1999).
   3.5   Rights Agreement, dated as of May 29, 1998, between the Registrant and
          Norwest Bank Minnesota, N.A., as Rights Agent, which includes the
          Form of Certificate of Designation, Preferences, and Rights of Series
          A. Junior Participating Preferred Stock of the Registrant, as Exhibit
          A, the Form of Rights Certificate as Exhibit B and the Summary of
          Rights to Purchase Preferred Stock, as Exhibit C (Exhibit 1 to the
          Registrant's Form 8-A Amendment No. 1 filed on June 10, 1998).
   4.1   Indenture, dated as of April 28, 1998, between the Registrant and IBJ
          Schroder Bank & Trust Company as Trustee relating to the Registrant's
          9 1/8% Senior Notes due 2008 (Exhibit 4.1 to the Registrant's
          Registration Statement on Form S-4 File No. 333-56399).
   4.2   Indenture, dated as of December 2, 1998, between the Registrant and
          IBJ Schroder Bank & Trust Company as Trustee relating to the
          Registrant's 10 1/2% Senior Discount Notes due 2008 (Exhibit 4.1 to
          the Registrant's Registration Statement on Form S-4 File No. 333-
          71687).
  4.3.1  Form of Senior Indenture (incorporated by reference to Exhibit 4.1 to
          Amendment 1 to the Registrant's Registration Statement on Form S-3
          (File No. 333-68887) filed with the Securities and Exchange
          Commission on February 3, 1999).
  4.3.2  First Supplemental Indenture, dated as of September 20, 1999, between the Registrant and IBJ Whitehall Bank & Trust Company as Trustee
          relating to the Registrant's 6% Convertible Subordinated Notes due
          2009 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K
          dated September 20, 1999).
  10.1   Separation Agreement, dated December 8, 1997, by and among PKS, Kiewit
          Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction
          Group Inc. (Exhibit 10.1 to the Registrant's Form 10-K for 1997).

 Exhibit
 Number                                Description
 -------                               -----------

 10.2 Amendment No. 1 to Separation Agreement, dated March 18, 1997, by and among PKS, Kiewit Diversified Group Inc., PKS Holdings, Inc. and
          Kiewit Construction Group Inc. (Exhibit 10.1 to the Registrant's Form
          10-K for 1997).

 10.3    Cost Sharing and IRU Agreement between Level 3 Communications, LLC and
          INTERNEXT, LLC dated July 18, 1998 (Exhibit 10.1 to the Registrant's
          Quarterly Report on Form 10-Q for the three months ended September
          30, 1998).

 10.4    Credit Agreement dated as of September 30, 1999 among Level 3
          Communications, Inc., the Borrowers named therein, the Lenders Party thereto and The Chase Manhattan Bank, as Agent (Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q for the three months ended
          September 30, 1999).

 16      Letter Regarding Change in Certifying Accountant (Included in the
          Registrant's Current Report on Form 8-K dated September 1, 1998).

 21      List of subsidiaries of the Company

 23.1    Consent of Arthur Andersen LLP

 23.2    Consent of PricewaterhouseCoopers LLP

 23.3    Consent of PricewaterhouseCoopers LLP

 27      Financial data schedules

  (b) Reports on Form 8-K filed by the Registrant during the fourth quarter of 1999.

     None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February, 2000.

                                          LEVEL 3 COMMUNICATIONS, INC.

                                                   /s/ James Q. Crowe
                                          By: _________________________________
                                             Name:  James Q. Crowe
                                             Title: President and Chief
                                                    Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

       /s/ Walter Scott, Jr.         Chairman of the Board         February 14, 2000
____________________________________
         Walter Scott, Jr.


         /s/ James Q. Crowe          President, Chief Executive    February 14, 2000
____________________________________  Officer and Director
           James Q. Crowe

      /s/ R. Douglas Bradbury        Executive Vice President,     February 14, 2000
____________________________________  Chief Financial Officer and
        R. Douglas Bradbury           Director (principal
                                      financial officer)

       /s/ Eric J. Mortensen         Controller (principal         February 14, 2000
____________________________________  accounting officer)
         Eric J. Mortensen

      /s/ William L. Grewcock        Director                      February 14, 2000
____________________________________
        William L. Grewcock

      /s/ Philip B. Fletcher         Director                      February 14, 2000
____________________________________
         Philip B. Fletcher

       /s/ Richard R. Jaros          Director                      February 14, 2000
____________________________________
          Richard R. Jaros

        /s/ Robert E. Julian         Director                      February 14, 2000
____________________________________
          Robert E. Julian

        /s/ David C. McCourt         Director                      February 14, 2000
____________________________________
          David C. McCourt

      /s/ Kenneth E. Stinson         Director                      February 14, 2000
____________________________________
         Kenneth E. Stinson

       /s/ Michael B. Yanney         Director                      February 14, 2000
____________________________________
         Michael B. Yanney


                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Reports of Independent Public Accountants................................  F-2
Financial Statements as of December 31, 1999 and December 31, 1998 and
 for the three years ended December 31, 1999:
  Consolidated Statements of Operations..................................  F-4
  Consolidated Balance Sheets............................................  F-5
  Consolidated Statements of Cash Flows..................................  F-6
  Consolidated Statements of Changes in Stockholders' Equity.............  F-8
  Consolidated Statements of Comprehensive Income (Loss).................  F-9
  Notes to Consolidated Financial Statements............................. F-10

   Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Level 3 Communications, Inc.:

   We have audited the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries (a Delaware corporation) as of December 31, 1999 and 1998 and the related consolidated statements of operations, cash flows, changes in stockholders' equity and comprehensive income (loss) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP
                                          Arthur Andersen LLP

Denver, Colorado
February 2, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Level 3 Communications, Inc. and Subsidiaries
(formerly, Peter Kiewit Sons', Inc.)

We have audited the consolidated statements of operations, cash flows, changes in stockholders' equity and comprehensive income (loss) of Level 3 Communications, Inc. and Subsidiaries (formerly, Peter Kiewit Sons', Inc.) for the year ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Level 3 Communications, Inc. and Subsidiaries for the year ended December 27, 1997 in conformity with generally accepted accounting principles.

                                          /s/ PricewaterhouseCoopers LLP
                                          Coopers & Lybrand LLP

Omaha, Nebraska
March 30, 1998

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the three years ended December 31, 1999

                                                          1999    1998   1997
                                                         -------  -----  -----
                                                             (dollars in
                                                          millions, except
                                                           per share data)
Revenue................................................. $   515  $ 392  $ 332
Cost and Expenses:
  Cost of revenue.......................................    (360)  (199)  (163)
  Depreciation and amortization.........................    (228)   (66)   (20)
  Selling, general and administrative...................    (668)  (332)  (106)
  Write-off of in-process research and development......     --     (30)   --
                                                         -------  -----  -----
    Total costs and expenses............................  (1,256)  (627)  (289)
                                                         -------  -----  -----
Earnings (Loss) from Operations.........................    (741)  (235)    43
Other Income (Expense):
  Interest income.......................................     212    173     33
  Interest expense, net.................................    (174)  (132)   (15)
  Equity in losses of unconsolidated subsidiaries, net..    (127)  (132)   (43)
  Gain on equity investee stock transactions............     118     62    --
  Gain (loss) on sale of assets.........................      (2)   107     10
  Other, net............................................       7      4      7
                                                         -------  -----  -----
    Total other income (expense)........................      34     82     (8)
                                                         -------  -----  -----
Earnings (Loss) Before Income Taxes and Discontinued
 Operations.............................................    (707)  (153)    35
Income Tax Benefit......................................     220     25     48
                                                         -------  -----  -----
Earnings (Loss) from Continuing Operations..............    (487)  (128)    83
Discontinued Operations:
  Gain on Split-off of Construction Group...............     --     608    --
  Construction operations, net of income tax expense of
   ($107)...............................................     --     --     155
  Gain on disposition of energy business net of income
   tax expense of ($175)................................     --     324    --
  Energy, net of income tax benefit of $1...............     --     --      10
                                                         -------  -----  -----
  Income from discontinued operations...................     --     932    165
                                                         -------  -----  -----
Net Earnings (Loss)..................................... $  (487) $ 804  $ 248
                                                         =======  =====  =====

Earnings (Loss) Per Share of Level 3 Common Stock
 (Basic and Diluted):
  Continuing operations................................. $ (1.46) $(.43) $ .33
                                                         =======  =====  =====
  Discontinued operations excluding construction
   operations........................................... $   --   $3.09  $ .04
                                                         =======  =====  =====
  Net earnings (loss) excluding construction
   operations........................................... $ (1.46) $2.66  $ .37
                                                         =======  =====  =====
  Net earnings (loss) excluding gain on Split-off of
   Construction Group................................... $ (1.46) $ .64  $ .37
                                                         =======  =====  =====

          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                                            1999        1998
                                                         ----------  ----------
                                                         (dollars in millions,
                                                           except per share
                                                                 data)
Assets
Current Assets:
  Cash and cash equivalents............................. $    1,219  $      842
  Marketable securities.................................      2,227       2,863
  Restricted securities.................................         46          32
  Accounts receivable, less allowances of $9 and $5.....        148          57
  Income taxes receivable...............................        241          54
  Other.................................................         55          29
                                                         ----------  ----------
Total Current Assets....................................      3,936       3,877
Net Property, Plant and Equipment.......................      4,287       1,061
Investments.............................................        300         300
Other Assets, net.......................................        381         284
                                                         ----------  ----------
                                                         $    8,904  $    5,522
                                                         ==========  ==========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable...................................... $      830  $      276
  Current portion of long-term debt.....................          6           5
  Accrued payroll and employee benefits.................         43          16
  Accrued reclamation and other mining costs............         13          16
  Accrued interest......................................         47          33
  Deferred revenue......................................        111           1
  Other.................................................         75          23
                                                         ----------  ----------
Total Current Liabilities...............................      1,125         370
Long-Term Debt, less current portion....................      3,989       2,641
Deferred Income Taxes...................................         68          86
Accrued Reclamation Costs...............................         99          96
Other Liabilities.......................................        218         164
Commitments and Contingencies
Stockholders' Equity:
 Preferred stock, $.01 par value, authorized 10,000,000
  shares: no shares outstanding in 1999 and 1998........        --          --
 Common stock:
  Common stock, $.01 par value, authorized 1,500,000,000
   shares: 341,396,727 outstanding in 1999 and
   307,874,706 outstanding in 1998......................          3           3
  Class R, $.01 par value, authorized 8,500,000 shares:
   no shares outstanding in 1999 and 1998...............        --          --
 Additional paid-in capital.............................      2,501         765
 Accumulated other comprehensive income (loss)..........         (5)          4
 Retained earnings......................................        906       1,393
                                                         ----------  ----------
Total Stockholders' Equity..............................      3,405       2,165
                                                         ----------  ----------
                                                         $    8,904  $    5,522
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the three years ended December 31, 1999

                                                        1999     1998    1997
                                                       -------  -------  -----
                                                       (dollars in millions)
Cash Flows from Operating Activities:
  Net Earnings (Loss)................................. $  (487) $   804  $ 248
  Less: Income from Discontinued Operations...........     --      (932)  (165)
                                                       -------  -------  -----
  Earnings (loss) from continuing operations..........    (487)    (128)    83
    Adjustments to reconcile earnings (loss) from
     continuing operations to net cash provided by
     continuing operations:
      Write-off in process research and development...     --        30    --
      Equity losses, net..............................     127      132     43
      Depreciation and amortization...................     228       66     20
      Amortization of premiums (discounts) on
       marketable securities..........................      10      (24)   --
      Amortization of debt issuance costs.............       9        3    --
      (Gain) loss on sale of property, plant and
       equipment and other assets.....................       2      (17)   (10)
      Gain on equity investee stock transactions......    (118)     (62)   --
      Gain on sale of Cable Michigan..................     --       (90)   --
      Compensation expense attributable to stock
       awards.........................................     126       39     21
      Federal income tax refunds......................      81       46    146
      Deferred income taxes...........................     (56)     (50)  (103)
      Deposits........................................     (64)     --     --
      Accrued interest on marketable securities.......      62      (39)   --
      Change in working capital items:
        Receivables...................................     (84)      (1)    (9)
        Other current assets..........................    (170)     (10)    (1)
        Payables......................................     562      239     (3)
        Other liabilities.............................     207       39     (5)
      Other...........................................       3       (3)   --
                                                       -------  -------  -----
Net Cash Provided by Continuing Operations............     438      170    182
Cash Flows from Investing Activities:
  Proceeds from sales and maturities of marketable
   securities.........................................   5,169    3,214    167
  Purchases of marketable securities..................  (4,555)  (5,334)  (452)
  Purchases of restricted securities..................     (11)      (8)    (2)
  Capital expenditures................................  (3,436)    (910)   (26)
  Investments and acquisitions, net of cash acquired..      (3)     (67)   (42)
  Proceeds from sale of property, plant and equipment,
   and other investments..............................      12       27      1
  Proceeds from sale of Cable Michigan................     --       129    --
  Other...............................................     --       --       3
                                                       -------  -------  -----
Net Cash Used in Investing Activities................. $(2,824) $(2,949) $(351)

          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                  For the three years ended December 31, 1999

                                                           1999    1998   1997
                                                          ------  ------  -----
                                                              (dollars in
                                                               millions)
Cash Flows from Financing Activities:
  Long-term debt borrowings, net of issuance costs......  $1,249  $2,426  $  17
  Payments on long-term debt, including current
   portion..............................................      (6)    (12)    (2)
  Issuances of common stock.............................   1,498      21    117
  Exchange of Class C Stock for Class D Stock, net......     --      122     72
  Stock options exercised...............................      22      11     21
  Repurchases of common stock...........................     --       (1)   --
  Dividends paid........................................     --      --     (12)
                                                          ------  ------  -----
Net Cash Provided by Financing Activities...............   2,763   2,567    213
Cash Flows from Discontinued Operations:
  Proceeds from sale of discontinued energy operations,
   net of income tax payments of $192 million...........     --      967    --
  Discontinued energy operations........................     --      --       3
  Investments in discontinued energy operations.........     --      --     (31)
                                                          ------  ------  -----
Net Cash Provided by (Used in) Discontinued Operations..     --      967    (28)
Cash and Cash Equivalents of C-TEC at the Beginning of
 1997...................................................     --      --     (76)
                                                          ------  ------  -----
Net Change in Cash and Cash Equivalents.................     377     755    (60)
Cash and Cash Equivalents at Beginning of Year..........     842      87    147
                                                          ------  ------  -----
Cash and Cash Equivalents at End of Year................  $1,219  $  842  $  87
                                                          ======  ======  =====
Supplemental Disclosure of Cash Flow Information:
  Income taxes paid.....................................  $    2  $  246  $  62
  Interest paid.........................................     193     104     13
Noncash Investing and Financing Activities:
  Issuances of stock for acquisitions:
    Businessnet Ltd.....................................  $    8  $  --   $ --
    XCOM Technologies, Inc..............................     --      154    --
    GeoNet Communications, Inc..........................     --       19    --
    Others..............................................     --       10    --

   The activities of the Construction Group have been removed from the consolidated statements of cash flows. The Construction Group had cash flows of ($62) million and $59 million for the three months ended March 31, 1998, (the date of the Split-off) and fiscal 1997, respectively.

          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the three years ended December 31, 1999

                         Class                      Accumulated
                          B&C           Additional     Other
                         Common  Common  Paid-in   Comprehensive Retained
                         Stock   Stock   Capital   Income (Loss) Earnings   Total
                         ------  ------ ---------- ------------- --------  -------
                                          (dollars in millions)
Balance at December 28,
 1996................... $   1    $ 1     $  235        $16      $ 1,566   $ 1,819
Common Stock:
  Issuances.............   --     --         117        --           --        117
  Stock options
   exercised............   --     --          21        --           --         21
  Stock dividend........   --       7         (7)       --           --        --
  Stock plan grants.....   --     --          27        --           --         27
Class C Stock:
  Issuances.............   --     --          33        --           --         33
  Repurchases...........   --     --         --         --            (2)       (2)
  Dividends (a).........   --     --         --         --           (13)      (13)
  Conversion of
   debentures...........   --     --           1        --           --          1
Net Earnings............   --     --         --         --           248       248
Other Comprehensive
 Loss...................   --     --         --         (21)         --        (21)
                         -----    ---     ------        ---      -------   -------
Balance at December 27,
 1997...................     1      8        427         (5)       1,799     2,230
Common Stock:
  Issuances.............   --       1        203        --           --        204
  Stock options
   exercised............   --       1         10        --            (1)       10
  Designation of par
   value to $.01........   --      (8)         8        --           --        --
  Stock dividend........   --       1         (1)       --           --        --
  Stock plan grants.....   --     --          44        --           --         44
  Income tax benefit
   from exercise of
   options..............   --     --          19        --           --         19
Class R Stock:
  Issuance and forced
   conversion...........   --     --         164        --          (164)      --
Class C Stock:
  Repurchases...........   --     --         (25)       --           --        (25)
  Conversion of
   debentures...........   --     --          10        --           --         10
Net Earnings............   --     --         --         --           804       804
Other Comprehensive
 Loss...................   --     --         --          (6)         --         (6)
Split-off of the
 Construction & Mining
 Group..................    (1)   --         (94)        15       (1,045)   (1,125)
                         -----    ---     ------        ---      -------   -------
Balance at December 31,
 1998...................   --       3        765          4        1,393     2,165
Common Stock:
  Issuances, net of
   offering costs.......   --     --       1,506        --           --      1,506
  Stock options
   exercised............   --     --          22        --           --         22
  Stock plan grants.....   --     --         130        --           --        130
  Income tax benefit
   from exercise of
   options..............   --     --          78        --           --         78
Net Loss................   --     --         --         --          (487)     (487)
Other Comprehensive
 Loss...................   --     --         --          (9)         --         (9)
                         -----    ---     ------        ---      -------   -------
Balance at December 31,
 1999................... $ --     $ 3     $2,501        $(5)     $   906   $ 3,405
                         =====    ===     ======        ===      =======   =======

--------
(a) Includes $.80 per share for dividends on Class C declared in 1997 but paid in January 1998.

          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  For the three years ended December 31, 1999

                                                              1999   1998  1997
                                                              -----  ----  ----
                                                                (dollars in
                                                                 millions)
Net Earnings (Loss).......................................... $(487) $804  $248
Other Comprehensive Income (Loss) Before Tax:
  Foreign currency translation adjustments...................   (10)    1   --
  Unrealized holding losses arising during period............    (3)   (2)  (23)
  Reclassification adjustment for gains included in net
   earnings (loss)...........................................    (1)   (9)   (9)
                                                              -----  ----  ----
Other Comprehensive Loss, Before Tax.........................   (14)  (10)  (32)
Income Tax Benefit Related to Items of Other Comprehensive
 Loss........................................................     5     4    11
                                                              -----  ----  ----
Other Comprehensive Loss Net of Taxes........................    (9)   (6)  (21)
                                                              -----  ----  ----
Comprehensive Income (Loss).................................. $(496) $798  $227
                                                              =====  ====  ====



          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Principles of Consolidation

   The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") in which it has control, which are engaged in enterprises primarily related to communications and information services, and coal mining. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. Investments in other companies in which the Company exercises significant influence over operating and financial policies are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

   In 1997, the Company agreed to sell its energy assets to MidAmerican Energy Holding Company, Inc. (f/k/a CalEnergy Company, Inc.) ("MidAmerican") and to separate the construction operations ("Construction Group") from the Company. Therefore, the results of operations of these businesses have been classified as discontinued operations on the consolidated statements of operations and cash flows. (See notes 2 and 3)

Communications and Information Services Revenue

   Revenue for communications services, including private line, colocation, Internet access, managed modem and voice, is recognized monthly as the services are provided. Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements ("IRU's") that qualify for sales-type lease accounting and were entered into prior to June 30, 1999 are generally recognized at the time of delivery and acceptance of the fiber by the lessee. Dark fiber IRU's that do not meet the criteria for sales-type lease accounting are accounted for as operating leases and revenue is recognized over the term of the lease.

   In June 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"). Under FIN 43, dark fiber is considered integral equipment and accordingly, a lease must include a provision allowing title to transfer to the lessee in order for that lease to be accounted for as a sales-type lease. FIN 43 applies to leases of integral equipment entered into after June 30, 1999.

   Dark fiber agreements generally require the customer to make a down payment due upon execution of the agreement with the balance due upon delivery and acceptance of the fiber. Amounts billed or cash received in excess of revenue earned are recorded as deferred revenue.

   The Company is obliged under dark fiber agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

   The cost of revenue associated with the revenue recognized for dark fiber agreements entered into prior to June 30, 1999, was determined based on an allocation of the total estimated costs of the network to the dark fiber sold to the customers. The allocation takes into account the service capacity of the specific dark fiber sold to customers relative to the total expected capacity of the network.

   The Company is recognizing revenue in accordance with FIN 43 and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." However, accounting practice and guidance with respect to the accounting treatment of these transactions is evolving. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these agreements in the future.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   Information services revenue is primarily derived from the computer outsourcing business and the systems integration business. Level 3 provides outsourcing services, typically through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts, Level 3 recognizes revenue in the month the service is provided. The systems integration business helps customers define, develop and implement cost-effective information systems. Revenue from these services is recognized on a time and materials basis or percentage of completion basis depending on the extent of the services provided.

   Concentration of credit risk with respect to accounts receivable are limited due to the dispersion of customer base among geographic areas and remedies provided by terms of contracts and statutes.

Coal Sales Contracts

   Level 3's coal is sold primarily under long-term contracts with electric utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of Level 3's coal sales were made under long-term contracts during 1999, 1998, and 1997. The remainder of Level 3's sales are made on the spot market where prices are substantially lower than those in the long-term contracts. As the long-term contracts expire, a higher proportion of Level 3's sales will occur on the spot market.

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

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Depreciation and Amortization

   Property, plant and equipment are recorded at cost. Depreciation and amortization for the majority of the Company's property, plant and equipment are computed on accelerated and straight-line methods based on the following useful lives:

       Facility and Leasehold Improvements......................... 20--40 years
       Operating Equipment:........................................
        Communications backbone....................................     25 years
        Transmission equipment and electronics.....................   3--7 years
       Network Construction Equipment..............................   5--7 years
       Furniture and Office Equipment..............................   3--7 years
       Other.......................................................  2--10 years

   Depletion of mineral properties is provided primarily on an units-of-extraction basis determined in relation to coal committed under sales contracts.

Software Development Costs

   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The effective date of this pronouncement was for fiscal years beginning after December 15, 1998, however, the Company elected to account for internal software development costs incurred in developing its integrated business support systems in accordance with SOP 98-1 in 1998. The Company recognized $27 million of expense for the development of operating support systems in 1998 that would have previously been capitalized prior to adoption of SOP 98-1.

Start-Up Costs

   In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5"), which provides guidance on the financial reporting for start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998, however, the Company elected to adopt SOP 98-5 in 1998. The adoption of SOP 98-5 did not result in a significant charge to earnings in 1998.

Subsidiary and Investee Stock Activity

   The Company recognizes gains and losses from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees in the statements of operations.

Earnings Per Share

   Basic earnings per share have been computed using the weighted average number of shares during each period. Diluted earnings per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible debt, stock options and other dilutive securities.

Intangible Assets

   Intangible assets primarily include amounts allocated upon acquisitions of businesses, franchises and subscriber lists. These assets are amortized on a straight-line basis over the expected period of benefit.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   For intangibles originating from communications or other information services related acquisitions, the Company is amortizing these assets over a five year period. Intangibles attributable to other acquisitions and investments are amortized over periods which do not exceed 40 years.

Long Lived Assets

   The Company reviews the carrying amount of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Determination of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset.

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

Income Taxes

   Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Comprehensive Income (Loss)

   Comprehensive income (loss) includes net earnings (loss) and other changes in equity not included in net earnings (loss), such as unrealized gains and losses on marketable securities classified as available for sale and foreign currency translation adjustments related to foreign subsidiaries.

Foreign Currencies

   Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity and in the statements of comprehensive income.

Stock Dividend

   Effective August 10, 1998 the Company issued a dividend of one share, of Level 3 Common Stock for each share of Level 3 Common Stock outstanding. All share information and per share data have been restated to reflect the stock dividend.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at the fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company currently makes minimal use of derivative instruments as defined by SFAS No. 133. If the Company does not increase the utilization of these derivative instruments by the effective date of SFAS No. 133, the adoption of this standard is not expected to have a significant effect on the Company's results of operations or its financial position.

   In December 1999 the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the first quarter of 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

Fiscal Year

   In May 1998, the Company's Board of Directors changed Level 3's fiscal year end from the last Saturday in December to a calendar year end. The results of operations for the additional five days in the 1998 fiscal year are reflected in the Company's Form 10-K for the period ended December 31, 1998 and were not material to the overall results of operations and cash flows. There were 52 weeks in fiscal year 1997.

Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Reorganization--Discontinued Construction Operations

   Prior to March 31, 1998, the Company had a two-class capital structure. The Company's Class C Stock reflected the performance of the construction operations ("Construction Group") and the Class D Stock reflected the performance of the other businesses, including communications, information services and coal mining. In 1997 the Board of Directors of Level 3 approved a proposal for the separation of the Construction Group from the other operations of the Company through a split-off of the Construction Group (the "Split-off"). In December 1997, the Company's stockholders approved the Split-off and in March 1998, the Company received a ruling from the Internal Revenue Service that stated the Split-off would be tax-free to U.S. stockholders. The Split-off was effected on March 31, 1998. As a result of the Split-off, the Company no longer owns any interest in the Construction Group. Accordingly, the separate financial statements and management's discussion and analysis of financial condition and results of operations of Peter Kiewit Sons', Inc. should be obtained to review the results of operations of the Construction Group for the three and twelve months ended March 31, 1998 and December 27, 1997, respectively.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   On March 31, 1998, the Company reflected the fair value of the Construction Group as a distribution to the Class C stockholders because the distribution was considered non-pro rata as compared to the Company's previous two-class capital stock structure. The Company recognized a gain of $608 million within discontinued operations, equal to the difference between the carrying value of the Construction Group and its fair value in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue 96-4, "Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners." No taxes were provided on this gain due to the tax-free nature of the Split-off.

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

   On May 1, 1998, the Board of Directors of Level 3 Communications, Inc. determined to force conversion of all shares of the Company's Class R Stock into shares of Common Stock, effective May 15, 1998. The Class R Stock was converted into Common Stock in accordance with the formula set forth in the certificate of incorporation of the Company. Each holder of Class R Stock ultimately received .7778 of a share of Common Stock for each share of Class R Stock held. In total 6.5 million shares of Class R Stock were converted into
5.1 million shares of Common Stock. The value of the Class R Stock at the time of the forced conversion was $164 million. The Company recognized the additional $72 million of value upon conversion of the Class R Stock to Common Stock in the equity accounts.

   The following details the earnings per share calculations for Class C Stock:

   Class C Stock                                                          1997
   -------------                                                         ------
   Net Income Available to Common Shareholders (in millions)...........  $  155
   Add: Interest Expense, Net of Tax Effect Associated with Convertible
    Debentures.........................................................       1
                                                                         ------
   Net Income for Diluted Shares.......................................  $  156
                                                                         ======
   Total Number of Weighted Average Shares Outstanding Used to Compute
    Basic Earnings per Share (in thousands)............................   9,728
   Additional Dilutive Shares Assuming Conversion of Convertible
    Debentures.........................................................     441
                                                                         ------
   Total Number of Shares Used to Compute Diluted Earnings per Share...  10,169
                                                                         ======
   Net Income
     Basic earnings per share..........................................  $15.99
                                                                         ======
     Diluted earnings per share........................................  $15.35
                                                                         ======

   The following is summarized financial information of the Construction Group:

   Operations (in millions)                                              1997
   ------------------------                                             ------
   Revenue............................................................. $2,764
   Net Earnings........................................................    155

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

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

   The following is summarized financial information for discontinued energy operations for the fiscal year ended December 27, 1997:

               Income from Discontinued Operations (in millions)

                                                                           1997
                                                                           ----
Operations
Equity in:
  MidAmerican earnings, net............................................... $16
  CE Electric earnings, net...............................................  17
  International energy projects earnings, net.............................   5
Income Tax Expense........................................................  (9)
                                                                           ---
  Income from operations..................................................  29
MidAmerican Stock Transactions
Gain on Investee Stock Activity...........................................  68
Income Tax Expense........................................................ (24)
                                                                           ---
  Gain on MidAmerican stock activity......................................  44
Extraordinary Loss--Windfall Tax
Level 3's Share from MidAmerican.......................................... (39)
Level 3's Share from CE Electric.......................................... (58)
Income Tax Benefits.......................................................  34
                                                                           ---
  Extraordinary loss...................................................... (63)
                                                                           ---
Income from Discontinued Energy Operations................................ $10
                                                                           ===

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The following is summarized financial information of MidAmerican, CE Electric, and the International energy projects:

                            Operations (in millions)

                                                                         1997
                                                                        ------
Revenue:
  MidAmerican.......................................................... $2,271
  CE Electric..........................................................  1,564
Net Earnings (Loss):
  MidAmerican.......................................................... $  (84)
  CE Electric..........................................................   (136)
  International energy projects........................................      2

(4) Earnings Per Share

   The Company had a loss from continuing operations for the years ended December 31, 1999 and 1998, therefore, the dilutive impact of the approximately 12 million shares attributable to the Convertible Subordinated Notes and the approximately 21 million options and warrants outstanding at December 31, 1999 and approximately 23 million options and warrants outstanding at December 31, 1998, have not been included in the computation of diluted earnings (loss) per share because the resulting computation would have been anti-dilutive. For the year ended December 27, 1997, potentially dilutive stock options are calculated in accordance with the treasury stock method which assumes that proceeds from exercise of all options are used to repurchase common stock at the average market value. The number of shares remaining after the assumed exercise proceeds are exhausted represent the potentially dilutive effect of the options.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The following details the earnings (loss) per share calculations for Level 3 Common Stock. A calculation of the earnings per share for the Class C Stock in 1997 can be found in Note 2 to the consolidated financial statements.

                                                             Year Ended
                                                     ----------------------------
                                                       1999      1998      1997
                                                     --------  --------  --------
Earnings (Loss) from Continuing Operations (in
 millions).........................................  $   (487) $   (128) $     83
Discontinued Operations:
  Earnings from discontinued energy operations.....       --        324        10
  Gain on separation of construction operations....       --        608       --
                                                     --------  --------  --------
   Earnings from discontinued operations...........       --        932        10
                                                     --------  --------  --------
Net Earnings (Loss) Excluding Discontinued
 Construction Operations...........................  $   (487) $    804  $     93
                                                     ========  ========  ========
Total Number of Weighted Average Shares Outstanding
 used to Compute Basic Earnings Per Share (in
 thousands)........................................   334,348   301,976   249,293
Additional Dilutive Stock Options..................       --        --      1,079
                                                     --------  --------  --------
Total Number of Shares used to Compute Dilutive
 Earnings (Loss) Per Share.........................   334,348   301,976   250,372
                                                     ========  ========  ========
Earnings (Loss) per Share (Basic and Diluted):
  Continuing operations............................  $  (1.46) $   (.43) $    .33
                                                     ========  ========  ========
  Discontinued energy operations...................  $    --   $   1.07  $    .04
                                                     ========  ========  ========
  Gain on split-off of discontinued construction
   operations......................................  $    --   $   2.02  $    --
                                                     ========  ========  ========
  Net earnings (loss) excluding discontinued
   construction operations.........................  $  (1.46) $   2.66  $    .37
                                                     ========  ========  ========
  Net earnings (loss) excluding gain on split-off
   of construction operations......................  $  (1.46) $    .64  $    .37
                                                     ========  ========  ========

(5) Acquisitions

   On January 5, 1999, Level 3 acquired BusinessNet Ltd. ("BusinessNet"), a leading London-based Internet service provider in a largely stock-for-stock transaction valued at $12 million and accounted for as a purchase. After completion of certain adjustments, the Company agreed to issue approximately 400,000 shares of Common Stock and paid $1 million in cash in exchange for all of the issued and outstanding shares of BusinessNet's capital stock. Of the approximately 400,000 shares Level 3 agreed to issue in connection with the acquisition, approximately 150,000 shares of Level 3 Common Stock have been pledged to Level 3 to secure certain indemnification obligations of the former BusinessNet stockholders. In October 1999, Level 3 released approximately 42,000 shares pursuant to the acquisition agreement. The pledge of the remaining shares will terminate in July 2000, unless otherwise extended pursuant to the terms of the acquisition agreement. Liabilities exceeded assets acquired, and goodwill of $16 million was recognized from the transaction and is being amortized over five years.

   In April 1998, the Company acquired XCOM Technologies, Inc. ("XCOM"), a privately held company that has developed technology which provides certain key components necessary for the Company to develop an interface between its Internet protocol-based network and the existing public switched telephone network. The Company issued approximately 5.3 million shares of Level 3 Common Stock and 0.7 million options and warrants to purchase Level 3 Common Stock in exchange for all the stock, options and warrants of XCOM.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $115 million was originally allocated to in-process research and development and was taken as a nondeductible charge to earnings in the second quarter of 1998. The purchase price exceeded the fair value of the net assets acquired by $30 million which was recognized as goodwill.

   In October 1998, the SEC issued new guidelines for valuing acquired research and development which were applied retroactively. The Company believes its accounting for the acquisition was made in accordance with generally accepted accounting principles and established appraisal practices at the time of the acquisition. However, due to the significance of the charge relative to the total value of the acquisition, the Company reduced the charge for in-process research and development from $115 to $30 million, and increased the related goodwill by $85 million. The goodwill associated with the XCOM transaction is being amortized over a five-year period.

   In September 1998, Level 3 acquired GeoNet Communications, Inc. ("GeoNet"), a regional Internet service provider located in Northern California. The Company issued approximately 0.6 million shares and options in exchange for GeoNet's capital stock, which valued the transaction at approximately $19 million. Acquired liabilities exceeded assets, and goodwill of $21 million was recognized from this transaction which is being amortized over five years.

   The cumulative operating results of BusinessNet, XCOM and GeoNet and other 1998 acquisitions were not significant relative to the Company's 1999 and 1998 results.

   For the Company's acquisitions, the excess purchase price over the fair market value of the underlying assets was allocated to goodwill, other intangible assets and property based upon preliminary estimates of fair value. The final purchase price allocation for XCOM and GeoNet did not vary significantly from preliminary estimates. The Company does not believe that the final purchase price allocation for BusinessNet will vary significantly from the preliminary estimates for BusinessNet.

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

Marketable and Restricted Securities

   Level 3 has classified all marketable and restricted securities as available-for-sale. Restricted securities include investments in mutual funds that are restricted to fund certain reclamation liabilities of its coal mining ventures and cash deposits to collateralize letters of credit. The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses are included in accumulated other comprehensive income (loss) within stockholders' equity, net of tax.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   At December 31, 1999 and 1998 the amortized cost, unrealized holding gains and losses, and estimated fair values of marketable and restricted securities were as follows:

                                                  Unrealized Unrealized
                                        Amortized  Holding    Holding    Fair
                                          Cost      Gains      Losses   Value
                                        --------- ---------- ---------- ------
                                                (dollars in millions)
   1999
   Marketable Securities:
     U.S. Treasury securities..........  $2,231      $--        $ (4)   $2,227
                                         ------      ----       ----    ------
                                         $2,231      $--        $ (4)   $2,227
                                         ======      ====       ====    ======
   Restricted Securities:
     Cash and cash equivalents.........  $   16      $--        $--     $   16
     Wilmington Trust:
       Intermediate term bond fund.....      13       --         --         13
       Equity fund.....................      10         7        --         17
                                         ------      ----       ----    ------
                                         $   39      $  7       $--     $   46
                                         ======      ====       ====    ======
   1998
   Marketable Securities:
     U.S. Treasury securities..........  $2,147      $  8       $--     $2,155
     U.S. Government Agency
      securities.......................     639         1        --        640
     Equity securities.................      54       --          (3)       51
     Other securities..................      20       --          (3)       17
                                         ------      ----       ----    ------
                                         $2,860      $  9       $ (6)   $2,863
                                         ======      ====       ====    ======
   Restricted Securities:
     Cash and cash equivalents.........  $    6      $--        $--     $    6
     Wilmington Trust:
       Intermediate term bond fund.....      13       --         --         13
       Equity fund.....................      10         3        --         13
                                         ------      ----       ----    ------
                                         $   29      $  3       $--     $   32
                                         ======      ====       ====    ======

   For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable and equity securities were $17 million and $16 million in 1999, $10 million and $1 million in 1998, and $9 million and $- million in 1997, respectively.

   At December 31, 1999, the contractual maturities of the debt securities are as follows:

                                                               Amortized  Fair
                                                                 Cost    Value
                                                               --------- ------
                                                                 (dollars in
                                                                  millions)
   U.S. Treasury Securities:
     Less than 1 year.........................................  $2,231   $2,227
                                                                ======   ======

   Maturities for the restricted securities have not been presented as they do not have a single maturity date.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Long-Term Debt

   The fair value of long-term debt was estimated using the December 31, 1999 and 1998 average of the bid and ask price for the publicly traded debt instruments. The fair value of the outstanding amount under the Senior Secured Credit Facility approximates its carrying value at December 31, 1999.

   The carrying amount and estimated fair values of Level 3's financial instruments are as follows:

                                                     1999            1998
                                                --------------- --------------
                                                Carrying  Fair  Carrying Fair
                                                 Amount  Value   Amount  Value
                                                -------- ------ -------- -----
                                                    (dollars in millions)
   Cash and Cash Equivalents...................  $1,219  $1,219  $ 842   $ 842
   Marketable Securities.......................   2,227   2,227  2,863   2,863
   Restricted Securities.......................      46      46     32      32
   Investments (Note 8)........................     300   1,973    300     818
   Long-term Debt including current portion
    (Note 10)..................................   3,995   4,034  2,646   2,613

(7) Property, Plant and Equipment

Construction in Progress

   The Company is currently constructing its communications network. Costs associated directly with the uncompleted network and interest expense incurred during construction are capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction (Note 10). Certain gateway facilities, local networks and operating equipment have been placed in service during 1999. These assets are being depreciated over their useful lives, primarily ranging from 3-25 years. As other segments of the network are placed in service, the assets will be depreciated over their useful lives.

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

   For the year ended December 31, 1999, the Company invested $3,299 million in its communications business, including $1,384 million on the U.S. intercity network, $255 million on the Pan European network, $270 million on transoceanic networks, $613 million on domestic gateway facilities and local networks, and $221 million on European gateway facilities and local networks.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

                                                            Accumulated   Book
                                                      Cost  Depreciation Value
                                                     ------ ------------ ------
                                                       (dollars in millions)
1999
Land and Mineral Properties......................... $   56    $ (11)    $   45
Facility and Leasehold Improvements
  Communications....................................    400      (14)       386
  Information Services..............................     26       (3)        23
  Coal Mining.......................................     18      (15)         3
  CPTC..............................................     92       (9)        83
Operating Equipment
  Communications....................................    686      (83)       603
  Information Services..............................     54      (37)        17
  Coal Mining.......................................    176     (156)        20
  CPTC..............................................     17       (7)        10
Network Construction Equipment......................     98      (10)        88
Furniture and Office Equipment......................    150      (66)        84
Other...............................................    155      (28)       127
Construction-in-Progress............................  2,798      --       2,798
                                                     ------    -----     ------
                                                     $4,726    $(439)    $4,287
                                                     ======    =====     ======
1998
Land and Mineral Properties......................... $   32    $ (11)    $   21
Facility and Leasehold Improvements
  Communications....................................     80       (1)        79
  Information Services..............................     24       (2)        22
  Coal Mining.......................................     18      (15)         3
  CPTC..............................................     91       (5)        86
Operating Equipment
  Communications....................................    245      (18)       227
  Information Services..............................     53      (30)        23
  Coal Mining.......................................    180     (155)        25
  CPTC..............................................     17       (4)        13
Network Construction Equipment......................     46       (1)        45
Furniture and Office Equipment......................     67      (10)        57
Other...............................................     72       (2)        70
Construction-in-Progress............................    390      --         390
                                                     ------    -----     ------
                                                     $1,315    $(254)    $1,061
                                                     ======    =====     ======

   Depreciation expense was $192 million in 1999, $48 million in 1998 and $20 million in 1997. Depreciation expense attributable to the network construction equipment is capitalized and included in Construction-in-Progress until such time it is placed in service.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

(8) Investments

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

   On December 31, 1999, Level 3 owned approximately 35% and 48% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $1,292 million and $574 million, respectively, on December 31, 1999.

   The Company recognizes gains from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees in its statements of operations. During 1999, RCN issued stock in a public offering and for certain transactions which diluted the Company's ownership of RCN from 41% at December 31, 1998 to 35% at December 31, 1999. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $117 million for the Company in 1999. The Company also recognized a similar gain of $62 million in 1998. The Company's investment in RCN, including goodwill, was $166 million and $184 million at December 31, 1999 and 1998, respectively.

   On October 4, 1999, RCN announced that Vulcan Ventures, Inc. had agreed to invest $1.65 billion in RCN. This transaction, expected to close during the first quarter of 2000, is in the form of preferred stock convertible to 26.6 million shares of RCN common stock. The preferred shares must be converted to common shares within a three to seven year period at $62 per share.

   On December 13, 1999, RCN announced that it was acquiring 21st Century Telecom Group, Inc. ("21st Century") in a transaction valued at approximately $500 million, payable in RCN stock and assumed debt. RCN expects to issue 4.7 million shares for the outstanding stock of 21st Century and will offer to exchange approximately $62 million worth of RCN stock for 21st Century's outstanding preferred stock. This transaction is subject to the antitrust and regulatory approvals and is expected to close in the first quarter of 2000.

   Level 3, based on current market conditions, expects to recognize a significant gain when Vulcan Ventures, Inc. converts its RCN preferred stock to RCN common stock and the 21st Century transaction closes.

   During 1999, Commonwealth Telephone issued stock for certain transactions which slightly diluted the Company's ownership of Commonwealth Telephone. The increase in the Company's proportionate share of Commonwealth Telephone's net assets as a result of these transactions resulted in a pre-tax gain of $1 million for the Company in 1999. The Company's investment in Commonwealth Telephone, including goodwill, was $126 million and $116 million at December 31, 1999 and 1998, respectively.

   In September 1998, Commonwealth Telephone conducted a rights offering of 3.7 million shares of its common stock. Under the terms of the offering, each stockholder received one right for every five shares of Commonwealth Telephone Common Stock or Commonwealth Telephone Class B Common Stock held. The rights enabled the holder to purchase Commonwealth Telephone Common Stock at a subscription price of

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

$21.25 per share. Level 3, which owned approximately 48% of Commonwealth Telephone prior to the rights offering, exercised its 1.8 million rights it received with respect to the shares it held for $38 million. As a result of subscriptions made by other stockholders, Level 3 maintained its 48% ownership interest in Commonwealth Telephone after the rights offering.

   In June 1998, Cable Michigan announced that its Board of Directors had reached a definitive agreement to sell the company to Avalon Cable of Michigan, Inc. for $40.50 per share in a cash-for-stock transaction. Level 3 received approximately $129 million when the transaction closed in November 1998 and recognized a pre-tax gain of approximately $90 million.

   The following is summarized financial information of RCN for each of the three years ended December 31, 1999 and as of December 31, 1999 and 1998 (in millions):

                                                               Year Ended
                                                             -----------------
                                                             1999   1998  1997
                                                             -----  ----  ----
                        Operations:
RCN Corporation:
  Revenue................................................... $ 276  $211  $127
  Net loss available to common shareholders.................  (369) (205)  (52)

Level 3's Share:
  Net loss..................................................  (134)  (91)  (26)
  Goodwill amortization.....................................    (1)   (1)  --
                                                             -----  ----  ----
                                                             $(135) $(92) $(26)
                                                             =====  ====  ====

                                                                   1999   1998
                                                                  ------ ------
                       Financial Position:
Current Assets................................................... $1,924 $1,092
Other Assets.....................................................  1,289    816
                                                                  ------ ------
  Total assets...................................................  3,213  1,908
                                                                  ------ ------

Current Liabilities..............................................    269    178
Other Liabilities................................................  2,169  1,282
Minority Interest................................................    130     77
Preferred Stock..................................................    253    --
                                                                  ------ ------
  Total liabilities and preferred stock..........................  2,821  1,537
                                                                  ------ ------
    Common equity................................................ $  392 $  371
                                                                  ====== ======
Level 3's Investment:
  Equity in net assets........................................... $  139 $  150
  Goodwill.......................................................     27     34
                                                                  ------ ------
                                                                  $  166 $  184
                                                                  ====== ======

   In July 1999, the Company and Data Return Corporation ("Data Return") entered into an agreement whereby Data Return would purchase $5 million of capacity from the Company by December 31, 2001. In lieu of cash, the Company agreed to accept, at the time, approximately 1.9 million shares of Data Return restricted common stock as payment for services to be provided. The Company recorded the transaction as an investment and deferred revenue at the value of the services to be provided. In October 1999, Data Return conducted an

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES initial public offering. The market value of the Company's investment in Data Return at December 31, 1999 was approximately $104 million. The Company, however, can not reflect the fair value of the Data Return investment in its financial statements until it provides the services to Data Return or certain restrictions expire.

(9) Other Assets

   At December 31, 1999 and 1998 other assets consisted of the following:

                                                                      1999 1998
                                                                      ---- ----
                                                                         (in
                                                                      millions)
   Goodwill:
     XCOM, net of accumulated amortization of $37 and $15............ $ 75 $100
     GeoNet, net of accumulated amortization of $4 and $1............   17   20
     BusinessNet, net of accumulated amortization of $4 and $ --.....   12  --
     Other, net of accumulated amortization of $8 and $1.............   14   21
   Prepaid Network Assets............................................   30  --
   Deposits..........................................................   64  --
   Debt Issuance Costs, net..........................................  101   67
   Pavilion Towers Office Complex....................................   23   23
   CPTC Deferred Development and Financing Costs.....................   15   15
   Unrecovered Mine Development Costs................................   14   15
   Other.............................................................   16   23
                                                                      ---- ----
     Total other assets.............................................. $381 $284
                                                                      ==== ====

   Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $36 million in 1999, $17 in 1998 and $ -- in 1997.

(10) Long-Term Debt

   At December 31, 1999 and 1998, long-term debt was as follows:

                                                            1999        1998
                                                         ----------  ----------
                                                         (dollars in millions)
   Senior Notes (9.125% due 2008)....................... $    2,000  $    2,000
   Senior Discount Notes (10.5% due 2008)...............        559         504
   Senior Secured Credit Facility:
    Term Loan Facility
     Tranche A (9.23% due 2007).........................        200         --
     Tranche B (9.98% due 2008).........................        275         --

   Convertible Subordinated Notes (6.0% due 2009).......        823         --
   CPTC Long-term Debt (with recourse only to CPTC):
     (7.6%-9.5% due 2004 -2017).........................        115         116
   Other................................................         23          26
                                                         ----------  ----------
                                                              3,995       2,646
   Less current portion.................................         (6)         (5)
                                                         ----------  ----------
                                                         $    3,989  $    2,641
                                                         ==========  ==========

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

9.125% Senior Notes

   In April 1998, the Company received $1.94 billion of net proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("Senior Notes"). Interest on the notes accrues at 9.125% per year and is payable on May 1 and November 1 each year in cash.

   The Senior Notes are subject to redemption at the option of the Company, in whole or in part, at any time or from time to time on or after May 1, 2003, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning May 1, of the years indicated below:

                                                                      Redemption
     Year                                                               Price
     ----                                                             ----------
     2003............................................................  104.563%
     2004............................................................  103.042%
     2005............................................................  101.521%
     2006 and thereafter.............................................  100.000%

   In addition, at any time or from time to time prior to May 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price equal to 109.125% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The Senior Notes contain certain covenants, which among other things, limit consolidated debt, dividend payments, and transactions with affiliates. The Company used the net proceeds of the Senior Notes offering in connection with the implementation of its Business Plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international, facilities-based communications network based on IP technology.

   Debt issuance costs of $65 million were capitalized and are being amortized over the term of the Senior Notes.

10.5% Senior Discount Notes

   In December 1998, the Company sold $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 ("Senior Discount Notes"). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long term debt. Interest on Senior Discount Notes accretes at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million by December 1, 2003. Cash interest will not accrue on the Senior Discount Notes prior to December 1, 2003; however, the Company may elect to commence the accrual of cash interest on all outstanding Senior Discount Notes on or after December 1, 2001, in which case the outstanding principal amount at maturity of each Senior Discount Note will on the elected commencement date be reduced to the accreted value of the Senior Discount Note as of that date and cash interest shall be payable on that Note on June 1 and December 1 thereafter. Commencing June 1, 2004, interest on the Senior Discount Notes will accrue at the rate of 10.5% per annum and will be payable in cash semiannually in arrears. Accrued interest expense for the year ended
December 31, 1999 on the Senior Discount Notes of $55 million was added to long-term debt.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                                                                      Redemption
     Year                                                               Price
     ----                                                             ----------
     2003............................................................  105.25%
     2004............................................................  103.50%
     2005............................................................  101.75%
     2006 and thereafter ............................................  100.00%

   In addition, at any time or from time to time prior to December 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount at maturity of the Notes at a redemption price equal to 110.50% of the accreted value of the notes so redeemed, plus accrued and unpaid interest thereon to the redemption date. These notes are senior unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The Senior Discount Notes contain certain covenants which, among other things, restrict the Companys ability to incur additional debt, make certain restricted payments, pay dividends, enter into sale and leaseback transactions, enter into transactions with affiliates, and sell assets or merge with another company.

   The net proceeds of $486 million were used to accelerate the implementation of its Business Plan, primarily the funding for the increase in committed number of route miles of the Company's U.S. intercity network.

   Debt issuance costs of $14 million have been capitalized and are being amortized over the term of the Senior Discount Notes.

Senior Secured Credit Facility

   On September 30, 1999, Level 3 and certain Level 3 subsidiaries entered into a $1.375 billion secured credit facility ("Senior Secured Credit Facility"). The facility is comprised of a senior secured revolving credit facility in the amount of $650 million and a two-tranche senior secured term loan facility aggregating $725 million. The secured term loan facility consists of a $450 million tranche A and a $275 million tranche B term loan facility, respectively. At December 31, 1999, Level 3 had borrowed $200 million and
$275 million under the tranche A and tranche B secured term loan facility, respectively.

   The obligations under the revolving credit facility are secured by substantially all the assets of Level 3 and, subject to certain exceptions, its wholly owned domestic subsidiaries (other than the borrower under the term loan facility). Such assets will also secure a portion of the term loan facility. Additionally, all obligations under the term loan facility will be secured by the equipment that is purchased with the proceeds of the term loan facility.

   Amounts drawn under the secured credit facility will bear interest, at the option of the Company, at an alternate base rate or reserve-adjusted LIBOR plus applicable margins. The applicable margins for the revolving credit facility and tranche A term loan facility range from 50 to 175 basis points over the alternate base rate and from 150 to 275 basis points over LIBOR and are fixed for the tranche B term loan facility at 250 basis points over the alternate base rate and 350 basis points over LIBOR. Interest and commitment fees on the revolving credit facility and the term loan facilities are payable quarterly with specific rates determined by actual borrowings under each facility.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The revolving credit facility provides for automatic and permanent quarterly reductions of the amount available for borrowing under that facility, commencing at $17.25 million on March 31, 2004, and increasing to approximately $61 million per quarter. The tranche A term loan facility amortizes in consecutive quarterly payments beginning on March 31, 2004, commencing at $9 million per quarter and increasing to $58.5 million per quarter. The revolving credit facility and tranche A term loan facility mature on September 30, 2007. The tranche B term loan facility amortizes in consecutive quarterly payments beginning on March 31, 2004, commencing at less than $1 million and increasing to $67 million in 2007.

   The Senior Secured Credit Facility contains certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. Level 3 and the borrowers must also comply with specific financial and operational tests and maintain certain financial ratios.

   Debt issuance costs of $24 million were capitalized and will be amortized as interest expense over the terms of Senior Secured Credit Facility.

6% Convertible Subordinated Notes

   On September 14, 1999, the Company received $798 million of proceeds, after transaction costs, from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009 ("Subordinated Notes"). The Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the notes accrues at 6% per year and is payable each year in cash on March 15 and September 15. The principal amount of the notes will be due on September 15, 2009. The Subordinated Notes may be converted into shares of common stock of the Company at any time prior to maturity, unless the Company has caused the conversion rights to expire. The conversion rate is 15.3401 shares per each $1,000 principal amount of Subordinated Notes, subject to adjustment in certain circumstances. On or after September 15, 2002, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period. At December 31, 1999, less than $1 million of debt had been converted into shares of common stock.

   Debt issuance costs of $25 million were capitalized and are being amortized as interest expense over the term of the Subordinated Notes.

   Level 3 currently is using the proceeds from the Senior Secured Credit Facility and Subordinated Notes for working capital, capital expenditures and other general corporate purposes in connection with the implementation of its business plan, including the acquisition of telecommunications assets.

   The Company capitalized $116 million and $15 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the years ended December 31, 1999 and 1998, respectively.

CPTC

   California Private Transportation Company, LP's ("CPTC") long-term debt consists of a term note with a consortium of banks. The liability under the term note was $61 million and $64 million at December 31, 1999 and 1998, respectively. The interest rate on the bank note is based on LIBOR plus a varying rate with principal and interest payable quarterly. CPTC entered into an interest rate swap agreement with the same parties. The swap agreement expires in January 2004 and fixes the interest rate on the bank note from 9.21% to 9.71% during the term of the swap agreement. In addition, CPTC's long-term debt consists of a term loan held

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES by Connecticut General Life Insurance Company, a subsidiary of CIGNA Corporation and Lincoln National Life Insurance Company. The liability under the term loan was $35 million at December 31, 1999 and 1998. The remaining long-term debt consists of $9 million of subordinated debt held by Orange County Transportation Authority. The debt is due in varying amounts through 2004 and accrues interest at 9%. Lastly, CPTC had borrowed $10 million as of December 31, 1999 and $8 million as of December 31, 1998 from it's partners. The debt is generally subordinated to all other debt of CPTC. Interest on the subordinated debt compounds annually at 9.3-9.5% and is payable only as CPTC generates excess cash flows.

Future Debt Maturities:

   Scheduled maturities of long-term debt are as follows (in millions): 2000-- $6; 2001--$7; 2002--$8; 2003--$9; 2004--$59 ; and $3,906 thereafter.

(11) Employee Benefit Plans

   The Company adopted the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in 1998. Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans"("FIN 28"). The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions. Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges may be settled in cash, but rather, generally are settled through issuance of common stock.

   The Company believes that the adoption of SFAS No. 123 will result in material non-cash charges to operations in 2000 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award. On a pro forma basis, adopting SFAS No. 123 would not have had a material effect on the results of operations for the year ended December 27, 1997.

   The Company recognized a total of $126 million and $39 million of non-cash compensation in 1999 and 1998, respectively. In addition to the Company capitalized $10 million and $5 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems.

Non-qualified Stock Options and Warrants

   In December 1997, stockholders approved amendments to the 1995 Level 3 Stock Plan ("the Plan"). The amended plan, among other things, increases the number of shares reserved for issuance upon the exercise of stock based awards to 70,000,000; increases the maximum number of options granted to any one participant to 10,000,000; provides for the acceleration of vesting in the event of a change in control; allows for the grant of stock based awards to directors of Level 3 and other persons providing services to Level 3; and allows for the grant of nonqualified stock options ("NQSO") with an exercise price less than the fair market value of Common Stock. In December 1997, Level 3 converted both option and stock appreciation rights plans of a subsidiary to the Plan. This conversion resulted in the issuance of 7.4 million options to purchase Common Stock at $4.50 per share. Level 3 recognized an expense and a corresponding increase in equity as a result of

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES the transaction. The increase in equity and the conversion of the stock appreciation rights liability to equity are reflected as option activity in the Statement of Changes in Stockholders' Equity. The options vest over three or five years with a five or ten year life.

   The Company granted 55,100 and 7,466,247 nonqualified stock options to employees during the years ended December 31, 1999 and 1998, respectively. In addition 1,898,036 warrants were granted to third parties in 1998 to acquire shares of Common Stock at exercise prices ranging from $18.50--$20.00 per share all of which were outstanding at December 31, 1999. The warrants vest quarterly through June 30, 2001. The expense recognized for the year ended December 31, 1999 for NQSOs and warrants outstanding at December 31, 1999 in accordance with SFAS No. 123 was $7 million. In addition to the expense recognized, the Company capitalized $1 million of non-cash compensation costs for employees directly involved in the construction of the Internet Protocol network and the development of the business support systems. As of December 31, 1999, the Company had not yet recognized $5 million of unamortized compensation costs for NQSOs and warrants granted in 1998 and 1999.

   The expense recognized in accordance with SFAS No. 123 for NQSOs and warrants in 1998 was $6 million and $5 million, respectively. In addition to the expense recognized, the Company capitalized $2 million of non-cash compensation costs related to NQSOs for employees directly involved in the construction of the IP network and the development of the business support systems.

   The fair value of NQSOs and warrants granted was calculated using the Black-Scholes method with a risk free interest rate of 5.5% and expected life of 75% of the total life of the NQSOs and warrants. The Company used an expected volatility rate of 27.5%, except for when the minimum volatility of .001% was used by the Company prior to becoming publicly traded in April 1998. The fair value of the NQSOs and warrants granted in 1999, in accordance with SFAS No. 123 was $1 million.

   In 1998, the Company exchanged approximately 700,000 options and 100,000 options, ranging in prices from $0.12 to $1.76 and primarily from $0.90 to $1.79 for the XCOM and GeoNet acquisitions, respectively.

   Transactions involving stock options granted under the NQSO plan are summarized as follows:

                                                Exercise Price Weighted Average
                                      Shares      Per Share     Exercise Price
                                    ----------  -------------- ----------------
   Balance December 28, 1996.......  4,440,000    $4.04--$4.95       $4.40
     Options granted............... 14,990,930     4.50-- 5.42        4.96
     Options cancelled.............   (106,000)           4.95        4.95
     Options exercised............. (4,636,930)    4.04-- 4.95        4.46
                                    ----------
   Balance December 27, 1997....... 14,688,000    $4.04--$5.42       $4.95
                                                ==============      ======
     Options granted...............  7,466,247    $.12--$41.25       $8.67
     Options cancelled.............   (668,849)    .12-- 34.69        5.52
     Options exercised............. (2,506,079)    .12-- 34.69        4.22
                                    ----------
   Balance December 31, 1998....... 18,979,319    $.12--$41.25       $6.50
                                                ==============      ======
     Options granted...............     55,100  $41.44--$84.75      $58.61
     Options cancelled............. (1,005,328)    .12-- 41.25       10.84
     Options exercised............. (3,950,528)    .12-- 41.25        5.60
                                    ----------
   Balance December 31, 1999....... 14,078,563    $.12--$84.75       $6.64
                                    ==========  ==============      ======
   Options exercisable
     December 27, 1997.............  2,590,538   $4.04--$ 4.95       $4.35
     December 31, 1998.............  5,456,640   $ .12--$41.25       $4.67
     December 31, 1999.............  6,291,624   $ .12--$41.25       $6.13

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The weighted average remaining contractual life for the 14,078,563 options outstanding on December 31, 1999 is 7.43 years.

                       Options Outstanding             Options Exercisable
                 -----------------------------------  -----------------------
                               Weighted
                   Number       Average    Weighted     Number      Weighted
   Range of      Outstanding   Remaining   Average    Exercisable   Average
   Exercise         as of        Life      Exercise      as of      Exercise
    Prices        12/31/99      (years)     Price      12/31/99      Price
--------------   -----------   ---------   --------   -----------   --------
$ 0.12--$ 0.12      118,361      8.10       $  .12        68,381     $  .12
  0.90--  0.90       20,347      4.40          .90        14,782        .90
  1.76--  1.79       39,303      8.16         1.76        10,906       1.77
  4.04--  5.43    9,519,226      7.41         5.14     4,963,292       4.90
  6.20--  8.50    3,775,620      8.05         6.95       911,396       7.01
 17.50-- 25.03      197,364      3.69        18.44       178,086      17.80
 26.80-- 39.13      305,242      3.51        30.95       125,947      30.98
 40.38-- 51.83       56,500      3.69        41.21        18,834      40.38
 56.00-- 57.47       38,000      4.18        56.75           --         --
 61.75-- 84.75        8,600      4.27        79.40           --         --
                 ----------                            ---------
                 14,078,563      7.43       $ 6.64     6,291,624     $ 6.13
                 ==========                            =========     ======

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

   OSO grants are made quarterly to participants employed on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Each award typically has a two-year moratorium on exercising from the date of grant. As a result, once a participant is 100% vested in the grant the two year moratorium expires. Therefore, each grant has an exercise window of two years.

   The fair value under SFAS No. 123 for the 3,241,599 OSOs granted to employees for services performed for the year ended December 31, 1999 was $193 million. The Company recognized $111 million of compensation expense for the year ended December 31, 1999 for OSOs granted in 1999 and 1998. In addition to the expense recognized, $7 million of non-cash compensation was capitalized in 1999 for employees directly involved in the construction of the Internet Protocol network and development of business support systems. As of December 31, 1999, the Company had not yet recognized $111 million of unamortized compensation costs for OSOs granted in 1998 and 1999. The Company recognized $24 million of compensation expense for the year ended December 31, 1998 for OSOs outstanding at December 31, 1998. In addition to the expense recognized the Company capitalized $3 million of non-cash compensation.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The fair value of the options granted was calculated by applying the Black-Scholes method with an S&P 500 expected dividend yield rate of 1.8% and an expected life of 2.5 years. The Company used a blended volatility rate of 26% between the S&P 500 expected volatility rate of 16% and the Level 3 Common Stock expected volatility rate of 27.5%. The expected correlation factor of 0.4 was used to measure the movement of Level 3 stock relative to the S&P 500.

   Transactions involving stock awards granted under the OSO plan are summarized below:

                                                                       Weighted
                                                                       Average
                                                     Option Price Per  Option
                                           Shares         Share         Price
                                          ---------  ---------------- ---------
Balance December 27, 1997................       --                --      --
  Options granted........................ 2,139,075  $ 29.78--$ 37.13  $34.85
  Options cancelled......................   (46,562)   29.78--  37.13   35.53
  Options exercised......................       --                --      --
                                          ---------
Balance December 31, 1998................ 2,092,513  $ 29.78--$ 37.13  $34.85
  Options granted........................ 3,241,599    56.00--  78.50   66.58
  Options cancelled......................  (157,623)   29.78--  78.50   51.31
  Options exercised......................   (37,500)   29.78--  37.13   34.64
                                          ---------
Balance December 31, 1999................ 5,138,989  $ 29.78--$ 78.50  $54.15
                                          =========  ================  ======
Options vested but not exercisable as of
  December 31, 1998......................   234,305  $ 29.78--$ 37.13  $34.85
  December 31, 1999...................... 2,098,337  $ 29.78--$ 78.50   44.69

                       Options Outstanding             Options Exercisable
                 -----------------------------------  -----------------------
                               Weighted
                   Number       Average    Weighted     Number      Weighted
   Range of      Outstanding   Remaining   Average    Exercisable   Average
   Exercise         as of        Life       Option       as of       Option
    Prices        12/31/99      (years)     Price      12/31/99      Price
--------------   -----------   ---------   --------   -----------   --------
$29.78--$34.50    1,115,214      2.80       $32.26        --         $ --
 37.00-- 56.00    1,459,383      2.70        44.58        --           --
 59.75-- 78.50    2,564,392      3.66        69.12        --           --
                  ---------                               ---
                  5,138,989      3.20       $54.15        --         $ --
                  =========                               ===        =====

Restricted Stock

   In 1999 and 1998, 17,117 and 177,183 shares, respectively, of restricted stock were granted to employees. The restricted stock shares were granted to employees at no cost. The shares vest immediately; however, the employees are restricted from selling these shares for 3 years. The fair value of restricted stock granted in 1999 and 1998 of $1 million and $7 million, respectively, was calculated using the value of the Common Stock the day prior to the grant. The expense recognized in 1999 under SFAS No. 123 for restricted stock grants was $4 million. The expense recognized in 1998 under SFAS No. 123 for Restricted stock grants was $3 million.

   As of December 31, 1999, the Company had not recognized $1 million of compensation costs for Restricted Stock granted in 1998 and 1999.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

  Shareworks

   Level 3 has designed its compensation programs with particular emphasis on equity-based, long-term incentive programs. The Company has developed two plans under its Shareworks program: the Match Plan and the Grant Plan.

  Match Plan--The Match Plan allows eligible employees to defer between 1% and 7% of their eligible compensation to purchase Common Stock at the average stock price for the quarter. Any full time employee is considered eligible on the first day of the calendar quarter after their hire. The Company matches the shares purchased by the employee on a one-for-one basis. Stock purchased with payroll deductions is fully vested. Stock purchased with the Company's matching contributions vests three years after the end of the quarter in which it was made.

   The Company's quarterly matching contribution is amortized to compensation expense over the vesting period of 36 months. In 1999, the Company's matching contribution was $10 million under the Match Plan. The compensation expense recognized in 1999 under this plan was $1 million. The non-cash compensation expense recognized in 1998 for the Match Plan was less than $1 million.

  Grant Plan--The Grant Plan enables the Company to grant shares of Common Stock to eligible employees based upon a percentage of that employee's eligible salary up to a maximum of 3%. Level 3 employees employed on December 31 of each year, who are age 21 or older with a minimum of 1,000 hours credited service are considered eligible. The shares granted are valued at the fair market value as of the last business day of the calendar year. All prior and future grants vest immediately upon the employees' third anniversary of joining the Shareworks Plan.

   The annual grant is expensed in the year of the grant. Compensation expense recorded for the Shareworks Grant Plan for 1999 was approximately $3 million. Approximately $1 million of compensation expense was recorded for the Shareworks Grant Plan for 1998.

   In addition to the compensation expense recognized, the Company capitalized $2 million of non-cash compensation costs related to the Shareworks Plans for employees directly involved in the construction of the IP network and the development of the business support systems in 1999 and less than $1 million of non-cash compensation costs in 1998.

401(k) Plan

   The Company and its subsidiaries offer its qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee was eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $10,000 in 1999. The Company does not match employee contributions and therefore does not incur any expense related to the 401(k) plan.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

(12) Income Taxes

   An analysis of the income tax (provision) benefit attributable to earnings
(loss) from continuing operations before income taxes for the three years ended December 31, 1999 follows:

                                                                1999 1998  1997
                                                                ---- ----  ----
                                                                 (dollars in
                                                                  millions)
Current:
  U.S. federal................................................. $161 $(15) $(54)
  State........................................................    3  (10)   (1)
                                                                ---- ----  ----
                                                                 164  (25)  (55)
Deferred:
  U.S. federal................................................. $ 56   50   103
  State........................................................  --   --    --
                                                                ---- ----  ----
                                                                  56   50   103
                                                                ---- ----  ----
                                                                $220 $ 25  $ 48
                                                                ==== ====  ====

   The United States and foreign components of earnings (loss) from continuing operations before income taxes follows:

                                                              1999   1998   1997
                                                              -----  -----  ----
                                                                (dollars in
                                                                 millions)
United States................................................ $(578) $(142) $35
Foreign......................................................  (129)   (11)  --
                                                              -----  -----  ---
                                                              $(707) $(153) $35
                                                              =====  =====  ===

   A reconciliation of the actual income tax (provision) benefit and the tax computed by applying the U.S. federal rate (35%) to the earnings (loss) from continuing operations, before income taxes for the three years ended December 31, 1999 follows:

                                                              1999  1998  1997
                                                              ----  ----  ----
                                                               (dollars in
                                                                millions)
Computed Tax at Statutory Rate............................... $247  $ 53  $(12)
State Income Taxes...........................................    2    (7)   (1)
Write-off of In Process Research & Development...............  --    (11)   --
Coal Depletion...............................................    2     2     3
Goodwill Amortization........................................  (12)   (5)   --
Tax Exempt Interest..........................................  --     --     2
Prior Year Tax Adjustments...................................  --     --    62
Compensation Expense Attributable to Options.................  --     --    (7)
Taxes on Unutilized Losses of Foreign Operations.............   (9)   (4)   --
Foreign Tax Credits..........................................  (10)   --    --
Other........................................................  --     (3)    1
                                                              ----  ----  ----
                                                              $220  $ 25  $ 48
                                                              ====  ====  ====

   During the year ended December 27, 1997, the Company settled a number of disputed tax issues related to prior years that have been included in prior year tax adjustments.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The components of the net deferred tax liabilities for the years ended December 31, 1999 and 1998 were as follows:

                                                                      1999 1998
                                                                      ---- ----
                                                                      (dollars
                                                                         in
                                                                      millions)
Deferred Tax Liabilities:
  Investments in securities.......................................... $  2 $  2
  Investments in joint ventures......................................   15   27
  Asset bases--accumulated depreciation..............................  122   83
  Coal sales.........................................................   32   32
  Other..............................................................    3   20
                                                                      ---- ----
Total Deferred Tax Liabilities.......................................  174  164
Deferred Tax Assets:
  Compensation--and related benefits.................................   76   35
  Investment in subsidiaries.........................................   11   14
  Provision for estimated expenses...................................   27   14
  Other..............................................................   12   13
                                                                      ---- ----
Total Deferred Tax Assets............................................  126   76
                                                                      ---- ----
Net Deferred Tax Liabilities......................................... $ 48 $ 88
                                                                      ==== ====

(13) Stockholders' Equity

   On March 9, 1999 the Company closed the sale of 28.75 million shares of its Common Stock through an underwritten public offering. The net proceeds from the offering of approximately $1.5 billion after underwriting discounts and offering expenses are being used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's Business Plan.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   Issuances of Common Stock, for sales, conversions, option exercises and acquisitions, and repurchases of common shares for the three years ended December 31, 1999 are shown below. Prior to the Split-off, the Company was obligated to repurchase Class D shares from stockholders. The Level 3 Stock Plan permits option holders to tender shares to the Company to cover income taxes due on option exercises.

December 28, 1996.................................................. 231,802,430
  Shares Issued....................................................  21,589,100
  Shares Repurchased...............................................     (29,610)
  Issuances for Class C Stock Conversions..........................  13,035,430
  Option Activity..................................................   4,636,930
                                                                    -----------
December 27, 1997.................................................. 271,034,280
  Shares Issued....................................................   2,240,467
  Shares Repurchased...............................................     (30,506)
  Issuances for Class C Stock Conversions..........................  20,934,244
  Issuances for Class R Stock Conversions..........................   5,084,568
  Option Activity..................................................   2,506,079
  Shares Issued for Acquisition....................................   6,105,574
                                                                    -----------
December 31, 1998.................................................. 307,874,706
  Shares Issued....................................................  28,750,000
  Option and Shareworks Activity...................................   4,371,578
  Shares Issued for Acquisition....................................     396,379
  6% Convertible Notes Converted to Shares.........................       4,064
                                                                    -----------
December 31, 1999.................................................. 341,396,727
                                                                    ===========


(14) Industry and Geographic Data

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

   The Company's reportable segments include: communications and information services (including communications, computer outsourcing and systems integration segments), and coal mining. Other primarily includes CPTC, equity investments, and other corporate assets and overhead not attributable to a specific segment.

   Industry and geographic data for the Company's discontinued construction and energy operations are not included.

   EBITDA, as defined by the Company, consists of earnings (loss) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expense. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods presented.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   In 1999, 1998, and 1997 Commonwealth Edison Company, a coal mining customer, accounted for 22%, 34%, and 43% of Level 3's revenues.

   Industry segment financial information follows. Certain prior year information has been reclassified to conform with the 1999 presentation.

                         Communications & Information Services
                         --------------------------------------
                                         Computer     Systems    Coal
                         Communications Outsourcing Integration Mining Other   Total
                         -------------- ----------- ----------- ------ ------  ------
                                            (dollars in millions)
1999
Revenue.................     $  159         $67        $ 63      $207  $   19  $  515
EBITDA..................       (390)         19         (10)       81     (87)   (387)
Identifiable Assets.....      5,001          61          30       345   3,467   8,904
Capital Expenditures....      3,299          11           1         3     122   3,436
Depreciation and
 Amortization...........        151           9           6         5      57     228
1998
Revenue.................     $   24         $63        $ 57      $228  $   20  $  392
EBITDA..................       (139)         14         (23)       92     (44)   (100)
Identifiable Assets.....      1,072          59          42       362   3,987   5,522
Capital Expenditures....        818          25           4         2      61     910
Depreciation and
 Amortization...........         37           8           3         5      13      66
1997
Revenue.................     $  --          $50        $ 45      $222  $   15  $  332
EBITDA..................        --           13           1        88     (18)     84
Identifiable Assets.....        --           42          19       499     921   1,481
Capital Expenditures....        --            9           5         3       9      26
Depreciation and
 Amortization...........        --            6           2         5       7      20

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The following table presents a geographic breakout for revenue, EBITDA, and identifiable assets:

                         Communications & Information Services
                         --------------------------------------
                                         Computer     Systems    Coal
                         Communications Outsourcing Integration Mining Other   Total
                         -------------- ----------- ----------- ------ ------  ------
                                            (dollars in millions)
1999
Revenue:
  United States.........     $  145        $ 67        $  63     $207  $   19  $  501
  Europe................         14         --           --       --      --       14
  Other.................        --          --           --       --      --      --
                             ------        ----        -----     ----  ------  ------
                             $  159        $ 67        $  63     $207  $   19  $  515
                             ======        ====        =====     ====  ======  ======
EBITDA:
  United States.........     $ (297)       $ 19        $ (11)    $ 81  $  (87) $ (295)
  Europe................        (86)        --             1      --      --      (85)
  Other.................         (7)        --           --       --      --       (7)
                             ------        ----        -----     ----  ------  ------
                             $ (390)       $ 19        $ (10)    $ 81  $  (87) $ (387)
                             ======        ====        =====     ====  ======  ======
Identifiable Assets:
  United States.........     $3,935        $ 61        $  20     $345  $3,467  $7,828
  Europe................        723         --            10      --      --      733
  Other.................        343         --           --       --      --      343
                             ------        ----        -----     ----  ------  ------
                             $5,001        $ 61        $  30     $345  $3,467  $8,904
                             ======        ====        =====     ====  ======  ======
1998
Revenue:
  United States.........     $   23        $ 62        $  56     $228  $   20  $  389
  Europe................          1         --           --       --      --        1
  Other.................        --            1            1      --      --        2
                             ------        ----        -----     ----  ------  ------
                             $   24        $ 63        $  57     $228  $   20  $  392
                             ======        ====        =====     ====  ======  ======
EBITDA:
  United States.........     $ (128)       $ 14        $ (23)    $ 92  $  (44) $  (89)
  Europe................         (9)        --           --       --      --       (9)
  Other.................         (2)        --           --       --      --       (2)
                             ------        ----        -----     ----  ------  ------
                             $ (139)       $ 14        $ (23)    $ 92  $  (44) $ (100)
                             ======        ====        =====     ====  ======  ======
Identifiable Assets:
  United States.........     $  959        $ 59        $  42     $362  $3,987  $5,409
  Europe................         60         --           --       --      --       60
  Other.................         53         --           --       --      --       53
                             ------        ----        -----     ----  ------  ------
                             $1,072        $ 59        $  42     $362  $3,987  $5,522
                             ======        ====        =====     ====  ======  ======
1997
Revenue:
  United States.........     $  --         $ 50        $  45     $222  $   15  $  332
  Europe................        --          --           --       --      --      --
  Other.................        --          --           --       --      --      --
                             ------        ----        -----     ----  ------  ------
                             $  --         $ 50        $  45     $222  $   15  $  332
                             ======        ====        =====     ====  ======  ======
EBITDA:
  United States.........     $  --         $ 13        $   1     $ 88  $  (18) $   84
  Europe................        --          --           --       --      --      --
  Other.................        --          --           --       --      --      --
                             ------        ----        -----     ----  ------  ------
                             $  --         $ 13        $   1     $ 88  $  (18) $   84
                             ======        ====        =====     ====  ======  ======
Identifiable Assets:
  United States.........     $  --         $ 42        $  19     $499  $  921  $1,481
  Europe................        --          --           --       --      --      --
  Other.................        --          --           --       --      --      --
                             ------        ----        -----     ----  ------  ------
                             $  --         $ 42        $  19     $499  $  921  $1,481
                             ======        ====        =====     ====  ======  ======

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The following information provides a reconciliation of EBITDA to earnings
(loss) from continuing operations for the three years ended December 31, 1999:

                                                             1999   1998   1997
                                                             -----  -----  ----
                                                              (in millions)
EBITDA...................................................... $(387) $(100) $ 84
Depreciation and Amortization Expense.......................  (228)   (66)  (20)
Non-Cash Compensation Expense...............................  (126)   (39)  (21)
Write-off of In Process Research and Development............   --     (30)  --
                                                             -----  -----  ----
  Earnings (Loss) from Operations...........................  (741)  (235)   43
Other Income (Expense)......................................    34     82    (8)
Income Tax Benefit..........................................   220     25    48
                                                             -----  -----  ----
Earnings (Loss) from Continuing Operations.................. $(487) $(128) $ 83
                                                             =====  =====  ====

(15) Commitments and Contingencies

   On April 23, 1999, Level 3 announced that it had contracted with Tyco Submarine Systems, Ltd. to design and build a transatlantic terabit cable system from Long Island, New York to North Cornwall, UK. The cable system is expected to be in service by September 2000 and is expected to cost between $600 to $800 million. The total cost will depend on how the cable is upgraded over time. Level 3 has prefunded the purchase of significant amounts of undersea capacity as part of the Business Plan, but may require additional funding depending on the cable's ultimate structure, pre-construction sales and ownership.

   Level 3 announced on April 29, 1999 that it had finalized contracts relating to construction of Ring 1 of its European network in France, Belgium, the Netherlands, Germany and the United Kingdom. Ring 1, which is approximately 1,800 miles, will connect Paris, Frankfurt, Amsterdam, Brussels and London. The network is expected to be ready for service by September 2000. Ring 1 is part of the approximately 4,750 mile intercity network. This European network will be linked to the Level 3 North American intercity network by the Level 3 transatlantic terabit cable system currently under development, also expected to be ready for service by September, 2000.

   On July 26, 1999, the Company announced two important developments of its European network build with agreements with Eurotunnel and Alcatel. Eurotunnel will install and supply Level 3 with multiple cross-Channel cables between the United Kingdom and France through the high-security service tunnel. The first of these cables will be completed by the first quarter of 2000. Subsequent cables will be installed to upgrade and expand the network as and when required or when new fiber technology becomes available. Alcatel will design, develop, and install an undersea cable to link the Level 3 network between the United Kingdom and Belgium. The cable system is already under development and will be completed by the end of the first half of 2000.

   On May 4, 1999, Level 3 and COLT Telecom Group plc announced an agreement to share costs for the construction of European networks. The agreement calls for Level 3 to share construction costs of COLT's planned 1,600 mile intercity German network linking Berlin, Cologne, Dusseldorf, Frankfurt, Hamburg, Munich and Stuttgart. In return, COLT will share construction costs of Ring 1 of Level 3's planned European network.

   On June 23, 1999, Level 3 announced a minimum four year, $250 million strategic agreement with Lucent Techologies to purchase Lucent systems, including new software switches or "softswitches." The minimum purchase commitment is subject to certain conditions and has the potential to grow to $1 billion over five years.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   Under this nonexclusive agreement, Lucent will provide Level 3 its Lucent Technologies Softswitch, a software switch for Internet Protocol networks that is intended to combine the reliability and features that customers expect from the public switched telephone network with the cost effectiveness and flexibility of Internet Protocol technology. With the Lucent Softswitch, Level 3 expects to provide a full range of Internet Protocol based communications services similar in quality and ease of use to services on traditional circuit voice networks. In addition, the companies also agreed to collaborate on future enhancements of softswitches and gateway products to support next-generation broadband services for business and consumers that will combine high-quality voice and video communications with Internet-style web data services.

Operating Leases

   The Company is leasing rights of way, communications capacity and premises under various operating leases which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the lease. Certain leases provide for adjustments in lease cost based upon adjustments in the consumer price index and increases in the landlord's management costs. The lease agreements have various expiration dates through 2019.

   In addition to the items described above, future minimum payments for the next five years, under the non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 1999 (in millions):

       2000................................................................ $ 67
       2001................................................................   43
       2002................................................................   36
       2003................................................................   35
       2004................................................................   35
       Thereafter..........................................................  211

   Rent expense under lease agreements was $41 million in 1999, $18 million in 1998 and $1 million in 1997.

(16) Related Party Transactions

   Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 1999 and 1998. These projects include the U.S. intercity network, certain local loops and certain gateway sites, the Company's new corporate headquarters in Colorado and a new data center in Tempe, Arizona. Kiewit provided approximately $1,024 million and $130 million of construction services related to these projects in 1999 and 1998, respectively.

   Level 3 also receives certain mine management services from Kiewit. The expense for these services was $33 million for 1999, $34 million for 1998, and $32 million for 1997, and is recorded in selling, general and administrative expenses. The revenue earned by Peter Kiewit Sons', Inc. in 1997 is included in discontinued operations.

(17) Other Matters

   In August 1999 the Company was named as a defendant in Schweizer vs. Level 3 Communications, Inc. et. al., a purported national class action, filed in the District Court, County of Boulder, State of Colorado which involves the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES class action assert that they are the owners of the lands over which the Company's fiber optic cable network passes, and that the railroads, utilities and others who granted the Company the right to construction and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a national class of owners of land over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. Although the Company is not aware of any additional similar claims, the Company may in the future receive claims and demands related to the rights of way issues similar to the issues in the Schweizer litigation that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of this litigation, management believes that the Company has substantial defenses to the claims asserted in the Schweizer action (and any similar claims which may be named in the future), and intends to defend them vigorously.

   The Company is involved in various other lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability for legal proceedings beyond that provided should not materially affect the Company's financial position, future results of operations or future cash flows.

   It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 1999, Level 3 had outstanding letters of credit of approximately $35 million. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely.

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

   On December 10, 1999, Level 3 filed with the SEC a second "universal" shelf registration covering up to $2.375 billion of common stock, preferred stock, debt securities and depositary shares. Combined with remaining availability under the initial universal shelf registration statement, Level 3 may offer an aggregate of up to $3.5 billion of securities.

   Prior to the Split-off, as of January 1 of each year, holders of Class C Stock had the right to convert Class C Stock into Class D Stock, subject to certain conditions. In January 1998, holders of Class C Stock converted 2.3 million shares, with a redemption value of $122 million, into 21 million shares of Class D Stock (now known as Common Stock).

(18) Subsequent Events

   On January 24, 2000, Level 3 announced the expansion of its business plan to increase the amount of gateway space it intends to secure to approximately 6.5 million square feet. Level 3 currently has secured approximately 3.4 million square feet of gateway space. The Company has completed the buildout of approximately 1.3 million square feet of space.

   Also on January 24, 2000, Level 3 announced plans to construct a high speed, broadband undersea cable system connecting Hong Kong and Tokyo. The 2.56 terabit system is expected to be completed in the second quarter of 2001. The Hong Kong-Tokyo cable is intended to be the first stage in the Company's construction of an undersea network in the region. The Company plans to share construction and operating expenses of the Northern Asia cable loop with one or more industry partners.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   On February 2, 2000, Level 3 announced a series of separate securities offerings. As of the date of the initial filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company is offering 15 million shares of common stock and $500 million of convertible subordinated notes in separate registered offerings pursuant to an effective registration statement. It is also offering senior notes and senior discount notes that will generate aggregate gross proceeds of $1 billion, and 400 million of euro-denominated (approximately $391 million) senior notes. The dollar-denominated and euro-denominated senior notes will not be registered under the Securities Act of 1933 and may not be sold in the United States absent registration or an applicable exemption from the registration requirements. Each of the offerings is being made pursuant to a separate prospectus supplement or offering memorandum. No offering is conditioned on the closing of any other. The Company may not complete any of the offerings. In addition, the size of each offering is subject to change. The Company will use the proceeds from these offerings for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's Business Plan.

(19) Unaudited Quarterly Financial Data

                            March         June        September     December
                         ------------  ------------  ------------  ------------
                         1999   1998   1999   1998   1999   1998   1999   1998
                         -----  -----  -----  -----  -----  -----  -----  -----
                               (in millions except per share data)
Revenue................. $ 102  $  87  $ 106  $ 103  $ 134  $ 106  $ 173  $  96
Loss from Operations....  (126)    (9)  (183)   (41)  (207)   (52)  (225)  (133)
Net Earnings (Loss).....  (105)   926    (44)   (34)  (147)   (49)  (191)   (39)
Earnings (Loss) per
 Share (Basic and
 Diluted):
  Continuing
   Operations........... $(.33) $(.02) $(.13) $(.11) $(.43) $(.16) $(.56) $(.13)
  Discontinued
   Operations Excluding
   Construction
   Operations...........   --    3.19    --     --     --     --     --     --
Net Earnings Excluding
 Construction
 Operations.............  (.33)  3.17   (.13)  (.11)  (.43)  (.16)  (.56)  (.13)
Net Earnings Excluding
 Gain On Split-Off of
 Construction Group.....  (.33)  1.09   (.13)  (.11)  (.43)  (.16)  (.56)  (.13)

   Earnings (loss) per share was calculated for each three-month period on a stand-alone basis. As a result of all the stock transactions, the sum of the earnings (loss) per share for the four quarters of each year may not equal the earnings (loss) per share for the twelve month periods.

   The earnings (loss) per share amounts above are those of Level 3 Common
Stock.

   On January 2, 1998 the Company completed the sale of its energy assets to MidAmerican, as discussed in Note 3, and recognized an after-tax gain on the disposition of $324 million.

   The Company recognized $111 million of gains related to RCN stock transactions in the second quarter of 1999.

   On March 31, 1998, as a result of the Split-off as discussed in Note 2, the Company recognized a gain of $608 million equal to the difference between the carrying value of the Construction Group and its fair value in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue 96-4. No taxes were provided on this gain due to the tax-free nature of the Split-off. The Company reflected the fair value of the Construction Group as a distribution to the Class C stockholders.