Form 10-K/A
LEVEL 3 COMMUNICATIONS INC
filed 2000-04-26
CIK 794323

FORM 10-K/A-1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-15658

                          Level 3 Communications, Inc.
             (Exact name of Registrant as specified in its charter)

Delaware                                                           47-0210602
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1025 Eldorado Boulevard, Broomfield, Colorado                              80021
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

(End of cover)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 to the Level 3 Communications, Inc. (the "Registrant") Annual Report on Form 10-K for the year ended December 31, 1999 is hereby amended and restated in its entirety as set forth below.

Financial statements and supplementary financial information for Level 3 Communications, Inc. (f/k/a Peter Kiewit Sons', Inc.) and Subsidiaries begin on page F-1.

The financial statements of an equity method investee (RCN Corporation) are required by Rule 3.09 and are incorporated by reference from RCN's Form 10-K for the year ended December 31, 1999, filed under Commission No. 000-22825.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of April, 2000.

                                         Level 3 Communications, Inc.

                                         By:  /s/ Neil J. Eckstein
                                             -----------------------------------
                                         Name:  Neil J. Eckstein
                                         Title:  Vice President