Form 10-Q
period 2000-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2000-05-10
CIK 794323

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended March 31, 2000

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
(State of Incorporation)                                        (I.R.S. Employer
                                                             Identification No.)
                 1025 Eldorado Blvd., Broomfield, Colorado 80021
                     (Address of principal executive offices)

                                 (720) 888-1000
                          (Registrant's telephone number,
                               including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each class of the issuer's common stock, as of May 1, 2000

               Common Stock                       365,713,340 shares

  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES




                         Part I - Financial Information

Item 1.  Financial Statements:

 Consolidated Condensed Statements of Operations
 Consolidated Condensed Balance Sheets
 Consolidated Condensed Statements of Cash Flows
 Consolidated Statement of Changes in Stockholders' Equity
 Consolidated Statements of Comprehensive Loss
 Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures
Index to Exhibits



                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)



                                               Three Months Ended
                                                      March 31,
(dollars in millions, except share data)            2000     1999
-----------------------------------------------------------------

Revenue                                          $   177  $   102

Costs and Expenses:
 Cost of revenue                                     130       62
 Depreciation and amortization                        88       41
 Selling, general and administrative                 236      125
                                                  ------   ------
  Total costs and expenses                           454      228
                                                  ------   ------

Loss from Operations                                (277)    (126)

Other Income (Expense):
 Interest income                                      64       50
 Interest expense, net                               (50)     (53)
 Equity in losses of unconsolidated subsidiaries,net (55)     (25)
 Gain on equity investee stock transactions           38        -
 Other, net                                           -         2
                                                  ------    ------
  Total other expense                                (3)      (26)
                                                  ------    ------

Loss Before Income Taxes                           (280)     (152)

Income Tax Benefit                                    9        47
                                                  -------   ------

Net Loss                                        $   (271)  $ (105)
                                                  =======  =======

Net Loss Per Share (Basic and Diluted)          $   (.77) $  (.33)
                                                 ========  =======

Total Number of Weighted Average Shares
 Outstanding Used to Compute Basic and Diluted
 Loss Per Share (in thousands)                    350,285  316,288
                                                  =======  =======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                    (unaudited)



                                            March 31,           December 31,
(dollars in millions, except share data)      2000                  1999
----------------------------------------------------------------------------

Assets

Current Assets
 Cash and cash equivalents                  $   2,527           $   1,214
 Marketable securities                          5,153               2,227
 Restricted securities                             51                  51
 Accounts receivable, less allowances
   of $11 and $9, respectively                    302                 148
 Income taxes receivable                            9                 241
 Other                                             69                  55
                                               ------              ------
Total Current Assets                            8,111               3,936

Property, Plant and Equipment, net              5,453               4,287

Investments                                       286                 300

Other Assets, net                                 514                 381
                                               ------              ------
                                             $ 14,364            $  8,904
                                             ========            ========


See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Consolidated Condensed Balance Sheets
                                  (unaudited)



                                               March 31,      December 31,
(dollars in millions, except share data)         2000            1999
-------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                              $      963     $      830
 Current portion of long-term debt                      6              6
 Accrued payroll and employee benefits                 53             43
 Accrued interest                                     109             47
 Deferred revenue                                     156            111
 Other                                                105             88
                                                   ------         ------
Total Current Liabilities                           1,392          1,125

Long-Term Debt, less current portion                7,047          3,989

Deferred Income Taxes                                  68             68

Accrued Reclamation Costs                             100             99

Other Liabilities                                     186            218

Commitments and Contingencies

Stockholders' Equity:
 Preferred  Stock,  $.01 par  value,
   authorized  10,000,000  shares;
   no shares outstanding in 2000 and 1999               -             -
 Common Stock:
  Common Stock, $.01 par value,  authorized
    1,500,000,000  shares;  365,296,239 shares
    outstanding in 2000 and 341,396,727
    outstanding in 1999                                 4             3
  Class R, $.01 par value, authorized
    8,500,000 shares; no shares outstanding in
    2000 and 1999                                       -             -
 Additional paid-in capital                         4,959         2,501
 Accumulated other comprehensive loss                 (27)           (5)
 Retained earnings                                    635           906
                                                 --------      --------
Total Stockholders' Equity                          5,571         3,405
                                                 --------      --------
                                                 $ 14,364      $  8,904
                                                 ========      ========

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)

                                                      Three Months Ended
                                                            March 31,
(dollars in millions)                                 2000          1999
------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net cash provided by operating activities        $    151    $      55

Cash Flows from Investing Activities:
 Proceeds from sales and maturities
   of marketable securities                          1,490          518
 Purchases of marketable securities                 (4,396)      (1,652)
 Capital expenditures                               (1,286)        (407)
 Investments                                            (3)          (2)
 Proceeds from sale of property, plant
   and equipment and other assets                        -            5
 Other                                                  (2)           2
                                                 ----------   ----------
  Net cash used in investing activities             (4,197)      (1,536)

Cash Flows from Financing Activities:
 Payments on long-term  debt  including
   current  portion                                     (2)          (3)
 Long-term debt borrowings,net                       2,956            -
 Issuances of common  stock,net                      2,407        1,496
 Proceeds from exercise of stock options                 6            8
  Net cash provided by financing activities          5,367        1,501

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                             (8)           -
                                                 ----------  -----------

Net Increase in Cash and Cash Equivalents            1,313           20

Cash and Cash Equivalents at Beginning of Year       1,214          842
                                                   -------     --------

Cash and Cash Equivalents at End of Period         $ 2,527     $    862
                                                   =======     ========

See accompanying notes to consolidated condensed financial statements.

            LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
         Consolidated Statement of Changes in Stockholders' Equity
              For the three months ended March 31, 2000
                             (unaudited)


                                                Accumulated
                                 Additional        Other
                        Common   Paid-in      Comprehensive Retained
(dollars in millions)    Stock    Capital          Loss     Earnings    Total
-----------------------------------------------------------------------------
Balance at
 December 31, 1999      $   3    $ 2,501          $  (5)    $    906    $ 3,405

Issuances, net              1      2,406              -            -      2,407
Stock options exercised     -          6              -            -          6
Stock option grants         -         46              -            -         46

Net Loss                    -          -              -         (271)      (271)

Other Comprehensive Loss    -          -            (22)           -        (22)
                   ---------- -----------      ---------   ----------- ---------

Balance at
 March 31, 2000        $    4    $ 4,959          $ (27)      $  635     $ 5,571
                       ======    =======       =========    ========     =======

See accompanying notes to consolidated condensed financial statements.


          LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Comprehensive Loss
                         (unaudited)


                                                Three Months Ended
                                                    March 31,
(dollars in millions)                           2000           1999
-------------------------------------------------------------------

Net Loss                                    $  (271)        $  (105)

Other Comprehensive Loss, before tax:
 Foreign currency translation adjustments       (19)             (2)

 Unrealized holding loss arising during period   (3)             (3)

 Reclassification adjustment for gains included
  in net loss                                     -               2
                                         ----------       ---------

Other Comprehensive Loss, before tax           (22)              (3)

Income Tax Benefit Related to Items of Other
  Comprehensive Loss                              -                1
                                         ----------       ---------

Other Comprehensive Loss, net of tax           (22)              (2)
                                           --------       ---------

Comprehensive Loss                         $  (293)         $  (107)
                                            =======          =======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") in which it has control, which are engaged in enterprises primarily related to communications and information services, and coal mining. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. Investments in other companies in which the Company exercises significant influence over operating and financial policies are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

The consolidated condensed balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 1999, has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999 as amended by the Company's Annual Report on Form 10-K/A-1. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

The Company has embarked on a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services in the United States, Europe and Asia. To reach this goal, the Company is expanding substantially the business of its PKS Information Services, Inc. subsidiary and creating, through a combination of construction, purchase and leasing of facilities and other assets, an advanced international, end-to-end, facilities-based communications network (the "Business Plan"). The Company is building the network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The Company expects taxable losses for fiscal 2000 to exceed available taxable income in the carryback period. For fiscal 2000, Level 3 will recognize a portion of the expected annual benefit in each period equal to the ratio of pre-tax loss for the period divided by the total estimated annual loss for the year.

The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results expected for the full year.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

2.    Loss Per Share

Basic loss per share amounts have been computed using the weighted average number of shares during each period. The Company had a net loss for the three month periods ended March 31, 2000 and 1999. Therefore, the dilutive impact of the approximate 19 million shares attributable to the convertible subordinated notes issued in September 1999, and February 2000 (Note 6), and the approximate 21 million options and warrants outstanding at March 31, 2000 and approximate 22 million options and warrants outstanding at March 31, 1999, have not been included in the computation of diluted loss per share because the resulting computation would have been anti-dilutive.


3.   Property, Plant and Equipment, net

Construction-in-Progress

The Company is currently constructing its communications network. Costs associated directly with the uncompleted network and interest expense incurred during construction are capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction (Note 6). Certain intercity segments, gateway facilities, local networks and operating equipment have been placed in service. These assets are being depreciated over their useful lives, primarily ranging from 3-25 years. As other segments are placed in service, the assets will be depreciated over their useful lives.

The Company is currently developing business support systems required for its Business Plan. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with such projects and interest costs incurred when developing the business support systems are capitalized. Upon completion of the projects, the total cost of the business support systems are amortized over their useful lives of 3 years.

For the three months ended March 31, 2000, the Company invested $1,220 million in its communications business, including $586 million on the U.S. intercity network, $122 million on the Pan European intercity network, $88 million on transoceanic networks, $193 million on U.S. gateway facilities and local networks, and $71 million on European gateway facilities and local networks.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant and Equipment below.

                                                   Accumulated      Book
(dollars in millions)               Cost           Depreciation     Value
-------------------------------------------------------------------------
March 31, 2000
Land and Mineral Properties         $  61          $     (11)       $  50
Facility and Leasehold Improvements
 Communications                       511                (18)         493
 Information Services                  26                 (3)          23
 Coal Mining                           73                (64)           9
 CPTC                                  92                (10)          82
Operating Equipment:
 Communications                       934               (137)         797
 Information Services                  52                (36)          16
 Coal Mining                          109                (98)          11
 CPTC                                  17                 (7)          10
Network Construction Equipment        108                (13)          95
Furniture and Office Equipment        201                (79)         122
Other                                 141                (31)         110
Construction-in-Progress            3,635                  -        3,635
                                  -------            --------     -------
                                  $ 5,960           $   (507)     $ 5,453


December 31, 1999
Land and Mineral Properties       $    60           $    (15)     $    45
Facility and Leasehold Improvements:
 Communications                       400                (14)         386
 Information Services                  26                 (3)          23
 Coal Mining                           73                (64)           9
 CPTC                                  92                 (9)          83
Operating Equipment:
 Communications                       686                (83)         603
 Information Services                  54                (37)          17
 Coal Mining                          115               (103)          12
 CPTC                                  17                 (7)          10
Network Construction Equipment         98                (10)          88
Furniture and Office Equipment        150                (66)          84
Other                                 155                (28)         127
Construction-in-Progress            2,800                  -        2,800
                                  -------           --------      -------
                                  $ 4,726           $   (439)     $ 4,287




                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

4.  Investments

The Company holds significant equity positions in two publicly traded companies; RCN Corporation ("RCN") and Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"). RCN is a facilities-based provider of bundled local and long distance phone, cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago.

Commonwealth Telephone holds Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc., a competitive local exchange carrier which commenced operations in 1997.

On March 31, 2000, Level 3 owned approximately 33% and 48% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $1,435 million and $500 million, respectively, on March 31, 2000. Due to a decrease in RCN's stock price, the market value of the Company's investment in RCN was $738 million as of May 1, 2000. The market value of the Company's investment in Commonwealth Telephone was $515 million as of May 1, 2000.

The Company recognizes gains from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees in its statements of operations. During 2000, RCN issued stock for certain transactions which diluted the Company's ownership of RCN from 35% at December 31, 1999 to 33% at March 31, 2000. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $38 million. The Company did not recognize any gains for the three months ended March 31, 1999. The Company's investment in RCN, including goodwill, was $148 million and $166 million at March 31, 2000 and December 31, 1999, respectively.

In October 1999, RCN announced that Vulcan Ventures, Inc. had agreed to invest $1.65 billion in RCN. The investment, which closed on February 28, 2000, is in the form of mandatorily convertible preferred stock convertible into 26.6 million shares of RCN common stock. The preferred shares must be converted to common shares within a three to seven year period at $62 per share.

In December 1999, RCN announced that it was acquiring 21st Century Telecom Group, Inc. ("21st Century") in a transaction valued at approximately $500 million, payable in RCN stock and assumed debt. The acquisition was completed on April 28, 2000. RCN issued approximately 6.5 million shares for this transaction.

Level 3, based on current market conditions, expects to recognize significant gains when Vulcan Ventures, Inc. converts its RCN preferred stock to RCN common stock and in the second quarter of 2000 when the 21st Century transaction closed.

The Company's investment in Commonwealth Telephone, including goodwill, was $127 million and $126 million at March 31, 2000 and December 31, 1999, respectively.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

The following is summarized financial information of RCN for the three months ended March 31, 2000 and 1999, and as of March 31, 2000 and December 31, 1999.

                                                   Three Months Ended
                                                      March 31,
                                                   -----------------
Operations                                         2000          1999
---------------------------------------------------------------------

RCN Corporation:
 Revenue                                      $      71     $      67
 Net loss available to common stockholders         (154)          (68)

Level 3's share:
 Net loss                                           (56)          (27)
 Goodwill amortization                                -             -
                                                --------     ---------
  Equity in net loss                          $     (56)    $     (27)
                                               =========     =========
-----------------------------------------------------------------------


Financial Position                                 2000           1999
----------------------------------------------------------------------
Current Assets                                  $ 3,273        $ 1,905
Other Assets                                      1,485          1,287
                                                -------        -------
  Total assets                                    4,758          3,192

Current Liabilities                                 229            249
Other Liabilities                                 2,193          2,168
Minority Interest                                    95            130
Preferred Stock                                   1,883            253
                                                -------       --------
   Total liabilities and preferred stock          4,400          2,800
                                                -------        -------
      Common equity                            $    358       $    392
                                               ========       ========

Level 3's Investment:
 Equity in net assets                          $    123       $    139
 Goodwill                                            25             27
                                              ---------      ---------
                                               $    148       $    166
                                               ========       ========



In July 1999, the Company and Data Return Corporation ("Data Return") entered into an agreement whereby Data Return would purchase $5 million of capacity from the Company by December 31, 2001. In lieu of cash, the Company agreed to accept, at the time, approximately 1.9 million shares of Data Return restricted common stock as payment for services to be provided. The Company recorded the transaction as an investment and deferred revenue at the value of the services to be provided. In October 1999, Data Return conducted an initial public offering. The market value of the Company's investment in Data Return at March 31, 2000 was approximately $72 million. The Company, however, cannot reflect the fair value of the Data Return investment in its financial statements until it provides the services to Data Return or certain restrictions expire in 2001. Due to a decline in Data Return's stock price, the market value of the Company's investment in Data Return was $58 million at May 1, 2000.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

5.  Other Assets, net

At March 31, 2000 and December 31, 1999 other assets consisted of the following:

(in millions)                                           2000         1999
-------------------------------------------------------------------------
Goodwill:
 XCOM, net of accumulated amortization
    of $43 and $37                                 $      69    $      75
 GeoNet, net of accumulated amortization
    of $7 and $5                                          15           17
 BusinessNet, net of accumulated amortization
    of $4 and $4                                          12           12
 Other, net of accumulated amortization
    of  $8 and $6                                         12           14
Prepaid Network Assets                                    55           30
Deposits                                                 113           64
Debt Issuance Costs,net                                  172          101
Pavilion Towers Office Complex                            23           23
CPTC Deferred Development and Financing Costs             14           15
Unrecovered Mine Development Costs                        14           14
Other                                                     15           16
                                                   ---------    ---------
   Total other assets                               $    514     $    381
                                                    ========     ========


Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $10 million for the three months ended March 31, 2000 and 1999.


6.  Long-Term Debt

At March 31, 2000 and December 31, 1999, long-term debt was as follows:

(in millions)                                          2000         1999
------------------------------------------------------------------------

Senior Notes (9.125% due 2008)                      $ 2,000      $ 2,000
Senior Notes (11% due 2008)                             800            -
Senior  Discount  Notes  (10.5% due 2008)               573          559
Senior Euro Notes  (10.75% due 2008)                    480            -
Senior  Discount  Notes  (12.875%  due 2010)            364            -
Senior Euro Notes(11.25% due 2010)                      288            -
Senior Secured Credit Facility:
  Term Loan Facility:
    Tranche A (8.75% due 2007)                          200          200
    Tranche B (9.50% due 2008)                          275          275
Senior Notes  (11.25% due 2010)                         250            -
Convertible  Subordinated  Notes (6.0% due 2010)        863            -
Convertible  Subordinated  Notes  (6.0%  due  2009)     823          823
CPTC Long-Term Debt (with recourse only to CPTC)
  (7.6%-9.5% due 2004-2017)                             114          115
Other                                                    23           23
                                                  ---------    ---------
                                                      7,053        3,995
Less current portion                                     (6)          (6)
                                                  ---------    ---------
                                                    $ 7,047      $ 3,989
                                                  =========    =========


                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

11% Senior Notes due 2008

On February 29, 2000, the Company received $779 million of net proceeds, after transaction costs, from a private offering of $800 million aggregate principal amount of its 11% Senior Notes due 2008 ("11% Senior Notes"). Interest on the notes accrues at 11% per year and is payable semi-annually in arrears on March 15 and September 15 in cash beginning September 15, 2000. The 11% Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11% Senior Notes cannot be prepaid, and mature on March 15, 2008. The 11% Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

Debt issue costs of $21 million were capitalized and are being amortized as interest expense over the term of the 11% Senior Notes.

10.75% Senior Euro Notes due 2008

On February 29, 2000, the Company received(Euro)488 million ($478 million when issued) of net proceeds, after debt issuance costs, from an offering of(Euro)500 million aggregate principal amount 10.75% Senior Euro Notes due 2008 ("10.75% Senior Euro Notes"). Interest on the notes accrues at 10.75% per year and is payable in Euros semi-annually in arrears on March 15 and September 15 each year in cash beginning on September 15, 2000. The 10.75% Senior Euro Notes are not redeemable by the Company prior to maturity. Debt costs of (Euro)12 million ($12 million) were capitalized and are being amortized over the term of the 10.75% Senior Euro Notes.

The 10.75% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 10.75% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

The issuance of the (Euro)500 million Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such investment. The 10.75% Senior Euro Notes were valued, based on current exchange rates, at $480 million in the Company's financial statements at March 31, 2000.

12.875% Senior Discount Notes due 2010

On February 29, 2000, the Company sold in a private offering $675 million aggregate principal amount at maturity of its 12.875% Senior Discount Notes due 2010 ("12.875% Senior Discount Notes"). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long term debt. Interest on the 12.875% Senior Discount Notes accretes at a rate of 12.875% per year, compounded semi-annually, to an aggregate principal amount of $675 million by March 15, 2005. Cash interest will not accrue on the 12.875% Senior Discount Notes prior to March 15, 2005. However, the Company may elect to commence the accrual of cash interest on all outstanding 12.875% Senior Discount Notes on or after March 15, 2003. In which case, the outstanding principal amount at maturity of each 12.875% Senior Discount Note will on the elected commencement date be reduced to the accreted value of the 12.875% Senior Discount Note as of that date and cash interest shall be payable on the 12.875% Senior Discount Notes on March 15 and September 15 thereafter. Commencing September 15, 2005, interest on the 12.875% Senior Discount Notes will accrue at the rate of 12.875% per year and will be payable in cash semi-annually in arrears. Accrued interest expense for the three months ended March 31, 2000 on the 12.875% Senior Discount Notes of $4 million was added to long-term debt.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

The 12.875% Senior Discount Notes are subject to redemption at the option of the Company, in whole or in part, at any time or from time to time on or after March 15, 2005. The Company may redeem the 12.875% Senior Discount Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date. The following prices are for 12.875% Senior Discount Notes redeemed during the 12-month period commencing on March 15 of the years set forth below:

                 Year                                    Redemption Price
                 2005                                       106.438%
                 2006                                       104.292%
                 2007                                       102.146%
                 2008 and thereafter                        100.000%

In addition, at any time and from time to time, prior to March 15, 2003, the Company may redeem up to a maximum of 35% of the aggregate principal amount at maturity of the 12.875% Senior Discount Notes with the proceeds of one or more private placements to persons other than affiliates of the Company or underwritten public offerings of common stock of the Company resulting in gross proceeds of at least $100 million in the aggregate. The Company may redeem the 12.875% Senior Discount Notes at a redemption price equal to 112.875% of the accreted value of the notes plus accrued interest, if any, to the redemption date.

The 12.875% Senior Discount Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 12.875% Senior Discount Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

Debt issuance costs of $9 million were capitalized and are being amortized as interest expense over the term of the 12.875% Senior Discount Notes.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

11.25% Senior Euro Notes due 2010

On February 29, 2000, the Company received (Euro)293 million ($285 million when issued) of net proceeds, after debt issuance costs, from an offering of
(Euro)300 million aggregate principal amount 11.25% Senior Euro Notes due 2010 ("11.25% Senior Euro Notes"). Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears on March 15 and September 15 each year in cash beginning September 15, 2000.

The 11.25% Senior Euro Notes are subject to redemption at the option of the Company, in whole or in part, at any time or from time to time on or after March 15, 2005. The 11.25% Senior Euro Notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date. The following prices are for 11.25% Senior Euro Notes redeemed during the 12-month period commencing on March 15 of the years set forth below, and are expressed as percentages of principal amount.

                 Year                             Redemption Price
                 2005                                 105.625%
                 2006                                 103.750%
                 2007                                 101.875%
                 2008 and thereafter                  100.000%

In addition, at any time and from time to time, prior to March 15, 2003, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the 11.25% Senior Euro Notes. The Notes may be redeemed at a redemption price equal to 111.25% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date. The redemption must be made with the proceeds of one or more private placements to persons other than affiliates of the Company or underwritten public offerings of common stock of the Company resulting in gross proceeds of at least $100 million in the aggregate.

Debt issuance costs of (Euro)7 million ($7 million) were capitalized and are being amortized over the term of the 11.25% Senior Euro Notes. The 11.25% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11.25% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

The issuance of the (Euro)300 million Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such net investment. The 11.25% Senior Euro Notes were valued, based on current exchange rates, at $288 million in the Company's financial statements at March 31, 2000.

11.25% Senior Notes due 2010

On February 29, 2000, the Company received $243 million of net proceeds, after transaction costs, from a private offering of $250 million aggregate principal amount of its 11.25% Senior Notes due 2010 ("11.25% Senior Notes"). Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears on March 15 and September 15 in cash beginning September 15, 2000.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

The 11.25% Senior Notes are subject to redemption at the option of the Company, in whole or in part, at any time or from time to time on or after March 15, 2005. The Company may redeem the 11.25% Senior Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date. The following prices are for 11.25% Senior Notes redeemed during the 12-month period commencing on March 15 of the years set forth below:

                 Year                        Redemption Price
                 2005                            105.625%
                 2006                            103.750%
                 2007                            101.875%
                 2008 and thereafter             100.000%

In addition, at any time and from time to time, prior to March 15, 2003, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the 11.25% Senior Notes. The redemption must be made with the proceeds of one or more private placements to persons other than affiliates of the Company or underwritten public offerings of common stock of the Company resulting in gross proceeds of at least $100 million in the aggregate. The Company may redeem the 11.25% Senior Notes at a redemption price equal to 111.25% of the principal amount of the notes plus accrued interest, if any, to the redemption date.

The 11.25% Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11.25% Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

Debt issuance costs of $7 million were capitalized and are being amortized as interest expense over the term of the 11.25% Senior Notes.

6% Convertible Subordinated Notes due 2010

On February 29, 2000, the Company received $836 million of net proceeds, after transaction costs, from a public offering of $863 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 ("Subordinated Notes"). The Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes accrues at 6% per year and is payable semi-annually in cash on March 15 and September 15 beginning September 15, 2000. The principal amount of the Subordinated Notes will be due on March 15, 2010.

The Subordinated Notes may be converted into shares of common stock of the Company at any time prior to the close of business on the business day immediately preceding maturity, unless previously redeemed, repurchased or the Company has caused the conversion rights to expire. The conversion rate is 7.416 shares per each $1,000 principal amount of Subordinated Notes, subject to adjustment in certain events.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

Prior to March 18, 2003 Level 3, at its option, may redeem the notes, in whole or in part, at the redemption prices specified below plus accrued interest. Level 3 may exercise this option if the current market price of Level 3's common stock equals or exceeds triggering levels specified below for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of the period.


                                               Trigger             Redemption
                                               Percentage            Price
Period
February 29, 2000 through March 14, 2001       170% ($229.23)        106.0%
March 15, 2001 through March 14, 2002          160% ($215.74)        105.4%
March 15, 2002 through March 17, 2003          150% ($202.26)        104.8%

On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. At March 31, 2000, no debt had been converted into shares of common stock.

Debt issue costs of $27 million were capitalized and are being amortized as interest expense over the term of the Subordinated Notes.

Level 3 currently is using the proceeds from the debt issuances for working capital, capital expenditures and other general corporate purposes in connection with the implementation of its business plan, including the acquisition of telecommunications assets.

The Company capitalized $67 million and $11 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three months ended March 31, 2000 and 1999, respectively.


7. Employee Benefit Plans

The Company adopted the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in 1998. Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions. Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges may not be settled in cash, but rather, generally, are settled through issuance of common stock.

The Company believes that SFAS No. 123 will continue to result in material non-cash charges to operations in 2000 and thereafter. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

The Company recognized a total of $48 million and $18 million of non-cash compensation for the three months ended March 31, 2000 and 1999, respectively. In addition, the Company capitalized $3 million and $2 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the three months ended March 31, 2000 and 1999, respectively.

Non-Qualified Stock Options and Warrants

The Company did not grant any nonqualified stock options ("NQSO") or warrants to employees during the three months ended March 31, 2000. The expense recognized for the three months ended March 31, 2000 for NQSOs and warrants outstanding at March 31, 2000 in accordance with SFAS No. 123 was $1 million. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs related to NQSOs and warrants for employees directly involved in the construction of the network and the development of the business support systems. As of March 31, 2000, the Company had not reflected $4 million of unamortized compensation expense in its financial statements for NQSOs and warrants granted from 1998 to 1999. The Company recognized $3 million of expense for the three months ended March 31, 1999 for NQSOs and warrants granted in 1998 and 1999. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs for the three months ended March 31, 1999.

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

OSO grants are made quarterly to participants employed on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Each award has a two-year moratorium on exercise from the date of grant. As a result, once a participant is 100% vested in the grant, the two-year moratorium expires. Therefore, each grant has an exercise window of two years.

The fair value recognized under SFAS No. 123 for the approximately 530,000 OSOs granted to employees for services performed for the three months ended March 31, 2000 was approximately $58 million. The Company recognized $42 million of compensation expense in the first quarter of 2000 for OSOs granted from 1998 to 2000. In addition to the expense recognized, $2 million of non-cash compensation was capitalized for the three months ended March 31, 2000 for employees directly involved in the construction of the network and development of business support systems. As of March 31, 2000, the Company had not reflected $180 million of unamortized compensation expense in its financial statements for OSOs granted from 1998 to 2000. The Company recognized $14 million of expense for the three months ended March 31, 1999 for OSOs outstanding at March 31, 1999. In addition to the expense recognized the Company capitalized $1 million of non-cash compensation for the three months ended March 31, 1999.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

Shareworks and Restricted Stock

The Company recorded $5 million of non-cash compensation expense for the quarter ended March 31, 2000 related to the Shareworks and restricted stock programs. In addition to the expense recognized, less than $1 million of non-cash compensation was capitalized for the three months ended March 31, 2000 for employees directly involved in the construction of the network and development of business support systems. The non-cash compensation expense for the Shareworks and restricted stock programs was $1 million for the quarter ended March 31, 1999.

Foreign subsidiaries of the Company adopted Shareworks programs in the first quarter of 2000. Foreign subsidiaries of PKS Systems Integration adopted Shareworks Grant Plans enabling the Company to grant shares of Level 3 common stock to eligible employees based upon a percentage of that employee's eligible salary up to a maximum of 3%. The annual grant is expensed in the year of the grant. Less than $1 million was recorded in the first quarter of 2000 related to the plans. In addition, the PKS Systems Integration subsidiaries adopted a plan whereby eligible employees may defer up to 7% of their eligible compensation to purchase Level 3 common stock at the share price at the end of the quarter.

In addition, European subsidiaries of the communications segment adopted Shareworks Grant Plans in the first quarter of 2000 enabling the Company to grant shares of Level 3 common stock to eligible employees based upon a percentage of that employee's eligible salary up to a maximum of 5%. Approximately $3 million was recorded in the first quarter of 2000 related to the European subsidiaries' Grant Plans.

As of March 31, 2000, the Company had unamortized compensation costs reflected on the consolidated condensed balance sheet of $12 million for Shareworks and restricted stock granted from 1998 to 2000.


8. Stockholders' Equity

On February 29, 2000, the Company raised $2.4 billion, after underwriting discounts and offering expenses, from the offering of 23 million shares of its common stock through an underwritten public offering. In March 1999 the Company raised $1.5 billion, after underwriting discounts and offering expenses, from the offering of 28.75 million shares of its common stock through an underwritten public offering. The net proceeds from both offerings will be used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's Business Plan.


9. Industry Data

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

The Company's reportable segments include: communications and information services (including communications, outsourcing and applications segments), and coal mining. Other primarily includes California Private Transportation Company L.P. ("CPTC"), a privately owned tollroad in southern California, equity investments and other corporate assets and overhead not attributable to a specific segment.

EBITDA, as defined by the Company, consists of earnings (loss) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expense. The Company excludes noncash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods and is not GAAP.

The information presented in the tables below includes information for the three months ended March 31, 2000 and 1999 for all income statement and cash flow information presented, and for the three months ended March 31, 2000 and 1999 for all income statement and cash flow information presented and as of March 31, 2000 and December 31, 1999 for all balance sheet information presented. Revenue and the related expenses are attributed to foreign countries based on where services are provided.


                 Communications & Information Services
               -----------------------------------------    Coal
(in millions)  Communications  Outsourcing  Applications   Mining  Other  Total
------------------------------------------------------------------------------
2000
----
Revenue:
 North
  America         $   84       $    14      $   10        $  48    $  6  $  162
 Europe               13             -           2            -       -      15
 Other                 -             -           -            -       -       -
                --------      --------    --------     --------  ------  -------
  Total           $   97       $    14      $   12        $  48    $  6  $  177
                ========      ========    ========     ========  ======  =======

EBITDA:
 North
  America         $ (131)      $  (1)       $    3        $  22    $  2  $ (105)
 Europe              (31)          -             -            -       -     (31)
 Other                (5)          -             -            -       -      (5)
                --------     --------     --------      -------  ------  -------
  Total           $ (167)      $  (1)       $    3        $  22    $  2  $ (141)
                ========     ========     ========      =======  ======  =======

Capital Expenditures:
 North
  America         $  904       $   1        $    -        $  -     $  65 $   970
 Europe              289           -             -           -         -     289
 Other                27           -             -           -         -      27
                 -------     -------       -------      ------    ------ -------
  Total           $1,220       $   1        $    -        $  -     $  65 $ 1,286
                 =======     =======       =======      ======    ====== =======

Depreciation and Amortization:
 North
  America         $   71       $   2        $    1        $  1     $   2 $    77
 Europe               11           -             -           -         -      11
 Other                 -           -             -           -         -       -
                 -------     -------        ------      ------    ------ -------
  Total           $   82       $   2        $    1         $ 1     $   2 $    88
                 =======     =======        ======      ======    ====== =======


                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

               Communications & Information Services      Coal
(in millions) Communications  Outsourcing  Applications   Mining  Other  Total
------------------------------------------------------------------------------
1999
----
Revenue:
 North
  America    $      13        $     16     $     14       $   51  $  5  $   99
 Europe              2               -            1            -      -      3
 Other               -               -            -            -      -      -
             ---------        --------     --------       ------  -----   -----
  Total      $      15        $     16     $     15       $   51  $   5 $   102
             =========        ========     ========       ======  ===== =======

EBITDA:
 North
  America    $     (82)       $      4     $     (3)      $   20  $   3 $   (58)
 Europe             (9)              -            -            -      -      (9)
 Other               -               -            -            -      -       -
             ---------        --------     --------       ------  ----- --------
  Total      $     (91)       $      4     $    (3)       $   20  $   3 $   (67)
             =========        ========     ========       ======  ===== ========

Capital Expenditures:
 North
  America    $     299        $     3      $     -        $   -   $  30 $   332
 Europe             60              -            -            -       -      60
 Other              15              -            -            -       -      15
             ---------        -------      -------        -----   ----- -------
  Total      $     374        $     3      $     -        $   -   $  30 $   407
             =========        =======      =======        =====   ===== =======

Depreciation and Amortization:
 North
  America    $      31        $    2       $    1         $   1   $   4 $    39
 Europe              2             -            -             -       -       2
 Other               -             -            -             -       -       -
             ---------       -------       ------         -----   ----- -------
  Total      $      33       $     2       $    1         $   1   $   4 $    41
             =========       =======       ======         =====   ===== ========

Identifiable Assets

March 31, 2000
 North
  America    $  4,748        $   75        $  17          $ 323  $7,706  $12,869
 Europe         1,021             -            9              -       -    1,030
 Other            465             -            -              -       -      465
             --------        ------        -----          -----  ------  -------
  Total      $  6,234        $   75        $  26          $ 323  $7,706  $14,364
             ========        =======       =====          =====  ======  =======

December 31, 1999
  North
   America   $ 3,935         $   61        $  20          $ 345  $3,467  $ 7,828
 Europe          723              -           10              -       -      733
 Other           343              -            -              -       -      343
             -------         ------        -----          ------ ------- -------
 Total       $ 5,001         $   61        $  30          $ 345  $3,467  $ 8,904
             =======         ======        =====          =====  ======  =======

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


The following information provides a reconciliation of EBITDA to loss from continuing operations for the three months ended March 31, 2000 and 1999:

(in millions)                                       2000          1999
------------------------------------------------------------------------

EBITDA                                              $ (141)       $ (67)
Depreciation and Amortization Expense                  (88)         (41)
Non-Cash Compensation Expense                          (48)         (18)
                                                    -------       ------

 Loss from Operations                                 (277)        (126)

Other Expense                                           (3)         (26)
Income Tax Benefit                                       9           47
                                                    -------       ------

Net Loss                                            $ (271)       $ (105)
                                                    =======       =======

------------------------------------------------------------------------

10. Related Party Transactions

Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 2000 and 1999. These projects include the intercity network, local loops and gateway sites, the Company's new corporate headquarters in Colorado and a new data center in Tempe, Arizona. Kiewit provided approximately $462 million and $186 million of construction services related to these projects in the first quarter of 2000 and 1999, respectively.

Level 3 also receives certain mine management services from Kiewit. The expense for these services was $8 million and $7 million for the three months ended March 31, 2000 and 1999, respectively, and is recorded in selling, general and administrative expenses.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

11.   Other Matters

In August 1999 the Company was named as a defendant in Schweizer vs. Level 3 Communications, Inc. et.al., a purported national class action, filed in the District Court, County of Boulder, State of Colorado which involves the
Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiff's land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class action assert that they are the owners of the lands over which the Company's fiber optic cable network passes, and that the railroads, utilities and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a national class of landowners of land over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. Although the Company is not aware of any additional similar claims, the Company may in the future receive claims and demands related to the rights of way issues similar to the issues in the Schweizer litigation that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of this litigation, management believes the Company has substantial defenses to the claims asserted in the Schweizer action (and any similar claims which may be named in the future), and intends to defend them vigorously.

Level 3 filed with the Securities and Exchange Commission a "universal" shelf registration statement covering up to $3.5 billion of common stock, preferred stock, debt securities and depository shares that became effective February 17, 1999. On March 9, 1999 the Company received approximately $1.5 billion from the sale of 28.75 million shares of Common Stock and on September 14, 1999 the Company sold $823 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 under the "universal" shelf registration statement.

On December 10, 1999 Level 3 filed with the SEC a second "universal" shelf registration covering up to $2.375 billion of common stock, preferred stock, debt securities and depository shares. On February 29, 2000 the Company received approximately $2.5 billion of gross proceeds from the sale of 23 million shares of common stock and the Company sold $863 million aggregate principal amount of 6% Convertible Subordinated Notes due 2010 under the "universal" shelf registration statement. Combined with the remaining availability under the initial universal shelf registration statement, Level 3 may offer an aggregate of up to approximately $190 million of additional securities.

On February 17, 2000, Level 3 announced a co-build agreement whereby Global Crossing will acquire a 50% ownership interest in the previously announced Level 3 transatlantic fiber optic cable now under construction. Level 3 also announced that it will acquire capacity on Global Crossing's transatlantic cable Atlantic Crossing 1. Under the co-build agreement, Level 3 and Global Crossing will each separately own and operate two of the four fiber pairs on this transatlantic cable. At March 31, 2000 the Company had decreased construction-in-progress and increased accounts receivable for Global Crossing's portion of the transatlantic fiber optic cable (approximately $105 million).

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

12.  Subsequent Event

On April 12, 2000, Level 3 signed an agreement with Viatel whereby Viatel agreed to purchase an ownership interest, valued at over $150 million, in one fiber pair on the transatlantic fiber optic cable system now under construction by Level 3. As a result of this agreement, both companies will own and operate one fiber pair on the transatlantic cable. Global Crossings is also participating in the transatlantic cable system. The cable connecting Europe and the United States is expected to be ready for operation by September 2000.

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

Recent Developments

Northern Asia Undersea Cable System

On January 24, 2000, Level 3 announced its intention to develop and construct a Northern Asia undersea cable system initially connecting Hong Kong and Tokyo. This connection is expected to be in service by the end of the second quarter of 2001. The Hong Kong-Tokyo cable is intended to be the first stage of the Company's construction of an undersea network in the region. The Company plans to share construction and operating expenses of the system with one or more industry partners.

Expansion of Business Plan

On January 24, 2000, Level 3 announced the expansion of its Business Plan to increase the amount of gateway and technical space it intends to secure to approximately 6.5 million square feet. In addition, the expansion includes plans to build-out seven additional local markets in Europe and Asia, the third ring of the European intercity network, and the expansion of existing local facilities. At the end of the first quarter, Level 3 had operational Gateways in 30 U.S. markets and five European markets.

Global Crossing Co-Build Agreement

On February 17, 2000, Level 3 announced a co-build agreement whereby Global Crossing will acquire a 50% ownership interest in the previously announced Level 3 transatlantic fiber optic cable now under construction. Under the co-build agreement, Level 3 and Global Crossing will each separately own and operate two of the four fiber pairs on this transatlantic cable. At March 31, 2000 the Company had decreased construction-in-progress and increased accounts receivable for Global Crossing's portion of the transatlantic fiber optic cable (approximately $105). Level 3 also announced that it will acquire additional capacity on Global Crossing's transatlantic cable Atlantic Crossing 1.

Common Stock Offering

On February 29, 2000, the Company closed the sale of 23 million shares of its common stock through an under-written public offering. The net proceeds from the offering of approximately $2.4 billion, after underwriting discounts and offering expenses, are being used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Business Plan.

Debt Offerings

On February 29, 2000, the Company issued in private and public offerings convertible subordinated notes, senior notes and senior discount notes which generated aggregate gross proceeds of approximately $2.3 billion. The net proceeds from the offerings of approximately $2.2 billion, after discounts and offering expenses, are being used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Business Plan. The debt offerings consisted of the following:

o $863 million aggregate principal amount of its 6% Convertible
    Subordinated Notes due 2010
o $800 million aggregate principal amount of its 11% Senior Notes due 2008
o $250 million aggregate principal amount of its 11.25% Senior Notes due 2010
o $675 million aggregate principal amount at maturity of its 12.875%
    Senior Discount Notes due 2010


Euro Denominated Debt Offerings

On February 29, 2000, the Company issued in private offerings Euro denominated senior notes which generated aggregate gross proceeds of approximately (Euro)800 million ($780 million at issuance). The net proceeds from the offerings of approximately (Euro)780 million ($761 million at issuance), after underwriting discounts and offering expenses, are being used for working capital, capital expenditures, acquisitions and other general corporate purposes of the Company's European subsidiaries. The debt offerings consisted of the following:

o (Euro)500 million aggregate principal amount of its 10.75%
    Senior Euro Notes due 2008
o (Euro)300 million aggregate principal amount of its 11.25%
    Senior Euro Notes due 2010

The Company has filed an application to have these Euro denominated securities listed on the Luxembourg Stock Exchange.

Viatel Agreement

On April 12, 2000, Level 3 signed an agreement with Viatel whereby Viatel agreed to purchase an ownership interest, valued at over $150 million, in one fiber pair on the transatlantic fiber optic cable system now under construction by Level 3. As a result of this agreement, both companies will own and operate one fiber pair on the transatlantic cable. Global Crossing is also participating in the transatlantic cable system. The cable connecting Europe and the United States is expected to be ready for operation by September 2000.

Recent Accounting Developments

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements. The financial statements for the three months ended March 31, 2000 have been prepared in compliance with SAB 101. The Company does not believe that the adoption of SAB 101 in the second quarter of 2000 will have a material affect on the Company's financial results.

Effective July 1, 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66." Certain sale and long-term right-to-use agreements of dark fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. Failure to satisfy the requirements of the FASB Interpretation will result in the deferral of revenue recognition for these contracts. The adoption of this FASB Interpretation does not have a current effect on the Company's cash flows.

Accounting practice and guidance with respect to the accounting treatment of the above transactions is evolving. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these agreements in the future.


Results of Operations 2000 vs 1999

First Quarter 2000 vs. First Quarter 1999

Revenue for the quarters ended March 31, is summarized as follows (in millions):

                                                       2000      1999

         Communications and Information Services      $ 123      $ 46
         Coal Mining                                     48        51
         Other                                            6         5
                                                    -------    ------
                                                    $   177    $  102
                                                    =======    ======


Communications and information services revenue for the three months ended March 31, 2000 increased 167% compared to the same period in 1999. This increase was due to growth in the communications business; communications revenue increased by $82 million, or 547 percent from the same quarter last year. Revenue from communications services only, excluding dark fiber sales and reciprocal compensation, was $76 million. Included in total communications revenue was $13 million of non-recurring revenue from U.S. dark fiber and transatlantic undersea contracts. Also included in total communications revenue for the quarter was $8 million attributable to reciprocal compensation.

Information Services revenue, which is comprised of applications and outsourcing businesses decreased from $31 million in 1999 to $26 million in 2000. This $5 million decrease, 16 percent, is due in part to a decrease in outsourcing revenue from $16 million in 1999 to $14 million in 2000. Outsourcing revenue decreased due to the expiration of contracts and certain current clients negotiating new contracts and extending the contract life at lower rates.
Outsourcing revenue was also affected by the completion in 1999 of Year 2000 computer processing work. Applications revenue decreased from $15 million in 1999 to $12 million in 2000 largely due to Year 2000 computer consulting work that was completed in 1999.

Coal mining revenue decreased $3 million in the first quarter of 2000 compared to the same period in 1999. Full year coal revenue is expected to be approximately 10 percent less than full year 1999 coal revenue due to reduced shipments under long-term coal contracts in 2000. If current market conditions continue, the Company will experience a significant decline in coal revenue and earnings beginning in 2001 as long-term contracts begin to expire.

Other revenue was similar to 1999 and is primarily attributable to California Private Transportation Company, L.P. ("CPTC") the owner-operator of the SR91 tollroad in southern California.

Cost of Revenue for the first quarter 2000 was $130 million, representing a 110 percent increase over first quarter 1999 cost of revenue of $62 million as a result of the expanding communications business. The cost of revenue for the information services businesses, as a percentage of its revenue, was 73 percent for the first quarter 2000 compared to 68 percent for the same period in 1999. The cost of revenue for the coal mining business, as a percentage of revenue, was 40% for the first quarter 2000 down from 47% for the same period in 1999. In December 1999 Commonwealth Edison Company ("Commonwealth") and the Company renegotiated certain coal contracts whereby Commonwealth Edison is no longer required to take delivery of its coal commitments but still must pay Level 3 the margins Level 3 would have earned had the coal been delivered. Thus, cost of revenue for the coal mining business, as a percentage of revenue, decreased in 2000 compared to 1999.

Depreciation and Amortization expenses for the quarter were $88 million, a 115 percent increase from the first quarter 1999 deprecation and amortization expenses of $41 million. These charges reflect the significant increase in capital spending to support the growth of the communications business.

Selling, General and Administrative expenses were $236 million in 2000, a 89 percent increase over first quarter 1999. This increase primarily results from the Company's addition of over 1,600 employees since the end of first quarter 1999. The Company added over 450 employees to the communications business during the quarter ending March 31, 2000, bringing the total number of Level 3 employees to approximately 4,300. Compensation, travel and facilities costs increased substantially due to the additional employees. The Company also recorded $48 million in non-cash compensation for the first quarter of 2000 for expenses recognized under SFAS No. 123 related to grants of stock options and warrants; $18 million of non-cash compensation was recorded for the same period in 1999. The increase in non-cash compensation is due predominantly to an increase in the Company's stock price and number of employees. Professional fees, including consulting fees, incurred to develop and implement the Company's business support systems, and advertising, marketing and other selling costs contributed to the higher selling, general and administrative expenses. As the Company continues to implement the Business Plan, selling, general and administrative costs are expected to continue to increase significantly.

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA decreased to a loss of $(141) million in 2000 from $(67) million for the same period in 1999. This decrease was predominantly due to the increase in selling, general and administrative expenses resulting from the rapid expansion of the communications business. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods indicated. See Consolidated Condensed Statement of Cash Flows.

Interest Income increased 25 percent in 2000 to $64 million from $50 million in 1999 predominantly due to the Company's increasing average cash, cash equivalents and marketable securities balances. The Company's average cash balance increased as a result of the March 1999 equity offering and the September 1999 Subordinated Notes offering and Senior Secured Credit Facility agreement. The Company also received approximately $5.4 billion in net cash proceeds from debt and equity offerings at the end of February 2000. The increase in interest income is also due to increasing yields on the Company's investments due to increased market rates.

Interest Expense, net decreased by $3 million due to the Company capitalizing approximately $67 million of interest expense on network construction and business support systems in the first quarter of 2000 compared to $11 million in 1999. Gross interest expense increased from $64 million for the first quarter of 1999 to $117 million for the first quarter 2000. Interest expense increased substantially due to the 6% Convertible Subordinated Notes issued in September 1999 as well as the Senior Secured Credit Facility entered into in September 1999. First quarter 2000 also includes one month of interest expense for the debt offerings completed in February 2000. The Company issued approximately $3 billion in debt securities on February 29, 2000 at rates ranging from 6.0 percent to 12.875 percent; approximately $25 million of interest expense was recorded in the first quarter of 2000 for these debt securities. The amortization of the related debt issuance costs also contributed to the increased interest expense in 2000.

Equity in Losses of Unconsolidated Subsidiaries was $55 million in 2000, compared to $25 million in 1999. The equity losses are predominantly attributable to RCN Corporation, Inc. ("RCN"). RCN is a facilities-based provider of communications services to the residential markets primarily on the East and West coasts as well as in Chicago and the largest regional Internet service provider in the Northeast. RCN is also incurring significant costs in developing its business plan. The Company's share of RCN's losses increased by $29 million from first quarter 1999 to $56 million for the first quarter 2000.

Gains on Equity Investee Stock Transactions was $38 million for the first quarter 2000. No gain on equity investee stock transactions was recorded for the first quarter 1999. RCN issued stock for certain transactions in the first quarter of 2000 which diluted the Company's ownership of RCN from 35% at December 31, 1999 to 33% at March 31, 2000. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain for the Company of $38 million from subsidiary stock sales in 2000.

Income Tax Benefit for the first quarter of 2000 differs from the statutory rate due to the limited availability of taxable income in the carryback period for which current year losses can be offset. The income tax benefit in 1999 differs from the statutory rate of 35% primarily due to losses incurred by the Company's international subsidiaries which cannot be included in the consolidated U.S. federal return, nondeductible goodwill amortization expense and state income taxes. For fiscal 2000, Level 3 will recognize a portion of the expected annual benefit in each period equal to the ratio of pre-tax loss for the period divided by the total estimated loss for the year as the Company is currently unable to conclude that it is more likely than not that the net operating losses will be realizable.

Financial Condition--March 31,  2000

The Company's working capital increased from $2.8 billion at December 31, 1999 to $6.7 billion at March 31, 2000 due primarily to the proceeds from the debt and equity offerings completed in February 2000. In February 2000, the Company issued approximately 23 million shares of common stock with net proceeds of approximately $2.4 billion, $863 million in Convertible Subordinated Notes, $1.4 billion in three tranches of U.S. dollar denominated debt securities, and $780 million from two tranches of Euro denominated senior debt securities.

Cash provided by operations increased from $55 million in 1999 to $151 million in 2000. Changes in components of working capital, including the receipt of $245 million in federal income tax refunds, are primarily responsible for the increase in cash provided by operations. The increase was also partially due to additional interest income in 2000 as a result of the proceeds received from the debt and equity offerings. The increase was partially offset by increased interest expense paid during the first quarter 2000. Interest paid during the first quarter of 2000 increased due to cash payments on the Senior Secured Credit Facility and semi-annual payments on the 6.0% Convertible Subordinated Notes due 2009.

Investing activities include using the proceeds from the debt and equity offerings to purchase $4.4 billion of marketable securities and $1.3 billion of capital expenditures, primarily for the expanding communications and information services business. The Company also realized $1.5 billion of proceeds from the sales and maturities of marketable securities.

Financing sources in 1999 consisted primarily of the net proceeds of $2.4 billion from the issuance of 23 million shares of Level 3 common stock, total net proceeds of approximately $3 billion from debt borrowings and the exercise of the Company's stock options for $6 million. The Company also repaid long-term debt of $2 million during the first quarter of 2000 primarily related to CPTC.

Liquidity and Capital Resources

Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has commenced the implementation of a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company is expanding substantially the business of its subsidiary, PKS
Information Services, Inc., ("PKSIS") to create, through a combination of construction, purchase and leasing of facilities and other assets, an advanced, international, end-to-end, facilities-based communications network. The Company is designing its network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The  development  of  the  Business  Plan  will  require   significant   capital
expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, the actual construction costs or the timing of the expenditures may deviate from current estimates. The Company's capital expenditures in connection with the Business Plan were approximately $1.3 billion during the first quarter of 2000. The majority of the spending was for construction of the U.S. and European intercity networks, certain local networks in the U.S. and Europe, and the transatlantic cable network. Total capital expenditures for 2000 are expected to be approximately $4.5 billion versus the previously announced total of $3.5 billion. This increase in the rate of capital expenditures is the result of acceleration of the Company's Business Plan. The proceeds received from the February 2000 debt and equity offerings combined with the cash on hand and the undrawn commitments under the senior secured credit facility, provided Level 3 with approximately $8.6 billion of funds available at the end of the quarter. The Company's current liquidity and the agreement with INTERNEXT should be sufficient to fund the currently committed portions of the Business Plan.

On January 24, 2000, the Company announced that it was expanding the scope of its Business Plan to include a significant increase in the amount of colocation space available to the Company's web-centric customers, and additional local fiber facilities. The Company currently estimates that the implementation of the Business Plan will require between $13 and $14 billion over the 10-year period of the Business Plan. The Company's successful debt and equity offerings in February of 2000 have given the Company the ability to implement the committed portions of the Business Plan. However, if additional opportunities should present themselves, the Company may be required to secure additional financing in the future. The Company expects to meet its additional capital needs with the proceeds from sales or issuance of additional equity securities, credit facilities and other borrowings, or additional debt securities.

In addition, the Company may sell or dispose of existing businesses or investments to fund portions of the Business Plan. The Company may also sell or lease fiber optic capacity, or access to its conduits. The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits. In addition, proceeds from dispositions of the Company's assets may not reflect the assets' intrinsic values. Further, expenses may exceed the Company's estimates and the financing needed may be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have material adverse effect on the implementation of the Business Plan.

The Company may not be able to obtain such financing if and when it is needed or that, if available, such financing will be on terms acceptable to the Company. If the Company is unable to obtain additional financing when needed, it may be required to scale back its Business Plan and, depending upon cash flow from its existing businesses, reduce the scope of its plans and operations.

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

Year 2000

Level 3 Communications, LLC.

Level 3's wholly owned subsidiary, Level 3 Communications, LLC, is a new company that is implementing new technologies to provide Internet Protocol technology-based communications services to its customers. The expenses associated with Level 3 Communications, LLC's year 2000 remediation program did not have a material effect on the operating results or financial condition of Level 3 Communications, LLC through March 31, 2000. Level 3 Communications, LLC is not aware of any problems associated with Year 2000 issues. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of Level 3 as a result of the Year 2000 problem, will not have a material adverse effect on Level 3 Communications, LLC's financial condition or results of operations in the future.

PKSIS.

PKS Information Services, Inc. provides a wide variety of information technology services. PKSIS has two main lines of business: outsourcing and applications. The outsourcing business is managed by PKS Computer Services LLC. The applications business is managed by PKS Systems
Integration LLC ("PKSSI").

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

The expenses associated with PKSIS' Year 2000 efforts, did not, and the related potential effect on PKSIS' earnings are not expected to, have a material effect on the future operating results or financial condition of Level 3. PKSIS is not aware of any problems concerning Year 2000 issues. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of PKSIS as a result of the Year 2000 problem, will not have a material adverse effect on Level 3's financial condition or results of operations in the future.


Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to interest rate risk increased due to the $1.375 billion Senior Secured Credit Facility entered into by the Company in September 1999. As of March 31, 2000, the Company had borrowed $475 million under the Senior Secured Credit Facility. Amounts drawn on the term loan and revolving credit facilities bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the facility. A hypothetical 10 percent increase in interest rates would increase annual interest expense of the Company by approximately $5 million. The Company continues to evaluate alternatives to limit interest rate risk.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments is approximately $1.9 billion as of March 31, 2000, which is significantly higher than their carrying value of $275 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $387 million decrease in fair value of these investments. Due to a decline in RCN's stock price, the Company's investment in RCN had a market value of $738 million at May 1, 2000. The market value of the Company's investment in Commonwealth Telephone was $515 million at May 1, 2000. The
Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company's Business Plan includes developing and constructing networks in Europe and Asia. As of March 31, 2000, the Company had invested significant amounts of capital in Europe and will continue to expand its presence in Europe and Asia in 2000. The Company issued (Euro)800 million in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries. Other than the issuance of the Euro denominated debt, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

The change in interest rates and equity security prices is based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates, equity prices and foreign currency rates.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits filed as part of this report are listed below.

       Exhibit
       Number
       ------

        27    Financial Data Schedule.


(b) On February 4, February 25, and February 29, 2000, the Company filed Current Reports on Form 8-K relating to the offering, pricing and sale, respectively, of dollar-denominated senior notes and senior discount notes, Euro denominated senior notes, convertible subordinated notes, and Level 3 common stock.


      On February 7, 2000, the Company filed a Current Report on Form 8-K, excerpts from a conference hosted by the Company on January 24, entitled "Silicon Economics II: Supply, Demand and Disaggregation".

      On February 18, 2000, the Company filed a Current Report on Form 8-K announcing that Global Crossing Ltd. would acquire a 50% ownership interest in Level 3's transatlantic fiber optic cable system currently under construction. In addition, Level 3 announced that it had acquired additional capacity on Global Crossing Ltd.'s transatlantic cable Atlantic Crossing 1.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               LEVEL 3 COMMUNICATIONS, INC.


  Dated: May 10, 2000                           \s\ Eric J. Mortensen
                                                ----------------------
                                                Eric J. Mortensen
                                                Vice President, Controller
                                                and Principal Accounting Officer

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                             INDEX TO EXHIBITS

 Exhibit
  No.
-------

  27      Financial Data Schedule.