Form 10-Q
period 2000-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2000-08-04
CIK 794323

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each class of the issuer's common stock, as of August 1, 2000:

                         Common Stock 366,594,706 shares

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures
Index to Exhibits

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)



                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                                ----------------------      ---------------
(dollars in millions, except share data)                       2000              1999        2000            1999
-----------------------------------------------------------------------------------------------------------------

Revenue                                                     $   234           $   106     $   411         $   208

Costs and Expenses:
   Cost of revenue                                              154                81         284             143
   Depreciation and amortization                                139                51         227              92
   Selling, general and administrative expenses                 249               157         485             282
                                                                -------        -------     -------         -------
Total costs and expenses                                        542               289         996             517
                                                                -------        -------     -------         -------

Loss from Operations                                           (308)             (183)       (585)           (309)

Other Income (Expense):
   Interest income                                              104                57         168             107
   Interest expense, net                                        (81)              (45)       (131)            (98)
   Equity in losses of unconsolidated subsidiaries, net         (61)              (24)       (116)            (49)
   Gain on equity investee stock transactions                    57               111          95             111
Other, net                                                       (3)               17          (3)             19
                                                              ---------       --------   ---------        --------
     Total other income                                          16               116          13              90
                                                               --------        -------    --------        --------

Loss Before Income Taxes                                       (292)              (67)       (572)           (219)

Income Tax Benefit                                               11                23          20              70
                                                               --------       --------    --------        --------

Net Loss                                                    $  (281)         $    (44)    $  (552)        $  (149)
                                                               =======       ========      =======        =======

Net Loss Per Share (Basic and Diluted)                      $ (0.77)         $  (0.13)    $ (1.54)        $ (0.45)
                                                              =======         =======     =======        =======


Total Number of Weighted Average Shares
   Outstanding Used to Compute Basic and
   Diluted Loss Per Share (in thousands)                    365,916           339,266     358,008         327,840
                                                            =======           =======     =======         =======



See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                  June 30,           December 31,
(dollars in millions, except share data)                                            2000                 1999
-------------------------------------------------------------------------------------------------------------

Assets

Current Assets
   Cash and cash equivalents                                                     $   1,652            $   1,214
   Marketable securities                                                             4,753                2,227
   Restricted securities                                                                60                   51
   Accounts receivable, less allowances of $15 and $9, respectively                    246                  148
   Income taxes receivable                                                               3                  241
   Other                                                                               128                   55
                                                                                  ----------        -----------
Total Current Assets                                                                 6,842                3,936

Property, Plant and Equipment, net                                                   7,042                4,287

Investments                                                                            286                  300

Other Assets, net                                                                      521                  381
                                                                                ----------           ----------
                                                                                  $ 14,691            $   8,904
                                                                                  ========            =========

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)




                                                                                  June 30,           December 31,
(dollars in millions, except share data)                                            2000                 1999
-------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                                              $   1,175           $      830
   Current portion of long-term debt                                                     6                    6
   Accrued payroll and employee benefits                                                78                   43
   Accrued interest                                                                    134                   47
   Deferred revenue                                                                    325                  111
   Other                                                                               118                   88
                                                                                ----------          -----------
Total Current Liabilities                                                            1,836                1,125

Long-Term Debt, less current portion                                                 7,170                3,989

Deferred Income Taxes                                                                   63                   68

Accrued Reclamation Costs                                                               99                   99

Other Liabilities                                                                      206                  218

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
     no shares outstanding in 2000 and 1999                                              -                    -
   Common Stock:
     Common Stock, $.01 par value, authorized 1,500,000,000 shares;
       366,357,168 shares outstanding in 2000 and
       341,396,727 outstanding in 1999                                                   4                    3
     Class R, $.01 par value, authorized 8,500,000 shares;
       no shares outstanding in 2000 and 1999                                            -                    -
   Additional paid-in capital                                                        5,014                2,501
   Accumulated other comprehensive loss                                                (55)                  (5)
   Retained earnings                                                                   354                  906
                                                                                ----------           ----------
Total Stockholders' Equity                                                           5,317                3,405
                                                                                 ---------            ---------
                                                                                  $ 14,691            $   8,904
                                                                                  ========            =========

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                                   June 30,
(dollars in millions)                                                                        2000          1999
---------------------------------------------------------------------------------------------------------------

Cash Flows from Continuing Operations:
   Net cash provided by operating activities                                              $    467       $    159

Cash Flows from Investing Activities:
   Proceeds from sales and maturities of marketable securities                               3,413          2,769
   Purchases of marketable securities                                                       (5,888)        (3,275)
   Investments                                                                                  (2)            (3)
   Proceeds from sale of property, plant and equipment and other assets                         10             11
   Capital expenditures                                                                     (3,038)        (1,215)
   Other                                                                                        (9)             1
                                                                                        ----------    -----------
     Net cash used in investing activities                                                  (5,514)        (1,712)

Cash Flows from Financing Activities:
   Payments on long-term debt including current portion                                         (3)            (4)
   Long-term debt borrowings, net                                                            3,088              1
   Issuances of common stock, net                                                            2,407          1,496
   Proceeds from exercise of stock options                                                      12             13
                                                                                         ---------      ---------
     Net cash provided by financing activities                                               5,504          1,506


Effect of Exchange Rate Changes on Cash and Cash Equivalents                                   (19)             -
                                                                                         ---------     ----------

Net Change in Cash and Cash Equivalents                                                        438            (47)

Cash and Cash Equivalents at Beginning of Year                                               1,214            842
                                                                                           -------      ---------

Cash and Cash Equivalents at End of Period                                                 $ 1,652       $    795
                                                                                           =======       ========

See accompanying notes to consolidated condensed financial statements.



                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 2000
                                   (unaudited)


                                                                         Accumulated
                                                          Additional        Other
                                             Common        Paid-in      Comprehensive      Retained
(dollars in millions)                         Stock        Capital          Loss           Earnings         Total
-----------------------------------------------------------------------------------------------------------------

Balance at
   December 31, 1999                     $        3       $ 2,501       $       (5)       $    906         $ 3,405

Common Stock:
   Issuances, net                                 1         2,406                -               -           2,407
   Stock options exercised                        -            12                -               -              12
   Stock option grants                            -            93                -               -              93
   Shareworks plan                                -             2                -               -               2

Net Loss                                          -             -                -            (552)           (552)

Other Comprehensive Loss                          -             -              (50)              -             (50)
                                           ---------      -------         ---------       --------        ---------


Balance at June 30, 2000                 $        4       $ 5,014       $      (55)       $   354          $ 5,317
                                         ==========       =======       ==========        ========         =======

See accompanying notes to consolidated condensed financial statements.


                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                                   (unaudited)



                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    -------------------
(dollars in millions)                                                2000         1999        2000         1999
---------------------------------------------------------------------------------------------------------------

Net Loss                                                          $   (281)   $     (44)   $   (552)    $   (149)

Other Comprehensive Loss, before tax:
   Foreign currency translation adjustments                            (28)          (6)        (47)          (8)

   Unrealized holding gain (loss) arising during
     the period                                                          -            1          (3)          (2)

   Reclassification adjustment for (gains) losses
     included in net loss                                                -          (14)             -       (12)
                                                               -----------    ---------    ----------- ---------

Other Comprehensive Loss, before tax                                   (28)         (19)        (50)         (22)

Income Tax Benefit Related to Items of
   Other Comprehensive Loss                                              -            7           -            8
                                                               -----------   ---------- -----------   ----------

Other Comprehensive Loss, net of tax                                   (28)         (12)        (50)         (14)
                                                                 ---------    ---------   ---------    ---------

Comprehensive Loss                                                $   (309)   $     (56)   $   (602)    $   (163)
                                                                  ========    =========    ========     ========

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

The consolidated condensed balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 1999 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999 as amended by the Company's Annual Report on Form 10-K/A-1. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

The Company has embarked on a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services in the United States, Europe and Asia. To reach this goal, the Company is expanding substantially the business of its (i)Structure, Inc. (formerly PKS Information Services, Inc.) subsidiary and creating, through a combination of construction, purchase and leasing of facilities and other assets, an advanced international, end-to-end, facilities-based communications network (the "Business Plan"). The Company is building the network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The Company expects taxable losses for fiscal 2000 to exceed available taxable income in the carryback period. For fiscal 2000, Level 3 will recognize a portion of the expected annual benefit in each period equal to the ratio of pre-tax loss for the period divided by the total estimated annual loss for the year.

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

2.   Loss Per Share

Basic loss per share amounts have been computed using the weighted average number of shares during each period. The Company had a net loss for the three and six month periods ended June 30, 2000 and 1999. Therefore, the dilutive impact of the approximate 19 million shares attributable to the convertible subordinated notes issued in September 1999, and February 2000 (Note 6), and the approximate 21 million options and warrants outstanding at June 30, 2000 and approximate 22 million options and warrants outstanding at June 30, 1999 have not been included in the computation of diluted loss per share because the resulting computation would have been anti-dilutive.


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

For the six months ended June 30, 2000 the Company invested $3,031 million in its communications business, including $1,302 million on the U.S. intercity network, $334 million on the Pan European intercity network, $75 million on transoceanic networks, $709 million on U.S. gateway facilities and local networks, and $218 million on European gateway facilities and local networks.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant and Equipment below.


                                                                Accumulated         Book
(dollars in millions)                            Cost          Depreciation         Value
-----------------------------------------------------------------------------------------

June 30, 2000

Land and Mineral Properties                  $      77         $     (12)        $      65
Facility and Leasehold Improvements:
   Communications                                  548               (22)              526
   Information Services                             25                (4)               21
   Coal Mining                                      73               (65)                8
   CPTC                                             92               (10)               82
Operating Equipment:
   Communications                                1,145              (239)              906
   Information Services                             49               (33)               16
   Coal Mining                                     113               (98)               15
   CPTC                                             17                (8)                9
Network Construction Equipment                     232               (19)              213
Furniture and Office Equipment                     196               (87)              109
Other                                              138               (39)               99
Construction-in-Progress                         4,973                 -             4,973
                                               -------       -----------           -------
                                               $ 7,678          $   (636)          $ 7,042
                                               =======          ========           =======

December 31, 1999

Land and Mineral Properties                  $      60         $     (15)        $      45
Facility and Leasehold Improvements:
   Communications                                  400               (14)              386
   Information Services                             26                (3)               23
   Coal Mining                                      73               (64)                9
   CPTC                                             92                (9)               83
Operating Equipment:
   Communications                                  686               (83)              603
   Information Services                             54               (37)               17
   Coal Mining                                     115              (103)               12
   CPTC                                             17                (7)               10
Network Construction Equipment                      98               (10)               88
Furniture and Office Equipment                     150               (66)               84
Other                                              155               (28)              127
Construction-in-Progress                         2,800                 -             2,800
                                               -------       -----------           -------
                                               $ 4,726          $   (439)          $ 4,287
                                               =======          ========           =======


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

On June 30, 2000 Level 3 owned approximately 31% and 48% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $676 million and $502 million, respectively, on June 30, 2000.

The Company recognizes gains from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees in its statements of operations. During 2000, RCN issued stock for the acquisition of 21st Century Telecom Group, Inc., completed on April 28, 2000, and for certain transactions which diluted the Company's ownership of RCN from 35% at December 31, 1999 to 31% at June 30, 2000. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in pre-tax gains of $57 million and $95 million for the Company for the three and six months ended June 30, 2000. The Company recognized a pre-tax gain of $111 million for the three and six months ended June 30, 1999 as a result of RCN issuing shares in a secondary offering and for certain transactions. The Company's investment in RCN, including goodwill, was $142 million and $166 million at June 30, 2000 and December 31, 1999, respectively.

In October 1999, RCN announced that Vulcan Ventures, Inc. had agreed to invest $1.65 billion in RCN. The investment, which closed on February 28, 2000, is in the form of mandatorily convertible preferred stock convertible into 26.6 million shares of RCN common stock. The preferred shares must be converted to common shares within a three to seven year period at $62 per share.

Level 3 expects to recognize a significant gain when Vulcan Ventures, Inc. converts its RCN preferred stock to RCN common stock.

The Company's investment in Commonwealth Telephone, including goodwill, was $128 million and $126 million at June 30, 2000 and December 31, 1999, respectively.

The following is summarized financial information of RCN for the three and six months ended June 30, 2000 and 1999, and as of June 30, 2000 and December 31, 1999 (in millions):


                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                                ----------------------      -------------------
Operations                                                         2000         1999          2000         1999
---------------------------------------------------------------------------------------------------------------

RCN Corporation:
   Revenue                                                     $      79    $      67      $    150     $    134
   Net loss available to common shareholders                        (208)         (68)         (362)        (136)

   Level 3's share:
     Net loss                                                        (63)         (25)         (119)         (52)
     Goodwill amortization                                             -           (1)           (1)          (1)
                                                             -----------   ----------    ----------   ----------
       Equity in net loss                                      $     (63)   $     (26)     $   (120)   $     (53)
                                                               =========    =========      ========    =========



                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


Financial Position                                   2000                 1999
------------------------------------------------------------------------------

Current Assets                                    $ 2,731              $ 1,905
Other Assets                                        2,165                1,287
                                                  -------              -------
   Total assets                                     4,896                3,192

Current Liabilities                                   281                  249
Other Liabilities                                   2,224                2,168
Minority Interest                                      90                  130
Preferred Stock                                     1,919                  253
                                                  -------             --------
   Total liabilities and preferred stock            4,514                2,800
                                                  -------              -------
      Common equity                              $    382             $    392
                                                 ========             ========

Level 3's Investment:
   Equity in net assets                          $    119             $    139
   Goodwill                                            23                   27
                                                ---------            ---------
                                                 $    142             $    166
                                                 ========             ========


In July 1999, the Company and Data Return Corporation ("Data Return") entered into an agreement whereby Data Return would purchase $5 million of capacity from the Company by December 31, 2001. In lieu of cash, the Company agreed to accept, at the time, approximately 1.9 million shares of Data Return restricted common stock as payment for services to be provided. The Company recorded the transaction as an investment and deferred revenue at the value of the services to be provided. In October 1999, Data Return conducted an initial public offering. The market value of the Company's investment in Data Return at June 30, 2000 was approximately $57 million. The Company, however, cannot reflect the fair value of the Data Return investment in its financial statements until it provides the services to Data Return or certain restrictions expire in 2001.


5.   Other Assets, net

At June 30, 2000 and December 31, 1999 other assets consisted of the following:

(in millions)                                                      2000     1999
--------------------------------------------------------------------------------

Goodwill:
   XCOM, net of accumulated amortization of $48 and $37         $    64   $   75
   GeoNet, net of accumulated amortization of $7 and $5              15       17
   BusinessNet, net of accumulated amortization of $6 and $4         10       12
   Other, net of accumulated amortization of  $10 and $6             10       14
Prepaid Network Assets                                               47       30
Deposits                                                            163       64
Debt Issuance Costs, net                                            168      101
Pavilion Towers Office Complex                                        -       23
CPTC Deferred Development and Financing Costs                        14       15
Unrecovered Mine Development Costs                                   14       14
Other                                                                16       16
                                                                --------  ------
   Total other assets                                           $   521   $  381
                                                                ========  ======


                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $9 million and $19 million for the three and six months ended June 30, 2000. Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $9 and $17 million for the three and six months ended June 30, 1999.

On June 30, 2000, the Company sold the Pavilion Towers Office Complex and the buyer assumed the related debt resulting in net proceeds of approximately $7 million.


6.     Long-Term Debt

At June 30, 2000 and December 31, 1999, long-term debt was as follows:

(in millions)                                           2000           1999
-------------------------------------------------------------------------------

Senior Notes (9.125% due 2008)                       $ 2,000        $ 2,000
Senior Notes (11% due 2008)                              800              -
Senior Discount Notes (10.5% due 2008)                   588            559
Senior Euro Notes (10.75% due 2008)                      475              -
Senior Discount Notes (12.875% due 2010)                 375              -
Senior Euro Notes (11.25% due 2010)                      285              -
Senior Secured Credit Facility:
  Term Loan Facility:
    Tranche A (9.73% due 2007)                           200            200
    Tranche B (10.48% due 2008)                          275            275
Senior Notes (11.25% due 2010)                           250              -
Commercial Mortgage (9.03% due 2003)                     120              -
Convertible Subordinated Notes (6.0% due 2010)           863              -
Convertible Subordinated Notes (6.0% due 2009)           823            823
CPTC Long-Term Debt (with recourse only to CPTC)
  (7.6%-9.5% due 2004-2017)                              115            115
Other                                                      7             23
                                                    --------        -------
                                                       7,176          3,995
Less current portion                                      (6)            (6)
                                                    --------        -------
                                                     $ 7,170        $ 3,989
                                                     =======        =======



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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

10.75% Senior Euro Notes due 2008

On February 29, 2000, the Company received (Euro)488 million ($478 million when issued) of net proceeds, after debt issuance costs, from an offering of
(Euro)500 million aggregate principal amount 10.75% Senior Euro Notes due 2008 ("10.75% Senior Euro Notes"). Interest on the notes accrues at 10.75% per year and is payable in Euros semi-annually in arrears on March 15 and September 15 each year in cash beginning on September 15, 2000. The 10.75% Senior Euro Notes are not redeemable by the Company prior to maturity. Debt issuance costs of
(Euro)12 million ($12 million) were capitalized and are being amortized over the term of the 10.75% Senior Euro Notes.

The 10.75% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 10.75% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

The issuance of the (Euro)500 million Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such investment. The 10.75% Senior Euro Notes were valued, based on current exchange rates, at $475 million in the Company's financial statements at June 30, 2000.

12.875% Senior Discount Notes due 2010

On February 29, 2000, the Company sold in a private offering $675 million aggregate principal amount at maturity of its 12.875% Senior Discount Notes due 2010 ("12.875% Senior Discount Notes"). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long term debt. Interest on the 12.875% Senior Discount Notes accretes at a rate of 12.875% per year, compounded semi-annually, to an aggregate principal amount of $675 million by March 15, 2005. Cash interest will not accrue on the 12.875% Senior Discount Notes prior to March 15, 2005. However, the Company may elect to commence the accrual of cash interest on all outstanding 12.875% Senior Discount Notes on or after March 15, 2003. In which case, the outstanding principal amount at maturity of each 12.875% Senior Discount Note will on the elected commencement date be reduced to the accreted value of the 12.875% Senior Discount Note as of that date and cash interest shall be payable on the 12.875% Senior Discount Notes on March 15 and September 15 thereafter. Commencing September 15, 2005, interest on the 12.875% Senior Discount Notes will accrue at the rate of 12.875% per year and will be payable in cash semi-annually in arrears. Accrued interest expense from the date of issuance through June 30, 2000 on the 12.875% Senior Discount Notes of $15 million was added to long-term debt.

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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

The issuance of the (Euro)300 million Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such net investment. The 11.25% Senior Euro Notes were valued, based on current exchange rates, at $285 million in the Company's financial statements at June 30, 2000.

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

Commercial Mortgage due 2003

On June 9, 2000, the Company entered into a $120 million floating-rate loan ("Commercial Mortgage due 2003") providing secured, non-recourse debt to finance its world headquarters. The Company received $119 million of net proceeds after transaction costs. $13 million of the net proceeds are being held by the lender as a reserve deposit and $5 million are being separately held by the Company as restricted cash.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

The initial term of the Commercial Mortgage is 36 months with (2) one year no cost extension options. Interest varies monthly with the 30-day London Interbank Offered Rate for U.S. Dollar Deposits as follows:

         The Index plus:
         (1)      240 basis points during the Initial Term;
         (2)      250 basis points during the First Extension Option; and
         (3)      260 basis points during the Second Extension Option.

At June 30, 2000 the interest rate was 9.03%.

The Commercial Mortgage may not be prepaid during the first twenty-four months. Thereafter, the Commercial Mortgage may be prepaid at par in whole or in part in multiplies of $100,000. Interest only is due during the initial three-year term with principal payable, using 30 year amortization period, during the extension periods with a balloon payment at maturity.

Debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the Commercial Mortgage.

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

                                                                     Redemption
Period                                    Trigger Percentage            Price
February 29, 2000 through March 14, 2001      170% ($229.23)             106.0%
March 15, 2001 through March 14, 2002         160% ($215.74)             105.4%
March 15, 2002 through March 17, 2003         150% ($202.26)             104.8%

On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. At June 30, 2000, no debt had been converted into shares of common stock.

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

The Company capitalized $90 million and $157 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three and six months ended June 30, 2000 and $20 million and $31 million for the three and six months ended June 30, 1999.


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

As the Company continues to implement the Business Plan, add additional employees and implement compensation arrangements to attract and retain additional employees, non-cash compensation expenses are expected to continue to increase significantly. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award.

The Company recognized a total of $49 million and $97 million of non-cash compensation for the three and six months ended June 30, 2000, respectively. In addition, the Company capitalized $2 million and $5 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the three and six months ended June 30, 2000, respectively.

The Company recognized a total of $29 million and $47 million of non-cash compensation for the three and six months ended June 30, 1999, respectively. In addition, the Company capitalized $2 million and $4 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the three and six months ended June 30, 1999.

Non-Qualified Stock Options and Warrants

The Company did not grant any nonqualified stock options ("NQSO") or warrants to employees during the six months ended June 30, 2000. The expense recognized for the three and six months ended June 30, 2000 for NQSOs and warrants outstanding at June 30, 2000 in accordance with SFAS No. 123 was $1 and $2 million, respectively. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs for the three and six months end June 30, 2000 related to NQSOs and warrants for employees directly involved in the construction of the network and the development of the business support systems. As of June 30, 2000, the Company had not reflected $3 million of unamortized compensation expense in its financial statements for NQSOs and warrants granted from 1998 to 1999.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

The Company recognized $2 million and $4 million of expense for the three and six months ended June 30, 1999 for NQSOs and warrants granted in 1998 and 1999. In addition to the expense recognized, the Company capitalized less than $1 million and $1 million of non-cash compensation costs for the three and six months ended June 30, 1999.

Outperform Stock Option Plan

In April 1998, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly employee's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Common Stock price outperforms the S&P 500 index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index. To the extent that the Common Stock outperforms the S&P 500, the value of OSOs to a holder may exceed the value of non-qualified stock options.

OSO grants are made quarterly to participants employed on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Each award has a two-year moratorium on exercise from the date of grant. As a result, once a participant is 100% vested in the grant, the two-year moratorium expires. Therefore, each grant has an exercise window of two years.

The fair value recognized under SFAS No. 123 for the approximately 1,242,000 OSOs granted to employees for services performed for the six months ended June 30, 2000 was approximately $110 million. The Company recognized $44 million and $87 million of compensation expense for the three and six months ended June 30, 2000 for OSOs granted from 1998 to 2000. In addition to the expense recognized, $2 million and $4 million of non-cash compensation was capitalized for the three and six months ended June 30, 2000 for employees directly involved in the construction of the network and development of business support systems. As of June 30, 2000, the Company had not reflected $123 million of unamortized compensation expense in its financial statements for OSOs granted from 1998 to 2000. The Company recognized $25 million and $39 million of expense for the three and six months ended June 30, 1999 for OSOs outstanding at June 30, 1999. In addition to the expense recognized the Company capitalized $2 million and $3 million of non-cash compensation for the three and six months ended June 30, 1999.

Shareworks and Restricted Stock

The Company recorded $4 million and $8 million of non-cash compensation expense for the three and six months ended June 30, 2000 related to the Shareworks and restricted stock programs. In addition to the expense recognized, less than $1 million and $1 million of non-cash compensation was capitalized for the three and six months ended June 30, 2000, respectively for employees directly involved in the construction of the network and development of business support systems. The non-cash compensation expense for the Shareworks and restricted stock programs was $2 million and $4 million for the three and six months ended June 30, 1999.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

Foreign subsidiaries of the Company adopted Shareworks programs in 2000. These programs primarily include a grant plan and a stock purchase plan whereby employees may purchase Level 3 Common Stock at 80% of the of the share price at the beginning of the plan.

As of June 30, 2000, the Company had not reflected unamortized compensation expense of $17 million for Shareworks and restricted stock granted from 1998 to 2000 in its financial statements.


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


9.       Industry and Segment Data

In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of any enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

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

The information presented in the tables below includes information for the three and six months ended June 30, 2000 and 1999 for all income statement and cash flow information presented, and as of June 30, 2000 and December 31, 1999 for all balance sheet information presented. Revenue and the related expenses are attributed to foreign countries based on where services are provided.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


                               Communications & Information Services          Coal
(in millions)              Communications   Outsourcing   Applications       Mining     Other       Total
---------------------------------------------------------------------------------------------------------


Three Months Ended June 30, 2000

Revenue:
   North America               $     138     $     15     $      9         $    48     $    5     $   215
   Europe                             15            -            4               -          -          19
   Other                               -            -            -               -          -           -
                               ---------     --------     --------         -------     ------     -------
      Total                    $     153     $     15     $     13         $    48     $    5     $   234
                               =========     ========     ========         =======     ======     =======

EBITDA:
   North America               $    (100)    $      -     $      1         $    21     $   (3)    $   (81)
   Europe                            (32)           -            1               -          -         (31)
   Other                              (8)           -            -               -          -          (8)
                               ---------     --------    ---------         -------     ------     -------
      Total                    $    (140)    $      -     $      2         $    21     $   (3)    $  (120)
                               =========     ========     ========         =======     ======     =======

Capital Expenditures:
   North America               $   1,226     $      1     $      1         $     4     $    -     $ 1,232
   Europe                            392            -            -               -          -         392
   Other                             128            -            -               -          -         128
                               ---------     --------     --------         -------     ------     -------
      Total                    $   1,746     $      1     $      1         $     4     $    -     $ 1,752
                               =========     ========     ========         =======     ======     =======

Depreciation and Amortization:
   North America               $     113     $      3     $      -         $     2     $    -     $   118
   Europe                             19            -            1               -          -          20
   Other                               1            -            -               -          -           1
                               ---------     --------     --------         -------     ------     -------
      Total                    $     133     $      3     $      1         $     2     $    -     $   139
                               =========     ========     ========         =======     ======     =======

Six Months Ended June 30, 2000

Revenue:
   North America               $     222     $     29     $    19          $    96     $   11     $   377
   Europe                             28            -           6                -          -          34
   Other                               -            -           -                -          -           -
                               ---------     --------     -------          -------     ------     -------
      Total                    $     250     $     29     $    25          $    96     $   11     $   411
                               =========     ========     =======          =======     ======     =======

EBITDA:
   North America               $    (220)    $     (1)    $     3          $    43     $   (1)    $  (176)
   Europe                            (64)           -           2                -          -         (62)
   Other                             (23)           -           -                -          -         (23)
                               ---------     --------     -------          -------     ------     -------
      Total                    $    (307)    $     (1)    $     5          $    43     $   (1)    $  (261)
                               =========     ========     =======          =======     ======     =======

Capital Expenditures:
   North America               $   2,195     $      2     $     1          $     4     $    -     $ 2,202
   Europe                            681            -           -                -          -         681
   Other                             155            -           -                -          -         155
                               ---------     --------     -------          -------     ------     -------
      Total                    $   3,031     $      2     $     1          $     4     $    -     $ 3,038
                               =========     ========     =======          =======     ======     =======

Depreciation and Amortization:
   North America               $     184     $      5     $     1          $     3     $    2     $   195
   Europe                             30            -           1                -                     31
   Other                               1            -           -                -          -           1
                               ---------     --------     -------          -------     ------     -------
      Total                    $     215     $      5     $     2          $     3     $    2     $   227
                               =========     ========     =======          =======     ======     =======

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

                               Communications & Information Services              Coal
(in millions)              Communications       Outsourcing     Applications     Mining       Other        Total
----------------------------------------------------------------------------------------------------------------

Three Months Ended June 30, 1999

Revenue:
   North America               $      16         $      18      $      13     $      47   $        6    $    100
   Europe                              2                 -              4             -            -           6
   Other                               -                 -              -             -            -           -
                               ---------         ---------      ---------     ---------   ----------    --------
      Total                    $      18         $      18      $      17     $      47   $        6    $    106
                               =========         =========      =========     =========   ==========    ========

EBITDA:
   North America               $    (106)        $       3      $       -     $      19   $       (1)   $    (85)
   Europe                            (17)                -              -             -            -         (17)
   Other                              (1)                -              -             -            -          (1)
                               ---------         ---------      ---------     ---------   ----------    --------
      Total                    $    (124)        $       3      $       -     $      19   $       (1)   $   (103)
                               =========         =========      =========     =========   ==========    ========

Capital Expenditures:
   North America               $     588         $       2      $       1     $       -   $        -    $    591
   Europe                            159                 -              -             -            -         159
   Other                              58                 -              -             -            -          58
                               ---------         ---------      ---------     ---------   ----------    --------
      Total                    $     805         $       2      $       1     $       -   $        -    $    808
                               =========         =========      =========     =========   ==========    ========


Depreciation and Amortization:
   North America               $      40         $       2      $       2     $       1   $        2    $     47
   Europe                              4                 -              -             -            -           4
   Other                               -                 -              -             -            -           -
                               ---------         ---------      ---------     ---------   ----------    --------
      Total                    $      44         $       2      $       2     $       1   $        2    $     51
                               =========         =========      =========     =========   ==========    ========

Six Months Ended June 30, 1999

Revenue:
   North America               $      29         $      34      $      27     $      98   $       11    $    199
   Europe                              4                 -              5             -            -           9
   Other                               -                 -              -             -            -           -
                               ---------         ---------      ---------     ---------   ----------    --------
      Total                    $      33         $      34      $      32     $      98   $       11    $    208
                               =========         =========      =========     =========   ==========    ========

EBITDA:
   North America               $    (188)        $       7      $      (3)    $      39   $        2    $   (143)
   Europe                            (26)                -              -             -            -         (26)
   Other                              (1)                -              -             -            -          (1)
                               ---------         ---------      ---------     ---------   ----------    ---------
      Total                    $    (215)        $       7      $      (3)    $      39   $        2    $   (170)
                               =========         =========      =========     =========   ==========    ========

Capital Expenditures:
   North America               $     917         $       5      $       1     $       -   $        -    $    923
   Europe                            219                 -              -             -            -         219
   Other                              73                 -              -             -            -          73
                               ---------         ---------      ---------     ---------   ----------    --------
      Total                    $   1,209         $       5     $        1     $       -   $        -    $  1,215
                               =========         =========     ==========     =========   ==========    ========

Depreciation and Amortization:
   North America               $      71         $       4     $        3     $       2   $        6    $     86
   Europe                              6                 -              -             -            -           6
   Other                               -                 -              -             -            -           -
                               ---------         ---------     ----------     ---------   ----------    --------
      Total                    $      77         $       4     $        3     $       2   $        6    $     92
                               =========         =========     ==========     =========   ==========    ========

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

                                 Communications & Information Services              Coal
(in millions)                Communications   Outsourcing    Applications          Mining         Other       Total
----------------------------------------------------------------------------------------------------------------------------

Identifiable Assets

June 30, 2000

   North America               $   6,715         $      53      $      15        $    323       $ 5,761     $ 12,867
   Europe                          1,306                 -              8               -             -        1,314
   Other                             510                 -              -               -             -          510
                               ---------         ---------      ---------        --------       -------     --------
      Total                    $   8,531         $      53      $      23        $    323       $ 5,761     $ 14,691
                               =========         =========      =========        ========       =======     ========

December 31, 1999

   North America               $   4,256         $      54      $      18        $    345       $ 3,178     $  7,851
   Europe                            706                 -              7               -             -          713
   Other                             340                 -              -               -             -          340
                               ---------         ---------      ---------        --------       -------     --------
      Total                    $   5,302         $      54      $      25        $    345       $ 3,178     $  8,904
                               =========         =========      =========        ========       =======     ========


The following information provides a reconciliation of EBITDA to loss from operations for the three and six months ended June 30, 2000 and 1999:


                                                                   Three Months Ended          Six Months Ended
                                                                         June 30,                  June 30,
                                                                 ----------------------     ---------------------
(in millions)                                                       2000         1999         2000         1999
-----------------------------------------------------------------------------------------------------------------

EBITDA                                                         $     (120)    $   (103)    $   (261)     $  (170)
Depreciation and Amortization Expense                                (139)         (51)        (227)         (92)
Non-Cash Compensation Expense                                         (49)         (29)         (97)         (47)
                                                               -----------  ----------     --------    ---------

  Loss from Operations                                               (308)        (183)        (585)        (309)

Other Income                                                           16          116           13           90
Income Tax Benefit                                                     11           23           20           70
                                                               -----------  -----------    ---------   ----------

Net Loss                                                       $     (281)   $     (44)    $   (552)     $  (149)
                                                               ==========    =========     ========      =======



10.      Related Party Transactions

Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 2000 and 1999. These projects include the intercity network, local loops and gateway sites, the Company's new corporate headquarters in Colorado and a new data center in Tempe, Arizona. Kiewit provided approximately $972 million and $490 million of construction services related to these projects in the first six months of 2000 and 1999, respectively.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

Level 3 also receives certain mine management services from Kiewit. The expense for these services was $8 million and $16 million for the three and six months ended June 30, 2000, respectively, and is recorded in selling, general and administrative expenses. The expense for these services was $7 and $14 million for the three and six months ended June 30, 1999, respectively.


11.    Other Matters

In August 1999 the Company was named as a defendant in Schweizer vs. Level 3 Communications, Inc. et.al., a purported national class action, filed in the District Court, County of Boulder, State of Colorado which involves the
Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiff's land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class action assert that they are the owners of the lands over which the Company's fiber optic cable network passes, and that the railroads, utilities and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a national class of landowners of land, over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. Although the Company is not aware of any additional similar claims, the Company may in the future receive claims and demands related to the rights of way issues similar to the issues in the Schweizer litigation that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of this litigation, management believes the Company has substantial defenses to the claims asserted in the Schweizer action (and any similar claims which may be named in the future), and intends to defend them vigorously.

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

On February 17, 2000, Level 3 announced a co-build agreement whereby Global Crossing will participate in the construction of and obtain a 50% ownership interest in the previously announced Level 3 transatlantic fiber optic cable now being installed. Level 3 also announced that it will acquire capacity on Global Crossing's transatlantic cable Atlantic Crossing 1. Under the co-build agreement, Level 3 and Global Crossing will each separately own and operate two of the four fiber pairs on this transatlantic cable.

On April 12, 2000, Level 3 signed an agreement with Viatel whereby Viatel agreed to purchase an ownership interest, valued at over $150 million, in one fiber pair on the transatlantic fiber optic cable system now being installed by Level
3. As a result of this agreement, both companies will own and operate one fiber pair on the transatlantic cable. The Company expects to recognize revenue from this transaction in September 2000, once the cable connecting Europe and the United States is operational.

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

Expansion of Business Plan

On January 24, 2000, Level 3 announced the expansion of its Business Plan to increase the amount of gateway and technical space it intends to secure to approximately 6.5 million square feet. In addition, the expansion includes plans to build-out seven additional local markets in Europe and Asia, the third ring of the European intercity network, and the expansion of existing local facilities. At the end of the second quarter, Level 3 had operational Gateways in 38 U.S. markets and five European markets.

Global Crossing Co-Build Agreement

On February 17, 2000, Level 3 announced a co-build agreement whereby Global Crossing will participate in the construction of and obtain a 50% ownership interest in the previously announced Level 3 transatlantic fiber optic cable now being installed. Under the co-build agreement, Level 3 and Global Crossing will each separately own and operate two of the four fiber pairs on this transatlantic cable. Level 3 also announced that it will acquire additional capacity on Global Crossing's transatlantic cable Atlantic Crossing 1.

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

The Company registered the Euro denominated securities with the Luxembourg Stock Exchange in the second quarter of 2000.

Viatel Agreement

On April 12, 2000, Level 3 signed an agreement with Viatel whereby Viatel agreed to purchase an ownership interest, valued at over $150 million, in one fiber pair on the transatlantic fiber optic cable system now being installed by Level
3. As a result of this agreement, both companies will own and operate one fiber pair on the transatlantic cable. The Company expects to recognize revenue from this transaction in September 2000, once the cable connecting Europe and the United States is operational.

Recent Accounting Developments

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions on or after January 1, 2000. The Company does not believe that the adoption of SAB 101 in the fourth quarter of 2000 will have a material affect on the Company's financial results.

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

Results of Operations 2000 vs. 1999

Second Quarter 2000 vs. Second Quarter 1999

Revenue for the quarters ended June 30, is summarized as follows (in millions):

                                                           2000            1999
                                                           ----            ----

         Communications and Information Services        $   181         $    53
         Coal Mining                                         48              47
         Other                                                5               6
                                                      ---------        --------
                                                        $   234          $  106
                                                        =======          ======


Communications and information services revenue for the three months ended June 30, 2000 increased 242% compared to the same period in 1999. This increase was due to growth in the communications business; communications revenue increased by $135 million, or 750 percent from the same quarter last year. Revenue from communications services only, excluding dark fiber sales and reciprocal compensation, was $104 million. Included in total communications revenue was $35 million of non-recurring revenue from U.S. dark fiber contracts entered into before June 30, 1999. Also included in total communications revenue for the quarter was $14 million attributable to reciprocal compensation.

Information services revenue, which is comprised of applications and outsourcing businesses decreased from $35 million in 1999 to $28 million in 2000. This $7 million decrease, 20 percent, is due in part to a decrease in outsourcing revenue from $18 million in 1999 to $15 million in 2000. Outsourcing revenue decreased due to the expiration of contracts and certain current clients negotiating new contracts and extending the contract life at lower rates.
Outsourcing revenue was also affected by the completion in 1999 of Year 2000 computer processing work. Applications revenue decreased from $17 million in 1999 to $13 million in 2000 largely due to Year 2000 computer consulting work that was completed in 1999.

Coal mining revenue increased $1 million in the second quarter of 2000 compared to the same period in 1999. The increase in revenue is primarily attributable to the timing of shipments taken by certain customers. These customers are obligated to purchase annually, minimum amounts of coal: however it is the customer's option as to when the coal will be purchased. Full year 2000 coal revenue is expected to be approximately 10 percent less than full year 1999 coal revenue due to reduced shipments under long-term coal contracts in 2000. The Company expects to experience a significant decline in coal revenue and earnings beginning in 2001 as long-term contracts begin to expire.

Other revenue was similar to 1999 and is primarily attributable to California Private Transportation Company, L.P. ("CPTC") the owner-operator of the SR91 tollroad in southern California.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Cost of Revenue for the second quarter 2000 was $154 million, representing a 90 percent increase over second quarter 1999 cost of revenue of $81 million as a result of the expanding communications business. The cost of revenue for the information services businesses, as a percentage of its revenue, was 75 percent for the second quarter 2000 compared to 63 percent for the same period in 1999. The renegotiated outsourcing contracts are primarily responsible for the decline in information services margins. The cost of revenue for the coal mining business, as a percentage of revenue, was 38% for the second quarter of 2000 down from 47% for the same period in 1999. In December 1999 Commonwealth Edison Company ("Commonwealth") and the Company renegotiated certain coal contracts whereby Commonwealth is no longer required to take delivery of its coal commitments but still must pay Level 3 the margins Level 3 would have earned had the coal been delivered. Thus, cost of revenue for the coal mining business, as a percentage of revenue, decreased in 2000 compared to 1999.

Depreciation and Amortization expenses for the quarter were $139 million, a 172 percent increase from the second quarter 1999 deprecation and amortization expenses of $51 million. This increase is a direct result of the Communications assets placed in service in the later half of 1999 and the first half of 2000, including Gateways, local networks and intercity segments.

Selling, General and Administrative expenses were $249 million in 2000, a 59 percent increase over second quarter 1999. This increase primarily results from the Company's addition of over 1,800 employees since the end of second quarter 1999. The Company added over 700 employees to the communications business during the quarter ending June 30, 2000, bringing the total number of Level 3 employees to approximately 5,000. Compensation, travel and facilities costs increased substantially due to the additional employees. The Company also recorded $49 million in non-cash compensation for the second quarter of 2000 for expenses recognized under SFAS No. 123 related to grants of stock options and warrants; $29 million of non-cash compensation was recorded for the same period in 1999. The increase in non-cash compensation is due predominantly to an increase in the number of employees. Communication expenses and insurance costs also contributed to the higher selling, general and administrative expenses. As the Company continues to implement the Business Plan, add additional employees and implement compensation arrangements to attract and retain additional employees, selling, general and administrative costs are expected to continue to increase significantly.

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA decreased to a loss of ($120) million in the second quarter of 2000 from ($103) million for the same period in 1999. This decrease was predominantly due to the increase in selling, general and administrative expenses resulting from the rapid expansion of the communications business. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods indicated. See Consolidated Condensed Statement of Cash Flows.

Interest Income increased 82 percent in 2000 to $104 million from $57 million in 1999 predominantly due to the Company's increased average cash, cash equivalents and marketable securities balances. The Company's average cash balance increased as a result of the $5.4 billion in net proceeds received from debt and equity offerings completed in February 2000 and $1.3 billion of proceeds from the Convertible Subordinated Notes and Senior Secured Credit Facility borrowings in September 1999. The increase in interest income is also due to increasing yields on the Company's investments due to increased market rates. Pending utilization of the cash, cash equivalents and marketable securities, the Company invests the funds primarily in government and government agency securities. The investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Business Plan.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Interest Expense, net increased by $36 million to $81 million during the second quarter of 2000. Interest expense increased substantially due to the 6% Convertible Subordinated Notes issued in September 1999 as well as the Senior Secured Credit Facility entered into in September 1999. Second quarter 2000 also includes interest expense for the debt offerings completed in February 2000. The Company issued approximately $3 billion in debt securities on February 29, 2000 at rates ranging from 6.0 percent to 12.875 percent. The amortization of the related debt issuance costs also contributed to the increased interest expense in 2000. Partially offsetting this increase was an increase in capitalized interest from $20 million in the second quarter of 1999 to $90 million in the second quarter of 2000.

Equity in Losses of Unconsolidated Subsidiaries was $61 million in 2000, compared to $24 million in 1999. The equity losses are predominantly attributable to RCN Corporation, Inc. ("RCN"). RCN is a facilities-based provider of communications services to the residential markets primarily on the East and West coasts as well as in Chicago and the largest regional Internet service provider in the Northeast. RCN is also incurring significant costs in developing its business plan. The Company's share of RCN's losses, including goodwill amortization, increased by $37 million from second quarter 1999 to $63 million for the second quarter 2000.

Gains on Equity Investee Stock Transactions was $57 million for the second quarter 2000 and $111 million in the second quarter of 1999. RCN issued stock to acquire 21st Century Telecom Group, Inc. in the second quarter of 2000 which diluted the Company's ownership of RCN from 33% at March 31, 2000 to 31% at June 30, 2000. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in the pre-tax gain for the Company of $57 million from subsidiary stock sales in the second quarter of 2000. In 1999, RCN issued stock in a public offering and for certain transactions, which resulted in the pre-tax gain of $111 million to the Company.

Other, net decreased to ($3) million in 2000 from $17 million in 1999. In 1999, the Company sold its equity position in Burlington Resources, Inc., which resulted in a pre-tax gain of $17 million.

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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Six Months 2000 vs. Six Months 1999

Revenue for the six months ended June 30, is summarized as follows (in millions):

                                                        2000               1999
                                                        ----              -----

         Communications and Information Services     $   304           $     99
         Coal Mining                                      96                 98
         Other                                            11                 11
                                                     -------            -------
                                                     $   411           $    208
                                                     =======           ========


Communications and information services revenue increased during the first six months of 2000 by 207% compared to the same period in 1999. This increase was due to growth in the communications business; communications revenue increased by $217 million, or 657 percent from the same period last year. Revenue from communications services only, excluding dark fiber sales and reciprocal compensation, was $180 million. Included in total communications revenue was $48 million of non-recurring revenue from U.S. dark fiber contracts entered into before June 30, 1999. Also included in total communications revenue for the first six months was $22 million attributable to reciprocal compensation.

Information services revenue, which is comprised of applications and outsourcing businesses, decreased from $66 million in 1999 to $54 million in 2000. This $12 million decrease, 18 percent, is due in part to a decrease in outsourcing revenue from $34 million in 1999 to $29 million in 2000. Outsourcing revenue decreased due to the expiration of contracts and certain current clients negotiating new contracts and extending the contract life at lower rates.
Outsourcing revenue was also affected by the completion in 1999 of Year 2000 computer processing work. Applications revenue decreased from $32 million in 1999 to $25 million in 2000 largely due to Year 2000 computer consulting work that was completed in 1999.

Coal mining revenue for the first six months of 2000 decreased $2 million compared to the same period in 1999. Full year 2000 coal revenue is expected to be approximately 10 percent less than full year 1999 coal revenue due to reduced shipments under long-term coal contracts in 2000.

Cost of Revenue for the first six months of 2000 was $284 million, representing a 98 percent increase over 1999 cost of revenue of $143 million as a result of the expanding communications business. The cost of revenue for the information services businesses, as a percentage of its revenue, was 74 percent for the first six months of 2000 compared to 65 percent for the same period in 1999. The renegotiated outsourcing contracts are primarily responsible for the decline in information services margins. The cost of revenue for the coal mining business, as a percentage of revenue, was 38% for the first six months of 2000 down from 46% for the same period in 1999. In December 1999 Commonwealth and the Company renegotiated certain coal contracts whereby Commonwealth is no longer required to take delivery of its coal commitments but still must pay Level 3 the margins Level 3 would have earned had the coal been delivered.

Depreciation and Amortization expenses for the period were $227 million, a 146 percent increase over 1999 deprecation and amortization expenses of $92 million. This increase is a direct result of the Communications assets placed in service in the later half of 1999 and the first half of 2000, including Gateways, local networks and intercity segments.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Selling, General and Administrative expenses were $485 million in 2000, representing a 71 percent increase over 1999. This increase primarily results from the Company's addition of over 1,800 employees during the past 12 months. The Company added over 1,150 employees to the communications business during the six months ending June 30, 2000. There was a substantial increase in compensation, travel and facilities costs due to the additional employees. The Company also recorded $97 million in non-cash compensation for the first half of 2000 for expenses recognized under SFAS No. 123 related to grants of stock options and warrants; $47 million of non-cash compensation was recorded for the same period in 1999. The increase in non-cash compensation is due predominantly to an increase in the number of employees. Communications, insurance and marketing costs also contributed to the higher selling, general and administrative expenses.

EBITDA, as defined by the Company, decreased to a loss of ($261) million for the first half of 2000 from a ($170) million loss for the same period in 1999. This decrease was predominantly due to the increase in selling, general and administrative expenses resulting from the rapid expansion of the communications business.

Interest Income was $168 million for the first six months of 2000 compared to $107 million in 1999. This 57% increase was predominantly due to the Company's increased average cash, cash equivalents and marketable securities balances. Average cash balances increased largely due to the approximately $5.4 billion in proceeds received from the February 29, 2000 debt and equity offerings. The Company's average cash balance also increased as a result of the September 1999 Subordinated Notes offering and Senior Secured Credit Facility agreement. The increase in interest income is also due to increasing yields on the Company's investments due to increased market rates.

Interest Expense, net for the six months ended June 30, 2000 of $131 million represents a 33% increase from the same period in 1999. The substantial increase was due to the 6% Convertible Subordinated Notes issued in September 1999, the Senior Secured Credit Facility entered into in September 1999, as well as the approximately $3 billion in debt securities issued on February 29, 2000. The amortization of the related debt issuance costs also contributed to the increased interest expense in 2000. Partially offsetting this increase was an increase in capitalized interest from $90 million in the first half of 1999 to $157 million in the first half of 2000.

Equity in Losses of Unconsolidated Subsidiaries was $116 million for the first half of 2000, compared to $49 million in 1999. The equity losses are predominantly attributable to RCN. The Company's share of RCN's losses, including goodwill amortization, increased by $67 million from 1999 to $120 million for the first half of 2000.

Gains on Equity Investee Stock Transactions was $95 million for the first half of 2000 compared to $111 million for the same period in 1999. RCN issued stock for the acquisition of 21st Century Telecom Group, Inc and for certain transactions in the first half of 2000 which diluted the Company's ownership of RCN from 35% at December 31, 1999 to 31% at June 30, 2000. In 1999, RCN issued stock in a public offering and for certain transactions, which resulted in a pre-tax gain of $111 million to the Company.

Other, net decreased to ($3) million in 2000 from $19 million in 1999. In 1999, the Company sold its equity position in Burlington Resources, Inc., which resulted in a pre-tax gain of $17 million.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Income Tax Benefit for the first half of 2000 differs from the statutory rate due to the limited availability of taxable income in the carryback period for which current year losses can be offset. The income tax benefit in 1999 differs from the statutory rate of 35% primarily due to losses incurred by the Company's international subsidiaries which cannot be included in the consolidated U.S. federal return, nondeductible goodwill amortization expense and state income taxes. For fiscal 2000, Level 3 will recognize a portion of the expected annual benefit in each period equal to the ratio of pre-tax loss for the period divided by the total estimated loss for the year as the Company is currently unable to conclude that it is more likely than not that the net operating losses will be realizable.

Financial Condition--June 30, 2000

The Company's working capital increased from $2.8 billion at December 31, 1999 to $5.0 billion at June 30, 2000 due primarily to the proceeds from the debt and equity offerings completed in February 2000. In February 2000, the Company issued approximately 23 million shares of common stock with net proceeds of approximately $2.4 billion, $863 million in Convertible Subordinated Notes, $1.4 billion in three tranches of U.S. dollar denominated debt securities, and $780 million from two tranches of Euro denominated senior debt securities.

Cash provided by operations increased from $159 million in 1999 to $467 million in 2000. Changes in components of working capital, including the receipt of $245 million in federal income tax refunds and payments for deferred dark fiber sales, are primarily responsible for the increase in cash provided by operations. The increase was also partially due to additional interest income in 2000 as a result of the proceeds received from the debt and equity offerings. The increase was partially offset by increased interest expense paid during 2000 and costs incurred to expand the communications business. Interest paid during of 2000 increased due to cash payments on the Senior Secured Credit Facility and semi-annual payments on the 6.0% Convertible Subordinated Notes due 2009. The initial interest payments on the February 2000 borrowings are due in September 2000.

Investing activities include using the proceeds from the debt and equity offerings to purchase $5.9 billion of marketable securities and approximately $3.0 billion of capital expenditures, primarily for the expanding communications and information services business. The Company also realized $3.4 billion of proceeds from the sales and maturities of marketable securities.

Financing sources in 2000 consisted primarily of the net proceeds of $2.4 billion from the issuance of 23 million shares of Level 3 common stock, total net proceeds of approximately $3.1 billion from the issuance of debt and the exercise of the Company's stock options for $12 million. The Company also repaid long-term debt of $3 million during the first half of 2000 primarily related to CPTC.

Liquidity and Capital Resources

Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has commenced the implementation of a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company is expanding substantially the business of its subsidiary, (i)Structure, Inc. (formerly PKS Information Services, Inc.), to create, through a combination of construction, purchase and leasing of facilities and other assets, an advanced, international, end-to-end, facilities-based communications network. The Company is designing its network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The  development  of  the  Business  Plan  will  require   significant   capital
expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, the actual construction costs or the timing of the expenditures may deviate from current estimates. The Company's capital expenditures in connection with the Business Plan were approximately $3.0 billion during the first half of 2000. The majority of the spending was for construction of the U.S. and European intercity networks, certain local networks in the U.S. and Europe, and the transatlantic cable network. Total capital expenditures for 2000 are expected to be approximately $6.3 billion versus the previously announced total of $4.5 billion. This increase in the rate of capital expenditures is the result of acceleration and expansion in scope of the Company's Business Plan. The proceeds received from the February 2000 debt and equity offerings combined with the cash and marketable securities already on hand and the undrawn commitments under the senior secured credit facility, provided Level 3 with approximately $7.3 billion of funds available at the end of the quarter. The Company's current liquidity and the agreement with INTERNEXT should be sufficient to fund the currently committed portions of the Business Plan.

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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Year 2000

Level 3 Communications, LLC.

Level 3's wholly owned subsidiary, Level 3 Communications, LLC, is a new company that is implementing new technologies to provide Internet Protocol technology-based communications services to its customers. The expenses associated with Level 3 Communications, LLC's year 2000 remediation program did not have a material effect on the operating results or financial condition of Level 3 Communications, LLC through June 30, 2000. Level 3 Communications, LLC is not aware of any problems associated with Year 2000 issues. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of Level 3 as a result of the Year 2000 problem, will not have a material adverse effect on Level 3 Communications, LLC's financial condition or results of operations in the future.

(i)Structure

(i)Structure, Inc. ("(i)Structure") provides a wide variety of information technology services. (i)Structure has two main lines of business: outsourcing and applications. The outsourcing business is managed by (i)Structure, LLC. The applications business is managed by (i)Structure Application Services, LLC ("IAS").

(i)Structure derived a substantial portion of its revenues in 1999 from projects that its subsidiary, IAS, conducted involving Year 2000 assessment and renovation services. This exposes IAS to potential risks that may include problems with services provided by IAS to its customers and the potential claims arising under IAS's customer contracts. IAS attempts to contractually limit its exposure to liability for Year 2000 compliance issues. However, these contractual limitations may not be effective.

The expenses associated with (i)Structure's Year 2000 efforts, did not, and the related potential effect on (i)Structure earnings are not expected to, have a material effect on the future operating results or financial condition of Level
3. (i)Structure is not aware of any problems concerning Year 2000 issues. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of (i)Structure as a result of the Year 2000 problem, will not have a material adverse effect on Level 3's financial condition or results of operations in the future.


Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to interest rate risk increased due to the $1.375 billion Senior Secured Credit Facility entered into by the Company in September 1999 and the Commercial Mortgage entered into in June 2000. As of June 30, 2000, the Company had borrowed $475 million under the Senior Secured Credit Facility and $120 million under the Commercial Mortgage. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the facility. A hypothetical 10 percent increase in interest rates would increase annual interest expense of the Company by approximately $6 million. The Company continues to evaluate alternatives to limit interest rate risk.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments is approximately $1.2 billion as of June 30, 2000, which is significantly higher than their carrying value of $270 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $236 million decrease in fair value of these investments. The
Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company's Business Plan includes developing and constructing networks in Europe and Asia. As of June 30, 2000, the Company had invested significant amounts of capital in Europe and will continue to expand its presence in Europe and Asia in 2000. The Company issued (Euro)800 million in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries. Other than the issuance of the Euro denominated debt, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 22, 2000, the following matters were submitted to a vote:

1. To reelect the three Class III Directors to the Board of Directors of Level 3 for a three-year term until the 2003 Annual Meeting of
        Stockholders:

                                                 In Favor               Withheld

        R. Douglas Bradbury                     297,267,760            1,592,012
        Kenneth E. Stinson                      297,223,733            1,636,239
        Michael B. Yanney                       296,931,866            1,928,106


2. In their discretion, the proxies are authorized to vote upon such other business as may properly come before the meeting or any adjournments or postponements thereof:

        Affirmative votes:                      266,645,219
        Negative votes:                          14,808,265




Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits filed as part of this report are listed below.

        Exhibit
        Number

          27       Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Company during the second quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               LEVEL 3 COMMUNICATIONS, INC.


Dated: August 4, 2000                          \s\ Eric J. Mortensen
                                                ---------------------
                                                Eric J. Mortensen
                                                Vice President, Controller
                                                and Principal Accounting Officer






                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

  Exhibit
    No.


    27            Financial Data Schedule.