Form 10-Q
period 2000-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2000-11-02
CIK 794323

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of each class of the issuer's common stock, as of October 30, 2000:
                     Common Stock         367,158,317 shares

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                         Page


                         Part I - Financial Information

Item 1.  Unaudited Financial Statements:

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,              September 30,
                                                                ------------------          -----------------
(dollars in millions, except share data)                         2000         1999          2000         1999
-----------------------------------------------------------------------------------------------------------------

Revenue                                                         $  341      $  134        $  752        $  342

Costs and Expenses:
   Cost of revenue                                                 199         100           483           243
   Depreciation and amortization                                   164          63           391           155
   Selling, general and administrative expenses                    298         178           783           460
                                                                 -----       -----         -----         -----
 Total costs and expenses                                          661         341         1,657           858
                                                                 -----       -----         -----         -----

Loss from Operations                                              (320)       (207)         (905)         (516)

Other Income (Expense):
   Interest income                                                  87          51           255           158
   Interest expense, net                                           (64)        (34)         (195)         (132)
   Equity in losses of unconsolidated subsidiaries, net            (70)        (34)         (186)          (83)
   Gain on equity investee stock transactions                        -           5            95           116
   Other, net                                                        6          (1)            3            18
                                                                 -----       -----         -----         -----
     Total other income (expense)                                  (41)        (13)          (28)           77
                                                                 -----       -----         -----         -----
Loss Before Income Taxes                                          (361)       (220)         (933)         (439)

Income Tax Benefit                                                  10          73            30           143
                                                                 -----       -----         -----         -----
Net Loss                                                         $(351)      $(147)        $(903)        $(296)
                                                                 =====       =====         =====         =====

Net Loss Per Share (Basic and Diluted)                          $(0.96)     $(0.43)       $(2.50)       $(0.89)
                                                                ======      ======        ======        ======

Total Number of Weighted Average Shares
   Outstanding Used to Compute Basic and
   Diluted Loss Per Share (in thousands)                       366,788     340,298       360,956       332,039
                                                               =======     =======       =======       =======


See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                September 30,        December 31,
(dollars in millions, except share data)                                            2000                 1999
-------------------------------------------------------------------------------------------------------------


Assets

Current Assets
   Cash and cash equivalents                                                       $ 1,158              $ 1,214
   Marketable securities                                                             3,879                2,227
   Restricted securities                                                                55                   51
   Accounts receivable, less allowances of $23 and $9, respectively                    375                  148
   Income taxes receivable                                                              23                  241
   Other                                                                               131                   55
                                                                                    ------              -------
Total Current Assets                                                                 5,621                3,936

Property, Plant and Equipment, net                                                   8,175                4,287

Investments                                                                            225                  300

Other Assets, net                                                                      447                  381
                                                                                   -------              -------
                                                                                   $14,468              $ 8,904
                                                                                   =======              =======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                September 30,        December 31,
(dollars in millions, except share data)                                            2000                 1999
-------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                                                $ 1,094              $   830
   Current portion of long-term debt                                                    14                    6
   Accrued payroll and employee benefits                                                99                   43
   Accrued interest                                                                     94                   47
   Deferred revenue                                                                    159                   74
   Other                                                                                98                   88
                                                                                   -------              -------
Total Current Liabilities                                                            1,558                1,088

Long-Term Debt, less current portion                                                 7,140                3,989

Deferred Revenue                                                                       352                   37

Accrued Reclamation Costs                                                               94                   99

Other Liabilities                                                                      339                  286

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
     no shares outstanding in 2000 and 1999                                              -                    -
   Common Stock:
     Common Stock, $.01 par value, authorized 1,500,000,000 shares;
       367,150,722 shares outstanding in 2000 and
       341,396,727 outstanding in 1999                                                   4                    3
     Class R, $.01 par value, authorized 8,500,000 shares;
       no shares outstanding in 2000 and 1999                                            -                    -
   Additional paid-in capital                                                        5,079                2,501
   Accumulated other comprehensive loss                                               (101)                  (5)
   Retained earnings                                                                     3                  906
                                                                                   -------              -------
Total Stockholders' Equity                                                           4,985                3,405
                                                                                   -------              -------
                                                                                   $14,468              $ 8,904
                                                                                   =======              =======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                              Nine Months Ended
                                                                                                 September 30,
(dollars in millions)                                                                        2000          1999
---------------------------------------------------------------------------------------------------------------

Cash Flows from Continuing Operations:
   Net cash provided by operating activities                                              $    512       $    410

Cash Flows from Investing Activities:
   Proceeds from sales and maturities of marketable securities                               5,882          4,369
   Purchases of marketable securities                                                       (7,482)        (4,254)
   Investments                                                                                 (28)            (3)
   Proceeds from sale of property, plant and equipment and other assets                         67             11
   Capital expenditures                                                                     (4,450)        (2,154)
   Other                                                                                         -              1
                                                                                            -------        -------
     Net cash used in investing activities                                                  (6,011)        (2,030)

Cash Flows from Financing Activities:
   Payments on long-term debt including current portion                                        (18)            (5)
   Long-term debt borrowings, net                                                            3,088          1,250
   Increase in cash and restricted securities                                                   (6)          (495)
   Issuances of common stock, net                                                            2,407          1,498
   Proceeds from exercise of stock options                                                      14             18
                                                                                           -------        -------
     Net cash provided by financing activities                                               5,485          2,266

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                   (42)            (2)
                                                                                           -------        -------

Net Change in Cash and Cash Equivalents                                                        (56)           644

Cash and Cash Equivalents at Beginning of Year                                               1,214            842
                                                                                           -------        -------

Cash and Cash Equivalents at End of Period                                                 $ 1,158        $ 1,486
                                                                                           =======        =======

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                                                            $   324        $   100
                                                                                           =======        =======



See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                  For the nine months ended September 30, 2000
                                   (unaudited)


                                                                         Accumulated
                                                          Additional        Other
                                             Common        Paid-in      Comprehensive      Retained
(dollars in millions)                         Stock        Capital          Loss           Earnings         Total
-----------------------------------------------------------------------------------------------------------------
                                       C>

Balance at
   December 31, 1999                        $     3       $ 2,501          $    (5)        $   906         $ 3,405

Common Stock:
   Issuances, net                                 1         2,406                -               -           2,407
   Stock options exercised                        -            14                -               -              14
   Stock option grants                            -           153                -               -             153
   Shareworks plan                                -             5                -               -               5

Net Loss                                          -             -                -            (903)           (903)

Other Comprehensive Loss                          -             -              (96)              -             (96)
                                            -------        ------           ------          ------         -------

Balance at September 30, 2000               $     4       $ 5,079           $ (101)        $     3         $ 4,985
                                            =======       =======           ======         =======         =======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                                   (unaudited)



                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                      ----------------         ----------------
(dollars in millions)                                                2000         1999        2000         1999
---------------------------------------------------------------------------------------------------------------

Net Loss                                                          $   (351)  $     (147)   $   (903)    $   (296)

Other Comprehensive Income (Loss), before tax:
   Foreign currency translation adjustments                            (21)           9         (68)           1

   Unrealized holding loss arising during
     the period                                                        (25)           -         (28)          (2)

   Reclassification adjustment for gains
     included in net loss                                                -            -            -         (12)
                                                                  --------     --------    ---------    --------

Other Comprehensive Income (Loss), before tax                          (46)           9         (96)         (13)

Income Tax Benefit (Expense) Related to Items of
   Other Comprehensive Loss                                              -           (3)          -            5
                                                                  --------     --------    --------     --------

Other Comprehensive Income (Loss), net of tax                          (46)           6         (96)          (8)
                                                                  --------     --------    --------     --------

Comprehensive Loss                                                $   (397)    $   (141)   $   (999)    $   (304)
                                                                  ========     ========    ========     ========

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

The Company has embarked on a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services in the United States, Europe and Asia. To reach this goal, the Company has expanded substantially the business of its (i)Structure, Inc. (formerly PKS Information Services, Inc.) subsidiary and created, through a combination of construction, purchase and leasing of facilities and other assets, an advanced international, end-to-end, facilities-based communications network (the "Business Plan"). The Company is building the network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions on or after January 1, 2000. The Company does not believe that the adoption of SAB 101 in the fourth quarter of 2000 will have a material effect on the Company's financial results.

Effective July 1, 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66". Certain sale and long-term right-to-use agreements of dark fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. Failure to satisfy the requirements of the FASB Interpretation will result in the deferral of revenue recognition for these agreements over the term of the agreement (currently up to 20 years). The adoption of this FASB Interpretation does not have a current effect on the Company's cash flows however, it will result in substantial amounts of deferred revenue related to long-term dark fiber and capacity IRU agreements.

Accounting practice and guidance with respect to the accounting treatment of the above transactions is evolving. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with long-term dark fiber and capacity IRU agreements in the future.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements


The Company expects taxable losses for fiscal 2000 to exceed available taxable income in the available carryback period. For fiscal 2000, Level 3 will recognize a portion of the expected annual benefit in each period equal to the ratio of pre-tax loss for the period to the total estimated annual loss for the year.

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.

2.   Loss Per Share

Basic loss per share amounts have been computed using the weighted average number of shares during each period. The Company had a net loss for the three and nine month periods ended September 30, 2000 and 1999. Therefore, the dilutive impact of the approximate 19 million shares attributable to the convertible subordinated notes issued in September 1999, and February 2000 (Note
6), and the approximate 22 million options and warrants outstanding at both September 30, 2000 and at September 30, 1999 have not been included in the computation of diluted loss per share because the resulting computation would have been anti-dilutive.

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

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant and Equipment in the following table:

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

                                                                                        Accumulated         Book
(dollars in millions)                                                    Cost          Depreciation         Value
-----------------------------------------------------------------------------------------------------------------
                                                                                                            >

September 30, 2000

Land and Mineral Properties                                           $     82          $    (10)         $     72
Facility and Leasehold Improvements:
   Communications                                                          730               (26)              704
   Information Services                                                     25                (4)               21
   Coal Mining                                                              68               (64)                4
   CPTC                                                                     92               (11)               81
Network Infrastructure                                                   1,138               (21)            1,117
Operating Equipment:
   Communications                                                          996              (322)              674
   Information Services                                                     51               (33)               18
   Coal Mining                                                              99               (91)                8
   CPTC                                                                     17                (9)                8
Network Construction Equipment                                             140               (23)              117
Furniture and Office Equipment                                             234              (103)              131
Other                                                                      176               (47)              129
Construction-in-Progress                                                 5,091                 -             5,091
                                                                       -------           -------           -------
                                                                       $ 8,939           $  (764)          $ 8,175
                                                                       =======           =======           =======

December 31, 1999

Land and Mineral Properties                                            $    60           $   (15)          $    45
Facility and Leasehold Improvements:
   Communications                                                          400               (14)              386
   Information Services                                                     26                (3)               23
   Coal Mining                                                              73               (64)                9
   CPTC                                                                     92                (9)               83
Network Infrastructure                                                     211                (4)              207
Operating Equipment:
   Communications                                                          475               (79)              396
   Information Services                                                     54               (37)               17
   Coal Mining                                                             115              (103)               12
   CPTC                                                                     17                (7)               10
Network Construction Equipment                                              98               (10)               88
Furniture and Office Equipment                                             150               (66)               84
Other                                                                      155               (28)              127
Construction-in-Progress                                                 2,800                 -             2,800
                                                                       -------          --------           -------
                                                                       $ 4,726          $   (439)          $ 4,287
                                                                       =======           =======           =======


4.   Investments

The Company holds significant equity positions in two publicly traded companies; RCN Corporation ("RCN") and Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"). RCN is a facilities-based provider of bundled local and long distance phone, cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

Commonwealth Telephone holds Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc., a competitive local exchange carrier which commenced operations in 1997.

On September 30, 2000 Level 3 owned approximately 31% and 48% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $553 million and $395 million, respectively, on September 30, 2000. Due to the decrease in RCN's and Commonwealth Telephone's stock price, the market value of the Company's investments in RCN and Commonwealth were $420 million and $369 million, respectively, as of October 30, 2000.

The Company recognizes gains from the sale, issuance and repurchase of stock by its subsidiaries and equity method investees in its statements of operations. During 2000, RCN issued stock for the acquisition of 21st Century Telecom Group, Inc., completed on April 28, 2000, and for certain transactions which diluted the Company's ownership of RCN from 35% at December 31, 1999 to 31% at September 30, 2000. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $95 million for the Company for the nine months ended September 30, 2000. The Company recognized a pre-tax gain of $116 million for the nine months ended September 30, 1999 as a result of RCN issuing shares in a secondary offering and for certain transactions. The Company's investment in RCN, including goodwill, was $71 million and $166 million at September 30, 2000 and December 31, 1999, respectively.

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

The Company's investment in Commonwealth Telephone, including goodwill, was $128 million and $126 million at September 30, 2000 and December 31, 1999, respectively.

The following is summarized financial information of RCN for the three and nine months ended September 30, 2000 and 1999, and as of September 30, 2000 and December 31, 1999 (in millions):


                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                  ------------------           -----------------
Operations                                                         2000         1999           2000         1999
----------------------------------------------------------------------------------------------------------------

RCN Corporation:
   Revenue                                                     $      88    $      70      $    238     $    204
   Net loss available to common shareholders                        (234)         (96)         (595)        (232)

   Level 3's share:
     Net loss                                                        (70)         (37)         (189)         (89)
     Goodwill amortization                                             -            -            (1)          (1)
                                                               ---------    ---------      --------     --------
       Equity in net loss                                      $     (70)   $     (37)     $   (190)    $    (90)
                                                               =========    =========      ========     ========


                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

Financial Position                                                                      2000                1999
----------------------------------------------------------------------------------------------------------------
Current Assets                                                                       $  2,372             $  1,905
Other Assets                                                                            2,424                1,287
                                                                                     --------             --------
   Total assets                                                                         4,796                3,192

Current Liabilities                                                                       334                  249
Other Liabilities                                                                       2,253                2,168
Minority Interest                                                                          83                  130
Preferred Stock                                                                         1,954                  253
                                                                                     --------             --------
   Total liabilities and preferred stock                                                4,624                2,800
                                                                                     --------             --------
      Common equity                                                                  $    172             $    392
                                                                                     ========             ========

Level 3's Investment:
   Equity in net assets                                                              $     48             $    139
   Goodwill                                                                                23                   27
                                                                                     --------             --------
                                                                                     $     71             $    166
                                                                                     ========             ========



The Company continues to develop its program that involves making investments in certain early stage IP centric entities in connection with those entities agreeing to purchase various services from the Company. The Company records these transactions as investments and deferred revenue. As of September 30, 2000, the Company held investments with a carrying amount of $22 million and had provided less than $1 million of services related to this program.

5.   Other Assets, net

At September 30, 2000 and December 31, 1999 other assets consisted of the following:

(in millions)                                                                          2000                 1999
----------------------------------------------------------------------------------------------------------------

Goodwill, net of accumulated amortization of $94 and $52                               $   76              $   118
Prepaid Network Assets                                                                     35                   30
Deposits                                                                                  144                   64
Debt Issuance Costs, net                                                                  160                  101
Pavilion Towers Office Complex                                                              -                   23
CPTC Deferred Development and Financing Costs                                              14                   15
Other                                                                                      18                   30
                                                                                       ------              -------
   Total other assets                                                                  $  447              $   381
                                                                                       ======              =======



Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $23 million and $42 million for the three and nine months ended September 30, 2000. Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $8 and $26 million for the three and nine months ended September 30, 1999.

On June 30, 2000, the Company sold the Pavilion Towers office complex and the buyer assumed $15 million of related debt resulting in net proceeds of approximately $7 million.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

6.   Long-Term Debt

At September 30, 2000 and December 31, 1999, long-term debt was as follows:

(in millions)                                                                              2000             1999
----------------------------------------------------------------------------------------------------------------
Senior Notes (9.125% due 2008)                                                        $ 2,000              $ 2,000
Senior Notes (11% due 2008)                                                               800                    -
Senior Discount Notes (10.5% due 2008)                                                    603                  559
Senior Euro Notes (10.75% due 2008)                                                       439                    -
Senior Discount Notes (12.875% due 2010)                                                  387                    -
Senior Euro Notes (11.25% due 2010)                                                       264                    -
Senior Secured Credit Facility:
  Term Loan Facility:
    Tranche A (9.73% due 2007)                                                            200                  200
    Tranche B (10.48% due 2008)                                                           275                  275
Senior Notes (11.25% due 2010)                                                            250                    -
Commercial Mortgage (9.02% due 2003)                                                      120                    -
Convertible Subordinated Notes (6.0% due 2010)                                            863                    -
Convertible Subordinated Notes (6.0% due 2009)                                            823                  823
CPTC Long-Term Debt (with recourse only to CPTC)
  (7.6%-9.5% due 2004-2017)                                                               114                  115
Other                                                                                      16                   23
                                                                                      -------              -------
                                                                                        7,154                3,995
Less current portion                                                                      (14)                  (6)
                                                                                      -------              -------
                                                                                      $ 7,140              $ 3,989
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

The issuance of the (Euro)500 million Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such investment. The 10.75% Senior Euro Notes were valued, based on current exchange rates, at $439 million in the Company's financial statements at September 30, 2000.

12.875% Senior Discount Notes due 2010

On February 29, 2000, the Company sold in a private offering $675 million aggregate principal amount at maturity of its 12.875% Senior Discount Notes due 2010 ("12.875% Senior Discount Notes"). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long-term debt. Interest on the 12.875% Senior Discount Notes accretes at a rate of 12.875% per year, compounded semi-annually, to an aggregate principal amount of $675 million by March 15, 2005. Cash interest will not accrue on the 12.875% Senior Discount Notes prior to March 15, 2005. However, the Company may elect to commence the accrual of cash interest on all outstanding 12.875% Senior Discount Notes on or after March 15, 2003. In which case, the outstanding principal amount at maturity of each 12.875% Senior Discount Note will on the elected commencement date be reduced to the accreted value of the 12.875% Senior Discount Note as of that date and cash interest shall be payable on the 12.875% Senior Discount Notes on March 15 and September 15 thereafter. Commencing September 15, 2005, interest on the 12.875% Senior Discount Notes will accrue at the rate of 12.875% per year and will be payable in cash semi-annually in arrears. Accrued interest expense from the date of issuance through September 30, 2000 on the 12.875% Senior Discount Notes of $27 million was added to long-term debt.

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

The issuance of the (Euro)300 million Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such net investment. The 11.25% Senior Euro Notes were valued, based on current exchange rates, at $264 million in the Company's financial statements at September 30, 2000.

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

At September 30, 2000 the interest rate was 9.02%.

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

Prior to March 18, 2003, Level 3, at its option, may redeem the notes, in whole or in part, at the redemption prices specified below plus accrued interest. Level 3 may exercise this option if the current market price of Level 3's common stock equals or exceeds triggering levels specified below for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of the period.

Period                                    Trigger Percentage   Redemption Price

February 29, 2000 through March 14, 2001    170% ($229.23)            106.0%
March 15, 2001 through March 14, 2002       160% ($215.74)            105.4%
March 15, 2002 through March 17, 2003       150% ($202.26)            104.8%


On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. At September 30, 2000, no debt had been converted into shares of common stock.

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

The Company capitalized $106 million and $263 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three and nine months ended September 30, 2000 and $35 million and $65 million for the three and nine months ended September 30, 1999.

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

The Company recognized a total of $61 million and $158 million of non-cash compensation for the three and nine months ended September 30, 2000, respectively. In addition, the Company capitalized $3 million and $8 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the three and nine months ended September 30, 2000, respectively.

The Company recognized a total of $39 million and $86 million of non-cash compensation for the three and nine months ended September 30, 1999, respectively. In addition, the Company capitalized $3 million and $6 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the three and nine months ended September 30, 1999.

Non-Qualified Stock Options and Warrants

The Company granted 230,000 nonqualified stock options ("NQSO") to employees during the nine months ended September 30, 2000. The Company did not grant any warrants during the nine months ended September 30, 2000. The expense recognized for the three and nine months ended September 30, 2000 for NQSOs and warrants outstanding at September 30, 2000 in accordance with SFAS No. 123 was $6 and $8 million, respectively. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs for the three and nine months ended September 30, 2000 related to NQSOs and warrants for employees directly involved in the construction of the network and the development of the business support systems. As of September 30, 2000, the Company had not reflected $13 million of unamortized compensation expense in its

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

financial statements for NQSOs and warrants granted from 1998 to September 30, 2000.

The Company recognized $1 million and $5 million of expense for the three and nine months ended September 30, 1999 for NQSOs and warrants granted in 1998 and 1999. In addition to the expense recognized, the Company capitalized less than $1 million and $1 million of non-cash compensation costs for the three and nine months ended September 30, 1999.

Outperform Stock Option Plan

In April 1998, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly participants' and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Common Stock price outperforms the S&P 500 index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index. To the extent that the Common Stock outperforms the S&P 500, the value of OSOs to a holder may exceed the value of non-qualified stock options.

OSO awards are made quarterly to eligible participants on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Each award has a two-year moratorium on exercise from the date of grant. As a result, once a participant is 100% vested in the grant, the two-year moratorium expires. Therefore, each grant has an exercise window of two years.

The fair value recognized under SFAS No. 123 for the approximately 2,124,000 OSOs awarded to participants for services performed for the nine months ended September 30, 2000 was approximately $181 million. The Company recognized $46 million and $133 million of compensation expense for the three and nine months ended September 30, 2000 for OSOs granted from 1998 to 2000. In addition to the expense recognized, $2 million and $6 million of non-cash compensation was capitalized for the three and nine months ended September 30, 2000 for employees directly involved in the construction of the network and development of business support systems. As of September 30, 2000, the Company had not reflected $142 million of unamortized compensation expense in its financial statements for OSOs granted from 1998 to 2000. The Company recognized $35 million and $74 million of expense for the three and nine months ended September 30, 1999 for OSOs outstanding at September 30, 1999. In addition to the expense recognized the Company capitalized $2 million and $5 million of non-cash compensation for the three and nine months ended September 30, 1999.

Shareworks and Restricted Stock

The Company recorded $5 million and $13 million of non-cash compensation expense for the three and nine months ended September 30, 2000 related to the Shareworks and restricted stock programs. In addition to the expense recognized, $1 million and $2 million of non-cash compensation was capitalized for the three and nine months ended September 30, 2000, respectively for employees directly involved in the construction of the network and development of business support systems. The non-cash compensation expense for the Shareworks and restricted stock programs was $3 million and $7 million for the three and nine months ended September 30, 1999.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

Foreign subsidiaries of the Company adopted Shareworks programs in 2000. These programs primarily include a grant plan and a stock purchase plan whereby employees may purchase Level 3 Common Stock at 80% of the of the share price at the beginning of the plan.

As of September 30, 2000, the Company had not reflected unamortized compensation expense of $21 million for Shareworks and restricted stock granted from 1998 to 2000 in its financial statements.

In July 2000, the Company adopted a convertible outperform stock option program ("C-OSO"), as an extension of the existing Shareworks plan. The program is a component of the Company's ongoing employee retention efforts and offers the same features of an OSO, but provides an employee with the greater of the value of a single share of the Company's common stock at exercise, or the calculated OSO value of a single OSO at the time of exercise.

C-OSO awards are made to eligible employees employed on the date of the grant. The first awards were made in September 2000 and the next awards are expected to be made to the participants in December 2000. Each award vests over three years as follows: 1/6 of each grant in the first year, a further 2/6 in the second year and the remaining 3/6 in the third year. Each award is immediately exercisable upon vesting. Awards expire four years from the date of the grant.

The fair value recognized under SFAS No. 123 for the approximately 961,000 C-OSOs awarded to employees for services performed for the three months ended September 30, 2000 was approximately $106 million. The Company recognized $4 million of compensation expense for the three and nine months ended September 30, 2000 for C-OSOs awarded in 2000. In addition to the expense recognized, less than $1 million of non-cash compensation was capitalized for the three and nine months ended September 30, 2000 for employees directly involved in the construction of the network and development of business support systems. As of September 30, 2000, the Company had not reflected $102 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000.


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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

investments and other corporate assets and overhead not attributable to a specific segment.

EBITDA, as defined by the Company, consists of earnings (loss) before interest, income taxes, depreciation, amortization, non-cash operating expenses, (including stock-based compensation and in-process research and development charges) and other non-operating income or expense. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods and is not GAAP.

The information presented in the tables following includes information for the three and nine months ended September 30, 2000 and 1999 for all income statement and cash flow information presented, and as of September 30, 2000 and December 31, 1999 for all balance sheet information presented. Revenue and the related expenses are attributed to foreign countries based on where services are provided.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


                               Communications & Information Services              Coal
                           -------------------------------------------------
(in millions)              Communications       Outsourcing     Applications     Mining       Other        Total
----------------------------------------------------------------------------------------------------------------


Three Months Ended September 30, 2000

Revenue:
   North America              $      237         $      17      $      10     $      50    $        6     $      320
   Europe                             18                 -              3             -             -             21
   Asia                                -                 -              -             -             -              -
                                --------          --------       --------      --------     ----------     ---------
      Total                   $      255         $      17      $      13     $      50    $        6     $      341
                              ==========         =========      =========     =========    ==========     ==========

EBITDA:
   North America              $      (73)        $       1      $       3     $      22    $        6     $      (41)
   Europe                            (43)                -              -             -             -            (43)
   Asia                              (11)                -              -             -             -            (11)
                               ----------         --------       --------      --------      --------       --------
      Total                   $     (127)        $       1      $       3     $      22    $        6     $      (95)
                              ==========         =========      =========     =========    ==========     ==========

Capital Expenditures:
   North America              $    1,145         $       4      $       -     $       -    $        -     $    1,149
   Europe                            182                 -              1             -             -            183
   Asia                               80                 -              -             -             -             80
                               ---------          --------       --------      --------        ------       --------
      Total                   $    1,407         $       4      $       1     $       -    $        -     $    1,412
                              ==========         =========      =========     ========     =========      ==========

Depreciation and Amortization:
   North America              $      132         $       2      $       6     $       1    $        2     $      143
   Europe                             21                 -              -             -             -             21
   Asia                                -                 -              -             -             -              -
                               ---------          --------       --------      --------     ---------       --------
      Total                   $      153         $       2      $       6     $       1    $        2     $      164
                              ==========         =========      =========     =========    ==========     ==========

Nine Months Ended September 30, 2000

Revenue:
   North America              $      459         $      46      $      29     $     146    $       17     $      697
   Europe                             46                 -              9             -             -             55
   Asia                                -                 -              -             -             -              -
                               ---------          --------       --------      --------     ---------         ------
      Total                   $      505         $      46      $      38     $     146    $       17     $      752
                              ==========         =========      =========     =========    ==========     ==========

EBITDA:
   North America              $     (293)        $       -      $       6     $      65    $        5     $     (217)
   Europe                           (117)                -              2             -             -           (115)
   Asia                              (24)                -              -             -             -            (24)
                               ---------          --------       --------      --------     ---------        -------
      Total                   $     (434)        $       -      $       8     $      65    $        5     $     (356)
                              ==========          ========       ========     =========    ==========     ==========

Capital Expenditures:
   North America              $    3,383         $       6      $       1     $       4    $        -     $    3,394
   Europe                            936                 -              1             -             -            937
   Asia                              119                 -              -             -             -            119
                               ---------          --------       --------      --------     ---------         ------
      Total                   $    4,438         $       6      $       2     $       4    $        -     $    4,450
                              ==========         =========      =========     =========     =========      =========

Depreciation and Amortization:
   North America              $      316         $       7      $       7     $       4    $        5     $      339
   Europe                             51                 -              1             -             -             52
   Asia                                -                 -              -             -             -              -
                               ---------          --------       --------      --------     ---------      ---------
      Total                   $      367         $       7      $       8     $       4    $        5     $      391
                              ==========         =========      =========     =========    ==========     ==========

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

                               Communications & Information Services              Coal
                           -------------------------------------------------
(in millions)              Communications       Outsourcing     Applications     Mining       Other        Total
----------------------------------------------------------------------------------------------------------------


Three Months Ended September 30, 1999

Revenue:
   North America               $     33         $      17       $     15     $      60    $        5     $      130
   Europe                             3                 -              1             -             -              4
   Asia                               -                 -              -             -             -              -
                                -------          --------        -------       -------     ---------      ---------
      Total                    $     36         $      17       $     16      $     60    $        5     $      134
                                =======          ========        =======       =======     =========      =========

EBITDA:
   North America               $   (107)        $       5       $     (3)     $     25    $        -     $      (80)
   Europe                           (24)                -              -             -             -            (24)
   Asia                              (1)                -              -             -             -             (1)
                                --------         --------        --------      --------    ---------      ---------
      Total                    $   (132)        $       5       $     (3)     $     25    $        -     $     (105)
                                ========         =========       ========      ========    =========      ==========

Capital Expenditures:
   North America               $    718         $       2       $      -      $      1    $        -     $      721
   Europe                           218                 -              -             -             -            218
   Asia                               -                 -              -             -             -              -
                                -------          --------        --------      --------    ---------      ---------
      Total                    $    936         $       2       $      -      $      1    $        -     $      939
                                =======          ========        =======       ========    =========      =========


Depreciation and Amortization:
   North America               $     49         $       3       $      -      $      2    $        2     $       56
   Europe                             7                 -              -             -             -              7
   Asia                               -                 -              -             -             -              -
                                -------          --------        -------       -------     ---------       --------
      Total                    $     56         $       3       $      -      $      2    $        2     $       63
                                =======          ========        =======       =======     =========      =========

Nine Months Ended September 30, 1999

Revenue:
   North America               $     62         $      51       $     42      $    158    $       16     $      329
   Europe                             7                 -              6             -             -             13
   Asia                               -                 -              -             -             -              -
                                -------          --------        -------       -------     ---------       --------
      Total                    $     69         $      51       $     48      $    158    $       16     $      342
                                =======          ========        =======       =======     =========      =========


EBITDA:
   North America               $  (296)         $      12       $     (7)     $      64   $        2     $     (225)
   Europe                          (50)                 -              1              -            -            (49)
   Asia                             (1)                 -              -              -            -             (1)
                                 ------          --------        --------      --------    ---------       ---------
      Total                    $  (347)         $      12       $     (6)     $      64   $        2     $     (275)
                                =======          ========        ========      ========    =========       =========

Capital Expenditures:
   North America               $ 1,635          $      7        $      1      $       1   $        -     $    1,644
   Europe                          510                 -               -              -            -            510
   Asia                              -                 -               -              -            -              -
                                ------           -------         -------       --------     --------       --------
      Total                    $ 2,145          $      7        $      1      $       1   $        -     $    2,154
                                ======           =======         =======       ========     ========       ========

Depreciation and Amortization:
   North America               $   121          $      7        $      3      $       4   $        6     $      141
   Europe                           13                 -               1              -            -             14
   Asia                              -                 -               -              -            -              -
                                ------           -------         -------       --------     --------       --------
      Total                    $   134          $      7        $      4      $       4   $        6     $      155
                                ======           =======         =======       ========     ========       ========

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

                                Communications & Information Services          Coal
                             -------------------------------------------
(in millions)                Communications   Outsourcing    Applications     Mining        Other       Total
----------------------------------------------------------------------------------------------------------------------------

Identifiable Assets

September 30, 2000

   North America               $ 6,986         $      68      $      16      $    306      $ 5,040     $ 12,416
   Europe                        1,848                 -              9             -           36        1,893
   Asia                            144                 -              -             -           15          159
                                ------          --------       --------       -------       -------     -------
      Total                    $ 8,978         $      68      $      25      $    306      $ 5,091     $ 14,468
                                ======          ========       ========       =======       ======      =======

December 31, 1999

   North America               $ 3,697         $      63      $      18      $    336      $ 3,751     $   7,865
   Europe                          993                 -              8             -           18         1,019
   Asia                             18                 -              -             -            2            20
                                ------          --------       --------       -------       ------      --------
      Total                    $ 4,708         $      63      $      26      $    336      $ 3,771     $   8,904
                                ======          ========       ========       =======       ======      ========


The following information provides a reconciliation of EBITDA to loss from operations for the three and nine months ended September 30, 2000 and 1999:

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                   ------------------         ------------------
(in millions)                                                       2000         1999         2000         1999
---------------------------------------------------------------------------------------------------------------
EBITDA                                                         $    (95)     $   (105)     $  (356)    $  (275)
Depreciation and Amortization Expense                              (164)          (63)        (391)       (155)
Non-Cash Compensation Expense                                       (61)          (39)        (158)        (86)
                                                                -------        ------       ------       -----

  Loss from Operations                                             (320)         (207)        (905)        (516)

Other Income (Expense)                                              (41)          (13)         (28)          77
Income Tax Benefit                                                   10            73           30          143
                                                                -------        ------        -----       ------

Net Loss                                                       $   (351)     $   (147)     $  (903)    $   (296)
                                                                =======       =======       ======      =======



10.  Related Party Transactions

Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 2000 and 1999. These projects include the intercity network, local loops and gateway sites, the Company's new corporate headquarters in Colorado and a new data center in Tempe, Arizona. Kiewit provided approximately $1,322 million and $592 million of construction services related to these projects in the first nine months of 2000 and 1999, respectively.

Level 3 also receives certain mine management services from Kiewit. The expense for these services was $8 million and $24 million for the three and nine months ended September 30, 2000, respectively, and is recorded in selling, general and administrative expenses. The expense for these services was $9 and $23 million for the three and nine months ended September 30, 1999, respectively.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

In September 2000 the Company sold its entire interest in Walnut Creek Mining Company to Peter Kiewit Sons', Inc. for $37 million. The sale resulted in a pre-tax gain of $22 million to the Company.

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

On February 17, 2000, Level 3 announced a co-build agreement whereby Global Crossing will participate in the construction of and obtain a 50% ownership interest in the previously announced Level 3 transatlantic fiber optic cable. Level 3 also announced that it will acquire capacity on Global Crossing's transatlantic cable Atlantic Crossing 1. Under the co-build agreement, Level 3 and Global Crossing will each separately own and operate two of the four fiber pairs on Level 3's transatlantic cable.

On April 12, 2000, Level 3 signed an agreement with Viatel whereby Viatel agreed to purchase an ownership interest, valued at over $150 million, in one fiber pair on the transatlantic fiber optic cable system installed by Level 3. As a result of this agreement, both companies will own and operate one fiber pair on the transatlantic cable. The Company expects to recognize revenue on a portion of this contract in the fourth quarter of 2000, with the remainder being recognized over the term of the contract.

On August 24, 2000 the Company announced that it had signed a letter of intent to purchase more than 2 million cabled fiber kilometers of third generation LEAF fiber from Corning Inc. Level 3 plans to begin installing the fiber in its

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

second conduit in the first quarter of 2001 and expects to be substantially complete by the end of the year. Corning's LEAF fiber will significantly increase Level 3's network capacity.

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

Expansion of Business Plan

On January 24, 2000, Level 3 announced the expansion of its Business Plan to increase the amount of gateway and technical space it intends to secure to approximately 6.5 million square feet. As of September 30, 2000, the Company has secured approximately 5.5 million square feet of data center space around the world and has pre-funded the acquisition of another 1.0 million square feet for data center space. In addition, the expansion includes plans to build-out additional local markets in Europe and Asia, the third ring of the European intercity network, and the expansion of existing local facilities. At the end of the third quarter, Level 3 had operational Gateways in 41 U.S. markets, five European markets and one Asian market.

Global Crossing Co-Build Agreement

On February 17, 2000, Level 3 announced a co-build agreement whereby Global Crossing will participate in the construction of and obtain a 50% ownership interest in the previously announced Level 3 transatlantic fiber optic cable. Under the co-build agreement, Level 3 and Global Crossing will each separately own and operate two of the four fiber pairs on Level 3's transatlantic cable.
Level 3 also announced that it will acquire additional capacity on Global Crossing's transatlantic cable Atlantic Crossing 1.

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

The Company valued the notes in total at $780 million at February 29, 2000. Due to the decline in the Euro exchange rate (1 (Euro) to $ 0.975 at February 29, 2000 compared to 1 (Euro) to $ 0.879 at September 30, 2000), the notes were valued by the Company at $703 million at September 30, 2000.

Viatel Agreement

On April 12, 2000, Level 3 signed an agreement with Viatel whereby Viatel agreed to purchase an ownership interest, valued at over $150 million, in one fiber pair on Level 3's transatlantic fiber optic cable system installed by Level 3. As a result of this agreement, both companies will own and operate one fiber pair on the transatlantic cable. The Company expects to recognize revenue on a portion of this contract during the fourth quarter of 2000, with the remainder being recognized over the term of the contract.

Extension of Shareworks Program

In July 2000, the Company adopted a convertible outperform stock option program ("C-OSO"), as an extension of the existing Shareworks plan. The program is a component of the Company's ongoing employee retention efforts and offers the same features of an OSO, but provides an employee with the greater of the value of a single share of the Company's common stock at exercise, or the calculated OSO value of a single OSO at the time of exercise.

C-OSO awards are made to eligible employees employed on the date of the grant. The first awards were made in September 2000 and the next awards are expected to be made to the participants in December 2000. Each award vests over three years as follows: 1/6 of each grant in the first year, a further 2/6 in the second year and the remaining 3/6 in the third year. Each award is immediately exercisable upon vesting. Awards expire four years from the date of the grant.

Corning  Fiber  Agreement

On August 24, 2000 the Company announced that it had signed a letter of intent to purchase more than 2 million cabled fiber kilometers of third generation LEAF fiber from Corning Inc. Level 3 plans to begin installing the fiber in its second conduit in the first quarter of 2001 and expects to be substantially complete by the end of the year. Corning's LEAF fiber will significantly increase Level 3's network capacity.

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

Effective July 1, 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66". Certain sale and long-term right-to-use agreements of dark fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. Failure to satisfy the requirements of the FASB Interpretation will result in the deferral of revenue recognition for these agreements over the term of the agreement (currently up to 20 years). The adoption of this FASB Interpretation does not have a current effect on the Company's cash flows however, it will result in the substantial amounts of deferred revenue related to long-term dark fiber and capacity IRU agreements.

Accounting practice and guidance with respect to the accounting treatment of the above transactions is evolving. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these agreements in the future.

Results of Operations 2000 vs. 1999

Third Quarter 2000 vs. Third Quarter 1999

Revenue for the quarters ended September 30, is summarized as follows (in millions):
                                                         2000          1999
                                                         ------------------
      Communications and Information Services         $  285         $    69
      Coal Mining                                         50              60
      Other                                                6               5
                                                       -----           -----
                                                      $  341          $  134
                                                      ======          ======


Communications and information services revenue for the three months ended September 30, 2000 increased 313% compared to the same period in 1999. This increase was due to growth in the communications business; communications revenue increased by $219 million, or 608% from the same quarter last year. Revenue from communications services only, excluding dark fiber sales and reciprocal compensation, was $136 million. Included in total communications revenue was $101 million of non-recurring revenue from U.S. dark fiber contracts entered into before June 30, 1999. Also included in total communications revenue for the quarter was $18 million attributable to reciprocal compensation.

Information services revenue, which is comprised of applications and outsourcing businesses decreased from $33 million in 1999 to $30 million in 2000. This $3 million, or 9%, decrease is due to a reduction in applications revenue from $16 million in 1999 to $13 million in 2000. The decrease in applications revenue was largely due to Year 2000 computer consulting work that was completed in 1999. Outsourcing revenue was $17 million for the third quarter of 2000 and 1999.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Coal mining revenue decreased $10 million in the third quarter of 2000 compared to the same period in 1999. The decrease in revenue is primarily attributable to the reduced shipments under long-term coal contracts. Full year 2000 coal revenue is expected to be approximately 10% less than full year 1999 coal revenue due to reduced shipments under long-term coal contracts in 2000. The Company expects to experience a significant decline in coal revenue and earnings beginning in 2001 as long-term contracts begin to expire.

Other revenue was similar to 1999 and is primarily attributable to California Private Transportation Company, L.P. ("CPTC") the owner-operator of the SR91 tollroad in southern California.

Cost of Revenue for the third quarter 2000 was $199 million, representing a 99% increase over third quarter 1999 cost of revenue of $100 million as a result of the expanding communications business. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 144% during the quarter ended September 30, 1999 to 62% during the same period of 2000. This decrease is attributed to the expanding communications business. The cost of revenue for the information services businesses, as a percentage of its revenue, was 67% for the third quarter of 2000 and consistent with the cost of revenue for the same period in 1999. The cost of revenue for the coal mining business, as a percentage of revenue, was 42% for the third quarter of 2000 down from 43% for the same period in 1999. In December 1999 Commonwealth Edison Company ("Commonwealth") and the Company renegotiated certain coal contracts whereby Commonwealth is no longer required to take delivery of its coal commitments but still must pay Level 3 the margins Level 3 would have earned had the coal been delivered. Thus, cost of revenue for the coal mining business, as a percentage of revenue, decreased in 2000 compared to 1999.

Depreciation and Amortization expenses for the quarter were $164 million, a 160% increase from the third quarter 1999 deprecation and amortization expenses of $63 million. This increase is a direct result of the communications assets placed in service in the later half of 1999 and the nine months ended September 30, 2000, including gateways, local networks and intercity segments.

Selling, General and Administrative expenses were $298 million in the three months ended September 30, 2000, a 67% increase over third quarter 1999. This increase primarily results from the Company's addition of over 2,200 employees since the end of third quarter 1999. The Company added over 900 employees to the communications business during the quarter ending September 30, 2000, bringing the total number of Level 3 employees to approximately 5,900. Compensation, travel and facilities costs increased substantially due to the additional employees. The Company also recorded $61 million in non-cash compensation for the third quarter of 2000 for expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock based compensation programs; $39 million of non-cash compensation was recorded for the same period in 1999. The increase in non-cash compensation is due predominantly to an increase in the number of employees. Communication expenses and insurance costs also contributed to the higher selling, general and administrative expenses. As the Company continues to implement the Business Plan, add additional employees and implement compensation arrangements to attract and retain additional employees, selling, general and administrative costs are expected to continue to increase significantly.

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA improved to a loss of $95 million in the third quarter of 2000 from a $105 million loss for the same period in 1999. This improvement was predominantly due to the higher margins received from the communications business (specifically dark fiber sales). EBITDA is commonly used in the

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

communications   industry  to  analyze  companies  on  the  basis  of  operating performance. EBITDA is not intended to represent cash flow for the periods indicated. See Consolidated Condensed Statement of Cash Flows.

Interest Income increased 71% in 2000 to $87 million from $51 million in 1999 predominantly due to the Company's increased average cash, cash equivalents and marketable securities balances. The Company's average cash balance increased as a result of the $5.4 billion in net proceeds received from debt and equity offerings completed in February 2000 and $1.3 billion of proceeds from the Convertible Subordinated Notes and Senior Secured Credit Facility borrowings in September 1999. The increase in interest income is also due to increasing yields on the Company's investments due to increased market rates. Pending utilization of the cash, cash equivalents and marketable securities, the Company invests the funds primarily in government and government agency securities. The investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Business Plan.

Interest Expense, net increased by $30 million to $64 million during the third quarter of 2000. Interest expense increased substantially due to the 6% Convertible Subordinated Notes issued in September 1999 as well as the Senior Secured Credit Facility entered into in September 1999. Third quarter 2000 also includes interest expense for the debt offerings completed in February 2000. The Company issued approximately $3 billion in debt securities on February 29, 2000 at rates ranging from 6.0% to 12.875%. The amortization of the related debt issuance costs also contributed to the increased interest expense in 2000. Partially offsetting this increase was an increase in capitalized interest from $35 million in the third quarter of 1999 to $106 million in the third quarter of 2000.

Equity in Losses of Unconsolidated Subsidiaries was $70 million in 2000, compared to $34 million in 1999. The equity losses are predominantly attributable to RCN Corporation, Inc. ("RCN"). RCN is a facilities-based provider of communications services to the residential markets primarily on the East and West coasts as well as in Chicago and the largest regional Internet service provider in the Northeast. RCN is incurring significant costs in developing its business plan. The Company's share of RCN's losses, including goodwill amortization, increased by $33 million from third quarter 1999 to $70 million for the third quarter 2000.

Other, net increased to $6 million in 2000 from ($1) million in 1999. The increase is predominately attributed to the third quarter sale of the Company's 50% interest (representing the Company's entire interest) in the Walnut Creek Mining Company, to a related party, which resulted in a $22 million pre-tax gain. This gain was partially offset by a loss from other-than temporary changes in the value of investments.

Income Tax Benefit for the third quarter of 2000 differs from the statutory rate due to the limited availability of taxable income in the carryback period for which current year losses can be offset. The income tax benefit in 1999 differs from the statutory rate of 35% primarily due to losses incurred by the Company's international subsidiaries, which cannot be included in the consolidated U.S. federal return, nondeductible goodwill amortization expense and state income taxes. For fiscal 2000, Level 3 will recognize a portion of the expected annual benefit in each period equal to the ratio of pre-tax loss for the period to the total estimated loss for the year as the Company is currently unable to conclude under the relevant accounting standards that the net operating losses will be realizable.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Nine Months 2000 vs. Nine Months 1999

Revenue for the nine months ended September 30, is summarized as follows (in millions):
                                                        2000            1999
                                                        --------------------
   Communications and Information Services              $  589        $  168
    Coal Mining                                            146           158
    Other                                                   17            16
                                                        ------        ------
                                                        $  752        $  342
                                                        ======        ======



Communications and information services revenue increased during the first nine months of 2000 by 251% compared to the same period in 1999. This increase was due to growth in the communications business; communications revenue increased by $436 million, or 632% from the same period last year. Revenue from communications services only, excluding dark fiber sales and reciprocal compensation, was $316 million. Included in total communications revenue was $149 million of non-recurring revenue from U.S. dark fiber contracts entered into before June 30, 1999 that met the criteria for sales-type lease accounting. Also included in total communications revenue for the first nine months was $40 million attributable to reciprocal compensation.

Information services revenue, which is comprised of applications and outsourcing businesses, decreased from $99 million in 1999 to $84 million in 2000. This $15 million or 15% decrease, is due in part to a decrease in outsourcing revenue from $51 million in 1999 to $46 million in 2000. Outsourcing revenue decreased due to the expiration of contracts and certain current clients negotiating new contracts and extending the contract life at lower rates. Outsourcing revenue was also affected by the completion in 1999 of Year 2000 computer processing work. Applications revenue decreased from $48 million in 1999 to $38 million in 2000 largely due to Year 2000 computer consulting work that was completed in 1999.

Coal mining revenue for the first nine months of 2000 decreased $12 million compared to the same period in 1999. Full year 2000 coal revenue is expected to be approximately 10% less than full year 1999 coal revenue due to reduced shipments under long-term coal contracts in 2000 and the sale of the Company's entire interest in the Walnut Creek Mining Company.

Cost of Revenue for the first nine months of 2000 was $483 million, representing a 99% increase over 1999 cost of revenue of $243 million as a result of the expanding communications business. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 154% during the period ended September 30, 1999 to 72% for the same period of 2000. This decrease is attributed to the expanding communications business and the strong margins on dark fiber sales. The cost of revenue for the information services businesses, as a percentage of its revenue, was 72% for the first nine months of 2000 compared to 66% for the same period in 1999. The renegotiated outsourcing contracts are primarily responsible for the decline in information services margins. The Company expects full year gross margin for the communications business to be approximately 25% in 2000. The cost of revenue for the coal mining business, as a percentage of revenue, was 40% for the first nine months of 2000 down from 46% for the same period in 1999. In December 1999 Commonwealth and the Company renegotiated certain coal contracts whereby Commonwealth is no longer required to take delivery of its coal commitments but still must pay Level 3 the margins Level 3 would have earned had the coal been delivered.

Depreciation and Amortization expenses for the period were $391 million, a 152% increase over 1999 deprecation and amortization expenses of $155 million. This increase is a direct result of the communications assets placed in service in

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

the later half of 1999 and the nine months ended September 30, 2000, including Gateways, local networks and intercity segments.

Selling, General and Administrative expenses were $783 million in 2000, representing a 70% increase over 1999. This increase primarily results from the Company's addition of over 2,200 employees during the past 12 months. There was a substantial increase in compensation, travel and facilities costs due to the additional employees. The Company also recorded $158 million in non-cash compensation for the nine months ended September 30, 2000 for expenses recognized under SFAS No. 123 related to grants of stock options and warrants; $86 million of non-cash compensation was recorded for the same period in 1999. The increase in non-cash compensation is due predominantly to an increase in the number of employees. Communications, insurance, bad debt, data processing and marketing costs also contributed to the higher selling, general and administrative expenses.

EBITDA, as defined by the Company, decreased to a loss of $356 million for the nine months ended September 30, 2000 from a $275 million loss for the same period in 1999. This decrease was predominantly due to the increase in selling, general and administrative expenses resulting from the rapid expansion of the communications business.

Interest Income was $255 million for the first nine months of 2000 compared to $158 million in 1999. This 61% increase was predominantly due to the Company's increased average cash, cash equivalents and marketable securities balances. Average cash balances increased largely due to the approximately $5.4 billion in proceeds received from the February 29, 2000 debt and equity offerings. The Company's average cash balance also increased as a result of the September 1999 Subordinated Notes offering and Senior Secured Credit Facility agreement. The increase in interest income is also due to increasing yields on the Company's investments due to increased market rates.

Interest Expense, net for the nine months ended September 30, 2000 of $195 million represents a 48% increase from the same period in 1999. The substantial increase was due to the 6% Convertible Subordinated Notes issued in September 1999, the Senior Secured Credit Facility entered into in September 1999, as well as the approximately $3 billion in debt securities issued on February 29, 2000. The amortization of the related debt issuance costs also contributed to the increased interest expense in 2000. Partially offsetting this increase was an increase in capitalized interest from $65 million in the nine months ended September 30, 1999 to $263 million for the same period in 2000.

Equity in Losses of Unconsolidated Subsidiaries was $186 million for the nine months ended September 30, 2000, compared to $83 million in 1999. The equity losses are predominantly attributable to RCN. The Company's share of RCN's losses, including goodwill amortization, increased by $100 million from 1999 to $190 million for the nine months ended September 30, 2000.

Gains on Equity Investee Stock Transactions was $95 million for the nine months ended September 30, 2000 compared to $116 million for the same period in 1999. RCN issued stock for the acquisition of 21st Century Telecom Group, Inc and for certain transactions in the nine months ended September 30, 2000 which diluted the Company's ownership of RCN from 35% at December 31, 1999 to 31% at September 30, 2000. In 1999, RCN issued stock in a public offering and for certain transactions, which resulted in a pre-tax gain of $116 million to the Company.

Other, net decreased to $3 million in 2000 from $18 million in 1999. The decrease is predominately due to a $17 million gain from the sale of its equity position in Burlington Resources, Inc. recognized in 1999.

Income Tax Benefit for the nine months ended September 30, 2000 differs from the statutory rate due to the limited availability of taxable income in the carryback period for which current year losses can be offset. The income tax benefit in 1999 differs from the statutory rate of 35% primarily due to losses

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

incurred by the Company's international subsidiaries, which cannot be included in the consolidated U.S. federal return, nondeductible goodwill amortization expense and state income taxes. For fiscal 2000, Level 3 will recognize a portion of the expected annual benefit in each period equal to the ratio of pre-tax loss for the period to the total estimated loss for the year as the Company is currently unable to conclude under the relevant accounting standards that the net operating losses will be realizable.

Financial Condition - September 30, 2000

The Company's working capital increased from $2.8 billion at December 31, 1999 to $4.1 billion at September 30, 2000 due primarily to the proceeds from the debt and equity offerings completed in February 2000. In February 2000, the Company issued approximately 23 million shares of common stock with net proceeds of approximately $2.4 billion, $863 million in Convertible Subordinated Notes, $1.4 billion in three tranches of U.S. dollar denominated debt securities, and $780 million from two tranches of Euro denominated senior debt securities.

Cash provided by operations increased from $410 million in 1999 to $512 million in 2000. Changes in components of working capital, including the receipt of $245 million in federal income tax refunds and payments for deferred dark fiber transactions for which revenue will be deferred, are primarily responsible for the increase in cash provided by operations. The increase was also partially due to additional interest income in 2000 as a result of the proceeds received from the debt and equity offerings. The increase was partially offset by increased interest expense paid during 2000 and costs incurred to expand the communications business. Interest paid during the first nine months of 2000, as compared to the same period in 1999, increased due to cash payments on the Senior Secured Credit Facility and semi-annual payments on the 6.0% Convertible Subordinated Notes due 2009, and the February 2000 borrowings.

Investing activities include using the proceeds from the debt and equity offerings to purchase $7.4 billion of marketable securities and approximately $4.4 billion of capital expenditures, primarily for the expanding communications and information services business. The Company also realized $5.9 billion of proceeds from the sales and maturities of marketable securities.

Financing sources in 2000 consisted primarily of the net proceeds of $2.4 billion from the issuance of 23 million shares of Level 3 common stock, total net proceeds of approximately $3.1 billion from the issuance of debt and the exercise of the Company's stock options for $14 million. The Company also repaid long-term debt of $18 million during the nine months ended September 30, 2000 primarily related to the Pavilion Towers office complex and CPTC.

Liquidity and Capital Resources

Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has commenced the implementation of a plan to become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company has expanded substantially the business of its subsidiary, (i)Structure, Inc. (formerly PKS Information Services, Inc.), and created, through a combination of construction, purchase and leasing of facilities and other assets, an advanced, international, end-to-end, facilities-based communications network. The Company has designed its network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The  development  of  the  Business  Plan  will  require   significant   capital
expenditures, a substantial portion of which will be incurred before any significant related revenues from the Business Plan are expected to be realized. These expenditures, together with the associated early operating expenses, may

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, the actual construction costs or the timing of the expenditures may deviate from current estimates. The Company's capital expenditures in connection with the Business Plan were approximately $4.4 billion during the nine months ended September 30, 2000. The majority of the spending was for construction of the U.S. and European intercity networks, certain local networks in the U.S. and Europe, and the transatlantic cable network. Total capital expenditures for 2000 are expected to be approximately $6.3 billion. This increase in the rate of capital expenditures is the result of acceleration and expansion in scope of the Company's Business Plan. The proceeds received from the February 2000 debt and equity offerings combined with the cash and marketable securities already on hand and the undrawn commitments under the senior secured credit facility, provided Level 3 with approximately $6.0 billion of funds available at the end of the quarter. The Company's current liquidity and committed contracts should be sufficient to fund the currently committed portions of the Business Plan.

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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Year 2000

Level 3 Communications, LLC.

Level 3's wholly owned subsidiary, Level 3 Communications, LLC, is a new company that is implementing new technologies to provide Internet Protocol technology-based communications services to its customers. The expenses associated with Level 3 Communications, LLC's year 2000 remediation program did not have a material effect on the operating results or financial condition of Level 3 Communications, LLC through September 30, 2000. Level 3 Communications, LLC is not aware of any problems associated with Year 2000 issues. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of Level 3 as a result of the Year 2000 problem, will not have a material adverse effect on Level 3 Communications, LLC's financial condition or results of operations in the future.

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

The expenses associated with (i)Structure's Year 2000 efforts, did not, and the related potential effect on (i)Structure earnings are not expected to have a material effect on the future operating results or financial condition of Level
3. (i)Structure is not aware of any problems concerning Year 2000 issues. There can be no assurance, however, that the Year 2000 problem, and any loss incurred by any customers of (i)Structure as a result of the Year 2000 problem, will not have a material adverse effect on Level 3's financial condition or results of operations in the future.

Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to interest rate risk increased due to the $1.375 billion Senior Secured Credit Facility entered into by the Company in September 1999 and the Commercial Mortgage entered into in June 2000. As of September 30, 2000, the Company had borrowed $475 million under the Senior Secured Credit Facility and $120 million under the Commercial Mortgage. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the facility. A hypothetical 10% increase in interest rates would increase annual interest expense of the Company by approximately $6 million. The Company continues to evaluate alternatives to limit interest rate risk.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments is approximately $948 million as of September 30, 2000, which is significantly higher than their carrying value of $199 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $190 million decrease in fair value of these investments. The
Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company's Business Plan includes developing and constructing networks in Europe and Asia. As of September 30, 2000, the Company had invested significant amounts of capital in Europe and will continue to expand its presence in Europe and Asia in 2000. The Company issued (Euro)800 million in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries. Other than the issuance of the Euro denominated debt, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

      Exhibit
       Number
       ------

        27       Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the third quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               LEVEL 3 COMMUNICATIONS, INC.


Dated: November 2, 2000                        \s\ Eric J. Mortensen
                                               ----------------------------
                                               Eric J. Mortensen
                                               Vice President, Controller
                                               and Principal Accounting Officer

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

  Exhibit
    No.
    ---


    27            Financial Data Schedule.