Form 10-K
period 2000-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2001-03-08
CIK 794323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from          to

                        Commission file number: 0-15658

                                 ------------
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

                                 ------------
          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share
  Rights to Purchase Series A Junior Participating Preferred Stock, par value
                                 $.01 per share

                                 ------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Title                               Outstanding
 Common Stock, par value $.01 per share  367,802,921 as of February 26, 2001

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

    Portions of the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this
                                   Form 10-K

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

   Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements include, among others, statements concerning:

  . the Company's communications and information services business, its advantages and the Company's strategy for implementing the business plan;

  . anticipated growth of the communications and information services industry;

  . plans to devote significant management time and capital resources to the Company's business;

  . expectations as to the Company's future revenues, margins, expenses and capital requirements;

  . anticipated dates on which the Company will begin providing certain services or reach specific milestones in the development and implementation of its business; and

  . other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

   These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent Level 3 from achieving its stated goals include, but are not limited to, the Company's failure to:

  . achieve and sustain profitability based on the implementation of its advanced, international, facilities based communications network based on Internet Protocol technology;

  .  overcome significant early operating losses;

  .  produce sufficient capital to fund its business;

  . develop financial and management controls, as well as additional controls of operating expenses as well as other costs;

  .  attract and retain qualified management and other personnel;

  . install on a timely basis the switches/routers, fiber optic cable and associated electronics required for successful implementation of the Company's business;

  . successfully complete commercial testing of new technology and Company information systems to support new products and services, including voice transmission services;

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

ITEM 1. BUSINESS

   Level 3 Communications, Inc. and its subsidiaries ("Level 3" or the "Company") engage in the communications, information services and coal mining businesses through ownership of operating subsidiaries and substantial equity positions in public companies. In late 1997, the Company announced the business plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international, facilities based communications network based on Internet Protocol technology (the "Business Plan").

   The Company is a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created, generally by constructing its own assets, but also through a combination of purchasing and leasing of facilities, the Level 3 Network--an advanced, international, facilities based communications network. The Company has designed the Level 3 Network to provide communications services, which employ and leverage rapidly improving underlying optical and Internet Protocol technologies.

   Market and Technology Opportunity. The Company believes that ongoing technology advances in both optical and Internet Protocol technologies are revolutionizing the communications industry and will facilitate rapid decreases in unit costs for communications service providers that are able to most effectively leverage these technology advances. Service providers that can effectively leverage technology advances and rapidly reduce unit costs will be able to offer significantly lower prices, which, the Company believes, will drive an even more dramatic increase in the demand for communications services. The Company believes that there are two primary factors driving this market dynamic which it refers to as "Silicon Economics":

  . Rapidly Improving Technologies. Over the past few years, both optical and Internet Protocol based networking technologies have undergone extremely rapid innovation, due, in large part, to market based development of underlying technologies. This rapid technology innovation has resulted in both a rapid improvement in price-performance for optical and Internet Protocol systems, as well as rapid improvement in the functionality and applications supported by these technologies. The Company believes that this rapid innovation will continue well into the future.

  . High Demand Elasticity. The Company believes rapid decreases in communication services costs and prices causes the development of new bandwidth-intensive applications, which drive even more significant increases in bandwidth demand. As an example, industry analysts estimate that Internet traffic is growing at greater than 100% per year. In addition, communications services are direct substitutes for other, existing modes of information distribution such as traditional broadcast entertainment and distribution of software, audio and video content using physical media delivered over motor transportation systems. The Company believes that as communications services improve more rapidly than these alternative content distribution systems, significant demand will be generated from these sources. The Company believes that high elasticity of demand from both these new applications and substitution for existing distribution systems will continue for the foreseeable future.

   The Company also believes that there are several significant implications that result from this Silicon Economics market dynamic:

  . Incorporating Technology Changes. Given the rapid rate of improvement in optical and Internet Protocol technologies, those communications service providers that are most effective at rapidly deploying new technologies will have an inherent cost and service advantage over companies that are less effective at deploying these new technologies.

  . Capital Intensity. The rapid improvements in these technologies and the need to move to new technologies more quickly results in shortened economic lives of underlying assets. To achieve the rapid unit cost reductions and improvements in service capabilities, service providers must deploy new generations of technology sooner, resulting in a more capital-intensive business model. Those providers with the technical, operational and financial ability to take advantage of the rapid advancements in these technologies are expected to have higher absolute capital requirements, shortened asset lives, rapidly decreasing unit costs and prices, rapidly increasing unit demand and higher cash flows and profits.

  . Industry Structure. As a result of the rapid innovation in the underlying technology, the communications industry is visibly shifting from a utility model to a technology model. Just as in the computing industry, where market-based standards and rapid price performance improvements have existed for over 20 years, it is extremely difficult for a single communications company to be best-of-class across a wide variety of disciplines in a rapidly changing environment. Rather, an opportunity exists for companies to focus on areas in which they have significant competitive advantages and develop significant market share in a disaggregated industry structure.

   Level 3's Strategy. The Company is seeking to capitalize on the opportunities presented by significant advancements in optical and Internet Protocol technologies by pursuing its Business Plan. Key elements of the Company's strategy include:

  . Become the Low Cost Provider of Communications Services. Level 3's network has been designed to provide high quality communications services at a lower cost. For example, the Level 3 Network is constructed using multiple conduits to allow the Company to cost-effectively deploy future generations of optical networking components (both fiber and transmission electronics and optronics) and thereby expand capacity and reduce unit costs. In addition, the Company's strategy is to maximize the use of open, non-proprietary interfaces in the design of its network software and hardware. This approach is intended to provide Level 3 with the ability to purchase the most cost-effective network equipment from multiple vendors and allow Level 3 to deploy new technology more rapidly and effectively.

  . Combine Latest Generations of Fiber and Optical Technologies. In order to achieve unit cost reductions for transmission capacity, Level 3 has designed its network with multiple conduits to deploy successive generations of fiber to exploit improvements in optical transmission technology. Optimizing optical transmission systems to exploit specific generations of fiber optic technology currently provides transmission capacity on the new fiber more cost effectively than deploying new optical transmission systems on previous generations of fiber.

  . Offer a Comprehensive Range of Communications Services. The Company provides a comprehensive range of communications services over the Level 3 Network. The Company is offering broadband transport services under the brand name (3)LinkSM, colocation services under the brand name
     (3)CenterSM Colocation, Internet access services under the brand name
     (3)CrossroadsSM, and Softswitch based services under the brand names
     (3)ConnectSM Modem and (3)VoiceSM. The availability of these services varies by location.

  . Provide Upgradeable Metropolitan Backbone Networks. Level 3's significant investment in metropolitan optical networks enables the Company to connect directly to points of traffic aggregation. These traffic aggregation facilities are typically locations where Level 3's customers wish to interconnect with the Level 3 Network. Level 3's metropolitan backbone networks allow Level 3 to extend its network services to these aggregation points at low costs. The Company is constructing metropolitan networks totaling 15,000 conduit miles and 440,000 fiber miles. These metropolitan networks are a significant strategic advantage versus other intercity communications companies that must connect to customers using low capacity, legacy facilities provided by former local monopoly providers. This difficult situation is sometimes referred to as the "local loop bottleneck".

  . Provide Significant Colocation Facilities. Level 3 believes that providing colocation services on its network attracts communications intensive customers by allowing Level 3 to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third-party networks and improved network performance. Therefore, Level 3 believes that controlling significant colocation facilities in its Gateways provides it with a competitive advantage.

   As of December 31, 2000, Level 3 had secured approximately 6.0 million square feet of space for its Gateway and colocation facilities and had completed the buildout of approximately 2.8 million square feet of this space. Level 3 believes it currently has more colocation and Gateway space than any of its communications company competitors.

  . Target Communications Intensive Customers. The Company's distribution strategy is to utilize a direct sales force focused on communications intensive businesses. These businesses include both traditional and next generation carriers, ISPs, application service providers, content providers, systems integrators, web-hosting companies, media distribution companies, web portals, eCommerce companies, streaming media companies, storage providers and wireless communications providers. Providing communications services at continually declining bandwidth costs and prices is at the core of the Company's market enabling strategy since bandwidth generally represents a substantial portion of these businesses' costs.

  . Utilize Optimization Technologies. In order to effectively manage its business in a rapidly changing environment, Level 3 has assembled an operations research department that has developed and continues to refine a sophisticated non-linear, mixed integer optimization model. The objective for this model is to maximize the net present value of the Company's cash flows given relevant constraints. This tool is designed to allow Level 3 to determine optimal pricing for its services, to determine demand forecasts based on price elasticity, to optimize network design based on optimal topology and optronics configuration, to optimize network implementation based on optimal timing of capacity installation, to optimize the timing of introducing new technologies and to determine long-term network requirements. The Company believes that its optimization proficiency and technology is a source of significant competitive advantage.

  . Provide Seamless Interconnection to the Public Switched Telephone Network (the "PSTN"). The Company offers (3)VoiceSM long distance service, which service allows the seamless interconnection of the Level 3 Network with the PSTN for long distance voice transmissions. Seamless interconnection allows customers to use Level 3's Internet Protocol based services without modifying existing telephone equipment or dialing procedures (that is, without the need to dial access codes or follow other similar special procedures). The Company's (3)ConnectSM Modem turnkey modem infrastructure service uses similar Softswitch technology to seamlessly interconnect to the PSTN and to the public Internet.

  . Develop Advanced Business Support Systems. The Company has developed and continues to develop a substantial, scalable and web-enabled business support system infrastructure specifically designed to enable the Company to offer services efficiently to its targeted customers. The Company believes that this system will reduce its operating costs, give its customers direct control over some of the services they buy from the Company and allow the Company to grow rapidly while minimizing redesign of its business support systems.

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

   Competitive Advantages. The Company believes that it has the following competitive advantages that, together with its strategy, will assist it in implementing the Business Plan:

  . Experienced Management Team. Level 3 has assembled a management team that it believes is well suited to implement the Business Plan. Level 3's senior management has substantial experience in leading the development and marketing of communications products and services and in designing, constructing and managing intercity, metropolitan and international networks.

  . A More Readily Upgradeable Network Infrastructure. Level 3's network design takes advantage of recent technological innovations, incorporating many of the features that are not present in older communication networks, and provides Level 3 flexibility to take advantage of future developments and innovations. Level 3 has designed the transmission network to optimize all aspects of fiber and optronics simultaneously as a system to deliver the lowest unit cost to its customers. As fiber and optical transmission technology changes, Level 3 expects to realize new unit cost improvements by deploying the latest fiber in available empty or spare conduits in the multiple conduit Level 3 Network. Each new generation of fiber enables associated optical transmission equipment to be spaced further apart and carry more traffic than the same equipment deployed on older generations of fiber. The Company believes that the spare conduit design of the Level 3 Network will enable Level 3 to lower costs and prices while enjoying higher margins than its competitors.

  . Integrated End-to-End Network Platform. Level 3's strategy is to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity networks in North America and Europe. The Company believes that the integration of its metropolitan and intercity networks with its colocation facilities will expand the scope and reach of its on-net customer coverage, facilitate the uniform deployment of technological innovations as the Company manages its future upgrade paths and allow the Company to grow or scale its service offerings rapidly. Level 3 believes that it is the only global communications service provider with the unique combination of large fiber-count, multi-conduit metropolitan networks, uniformly deployed multi-conduit intercity networks and substantial colocation facilities.

  . Prefunded Business Plan. Level 3 has substantially prefunded its Business Plan through free cash flow breakeven through approximately $14 billion in cumulative debt and equity capital raised to date. As a result, Level 3 believes that it has lower financial risk relative to certain other communications service providers.

The Level 3 Network.

   The Level 3 Network is an advanced, international, facilities based communications network. Through 2000, the Company primarily offered its communications services using local and intercity facilities that had been leased from third parties. This enabled the Company to develop and offer certain of its services during the construction of its own facilities. As the Company has substantially completed the construction of the North American intercity network and as well as two Rings of the European intercity network, the portion of the Company's network that is owned by the Company will increase significantly and the portion of the facilities leased will decrease significantly. At completion, the Company's network is expected to encompass:

  .  an intercity network covering nearly 16,000 miles in North America;

  .  leased or owned local networks in 56 North American markets;

  .  an intercity network covering approximately 4,750 miles across Europe;

  .  leased or owned local networks in 21 European and Pacific Rim markets;

  . approximately 6.5 million square feet of Gateway and transmission facilities in North America, Europe and the Pacific Rim; and

  . significant undersea capacity, including a 1.28 Tbps transatlantic cable system and a 2.56 Tbps Northern Asia cable system connecting Hong Kong, Japan, Taiwan and Korea.

   Intercity Networks. The Company's nearly 16,000 mile fiber optic intercity network in North America consists of the following:

  . Multiple conduits connecting approximately 200 North American cities. In general, Level 3 has installed groups of 10 to 12 conduits in its intercity network. The Company believes that the availability of spare conduit will allow it to deploy future technological innovations in optical networking components as well as providing Level 3 with the flexibility to offer conduit to other entities.

  . Initial installation of optical fiber strands designed to accommodate dense wave division multiplexing transmission technology. In addition, the Company believes that the installation of newer optical fibers will allow a combination of greater wavelengths of light per strand, higher transmission speeds and greater spacing of network electronics. The Company also believes that each new generation of optical fiber will allow increases in the performance of these aspects of the fiber and will result in lower unit costs.

  . High speed SONET transmission equipment employing self-healing protection switching and designed for high quality and reliable transmission. The Company expects that over time, SONET equipped networks will be replaced with network designs that employ a "mesh" architecture made possible by advances in optical technologies. A mesh architecture allows carriers to establish alternative protection schemes that reduce the amount of capacity required to be reserved for protection purposes.

  . A design that maximizes the use of open, non-proprietary hardware and software interfaces to allow less costly upgrades as hardware and software technology improves.

   During 2000, the Company substantially completed the construction of its North American intercity network. Deployment of the North American intercity network was accomplished through simultaneous construction efforts in multiple locations, with different portions being completed at different times. As of December 31, 2000, the Company had completed construction of 15,486 route miles of the North American intercity network.

   In Europe, the Company is deploying an approximately 4,750 mile fiber optic intercity network with characteristics similar to those of the North American intercity network. During 2000, the Company completed the construction of both Ring 1 and Ring 2 of its European network. Ring 1, which is approximately 1,800 miles, connects the major European cities of Paris, Frankfurt, Amsterdam, Brussels and London and was operational at December 31, 2000. Ring 2, which is approximately 1,600 miles, connects the major German cities of Berlin, Cologne, Dusseldorf, Frankfurt, Hamburg, Munich and Stuttgart. Construction on Ring 2 has been completed and the Company expects Ring 2 to be operational during the first quarter of 2001.

   Level 3's European network is linked to the Level 3 North American intercity network by the Level 3 transatlantic 1.28 Tbps cable system, which was also completed and placed into service during 2000. The transatlantic cable system-- referred to by the Company as Yellow--has an initial capacity of 320 Gbps and is upgradeable to 1.28 Tbps. The deployment of Yellow was complete pursuant to a co-build agreement announced in February 2000, whereby Global Crossing Ltd. participated in the construction of, and obtained a 50% ownership interest in, Yellow. Under the co-build agreement, Level 3 and Global Crossing Ltd. each now separately own and operate two of the four fiber pairs on Yellow. Level 3 also acquired additional capacity on Global Crossing Ltd.'s transatlantic cable, Atlantic Crossing 1, during 2000 to serve as redundant capacity for its fiber pairs on Yellow.

   The Company established its Asia Pacific headquarters in Hong Kong in 1999, and during 2000 the Company completed and opened its Gateway facilities in Tokyo and Hong Kong. In January 2000, Level 3 announced its intention to develop and construct a Northern Asia undersea cable system initially connecting Hong Kong and Japan. The Hong Kong-Japan cable was intended to be the first stage of the Company's construction of an undersea network in the region. At that time, the Company indicated its intention to share construction and operating expenses of the system with one or more industry partners.

   In December 2000, the Company signed an agreement to collaborate with FLAG Telecom on the development of the Northern Asia undersea cable system connecting Hong Kong, Japan, Korea and Taiwan. The system will include Level 3's previously announced eastern link connecting Hong Kong and Japan and a new western link that FLAG Telecom will build to connect Hong Kong, Korea, Taiwan and Japan. The Company expects the Hong Kong to Japan segment of the eastern link to be in service in the second quarter of 2001, with the eastern link's Taiwan segment to follow in late 2001. The Company expects the entire western link to be ready for service in early 2002. Level 3 and FLAG Telecom will each own three fiber pairs throughout the new system. The total cost of the entire Northern Asia system is estimated to be approximately $900 million. Level 3's share of the cost is approximately $450 million.

   Local Market Infrastructure. The Company's local facilities include fiber optic networks connecting Level 3's intercity network Gateway sites to ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, buildings housing communication-intensive end users and Internet peering and transit facilities. Level 3's high fiber count metropolitan networks allow Level 3 to extend its services directly to its customers' locations at very low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks.

   The Company had secured approximately 6.0 million square feet of space for its Gateway and transmission facilities as of December 31, 2000 and had completed the buildout of approximately 2.8 million square feet of this space. The Company's initial Gateway facilities were designed to house local sales staff, operational staff, the Company's transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate
(3)CenterSM Colocation services--that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to the Level 3 Network through dual, fault tolerant connections. The percentage of the total square feet of these facilities that is available for the provision of (3)Center Colocation services is expected to grow over time as the buildout of additional facilities and expansion of existing facilities is completed. These newer facilities are typically larger than the Company's initial facilities and are being designed to include a smaller percentage of total square feet for the Company's transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet for the provision of (3)Center Colocation services. The Company is offering its (3)LinkSM Transport services, (3)CenterSM Colocation services,
(3)CrossroadsSM services, (3)ConnectSM Modem services and (3)VoiceSM services at its Gateway sites. The availability of these services varies by location.

   As of December 31, 2000, the Company had operational, facilities based local metropolitan networks in 26 U.S. markets and six European markets. Also as of December 31, 2000, the Company had entered into interconnection agreements with RBOCs covering 49 North American markets.

   The Company has negotiated master leases with several CLECs and ILECs to obtain leased capacity from those providers so that the Company can provide its clients with local transmission capabilities before its own local networks are complete and in locations not directly accessed by the Company's owned facilities.

   At February 15, 2001, the Company had a total of 63 markets in service: 52 in the United States, nine in Europe and two in Asia. In the United States, the Company markets in service include:

   Albany                   Jacksonville             Portland
   Atlanta                  Jersey City              Providence
   Austin                   Kansas City              Raleigh
   Baltimore                Las Vegas                Richmond
   Boston                   Long Island              Sacramento
   Buffalo                  Los Angeles              Salt Lake City
   Charlotte                Louisville               San Antonio
   Chicago                  Manchester               San Diego
   Cincinnati               Memphis                  San Francisco
   Cleveland                Miami                    San Jose
   Dallas                   Nashville                Seattle
   Denver                   New Orleans              St. Louis
   Detroit                  New York                 Stamford
   El Paso                  Newark                   Tampa
   Fort Worth               Omaha                    Washington, D.C.
   Hartford                 Orlando                  Wilmington
   Houston                  Philadelphia
   Indianapolis             Phoenix

   In Europe, the markets in service include:

   Amsterdam                Hamburg
   Berlin                   London
   Brussels                 Munich
   Dusseldorf               Paris
   Frankfurt

   In Asia, markets in service included Hong Kong and Tokyo.

Communications and Information Services

   Communications Services. Level 3 offers a comprehensive range of communications services, including the following:

  . Transport Services. The Company's transport services are branded "(3)Link SM" and consist of (3)Link SM Global Wavelengths, (3)Link SM Private Line services and (3)Link SM Dark Fiber.

    [_](3)Link SM Global Wavelength. Level 3 is offering (3)Link Global
       Wavelengths--a point-to-point connection of a fixed amount of bandwidth on a particular wavelength or color of light. Currently,
       (3)Link Global Wavelength is available at 2.5GBps and 10GBps. This product is targeted to those customers that require both significant amounts of bandwidth and desire to provide their own traffic protection schemes. The approach enables customers to build and manage a network by deploying their own SONET, ATM or IP equipment at the end points where the wavelength is delivered. (3)Link Global Wavelength is offered through short term, annual and long-term pre-paid leases.

    [_](3)Link SM Private Line services. (3)Link Private Line services consist of a fixed amount of dedicated bandwidth between fixed locations for the exclusive use of the customer. These services are offered with committed levels of quality and with network protection schemes included. (3)Link Private Line services are currently priced at a fixed rate depending upon the distance between end points and the amount of bandwidth required. The Company is offering the following types of private line services:

      . (3)Link SM Private Line--U.S. Intercity Services. Level 3 provides this transport service over its North American intercity network. Available transmission speeds include DS-3, OC-3, OC-12 and OC-48.

      . (3)Link SM Private Line--Metro Services. Level 3 provides this service within a metropolitan area. This service is provided in three categories: Metro Access Stand-alone--a metro circuit is installed from a customer site to a colocation cabinet in a Level 3 Gateway in that city; Metro Point to Point--a circuit is installed between two of a customers' sites by passing through the Level 3 Gateway in that city; and Metro Access--a circuit is installed from the customer's location to access backbone services that are located within the Level 3 Gateway. Available transmission speeds include DS-3, OC-3, OC-12 and OC-48.

      . (3)Link SM Private Line--International Services. Level 3 provides this private line service between two locations on a point to point basis that cross an international boundary. This service can be installed between two customer points-of-presence where each point is located within a Level 3 Gateway facility. The service is available between mainland Europe and the United Kingdom, the United States, Japan and Hong Kong. Available transmission speeds depends upon the country locations, but range from DS-1 to OC-48.

    [_](3)Link SM Dark Fiber. Level 3 offers long-term leases of dark fiber and conduit along its local and intercity networks on a long-term basis. Customers can lease dark fiber and conduit in any combination of three ways: (1) segment by segment, (2) full ring or (3) the entire Level 3 Network. Level 3 offers colocation space in its Gateway and intercity re-transmission facilities to these customers for their transmission electronics.

  .  Colocation and Gateway Services.

    [_](3)Center SM Colocation. The Company offers high quality, data center grade space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment.

      At its colocation sites, the Company offers high-speed, reliable connectivity to the Level 3 Network and to other networks, including both local and wide area networks, the PSTN and Internet. Level 3 also offers customers AC/DC power, emergency back-up generator power, HVAC, fire protection and security. These sites are monitored and maintained 24 hours a day, seven days a week.

      As of December 31, 2000, Level 3 offered (3)Center Colocation in 63 facilities in 60 markets located in the United States, Europe and Asia. Level 3 believes that its ability to offer both metropolitan and intercity communications services to its (3)Center Colocation customers provides it with an advantage over its competitors, because
       (3)Center Colocation customers often spend between 25% and 50% of their operating expenses on communications services.

  . (3)CrossRoads SM. (3)CrossRoads is a high quality, high speed Internet access product offering. The service is offered in a variety of capacities--100BaseT, GigE, DS-1, DS-3, OC-3 and OC-12--using a variety of interfaces including Ethernet and SONET. A unique feature of the service is Destination Sensitive Billing or DSB. Through DSB,
     (3)CrossRoads customers pay for bandwidth based on the origination and destination of their traffic. DSB customers pay for either "Sent" or "Received" bandwidth, but not both.

    Level 3 believes that the combination of Destination Sensitive Billing with metropolitan and intercity networks and significant colocation space is a competitive advantage and that this accounts for the rapid market acceptance of (3)CrossRoads to date.

  . Softswitch Services. Level 3 has pioneered and developed the Softswitch--a distributed computer system that emulates the functions performed by traditional circuit switches enabling Level 3 to control and process telephone calls over an Internet Protocol network. Currently, Level 3 is offering two Softswitch based services:
     (3)Connect SM Modem and (3)Voice SM.

    [_](3)Connect SM Modem. The Company is offering to its (3)Connect Modem customers an outsourced, turn-key infrastructure solution for the management of dial up access to either the public Internet or a corporate data network. (3)Connect Modem was the first service offered by the Company that used Softswitch technology to seamlessly interconnect to the PSTN. ISPs comprise a majority of the customer base for (3)Connect Modem and are provided a fully managed dial up network infrastructure for access to the public Internet. Corporate customers that purchase (3)Connect Modem services receive connectivity for remote users to support data applications such as telecommuting, e-mail retrieval, and client/server applications.

      As part of this service, Level 3 arranges for the provision of local network coverage, dedicated local telephone numbers (which the (3)Connect Modem customer distributes to its customers in the case of an ISP or to its employees in the case of a corporate customer), racks and modems as well as dedicated connectivity from the customer's location to the Level 3 Gateway facility. Level 3 also provides monitoring of this infrastructure 24 hours a day, seven days a week. By providing a turn-key infrastructure modem solution, Level 3 believes that this product allows its customers to save both capital and operating costs associated with maintaining the infrastructure.

    [_](3)Voice SM Services. The Company also offers (3)Voice, an Internet
       Protocol based long distance service, which uses Softswitch technology. This long distance service is currently available for originating long distance calls in 24 markets and is generally targeted at carriers. The end users of the Company's (3)Voice carrier customers place a long distance call by using existing telephone equipment and dialing procedures. The local service provider transfers the call to the Level 3 Softswitch where it is converted to Internet Protocol format. The call is then transmitted along the Level 3 Network to another Level 3 Gateway facility closest to the receiving city where it is sent to the called party in whatever format is desired, including a standard telephone call. Calls on the Level 3 Softswitch network can be terminated or completed anywhere in the world. The (3)Voice long distance service is offered at a quality level equal to that of the traditional telephone network.

Distribution Strategy

   Level 3's sales strategy is to utilize a direct sales force focused on communications intensive businesses. These targeted businesses include both traditional and next generation carriers, ISPs, application service providers, content providers, systems integrators, web-hosting companies, streaming media companies, storage providers and wireless communications providers. Level 3 believes that these companies are the most significant drivers of bandwidth demand. The past distinctions between retail and wholesale have been blurred as these communications intensive businesses purchase Level 3 services, add value and then market to end-users. Bandwidth constitutes a significant portion of these companies' cost structure and their needs for bandwidth in many cases are growing at an exponential rate. Providing continually declining bandwidth costs to these companies is at the core of Level 3's market enabling strategy.

   For the year ended December 31, 2000, approximately 85% of the Company's sales were to communications intensive customers that package communications services into value added services and directly sell into the residential and business markets. The remaining approximately 15% of Level 3's sales were to other carriers and enterprises.

Business Support System

   In order to pursue its sales and distribution strategies, the Company has developed and is continuing to develop and implement a set of integrated software applications designed to automate the Company's operational processes. Through the development of a robust, scalable business support system, the Company believes that it has the opportunity to develop a competitive advantage relative to traditional telecommunications companies. Whereas traditional telecommunications companies operate extensive legacy business support systems with compartmentalized architectures that limit their ability to scale rapidly and introduce enhanced services and features, Level 3 has developed a business support system architecture intended to maximize both reliability and scalability.

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

  . use of a tiered, client/server architecture that is designed to separate data and applications, and is expected to enable continued improvement of software functionality at minimum cost; and

  . use of pre-developed or "shrink wrapped" applications, where applicable, which will interface to Level 3's internally developed applications.

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

   As of December 31, 2000, the Company had entered into interconnection agreements covering 49 markets. The Company may be required to negotiate new or renegotiate existing interconnection agreements as Level 3 expands its operations in current and additional markets in the future and as existing agreements expire or are terminated.

   Peering agreements between the Company and ISPs are necessary in order for the Company to exchange traffic with those ISPs without having to pay transit costs. The Company is considered a Tier 1 Internet Service Provider and has peering arrangements with approximately 90 domestic ISPs and approximately 150 international ISPs and is currently purchasing transit from one major ISP. The basis on which the large national ISPs make peering available or impose settlement charges is evolving as the provision of Internet access and related services has expanded.

Employee Recruiting and Retention

   As of December 31, 2000, Level 3 had 5,537 employees in the communications portion of its business and (i)Structure had approximately 674 employees, for a total of 6,211 employees. The Company believes that its ability to implement the Business Plan will depend in large part on its ability to attract and retain substantial numbers of additional qualified employees.

   In order to attract and retain highly qualified employees, the Company believes that it is important to provide (i) a work environment that encourages each individual to perform to his or her potential, (ii) a work environment that facilitates cooperation towards shared goals and (iii) a compensation program designed to attract the kinds of individuals the Company seeks and to align employees' interests with the Company's. The Company believes that its current business and the location of its headquarters facilities in the Denver metropolitan area help provide such a work environment. With respect to compensation programs, while the Company believes financial rewards alone are not sufficient to attract and retain qualified employees, the Company believes a properly designed compensation program is a necessary component of employee recruitment and retention. In this regard the Company's philosophy is to pay annual cash compensation which, if the Company's annual goals are met, is moderately greater than the cash compensation paid by competitors. The Company's non-cash benefit programs (including medical and health insurance, life insurance, disability insurance, etc.) are designed to be comparable to those offered by its competitors.

   The Company believes that the qualified candidates it seeks place particular emphasis on equity-based long term incentive ("LTI") programs. The Company currently has two complementary programs: (i) the equity-based "Shareworks" program, which helps ensure that all employees have an ownership interest in the Company and are encouraged to invest risk capital in the Company's stock; and (ii) an innovative Outperform Stock Option ("OSO") program applicable to the Company's employees. The Shareworks program currently enables employees to contribute up to 7% of their compensation toward the purchase of restricted common stock, which purchases are matched one for one by the Company. If an employee remains employed by the Company for three years from the date of purchase, the shares that are contributed by the Company will vest. The shares that are purchased by the employee are vested at the time of purchase. The Shareworks program also provides that, subject to satisfactory Company performance, the Company's employees will be eligible annually for grants by the Company of its restricted common stock of up to 3% of the employees' compensation, which shares will vest three years from the employee's initial grant date. For the year ended December 31, 2000, the Company granted to its eligible employees the full 3% grant.

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

   The Company's OSO program is the primary component of Level 3's long term incentive, stock based compensation programs. The OSO program was designed by the Company so that its stockholders receive a market related return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly employees' and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the S&P 500 Index. The value received for options under the OSO plan is based on a formula involving a multiplier related to how much our common stock outperforms the S&P 500 Index. Participants in the OSO program do not realize any value from options unless our common stock price outperforms the S&P 500 Index. To the extent that the Level 3 common stock outperforms the S&P 500, the value of OSOs to an option holder may exceed the value of NQSOs.

   In July 2000, the Company adopted a convertible outperform stock option program, ("C-OSO") as an extension of the existing OSO plan. The program is a component of the Company's ongoing employee retention efforts and offers similar features to those of an OSO, but provides an employee with the greater of the value of a single share of the Company's common stock at exercise, or the calculated OSO value of a single OSO at the time of exercise.

   C-OSO awards were made to eligible employees employed on the date of the grant. The awards were made in September 2000 and December 2000. Each award vests over three years as follows: 1/6 of each grant at the end of the first year, a further 2/6 at the end of the second year and the remaining 3/6 in the third year. Each award is immediately exercisable upon vesting. Awards expire four years from the date of the grant.

   Subsequent to March 31, 1998 (the effective date of the separation of the Company's former construction business), the Company adopted the recognition provisions of SFAS No. 123. Under SFAS No. 123, the fair value of an OSO (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the OSO. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, they are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions. The adoption of SFAS No. 123 resulted in non-cash charges to operations of $241 million in 2000, $126 million in 1999 and $39 million in 1998 and will continue to result in non-cash charges to operations for future periods that the Company believes will also be material. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value estimated at the time of grant.

Competition

   The communications industry is highly competitive. Many of the Company's existing and potential competitors in the communications industry have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including existing customer bases. Increased consolidation and strategic alliances in the industry resulting from the Telecom Act, the opening of the U.S. market to foreign carriers, technological advances and further deregulation could give rise to significant new competitors to the Company.

   In recent years, competition has increased in all areas of Level 3's communications services market. The Company's primary competitors are IXCs, ILECs, CLECs, ISPs and other companies that provide communications products and services. The following information identifies key competitors for each of the Company's product offerings.

   For transport services, Level 3's key competitors in the United States are other facilities based communications companies including Williams Communications, Global Crossing, Qwest Communications, Broadwing, and 360Networks. In Europe and Asia, the Company's key competitors are other carriers such as KPNQwest N.V., Viatel Inc., Carrier1 International, Colt Telecom Group plc, Asia Global Crossing and Crosswave.

   The Company's key competitors for its (3)Connect Modem services are other providers of dial up Internet access including UUNet, Genuity, Sprint, ICG and AT&T. In addition, the key competitors for the Company's (3)Voice service offering are other providers of wholesale long distance communications services including AT&T, Worldcom Inc., Sprint and certain RBOCs. The RBOCs are seeking authorizations to provide certain long distance services which will further increase competition in the long distance services market. See "--Regulation."

   Level 3's key competitors for its (3)Center Colocation services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. These companies include Exodus, Equinix, Williams Communications, Qwest Communications and 360Networks.

   For the Company's (3)Crossroads Internet access service, Level 3 competes with companies that include UUNet, Genuity, Williams Communications and Global Crossing.

   The communications industry is subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which the Company plans on providing. Accordingly, in the future the Company's most significant competitors may be new entrants to the communications and information services industry, which are not burdened by an installed base of outmoded or legacy equipment.

Regulation

   The Company's communications and information services business will be subject to varying degrees of federal, state, local and international regulation.

 Federal Regulation

   The FCC regulates interstate and international telecommunications services. The FCC imposes extensive regulations on common carriers such as ILECs that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as the Company. The FCC permits these nondominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points. The Company has recently obtained FCC approval to land its transatlantic cable in the U.S. The Company has obtained FCC authorization to provide international services on a facilities and resale basis. The Company has filed tariffs for its access and international long distance services with the FCC.

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

   On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements but eliminating the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the densest portion of the top 50 Metropolitan Statistical Areas, and the requirement to unbundle operator services and directory assistance. In its decision, the FCC reaffirmed that network elements should be priced using a total element long run incremental pricing ("TELRIC") methodology. A number of parties challenged the FCC's TELRIC finding. On Jan. 22, 2001, the U.S. Supreme Court agreed to hear those appeals. The Supreme Court's decision could effect some pricing terms in the Company's existing interconnection agreements and may require the renegotiation of existing interconnection agreements. The Supreme Court's decision could also result in new rules being promulgated by the FCC. Given the general uncertainty surrounding the effect of these decisions and appeals, the Company may not be able to continue to obtain or enforce interconnection terms that are acceptable to it or that are consistent with its business plans.

   The Telecom Act also codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecom Act contains special provisions that modify previous court decrees that prevented RBOCs from providing long distance services and engaging in telecommunications equipment manufacturing. These provisions permit a RBOC to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that the RBOC has entered into interconnection agreements (or, under some circumstances, has offered to enter into such agreements) in those states in which it seeks long distance relief, the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and the FCC is satisfied that the RBOC's entry into long distance markets is in the public interest. To date, the FCC has approved petitions to provide long distance service by Verizon in New York and Southwestern Bell in Texas, Oklahoma and Kansas. Verizon has refiled its application to provide long distance service in Massachusetts. The Telecom Act permitted the RBOCs to enter the out-of-region long distance market immediately upon its enactment.

   In October 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. On February 13, 1997, the U.S. Court of Appeals for the District of Columbia stayed implementation of the FCC order. On April 28, 2000, all litigation with respect to the FCC's order was resolved in favor of the FCC. As a result, a deadline of August 1, 2001 has been established for non-dominant carriers, such as Level 3, to eliminate tariffs for interstate services. Today, the only service that the Company offers that is characterized as interstate service is (3)Link Private Line--U.S. Intercity Service. While tariffs provided a means of providing notice of prices as well as terms and conditions for the provision of service, the Company has historically relied primarily on its sales force and marketing activities to provide information to its customers regarding these matters and expects to continue to do so after August 1, 2001.

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

   Recently, the large interexchange or long distance carriers have challenged the ability of competitive local exchange carriers or CLECs to levy access charges to terminate traffic on a CLEC's network. AT&T and Sprint have filed Petitions for Declaratory Ruling with the FCC asking whether any statutory or regulatory constraints prevent an interexchange carrier from declining or terminating access services ordered or constructively ordered from CLECs and what steps interexchange carriers must take either to avoid ordering or to cancel service after it has been ordered or constructively ordered. As a result, the FCC has asked for public comment on the extent to which interexchange carriers may lawfully refuse to accept and pay for CLEC interstate access services. The central issue in dispute is whether CLECs can levy access charges that are higher than the incumbent local exchange carriers or ILECs. The Company's long standing policy has been to mirror the access rates charged by the ILECs. Given the general uncertainty surrounding the effect of any FCC decision or new FCC rules that may result from the AT&T and Sprint petition, the Company may be required to change the manner in which access charges are assessed or collected in the future.

   Beginning in June 1997, every RBOC advised CLECs that they did not consider calls in the same local calling area from their customers to CLEC customers, who are ISPs, to be local calls under the interconnection agreements between the RBOCs and the CLECs. The RBOCs claim that these calls are exchange access calls for which exchange access charges would be owed. The RBOCs claimed, however, that the FCC exempted these calls from access charges so that no compensation is owed to the CLECs for transporting and terminating such calls. As a result, the RBOCs threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, thirty-six state commissions have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings. In thirty-three states, to date, the state commission has determined that reciprocal compensation is owed for such calls. Several of these cases are presently on appeal. Reviewing courts have upheld the state commissions in eight decisions rendered to date on appeal. Decisions in the Fourth, Fifth and Seventh U.S. Circuit Courts of Appeal have upheld state determinations that reciprocal compensation is owed for ISP bound traffic. A decision is pending before the U.S. Circuit Court of Appeals for the District of Columbia. On February 25, 1999, the FCC issued a Declaratory Ruling on the issue of inter-carrier compensation for calls bound to ISPs. The FCC ruled that the calls are largely jurisdictionally interstate calls, not local calls. The FCC, however, determined that this issue was not dispositive of whether inter-carrier compensation is owed. The FCC noted a number of factors which would allow the state commissions to leave their decisions requiring the payment of compensation undisturbed. The Company cannot predict the effect of the FCC's ruling on existing state decisions, or the outcome of pending appeals or of additional pending cases. The Ninth Circuit dismissed an appeal of a Washington decision on the ground that it constituted a collateral attack on the FCC's ruling. The FCC also issued proposed rules to address inter-carrier compensation in the future.

   The Company has entered into agreements with Verizon, formerly Bell Atlantic, that provides for payment for ISP bound traffic in the 14-state Verizon territory and with SBC Corporation for the 13-state operating territory that includes its affiliates Pacific Bell, Southwestern Bell, Ameritech and Southern New England Telephone.

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

   State regulatory agencies have jurisdiction when Company facilities and services are used to provide intrastate services. A portion of the Company's traffic may be classified as intrastate and therefore subject to state regulation. The Company expects that it will offer more intrastate services (including intrastate switched services) as its business and product lines expand. To provide intrastate services, the Company generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. The Company currently is authorized to provide telecommunications services in all fifty states and the District of Columbia. The Company is seeking expanded authority in the states of Iowa, Wisconsin and New Mexico.

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

 Canadian Regulation

   The Canadian Radio-television and Telecommunications Commission (the "CRTC") generally regulates long distance telecommunications services in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the regional telephone companies, bringing significant competition to this industry for both domestic and international long distance services, but also lessening regulation of domestic long distance companies. Resellers, which, as well as facilities-based carriers, now have interconnection rights, but which are not obligated to file tariffs, may not only provide transborder services to the U.S. by reselling the services provided by the regional companies and other entities but also may resell the services of the former monopoly international carrier, Teleglobe Canada ("Teleglobe"), including offering international switched services provisioned over leased lines. Although the CRTC formerly restricted the practice of "switched hubbing" over leased lines through intermediate countries to or from a third country, the CRTC recently lifted this restriction. The Teleglobe monopoly on international services and undersea cable landing rights terminated as of October 1, 1998, although the provision of Canadian international transmission facilities-based services remains restricted to "Canadian carriers" with majority ownership by Canadians. Ownership of non-international transmission facilities are limited to Canadian carriers but the Company can own international undersea cables landing in Canada. The Company cannot, under current or foreseen law, enter the Canadian market as a provider of transmission facilities-based domestic services. Recent CRTC rulings address issues such as the framework for international contribution charges payable to the local exchange carriers to offset some of the capital and operating costs of the provision of switched local access services of the incumbent regional telephone companies, in their capacity as ILECs, and the new entrant CLECs.

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

The Company's Other Businesses

   The Company was incorporated as Peter Kiewit Sons', Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, the Company invested a portion of the cash flow generated by its construction activities in a variety of other businesses. The Company entered the coal mining business in 1943, the telecommunications business (consisting of MFS and, more recently, an investment in C-TEC Corporation and its successors RCN Corporation, Commonwealth Telephone Enterprises, Inc. and Cable Michigan, Inc.) in 1988, the information services business in 1990 and the alternative energy business, through an investment in MidAmerican, in 1991. Level 3 also has made investments in several development-stage ventures.

   In 1995, the Company distributed to the holders of Class D Stock all of its shares of MFS. In the seven years from 1988 to 1995, the Company invested approximately $500 million in MFS; at the time of the distribution to stockholders in 1995, the Company's holdings in MFS had a market value of approximately $1.75 billion. In December 1996, MFS was purchased by WorldCom in a transaction valued at $14.3 billion. In December 1997, the Company's stockholders ratified the decision of the Board to effect the split-off separating the Construction Group. As a result of the split-off, which was completed on March 31, 1998, the Company no longer owns any interest in the Construction Group. In conjunction with the split-off, the Company changed its name to "Level 3 Communications, Inc.," and the Construction Group changed its name to "Peter Kiewit Sons', Inc."

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

 (i)Structure, Inc.

   Level 3 currently offers, through its subsidiary (i)Structure, Inc. (formerly PKS Information Services, Inc.), computer operations outsourcing and systems integration services to customers located throughout the United States as well as abroad.

   The Company's systems integration services help customers define, develop and implement cost-effective information services. The computer outsourcing services offered by the Company include networking and computing services necessary for older mainframe-based systems and newer client/server-based systems. The Company provides its outsourcing services to clients that want to focus their resources on core businesses, rather than expend capital and incur overhead costs to operate their own computing environments. (i)Structure believes that it is able to utilize its expertise and experience, as well as operating efficiencies, to provide its outsourcing customers with levels of service equal to or better than those achievable by the customers themselves, while at the same time reducing the customers' cost for such services. This service is particularly useful for those customers moving from older computing platforms to more modern client/server networks.

   (i)Structure offers reengineering services that allow companies to convert older legacy software systems to modern networked computing systems, with a focus on reengineering software to enable older software application and data repositories to be accessed by web browsers over the Internet or over private or limited access Internet Protocol networks. (i)Structure also provides customers with a combination of workbench tools and methodologies that provide a complete strategy for converting mainframe-based application systems to client/server architecture.

 C-TEC Companies

   On September 30, 1997, C-TEC completed a tax-free restructuring, which divided C-TEC Corporation into three public companies (the "C-TEC Companies"):
C-TEC, which changed its name to Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"), RCN Corporation ("RCN") and Cable Michigan,

Inc. ("Cable Michigan"). The Company's interests in the C-TEC Companies are held through a holding company (the "C-TEC Holding Company"). The Company owns 90% of the common stock of the C-TEC Holding Company, and preferred stock of the C-TEC Holding Company with a liquidation value of approximately $540 million as of December 31, 2000. The remaining 10% of the common stock of the C-TEC Holding Company is held by David C. McCourt, a director of the Company who was formerly the Chairman of C-TEC. In the event of a liquidation of the C-TEC Holding Company, the Company would first receive the liquidation value of the preferred stock. Any excess of the value of the C-TEC Holding Company above the liquidation value of the preferred stock would be split according to the ownership of the common stock.

   Commonwealth Telephone. Commonwealth Telephone is a Pennsylvania public utility providing local telephone service to a 19-county, 5,191 square mile service territory in Pennsylvania. Commonwealth Telephone also provides network access and long distance services to IXCs. Commonwealth Telephone's business customer base is diverse in size as well as industry, with very little concentration. A subsidiary, Commonwealth Communications Inc. provides telecommunications engineering and technical services to large corporate clients, hospitals and universities in the northeastern United States. Another subsidiary, Commonwealth Long Distance operates principally in Pennsylvania, providing switched services and resale of several types of services, using the networks of several long distance providers on a wholesale basis. As of December 31, 2000, the C-TEC Holding Company owned approximately 46.3% of the outstanding common stock of Commonwealth Telephone.

   On October 23, 1998, Commonwealth Telephone completed a rights offering of
3.7 million shares of its common stock. In the offering, Level 3 exercised all rights it received and purchased approximately 1.8 million additional shares of Commonwealth Telephone common stock for an aggregate subscription price of $37.7 million.

   RCN. RCN is a full service provider of local, long distance, Internet and cable television services primarily to residential users in densely populated areas in the Northeast. RCN operates as a competitive telecommunications service provider in New York City and Boston. RCN also owns cable television operations in New York, New Jersey and Pennsylvania; a 49% interest in Megacable, S.A. de C.V., Mexico's second largest cable television operator; and has long distance operations (other than the operations in certain areas of Pennsylvania). RCN is developing advanced fiber optic networks to provide a wide range of telecommunications services, including local and long distance telephone, video programming and data services (including high speed Internet access), primarily to residential customers in selected markets in the Boston to Washington, D.C. and San Francisco to San Diego corridors and Chicago. As of December 31, 2000, the C-TEC Holding Company owned approximately 30.8% of the outstanding common stock of RCN.

   Cable Michigan. Cable Michigan was a cable television operator in the State of Michigan. On June 4, 1998, Cable Michigan announced that it had agreed to be acquired by Avalon Cable. Level 3 received approximately $129 million in cash when the transaction closed on November 6, 1998.

 Coal Mining

   The Company is engaged in coal mining through its subsidiary, KCP, Inc. ("KCP"). KCP has a 50% interest in two mines, which are operated by a subsidiary of Peter Kiewit Sons', Inc. ("New PKS"). Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Anadarko Petroleum Corporation. The Decker mine is located in southeastern Montana and the Black Butte mine is in southwestern Wyoming. The coal mines use the surface mining method.

   In September 2000, the Company sold its entire 50% ownership interest in the Walnut Creek Mining Company to a subsidiary of Peter Kiewit Sons', Inc. for cash of $37 million.

   The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal in order to produce steam to generate electricity. Approximately 95% of sales are made under long-term contracts, and the remainder are made on the spot market. Approximately 76%, 75% and 77% of KCP's revenues in 2000, 1999 and 1998 respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, Solvay Minerals, Pacific Power & Light and Minnesota Power, that provide for the delivery of approximately 10 million tons through 2005. The level of cash flows generated in recent periods by the Company's coal operations will not continue after the year 2000 because the delivery requirements under the Company's current long-term contracts decline significantly. Under a mine management agreement, KCP pays a subsidiary of New PKS an annual fee equal to 30% of KCP's adjusted operating income. The fee for 2000 was $29 million.

   The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 1998, KCP's production represented 1.3% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

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

   The Company is required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 2000 was approximately $6 million. KCP's share of accrued estimated reclamation costs was $94 million at December 31, 2000. The Company did not make significant capital expenditures for environmental compliance with respect to the coal business in 2000. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of the Company's accruals, could have an adverse effect on the Company's business, results of operations, and financial condition.

 SR91 Tollroad

   The Company has invested $13.1 million for a 65% equity interest and lent $8.0 million to California Private Transportation Company L.P. ("CPTC"), which developed, financed, and currently operates the 91 Express Lanes, a ten mile, four-lane tollroad in Orange County, California (the "SR91 Tollroad"). The fully automated highway uses an electronic toll collection system and variable pricing to adjust tolls to demand.

Capital costs at completion were $130 million, $110 million of which was funded with debt that was not guaranteed by Level 3. However, certain defaults by Level 3 on its outstanding debt and certain judgments against Level 3 can result in default under this debt of CPTC. Revenue collected over the 35-year franchise period is used for operating expenses, debt repayment, and profit distributions. The SR91 Tollroad opened in December 1995 and achieved operating break-even in 1996. Approximately 96,100 customers have registered to use the tollroad as of December 31, 2000, and weekday volumes typically exceed 25,700 vehicles per day during December 2000.

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

 common carrier..............  A government-defined group of private companies offering telecommunications services or
                               facilities to the general public on a non-
                               discriminatory basis.

 conduit.....................  A pipe, usually made of metal, ceramic or plastic, that protects buried cables.

 DS-3........................  A data communications circuit capable of transmitting data at 45 Mbps.

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

 long distance carriers        Long distance carriers provide services between
  (interexchange carriers)...  local exchanges on an interstate or intrastate basis. A long distance carrier may offer
                               services over its own or another carrier's
                               facilities.

 Mbps........................  Megabits per second. A transmission rate. One megabit equals 1.024 million bits of
                               information.

 MPLS........................  MultiProtocol Label Switching. A switching standard for the transmission of data at
                               increased speeds. The concept is based on having
                               routers at the edge of a communications network
                               and switches at the core of the network for the
                               faster transmission of data communications.

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

 OC-3........................  A data communications circuit consisting of three DS-3s capable of transmitting data at 155
                               Mbps.

 OC-12.......................  A data communications circuit consisting of twelve DS-3s capable of transmitting data at 622
                               Mbps.

 OC-48.......................  A data communications circuit consisting of forty-eight DS-3s capable of transmitting data
                               at approximately 2.45 Gbps.

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

 T-1.........................  A data communications circuit capable of transmitting data at 1.544 Mbps.

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

Directors and Executive Officers

   Set forth below is information as of February 15, 2001 about each director and each executive officer of the Company. The executive officers of the Company have been determined in accordance with the rules of the SEC.

     Name                  Age                     Position
     ----                  ---                     --------
Walter Scott, Jr..........  69 Chairman of the Board
James Q. Crowe............  51 Chief Executive Officer and Director
Kevin J. O'Hara...........  40 President, Chief Operating Officer and Director
                               Vice Chairman of the Board and Executive Vice
R. Douglas Bradbury.......  50 President
                               Vice Chairman of the Board and Executive Vice
Charles C. Miller, III....  48 President
Lee Jobe..................  43 Executive Vice President
Sureel A. Choksi..........  28 Group Vice President and Chief Financial Officer
                               Group Vice President, General Counsel and
Thomas C. Stortz..........  49 Secretary
John F. Waters, Jr........  35 Group Vice President
Colin V.K. Williams.......  61 Director
Mogens C. Bay.............  52 Director
William L. Grewcock.......  75 Director
Richard R. Jaros..........  49 Director
Robert E. Julian..........  61 Director
David C. McCourt..........  44 Director
Kenneth E. Stinson........  58 Director
Michael B. Yanney.........  67 Director

Other Management

   Set forth below is information as of February 15, 2001, about the following members of senior management of the Company.

     Name                  Age                     Position
     ----                  ---                     --------
Linda J. Adams............  44 Group Vice President
E. Benjamin Buttolph......  37 Group Vice President
Daniel P. Caruso..........  37 Group Vice President
Donald H. Gips............  41 Group Vice President
John Neil Hobbs...........  41 Group Vice President
Joseph M. Howell, III.....  54 Group Vice President
Michael D. Jones..........  43 Group Vice President and Chief Executive Officer
                               (i)Structure, Inc.
Stephen C. Liddell........  39 Group Vice President
Edward Van Macatee........  46 Group Vice President
Gail P. Smith.............  41 Group Vice President
Ronald J. Vidal...........  40 Group Vice President

   Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of New PKS since the split-off. Mr. Scott is also a director of New PKS, Berkshire Hathaway Inc., Burlington Resources Inc., MidAmerican, ConAgra, Inc., Commonwealth Telephone, RCN, Kiewit Materials Company and Valmont Industries, Inc.

   James Q. Crowe has been the Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was also President of the Company until February 2000. Mr. Crowe was President and Chief Executive Officer of MFS from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of WorldCom from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996. Mr. Crowe is presently a director of New PKS, Commonwealth Telephone and RCN.

   Kevin J. O'Hara has been President of the Company since July 2000 and Chief Operating Officer of the Company since March 1998. Mr. O'Hara was also Executive Vice President of the Company from August 1997 until July 2000. Prior to that, Mr. O'Hara served as President and Chief Executive Officer of MFS Global Network Services, Inc. from 1995 to 1997, and as Senior Vice President of MFS and President of MFS Development, Inc. from October 1992 to August 1995. From 1990 to 1992, he was a Vice President of MFS Telecom, Inc. ("MFS Telecom").

   R. Douglas Bradbury has been Vice Chairman of the Board since February 2000 and Executive Vice President since August 1997. Mr. Bradbury was also Chief Financial Officer of the Company from August 1997 until July 2000. Mr. Bradbury has been a director of the Company since March 1998. Mr. Bradbury served as Chief Financial Officer of MFS from 1992 to 1996, Senior Vice President of MFS from 1992 to 1995, and Executive Vice President of MFS from 1995 to 1996. Mr. Bradbury is also a director of LodgeNet Entertainment Corporation.

   Charles C. Miller, III has been Vice Chairman of the Board and Executive Vice President of the Company since February 15, 2001. Prior to that, Mr. Miller was President of Bellsouth International, a subsidiary of Bellsouth Corporation from 1995 until December 2000. Prior to that, Mr. Miller held various senior level officer and management position at BellSouth from 1990.

   Lee Jobe has been Executive Vice President, Global Operations of the Company since June 2000. Prior to that, Mr. Jobe was President, Network and Systems for Concert Global Network Services Limited from June 1999 until June 2000. Prior to that, Mr. Jobe was president of Citizens Communications from 1996 to 1999. Prior to that, Mr. Jobe was Vice President Business Operations for Pacific Bell from 1993 to 1995.

   Sureel A. Choksi has been Group Vice President and Chief Financial Officer of the Company since July 2000. Prior to that, Mr. Choksi was Group Vice President Corporate Development and Treasurer of the Company from February 2000 until August 2000. Prior to that, Mr. Choksi served as Vice President and Treasurer of the Company from January 1999 to February 1, 2000. Prior to that, Mr. Choksi was a Director of Finance at the Company from 1997 to 1998, an Associate at TeleSoft Management, LLC in 1997 and an Analyst at Gleacher Natwest from 1995 to 1997.

   Thomas C. Stortz has been Group Vice President, General Counsel and Secretary of the Company since February 2000. Prior to that, Mr. Stortz served as Senior Vice President, General Counsel and Secretary of the Company from September 1998 to February 1, 2000. Prior to that, he served as Vice President and General Counsel of Peter Kiewit Sons', Inc. and Kiewit Construction Group, Inc. from April 1991 to September 1998. He has served as a director of Peter Kiewit Sons', Inc., RCN, C-TEC, Kiewit Diversified Group Inc. and CCL Industries, Inc.

   John F. Waters, Jr. has been Group Vice President and Chief Technology Officer of the Company since February 2000. Prior to that, Mr. Waters was Vice President, Engineering of the Company from November 1997 until February 1, 2000. Prior to that, Mr. Waters was an executive staff member of MCI Communications from 1994 to November 1997.

   Mogens C. Bay has been a director of the Company since November 2000. Since January 1997, Mr. Bay has been the Chairman and Chief Executive Officer of Valmont Industries, Inc., a company engaged in the infrastructure and irrigation businesses. Prior to that, Mr. Bay was President and Chief Executive Officer of Valmont Industries from August 1993 to December 1996 as well as a director of Valmont since October 1993. Mr. Bay is also a director of New PKS and ConAgra, Inc.

   William L. Grewcock has been a director of the Company since January 1968. Prior to the split-off, Mr. Grewcock was Vice Chairman of the Company for more than five years. He is presently a director of New PKS.

   Richard R. Jaros has been a director of the Company since June 1993 and served as President of the Company from 1996 to 1997. Mr. Jaros served as Executive Vice President of the Company from 1993 to 1996 and Chief Financial Officer of the Company from 1995 to 1996. He also served as President and Chief Operating Officer of CalEnergy from 1992 to 1993, and is presently a director of MidAmerican, Commonwealth Telephone, RCN and Homeservices.com, Inc.

   Robert E. Julian has been a director of the Company since March 31, 1998. Mr. Julian was also Chairman of the Board of (i)Structure from 1995 until 2000. From 1992 to 1995 Mr. Julian served as Executive Vice President and Chief Financial Officer of the Company. Mr. Julian is the Chairman of the Audit Committee of the Board of Directors.

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

   Colin V.K. Williams has been a director of the Company since August 2000. From July 1998 until December 31, 2000, Mr. Williams was Executive Vice President of the Company and President of Level 3 International, Inc. Prior to joining the company, Mr. Williams was Chairman of WorldCom International, Inc., where he was responsible for the international communications business and the development and operation of WorldCom's fiber networks overseas. In 1993 Mr. Williams initiated and built the international operations of MFS. Prior to joining MFS, Mr. Williams was Corporate Director, Business Development at British Telecom from 1988 until 1992.

   Michael B. Yanney has been a director of the Company since March 31, 1998. He has served as Chairman of the Board, President and Chief Executive Officer of America First Companies L.L.C. for more than the last five years. Mr. Yanney is also a director of Burlington Northern Santa Fe Corporation, RCN, Forest Oil Corporation and Mid-America Apartment Communities, Inc.

   Linda J. Adams has been Group Vice President Human Resources of the Company since February 2000. Prior to that, Ms. Adams was Vice President Human Resources of the Company from November 1998 to February 2000. Prior to that, Ms. Adams was initially Vice President of Human Resources Rent-A-Center, a subsidiary of Thorn Americas, Inc., and then Senior Vice President of Human Resources for Thorn Americas, Inc. from August 1995 until August 1998. Prior to that, Ms. Adams was Vice President of Worldwide Compensation & Benefits for PepsiCo, Inc. from August 1994 to August 1995.

   E. Benjamin Buttolph has been Group Vice President Finance of the Company since August 2000. Prior to that, Mr. Buttolph was Vice President Network Commercial Management for Concert Global Network Services Limited from 1999 to August 2000. Prior to that, Mr. Buttolph was Vice President Finance of Citizens Communications from 1998 to 1999, Principal Consultant with Price Waterhouse, LLP from 1997 to 1998 and Manager, Business Development of Ameritech Corporation from 1995 to 1997.

   Daniel P. Caruso has been Group Vice President Transport Services of the Company since January 2001. Prior to that Mr. Caruso was Group Vice President Global Customer Operations of the Company from February 2000. Prior to that, Mr. Caruso served as Senior Vice President, Network Services of the Company from October 1997 to February 2000. Prior to that, Mr. Caruso was Senior Vice President, Local Service Delivery of WorldCom from December 1992 to September 1997 and was a member of the senior management of Ameritech from June 1986 to November 1992.

   Donald H. Gips has been Group Vice President Corporate Strategy of the Company since January 2001. Prior to that, Mr. Gips was Group Vice President Sales and Marketing of the Company from February 2000. Prior to that, Mr. Gips served as Senior Vice President, Corporate Development of the Company from November 1998 to February 2000. Prior to that, Mr. Gips served in the White House as Chief Domestic Policy Advisor to Vice President Gore from April 1997 to April 1998. Before working at the White House, Mr. Gips was at the Federal Communications Commission as the International Bureau Chief and Director of Strategic Policy from January 1994 to April 1997. Prior to his government service, Mr. Gips was a management consultant at McKinsey and Company.

   John Neil Hobbs has been Group Vice President Global Sales, Distribution and Marketing Operations since September 2000. Prior to that, Mr. Hobbs was President, Global Accounts for Concert, a joint venture between AT&T and British Telecom from July 1999 until September 2000. Prior to that, Mr. Hobbs was Director Transition and Implementation for the formation of Concert representing British Telecom from June 1998 until July 1999. From April 1997 until June 1998, Mr. Hobbs was British Telecom's General Manager for Global Sales & Service and from April 1994 until April 1997, Mr. Hobbs was British Telecom's General Manager for Corporate Clients.

   Joseph M. Howell, III has been Group Vice President Corporate Marketing of the Company since February 2000. Prior to that, Mr. Howell served as Senior Vice President, Corporate Marketing of the Company from October 1997 to February 1, 2000. Prior to that, Mr. Howell was Senior Vice President of MFS/WorldCom from 1993 to 1997.

   Michael D. Jones has served as Group Vice President and Chief Information Officer of the Company since February 2000 and Chief Executive Officer of
(i)Structure, Inc. since August 2000. Prior to that, Mr. Jones served as Senior Vice President and Chief Information Officer of the Company from December 1998 to February 1, 2000. Prior to that, Mr. Jones was Vice President and Chief Information Officer of Corporate Express, Inc. from May 1994 to May 1998.

   Stephen C. Liddell has been a Group Vice President of the Company since February 1, 2000. Mr. Liddell is responsible for the Company's Asian operations. Prior to that, Mr. Liddell was Senior Vice President of the Company from May 1999 to February 1, 2000. Prior to that, Mr. Liddell was President, Asia-Pacific Region at MCI-WorldCom from January 1996 to April 1999 and was Vice President and General Manager, International Networks at MFS Communications from July 1994 to January 1996. Mr. Liddell was Commercial Director and Director of Planning and Business Development at Syncordia (British Telecom) from November 1991 to July 1994 and Business Development Executive at British Telecom from April 1989 to November 1991.

   Edward Van Macatee has served as Group Vice President of Service Activation of the Company since January 2001. Prior to that, Mr. Macatee was Group Vice President of Global Customer Operations of the Company from September 1999 until January 2001. Prior to that Mr. Macatee was Vice President, Network Operations of the Company from April 1998 until September 1999 and Vice President of Managed Network Services for TCI Communications, Inc.

   Gail P. Smith has been Group Vice President of the Company Cross Product Strategy since January 1, 2001. Prior to that, Ms. Smith was Group Vice President responsible for the Company's European operations from February 1, 2000 until January 1, 2001. Prior to that, Ms. Smith served as Senior Vice President, International Sales and Marketing of the Company from December 1998 to February 1, 2000. Prior to that, Ms. Smith was Vice President and General Manager of WorldCom International Networks from November 1994 to July 1997 and European Marketing Director during the start-up phase of MFS International.

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

   The Board is divided into three classes, designated Class I, Class II and Class III, each class consisting, as nearly as may be possible, of one-third of the total number of directors constituting the Board. The Class I Directors consist of Walter Scott, Jr., James Q. Crowe, Mogens C. Bay, Charles C. Miller, III and Colin V.K. Williams; the Class II Directors consist of William L. Grewcock, Richard R. Jaros, Robert E. Julian and David C. McCourt; and the Class III Directors consist of R. Douglas Bradbury, Kevin J. O'Hara, Kenneth E. Stinson and Michael B. Yanney. The term of the Class I Directors will terminate on the date of the 2001 annual meeting of stockholders; the term of the Class II Directors will terminate on the date of the 2002 annual meeting of stockholders; and the term of the Class III Directors will terminate on the date of the 2003 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for three-year terms. The Company's officers are elected annually to serve until each successor is elected and qualified or until his death, resignation or removal.

Employees

   As of December 31, 2000, Level 3 had 5,537 employees in the communications portion of its business and (i)Structure had approximately 674 employees, for a total of 6,211 employees.

ITEM 2. PROPERTIES

   The Company's headquarters are located on 46 acres in the Northwest corner of the Interlocken Advanced Technology Environment within the City of Broomfield, Colorado, and within Boulder County, Colorado. The campus facility encompasses over 850,000 square feet of office space. In addition, the Company has leased temporary office space in the Broomfield, Colorado area.

   Properties relating to the Company's coal mining segment are described under "ITEM 1. BUSINESS--The Company's Other Businesses" above. In connection with certain existing and historical operations, the Company is subject to environmental risks.

   The Company's Gateway facilities are being designed to house local sales staff, operational staff, the Company's transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. The Company has approximately 6.0 million square feet of space for its Gateway and transmission facilities and has completed construction on approximately 2.8 million square feet of this space.
(i)Structure also maintains its corporate headquarters in approximately 10,000 square feet of office space in the Broomfield, Colorado area and leases approximately 16,000 square feet of office space in Omaha, Nebraska. The computer outsourcing business of (i)Structure is located at an 89,000 square foot office space in Omaha and at a 60,000 square foot computer center in Tempe, Arizona. (i)Structure maintains additional office space in Parsippany, New Jersey (approximately 11,000 square feet), Bangalore, India (approximately 18,000 square feet) and several locations in the United Kingdom (approximately 22,000 square feet) for its systems integration business.

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

   The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition, future results of operations, or future cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Market Information. The Company's common stock is traded on the Nasdaq National Market under the symbol "LVLT." As of February 26, 2001, there were approximately 4,285 holders of record of the Company's common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of the common stock as reported by the Nasdaq National Market.

                                                                  High    Low
                                                                 ------- ------
   Year Ended December 31, 2000
   First Quarter................................................ $130.19 $73.81
   Second Quarter...............................................   98.50  66.50
   Third Quarter................................................   92.44  59.50
   Fourth Quarter...............................................   75.23  26.88
   Year Ended December 31, 1999
   First Quarter................................................ $ 72.81 $39.75
   Second Quarter...............................................   93.06  60.06
   Third Quarter................................................   65.50  46.88
   Fourth Quarter...............................................   84.56  51.19

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

ITEM 6. SELECTED FINANCIAL DATA

   The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appears below.

                                        Fiscal Year Ended (1)
                          -----------------------------------------------------
                             2000       1999       1998       1997      1996
                          ----------  ---------  ---------  --------- ---------
                           (dollars in millions, except per share amounts)
Results of Operations:
  Revenue................ $    1,185  $     515  $     392  $     332 $     652
  Earnings (loss) from
   continuing operations
   (2)...................     (1,455)      (487)      (128)        83       104
  Net earnings (loss)
   (3)...................     (1,455)      (487)       804        248       221
Per Common Share:
  Earnings (loss) from
   continuing operations
   (2)...................      (4.01)     (1.46)     (0.43)      0.33      0.45
  Dividends (4)..........        --         --         --         --       0.05
Financial Position:
  Total assets...........     14,919      8,906      5,522      2,776     3,063
  Current portion of
   long-term debt........          7          6          5          3        57
  Long-term debt, less
   current portion (5)...      7,318      3,989      2,641        137       320
  Stockholders' equity
   (6)...................      4,549      3,405      2,165      2,230     1,819

--------
(1) In October 1993, Level 3 acquired 35% of the outstanding shares of C-TEC Corporation ("C-TEC"), which shares entitled Level 3 to 57% of the available voting rights of C-TEC. At December 28, 1996, Level 3 owned 48% of the outstanding shares and 62% of the voting rights of C-TEC.

  As a result of the restructuring of C-TEC in 1997, Level 3 owned less than 50% of the outstanding shares and voting rights of three entities, RCN Corporation, Commonwealth Telephone Enterprises, Inc., and Cable Michigan, Inc., and therefore accounted for each entity using the equity method from 1997 to 2000. Level 3 consolidated C-TEC in its financial statements for 1996.

  The financial position and results of operations of the former construction and mining management businesses ("Construction Group") of Level 3 have been classified as discontinued operations due to the March 31, 1998 split-off of Level 3's Construction Group from its other businesses.

  Level 3 sold its energy segment to MidAmerican Energy Holdings Company ("MidAmerican") in 1998 and classified it as discontinued operations within the financial statements.

  Certain prior year amounts have been reclassified to conform to current year presentation.

(2) Level 3 incurred significant expenses in conjunction with the expansion of its communications and information services business beginning in 1998.

  In 2000, 1999 and 1998, RCN Corporation issued stock in public offerings and for certain transactions. These transactions reduced the Company's ownership in RCN to 31%, 35% and 41% at December 31, 2000, 1999 and 1998, respectively, and resulted in pre-tax gains to the Company of $95 million, $117 million and $62 million in 2000, 1999 and 1998, respectively.

  In 1998, Level 3 acquired XCOM Technologies, Inc. and its developing telephone-to-IP network bridge technology. Level 3 recorded a $30 million nondeductible charge against earnings for the write-off of in-process research and development acquired in the transaction.

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

(4) The 1996 dividends include $.05 for dividends declared in 1996 but paid in January of the subsequent year.

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

  In 2000, Level 3 received net proceeds of approximately $3.2 billion from the offering of $863 million in convertible subordinated notes, $1.4 billion in three tranches of U.S. dollar denominated senior debt securities, $780 million from two tranches of Euro denominated senior debt securities and $233 million from mortgage financings.

(6) In 1999, the Company received approximately $1.5 billion of net proceeds from the sale of 28.75 million shares of its Common Stock.

   In 2000, the Company received approximately $2.4 billion of net proceeds from the sale of 23 million shares of its Common Stock.

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

Recent Developments

Expansion of Business Plan

   On January 24, 2000, Level 3 announced the expansion of its business plan to increase the amount of its Gateway and technical space it intends to secure to approximately 6.5 million square feet. As of December 31, 2000, the Company has secured approximately 6.0 million square feet of Gateway space around the world and has pre-funded the acquisition of another .5 million square feet for data center space. In addition, the expansion includes plans to build-out additional local markets in Europe and Asia, and the expansion of existing local facilities. At February 15, 2001, Level 3 had operational Gateways in 52 U.S. markets, 9 European markets and two Asian markets.

Northern Asia Undersea Cable System

   On January 24, 2000, Level 3 announced its intention to develop and construct a Northern Asia undersea cable system initially connecting Hong Kong and Japan. The Hong Kong-Japan cable was intended to be the first stage of the Company's construction of an undersea network in the region. At that time, the Company indicated its intention to share construction and operating expenses of the system with one or more industry partners.

   On December 29, 2000, the Company signed an agreement to collaborate with FLAG Telecom on the development of the Northern Asia submarine cable system connecting Hong Kong, Japan, Korea and Taiwan. The system will include Level 3's previously announced eastern link connecting Hong Kong, Taiwan and Japan and a new western link that FLAG Telecom will build to connect Hong Kong, Korea and Japan. The Company expects the Hong Kong to Japan segment of the eastern link to be in service in the second quarter of 2001, with the eastern link's Taiwan segment to follow in late 2001. The Company expects the entire western link to be ready for service in early 2002. Level 3 and FLAG Telecom will each own three fiber pairs throughout the new system. The total cost of the entire Northern Asia system is estimated to be approximately $900 million. Level 3's share of the cost is approximately $450 million.

Global Crossing Co-Build Agreement

   On February 17, 2000, Level 3 announced a co-build agreement whereby Global Crossing Ltd. participated in the construction of and obtained a 50% ownership interest in the previously announced Level 3 transatlantic fiber optic cable. Under the co-build agreement, Level 3 and Global Crossing Ltd. each separately own and operate two of the four fiber pairs on Level 3's transatlantic cable. Level 3 also acquired additional capacity on Global Crossing Ltd.'s transatlantic cable, Atlantic Crossing 1, during 2000. The transatlantic cable was completed in November 2000.

Common Stock Offering

   On February 29, 2000, the Company closed the sale of 23 million shares of its common stock through an underwritten public offering. The net proceeds from the offering of approximately $2.4 billion, after underwriting discounts and offering expenses, are being used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the business plan.

Debt Offerings

   On February 29, 2000, the Company issued, in private and public offerings, convertible subordinated notes, senior notes and senior discount notes which generated aggregate gross proceeds of approximately $2.3 billion. The net proceeds from the offerings of approximately $2.2 billion, after discounts and offering expenses, are being used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the business plan. The debt offerings consisted of the following:

   $863 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010
   $800 million aggregate principal amount of its 11% Senior Notes due 2008 $250 million aggregate principal amount of its 11.25% Senior Notes due 2010 $675 million aggregate principal amount at maturity of its 12.875% Senior
Discount Notes due 2010

Euro Denominated Debt Offerings

   On February 29, 2000, the Company issued in private offerings Euro denominated senior notes which generated aggregate gross proceeds of approximately (Euro) 800 million ($780 million at issuance). The net proceeds from the offerings of approximately (Euro) 780 million ($763 million at issuance), after underwriting discounts and offering expenses, are being used for working capital, capital expenditures, acquisitions and other general corporate purposes of the Company's European subsidiaries. The debt offerings consisted of the following:

   (Euro) 500 million aggregate principal amount of its 10.75% Senior Euro Notes due 2008
   (Euro) 300 million aggregate principal amount of its 11.25% Senior Euro Notes due 2010

   The Company registered the Euro denominated securities with the Luxembourg Stock Exchange in the second quarter of 2000.

   The Company valued the Euro denominated notes in total at $780 million at February 29, 2000. Due to the decline in the Euro exchange rate ((Euro) 1 to $0.975 at February 29, 2000 compared to (Euro) 1 to $0.930 at December 31,
2000), the Euro denominated notes were valued by the Company at $744 million at December 31, 2000. The difference between the carrying value at December 31, 2000 and the value at issuance was included in other comprehensive income.

Viatel Agreement

   On April 12, 2000, Level 3 signed an agreement with Viatel Inc. whereby Viatel Inc. agreed to purchase an ownership interest, in one fiber pair on Level 3's transatlantic fiber optic cable system installed by Level 3. As a result of this agreement, both companies own and operate one fiber pair on the transatlantic cable. The Company recognized revenue of $94 million on this contract during the fourth quarter of 2000, with the remainder being recognized over the term of the contract.

Corning Fiber Agreement

   On August 24, 2000, the Company announced that it had signed a letter of intent to purchase more than two million cabled fiber kilometers of third generation LEAF fiber from Corning Incorporated. Level 3 plans to begin installing the fiber in its second conduit in the first quarter of 2001 and expects to be substantially complete by the end of 2001. Corning's LEAF fiber will significantly increase Level 3's network capacity.

Recent Accounting Developments

   In June 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standard, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge designated by the transaction. The Company currently makes minimal use of derivative instruments as defined by SFAS No. 133. If the Company does not increase the utilization of these derivatives, the adoption of this standard is expected to have a minimal effect on the Company's results of operations or its financial position.

   In December 1999 the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted SAB 101 as of January 1, 2000. The adoption did not have a material effect on the financial results as the Company's revenue recognition policies which were already consistent with SAB 101.

   Effective July 1, 1999, FASB issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"). Certain sale and long-term right-to-use IRU agreements of dark fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. Failure to satisfy the requirements of the Interpretation will result in the deferral of revenue recognition for these contracts. The adoption of this Interpretation does not have a current effect on the Company's cash flows.

   Accounting practice and guidance with respect to the accounting treatment of these transactions is evolving. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these agreements in the future.

Results of Operations 2000 vs. 1999

   Revenue for the years ended December 31, 2000 and December 31, 1999 is summarized as follows (in millions):

                                                                     2000  1999
                                                                    ------ ----
   Communications and Information Services......................... $  973 $289
   Coal Mining.....................................................    190  207
   Other...........................................................     22   19
                                                                    ------ ----
                                                                    $1,185 $515
                                                                    ====== ====

   Communications and information services revenue in 2000 increased $684 million or 237% from 1999 revenue of $289 million. This increase is due to the growth and expansion of the communications business, which segment's revenue has increased 440% to $858 million. In 2000, the Company generated services revenue, including private line, colocation, voice, managed modem, Internet access and wavelengths, of $489 million compared to $98 million in 1999. The completion of several metropolitan networks and Gateways in the United States and Europe are primarily responsible for the increase. At December 31, 2000, Level 3 had local networks in 32 domestic and international cities and Gateway facilities in 60 markets. This compares to 25 local networks and 31 Gateways at the end of 1999. Dark fiber sales for contracts entered into before June 30, 1999 increased from $26 million in 1999 to $209 million in 2000. This is a result of a significant portion of Level 3's North American intercity network being completed in 2000. Level 3 also recognized revenue of $105 million related to submarine systems, primarily from the completion of its transatlantic submarine cable and subsequent sale to Viatel Inc. in November of 2000. Also included in 2000 communications revenue was $55 million of reciprocal compensation revenue from executed and approved interconnection agreements compared to $24 million in 1999. Level 3 reached an agreement with SBC Communications, Inc. in January 2001 which establishes a rate structure for transmission and switching services provided by one carrier to complete or carry traffic originating on another carrier's network. The implementation of the rate structure and reciprocal compensation billing settlement is contingent upon certain conditions including approval by relevant regulatory authorities. Level 3 did not recognize any revenue related to this agreement in 2000 and, as is its policy, will not recognize revenue in 2001 until the necessary regulatory approvals have been received. Information services revenue declined by $15 million in 2000 to $115 million. This decline is primarily attributable to Year 2000 computer processing and consulting work completed in 1999.

   The communications business generated Cash Revenue of $1.26 billion in 2000. In addition to revenue, the Company includes the change in the cash portion of deferred revenue in its definition of Cash Revenue. The increase in cash deferred revenue for the communications business for the year was $404 million and is in part due to the implementation of FIN 43 which requires the Company to defer the recognition of certain dark fiber contracts and IRU sales over the term of the agreement, typically 10-20 years. For these types of agreements, the Company normally receives a deposit at the time the contract is signed and the remainder when the fiber is delivered and accepted by the customer. In 1999 Cash Revenue for the communications business was $256 million.

   Coal Mining revenue declined approximately 8% in 2000 from $207 million in 1999 to $190 million in 2000. Coal revenue was expected to decline in 2000 as a result of the reduced shipments under long-term coal contracts and the sale of the Company's entire interest in Walnut Creek Mining Company. The Company expects to experience a significant decline in coal revenue and earnings beginning in 2001 as long-term contracts begin to expire.

   Other revenue in 2000 approximated 1999 revenue and is primarily attributable to California Private Transportation Company, L.P. ("CPTC") the owner-operator of the private SR91 tollroad in southern California.

   Cost of Revenue for 2000 was $794 million, representing a 121% increase over 1999 cost of revenue of $360 million as a result of the expanding communications business. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 115% during 1999 to 73% for 2000. This decrease is attributed to the expanding communications business. The Company recognized $196 million of costs associated with dark fiber and transoceanic cable sales in 2000. The cost of revenue for the information services businesses, as a percentage of its revenue, was 77% for 2000 compared to 65% for 1999. Lower margins on new contracts and the omission of Year 2000 related work resulted in the decline in margins. The cost of revenue for the coal mining business, as a percentage of revenue, was 40% for 2000 and 45% in 1999. In December 1999, Commonwealth Edison Company ("Commonwealth Edison") and the Company renegotiated certain coal contracts whereby Commonwealth Edison is no longer required to take delivery of its coal commitments but still must pay Level 3 the margins Level 3 would have earned had the coal been delivered.

   Depreciation and Amortization expenses for 2000 were $584 million, a 156% increase over 1999 deprecation and amortization expenses of $228 million. This increase is a direct result of the communications assets placed in service in the later half of 1999 and throughout 2000, including Gateways, local metropolitan networks and domestic, international and submarine networks.

   Selling, General and Administrative expenses were $1,152 million in 2000, representing a 72% increase over 1999. This increase primarily results from the Company's addition of over 2,350 employees during 2000. There was a substantial increase in compensation, travel and facilities costs due to the additional employees. The Company also recorded $241 million in non-cash compensation expense for the year ended December 31, 2000, for expenses recognized under SFAS No. 123 related to grants of stock options and warrants; $126 million of non-cash compensation was recorded for the same period in 1999. The increase in non-cash compensation is due predominantly to an increase in the number of employees. Communications, insurance, bad debt, data processing and marketing costs also contributed to the higher selling, general and administrative expenses. In addition to the expenses noted above, the Company capitalized $162 million and $116 million of selling, general and administrative expenses in 2000 and 1999, respectively, which consisted primarily of compensation expense for employees and consultants working on capital projects. As the Company continues to implement the business plan, selling, general and administrative costs are expected to continue to increase.

   EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA decreased to a loss of ($520) million for the year ended December 31, 2000 from a ($387) million loss for 1999. This decrease was predominantly due to the increase in selling, general and administrative expenses resulting from the rapid expansion of the communications business. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance.

   Adjusted EBITDA, as defined by the Company, is EBITDA as defined above plus the change in cash deferred revenue and minus the non-cash cost of goods sold associated with certain transoceanic IRU sales and dark fiber contracts. For 2000, Adjusted EBITDA was $80 million compared to a loss of ($307) million in 1999. An increase in cash deferred revenue of $404 million and non-cash cost of goods sold related to transoceanic and dark fiber sales of $196 million are primarily responsible for the improved Adjusted EBITDA figures.

   EBITDA and Adjusted EBITDA are not intended to represent operating cash flow for the periods indicated and are not GAAP. See Consolidated Statements of Cash Flows.

   Interest Income was $328 million for 2000 compared to $212 million in 1999. This 55% increase was predominantly due to the Company's increased average cash, cash equivalents and marketable securities balances. Average cash balances increased largely due to the approximately $5.4 billion in proceeds received from the February 29, 2000 debt and equity offerings. The Company's average cash balance also increased as a result of the September 1999 6% Convertible Subordinated Notes offering and the Senior Secured Credit Facility agreement. The increase in interest income is also due to increasing yields on the Company's investments due to increased market rates. Pending utilization of the cash equivalents and marketable securities in implementing the business plan, the Company intends to invest the funds primarily in United States government securities, money market funds, bank repurchase agreements and commercial paper. This investment strategy provides lower yields on the funds, but reduces the risk to principal in the short term prior to using the funds in implementing the business plan. Interest income is expected to decrease in 2001 as the Company continues to fund the investing and operating activities of the communications business.

   Interest Expense, net for 2000 of $282 million represents a 62% increase from 1999. The substantial increase was due to the 6% Convertible Subordinated Notes issued in September 1999, the Senior Secured Credit Facility entered into in September 1999, as well as the approximately $3 billion in debt securities issued on February 29, 2000. The amortization of the related debt issuance costs also contributed to the increased interest expense in 2000. Partially offsetting this increase was an increase in capitalized interest to $353 million in 2000 from $116 million in 1999. Capitalized interest is expected to decrease substantially in 2001 as a result of the completion of both the North American and European intercity networks and other facilities being placed in service.

   Equity in Losses of Unconsolidated Subsidiaries was $284 million in 2000 compared to $127 million in 1999. The equity losses are predominantly attributable to the Company's investment in RCN Corporation ("RCN"). RCN is a facilities-based provider of bundled local and long distance phone, cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago. RCN is incurring significant costs in developing its business plan. The Company's share of RCN's losses, increased to $261 million in 2000 from $135 million in 1999. During the fourth quarter of 2000, Level 3's proportionate share of the RCN's fourth quarter losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it can only recognize equity losses equal to its investment in RCN. As of December 31, 2000, Level 3 had not recorded approximately $20 million of equity losses attributable to RCN's fourth quarter losses. If RCN becomes profitable, Level 3 will not record its equity in RCN's profits until unrecorded equity losses have been offset. Level 3 does not expect, based on RCN's current business plan and analysts' estimates, to recognize equity earnings or losses attributable to RCN in the foreseeable future. Equity losses for 2000 also include $24 million of losses attributable to the Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"). In December 2000, Commonwealth Telephone announced that it was going to record a charge to earnings for the restructuring of its CTCI subsidiary. Commonwealth Telephone indicated that the charge would range from $46-$72 million on an after-tax basis. Level 3 recorded $27 million of equity losses, representing its proportionate share of the midpoint, or $59 million, of the estimated restructuring charge.

   Gains on Equity Investee Stock Transactions was $100 million for 2000 compared to $118 million for 1999. RCN issued stock for the acquisition of 21st Century Telecom Group, Inc. and for certain transactions in early 2000, which diluted the Company's ownership of RCN from 35% at December 31, 1999 to 31% at December 31, 2000. These transactions diluted Level 3's ownership in RCN but increased its proportionate share of RCN's common equity. As a result, Level 3 recognized $95 million of pre-tax gains related to RCN stock activity in 2000. In 1999, RCN issued stock in a public offering and for certain transactions, which resulted in a pre-tax gain of $117 million to the Company. The Company does not expect to recognize future gains on RCN stock activity unless the gains exceed the accumulated net equity losses not recognized by the Company. Level 3 also recognized pre-tax gains of $5 million and $1 million in 2000 and 1999, respectively, for Commonwealth Telephone stock activity that diluted the Company's ownership to 46% at December 31, 2000.

   Gain (Loss) on Sale of Assets decreased to ($19) million in 2000. In the second half of 2000, market conditions and the valuations assigned to companies in certain Internet related sectors and the Company's view of the business prospects of such entities declined dramatically. Therefore, the Company recorded a $37 million pre-tax charge for an other-than-temporary decline in the value of a publicly traded investment. Partially offsetting this charge was a $21 million pre-tax gain on the sale of the Company's entire interest in the Walnut Creek Mining to Peter Kiewit Sons' Inc. Also included are gains and losses on the sale of construction and other operating equipment.

   Other, net decreased to ($2) million in 2000 from $7 million in 1999. The decrease is predominately due to foreign exchange losses recorded in 2000.

   Income Tax Benefit for 2000 differs from the prior year and the statutory rate primarily due to limited availability of taxable income in the carryback period to offset current year losses. The income tax benefit for 1999 differs from the statutory rate of 35% primarily due to losses incurred by the Company's international subsidiaries which cannot be included in the consolidated U.S. federal return, nondeductible goodwill amortization expense and state income taxes. For fiscal 2000, Level 3 recognized a benefit equal to the amount of refund available due to utilization of net operating loss carrybacks. As of December 31, 2000, Level 3 had approximately $638 million of net operating loss carryforwards available to offset future taxable income. At this time, the Company is unable to determine when it will have taxable income to offset the loss carryforwards.

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
                                                                      ---- ----
                                                                      $515 $392
                                                                      ==== ====

   Communications and information services revenue increased from $144 million for the year ended December 31, 1998 to $289 million for the year ended December 31, 1999. Revenue attributable to the communications business increased from $24 million in 1998 to $159 million in 1999. In May 1999, the Massachusetts Department of Public Utilities ruled that Verizon (formerly known as Bell Atlantic), was no longer required to pay the established reciprocal compensation rates for certain services. As a result, beginning in the second quarter, Level 3 elected not to recognize additional revenue from these agreements until the uncertainties were resolved. The Company reached an agreement with Verizon in October 1999. The agreement established new intercarrier or reciprocal compensation rates between the two carriers and assures that the Company will be paid for the traffic it terminates from Verizon. As part of the agreement, the Company and Verizon settled past disputes over reciprocal compensation billing issues. The implementation of the new rate structure and reciprocal compensation billing settlement was contingent upon certain conditions including approval by relevant regulatory authorities. During the fourth quarter, Massachusetts and other states approved the agreement and therefore, the Company recognized $16 million of reciprocal compensation revenue. Also during the fourth quarter the Company completed certain sections of its intercity and metropolitan networks and recognized $26 million of revenue from dark fiber contracts entered into before June 30, 1999. In 1999, the Company recognized a total of $24 million and $37 million of revenue attributable to reciprocal compensation agreements and dark fiber contracts, respectively. In addition, during 1999 the Company recognized $33 million of revenue attributable to private line services, $24 million of revenue attributable to managed modem services, $23 million attributable to colocation services, and $18 million of revenue attributable to Internet access services.

   The communications business generated Cash Revenue of $256 million in 1999. Cash deferred revenue increased $97 million in 1999 as a result of several new dark fiber contracts. Cash Revenue in 1998 for the communications business was $51 million.

   Systems integration revenue increased 11% to $63 million in 1999. Revenue for the computer outsourcing business increased 6% to $67 million in 1999. Revenue attributable to new customers and additional services for existing customers led to the increase in computer outsourcing and systems integration revenue.

   Mining revenue in 1999 decreased to $207 million from $228 million in 1998 due to reduced tonnage requirements under existing contracts with Commonwealth Edison and the expiration of a long-term contract with Commonwealth in 1998.

   Other revenue was consistent with 1998 and is primarily attributable to CPTC.

   Cost of Revenue increased $161 million or 81% to $360 million in 1999 as a result of the expanding communications business. In 1999, communications network expenses were $183 million as compared to $12 million in the prior year. The increase in costs is primarily attributable to the Global Crossing North America, Inc. and Broadwing Communications Inc., leased network expenses, the costs associated with the XCOM Technologies, Inc. ("XCOM") and GeoNet Communications, Inc. ("GeoNet") acquisitions, and costs attributable to the products the Company began offering in late 1998 and 1999. The cost of revenue for the information services business, as a percentage of revenue, decreased for the year ended December 31, 1999 compared to the same period in 1998. This decrease is primarily due to an increase in the utilization rates of systems integration personnel in 1999. The cost of revenue for the coal business, as a percentage of revenue, increased due to the expiration of a high margin long-term contract in 1998.

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

   EBITDA, as defined by the Company, decreased from ($100) million in 1998 to ($387) million in 1999 primarily due to the significant increase in selling, general and administrative expenses, described above, incurred in connection with the implementation of the Company's business plan.

   Adjusted EBITDA for 1999 was ($307) million compared to ($73) million in 1998. Increases in selling, general and administrative expenses partially offset by an increase in cash deferred revenue of $97 million and non-cash cost of goods sold related to dark fiber sales of $17 million, are primarily responsible for the decrease in Adjusted EBITDA.

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

   Equity in Losses of Unconsolidated Subsidiaries are $127 million in 1999 and are primarily attributable to RCN. RCN's losses increased from $205 million in 1998 to $369 million in 1999. The Company's proportionate share of these losses, including goodwill amortization, was $135 million and $92 million in 1999 and 1998, respectively. In 1998, the Company elected to discontinue its funding of Gateway Opportunity Fund, LP, ("Gateway"), which provided venture capital to developing businesses. The Company recorded losses of $28 million in 1998, to reflect Level 3's equity in losses of the underlying businesses of Gateway. Also included are equity earnings and losses of other equity method investments not individually significant.

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

Financial Condition--December 31, 2000

   The Company's working capital increased slightly from $2.8 billion at December 31, 1999 to $3.1 billion at December 31, 2000 due primarily to the proceeds from the debt and equity offerings completed in February 2000 and dark fiber IRU transactions, offset by funds used in operations and in construction of the Level 3 Network. In February 2000, the Company received approximately $2.4 billion of net proceeds from an equity offering and approximately $3.0 billion from the issuance of debt. These financing activities, along with dark fiber IRU transactions, were partially offset by capital expenditures of $5.9 billion and operating expenses incurred to expand the communications business.

   Cash provided by operations increased from $438 million in 1999 to $1 billion in 2000. The increase is primarily attributable to a $585 million increase in deferred revenue, receipt of $246 million of federal income tax refunds and changes in other working capital items including accounts payable and accrued interest payable reduced by the change in receivables. The increase in deferred revenue is a result of the accounting guidance in FASB Interpretation No. 43 issued in June 1999, which requires the Company to defer recognition of certain dark fiber sales and capacity agreements over the term of the contract. Dark fiber agreements typically require customers to pay a deposit at the time the contract is signed with the remaining amount due when the fiber is delivered and accepted by the customer.

   Investing activities include using the proceeds from the debt and equity offerings to purchase $8.3 billion of marketable securities and approximately $5.9 billion of capital expenditures, primarily for the expanding communications and information services business. Provisions of a commercial mortgage financing for one of the Company's Gateway facilities required the Company to place approximately $145 million of funds in a restricted account to be used for completing the buildout of that Gateway facility. The Company also realized $7.8 billion of proceeds from the sales and maturities of marketable securities and $99 million of proceeds from the sale of non-telecom assets and network construction equipment.

   Financing sources in 2000 consisted primarily of the net proceeds of $2.4 billion from the issuance of 23 million shares of Level 3 common stock, $836 million in Convertible Subordinated Notes, $1.4 billion in three tranches of U.S. dollar denominated debt securities, $763 million from two tranches of Euro denominated senior debt securities and $224 million from mortgage financings. The Company also received proceeds of $15 million in 2000 from the exercise of Company stock options and repaid long-term debt of $21 million primarily related to the Pavilion Towers office complex.

Liquidity and Capital Resources

   Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company has become a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. To reach this goal, the Company has created, through a combination of construction, purchase and leasing of facilities and other assets, an advanced, international, end-to-end, facilities-based communications network. The Company has designed its network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

   The continued development of the Company's businesses will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues are expected to be realized. These expenditures, together with the associated early operating expenses, have, and may continue to result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and additional build-out schedule are reasonable, the actual construction costs or the timing of the expenditures may deviate from current estimates. The Company's capital expenditures in connection with the business plan were approximately $5.9 billion during 2000. The majority of the spending was for construction of the U.S. and European intercity networks, certain local metropolitan networks in the U.S. and Europe, and the transatlantic cable network. Total capital expenditures for 2001 are expected to be approximately $3.4 billion. The proceeds received from the February 2000 debt and equity offerings combined with the cash and marketable securities already on hand and the undrawn commitments of $900 million at December 31, 2000 under the Senior Secured Credit Facility, provided Level 3 with approximately $4.9 billion of funds available at the end of the year. Additionally, on January 8, 2001, the Company borrowed an additional $250 million under the credit facility. The Company's current liquidity and committed contracts should be sufficient to fund the currently committed portions of the business plan.

   On January 24, 2000, the Company announced that it was expanding the scope of its business plan to include a significant increase in the amount of colocation space available to the Company's communications intensive customers, and additional local fiber facilities. The Company currently estimates that the implementation of the business plan will require between $13 and $14 billion over the 10-year period of the business plan. The Company's successful debt and equity offerings in February 2000 have given the Company the ability to implement the committed portions of the business plan. However, if additional opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan, the Company filed a "universal" shelf registration for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depositary shares. The registration statement (declared effective by the Securities and Exchange Commission on January 31, 2001), in combination with the remaining availability under an existing universal shelf registration statement, allows Level 3 to offer an aggregate of up to $3.156 billion of additional securities to fund its business plan. In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses or investments to fund portions of the business plan. The Company may also sell or lease fiber optic capacity, or access to its conduits.

   The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits. In addition, proceeds from dispositions of the Company's assets may not reflect the assets' intrinsic values. Further, expenditures may exceed the Company's estimates and the financing needed may be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have material adverse effect on the implementation of the business plan.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to interest rate risk increased due to the $1.375 billion Senior Secured Credit Facility entered into by the Company in September 1999 and the commercial mortgages entered into in 2000. As of December 31, 2000, the Company had borrowed $475 million under the Senior Secured Credit Facility and $233 million under the commercial mortgages. Amounts drawn on these debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages. A hypothetical 10% increase in interest rates would increase annual interest expense of the Company by approximately $7 million based on outstanding amounts under these variable rate instruments of $708 million at December 31, 2000. At December 31, 2000, the Company had $6.6 billion of fixed rate debt bearing interest at annual rates ranging from 6.0% to 12.875%. A decline in interest rates in the future on this fixed rate debt will not benefit the Company due to the terms and conditions of the loan agreements that prohibit prepayment of the debt or require the Company to repurchase the debt at specified premiums. Thus, a potential decline in interest rates exposes the Company to market risk that the cost of debt is higher than competitors. The Company continues to evaluate alternatives to limit interest rate risk.

   Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments is approximately $540 million as of December 31, 2000, which is significantly higher than their carrying value of $105 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $108 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

   The Company's business plan includes developing and constructing networks in Europe and Asia. As of December 31, 2000, the Company had invested significant amounts of capital in both regions and will continue to expand its presence in Europe and Asia in 2001. The Company issued (Euro) 800 million in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries. Due to the historically low exchange rates involving the U.S. Dollar and the Euro during the fourth quarter, Level 3 elected to set aside the remaining Euros received from the February debt offerings and purchase on the spot market the Euros required to fund its current European investing and operating activities. Other than the issuance of the Euro denominated debt and the purchase of the Euros on the spot market, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

   The financial statements of an equity method investee (RCN Corporation) are required by Rule 3.09 and will be filed as a part of this Report by an amendment to this Report upon the filing by RCN of their Form 10-K for the year ended December 31, 2000. RCN's filing of their Form 10-K is not yet due.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included in Item 1. Business above under the caption "Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 14 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

  3.1  Restated Certificate of Incorporation dated March 31, 1998 (Exhibit 1 to
        Registrant's Form 8-A filed on April 1,1998).

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

  4.1  Indenture, dated as of April 28, 1998, between the Registrant and II3J
        Schroder Bank & Trust Company as Trustee relating to the Registrant's 9
        1/8% Senior Notes due 2008 (Exhibit 4.1 to the Registrant's
        Registration Statement on Form S-4 File No. 333-56399).

  4.2  Indenture, dated as of December 2, 1998, between the Registrant and IBJ
        Schroder Bank & Trust Company as Trustee relating to the Registrant's
        10 1/2% Senior Discount Notes due 2008 (Exhibit 4.1 to the Registrant's
        Registration Statement on Form S-4 File No. 333-71687).

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


 4.3.3 Second Supplemental Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 6% Convertible Subordinated Notes due 2010 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 29, 2000).

  4.4  Indenture, dated as of February 29, 2000, between the Registrant and The
        Bank of New York as Trustee relating to the Registrant's 11% Senior
        Notes due 2008 (Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 File No. 333-37362).

  4.5  Indenture, dated as of February 29, 2000, between the Registrant and The
        Bank of New York as Trustee relating to the Registrant's 11 1/4% Senior
        Notes due 2010 (Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 File No. 333-37362).

  4.6  Indenture, dated as of February 29, 2000, between the Registrant and The
        Bank of New York as Trustee relating to the Registrant's 12 7/8% Senior
        Discount Notes due 2010 (Exhibit 4.3 to the Registrant's Registration
        Statement on Form S-4 File No. 333-37362).

  4.7  Indenture, dated as of February 29, 2000, between the Registrant and The
        Bank of New York as Trustee relating to the Registrant's 10 3/4% Senior
        Euro Notes due 2008 (Exhibit 4.1 to the Registrant's Registration
        Statement on Form S-4 File No. 333-37364).

  4.8  Indenture, dated as of February 29, 2000, between the Registrant and The
        Bank of New York as Trustee relating to the Registrant's 11 1/4% Senior
        Euro Notes due 2010 (Exhibit 4.2 to the Registrant's Registration
        Statement on Form S-4 File No. 333-37364).

 10.1  Separation Agreement, dated December 8, 1997, by and among PKS, Riewit
        Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction
        Group Inc. (Exhibit 10.1 to the Registrant's Form 10-K for 1997).

 10.2 Amendment No. 1 to Separation Agreement, dated March 18, 1997, by and among PKS, Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit
        Construction Group Inc. (Exhibit 10.1 to the Registrant's Form 10-K for
        1997).

 10.3  Cost Sharing and IRU Agreement between Level 3 Communications, LLC and
        INTERNEXT, LLC dated July 18, 1998 (Exhibit 10.1 to the Registrant's
        Quarterly Report on Form IO-Q for the three months ended September 30,
        1998).

 10.4  Credit Agreement dated as of September 30, 1999 among Level 3
        Communications, LLC, the Borrowers named therein, the Lenders Party thereto and The Chase Manhattan Bank, as Agent (Exhibit 10.1 to the
        Registrant's Quarterly Report on Form 10-Q for the three months ended
        September 30, 1999).

 21    List of subsidiaries of the Company

 23.1  Consent of Arthur Andersen LLP

 23.2  Consent of PricewaterhouseCoopers LLP


  (b) Reports on Form 8-K filed by the Registrant during the fourth quarter of 2000.

     On November 7, 2000, the Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K relating to the issuance of a press release containing an open letter to the Level 3 Stockholders.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of March, 2001.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Walter Scott, Jr.          Chairman of the Board         March 7, 2001
______________________________________
          Walter Scott, Jr.

          /s/ James Q. Crowe           Chief Executive Officer       March 7, 2001
______________________________________  and Director
            James Q. Crowe

         /s/ Kevin J. O'Hara           President, Chief Operating    March 7, 2001
______________________________________  Officer and Director
           Kevin J. O'Hara

       /s/ R. Douglas Bradbury         Vice Chairman and             March 7, 2001
______________________________________  Executive Vice President
         R. Douglas Bradbury

      /s/ Charles C. Miller, III       Vice Chairman and             March 7, 2001
______________________________________  Executive Vice President
        Charles C. Miller, III

         /s/ Sureel A. Choksi          Group Vice President and      March 7, 2001
______________________________________  Chief Financial Officer
           Sureel A. Choksi             (Principal Financial
                                        Officer)

        /s/ Eric J. Mortensen          Vice President and            March 7, 2001
______________________________________  Controller (Principal
          Eric J. Mortensen             Accounting Officer)

          /s/ Mogens C. Bay            Director                      March 7, 2001
______________________________________
            Mogens C. Bay

       /s/ William L. Grewcock         Director                      March 7, 2001
______________________________________
         William L. Grewcock

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Richard R. Jaros          Director                      March 7, 2001
______________________________________
           Richard R. Jaros

         /s/ Robert E. Julian          Director                      March 7, 2001
______________________________________
           Robert E. Julian


         /s/ David C. McCourt          Director                      March 7, 2001
______________________________________
           David C. McCourt

        /s/ Kenneth E. Stinson         Director                      March 7, 2001
______________________________________
          Kenneth E. Stinson

       /s/ Colin V.K. Williams         Director                      March 7, 2001
______________________________________
         Colin V.K. Williams
        /s/ Michael B. Yanney          Director                      March 7, 2001
______________________________________
          Michael B. Yanney

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants................................. F-2
Financial Statements as of December 31, 2000 and December 31, 1999 and
 for the three years ended December 31, 2000:
  Consolidated Statements of Operations.................................. F-3
  Consolidated Balance Sheets............................................ F-4
  Consolidated Statements of Cash Flows.................................. F-5
  Consolidated Statements of Changes in Stockholders' Equity............. F-7
  Consolidated Statements of Comprehensive Income (Loss)................. F-8
  Notes to Consolidated Financial Statements............................. F-9

   Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Level 3 Communications, Inc.:

   We have audited the consolidated balance sheets of Level 3 Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, changes in stockholders' equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Denver, Colorado
January 24, 2001.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the three years ended December 31, 2000

                                                         2000     1999   1998
                                                        -------  ------  -----
                                                            (dollars in
                                                          millions, except
                                                          per share data)
Revenue................................................ $ 1,185  $  515  $ 392
Costs and Expenses:
  Cost of revenue......................................    (794)   (360)  (199)
  Depreciation and amortization........................    (584)   (228)   (66)
  Selling, general and administrative..................  (1,152)   (668)  (332)
  Write-off of in-process research and development.....     --      --     (30)
                                                        -------  ------  -----
    Total costs and expenses...........................  (2,530) (1,256)  (627)
                                                        -------  ------  -----
Loss from Operations...................................  (1,345)   (741)  (235)
Other Income (Expense):
  Interest income......................................     328     212    173
  Interest expense, net................................    (282)   (174)  (132)
  Equity in losses of unconsolidated subsidiaries,
   net.................................................    (284)   (127)  (132)
  Gain on equity investee stock transactions...........     100     118     62
  Gain (loss) on sale of assets........................     (19)     (2)   107
  Other, net...........................................      (2)      7      4
                                                        -------  ------  -----
    Total other income (expense).......................    (159)     34     82
                                                        -------  ------  -----
Loss Before Income Tax Benefit and Discontinued
 Operations............................................  (1,504)   (707)  (153)
Income Tax Benefit.....................................      49     220     25
                                                        -------  ------  -----
Loss from Continuing Operations........................  (1,455)   (487)  (128)
Discontinued Operations:
  Gain on Split-off of Construction Group..............     --      --     608
  Gain on disposition of energy business net of income
   tax expense of ($175)...............................     --      --     324
                                                        -------  ------  -----
  Income from discontinued operations..................     --      --     932
                                                        -------  ------  -----
Net Earnings (Loss).................................... $(1,455) $ (487) $ 804
                                                        =======  ======  =====

Earnings (Loss) Per Share of Level 3 Common Stock
 (Basic and Diluted):
  Continuing operations................................ $ (4.01) $(1.46) $(.43)
                                                        =======  ======  =====
  Discontinued operations excluding construction
   operations.......................................... $   --   $  --   $3.09
                                                        =======  ======  =====
  Net earnings (loss) excluding construction
   operations.......................................... $ (4.01) $(1.46) $2.66
                                                        =======  ======  =====
  Net earnings (loss) excluding gain on Split-off of
   Construction Group.................................. $ (4.01) $(1.46) $ .64
                                                        =======  ======  =====

          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                2000     1999
                                                               -------  ------
                                                                (dollars in
                                                                 millions,
                                                                 except per
                                                                share data)
Assets
Current Assets:
  Cash and cash equivalents................................... $ 1,269  $1,214
  Marketable securities.......................................   2,742   2,227
  Restricted securities.......................................     202      51
  Receivables, less allowances for doubtful accounts of $33
   and $9, respectively.......................................     617     150
  Recoverable income taxes....................................      67     241
  Other.......................................................     148      55
                                                               -------  ------
Total Current Assets..........................................   5,045   3,938
Net Property, Plant and Equipment.............................   9,383   4,287
Investments...................................................     146     300
Other Assets, net.............................................     345     381
                                                               -------  ------
                                                               $14,919  $8,906
                                                               =======  ======

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable............................................ $ 1,552  $  832
  Current portion of long-term debt...........................       7       6
  Accrued payroll and employee benefits.......................      90      43
  Accrued interest............................................     124      47
  Deferred revenue............................................      68      72
  Other.......................................................     106      90
                                                               -------  ------
Total Current Liabilities.....................................   1,947   1,090
Long-Term Debt, less current portion..........................   7,318   3,989
Deferred Revenue..............................................     652      63
Accrued Reclamation Costs.....................................      94      99
Other Liabilities.............................................     359     260
Commitments and Contingencies
Stockholders' Equity:
 Preferred stock, $.01 par value, authorized 10,000,000
  shares: no shares outstanding...............................     --      --
 Common stock:
  Common stock, $.01 par value, authorized 1,500,000,000
   shares: 367,599,870 outstanding in 2000 and 341,396,727
   outstanding in 1999........................................       4       3
  Class R, $.01 par value, authorized 8,500,000 shares: no
   shares outstanding.........................................     --      --
 Additional paid-in capital...................................   5,167   2,501
 Accumulated other comprehensive loss.........................     (73)     (5)
 Retained earnings (accumulated deficit)......................    (549)    906
                                                               -------  ------
Total Stockholders' Equity....................................   4,549   3,405
                                                               -------  ------
                                                               $14,919  $8,906
                                                               =======  ======

          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the three years ended December 31, 2000

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                      (dollars in millions)
Cash Flows from Operating Activities:
  Net Earnings (Loss)............................... $(1,455) $  (487) $   804
  Less: Income from Discontinued Operations.........     --       --      (932)
                                                     -------  -------  -------
  Loss from continuing operations...................  (1,455)    (487)    (128)
    Adjustments to reconcile loss from continuing
     operations to net cash provided by operating
     activities:
      Write-off in process research and
       development..................................     --       --        30
      Equity losses, net............................     284      127      132
      Depreciation and amortization.................     584      228       66
      Dark fiber and submarine cable cost of
       revenue......................................     196       17      --
      Amortization of premiums (discounts) on
       marketable securities........................     (41)      10      (24)
      Amortization of debt issuance costs...........      21        9        3
      (Gain) loss on sale of property, plant and
       equipment and other assets...................     (19)       2      (17)
      Gain on equity investee stock transactions....    (100)    (118)     (62)
      Gain on sale of Cable Michigan................     --       --       (90)
      Non-cash compensation expense attributable to
       stock awards.................................     241      126       39
      Federal income tax refunds....................     246       81       46
      Deferred income taxes.........................     --       (56)     (50)
      Deferred revenue..............................     585      121       27
      Deposits......................................      24      (64)     --
      Accrued interest on marketable securities.....      (5)      (7)     (43)
      Accrued interest on long-term debt............     176       69       35
      Change in working capital items:
        Receivables.................................    (475)     (84)      (1)
        Other current assets........................    (178)    (170)     (10)
        Payables....................................     737      544      239
        Other liabilities...........................     158       86      (19)
      Other.........................................      21        3       (3)
                                                     -------  -------  -------
Net Cash Provided by Continuing Operations..........   1,000      437      170
Cash Flows from Investing Activities:
  Proceeds from sales and maturities of marketable
   securities.......................................   7,823    5,169    3,214
  Purchases of marketable securities................  (8,284)  (4,555)  (5,334)
  Increase in restricted securities.................    (150)     (16)      (8)
  Capital expenditures..............................  (5,944)  (3,436)    (910)
  Investments and acquisitions, net of cash
   acquired.........................................     (34)      (3)     (67)
  Proceeds from sale of property, plant and
   equipment, and other investments.................      99       12       27
  Proceeds from sale of Cable Michigan..............     --       --       129
                                                     -------  -------  -------
Net Cash Used in Investing Activities............... $(6,490) $(2,829) $(2,949)

          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                  For the three years ended December 31, 2000

                                                          2000    1999    1998
                                                         ------  ------  ------
                                                             (dollars in
                                                              millions)
Cash Flows from Financing Activities:
  Long-term debt borrowings, net of issuance costs.....  $3,195  $1,249  $2,426
  Payments on long-term debt, including current
   portion.............................................     (21)     (6)    (12)
  Issuances of common stock, net of issuance costs.....   2,407   1,498      21
  Stock options exercised..............................      15      22      11
  Exchange of Class C Stock for Class D Stock, net.....     --      --      122
  Repurchases of common stock..........................     --      --       (1)
                                                         ------  ------  ------
Net Cash Provided by Financing Activities..............   5,596   2,763   2,567
Cash Flows from Discontinued Operations:
  Proceeds from sale of discontinued energy operations,
   net of income tax payments of $192 million..........     --      --      967
                                                         ------  ------  ------
Net Cash Provided by Discontinued Operations...........     --      --      967
Effect of Exchange Rates on Cash and Cash Equivalents..     (51)      1     --
                                                         ------  ------  ------
Net Change in Cash and Cash Equivalents................      55     372     755
Cash and Cash Equivalents at Beginning of Year.........   1,214     842      87
                                                         ------  ------  ------
Cash and Cash Equivalents at End of Year...............  $1,269  $1,214  $  842
                                                         ======  ======  ======
Supplemental Disclosure of Cash Flow Information:
  Income taxes paid....................................  $    2  $    2  $  246
  Interest paid........................................     461     193     104
Noncash Investing and Financing Activities:
  Equity securities received in exchange for services..  $   43  $    5  $  --
  Issuances of stock for acquisitions:
    Businessnet Ltd....................................       3       8     --
    XCOM Technologies, Inc.............................     --      --      154
    GeoNet Communications, Inc.........................     --      --       19
    Others.............................................     --      --       10

   The activities of the Construction Group have been removed from the consolidated statements of cash flows. The Construction Group had cash flows of ($62) million for the three months ended March 31, 1998, (the date of the Split-off).

          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the three years ended December 31, 2000

                          Class                     Accumulated    Retained
                           B&C          Additional     Other       Earnings
                          Common Common  Paid-in   Comprehensive (Accumulated
                          Stock  Stock   Capital   Income (Loss)   Deficit)    Total
                          ------ ------ ---------- ------------- ------------ -------
                                             (dollars in millions)
Balance at December 27,
 1997...................   $  1   $ 8     $  427       $ (5)       $ 1,799    $ 2,230
Common Stock:
 Issuances..............    --      1        203        --             --         204
 Stock options
  exercised.............    --      1         10        --              (1)        10
 Designation of par
  value to $.01.........    --     (8)         8        --             --         --
 Stock dividend.........    --      1         (1)       --             --         --
 Stock plan grants......    --    --          44        --             --          44
 Income tax benefit from
  exercise of options...    --    --          19        --             --          19
Class R Stock:
 Issuance and forced
  conversion............    --    --         164        --            (164)       --
Class C Stock:
 Repurchases............    --    --         (25)       --             --         (25)
 Conversion of
  debentures............    --    --          10        --             --          10
Net Earnings............    --    --         --         --             804        804
Other Comprehensive
 Loss...................    --    --         --          (6)           --          (6)
Split-off of the
 Construction & Mining
 Group..................     (1)  --         (94)        15         (1,045)    (1,125)
                           ----   ---     ------       ----        -------    -------
Balance at December 31,
 1998...................    --      3        765          4          1,393      2,165
Common Stock:
 Issuances, net of
  offering costs........    --    --       1,506        --             --       1,506
 Stock options
  exercised.............    --    --          22        --             --          22
 Stock plan grants......    --    --         130        --             --         130
 Income tax benefit from
  exercise of options...    --    --          78        --             --          78
Net Loss................    --    --         --         --            (487)      (487)
Other Comprehensive
 Loss...................    --    --         --          (9)           --          (9)
                           ----   ---     ------       ----        -------    -------
Balance at December 31,
 1999...................    --      3      2,501         (5)           906      3,405
Common Stock:
 Issuances, net of
  offering costs........    --      1      2,409        --             --       2,410
 Stock options
  exercised.............    --    --          15        --             --          15
 Stock plan grants......    --    --         237        --             --         237
 Shareworks plan........    --    --           5        --             --           5
Net Loss................    --    --         --         --          (1,455)    (1,455)
Other Comprehensive
 Loss...................    --    --         --         (68)           --         (68)
                           ----   ---     ------       ----        -------    -------
Balance at December 31,
 2000...................   $--    $ 4     $5,167       $(73)       $  (549)   $ 4,549
                           ====   ===     ======       ====        =======    =======

          See accompanying notes to consolidated financial statements.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  For the three years ended December 31, 2000

                                                           2000    1999   1998
                                                          -------  -----  ----
                                                             (dollars in
                                                              millions)
Net Earnings (Loss)...................................... $(1,455) $(487) $804
Other Comprehensive Income (Loss) Before Tax:
  Foreign currency translation adjustments...............     (73)   (10)    1
  Unrealized holding gains (losses) arising during
   period................................................       5     (3)   (2)
  Reclassification adjustment for gains included in net
   earnings (loss).......................................     --      (1)   (9)
                                                          -------  -----  ----
Other Comprehensive Loss, Before Tax.....................     (68)   (14)  (10)
Income Tax Benefit Related to Items of Other
 Comprehensive Loss......................................     --       5     4
                                                          -------  -----  ----
Other Comprehensive Loss Net of Taxes....................     (68)    (9)   (6)
                                                          -------  -----  ----
Comprehensive Income (Loss).............................. $(1,523) $(496) $798
                                                          =======  =====  ====



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

   In 1997, the Company agreed to sell its energy assets to MidAmerican Energy Holding Company, Inc. ("MidAmerican") and to separate the construction operations ("Construction Group") from the Company. Therefore, the results of operations of these businesses have been classified as discontinued operations on the consolidated statements of operations and cash flows (See notes 2 and 3).

Communications and Information Services Revenue

   Revenue for communications services, including private line, colocation, Internet access, managed modem and voice, is recognized monthly as the services are provided. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement. Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements ("IRUs") that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, are recognized at the time of delivery and acceptance of the fiber by the customer.

   Effective July 1, 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"). Under FIN 43, certain sale and long-term right-of-use agreements of dark fiber and capacity entered into after June 30, 1999, are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. Dark fiber is considered integral equipment and accordingly, a lease must include a provision allowing title to transfer to the lessee in order for that lease to be accounted for as a sales-type lease. Failure to satisfy the requirements of the FASB Interpretation result in the deferral of revenue recognition for these agreements over the term of the agreement (currently up to 20 years).

   The adoption of FIN 43 did not have an effect on the Company's cash flows. Dark fiber IRUs generally require the customer to make a down payment due upon execution of the agreement with the balance due upon delivery and acceptance of the fiber. These long-term dark fiber contracts and the issuance of FIN 43 have resulted in a substantial amount of deferred revenue being recorded on the balance sheet.

   The Company is obligated under dark fiber IRUs to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

   The cost of revenue associated with the revenue recognized for dark fiber agreements entered into prior to June 30, 1999, was determined based on an allocation of the total estimated costs of the network to the dark fiber provided to the customers. The allocation takes into account the service capacity of the specific dark fiber provided to customers relative to the total expected capacity of the network. Changes to total estimated costs and network capacity are included in the allocation in the period in which they become known. Cost of revenue associated with the sale of a portion of the trans-Atlantic submarine cable was determined based on actual costs incurred by Level 3 and its contractors to construct such assets. Cost of revenue also includes leased capacity, right-of-way costs, access charges and other costs directly attributable to the network.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   Accounting practice and guidance with respect to the treatment of submarine dark fiber sales and terrestial IRU agreements continue to evolve. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these transactions in the future.

   Information services revenue is primarily derived from the computer outsourcing business and the systems integration business. Level 3 provides outsourcing services, typically through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts, Level 3 recognizes revenue in the month the service is provided. The systems integration business helps customers define, develop and implement cost-effective information systems. Revenue from these services is recognized on a time and materials basis or percentage of completion basis depending on the extent of the services provided. Cost of revenue includes costs of consultants' salaries and other direct costs for the information services business.

   The communications and information services industry is highly competitive. Many of the Company's existing and potential competitors in the communications and information services industry have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including existing customer bases. Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996, the opening of the U.S. market to foreign carriers, technological advances and further deregulation could give rise to significant new competitors to the Company.

   The Company provides telecommunications services to a wide range of customers, ranging from well capitalized national carriers to local Internet start-ups. The Company has in place policies and procedures to review the financial condition of potential and existing customers. Based on these policies and procedures, the Company believes its exposure to credit risk within the communications business is mitigated. Concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company's customer base among geographic areas and remedies provided by terms of contracts and statutes.

Coal Sales Contracts

   Historically, Level 3's coal is sold primarily under long-term contracts with electric utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of Level 3's coal revenue was earned from long-term contracts during 2000, 1999, and 1998. The remainder of Level 3's sales are made on the spot market where prices are substantially lower than those in the long-term contracts. Beginning in 2001, a higher proportion of Level 3's sales will occur on the spot market as long-term contracts begin to expire. Costs of revenue related to coal sales include costs of mining and processing, estimated reclamation costs, royalties and production taxes.

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

   Level 3 is also required to comply with various federal, state and local laws concerning protection of the environment. Level 3 believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors are similarly affected by these laws.

   Level 3's coal sales contracts are with several electric utility and industrial companies. In the event that these customers do not fulfill contractual responsibilities, Level 3 could pursue the available legal remedies.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Depreciation and Amortization

   Property, plant and equipment are recorded at cost. Depreciation and amortization for the Company's property, plant and equipment are computed on accelerated and straight-line methods based on the following useful lives:

       Facility and Leasehold Improvements.......................... 20-40 years
       Operating Equipment:
        Network Infrastructure (including fiber)....................  7-25 years
        Transmission equipment and electronics......................   3-7 years
       Network Construction Equipment...............................   5-7 years
       Furniture, Fixtures and Office Equipment.....................   3-7 years
       Other........................................................  2-10 years

   Depletion of mineral properties is provided primarily on a units-of-extraction basis determined in relation to coal committed under sales contracts.

Investee Stock Activity

   The Company recognizes gains and losses from the sale, issuance and repurchase of stock by its equity method investees in the statements of operations.

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

Reserves for Reclamation

   The Company follows the policy of providing an accrual for reclamation of mined properties, based on the estimated total cost of restoration of such properties to meet compliance with laws governing strip mining, by applying per-ton reclamation rates to coal mined. These reclamation rates are determined using the remaining

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES estimated reclamation costs and tons of coal committed under sales contracts. The Company reviews its reclamation cost estimates annually and revises the reclamation rates on a prospective basis, as necessary.

Income Taxes

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In 2000, Level 3 utilized a portion of its accumulated net operating tax losses to offset prior year taxable income. The remaining net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against deferred tax assets as the Company is unable to conclude under relevant accounting standards that it is more likely than not that net operating losses will be realizable.

Comprehensive Income (Loss)

   Comprehensive income (loss) includes net earnings (loss) and other non-owner related changes in equity not included in net earnings (loss), such as unrealized gains and losses on marketable securities classified as available for sale and foreign currency translation adjustments related to foreign subsidiaries.

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

Stock Dividend

   Effective August 10, 1998, the Company issued a dividend of one share of Level 3 Common Stock for each share of Level 3 Common Stock then outstanding. All share information and per share data have been restated to reflect the stock dividend.

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

Recently Issued Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, the type of hedge, and the extent of hedge ineffectiveness. The Company currently makes minimal use of derivative instruments as defined by SFAS No. 133. If the Company

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES does not increase the utilization of these derivatives, the adoption of this standard is not expected to have a significant effect on the Company's results of operations or its financial position.

   In December 1999 the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted SAB 101 as of January 1, 2000. The adoption did not have a material effect on the financial results as the Company's revenue recognition policies were already consistent with SAB 101.

Fiscal Year

   In May 1998, the Company's Board of Directors changed Level 3's fiscal year end from the last Saturday in December to a calendar year end. The results of operations for the additional four days in the 1998 fiscal year are reflected in the Company's Form 10-K for the period ended December 31, 1998 and were not material to the overall results of operations and cash flows.

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

   On March 31, 1998, the Company reflected the fair value of the Construction Group as a distribution to the Class C stockholders because the distribution was considered non-pro rata as compared to the Company's previous two-class capital stock structure. The Company recognized a gain of $608 million within discontinued operations, equal to the difference between the carrying value of the Construction Group and its fair value in accordance with FASB Emerging Issues Task Force Issue 96-4, "Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners." There were no taxes related to this gain due to the tax-free nature of the Split-off.

   In connection with the Split-off, the Class D Stock became the common stock of Level 3 Communications, Inc. ("Common Stock") on a one for one basis, and shortly thereafter, began trading on the Nasdaq National Market under the symbol "LVLT".

   Prior to this Split-off, the Company's certificate of incorporation gave stockholders the right to exchange their Class C Stock for Class D Stock under a set conversion formula. That right was eliminated as a result of the Split-off. To replace that conversion right, Class C stockholders received an aggregate of 6.5 million shares

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES of a new Class R Stock in January 1998, which were convertible into Common Stock in accordance with terms ratified by stockholders in December 1997. The Company reflected in the equity accounts the exchange of the conversion right and issuance of the Class R Stock at its fair value of $92 million at the date of the Split-off.

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

(3) Discontinued Energy Operations

   On January 2, 1998, the Company completed the sale of its energy assets to MidAmerican. These assets included approximately 20.2 million shares of MidAmerican common stock (assuming the exercise of 1 million options held by Level 3), Level 3's 30% interest in CE Electric and Level 3's investments in international power projects in Indonesia and the Philippines. Level 3 recognized an after-tax gain on the disposition of $324 million and the after-tax proceeds of approximately $967 million from the transaction were used in part to fund the business plan. Results of operations for the period through January 2, 1998 were not considered significant and the gain on disposition was calculated using the carrying amount of the energy assets as of December 27, 1997.

(4) Earnings Per Share

   The Company had a loss from continuing operations for the years ended December 31, 2000, 1999 and 1998, therefore, the dilutive impact of the approximately 19 million shares and 13 million shares at December 31, 2000 and 1999, respectively, attributable to the convertible subordinated notes and the approximately 24 million, 21 million and 23 million options and warrants outstanding at December 31, 2000, 1999 and 1998 respectively, have not been included in the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive to the computation.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The following details the earnings (loss) per share calculations for the Level 3 Common Stock.

                                                            Year Ended
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Loss from Continuing Operations (in millions)........ $(1,455) $  (487) $  (128)
Discontinued Operations:
  Earnings from discontinued energy operations.......     --       --       324
  Gain on split-off of construction operations.......     --       --       608
                                                      -------  -------  -------
    Earnings from discontinued operations............     --       --       932
                                                      -------  -------  -------
Net Earnings (Loss) Excluding Discontinued
 Construction Operations............................. $(1,455) $  (487) $   804
                                                      =======  =======  =======
Total Number of Weighted Average Shares Outstanding
 used to Compute Basic and Dilutive Earnings Per
 Share (in thousands)................................ 362,539  334,348  301,976
Earnings (Loss) per Share (Basic and Diluted):
  Continuing operations.............................. $ (4.01) $ (1.46) $  (.43)
                                                      =======  =======  =======
  Discontinued energy operations..................... $   --   $   --   $  1.07
                                                      =======  =======  =======
  Gain on split-off of discontinued construction
   operations........................................ $   --   $   --   $  2.02
                                                      =======  =======  =======
  Net earnings (loss) excluding discontinued
   construction operations........................... $ (4.01) $ (1.46) $  2.66
                                                      =======  =======  =======
  Net earnings (loss) excluding gain on split-off of
   construction operations........................... $ (4.01) $ (1.46) $   .64
                                                      =======  =======  =======

(5) Acquisitions

   In April 1998, the Company acquired XCOM Technologies, Inc. ("XCOM"), a privately held company that at the time had developed technology which provided certain key components necessary for the Company to develop an interface between its Internet protocol-based network and the existing public switched telephone network. The Company issued approximately 5.3 million shares of Level 3 Common Stock and 0.7 million options and warrants to purchase Level 3 Common Stock in exchange for all the stock, options and warrants of XCOM.

   The Company accounted for this transaction, valued at $154 million, as a purchase. Of the total purchase price, $30 million was allocated to in-process research and development and was taken as a nondeductible charge to earnings in 1998. The purchase price exceeded the fair value of the net assets acquired by $115 million which was recognized as goodwill and is being amortized over a five-year period.

   For the XCOM acquisition and the Company's other acquisitions, the excess purchase price over the fair market value of the underlying assets was allocated to goodwill, other intangible assets and property based upon preliminary estimates of fair value. The final purchase price allocation for these acquisitions did not vary significantly from preliminary estimates.

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

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Marketable and Restricted Securities

   Level 3 has classified all marketable and restricted securities as available-for-sale. Restricted securities include investments in mutual funds that are restricted to fund certain reclamation liabilities of its coal mining ventures, cash deposits related to construction renovations for the New York Gateway facility, and cash to collateralize letters of credit. The cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses are included in accumulated other comprehensive income (loss) within stockholders' equity.

   At December 31, 2000 and 1999, the cost, unrealized holding gains and losses, and estimated fair values of marketable and restricted securities were as follows:

                                                   Unrealized Unrealized
                                                    Holding    Holding    Fair
                                             Cost    Gains      Losses   Value
                                            ------ ---------- ---------- ------
                                                   (dollars in millions)
2000
Marketable Securities:
  Commercial Paper......................... $  204    $--        $--     $  204
  U.S. Treasury securities.................  2,534       4        --      2,538
                                            ------    ----       ----    ------
                                            $2,738    $  4       $--     $2,742
                                            ======    ====       ====    ======
Restricted Securities:
  Cash and cash equivalents................ $  173    $--        $--     $  173
  Wilmington Trust:
    Intermediate term bond fund............     14     --         --         14
    Equity fund............................     11       4        --         15
                                            ------    ----       ----    ------
                                            $  198    $  4       $--     $  202
                                            ======    ====       ====    ======
1999
Marketable Securities:
  U.S. Treasury securities................. $2,231    $--        $ (4)   $2,227
                                            ------    ----       ----    ------
                                            $2,231    $--        $ (4)   $2,227
                                            ======    ====       ====    ======
Restricted Securities:
  Cash and cash equivalents................ $   21    $--        $--     $   21
  Wilmington Trust:
    Intermediate term bond fund............     13     --         --         13
    Equity fund............................     10       7        --         17
                                            ------    ----       ----    ------
                                            $   44    $  7       $--     $   51
                                            ======    ====       ====    ======

   For debt securities, costs do not vary significantly from principal amounts. The Company did not recognize any realized gains and losses on sales of marketable and equity securities in 2000. Realized gains and losses on sales of marketable and equity securities were $17 million and $16 million in 1999, and $10 million and $1 million in 1998, respectively.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   At December 31, 2000, the contractual maturities of the debt securities are as follows:

                                                              Cost    Fair Value
                                                           ---------- -----------
                                                           (dollars in millions)
   Commercial Paper:
     Less than 1 year..................................... $      204 $      204
                                                           ========== ==========
   U.S. Treasury Securities:
     Less than 1 year..................................... $    2,534 $    2,538
                                                           ========== ==========

   Maturities for the restricted securities have not been presented as the types of securities included do not have a single maturity date.

Long-Term Debt

   The fair value of long-term debt was estimated using the December 31, 2000 and 1999 average of the bid and ask price for the publicly traded debt instruments. The fair value of the outstanding amount under the Senior Secured Credit Facility and mortgages approximates their carrying values at December 31, 2000.

   The carrying amount and estimated fair values of Level 3's financial instruments are as follows:

                                                    2000            1999
                                               --------------- ---------------
                                               Carrying  Fair  Carrying  Fair
                                                Amount  Value   Amount  Value
                                               -------- ------ -------- ------
                                                    (dollars in millions)
   Cash and Cash Equivalents..................  $1,269  $1,269  $1,214  $1,214
   Marketable Securities......................   2,742   2,742   2,227   2,227
   Restricted Securities......................     202     202      51      51
   Investments (Note 9).......................     146     569     300   1,973
   Long-term Debt, including current portion
    (Note 11).................................   7,325   5,766   3,995   4,034

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

(7) Receivables

   Receivables at December 31, 2000 and 1999 were as follows:

                                                  Information
                                   Communications  Services   Coal Other Total
                                   -------------- ----------- ---- ----- -----
                                              (dollars in millions)
   2000
   Accounts Receivable--Trade:
     Services.....................      $142         $ 25     $ 19 $  1  $187
     Dark Fiber...................       161          --       --   --    161
   Joint Build Costs..............       252          --       --   --    252
   Other Receivables..............        49            1      --   --     50
   Allowance for Doubtful
    Accounts......................       (29)          (4)     --   --    (33)
                                        ----         ----     ---- ----  ----
                                        $575         $ 22     $ 19 $  1  $617
                                        ====         ====     ==== ====  ====

   1999
   Accounts Receivable--Trade:
     Services.....................      $ 64         $ 19     $ 18 $  1  $102
     Dark Fiber...................         2          --       --   --      2
   Joint Build Costs..............         7          --       --   --      7
   Other Receivables..............        46            2      --   --     48
   Allowance for Doubtful
    Accounts......................        (6)          (3)     --   --     (9)
                                        ----         ----     ---- ----  ----
                                        $113         $ 18     $ 18 $  1  $150
                                        ====         ====     ==== ====  ====

   Joint build receivables primarily relate to costs incurred by the Company for construction of network assets in which Level 3 is partnering with other companies. Generally, under these types of agreements, the sponsoring partner will incur 100% of the construction costs and bill the other party as certain construction milestones are accomplished. Joint build receivables include $90 million attributable to FLAG Telecom Limited for its share of the costs of the Northern Asia submarine cable system.

   The Company recognized bad debt expense in selling, general and administrative expenses of $32 million, $11 million and $2 million in 2000, 1999 and 1998 respectively.

(8) Property, Plant and Equipment

Construction in Progress

   The Company is currently constructing its communications network. Costs associated directly with the uncompleted network, including employee related costs, are capitalized. Interest expense incurred during construction is capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction (Note 11). Certain intercity segments, Gateway facilities, local networks and operating equipment have been placed in service. These assets are being depreciated over their useful lives, primarily ranging from 3-25 years.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The Company develops business support systems required for its business plan. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project, and interest costs incurred when developing the business support systems are capitalized. Upon completion of the projects, the total cost of the business support systems are amortized over their estimated useful lives of three years.

   Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

                                                            Accumulated   Book
                                                     Cost   Depreciation Value
                                                    ------- ------------ ------
                                                       (dollars in millions)
2000
Land and Mineral Properties........................ $   167    $ (11)    $  156
Facility and Leasehold Improvements
  Communications...................................   1,246      (33)     1,213
  Information Services.............................      25       (4)        21
  Coal Mining......................................      68      (64)         4
  CPTC.............................................      92      (12)        80
Network Infrastructure.............................   3,420      (62)     3,358
Operating Equipment
  Communications...................................   1,213     (361)       852
  Information Services.............................      54      (36)        18
  Coal Mining......................................      93      (85)         8
  CPTC.............................................      17       (9)         8
Network Construction Equipment.....................     143      (27)       116
Furniture, Fixtures and Office Equipment...........     429     (162)       267
Other..............................................     183      (68)       115
Construction-in-Progress...........................   3,167      --       3,167
                                                    -------    -----     ------
                                                    $10,317    $(934)    $9,383
                                                    =======    =====     ======
1999
Land and Mineral Properties........................ $    60    $ (15)    $   45
Facility and Leasehold Improvements
  Communications...................................     400      (14)       386
  Information Services.............................      26       (3)        23
  Coal Mining......................................      73      (64)         9
  CPTC.............................................      92       (9)        83
Network Infrastructure.............................     211       (4)       207
Operating Equipment
  Communications...................................     475      (79)       396
  Information Services.............................      54      (37)        17
  Coal Mining......................................     115     (103)        12
  CPTC.............................................      17       (7)        10
Network Construction Equipment.....................      98      (10)        88
Furniture, Fixtures and Office Equipment...........     150      (66)        84
Other..............................................     155      (28)       127
Construction-in-Progress...........................   2,800      --       2,800
                                                    -------    -----     ------
                                                    $ 4,726    $(439)    $4,287
                                                    =======    =====     ======

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   Depreciation expense was $534 million in 2000, $192 million in 1999, and $48 million in 1998. Depreciation expense attributable to the network construction equipment is capitalized and included in Construction-in-Progress until such time the constructed asset is placed in service.

(9) Investments

   The Company holds significant equity positions in two publicly traded companies: RCN Corporation ("RCN") and Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"). RCN is a facilities-based provider of bundled local and long distance phone, cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago. Commonwealth Telephone holds Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc., a competitive local exchange carrier which commenced operations in 1997.

   On December 31, 2000, Level 3 owned approximately 31% and 46% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $168 million and $372 million, respectively, on December 31, 2000. Due to the changes in RCN's and Commonwealth Telephone's stock price, the market value of the Company's investments in RCN and Commonwealth were $285 million and $386 million, respectively, as of January 24, 2001.

   Level 3's proportionate share of RCN's fourth quarter losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognizes equity losses only to the extent of its investment in RCN. If RCN becomes profitable, Level 3 will not record its equity in RCN's profits until unrecorded equity losses have been offset. Level 3 recorded equity losses attributable to RCN of $260 million for the twelve months ended December 31, 2000. The Company's investment in RCN, including goodwill, was zero and $166 million at December 31, 2000 and December 31, 1999, respectively. The Company has not recognized approximately $20 million of additional suspended equity losses attributable to RCN, which exceeded the Company's carrying value of RCN.

   The Company recognizes gains from the sale, issuance and repurchase of stock by its equity method investees in its statements of operations. During 2000, RCN issued stock for the acquisition of 21st Century Telecom Group, Inc., completed in April, 2000, and for certain transactions which diluted the Company's ownership of RCN from 35% at December 31, 1999 to 31% at December 31, 2000. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $95 million for the Company for the year ended December 31, 2000. The Company recognized similar pre-tax gains of $117 million and $62 million in 1999 and 1998, respectively. The Company does not expect to recognize future gains on RCN stock activity until suspended equity losses are recognized by the Company.

   In October 1999, RCN announced that Vulcan Ventures, Inc. had agreed to invest $1.65 billion in RCN. The investment, which closed in February 2000, is in the form of mandatorily convertible preferred stock convertible into 26.6 million shares of RCN common stock. The preferred shares must be converted to common shares within a three to seven year period at $62 per share.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The following is summarized financial information of RCN for the year ended December 31, 2000 (unaudited) and the years ended December 31, 1999 and 1998, and as of December 31, 2000 (unaudited) and December 31, 1999.

                                                     Year Ended December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
                    Operations:
RCN Corporation:
  Revenue........................................... $   333  $   276  $   211
  Net loss available to common shareholders.........    (891)    (369)    (205)

Level 3's Share:
  Net loss..........................................    (260)    (134)     (91)
  Goodwill amortization.............................      (1)      (1)      (1)
                                                     -------  -------  -------
                                                     $  (261) $  (135) $   (92)
                                                     =======  =======  =======

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
                      Financial Position:
Current Assets.................................................. $2,005  $1,905
Other Assets....................................................  2,774   1,287
                                                                 ------  ------
  Total assets..................................................  4,779   3,192

Current Liabilities.............................................    533     249
Other Liabilities...............................................  2,283   2,168
Minority Interest...............................................     75     130
Preferred Stock.................................................  1,991     253
                                                                 ------  ------
  Total liabilities and preferred stock.........................  4,882   2,800
                                                                 ------  ------
    Common equity............................................... $ (103) $  392
                                                                 ======  ======
Level 3's Investment:
  Equity in net assets.......................................... $  --   $  139
  Goodwill......................................................    --       27
                                                                 ------  ------
                                                                 $  --   $  166
                                                                 ======  ======

   On December 6, 2000, Commonwealth Telephone announced that it was going to record a charge to earnings for the restructuring of its CTCI subsidiary in the fourth quarter. Commonwealth Telephone indicated that the charge would range from $46-$72 million on an after-tax basis. Level 3 recorded $27 million of equity losses, its proportionate share of the midpoint, or $59 million, of the estimated restructuring charge.

   During 2000 and 1999, Commonwealth Telephone issued stock for certain transactions which slightly diluted the Company's ownership of Commonwealth Telephone. The increase in the Company's proportionate share of Commonwealth Telephone's net assets as a result of these transactions resulted in pre-tax gains of $5 million and $1 million for the Company in 2000 and 1999, respectively. The Company's investment in Commonwealth Telephone, including goodwill, was $105 million and $126 million at December 31, 2000 and 1999, respectively.

   In September 1998, Commonwealth Telephone conducted a rights offering of 3.7 million shares of its common stock. Under the terms of the offering, each stockholder received one right for every five shares of

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Commonwealth Telephone Common Stock or Commonwealth Telephone Class B Common Stock held. The rights enabled the holder to purchase Commonwealth Telephone Common Stock at a subscription price of $21.25 per share. Level 3, which owned approximately 48% of Commonwealth Telephone prior to the rights offering, exercised the 1.8 million rights it received with respect to the shares it held for $38 million. As a result of subscriptions made by other stockholders, Level 3 maintained its 48% ownership interest in Commonwealth Telephone after the rights offering.

   In June 1998, Cable Michigan announced that its Board of Directors had reached a definitive agreement to sell the company to Avalon Cable of Michigan, Inc. for $40.50 per share in a cash-for-stock transaction. Level 3 received approximately $129 million when the transaction closed in November 1998 and recognized a pre-tax gain on sale of assets of approximately $90 million.

   The Company continues to develop its program that involves making investments in certain public and private early stage Internet Protocol ("IP") centric entities in connection with those entities agreeing to purchase various services from the Company. The Company records these transactions as cost method investments and deferred revenue. The value of the investment and deferred revenue is equal to the estimated fair value of the securities at the time of the transaction or the value of the services to be provided, which ever is more readily determinable. Level 3 closely monitors the success of these investees in executing their business plans. For those companies that are publicly traded, Level 3 also monitors current and historical market values of the investee as it compares to the carrying value of the investment. The Company recorded a charge of $37 million in 2000 for an other-than temporary decline in the value of one such investment. Additional impairments, if any, will be recognized as they become apparent. If any of the privately held investments become publicly-traded and meet the criteria for "available-for-sale" securities pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," they will be accounted for accordingly. Otherwise, future appreciation will be recognized only upon sale or other disposition of the securities. As of December 31, 2000, the Company held investments with a carrying amount of $37 million and had recognized less than $1 million of revenue for services related to the investees in this program.

(10) Other Assets

   At December 31, 2000 and 1999 other non-current assets consisted of the following:

                                                                      2000 1999
                                                                      ---- ----
                                                                         (in
                                                                      millions)
   Debt Issuance Costs, net.......................................... $161 $101
   Goodwill, net of accumulated amortization of $102 and $52.........   68  118
   Deposits..........................................................   53   64
   Prepaid Network Assets............................................   35   30
   CPTC Deferred Development and Financing Costs.....................   14   15
   Other.............................................................   14   30
   Pavilion Towers Office Complex....................................  --    23
                                                                      ---- ----
                                                                      $345 $381
                                                                      ==== ====

   Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $50 million in 2000, $36 million in 1999, and $18 million in 1998.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

(11) Long-Term Debt

   At December 31, 2000 and 1999, long-term debt was as follows:

                                                            2000        1999
                                                         ----------  ----------
                                                         (dollars in millions)
   Senior Notes (9.125% due 2008)....................... $    2,000  $    2,000
   Senior Notes (11% due 2008)..........................        800         --
   Senior Discount Notes (10.5% due 2008)...............        619         559
   Senior Euro Notes (10.75% due 2008)..................        465         --
   Senior Discount Notes (12.875% due 2010).............        399         --
   Senior Euro Notes (11.25% due 2010)..................        279         --
   Senior Notes (11.25% due 2010).......................        250         --
   Senior Secured Credit Facility:
    Term Loan Facility
     Tranche A (9.52% due 2007).........................        200         200
     Tranche B (10.27% due 2008)........................        275         275
   Commercial Mortgage:
     GMAC (9.20% due 2003)..............................        120         --
     Lehman (10.11% due 2003)...........................        113         --
   Convertible Subordinated Notes (6.0% due 2010).......        863         --
   Convertible Subordinated Notes (6.0% due 2009).......        823         823
   CPTC Long-Term Debt (with recourse only to CPTC)
     (7.6%-9.5% due 2004-2017)..........................        115         115
   Other................................................          4          23
                                                         ----------  ----------
                                                              7,325       3,995
   Less current portion.................................         (7)         (6)
                                                         ----------  ----------
                                                         $    7,318  $    3,989
                                                         ==========  ==========

9.125% Senior Notes

   In April 1998, the Company received $1.94 billion of net proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("9.125% Senior Notes"). Interest on the notes accrues at 9.125% per year and is payable on May 1 and November 1 each year in cash.

   The 9.125% Senior Notes are subject to redemption at the option of the Company, in whole or in part, at any time or from time to time on or after May 1, 2003, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning May 1, of the years indicated below:

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

   In addition, at any time or from time to time prior to May 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the 9.125% Senior Notes at a redemption price equal to 109.125% of the principal amount of the 9.125% Senior Notes so redeemed, plus accrued and unpaid interest thereon to

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES the redemption date. The 9.125% Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The notes contain certain covenants, which among other things, limit consolidated debt, dividend payments, and transactions with affiliates. The Company used the net proceeds of the note offering in connection with the implementation of its business plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international, facilities-based communications network based on IP technology.

   Debt issuance costs of $65 million were capitalized and are being amortized over the term of the Senior Notes.

11% Senior Notes due 2008

   On February 29, 2000, the Company received $779 million of net proceeds, after transaction costs, from a private offering of $800 million aggregate principal amount of its 11% Senior Notes due 2008 ("11% Senior Notes"). Interest on the notes accrues at 11% per year and is payable semi-annually in arrears in cash on March 15 and September 15, beginning September 15, 2000. The 11% Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11% Senior Notes cannot be prepaid, and mature on March 15, 2008. The 11% Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

   Debt issuance costs of $21 million were capitalized and are being amortized as interest expense over the term of the 11% Senior Notes.

10.5% Senior Discount Notes due 2008

   In December 1998, the Company sold $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 ("10.5% Senior Discount Notes"). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long term debt. Interest on the 10.5% Senior Discount Notes accretes at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million by December 1, 2003. Cash interest will not accrue on the 10.5% Senior Discount Notes prior to December 1, 2003; however, the Company may elect to commence the accrual of cash interest on all outstanding 10.5% Senior Discount Notes on or after December 1, 2001, in which case the outstanding principal amount at maturity of each 10.5% Senior Discount Note will on the elected commencement date be reduced to the accreted value of the 10.5% Senior Discount Note as of that date and cash interest shall be payable on that Note on June 1 and December 1 thereafter. Commencing June 1, 2004, interest on the 10.5% Senior Discount Notes will accrue at the rate of 10.5% per annum and will be payable in cash semiannually in arrears. Accrued interest expense for the year ended December 31, 2000 on the 10.5% Senior Discount Notes of $60 million was added to long-term debt.

   The 10.5% Senior Discount Notes will be subject to redemption at the option of the Company, in whole or in part, at any time or from time to time on or after December 1, 2003 at the following redemption prices (expressed as percentages of accreted value) plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning December 1, of the years indicated below:

                                                                      Redemption
     Year                                                               Price
     ----                                                             ----------
     2003............................................................   105.25%
     2004............................................................   103.50%
     2005............................................................   101.75%
     2006 and thereafter.............................................   100.00%

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   In addition, at any time or from time to time prior to December 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount at maturity of the notes at a redemption price equal to 110.50% of the accreted value of the notes so redeemed, plus accrued and unpaid interest thereon to the redemption date. These notes are senior unsecured obligations of the Company, ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The 10.5% Senior Discount Notes contain certain covenants which, among other things, restrict the Company's ability to incur additional debt, make certain restricted payments, pay dividends, enter into sale and leaseback transactions, enter into transactions with affiliates, and sell assets or merge with another company.

   The net proceeds of $486 million were used to accelerate the implementation of its business plan, primarily the funding for the increase in committed number of route miles of the Company's U.S. intercity network.

   Debt issuance costs of $14 million have been capitalized and are being amortized over the term of the 10.5% Senior Discount Notes.

10.75% Senior Euro Notes due 2008

   On February 29, 2000, the Company received (Euro)488 million ($478 million when issued) of net proceeds, after debt issuance costs, from an offering of
(Euro)500 million aggregate principal amount 10.75% Senior Euro Notes due 2008 ("10.75% Senior Euro Notes"). Interest on the notes accrues at 10.75% per year and is payable in Euros semi-annually in arrears on March 15 and September 15 each year beginning on September 15, 2000. The 10.75% Senior Euro Notes are not redeemable by the Company prior to maturity. Debt issuance costs of (Euro)12 million ($12 million) were capitalized and are being amortized over the term of the 10.75% Senior Euro Notes.

   The 10.75% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 10.75% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

   The issuance of the (Euro)500 million 10.75% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such investment. The 10.75% Senior Euro Notes were valued, based on current exchange rates, at $465 million in the Company's financial statements at December 31, 2000. The difference between the carrying value at December 31, 2000 and the value at issuance was recorded in other comprehensive income.

12.875% Senior Discount Notes due 2010

   On February 29, 2000, the Company sold in a private offering $675 million aggregate principal amount at maturity of its 12.875% Senior Discount Notes due 2010 ("12.875% Senior Discount Notes"). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long-term debt. Interest on the 12.875% Senior Discount Notes accretes at a rate of 12.875% per year, compounded semi-annually, to an aggregate principal amount of $675 million by March 15, 2005. Cash interest will not accrue on the 12.875% Senior Discount Notes prior to March 15, 2005. However, the Company may elect to commence the accrual of cash interest on all outstanding 12.875% Senior Discount Notes on or after March 15, 2003. In that case, the outstanding principal amount at maturity of each 12.875% Senior Discount Note will, on the elected commencement date, be reduced to the accreted value of the 12.875% Senior Discount Note as of that date and

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES cash interest shall be payable on the 12.875% Senior Discount Notes on March 15 and September 15 thereafter. Commencing September 15, 2005, interest on the 12.875% Senior Discount Notes will accrue at the rate of 12.875% per year and will be payable in cash semi-annually in arrears. Accrued interest expense from the date of issuance through December 31, 2000 on the 12.875% Senior Discount Notes of $39 million was added to long-term debt.

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

                                                                      Redemption
     Year                                                               Price
     ----                                                             ----------
     2005............................................................  106.438%
     2006............................................................  104.292%
     2007............................................................  102.146%
     2008 and thereafter.............................................  100.000%

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

11.25% Senior Euro Notes due 2010

   On February 29, 2000, the Company received (Euro)293 million ($285 million when issued) of net proceeds, after debt issuance costs, from an offering of
(Euro)300 million aggregate principal amount 11.25% Senior Euro Notes due 2010 ("11.25% Senior Euro Notes"). Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears in Euros on March 15 and September 15 each year beginning September 15, 2000.

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

                                                                      Redemption
     Year                                                               Price
     ----                                                             ----------
     2005............................................................  105.625%
     2006............................................................  103.750%
     2007............................................................  101.875%
     2008 and thereafter.............................................  100.000%

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

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

   The issuance of the (Euro)300 million 11.25% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such net investment. The 11.25% Senior Euro Notes were valued, based on current exchange rates, at $279 million in the Company's financial statements at December 31, 2000. The difference between the carrying value at December 31, 2000 and the value at issuance was recorded in other comprehensive income.

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

                                                                      Redemption
     Year                                                               Price
     ----                                                             ----------
     2005............................................................  105.625%
     2006............................................................  103.750%
     2007............................................................  101.875%
     2008 and thereafter.............................................  100.000%

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

Senior Secured Credit Facility

   On September 30, 1999, Level 3 and certain Level 3 subsidiaries entered into a $1.375 billion secured credit facility ("Senior Secured Credit Facility"). The facility is comprised of a senior secured revolving credit facility in the amount of $650 million and a two-tranche senior secured term loan facility aggregating $725 million. The secured term loan facility consists of a $450 million tranche A and a $275 million tranche B term loan facility, respectively. At December 31, 2000, Level 3 had borrowed $200 million and $275 million under the tranche A and tranche B secured term loan facility, respectively. On January 8, 2001, Level 3 borrowed the remaining $250 million available under tranche A.

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

   The Senior Secured Credit Facility contains certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. Level 3 and certain Level 3 subsidiaries must also comply with specific financial and operational tests and maintain certain financial ratios. Debt issuance costs of $24 million were capitalized and will be amortized as interest expense over the terms of Senior Secured Credit Facility.

GMAC Commercial Mortgage due 2003

   On June 9, 2000, HQ Realty, Inc. (a wholly owned subsidiary of the Company) entered into a $120 million floating-rate loan ("GMAC Mortgage") providing secured, non-recourse debt to finance the Company's world headquarters. HQ Realty, Inc. is a single purpose entity organized solely to own, hold, operate and manage the world headquarters which has been 100% leased to Level 3 Communications, LLC in Broomfield, Colorado. Under the terms of the loan agreement, HQ Realty, Inc., will not engage in any business other than the ownership, management, maintenance and operation of the world headquarters. The assets of HQ

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Realty Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company are not available to satisfy the obligations of HQ Realty, Inc. HQ Realty, Inc. received $119 million of net proceeds after transaction costs. The lender is holding $13 million of the net proceeds as a reserve deposit.

   The initial term of the GMAC Mortgage is 36 months with two one-year no cost extension options. Interest varies monthly with the 30 day London Interbank Offering Rate ("LIBOR") for U.S. Dollar Deposits as follows:

   The Index plus:

     (1) 240 basis points during the Initial Term;
     (2) 250 basis points during the First Extension Option; and
     (3) 260 basis points during the Second Extension Option.

   At December 31, 2000 the interest rate was 9.20%.

   The GMAC Mortgage may not be prepaid during the first twenty four months. Thereafter, the GMAC Mortgage may be prepaid at par in whole or in part in multiples of $100,000. The entire principal is due at maturity or at the end of the elected extension period. Interest only is due during the initial three-year term. Interest and amortization are due during the extension terms based on a 30 year amortization period with a balloon payment at maturity.

   Debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the GMAC Mortgage.

Lehman Commercial Mortgage due 2003

   On December 19, 2000, 85 Tenth Avenue, LLC (a wholly owned subsidiary of the Company) entered into a $113 million floating-rate loan ("Lehman Mortgage") providing secured, non-recourse debt to finance the purchase and renovations of the New York Gateway facility. 85 Tenth Avenue, LLC is a single purpose entity organized solely to own, hold, sell, lease, transfer, exchange, operate and manage the New York Gateway facility. Under the terms of the loan agreement, 85 Tenth Avenue, LLC will not engage in any business other than the ownership, management, maintenance and operation of the New York Gateway facility. The New York Gateway facility has been 100% leased to Level 3 Communications, LLC. The assets of 85 Tenth Avenue, LLC are not available to satisfy any third party obligations other than those of 85 Tenth Avenue, LLC. In addition, the assets of the Company are not available to satisfy the obligations of 85 Tenth Avenue, LLC.

   85 Tenth Avenue, LLC received $105 million of net proceeds after transaction costs. Under the terms of the loan agreement, the gross loan proceeds plus $32 million, deposited by 85 Tenth Avenue, LLC, are to be maintained in a Renovation Reserve account. The reserve is held by 85 Tenth Avenue, LLC as restricted cash and is maintained solely to perform the renovations of the New York Gateway facility.

   The initial term of the Lehman Mortgage is 36 months with two one-year no cost extension options. There is a penalty if a principal payment is made prior to January 1, 2002. The entire principal is due at maturity or at the end of the elected extension period. Interest varies monthly with the 30 day LIBOR for U.S. Dollar Deposits plus approximately 350 basis points. Interest and amortization are due during the initial term based on a 20 year amortization period. At December 31, 2000 the interest rate was 10.11%.

   Debt issue costs of $8 million were capitalized and are being amortized as interest expense over the term of the Lehman Mortgage.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

6% Convertible Subordinated Notes due 2010

   On February 29, 2000, the Company received $836 million of net proceeds, after transaction costs, from a public offering of $863 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 "Subordinated Notes 2010"). The Subordinated Notes 2010 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2010 accrues at 6% per year and is payable semi-annually in cash on March 15 and September 15 beginning September 15, 2000. The principal amount of the Subordinated Notes 2010 will be due on March 15, 2010.

   The Subordinated Notes 2010 may be converted into shares of common stock of the Company at any time prior to the close of business on the business day immediately preceding maturity, unless previously redeemed, repurchased or the Company has caused the conversion rights to expire. The conversion rate is
7.416 shares per each $1,000 principal amount of Subordinated Notes 2010, subject to adjustment in certain events.

   Prior to March 18, 2003, Level 3, at its option, may redeem the Subordinated Notes 2010, in whole or in part, at the redemption prices specified below plus accrued interest. Level 3 may exercise this option if the current market price of Level 3's common stock equals or exceeds triggering levels specified below for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of the period.

                                                          Trigger     Redemption
Period                                                  Percentage      Price
------                                                 -------------  ----------
February 29, 2000 through March 14, 2001.............. 170% ($229.23)   106.0%
March 15, 2001 through March 14, 2002................. 160% ($215.74)   105.4%
March 15, 2002 through March 17, 2003................. 150% ($202.26)   104.8%

   On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. At December 31, 2000, no debt had been converted into shares of common stock.

   Debt issue costs of $27 million were capitalized and are being amortized as interest expense over the term of the Subordinated Notes.

6% Convertible Subordinated Notes due 2009

   On September 14, 1999, the Company received $798 million of proceeds, after transaction costs, from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009 ("Subordinated Notes 2009"). The Subordinated Notes 2009 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2009 accrues at 6% per year and is payable each year in cash on March 15 and September 15. The principal amount of the Subordinated Notes 2009 will be due on September 15, 2009. The Subordinated Notes 2009 may be converted into shares of common stock of the Company at any time prior to maturity, unless the Company has caused the conversion rights to expire. The conversion rate is
15.3401 shares per each $1,000 principal amount of Subordinated Notes 2009, subject to adjustment in certain circumstances. On or after September 15, 2002, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period. At December 31, 2000, less than $1 million of debt had been converted into shares of common stock.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   Debt issuance costs of $25 million were capitalized and are being amortized as interest expense over the term of the Subordinated Notes 2009.

   The debt instruments above contain certain covenants which the Company believes it is in compliance with as of December 31, 2000.

   Level 3 currently is using the proceeds from the senior securities, Senior Secured Credit Facility and subordinated notes for working capital, capital expenditures and other general corporate purposes in connection with the implementation of its business plan, including the acquisition of telecommunications assets.

   The Company capitalized $353 million and $116 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the years ended December 31, 2000 and 1999, respectively.

CPTC

   California Private Transportation Company, LP's ("CPTC") long-term debt consists of a term note with a consortium of banks. The liability under the term note was $58 and $61 million at December 31, 2000 and 1999, respectively. The interest rate on the bank note is based on LIBOR plus a varying rate with principal and interest payable quarterly. CPTC entered into an interest rate swap agreement with the same parties. The swap agreement expires in January 2004 and fixes the interest rate on the bank note from 9.21% to 9.71% during the term of the swap agreement. The impact to Level 3's consolidated results and financial condition as a result of adoption of SFAS No. 133 in 2001 is considered to be minimal. CPTC's long-term debt also consists of a term loan held by Connecticut General Life Insurance Company, a subsidiary of CIGNA Corporation and Lincoln National Life Insurance Company. The liability under the term loan was $35 million at December 31, 2000 and 1999. Additionally, CPTC had $10 million and $9 million of subordinated debt held by Orange County Transportation Authority at December 31, 2000 and 1999, respectively. The debt is due in varying amounts through 2004 and accrues interest at 9%. Lastly, CPTC had borrowed $12 million as of December 31, 2000 and $10 million as of December 31, 1999 from its partners. The debt is generally subordinated to all other debt of CPTC. Interest on the subordinated debt compounds annually at 9.3-9.5% and is payable only as CPTC generates excess cash flows.

Future Debt Maturities:

   Scheduled maturities of long-term debt are as follows (in millions): 2001-- $7; 2002--$10; 2003--$237; 2004--$59; 2005--$115 and $6,897 thereafter.

(12) Employee Benefit Plans

   The Company applies the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash. Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges may be settled in cash, but rather, generally are settled through issuance of common stock.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charge will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award. The Company recognized a total of $241 million, $126 million and $39 million of non-cash compensation in 2000, 1999 and 1998, respectively. In addition, the Company capitalized $12 million, $10 million and $5 million in 2000, 1999 and 1998, respectively, of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems.

Non-qualified Stock Options and Warrants

   The Company granted 230,000, 55,100, and 7,466,247 non-qualified stock options ("NQSOs") and warrants to participants during the years ended December 31, 2000, 1999 and 1998, respectively. The expense recognized for the year ended December 31, 2000 for NQSOs and warrants in accordance with SFAS No. 123 was $10 million. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs for employees directly involved in the construction of the IP network and the development of the business support systems. As of December 31, 2000, the Company had not yet recognized $10 million of unamortized compensation costs for NQSOs and warrants granted since 1998.

   The expense recognized in accordance with SFAS No. 123 for NQSOs and warrants outstanding in 1999 and 1998 was $7 million and $11 million, respectively. In addition to the expense recognized, the Company capitalized $1 million and $2 million, respectively of non-cash compensation costs related to NQSOs for employees directly involved in the construction of the IP network and the development of the business support systems.

   The fair value of NQSOs granted in 2000 was calculated using the Black-Scholes method with a risk free interest rate of 6.2% and expected life of 75% of the total life of the NQSOs and warrants. The Company used an expected volatility rate of 34%. The fair value of the NQSOs and warrants granted in 2000, in accordance with SFAS No. 123 was $16 million.

   Transactions involving stock options granted under the NQSO plan are summarized as follows:

                                                                     Weighted
                                                   Exercise Price    Average
                                         Shares      Per Share    Exercise Price
                                       ----------  -------------- --------------
Balance December 27, 1997............. 14,688,000  $ 4.04--$ 5.42     $ 4.95
  Options granted.....................  7,466,247     .12-- 41.25       8.67
  Options cancelled...................   (668,849)    .12-- 34.69       5.52
  Options exercised................... (2,506,079)    .12-- 34.69       4.22
                                       ----------
Balance December 31, 1998............. 18,979,319     .12-- 41.25       6.50
  Options granted.....................     55,100   41.44-- 84.75      58.61
  Options cancelled................... (1,005,328)    .12-- 41.25      10.84
  Options exercised................... (3,950,528)    .12-- 41.25       5.60
                                       ----------
Balance December 31, 1999............. 14,078,563     .12-- 84.75       6.64
  Options granted.....................    230,000           21.69      21.69
  Options cancelled................... (1,840,529)    .12-- 61.75       4.88
  Options exercised................... (2,079,326)    .12-- 56.75       8.00
                                       ----------
Balance December 31, 2000............. 10,388,708  $  .12--$84.75     $ 7.01
                                       ==========  ==============     ======
Options exercisable
  December 31, 1998...................  5,456,640  $  .12--$41.25     $ 4.67
  December 31, 1999...................  6,291,624     .12--$41.25       6.13
  December 31, 2000...................  5,666,636     .12--$84.75       7.36

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                       Options Outstanding             Options Exercisable
                 -----------------------------------  -----------------------
                               Weighted
                   Number       Average    Weighted     Number      Weighted
   Range of      Outstanding   Remaining   Average    Exercisable   Average
   Exercise         as of        Life      Exercise      as of      Exercise
    Prices        12/31/00      (years)     Price      12/31/00      Price
   --------      -----------   ---------   --------   -----------   --------
$ 0.12--$ 0.12      101,509      7.12       $ .12         65,973     $ .12
  1.76--  1.79       31,567      7.33        1.76         11,287      1.76
  4.04--  5.43    6,828,329      6.69        5.36      4,011,329      5.32
  6.20--  8.50    2,877,675      7.05        6.94      1,123,664      6.95
 17.50-- 25.03      241,832      4.37       21.85        238,656     21.81
 26.80-- 39.13      244,362      2.54       30.70        182,674     30.66
 40.38-- 51.88       27,167      2.72       42.01         17,168     41.89
 56.00-- 57.47       29,667      3.26       56.74         12,585     56.67
 61.75-- 84.75        6,600      3.28       84.75          3,300     84.75
                 ----------                            ---------
                 10,388,708      6.62       $7.01      5,666,636     $7.36
                 ==========                            =========     =====

Outperform Stock Option Plan

   In April 1998, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Common Stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index (or less than the corresponding loss on the S&P Index), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index. To the extent that the Common Stock outperforms the S&P 500, the value of OSOs to a holder may exceed the value of nonqualified stock options.

   OSO grants are made quarterly to participants employed on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Each award typically has a two year moratorium on exercising from the date of grant. As a result, once a participant is 100% vested in the grant the two year moratorium expires. Therefore, each grant has an exercise window of two years. Level 3 granted 2.1 million OSOs to employees in December 2000. These OSOs vest 25% after six months with the remaining 75% vesting after 18 months. The OSOs are exercisable immediately upon vesting and have a four-year life.

   The fair value under SFAS No. 123 for the 5,402,553 OSOs granted to employees for services performed for the year ended December 31, 2000 was $275 million. The Company recognized $189 million of compensation expense in the year ended December 31, 2000 for OSOs granted to employees. In addition to the expense recognized, $9 million of non-cash compensation was capitalized in 2000 for employees directly involved in the construction of the Internet Protocol network and development of business support systems. As of December 31, 2000, the Company had not yet recognized $168 million of unamortized compensation costs for OSOs granted in 1999 and 2000. The Company recognized $111 million and $24 million of compensation expense for the years ended December 31, 1999 and 1998, respectively. In addition to the expense recognized the Company capitalized $7 million and $3 million of non-cash compensation for years ended December 31, 1999 and 1998, respectively.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   Transactions involving stock awards granted under the OSO plan are summarized below:

                                                                       Weighted
                                                                       Average
                                                        Option Price    Option
                                             Shares       Per Share     Price
                                           ----------  --------------- --------
Balance December 27, 1997.................        --           $   --   $  --
  Options granted.........................  2,139,075   29.78--  37.13   34.85
  Options cancelled.......................    (46,562)  29.78--  37.13   35.53
                                           ----------
Balance December 31, 1998.................  2,092,513   29.78--  37.13   34.85
  Options granted.........................  3,241,599   56.00--  78.50   66.58
  Options cancelled.......................   (157,623)  29.78--  78.50   51.31
  Options exercised.......................    (37,500)  29.78--  37.13   34.64
                                           ----------
Balance December 31, 1999.................  5,138,989   29.78--  78.50   54.15
  Options granted.........................  5,402,553   26.87-- 113.87   52.96
  Options cancelled.......................   (262,545)  26.87-- 113.87   72.55
  Options exercised.......................   (214,409)  29.78--  37.13   36.28
                                           ----------
Balance December 31, 2000................. 10,064,588  $26.87--$113.87  $53.50
                                           ==========  ===============  ======
Options vested but not exercisable as of
  December 31, 1999.......................  2,098,337  $29.78--$ 78.50  $44.69
  December 31, 2000.......................  2,488,866   56.00-- 113.87   71.68

                       OSOs Outstanding          OSOs Exercisable
                     at December 31, 2000      at December 31, 2000
                ------------------------------ --------------------
                            Weighted
                             Average  Weighted             Weighted
Range of                    Remaining Average              Average
Exercise          Number      Life     Option    Number     Option
Prices          Outstanding  (years)   Price   Exercisable  Price
--------        ----------- --------- -------- ----------- --------
$26.87--$37.12   4,899,611    3.11     $29.46   1,748,411   $34.12
 56.00-- 78.50   3,709,678    2.74      68.69         --       --
 87.23--113.87   1,455,299    3.49      96.56         --       --
                ----------                      ---------
                10,064,588    3.03     $53.50   1,748,411   $34.12
                ==========                      =========   ======

   In July 2000, the Company adopted a convertible outperform stock option program, ("C-OSO") as an extension of the existing OSO plan. The program is a component of the Company's ongoing employee retention efforts and offers similar features to those of an OSO, but provides an employee with the greater of the value of a single share of the Company's common stock at exercise, or the calculated OSO value of a single OSO at the time of exercise.

   C-OSO awards were made to eligible employees employed on the date of the grant. The awards were made in September 2000 and December 2000. Each award vests over three years as follows: 1/6 of each grant at the end of the first year, a further 2/6 at the end of the second year and the remaining 3/6 in the third year. Each award is immediately exercisable upon vesting. Awards expire four years from the date of the grant.

   The fair value of the OSOs and C-OSOs granted in 2000 was calculated by applying a modified Black-Scholes formula with an S&P 500 expected dividend yield rate of 1.16% and an expected life of 2.5 years. The Company used a blended volatility rate of 27% calculated as a blended rate between the S&P 500 expected volatility rate of 16% and the Level 3 Common Stock expected volatility rate of 34%. The expected correlation factor of 0.65 was used to measure the movement of Level 3 stock relative to the S&P 500.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The fair value recognized under SFAS No. 123 for the approximately 2 million C-OSOs awarded to employees for services performed for the year ended December 31, 2000 was approximately $140 million. The Company recognized $17 million of compensation expense for the year ended December 31, 2000 for C-OSOs awarded in 2000. In addition to the expense recognized, $1 million of non-cash compensation was capitalized for the year ended December 31, 2000 for employees directly involved in the construction of the network and development of business support systems. As of December 31, 2000, the Company had not reflected $120 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000.

   Transactions involving stock awards granted under the C-OSO plan are summarized below:

                                                                      Weighted
                                                                      Average
                                                        Option Price   Option
                                             Shares      Per Share     Price
                                            ---------  -------------- --------
Balance December 31, 1999..................       --          $   --   $  --
  Options granted.......................... 1,965,509   26.87-- 87.23   56.67
  Options cancelled........................   (25,522)          87.23   87.23
                                            ---------
Balance December 31, 2000.................. 1,939,987  $26.87--$87.23  $56.27
                                            =========  ==============  ======
Options vested but not exercisable as of
 December 31, 2000.........................       --              --      --

                                  C-OSOs Outstanding        C-OSOs Exercisable
                                 at December 31, 2000      at December 31, 2000
                            ------------------------------ --------------------
                                        Weighted
                                         Average  Weighted             Weighted
                                        Remaining Average              Average
                              Number      Life     Option    Number     Option
Range of Exercise Prices    Outstanding  (years)   Price   Exercisable  Price
------------------------    ----------- --------- -------- ----------- --------
$26.87.....................    995,125     3.9     $26.87      --        $--
 87.23.....................    944,862     3.7      87.23      --         --
                             ---------                         ---
                             1,939,987     3.8     $56.27      --        $--
                             =========     ===     ======      ===       ====

Restricted Stock

   In 2000, 1999 and 1998, 115,567, 17,117 and 177,183 shares, respectively, of restricted stock were granted to employees. The restricted stock shares were granted to employees at no cost. The shares typically vest over a one to three year period; however, the employees are restricted from selling these shares for three years. The fair value of restricted stock granted in 2000, 1999 and 1998 of $7 million, $1 million and $7 million, respectively, was calculated using the value of the Common Stock the day prior to the grant. The expense recognized in 2000 under SFAS No. 123 for restricted stock grants was $4 million. The expense recognized in 1999 and 1998 under SFAS No. 123 for restricted stock grants was $4 million and $3 million respectively.

   As of December 31, 2000, the Company had not yet recognized $3 million of compensation costs for restricted stock granted in since 1998.

Shareworks

   Level 3 has designed its compensation programs with particular emphasis on equity-based, long-term incentive programs. The Company has developed two plans under its Shareworks program: the Match Plan and the Grant Plan.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

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

   The Company's quarterly matching contribution is amortized to compensation expense over the vesting period of 36 months. In 2000, the Company's matching contribution was $14 million under the Match Plan. The compensation expense recognized in 2000 under this plan was $5 million. The non-cash compensation expense recognized in 1999 and 1998 for the Match Plan was $1 million and less than $1 million, respectively.

   As of December 31, 2000, the Company had not reflected uamortized compensation expense of $19 million related to the Company's matching contributions.

   Grant Plan--The Grant Plan enables the Company to grant shares of Common Stock to eligible employees based upon a percentage of that employee's eligible salary up to a maximum of 3%. Level 3 employees employed on December 31 of each year, who are age 21 or older with a minimum of 1,000 hours credited service are considered eligible. The shares granted are valued at the fair market value as of the last business day of the calendar year. All prior and future grants vest immediately upon the employee's third anniversary of joining the Shareworks Plan.

   The annual grant is expensed in the year of the grant. Compensation expense recorded for the Shareworks Grant Plan for 2000 was approximately $11 million. Approximately $3 million and $1 million of compensation expense was recorded for the Shareworks Grant Plan for 1999 and 1998, respectively.

   In addition to the compensation expense recognized, the Company capitalized $2 million of non-cash compensation costs related to the Shareworks Plans for employees directly involved in the construction of the IP network and the development of the business support systems in 2000 and 1999 and less than $1 million of non-cash compensation costs in 1998.

   Foreign subsidiaries of the Company adopted Shareworks programs in 2000. These programs primarily include a grant plan and a stock purchase plan whereby employees may purchase Level 3 Common Stock at 80% of the share price at the beginning of the plan year.

   The Company recorded approximately $5 million of non-cash compensation expense for stock issued to employees during the year ended December 31, 2000. The non-cash compensation charge was based on the Company's stock price on the day prior to the grant date.

401(k) Plan

   The Company and its subsidiaries offer its qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee was eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $10,500 in 2000. The Company does not match employee contributions and therefore does not incur any compensation expense related to the 401(k) plan.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

(13) Income Taxes

   An analysis of the income tax (provision) benefit attributable to earnings
(loss) from continuing operations before income taxes for the three years ended December 31, 2000 follows:

                                                               2000   1999 1998
                                                               -----  ---- ----
                                                                 (dollars in
                                                                  millions)
Current:
  United States Federal....................................... $  50  $161 $(15)
  State.......................................................    (1)    3  (10)
                                                               -----  ---- ----
                                                                  49   164  (25)
Deferred:
  United States Federal.......................................   255    56   50
  State.......................................................   --    --   --
                                                               -----  ---- ----
                                                                 255    56   50
Valuation Allowance...........................................  (255)  --   --
                                                               -----  ---- ----
Income Tax Benefit............................................ $  49  $220 $ 25
                                                               =====  ==== ====

   The United States and foreign components of earnings (loss) from continuing operations before income taxes follows:

                                                           2000    1999   1998
                                                          -------  -----  -----
                                                              (dollars in
                                                               millions)
United States............................................ $  (995) $(578) $(142)
Foreign..................................................    (509)  (129)   (11)
                                                          -------  -----  -----
                                                          $(1,504) $(707) $(153)
                                                          =======  =====  =====

   A reconciliation of the actual income tax (provision) benefit and the tax computed by applying the U.S. federal rate (35%) to the earnings (loss) from continuing operations, before income taxes for the three years ended December 31, 2000 follows:

                                                              2000   1999  1998
                                                              -----  ----  ----
                                                                (dollars in
                                                                 millions)
Computed Tax at Statutory Rate............................... $ 526  $247  $ 53
State Income Taxes...........................................    (1)    2    (7)
Write-off of In Process Research & Development...............   --    --    (11)
Coal Depletion...............................................     2     2     2
Goodwill Amortization........................................   (17)  (12)   (5)
Taxes on Unutilized Losses of Foreign Operations.............   (35)   (9)   (4)
Foreign Tax Credits..........................................   --    (10)  --
Other........................................................    (1)  --     (3)
Valuation Allowance..........................................  (425)  --    --
                                                              -----  ----  ----
Income Tax Benefit........................................... $  49  $220  $ 25
                                                              =====  ====  ====

   For federal income tax reporting purposes, the Company has approximately $638 million of net operating loss carryforwards, net of previous carrybacks, available to offset future Federal taxable income. The net operating loss carryforwards expire in 2020 and are subject to examination by the tax authorities.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

   For federal income tax reporting purposes, the Company has approximately $19 million of alternative minimum tax credits available to offset future regular federal income tax. The credits can be carried forward until fully utilized.

   The components of the net deferred tax assets (liabilities) for the years ended December 31, 2000 and 1999 were as follows:

                                                                   2000   1999
                                                                   -----  ----
                                                                    (dollars
                                                                       in
                                                                   millions)
Deferred Tax Liabilities:
  Investments in securities....................................... $  18  $  2
  Investments in joint ventures...................................     4    15
  Asset bases--accumulated depreciation...........................    38   122
  Coal sales......................................................    32    32
  Provision for estimated expenses................................    12   --
  Other...........................................................    22     3
                                                                   -----  ----
Total Deferred Tax Liabilities....................................   126   174
Deferred Tax Assets:
  Net operating loss carryforwards................................   223   --
  Compensation and related benefits...............................   154    76
  Investment in subsidiaries......................................    11    11
  Provision for estimated expenses................................    94    27
  Investment in joint ventures....................................    69   --
  Other...........................................................    12    12
                                                                   -----  ----
Total Deferred Tax Assets.........................................   563   126
                                                                   -----  ----
Net Deferred Tax Assets/(Liabilities).............................   437   (48)
Valuation Allowance Components:
  Net Deferred Tax Assets.........................................  (410)  --
  Stockholders' Equity (primarily tax benefit from option
   exercises).....................................................   (92)  --
                                                                   -----  ----
Net Deferred Tax Liabilities after Valuation Allowance............ $ (65) $(48)
                                                                   =====  ====

   The 2000 current net deferred tax assets are $15 million after a current valuation allowance of $86 million and the non-current deferred tax liabilities are ($80) million after non-current valuation allowance of $416 million.

(14) Stockholders' Equity

   On February 29, 2000, the Company raised $2.4 billion, after underwriting discounts and offering expenses, from an offering of 23 million shares of its common stock through an underwritten public offering. In March 1999, the Company raised $1.5 billion, after underwriting discounts and offering expenses, from the offering of 28.75 million shares of its common stock through an underwritten public offering. The net proceeds from both offerings are being used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's business plan.

   Issuances of Common Stock, for sales, conversions, option exercises and acquisitions, and repurchases of common shares for the three years ended December 31, 2000 are shown below. Prior to the Split-off, the

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Company was obligated to repurchase Class D shares from stockholders. The Level 3 Stock Plan permits option holders to tender shares to the Company to cover income taxes due on option exercises.

December 27, 1997.................................................. 271,034,280
  Shares Issued....................................................   2,240,467
  Shares Repurchased...............................................     (30,506)
  Issuances for Class C Stock Conversions..........................  20,934,244
  Issuances for Class R Stock Conversions..........................   5,084,568
  Option Activity..................................................   2,506,079
  Shares Issued for Acquisition....................................   6,105,574
                                                                    -----------
December 31, 1998.................................................. 307,874,706
  Shares Issued....................................................  28,750,000
  Option and Shareworks Activity...................................   4,371,578
  Shares Issued for Acquisition....................................     396,379
  6% Convertible Notes Converted to Shares.........................       4,064
                                                                    -----------
December 31, 1999.................................................. 341,396,727
  Shares Issued....................................................  23,000,000
  Option and Shareworks Activity...................................   3,202,760
  6% Convertible Notes Converted to Shares.........................         383
                                                                    -----------
December 31, 2000.................................................. 367,599,870
                                                                    ===========

(15) Industry and Geographic Data

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

   The Company's reportable segments include: communications, information services, and coal mining. Other primarily includes CPTC, equity investments, and other corporate assets and overhead not attributable to a specific segment.

   Industry and geographic data for the Company's 1998 discontinued construction and energy operations are not included.

   EBITDA, as defined by the Company, consists of earnings (loss) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expense. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent operating cash flow for the periods presented and is not a concept supported by generally accepted accounting principles ("GAAP").

   The information presented in the tables following includes information for twelve months ended December 31, 2000, 1999 and 1998 for all income statement and cash flow information presented, and as of December 31, 2000 and 1999 for all balance sheet information presented. Revenue and the related expenses are attributed to foreign countries based on where services are provided.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform with the 2000 presentation.

                                                Information  Coal
                                 Communications  Services   Mining Other Total
                                 -------------- ----------- ------ ----- ------
                                             (dollars in millions)
2000
Revenue:
 North America.................      $  744        $103      $190  $ 22  $1,059
 Europe........................         113          12       --    --      125
 Asia..........................           1         --        --    --        1
                                     ------        ----      ----  ----  ------
                                     $  858        $115      $190  $ 22  $1,185
                                     ======        ====      ====  ====  ======
EBITDA:
 North America.................      $ (335)       $  2      $ 86  $  7  $ (240)
 Europe........................        (247)          4       --    --     (243)
 Asia..........................         (37)        --        --    --      (37)
                                     ------        ----      ----  ----  ------
                                     $ (619)       $  6      $ 86  $  7  $ (520)
                                     ======        ====      ====  ====  ======
Capital Expenditures:
 North America.................      $4,625        $ 11      $  2  $--   $4,638
 Europe........................       1,122           1       --    --    1,123
 Asia..........................         183         --        --    --      183
                                     ------        ----      ----  ----  ------
                                     $5,930        $ 12      $  2  $--   $5,944
                                     ======        ====      ====  ====  ======
Depreciation and Amortization:
 North America.................      $  437        $ 18      $  5  $  6  $  466
 Europe........................         112           2       --    --      114
 Asia..........................           4         --        --    --        4
                                     ------        ----      ----  ----  ------
                                     $  553        $ 20      $  5  $  6  $  584
                                     ======        ====      ====  ====  ======
1999
Revenue:
 North America.................      $  145        $122      $207  $ 19  $  493
 Europe........................          14           8       --    --       22
 Asia..........................         --          --        --    --      --
                                     ------        ----      ----  ----  ------
                                     $  159        $130      $207  $ 19  $  515
                                     ======        ====      ====  ====  ======
EBITDA:
 North America.................      $ (390)       $  8      $ 81  $  6  $ (295)
 Europe........................         (88)          1       --    --      (87)
 Asia..........................          (5)        --        --    --       (5)
                                     ------        ----      ----  ----  ------
                                     $ (483)       $  9      $ 81  $  6  $ (387)
                                     ======        ====      ====  ====  ======
Capital Expenditures:
 North America.................      $2,583        $ 12      $  3  $  1  $2,599
 Europe........................         833         --        --    --      833
 Asia..........................           4         --        --    --        4
                                     ------        ----      ----  ----  ------
                                     $3,420        $ 12      $  3  $  1  $3,436
                                     ======        ====      ====  ====  ======
Depreciation and Amortization:
 North America.................      $  176        $ 12      $  5  $  9  $  202
 Europe........................          24           2       --    --       26
 Asia..........................         --          --        --    --      --
                                     ------        ----      ----  ----  ------
                                     $  200        $ 14      $  5  $  9  $  228
                                     ======        ====      ====  ====  ======

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                              Information  Coal
                               Communications  Services   Mining Other   Total
                               -------------- ----------- ------ ------ -------
                                            (dollars in millions)
1998
Revenue:
 North America...............     $    23        $120      $228  $   20 $   391
 Europe......................           1         --        --      --        1
 Asia........................         --          --        --      --      --
                                  -------        ----      ----  ------ -------
                                  $    24        $120      $228  $   20 $   392
                                  =======        ====      ====  ====== =======
EBITDA:
 North America...............     $  (186)       $ (9)     $ 92  $    9 $   (94)
 Europe......................          (6)        --        --      --       (6)
 Asia........................         --          --        --      --      --
                                  -------        ----      ----  ------ -------
                                  $  (192)       $ (9)     $ 92  $    9 $  (100)
                                  =======        ====      ====  ====== =======
Capital Expenditures:
 North America...............     $   782        $ 29      $  2  $    1 $   814
 Europe......................          96         --        --      --       96
 Asia........................         --          --        --      --      --
                                  -------        ----      ----  ------ -------
                                  $   878        $ 29      $  2  $    1 $   910
                                  =======        ====      ====  ====== =======
Depreciation and
 Amortization:
 North America...............     $    38        $ 11      $  5  $   11 $    65
 Europe......................           1         --        --      --        1
 Asia........................         --          --        --      --      --
                                  -------        ----      ----  ------ -------
                                  $    39        $ 11      $  5  $   11 $    66
                                  =======        ====      ====  ====== =======
Identifiable Assets
December 31, 2000
 North America...............     $ 8,091        $ 78      $310  $4,009 $12,488
 Europe......................       2,095           9       --      122   2,226
 Asia........................         192         --        --       13     205
                                  -------        ----      ----  ------ -------
                                  $10,378        $ 87      $310  $4,144 $14,919
                                  =======        ====      ====  ====== =======
December 31, 1999
 North America...............     $ 3,699        $ 81      $336  $3,751 $ 7,867
 Europe......................         993           8       --       18   1,019
 Asia........................          18         --        --        2      20
                                  -------        ----      ----  ------ -------
                                  $ 4,710        $ 89      $336  $3,771 $ 8,906
                                  =======        ====      ====  ====== =======
Long-Lived Assets
December 31, 2000
 North America...............     $ 7,548        $ 49      $217  $   15 $ 7,829
 Europe......................       1,852           3       --      --    1,855
 Asia........................         190         --        --      --      190
                                  -------        ----      ----  ------ -------
                                  $ 9,590        $ 52      $217  $   15 $ 9,874
                                  =======        ====      ====  ====== =======
December 31, 1999
 North America...............     $ 3,344        $ 56      $ 43  $  560 $ 4,003
 Europe......................         956           5       --      --      961
 Asia........................           4         --        --      --        4
                                  -------        ----      ----  ------ -------
                                  $ 4,304        $ 61      $ 43  $  560 $ 4,968
                                  =======        ====      ====  ====== =======

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

   Product information for the Company's communications segment follows:

                                   Reciprocal   Dark Fiber,  Trans-oceanic
                         Services Compensation Conduit, IRUs     IRUs      Total
                         -------- ------------ ------------- ------------- -----
                                          (dollars in millions)
Communications Revenue:
2000
 North America.........    $427       $55          $209          $ 53      $744
 Europe................      61       --            --             52       113
 Asia..................       1       --            --            --          1
                           ----       ---          ----          ----      ----
                           $489       $55          $209          $105      $858
                           ====       ===          ====          ====      ====
1999
 North America.........    $ 84       $24          $ 35          $  2      $145
 Europe................      14       --            --            --         14
 Asia..................     --        --            --            --        --
                           ----       ---          ----          ----      ----
                           $ 98       $24          $ 35          $  2      $159
                           ====       ===          ====          ====      ====
1998
 North America.........    $  1       $22          $--           $--       $ 23
 Europe................       1       --            --            --          1
 Asia..................     --        --            --            --        --
                           ----       ---          ----          ----      ----
                           $  2       $22          $--           $--       $ 24
                           ====       ===          ====          ====      ====

   The majority of North American revenue consists of services and products delivered within the United States. The majority of European revenue consists of services and products delivered within the United Kingdom. Trans-oceanic revenue for 2000 is allocated equally between North America and Europe as it represents services provided between these two regions.

   In 1999 and 1998 Commonwealth Edison Company, a coal mining customer, accounted for 22% and 34% of total revenue.

   The following information provides a reconciliation of EBITDA to loss from continuing operations for the three years ended December 31, 2000:

                                                          2000    1999   1998
                                                         -------  -----  -----
                                                            (in millions)
EBITDA.................................................. $  (520) $(387) $(100)
Depreciation and Amortization Expense...................    (584)  (228)   (66)
Non-Cash Compensation Expense...........................    (241)  (126)   (39)
Write-off of In-Process Research and Development........     --     --     (30)
                                                         -------  -----  -----
  Loss from Operations..................................  (1,345)  (741)  (235)
Other Income (Expense)..................................    (159)    34     82
Income Tax Benefit......................................      49    220     25
                                                         -------  -----  -----
Loss from Continuing Operations......................... $(1,455) $(487) $(128)
                                                         =======  =====  =====

(16) Commitments and Contingencies

   In August 1999, the Company was named as a defendant in Schweizer vs. Level 3 Communications, Inc. et. al., a purported national class action, filed in the District Court, County of Boulder, State of Colorado which involves the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiff's land. In general, the Company obtained the rights to construct its network from railroads,

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class action assert that they are the owners of the lands over which the Company's fiber optic cable network passes, and that the railroads, utilities and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a national class of owners of land over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company may in the future receive claims and demands related to the rights-of-way issues similar to the issues in the Schweizer litigation that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of this litigation, management believes the Company has substantial defenses to the claims asserted in the Schweizer action (and any similar claims which may be named in the future), and intends to defend them vigorously.

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

   In addition to the items described above, future minimum payments for the next five years, under the non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2000 (in millions):

     2001.................................................................. $ 66
     2002..................................................................   63
     2003..................................................................   60
     2004..................................................................   58
     2005..................................................................   58
     Thereafter............................................................  374
                                                                            ----
       Total............................................................... $679
                                                                            ====

   Rent expense under non-cancellable lease agreements was $60 million in 2000, $41 million in 1999 and $18 million in 1998.

(17) Related Party Transactions

   Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 2000, 1999 and 1998. These projects include the Phoenix Data Center, the U.S. intercity network, certain metro networks and certain Gateway sites, and the Company's new corporate headquarters in Colorado.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Kiewit provided approximately $1,764 million, $1,024 million and $130 million of construction services related to these projects in 2000, 1999, and 1998 respectively.

   Level 3 also receives certain mine management services from Kiewit. The expense for these services was $29 million for 2000, $33 million for 1999, and $34 million for 1998, and is recorded in selling, general and administrative expenses.

   In September 2000, the Company sold its entire interest in Walnut Creek Mining Company to Kiewit for cash of $37 million. The sale resulted in a pre-tax gain of $21 million to the Company, which is included in gain on sale of assets in the accompanying consolidated statement of operations.

   In 2000, Level 3 and RCN entered into joint build arrangements for the construction of certain network facilities. Under these agreements Level 3 provided approximately $10 million of construction services to RCN in 2000. RCN also purchased $2 million and $1 million of telecommunications services from the Company in 2000 and 1999, respectively.

(18) Other Matters

   On February 17, 2000, Level 3 announced a co-build agreement whereby Global Crossing Ltd. participated in the construction of and obtained a 50% ownership interest in the previously announced Level 3 transatlantic fiber optic cable. Under the co-build agreement, Level 3 and Global Crossing Ltd. each separately owns and operate two of the four fiber pairs on the transatlantic cable. Level 3 also acquired additional capacity on Global Crossing Ltd.'s transatlantic cable, Atlantic Crossing 1, during 2000. The transatlantic cable was completed in November 2000.

   On April 12, 2000, Level 3 signed an agreement with Viatel Inc. whereby Viatel Inc. agreed to purchase an ownership interest, in one fiber pair on Level 3's transatlantic fiber optic cable system installed by Level 3. As a result of this agreement, both companies own and operate one fiber pair on the transatlantic cable. The Company recognized revenue of $94 million on this contract during the fourth quarter of 2000, with the remainder being recognized over the term of the contract.

   On December 29, 2000, the Company signed an agreement to collaborate with FLAG Telecom on the development of the Northern Asia submarine cable system connecting Hong Kong, Japan, Korea and Taiwan. The system will include Level 3's previously announced eastern link connecting Hong Kong, Taiwan and Japan and a new western link that FLAG Telecom will build to connect Hong Kong, Korea and Japan. The Company expects the Hong Kong to Japan segment of the eastern link to be in service in the second quarter of 2001, with the eastern link's Taiwan segment to follow in late 2001. The Company expects the entire western link to be ready for service in early 2002. Level 3 and FLAG Telecom will each own three fiber pairs throughout the new system. The total cost of the entire Northern Asia system is estimated to be approximately $900 million. Level 3's share of the cost is approximately $450 million.

   It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2000, Level 3 had outstanding letters of credit of approximately $47 million. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

                 LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

(19) Subsequent Events

   On January 18, 2001, Level 3 announced that in order to provide the company with additional flexibility in funding its business plan, it filed a "universal" shelf registration statement with the Securities and Exchange Commission relating to $3.0 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depositary shares. The registration statement, (declared effective by the Securities and Exchange Commission on January 31, 2001), allows Level 3 to publicly offer these securities from time to time at prices and terms to be determined at the time of the offering. When combined with the remaining availability under its existing effective universal shelf registration statement, the availability under the registration statements allows Level 3 to offer an aggregate of up to $3.156 billion of securities.

   Level 3 currently intends to use the net proceeds of any offering of these securities for working capital, capital expenditures, acquisitions, and other general corporate purposes. Consistent with this approach, Level 3 may use the net proceeds for additions or expansions to its currently funded business plan.

(20) Unaudited Quarterly Financial Data

                            March         June        September      December
                         ------------  ------------  ------------  -------------  ---
                         2000   1999   2000   1999   2000   1999    2000   1999
                         -----  -----  -----  -----  -----  -----  ------  -----
                               (in millions except per share data)
Revenue................. $ 177  $ 102  $ 234  $ 106  $ 341  $ 134  $  433  $ 173
Loss from Operations....  (277)  (126)  (308)  (183)  (320)  (207)   (440)  (225)
Net Loss................  (271)  (105)  (281)   (44)  (351)  (147)   (552)  (191)
Loss per Share (Basic
 and Diluted):
  Continuing
   Operations........... $(.77) $(.33) $(.77) $(.13) $(.96) $(.43) $(1.50) $(.56)

   Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods.