Form 10-K/A
period 2000-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2001-04-11
CIK 794323

FORM 10-K/A-1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(End of cover)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 to the Level 3 Communications, Inc. (the "Registrant") Annual Report on Form 10-K for the year ended December 31, 2000 is hereby amended and restated in its entirety as set forth below.

Financial statements and supplementary financial information for Level 3 Communications, Inc. (f/k/a Peter Kiewit Sons', Inc.) and Subsidiaries begin on page F-1.

The financial statements of an equity method investee (RCN Corporation) are required by Rule 3.09 and are incorporated by reference from RCN's Form 10-K for the year ended December 31, 2000, filed under Commission No. 000-22825.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April, 2001.

                                                    Level 3 Communications, Inc.

                                                    By:  /s/ Neil J. Eckstein
                                                    Name:  Neil J. Eckstein
                                                    Title:  Vice President