Form 10-Q
period 2001-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2001-05-03
CIK 794323

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of each class of the issuer's common stock, as of April 23, 2001:

                         Common Stock    368,183,208 shares

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                           Page
--------------------------------------------------------------------------------


                         Part I - Financial Information

Item 1.  Unaudited Financial Statements:

         Consolidated Condensed Statements of Operations                       2
         Consolidated Condensed Balance Sheets                                 3
         Consolidated Condensed Statements of Cash Flows                       5
         Consolidated Statement of Changes in Stockholders' Equity             6
         Consolidated Statements of Comprehensive Loss                         7
         Notes to Consolidated Condensed Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          22


                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     29

Signatures                                                                    30

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                         ----------------------------
(dollars in millions, except per share data)                                                   2001          2000
                                                                                             ---------      ---------

Revenue..............................................................................            $ 449         $ 177
Costs and Expenses:
     Cost of revenue.................................................................             (268)         (130)
     Depreciation and amortization...................................................             (239)          (88)
     Selling, general and administrative.............................................             (372)         (236)
                                                                                              ---------     ---------
Total Costs and Expenses.............................................................             (879)         (454)
                                                                                              ---------     ---------

Loss from Operations.................................................................             (430)         (277)

Other Income (Expense):
     Interest income.................................................................               61            64
     Interest expense, net...........................................................             (138)          (50)
     Equity in losses of unconsolidated subsidiaries, net............................               (2)          (55)
     Gain on equity investee stock transactions......................................               --            38
     Other, net......................................................................              (26)           --
                                                                                              ---------     ---------
Total Other Expense..................................................................             (105)           (3)
                                                                                              ---------     ---------

Loss Before Income Taxes.............................................................             (535)         (280)

Income Tax Benefit...................................................................                 --           9
                                                                                              ----------    ---------

Net Loss                                                                                        $ (535)       $ (271)
                                                                                                ======        ======

Net Loss Per Share (Basic and Diluted)...............................................          $ (1.45)       $ (.77)
                                                                                               =======        ======

Total Number of Weighted Average Shares
     Outstanding Used to Compute Basic and
     Diluted Loss Per Share (in thousands)...........................................           367,810       350,285
                                                                                              =========       ======

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                          March 31,      December 31,
(dollars in millions, except per share data)                                                2001            2000
                                                                                          ---------     -------------
Assets
Current Assets:
     Cash and cash equivalents......................................................        $ 1,505          $ 1,269
     Marketable securities..........................................................          2,301            2,742
     Restricted securities..........................................................            149              202
     Receivables, less allowances for doubtful accounts
         of $36 and $33, respectively...............................................            721              617
     Recoverable income taxes.......................................................             25               67
     Other..........................................................................            123              148
                                                                                            -------          -------
Total Current Assets................................................................          4,824            5,045

Net Property, Plant and Equipment...................................................         10,179            9,383

Investments.........................................................................            117              146

Other Assets, net...................................................................            336              345
                                                                                            -------          -------
                                                                                           $ 15,456         $ 14,919
                                                                                           ========         ========

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                          March 31,      December 31,
(dollars in millions, except per share data)                                                 2001            2000
                                                                                           --------      -----------

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable.............................................................          $ 1,558          $ 1,552
     Current portion of long-term debt............................................                8                7
     Accrued payroll and employee benefits........................................              103               90
     Accrued interest.............................................................               99              124
     Deferred revenue.............................................................               95               68
     Other........................................................................              158              106
                                                                                             ------          -------
Total Current Liabilities.........................................................            2,021            1,947

Long-Term Debt, less current portion..............................................            7,961            7,318

Deferred Revenue..................................................................              977              652

Accrued Reclamation Costs.........................................................               94               94

Other Liabilities.................................................................              347              359

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, authorized 10,000,000 shares: no                          --               --
         shares outstanding.......................................................
     Common stock:
         Common stock, $.01 par value, authorized 1,500,000,000 shares:
              368,104,381 outstanding in 2001 and 367,599,870                                     4                4
              outstanding in 2000.................................................
         Class R, $.01 par value, authorized 8,500,000 shares: no                               --               --
              shares outstanding..................................................
     Additional paid-in capital...................................................            5,246            5,167
     Accumulated other comprehensive loss.........................................             (110)             (73)
     Accumulated deficit..........................................................           (1,084)            (549)
                                                                                             -------        --------
Total Stockholders' Equity........................................................            4,056            4,549
                                                                                             -------        --------
                                                                                           $ 15,456         $ 14,919
                                                                                           ========         ========

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       -----------------------------
(dollars in millions, except per share data)                                                2001             2000
                                                                                         ---------         ---------

Net Cash Provided by Operating Activities.........................................          $  292            $  138

Cash Flows from Investing Activities:
     Proceeds from sales and maturities of marketable securities..................           1,569             1,490
     Purchases of marketable securities...........................................          (1,112)           (4,396)
     Decrease in restricted securities............................................              51                --
     Capital expenditures.........................................................          (1,180)           (1,286)
     Other........................................................................               4                (5)
                                                                                        -----------      ------------
Net Cash Used in Investing Activities.............................................            (668)           (4,197)

Cash Flows from Financing Activities:
     Long-term debt borrowings, net of issuance costs.............................             636             2,969
     Payments on long-term debt, including current portion........................              (2)               (2)
     Issuances of common stock, net of issuance costs.............................             --              2,407
     Stock options exercised......................................................               2                 6
                                                                                        -----------      ------------
Net Cash Provided by Financing Activities.........................................             636             5,380

Effect of Exchange Rates on Cash..................................................             (24)               (8)
                                                                                        -----------      ------------

Net Change in Cash and Cash Equivalents...........................................             236             1,313

Cash and Cash Equivalents at Beginning of Period..................................           1,269             1,214
                                                                                        -----------      ------------

Cash and Cash Equivalents at End of Period........................................         $ 1,505           $ 2,527
                                                                                           =======           =======

Supplemental Disclosure of Cash Flow Information:
    Income taxes paid.............................................................         $    --           $    --
    Interest paid.................................................................             178                37

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                    For the three months ended March 31, 2001
                                   (unaudited)

                                                                      Accumulated
                                                       Additional        Other
                                             Common      Paid-in     Comprehensive    Accumulated
(dollars in millions)                        Stock       Capital         Loss           Deficit       Total
                                             -----       -------         ----           -------       -----

Balances at December 31, 2000...........      $   4     $  5,167         $   (73)       $  (549)     $  4,549

Common Stock:
     Stock options exercised............        --             2             --             --              2
     Stock plan grants..................        --            76             --             --             76
     Shareworks plan grants.............        --             1             --             --              1

Net Loss................................        --           --              --            (535)         (535)

Other Comprehensive Loss................        --           --              (37)           --            (37)
                                            -------     --------         -------       --------      --------

Balances at March 31, 2001..............      $   4     $  5,246         $  (110)      $ (1,084)     $  4,056
                                              =====     ========         =======       ========      ========

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                                   (unaudited)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                  -----------------------------
(dollars in millions)                                                                  2001          2000
                                                                                   ------------  ------------


Net Loss..........................................................................       $ (535)       $ (271)

Other Comprehensive Income (Loss) Before Tax:
     Foreign currency translation losses..........................................          (41)          (19)
     Unrealized holding gains (losses) arising during period......................           4             (3)
     Reclassification adjustment for gains included in net loss...................          --            --
                                                                                         -------      --------

Other Comprehensive Loss, Before Tax..............................................          (37)          (22)

Income Tax Benefit Related to Items of Other Comprehensive Loss...................          --            --
                                                                                         -------      --------

Other Comprehensive Loss Net of Taxes.............................................          (37)          (22)
                                                                                         -------      --------

Comprehensive Loss................................................................       $ (572)       $ (293)
                                                                                         =======       =======

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

1.   Summary of Significant Accounting Policies

The consolidated condensed financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") in which it has control, which are engaged in enterprises primarily related to communications, information services, and coal mining. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. Investments in other companies in which the Company exercises significant influence over operating and financial policies are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

The consolidated condensed balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 2000 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K as amended, for the year ended December 31, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

The Company is a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services in the United States, Europe and Asia. The Company has created, through a combination of construction, purchase and leasing of facilities and other assets, an advanced international, end-to-end, facilities-based communications network. The Company has built and continues to build the network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

Effective July 1, 1999, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66." Certain sale and long-term indefeasible right-to-use ("IRU") agreements of dark fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. Dark fiber is considered integral equipment and accordingly, a lease must include a provision allowing title to transfer to the lessee in order for the lease to be accounted for as a sales-type lease. Failure to satisfy the requirements of the FASB Interpretation results in the deferral of revenue recognition for these agreements over the term of the agreement (currently up to 20 years). This FASB Interpretation does not have a current effect on the Company's cash flows however, it will result in substantial amounts of deferred revenue related to long-term dark fiber and capacity IRU agreements.

Accounting practice and guidance with respect to the accounting treatment of the above transactions is evolving. Any changes in the accounting treatment could affect the manner in which the Company accounts for revenue and expenses associated with sub-sea dark fiber and terrestrial IRU agreements in the future.

In 2000, Level 3 utilized a portion of its accumulated net operating tax losses to offset prior year taxable income. The remaining net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against the entire balance of net deferred tax

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

assets as the Company is unable to conclude under relevant accounting standards that it is more likely than not that net operating losses will be realizable.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.

2.   Loss Per Share

Basic loss per share amounts have been computed using the weighted average number of shares during each period. The Company had a net loss for the three month periods ended March 31, 2001 and 2000. Therefore, the dilutive impact of the approximate 19 million shares attributable to the Company's convertible subordinated notes, and the approximate 29 million options and warrants outstanding at both March 31, 2001 and approximate 21 million options and warrants outstanding at March 31, 2000 have not been included in the computation of diluted loss per share because the resulting computation would have been anti-dilutive.

3.   Receivables

Receivables at March 31, 2001 and December 31, 2000 were as follows (dollars in millions):

                                                         Information
                                      Communications      Services            Coal           Other          Total
                                     -----------------   ------------     -----------     -----------     --------
March 31, 2001
Accounts Receivable - Trade:
       Services....................             $  256          $  30           $  12          $   1        $  299
       Dark Fiber..................                207             --              --             --           207
Joint Build Costs..................                212             --              --             --           212
Other Receivables..................                 39             --              --             --            39
Allowance for Doubtful
       Accounts....................                (33)            (3)             --             --           (36)
                                               --------        -------         ------          -----        ------
                                                $  681          $  27           $  12          $   1        $  721
                                                ======          =====           =====          =====        ======

December 31, 2000
Accounts Receivable - Trade:
       Services....................             $  147          $  26           $  19          $   1        $  193
       Dark Fiber..................                161             --              --             --           161
Joint Build Costs..................                247             --              --             --           247
Other Receivables..................                 49             --              --             --            49
Allowance for Doubtful
      Accounts.....................                (29)            (4)             --             --           (33)
                                                ------          -----          ------          -----       -------
                                                $  575          $  22           $  19          $   1        $  617
                                                ======          =====           =====          =====        ======


Joint build receivables primarily relate to costs incurred by the Company for construction of network assets in which Level 3 is partnering with other companies. Generally, under these types of agreements, the sponsoring partner will incur 100% of the construction costs and bill the other party as certain construction

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

milestones are accomplished. Joint build receivables at March 31, 2001 include $92 million attributable to FLAG Telecom Limited for its share of the costs of the Northern Asia submarine cable system.

4.   Property, Plant and Equipment, net

Construction-in-Progress

The Company continues to construct its communications network. Costs associated directly with the uncompleted network, including employee related costs, are capitalized, and interest expense incurred during construction is capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction (Note 7). Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

The Company continues to develop business support systems required for its business plan. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project, and interest costs incurred when developing the business support systems are capitalized. Upon completion of the projects, the total cost of the business support systems are amortized over their useful lives of three years.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

                                                                                      Accumulated           Book
(dollars in millions)                                                      Cost       Depreciation          Value
                                                                        ----------    ------------        ---------
March 31, 2001
Land and Mineral Properties......................................           $  199        $   (11)          $   188
Facility and Leasehold Improvements
     Communications..............................................            1,302            (40)            1,262
     Information Services........................................               25             (4)               21
     Coal Mining.................................................               67            (64)                3
     CPTC........................................................               92            (13)               79
Network Infrastructure...........................................            4,346           (143)            4,203
Operating Equipment
     Communications..............................................            1,302           (433)              869
     Information Services........................................               58            (38)               20
     Coal Mining.................................................               91            (84)                7
     CPTC........................................................               17            (10)                7
Network Construction Equipment...................................              129            (31)               98
Furniture, Fixtures and Office Equipment.........................              520           (194)              326
Other .                                                                        199            (76)              123
Construction-in-Progress.........................................            2,973            --              2,973
                                                                           -------       ---------         --------
                                                                           $11,320       $ (1,141)         $ 10,179
                                                                           =======       ========          ========

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

                                                                                      Accumulated           Book
(dollars in millions)                                                      Cost       Depreciation          Value
                                                                        ----------    ------------        ---------
December 31, 2000
Land and Mineral Properties......................................           $  168         $  (11)          $   157
Facility and Leasehold Improvements
     Communications..............................................            1,254            (33)            1,221
     Information Services........................................               25             (4)               21
     Coal Mining.................................................               68            (64)                4
     CPTC........................................................               92            (12)               80
Network Infrastructure...........................................            3,423            (62)            3,361
Operating Equipment
     Communications..............................................            1,216           (361)              855
     Information Services........................................               54            (36)               18
     Coal Mining.................................................               93            (85)                8
     CPTC........................................................               17             (9)                8
Network Construction Equipment...................................              143            (27)              116
Furniture, Fixtures and Office Equipment.........................              430           (162)              268
Other ...........................................................              185            (68)              117
Construction-in-Progress.........................................            3,149            --              3,149
                                                                           -------        -------          --------
                                                                           $10,317        $  (934)         $  9,383
                                                                           =======        =======          ========

5.   Investments

The Company holds significant equity positions in two publicly traded companies:
RCN Corporation ("RCN") and Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"). RCN is a facilities-based provider of bundled local and long distance phone, cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago. Commonwealth Telephone holds Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets.

On March 31, 2001, Level 3 owned approximately 30% and 46% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $161 million and $366 million, respectively, on March 31, 2001. Due to the changes in RCN's and Commonwealth Telephone's stock price, the market value of the Company's investments in RCN and Commonwealth were $94 million and $333 million, respectively, as of April 23, 2001.

During the fourth quarter of 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. If RCN becomes profitable, Level 3 will not record its equity in RCN's profits until unrecorded equity in losses has been offset. The Company's investment in RCN, including goodwill, was zero at March 31, 2001 and December 31, 2000. The Company did not recognize an estimated $79 million of additional equity losses attributable to RCN for the three months ended March 31, 2001, bringing the total amount of estimated suspended losses to approximately $99 million at March 31, 2001.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

The Company recognizes gains from the sale, issuance and repurchase of stock by its equity method investees in its statements of operations. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $38 million for the Company for the period ended March 31, 2000. The Company does not expect to recognize future gains on RCN stock activity until the Company recognizes suspended equity losses.

The following is summarized financial information of RCN for the three months ended March 31, 2001 and 2000, and as of March 31, 2001 and December 31, 2000 (dollars in millions).

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                              -------------------------------------
                                                                                         2001              2000
                                                                                        ------            ------
                                 Operations:
RCN Corporation:
     Revenue .................................................................            $ 106             $  71
     Net loss available to common shareholders................................             (258)             (154)


Level 3's Share:
     Net loss.................................................................            $  --               (56)
     Goodwill amortization....................................................               --                --
                                                                                          -----             -----
                                                                                          $  --             $ (56)
                                                                                          -----             -----


                                                                                      March 31,      December 31,
                                                                                        2001            2000
                                                                                       ------          ------
                             Financial Position:
Current Assets................................................................          $ 1,365           $ 1,854
Other Assets .................................................................            3,038             2,922
                                                                                        -------           -------
     Total assets.............................................................            4,403             4,776


Current Liabilities...........................................................              348               531
Other Liabilities.............................................................            2,308             2,284
Minority Interest.............................................................               67                75
Preferred Stock...............................................................            2,028             1,991
                                                                                         ------            ------
     Total liabilities and preferred stock....................................            4,751             4,881
                                                                                         ------            ------
          Common equity.......................................................           $ (348)           $ (105)
                                                                                         ======            ======
Level 3's Investment:
     Equity in net assets.....................................................           $   --            $   --
     Goodwill.................................................................               --                --
                                                                                         ------            ------
                                                                                         $   --            $   --
                                                                                         ======            ======


The Company's investment in Commonwealth Telephone, including goodwill, was $104 million and $105 million at March 31, 2001 and December 31, 2000, respectively.

The Company has made investments in certain public and private early stage IP centric entities in connection with those entities agreeing to purchase various services from the Company. The Company

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

records these transactions as investments and deferred revenue. The value of the investment and deferred revenue is equal to the estimated fair value of the securities at the time of the transaction or the value of the services to be provided, whichever is more readily determinable. Level 3 closely monitors the success of these investees in executing their business plans. For those companies that are publicly traded, Level 3 also monitors current and historical market values of the investee as it compares to the carrying value of the investment. The Company recorded a chargeof $28 million in the first quarter of 2001 for an other-than temporary decline in the value of such investments. Additional impairments, if any, will be recognized as they become apparent. If any of the privately held investments become publicly-traded and meet the criteria for "available-for-sale" securities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," they will be accounted for accordingly. Otherwise, future appreciation will be recognized only upon sale or other disposition of the securities. As of March 31, 2001 and December 31, 2000, the Company held investments with a carrying amount of $9 million and $37 million, respectively, and had recognized revenue of approximately $8 million and less than $1 million for services related to this program for the three months ended March 31, 2001 and 2000, respectively.

6.   Other Assets, net

At March 31, 2001 and December 31, 2000 other assets consisted of the following:

                                                                                          March 31,      December 31,
(dollars in millions)                                                                       2001            2000
                                                                                          --------       ---------

     Debt Issuance Costs, net.....................................................           $ 165            $ 161
     Goodwill, net of accumulated amortization of $124 and $102...................              46               68
     Deposits.....................................................................              52               53
     Prepaid Network Assets.......................................................              34               35
     CPTC Deferred Development and Financing Costs................................              13               14
     Other................................................................... ....              26               14
                                                                                             -----            -----
                                                                                             $ 336            $ 345
                                                                                             =====            =====


Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $22 million and $10 million for the three months ended March 31, 2001 and March 31, 2000 respectively.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

7.   Long-Term Debt

At March 31, 2001 and December 31, 2000, long-term debt was as follows:

                                                                                       March 31,      December 31,
(dollars in millions)                                                                    2001            2000
                                                                                        ------          ------

     Senior Notes (9.125% due 2008)..............................................         $2,000           $2,000
     Senior Notes (11% due 2008).................................................            800              800
     Senior Discount Notes (10.5% due 2008)......................................            635              619
     Senior Euro Notes (10.75% due 2008).........................................            441              465
     Senior Discount Notes (12.875% due 2010)....................................            412              399
     Senior Euro Notes (11.25% due 2010).........................................            265              279
     Senior Notes (11.25% due 2010)..............................................            250              250
     Senior Secured Credit Facility:
         Term Loan Facility
              Tranche A (7.80% due 2007).........................................            450              200
              Tranche B (8.80% due 2008).........................................            275              275
              Tranche C (9.06% due 2008).........................................            400               --
     Commercial Mortgage:
         GMAC (7.61% due 2003)...................................................            120              120
         Lehman (8.71% due 2001-2004)............................................            113              113
     Convertible Subordinated Notes (6.0% due 2010)..............................            863              863
     Convertible Subordinated Notes (6.0% due 2009)..............................            823              823
     CPTC Long-term Debt (with recourse only to CPTC):
         (7.6%-9.5% due 2004 -2017)..............................................            113              115
     Other.......................................................................              9                4
                                                                                         -------          -------
                                                                                           7,969            7,325
     Less current portion........................................................             (8)              (7)
                                                                                         -------          -------
                                                                                          $7,961           $7,318
                                                                                          ======           ======

Senior Secured Credit Facility

On January 8, 2001, the Company borrowed the remaining $250 million available under the existing tranche A of the Senior Secured Credit Facility. On March 22, 2001, Level 3 entered into an amendment to increase the borrowing capacity under the Senior Secured Credit Facility by $400 million, to $1.775 billion. As part of the agreement, Level 3 borrowed $400 million under a new tranche C of the term loan facility. The net proceeds will be used for implementing the business plan, including the purchase of telecommunications assets.

The equipment that is purchased with the proceeds of the term loan facility secures all obligations under the term loan facility.

Amounts drawn under the new tranche C will bear interest, at the option of the Company, at an alternate base rate or reserve-adjusted LIBOR plus applicable margins. The new tranche C applicable margins are fixed at 300 basis points over the alternate base rate and 400 basis points over LIBOR. Simultaneously with the addition of tranche C, the applicable LIBOR margin for tranche B of the term loan facility was increased by 25 basis points, to 375 basis points over LIBOR. Interest on tranche C of the term loan facility will be payable based on the interest rate option chosen by the Company.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

Tranche C of the term loan facility amortizes in consecutive quarterly payments beginning on March 31, 2004, commencing at $1 million per quarter and increasing to $97 million per quarter in 2007, with the final installment due January 30, 2008.

The Senior Secured Credit Facility contains certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. Level 3 and certain Level 3 subsidiaries must also comply with specific financial and operational tests and maintain certain financial ratios. In addition to the original Senior Secured Credit Facility debt issuance costs, $14 million of debt issuance costs associated with tranche C were capitalized and will be amortized as interest expense over the remaining term of the Senior Secured Credit Facility.

In an effort to reduce the risk of increased interest rates related to the Lehman commercial mortgage, in January 2001 the Company entered into an interest rate cap agreement. The interest rate cap notional amount is $113 million and has a maturity date of January 31, 2004. The terms of the agreement provide that the net interest expense related to the Lehman commercial mortgage will not exceed 8% plus 400 basis points. The Company has elected not to account for this transaction as a hedge as permitted by the Statement of Financial Accounting Standard, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Upon inception of the agreement, the Company recorded an asset equal to the fair value of the interest rate cap of less than $1 million. For the first three months ended March 31, 2001, the Company recorded, in the statement of operations, less than $1 million in losses related to the change in the fair value of the interest rate cap.

8.   Employee Benefit Plans

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

The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award. The Company recognized a total of $77 million and $48 million of non-cash compensation for the three months ended March 31, 2001 and 2000, respectively. In addition, the Company capitalized $4 million and $3 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the three months ended March 31, 2001 and 2000, respectively.

Non-Qualified Stock Options and Warrants

The Company granted warrants to purchase approximately 900,000 shares of common stock to consultants in 2001 for services to be provided. These warrants vest in equal quarterly installments over 33 months commencing March 19, 2001 with each portion expiring seven years from the vesting date. The exercise price of these warrants is $29. The fair value determined pursuant to SFAS No. 123 for these warrants at March 31, 2001 was $14 million. The Company did not grant any nonqualified stock options ("NQSO") to employees during the three months ended March 31, 2001. The expense recognized for the three months ended March 31, 2001 for NQSOs and warrants outstanding at March 31, 2001 in accordance with SFAS

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements


No. 123 was $6 million. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs for the three months ended March 31, 2001 related to NQSOs and warrants for employees directly involved in the construction of the network and the development of the business support systems. As of March 31, 2001, the Company had not reflected $18 million of unamortized compensation expense in its financial statements for NQSOs and warrants previously granted.

The Company did not grant any NQSOs or warrants to employees during the three months ended March 31, 2000. The Company recognized $1 million of expense for the three months ended March 31, 2000 for NQSOs and warrants outstanding at March 31, 2000. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs for the three months ended March 31, 2000.

Outperform Stock Option Plan

In April 1998, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly participants' and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless Level 3's Common Stock outperforms the S&P 500 index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index. To the extent that Level 3's common stock outperforms the S&P 500, the value of OSOs to a holder may exceed the value of non-qualified stock options.

OSO awards are made quarterly to eligible participants on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Awards granted prior to December 2000 typically have a two-year moratorium on exercise from the date of grant. As a result, once a participant is 100% vested in the grant, the two-year moratorium expires. Therefore, each grant has an exercise window of two years. Level 3 granted 3.1 million OSOs to employees in December 2000. Included in the grant were 2.1 million OSOs that vest 25% after six months with the remaining 75% vesting after 18 months. These OSOs and all additional OSOs granted after March 31, 2001 are exercisable immediately upon vesting and have a four-year life.

The fair value recognized under SFAS No. 123 for the approximately 2 million OSOs awarded to participants during the three months ended March 31, 2001 was approximately $74 million. The Company recognized $53 million of compensation expense for the three months ended March 31, 2001 for OSOs granted since 1999. In addition to the expense recognized, $2 million of non-cash compensation was capitalized for the three months ended March 31, 2001 for employees directly involved in the construction of the network and development of business support systems. As of March 31, 2001, the Company had not reflected $174 million of unamortized compensation expense in its financial statements for OSOs granted previously. The Company recognized $42 million of expense for the three months ended March 31, 2000 for OSOs outstanding at March 31, 2000. In addition to the expense recognized the Company capitalized $2 million of non-cash compensation for the three months ended March 31, 2000.

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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

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

The Company recognized $15 million of compensation expense for the three months ended March 31, 2001 for C-OSOs awarded in 2000. In addition to the expense recognized, $1 million of non-cash compensation was capitalized for the three months ended March 31, 2001 for employees directly involved in the construction of the network and development of business support systems. As of March 31, 2001, the Company had not reflected $99 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000.

Shareworks and Restricted Stock

The Company recorded $3 million of non-cash compensation expense for the three months ended March 31, 2001 related to the Shareworks and restricted stock programs. In addition to the expense recognized, less than $1 million of non-cash compensation was capitalized for the three months ended March 31, 2001, respectively for employees directly involved in the construction of the network and development of business support systems. The non-cash compensation expense for the Shareworks and restricted stock programs was $5 million for the three months ended March 31, 2000.

As of March 31, 2001, the Company had not reflected unamortized compensation expense of $22 million for Shareworks and restricted stock granted in prior years in its financial statements.

9.    Industry and Segment Data

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets. The Company's reportable segments include: communications, information services, and coal mining. Other primarily includes the California Private Transportation Company, L.P. ("CPTC"), equity investments, and other corporate assets and overhead not attributable to a specific segment.

EBITDA, as defined by the Company, consists of earnings (loss) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expense. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods presented and is not GAAP.

The information presented in the tables following includes information for three months ended March 31, 2001 and 2000 for all income statement and cash flow information presented, and as of March 31, 2001 and December 31, 2000 for all balance sheet information presented. Revenue and the related expenses are attributed to foreign countries based on where services are provided.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2001 presentation.

                                                      Information         Coal
(dollars in millions)             Communications        Services         Mining           Other            Total
                                  --------------        --------         -------          ------           -----

Three Months ended March 31, 2001
Revenue:
     North America...............        $    355         $    29         $    25         $     6         $    415
     Europe......................              29               4              --              --               33
     Asia........................               1              --              --              --                1
                                         --------         -------         -------         -------         --------
                                         $    385         $    33         $    25         $     6         $    449
                                         ========         =======         =======         =======         ========
EBITDA:
     North America...............        $    (78)        $     1         $     7         $     3         $    (67)
     Europe......................             (36)             --              --              --              (36)
     Asia........................             (11)             --              --              --              (11)
                                         --------         -------         -------         -------         --------
                                         $   (125)        $     1         $     7         $     3         $   (114)
                                         ========         =======         =======         =======         ========

Capital Expenditures
     North America...............        $    962         $     5         $     2         $    --         $    969
     Europe......................             199              --              --              --              199
     Asia........................              12              --              --              --               12
                                         --------         -------         -------         -------         --------
                                         $  1,173         $     5         $     2         $    --         $  1,180
                                         ========         =======         =======         =======         ========
Depreciation and Amortization:
     North America...............        $    189         $     3         $     1         $     2         $    195
     Europe......................              39              --              --              --               39
     Asia........................               5              --              --              --                5
                                        ---------         -------         -------         -------         --------
                                         $    233         $     3         $     1         $     2         $    239
                                         ========         =======         =======         =======         ========

Three Months ended March 31, 2000
Revenue:
     North America...............        $     84         $    24         $    48         $     6         $    162
     Europe......................              13               2              --              --               15
     Asia........................              --              --              --              --               --
                                         --------         -------         -------         -------         --------
                                         $     97         $    26         $    48         $     6         $    177
                                         ========         =======         =======         =======         ========
EBITDA:
     North America...............        $   (131)        $     1         $    22         $     2         $   (106)
     Europe......................             (31)              1              --              --              (30)
     Asia........................              (5)             --              --              --               (5)
                                         --------         -------         -------         -------         --------
                                         $   (167)        $     2         $    22         $     2         $   (141)
                                         ========         =======         =======         =======         ========
Capital Expenditures
     North America...............        $    992         $     1         $    --         $    --         $    993
     Europe......................             284              --              --              --              284
     Asia........................               9              --              --              --                9
                                         --------         -------         -------         -------         --------
                                         $  1,285         $     1         $    --         $    --         $  1,286
                                         ========         =======         =======         =======         ========
Depreciation and Amortization:
     North America...............        $     71         $     3         $     1         $     2         $     77
     Europe......................              11              --              --              --               11
     Asia........................              --              --              --              --               --
                                         --------         -------         -------         -------         --------
                                         $     82         $     3         $     1         $     2         $     88
                                         ========         =======         =======         =======         ========

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

                                                       Information         Coal
(dollars in millions)             Communications        Services          Mining          Other            Total
                                  --------------        --------         -------         ------           -------

Identifiable Assets
-------------------
March 31, 2001
     North America...............       $   8,961           $   88         $   309       $  3,763        $  13,121
     Europe......................           1,881                8              --             80            1,969
     Asia........................             346               --              --             20              366
                                        ---------           ------         -------       --------        ---------
                                        $  11,188           $   96         $   309       $  3,863        $  15,456
                                        =========           ======         =======       ========        =========
December 31, 2000
     North America...............       $   8,197           $   78         $   310       $  4,009        $  12,594
     Europe......................           1,877                9              --            107            1,993
     Asia........................             304               --              --             28              332
                                        ---------           ------         -------       --------        ---------
                                        $  10,378           $   87         $   310       $  4,144        $  14,919
                                        =========           ======         =======       ========        =========
Long-Lived Assets
-----------------
March 31, 2001
     North America...............       $   8,340           $   50         $    16       $    207        $   8,613
     Europe......................           1,674                3              --             --            1,677
     Asia........................             342               --              --             --              342
                                        ---------           ------         -------       --------        ---------
                                        $  10,356           $   53         $    16       $    207        $  10,632
                                        =========           ======         =======       ========        =========
December 31, 2000
     North America...............       $   7,640           $   49         $    15       $    217        $   7,921
     Europe......................           1,633                3              --             --            1,636
     Asia........................             317               --              --             --              317
                                        ---------           ------         -------       --------        ---------
                                        $   9,590           $   52         $    15       $    217        $   9,874
                                        =========           ======         =======       ========        =========


Product information for the Company's communications segment follows:

                                                                   Reciprocal
(dollars in millions)                             Services        Compensation        Dark Fiber           Total
                                                  --------        ------------        ----------           -----
Communications Revenue
----------------------
Three Months Ended March 31, 2001
     North America.......................         $    163             $    37          $    155          $    355
     Europe..............................               29                  --                --                29
     Asia................................                1                  --                --                 1
                                                  --------             -------          --------          --------
                                                  $    193             $    37          $    155          $    385
                                                  ========             =======          ========          ========
Three Months Ended March 31, 2000
     North America.......................         $     75             $     8          $      1          $     84
     Europe..............................               13                  --                --                13
     Asia................................               --                  --                --                --
                                                  --------             -------          --------          --------
                                                  $     88             $     8          $      1          $     97
                                                  ========             =======          ========          ========


The majority of North American revenue consists of services and products delivered within the United States. The majority of European revenue consists of services and products delivered within the United Kingdom.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements

The following information provides a reconciliation of EBITDA to loss from continuing operations for the three months ended March 31, 2001 and 2000 (dollars in millions):

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------------
                                                                                           2001           2000
                                                                                          ------         ------

EBITDA  .                                                                                    $ (114)        $ (141)
Depreciation and Amortization Expense................................................          (239)           (88)
Non-Cash Compensation Expense........................................................           (77)           (48)
                                                                                             -------        -------
     Loss from Operations............................................................          (430)          (277)
Other Expense........................................................................          (105)            (3)
Income Tax Benefit...................................................................           --               9
                                                                                             -------        -------
Net Loss.............................................................................        $ (535)        $ (271)
                                                                                             =======        =======

10.    Related Party Transactions

Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 2001 and 2000. These projects include the intercity network, local loops and gateway sites, and the Company's new corporate headquarters in Colorado. Kiewit provided approximately $333 million and $462 million of construction services related to these projects in the first three months of 2001 and 2000, respectively.

Level 3 also receives certain mine management services from Kiewit. The expense for these services was $2 million and $8 million for the three months ended March 31, 2001 and 2000, respectively, and is recorded in selling, general and administrative expenses.

11.    Other Matters

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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements


On January 18, 2001, Level 3 announced that in order to provide the company with additional flexibility in funding its business plan, it filed a "universal" shelf registration statement with the Securities and Exchange Commission relating to $3.0 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depositary shares. The registration statement, (declared effective by the Securities and Exchange Commission on January 31, 2001), allows Level 3 to publicly offer these securities from time to time at prices and terms to be determined at the time of the offering. When combined with the remaining availability under its previously existing effective universal shelf registration statement, the availability under the registration statements allows Level 3 to offer an aggregate of up to $3.156 billion of securities.

Level 3 intends to use the net proceeds of any offering of these securities for working capital, capital expenditures, acquisitions, and other general corporate purposes. Consistent with this approach, Level 3 may use the net proceeds for additions or expansions to its currently funded business plan.

On January 9, 2001, the Company announced that it signed an agreement in December 2000 to collaborate with FLAG Telecom on the development of the Northern Asia submarine cable system connecting Hong Kong, Japan, Korea and Taiwan. The system will include Level 3's previously announced eastern link connecting Hong Kong, Taiwan and Japan and a new western link that FLAG Telecom will build to connect Hong Kong, Korea and Japan. The Company expects the Hong Kong to Japan segment of the eastern link to be in service in the second quarter of 2001, with the eastern link's Taiwan segment to follow in late 2001. The Company expects the entire western link to be ready for service in early 2002. Level 3 and FLAG Telecom will each own three fiber pairs throughout the new system. The total cost of the entire Northern Asia system is estimated to be approximately $900 million. Level 3's share of the cost is approximately $450 million.

12.    Subsequent Events

On April 26, 2001, the Company announced it has signed a new agreement with XO Communications, Inc. ("XO"), that amends the companies previously announced dark fiber agreements. The original agreements between the companies included the purchase of 24 fiber, an empty conduit and tag-along rights for additional fibers in certain conduits of Level 3's North America network by XO for $700 million. At the date of this announcement, over 60 percent of this commitment had been purchased and paid for. The previous agreements also provided that XO purchase nine European fiber networks and a pan-European intercity fiber network from Level 3 for $148 million, as well as transatlantic capacity for an additional $15 million. The new agreement provides that XO and Level 3 have canceled agreements relating to the purchase of the European metro and inter-city fiber networks from Level 3. The related $128 million in payments that have already been made to Level 3 will be applied as a reduction in the remaining amounts payable by XO under its $700 million North American intercity network commitment. Additionally, XO will purchase wavelength services from Level 3 beginning with a $30 million purchase. XO will transfer certain transmission equipment it has purchased to Level 3, the value of which will be applied toward the purchase price of these services. Furthermore, XO will purchase transatlantic capacity per the original European agreement and give up certain previous contractual provisions including the tag-along rights for additional fibers in the North American network.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

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

Recent Developments

Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standard, ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge designated by the transaction. The Company currently makes minimal use of derivative instruments as defined by SFAS No. 133. Derivative instruments, as defined by SFAS No. 133, held by the Company at March 31, 2001 include an interest rate cap with a market value of less than $1 million. The Company did not designate the interest rate cap as part of a hedge transaction. If the Company does not increase the utilization of derivatives, the adoption of this standard is expected to have a minimal effect on the Company's results of operations or its financial position.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions on or after January 1, 2000. The adoption of SAB 101 in 2000 did not have a material affect on the Company's financial results.

Effective July 1, 1999, the FASB issued Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66." Certain sale and long-term indefeasible right-to-use agreements of dark fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. Failure to satisfy the requirements of the FASB Interpretation results in the deferral of revenue recognition for these agreements over the term of the agreement (currently up to 20 years). This FASB Interpretation does not have an effect on the Company's cash flows however, it results in substantial amounts of deferred revenue being recorded on the balance sheet.

Accounting practice and guidance with respect to the accounting treatment of the above transactions is evolving. Any changes in the accounting treatment could affect the manner in which the Company accounts for revenue and expenses associated with these agreements in the future.

On April 26, 2001, the Company announced it has signed a new agreement with XO Communications, Inc. ("XO"), that amends the companies previously announced dark fiber agreements. The original agreements between the companies included the purchase of 24 fiber, an empty conduit and tag-along rights for additional fibers in certain conduits of Level 3's North America network by XO for $700 million. At the date of this announcement, over 60 percent of this commitment had been purchased and paid for. The previous agreements also provided that XO purchase nine European fiber networks and a pan-European intercity fiber network from Level 3 for $148 million, as well as transatlantic capacity for an additional $15 million. The new agreement provides that XO and Level 3 have canceled agreements relating to the purchase of the European metro and inter-city fiber networks from Level 3. The related $128 million in payments that have already been made to Level 3 will be applied as a reduction in the remaining amounts payable by XO under its $700 million North American intercity network commitment. Additionally, XO will purchase wavelength services from Level 3 beginning with a $30 million purchase. XO will transfer certain transmission equipment it has purchased to Level 3, the value of which will be applied toward the purchase price of these services. Furthermore, XO will purchase transatlantic capacity per the original European agreement and give up certain previous contractual provisions including the tag-along rights for additional fibers in the North American network.

Results of Operations 2001 vs. 2000

First Quarter 2001 vs. First Quarter 2000

Revenue for the quarters ended March 31, is summarized as follows (in millions):

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            --------------------------
                                                                                   2001         2000
                                                                                 -------      -------
         Communictions....................................................       $   385       $   97
         Information Services.............................................            33           26
         Coal Mining......................................................            25           48
         Other ...........................................................             6            6
                                                                                  ------       ------
                                                                                  $  449       $  177
                                                                                  ======       ======

Communications revenue for the three months ended March 31, 2001 increased 297% compared to the same period in 2000. Included in total communications revenue of $385 million, was $193 million of services revenue and $155 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999. Also included in total communications revenue for the quarter was $37 million attributable to reciprocal compensation. Communications revenue for 2000 was comprised of $88 million of services revenue, $1 million of dark fiber revenue and $8 million of reciprocal compensation. The increase in service revenue was due to growth in both existing customers as well as new customer contracts. The increase in dark fiber revenue is attributable to the completion of several segments of the Company's intercity network during the first quarter of 2001. The increase in reciprocal compensation in 2001 is a result of the Company receiving regulatory approval from several states regarding its agreements with Verizon and SBC Communications. These agreements established a rate structure for transmission and switching services provided by one carrier to complete or carry traffic originating on another carrier's network. It is the Company's policy not to recognize revenue from these agreements until the relevant regulatory authorities approve the agreements.

Information services revenue, which is comprised of applications and outsourcing businesses, increased from $26 million in the three months ended March 31, 2000 to $33 million for the respective period in 2001. This $7 million increase is attributable to outsourcing revenue which increased to $21 million for the first quarter of 2001 from $14 million for the same period in 2000 primarily due to new long-term contracts signed in the last half of 2000. Cash Revenue is not intended to represent revenue under generally accepted accounting principles.

The communications business generated Cash Revenue of $657 million during the three months ended March 31, 2001. The Company defines Cash Revenue as communications revenue plus changes in cash deferred revenue during the respective period. Communications Cash Revenue reflects upfront cash received for dark fiber and other capacity sales that are recognized over the term of the contract under generally accepted accounting principles ("GAAP"). Cash deferred revenue for the communications business for the period increased $242 million compared to the same period in 2000. This increase is a result of growth in both services provided to existing customers as well as new customer contracts. Communications Cash Revenue was $127 for the three months ended March 31, 2000.

Coal mining revenue decreased $23 million in the first quarter of 2001 compared to the same period in 2000. The decrease in revenue is primarily attributable to the expiration of long-term coal contracts with Commonwealth Edison and the sale of the Company's interest in Walnut Creek Mining Company in September 2000. These decreases were partially offset by increased spot coal sales.

Other revenue for the period was comparable to 2000 and is primarily attributable to California Private Transportation Company, L.P. ("CPTC") the owner-operator of the SR91 tollroad in southern California.

Cost of Revenue for the first quarter 2001 was $268 million, representing a 106% increase over first quarter 2000 cost of revenue of $130 million. This increase is a result of the expanding communications business. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 95% during the quarter ended March 31, 2000 to 58% during the same period of 2001. This decrease can be attributed to the migration of customer traffic from a leased network to the Company's own operational network. Additionally, the decrease can be attributed to the increase in dark fiber sales from $1 million in the first quarter of 2000 to $155 million for the current period. The cost of revenue for the information services businesses, as a percentage of its revenue, was 82% for the first quarter of 2001 a slight increase from the same period in 2000. The cost of revenue for the coal mining business, as a percentage of revenue, was 64% for the first quarter of 2001 up from 40% for the same period in 2000. This increase can be attributed to the expiration of high margin long-term coal contracts and the increase in lower margin spot coal sales.

Depreciation and Amortization expenses for the quarter were $239 million, a 172% increase from the first quarter 2000 depreciation and amortization expenses of $88 million. This increase is a direct result of the communications assets placed in service in the latter half of 2000 and during the three months ended March 31, 2001, including gateways, local networks and intercity segments.

Selling, General and Administrative expenses were $372 million in the three months ended March 31, 2001, a 58% increase over first quarter 2000. This increase is primarily a result of the Company's addition of 1,200 employees hired since the end of first quarter 2000. Compensation costs increased substantially due to the additional employees. Additionally, the Company recorded a one-time charge of approximately $10 million during the first quarter of 2001 related to a workforce realignment and reduction. The Company also recorded $77 million in non-cash compensation for the first quarter 2001 for expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock based compensation programs; $48 million of non-cash compensation was recorded for the same period in 2000. The increase in non-cash compensation is predominantly due to an increase in the number of employees and the C-OSOs granted in September and December of 2000. Costs attributable to the communications business such as rent, software and hardware maintenance and license fees also contributed to the higher selling, general and administrative expenses. Selling, general and administrative costs for the remainder of 2001 are not expected to increase significantly from the first quarter 2001 levels.

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and in-process research and development charges) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA improved to a loss of $114 million in the first quarter of 2001 from a $141 million loss for the same period in 2000. This improvement was predominantly due to the higher margins earned by the communications business.

Adjusted EBITDA, as defined by the Company, is EBITDA as defined above plus the change in cash deferred revenue and excluding the non-cash cost of goods sold associated with certain capacity sales and dark fiber contracts. For the three months ended March 31, 2001, Adjusted EBITDA was $240 million compared to $96 million for the same period in 2000. This increase can be attributed to an increase in cash deferred revenue and non-cash cost of goods sold related to transoceanic and dark fiber transactions of $354 million.

EBITDA and Adjusted EBITDA are not intended to represent operating cash flow for the periods indicated and are not GAAP. See Consolidated Condensed Statement of Cash Flows.

Interest Income was $61 million for the first quarter of 2001 which is consistent with the same period in 2000. The Company derives interest income from cash, cash equivalents and marketable securities balances. Pending utilization of the cash, cash equivalents and marketable securities, the Company invests the funds primarily in government and government agency securities. The investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Company's business plan.

Interest Expense, net increased by $88 million to $138 million during the first quarter of 2001. Interest expense increased substantially due to the debt offerings completed in late February 2000, the commercial mortgages entered into the latter half of 2000 and the additional credit facility draws in the first quarter of 2001. The amortization of the related debt issuance costs also contributed to the increased interest expense in 2001. Additionally, the increase can be attributed to a decrease in the amount of interest capitalized in the first quarter of 2001 as compared to the same period in 2000. The Company completed a significant portion of the network by the end of 2000, therefore reducing the amount of interest capitalization. Capitalized interest was $67 million in the first quarter of 2000 and $43 million in the first quarter of 2001.

Equity in Losses of Unconsolidated Subsidiaries was $2 million in the first quarter of 2001, compared to $55 million for the same period in 2000. The equity losses in 2000 are predominantly attributable to RCN Corporation, Inc.
("RCN"). RCN is a facilities-based provider of communications services to the residential markets primarily on the East and West coasts as well as in Chicago and the largest regional Internet service provider in the Northeast. RCN is incurring significant costs in developing its business plan. The Company's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN during the fourth quarter of 2000. Level 3 does not have additional financial commitments to RCN; therefore it can only recognize equity losses equal to its investment in RCN. The Company will not record any equity in RCN's future profits, if any, until unrecorded equity losses have been offset. Since RCN did not become profitable in the first quarter of 2001, the Company did not record any previously unrecorded losses attributable to RCN. Additionally, the Company recorded $1 million of equity earnings and $2 million of equity losses for the periods ended March 31, 2000 and 2001 respectively related to the investment in Commonwealth Telephone Enterprises, Inc.

Gain on Equity Investee Stock Transactions was $38 million for the three months ended March 31, 2000. Specifically, RCN issued stock for certain transactions, which diluted the Company's ownership interest. The $38 million pre-tax gain resulted from the increase in the Company's proportionate share of RCN's net assets related to these transactions. The Company did not record any gains on equity investee stock transactions in the first quarter of 2001.

Other, net decreased to a $26 million loss in the first quarter of 2001 from zero in the same period of 2000. The decrease is primarily attributable to the first quarter loss from other-than temporary changes in the value of investments of $28 million. Additionally, the Company recorded a loss of $15 million in the first quarter of 2001 related to the write-down of assets held for sale. These losses were partially offset by the $14 million first quarter 2001 income from realized gains from the sale of marketable securities denominated in foreign currencies.

Income Tax Benefit for the first quarter of 2001 was zero as a result of the Company exhausting the taxable income in the carryback period in 2000, and that it is unable to determine when the tax benefits attributable to the net operating losses will be realizable. The tax benefit for 2000 differs from the statutory rate due to the limited availability of taxable income in the carryback period for which current year losses can be offset. In 2000, Level 3 recognized a portion of the expected annual benefit equal to the ratio of pre-tax loss for the period to the total estimated loss for the year.

Financial Condition--March 31, 2001

The Company's working capital decreased from $3.1 billion at December 31, 2000 to $2.8 billion at March 31, 2001 due primarily to the use of available funds for selling, general and administrative expenses, and in construction of the Level 3 network partially offset by proceeds from the Senior Secured Credit Facility borrowings.

Cash provided by operations increased from $138 million in the first quarter of 2000 to $292 million in the same period of 2001. Changes in components of working capital, which are primarily responsible for the increase in cash provided by operations include, a $310 million increase in payments for dark fiber transactions for which revenue will be deferred. These increases were offset by a $203 million decrease over the period ended March 31, 2000 in federal income tax refunds received.

Investing activities include using the proceeds from the first quarter Senior Secured Credit Facility draws and cash on hand to purchase $1.1 billion of marketable securities and complete approximately $1.2 billion of capital expenditures, primarily for the expanding communications business. The Company also realized $1.6 billion of proceeds from the sales and maturities of marketable securities.

Financing sources in 2001 consisted primarily of the net proceeds of $636 million from the first quarter 2001 Senior Secured Credit Facility draws. The Company also repaid long-term debt of $2 million during the three months ended March 31, 2001 primarily attributable to capitalized leases and non-recourse debt at CPTC.

Liquidity and Capital Resources

Since late 1997, the Company has substantially increased the emphasis it places on and the resources devoted to its communications and information services business. The Company is a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created, through a combination of construction, purchase and leasing of facilities and other assets, an advanced, international, end-to-end, facilities-based communications network. The Company has designed its network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

The continued development of the communications and information service businesses will require significant capital expenditures, a substantial portion of which will be incurred before any significant related revenues are expected to be realized. These expenditures, together with the associated early operating expenses, may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-
out schedule are reasonable, the actual construction costs or the timing of the expenditures may deviate from current estimates. The Company's capital expenditures in connection with its business plan were approximately $1.2 billion during the first quarter of 2001. The majority of the spending was for construction of the U.S. and European intercity networks, certain local networks in the U.S. and Europe, and the transoceanic cable network. Through March 31, 2001, the total cost of the Level 3 network by region, including intercity and metropolitan networks, optronic and other transmission equipment, transmission facilities including gateway facilities and the regions allocated portion of undersea cables was $8.2 billion for North America, $1.7 billion for Europe and $0.3 billion for Asia. Total capital expenditures for 2001 are expected to be approximately $3.3 to $3.4 billion. The proceeds received from the February 2000 debt and equity offerings, the 2001 Senior Secured Credit Facility borrowings and combined with the cash and marketable securities already on hand and the undrawn commitments of $650 million at March 31, 2001 under the expanded Senior Secured Credit Facility, provided Level 3 with approximately $4.5 billion of funds available at the end of the first quarter 2001. The Company's current liquidity, cash flows from committed contracts for communications services and dark fiber IRUs and anticipated future cash flows from operations should be sufficient to fund the currently committed portions of the business plan.

In January 2000,  the Company  announced that it was expanding the scope of its business plan to include a significant increase in the amount of colocation space available to the Company's communications intensive customers, and additional local fiber facilities. The Company currently estimates that the implementation of the business plan from its inception through free cash flow breakeven will require approximately $13 billion to $14 billion on a culumulative basis. The Company also currently estimates that its operations will reach free cash flow breakeven in late 2003. The Company's successful debt and equity offerings in February 2000 have given the Company the ability to implement the committed portions of the business plan. However, if additional opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan, the Company filed a "universal" shelf for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depositary shares. This shelf filing, in combination with the remaining availability under the existing universal shelf registration statement, will allow Level 3 to offer an aggregate of up to $3.156 billion of additional securities to fund its business plan.

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

Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to interest rate risk increased due to the $1.375 billion Senior Secured Credit Facility entered into by the Company in September 1999, the additional $400 million added to the Senior Secured Credit Facility during the first quarter of 2001 and the commercial mortgages entered into in

     2000. As of March 31, 2001, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $233 million under the commercial mortgages. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages. The weighted average interest rate based on outstanding amounts under these variable rate instruments of $1.358 billion at March 31, 2001, was approximately 8.6%. A hypothetical increase in the variable portion of the weighted average rate by 1%(i.e. a weighted average rate of 9.6%), would increase annual interest expense of the Company by approximately $14 million. In an effort to reduce the risk of increased interest rates related to the Lehman commercial mortgage, in January 2001 the Company entered into an interest rate cap agreement. The terms of the agreement provide that the net interest expense related to the Lehman commercial mortgage will not exceed 8% plus the original spread. The agreement therefore caps the LIBOR portion of the interest rate at 8%. At March 31, 2001, the Company had $6.6 billion of fixed rate debt bearing interest ranging from 6% to 12.875%. A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements that prohibit prepayment of the debt or require the company to repurchase the debt at specified premiums. The Company continues to evaluate alternatives to limit interest rate risk.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments was approximately $527 million at March 31, 2001, which is significantly higher than their carrying value of $104 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $105 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company's Business Plan includes developing and constructing networks in Europe and Asia. As of March 31, 2001, the Company had invested significant amounts of capital in both regions and will continue to expand its presence in Europe and Asia throughout 2001. The Company issued (euro)800 million in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries. Due to the historically low exchange rates involving the U.S. Dollar and the Euro during the fourth quarter of 2000, Level 3 elected to set aside, and continues to hold, the remaining Euros received from the debt offerings and purchase on the spot market the Euros required to fund its current European investing and operating activities. Other than the issuance of the Euro denominated debt and the purchase of the Euros on the spot market, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

     None.

(b) On February 5, 2001, the Company filed a Current Report on Form 8-K , containing excerpts from a conference hosted by the Company on January 29, 2001, entitled "Silicon Economics III: Breaking Away Who Wins, Who Loses, And Why."

     On March 22, 2001, the Company filed a Current Report on Form 8-K related to disclosure under Regulation FD and summarizing disclosures provided by James Q. Crowe, chief executive officer, and Sureel A. Choksi, chief financial officer, from a March 22, 2001 conference call which discussed the details of the closing of a $400 million incremental secured bank facility.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                LEVEL 3 COMMUNICATIONS, INC.


Dated: May 3, 2001                              /s/ Eric J. Mortensen
                                                ------------------------------
                                                Eric J. Mortensen
                                                Vice President, Controller
                                                and Principal Accounting Officer