Form 10-Q
period 2001-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2001-08-10
CIK 794323

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of each class of the issuer's common stock, as of July 31, 2001:

                         Common Stock 368,266,866 shares

                                                                          Page


                         Part I - Financial Information

Item 1.  Unaudited Financial Statements:

         Consolidated Condensed Statements of Operations                      2
         Consolidated Condensed Balance Sheets                                3
         Consolidated Statements of Cash Flows                                5
         Consolidated Statement of Changes in Stockholders' Equity            6
         Consolidated Statements of Comprehensive Loss                        7
         Notes to Consolidated Condensed Financial Statements                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         25

                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                 34

Item 6.  Exhibits and Reports on Form 8-K                                    34

Signatures                                                                   35

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
(dollars in millions, except per share data)                          2001       2000          2001        2000
                                                                      ----       ----          ----        ----

Revenue.........................................................      $ 389      $ 234        $ 838       $ 411
Costs and Expenses:
     Cost of revenue............................................        211        154          479         284
     Depreciation and amortization..............................        329        139          568         227
     Selling, general and administrative........................        345        249          707         485
     Restructuring charges......................................         40         --           50          --
     Impairments................................................         61         --           61          --
                                                                      -----      -----        -----       -----
Total Costs and Expenses........................................        986        542        1,865         996
                                                                      -----      -----        -----       -----

Loss from Operations............................................       (597)      (308)      (1,027)       (585)

Other Income (Expense):
     Interest income............................................         47        104          108         168
     Interest expense, net......................................       (174)       (81)        (312)       (131)
     Equity in earnings (losses) of
        unconsolidated subsidiaries, net........................          4        (61)           2        (116)
     Gain on equity investee stock transactions.................         --         57           --          95
     Other, net.................................................        (11)        (3)         (37)         (3)
                                                                      -----      -----        -----       -----
Total Other Income (Expense)....................................       (134)        16         (239)         13
                                                                      -----      -----        -----       -----

Loss Before Income Taxes........................................       (731)      (292)      (1,266)       (572)

Income Tax Benefit..............................................         --         11           --          20
                                                                      -----      -----        -----       -----

Net Loss........................................................     $ (731)   $  (281)    $ (1,266)     $ (552)
                                                                     ======    =======     ========      ======

Net Loss Per Share (Basic and Diluted)..........................    $ (1.99)   $ (0.77)     $ (3.44)    $ (1.54)
                                                                    =======    =======      =======     =======

Total Number of Weighted Average Shares
     Outstanding Used to Compute Basic and
     Diluted Loss Per Share (in thousands)......................     368,211     365,916      368,012     358,008
                                                                     =======     =======      =======     =======


     See accompanying notes to consolidated condensed financial statements.



                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                          June 30,      December 31,
(dollars in millions, except per share data)                                                 2001            2000
                                                                                             ----            ----

Assets
Current Assets:
     Cash and cash equivalents......................................................        $ 1,418         $ 1,265
     Marketable securities..........................................................          1,743           2,742
     Restricted securities..........................................................            148             219
     Receivables, less allowances for doubtful accounts
         of $34 and $33, respectively...............................................            484             617
     Recoverable income taxes.......................................................             25              67
     Other..........................................................................             78             135
                                                                                            -------         -------
Total Current Assets................................................................          3,896           5,045

Net Property, Plant and Equipment...................................................         10,480           9,383

Investments.........................................................................            111             146

Other Assets, net...................................................................            401             345
                                                                                            -------         -------

                                                                                           $ 14,888        $ 14,919
                                                                                           ========        ========


     See accompanying notes to consolidated condensed financial statements.


                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                       June 30,       December 31,
(dollars in millions, except per share data)                                             2001             2000
                                                                                         ----             ----

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable.............................................................       $ 1,341         $ 1,486
     Current portion of long-term debt............................................             9               7
     Accrued payroll and employee benefits........................................           114              90
     Accrued interest.............................................................           124             124
     Deferred revenue.............................................................            87              68
     Restructuring liability.....................................................             39              --
     Other........................................................................           174             147
                                                                                           -----           -----
Total Current Liabilities.........................................................         1,888           1,922

Long-Term Debt, less current portion..............................................         7,959           7,318

Deferred Revenue..................................................................         1,168             652

Accrued Reclamation Costs.........................................................            94              94

Other Liabilities.................................................................           394             384

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, authorized 10,000,000 shares: no
         shares outstanding.......................................................            --              --
     Common stock:
         Common stock, $.01 par value, authorized 1,500,000,000 shares:
              368,249,281 outstanding in 2001 and 367,599,870
              outstanding in 2000................................................             4                4
         Class R, $.01 par value, authorized 8,500,000 shares: no
              shares outstanding..................................................           --               --
     Additional paid-in capital...................................................         5,336            5,167
     Accumulated other comprehensive loss.........................................          (140)             (73)
     Accumulated deficit..........................................................        (1,815)            (549)
                                                                                           -----            -----
Total Stockholders' Equity........................................................         3,385            4,549
                                                                                           -----            -----
                                                                                        $ 14,888         $ 14,919
                                                                                        ========         ========


     See accompanying notes to consolidated condensed financial statements.


                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                                Six Months Ended
                                                                                                      June 30,
(dollars in millions)                                                                             2001       2000
                                                                                                  ----       ----

Cash Flows from Operating Activities:
 Net Loss....................................................................................    $(1,266)     $ (552)
 Adjustments to reconcile net loss to net cash provided by operating activities:
     Equity earning (losses), net............................................................         (2)        115
     Depreciation and amortization...........................................................        568         228
     Dark fiber cost of revenue..............................................................        131          17
     Amortization of debt issuance costs.....................................................         14          10
     (Gain) loss on sale of assets...........................................................        (13)          1
     Compensation expense attributable to stock awards.......................................        162          97
     Impairments.............................................................................         98          --
     Gain on equity investee stock transactions..............................................         --         (95)
     Amortization of discounts on marketable securities......................................         --         (17)
     Federal income tax refunds..............................................................         43         245
     Deferred revenue........................................................................        516         215
     Deposits................................................................................         50        (148)
     Accrued interest on long-term debt......................................................         59          87
     Changes in working capital items:
       Receivables...........................................................................        114         (99)
       Other assets..........................................................................          4         (22)
       Payables..............................................................................        (82)        354
       Other liabilities.....................................................................         53          48
     Other                                                                                           (47)        (17)
                                                                                                   -----       -----
Net Cash Provided by Operating Activities....................................................        402         467


Cash Flows from Investing Activities:
     Proceeds from sales and maturities of marketable securities.............................      2,120       3,413
     Purchases of marketable securities......................................................     (1,112)     (5,888)
     Decrease (increase) in restricted securities............................................         70          (4)
     Capital expenditures....................................................................     (1,952)     (3,038)
     Other                                                                                            17          (1)
                                                                                                   -----       -----
Net Cash Used in Investing Activities........................................................       (857)     (5,518)

Cash Flows from Financing Activities:
     Long-term debt borrowings, net of issuance costs........................................        636       3,088
     Payments on long-term debt, including current portion...................................         (3)         (3)
     Issuances of common stock, net of issuance costs........................................         --       2,407
     Other...................................................................................         11          12
                                                                                                   -----       -----
Net Cash Provided by Financing Activities....................................................        644       5,504

Effect of Exchange Rates on Cash and Cash Equivalents........................................        (36)        (19)
                                                                                                   -----       -----

Net Change in Cash and Cash Equivalents......................................................        153         434

Cash and Cash Equivalents at Beginning of Period.............................................      1,265       1,214
                                                                                                   -----       -----

Cash and Cash Equivalents at End of Period...................................................    $ 1,418     $ 1,648
                                                                                                 =======     =======


     See accompanying notes to consolidated condensed financial statements.


                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 2001
                                   (unaudited)


                                                                   Accumulated
                                                        Additional       Other
                                             Common     Paid-in      Comprehensive    Accumulated
(dollars in millions)                        Stock      Capital          Loss           Deficit      Total
Balances at December 31, 2000...........      $   4     $  5,167       $   (73)       $  (549)     $  4,549

Common Stock:
     Stock options exercised............        --             2            --             --             2
     Stock plan grants..................        --           162            --             --           162
     Shareworks plan grants.............        --             5            --             --             5

Net Loss................................        --            --            --          (1,266)      (1,266)

Other Comprehensive Loss................        --            --            (67)           --           (67)
                                             -----         -----          -----          -----        -----

Balances at June 30, 2001...............      $   4     $  5,336        $  (140)      $ (1,815)     $  3,385
                                            =======     ========        =======       ========      ========

     See accompanying notes to consolidated condensed financial statements.


                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                                   (unaudited)


                                                                    Three Months Ended         Six Months Ended
                                                                       June 30,                  June 30,
(dollars in millions)                                                2001         2000         2001          2000
                                                                     ----         ----         ----          ----


Net Loss......................................................      $ (731)      $ (281)      $(1,266)      $ (552)

Other Comprehensive Loss Before Tax:
     Foreign currency translation losses......................         (28)         (28)          (69)         (47)
     Unrealized holding gains (losses) arising during
         period...............................................          (2)          --             2           (3)
     Reclassification adjustment for gains included
         in net loss..........................................          --           --            --           --
                                                                      -----        -----         -----        -----

Other Comprehensive Loss Before Tax...........................         (30)         (28)          (67)         (50)

Income Tax Benefit Related to Items of Other
     Comprehensive Loss.......................................          --           --            --           --
                                                                      -----        -----         -----        -----

Other Comprehensive Loss Net of Taxes.........................         (30)         (28)          (67)         (50)
                                                                      -----        -----         -----        -----

Comprehensive Loss............................................      $ (761)      $ (309)      $(1,333)      $ (602)
                                                                     ======       ======       =======       ======


     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARES

              Notes to Consolidated Condensed Financial Statements


1.    Summary of Significant Accounting Policies

     The consolidated condensed financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") in which it has control, which are engaged in enterprises primarily related to communications, information services, and coal mining. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. Investments in other companies in which the Company owns less than fifty-percent of the voting stock, but exercises significant influence over operating and financial policies, are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

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

     Accounting practice and guidance with respect to the accounting treatment of the above transactions is evolving. Any changes in the accounting treatment could affect the manner in which the Company accounts for revenue and expenses associated with sub-sea IRU agreements in the future.

     In 2000, Level 3 utilized a portion of its accumulated net operating tax losses to offset prior year taxable income. The remaining net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against the entire balance of net deferred tax assets as the Company is unable to conclude under relevant accounting standards that it is more likely than not that net operating losses will be realizable.

     In June 2001, the FASB approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, beginning in the first quarter of 2002.

     The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

     Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.


2.    Loss Per Share

     Basic loss per share amounts have been computed using the weighted average number of shares during each period. The Company had a net loss for the three and six month periods ended June 30, 2001 and 2000. Therefore, the dilutive impact of the approximate 19 million shares attributable to the Company's convertible subordinated notes, and the approximate 33 million options and warrants outstanding at June 30, 2001 and approximate 19 million shares attributable to the Company's convertible subordinated notes and approximate 21 million options and warrants outstanding at June 30, 2000 have not been included in the computation of diluted loss per share because the resulting computation would have been anti-dilutive.


3.    Restructuring and Impairment Charges

     On June 18, 2001, the Company announced that due to the duration and severity of the economic slowdown for the telecommunications industry, it was reducing its revenue and EBITDA forecasts for 2001 and 2002. In conjunction with this revised revenue outlook, the Company also announced that it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy recovers. As a result of this action, the Company is reducing its global work force by approximately 1,400 employees, primarily in the communications business. A restructuring charge of approximately $40 million was recorded in the second quarter of 2001, of which $35 million related to staff reduction and related costs and $5 million to real estate lease termination costs. The Company had previously recorded a $10 million charge for a workforce realignment action taken in the first quarter. In total, the Company has paid $11 million in severance and related fringe benefit costs as of June 30, 2001 for both of these actions. The remaining cash expenditures relating to the workforce reduction and the lease terminations are expected to be substantially paid by the end of 2001.

     The capital reprioritization discussed above resulted in certain telecommunications assets being identified as excess or impaired. As a result, the Company recorded a non-cash impairment charge of $61 million, representing the excess of the carrying value over the fair value of these assets. The fair value of the excess equipment was based on recent cash sales of similar equipment. The impaired assets were written-off, as the Company does not expect to utilize them to generate future cash flows.

4.    Marketable Securities

     At June 30, 2001 and December 31, 2000, marketable securities consisted of the following:

                                                                                      June 30,         December 31,
(dollars in millions)                                                                   2001             2000
                                                                                        ----             ----

U.S. Treasury Securities .........................................................     $1,743           $2,538
Commercial Paper..................................................................        --               204
                                                                                        -----            -----

                                                                                       $1,743           $2,742
                                                                                       ======           ======


5.    Receivables

     Receivables at June 30, 2001 and December 31, 2000 were as follows:

                                                         Information
(dollars in millions)                 Communications      Services         Coal           Other          Total
June 30, 2001
Accounts Receivable - Trade:
       Services....................           $  174          $  23          $  10          $   1         $  208
       Dark Fiber..................               50            --             --             --              50
Joint Build Costs..................              204            --             --             --             204
Other Receivables..................               56            --             --             --              56
Allowance for Doubtful
        Accounts...................              (31)            (3)           --             --             (34)
                                               -----          -----          -----          -----           -----
                                              $  453          $  20          $  10          $   1         $  484
                                              ======          =====          =====          =====         ======

December 31, 2000
Accounts Receivable - Trade:
       Services....................           $  147          $  26          $  19          $   1         $  193
       Dark Fiber..................              161            --             --             --             161
Joint Build Costs..................              247            --             --             --             247
Other Receivables..................               49            --             --             --              49
Allowance for Doubtful
        Accounts...................              (29)            (4)           --             --             (33)
                                               -----          -----         -----           -----          -----
                                              $  575          $  22          $  19          $   1         $  617
                                              ======          =====          =====          =====         ======


     Joint build receivables primarily relate to costs incurred by the Company for construction of network assets in which Level 3 is partnering with other companies. Generally, under these types of agreements, the sponsoring partner will initially incur all of the construction costs and subsequently bill the other party as certain construction milestones are accomplished. Joint build receivables at June 30, 2001 and December 31, 2000 include $72 million and $90 million, respectively, attributable to FLAG Telecom Limited for its share of the costs of the Northern Asia submarine cable system.

6.   Property, Plant and Equipment, net

Construction-in-Progress

     The Company continues to construct its communications network. Costs associated directly with the uncompleted network, including employee related costs, are capitalized, and interest expense incurred during construction is capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction (Note 9). Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

     The Company continues to develop business support systems required for its business plan. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project, and interest costs incurred when developing the business support systems are capitalized. Upon completion of a project, the total cost of the business support system is amortized over a useful life of three years.

     Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.


                                                                                    Accumulated         Book
(dollars in millions)                                                   Cost       Depreciation         Value

June 30, 2001
Land and Mineral Properties......................................       $  222         $  (12)           $  210
Facility and Leasehold Improvements
     Communications..............................................        1,921            (95)            1,826
     Information Services........................................           25             (4)               21
     Coal Mining.................................................           67            (64)                3
     CPTC........................................................           92            (13)               79
Network Infrastructure...........................................        4,923           (207)            4,716
Operating Equipment
     Communications..............................................        2,166           (809)            1,357
     Information Services........................................           61            (31)               30
     Coal Mining.................................................           82            (73)                9
     CPTC........................................................           17            (10)                7
Network Construction Equipment...................................          121            (29)               92
Furniture, Fixtures and Office Equipment.........................          154            (60)               94
Construction-in-Progress.........................................        2,036             --             2,036
                                                                         -----           -----            -----
                                                                       $11,887       $ (1,407)          $10,480
                                                                       =======        ========          =======


                                                                                    Accumulated         Book
(dollars in millions)                                                   Cost       Depreciation         Value

December 31, 2000
Land and Mineral Properties......................................       $  166         $  (11)           $  155
Facility and Leasehold Improvements
     Communications..............................................        1,384            (53)            1,331
     Information Services........................................           25             (4)               21
     Coal Mining.................................................           68            (64)                4
     CPTC........................................................           92            (12)               80
Network Infrastructure...........................................        3,400            (43)            3,357
Operating Equipment
     Communications..............................................        1,584           (555)            1,029
     Information Services........................................           50            (26)               24
     Coal Mining.................................................           93            (85)                8
     CPTC........................................................           17             (9)                8
Network Construction Equipment...................................          139            (27)              112
Furniture, Fixtures and Office Equipment.........................          150            (45)              105
Construction-in-Progress.........................................        3,149             --             3,149
                                                                         -----           -----            -----
                                                                       $10,317        $  (934)          $ 9,383
                                                                       =======         =======          =======


     It is the Company's policy to review the carrying amount of long lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The determination of any impairment includes a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining useful life of the asset to the net carrying value of the asset.

     Due to the current economic conditions in the telecommunications industry and previously discussed reductions in the Company's estimated short-term revenue, the Company performed an impairment review in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to determine whether its telecommunications network required any write down to fair value. No financial statement adjustments were required as a result of the analysis. The Company will continue to monitor expected cash flows from the telecommunications business and the carrying value of its network to determine if future impairments are necessary.

7.    Investments

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

     On June 30, 2001, Level 3 owned approximately 27% and 46% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $146 million and $452 million, respectively, on June 30, 2001.

     During the fourth quarter of 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. If RCN becomes profitable, Level 3 will not record its equity in RCN's earnings until unrecorded equity in losses have been offset. The Company's investment in RCN, including goodwill, was zero at June 30, 2001 and December 31, 2000. The Company did not recognize an estimated $197 million and $276 million of additional equity losses attributable to RCN for the three and six months ended June 30, 2001, respectively, bringing the total amount of estimated suspended equity losses to approximately $296 million at June 30, 2001.

     The Company recognizes gains from the sale, issuance and repurchase of stock by its equity method investees in its statements of operations. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $57 million and $95 million for the Company for the three and six months ended June 30, 2000, respectively. The Company does not expect to recognize future gains on RCN stock activity until the Company recognizes suspended equity losses.

     The following is summarized financial information of RCN for the three and six months ended June 30, 2001 and 2000, and as of June 30, 2001 and December 31, 2000 (dollars in millions).


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,

                                                          2001            2000           2001           2000
Operations:
RCN Corporation:
     Revenue ........................................    $ 111          $  79          $ 217           $ 150
     Net loss available to common shareholders.......     (677)          (208)          (935)           (362)


Level 3's Share:
     Net loss........................................    $  --            (63)          $ --            (119)
     Goodwill amortization...........................       --             --             --              (1)
                                                         -----           -----         -----           -----
                                                         $  --          $ (63)          $ --           $(120)
                                                         =====           =====         =====           =====


                                                                                    June 30,        December 31,
                                                                                      2001             2000
                                                                                      ----             ----
Financial Position:
Current Assets..................................................................      $ 1,244           $ 1,854
Other Assets ...................................................................        2,678             2,922
                                                                                        -----             -----
     Total assets...............................................................        3,922             4,776

Current Liabilities.............................................................          394               531
Other Liabilities...............................................................        2,366             2,284
Minority Interest...............................................................           61                75
Preferred Stock.................................................................        2,065             1,991
                                                                                        -----             -----
     Total liabilities and preferred stock......................................        4,886             4,881
                                                                                        -----             -----
          Common equity.........................................................      $  (964)          $  (105)
                                                                                      =======           =======

Level 3's Investment:
     Equity in net assets.......................................................      $    --           $    --
     Goodwill...................................................................           --                --
                                                                                        -----             -----
                                                                                      $    --           $    --
                                                                                      =======           =======

     The Company's investment in Commonwealth Telephone, including goodwill, was $107 million and $105 million at June 30, 2001 and December 31, 2000, respectively.

     The Company has made investments in certain public and private early stage IP centric entities in connection with those entities agreeing to purchase various services from the Company. The Company records these transactions as investments and deferred revenue. The value of the investment and deferred revenue is equal to the estimated fair value of the securities at the time of the transaction or the value of the services to be provided, whichever is more readily determinable. Level 3 closely monitors the success of these investees in executing their business plans. For those companies that are publicly traded, Level 3 also monitors current and historical market values of the investee as it compares to the carrying value of the investment. The Company recorded a charge of $9 million and $37 million during the three and six months ended June 30, 2001, respectively, for an other-than temporary decline in the value of such investments which is included in Other, net on the consolidated condensed statements of operations. If any of the privately held investments become publicly-traded and meet the criteria for "available-for-sale" securities pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," they will be accounted for accordingly. Otherwise, future appreciation will be recognized only upon sale or other disposition of these securities. After the $9 million charge recorded in the second quarter, the carrying amount of the investments was zero. The carrying amount of the investments was $37 million at December 31, 2000. The Company recognized revenue of approximately $2 million and $10 million for services related to this program for the three and six months ended June 30, 2001, respectively. The Company recognized revenue of less than $1 million for services related to this program for the three and six months ended June 30, 2000.


8.    Other Assets, net

     At June 30, 2001 and December 31, 2000 other assets consisted of the following:

                                                                                      June 30,      December 31,
(dollars in millions)                                                                   2001            2000
                                                                                        ----            ----
     Debt Issuance Costs, net...................................................          $158           $161
     Goodwill, net of accumulated amortization of $130 and $102.................            40             68
     Deposits...................................................................            52             53
     Prepaid Network Assets.....................................................            32             35
     Deferred Network Costs.....................................................            37             --
     Assets Held for Sale, net..................................................            50             --
     CPTC Deferred Development and Financing Costs..............................            13             14
     Other......................................................................            19             14
                                                                                         -----          -----
                                                                                          $401           $345
                                                                                          ====           ====


     Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $6 million and $28 million for the three and six months ended June 30, 2001. Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $9 million and $19 million for the three and six months ended June 30, 2000, respectively.

     Assets held for sale include certain corporate facilities that the Company has elected to dispose. The Company recorded an impairment charge in depreciation expense of $35 million in the second quarter representing the difference between the carrying value and market value of these facilities, as determined by a commercial real estate broker. Also included in assets held for sale is certain telecommunications equipment identified as excess due to the Company's decision in June 2001 to reprioritize its capital expenditures.

9.    Long-Term Debt

At June 30, 2001 and December 31, 2000, long-term debt was as follows:


                                                                                     June 30,      December 31,
(dollars in millions)                                                                    2001          2000
                                                                                         ----          ----

     Senior Notes (9.125% due 2008)..............................................       $2,000         $2,000
     Senior Notes (11% due 2008).................................................          800            800
     Senior Discount Notes (10.5% due 2008)......................................          651            619
     Senior Euro Notes (10.75% due 2008).........................................          422            465
     Senior Discount Notes (12.875% due 2010)....................................          425            399
     Senior Euro Notes (11.25% due 2010).........................................          253            279
     Senior Notes (11.25% due 2010)..............................................          250            250
     Senior Secured Credit Facility:
         Term Loan Facility:
              Tranche A (6.77% due 2007).........................................          450            200
              Tranche B (7.77% due 2008).........................................          275            275
              Tranche C (7.75% due 2008).........................................          400             --
     Commercial Mortgage:
         GMAC (6.46% due 2003)...................................................          120            120
         Lehman (7.97% due 2001-2004)............................................          113            113
     Convertible Subordinated Notes (6.0% due 2010)..............................          863            863
     Convertible Subordinated Notes (6.0% due 2009)..............................          823            823
     CPTC Long-term Debt (with recourse only to CPTC):
         (7.6%-9.5% due 2004 -2017)..............................................          115            115
     Other ......................................................................           8              4
                                                                                         -----          -----
                                                                                         7,968          7,325
     Less current portion........................................................           (9)            (7)
                                                                                         -----          -----
                                                                                        $7,959         $7,318
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

     Tranche C of the term loan facility amortizes in consecutive quarterly payments beginning on June 30, 2004, commencing at $1 million per quarter and increasing to $97 million per quarter in 2007, with the final installment due January 30, 2008.

     The Senior Secured Credit Facility contains certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. Level 3 and certain Level 3 subsidiaries must also comply with specific financial and operational tests and maintain certain financial ratios. The Company believes it is in compliance with all such covenants at June 30, 2001. In addition to the original Senior Secured Credit Facility debt issuance costs, $14 million of debt issuance costs associated with tranche C were capitalized and are amortized as interest expense over the remaining term of the Senior Secured Credit Facility.

     The Senior Secured Credit Facility also contains a $650 million senior secured revolving credit facility. As of June 30, 2001, Level 3 had not borrowed any funds under this revolving facility. The availability of funds is contingent upon the continued compliance with the relevant debt covenants.

     In an effort to reduce the risk of increased interest rates related to the Lehman commercial mortgage, in January 2001 the Company entered into an interest rate cap agreement. The interest rate cap notional amount is $113 million and has a maturity date of January 31, 2004. The terms of the agreement provide that the net interest expense related to the Lehman commercial mortgage will not exceed 8% plus 400 basis points. The Company has elected not to account for this transaction as a hedge as permitted by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Upon inception of the agreement, the Company recorded an asset equal to the fair value of the interest rate cap of less than $1 million. For the three and six months ended June 30, 2001, the Company recorded, in the statement of operations, less than $1 million in losses related to the change in the fair value of the interest rate cap.

     The Company capitalized $14 million and $57 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three and six month periods ending June 30, 2001, respectively. Capitalized interest for the three and six months ended June 30, 2000 was $90 million and $157 million, respectively.

10.   Employee Benefit Plans

     The Company adopted the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in 1998. Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans". Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges may not be settled in cash, but rather, generally, are settled through issuance of common stock.

     The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award. The Company recognized a total of $85 million and $162 million of non-cash compensation for the three and six months ended June 30, 2001, respectively. In addition, the Company capitalized $5 million and $9 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the three and six months ended June 30, 2001, respectively.

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

Non-Qualified Stock Options and Warrants

     The Company granted warrants to purchase approximately 900,000 shares of common stock to consultants in 2001 for services to be provided. These warrants vest in equal quarterly installments over 33 months commencing in March 2001 with each portion expiring seven years from the vesting date. The exercise price of these warrants is $29. The fair value determined pursuant to SFAS No. 123 for these warrants at issuance was $14 million. The Company did not grant any nonqualified stock options ("NQSO") to employees during the three and six months ended June 30, 2001. The expense recognized for the three and six months ended June 30, 2001 for NQSOs and warrants outstanding at June 30, 2001 in accordance with SFAS No. 123 was $5 million and $11 million, respectively. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs for the three and six months ended June 30, 2001 related to NQSOs and warrants for employees directly involved in the construction of the network and the development of the business support systems. As of June 30, 2001, the Company had not reflected $16 million of unamortized compensation expense in its financial statements for NQSOs and warrants previously granted.

     The Company did not grant any NQSOs or warrants to employees during the six months ended June 30, 2000. The Company recognized $1 million and $2 million of expense for the three and six months ended June 30, 2000, respectively, for NQSOs and warrants outstanding at June 30, 2000. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs for the three and six months ended June 30, 2000.

Outperform Stock Option Plan

     In April 1998, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly participants' and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless Level 3's Common Stock outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index. To the extent that Level 3's common stock outperforms the S&P 500 Index, the value of OSOs to a holder may exceed the value of non-qualified stock options.

     OSO awards are made quarterly to eligible participants on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Awards granted prior to December 2000 typically have a two-year moratorium on exercise from the date of grant. As a result, once a participant is 100% vested in the grant, the two-year moratorium expires. Therefore, awards granted prior to December 2000 have an exercise window of two years. Level 3 granted 3.1 million OSOs to employees in December 2000. Included in the grant were 2.1 million OSOs that vest 25% after six months with the remaining 75% vesting after 18 months. These OSOs and all additional OSOs granted after March 31, 2001 are exercisable immediately upon vesting and have a four-year life.

     The fair value recognized under SFAS No. 123 for the approximately 6.9 million OSOs awarded to participants during the six months ended June 30, 2001 was approximately $161 million. The Company recognized $63 million and $115 million of compensation expense for the three and six months ended June 30, 2001, respectively, for OSOs granted since 1999. In addition to the expense recognized, $3 million and $5 million of non-cash compensation was capitalized for the three and six months ended June 30, 2001, respectively, for employees directly involved in the construction of the network and development of business support systems. As of June 30, 2001, the Company had not reflected $180 million of unamortized compensation expense in its financial statements for OSOs granted previously. The Company recognized $44 million and $87 million of expense for the three and six months ended June 30, 2000, respectively, for

OSOs outstanding at June 30, 2000. In addition to the expense recognized, the Company capitalized $2 million and $4 million of non-cash compensation for the three and six months ended June 30, 2000, respectively.

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

     The Company recognized $11 million and $26 million of compensation expense for the three and six months ended June 30, 2001, respectively for C-OSOs awarded in 2000. In addition to the expense recognized, $1 million and $2 million of non-cash compensation was capitalized for the three and six months ended June 30, 2001, respectively for employees directly involved in the construction of the network and development of business support systems. As of June 30, 2001, the Company had not reflected $72 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000.

Shareworks and Restricted Stock

     The Company recorded $6 million and $10 million of non-cash compensation expense for the three and six months ended June 30, 2001, respectively, related to the Shareworks and restricted stock programs. In addition to the expense recognized, $1 million of non-cash compensation was capitalized for the three and six months ended June 30, 2001 for employees directly involved in the construction of the network and development of business support systems. The non-cash compensation expense for the Shareworks and restricted stock programs was $4 million and $8 million for the three and six months ended June 30, 2000, respectively.

     As of June 30, 2001, the Company had not reflected unamortized compensation expense of $22 million for Shareworks and restricted stock granted in prior years in its financial statements.


11.   Industry and Segment Data

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

     EBITDA, as defined by the Company, consists of earnings (loss) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and impairments) and other non-operating income or expense. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods presented and is not recognized under Generally Accepted Accounting Principles ("GAAP").

     The information presented in the tables following includes information for three and six months ended June 30, 2001 and 2000 for all income statement and cash flow information presented, and as of June 30, 2001 and December 31, 2000 for all balance sheet information presented. Revenue and the related expenses are attributed to foreign countries based on where services are provided.

     Industry and geographic  segment  financial  information  follows.  Certain
prior  year   information   has  been   reclassified  to  conform  to  the  2001
presentation.

                                                     Information        Coal
(dollars in millions)              Communications     Services        Mining           Other            Total

Three Months Ended June 30, 2001
Revenue:
     North America...............          $   277     $    27        $    21        $     6            $    331
     Europe......................               51           4             --             --                  55
     Asia........................                3          --             --             --                   3
                                             -----       -----          -----          -----               -----
                                           $   331     $    31        $    21        $     6            $    389
                                           =======     =======        =======        =======            ========
EBITDA:
     North America...............          $   (98)    $     3        $     5        $     1            $    (89)
     Europe......................              (21)          1             --             --                 (20)
     Asia........................              (13)         --             --             --                 (13)
                                             -----       -----          -----          -----               -----
                                           $  (132)    $     4        $     5        $     1            $   (122)
                                           =======     =======        =======        =======            ========
Capital Expenditures:
     North America...............         $    713     $     5        $     1        $    --            $    719
     Europe......................               45          --             --             --                  45
     Asia........................                8          --             --             --                   8
                                              -----       -----         -----          -----               -----
                                          $    766      $    5        $     1        $    --            $    772
                                          ========      ======        =======         ======             ========
Depreciation and Amortization:
     North America...............         $    257     $     3        $    --        $     1            $    261
     Europe......................               62           1             --             --                  63
     Asia........................                5          --             --             --                   5
                                             -----       -----          -----          -----               -----
                                          $    324     $     4         $   --        $     1            $    329
                                          ========     =======         =======        =======            ========

     Industry and geographic  segment  financial  information  follows.  Certain
prior  year   information   has  been   reclassified  to  conform  to  the  2001
presentation.


                                                     Information        Coal
(dollars in millions)              Communications     Services        Mining           Other            Total

Six Months Ended June 30, 2001
Revenue:
     North America...............        $    633      $    56        $    46           $    12        $    747
     Europe......................              79            8                                               87
     Asia........................               4           --             --                --               4
                                            -----        -----          -----             -----           -----
                                         $    716      $    64        $    46           $    12        $    838
                                         ========      =======        =======           =======        ========
EBITDA:
     North America...............        $   (177)     $     4        $    12           $     4        $   (157)
     Europe......................             (57)           1             --                --             (56)
     Asia........................             (23)          --             --                --             (23)
                                            -----        -----          -----             -----           -----
                                         $   (257)     $     5         $   12           $     4        $   (236)
                                         ========      =======         ======           =======        ========

Capital Expenditures:
     North America...............        $   1,700     $    10         $    3           $   --        $   1,713
     Europe......................              151          --             --               --              151
     Asia........................               88          --             --               --               88
                                             -----       -----          -----            -----            -----
                                         $   1,939     $    10         $    3           $   --        $   1,952
                                         =========     =======         ======            =====         =========
Depreciation and Amortization:
     North America...............        $     446     $     6         $    1           $     3        $     456
     Europe......................              101           1             --                --              102
     Asia........................               10          --             --                --               10
                                             -----       -----          -----              -----           -----
                                         $     557     $     7         $    1           $     3        $     568
                                         =========     =======         ======           =======        =========


Three Months Ended June 30, 2000
Revenue:
     North America...............        $     141     $    24        $    48           $     5        $     218
     Europe......................               12           4             --                --               16
     Asia........................               --          --             --                --               --
                                             -----       -----          -----             -----            -----
                                         $     153     $    28        $    48           $     5        $     234
                                         =========     =======        =======           =======        =========
EBITDA:
     North America...............        $    (106)    $     2        $    21           $    (3)       $     (86)
     Europe......................              (26)          1             --                --              (25)
     Asia........................               (9)         --             --                --               (9)
                                             -----       -----          -----              -----           -----
                                          $   (141)    $     3        $    21           $    (3)       $    (120)
                                          ========     =======        =======           =======        ==========
Capital Expenditures:
     North America...............        $   1,248     $     2        $     4           $    --       $    1,254
     Europe......................              468          --             --                --              468
     Asia........................               30          --             --                --               30
                                             -----       -----          -----             -----            -----
                                         $   1,746     $     2        $     4           $    --        $   1,752
                                         =========     =======        =======           =======        =========
Depreciation and Amortization:
     North America...............        $     114     $     3        $     2           $    --        $     119
     Europe......................               19           1             --                --               20
     Asia........................               --          --             --                --               --
                                             -----       -----          -----             -----            -----
                                         $     133     $     4        $     2           $    --        $     139
                                         =========     =======        =======           =======        =========


                                                     Information        Coal
(dollars in millions)              Communications     Services        Mining           Other            Total

Six Months Ended June 30, 2000
Revenue:
     North America...............        $    225       $    48       $    96        $     11        $    380
     Europe......................              25             6            --              --              31
     Asia........................              --            --            --              --              --
                                            -----         -----         -----           -----           -----
                                         $    250       $    54       $    96        $     11        $    411
                                         ========       =======       =======        ========        ========
EBITDA:
     North America...............        $   (237)      $     3       $    43        $     (1)       $   (192)
     Europe......................             (57)            1            --              --             (56)
     Asia........................             (13)           --            --              --             (13)
                                            -----         -----         -----            -----          -----
                                         $   (307)      $     4       $    43        $     (1)         $ (261)
                                         ========       =======       =======        ========          ======

Capital Expenditures
     North America...............        $   2,240      $     3       $     4        $    --        $   2,247
     Europe......................              752           --            --             --              752
     Asia........................               39           --            --             --               39
                                             -----        -----         -----          -----            -----
                                         $   3,031      $     3       $     4        $    --         $  3,038
                                         =========      =======       =======        =======         ========

Depreciation and Amortization:
     North America...............        $     185      $     6       $     3        $      2        $    196
     Europe......................               30            1            --              --              31
     Asia........................               --           --            --              --              --
                                             -----        -----         -----            -----          -----
                                         $     215      $     7       $     3        $      2        $    227
                                         =========      =======       =======        ========        ========

Identifiable Assets
----------------------------------
June 30, 2001
     North America...............        $   9,076      $    71       $   302        $  3,161        $  12,610
     Europe......................            1,814            8            --              53            1,875
     Asia........................              383           --            --              20              403
                                             -----        -----         -----           -----            -----
                                         $  11,273      $    79       $   302        $  3,234        $  14,888
                                         =========      =======       =======        ========        =========
December 31, 2000
     North America...............        $   8,197      $    78       $   310        $  4,009        $  12,594
     Europe......................            1,877            9            --             107            1,993
     Asia........................              304           --            --              28              332
                                             -----        -----         -----           -----            -----
                                         $  10,378      $    87       $   310        $  4,144        $  14,919
                                         =========      =======       =======        ========        =========

Long-Lived Assets
----------------------------------
June 30, 2001
     North America...............        $   8,479      $    51       $   16         $    438        $   8,984
     Europe......................            1,637            3           --               --            1,640
     Asia........................              368           --           --               --              368
                                             -----        -----        -----            -----            -----
                                         $  10,484      $    54       $   16         $    438        $  10,992
                                         =========      =======       ======         ========        =========
December 31, 2000
     North America...............        $   7,640      $    49       $   15         $    217        $   7,921
     Europe......................            1,633            3           --               --            1,636
     Asia........................              317           --           --               --              317
                                             -----        -----        -----            -----            -----
                                         $   9,590      $    52       $   15         $    217        $   9,874
                                         =========      =======       ======         ========        =========



      Product information for the Company's communications segment follows:

                                                               Reciprocal
(dollars in millions)                         Services        Compensation        Dark Fiber           Total

Communications Revenue
------------------------------------------
Three Months Ended June 30, 2001
     North America.......................        $    176           $    40          $    61          $    277
     Europe..............................              51                --               --                51
     Asia................................               3                --               --                 3
                                                    -----             -----            -----             -----
                                                 $    230           $    40          $    61          $    331
                                                 ========           =======          =======          ========

Six Months Ended June 30, 2001
     North America.......................        $    339           $    77          $   216          $    632
     Europe..............................              80                --               --                80
     Asia................................               4                --               --                 4
                                                     -----            -----            -----             -----
                                                 $    423           $    77          $   216          $    716
                                                 ========           =======          =======          ========

Three Months Ended June 30, 2000
     North America.......................        $     92           $    14          $    35          $    141
     Europe..............................              12                --               --                12
     Asia................................              --                --               --                --
                                                    -----             -----            -----             -----
                                                 $    104           $    14          $    35          $    153
                                                 ========           =======          =======          ========

Six Months Ended June 30, 2000
     North America.......................        $    167           $    22          $    36          $    225
     Europe..............................              25                --               --                25
     Asia................................              --                --               --                --
                                                    -----             -----            -----             -----
                                                 $    192           $    22          $    36          $    250
                                                 ========           =======          =======          ========




     The majority of North American revenue consists of services and products delivered within the United States. The majority of European revenue consists of services and products delivered within the United Kingdom.

     The following information provides a reconciliation of EBITDA to loss from continuing operations for the three and six months ended June 30, 2001 and 2000
(dollars in millions):

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                         2001             2000            2001               2000

EBITDA ......................................          $ (122)          $ (120)          $ (236)            $ (261)
Depreciation and Amortization Expense........            (329)            (139)            (568)              (227)
Non-Cash Compensation Expense................             (85)             (49)            (162)               (97)
Impairment Charges...........................             (61)              --              (61)                --
                                                         -----           -----            -----               -----
     Loss from Operations....................            (597)            (308)          (1,027)              (585)
Other Income (Expense).......................            (134)              16             (239)                13
Income Tax Benefit...........................              --               11               --                 20
                                                        -----            -----            -----              -----
Net Loss.....................................          $ (731)          $ (281)        $ (1,266)            $ (552)
                                                       ======           ======         ========             ======


12.   Related Party Transactions

     Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 2001 and 2000. These projects include the U.S. intercity network, local loops and gateway sites, and the Company's corporate headquarters in Colorado. Kiewit provided approximately $516 million and $972 million of construction services related to these projects in the first six months of 2001 and 2000, respectively.

     Level 3 also receives certain mine management services from Kiewit. The expense for these services was $1 million and $3 million for the three and six months ended June 30, 2001, respectively, and is recorded in selling, general and administrative expenses. The expense for these services was $8 million and $16 million for the three and six months ended June 30, 2000, respectively.


13.   Other Matters

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

     On January 9, 2001, the Company announced that it signed an agreement in December 2000 to collaborate with FLAG Telecom on the development of the Northern Asia submarine cable system connecting Hong Kong, Japan, Korea and Taiwan. The system includes Level 3's previously announced eastern link connecting Hong Kong, Taiwan and Japan and a new western link that FLAG Telecom is constructing to connect Hong Kong, Korea and Japan. The Hong Kong to Japan segment of the eastern link was placed in service during the second quarter of 2001. The Company expects the eastern link's Taiwan segment to follow in early 2002 and the entire western link to be ready for service in mid 2002. Level 3 and FLAG Telecom will each own three fiber pairs throughout the new system. The total cost of the entire Northern Asia system is estimated to be approximately $900 million. Level 3's share of the cost is approximately $450 million.

    On April 26, 2001, the Company announced it has signed a new agreement with XO Communications, Inc. ("XO"), that amends the companie' previously announced dark fiber agreements. The original agreements between the companies included the purchase of 24 fibers, an empty conduit and tag-along rights for additional fibers in certain conduits of Level 3's North America network by XO for $700 million. At the date of the announcement, over 60 percent of this commitment had been accepted and paid for. The previous agreements also provided that XO purchase nine European fiber networks and a pan-European intercity fiber network from Level 3 for $148 million, as well as transatlantic capacity for an additional $15 million. The new agreement provides that XO and Level 3 have canceled agreements relating to the purchase of the European metro and inter-city fiber networks from Level 3. The related $128 million in payments that have already been made to Level 3 have been applied as a reduction in the remaining amounts payable by XO under its $700 million North American intercity network commitment. Additionally, XO will purchase wavelength services from Level 3. XO will transfer certain transmission equipment it has purchased to Level 3, the value of which will be applied toward the purchase price of these services. Furthermore, XO will purchase transatlantic capacity per the original European agreement and give up certain previous contractual provisions including the tag-along rights for additional fibers in the North American network.


14.   Subsequent Events

     On July 26, 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. At the date of this announcement, various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes were trading at discounts to their respective face or accreted amounts. Level 3 may exchange shares of Level 3 common stock for these outstanding debt securities in open market or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

     On July 30, 2001, CPTC announced that it had completed the refinancing of its development and construction debt. The $135 million financing proceeds were used to repay CPTC's original lenders, repay subordinated debt carried by Orange County Transportation Authority and cover refinancing expenses. The debt carries an interest rate of 7.63% and requires principal payments in varying amounts through 2028. The debt is the obligation of CPTC and is nonrecourse to Level 3 Communications, Inc.

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

Recent Developments

Recent Accounting Developments

     In June 1998, the Financial Accounting Standards Board, ("FASB"), SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge designated by the transaction. The Company currently makes minimal use of derivative instruments as defined by SFAS No. 133. Derivative instruments, as defined by SFAS No. 133, held by the Company at June 30, 2001 include an interest rate cap with a market value of less than $1 million. The Company did not designate the interest rate cap as part of a hedge transaction. If the Company does not increase the utilization of derivatives, the adoption of this standard is expected to have a minimal effect on the Company's results of operations or its financial position.

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

     On July 19, 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-11 "Meeting the Ownership Transfer
Requirements of FASB Statement No. 13 for Leases of Real Estate", ("EITF 00-11"). EITF 00-11 specifically addresses the transfer of ownership requirements for leases involving integral equipment or property improvements for which no formal title registration system exists and is effective for all transactions occurring after July 19, 2001. The EITF stated in order to meet the criteria for sales-type lease accounting, the lease agreement must obligate the lessor to deliver to the lessee documents that convey ownership to the lessee by the end of the lease term.

     Telecommunications companies have historically applied sales-type lease accounting to certain capacity contracts that, among other required criteria, contained a provision that permitted the lessee the option to obtain ownership to the rights of way and/or the integral equipment at the end of the lease term in exchange for a nominal fee. Under EITF 00-11, the lessee must obtain title or its equivalent to the asset if sales-type lease accounting is to be used. Currently, Level 3 is treating certain transoceanic capacity agreements that meet the accounting requirements as sales-type leases but does not believe the issuance of EITF 00-11 will have a significant impact on its future operating results or financial condition.

     Accounting practice and guidance with respect to the accounting treatment of the above transactions is evolving. Any changes in the accounting treatment could affect the manner in which the Company accounts for revenue and expenses associated with these agreements in the future.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Prior to the issuance of SFAS No. 141, companies had the flexibility to account for some mergers and acquisitions as pooling of interests. Level 3 has generally accounted for acquisitions using the purchase method and does not believe the issuance of SFAS No. 141 will have a material impact on the Company's future results of operations or financial position.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning January 1, 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the fair value of the goodwill must be assessed at least annually for impairment using a fair value based test. Goodwill attributable to equity method investments will also no longer by amortized but is still subject to impairment analysis using existing guidance for equity method investments. The Company estimates that under previous accounting standards, amortization expense in 2002 would be approximately $25 million. The Company has not segregated the identifiable intangible assets from goodwill but does not believe the adoption of SFAS No. 142 will have a material impact on the Company's results of operations or its financial position.

     On April 26, 2001, the Company announced it has signed a new agreement with XO Communications, Inc. ("XO"), that amends the companies' previously announced dark fiber agreements. The original agreements between the companies included the purchase of 24 fibers, an empty conduit and tag-along rights for additional fibers in certain conduits of Level 3's North America network by XO for $700 million. At the date of the announcement, over 60 percent of this commitment had been accepted and paid for. The previous agreements also provided that XO purchase nine European fiber networks and a pan-European intercity fiber network from Level 3 for $148 million, as well as transatlantic capacity for an additional $15 million. The new agreement provides that XO and Level 3 have canceled agreements relating to the purchase of the European metro and inter-city fiber networks from Level 3. The related $128 million in payments that have already been made to Level 3 have been applied as a reduction in the remaining amounts payable by XO under its $700 million North American intercity network commitment. Additionally, XO will purchase wavelength services from Level 3. XO will transfer certain transmission equipment it has purchased to Level 3, the value of which will be applied toward the purchase price of these services. Furthermore, XO will purchase transatlantic capacity per the original European agreement and give up certain previous contractual provisions including the tag-along rights for additional fibers in the North American network.



Results of Operations 2001 vs. 2000

Revenue for the respective periods ended June 30, is summarized as follows (in millions):

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                        2001          2000          2001          2000

         Communications...........................       $331          $153          $716         $250
         Information Services.....................         31            28            64           54
         Coal Mining..............................         21            48            46           96
         Other ...................................          6             5            12           11
                                                        -----         -----         -----        -----
                                                         $389          $234          $838         $411
                                                         ====          ====          ====         ====



     Communications revenue for the three months ended June 30, 2001 increased 116% compared to the same period in 2000. Included in total communications revenue of $331 million, was $230 million of services revenue and $61 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999. Also, included in total communications revenue for the quarter was $40 million attributable to reciprocal compensation. Communications revenue for the second quarter of 2000 was comprised of $104 million of service revenue, $35 million of dark fiber revenue and $14 million of reciprocal compensation. The increase in service revenue from 2000 was due to growth in both existing customers  as  well  as new  customer  contracts.  Due to the  current  economic
conditions  of  the  telecommunications   industry,  the  Company  has  recently
experienced a significant increase in the numbers of customers terminating service in 2001. These terminations will result in slower growth of service revenue for the remainder of the year. The increase in dark fiber revenue is attributable to the completion of several segments of the Company's intercity network during the second quarter of 2001. Dark fiber revenue is expected to decline beginning in the third quarter, as the majority of the Company's intercity network is now complete and dark fiber on the intercity segments has been delivered to customers. The increase in reciprocal compensation in the second quarter of 2001 is a result of the Company receiving regulatory approval from several states regarding its agreements with SBC Communications and Bell South. These agreements established a rate structure for transmission and switching services provided by one carrier to complete or carry traffic originating on another carrier's network. It is the Company's policy not to recognize revenue from these agreements until the relevant regulatory authorities approve the agreements.

     Communications revenue increased during the first six months of 2001 by 186% compared to the same period in 2000. Included in total communications revenue of $716 million for the six months ended June 30, 2001 was $423 million of service revenue, $216 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999 and $77 million attributable to reciprocal compensation. Communications revenue for the six months ended June 30, 2000 was comprised of $192 million of services revenue, $36 million of dark fiber revenue and $22 million of reciprocal compensation.

     Information services revenue, which is comprised of applications and outsourcing businesses, increased from $28 million in the quarter ended June 30, 2000 to $31 million for the respective period in 2001, and from $54 million in the six months ended June 30, 2000 to $64 million for the same period in 2001. These increases are primarily attributable to outsourcing revenue which increased to $21 million for the second quarter of 2001 from $15 million for the same period in 2000 and $42 million for the six months ended June 30, 2001 compared to $29 million for the same period in 2000. The increases in outsourcing revenue for the respective periods are primarily due to new long-term contracts signed in the last half of 2000.

     The communications business generated Cash Revenue of $642 million during the three months ended June 30, 2001. The Company defines Cash Revenue as communications revenue plus changes in cash deferred revenue during the respective period. Communications Cash Revenue reflects up front cash received for dark fiber and other capacity sales that are recognized over the term of the contract under GAAP. Cash deferred revenue for the communications business for the second quarter increased $179 million compared to the same period in 2000. This increase is a result of growth in services provided to existing customers and new customer contracts and cash collections from those customers. Communications Cash Revenue was $285 million for the three months ended June 30, 2000. Cash Revenue is not intended to represent revenue under GAAP.

     Cash Revenue for the six months ended June 30, 2001 was $1.299 billion, an increase from $412 million for the same period in 2000. This increase can be attributed to the growth in both services provided to existing customers as well as new customer contracts, and cash collections from those customers.

     Coal mining revenue decreased $27 million in the second quarter of 2001 compared to the same period in 2000. Coal mining revenue for the first six months of 2001 was $46 million compared to $96 million for the same period in 2000. These decreases in revenue are primarily attributable to the expiration of long-term coal contracts with Commonwealth Edison, the sale of the Company's interest in Walnut Creek Mining Company in September 2000 and the deferral of certain 2001 coal customer purchase commitments to the latter half of the year.

     Other revenue for the three and six months ended June 30, 2001 was comparable to the respective periods in 2000 and is primarily attributable to California Private Transportation Company, L.P. ("CPTC") the owner-operator of the SR91 tollroad in southern California.

     Cost of Revenue for the second quarter 2001 was $211 million, representing a 37% increase over second quarter 2000 cost of revenue of $154 million. This increase is a result of the expanding communications business. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 75% during the quarter ended June 30, 2000 to 53% during the same period of 2001. The cost of revenue for the six months ended June 30, 2001 was $479 million, an increase from $284 million for the same period in 2000. Cost of revenue for the six months ended June 30, 2001 for the communications business, as a percentage of revenue, was 56% as compared to 83% during the same period of 2000. The decreases for both periods can be attributed to the migration of customer traffic from a leased network to the Company's own operational network.

     The cost of revenue for the information services businesses, as a percentage of its revenue, was 71% for the second quarter of 2001, and 77% for the six months ended June 30, 2001 and approximates the figures for the respective periods in 2000. The cost of revenue for the coal mining business, as a percentage of revenue, was 71% for the second quarter of 2001 up from 38% for the same period in 2000. Cost of revenue for the coal mining business, as a percentage of revenue, was 67% for the six months ended June 30, 2001 as compared to 39% for the same period in 2000. The increases related to coal are attributable to the expiration of high margin long-term coal contracts in 2000.

     Depreciation and Amortization expenses for the quarter were $329 million, a 137% increase from the second quarter 2000 depreciation and amortization expenses of $139 million. Depreciation and amortization expenses for the six months ended June 30, 2001 were $568 million, a 150% increase from $227 million for the respective period in 2000. Included in depreciation expense for the three and six months ended June 30, 2001 is $35 million for the impairment charge on the corporate facility the Company has elected to dispose. The remaining increases are a direct result of the communications assets placed in service in the latter half of 2000 and during the six months ended June 30, 2001, including gateways, local networks and intercity segments.

     Selling, General and Administrative expenses were $345 million in the three months ended June 30, 2001, a 39% increase over the second quarter 2000. This increase is primarily a result of the Company's additional employees hired since the end of second quarter 2000. Compensation costs, excluding non-cash compensation, increased 23% due to the additional employees. The Company also recorded $85 million in non-cash compensation for the second quarter 2001 for expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock based compensation programs. The Company recorded $49 million of non-cash compensation for the same period in 2000. The increase in non-cash compensation is predominantly due to an increase in the number of employees and the C-OSOs granted in September and December of 2000. Costs attributable to the communications business such as rent, property taxes, software and hardware maintenance and bad debt expense also contributed to the higher selling, general and administrative expenses. Partially offsetting these additional costs were declines in travel, advertising and mine management expenses. Selling, general and administrative costs for the remainder of 2001 are expected to remain consistent or decline slightly from second quarter 2001 levels due to the reduction in force.

     Selling, general and administrative expenses were $707 million in the six months ended June 30, 2001, a 46% increase over the respective period of 2000. This increase is primarily attributable to the factors identified above. Increases in cash and non-cash compensation, facility related expenses and bad debt expenses were partially offset by declines in travel expenses and mine management fees.

     Restructuring Charges of $40 million were recorded in the second quarter of 2001. The Company announced that due to the duration and severity of the economic slowdown for the telecommunications industry, it was reducing its revenue and EBITDA forecasts for 2001 and 2002. In conjunction with this revised revenue outlook, the Company also announced that it would be necessary to reduce operating expenses in an effort to be in a position to benefit when the economy recovers. As a result of this action, the Company is reducing its global work force by approximately 1,400 employees, primarily in the communications business. The restructuring charge is comprised of $35 million for staff reduction costs and $5 million for real estate lease termination costs. The Company had previously recorded a $10 million charge for a workforce realignment action taken in the first quarter. In total, the Company has paid $11 million in severance and fringe benefit costs as of June 30, 2001 for both of these actions. The remaining cash expenditures relating to the workforce reduction and the lease terminations are expected to be substantially paid by the end of 2001.

     Impairments of $61 million were recorded in the three month period ending June 30, 2001. As part of the restructuring announcement, the Company also announced that it was reducing and reprioritizing capital expenditures. The capital reprioritization resulted in certain telecommunications assets being identified as excess or impaired. As a result, the Company recorded a non-cash impairment charge of $61 million representing the excess of the carrying value over the fair value of these assets. The value of the excess equipment was based on recent cash sales of similar equipment. The impaired assets were written-off, as the Company does not expect to utilize them to generate future cash flows.

     EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and impairment charges) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA declined to a loss of $122 million in the second quarter of 2001 from a $120 million loss for the same period in 2000. EBITDA for the six months ended June 30, 2001 was a loss of $236 million as compared to $261 million loss for the same period in 2000. Excluding the two restructuring charges recorded in the first and second quarter of 2001, EBITDA would have been losses of $82 million and $186 million for the three and six months ended June 30, 2001, respectively. These improvements were predominantly due to the higher margins earned by the communications business.

     Adjusted EBITDA, as defined by the Company, is EBITDA as defined above plus the change in cash deferred revenue and excluding the non-cash cost of goods sold associated with certain capacity sales and dark fiber contracts. For the quarter ended June 30, 2001, Adjusted EBITDA was $238 million compared to $29 million for the same period in 2000. For the six months ended June 30, 2001, Adjusted EBITDA was $478 million compared to loss of $82 million for the same period in 2000. These increases can be attributed to increases in cash deferred revenue and increased pre-June 30, 1999 dark fiber revenue recognized in 2001.

     EBITDA and Adjusted EBITDA are not intended to represent operating cash flow for the periods indicated and are not GAAP. See Consolidated Statement of Cash Flows.

     Interest Income was $47 million for the second quarter of 2001 and $104 million for the second quarter of 2000. The decrease is primarily attributable to the average cash and marketable securities balance declining from $7.1 billion during the three month period ending June 30, 2000 to $3.6 billion for the three month period ended June 30, 2001. In February 2000, the Company raised approximately $5.5 billion in cash through debt and equity offerings. The Company has subsequently utilized these proceeds to fund its business plan. In addition, the weighted average interest rate on the portfolio decreased by approximately 60 basis points for the three months ended June 30, 2001 from the same period in 2000. Interest income for the six months ending June 30, 2001 and 2000 was $106 million and $168 million, respectively. The decrease is again attributable to a decline in the average portfolio balance and an approximately 10 basis point decline in the weighted average interest rate earned on the portfolio. Pending utilization of the cash, cash equivalents and marketable securities, the Company invests the funds primarily in government and government agency securities. The investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Company's business plan.

     Interest Expense, net increased by $93 million to $174 million in the second quarter of 2001 compared to the respective period in 2000. Interest expense increased due to the commercial mortgages entered into the latter half of 2000 and the additional credit facility draws in the first quarter of 2001. The amortization of the related debt issuance costs also contributed to the increased interest expense in 2001. Additionally, the increase can be attributed to a decrease in the amount of interest capitalized in the second quarter of 2001 as compared to the same period in 2000. The Company completed a significant portion of the network by the end of 2000, therefore reducing the amount of interest capitalization. Capitalized interest was $14 million in the second quarter of 2001 and $90 million in the second quarter of 2000.

     Interest expense, net for the first six months of 2001 was $312 million as compared to $131 million for the same period in 2000. In addition to the explanations provided above, interest expense increased in the six months ended June 30, 2001 as compared to the respective period in 2000 due to the debt offerings completed in late February 2000. Capitalized interest was $57 million in the six months ended June 30, 2001 and $157 million for the same period in 2000.

     Equity in Earnings (Losses) of Unconsolidated Subsidiaries was $4 million in the second quarter of 2001, compared to loss of ($61) million for the same period in 2000. The equity losses in 2000 are predominantly attributable to RCN Corporation, Inc. ("RCN"). RCN is a facilities-based provider of communications services to the residential markets primarily on the East and West coasts as well as in Chicago and the largest regional Internet service provider in the Northeast. RCN is incurring significant costs in developing its business plan. The Company's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN during the fourth quarter of 2000. Level 3 does not have additional financial commitments to RCN; therefore it only recognizes equity losses equal to its investment in RCN. The Company will not record any equity in RCN's future profits, if any, until unrecorded equity losses have been offset. The Company, as of June 30, 2001, had unrecorded equity losses attributable to RCN of $296 million. Since RCN did not become profitable in the second quarter of 2001, the Company did not record any previously unrecorded losses attributable to RCN. Additionally, the Company recorded $4 million and $2 million of equity earnings for the three month periods ended June 30, 2001 and 2000, respectively, related to the investment in Commonwealth Telephone Enterprises, Inc.

     Equity in earnings of Commonwealth was $2 million for the six months ended June 30, 2001. Equity losses and earnings attributable to RCN and Commonwealth during the six months ended June 30, 2000, were losses of ($120) million and earnings of $4 million, respectively.

     Gain on Equity Investee Stock Transactions was $57 million and $95 million for the three and six months ended June 30, 2000, respectively. Specifically, RCN issued stock for certain transactions, which diluted the Company's ownership interest. The pre-tax gains resulted from the increase in the Company's proportionate share of RCN's net assets related to these transactions. The Company did not record any gains on equity investee stock transactions during 2001 due to the suspended equity losses attributable to RCN.

     Other, net decreased to a $11 million loss in the second quarter of 2001 from a $3 million loss in the same period of 2000 and from a loss of $3 million for the six month period ended June 30, 2000 to a loss of $37 million the same period in 2001. These declines are primarily attributable to the other-than temporary changes in the value of investments of $9 million and $37 million recorded in the three and six month periods ended June 30, 2001, respectively. Additionally, the Company recorded a loss of $15 million in the first quarter of 2001 related to losses on certain asset disposals. These losses were partially offset by $14 million of realized gains from the sale of marketable securities denominated in foreign currency.

     Income Tax Benefit for the first and second quarter of 2001 was zero as a result of the Company exhausting the taxable income in the carryback period in 2000, and that it is unable to determine when the tax benefits attributable to the net operating losses will be realizable. The tax benefit for 2000 differs from the statutory rate due to the limited availability of taxable income in the carryback period for which current year losses can be offset. In 2000, Level 3 recognized a portion of the expected annual benefit equal to the ratio of pre-tax loss for the period to the total estimated loss for the year.

Financial Condition -- June 30, 2001

     The Company's working capital decreased from $3.1 billion at December 31, 2000 to $2.0 billion at June 30, 2001 due primarily to the use of available funds in payment of selling, general and administrative expenses, interest expense and construction of the Level 3 network. Proceeds from the Senior Secured Credit Facility borrowings increased working capital.

     Cash provided by operations decreased from $467 million in the six months ended June 30, 2000 to $402 million in the same period of 2001. Excluding income tax refunds of $43 million in 2001 and $245 million in 2000, cash flows from operations actually increased from $222 million in 2000 to $359 million in 2001. An increase in revenue and deferred revenue and fluctuations in components of working capital, particularly accounts receivable, are primarily responsible for the increase in cash flow from operations.

     Investing activities include using the proceeds from the first quarter Senior Secured Credit Facility draws and cash on hand to purchase $1.1 billion of marketable securities and complete approximately $2.0 billion of capital expenditures, primarily for the communications network. The Company also realized $2.1 billion of proceeds from the sales and maturities of marketable securities and $17 million of proceeds from the sale of construction equipment.

     Financing sources in 2001 consisted primarily of the net proceeds of $636 million from the first quarter 2001 Senior Secured Credit Facility draws. The Company also repaid long-term debt of $3 million during the six months ended June 30, 2001 primarily attributable to capitalized leases and non-recourse debt at CPTC.

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

     The continued development of the communications business will require significant expenditures. These expenditures may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. Although the Company believes that its cost estimates and build-out schedule are reasonable, the actual construction costs or the timing of the expenditures may deviate from current estimates. The Company's capital expenditures in connection with its business plan were approximately $2.0 billion during the first half of 2001. The majority of the spending was for construction of the U.S. and European intercity networks, certain local networks in the U.S. and Europe, and the transoceanic cable network. Through June 30, 2001, the total cost of the Level 3 network by region, including intercity and metropolitan networks, optronic and other transmission equipment, transmission facilities including gateway facilities and the regions allocated portion of undersea cables was $8.8 billion for North America, $1.7 billion for Europe and $0.4 billion for Asia. Total capital expenditures for 2001 are expected to be approximately $3.0 billion. The cash and marketable securities already on hand and the undrawn commitments of $650 million at June 30, 2001 under the expanded Senior Secured Credit Facility, provided Level 3 with approximately $3.8 billion of funds available at the end of the second quarter 2001. The Company's current liquidity, cash flows from committed contracts for communications services and dark fiber IRUs and anticipated future cash flows from operations should be sufficient to fund the currently committed portions of the business plan through early 2004.

     The Company currently estimates that the implementation of the business plan from its inception through free cash flow breakeven will require approximately $13 billion to $14 billion on a cumulative basis. The Company also currently estimates that its operations will reach free cash flow breakeven in early 2004. The Company's successful debt and equity offerings have given the Company the ability to implement the committed portions of the business plan. However, if additional opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan, in January 2001 the Company filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depositary shares. This shelf filing, in combination with the remaining availability under a previously existing universal shelf registration statement, will allow Level 3 to offer an aggregate of up to $3.156 billion of additional securities to fund its business plan.

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

     In connection with implementing the business plan, management will continue reviewing the existing businesses of the Company to determine how those businesses will complement the Company's focus on communications and information services. If it is decided that an existing business is not compatible with the communications business and if a suitable buyer can be found, the Company may dispose of that business.

     On July 26, 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. At the date of this announcement, various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes were trading at discounts to their respective face or accreted amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity, Level 3 may exchange shares of Level 3 common stock for these outstanding debt securities in open market or privately negotiated transactions. The amounts involved in any such transactions, individually or in the aggregate, may be material and could result in significant non-operating income to the Company.

Market Risk

     Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to interest rate risk increased due to the $1.375 billion Senior Secured Credit Facility entered into by the Company in September 1999, the additional $400 million added to the Senior Secured Credit Facility during the first quarter of 2001 and the commercial mortgages entered into in 2000. As of June 30, 2001, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $233 million under the commercial mortgages. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages. The weighted average interest rate based on outstanding amounts under these variable rate instruments of $1.358 billion at June 30, 2001, was approximately 7.3%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 8.3%), would increase annual interest expense of the Company by approximately $14 million. In an effort to reduce the risk of increased interest rates related to the Lehman commercial mortgage, in January 2001 the Company entered into an interest rate cap agreement. The terms of the agreement provide that the net interest expense related to the Lehman commercial mortgage will not exceed 8% plus the original spread. The agreement therefore caps the LIBOR portion of the interest rate at 8%. At June 30, 2001, the Company had $6.5 billion of fixed rate debt bearing interest ranging from 6% to 12.875%. A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements require the Company to repurchase the debt at specified premiums. The Company may reduce is exposure to interest rate risk by, as outlined above, acquiring certain outstanding indebtedness in exchange for shares of common stock. The Company continues to evaluate other alternatives to limit interest rate risk.

     Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments was approximately $598 million at June 30, 2001, which is significantly higher than their carrying value of $107 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $120 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

     The Company's business plan includes developing and constructing networks in Europe and Asia. As of June 30, 2001, the Company had invested significant amounts of capital in both regions and will continue to expand its presence in Europe and Asia throughout 2001. The Company issued 800 million in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries. Due to the historically low exchange rates involving the U.S. Dollar and the Euro during the fourth quarter of 2000, Level 3 elected to set aside, and continues to hold, the remaining Euros received from the debt offerings and purchase on the spot market the Euros required to fund its current European investing and operating activities. Other than the issuance of the Euro denominated debt and the purchase of the Euros on the spot market, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on May 23, 2001 the following matters were submitted to a vote:

     1. To reelect the five Class I Directors to the Board of Directors of Level 3 for a three-year term until the 2004 Annual Meeting of Stockholders:

                                                 In Favor             Withheld

        Walter Scott, Jr.                       297,326,681            559,556
        James Q. Crowe                          295,264,543          2,621,694
        Charles C. Miller, III                  293,628,586          4,259,651
        Mogens C. Bay                           297,390,160            496,077
        Colin V.K. Williams                     293,189,004          4,697,233

     2. In their discretion, the proxies are authorized to vote upon such other business as may properly come before the meeting or any adjournments or postponements thereof:

        Affirmative votes:                      278,441,343
        Negative votes:                          11,896,944




Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits filed as part of this report are listed below.

        Exhibit
        Number

         3      Amended and Restate By-laws.

     (b) On April 18, 2001, the Company filed a Current Report on Form 8-K related to financial results for the three months ended March 31, 2001 and revised financial projections.

     On June 18, 2001, the Company filed a Current Report on Form 8-K related to revised financial projections and disclosing an open letter to stockholders from James Q. Crowe, Level 3's Chief Executive Officer, addressing Level 3 stock transactions of certain executives of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                LEVEL 3 COMMUNICATIONS, INC.
Dated: August 10, 2001                              \s\ Eric J. Mortensen
                                                       Eric J. Mortensen
                                                 Vice President, Controller
                                               and Principal Accounting Officer