Form 10-Q
period 2001-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2001-11-14
CIK 794323

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of each class of the issuer's common stock, as of November 2, 2001:

                         Common Stock 382,934,153 shares

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                           Page


                         Part I - Financial Information

Item 1.  Unaudited Financial Statements:

         Consolidated Condensed Statements of Operations                       2
         Consolidated Condensed Balance Sheets                                 3
         Consolidated Statements of Cash Flows                                 5
         Consolidated Statement of Changes in Stockholders' Equity             6
         Consolidated Statements of Comprehensive Loss                         7
         Notes to Consolidated Condensed Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          26

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     37

Signatures                                                                    38

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)



                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,

(dollars in millions, except per share data)                          2001       2000          2001        2000


Revenue.........................................................      $ 375     $ 341        $1,213       $ 752
Costs and Expenses:
     Cost of revenue............................................        150       199           629         483
     Depreciation and amortization..............................        314       164           882         391
     Selling, general and administrative........................        331       298         1,038         783
     Restructuring and impairment charges.......................         -         -            111          -
                                                                       ----      ----         -----       -----
Total Costs and Expenses........................................        795       661         2,660       1,657
                                                                       ----      ----         -----       -----

Loss from Operations............................................       (420)     (320)       (1,447)       (905)


Other Income (Expense):
     Interest income............................................         34        87           142          255
     Interest expense, net......................................       (183)      (64)         (495)        (195)
     Equity in earnings (losses) of
        unconsolidated subsidiaries, net........................          5       (70)            7         (186)
     Gain on equity investee stock transactions.................          -         -             -           95
     Other, net.................................................         33         6            (4)           3
                                                                       ----       ----          ----        ----
Total Other Expense.............................................       (111)      (41)         (350)         (28)
                                                                       ----       ----          ----        ----

Loss Before Income Taxes........................................       (531)     (361)        1,797)        (933)

Income Tax Benefit..............................................         -         10              -          30
                                                                        ----     ----           ----        ----

Net Loss Before Extraordinary Items.............................       (531)     (351)        (1,797)       (903)

Extraordinary Gain on Debt Extinguishments, net.................         94        -              94          -
                                                                       ----      ----           ----        ----

Net Loss........................................................     $ (437)   $ (351)      $ (1,703)      $(903)
                                                                      ======    ======       ========       =====

Loss Per Share (Basic and Diluted):
      Net Loss Before Extraordinary Items.......................    $ (1.42)   $(0.96)      $  (4.85)     $(2.50)
      Extraordinary Gain on Debt Extinguishments, net...........        .25        -             .25          -
                                                                        ----     ----           ----        ----
      Net Loss..................................................    $ (1.17)   $(0.96)      $  (4.60)     $(2.50)
                                                                     =======    ======       =======      ======

Total Number of Weighted Average Shares
     Outstanding Used to Compute Basic and
     Diluted Loss Per Share (in thousands)......................    375,638     366,788       370,582     360,956
                                                                    =======     =======       =======     =======


     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)

                                                                                     September 30,    December 31,

(dollars in millions, except per share data)                                              2001           2000

Assets
Current Assets:
     Cash and cash equivalents.....................................................     $ 1,491         $ 1,265
     Marketable securities.........................................................       1,077           2,742
     Restricted securities.........................................................         152             219
     Receivables, less allowances for doubtful accounts
         of $34 and $33, respectively..............................................         326             617
     Other.........................................................................         102             202
                                                                                         ------          ------
Total Current Assets...............................................................       3,148           5,045

Net Property, Plant and Equipment..................................................      10,604           9,383

Other Assets, net..................................................................         499             491
                                                                                         ------          ------
                                                                                       $ 14,251        $ 14,919
                                                                                       ========        ========

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                    September 30,     December 31,

(dollars in millions, except per share data)                                             2001             2000

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable.............................................................      $ 972         $ 1,486
     Current portion of long-term debt............................................          7               7
     Accrued payroll and employee benefits........................................        131              90
     Accrued interest.............................................................         95             124
     Deferred revenue.............................................................        170              68
     Restructuring liability......................................................         17              -
     Other........................................................................        179             147
                                                                                         ----            ----
Total Current Liabilities.........................................................      1,571           1,922

Long-Term Debt, less current portion..............................................      7,910           7,318

Deferred Revenue..................................................................      1,167             652

Accrued Reclamation Costs.........................................................         95              94

Other Liabilities.................................................................        385             384

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, authorized 10,000,000 shares: no
         shares outstanding.......................................................          -               -
     Common stock:
         Common stock, $.01 par value, authorized 1,500,000,000 shares:
              382,861,734 outstanding in 2001 and 367,599,870
              outstanding in 2000.................................................          4               4
         Class R, $.01 par value, authorized 8,500,000 shares: no
              shares outstanding..................................................          -               -
     Additional paid-in capital...................................................       5,479           5,167
     Accumulated other comprehensive loss.........................................        (108)            (73)
     Accumulated deficit..........................................................      (2,252)           (549)
                                                                                        ------           ------
Total Stockholders' Equity........................................................       3,123            4,549
                                                                                        ------           ------
                                                                                      $ 14,251         $ 14,919
                                                                                      ========         ========


     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                  Nine Months Ended
                                                                                                    September 30,

(dollars in millions)                                                                              2001        2000

Cash Flows from Operating Activities:
   Net Loss..................................................................................    $(1,703)    $ (903)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Equity (earnings) losses, net...........................................................         (7)       186
     Depreciation and amortization...........................................................        882        391
     Dark fiber and other noncash cost of revenue............................................        152         59
     Amortization of debt issuance costs.....................................................         21         16
     Gain on sale of assets..................................................................        (12)       (21)
     Compensation expense attributable to stock awards.......................................        244        158
     Extraordinary gain on debt extinguishments, net.........................................        (94)         -
     Impairments.............................................................................         61          -
     Writedown of investments................................................................         37         17
     Gain on equity investee stock transactions..............................................          -        (95)
     Federal income tax refunds..............................................................         72        245
     Deferred revenue                                                                                581        403
     Deposits................................................................................         60        (91)
     Accrued interest on marketable securities...............................................         22         53
     Accrued interest on long-term debt......................................................         60         47
     Changes in working capital items:
       Receivables...........................................................................        287       (234)
       Other assets..........................................................................          7        (99)
       Payables                                                                                     (502)       290
       Other liabilities.....................................................................         65         37
     Other                                                                                           (84)        53
                                                                                                     ----      ----
Net Cash Provided by Operating Activities....................................................        149        512


Cash Flows from Investing Activities:
     Proceeds from sales and maturities of marketable securities.............................      2,769      5,882
     Purchases of marketable securities......................................................     (1,112)    (7,482)
     Decrease in restricted securities.......................................................         63          3
     Capital expenditures....................................................................     (2,322)    (4,450)
     Proceeds from sale of property, plant and equipment and other assets....................         47         67
     Investments.............................................................................         -         (28)
                                                                                                    ----       ----
Net Cash Used in Investing Activities........................................................       (555)    (6,008)

Cash Flows from Financing Activities:
     Long-term debt borrowings, net of issuance costs........................................        761      3,088
     Payments on long-term debt, including current portion...................................       (116)       (18)
     Issuances of common stock, net of issuance costs........................................         -       2,407
     Other...................................................................................         21         14
                                                                                                    ----       ----
Net Cash Provided by Financing Activities....................................................        666      5,491

Effect of Exchange Rates on Cash and Cash Equivalents........................................        (34)       (42)
                                                                                                     ----       ----

Net Change in Cash and Cash Equivalents......................................................        226        (47)

Cash and Cash Equivalents at Beginning of Period.............................................      1,265       1,214
                                                                                                   -----       -----

Cash and Cash Equivalents at End of Period...................................................    $ 1,491     $ 1,167
                                                                                                 =======     =======

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                  For the nine months ended September 30, 2001
                                   (unaudited)

                                                                   Accumulated
                                                      Additional       Other
                                             Common    Paid-in    Comprehensive    Accumulated
(dollars in millions)                        Stock      Capital        Loss          Deficit          Total


Balances at December 31, 2000...........    $   4     $  5,167        $  (73)      $  (549)       $  4,549

Common Stock:
     Stock options exercised............        -            2             -             -               2
     Stock plan grants..................        -          243             -             -             243
     Shareworks plan grants.............        -            6             -             -               6
     Debt extinguishment................        -           61             -             -              61

Net Loss................................        -            -             -         (1,703)       (1,703)

Other Comprehensive Loss................        -            -           (35)            -            (35)
                                              ----         ----          ----          ----           ----

Balances at September 30, 2001..........      $  4    $  5,479        $  (108)     $ (2,252)      $  3,123
                                              ====    ========        =======      ========       ========

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                                   (unaudited)

                                                                       Three Months Ended         Nine Months Ended
                                                                         September 30,              September 30,

(dollars in millions)                                                  2001         2000         2001          2000

Net Loss......................................................      $ (437)      $ (351)      $(1,703)      $ (903)

Other Comprehensive Loss Before Tax:
     Foreign currency translation gains (losses)..............          37          (21)          (34)         (68)
     Unrealized holding losses arising during
         period...............................................          (3)         (25)           (1)         (28)
     Reclassification adjustment for gains included
         in net loss..........................................           -            -             -           -
                                                                       ----        ----           ----        ----

Other Comprehensive Gain (Loss) Before Tax....................          34          (46)          (35)         (96)

Income Tax Benefit Related to Items of Other
     Comprehensive Loss.......................................           -            -             -           -
                                                                       ----         ----          ----        ----

Other Comprehensive Gain (Loss) Net of Taxes..................          34          (46)          (35)         (96)
                                                                       ----         ----          ----         ----

Comprehensive Loss............................................      $ (403)      $ (397)      $(1,738)      $ (999)
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

     The unaudited consolidated condensed balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 2000 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K as amended, for the year ended December 31, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

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

     Telecommunications companies have historically applied sales-type lease accounting to certain capacity contracts that, among other required criteria, contained a provision that permitted the lessee the option to obtain ownership to the rights of way and/or the integral equipment at the end of the lease term in exchange for a nominal fee. Under EITF 00-11, the lessee must obtain title or its equivalent to the asset if sales-type lease accounting is to be used. Currently, Level 3 is treating certain transoceanic capacity agreements that meet the accounting requirements as sales-type leases but the Company does not believe the issuance of EITF 00-11 will have a significant impact on its future operating results or financial condition.

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

     In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing existing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value, beginning in the first quarter of 2002. The Company does not believe the adoption of SFAS No. 142 will have a material impact on the Company's results of operations or its financial position.

     In June 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will be effective for the Company beginning on January 1, 2003. The Company is currently evaluating the impact, if any, of SFAS No. 143 on its results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Disposal or Impairment of Long-Lived Assets" ("SFAS No. 144), which is effective for the Company on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, but retains its requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and
(b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. It removes goodwill from its scope and, therefore, eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. It also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for possible future cash flows. It requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. In these situations, SFAS No. 144 requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The Company continues to monitor and review long-lived assets for possible impairment in accordance with SFAS No.
121. Since SFAS No. 144 retains similar requirements for recognizing and measuring any impairment loss, the fact that the Company will adopt SFAS No. 144 effective January 1, 2002, is not expected to have a significant effect on the Company's procedures for monitoring and reviewing long-lived assets for possible impairment.

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

     Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.


2.    Loss Per Share

     Basic loss per share amounts have been computed using the weighted average number of shares during each period. The Company had a net loss for the three and nine month periods ended September 30, 2001 and 2000. Therefore, the dilutive impact of the approximate 17 million shares attributable to the Company's convertible subordinated notes, and the approximate 41 million options and warrants outstanding at September 30, 2001 and approximate 19 million shares attributable to the Company's convertible subordinated notes and approximate 22 million options and warrants outstanding at September 30, 2000 have not been included in the computation of diluted loss per share because the resulting computation would have been anti-dilutive.


3.    Restructuring and Impairment Charges

     On June 18, 2001, the Company announced that due to the duration and severity of the economic slowdown for the telecommunications industry, it was reducing its revenue and EBITDA forecasts for 2001 and 2002. In conjunction with this revised revenue outlook, the Company also announced that it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy recovers. As a result of this action, the Company has reduced its global work force by approximately 1,400 employees, primarily in the communications business. A restructuring charge of approximately $40 million was recorded in the second quarter of 2001, of which $35 million related to staff reduction and related costs and $5 million to real estate lease termination costs. The Company had previously recorded a $10 million charge for a workforce realignment action taken in the first quarter. In total, the Company has paid $33 million in severance and related fringe benefit costs as of September 30, 2001 for both of these actions. The remaining cash expenditures relating to the workforce reduction and the lease terminations are expected to be substantially paid by the end of 2001.

     The capital reprioritization discussed above resulted in certain telecommunications assets being identified as excess or impaired. As a result, in the second quarter of 2001 the Company recorded a non-cash impairment charge of $61 million, representing the excess of the carrying value over the fair value of these assets. The fair value of the excess equipment was based on recent cash sales of similar equipment. The impaired assets were written-off, as the Company does not expect to utilize them to generate future cash flows.


4.    Marketable Securities

     At September 30, 2001 and December 31, 2000, marketable securities consisted of the following:

                                                                                   September 30,    December 31,

(dollars in millions)                                                                  2001            2000

U.S. Treasury Securities ........................................................     $1,077         $2,538
Commercial Paper.................................................................         -             204
                                                                                        ----           ----

                                                                                      $1,077         $2,742
                                                                                      ======         ======

5.   Receivables

Receivables at September 30, 2001 and December 31, 2000 were as follows:

                                                              Information
(dollars in millions)                      Communications       Services        Coal           Other          Total

September 30, 2001
Accounts Receivable - Trade:
       Services....................             $  196          $  22          $  11          $   1         $  230
       Dark Fiber..................                 46             -              -               -             46
Joint Build Costs..................                 59             -              -               -             59
Other Receivables..................                 25             -              -               -             25
Allowance for Doubtful
        Accounts...................                (31)            (3)            -               -            (34)
                                                  ----           ----           ----           ----           ----
                                                $  295          $  19          $  11          $   1         $  326
                                                ======          =====          =====          =====         ======

December 31, 2000
Accounts Receivable - Trade:
       Services....................             $  147          $  26          $  19          $   1         $  193
       Dark Fiber..................                161             -              -               -            161
Joint Build Costs..................                247             -              -               -            247
Other Receivables..................                 49             -              -               -             49
Allowance for Doubtful
        Accounts...................                (29)            (4)            -               -            (33)
                                                   ----           ----         ----            ----           ----
                                                $  575          $  22          $  19          $   1         $  617
                                                 ======          =====          =====         =====         ======


     Joint build receivables primarily relate to costs incurred by the Company for construction of network assets in which Level 3 is partnering with other companies. Generally, under these types of agreements, the sponsoring partner will initially incur all of the construction costs and subsequently bill the other party as certain construction milestones are accomplished. Joint build receivables at September 30, 2001 and December 31, 2000 include $3 million and $90 million, respectively, attributable to FLAG Telecom Limited for its share of the costs of the Northern Asia submarine cable system.

6.   Property, Plant and Equipment, net

Construction-in-Progress

     The Company has substantially completed the construction of its communications network. Costs associated directly with the uncompleted network, including employee related costs, are capitalized, and interest expense incurred during construction is capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction (Note 8). Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

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

                                                                                           Accumulated         Book
(dollars in millions)                                                         Cost         Depreciation        Value

September 30, 2001
Land and Mineral Properties......................................           $  304         $  (13)           $  291
Facility and Leasehold Improvements
     Communications..............................................            2,308           (135)            2,173
     Information Services........................................               25             (5)               20
     Coal Mining.................................................               65            (62)                3
     CPTC........................................................               92            (13)               79
Network Infrastructure...........................................            5,314           (276)            5,038
Operating Equipment
     Communications..............................................            2,436           (953)            1,483
     Information Services........................................               70            (37)               33
     Coal Mining.................................................               81            (72)                9
     CPTC........................................................               18            (11)                7
Network Construction Equipment...................................               93            (27)               66
Furniture, Fixtures and Office Equipment.........................              149            (63)               86
Construction-in-Progress.........................................            1,316             -              1,316
                                                                             -----            ----            -----
                                                                           $12,271       $ (1,667)          $10,604
                                                                           =======        ========          =======

December 31, 2000
Land and Mineral Properties......................................           $  166         $  (11)           $  155
Facility and Leasehold Improvements
     Communications..............................................            1,384            (53)            1,331
     Information Services........................................               25             (4)               21
     Coal Mining.................................................               68            (64)                4
     CPTC........................................................               92            (12)               80
Network Infrastructure...........................................            3,400            (43)            3,357
Operating Equipment
     Communications..............................................            1,584           (555)            1,029
     Information Services........................................               50            (26)               24
     Coal Mining.................................................               93            (85)                8
     CPTC........................................................               17             (9)                8
Network Construction Equipment...................................              139            (27)              112
Furniture, Fixtures and Office Equipment.........................              150            (45)              105
Construction-in-Progress.........................................            3,149             -              3,149
                                                                             -----           ----             -----
                                                                           $10,317        $  (934)          $ 9,383
                                                                           =======         =======          =======


     It is the Company's policy to review the carrying amount of long lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The determination of any impairment includes a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining useful life of the asset to the net carrying value of the asset. During the three and nine months ended September 30, 2001, the Company recorded $20 million of impairments in depreciation expense for transatlantic submarine assets that were considered impaired under this criteria.

     As required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company continues to monitor and review long-lived assets for possible impairment as events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. To the extent events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, and an impairment charge is deemed necessary, the impact on the Company's results of operations or its financial position could be material.

7.    Other Assets, net

     At September 30, 2001 and December 31, 2000 other assets consisted of the following:

                                                                                   September 30,    December 31,

(dollars in millions)                                                                  2001             2000

     Debt Issuance Costs, net....................................................      $151             $161
     Investments.................................................................       118              146
     Goodwill, net of accumulated amortization of $136 and $102.................         34               68
     Deposits....................................................................        12               53
     Prepaid Network Assets......................................................        59               35
     Deferred Network Costs......................................................        37                -
     Assets Held for Sale, net...................................................        48                -
     Notes Receivable - Employees................................................         9                -
     CPTC Deferred Development and Financing Costs...............................        20               14
     Other.......................................................................        11               14
                                                                                        ----             ----
                                                                                        $499             $491
                                                                                        ====             ====



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

     On September 30, 2001, Level 3 owned approximately 27% and 46% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $85 million and $394 million, respectively, on September 30, 2001.

     During the fourth quarter of 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. If RCN becomes profitable, Level 3 will not record its equity in RCN's earnings until unrecorded equity in losses have been offset. The Company's investment in RCN, including goodwill, was zero at September 30, 2001 and December 31, 2000. The Company did not recognize an estimated $31 million and $307 million of additional equity losses attributable to RCN for the three and nine months ended September 30, 2001, respectively, bringing the total amount of estimated suspended equity losses to approximately $327 million at September 30, 2001.

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

     The following is summarized financial information of RCN for the three and nine months ended September 30, 2001 and 2000, and as of September 30, 2001 and December 31, 2000 (dollars in millions).

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,

                                                            2001          2000            2001          2000
Operations:
RCN Corporation:
     Revenue ........................................      $ 116         $  88         $  333         $  238
     Net loss available to common shareholders.......       (112)         (234)        (1,046)          (595)

Level 3's Share:
     Net loss........................................       $ -            (70)         $   -           (189)
     Goodwill amortization...........................         -             -               -             (1)
                                                            ----           ----          ----            ----
                                                            $ -          $ (70)         $   -         $ (190)
                                                            ====          =====          ====          ======

                                                                                     September 30,     December 31,

                                                                                          2001             2000
Financial Position:
Current Assets..................................................................        $1,243            $1,854
Other Assets...................................................................          2,663             2,922
                                                                                         -----             -----
     Total assets...............................................................         3,906             4,776

Current Liabilities.............................................................           290               531
Other Liabilities...............................................................         2,513             2,284
Minority Interest...............................................................            55                75
Preferred Stock.................................................................         2,103             1,991
                                                                                         -----             -----
     Total liabilities and preferred stock......................................         4,961             4,881
                                                                                         -----             -----
          Common equity.........................................................     $  (1,055)       $     (105)
                                                                                      =========        ==========

Level 3's Investment:
     Equity in net assets.......................................................         $  -              $  -
     Goodwill...................................................................            -                 -
                                                                                          ----              ----
                                                                                         $  -              $  -
                                                                                          ====              ====


     The Company's investment in Commonwealth Telephone, including goodwill, was $112 million and $105 million at September 30, 2001 and December 31, 2000, respectively.

     The Company has made investments in certain public and private early stage IP centric entities in connection with those entities agreeing to purchase various services from the Company. The Company records these transactions as investments and deferred revenue. The value of the investment and deferred revenue is equal to the estimated fair value of the securities at the time of the transaction or the value of the services to be provided, whichever is more readily determinable. Level 3 closely monitors the success of these investees in executing their business plans. For those companies that are publicly traded, Level 3 also monitors current and historical market values of the investee as it compares to the carrying value of the investment. The Company recorded a charge of $37 million during the first six months of 2001, for an other-than temporary decline in the value of such investments, which is included in Other, net on the consolidated condensed statements of operations. Future appreciation will be recognized only upon sale or other disposition of these securities. The carrying amount of the investments was $37 million at December 31, 2000.

     In August, 2001, the Company and divine, Inc., entered into an agreement whereby divine would repurchase shares of common stock issued to Level 3 and absolve Level 3 of any further obligations with respect to the deferred revenue recorded at the time of the original transaction for services to be provided to divine in the future. As a result, Level 3 recorded a $27 million gain in Other, net on the consolidated condensed statement of operations in the third quarter of 2001. The Company recognized revenue of approximately $3 million and $11 million for actual services provided to other entities involved in the program for the three and nine months ended September 30, 2001, respectively. The Company recognized revenue of less than $1 million for services related to this program for the three and nine months ended September 30, 2000. As of September 30, 2001, the Company had deferred revenue obligations of $10 million with respect to these transactions.

     Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $6 million and $34 million for the three and nine months ended September 30, 2001. Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $23 million and $42 million for the three and nine months ended September 30, 2000, respectively.

     Assets held for sale include certain corporate facilities that the Company has elected to dispose. The Company recorded an impairment charge in depreciation expense of $10 million for the three months ended September 30, 2001 and $45 million for the nine months ended September 30, 2001, representing the difference between the carrying value and adjusted market value of these facilities, as determined by a commercial real estate broker. Also included in assets held for sale is certain telecommunications equipment identified as excess due to the Company's decision in June 2001 to reprioritize its capital expenditures.

8.    Long-Term Debt

At September 30, 2001 and December 31, 2000, long-term debt was as follows:

                                                                                       September 30,    December 31,

(dollars in millions)                                                                       2001            2000

     Senior Notes (9.125% due 2008).............................................          $2,000          $2,000
     Senior Notes (11% due 2008)................................................             800             800
     Senior Discount Notes (10.5% due 2008).....................................             668             619
     Senior Euro Notes (10.75% due 2008)........................................             456             465
     Senior Discount Notes (12.875% due 2010)...................................             439             399
     Senior Euro Notes (11.25% due 2010)........................................             273             279
     Senior Notes (11.25% due 2010).............................................             250             250
     Senior Secured Credit Facility:
         Term Loan Facility:
              Tranche A (6.33% due 2007)........................................             450             200
              Tranche B (7.73% due 2008)........................................             275             275
              Tranche C (6.66% due 2008)........................................             400              -
     Commercial Mortgage:
         GMAC (6.15% due 2003)..................................................             120             120
         Lehman (7.19% due 2001-2004)...........................................             112             113
     Convertible Subordinated Notes (6.0% due 2010).............................             824             863
     Convertible Subordinated Notes (6.0% due 2009).............................             693             823
     CPTC Long-term Debt (with recourse only to CPTC):
         (7.63% due 2004-2028)..................................................             140             115
     Other......................................................................              17               4
                                                                                            ----            ----
                                                                                           7,917           7,325
     Less current portion.......................................................              (7)             (7)
                                                                                            ----            ----
                                                                                          $7,910          $7,318
                                                                                          ======          ======


     On July 26, 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. Various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes have been trading at discounts to their respective face or accreted amounts. Level 3 may exchange shares of its common stock for these outstanding debt securities in open market or privately negotiated transactions.

     The Company purchased $130 million of its 6% Convertible Subordinated Notes due in 2009 and $39 million of its 6% Convertible Subordinated Notes due in 2010 during the three month period ending September 30, 2001. The Company issued approximately 14.3 million shares of its common stock worth approximately $61 million in exchange for the debt. The net gain on the extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $103 million and is classified as an extraordinary item in the consolidated condensed statement of operations. Level 3 will continue to evaluate these transactions in the future. The amounts involved in any such transactions, individually or in the aggregate, may be material.


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

     The Senior Secured Credit Facility contains certain covenants, which among other things limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. Level 3 and certain Level 3 subsidiaries must also comply with specific financial and operational tests and maintain certain financial ratios. The Company believes it is in compliance with all such covenants at September 30, 2001. In addition to the original Senior Secured Credit Facility debt issuance costs, $14 million of debt issuance costs associated with tranche C were capitalized and are amortized as interest expense over the remaining term of the Senior Secured Credit Facility.

     The Senior Secured Credit Facility also contains a $650 million senior secured revolving credit facility. As of September 30, 2001, Level 3 had not borrowed any funds under this revolving facility. The availability of funds is contingent upon the continued compliance with the relevant debt covenants.

     In an effort to reduce the risk of increased interest rates related to the Lehman commercial mortgage, in January 2001 the Company entered into an interest rate cap agreement. The interest rate cap notional amount is $113 million and has a maturity date of January 31, 2004. The terms of the agreement provide that the net interest expense related to the Lehman commercial mortgage will not exceed 8% plus 400 basis points. The Company has elected not to account for this transaction as a hedge as permitted by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Upon inception of the agreement, the Company recorded an asset equal to the fair value of the interest rate cap of less than $1 million. For the three and nine months ended September 30, 2001, the Company recorded, in the statement of operations, less than $1 million in losses related to the change in the fair value of the interest rate cap.

     The Company capitalized $1 million and $58 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three and nine month periods ending September 30, 2001, respectively. Capitalized interest for the three and nine months ended September 30, 2000 was $106 million and $263 million, respectively.

     In July, 2001, California Private Transportation Company, L.P. ("CPTC") completed the refinancing of its development and construction debt. The $135 million financing proceeds were used to repay CPTC's original lenders, repay subordinated debt carried by Orange County Transportation Authority and cover refinancing and prepayment costs. The prepayment costs of $9 million are reflected as an extraordinary item on the condensed statement of operations. The debt carries an interest rate of 7.63% and requires principal payments in varying amounts through 2028. The debt is the obligation of CPTC and is nonrecourse to Level 3 Communications, Inc.


9.    Employee Benefit Plans

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

     The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award. The Company recognized a total of $82 million and $244 million of non-cash compensation for the three and six months ended September 30, 2001, respectively. In addition, the Company capitalized $4 million and $13 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the three and nine months ended September 30, 2001, respectively.

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

Non-Qualified Stock Options and Warrants

     The Company granted warrants to purchase approximately 900,000 shares of common stock to consultants in 2001 for services to be provided. These warrants vest in equal quarterly installments over 33 months commencing in March 2001 with each portion expiring seven years from the vesting date. The exercise price of these warrants is $29. The fair value determined pursuant to SFAS No. 123 for these warrants at issuance was $14 million. The Company did not grant any nonqualified stock options ("NQSO") to employees during the three and nine months ended September 30, 2001. The expense recognized for the three and nine months ended September 30, 2001 for NQSOs and warrants outstanding at September 30, 2001 in accordance with SFAS No. 123 was $4 million and $15 million, respectively. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs for the three and nine months ended September 30, 2001 related to NQSOs and warrants for employees directly involved in the construction of the network and the development of the business support systems. As of September 30, 2001, the Company had not reflected $9 million of unamortized compensation expense in its financial statements for NQSOs and warrants previously granted.

     The Company recognized $6 million and $8 million of expense for the three and nine months ended September 30, 2000, respectively, for NQSOs and warrants outstanding at September 30, 2000. In addition to the expense recognized, the Company capitalized less than $1 million of non-cash compensation costs for the three and nine months ended September 30, 2000.

Outperform Stock Option Plan

     In April 1998, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly participants' and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless Level 3's Common Stock outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock out performs the S&P 500 Index. To the extent that Level 3's common stock out performs the S&P 500 Index, the value of OSOs to a holder may exceed the value of non-qualified stock options.

     OSO awards are made quarterly to eligible participants on the date of the grant. Each award vests in equal quarterly installments over two years and has a four-year life. Awards granted prior to December 2000 typically have a two-year moratorium on exercise from the date of grant. As a result, once a participant is 100% vested in the grant, the two-year moratorium expires. Therefore, awards granted prior to December 2000 have an exercise window of two years. Level 3 granted 3.1 million OSOs to employees in December 2000. Included in the grant were 2.1 million OSOs that vest 25% after six months with the remaining 75% vesting after 18 months. These OSOs and all additional OSOs granted after March 1, 2001 are exercisable immediately upon vesting and have a four-year life.

     The fair value recognized under SFAS No. 123 for the approximately 11.5 million OSOs awarded to participants during the nine months ended September 30, 2001 was approximately $190 million. The Company recognized $58 million and $174 million of compensation expense for the three and nine months ended September 30, 2001, respectively, for OSOs granted since 1999. In addition to the expense recognized, $2 million and $8 million of non-cash compensation was capitalized for the three and nine months ended September 30, 2001, respectively, for employees directly involved in the construction of the network and development of business support systems. As of September 30, 2001, the Company had not reflected $141 million of unamortized compensation expense in its financial statements for OSOs granted previously. The Company recognized $46 million and $133 million of expense for the three and nine months ended September 30, 2000, respectively, for OSOs outstanding at September 30, 2000. In addition to the expense recognized, the Company capitalized $2 million and $6 million of non-cash compensation for the three and nine months ended September 30, 2000, respectively.

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

     C-OSO awards were made to eligible employees employed on the date of the grant. The awards were made in September 2000, December 2000 and September 2001. The awards granted in 2000 vest over three years as follows: 1/6 of each grant at the end of the first year, a further 2/6 at the end of the second year and the remaining 3/6 in the third year. The September 2001 award vests in equal quarterly installments over three years. Each award is immediately exercisable upon vesting. Awards expire four years from the date of the grant.

     The fair value recognized under SFAS No. 123 for the approximately 4.8 million C-OSOs awarded to participants during the nine months ended September 30, 2001 was approximately $36 million. The Company recognized $15 million and $41 million of compensation expense for the three and nine months ended September 30, 2001, respectively for C-OSOs awarded. In addition to the expense recognized, $1 million and $3 million of non-cash compensation was capitalized for the three and nine months ended September 30, 2001, respectively for employees directly involved in the construction of the network and development of business support systems. As of September 30, 2001, the Company had not reflected $90 million of unamortized compensation expense in its financial statements for C-OSOs awarded.

     The Company recognized $4 million of noncash expense for the three and nine months ended September 30, 2000 for C-OSOs outstanding at September 30, 2000. In addition to the expense recognized, the Company capitalized less than $1 million of compensation for the three and nine months ended September 30, 2000.

Shareworks and Restricted Stock

     The Company recorded $5 million and $14 million of non-cash compensation expense for the three and nine months ended September 30, 2001, respectively, related to the Shareworks and restricted stock programs. In addition to the expense recognized, $1 million and $2 million of non-cash compensation was capitalized for the three and nine months ended September 30, 2001, respectively, for employees directly involved in the construction of the network and development of business support systems. The non-cash compensation expense for the Shareworks and restricted stock programs was $5 million and $13 million for the three and nine months ended September 30, 2000, respectively. The Company also capitalized $1 million and $2 million of noncash compensation for the same three and nine month periods in 2000.

     As of September 30, 2001, the Company had not reflected unamortized compensation expense of $22 million for Shareworks and restricted stock granted in prior years in its financial statements.


10.   Industry and Segment Data

     SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets. The Company's reportable segments include: communications, information services, and coal mining. Other primarily includes the CPTC, equity investments, and other corporate assets and overhead not attributable to a specific segment.


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

     The information presented in the tables following includes information for three and nine months ended September 30, 2001 and 2000 for all income statement and cash flow information presented, and as of September 30, 2001 and December 31, 2000 for all balance sheet information presented. Revenue and the related expenses are attributed to foreign countries based on where services are provided.

     Industry and geographic  segment  financial  information  follows.  Certain
prior  year   information   has  been   reclassified  to  conform  to  the  2001
presentation.

                                                        Information        Coal
(dollars in millions)                 Communications     Services         Mining          Other            Total

Three Months Ended September 30, 2001
Revenue:
     North America...............         $    278       $    28         $    20         $     6        $     332
     Europe......................               38             2              -                -               40
     Asia........................                3             -              -                -                3
                                              ----          ----            ----            ----             ----
                                          $    319       $    30         $    20         $     6        $     375
                                          ========       =======         =======         =======        =========
EBITDA:
     North America...............         $     (6)      $    3          $    5          $    (2)       $      -
     Europe......................              (13)           1               -               -               (12)
     Asia........................              (12)           -               -               -               (12)
                                               ----        ----            ----              ----            ----
                                          $    (31)      $    4          $    5          $    (2)       $     (24)
                                          ========       ======          ======          =======        =========

Capital Expenditures:
     North America...............         $    283       $    3          $    1          $     1        $     288
     Europe......................                6            -               -                -                6
     Asia........................               76            -               -                -               76
                                              ----         ----            ----             ----             ----
                                          $    365       $    3          $    1          $     1        $     370
                                          ========       ======          ======          =======        =========

Depreciation and Amortization:
     North America...............         $    245       $    3          $    1          $     1        $     250
     Europe......................               58            -               -                -               58
     Asia........................                6            -               -                -                6
                                               ----        ----            ----             ----             ----
                                          $    309       $    3          $    1          $     1        $     314
                                          ========       ======          ======          =======        =========


Nine Months Ended September 30, 2001
Revenue:
     North America...............         $    910       $   84          $    66         $    18         $  1,078
     Europe......................              118           10               -               -               128
     Asia........................                7            -               -               -                 7
                                              ----         ----             ----             ----            ----
                                          $  1,035       $   94          $    66         $    18         $  1,213
                                          ========       ======          =======         =======         ========
EBITDA:
     North America...............         $   (183)      $    7          $    17         $     2         $   (157)
     Europe......................              (70)           2               -               -               (68)
     Asia........................              (35)           -               -               -               (35)
                                               ----        ----             ----            ----             ----
                                          $   (288)      $    9          $    17         $     2         $   (260)
                                          ========       ======          =======        ========         ========

Capital Expenditures:
     North America...............         $  1,983       $   13          $     4        $      1         $   2,001
     Europe......................              157            -                -               -               157
     Asia........................              164            -                -               -               164
                                              ----         ----             ----            ----              ----
                                          $  2,304       $   13          $     4        $      1         $   2,322
                                          ========       =======         =======         =======         =========


Depreciation and Amortization:
     North America...............         $    691       $     9         $     2        $     4          $     706
     Europe......................              159             1               -              -                160
     Asia........................               16             -               -              -                 16
                                              ----          ----            ----           ----               ----
                                          $    866       $    10         $     2        $     4          $     882
                                          ========       =======         =======        =======          =========



                                                         Information       Coal
(dollars in millions)                   Communications     Services       Mining         Other            Total

Three Months Ended September 30, 2000
Revenue:
     North America...............         $    238       $    27         $    50        $     6          $    321
     Europe......................               17             3               -              -                20
     Asia........................               -              -               -              -                 -
                                              ----          ----            ----           ----              ----
                                          $    255       $    30         $    50        $     6          $    341
                                          ========       =======         =======        =======          ========

EBITDA:
     North America...............         $    (84)      $     3         $    22        $     6          $    (53)
     Europe......................              (32)            1               -              -               (31)
     Asia........................              (11)            -               -              -               (11)
                                               ----          ----           ----           ----              ----
                                          $   (127)      $     4         $    22        $     6          $    (95)
                                          ========       =======         =======        =======          ========


Capital Expenditures:
     North America...............         $  1,145       $     4         $    -         $    -           $  1,149
     Europe......................              182             1              -              -                183
     Asia........................               80             -              -              -                 80
                                              ----          ----            ----           ----              ----
                                          $  1,407       $     5         $    -         $   -            $  1,412
                                         =========       =======           =====           ====           ========


Depreciation and Amortization:
     North America...............         $    131       $     8         $     1        $    3           $    143
     Europe......................               21             -               -             -                 21
     Asia........................               -              -               -             -                  -
                                              ----          ----            ----          ----               ----
                                          $    152       $     8         $     1        $    3           $    164
                                          ========       =======         =======        ======           ========


Nine Months Ended September 30, 2000
Revenue:
     North America...............         $    463       $    75         $   146        $   17           $    701
     Europe......................               42             9               -             -                 51
     Asia........................               -              -               -             -                  -
                                              ----         ----             ----           ----              ----
                                          $    505       $    84         $   146        $   17           $    752
                                          ========       =======         =======        =======          ========


EBITDA:
     North America...............         $   (321)      $     6         $   65         $    5           $   (245)
     Europe......................              (89)            2              -              -                (87)
     Asia........................              (24)            -              -              -                (24)
                                              ----          ----           ----           ----               ----
                                          $   (434)      $     8         $   65         $    5           $   (356)
                                          ========       =======         ======         ======           ========

Capital Expenditures
     North America...............         $   3,383      $     7         $     4        $    -           $   3,394
     Europe......................               936            1               -             -                 937
     Asia........................               119            -               -             -                 119
                                               ----          ----           ----          ----                ----
                                          $   4,438      $     8         $     4        $    -           $   4,450
                                          =========      =======         =======         =====            =========


Depreciation and Amortization:
     North America...............         $    316       $    14         $     4        $    5           $     339
     Europe......................               51             1               -             -                  52
     Asia........................                -             -               -             -                   -
                                              ----          ----            ----          ----                ----
                                          $    367       $    15         $     4        $    5           $     391
                                          ========       =======         =======        ======           =========


                                                         Information      Coal
(dollars in millions)                Communications       Services       Mining          Other           Total

Identifiable Assets
---------------------------------
September 30, 2001
     North America...............         $  8,972        $   79        $   327        $  2,548       $  11,926
     Europe......................            1,832             7              -              35           1,874
     Asia........................              383             -              -              68             451
                                              ----          ----           ----            ----            ----
                                          $ 11,187        $   86        $   327        $  2,651       $  14,251
                                         =========        ======        =======        ========       =========

December 31, 2000
     North America...............         $  8,197        $   78        $   310        $  4,009       $  12,594
     Europe......................            1,877             9              -             107           1,993
     Asia........................              304             -              -              28             332
                                              ----          ----           ----            ----            ----
                                          $ 10,378        $   87        $   310        $  4,144       $  14,919
                                          ========        ======        =======        ========       =========

Long-Lived Assets
--------------------------------
September 30, 2001
     North America...............         $  8,469         $  52         $   17         $   447       $  8,985
     Europe......................            1,709             2              -               -          1,711
     Asia........................              407             -              -               -            407
                                              ----           ----          ----            ----           ----
                                          $ 10,585         $  54         $   17         $   447       $ 11,103
                                          ========         =====         ======         =======       ========

December 31, 2000
     North America...............         $  7,640         $  49         $   15         $   217       $  7,921
     Europe......................            1,633             3              -               -          1,636
     Asia........................              317             -              -               -            317
                                              ----          ----           ----            ----           ----
                                          $  9,590         $  52         $   15         $   217       $  9,874
                                          ========         =====         ======         =======       ========


Product information for the Company's communications segment follows:

                                                                   Reciprocal
(dollars in millions)                              Services       Compensation        Dark Fiber           Total

Communications Revenue
-------------------------------------------
Three Months Ended September 30, 2001
     North America..........................        $    192         $    26          $    60          $    278
     Europe.................................              38               -                -                38
     Asia...................................               3               -                -                 3
                                                        ----            ----             ----              ----
                                                    $    233         $    26          $    60          $    319
                                                    ========         =======          =======          ========

Nine Months Ended September 30, 2001
     North America..........................        $    531         $   103          $   276          $    910
     Europe.................................             118               -                -               118
     Asia...................................               7               -                -                 7
                                                        ----            ----             ----              ----
                                                    $    656         $   103          $   276          $  1,035
                                                    ========         =======          =======          ========

Three Months Ended September 30, 2000
     North America..........................        $    118         $    18          $   101          $    237
     Europe.................................              18               -                -                18
     Asia...................................               -               -                -                 -
                                                         ----           ----             ----              ----
                                                    $    136         $    18          $   101          $    255
                                                    ========         =======          =======          ========

Nine Months Ended September 30, 2000
     North America..........................        $    285         $    40          $   137          $    462
     Europe.................................              43               -                -                43
     Asia...................................               -               -                -                 -
                                                        ----            ----             ----              ----
                                                    $    328         $    40          $   137          $    505
                                                    ========         =======          =======          ========

     The majority of North American revenue consists of services and products delivered within the United States. The majority of European revenue consists of services and products delivered within the United Kingdom.

     The following information provides a reconciliation of EBITDA to loss from continuing operations for the three and nine months ended September 30, 2001 and 2000 (dollars in millions):



                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,

                                                        2001            2000               2001             2000

EBITDA  .                                            $   (24)         $  (95)            $  (260)        $  (356)
Depreciation and Amortization Expense........           (314)           (164)               (882)           (391)
Non-Cash Compensation Expense................            (82)            (61)               (244)           (158)
Impairment Charges...........................              -               -                 (61)              -
                                                        ----             ----               ----            ----
   Loss from Operations......................           (420)           (320)             (1,447)           (905)
Other Income (Expense).......................           (111)            (41)               (350)            (28)
Income Tax Benefit...........................              -              10                   -              30
Extraordinary Gain on Debt
   Extinguishments, net......................              94              -                  94              -
                                                         ----           ----                ----            ----
Net Loss.....................................        $   (437)        $ (351)            $(1,703)        $  (903)
                                                     ========         ======             =======         =======

11.   Related Party Transactions

     Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 2001 and 2000. These projects include the U.S. intercity network, local loops and gateway sites, and the Company's corporate headquarters in Colorado. Kiewit provided approximately $662 million and $1,322 million of construction services related to these projects in the first nine months of 2001 and 2000, respectively.

     Level 3 also receives certain mine management services from Kiewit. The expense for these services was $1 million and $4 million for the three and nine months ended September 30, 2001, respectively, and is recorded in selling, general and administrative expenses. The expense for these services was $8 million and $24 million for the three and nine months ended September 30, 2000, respectively.

     In September 2000, the Company sold its entire interest in Walnut Creek Mining Company to Kiewit for $37 million. The sale resulted in a pre-tax gain of $22 million to the Company.

12.   Other Matters

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


13.   Subsequent Events

     On September 10, 2001, the Company announced that its first tier, wholly owned subsidiary, Level 3 Finance, LLC was commencing a "Modified Dutch Auction" tender offer for a portion of the Company's senior debt and convertible debt securities. Under the "Modified Dutch Auction" procedures, Level 3 Finance accepted tendered notes in each offer in the order of the lowest to the highest tender prices specified by the tendering holders within the applicable price range for the applicable series of notes (see table below.) The tender offer for each series of notes expired on October 22, 2001.

     On October 23, 2001, Level 3 announced that Level 3 Finance had purchased Company debt with a face value of approximately $1.7 billion, plus accrued interest, if applicable, for a total purchase price of approximately $731 million. The net gain on the extinguishment of the debt, including transaction costs and unamortized debt issuance costs, is estimated to be approximately $935 million and will be recorded as an extraordinary item in the fourth quarter of 2001.

                                                          Maximum         Purchase         Actual         Actual
                                                          Principal        Price          Principal      Weighted
                                                         Amount at       Range per         Amount         Average
                                                      Maturity Sought      $1,000         Repurchased     Purchase
                                                       ($ millions)      Principal       ($millions)     Price/$1,000


     Senior Notes (9.125%)...........................      $   725      $350 -  $450         $ 570          $450
     Senior Notes (11%)..............................          450       380 -   480           359           480
     Senior Discount Notes (10.5%)...................          125       210 -   250           125           210
     Senior Euro Notes (10.75%)......................          267       370 -   440           136           440
     Senior Discount Notes (12.875%).................          100       150 -   180           100           150
     Senior Euro Notes (11.25%)......................          178       370 -   440           173           440
     Senior Notes (11.25%)...........................          150       370 -   460           121           460
     Convertible Subordinated Notes (due 2010).......          325       190 -   220            71           220
     Convertible Subordinated Notes (due 2009).......          525       190 -   220            80           220
                                                              ----                            ----
                                                           $ 2,845                         $ 1,735
                                                           =======                         =======



     Assumes 1Euro = .89 USD

     On October 25, 2001, the Company announced that due to the continued economic uncertainty, it was implementing certain additional cost management initiatives, specifically targeting general and administrative expenses, and continuing its efforts to further reduce capital expenditures and network expenses. The Company expects to reduce its global work force by approximately 750 additional employees, primarily during the fourth quarter of 2001 through a combination of work force reductions and attrition. Level 3 expects to record a significant charge in the fourth quarter associated with the work force reduction. These actions are intended to bring expenses and capital expenditures in line with existing revenue levels.

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

Recent Developments

Recent Accounting Developments

     In June 1998, the Financial Accounting Standards Board, ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.
Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge designated by the transaction. The Company currently makes minimal use of derivative instruments as defined by SFAS No. 133. Derivative instruments, as defined by SFAS No. 133, held by the Company at September 30, 2001 include an interest rate cap with a market value of less than $1 million. The Company did not designate the interest rate cap as part of a hedge transaction. The adoption of SFAS No. 133 has not had a material effect on the Company's results of operations or its financial position.

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

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning January 1, 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the fair value of the goodwill must be assessed at least annually for impairment using a fair value based test. Goodwill attributable to equity method investments will also no longer by amortized but is still subject to impairment analysis using existing guidance for equity method investments. The Company does not believe the adoption of SFAS No. 142 will have a material impact on the Company's results of operations or its financial position.

     In June 2001, the FASB also approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will be effective for the Company beginning on January 1, 2003. The Company is currently evaluating the impact, if any, of SFAS No. 143 on its results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Disposal or Impairment of Long-Lived Assets" ("SFAS No. 144"), which is effective for the Company on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, but retains its requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and
(b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. It removes goodwill from its scope and, therefore, eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. It also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for possible future cash flows. It requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. In these situations, SFAS No. 144 requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The Company continues to monitor and review long-lived assets for possible impairment in accordance with SFAS No.
121. Since SFAS No. 144 retains similar requirements for recognizing and measuring any impairment loss, the fact that the Company will adopt SFAS No. 144 effective January 1, 2002, is not expected to have a significant effect on the Company's procedures for monitoring and reviewing long-lived assets for possible impairment.

Results of Operations 2001 vs. 2000

     Revenue for the respective periods ended September 30, is summarized as follows (in millions):

                                                        Three Months Ended          Nine Months Ended
                                                          September 30,               September 30,

                                                        2001          2000          2001          2000

         Communications...........................      $319          $255       $ 1,035          $505
         Information Services.....................        30            30            94            84
         Coal Mining..............................        20            50            66           146
         Other ...................................         6             6            18            17
                                                        ----          ----          ----          ----
                                                        $375          $341       $ 1,213          $752
                                                        ====          ====       =======          ====


     Communications  revenue  for the three  months  ended  September  30,  2001 increased 25% compared to the same period in 2000. Included in total communications revenue of $319 million, was $233 million of services revenue and $60 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999 for which sales type lease accounting was used. Also, included in total communications revenue for the quarter was $26 million attributable to reciprocal compensation. Communications revenue for the third quarter of 2000 was comprised of $136 million of services revenue, $101 million of dark fiber revenue and $18 million of reciprocal compensation. The increase in services revenue from 2000 was primarily due to growth in both existing customers as well as new customer contracts. Due to the current economic conditions of the telecommunications industry, the Company has experienced a significant increase in the number of customers terminating service in 2001. These terminations will result in slower growth of service revenue for the remainder of the year. The decrease in dark fiber revenue reflects the substantial completion of the intercity network during the second quarter of 2001. Dark fiber revenue in the third quarter of 2001 includes $18 million of revenue attributable to segments delivered to a customer in the second quarter of 2001. The revenue attributable to these segments was deferred as the customer had approached Level 3 about returning the dark fiber in exchange for purchasing other services. The subsequent negotiations with the customer in the third quarter did not result in the return of the dark fiber; therefore, the Company recognized the deferred revenue in the statement of operations. Dark fiber revenue is expected to decline further in the fourth quarter of 2001, as the last remaining segments are delivered to customers. The increase in reciprocal compensation in the third quarter of 2001 is a result of the Company receiving regulatory approval from several states regarding its agreements with SBC Communications and Bell South. These agreements established a rate structure for transmission and switching services provided by one carrier to complete or carry traffic originating on another carrier's network. It is the Company's policy not to recognize revenue from these agreements until the relevant regulatory authorities approve the agreements.

     Communications revenue increased during the first nine months of 2001 by 105% compared to the same period in 2000. Included in total communications revenue of $1,035 million for the nine months ended September 30, 2001 was $656 million of services revenue, $276 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999 for which sales type lease accounting was used and $103 million attributable to reciprocal compensation. Communications revenue for the nine months ended September 30, 2000 was comprised of $328 million of services revenue, $137 million of dark fiber revenue and $40 million of reciprocal compensation.

     Information services revenue, which is comprised of applications and outsourcing businesses, remained consistent at $30 million for the three months ended September 30, 2001 and 2000, and increased from $84 million in the nine months ended September 30, 2000 to $94 million for the same period in 2001. The nine month increase is primarily attributable to outsourcing revenue which increased to $64 million for the nine months ended September 30, 2001 compared to $46 million for the same period in 2000. The increases in outsourcing revenue for the respective periods are primarily due to new long-term contracts signed in the last half of 2000. Revenue attributable to the applications business declined due to the expiration of certain contracts.

     The communications business generated Cash Revenue of $395 million during the three months ended September 30, 2001. The Company defines Cash Revenue as communications revenue plus changes in cash deferred revenue during the respective period. Communications Cash Revenue reflects up front cash or other communications assets received for dark fiber and other capacity sales that are recognized over the term of the contract under GAAP. This increase is a result of growth in service revenue provided to existing customers and new customer contracts and cash collections from those customers. Communications Cash Revenue was $365 million for the three months ended September 30, 2000. Cash Revenue is not intended to represent revenue under GAAP.

     Cash Revenue for the nine months ended September 30, 2001 was $1.694 billion, an increase from $777 million for the same period in 2000. This increase can be attributed to the growth in both services provided to existing customers as well as new customer contracts, and cash collections from those customers.

     Coal mining revenue decreased $30 million in the third quarter of 2001 compared to the same period in 2000. Coal mining revenue for the first nine months of 2001 was $66 million compared to $146 million for the same period in 2000. These decreases in revenue are primarily attributable to the expiration of long-term coal contracts with Commonwealth Edison, the sale of the Company's interest in Walnut Creek Mining Company in September 2000 and the deferral of certain 2001 coal customer purchase commitments to the latter part of the year.

     Other revenue for the three and nine months ended September 30, 2001 was comparable to the respective periods in 2000 and is primarily attributable to California Private Transportation Company, L.P. ("CPTC"), the owner-operator of the SR91 tollroad in southern California.

     Cost of Revenue for the third quarter 2001 was $150 million, representing a 25% decrease over third quarter 2000 cost of revenue of $199 million. This decrease is a result of the continued migration of customers off of leased capacity to the Company's network and a decrease in the costs associated with dark fiber sales. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 62% during the quarter ended September 30, 2000 to 36% during the same period of 2001. The cost of revenue for the nine months ended September 30, 2001 was $629 million, an increase from $483 million for the same period in 2000. Cost of revenue for the nine months ended September 30, 2001 for the communications business, as a percentage of revenue, was 50% as compared to 72% during the same period of 2000. The decreases for both periods can again be attributed to the migration of customer traffic from a leased network to the Company's own operational network and increased margins on segments delivered to dark fiber customers for which revenue is recognized as a sales type lease.

     The cost of revenue for the information services businesses, as a percentage of its revenue, was 70% for the third quarter of 2001, and 74% for the nine months ended September 30, 2001 and approximates the figures for the respective periods in 2000. The cost of revenue for the coal mining business, as a percentage of revenue, was 70% for the third quarter of 2001 up from 42% for the same period in 2000. Cost of revenue for the coal mining business, as a percentage of revenue, was 68% for the nine months ended September 30, 2001 as compared to 40% for the same period in 2000. The increases related to coal are attributable to the expiration of high margin long-term coal contracts in 2000.

     Depreciation and Amortization expenses for the quarter were $314 million, a 91% increase from the third quarter 2000 depreciation and amortization expenses of $164 million. Depreciation and amortization expenses for the nine months ended September 30, 2001 were $882 million, a 126% increase from $391 million for the respective period in 2000. Included in depreciation expense for the three and nine months ended September 30, 2001 is $10 million and $45 million, respectively, for the impairment charge on the corporate facility the Company has elected to dispose. The Company also included in depreciation expense in the third quarter of 2001, $20 million of impairments related to a transatlantic submarine system completed by a consortium of telecommunications companies for which the Company has determined the cost is not fully recoverable due to the decline in the prices of transoceanic bandwidth. The remaining increases are a direct result of the communications assets placed in service in the latter part of 2000 and during the nine months ended September 30, 2001, including gateways, local networks and intercity segments.

     Selling, General and Administrative expenses were $331 million in the three months ended September 30, 2001, an 11% increase over the third quarter 2000. Excluding noncash compensation expenses of $82 million and $61 million from the 2001 and 2000, respectively, operating expenses would have increased 5% from the prior year. This increase is attributable to higher professional fees, facility related costs, and systems maintenance expenses, partially offset by declines in travel, mine management services and recruiting expenses. The increase in non-cash compensation is predominantly due to the C-OSOs granted in 2000 and 2001. Selling, general and administrative costs for the remainder of 2001 are expected to remain consistent or decline slightly from third quarter 2001 levels due to the further reduction in force announced in October 2001.

     Selling, general and administrative expenses were $1,038 million in the nine months ended September 30, 2001, a 33% increase over the respective period of 2000. This increase is primarily attributable to the factors identified above. Increases in cash and non-cash compensation, facility related expenses and bad debt expenses were partially offset by declines in travel expenses and mine management fees.

     Restructuring and Impairment Charges of $101 million were recorded in the second quarter of 2001. The Company announced that due to the duration and severity of the economic slowdown for the telecommunications industry, it was reducing its revenue and EBITDA forecasts for 2001 and 2002. In conjunction with this revised revenue outlook, the Company also announced that it would be necessary to reduce operating expenses in an effort to be in a position to benefit when the economy recovers. As a result of this action, the Company reduced its global work force during the second and third quarters by approximately 1,400 employees, primarily in the communications business and recorded a restructuring charge of $40 million. The restructuring charge is comprised of $35 million for staff reduction costs and $5 million for real estate lease termination costs. The Company had previously recorded a $10 million charge for a workforce realignment action taken in the first quarter. In total, the Company has paid $33 million in severance and fringe benefit costs as of September 30, 2001 for both of these actions. The remaining cash expenditures relating to the workforce reduction and the lease terminations are expected to be substantially paid by the end of 2001.

     Level 3 expects to record a significant charge in the fourth quarter of 2001 associated with the further work force reduction announced on October 25, 2001.

     An impairment charge of $61 million was recorded in June 2001 related to the restructuring. As part of the restructuring announcement, the Company also announced that it was reducing and reprioritizing capital expenditures. The capital reprioritization resulted in certain telecommunications assets being identified as excess or impaired. As a result, the Company recorded a non-cash impairment charge of $61 million representing the excess of the carrying value over the fair value of these assets. The value of the excess equipment was based on recent cash sales of similar equipment. The impaired assets were written-off, as the Company does not expect to utilize them to generate future cash flows.

     As required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company continues to monitor and review long-lived assets for possible impairment as events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. To the extent events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, and an impairment charge is deemed necessary, the impact on the Company's results of operations or its financial position could be material.

     EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and impairment charges) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA declined to a loss of $24 million in the third quarter of 2001 from a $95 million loss for the same period in

2000. EBITDA for the nine months ended September 30, 2001 was a loss of $260 million as compared to $356 million loss for the same period in 2000. Excluding the two restructuring charges recorded in the first half of 2001, EBITDA would have been a loss of $210 million for the nine months ended September 30, 2001. These improvements were predominantly due to the higher margins earned by the communications business.

     Adjusted EBITDA, as defined by the Company, is EBITDA as defined above plus the change in cash deferred revenue and excluding the non-cash cost of goods sold associated with certain capacity sales and dark fiber contracts. For the quarter ended September 30, 2001, Adjusted EBITDA was $73 million compared to $57 million for the same period in 2000. For the nine months ended September 30, 2001, Adjusted EBITDA was $551 million compared to a loss of $25 million for the same period in 2000. These increases, in addition to the higher margins noted above, can be attributed to up-front payments received from customers for multi-year contracts.

     EBITDA and Adjusted EBITDA are not intended to represent operating cash flow for the periods indicated and are not GAAP. See Consolidated Statement of Cash Flows.

     Interest Income was $34 million for the third quarter of 2001, a decline of $53 million compared to the third quarter of 2000. The decrease is primarily attributable to the average cash and marketable securities balance declining from $5.8 billion during the three month period ending September 30, 2000 to $2.9 billion for the three month period ended September 30, 2001. In February 2000, the Company raised approximately $5.5 billion in cash through debt and equity offerings. The Company has subsequently utilized these proceeds to fund its business plan. In addition, the weighted average interest rate on the portfolio decreased by approximately 150 basis points for the three months ended September 30, 2001 from the same period in 2000. Interest income for the nine months ending September 30, 2001 and 2000 was $142 million and $255 million, respectively. The decrease is again attributable to an approximately 40% decline in the average portfolio balance and an approximately 60 basis point decline in the weighted average interest rate earned on the portfolio. The Company expects interest income to continue to decline in the fourth quarter of 2001 primarily due to utilization of funds to repurchase debt, pay operating expenses and fund capital expenditures. Pending utilization of the cash, cash equivalents and marketable securities, the Company invests the funds primarily in government and government agency securities. The investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Company's business plan.

     Interest Expense, net increased to $183 million from $64 million in the third quarter of 2001 compared to the respective period in 2000. Interest expense increased due to the commercial mortgages entered into the latter half of 2000 and the additional credit facility draws in the first quarter of 2001. The amortization of the related debt issuance costs also contributed to the increased interest expense in 2001. Additionally, the increase can be attributed to a decrease in the amount of interest capitalized in the third quarter of 2001 as compared to the same period in 2000. The Company completed a significant portion of the network and other communications related facilities during the last year, therefore reducing the amount of interest capitalization. Capitalized interest was $1 million in the third quarter of 2001 and $106 million in the third quarter of 2000. Partially offsetting these increases, was the retirement of $169 million of convertible subordinated debt in August of this year and lower variable interest rates attributable to the Secured Credit facility and GMAC mortgage.

     Interest expense, net for the first nine months of 2001 was $495 million as compared to $195 million for the same period in 2000. In addition to the explanations provided above, interest expense increased in the nine months ended September 30, 2001 as compared to the respective period in 2000 due to the debt offerings completed in late February 2000. Capitalized interest was $58 million in the nine months ended September 30, 2001 and $263 million for the same period in 2000.

     Interest expense is expected to decline in future periods as a result of the convertible subordinated debt repurchased during the third quarter of 2001 and the senior debt and convertible debt securities repurchased in the "Modified Dutch Auction" completed in October of this year. These transactions will
reduce   annualized   interest   expense  and  cash  interest   expense  by
approximately $175 million and $155 million, respectively.

     Equity in Earnings (Losses) of Unconsolidated Subsidiaries was $5 million in the third quarter of 2001, compared to loss of $70 million for the same period in 2000. The equity losses in 2000 are predominantly attributable to RCN Corporation, Inc. ("RCN"). RCN is a facilities-based provider of communications services to the residential markets primarily on the East and West coasts as well as in Chicago and the largest regional Internet service provider in the Northeast. RCN is incurring significant costs in developing its business plan. The Company's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN during the fourth quarter of 2000. Level 3 does not have additional financial commitments to RCN; therefore it only recognizes equity losses equal to its investment in RCN. The Company will not record any equity in RCN's future profits, until unrecorded equity losses have been offset. The Company, as of September 30, 2001, had unrecorded equity losses attributable to RCN of $327 million. Since RCN did not become profitable in the third quarter of 2001, the Company did not record any previously unrecorded losses attributable to RCN. Additionally, the Company recorded $5 million and $- million of equity earnings for the three month periods ended September 30, 2001 and 2000, respectively, related to the investment in Commonwealth Telephone Enterprises, Inc.

     Equity in earnings of Commonwealth was $7 million for the nine months ended September 30, 2001. Equity losses and earnings attributable to RCN and Commonwealth during the nine months ended September 30, 2000, were losses of $190 million and earnings of $4 million, respectively.

     Gain on Equity Investee Stock Transactions was $95 million for the nine months ended September 30, 2000, respectively. Specifically, RCN issued stock for certain transactions, which diluted the Company's ownership interest. The pre-tax gains resulted from the increase in the Company's proportionate share of RCN's net assets related to these transactions. The Company did not record any gains on equity investee stock transactions during 2001 due to the suspended equity losses attributable to RCN.

     Other, net increased to a $33 million gain in the third quarter of 2001 from a $6 million gain in the same period of 2000. Other, net is primarily comprised of the $27 million of income recognized when divine, Inc. agreed to release Level 3 from a deferred revenue obligation in 2001. In 2000, the Company recognized a gain of $22 million from the sale of Walnut Creek Mining Company and a loss of $17 million from the other-than temporary decline in the value of investments.

     Other, net decreased from a gain of $3 million for the nine month period ended September 30, 2000 to a loss of $4 million for the same period in 2001. In addition to the income from divine described above, the Company recorded a charge for an other-than temporary change in the value of investments of $37 million during the first and second quarters of 2001. Additionally, the Company recorded a loss of $15 million in 2001 related to losses on certain asset disposals and $14 million of realized gains from the sale of marketable securities denominated in foreign currency.

     Income Tax Benefit for the three and nine months ended September 30, 2001 was zero as a result of the Company exhausting the taxable income in the carryback period in 2000, and that it is unable to determine when the tax benefits attributable to the net operating losses will be realizable. The tax benefit for 2000 differs from the statutory rate due to the limited availability of taxable income in the carryback period for which current year losses can be offset. In 2000, Level 3 recognized a portion of the expected annual benefit equal to the ratio of pre-tax loss for the period to the total estimated loss for the year.

     Extraordinary Gain on Debt Extinguishment was $94 million for the three and nine months ended September 30, 2001. The Company purchased $169 million of its convertible subordinated notes during the three month period ending September 30, 2001. The Company issued approximately 14.3 million shares of its common stock worth approximately $61 million in exchange for the debt. The net gain on the extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $103 million. Offsetting this gain were $9 million of prepayment expenses CPTC incurred to refinance its development and construction debt.

     Level 3 expects to recognize an extraordinary gain of approximately $935 million in the fourth quarter of 2001 as a result of the Modified Dutch Auction completed in October 2001.

Financial Condition - September 30, 2001

     The Company's working capital decreased from $3.1 billion at December 31, 2000 to $1.6 billion at September 30, 2001 due primarily to the use of available funds in payment of selling, general and administrative expenses, interest expense and construction of the Level 3 network. Proceeds from the Senior Secured Credit Facility borrowings in the first quarter increased working capital.

     Cash provided by operations decreased from $512 million in the nine months September 30, 2000 to $157 million in the same period of 2001. Fluctuations in the components of working capital are primarily responsible for the decline. Reductions in accounts payable and lower income tax refunds were partially offset by an increase in deferred revenue and lower receivable balances.

     Investing activities include using the proceeds from the first quarter Senior Secured Credit Facility draws and cash on hand to purchase $1.1 billion of marketable securities and complete approximately $2.3 billion of capital expenditures, primarily for the communications network. The Company also realized $2.8 billion of proceeds from the sales and maturities of marketable securities and $47 million of proceeds from the sale of certain operating assets and construction equipment.

     Financing activities in 2001 consisted primarily of the net proceeds of $636 million from the first quarter 2001 Senior Secured Credit Facility draws for the telecommunications business. CPTC received $125 million of net cash from its refinancing and repaid long-term debt of $114 million. In addition, Level 3, in a noncash transaction, exchanged approximately $169 million of its convertible subordinated notes for approximately $61 million of its common stock.

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

     The continued development of the communications business will require significant expenditures. These expenditures may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. The Company's capital expenditures in connection with its business plan were approximately $2.3 billion during the first nine months of 2001. The majority of the spending was for construction of the U.S. and European intercity networks, certain local networks in the U.S. and Europe, and the transoceanic cable network. Through September 30, 2001, the total cost of the Level 3 network by region, including intercity and metropolitan networks, optronic and other transmission equipment, transmission facilities including gateway facilities and the regions allocated portion of undersea cables was $9.1 billion for North America, $1.7 billion for Europe and $0.5 billion for Asia. Total capital expenditures for 2001 are expected to be approximately $2.7 billion. The Company's capital expenditures are expected to decline as construction of its North American and European networks are now substantially complete, and the remainder of the Company's initial build-out in Asia will be completed during 2002. The substantial majority of the Company's ongoing capital expenditures are expected to be success-based, or tied to incremental revenue. The Company estimates that its base capital expenditures, excluding success-based capital expenditures, will total approximately $200 million in 2002.

     The cash and marketable securities already on hand and the undrawn commitments of $650 million at September 30, 2001 under the expanded Senior Secured Credit Facility, provided Level 3 with approximately $3.2 billion of funds available at the end of the third quarter 2001. The Company's current liquidity, cash flows from committed contracts for communications services and anticipated future cash flows from operations should be sufficient to fund the currently committed portions of the business plan through free cash flow breakeven.

     The Company currently estimates that the implementation of the business plan from its inception through free cash flow breakeven will require approximately $13 billion to $14 billion on a cumulative basis. The Company also currently estimates that its operations will reach free cash flow breakeven without a requirement for additional financing. The timing of free cash flow breakeven will be a function of revenue and cash revenue growth as well as the Company's management of network, selling, general and administrative, and capital expenditures. The Company's successful debt and equity offerings have given the Company the ability to implement the committed portions of the business plan. However, if additional opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan, in January 2001 the Company filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depositary shares. This shelf filing, in combination with the remaining availability under a previously existing universal shelf registration statement, will allow Level 3 to offer an aggregate of up to $3.156 billion of additional securities to fund its business plan.

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

     In connection with the implementation of the Company's business plan, management continues to review the existing businesses, including portions of its communications business, to determine how those businesses will assist with the Company's focus on delivery of communications services and reaching cash flow breakeven. To the extent that certain businesses are not considered to be compatible with the delivery of communication services or with obtaining cash flow breakeven objectives, the Company may exit those businesses. It is possible that the decision to exit these businesses could result in the Company not recovering its investment in the businesses, and in those cases, a significant charge to earnings could result.

     On July 26, 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. During 2001, various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes have traded at discounts to their respective face or accreted amounts. As of September 30, 2001, the Company had exchanged approximately $169 million of its convertible subordinated debt for shares of its common stock valued at approximately $61 million.


     On September 10, 2001, the Company announced that its first tier, wholly owned subsidiary, Level 3 Finance, LLC was commencing a "Modified Dutch Auction" tender offer for a portion of the Company's senior debt and convertible debt securities. On October 23, 2001, Level 3 Finance announced that it had repurchased debt, with a face value of approximately $1.7 billion, plus accrued interest, if applicable, for a total purchase price of approximately $731 million. The net gain on the extinguishment of the debt, including transaction costs and unamortized debt issuance costs, is estimated to be approximately $935 million and will be recorded as an extraordinary item in the fourth quarter of 2001.

     Level 3 is aware that the various issuances of its outstanding senior notes, senior discount notes and convertible subordinated notes continue to trade at discounts to their respective face or accreted amounts. In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, Level 3 or its affiliates may, from time to time, purchase these outstanding debt securities for cash or exchange shares of Level 3 common stock for these outstanding debt securities pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in open market or privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Market Risk

     Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to interest rate risk increased due to the $1.375 billion Senior Secured Credit Facility entered into by the Company in September 1999, the additional $400 million added to the Senior Secured Credit Facility during the first quarter of 2001 and the commercial mortgages entered into in 2000. As of September 30, 2001, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $233 million under the commercial mortgages. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages. The weighted average interest rate based on outstanding amounts under these variable rate instruments of $1.4 billion at September 30, 2001, was approximately 6.7%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 7.7%), would increase annual interest expense of the Company by approximately $14 million. In an effort to reduce the risk of increased interest rates related to the Lehman commercial mortgage, in January 2001 the Company entered into an interest rate cap agreement. The terms of the agreement provide that the net interest expense related to the Lehman commercial mortgage will not exceed 8% plus the original spread. The agreement therefore caps the LIBOR portion of the interest rate at 8%. At September 30, 2001, the Company had $6.5 billion of fixed rate debt bearing a weighted average interest rate of 9.27%. A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements require the Company to repurchase the debt at specified premiums. The Company has reduced its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock or cash. As a result of the Modified Dutch Auction completed on October 22, 2001, the Company was able to reduce its fixed rate debt outstanding to $4.8 billion. The Company continues to evaluate other alternatives to limit interest rate risk.

     Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments was approximately $479 million at September 30, 2001, which is significantly higher than their carrying value of $112 million. The Company does not currently have plans to dispose of these investments, however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $96 million decrease in fair value of these investments. The
Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

     The Company's business plan includes developing and constructing telecommunications assets in Europe and Asia. As of September 30, 2001, the Company had invested significant amounts of capital in both regions and will continue to expand its presence in Europe and Asia throughout 2001. The Company issued Euro 800 million in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries. Due to the historically low exchange rates involving the U.S. Dollar and the Euro during the fourth quarter of 2000, Level 3 elected to set aside the remaining Euros received from the debt offerings. During the third quarter of 2001, Level 3 elected to start funding its current European investing and operating activities with the Euros that had previously been set aside. Other than the issuance of the Euro denominated debt and the holding of the Euros, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

          None

     (b) On July 27, 2001, the Company filed a Current Report on Form 8-K announcing that it had amended its credit agreement to permit Level 3 to acquire certain of its outstanding indebtedness in exchange for shares of its common stock.

               On September 10, 2001 and  September 25, 2001,  the Company filed
          Current Reports on Form 8-K disclosing that its wholly owned subsidiary had taken actions with respect to a Modified Dutch Auction tender offer for Level 3 senior notes and convertible subordinated notes and that Level 3 had posted on its web site certain "Questions and Answers" relating to the tender offers commenced by its subsidiary, Level 3 Finance, LLC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    LEVEL 3 COMMUNICATIONS, INC.


Dated: November 14, 2001                                  \s\ Eric J. Mortensen
                                                          ---------------------
                                                              Eric J. Mortensen
                                                     Vice President, Controller
                                               and Principal Accounting Officer