Form 10-K
period 2001-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2002-03-19
CIK 794323

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

                                       OR
 _
/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Title                                            Outstanding
Common Stock, par value $.01 per share           392,676,814 as of March 8, 2002


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

     Portions of the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K


(End of cover)

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

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements include, among others, statements concerning:

     o the Company's communications and information services business, its advantages and the Company's strategy for implementing the business plan;

     o anticipated growth and recovery of the communications and information services industry;

     o plans to devote significant management time and capital resources to the Company's business;

     o expectations as to the Company's future revenues, margins, expenses and capital requirements;

     o    anticipated  dates on which the Company will begin  providing  certain
          services  or  reach  specific   milestones  in  the   development  and
          implementation of its business; and

     o    other   statements  of   expectations,   beliefs,   future  plans  and
          strategies, anticipated developments and other matters that are not historical facts.

     These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent Level 3 from achieving its stated goals include, but are not limited to, the Company's failure to:

     o achieve and sustain profitability based on the implementation of its advanced, international, facilities based communications network based on optical and Internet Protocol technologies;

     o    overcome significant early operating losses;

     o    produce sufficient capital to fund its business;

     o develop financial and management controls, as well as additional controls of operating expenses as well as other costs;

     o    attract and retain qualified management and other personnel;

     o successfully complete commercial testing of new technology and Company information systems to support new products and services, including voice transmission services;

     o ability to meet all of the terms and conditions of the Company's debt obligations;

     o    negotiate new and maintain existing peering agreements; and

     o    develop  and  implement   effective   business   support  systems  for
          processing customer orders and provisioning.

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

ITEM 1. BUSINESS

     Level 3 Communications, Inc. and its subsidiaries ("Level 3" or the "Company") engage in the communications, information services and coal mining businesses through ownership of operating subsidiaries and substantial equity positions in public companies. In late 1997, the Company announced the business plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international, facilities based communications network based on Internet Protocol technology (the 'Business Plan").

     The Company is a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created, generally by constructing its own assets, but also through a combination of purchasing and leasing of facilities, the Level 3
Network - an advanced, international, facilities based communications network. The Company has designed the Level 3 Network to provide communications services, which employ and leverage rapidly improving underlying optical and Internet Protocol technologies.

     Market and Technology Opportunity. The Company believes that ongoing technology advances in both optical and Internet Protocol technologies are revolutionizing the communications industry and will facilitate rapid decreases in unit costs for communications service providers that are able to most effectively leverage these technology advances. Service providers that can effectively leverage technology advances and rapidly reduce unit costs will be able to offer significantly lower prices, which, the Company believes, will drive substantial increases in the demand for communications services. The Company believes that there are two primary factors driving this market dynamic, which it refers to as "Silicon Economics":

     o Rapidly Improving Technologies. Over the past few years, both optical and Internet Protocol based networking technologies have undergone extremely rapid innovation, due, in large part, to market based development of underlying technologies. This rapid technology innovation has resulted in both a rapid improvement in price-performance for optical and Internet Protocol systems, as well as rapid improvement in the functionality and applications supported by these technologies. The Company believes that this rapid innovation will continue well into the future.

     o High Demand Elasticity. The Company believes rapid decreases in communication services costs and prices causes the development of new bandwidth-intensive applications, which drive even more significant increases in bandwidth demand. In addition, communications services are direct substitutes for other, existing modes of information distribution such as traditional broadcast entertainment and distribution of software, audio and video content using physical media delivered over motor transportation systems. The Company believes that as communications services improve more rapidly than these alternative content distribution systems, significant demand will be generated from these sources. The Company believes that high elasticity of demand from both these new applications and substitution for existing distribution systems will continue for the foreseeable future.

          In connection with the Company's belief that communications services are direct substitutes for other, existing modes of information distribution, on March 13, 2002, the Company completed the acquisition of CorpSoft, Inc., which conducts its business under the name Corporate SoftwareSM. Corporate Software is a major distributor, marketer and reseller of business software. Based in Norwood, Massachusetts, Corporate Software is an industry leader in the field of software marketing, procurement and license management. It is a leading distributor of software products from Microsoft(R), IBM/Lotus
          (R), Novell(R), Sun Microsystems (R), Computer Associates (R), Symantec (R) and 200 other software publishers, and serves more than 5,000 business customers in 128 countries.

          The Company believes that communications price performance will improve more rapidly than computing and data storage price performance and, as a result, companies will, over time, seek information technology operating efficiency by purchasing software functionality and data storage as commercial services procured over a broadband networks such as the Level 3 Network.

          Level  3  believes   that  the   combination   of  Level  3's  network
          infrastructure,   and  Corporate   Software's  expertise  in  software
          lifecycle management and marketing, as well as strong customer relationships, will position Level 3 to benefit as companies change the manner in which they buy and use software capability.

     The Company also believes that there are several significant implications that result from this Silicon Economics market dynamic:

     o Incorporating Technology Changes. Given the rapid rate of improvement in optical and Internet Protocol technologies, those communications service providers that are most effective at rapidly deploying new technologies will have an inherent cost and service advantage over companies that are less effective at deploying these new technologies.

     o Capital Intensity. The rapid improvements in these technologies and the need to move to new technologies more quickly results in shortened economic lives of underlying assets. To achieve the rapid unit cost reductions and improvements in service capabilities, service providers must deploy new generations of technology sooner, resulting in a more capital-intensive business model. Those providers with the technical, operational and financial ability to take advantage of the rapid advancements in these technologies are expected to have higher absolute capital requirements, shortened asset lives, rapidly decreasing unit costs and prices, rapidly increasing unit demand and higher cash flows and profits.

     o Industry Structure. As a result of the rapid innovation in the underlying technology, the communications industry is visibly shifting from a utility model to a technology model. Just as in the computing industry, where market-based standards and rapid price performance improvements have existed for over 20 years, it is extremely difficult for a single communications company to be best-of-class across a wide variety of disciplines in a rapidly changing environment. Rather, an opportunity exists for companies to focus on areas in which they have significant competitive advantages and develop significant market share in a disaggregated industry structure.

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

     o Combine Latest Generations of Fiber and Optical Technologies. In order to achieve unit cost reductions for transmission capacity, Level 3 has designed its network with multiple conduits to deploy successive generations of fiber to exploit improvements in optical transmission technology. Optimizing optical transmission systems to exploit specific generations of fiber optic technology currently provides transmission capacity on the new fiber more cost effectively than deploying new optical transmission systems on previous generations of fiber.

     o Offer a Comprehensive Range of Communications Services. The Company provides a comprehensive range of communications services over the Level 3 Network. The Company is offering broadband transport services under the brand name (3)LinkSM, colocation services under the brand name (3)CenterSM Colocation, MPLS based private networks under the brand name

          (3)PacketSM  MPN,  Internet  access  services  under  the  brand  name
          (3)CrossroadsSM,  and Softswitch  based services under the brand names
          (3)ConnectSM Modem and (3)VoiceSM. The availability of these services varies by location.

     o Provide Upgradeable Metropolitan Backbone Networks. Level 3's significant investment in metropolitan optical networks enables the Company to connect directly to points of traffic aggregation. These traffic aggregation facilities are typically locations where Level 3's customers wish to interconnect with the Level 3 Network. Level 3's metropolitan backbone networks allow Level 3 to extend its network services to these aggregation points at low costs. The Company has constructed metropolitan networks totaling approximately 14,200 conduit miles and approximately 777,000 fiber miles in the United States, and approximately 3,500 conduit miles and approximately 154,000 fiber miles in Europe. The Company believes that these metropolitan networks are a significant strategic advantage versus other intercity communications companies that must connect to customers using potentially high cost, low capacity, legacy facilities provided by former local monopoly providers. This difficult situation is sometimes referred to as the "local loop bottleneck".

     o    Provide  Colocation  Facilities.   Level  3  believes  that  providing
          colocation services on its network attracts communications intensive customers by allowing Level 3 to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third-party networks and improved network performance. Therefore, Level 3 believes that controlling significant colocation facilities in its Gateways provides it with a competitive advantage.

          As of December 31, 2001, Level 3 had secured approximately 5.8 million square feet of space for its Gateway and colocation facilities and had completed the buildout of approximately 3.3 million square feet of this space.

     o Target Communications Intensive Customers. The Company's distribution strategy is to utilize a direct sales force focused on communications intensive businesses. These businesses include both traditional and next generation carriers, ISPs, application service providers, content providers, systems integrators, web-hosting companies, media distribution companies, web portals, eCommerce companies, streaming media companies, storage providers and wireless communications providers. Providing communications services at continually declining bandwidth costs and prices is at the core of the Company's market enabling strategy since bandwidth generally represents a substantial portion of these businesses' costs.

     o Utilize Optimization Technologies. In order to effectively manage its business in a rapidly changing environment, Level 3 has assembled an operations research team that has developed and continues to refine a set of sophisticated non-linear, mixed integer optimization models. The objective for these models is to maximize the net present value of the Company's cash flows given relevant constraints. These tools are designed to assist Level 3 in determining optimal pricing for its services, in determining demand forecasts based on price elasticity, in optimizing network design based on optimal topology and optronics configuration, in optimizing network implementation based on optimal timing of capacity installation, in optimizing the timing of introducing new technologies and in determining long-term network requirements. The Company believes that its optimization proficiency and technology provides the Company a competitive advantage.

     o Provide Seamless Interconnection to the Public Switched Telephone Network (the "PSTN"). The Company offers (3)VoiceSM long distance service, which allows the seamless interconnection of the Level 3 Network with the PSTN for long distance voice transmissions. Seamless interconnection allows customers to use Level 3's Internet Protocol based services without modifying existing telephone equipment or dialing procedures (that is, without the need to dial access codes or follow other similar special procedures). The Company's (3)ConnectSM Modem turnkey modem infrastructure service uses similar Softswitch technology to seamlessly interconnect to the PSTN and to the public Internet.

     o Develop Advanced Business Support Systems. The Company has developed and continues to develop a substantial, scalable and web-enabled business support system infrastructure specifically designed to enable the Company to offer services efficiently to its targeted customers. The Company believes that this system will reduce its operating costs, give its customers direct control over some of the services they buy from the Company and allow the Company to grow rapidly while minimizing redesign of its business support systems.

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

     Competitive Advantages. The Company believes that it has the following competitive advantages that, together with its strategy, will assist it in implementing the Business Plan:

     o Experienced Management Team. Level 3 has assembled a management team that it believes is well suited to implement the Business Plan. Level 3's senior management has substantial experience in leading the development and marketing of communications and information technology products and services and in designing, constructing and managing intercity, metropolitan and international networks.

     o A More Readily Upgradeable Network Infrastructure. Level 3's network design takes advantage of recent technological innovations, incorporating many of the features that are not present in older communication networks, and provides Level 3 flexibility to take advantage of future developments and innovations. Level 3 has designed the transmission network to optimize all aspects of fiber and optronics simultaneously as a system to deliver the lowest unit cost to its customers. As fiber and optical transmission technology changes, Level 3 expects to realize new unit cost improvements by deploying the latest fiber in available empty or spare conduits in the multiple-conduit Level 3 Network. Each new generation of fiber enables associated optical transmission equipment to be spaced further apart and carry more traffic than the same equipment deployed on older generations of fiber. The Company believes that the spare conduit design of the Level 3 Network will enable Level 3 to lower costs and prices while enjoying higher margins than its competitors.

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

     o On-Net Transport Activation Process ("ONTAPSM"). Level 3 has developed ONTAP - an automated process to significantly shorten the time period between receipt of a customer's order and the installation of that order. Most industry participants install a customer's order over a several week and often several month process. Through the use of ONTAP, Level 3 is able to reduce that installation time interval significantly. Level 3 is able to provision or install a customer's capacity order in a matter of days rather than the industry standard of weeks or even months. In general, using ONTAP, Level 3 is able to install a customer's private line or wavelength service that is on the Level 3 network within 10 calendar days. In addition, ONTAP provides a customer with: immediate verification that the requested capacity is available on the Level 3 network and a confirmed delivery date. As a result, a customer can more closely tie its capacity purchases to its actual demand rather than having to forecast future demand in advance to meet a competitor's much longer installation interval.

     o Online Customer Service Center. Level 3 provides its customers with access to a web-enabled, self service application - the Online Customer Service Center or Online CSC. The Online CSC provides Level 3's customers with online direct access to the same internal systems used by Level 3's staff. The Online CSC features include: ability to request new or additional services, review order status, review and modify the customer's profile and review the most up to date Level 3 product information. The Online CSC also provides various reports for Level 3's (3)CrossroadsSM, (3)Connect ModemSM and (3)PacketSM Usage reports. In addition, through the Online CSC, a customer is able to create new repair tickets, view open repair tickets and view a 90-day history of closed repair tickets.

     o Prefunded Business Plan. Level 3 believes that it has prefunded its Business Plan through free cash flow breakeven through approximately $14 billion in cumulative debt and equity capital raised to date. As a result, Level 3 believes that it has lower financial risk relative to certain other communications service providers.

The Level 3 Network.

     The Level 3 Network is an advanced, international, facilities based communications network. Today, the Company provides its services over its own facilities. Through 2000, the Company primarily offered its communications services using local and intercity facilities that had been leased from third parties. This enabled the Company to develop and offer certain of its services during the construction of its own facilities. Today, the Company's network encompasses:

     o    an intercity network covering nearly 16,000 miles in North America;

     o    leased or owned local networks in 57 North American markets;

     o    an intercity network covering approximately 3,600 miles across Europe;

     o    leased or owned local networks in 9 European markets;

     o approximately 5.8 million square feet of Gateway and transmission facilities in North America and Europe; and

     o    a 1.28 Tbps transatlantic cable system.

     Intercity Networks. The Company's nearly 16,000 mile fiber optic intercity network in North America consists of the following:

     o Multiple conduits connecting approximately 200 North American cities. In general, Level 3 has installed groups of 10 to 12 conduits in its intercity network. The Company believes that the availability of spare conduit will allow it to deploy future technological innovations in optical networking components as well as providing Level 3 with the flexibility to offer conduit to other entities.

     o Initial installation of optical fiber strands designed to accommodate dense wave division multiplexing transmission technology. In addition, the Company believes that the installation of newer optical fibers will allow a combination of greater wavelengths of light per strand, higher transmission speeds and longer physical spacing between network electronics. The Company also believes that each new generation of optical fiber will allow increases in the performance of these aspects network design and will therefore enable lower unit costs.

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

     North America. During the first quarter of 2001, the Company completed its construction activities relating to its North American intercity network. Also during 2001, the Company completed the migration of customer traffic from its original leased capacity network to the Company's completed North America intercity network. During 2000, the Company had substantially completed the construction of this intercity network. Deployment of the North American intercity network was accomplished through simultaneous construction efforts in multiple locations, with different portions being completed at different times. The Company has completed construction of 15,889 route miles of its North American intercity network. All route miles of the North American intercity network are operational.

     Europe.  In  Europe,  the  Company  has  completed   construction  of,  its
approximately 3,600 route mile fiber optic intercity network with characteristics similar to those of the North American intercity network in a two Ring architecture. During 2000, the Company completed the construction of both Ring 1 and Ring 2 of its European network. Ring 1, which is approximately 1,800 miles, connects the major European cities of Paris, Frankfurt, Amsterdam, Brussels and London and was operational at December 31, 2000. Ring 2, which is approximately 1,600 miles, connects the major German cities of Berlin, Cologne, Dusseldorf, Frankfurt, Hamburg, Munich and Stuttgart. Ring 2 became operational during the first quarter of 2001.

     During 2001, the Company announced an expansion of its European operations to 8 additional cities. The additional European cities include: Karlsruhe, Cologne and Stuttgart, Germany; Milan, Italy; Zurich and Geneva, Switzerland; Madrid, Spain; and Stockholm, Sweden. The Company anticipates that it will be operational in these additional cities by the end of the second quarter 2002.
The Company intends to expand to these additional locations through the acquisition of available capacity from other carriers in the region.

     Level 3's European network is linked to the Level 3 North American intercity network by the Level 3 transatlantic 1.28 Tbps cable system, which was also completed and placed into service during 2000. The transatlantic cable system - referred to by the Company as the Yellow system - has an initial capacity of 320 Gbps and is upgradeable to 1.28 Tbps. The deployment of Yellow was complete pursuant to a co-build agreement announced in February 2000, whereby Global Crossing Ltd. participated in the construction of, and obtained a 50% ownership interest in, Yellow. Under the co-build agreement, Level 3 and Global Crossing Ltd. each now separately own and operate two of the four fiber pairs on Yellow. Level 3 also acquired additional capacity on Global Crossing Ltd.'s transatlantic cable, Atlantic Crossing 1, during 2000 to serve as redundant capacity for its fiber pairs on Yellow.

     Asia. The Company established an Asia Pacific headquarters in Hong Kong in 1999, and during 2000 the Company completed and opened Gateway facilities in Tokyo and Hong Kong. In January 2000, Level 3 announced its intention to develop and construct a Northern Asia undersea cable system initially connecting Hong Kong and Japan. The Hong Kong-Japan cable was intended to be the first stage of the Company's construction of an undersea network in the region. At that time, the Company indicated its intention to share construction and operating expenses of the system with one or more industry partners. In December 2000, the Company signed an agreement to collaborate with FLAG Telecom on the development of the Northern Asia undersea cable system connecting Hong Kong, Japan, Korea and Taiwan.

     During the fourth quarter of 2001 the Company announced the disposition of its Asian operations in a sale transaction with Reach, Ltd. Although the Company believed that Asia represented an attractive longer-term investment opportunity, given current volatile market and economic conditions the Company determined that it was necessary to focus its resources, both capital and managerial on the immediate opportunities provided by the Company's operational assets in North America and Europe. This transaction closed on January 18, 2002. As a result of the Reach transaction, the Company expects to reduce its future cash obligations by approximately $300 million.

     As part of the agreement, the Reach and the Company agreed that Level 3 will provide capacity and services to Reach over Level 3's North American intercity network, and Level 3 will buy capacity and services from Reach in Asia. This arrangement will allow Level 3 to continue to service its customer base with capacity needs in Asia and provide Reach access to a the Level intercity networks in North America and Europe. Additionally, the Company is maintaining a sales group in Asia to serve its global customers and Asian-based carriers with capacity needs in North America and Europe.

     Local Market Infrastructure. The Company's local facilities include fiber optic networks connecting Level 3's intercity network Gateway sites to ILEC and CLEC central offices, long distance carrier points-of-presence ("POPs"), buildings housing communication-intensive end users and Internet peering and transit facilities. Level 3's high fiber count metropolitan networks allow the Company to extend its services directly to its customers' locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks.

     The Company had secured approximately 5.8 million square feet of space for its Gateway and transmission facilities as of December 31, 2001 and had completed the buildout of approximately 3.3 million square feet of this space. The Company's initial Gateway facilities were designed to house local sales staff, operational staff, the Company's transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate (3)CenterSM Colocation services - that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to the Level 3 Network generally through dual, fault tolerant connections. The Company's newer facilities are typically larger than the Company's initial facilities and were designed to include a smaller percentage of total square feet for the Company's transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet for the provision of
(3)CenterSM Colocation services. The Company is offering its (3)LinkSM Transport services, (3)CenterSM Colocation services, (3)CrossroadsSM services,
(3)ConnectSM Modem services and (3)VoiceSM services at its Gateway sites. The availability of these services varies by location.

     As of December 31, 2001, the Company had operational, facilities based local metropolitan networks in 27 U.S. markets and nine European markets. Also as of December 31, 2001, the Company had entered into interconnection agreements with RBOCs covering 58 North American markets.

     The Company has negotiated master leases with several CLECs and ILECs to obtain leased capacity from those providers so that the Company can provide its customers with local transmission capabilities before its own local networks are complete and in locations not directly accessed by the Company's owned facilities.

     At March 8, 2002, the Company had a total of 66 markets in service: 57 in the United States and nine in Europe. In the United States, the Company markets in service include:

Albany          Hartford        New York        Salt Lake City
Atlanta         Houston         Newark          San Antonio
Austin          Jacksonville    Oakland         San Diego
Baltimore       Indianapolis    Omaha           San Francisco
Boston          Jersey City     Orlando         San Jose
Buffalo         Kansas City     Orange County   San Luis Obispo
Charlotte       Las Vegas       Philadelphia    Seattle
Chicago         Long Island     Phoenix         St. Louis
Cincinnati      Los Angeles     Pittsburgh      Stamford
Cleveland       Louisville      Portland        Tampa
Dallas          Mancester       Princeton       Washington, D.C.
Denver          Memphis         Providence      Wilmington
Detroit         Miami           Raleigh
El Paso         Nashville       Richmond
Fort Worth      New Orleans     Sacramento

         In Europe, the markets in service include:

         Amsterdam              Hamburg
         Berlin                 London
         Brussels               Munich
         Dusseldorf             Paris
         Frankfurt

Products and Services

     Level 3 offers a comprehensive range of communications services, including the following:

     o Transport Services. The Company's transport services are branded "(3)LinkSM" and consist of (3)LinkSM Global Wavelengths, (3)LinkSM Private Line services, (3)LinkSM Dark Fiber and (3)PacketSM MPN.

          |_| (3)LinkSM Global Wavelength. Level 3 is offering (3)Link Global Wavelengths - a point-to-point connection of a fixed amount of bandwidth on a particular wavelength or color of light. Currently,(3)Link Global Wavelength is available at 2.5GBps and 10GBps. This product is targeted to those customers that require both significant amounts of bandwidth and desire to provide their own traffic protection schemes. The approach enables customers to build and manage a network by deploying their own SONET, ATM or IP equipment at the end points where the wavelength is delivered.
               (3)Link Global Wavelength services are typically offered through short term, annual and long-term pre-paid leases.

          |_| (3)LinkSM Private Line services. (3)Link Private Line services consist of a fixed amount of dedicated bandwidth between fixed locations for the exclusive use of the customer. These services are offered with committed levels of quality and with network protection schemes included. (3)Link Private Line services are currently priced at a fixed rate depending upon the distance between end points and the amount of bandwidth required. These services are typically offered through short term, annual and long-term pre-paid contracts. The Company is offering the following types of private line services:

               o (3)LinkSM Private Line - U.S. Intercity Services. Level 3 provides this transport service over its North American intercity network. Available transmission speeds include DS-3, OC-3, OC-12 and OC-48.

               o (3)LinkSM Private Line - Metro Services. Level 3 provides this service within a metropolitan area. This service is provided in three categories: Metro Access Stand-alone - a metro circuit is installed from a customer site to a colocation cabinet in a Level 3 Gateway in that city; Metro Point to Point - a circuit is installed between two of a customers' sites by passing through the Level 3 Gateway in that city; and Metro Access - a circuit is installed from the customer's location to access backbone services that are located within the Level 3 Gateway. Available transmission speeds include DS-3, OC-3, OC-12 and OC-48.

               o (3)LinkSM Private Line - International Services. Level 3 provides this private line service between two locations on a point to point basis that cross an international boundary. This service can be installed between two customer points-of-presence where each point is located within a Level 3 Gateway facility. The service is available between mainland Europe and the United Kingdom and the United States. Available transmission speeds depends upon the country locations, but range from DS-1 to OC-48.

               o (3)LinkSM Unprotected Private Line. Level 3 provides this private line service between two locations on a point to point basis on an unprotected basis - that is, without any network protection scheme. As this product is offered as an unprotected service, (3)Link Unprotected Private Line provides a customer with cost advantages when a customer desires to purchase private line capacity without a network protection scheme for purposes of creating a meshed network or for adding additional capacity or protection to the customer's existing network. Available transmission speeds for this product are either OC-3/STM-1 or OC-12/STM-4.

          |_| (3)LinkSM Dark Fiber. Level 3 offers long-term leases of dark fiber and conduit along its local and intercity networks on a long-term basis. Customers can lease dark fiber and conduit in any combination of three ways: (1) segment by segment, (2) full ring or (3) the entire Level 3 Network. Level 3 offers colocation space in its Gateway and intercity re-transmission facilities to these customers for their transmission electronics.

     o    Colocation and Gateway Services.

          |_| (3)CenterSM Colocation. The Company offers high quality, data center grade space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment.

               At its colocation sites, the Company offers high-speed, reliable connectivity to the Level 3 Network and to other networks, including both local and wide area networks, the PSTN and Internet. Level 3 also offers customers AC/DC power, emergency back-up generator power, HVAC, fire protection and security. These sites are monitored and maintained 24 hours a day, seven days a week.

               As of December 31, 2001, Level 3 offered (3)Center Colocation in 74 facilities in 66 markets located in the United States and Europe. Level 3 believes that its ability to offer both metropolitan and intercity communications services to its
               (3)Center Colocation customers provides it with an advantage over its competitors, because(3)Center Colocation customers often spend a substantial portion of their operating expenses on communications services. This service is typically offered through annual and long-term contracts.

     o (3)PacketSM MPN. (3)Packet MPN or (3)Packet MPLS Private Networks is an MPLS-based data transport service that offers Ethernet access into Level 3's managed wide area network. The Company is currently developing (3)Packet MPN to allow for ATM and Frame Relay access as well.

          Customers can purchase ports in any Level 3's markets in North America or Europe to build virtual connections between ports and create a customized network solution. (3)Packet MPN, which is a product that is billed based on a customer's usage, is designed to allow communications-intensive customers to deploy and manage traffic over a virtual private network, enabling them to access capacity as usage demand dictates. This flexibility can decrease network costs and is a highly scaleable alternative to traditional transport services. These services are typically offered through short-term or annual contracts.

     o (3)CrossRoadsSM. (3)CrossRoads is a high quality, high speed Internet access product offering. The service is offered in a variety of capacities - 100BaseT, GigE, DS-1, DS-3, OC-3 and OC-12 - using a variety of interfaces including Ethernet and SONET. A unique feature of the service is Destination Sensitive Billing or DSB. Through DSB,
          (3)CrossRoads customers pay for bandwidth based on the destination of their traffic. DSB customers pay for either "Sent" or "Received" bandwidth, but not both.

          Level 3 believes that the combination of Destination Sensitive Billing with metropolitan and intercity networks and significant colocation space is a competitive advantage and that this accounts for the rapid market acceptance of (3)CrossRoads to date. These services are typically offered through short-term and annual contracts.

     o Softswitch Services. Level 3 has pioneered and developed the Softswitch - a distributed computer system that emulates the functions performed by traditional circuit switches enabling Level 3 to control and process telephone calls over an Internet Protocol network. Currently, Level 3 is offering two Softswitch based services:
          (3)ConnectSM Modem and (3)VoiceSM. These services are typically offered through short-term, annual and long-term contracts.

          |_| (3)ConnectSM Modem. The Company is offering to its (3)Connect Modem customers an outsourced, turn-key infrastructure solution for the management of dial up access to either the public Internet or a corporate data network. (3)Connect Modem was the first service offered by the Company that used Softswitch technology to seamlessly interconnect to the PSTN. ISPs comprise a majority of the customer base for (3)Connect Modem and are provided a fully managed dial up network infrastructure for access to the public Internet. Corporate customers that purchase
               (3)Connect Modem services receive connectivity for remote users to support data applications such as telecommuting, e-mail retrieval, and client/server applications.

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

               At end of the fourth quarter 2001, the Company's (3)Connect Modem product was processing approximately 11.3 billion minutes per month, representing an approximately 31% increase from the end of the third quarter 2001.

          |_| (3)VoiceSM Services. The Company also offers (3)Voice, an Internet Protocol based long distance service, which uses Softswitch technology. This long distance service is currently available for originating long distance calls in 24 markets and is generally targeted at carriers. The end users of the Company's
               (3)Voice carrier customers place a long distance call by using existing telephone equipment and dialing procedures. The local service provider transfers the call to the Level 3 Softswitch where it is converted to Internet Protocol format. The call is then transmitted along the Level 3 Network to another Level 3 Gateway facility closest to the receiving city where it is sent to the called party in whatever format is desired, including a standard telephone call. Calls on the

               Level 3 Softswitch network can be terminated or completed anywhere in North America. The (3)Voice long distance service is offered at a quality level equal to that of the traditional telephone network.

     Corporate Software. On March 13, 2002, Level 3 announced that it had completed the previously disclosed acquisition of CorpSoft, Inc., which conducts its business under the name Corporate SoftwareSM. Corporate Software is a major distributor, marketer and reseller of business software. Based in Norwood, Massachusetts, Corporate Software is an industry leader in the field of software marketing, procurement and license management. It is a leading distributor of software products from Microsoft(R), IBM/Lotus(R), Novell(R), Sun Microsystems(R), Computer Associates(R), Symantec(R) and 200 other software publishers, and serves more than 5,000 business customers in 128 countries.

     Corporate Software uses a Software Asset Management ("SAM") approach to maximize a customer's return on its software investments. Corporate Software provides its customers with the following software management services:

     o License Contract Management Services. This service includes: central coordination of license agreements; contract management business practices and back-office capabilities to unify and coordinate volume purchasing and enterprise wide software agreements including Microsoft EA and Select agreements; ability to process and manage contract to meet cyclical increases in demand through the year; the ability to measure, report and monitor worldwide contacts in support of contractual obligations of clients to Microsoft; and manage commitment levels, product pools, pricing and contract dates and renewals.

     o Management Tracking & Reporting. This service includes: fundamental reporting abilities that directly support license management and sales activities; order management system allowing the tracking of procurement from most general (parent company) to most specific (ship-to-location); combined with cost-allocation data, reports can be inputted directly into customer's data warehouse for optimal software asset management.

     o Order Management. This service includes: state-of-the-art ordering system to minimize ordering errors and help ensure compliance; and systems to assist a customer to order the correct right version of a software title on the correct operating system platform.

     o E-Procurement Services - CorpSoft Central. These services include: customized, Web-commerce solution that provides Microsoft customers immediate access to Microsoft software; features that include product pricing and availability based on site-specific enrollment, online ordering capability, real-time order status and tracking, customer reports, reduced returns, tracking of existing and deployed licenses reconciled to EA agreements, online invoices and license proofs, special order research capability, and online help and documentation; and visibility of license milestone for Microsoft Select agreements and "true up" counts for Microsoft EA agreements.

     Level 3 believes that, in part, the information technology industry has been shaped by data processing and data storage price-performance improvement rates that, until recently, have improved much more rapidly than communications price-performance improvement rates. As a result, enterprises have generally located computing and storage resources at the point of use. The Company believes that, over time, significant economies of scale can be obtained by commercial entities, which manage computing, operating system and software application resources, and which offer access to these resources to enterprises on a commercial basis.

     The Company believes that the combination of its continuously upgradeable network, and Corporate Software's expertise in software lifecycle management and strong customer relationship position, over time, will permit the Company to offer companies software functionality as a service available over the Level 3 network.

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

Distribution Strategy

     Communications Services. Level 3's sales strategy is to utilize a direct sales force focused on communications intensive businesses. These targeted businesses include both traditional and next generation carriers, ISPs, application service providers, content providers, systems integrators, web-hosting companies, streaming media companies, storage providers and wireless communications providers. Level 3 believes that these companies are the most significant drivers of bandwidth demand. The past distinctions between retail and wholesale have been blurred as these communications intensive businesses purchase Level 3 services, add value and then market to end-users. Bandwidth constitutes a significant portion of these companies' cost structure and their needs for bandwidth in many cases are growing at an exponential rate. Providing continually declining bandwidth costs to these companies is at the core of Level 3's market enabling strategy.

     Beginning in 2001, Level 3 changed its customer focus to the top 300 global users of bandwidth capacity. These top 300 global users tend to be financially more viable than certain Internet start-ups. The Company has in place policies and procedures to review the financial condition of potential and existing customers and concludes that collectibility is probable prior to commencement of services. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, the Company will not recognize revenue attributable to that customer until cash is received. Based on these policies and procedures, the Company believes its exposure to credit risk within the communications business and effect to the financial statements is limited. The Company is not immune from the affects of the downturn in the economy and specifically the telecommunications industry; however, the Company believes the concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company's customer base among geographic areas and remedies provided by terms of contracts and statutes. The Company estimates that approximately 25% of its recurring revenue base as of December 31, 2001, consists of financially weaker customers. Approximately 80% of this amount is expected to disconnect services during the first half of 2002.

     For the year ended December 31, 2001, approximately 53% of the Company's sales were to carriers, 30% were to internet service providers or ISPs, 11% were to content providers and 6% were to other types of customers. For the year ended December 31, 2001, no single customer accounted for more than 10% of the Company's consolidated total revenues.

     Corporate Software. In 2001, Corporate Software had more than 5,000 active customer accounts. Corporate Software's customer base includes corporations, government agencies, educational institutions, non-profit organizations and other business entities. Sales contracts with large customers for the procurement of products generally cover a one to three year period subject to the customers' rights to terminate the contract upon notice.

These contracts usually include provisions regarding price, availability, payment terms and return policies. Standard payment terms with Corporate Software's customers are generally net 30 days from the date of invoice.

     (i)Structure. (i)Structure's outsourcing sales are relationship oriented and (i)Structure has a team of ten Sales Directors within the United States. Sales activities are focused on new sales in geographic territories, major accounts, sales to existing customers and channel sales. To support outsourcing sales, (i)Structure partners with companies that provide integration and application services. The marketing activities of the company include: collateral, web marketing, industry conferences and direct marketing programs.

     (i)Structure also sells application software and related services through a small sales force that is geographically focused. Sales activities are focused on new sales in geographic territories, major accounts, sales to existing customers and channel sales. To support these sales (i)Structure partners with companies that provide integration and application services. The marketing activities of the company include: collateral, web marketing, industry conferences and direct marketing programs.

Business Support Systems

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

     o use of a tiered, client/server architecture that is designed to separate data and applications, and is expected to enable continued improvement of software functionality at minimum cost; and

     o    use  of  pre-developed  or  "shrink   wrapped"   applications,   where
          applicable, which will interface to Level 3's internally developed applications.

Interconnection and Peering

     As a result of the Telecom Act, properly certificated companies may, as a matter of law, interconnect with ILECs on terms designed to help ensure economic, technical and administrative equality between the interconnected parties. The Telecom Act provides, among other things, that ILECs must offer competitors the services and facilities necessary to offer local switched services. See "Regulation."

     As of December 31, 2001, the Company had entered into interconnection agreements covering 58 markets. The Company may be required to negotiate new or
renegotiate  existing   interconnection   agreements  as  Level  3
expands its operations in current and additional markets in the future and as existing agreements expire or are terminated.

     Peering agreements between the Company and ISPs are necessary in order for the Company to exchange traffic with those ISPs without having to pay transit costs. The Company is considered a Tier 1 Internet Service Provider and has settlement free peering arrangements with all ISPs in North America. In Europe, the Company has settlement free peering arrangements with all ISPs except one major Tier 1 ISP. The Company is currently negotiating settlement free peering arrangements with this ISP. The basis on which the large national ISPs make peering available or impose settlement charges is evolving as the provision of Internet access and related services has expanded.

Employee Recruiting and Retention

     As of December 31, 2001, Level 3 had 3,178 employees in the communications portion of its business and (i)Structure had approximately 549 employees, for a total of 3,727 employees. These numbers do not include the employees of Corporate Software, since this transaction closed on March 13, 2002. Corporate Software has approximately 800 employees worldwide. The Company believes that its ability to implement the Business Plan will depend in large part on its ability to attract and retain substantial numbers of additional qualified employees.

     In order to attract and retain highly qualified employees, the Company believes that it is important to provide (i) a work environment that encourages each individual to perform to his or her potential, (ii) a work environment that facilitates cooperation towards shared goals and (iii) a compensation program designed to attract the kinds of individuals the Company seeks and to align employees' interests with the Company's. The Company believes that its policies and practices help provide such a work environment. With respect to compensation programs, while the Company believes financial rewards alone are not sufficient to attract and retain qualified employees, the Company believes a properly designed compensation program is a necessary component of employee recruitment and retention. In this regard the Company's philosophy is to pay annual cash compensation, which, if the Company's annual goals are met, is moderately greater than the cash compensation paid by competitors. The Company's non-cash benefit programs (including medical and health insurance, life insurance, disability insurance, etc.) are designed to be comparable to those offered by its competitors. As economic conditions dictate, the Company reviews the structure of its compensation plans and may make adjustments to these plans as these conditions warrant.

     The Company believes that the qualified candidates it seeks place particular emphasis on equity-based long term incentive ("LTI") programs. The Company currently has two complementary programs: (i) the equity-based "Shareworks" program, which helps ensure that all employees have an ownership interest in the Company and are encouraged to invest risk capital in the Company's stock; and (ii) an innovative Outperform Stock Option ("OSO") program applicable to the Company's employees. The Shareworks program currently enables employees to contribute up to 7% of their compensation toward the purchase of restricted common stock, which purchases are matched one for one by the Company. If an employee remains employed by the Company for three years from the date of purchase, the shares that are contributed by the Company will vest. The shares that are purchased by the employee are vested at the time of purchase. The Shareworks program also provides that, subject to satisfactory Company performance, the Company's employees will be eligible annually for grants by the Company of its restricted common stock of up to a set percentage determined by the Compensation Committee of the Board of Directors of the employees' compensation, which shares will vest three years from the employee's initial grant date. For the year ended December 31, 2001, the Company granted to its eligible employees a 5% grant.

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

     The Company's OSO program is the primary component of Level 3's long term incentive, stock based compensation programs. The OSO program was designed by the Company so that its stockholders receive a market related return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program better aligns employees' and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the S&P 500 Index. The value received for options under the OSO plan is based on a formula involving a multiplier related to how much the Company's common stock outperforms the S&P 500 Index. Participants in the OSO program do not realize any value from options unless our common stock price outperforms the S&P 500 Index. To the extent that the Level 3 common stock outperforms the S&P 500, the value of OSOs to an option holder may exceed the value of NQSOs.

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

     C-OSO awards were made to eligible employees employed on the date of the grant. The awards were made in September 2000 and December 2000. Each award vests over three years as follows: 1/6 of each grant at the end of the first year, a further 2/6 at the end of the second year and the remaining 3/6 in the third year. Each award is immediately exercisable upon vesting. Awards expire four years from the date of the grant. In September 2001, the Company granted Special Convertible Outperform Stock Option ("Special COSO") to certain employees on the date of grant. Each Special COSO vests in equal quarterly installments over three years and is immediately exercisable upon vesting. Special COSOs expire four years from the date of grant.

     Subsequent to March 31, 1998 (the effective date of the separation of the Company's former construction business), the Company adopted the recognition provisions of SFAS No. 123. Under SFAS No. 123, the fair value of an OSO (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the OSO. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, they are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions. The adoption of SFAS No. 123 resulted in non-cash charges to operations of $314 million in 2001, $236 million in 2000 and $125 million in 1999 and will continue to result in non-cash charges to operations for future periods that the Company believes will also be material. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value estimated at the time of grant.

Competition

     Communications. The communications industry is highly competitive. Many of the Company's existing and potential competitors in the communications industry have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including larger customer bases. Increased consolidation and strategic alliances in the industry resulting from the Telecom Act, the opening of the U.S. market to foreign carriers, technological advances and further deregulation could give rise to significant new competitors to the Company.

     In recent years, competition has increased in all areas of Level 3's communications services market. The increased number of competitors and resulting investment in telecommunications networks has created a substantial oversupply of network capacity in the industry. While the Company believes that this oversupply condition is temporary, the oversupply has resulted in an intensely competitive environment forcing numerous competitors to curtail their business plans and, in a number of cases, to file for protection under bankruptcy or protection from creditor statutes. The Company's primary competitors are IXCs, ILECs, CLECs, ISPs and other companies that provide communications products and services. The following information identifies key competitors for each of the Company's product offerings.

     For transport services,  Level 3's key competitors in the United States are
other   facilities   based    communications    companies   including   Williams
Communications, Global Crossing, Qwest Communications, and

Broadwing. In Europe, the Company's key competitors are other carriers such as KPNQwest N.V., Telia International, Colt Telecom Group plc, WorldCom, and Global Crossing.

     The Company's key competitors for its (3)Connect Modem services are other providers of dial up Internet access including WorldCom, Genuity, Sprint, Qwest, ICG and AT&T. In addition, the key competitors for the Company's (3)Voice service offering are other providers of wholesale long distance communications services including AT&T, WorldCom, Sprint and certain RBOCs. The RBOCs are seeking authorizations to provide certain long distance services which will further increase competition in the long distance services market. See "- Regulation."

     Level 3's key competitors for its (3)Center Colocation services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. These companies include Cable & Wireless, Equinix, Switch & Data, Qwest Communications and Broadwing.

     For the Company's (3)Crossroads Internet access service, Level 3 competes with companies that include WorldCom, Genuity, Sprint, AT&T, Cable & Wireless, and Qwest.

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

     Corporate Software. The personal computer software market is intensely competitive. With respect to its business, Corporate Software faces competition from a wide variety of sources, including "software-only" resellers, hardware resellers and manufacturers and large systems integrators. Current competitors from the software-only reseller category would include Software Spectrum, ASAP Software and Softwarehouse International.

     Competitors also include hardware resellers and manufacturers. These companies compete in the large and mid-size organization markets with marketing efforts to provide customers with software and hardware services. Such competitors include Dell Computer Corporation and Compaq Computer Corporation, hardware manufacturers that also sell software, and systems integrators such as Compucom Systems, Inc. Many of these companies do have a global presence.

     The manner in which personal computer software products are distributed and sold is continually changing and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of Corporate Software, without utilizing services such as those provided by Corporate Software. In the past, direct sales from software publishers to end-users have not been significant, although end-users have traditionally been able to purchase upgrades directly from publishers. From time to time, some publishers have instituted programs for the direct sale of large order quantities of software to major corporate accounts, and Corporate Software anticipates that these types of transactions will continue to be used by various publishers in the future. Corporate Software could be adversely affected if major software publishers successfully implement or expand programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the resale channel. The licensing program changes recently announced by Microsoft are not expected to reduce the role of the reseller channel in the sale of Microsoft products. Corporate Software believes that the total range of services it provides to its customers cannot be easily substituted by publishers, particularly because publishers do not offer the scope of services or product offerings required by most of Corporate Software's customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to end-users without engaging Corporate Software to provide value-added services. If the resale channel's participation in volume license and maintenance agreements is reduced or eliminated, or if other methods of distribution of software become common, Corporate Software's business and financial results could be materially adversely affected. Corporate Software currently delivers a limited amount of software through electronic software distribution and intends to continue to participate in this method of software distribution as demand for this service by large organizations emerges and as communications technology improvements permit electronic software distribution to be made securely and efficiently.

     (i)Structure. The information technology infrastructure outsourcing market is highly competitive. There are few barriers to entry for new entrants with access to capital. Companies compete on reliability of their data centers, knowledge and competency of technical staff, quality of service and price. Large competitors have many resources available to them including longer operating history, name recognition, greater financial resources, large installed customer base and established industry relationships. These competitors may also be able to provide services outside of the data center, which can be used in pricing negotiations. (i)Structure prices competitively, but larger companies may be able to more effectively compete on price to obtain the potential customer's business.

     At present, (i)Structures's competitors in the information technology infrastructure outsourcing market include:

     o larger established computer outsourcing companies such as IBM Global Services, EDS, and Computer Sciences Corporation (CSC);

     o midsize companies or divisions of larger companies such as ACS, Acxiom, and Lockheed; and

     o enterprises that maintain their computer processing environments in-house.

     (i)Structure expects to offer application software services primarily in Europe. The market for these services is highly competitive and there are few barriers to entry. Companies are competing on the usefulness of their intellectual property, knowledge and competency of technical staff, quality of service and price. Large competitors have many resources available to them including longer operating history, name recognition, greater financial resources, large installed customer base and established industry relationships. At present, (i)Structure's competitors in the application software services market include European software development businesses and IT service companies such as S1 Inc., Bottomline Technologies, Inc. and Eontec.

Regulation

     The Company's  communications  and  information  services  business will be
subject  to  varying  degrees  of  federal,   state,   local  and  international
regulation.

          Pending Legislation

     On February 27, 2002, the U.S. House of Representatives approved The Internet Freedom and Broadband Deployment Act of 2001 (H.R. 1542), also known as the Tauzin-Dingell bill, by a count of 273-157. The legislation allows the Bell Operating Companies to offer in-region long distance data services without meeting the requirements of Section 271 of the Telecommunications Act of 1996. In addition, the legislation removes requirements that the RBOCs sell certain network elements, including line-sharing and fiber-fed local loops to competitive carriers. The Telecommunications Act of 1996 (1996 Act) requires RBOCs to open their networks to competitors before the incumbent carriers may enter the long-distance voice market and provide nondiscriminatory access to unbundled network elements. It is unclear whether the legislation will be approved by the United States Senate. If Tauzin-Dingell becomes law, it could materially alter how the company provides it services, to whom it sells it services and how the company prices those services.

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

     On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements but eliminating the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the densest portion of the top 50 Metropolitan Statistical Areas, and the requirement to unbundle operator services and directory assistance. In its decision, the FCC reaffirmed that network elements should be priced using a total element long run incremental pricing ("TELRIC") methodology. A number of parties challenged the FCC's TELRIC finding. On Jan. 22, 2001, the U.S. Supreme Court agreed to hear those appeals. Oral argument took place on Oct. 10, 2001. The Supreme Court's decision could effect some pricing terms in the Company's existing interconnection agreements and may require the renegotiation of existing interconnection agreements. The Supreme Court's decision could also result in new rules being promulgated by the FCC. Given the general uncertainty surrounding the effect of these decisions and appeals, the Company may not be able to continue to obtain or enforce interconnection terms that are acceptable to it or that are consistent with its business plans.

     The Telecom Act also codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecom Act contains special provisions that modify previous court decrees that prevented RBOCs from providing long distance services and engaging in telecommunications equipment manufacturing. These provisions permit a RBOC to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that the RBOC has entered into interconnection agreements (or, under some circumstances, has offered to enter into such agreements) in those states in which it seeks long distance relief, the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and the FCC is satisfied that the RBOC's entry into long distance markets is in the public interest. To date, the FCC has approved petitions to provide long distance service by Verizon in New York, Massachusetts, Connecticut, Pennsylvania, and Rhode Island. Verizon has applications pending in New Jersey, and Vermont Southwestern Bell has received approval for Texas, Oklahoma Kansas, Arkansas and Missouri.. BellSouth has applications pending for Georgia and Louisiana. The Telecom Act permitted the RBOCs to enter the out-of-region long distance market immediately upon its enactment.

     In October 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. On February 13, 1997, the U.S. Court of Appeals for the District of Columbia stayed implementation of the FCC order. On April 28, 2000, all litigation with respect to the FCC's order was resolved in favor of the FCC. As a result, a deadline of August 1, 2001 was established for non-dominant carriers, such as Level 3, to eliminate tariffs for interstate services. In March 2001, the FCC also ordered that all nondominant interexchange carriers detariff international interexchange services by January 28, 2002. Pursuant to these orders, the Company cancelled its tariff for domestic interstate and international private line services effective July 31, 2001. The Company's state tariffs remain in place. While tariffs provided a means of providing notice of prices as well as terms and conditions for the provision of service, the Company has historically relied primarily on its sales force and marketing activities to provide information to its customers regarding these matters and expects to continue to do so. Further, in accordance with the FCC's orders the Company maintains a schedule of its rates, terms and conditions for its domestic and international private line services on its website at www.level3.com.

     In 2001, the FCC adopted its CLEC access charge order adopting a benchmark rate for CLEC access charges. The order became effective in June 2001. The rules establish a conclusive presumption that CLEC access rates at or below the benchmark are just and reasonable. The FCC adopted a three-year transition period until the rates reach the rates charged by the ILEC in the same area. In addition, the FCC clarified that an interexchange carrier's refusal to serve customers of a CLEC that tariffs access rates at or below the benchmark rate, when the interexchange carrier serves ILEC end users in the same area, generally constitutes a violation of their duty to provide service upon reasonable request. The CLEC access charge order is subject to both petitions for reconsideration at the FCC and appeals in the U.S. Court of Appeals. In addition, CLEC access charges are among the intercarrier compensation issues addressed in the FCC's Notice of Proposed Rulemaking regarding a unified intercarrier compensation regime. The Company's long standing policy has been to mirror the access rates charged by the ILECs. Because the rates established by the FCC in the CLEC access charge order are consistent with the ILEC rates, the Company is not required to change the manner in which access charges are assessed or collected.

     Beginning in June 1997, every RBOC advised CLECs that they did not consider calls in the same local calling area from their customers to CLEC customers, who are ISPs, to be local calls under the interconnection agreements between the RBOCs and the CLECs. The RBOCs claim that these calls are exchange access calls for which exchange access charges would be owed. The RBOCs claimed, however, that the FCC exempted these calls from access charges so that no compensation is owed to the CLECs for transporting and terminating such calls. As a result, the RBOCs threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, thirty-six state commissions have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings. In thirty- three states, to date, the state commission has determined that reciprocal compensation is owed for such calls. Several of these cases are presently on appeal. Reviewing courts have upheld the state commissions in eight decisions rendered to date on appeal. Decisions in the Fourth, Fifth and Seventh U.S. Circuit Courts of Appeal have upheld state determinations that reciprocal compensation is owed for ISP bound traffic. A decision is pending before the U.S. Circuit Court of Appeals for the District of Columbia. On February 25, 1999, the FCC issued a Declaratory Ruling on the issue of inter-carrier compensation for calls bound to ISPs. The FCC ruled that the calls are largely jurisdictionally interstate calls, not local calls. The FCC, however, determined that this issue was not dispositive of whether inter-carrier compensation is owed.

     The FCC noted a number of factors which would allow the state commissions to leave their decisions requiring the payment of compensation undisturbed. That decision was appealed to the Court of Appeals for the District of Columbia Circuit which held on appeal that the FCC had failed to adequately support its conclusions under the requirements of the Telecommunications Act. On April 18, 2001, the FCC adopted an new order regarding intercarrier compensation for ISP-bound traffic. In that Order, the Commission set out to address the issues raised by the Court of Appeals and established a new intercarrier compensation mechanism for ISP-bound traffic. In addition to establishing a new rate structure, the Commission capped the amount of traffic that would be "compensable" and prohibited payment for ISP-traffic to carriers entering new markets. The April 2001 order was appealed and on Feb. 12, 2002, the Court of Appeals for the District of Columbia Circuit heard oral argument. A decision is expected in the summer of 2002.

     Although there is a fair amount of uncertainty surrounding the regulatory and economic treatment of ISP-bound traffic, the Company has over the past two years entered into agreements with Verizon, formerly Bell Atlantic, that provides for payment for ISP bound traffic in the 14-state Verizon territory, the SBC Corporation for the 13-state operating territory that includes its affiliates Pacific Bell, Southwestern Bell, Ameritech and Southern New England Telephone and BellSouth in its nine-state operating territory. Given the general uncertainty surrounding the effect of these decisions and appeals, the Company may have to change how it treats the compensation it receives for terminating calls bound for Internet Service Providers if the agreements under which compensation is paid incorporate changes in FCC rules and regulations.

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

     The Communications Act requires that every telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, and the FCC also requires providers of non-common carrier telecommunications to contribute to universal service, subject to some exclusions and limitations. At present, these contributions are calculated based on contributors' interstate and international revenues derived from U.S. domestic end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. Level 3, pursuant to federal regulations, pays these contributions. The amount of Level 3's contributions can vary based upon the total amount of federal universal service support being provided under the FCC's federal mechanisms and associated administrative expenses, the methodology used by the FCC to calculate each carrier's contributions, and, at present, the proportion of Level 3's assessable interstate and international revenues derived from its domestic end users for telecommunications or telecommunications services to, for all contributors, the total amount of assessable interstate and international revenues derived from domestic end users for telecommunications or telecommunications services. The extent to which Level 3's services are viewed as telecommunications/ telecommunications services or as information services will also affect Level 3's contributions. The FCC has pending several proceedings that could affect the total amount of universal service support, including proceedings related to the types of service that receive subsidy support, the extent of subsidies for rural, insular and high cost areas. The FCC is also considering whether to change its methodology for assessing a carrier's contributions from a revenue based methodology to an end-user connection based methodology. Level 3 is unable to predict which of these proposed changes, if any, the FCC will adopt and the cumulative effect of any such changes on Level 3's total subsidy contribution payments.

     In 1999, the FCC strengthened its existing colocation rules to encourage competitive deployment of high-speed data services. The order, among other things, restricted the ability of ILECs to prevent certain types of equipment from being colocated and required ILECs to offer alternative colocation arrangements that will be less costly. Early in 2000, the D.C. Circuit struck down several aspects of the colocation order and remanded it back to the FCC for further consideration. In response to the remand, the FCC released an order in August 2001. In that order, the FCC found that multifunctional equipment could be collocated only if the primary purpose and function of the equipment is for the CLEC to obtain "equal in quality" interconnection or nondiscriminatory access to UNEs. The FCC also eliminated its rules that gave CLECs the option of picking their physical collocation space. Following this remand order, several ILECs filed petitions for review with the D.C. Circuit. The oral argument is scheduled for May 10, 2002.

     In recent months, the FCC has initiated a number of proceedings that may have an effect on how the FCC regulates local competition and broadband services as well as how it assesses universal service contribution requirements. Because these proceedings are in the early stages of the rulemaking process, the Company is unable to assess the potential effect at this time.

     Performance Measurements and Standards for UNEs and Interconnection. In November 2001, the FCC released a Notice of Proposed Rulemaking seeking comment on the proposal to adopt performance measurements and standards for evaluating ILEC performance in the provision of UNEs.

     Performance Measurements and Standards for Interstate Special Access Services. In November 2001, the FCC released a Notice of Proposed Rulemaking seeking comment on whether it should adopt specific performance measurements and standards for evaluating the ILECs' performance in the provision of special access services.

     Triennial Review of the Commission's UNE Rules. In December 2001, the FCC released a Notice of Proposed Rulemaking to undertake a comprehensive review of the unbundling rules. This rulemaking address consolidates issues pending in various other proceedings, including access to high capacity loops and dedicated transport, local switching, and next-generation networks.

     Examination of Regulatory Treatment of Incumbent Carriers' Broadband Telecommunications Services. On December 20, 2001, the FCC released a Notice of Proposed Rulemaking proposing to declare ILECs non-dominant in the provision of broadband services, and thereby reduce the regulatory requirements they must comply with, on grounds that sufficient competition from cable, satellite, and terrestrial wireless providers exists to check ILEC market power.

     Appropriate Framework for Broadband Access to the Internet over Wireline Facilities. On February 15, 2002, the FCC released a Notice of Proposed Rulemaking proposing to deregulate ILEC provision of broadband services by declaring them "information services" exempt from Title II regulation under the Communications Act. The NPRM further solicits comments on whether a reclassification of ILEC broadband Internet services would eliminate the unbundling and interconnection rules that currently apply to such services. Finally, the NPRM also asks whether wireline facilities-based providers of broadband Internet access services - including cable, wireless and satellite providers - should contribute to the Universal Service subsidy funds.

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

     State regulatory agencies have jurisdiction when Company facilities and services are used to provide intrastate services. A portion of the Company's traffic may be classified as intrastate and therefore subject to state regulation. The Company expects that it will offer more intrastate services (including intrastate switched services) as its business and product lines expand. To provide intrastate services, the Company generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. The Company currently is authorized to provide telecommunications services in all fifty states and the District of Columbia. The Company is seeking expanded authority in the states of Alaska, California, Georgia, Idaho, Maine, Minnesota, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Dakota, Tennessee, Utah, West Virginia and Wisconsin. In addition, the Company will be required to obtain interconnection agreements with independent telephone companies in each state where it wishes to expand its network coverage. States also often require prior approvals or notifications for certain transfers of assets, customers or ownership of certificated carriers and for issuances by certified carriers of equity or debt.

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

         C-TEC Companies

     On September 30, 1997, C-TEC completed a tax-free restructuring, which divided C-TEC Corporation into three public companies (the "C-TEC Companies"):
C-TEC, which changed its name to Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"), RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan"). The Company's interests in the C-TEC Companies are held through a holding company (the "C-TEC Holding Company"). The Company owns 100% of the capital stock of the C-TEC Holding Company. Prior to February 2002, a portion of the common stock of the C-TEC Holding Company, that is, 10%, was held by David C. McCourt, a director of the Company who was formerly the Chairman of C-TEC. In February 2002, Mr. McCourt sold his interest in the C-TEC Holding Company to a subsidiary of the Company for a total of $15 million.

     Commonwealth Telephone. Commonwealth Telephone is a Pennsylvania public utility providing local telephone service to a 19-county, 5,191 square mile service territory in Pennsylvania. Commonwealth Telephone also provides network access and long distance services to IXCs. Commonwealth Telephone's business customer base is diverse in size as well as industry, with very little concentration. A subsidiary, Commonwealth Communications Inc. provides telecommunications engineering and technical services to large corporate clients, hospitals and universities in the northeastern United States. Another subsidiary, Commonwealth Long Distance operates principally in Pennsylvania, providing switched services and resale of several types of services, using the networks of several long distance providers on a wholesale basis. As of December 31, 2001, the C-TEC Holding Company owned approximately 45% of the outstanding common stock of Commonwealth Telephone.

     On October 23, 1998,  Commonwealth Telephone completed a rights offering of
3.7 million shares of its common stock. In the offering, Level 3 exercised all rights it received and purchased approximately 1.8 million additional shares of Commonwealth Telephone common stock for an aggregate subscription price of $37.7 million.

     On February 7, 2002, Commonwealth Telephone filed a registration statement on Form S-3 with respect to the sale by a subsidiary of the Company in an underwritten public offering of up to 3,162,500 shares of common stock
(including 412,500 shares of common stock subject to the underwriters' over-allotment option) as a result of the exercise of certain demand registration rights held by the Company. The filing of the registration statement is consistent with the Company's public statements that the Company would consider the possible sale of certain of its non-core assets, which include holdings in public companies such as Commonwealth Telephone. On March 8, 2002, the Company filed an amendment to its registration statement (SEC File No. 333-82366) to increase the number of shares to be sold by the Company's subsidiary in an underwritten public offering to up to 4,025,000 shares of common stock (including 525,000 shares of common stock subject to the underwriters' over-allotment option).

     RCN. RCN is a full service provider of local, long distance, Internet and cable television services primarily to residential users in densely populated areas in the Northeast. RCN operates as a competitive telecommunications service provider in New York City and Boston. RCN also owns cable television operations in New York, New Jersey and Pennsylvania; a 49% interest in Megacable, S.A. de C.V., Mexico's second largest cable television operator; and has long distance operations (other than the operations in certain areas of Pennsylvania). RCN is developing advanced fiber optic networks to provide a wide range of telecommunications services, including local and long distance telephone, video programming and data services (including high speed Internet access), primarily to residential customers in selected markets in the Boston to Washington, D.C. and San Francisco to San Diego corridors and Chicago. As of December 31, 2001, the C-TEC Holding Company owned approximately 27% of the outstanding common stock of RCN.

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

     The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal in order to produce steam to generate electricity. Approximately 89% of sales are made under long-term contracts, and the remainder are made on the spot market. Approximately 60%, 75% and 77% of KCP's revenues in 2001, 2000 and 1999, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, Solvay Minerals, Pacific Power & Light and Minnesota Power, that provide for the delivery of approximately 8 million tons through 2005. The level of cash flows generated in recent periods by the Company's coal operations will not continue after the year 2000 because the delivery requirements under the Company's current long- term contracts decline significantly. Under a mine management agreement, KCP pays a subsidiary of New PKS an annual fee equal to 30% of KCP's adjusted operating income. The fee for 2001 was $5 million.

     The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 2000, the most recent year for which information is available, KCP's production represented 1.3% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

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

     The Company is required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 2001 was approximately $4 million. KCP's share of accrued estimated reclamation costs was $96 million at December 31, 2001. The Company did not make significant capital expenditures for environmental compliance with respect to the coal business in 2001. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of the Company's accruals, could have an adverse effect on the Company's business, results of operations, and financial condition.

         SR91 Tollroad

     The Company has invested $13.3 million for a 65% equity interest and lent $8.8 million to California Private Transportation Company L.P. ("CPTC"), which developed, financed, and currently operates the 91 Express Lanes, a ten mile, four-lane tollroad in Orange County, California (the "SR91 Tollroad"). The fully automated highway uses an electronic toll collection system and variable pricing to adjust tolls to demand.

     Capital costs at completion were $130 million, $110 million of which was funded with debt that was not guaranteed by Level 3. Revenue collected over the 35-year franchise period is used for operating expenses, debt repayment, and profit distributions. The SR91 Tollroad opened in December 1995 and achieved operating break-even in 1996. Approximately 96,800 customers have registered to use the tollroad as of December 31, 2001, and weekday volumes typically exceed 26,000 vehicles per day during December 2001.

         Other

     In December 1990, Continental Holdings, Inc., an indirect, wholly owned subsidiary of the Company ("Continental"), pursuant to a Stock Purchase Agreement (the "Agreement"), sold 100% of the issued and outstanding shares of its wholly owned subsidiary Continental PET Technologies, Inc.("PET") to BTR Nylex Limited ("BTR"). At the time of the sale, PET was a named defendant in Pechiney Plastic Packaging, Inc. (as successor in interest to American National Can Company) vs. Continental PET Technologies, Inc., a patent infringement action, filed in the United States District Court for the District of Connecticut. Pechiney asserts that certain bottles made by PET since 1990 infringe claims contained in Pechiney's United States Patent No. 4,554,190 and that all multi-layer barrier bottles made by PET since November 1993 infringe claims of its United States Patent No. 4,526,821. PET asserts a number of defenses, including non-infringement, invalidity of the patents in suit, laches and equitable estoppel. Pechiney is seeking to enjoin PET from further infringement of the '190 and '821 patents, and seeks damages, including interest, in excess of $130 million for alleged infringement through October 31, 2001. Pechiney is further seeking, under a theory of willful infringement, to recover enhanced damages of up to three times any actual damage award. PET asserts that Pechiney is not entitled to injunctive relief and can recover no damages because of the invalidity of the patents, improper claims construction, non-infringement, and that it has not willfully infringed either patent. PET further asserts that, if damages are recoverable, they do not exceed $3 million, exclusive of interest. Neither the Company nor PET are named defendants in the lawsuit.

     Subject to the provisions of the Agreement, Continental agreed to defend PET with respect to the litigation and, under certain circumstances, agreed to be responsible for damages. No trial date has been set in the matter, and the outcome cannot be predicted with reasonable certainty at this time. Any exposure that Continental might have pursuant to the Agreement is not determinable or predictable at this time. If the outcome of the litigation is adverse to PET, it is uncertain whether a claim of indemnity will be made. Continental believes that it has substantial defenses to an indemnity claim, and intends to contest any such claim vigorously.

Glossary of Terms

access......................................Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.

access charges .............................The fees paid by long distance carriers to LECs for originating and terminating long distance calls on the LECs' local networks.

backbone ...................................A centralized high-speed network that interconnects smaller, independent networks.  It is the through-portion of a transmission network, as opposed to spurs which branch off the through-portions.

CAP ........................................Competitive Access Provider.  A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.

capacity ...................................The information carrying ability of a telecommunications facility.

Carrier ....................................A provider of communications transmission services by fiber, wire or radio.

Central Office .............................Telephone company facility where subscribers' lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance.

CLEC .......................................Competitive Local Exchange Carrier.  A company that competes with
                                            LECs in the local services market.

common carrier .............................A government-defined group of private companies offering telecommunications services or facilities to the general public on a non- discriminatory basis.

conduit ....................................A pipe, usually made of metal, ceramic or plastic, that protects buried cables.

DS-3 .......................................A data communications circuit capable of transmitting data at 45 Mbps.

dark fiber .................................Fiber optic strands that are not connected to transmission equipment.

dedicated lines ............................Telecommunications lines reserved for use by particular customers.

dialing parity .............................The ability of a competing local or toll service provider to provide telecommunications services in such a manner that customers have the ability to route automatically, without the use of any access code, their telecommunications to the service provider of the customers'
                                            designation.

equal access ...............................The basis upon which customers of interexchange carriers are able to obtain access to their Primary Interexchange Carriers' (PIC) long distance telephone network by dialing "1", thus eliminating the need to dial additional digits and an authorization code to obtain such access.

facilities based carriers ..................Carriers that own and operate their own network and equipment.

fiber optics ...............................A technology in which light is used to transport information from one point to another.  Fiber optic cables are thin filaments of glass through which light beams are transmitted over long distances carrying enormous amounts of data.  Modulating light on thin strands of glass produces major benefits including high bandwidth, relatively low cost, low power consumption, small space needs and total insensitivity to electromagnetic interference.

Gbps .......................................Gigabits per second.  A transmission rate.  One gigabit equals 1.024 billion bits of information.

ILEC .......................................Incumbent Local Exchange Carrier.  A company historically providing local telephone service.  Often refers to one of the Regional Bell
                                            Operating Companies (RBOCs).  Often referred to as "LEC" (Local
                                            Exchange Carrier).

Interconnection ............................Interconnection of facilities between or among local exchange carriers, including potential physical colocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.

InterLATA ..................................Telecommunications services originating in a LATA and terminating outside of that LATA.

Internet ...................................A global collection of interconnected computer networks which use a specific communications protocol.

IntraLATA ..................................Telecommunications services originating and terminating in the same
                                            LATA.

ISDN .......................................Integrated Services Digital Network.  An information transfer standard for transmitting digital voice and data over telephone lines at speeds up to 128 Kbps.

ISPs .......................................Internet Service Providers.  Companies formed to provide access to the Internet to consumers and business customers via local networks.

IXC ........................................Interexchange Carrier.  A telecommunications company that provides telecommunications services between local exchanges on an interstate or intrastate basis.

Kbps .......................................Kilobits per second.  A transmission rate.  One kilobit equals 1,024 bits of information.

LATA .......................................Local Access and Transport Area. A geographic area composed of contiguous local exchanges, usually but not always within a single state.  There are approximately 200 LATAs in the United States.

leased line ................................Telecommunications line dedicated to a particular customer along predetermined routes.

LEC ........................................Local Exchange Carrier.  A telecommunications company that provides telecommunications services in a geographic area in which calls generally are transmitted without toll charges.  LECs include both
                                            ILECs and CLECs.

local exchange .............................A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.

local loop .................................A circuit that connects an end user to the LEC central office within a LATA.  long distance carriers Long distance carriers provide services between (interexchange carriers) local exchanges on an interstate or intrastate basis.  A long distance carrier may offer services over its own or another carrier's facilities.

Mbps .......................................Megabits per second.  A transmission rate.  One megabit equals 1.024 million bits of information.

MPLS .......................................MultiProtocol Label Switching.  A switching standard for the transmission of data at increased speeds.  The concept is based on having routers at the edge of a communications network and switches at the core of the network for the faster transmission of data communications.

multiplexing ...............................An electronic or optical process that combines a large number of lower speed transmission lines into one high speed line by splitting the total available bandwidth into narrower bands (frequency division), or by allotting a common channel to several different transmitting devices, one at a time in sequence (time division).

NAP ........................................Network Access Point.  A location at which ISPs exchange each other's traffic.

OC-3 .......................................A data communications circuit consisting of three DS-3s capable of transmitting data at 155 Mbps.

OC-12 ......................................A data communications circuit consisting of twelve DS-3s capable of transmitting data at 622 Mbps.

OC-48 ......................................A data communications circuit consisting of forty-eight DS-3s capable of transmitting data at approximately 2.45 Gbps.

peering ....................................The commercial practice under which ISPs exchange each other's traffic without the payment of settlement charges.  Peering occurs at both public and private exchange points.

POP ........................................Point of Presence.  Telecommunications facility where a communications provider locates network equipment used to connect customers to its network backbone.

private line ...............................A dedicated telecommunications connection between end user locations.

PSTN .......................................Public Switched Telephone Network.  That portion of a local exchange company's network available to all users generally on a shared basis
                                            (i.e., not dedicated to a particular user).  Traffic along the public switched network is generally switched at the local exchange company's central offices.

RBOCs ......................................Regional Bell Operating Companies.  Originally, the seven local telephone companies (formerly part of AT&T) established as a result of the AT&T Divestiture.  Currently consists of four local telephone companies as a result of the mergers of Bell Atlantic with NYNEX and
                                            SBC with Pacific Telesis and Ameritech.

reciprocal compensation ....................The compensation of a CLEC for termination of a local call by the
                                            ILEC on the CLEC's network, which is the same as the compensation that the CLEC pays the ILEC for termination of local calls on the
                                            ILEC's network.

resale .....................................Resale by a provider of telecommunications services (such as a LEC)
                                            of such services to other providers or carriers on a wholesale or a retail basis.

router .....................................Equipment placed between networks that relays data to those networks based upon a destination address contained in the data packets being routed.

SONET ......................................Synchronous Optical Network.  An electronics and network architecture for variable bandwidth products which enables transmission of voice, data and video (multimedia) at very high speeds.  SONET ring architecture provides for virtually instantaneous restoration of service in the event of a fiber cut by automatically rerouting traffic in the opposite direction around the ring.

special access services ....................The lease of private, dedicated telecommunications lines or
                                            "circuits" along the network of a local exchange company or a CAP, which lines or circuits run to or from the long distance carrier
                                            POPs.  Examples of special access services are telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end user to a long distance carrier POP.

switch .....................................A device that selects the paths or circuits to be used for transmission of information and establishes a connection.  Switching is the process of interconnecting circuits to form a transmission path between users and it also captures information for billing purposes.

Tbps .......................................Terabits per second.  A transmission rate.  One terabit equals 1.024 trillion bits of information.

T-1                                         A data communications circuit capable of transmitting data at 1.544
                                            Mbps.

unbundled ..................................Services, programs, software and training sold separately from the hardware.

unbundled access ...........................Access to unbundled elements of a telecommunications services provider's network including network facilities, equipment, features, functions and capabilities, at any technically feasible point within such network.

web site ...................................A server connected to the Internet from which Internet users can obtain information.

wireless ...................................A communications system that operates without wires.  Cellular service is an example.

world wide web or web ......................A collection of computer systems supporting a communications protocol that permits multimedia presentation of information over the Internet.

xDSL .......................................A term referring to a variety of new Digital Subscriber Line technologies.  Some of these new varieties are asymmetric with different data rates in the downstream and upstream directions.
                                            Others are symmetric.  Downstream speeds range from 384 Kbps (or
                                            "SDSL") to 1.5 to 8 Mbps ("ADSL").

Directors and Executive Officers

     Set forth below is information as of March 8, 2002, about each director and each executive officer of the Company. The executive officers of the Company have been determined in accordance with the rules of the SEC.

     Name                               Age          Position

     Walter Scott, Jr. .................70           Chairman of the Board
     James Q. Crowe.....................52           Chief Executive Officer and Director
     Kevin J. O'Hara....................41           President, Chief Operating Officer and Director
     R. Douglas Bradbury................51           Vice Chairman of the Board and Executive Vice President
     Charles C. Miller, III.............49           Vice Chairman of the Board and Executive Vice President
     Sureel A. Choksi...................29           Group Vice President and Chief Financial Officer
     Thomas C. Stortz...................50           Group Vice President, General Counsel and Secretary
     John F. Waters, Jr.................37           Group Vice President and Chief Technology Officer
     Colin V.K. Williams................62           Director
     Mogens C. Bay......................53           Director
     William L. Grewcock................76           Director
     Richard R. Jaros...................50           Director
     Robert E. Julian...................62           Director
     David C. McCourt...................45           Director
     Kenneth E. Stinson.................59           Director
     Michael B. Yanney..................68           Director

Other Management

     Set forth below is information as of March 8, 2002, about the following members of senior management of the Company.

     Name                               Age          Position

     Linda J. Adams.....................45           Group Vice President
     Daniel P. Caruso...................38           Group Vice President
     Donald H. Gips.....................42           Group Vice President
     John Neil Hobbs....................42           Group Vice President
     Joseph M. Howell, III..............55           Group Vice President
     Michael D. Jones...................44           Chief Executive Officer (i)Structure, Inc.
     Brady Rafuse.......................38           Group Vice President
     Edward Van Macatee.................47           Group Vice President
     Ronald J. Vidal....................42           Group Vice President

     Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of Peter Kiewit Sons', Inc. ("PKS") since the split-off. Mr. Scott is also a director of PKS, Berkshire Hathaway Inc., Burlington
Resources Inc., MidAmerican, ConAgra Foods, Inc., Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"), RCN Corporation ("RCN"), Kiewit Materials Company and Valmont Industries, Inc.

     James Q. Crowe has been the Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was also President of the Company until February 2000. Mr. Crowe was President and Chief Executive Officer of MFS Communications Company, Inc. ("MFS") from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of WorldCom from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996. Mr. Crowe is presently a director of PKS, Commonwealth Telephone and RCN.

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

     Charles C. Miller, III has been Vice Chairman of the Board and Executive Vice President of the Company since February 15, 2001. Prior to that, Mr. Miller was President of Bellsouth International, a subsidiary of Bellsouth Corporation from 1995 until December 2000. Prior to that, Mr. Miller held various senior level officer and management position at BellSouth from 1987.

     Sureel A. Choksi has been Group Vice President and Chief Financial Officer of the Company since July 2000. Prior to that, Mr. Choksi was Group Vice President Corporate Development and Treasurer of the Company from February 2000 until August 2000. Prior to that, Mr. Choksi served as Vice President and Treasurer of the Company from January 1999 to February 1, 2000. Prior to that, Mr. Choksi was a Director of Finance at the Company from 1997 to 1998, an Associate at TeleSoft Management, LLC in 1997 and an Analyst at Gleacher & Company from 1995 to 1997.

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

     Mogens C. Bay has been a director of the Company since November 2000. Since January 1997, Mr. Bay has been the Chairman and Chief Executive Officer of Valmont Industries, Inc., a company engaged in the infrastructure and irrigation businesses. Prior to that, Mr. Bay was President and Chief Executive Officer of Valmont Industries from August 1993 to December 1996 as well as a director of Valmont since October 1993. Mr. Bay is also a director of PKS and ConAgra Foods, Inc.

     William L. Grewcock has been a director of the Company since January 1968. Prior to the split-off, Mr. Grewcock was Vice Chairman of the Company for more than five years. He is presently a director of PKS.

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

     David C. McCourt has been a director of the Company since March 31, 1998. Mr. McCourt has also served as Chairman of Commonwealth Telephone and RCN since October 1997. In addition, Mr. McCourt has been the Chief Executive Officer of RCN since 1997 and Chief Executive Officer of Commonwealth Telephone from October 1997 until November 1998. From 1993 to 1997 Mr. McCourt served as Chairman of the Board and Chief Executive Officer of C-TEC.

     Kenneth E. Stinson has been a director of the Company since January 1987. Mr. Stinson has been Chairman of the Board and Chief Executive Officer of Peter Kiewit Sons', Inc. since the Split-Off. Prior to the Split-Off, Mr. Stinson was Executive Vice President of the Company for more than the last five years. Mr. Stinson is also a director of Kiewit Materials Company, ConAgra Foods, Inc. and Valmont Industries, Inc.

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

     Michael B. Yanney has been a director of the Company since March 31, 1998. He has served as Chairman of the Board, President and Chief Executive Officer of America First Companies L.L.C. for more than the last five years. Mr. Yanney is also a director of Burlington Northern Santa Fe Corporation, RCN and Forest Oil Corporation.

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

     Daniel P. Caruso has been Group Vice President since June 2001 and prior to that was Group Vice President Transport Services of the Company from January 2001 to June 2001. Prior to that Mr. Caruso was Group Vice President Global Customer Operations of the Company from February 2000. Prior to that, Mr. Caruso served as Senior Vice President, Network Services of the Company from October 1997 to February 2000. Prior to that, Mr. Caruso was Senior Vice President, Local Service Delivery of WorldCom from December 1992 to September 1997 and was a member of the senior management of Ameritech from June 1986 to November 1992.

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

     Joseph M. Howell, III has been Group Vice President Corporate Marketing of the Company since February 2000. Prior to that, Mr. Howell served as Senior Vice President, Corporate Marketing of the Company from October 1997 to February 1, 2000. Prior to that, Mr. Howell was a Senior Vice President of MFS/WorldCom from 1993 to 1997.

     Michael D. Jones has served Chief Executive Officer of (i)Structure, Inc. since August 2000. Prior to that, Mr. Jones served as Group Vice President and Chief Information Officer of the Company from February 2000 to August 2000 and as Senior Vice President and Chief Information Officer of the Company from December 1998 to February 1, 2000. Prior to that, Mr. Jones was Vice President and Chief Information Officer of Corporate Express, Inc. from May 1994 to May 1998.

     Brady Rafuse has been Group Vice President of the Company President of the Company's European operations since August 2001 and Senior Vice President of European Sales and Marketing since December 2000. Prior to that, Mr. Rafuse served as Head of Commercial Operations for Concert, a joint venture between AT&T and British Telecom, from September 1999 to December 2000, and in a variety of positions with British Telecom from 1987 until December 2000. His last position was as General Manager, Global Energy Sector which he held from August 1998 to September 1999 and prior to that he was Deputy General Manager, Banking Sector from April 1997 to August 1998.

     Edward Van Macatee has served as Group Vice President of Global Operations of the Company since January 2001. Prior to that, Mr. Macatee was Group Vice President of Global Customer Operations of the Company from September 1999 until January 2001. Prior to that Mr. Macatee was Vice President, Network Operations of the Company from April 1998 until September 1999 and Vice President of Managed Network Services for TCI Communications, Inc.

     Ronald J. Vidal has been Group Vice President Investor Relations of the Company since February 1, 2000. Prior to that, Mr. Vidal served as Senior Vice President, New Ventures of the Company from October 1997 to February 1, 2000. Prior to that, Mr. Vidal was a Vice President of MFS/WorldCom from September 1992 to October 1997. Mr. Vidal joined the Company in construction project management in July 1983.

     The Board is divided into three classes, designated Class I, Class II and Class III, each class consisting, as nearly as may be possible, of one-third of the total number of directors constituting the Board. The Class I Directors consist of Walter Scott, Jr., James Q. Crowe, Mogens C. Bay, Charles C. Miller, III and Colin V.K. Williams; the Class II Directors consist of William L. Grewcock, Richard R. Jaros, Robert E. Julian and David C. McCourt; and the Class III Directors consist of R. Douglas Bradbury, Kevin J. O'Hara, Kenneth E. Stinson and Michael B. Yanney. The term of the Class I Directors will terminate on the date of the 2004 annual meeting of stockholders; the term of the Class II Directors will terminate on the date of the 2002 annual meeting of stockholders; and the term of the Class III Directors will terminate on the date of the 2003 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for three-year terms. The Company's officers are elected annually to serve until each successor is elected and qualified or until his death, resignation or removal.

Employees

     As of December 31, 2001, Level 3 had 3,178 employees in the communications portion of its business and (i)Structure had approximately 549 employees, for a total of 3,727 employees. These numbers do not include the employees of Corporate Software, since this transaction closed on March 13, 2002. Corporate Software has approximately 800 employees worldwide.

ITEM 2. PROPERTIES

     The Company's headquarters are located on 46 acres in the Northwest corner of the Interlocken Advanced Technology Environment within the City of Broomfield, Colorado, and within Broomfield County, Colorado. The campus facility encompasses over 850,000 square feet of office space. In addition, the Company has leased approximately 40,000 square feet of temporary office space in the Broomfield, Colorado area. In Europe, the Company has approximately 211,000 square feet of office space in the United Kingdom, approximately 59,000 square feet of office space in Germany, and approximately 14,000 square feet of office space in France. In addition, the Company is in the process of selling 340,000 square feet of excess office space located in the City of Broomfield, Colorado.

     Properties relating to the Company's coal mining segment are described under "ITEM 1. BUSINESS - The Company's Other Businesses" above. In connection with certain existing and historical operations, the Company is subject to environmental risks.

     The Company's Gateway facilities are being designed to house local sales staff, operational staff, the Company's transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. The Company has approximately 5.8 million square feet of space for its Gateway and transmission facilities and has completed
construction   on   approximately   3.3  million  square  feet  of  this  space.
(i)Structure also maintains its corporate headquarters in approximately 25,000 square feet of office space in the Broomfield, Colorado area and leases approximately 16,000 square feet of office space in Omaha, Nebraska. The computer outsourcing business of (i)Structure is located at an 89,000 square foot office space in Omaha and at a 60,000 square foot computer center in Tempe, Arizona. (i)Structure maintains additional office space in Bangalore, India (approximately 18,000 square feet) and several locations in the United Kingdom (approximately 21,000 square feet) for its systems integration business.

     The Company has announced that it is evaluating its requirements for office and technical space and may seek to dispose of excess office and technical space in the future.

ITEM 3. LEGAL PROCEEDINGS

     In May 2001, a subsidiary of the Company was named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois and in July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. Both of these actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a class of owners of land in multiple states over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in the these cases that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Company's common stock is traded on the Nasdaq National Market under the symbol "LVLT." As of March 8, 2002, there were approximately 6,220 holders of record of the Company's common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of the common stock as reported by the Nasdaq National Market.

                                                                      High        Low
Year Ended December 31, 2001

First Quarter.......................................................$49.69       $15.50
Second Quarter.......................................................18.44         4.53
Third Quarter.........................................................5.48         3.14
Fourth Quarter........................................................7.32         1.98

Year Ended December 31, 2000

First Quarter......................................................$130.19       $73.81
Second Quarter.......................................................98.50        66.50
Third Quarter........................................................92.44        59.50
Fourth Quarter.......................................................75.23        26.88

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

ITEM 6. SELECTED FINANCIAL DATA

     The Selected Financial Data of Level 3 Communications, Inc. and its Subsidiaries appears below.


                                                                                  Fiscal Year Ended (1)
                                                                   ---------------------------------------------------
                                                                   ---------------------------------------------------
                                                                      2001       2000      1999      1998     1997
                                                                    (dollars in millions, except per share amounts)
Results of Operations:
     Revenue.......................................................  $1,533   $ 1,184     $ 515     $ 392    $ 332
     Earnings (loss) from continuing operations (2)................  (5,448)   (1,407)     (482)     (128)      83
     Net earnings (loss) (3).......................................  (4,978)   (1,455)     (487)      804      248
Per Common Share:
     Earnings (loss) from continuing operations (2)................  (14.58)    (3.88)    (1.44)    (0.43)    0.33
     Net earnings (loss) (3).......................................   13.32)    (4.01)    (1.46)     2.66     0.37
     Dividends (4).................................................       -         -         -         -        -
Financial Position:
     Total assets..................................................   9,316    14,919     8,906     5,522    2,776
     Current portion of long-term debt.............................       7         7         6         5        3
     Long-term debt, less current portion (5)......................   6,209     7,318     3,989     2,641      137
     Stockholders' equity (deficit)  (6)...........................     (65)    4,549     3,405     2,165    2,230

(1) The financial position and results of operations of the former construction and mining management businesses (''Construction Group'') of Level 3 have been classified as discontinued operations due to the March 31, 1998 split-off of Level 3's Construction Group from its other businesses.

     Level 3 sold its energy segment to MidAmerican Energy Holdings Company (''MidAmerican'') in 1998 and classified it as discontinued operations within the financial statements.

     The operating results of the Company's Asian operations for all periods are included in discontinued operations in the statement of operations due to the sale to Reach Ltd. in January 2002.

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

     In 1998, Cable Michigan, Inc. was acquired by Avalon Cable of Michigan, Inc. Level 3 received approximately $129 million for its shares of Cable Michigan, Inc. in the disposition and recognized a pre-tax gain of approximately $90 million.

     In 2001, Level 3 recorded a $3.2 billion impairment charge to reflect the reduction in the carrying amount of certain of its communications assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

(3) In 1998, Level 3 recognized a gain of $608 million equal to the difference between the carrying value of the Construction Group and its fair value. No taxes were provided on this gain due to the tax-free nature of the split-off. Level 3 also recognized in 1998 an after-tax gain of $324 million on the sale of its energy segment to MidAmerican.

     In 2001, the Company recorded an impairment charge of $516 million related to its discontinued Asian operations sold in January 2002. Losses attributable to the Asian operations were $89 million, $48 million, $5 million, $- million and $- million for fiscal 2001, 2000, 1999, 1998 and 1997, respectively.

     In 2001, Level 3 also recognized an extraordinary gain of $1.1 billion as a result of the early extinguishment of long-term debt.

(4) The Company's current dividend policy, in effect since April 1998, is to retain future earnings for use in the Company's business. As a result, management does not anticipate paying any cash dividends on shares of common stock in the foreseeable future. In addition, the Company is effectively restricted under certain covenants from paying cash dividends on shares of its common stock.

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

     In 2001, the Company negotiated an increase in the total amount available under its senior secured credit facility to $1.775 billion and borrowed $650 million under the facility. Also in 2001, the Company repurchased, using cash and common stock, approximately $1.9 billion face amount of its long-term debt and recognized an extraordinary gain of approximately $1.1 billion as a result of the early extinguishment of debt.

(6) In 1999, the Company received approximately $1.5 billion of net proceeds from the sale of 28.75 million shares of its Common Stock.

     In 2000, the Company received approximately $2.4 billion of net proceeds from the sale of 23 million shares of its Common Stock.

     In 2001, the Company issued approximately 15.9 million shares of common stock, valued at approximately $72 million, to repurchase long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries (''Level 3'' or the ''Company''). When used in this document, the words ''anticipate'', ''believe'', ''plans'', ''estimate'' and ''expect'' and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. See ''Cautionary Factors That May Affect Future Results.''

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes beginning on page F-1 of this annual report.

     Critical Accounting Policies

     The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The effect and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect the Company's reported and expected financial results.

     Revenue

     Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem and dark fiber revenue from contracts entered into after June 30, 1999, is recognized monthly as the services are provided. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement. Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements (''IRUs'') that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, is recognized at the time of delivery and acceptance of the fiber by the customer. Certain sale and long-term IRU agreements of dark fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment which results in the deferral of revenue recognition over the term of the agreement (currently up to 20 years).

     Accounting practice and guidance with respect to the accounting treatment of the above transactions is evolving. Any changes in the accounting treatment could affect the manner in which the Company accounts for revenue and expenses associated with these agreements in the future.

     Non-Cash Compensation

     The Company applies the expense recognition provisions of SFAS No. 123, ''Accounting for Stock Based Compensation'' (''SFAS No. 123''). Most companies do not follow the expense recognition provisions of SFAS No. 123: rather, they disclose the information only on a pro-forma basis. As a result, these pro-forma disclosures must be considered when comparing the Company's results of operations to that reported by other companies. Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 ''Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans'' (''FIN 28''). Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges, though permitted to be settled in cash, are generally settled through issuance of common stock, which would have a dilutive impact upon per share net income or loss, if and when such shares are exercised.

     Long-Lived Assets

     Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that events have occurred that require an analysis of potential impairment. Costs associated directly with the uncompleted network and the development of business support systems, including employee related costs, and interest expense incurred during the construction period are capitalized. Intercity network segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years. The total cost of a business support system is amortized over a useful life of three years. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

     The Company evaluates the carrying value of long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. The Company recorded an impairment charge of $3.2 billion in 2001 to write down the carrying amount of its North American and European conduits, its colocation assets and its transoceanic cable systems to their estimated fair value as these telecommunications assets were identified as being excess, obsolete or carried at values that may not be recoverable due to an adverse change in the extent in which these assets were being utilized caused by the unfavorable business climate within the telecommunications industry.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.
Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge designated by the transaction. The Company currently makes minimal use of derivative instruments as defined by SFAS No. 133. Derivative instruments, as defined by SFAS No. 133, held by the Company at December 31, 2001 include an interest rate cap with a market value of less than $1 million. The Company did not designate the interest rate cap as part of a hedge transaction. The adoption of SFAS No. 133 has not had a material effect on the Company's results of operations or its financial position.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Prior to the issuance of SFAS No. 141, companies accounted for mergers and acquisitions using one of two methods; pooling of interests or the purchase method. Level 3 has accounted for acquisitions using the purchase method and does not believe the issuance of SFAS No. 141 will have a material effect on the Company's future results of operations or financial position.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning January 1, 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Goodwill attributable to equity method investments will also no longer be amortized but is still subject to impairment analysis using existing guidance for equity method investments. For the goodwill and intangible assets in place as of December 31, 2001, the Company does not believe the adoption of SFAS No. 142 will have a material effect on the Company's results of operations or its financial position. The Company believes the impact of SFAS No. 142 will not have a material impact on accounting for future acquisitions as the new standard generally results in more amortized intangible assets and less non-amortized goodwill.

In June 2001, the FASB also approved SFAS No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143")". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will be effective for the Company beginning on January 1, 2003. The Company expects that its coal mining business will be affected by this standard and is currently evaluating the impact of SFAS No. 143 on its future results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which the Company elected to early adopt during the fourth quarter of 2001 with retroactive application as of January 1, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the estimated fair value of the asset. It removes goodwill from its scope and, therefore, eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. It also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for possible future cash flows. It requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. In these situations, SFAS No. 144 requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The Company monitored and reviewed long-lived assets for possible impairment in accordance with SFAS No. 121 prior to the adoption of SFAS No. 144. Since SFAS No. 144 retains similar requirements as SFAS No. 121 for recognizing and measuring any impairment loss, the adoption of SFAS No. 144 did not have a significant effect on the Company's procedures for monitoring and reviewing long-lived assets for possible impairment. SFAS No. 144 also retains the basic provisions of APB Opinion No. 30 "Reporting the Results of Operations" for the presentation of discontinued operations in the income statement but broadens the definition of a discontinued operation such that a component of an entity (rather than a segment of a business) would be considered to be a discontinued operation if the operations and cash flows of the component will be eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the component. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of SFAS No. 144 in 2001 had a significant impact on the accounting presentation of the sale of the Asian communications business as this business would not have qualified for treatment as a discontinued operation under APB Opinion No. 30, since it would not have qualified as a business segment.

     Results of Operations 2001 vs. 2000

     The operating results of the Company's Asian operations are included in discontinued operations for all periods presented due to their sale to Reach Ltd. in January 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

Revenue for 2001 and 2000 is summarized as follows (in millions):

                                                                                       2001       2000

         Communications...........................................................  $ 1,298      $ 857
         Information Services.....................................................      123        115
         Coal Mining..............................................................       87        190
         Other....................................................................       25         22
                                                                                      -----      -----
                                                                                    $ 1,533    $ 1,184
                                                                                    =======    =======

     Communications revenue increased in 2001 by 51% compared to 2000. Included in total communications revenue of $1.298 billion for 2001 was $876 million of services revenue which includes private line, wavelengths, colocation, managed modem and amortized dark fiber revenue, $288 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999 for which sales-type lease accounting was used and $134 million attributable to reciprocal compensation. Communications revenue for 2000 was comprised of $593 million of services revenue, $209 million of non-recurring revenue from dark fiber and $55 million of reciprocal compensation. The increase in services revenue from 2000 was primarily due to growth in both existing customers as well as new customer contracts. Services revenue in 2000 includes revenue of $105 million related to submarine systems, primarily from the completion of the Company's transatlantic submarine cable and subsequent sale to Viatel Inc. in November of 2000. Due to the current economic conditions of the telecommunications industry, the Company has experienced a significant increase in the number of customers disconnecting or terminating service and believes that as much as 25% of its recurring revenue base as of December 31, 2001, consists of financially weaker customers. Approximately 80% of these customers are expected to disconnect services during the first six months of 2002. These terminations, if they occur, will result in slower growth of services revenue for 2002. For some of these customers, Level 3 is able to negotiate and collect termination penalties. Level 3 recognized $57 million of revenue in 2001 for early termination of services. Level 3 recorded in services revenue in 2001, $35 million of revenue for construction management services provided to other communications companies. The dark fiber revenue reflects the substantial completion of the intercity network. Dark fiber revenue under sales-type lease accounting is expected to be insignificant in 2002 as the last remaining segments sold prior to June 30, 1999 were delivered to and accepted by customers in the fourth quarter of 2001. The increase in reciprocal compensation in 2001 is a result of increased managed modem usage and the Company receiving regulatory approval from several states regarding its agreements with SBC Communications Inc. and BellSouth. These agreements established a rate structure for transmission and switching services provided by one carrier to complete or carry traffic originating on another carrier's network. It is the Company's policy not to recognize revenue from these agreements until the relevant regulatory authorities approve the agreements. Certain interconnection agreements with carriers expire in the second half of 2002 and in 2003. To the extent that the Company is unable to sign new interconnection agreements, reciprocal compensation revenue may decline significantly over time.

     Level 3 was a party to seven non-monetary exchange transactions in 2001 whereby it sold IRUs, other capacity, or other services to a company from which Level 3 received communications assets or services. In total these exchanges accounted for $24 million or less than 2% of total communications revenue in 2001 and in each case, provided needed network capacity or redundancy on unprotected transmission routes. The value of these non-monetary transactions was determined using similar transactions for which cash consideration was received. Level 3 recognized no revenue from non-monetary exchange transactions in 2000.

     Information services revenue, which is comprised of applications and outsourcing businesses, increased from $115 million in 2000 to $123 million in 2001. The increase is primarily attributable to outsourcing revenue which increased to $85 million for the year ended December 31, 2001 compared to $65 million for the same period in 2000. The increase in outsourcing revenue is primarily due to new long-term contracts signed in the second half of 2000. Revenue attributable to the applications business declined due to the expiration of certain contracts. If the applications business is unable to generate new sales in 2002, revenue is expected to decline further as a significant customer has notified the Company that it will not be extending its contract beyond June 30, 2002. Revenue attributable to this customer represented approximately 61% of total applications revenue in 2001.

     The communications business generated Cash Revenue of $2.097 billion during 2001 compared to $1.261 billion in 2000. The Company defines Cash Revenue as communications revenue plus changes in cash deferred revenue (deferred revenue adjusted for changes in related accounts receivable) during the respective period. Communications Cash Revenue primarily reflects cash or other communications assets received for dark fiber and other capacity sales where revenue is deferred and then recognized over the term of the contract under GAAP. This increase is a result of growth in services revenue provided to existing customers, new customer contracts and cash collections from those customers. At December 31, 2001, deferred revenue increased by approximately 103% to $1.459 billion from $720 million at December 31, 2000. The amount of deferred revenue billed, but not collected as of the end of the year decreased from $205 million in 2000 to $145 million in 2001. For fiscal 2000, deferred revenue increased by $585 million and the amount not collected increased by $181 million. Communications Cash Revenue is not intended to represent revenue under GAAP.

                                                                                      2001         2000

    Communications Revenue......................................................   $ 1,298        $ 857
    Change in Deferred Revenue..................................................       739          585
    Change in Deferred Revenue Billed but not Collected.........................        60         (181)
                                                                                     -----        -----
    Communications Cash Revenue                                                    $ 2,097      $ 1,261
                                                                                   =======      =======

     Coal mining revenue decreased $103 million in 2001 compared to 2000. The decrease in revenue is primarily attributable to the expiration of long-term coal contracts with Commonwealth Edison Company ("Commonwealth Edison") and the sale of the Company's interest in Walnut Creek Mining Company in September 2000.

     Other revenue for 2001 was comparable to 2000 and is primarily attributable to California Private Transportation Company, L.P. ("CPTC"), the owner-operator of the SR91 tollroad in southern California.

     Cost of Revenue for 2001 was $742 million, representing a 6% decrease over 2000 cost of revenue of $792 million. This decrease is a result of the continued migration of customers off of leased capacity to the Company's network and a decrease in the costs associated with transoceanic sales, specifically costs attributable to the Viatel transaction in 2000. Cost of revenue includes costs attributable to dark fiber and transoceanic sales and leased capacity, right-of-way costs, access charges and other third party costs directly attributable to the network. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 73% during 2000 to 46% during 2001. The decrease can again be attributed to the migration of customer traffic from a leased network to the Company's owned network and increased margins resulting from recent sales efforts focused on "on-net" services. Cost of revenue for the communications business, as a percentage of revenue, is expected to decline from 2001 levels.

     The cost of revenue for the information services businesses, as a percentage of its revenue, in 2001 was 73% and approximated the 2000 figure of 77%. The cost of revenue for the coal mining business, as a percentage of revenue, was 68% for 2001 up from 40% in 2000. The increase related to coal mining is attributable to the expiration of high margin long-term coal contracts in 2000.

     Depreciation and Amortization expenses were $1.122 billion in 2001, a 94% increase from 2000 depreciation and amortization expenses of $579 million. The majority of the increase is a direct result of the communications assets placed in service in the latter part of 2000 and 2001, including gateways, local networks and intercity segments. In addition, included in 2001 depreciation expense is $45 million for the impairment charge on a corporate facility the Company designated as held-for-sale in June of 2001.

     Depreciation expense is expected to decrease significantly in 2002 as a result of the impairment charges taken in 2001 against the colocation assets, conduits in North America and European intercity and metropolitan networks, and certain transoceanic assets. The Company will continue to review the depreciable lives of its existing telecommunications assets in order to verify that they correspond to the period of the estimated future benefits.

     Selling, General and Administrative expenses were $1.297 billion in 2001, a 17% increase over 2000. Excluding non-cash compensation expenses of $314 million and $236 million for 2001 and 2000, respectively, operating expenses increased 12% from the prior year. This increase is attributable to higher payroll expenses, professional fees, facilities related costs, and systems maintenance expenses, partially offset by declines in travel, mine management services and recruiting expenses. The increase in non-cash compensation is predominantly due to the convertible outperform stock options granted in 2000 and 2001. Selling, general and administrative costs for 2002 are expected to decline from 2001 levels due to the workforce reductions and cost savings initiatives implemented in 2001.

     Restructuring and Impairment Charges were $3.35 billion in 2001. The Company announced that due to the duration and severity of the economic slowdown for the telecommunications industry, it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy recovers. As a result of these actions, the Company reduced its global work force by approximately 2,200 employees in 2001, primarily in the communications business in the United States and Europe. Restructuring charges of approximately $10 million, $40 million and $58 million were recorded in the first, second and fourth quarters of 2001, respectively, of which $66 million related to staff reduction and related costs and $42 million to real estate lease termination costs. In total, the Company has paid $49 million in severance and related fringe benefit costs and $1 million in lease termination costs as of December 31, 2001 for these actions. The remaining $17 million of expenditures for workforce reductions primarily relate to approximately 200 European employees terminated in the first quarter of 2002. Lease termination obligations of $41 million are expected to be substantially paid by June 30, 2002. The Company believes that after these restructuring charges, its cost structure will be better aligned with estimated future revenue streams.

     The economic slowdown and the related capital reprioritization discussed above resulted in certain telecommunications assets being identified as excess, obsolete or carried at values that may not be recoverable due to an adverse change in the extent in which the telecommunication assets were being utilized caused by the unfavorable business climate within the telecommunications industry. As a result, in the second quarter of 2001 the Company recorded a non-cash impairment charge of $61 million, representing the excess of the carrying value over the fair value of these assets. The fair value of the spare equipment was based on recent cash sales of similar equipment. The impaired assets were written-off, as the Company does not expect to utilize them to generate future cash flows.

     In  the  fourth  quarter  of  2001,  in  light  of the  continued  economic uncertainty, continued customer disconnections at higher rates than expected, increased difficulty in obtaining new revenue, and the overall slow down in the communications industry, the Company again reviewed the carrying value of its long-lived assets for possible impairment in accordance with SFAS No. 144. The Company determined based upon its projections, giving effect to the continuing economic slowdown and continued over-capacity in certain areas of the telecommunications industry, the estimated future undiscounted cash flows attributable to certain assets or assets groups would not exceed the current carrying value of the assets. The Company, therefore, recorded an impairment charge of $3.2 billion to reflect the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying value as further described below.

     The impairments primarily relate to colocation assets, excess conduits in North America and European intercity and metropolitan networks, and certain transoceanic assets. Geographically, approximately 74% of the charges are attributable to North America, 17% are attributable to Europe and 9% attributable to transatlantic assets.

     The financial problems of many of the "dot-coms", emerging carriers and competitors, a weakening economy, and changing customer focus, have led to an over-capacity of colocation space in several U.S. and European markets. Level 3 is attempting to sell or sublease its excess colocation space; however, current market rates for much of the space are below its carrying values. As a result, the Company recorded an impairment charge of approximately $1.6 billion related to its colocation assets, which includes owned facilities, leasehold improvements and related equipment.

     Level 3 constructed its networks in North America and Europe in such a way that they could be continuously upgraded to the most current technology without affecting its existing customers. Level 3 also installed additional conduits with the intention of selling them to other carriers. To date, the Company has sold one conduit in its North American network and, due to the current economic environment and decreasing capital expenditure budgets of potential buyers, does not expect additional sales in the foreseeable future. For this reason the Company has recorded an impairment charge of approximately $1.2 billion for the conduits that were previously determined to be available for sale to third parties based on estimated cash flows from the disposition of the conduits.

     The completion of several systems in the second half of 2001 and the expected completion of additional systems in 2002, have resulted in an over abundance of tranoceanic capacity. This excess capacity, combined with limited demand, have adversely affected the transoceanic capacity markets. At current pricing levels, the Company does not believe it will recover its investment in transoceanic capacity from the future cash flows of these assets. As a result, the Company has recorded an impairment charge of approximately $320 million for its transatlantic submarine assets.

The Company also recorded an impairment charge of approximately $65 million for spare equipment write-downs and abandoned lateral builds in the fourth quarter of 2001.

     EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and impairment charges) and other non-operating income or expenses. The Company excludes non-cash stock compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA improved to a loss of $300 million in 2001 from a loss of $482 million in 2000. Excluding the $108 million of restructuring charges recorded in 2001, EBITDA would have been a loss of $192 million for 2001. The improvement in EBITDA is predominantly due to revenue growth and higher margins earned by the communications business.

     Adjusted EBITDA, as defined by the Company, is EBITDA as defined above plus the change in cash deferred revenue and excluding the non-cash cost of goods sold associated with certain capacity sales and dark fiber contracts. For 2001, Adjusted EBITDA was $659 million compared to $118 million for 2000. The increase, in addition to the higher margins noted above, can be attributed to up-front cash payments received from customers for contracts that require revenue to be recognized over the term of the contract.

                                                                                      2001        2000

    EBITDA .......................................................................  $ (300)     $ (482)
    Change in Deferred Revenue....................................................     739         585
    Change in Deferred Revenue Billed but not Collected...........................      60        (181)
    Non-cash Cost of Goods Sold...................................................     160         196
                                                                                     -----       -----
        Adjusted EBITDA                                                              $ 659       $ 118
                                                                                     =====       =====

     EBITDA and Adjusted EBITDA are not intended to represent operating cash flow or profitability for the periods indicated and are not calculated in accordance with GAAP. See Consolidated Statement of Cash Flows.

     Interest Income declined from $328 million in 2000 to $161 million in 2001. The decrease is primarily attributable to the average cash and marketable securities balance declining from $5.7 billion during 2000 to $3.1 billion for 2001. In February 2000, the Company raised approximately $5.5 billion in cash through debt and equity offerings. The Company has subsequently utilized these proceeds to fund its business plan and repurchase outstanding debt. In addition, the weighted average interest rate earned on the portfolio decreased by approximately 120 basis points for 2001 versus 2000. The Company expects interest income to continue to decline in 2002 due to utilization of funds to repurchase debt, pay operating and interest expenses, and fund capital expenditures, as well as lower interest rates. Pending utilization of the cash, cash equivalents and marketable securities, the Company invests the funds primarily in government and government agency securities. The investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Company's business plan.

     Interest Expense, net increased to $646 million from $282 million in 2001 compared to 2000. The interest expense and amortization of debt issuance costs associated with the debt raised in late February 2000, the commercial mortgages entered into during the latter half of 2000, and the increase in the size of the Senior Secured Credit Facility in the first quarter of 2001 all contributed to the increase in interest expense. Additionally, the increase can be attributed to a decrease in the amount of interest capitalized in 2001 as compared to 2000. The Company completed a significant portion of the network and other communications related facilities during 2001, therefore reducing the amount of interest capitalized. Capitalized interest was $58 million in 2001 versus $353 million in 2000. Partially offsetting these increases was the retirement of approximately $1.9 billion face amount of debt in the third and fourth quarters of 2001 and lower variable interest rates attributable to the senior secured credit facility and GMAC mortgage.

     Interest expense is expected to decline in future periods as a result of the convertible subordinated debt repurchased during the third quarter of 2001 and the senior debt and convertible subordinated debt securities repurchased in the "Modified Dutch Auction" completed in October of 2001. These transactions are expected to reduce annualized interest expense and annualized cash interest expense by approximately $175 million and $160 million, respectively.

     Equity in Earnings (Losses) of Unconsolidated Subsidiaries was earnings of $16 million in 2001, compared to loss of $284 million in 2000. The equity losses in 2000 are predominantly attributable to RCN Corporation ("RCN"). RCN is a facilities-based provider of communications services to the residential markets primarily on the East and West coasts as well as in Chicago. RCN is also the largest regional Internet service provider in the Northeast. RCN is incurring significant costs in developing its business plan. The Company's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN during the fourth quarter of 2000. Level 3 does not have additional financial commitments to RCN; therefore it only recognized equity losses equal to its investment in RCN. The Company will not record any equity in RCN's future profits, until unrecorded equity losses have been offset. The Company did not recognize $249 million and $20 million of equity losses attributable to RCN in 2001 and 2000, respectively. Level 3 recorded equity losses attributable to RCN of $260 million for the twelve months ended December 31, 2000.

     Equity in earnings/losses of Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone") were earnings of $16 million in 2001 and losses of $24 million in 2000. In 2000, Commonwealth Telephone recognized losses primarily due to a charge for the restructuring of its CTCI subsidiary. As a result, Level 3 recorded a $27 million charge, in equity in earnings (losses) of unconsolidated subsidiaries, for its proportionate share of this charge. In 2001, Commonwealth Telephone, in addition to improved operating results, was also able to recognize a one-time benefit related to the settlement of certain restructuring liabilities recorded in 2000.

     Gain on Equity Investee Stock Transactions was $100 million for the twelve months ended December 31, 2000. Specifically, RCN issued stock for certain transactions, which diluted the Company"s ownership interest. The pre-tax gains resulted from the increase in the Company's proportionate share of RCN's net assets related to these transactions. The Company did not record any gains on equity investee stock transactions during 2001 due to the suspended equity losses attributable to RCN.

     Other, net increased from a loss of $21 million for 2000 to a gain of $2 million for 2001. In 2001, Other, net includes a charge for an other-than temporary decline in the value of investments of $37 million and $27 million of gains when divine, inc. agreed to release Level 3 from a deferred revenue obligation. Additionally, the Company recorded losses of $19 million in 2001 related to losses on certain fixed asset disposals and $31 million of other items, primarily $17 million of realized gains from the sale of Euro denominated marketable securities. In 2000, Other, net is primarily comprised of a $22 million gain from the sale of the Company's 50% ownership interest in the Walnut Creek Mining Company and a loss of $37 million from the other-than temporary decline in the value of investments.

     Level 3 announced in March 2002, that it intends to sell 4,025,000 shares of Commonwealth Telephone that it currently holds. If this sale occurs, Level 3 will recognize a significant gain on the disposition of these shares.

     Income Tax Benefit for 2001 was zero as a result of the Company exhausting the taxable income in the carryback period in 2000. As of December 31, 2001, Level 3 had approximately $1.8 billion of net operating loss carryforwards available to offset future taxable income. At this time, the Company is unable to determine when it will have taxable income to offset the loss carryforwards. The tax benefit for 2000 differs from the statutory rate due to the limited availability of taxable income in the carryback period for which current year losses can be offset.

     On March 9, 2002, legislation was enacted that will enable the Company to carry its taxable net operating losses back five years. As a result, the Company expects to receive a Federal income tax refund of approximately $120 million after it files its 2001 Federal income tax return carrying back the taxable loss to 1996. This benefit will be reflected in the first quarter 2002 financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes".

     Discontinued Operations includes the results of operations and the estimated loss on the disposal of Level 3's Asian assets. On December 19, 2001, Level 3 announced that it had agreed to sell its Asian telecommunications business to Reach Ltd. for no cash consideration. The agreement covers subsidiaries that include the Asian network operations, assets, liabilities and future financial obligations. This includes Level 3's share of the Northern Asian cable system, capacity on the Japan-US cable system, capital and operational expenses related to these two systems, gateways in Hong Kong and Tokyo, and existing customers on Level 3's Asian network. Level 3 estimates that this transaction will reduce its future funding requirements by approximately $300 million through a combination of reductions in capital expenditures, network and operating expenses, taxes and working capital.

     The transaction closed on January 18, 2002. As of December 31, 2001, the net carrying value of Level 3's Asian assets was approximately $465 million. In accordance with SFAS No. 144, Level 3 recorded an impairment loss, within discontinued operations, equal to the difference between the carrying value of the assets and their fair value. Based upon the terms of the sale agreement, the Company also accrued $51 million in certain remaining capital obligations it assumed for the two submarine systems to be sold to Reach, and estimated transaction costs. The losses from the discontinued Asian operating activities in 2001 and 2000 were $89 million and $48 million, respectively. The higher losses are primarily attributable to increases in depreciation expense and selling, general and administrative expenses.

     Extraordinary Gain on Debt Extinguishment was $1.1 billion for the twelve months ended December 31, 2001. The Company recognized gains of approximately $117 million, after transaction and debt issuance costs, when it exchanged approximately 15.9 million shares of common stock, valued at approximately $72 million, for $194 million of its convertible subordinated notes in several private transactions. The Company also recognized gains of approximately $967 million when it repurchased approximately $1.7 billion of debt for approximately $731 million in cash, including accrued interest, through the Modified Dutch Auction completed in October of 2001. Offsetting these gains were losses of $9 million from the write-off of debt issuance costs and prepayment expenses CPTC incurred to refinance its long-term debt.

     Level 3 continued to repurchase debt in January and February of 2002 using cash and equity. The Company expects to recognize an extraordinary gain of approximately $130 million in the first quarter of 2002 as a result of the transactions completed through March 13, 2002.

Results of Operations 2000 vs. 1999

     Revenue for the years ended December 31, 2000 and December 31, 1999 is summarized as follows (in millions):

                                                                                       2000         1999

         Communications...........................................................    $ 857        $ 159
         Information Services.....................................................      115          130
         Coal Mining..............................................................      190          207
         Other....................................................................       22           19
                                                                                      -----        -----
                                                                                    $ 1,184        $ 515
                                                                                    =======        =====

     Communications revenue increased by 439% to $857 million in 2000. In 2000, the Company generated services revenue, including private line, wavelengths, colocation, managed modem, and dark fiber revenue associated with contracts entered into after June 30, 1999, of $593 million compared to $100 million in 1999. The completion of several metropolitan networks and Gateways in the United States and Europe are primarily responsible for the increase. At December 31, 2000, Level 3 had local networks in 32 domestic and international cities and Gateway facilities in 60 markets. This compares to 25 local networks and 31 Gateways at the end of 1999. Level 3 also recognized revenue of $105 million related to submarine systems, primarily from the completion of its transatlantic submarine cable and subsequent sale to Viatel Inc. in November of 2000. Dark fiber sales for contracts entered into before June 30, 1999 increased from $35 million in 1999 to $209 million in 2000. This is a result of a significant portion of Level 3's North American intercity network being completed in 2000. Also included in 2000 communications revenue was $55 million of reciprocal compensation revenue from executed and approved interconnection agreements compared to $24 million in 1999. Level 3 reached an agreement with SBC Communications, Inc. in January 2001 which establishes a rate structure for transmission and switching services provided by one carrier to complete or carry traffic originating on another carrier's network. The implementation of the rate structure and reciprocal compensation billing settlement is contingent upon certain conditions including approval by relevant regulatory authorities. Level 3 did not recognize any revenue related to this agreement in 2000. Information services revenue declined by $15 million in 2000 to $115 million. This decline is primarily attributable to Year 2000 computer processing and consulting work completed in 1999.

     The communications business generated Cash Revenue of $1.26 billion in 2000. In addition to revenue, the Company includes the change in the cash portion of deferred revenue in its definition of Cash Revenue. The increase in cash deferred revenue for the communications business for the year was $404 million and is in part due to the implementation of FIN 43 which requires the Company to defer the recognition of certain dark fiber contracts and IRU sales over the term of the agreement, typically 10-20 years. For these types of agreements, the Company normally receives a deposit at the time the contract is signed and the remainder when the fiber is delivered and accepted by the customer. In 1999, Cash Revenue for the communications business was $243 million.

                                                                                     2000       1999

    Communications Revenue......................................................    $ 857      $ 159
    Change in Deferred Revenue..................................................      585        108
    Change in Deferred Revenue Billed but not Collected.........................     (181)       (24)
                                                                                    -----       -----
    Communications Cash Revenue                                                    $ 1,261      $ 243
                                                                                   =======      =====

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

     Cost of Revenue for 2000 was $792 million, representing a 120% increase over 1999 cost of revenue of $360 million as a result of the expanding communications business. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 115% during 1999 to 73% for 2000. This decrease is attributed to the expanding communications business. The Company recognized $196 million of costs associated with dark fiber and transoceanic cable sales in 2000. The cost of revenue for the information services businesses, as a percentage of its revenue, was 77% for 2000 compared to 65% for 1999. Lower margins on new contracts and the omission of Year 2000 related work resulted in the decline in margins. The cost of revenue for the coal mining business, as a percentage of revenue, was 40% for 2000 and 45% in 1999. In December 1999, Commonwealth Edison and the Company renegotiated certain coal contracts whereby Commonwealth Edison was no longer required to take delivery of its coal commitments but still must pay Level 3 the margins Level 3 would have earned had the coal been delivered.

     Depreciation and Amortization expenses for 2000 were $579 million, a 154% increase over 1999 deprecation and amortization expenses of $228 million. This increase is a direct result of the communications assets placed in service in the later half of 1999 and throughout 2000, including Gateways, local metropolitan networks and domestic international and submarine networks.

     Selling, General and Administrative expenses were $1.1 billion in 2000, representing a 67% increase over 1999. This increase primarily results from the Company's addition of over 2,350 employees during 2000. There was a substantial increase in compensation, travel and facilities costs due to the additional employees. The Company also recorded $236 million in non-cash compensation expense for the year ended December 31, 2000, for expenses recognized under SFAS No. 123 related to grants of stock options and warrants; $125 million of non-cash compensation was recorded for the same period in 1999. The increase in non-cash compensation is due predominantly to an increase in the number of employees. Communications, insurance, bad debt, data processing and marketing costs also contributed to the higher selling, general and administrative expenses. In addition to the expenses noted above, the Company capitalized $162 million and $116 million of selling, general and administrative expenses in 2000 and 1999, respectively, which consisted primarily of compensation expense for employees and consultants working on capital projects.

     EBITDA, as defined by the Company, decreased to a loss of $482 million for the year ended December 31, 2000 from a $383 million loss for 1999. This decrease was predominantly due to the increase in selling, general and administrative expenses resulting from the rapid expansion of the communications business. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance.

     Adjusted EBITDA, as defined by the Company, was a $118 million gain compared to a loss of $282 million in 1999. An increase in cash deferred revenue of $404 million and non-cash cost of goods sold related to transoceanic and dark fiber sales of $196 million are primarily responsible for the improved Adjusted EBITDA figures.

                                                                                      2000         1999

    EBITDA.......................................................................   $ (482)      $ (383)
    Change in Deferred Revenue...................................................      585          108
    Change in Deferred Revenue Billed but not Collected..........................     (181)         (24)
    Non-cash Cost of Goods Sold..................................................      196           17
                                                                                     -----        -----
    Adjusted EBITDA                                                                  $ 118        $(282)
                                                                                     =====        =====

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

     Equity in Losses of Unconsolidated Subsidiaries was $284 million in 2000 compared to $127 million in 1999. The equity losses are predominantly attributable to the Company's investment in RCN. RCN is incurring significant costs in developing its business plan. The Company's share of RCN's losses, increased to $260 million in 2000 from $135 million in 1999. During the fourth quarter of 2000, Level 3's proportionate share of the RCN's fourth quarter losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it can only recognize equity losses equal to its investment in RCN. As of December 31, 2000, Level 3 had not recorded approximately $20 million of equity losses attributable to RCN's fourth quarter losses. Equity losses for 2000 also include $24 million of losses attributable to Commonwealth Telephone. In December 2000, Commonwealth Telephone announced that it was going to record a charge to earnings for the restructuring of its CTCI subsidiary. Therefore, Level 3 recorded $27 million of equity losses, representing its proportionate share of the restructuring charge.

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

     Gain (Loss) on Sale of Assets decreased to a $19 million loss in 2000. In the second half of 2000, market conditions and the valuations assigned to companies in certain Internet related sectors and the Company's view of the business prospects of such entities declined dramatically. Therefore, the Company recorded a $37 million pre-tax charge for an other-than-temporary decline in the value of a publicly traded investment. Partially offsetting this charge was a $21 million pre-tax gain on the sale of the Company's entire interest in the Walnut Creek Mining to Peter Kiewit Sons' Inc. Also included are gains and losses on the sale of construction and other operating equipment.

     Other, net decreased to a loss of $2 million in 2000 from a $7 million gain in 1999. The decrease is predominately due to foreign exchange losses recorded in 2000.

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

     Discontinued Operations increased from a loss of $5 million in 1999 to a loss of $48 million in 2000. Level 3 began operations in Asia in the latter half of 1999 and continued to expand them throughout 2000. Employee compensation and facility related costs primarily account for the increased losses.

Financial Condition-December 31, 2001

     The Company's working capital decreased from $3.1 billion at December 31, 2000 to $0.6 billion at December 31, 2001 due primarily to the use of available funds in payment of selling, general and administrative expenses, interest expense, construction of the Level 3 network and debt repurchases by Level 3 Finance, LLC. Proceeds from the Senior Secured Credit Facility borrowings in the first quarter of 2001 increased working capital.

     Cash provided by operations decreased from $1.0 billion in the twelve months ended December 31, 2000 to $141 million in 2001. Fluctuations in the components of working capital are primarily responsible for the decline.
Reductions in accounts payable and lower income tax refunds were partially offset by an increase in deferred revenue and lower receivable balances.

     Investing activities include using the proceeds from the first quarter Senior Secured Credit Facility term loan borrowing and cash on hand to purchase $1.2 billion of marketable securities and complete approximately $2.4 billion of capital expenditures, primarily for the communications network. The Company also realized $3.7 billion of proceeds from the sales and maturities of marketable securities and $67 million of proceeds from the sale of certain operating assets and construction equipment, and spent $110 million on assets held for sale.

     Financing activities in 2001 consisted primarily of the net proceeds of $636 million from the first quarter 2001 Senior Secured Credit Facility term loan borrowing for the telecommunications business. CPTC received $125 million of net cash from its refinancing and repaid long-term debt of $114 million. Level 3 Finance, LLC repurchased approximately $1.7 billion face amount of debt and accrued interest for approximately $695 million and $36 million, respectively. In addition, Level 3, in non-cash transactions, exchanged approximately $194 million of its convertible subordinated notes for approximately $72 million of its common stock.

     The Company invested approximately $226 million in its discontinued Asian
operations   in  2001   including   approximately   $178   million  for  capital
expenditures.

Liquidity and Capital Resources

     The Company is a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created, through a combination of construction, purchase and, to a lesser extent, leasing of facilities and other assets, an advanced, international, end-to-end, facilities-based communications network.
The Company has designed its network based on optical and Internet Protocol technologies in order to leverage the efficiencies of these technologies to provide lower cost communications services.

     The further development of the communications business will continue to require significant expenditures. These expenditures may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. The Company's capital expenditures in connection with its business plan were approximately $2.3 billion during 2001. The majority of the spending was for construction of the U.S. and European intercity networks, certain local networks in the U.S. and Europe, and the transoceanic cable network. Through December 31, 2001, the total cost of the Level 3 network by region, including intercity and metropolitan networks, optronic and other transmission equipment, transmission facilities including gateway facilities and the regions allocated portion of undersea cables was $9.2 billion for North America and $1.7 billion for Europe. The Company's capital expenditures are expected to decline significantly since construction of its North American and European networks are now substantially complete. The substantial majority of the Company's ongoing capital expenditures are expected to be success-based, or tied to incremental revenue. The Company estimates that its base capital expenditures, excluding success-based capital expenditures, will total approximately $200 million in 2002.

     The cash and marketable securities already on hand and the undrawn commitments of approximately $650 million at December 31, 2001 under the expanded Senior Secured Credit Facility (see below), provided Level 3 with approximately $2.1 billion of available funds at the end of 2001. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business plan through free cash flow breakeven.

     The Company currently estimates that the implementation of the business plan from its inception through free cash flow breakeven will require approximately $13 billion to $14 billion on a cumulative basis. The Company also currently estimates that its operations will reach free cash flow breakeven without a requirement for additional financing. The timing of free cash flow breakeven will be a function of revenue and cash revenue growth as well as the Company's management of network, selling, general and administrative, and capital expenditures. The Company's successful debt and equity offerings have given the Company the ability to implement the business plan. However, if additional opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan, in January 2001 the Company filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depositary shares. This shelf filing, in combination with the remaining availability under a previously existing universal shelf registration statement, will allow Level 3 to offer an aggregate of up to $3.2 billion of additional securities to fund its business plan.

     In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses or investments to fund portions of the business plan. In February 2002, Level 3 announced that Commonwealth Telephone had filed a registration statement allowing the Company to sell 3,165,500 shares of Commonwealth Telephone in a public offering. On March 8, the registration statement was amended to increase the number of shares to be sold by the Company up to 4,025,000. In addition, the Company has announced that it will seek to sell or sublease excess real estate. The Company may also sell or lease fiber optic capacity, or access to its conduits.

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

     In connection with the implementation of the Company's business plan, management continues to review the existing businesses, including portions of its communications and information services businesses, to determine how those businesses will assist with the Company's focus on delivery of communications and information services and reaching cash flow breakeven. To the extent that certain businesses are not considered to be compatible with the delivery of communication and information services or with obtaining cash flow objectives, the Company may exit those businesses. It is possible that the decision to exit these businesses could result in the Company not recovering its investment in the businesses, and in those cases, a significant charge to earnings could result. For example, the Company sold its Asian operations to Reach Ltd. and incurred a loss of $516 million.

     On July 26, 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. During 2001, various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes traded at discounts to their respective face or accreted amounts. As of December 31, 2001, the Company had exchanged, in private transactions, approximately $194 million of its convertible subordinated notes for shares of its common stock valued at approximately $72 million.

     On October 23, 2001, the Company announced that its first tier, wholly owned subsidiary, Level 3 Finance, LLC had completed a "Modified Dutch Auction" tender offer for a portion of the Company's senior notes and convertible subordinate notes. Level 3 Finance repurchased debt with a face value of approximately $1.7 billion, plus accrued interest, if applicable, for a total purchase price of approximately $731 million. The net gain on the extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was approximately $967 million and was recorded as an extraordinary item in the consolidated statement of operations.

     Through March 13, 2002, Level 3 had retired an additional $195 million face amount of debt securities, by issuing 7.4 million shares of common stock, valued at $32 million, and using approximately $34 million of cash. Level 3 expects to recognize a gain of approximately $130 million, after transaction and debt issuance costs, from these transactions in the first quarter of 2002.

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

     The Company has a $1.775 billion Senior Secured Credit Facility. As of March 13, 2001, $1.125 billion of the $1.775 billion senior secured credit facility was drawn. The balance represents the approximately $650 million revolving credit facility.

     The Senior Secured Credit Facility has customary covenants, or requirements that the company and certain of its subsidiaries must meet to remain in compliance with the contract, including a financial covenant that measures minimum revenues (Minimum Telecom Revenue). The subsidiaries of the Company that must comply with the terms and conditions of the credit facility are referred to as Restricted Subsidiaries.

     The Minimum Telecom Revenue covenant generally requires that the Company meet or exceed specified levels of cash revenue from communications and information services businesses generated by the Restricted Subsidiaries.
     The Minimum Telecom Revenue covenant is calculated quarterly on a trailing four-quarter basis and must exceed $1.5 billion for the first quarter of 2002, increasing to $2.3 billion in the fourth quarter of 2002, $3.375 billion in the fourth quarter of 2003, and $4.75 billion in the fourth quarter of 2004. The Restricted Subsidiaries currently include those engaged in the Company's communications businesses and certain subsidiaries of (i)Structure engaged in the Company's information services businesses.

     Those subsidiaries of the Company that are not subject to the limitations of the Credit Agreement are referred to as Unrestricted Subsidiaries. The Unrestricted Subsidiaries include Level 3's coal mining and toll road properties and its holdings in RCN and Commonwealth Telephone.

     If the Company does not remain in compliance with this financial covenant, as well as certain other covenants, it could be in default of the terms of the Senior Secured Credit Facility. Under this scenario, the lenders could take actions to require repayment. The Company believes it is in full compliance with all covenants as of December 31, 2001.

     On January 29, 2002, the Company stated that it was in compliance with all of the terms, conditions, and covenants under the Senior Secured Credit Facility and expected to remain in compliance through the end of the first quarter 2002 based on its publicly disclosed financial projections. However, the Company stated that if sales, disconnects and cancellations were to continue at the levels experienced during the second half of 2001, the Company may violate the Minimum Telecom Revenue covenant as early as the end of the second quarter 2002. The Company also stated that to the extent the Company's operational performance improves or it completes acquisitions that generate sufficient incremental revenue, a potential violation of the covenant could be delayed beyond the second quarter of 2002 or eliminated entirely.

     Level 3 announced on February 25, 2002 that it had signed a definitive agreement to acquire CorpSoft, Inc., a Norwood, Massachusetts based marketer, distributor and reseller of business software, which conducts its business under the name Corporate Software. Corporate Software had 2001 revenues of approximately $1.1 billion. Corporate Software had 2001 EBITDA of approximately $18 million, excluding stock-based compensation expense, one-time restructuring charges and other non-recurring employee costs. Level 3 expects the acquisition will enable its information services business to leverage CorpSoft's customer base, worldwide presence and relationships to expand its portfolio of services. In addition, Level 3 expects to utilize its network infrastructure to facilitate the deployment of software to CorpSoft's customers. The transaction closed on March 13, 2002. Since closing, revenues as measured by the Minimum Telecom Revenue covenant include Corporate Software revenues.

     As a result of this transaction, the Company believes it will remain in compliance with the terms and conditions of the Senior Secured Credit Facility until the second half of 2003. The Company's expectation assumes that it takes no other actions, its sales levels do not improve beyond those experienced during the second half of 2001, and disconnects and cancellations continue to decrease during the second half of 2002 in accordance with the Company's customer credit analysis.

     Given other actions the Company may take, and based on its longer term expectations for improvements in its rate of sales, disconnects and cancellations, new product and service introductions and the potential for additional acquisitions, the Company believes it will continue to remain in compliance with the terms and conditions of the Senior Secured Credit Facility over the term of that agreement.

     Current economic conditions of the telecommunications and information services industry, combined with Level 3's strong financial position, have created potential opportunities for Level 3 to acquire telecommunications assets at attractive prices. Level 3 continues to evaluate these opportunities and could make acquisitions in addition to the Corporate Software transaction, and the McLeodUSA acquisition described below, in 2002.

     On January 24, 2002 Level 3 completed the acquisition of the wholesale dial-up access business assets of McLeodUSA Incorporated (formerly Splitrock Services) for approximately $50 million in cash consideration and the assumption of certain operating liabilities related to that business. The acquisition includes customer contracts, approximately 350 POPs (Points of Presence) across the U.S. and the related facilities, equipment and underlying circuits. In addition, the parties entered into certain operating agreements enabling McLeodUSA to continue to support its in-region customers. The acquisition enables Level 3 to provide managed modem service in all 50 states with a coverage area that includes 80 percent of the U.S. population, up from 37 states, and 57 percent of the U.S. population.

     In December 2000, the Company entered into a sales-leaseback transaction involving two corporate aircraft. The Company is amortizing the $8 million gain recognized on the transaction over the ten year term of the lease. Annual lease payments of approximately $1.9 million are included in the operating lease disclosures below. The Company has not entered into any bandwidth commodity contracts through the date of this report.

     The following tables summarize the contractual obligations and commercial commitments of the Company at December 31, 2001, as further described in the notes to the financial statements.

                                                                   Payments Due by Period
                                                              Less than                4 - 5      After 5
                                                    Total      1 Year     1-3 Years    Years       Years
Contractual Obligations
   Long-Term Debt, including current portion..      $6,216       $  7        $ 279     $ 265      $5,665
   Reclamation..................                        96          4            9         9          74
   Operating Leases.............                       566         54          104       102         306

Other Commercial Commitments
    Letters of Credit..........                         48         38            7         5           1

     On March 9, 2002, legislation was enacted that will enable the Company to carry its taxable net operating losses back five years. As a result, the Company expects to receive a Federal income tax refund of approximately $120 million after it files its 2001 Federal income tax return carrying back the taxable loss to 1996.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. The Company's exposure to interest rate risk increased due to the $1.375 billion Senior Secured Credit Facility entered into by the Company in September 1999, the additional $400 million added to the Senior Secured Credit Facility during the first quarter of 2001 and the commercial mortgages entered into in 2000. As of December 31, 2001, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $233 million under the commercial mortgages. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages. The weighted average interest rate based on outstanding amounts under these variable rate instruments of $1.4 billion at December 31, 2001, was approximately 5.4%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 6.4%), would increase annual interest expense of the Company by approximately $14 million. In an effort to reduce the risk of increased interest rates related to the Lehman commercial mortgage, the Company entered into an interest rate cap agreement in January 2001. The terms of the agreement provide that the net interest expense related to the Lehman commercial mortgage will not exceed 8% plus the original spread. The agreement therefore caps the LIBOR portion of the interest rate at 8%. At December 31, 2001, the Company had $4.85 billion of fixed rate debt bearing a weighted average interest rate of 9.05%. A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements which require the Company to repurchase the debt at specified premiums. The Company was able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash. As a result of the additional debt repurchases in 2002, the Company was able to reduce its fixed rate debt outstanding to $4.65 billion. The Company continues to evaluate other alternatives to limit interest rate risk.

     Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. The market value of these investments was approximately $563 million at December 31, 2001, which is significantly higher than their carrying value of $121 million. The Company has registered with the Securities and Exchange Commission to sell a portion of its holdings in Commonwealth Telephone. Level 3 has also stated that it may dispose of all or part of the remaining investments in the next 12-18 months. The value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $113 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

     The Company's business plan included developing and operating a telecommunications network in Europe. As of December 31, 2001, the Company had invested significant amounts of capital in that region and will continue to expand its presence in Europe in 2002. The Company issued EURO 800 million (EURO 453 million outstanding at December 31, 2001) in Senior Euro Notes in February
2000  as  an  economic   hedge  against  its  net  investment  in  its

European subsidiaries. Due to the historically low exchange rates involving the U.S. Dollar and the Euro, during the fourth quarter of 2000, Level 3 elected to set aside the remaining Euros received from the debt offerings. During the third quarter of 2001, Level 3 elected to start funding its current European investing and operating activities with the Euros that had previously been set aside. Other than the issuance of the Euro denominated debt and the holding of the Euros, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

     The financial statements of an equity method investee (RCN Corporation) are required by Rule 3.09 and will be filed as a part of this Report by an amendment to this Report upon the filing by RCN of their Form 10-K for the year ended December 31, 2001. RCN's filing of their Form 10-K is not yet due.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included in Item 1. Business above under the caption "Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

3.3 Specimen Stock Certificate of Common Stock, par value $.01 per share (Exhibit 3 to the Registrant's Form 8-A filed on March 31, 1998).

3.4 Amended and Restated By-laws as of May 23, 2001 (Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

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

4.1 Indenture, dated as of April 28, 1998, between the Registrant and IBJ Schroder Bank & Trust Company as Trustee relating to the Registrant's 9?% Senior Notes due 2008 (Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 File No. 333-56399).

4.2 Indenture, dated as of December 2, 1998, between the Registrant and IBJ Schroder Bank & Trust Company as Trustee relating to the Registrant's 10 1/2% Senior Discount Notes due 2008 (Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 File No. 333-71687).

4.3.1Form of Senior  Indenture  (incorporated  by  reference  to Exhibit  4.1 to
     Amendment 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-68887) filed with the Securities and Exchange Commission on February 3, 1999).

4.3.2First Supplemental Indenture, dated as of September 20,1999, between the Registrant and IBJ Whitehall Bank & Trust Company as Trustee relating to the Registrant's 6% Convertible Subordinated Notes due 2009 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 20, 1999).

4.3.3Second Supplemental  Indenture,  dated as of February 29, 2000, between the
     Registrant and The Bank of New York as Trustee relating to the Registrant's 6% Convertible Subordinated Notes due 2010 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 29, 2000).

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

4.6 Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 12?% Senior
     Discount Notes due 2010 (Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 File No. 333-37362).

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

10.1 Separation Agreement, dated December 8, 1997, by and among Peter Kiewit Sons', Inc., Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (Exhibit 10.1 to the Registrant's Form 10-K for
     1997).

10.2 Amendment No. 1 to Separation Agreement, dated March 18, 1997, by and among Peter Kiewit Sons', Inc., Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (Exhibit 10.1 to the Registrant's Form 10-K for 1997).

10.3 Credit Agreement dated as of September 30,1999 among Level 3 Communications, LLC, the Borrowers named therein, the Lenders Party thereto and The Chase Manhattan Bank, as Agent (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30,
     1999).

10.4 Stock Purchase Agreement dated as of February 21, 2002 between Level 3 Holdings, Inc. and David C. McCourt.

10.5 Warrant Agreement, dated as of March 11, 2002 between the Registrant and William L. Grewcock.

10.6 Form of Promissory Note with certain officers of the Registrant.

10.7 Form of Aircraft Time-Share Agreement

21   List of subsidiaries of the Company

23.1 Consent of Arthur Andersen LLP

23.2 Consent of PriceWaterhouseCoopers LLP

     (b) Reports on Form 8-K filed by the Registrant during the fourth quarter of 2002.

     On October 10, 2001, the Registrant filed a Current Report on Form 8-K relating relating to the amendment by its wholly owned subsidiary Level 3 Finance, LLC of "Modified Dutch Tender" offers for a portion of the Registrant's outstanding debt and convertible debt securities. In addition, such Current Report on Form 8-K reported the issuance of a press release by the Registration relating to the actions taken by Level 3 Finance, LLC.

     On October 23, 2001, the Registrant filed a Current Report on Form 8-K relating to the completion by its wholly owned subsidiary Level 3 Finance, LLC of "Modified Dutch Tender" offers for a portion of the Registrant's outstanding debt and convertible debt securities.

     On October 25, 2001, the Registrant filed a Current Report on Form 8-K relating to third quarter 2001 financial results and proposed cost management initiatives.

     On December 19, 2001, the Registrant filed a Current Report on Form 8-K relating to execution of a definitive agreement with Reach Ltd. concerning the disposition of the Registrant's operations in Asia.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of March, 2002.

                                   LEVEL 3 COMMUNICATIONS, INC.

                                           /s/ James Q. Crowe
                                     By: Name: James Q. Crowe
                                     Title: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Walter  Scott,  Jr.     Chairman  of the Board                March 18, 2002
Walter Scott, Jr.


/s/ James Q. Crowe          Chief Executive Officer and           March 18, 2002
James Q. Crowe              Director


/s/ Kevin J. O'Hara         President, Chief Operating            March 18, 2002
Kevin J. O'Hara             Officer and Director


/s/ R. Douglas Bradbury     Vice Chairman and                     March 18, 2002
R. Douglas Bradbury         Executive Vice President


/s/ Charles C. Miller, III  Vice Chairman and                     March 18, 2002
Charles C. Miller, III      Executive Vice President


/s/ Sureel A. Choksi        Group Vice President                  March 18, 2002
Sureel A. Choksi            and Chief Financial Officer
                            (Principal Financial Officer)


/s/ Eric J. Mortensen       Vice President and Controller         March 18, 2002
Eric J. Mortensen           (Principal Accounting Officer)


/s/ Mogens C. Bay           Director                              March 18, 2002
Mogens C. Bay


/s/ William L. Grewcock     Director                              March 18, 2002
William L. Grewcock


/s./ Richard R. Jaros       Director                              March 18, 2002
Richard R. Jaros

/s/ Robert E. Julian        Director                              March 18, 2002
Robert E. Julian


/s/ David C. McCourt        Director                              March 18, 2002
David C. McCourt


/s/ Kenneth E. Stinson      Director                              March 18, 2002
Kenneth E. Stinson


/s/ Colin V.K. Williams     Director                              March 18, 2002
Colin V.K. Williams


/s/ Michael Yanney          Director                              March 18, 2002
Michael Yanney

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Report of Independent Public Accountants.....................................F-2
Financial Statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001:
     Consolidated Statements of Operations...................................F-3
     Consolidated Balance Sheets.............................................F-4
     Consolidated Statements of Cash Flows...................................F-5
     Consolidated Statements of Changes in Stockholders' Equity (Deficit)....F-7
     Consolidated Statements of Comprehensive Income (Loss)..................F-8
     Notes to Consolidated Financial Statements..............................F-9

     Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of
Directors of Level 3 Communications, Inc.:

We have audited the consolidated balance sheets of Level 3 Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive income (loss) for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                        /s/   Arthur Andersen LLP


Denver, Colorado
January 29, 2002, except with respect to the matters discussed in Note 17, as to which the date is March 13, 2002.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For each of the three years ended December 31, 2001

                                                                                       2001      2000       1999

                                                                                   (dollars in millions, except
                                                                                         per share data)
Revenue...........................................................................   $1,533   $ 1,184      $ 515
Costs and Expenses:
     Cost of revenue..............................................................     (742)     (792)      (360)
     Depreciation and amortization................................................   (1,122)     (579)      (228)
     Selling, general and administrative..........................................   (1,297)   (1,110)      (663)
     Restructuring and impairment charges.........................................   (3,353)        -          -
                                                                                     ------     ------     ------
          Total costs and expenses................................................   (6,514)   (2,481)    (1,251)
                                                                                     ------     ------     ------

Loss from Operations..............................................................   (4,981)   (1,297)      (736)
Other Income (Expense):
     Interest income..............................................................      161       328        212
     Interest expense, net........................................................     (646)     (282)      (174)
     Equity in earnings (losses) of unconsolidated subsidiaries, net..............       16      (284)      (127)
     Gain on equity investee stock transactions...................................        -       100        118
     Other, net...................................................................        2       (21)         5
                                                                                     ------    ------      ------
          Total other income (expense)............................................     (467)     (159)        34
                                                                                     ------    ------      ------

Loss from Continuing Operations Before Income Tax.................................   (5,448)   (1,456)      (702)

Income Tax Benefit................................................................       -         49         220
                                                                                      ------    ------     ------
Net Loss from Continuing Operations...............................................   (5,448)   (1,407)      (482)

Loss from Discontinued Operations.................................................     (605)      (48)        (5)

Extraordinary Gain on Debt Extinguishment, net....................................    1,075        -           -
                                                                                      ------     ------     -----
Net Loss.......................................................................... $ (4,978) $ (1,455)    $ (487)
                                                                                      ======   =======     ======


Earnings (Loss) Per Share of Level 3 Common Stock
   (Basic and Diluted):
     Continuing operations........................................................ $ (14.58)  $ (3.88)   $ (1.44)
                                                                                     =======   =======     ======
     Discontinued operations...................................................... $  (1.62)  $  (.13)   $  (.02)
                                                                                     =======   =======     ======
     Extraordinary gain on debt extinguishment, net............................... $   2.88   $     -    $      -
                                                                                     =======   =======     ======
     Net loss..................................................................... $ (13.32)  $ (4.01)   $ (1.46)
                                                                                     =======   =======     ======

          See accompanying notes to consolidated financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000


                                                                                                  2001      2000
                                                                                              (dollars in millions,
                                                                                                 except per share
                                                                                                      data)
Assets
Current Assets:
  Cash and cash equivalents..................................................................   $ 1,297  $ 1,255
  Marketable securities......................................................................       206    2,742
  Restricted securities......................................................................       155      215
  Receivables, less allowances for doubtful accounts of $46 and $33, respectively............       239      526
  Current assets of discontinued Asian operations............................................        74      107
  Other......................................................................................        63      200
                                                                                                  ------  ------
Total Current Assets.........................................................................     2,034    5,045

Net Property, Plant and Equipment............................................................     6,890    9,014
Noncurrent Assets of Discontinued Asian Operations...........................................         -      382
Other Assets, net............................................................................       392      478
                                                                                                  ------  ------
                                                                                                $ 9,316 $ 14,919
                                                                                                ======= ========
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
 Accounts payable............................................................................    $ 714  $ 1,370
 Current portion of long-term debt...........................................................        7        7
 Accrued payroll and employee benefits.......................................................      162       90
 Accrued interest............................................................................       86      124
 Deferred revenue............................................................................      124       68
 Current liabilities of discontinued Asian operations........................................       74      117
 Other.......................................................................................      225      146
                                                                                                 ------  ------
Total Current Liabilities....................................................................    1,392    1,922

Long-Term Debt, less current portion.........................................................    6,209    7,318
Deferred Revenue.............................................................................    1,335      652
Accrued Reclamation Costs....................................................................       92       94
Other Liabilities............................................................................      353      384

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding......         -        -
  Common stock:
  Common stock, $.01 par value, authorized 1,500,000,000 shares: 384,703,922
  outstanding in 2001 and 367,599,870 outstanding in 2000...................................         4        4
  Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding...............         -        -
  Additional paid-in capital................................................................     5,602    5,167
  Accumulated other comprehensive loss......................................................      (144)     (73)
  Accumulated deficit.......................................................................    (5,527)    (549)
                                                                                                 ------    -----
Total Stockholders' Equity (Deficit)........................................................       (65)   4,549
                                                                                                 ------   ------
                                                                                                 $9,316  $14,919
                                                                                               ========  ========

          See accompanying notes to consolidated financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the three years ended December 31, 2001


                                                                                        2001      2000       1999
                                                                                         (dollars in millions)
Cash Flows from Operating Activities:
     Net Loss....................................................................    $(4,978)  $(1,455)    $ (487)
        Loss from discontinued operations........................................        605        48          5
        Extraordinary gain on debt extinguishment, net...........................     (1,075)        -          -
                                                                                      -------   -------    -------
        Loss from continuing operations..........................................     (5,448)   (1,407)      (482)
          Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
               Equity (earnings) losses, net.....................................        (16)      284        127
               Depreciation and amortization.....................................      1,122       579        228
               Loss on impairments...............................................      3,245         -          -
               Dark fiber and submarine cable non-cash cost of revenue...........        160       196         17
               Amortization of premiums (discounts) on marketable securities.....          5       (41)        10
               Amortization of debt issuance costs...............................         27        21          9
               (Gain) loss on sale of property, plant and equipment and other
                  assets.........................................................          3       (19)         2
               Gain on equity investee stock transactions........................          -      (100)      (118)
               Non-cash compensation expense attributable to stock awards........        314       236        126
               Federal income tax refunds........................................         73       246         81
               Deferred income taxes.............................................          8         -        (56)
               Deferred revenue..................................................        706       586        121
               Deposits..........................................................        100        24        (64)
               Accrued interest on marketable securities.........................         36        (5)        (7)
               Accrued interest on long-term debt................................         79       176         69
               Change in working capital items:
                    Receivables..................................................        275      (384)       (83)
                    Other current assets.........................................         (4)     (175)      (170)
                    Payables.....................................................       (666)      644        521
                    Other liabilities............................................        115       157         86
               Other.............................................................          7        18         16
                                                                                       -------  -------    -------
Net Cash Provided by Continuing Operations.......................................        141     1,036        433

Cash Flows from Investing Activities:
     Proceeds from sales and maturities of marketable securities.................      3,670     7,822      5,169
     Purchases of marketable securities..........................................     (1,162)   (8,284)    (4,555)
     Decrease (increase) in restricted securities................................         56      (150)       (16)
     Capital expenditures........................................................     (2,325)   (5,576)    (3,385)
     Purchase of assets held for sale, net.......................................       (110)      (52)         -
     Investments and acquisitions, net of cash acquired..........................          -       (34)        (3)
     Proceeds from sale of property, plant and equipment, and other investments.          67        99         12
                                                                                       -------  -------    -------
Net Cash Provided by (Used in) Investing Activities..............................      $  196  $(6,175)   $(2,778)

                                   (continued)
          See accompanying notes to consolidated financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                   For the three years ended December 31, 2001


                                                                                         2001      2000      1999
                                                                                          (dollars in millions)
Cash Flows from Financing Activities:
     Long-term debt borrowings, net of issuance costs............................       $ 761   $ 3,195   $ 1,249
     Payments and repurchases of long-term debt, including current portion.......        (812)      (21)       (6)
     Issuances of common stock, net of issuance costs............................          -      2,406     1,498
     Stock options exercised.....................................................           2        16        22
                                                                                       -------   -------   -------
Net Cash (Used in) Provided by Financing Activities..............................         (49)    5,596     2,763

Net Cash Used in Discontinued Operations.........................................        (226)    (358)       (49)

Effect of Exchange Rates on Cash and Cash Equivalents............................         (20)     (56)         1
                                                                                       -------   -------   -------

Net Change in Cash and Cash Equivalents..........................................          42       43        370

Cash and Cash Equivalents at Beginning of Year...................................       1,255    1,212        842
                                                                                       -------   -------   -------

Cash and Cash Equivalents at End of Year.........................................     $ 1,297  $ 1,255    $ 1,212
                                                                                      =======  =======    =======

Supplemental Disclosure of Cash Flow Information:
     Income taxes paid...........................................................      $    -     $  2      $   2
     Interest paid...............................................................         471      461        104

Noncash Investing and Financing Activities:
     Common stock issued in exchange for long term debt..........................      $   72     $  -       $  -
     Warrants issued in exchange for construction services.......................          32        -          -
     Equity securities received in exchange for services.........................           -       43          5
     Issuances of stock for Businessnet acquisition..............................           -        3          8

          See accompanying notes to consolidated financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   For the three years ended December 31, 2001


                                                                              Accumulated       Retained
                                                                 Additional      Other         Earnings
                                                         Common    Paid-in    Comprehensive   (Accumulated
                                                         Stock     Capital   Income (Loss)      Deficit)      Total

                                                                        (dollars in millions)

Balances at December 31, 1998........................    $  3     $  765        $   4      $ 1,393   $ 2,165

Common Stock:
     Issuances, net of offering costs................       -      1,506            -          -      1,506
     Stock options exercised.........................       -         22            -          -         22
     Stock plan grants...............................       -        129            -          -        129
     Shareworks plan.................................       -          1            -          -          1
     Income tax benefit from exercise of
       options.......................................       -         78            -          -         78
Net Loss.............................................       -          -            -         (487)    (487)
Other Comprehensive Loss.............................       -          -           (9)         -         (9)
                                                        -------   -------       -------      ------   ------
Balances at December 31, 1999........................       3      2,501           (5)         906    3,405

Common Stock:
     Issuances, net of offering costs................       1      2,409            -          -      2,410
     Stock options exercised.........................       -         15            -          -         15
     Stock plan grants...............................       -        237            -          -        237
     Shareworks plan.................................       -          5            -          -          5
Net Loss.............................................       -          -            -       (1,455)  (1,455)
Other Comprehensive Loss.............................       -          -          (68)         -        (68)
                                                        -------   -------       -------     -------   ------
Balances at December 31, 2000........................       4      5,167          (73)        (549)   4,549

Common Stock:
     Issued to extinguish long-term debt.............       -         72            -          -         72
     Warrants issued for capital assets..............       -         32            -          -         32
     Stock options exercised.........................       -          2            -          -          2
     Stock plan grants...............................       -        312            -          -        312
     Shareworks plan.................................       -         17            -          -         17
Net Loss.............................................       -          -            -       (4,978)  (4,978)
Other Comprehensive Loss.............................       -          -          (71)         -        (71)
                                                        -------   -------       -------     -------   ------
Balances at December 31, 2001........................    $  4   $  5,602     $   (144)     $(5,527)  $  (65)
                                                        =======   =======      ========     =======   ======

          See accompanying notes to consolidated financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   For the three years ended December 31, 2001

                                                                                    2001       2000       1999
                                                                                      (dollars in millions)
Net Loss.....................................................................    $(4,978)   $(1,455)    $ (487)
Other Comprehensive Income (Loss) Before Tax:
     Foreign currency translation adjustments................................        (84)       (73)       (10)
     Unrealized holding gains (losses) arising during period.................         (4)         5         (3)
     Reclassification adjustment for gains included in net earnings (loss)...         17          -         (1)
                                                                                   ------     ------     ------
Other Comprehensive Loss, Before Tax.........................................        (71)       (68)       (14)
Income Tax Benefit Related to Items of Other Comprehensive Loss..............          -          -          5
                                                                                   ------     ------     ------
Other Comprehensive Loss Net of Taxes........................................        (71)       (68)        (9)
                                                                                   ------     ------     ------
Comprehensive Loss...........................................................    $(5,049)   $(1,523)    $ (496)
                                                                                  =======    =======     ======

          See accompanying notes to consolidated financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the ''Company'' or ''Level 3'') in which it has control, which are engaged in enterprises primarily related to communications, information services, and coal mining. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. Investments in other companies in which the Company exercises significant influence over operating and financial policies or has significant equity ownership are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

In 2001, the Company agreed to sell its Asian telecommunications business to Reach Ltd. (''Reach''). Therefore, the assets, liabilities, results of operations and cash flows for this business have been classified as discontinued operations in the consolidated financial statements (See note 3).

Communications and Information Services Revenue and Cost of Revenue

Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem and dark fiber revenue from contracts entered into after June 30, 1999, is recognized monthly as the services are provided. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement. Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements (''IRUs'') that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, are recognized at the time of delivery and acceptance of the fiber by the customer.

Effective July 1, 1999, the Financial Accounting Standards Board (''FASB'') issued Interpretation No. 43, ''Real Estate Sales, an interpretation of FASB Statement No. 66'' (''FIN 43''). Under FIN 43, certain sale and long-term right-of-use agreements of dark fiber and capacity entered into after June 30, 1999, are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. Dark fiber is considered integral equipment and accordingly, a lease must include a provision allowing title to transfer to the lessee in order for that lease to be accounted for as a sales-type lease. Failure to satisfy the requirements of FIN 43 results in revenue being recognized ratably over the term of the agreement (currently up to 20 years).

The adoption of FIN 43 did impact revenue recognition, but did not have an effect on the Company's cash flows. Dark fiber IRUs generally require the customer to make a down payment due upon execution of the agreement with the balance due upon delivery and acceptance of the fiber. These long-term dark fiber contracts and the issuance of FIN 43 have, however, resulted in a substantial amount of deferred revenue being recorded on the Company's balance sheet.

On July 19, 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-11 "Meeting the Ownership Transfer Requirements of FASB Statement No. 13 for Leases of Real Estate", ("EITF 00-11"). EITF 00-11 specifically addresses the transfer of ownership requirements for leases involving integral equipment or property improvements for which no formal title registration system exists and was effective for all transactions occurring after July 19, 2001. The EITF stated in order to meet the criteria for sales-type lease accounting, the lease agreement must obligate the lessor to deliver to the lessee documents that convey ownership to the lessee by the end of the lease term.

Telecommunications companies have historically applied sales-type lease accounting to certain contracts that, among other required criteria, contained a provision that permitted the lessee the option to obtain ownership to the rights of way and/or the integral equipment at the end of the lease term in exchange for a nominal fee. Under EITF 00-11, the lessee must obtain title or its equivalent to the asset if sales-type lease accounting is to be used. Level 3 treated certain transoceanic capacity agreements that met the accounting requirements as sales-type leases. The

Company does not believe the issuance of EITF 00-11 will have a signiicant effect on its future operating results or financial condition.

It is the Company's policy to recognize termination revenue when certain conditions have been met. These conditions include: 1) Customer has accepted all or partial delivery of asset or service, 2) Level 3 has received consideration for the service provided, and 3) Level 3 is not legally obligated to provide additional product or services to the customer or their successor. Termination revenue is typically recognized in situations where a customer and Level 3 mutually agree to terminate service or the customer and its assets fail to emerge from bankruptcy protection. If the conditions above are met, the Company will recognize termination revenue equal to the fair value of consideration received, less any amounts previously recognized. Termination revenue is reported in the same manner as the original product or service provided.

Level 3 entered in to joint build arrangements during the construction of its North American and European networks in which it was the sponsoring partner. These arrangements are generally characterized as fixed fee or cost sharing arrangements. For fixed fee joint build arrangements in which Level 3 is the sponsor, the Company assumes the cost risk of completing the work for a fixed price agreed upon at the inception of the arrangement between the parties. Level 3 recognizes revenue equal to the value of the contract when construction is complete and payment is received from the joint build partner. For cost sharing arrangements each of the joint build parties shares the cost risk of completing the work. These contracts typically include provisions in which the sponsoring partner receives a management fee for construction services provided. Level 3 recognizes this management fee as revenue in the period when the contract is completed and payment is received from the joint build partner.

Level 3 was a party to seven non-monetary exchange transactions in 2001 whereby it sold IRUs, other capacity, or other services to a company from which Level 3 received communications assets or services. In each case, the transaction provided Level 3 needed network capacity or redundancy on unprotected transmission routes. The value of these non-monetary transactions was determined using similar transactions for which cash consideration was received.

The Company is obligated under dark fiber IRUs and other capacity agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party circuit costs directly attributable to the network as well as actual costs of assets sold pursuant to sales-type leases. The cost of revenue associated with sales-type leases of dark fiber agreements entered into prior to June 30, 1999, was determined based on an allocation of the total estimated costs of the network to the dark fiber provided to the customers. The allocation takes into account the service capacity of the specific dark fiber provided to customers relative to the total expected capacity of the network. Changes to total estimated costs and network capacity are included prospectively in the allocation in the period in which they become known. Cost of revenue associated with the sale of transoceanic capacity that meet the accounting requirements as sales-type leases, is also determined based on taking into account service capacity and actual costs incurred by Level 3 and its contractors to construct such assets.

Accounting practice and guidance with respect to the treatment of submarine dark fiber sales and terrestrial IRU agreements continue to evolve. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these transactions in the future.

Information services revenue is primarily derived from the computer outsourcing business and the systems integration business. Level 3 provides outsourcing services, typically through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts, Level 3 recognizes revenue in the month the service is provided. The systems integration business helps customers define, develop and implement cost-effective information systems. Revenue from these services is recognized on a time and materials basis or percentage of completion basis depending on the extent of the services provided. Cost of revenue includes costs of consultants' salaries and other direct costs for the information services businesses.

     Liquidity and Capital Resources

The communications and information services industry is highly competitive. Additionally, the communications industry is currently operating in a difficult economic environment. Many of the Company's existing and potential competitors in the communications industry have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including larger customer bases. Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996, the opening of the U.S. market to foreign carriers, technological advances and further deregulation could give rise to significant new competitors to the Company. Furthermore, as discussed in Note 9, the Company has certain covenants under its debt and senior secured credit facility agreements, including one related to minimum telecom revenues, as defined, that could affect the future liquidity of the Company if such covenants are not met. Management believes it will be able to take appropriate actions to ensure that the Company will continue as a going concern for the foreseeable future, beyond one year.

     Concentration of Credit Risk

The Company provides telecommunications services to a wide range of customers, ranging from well capitalized national carriers to local Internet start-ups. Beginning in 2001, Level 3 changed its customer focus to the top 300 global users of bandwidth capacity. These top 300 global users tend to be financially more viable than certain Internet start-ups. The Company has in place policies and procedures to review the financial condition of potential and existing customers and concludes that collectibility is probable prior to commencement of services. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, the Company will not recognize revenue attributable to that customer until cash is received. Based on these policies and procedures, the Company believes its exposure to credit risk within the communications business and the related effect on the financial statements is limited. The Company is not immune from the affects of the downturn in the economy and specifically the telecommunications industry; however, management believes the concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company's customer base among geographic areas and remedies provided by terms of contracts and statutes.

Coal Sales Contracts

Historically, Level 3's coal is sold primarily under long-term contracts with electric utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of Level 3's coal revenue was earned from long-term contracts during 2001, 2000, and 1999. The remainder of Level 3's sales are made on the spot market where prices are substantially lower than those in the long-term contracts. Beginning in 2001, a higher proportion of Level 3's sales occurred on the spot market as long-term contracts began to expire. Costs of revenue related to coal sales include costs of mining and processing, estimated reclamation costs, royalties and production taxes.

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

Level 3's coal sales contracts are concentrated with several electric utility and industrial companies. In the event that these customers do not fulfill contractual responsibilities, Level 3 could pursue the available legal remedies.

Depreciation and Amortization

Property,   plant  and  equipment  are  recorded  at  cost.   Depreciation   and
amortization for the Company's property, plant and equipment are computed on accelerated and straight-line methods based on the following useful lives:

  Facility and Leasehold Improvements................................20-40 years
  Network Infrastructure (including fiber)............................7-25 years
  Operating Equipment..................................................3-7 years
  Network Construction Equipment.......................................5-7 years
  Furniture, Fixtures and Office Equipment.............................3-7 years


Depletion of mineral properties is provided using the units-of-extraction method based on the remaining tons of coal committed under sales contracts.

Investee Stock Activity

The Company recognizes gains and losses from the sale, issuance and repurchase of stock by its equity method investees in the statements of operations unless the Company has unrecorded equity losses attributable to the investee due to the lack of future financial commitments to the investee.

Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares during each period. Diluted earnings per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible subordinated notes, stock options, stock based compensation awards and other dilutive securities.

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

Long-Lived Assets

The Company reviews the carrying amount of long-lived assets or groups of assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment includes a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset.

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

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In 2000, Level 3 utilized a portion of its accumulated net operating tax losses to offset prior years' taxable income. The remaining net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable. See Note 17.

Comprehensive Income (Loss)

Comprehensive  income (loss)  includes net earnings  (loss) and other  non-owner related changes in equity not included in net earnings (loss), such as unrealized gains and losses on marketable securities classified as available for sale and foreign currency translation adjustments related to foreign subsidiaries.

Foreign Currencies

Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) and in the statements of comprehensive income (loss).

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

Derivatives

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, ''Accounting for Derivative Instruments and Hedging Activities''. SFAS No. 133 as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, the type of hedge, and the extent of hedge ineffectiveness. The Company currently makes minimal use of derivative instruments as defined by SFAS No. 133, so the adoption of SFAS No. 133 in 2001 did not have a material effect on the Company's results of operations or its financial position.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Prior to the issuance of SFAS No. 141, companies accounted for mergers and acquisitions using one of two methods; pooling of interests or the purchase accounting method. Level 3 has accounted for acquisitions using the purchase method and does not believe the issuance of SFAS No. 141 will have a material effect on the Company's future results of operations or financial position.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning January 1, 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Goodwill attributable to equity method investments will also no longer be amortized but is still subject to impairment analysis using existing guidance for equity method investments. For the goodwill and intangible assets in place as of December 31, 2001, the Company does not believe the adoption of SFAS No. 142 will have a material impact on the Company's results of operations or its financial position. The Company believes the impact of SFAS No. 142 will not have a material effect on accounting for future acquisitions as the new standard generally results in more amortized intangible assets and less non-amortized goodwill.

In June 2001, the FASB also approved SFAS No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will be effective for the Company beginning on January 1, 2003. The Company expects that its coal mining business will be affected by this standard and is currently evaluating the potential effect of SFAS No. 143 on its future results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which the Company elected to early adopt during the fourth quarter of 2002 retroactive to January 1, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the estimated fair value of the asset. It removes goodwill from its scope and, therefore, eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. It also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for possible future cash flows. It requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. In these situations, SFAS No. 144 requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The Company continued to monitor and review long-lived assets for possible impairment in accordance with SFAS No. 121 prior to the adoption of SFAS No. 144. Since SFAS No. 144 retains similar requirements as SFAS No. 121 for recognizing and measuring any impairment loss, the adoption of SFAS No. 144 did not have a significant effect on the Company's procedures for monitoring and reviewing long-lived assets for possible impairment. SFAS No. 144 also retains the basic provisions of APB Opinion No. 30 "Reporting the Results of Operations" for the presentation of discontinued operations in the income statement but broadens the definition of a discontinued operation such that a component of an entity (rather than a segment of a business) would be considered to be a discontinued operation if the operations and cash flows of the component will be eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the component. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of SFAS No. 144 in 2001 had a significant impact on the accounting presentation of the sale of the Asian communications business as this business would not have qualified for treatment as a discontinued operation under APB Opinion No. 30, since it did not meet the definition of a business segment.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)    Restructuring and Impairment Charges

In 2001, the Company announced that due to the duration and severity of the slowdown in the economy and the telecommunications industry, that it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy recovers. As a result of these actions, the Company has reduced its global work force, primarily in the communications business in the United States and Europe by approximately 2,200 employees in 2001. Restructuring charges of approximately $10 million, $40 million and $58 million were recorded in the first, second and fourth quarters of 2001, respectively, of which $66 million related to staff reduction and related costs and $42 million to real estate lease termination costs. In total, the Company has paid $49 million in severance and related fringe benefit costs and $1 million in lease termination costs as of December 31, 2001 for these actions. The remaining estimated cash expenditures of $17 million relating to the workforce reductions primarily relate to approximately 200 European employees terminated in the first quarter of 2002. Lease termination obligations of $41 million are expected to be substantially paid by June 30, 2002.

The economic downturn and related capital reprioritization discussed above resulted in certain telecommunications assets being identified as excess, obsolete or carried at values that may not be recoverable due to an adverse change in the extent in which the telecommunication assets were being utilized caused by the unfavorable business climate within the telecommunications industry. As a result, in the second quarter of 2001 the Company recorded a non-cash impairment charge of $61 million, representing the excess of the carrying value over the estimated fair value of these assets. The estimated fair value of these assets was based on recent cash sales of similar assets. The impaired assets were written-off, as the Company does not expect to utilize them to generate future cash flows.

In the fourth quarter of 2001, in light of the continued economic uncertainty, continued customer disconnections at higher rates than expected, increased difficulty in obtaining new revenue and the overall slow down in the communications industry, the Company again reviewed the carrying value of its long-lived assets for possible impairment in accordance with SFAS No. 144. The Company determined based upon its projections, giving effect to the continuing economic slowdown and continued over-capacity in certain areas of the telecommunications industry, the estimated future undiscounted cash flows attributable to certain assets would not exceed the current carrying value of the assets. The Company, therefore, recorded an impairment charge of $3.2 billion to reflect the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying value as further described below.

The impairments primarily relate to colocation assets, excess conduits in North America and European intercity and metropolitan networks, and certain transoceanic assets. Geographically, approximately 74% of the charges are attributable to North America, 17% are attributable to Europe and 9% attributable to transatlantic assets.

The financial problems of many of the "dot-coms", emerging carriers and competitors, a weakening economy, and changing customer focus, have led to an over-capacity of colocation space in several U.S. and European markets. Level 3 is attempting to sell or sublease its excess colocation space; however, current market rates for much of the space are below its carrying values. As a result, the Company recorded an impairment charge of approximately $1.6 billion related to its colocation assets, primarily owned facilities, leasehold improvements and related equipment.

Level 3 constructed its networks in North America and Europe in such a way that they could be continuously upgraded to the most current technology without affecting its existing customers. Level 3 also installed additional conduits with the intention of selling them to other carriers. To date, the Company has only sold one conduit in its North American network and, due to the current economic environment and decreasing capital expenditure budgets of potential buyers, does not expect additional sales in the foreseeable future. For this reason the Company has recorded an impairment charge of approximately $1.2 billion for the five conduits that were previously determined to be available for sale to third parties, based on estimated cash flows from the disposition of the conduits.

The completion of several transoceanic cable systems in the second half of 2001 and the expected completion of additional systems in 2002, have resulted in an over abundance of transoceanic capacity. This excess capacity, combined with limited demand, have adversely affected the transoceanic capacity markets. At current pricing levels, the Company does not believe it will recover its investment from future cash flows. As a result, the Company has recorded an impairment charge of approximately $320 million for its transatlantic submarine assets.

The Company also recorded an impairment charge of approximately $65 million for spare equipment write-downs and abandoned lateral fiber builds in the fourth quarter of 2001.

(3)    Discontinued Asian Operations

On December 19, 2001, Level 3 announced that it had agreed to sell its Asian telecommunications business to Reach Ltd. for no cash consideration. The agreement covers subsidiaries that included the Asian network operations, assets, liabilities and future financial obligations. This includes Level 3's share of the Northern Asian cable system, capacity on the Japan-US cable system, capital and operational expenses related to these two systems, gateways in Hong Kong and Tokyo, and existing customers on Level 3's Asian network.

The transaction closed on January 18, 2002. As of December 31, 2001, the net carrying value of Level 3's Asian assets was approximately $465 million. In accordance with SFAS No. 144, Level 3 recorded an impairment loss on these assets held for sale within discontinued operations, equal to the difference between the carrying value of the assets and their fair value. Based upon the terms of the agreement, the Company also accrued $51 million in certain capital obligations it retained for the two submarine systems to be sold to Reach, and estimated transaction costs.

The following is summarized financial information for the discontinued Asian operations for the three years ending December 31, 2001:

        Operations                                                                    2001      2000      1999
                                                                                        (dollars in millions)
Revenue...........................................................................    $ 13      $  1      $  -
Costs and Expenses:
     Cost of revenue..............................................................     (17)       (2)        -
     Depreciation and amortization................................................     (27)       (5)        -
     Selling, general and administrative..........................................     (58)      (42)       (5)
                                                                                     ------    ------    ------
          Total costs and expenses................................................    (102)      (49)       (5)
                                                                                     ------    ------    ------

Loss from Operations..............................................................     (89)      (48)       (5)

Loss on Impairment of Asian Assets................................................    (516)        -         -
                                                                                     ------    ------    ------

Loss from Discontinued Operations.................................................   $(605)    $ (48)     $ (5)
                                                                                     ======    ======    ======


SFAS No. 144 requires that long-lived assets that have met the relevant criteria should be classified as "held for sale" and shall be identified separately in the asset and liability sections of the balance sheet. The assets and liabilities of the Asian operations met these criteria as of December 31, 2001 and are classified as current due to their sale to Reach in January of 2002.

The following is summarized financial information for the discontinued Asian operations as of December 31, 2001 and 2000:

        Financial Position                                                                        2001      2000
                                                                                               (dollars in millions)
Current Assets:
     Cash and cash equivalents..............................................................      $ 34      $ 13
     Restricted securities..................................................................        17         -
     Receivables............................................................................        21        91
     Other..................................................................................     ------    ------
Total Current Assets........................................................................        74       107

Net Property, Plant and Equipment...........................................................         -       369
Other Assets, net...........................................................................         -        13
                                                                                                 ------    ------
                                                                                                  $ 74      $489
                                                                                                 ======    ======
Current Liabilities:
     Accounts payable.......................................................................      $ 58     $ 116
     Current portion of long-term debt......................................................         8         -
     Deferred revenue.......................................................................         6         -
     Other..................................................................................         2         1
Total Current Liabilities...................................................................        74       117
                                                                                                 ------    ------

Net Assets..................................................................................      $  -      $372
                                                                                                 ======    ======

(4)    Loss Per Share

The Company had a loss from continuing operations for the three years ended December 31, 2001. Therefore, the dilutive effect of the approximately 15 million, 19 million and 13 million shares at December 31, 2001, 2000 and 1999, respectively, attributable to the convertible subordinated notes and the approximately 53 million, 21 million and 23 million options and warrants outstanding at December 31, 2001, 2000 and 1999 respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the earnings (loss) per share calculations for the Level 3 Common Stock.

                                                                                           Year Ended
                                                                                  2001        2000      1999
Loss from Continuing Operations (in millions)...............................  $ (5,448)   $ (1,407)   $ (482)
Discontinued Operations.....................................................      (605)        (48)       (5)
Extraordinary Gain on Debt Extinguishment, net..............................     1,075           -         -
                                                                                 ------    -------    -------
Net Loss....................................................................  $ (4,978)   $ (1,455)   $ (487)
                                                                               ========    ========   =======

Total Number of Weighted Average Shares Outstanding used to Compute
   Basic and Dilutive Earnings Per Share (in thousands).....................   373,792     362,539   334,348
Earnings (Loss) per Share (Basic and Diluted):
     Continuing operations..................................................  $ (14.58)    $ (3.88)  $ (1.44)
                                                                              ========     =======   =======
     Discontinued operations................................................  $  (1.62)    $  (.13)  $  (.02)
                                                                              ========     =======   =======
     Extraordinary gain on debt extinguishment, net.........................  $   2.88     $     -   $     -
                                                                              ========     =======   =======
     Net loss...............................................................  $ (13.32)    $ (4.01)  $ (1.46)
                                                                              ========     =======   =======

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

At December 31, 2001 and 2000, the cost, unrealized holding gains and losses, and estimated fair values of marketable and restricted securities were as follows:

                                                                                      Unrealized   Unrealized
                                                                                        Holding      Holding     Fair
                                                                             Cost        Gains       Losses     Value
                                                                                      (dollars in millions)
2001
Marketable Securities:
     U.S. Treasury securities.............................................  $ 206       $  -        $  -       $ 206
                                                                          =======     =======     =======     =======
Restricted Securities:
     Cash and cash equivalents............................................  $ 128       $  -        $  -       $ 128
     Wilmington Trust:
            Intermediate term bond fund...................................     15          -           -          15
            Equity fund...................................................     11          1           -          12
                                                                           ------     -------     -------     -------
                                                                            $ 154       $  1        $  -       $ 155
                                                                          =======     =======     =======     =======

                                                                                      Unrealized  Unrealized
                                                                                         Holding    Holding    Fair
                                                                             Cost         Gains     Losses     Value
                                                                                       (dollars in millions)
2000
Marketable Securities:
     Commercial Paper.....................................................  $ 204       $  -        $ -       $ 204
     U.S. Treasury securities.............................................  2,534          4          -       2,538
                                                                           ------     -------    -------    -------
                                                                           $2,738       $  4        $ -     $ 2,742
                                                                          =======     =======    =======    =======
Restricted Securities:
     Cash and cash equivalents............................................  $ 173       $  -        $ -       $ 173
     Wilmington Trust:
          Intermediate term bond fund.....................................     14          -          -          14
          Equity fund.....................................................     11          4          -          15
                                                                           ------     -------    -------    -------
                                                                            $ 198       $  4        $ -       $ 202
                                                                          =======     =======    =======    =======

For debt securities, costs do not vary significantly from principal amounts. The Company recognized $17 million of gains in 2001 from the sale of marketable securities; all of which were attributable to foreign currency gains on securities denominated in Euros. The Company did not recognize any realized gains and losses on sales of marketable and equity securities in 2000. Realized gains and losses on sales of marketable and equity securities were $17 million and $16 million in 1999.

At December 31, 2001, the contractual maturities of the debt securities are as follows:


                                                                                                        Fair
                                                                                            Cost       Value
                                                                                         (dollars in millions)
U.S. Treasury Securities:
       Less than 1 year.................................................................   $ 206       $ 206
                                                                                         =======     =======

Maturities for the restricted securities have not been presented, as the types of securities are either cash or mutual funds which do not have a single date.

Long-Term Debt

The fair value of long-term debt was estimated using the December 31, 2001 and 2000 average of the bid and ask price for the publicly traded debt instruments. Amounts under the Tranche A and Tranche C of the Senior Secured Credit Facility and the commercial mortgages are not publicly traded. The fair value for these instruments is assumed to approximate their carrying value at December 31, 2001 as they are secured by underlying assets and are at variable interest rates thus minimizing credit and interest rate risks.

The carrying amount and estimated fair values of Level 3's financial instruments are as follows:

                                                                                       2001                  2000
                                                                                Carrying      Fair       Carrying    Fair
                                                                                 Amount       Value       Amount     Value
                                                                                             (dollars in millions)

Cash and Cash Equivalents.....................................................  $ 1,297    $ 1,297      $ 1,256    $ 1,256
Marketable Securities.........................................................      206        206        2,742      2,742
Restricted Securities.........................................................      155        155          215        215
Investments (Note 8)..........................................................      127        569          146        569
Long-term Debt, including current portion (Note 9)............................    6,216      3,354         7,325     5,766

(6)    Receivables

Receivables at December 31, 2001 and 2000 were as follows:

                                                              Information
                                       Communications          Services         Coal           Other           Total
                                                                        (dollars in millions)
2001
Accounts Receivable - Trade:
       Services........................        $  151          $  21           $  11           $   1          $  184
       Dark Fiber......................            40              -               -               -              40
Joint Build Costs......................            20              -               -               -              20
Other Receivables......................            41              -               -               -              41
Allowance for Doubtful Accounts........           (43)            (3)              -               -             (46)
                                                ------        -------         -------         -------         -------
Total                                          $  209          $  18           $  11           $   1          $  239
                                               =======        =======         =======         =======         =======
2000
Accounts Receivable - Trade:
       Services........................        $  141          $  25           $  19           $   1          $  186
       Dark Fiber......................           161              -               -               -             161
Joint Build Costs......................           162              -               -               -             162
Other Receivables......................            49              1               -               -              50
Allowance for Doubtful Accounts........           (29)            (4)              -               -             (33)
                                                ------        -------         -------         -------         -------
Total                                          $  484          $  22           $  19           $   1          $  526
                                               =======        =======         =======         =======         =======


Joint build receivables primarily relate to costs incurred by the Company for construction of network assets in which Level 3 is partnering with other companies. Generally, under these types of agreements, the sponsoring partner will incur 100% of the construction costs and bill the other party as certain construction milestones are accomplished.

The Company recognized bad debt expense in selling, general and administrative expenses of $42 million, $31 million and $11 million in 2001, 2000 and 1999, respectively. The Company decreased accounts receivable and allowance for doubtful accounts by approximately $29 million and $7 million in 2001 and 2000, respectively, for amounts the Company deemed as uncollectible.

(7)    Property, Plant and Equipment

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

As noted previously, in 2001, the Company recorded a charge on the statement of operations for impairment of certain assets. The impairments primarily relate to colocation assets ($1.6 billion), conduits in North America and European intercity and metropolitan networks ($1.2 billion), and certain transoceanic assets ($320 million). For those assets that are determined to be impaired, the fair value of the asset becomes the new basis or "cost" of the asset and the accumulated depreciation that had previously been recorded, is eliminated.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

                                                                                                Accumulated        Book
                                                                                     Cost       Depreciation       Value
                                                                                            (dollars in millions)
2001
Land and Mineral Properties..................................................      $  218         $  (22)        $   192
Facility and Leasehold Improvements
     Communications..........................................................       1,423            (22)          1,401
     Information Services....................................................          26             (5)             21
     Coal Mining.............................................................          65            (62)              3
     CPTC....................................................................          92            (14)             78
Network Infrastructure.......................................................       4,111           (107)          4,004
Operating Equipment
     Communications..........................................................       1,152           (367)            785
     Information Services....................................................          69            (41)             28
     Coal Mining.............................................................          82            (72)             10
     CPTC....................................................................          18            (11)              7
Network Construction Equipment...............................................          67            (17)             50
Furniture, Fixtures and Office Equipment.....................................         180            (94)             86
Construction-in-Progress.....................................................         225              -             225
                                                                                   -------        -------        -------
                                                                                   $7,728        $  (838)       $  6,890
                                                                                   ======        =======        ========

                                                                                               Accumulated          Book
                                                                                     Cost      Depreciation        Value
                                                                                          (dollars in millions)
2000
Land and Mineral Properties..................................................       $  191        $  (11)        $   180
Facility and Leasehold Improvements
     Communications..........................................................        1,280           (51)          1,229
     Information Services....................................................           25            (4)             21
     Coal Mining.............................................................           68           (64)              4
     CPTC....................................................................           92           (12)             80
Network Infrastructure.......................................................        3,400           (43)          3,357
Operating Equipment
     Communications..........................................................        1,577          (554)          1,023
     Information Services....................................................           50           (26)             24
     Coal Mining.............................................................           93           (85)              8
     CPTC....................................................................           17            (9)              8
Network Construction Equipment...............................................          139           (27)            112
Furniture, Fixtures and Office Equipment.....................................          146           (44)            102
Construction-in-Progress.....................................................        2,866             -           2,866
                                                                                   -------        -------        -------
                                                                                   $ 9,944       $  (930)       $  9,014
                                                                                   =======       =======        ========

Depreciation expense was $1,082 million in 2001, $529 million in 2000 and $192 million in 1999. Depreciation expense attributable to the network construction equipment is capitalized and included in Construction-in-Progress until such time the constructed asset is placed in service.

(8)    Other Assets

At December 31, 2001 and 2000 other non-current assets consisted of the following:

                                                                                                       2001     2000
                                                                                                       (in millions)

     Investments....................................................................................   $127     $146
     Debt Issuance Costs, net.......................................................................    113      161
     Goodwill, net of accumulated amortization of $142 and $102....................................      28       68
     Prepaid Network Assets.........................................................................     21       35
     CPTC Deferred Development and Financing Costs..................................................     20       14
     Assets Held for Sale..........................................................................      62        -
     Employee and Officer Notes Receivable.........................................................      10        -
     Deposits......................................................................................       -       40
     Other..........................................................................................     11       14
                                                                                                      -----     -----
          Total other assets........................................................................   $392     $478
                                                                                                     ======    ======

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

On December 31, 2001, Level 3 owned approximately 27% and 45% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $78 million and $485 million, respectively, on December 31, 2001.

During the fourth quarter of 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. If RCN becomes profitable, Level 3 will not record its equity in RCN's profits until unrecorded equity losses have been offset. The Company's investment in RCN, including goodwill, was zero at December 31, 2001 and December 2000, respectively. The Company did not recognize approximately $249 million of suspended equity losses attributable to RCN in 2001, bringing the total amount of suspended equity losses to approximately $269 million. Level 3 recorded equity losses attributable to RCN of $260 million and $134 million for the twelve months ended December 31, 2000 and 1999, respectively.

The Company recognizes gains from the sale, issuance and repurchase of stock by its equity method investees in its statements of operations. During 2000, RCN issued stock for the acquisition of 21st Century Telecom Group, Inc., completed in April, 2000, and for certain transactions which diluted the Company's ownership of RCN from 35% at December 31, 1999 to 31% at December 31, 2000. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $95 million for the Company for the year ended December 31, 2000. The Company recognized a similar pre-tax gain of $117 million in 1999. The Company did not recognize any gains in 2001 and does not expect to recognize future gains on RCN stock activity until the suspended equity losses are recognized by the Company.

The following is summarized financial information of RCN for the year ended December 31, 2001(unaudited) and the years ended December 31, 2000 and 1999, and as of December 31, 2001 (unaudited) and December 31, 2000.


                                                                                         Year Ended December 31,
                                                                                        2001       2000       1999
                                   Operations:
RCN Corporation:
     Revenue .                                                                         $ 456    $   333     $  276
     Net loss available to common shareholders...................................       (836)      (891)      (369)

Level 3's Share:
     Net loss....................................................................          -       (260)      (134)
     Goodwill amortization.......................................................          -         (1)        (1)
                                                                                        -----      -----      -----
                                                                                       $   -    $  (261)    $ (135)
                                                                                       ======     ======     ======

                                                                                              December 31,
                                                                                           2001            2000
                               Financial Position:
Current Assets...................................................................        $  956         $ 1,854
Other Assets ....................................................................         2,647           2,922
                                                                                         ------          ------
     Total assets................................................................         3,603           4,776

Current Liabilities..............................................................           313             531
Other Liabilities................................................................         1,929           2,284
Minority Interest................................................................            51              75
Preferred Stock..................................................................         2,142           1,991
                                                                                         ------          ------
     Total liabilities and preferred stock.......................................         4,435           4,881
                                                                                         ------          ------
          Common shareholders' deficit...........................................        $ (832)         $ (105)
                                                                                         ======          ======
Level 3's Investment:
     Equity in net assets........................................................        $    -          $    -
     Goodwill....................................................................             -               -
                                                                                         ------          ------
                                                                                         $    -          $    -
                                                                                         ======          ======

The Company's investment in Commonwealth Telephone, including goodwill, was $121 million and $105 million at December 31, 2001 and 2000, respectively.

The Company previously made investments in certain public and private companies in connection with those entities agreeing to purchase various services from the Company. The Company originally recorded these transactions as investments and deferred revenue on the balance sheet. The value of the investment and deferred revenue is equal to the estimated fair value of the securities at the time of the transaction or the value of the services to be provided, whichever was more readily determinable. Level 3 closely monitors the success of these investees in executing their business plans. For those companies that are publicly traded, Level 3 also monitors current and historical market values of the investee as it compares to the carrying value of the investment. The Company recorded a charge of $37 million during 2001 for an other-than temporary decline in the value of such investments, which is included in Other, net on the consolidated condensed statements of operations. Future appreciation will be recognized only upon sale or other disposition of these securities. The carrying amount of the investments was zero at December 31, 2001 and $37 million at December 31, 2000. The Company recognized revenue of approximately $13 million and less then $1 million for actual services provided to other entities involved in the program for the twelve months ended December 31, 2001 and 2000, respectively. As of December 31 2001, the Company had deferred revenue obligations of $9 million with respect to these transactions.

In August, 2001, the Company and divine, inc., a company included in those described above, entered into an agreement whereby divine would repurchase shares of common stock issued to Level 3 and absolve Level 3 of any further obligations with respect to the deferred revenue recorded at the time of the original transaction. As a result, Level 3 recorded a $27 million gain in Other, net on the consolidated statement of operations in 2001.

As of December 31, 2001, the goodwill identified in Other Assets is attributable to technology purchased in the XCOM Technologies, Inc. acquisition in 1998. This technology was used by Level 3 to develop an interface between its Internet protocol-network and the existing public switched telephone network. In accordance with SFAS No. 142, the Company will continue to amortize this intangible asset over its remaining useful economic life. Goodwill amortization expense, excluding amortization expense attributable to equity method investees, was $40 million in 2001, $50 million in 2000, and $36 million in 1999.

Assets held for sale includes certain corporate facilities that management of the Company has elected to dispose as soon as practicable. The Company recorded an impairment charge in depreciation expense of $45 million in 2001, representing the difference between the carrying value and adjusted market value of these facilities, as determined through consultations with a commercial real estate broker. Also included in assets held for sale are certain telecommunications equipment identified as excess and which management expects to sell within the next year due to the Company's decision in June 2001 to reprioritize its capital expenditures.

Loans were made to certain employees and officers of the Company. The loans are generally secured by Level 3 common stock or other personal assets of the borrower and bear interest at rates ranging from 6% to 9.5%.

(9)    Long-Term Debt

At December 31, 2001 and 2000, long-term debt was as follows:

                                                                                                 2001      2000
                                                                                              (dollars in millions)
     Senior Secured Credit Facility:
        Term Loan Facility
          Tranche A (4.69% due 2007)..........................................................  $ 450     $ 200
          Tranche B (5.69% due 2008)..........................................................    275       275
          Tranche C (6.08% due 2008)..........................................................    400         -
     Senior Notes (9.125% due 2008)...........................................................  1,430     2,000
     Senior Notes (11% due 2008)..............................................................    442       800
     Senior Discount Notes (10.5% due 2008)...................................................    583       619
     Senior Euro Notes (10.75% due 2008)......................................................    307       465
     Senior Discount Notes (12.875% due 2010).................................................    386       399
     Senior Euro Notes (11.25% due 2010)......................................................     93       279
     Senior Notes (11.25% due 2010)...........................................................    129       250
     Commercial Mortgage:
          GMAC (4.52% due 2003)...............................................................    120       120
          Lehman (5.64% due 2004).............................................................    112       113
     Convertible Subordinated Notes (6.0% due 2010)...........................................    728       863
     Convertible Subordinated Notes (6.0% due 2009)...........................................    612       823
     CPTC Long-term Debt (with recourse only to CPTC)
          (7.63% due 2004-2028)...............................................................    140       115
      Other...................................................................................      9         4
                                                                                                ------   ------
                                                                                                6,216     7,325
     Less current portion.....................................................................     (7)       (7)
                                                                                                ------   ------
                                                                                              $ 6,209   $ 7,318
                                                                                              =======   =======


In July 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. Various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes have traded at discounts to their respective face or accreted amounts.

The Company purchased $130 million of its 6% Convertible Subordinated Notes due in 2009 and $64 million of its 6% Convertible Subordinated Notes due in 2010 during the second half of 2001. The Company issued approximately 15.9 million shares of its common stock worth approximately $72 million in exchange for the debt. The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $117 million and is classified as an extraordinary item in the consolidated statement of operations. Level 3 will continue to evaluate these transactions in the future. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In September 2001, the Company announced that its first tier, wholly owned subsidiary, Level 3 Finance, LLC was commencing a "Modified Dutch Auction" tender offer for a portion of the Company's senior debt and convertible debt securities. Under the "Modified Dutch Auction" procedures, Level 3 Finance accepted tendered notes in each offer in the order of the lowest to the highest tender prices specified by the tendering holders within the applicable price range for the applicable series of notes (see table below.)

In October 2001, Level 3 Finance completed the purchase of Company debt with a face value of approximately $1.7 billion, plus accrued interest, for a total purchase price of approximately $731 million. The net gain on the extinguishment of the debt, including transaction costs, foreign currency gains and unamortized debt issuance costs, was approximately $967 million and was recorded as an extraordinary item in the consolidated statement of operations.

                                                             Maximum                      Actual Principal     Actual
                                                            Principal                        Amount at        Weighted
                                                            Amount at      Purchase Price     Maturity        Average
                                                         Maturity Sought     Range per      Repurchased       Purchase
                                                          ($ millions)        $1,000       ($ millions)    Price/$1,000
                                                                             Principal

     Senior Notes (9.125%) .................................   $ 725       $350 - $450         $ 570          $ 450
     Senior Notes (11%) ....................................     450        380 -  480           359            480
     Senior Discount Notes (10.5%) .........................     125        210 -  250           125            210
     Senior Euro Notes (10.75%) ............................     267        370 -  440           136            440
     Senior Discount Notes (12.875%) .......................     100        150 -  180           100            150
     Senior Euro Notes (11.25%) ............................     178        370 -  440           173            440
     Senior Notes (11.25%) .................................     150        370 -  460           121            460
     Convertible Subordinated Notes (due 2010) .............     325        190 -  220            71            220
     Convertible Subordinated Notes (due 2009) .............     525        190 -  220            80            220
                                                              ------                          ------
                                                             $ 2,845                         $ 1,735
                                                             =======                         =======
     Assumes 1EURO = .89 USD


Senior Secured Credit Facility

On September 30, 1999, Level 3 and certain Level 3 subsidiaries entered into a $1.375 billion secured credit facility (''Senior Secured Credit Facility''). The facility was originally comprised of a senior secured revolving credit facility in the amount of $650 million and a two-tranche senior secured term loan facility aggregating $725 million. The secured term loan facility consists of a $450 million tranche A and a $275 million tranche B term loan facility, respectively. At December 31, 2000, Level 3 had borrowed $200 million and $275 million under the tranche A and tranche B secured term loan facility, respectively. On January 8, 2001, the Company borrowed the remaining $250 million available under the existing tranche A of the Senior Secured Credit Facility.

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

Amounts drawn under the secured credit facility will bear interest, at the option of the Company, at an alternate base rate or reserve-adjusted LIBOR plus applicable margins. The applicable margins for the revolving credit facility and tranche A term loan facility range from 50 to 175 basis points over the alternate base rate and from 150 to 275 basis points over LIBOR and are fixed for the tranche B term loan facility at 250 basis points over the alternate base rate and 375 basis points over LIBOR. The tranche C applicable margins are fixed at 300 basis points over the alternate base rate and 400 basis points over LIBOR. Interest and commitment fees on the revolving credit facility and the term loan facilities are payable quarterly with specific rates determined by actual borrowings under each facility. Debt issuance costs of $38 million were capitalized and will be amortized as interest expense over the terms of Senior Secured Credit Facility.

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

As of December 31, 2001, Level 3 had not borrowed any funds under the $650 million revolving credit facility. The availability of funds and any requirement to repay previously borrowed funds is contingent upon the continued compliance with the relevant debt covenants.

The Senior Secured Credit Facility has customary covenants, or requirements that the company and certain of its subsidiaries must meet to remain in compliance with the contract, including a financial covenant that measures minimum revenues (Minimum Telecom Revenue). The subsidiaries of the Company that must comply with the terms and conditions of the credit facility are referred to as Restricted Subsidiaries.

The Minimum Telecom Revenue covenant generally requires that the Company meet or exceed specified levels of cash revenue from communications and information services businesses generated by the Restricted Subsidiaries. The Minimum Telecom Revenue covenant is calculated quarterly on a trailing four-quarter basis and must exceed $1.5 billion for the first quarter of 2002, increasing to $2.3 billion in the fourth quarter of 2002, $3.375 billion in the fourth quarter of 2003, and $4.75 billion in the fourth quarter of 2004. The Restricted Subsidiaries currently include those engaged in the Company's communications businesses and certain subsidiaries of (i)Structure engaged in the company's information services businesses.

Those subsidiaries of the Company that are not subject to the limitations of the Senior Secured Credit Facility are referred to as Unrestricted Subsidiaries. The Unrestricted Subsidiaries include Level 3's coal mining and toll road properties and its holdings in RCN and Commonwealth Telephone.

If the Company does not remain in compliance with this financial covenant, as well as certain other covenants, it could be in default under the terms of the Senior Secured Credit Facility. Under this scenario, the lenders could take actions to require repayment. The Company believes it is in full compliance with all covenants as of December 31, 2001.

On January 29, 2002, the Company stated that it was in compliance with all of the terms, conditions, and covenants under its credit facility and expected to remain in compliance through the end of the first quarter based on its publicly disclosed financial projections. However, the Company stated that if sales, disconnects and cancellations were to continue at the levels experienced during the second half of 2001, it may violate the Minimum Telecom Revenue covenant as early as the end of the second quarter 2002. The Company also stated that to the extent the Company's operational performance improves or it completes acquisitions that generate sufficient incremental revenue, a potential violation of the covenant could be delayed beyond the second quarter of 2002 or eliminated entirely. See Note 17 for additional information on actions taken to address covenant issues.

9.125% Senior Notes

In April 1998, Level 3 Communications, Inc. received $1.94 billion of net proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 (''9.125% Senior Notes''). Interest on the notes accrues at 9.125% per year and is payable on May 1 and November 1 each year in cash.

The 9.125% Senior Notes are subject to redemption at the option of Level 3 Communications, Inc., in whole or in part, at any time or from time to time on or after May 1, 2003, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning May 1, of the years indicated below:


   Year                                                       Redemption Price
   2003 .......................................................   104.563%
   2004 .......................................................   103.042%
   2005 .......................................................   101.521%
   2006 and thereafter.........................................   100.000%

The 9.125% Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured indebtedness of the Company. The notes contain certain covenants, which among other things, limit consolidated debt, dividend payments, and transactions with affiliates. Level 3 Communications, Inc. used the net proceeds of the note offering in connection with the implementation of its business plan.

Debt issuance costs of $65 million were originally capitalized and are being amortized as interest expense over the term of the Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $30 million at December 31, 2001.

11% Senior Notes due 2008

In February 2000, Level 3 Communications, Inc. received $779 million of net proceeds, after transaction costs, from a private offering of $800 million aggregate principal amount of its 11% Senior Notes due 2008 ("11% Senior Notes"). Interest on the notes accrues at 11% per year and is payable semi-annually in arrears in cash on March 15 and September 15, beginning
September 15, 2000. The 11% Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior debt. The 11% Senior Notes cannot be prepaid by Level 3 Communications, Inc., and mature on March 15, 2008. The 11% Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

Debt issuance costs of $21 million were originally capitalized and are being amortized as interest expense over the term of the 11% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $9 million at December 31, 2001.

10.5% Senior Discount Notes due 2008

In December 1998, Level 3 Communications, Inc. sold $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 (''10.5% Senior Discount Notes''). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long term debt. Interest on the 10.5% Senior Discount Notes accretes at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million ($709 million after the Dutch auction conducted in October of 2001) by December 1, 2003. Cash interest will not accrue on the 10.5% Senior Discount Notes prior to December 1, 2003; however, Level 3 Communications, Inc. may elect to commence the accrual of cash interest on all outstanding 10.5% Senior Discount Notes on or after December 1, 2001, in which case the outstanding principal amount at maturity of each 10.5% Senior Discount Note will on the elected commencement date be reduced to the accreted value of the 10.5% Senior Discount Note as of that date and cash interest shall be payable on that Note on June 1 and December 1 thereafter. Commencing June 1, 2004, interest on the 10.5% Senior Discount Notes will accrue at the rate of 10.5% per annum and will be payable in cash semiannually in arrears. Accrued interest expense for the year ended December 31, 2001 on the 10.5% Senior Discount Notes of $65 million was added to long-term debt.

The 10.5% Senior Discount Notes will be subject to redemption at the option of Level 3 Communications, Inc., in whole or in part, at any time or from time to time on or after December 1, 2003 at the following redemption prices (expressed as percentages of accreted value) plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning December 1, of the years indicated below:

    Year                                                       Redemption Price
    2003 .....................................................     105.25%
    2004 .....................................................     103.50%
    2005 .....................................................     101.75%

These notes are senior unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Communications, Inc. The 10.5% Senior Discount Notes contain certain covenants which, among other things, restrict the Company's ability to incur additional debt, make certain restricted payments, pay dividends, enter into sale and leaseback transactions, enter into transactions with affiliates, and sell assets or merge with another company.

The net proceeds of $486 million were used to accelerate the implementation of its business plan, primarily the funding for the increase in committed number of route miles of the Company's U.S. intercity network.

Debt issuance costs of $14 million were originally capitalized and are being amortized over the term of the 10.5% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $8 million at December 31, 2001.

10.75% Senior Euro Notes due 2008

On February 29, 2000, Level 3 Communications, Inc. received EURO 488 million ($478 million when issued) of net proceeds, after debt issuance costs, from an offering of EURO 500 million aggregate principal amount 10.75% Senior Euro Notes due 2008 ("10.75% Senior Euro Notes"). Interest on the notes accrues at 10.75% per year and is payable in Euros semi-annually in arrears on March 15 and September 15 each year beginning on September 15, 2000. The 10.75% Senior Euro Notes are not redeemable by Level 3 Communications, Inc. prior to maturity. Debt issuance costs of EURO 12 million ($12 million) were originally capitalized and are being amortized over the term of the 10.75% Senior Euro Notes. As a result of the amortization and debt repurchases, the net capitalized debt issuance costs had been reduced to $6 million at December 31, 2001.

The 10.75% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 10.75% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

The issuance of the EURO 500 million 10.75% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such investment. The 10.75% Senior Euro Notes were valued, based on current exchange rates, at $307 million in the Company's financial statements at December 31, 2001. The difference between the carrying value at December 31, 2000 and the value at issuance, after repurchases, was recorded in other comprehensive income.

12.875% Senior Discount Notes due 2010

On February 29, 2000, Level 3 Communications, Inc. sold in a private offering $675 million aggregate principal amount at maturity ($575 million after the Dutch auction conducted in October of 2001) of its 12.875% Senior Discount Notes due 2010 ("12.875% Senior Discount Notes"). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long-term debt. Interest on the 12.875% Senior Discount Notes accretes at a rate of 12.875% per year, compounded semi-annually, to an aggregate principal amount of $675 million by March 15, 2005. Cash interest will not accrue on the 12.875% Senior Discount Notes prior to March 15, 2005. However, Level 3 Communications, Inc. may elect to commence the accrual of cash interest on all outstanding 12.875% Senior Discount Notes on or after March 15, 2003. In that case, the outstanding principal amount at maturity of each 12.875% Senior Discount Note will, on the elected commencement date, be reduced to the accreted value of the 12.875% Senior Discount Note as of that date and cash interest shall be payable on the 12.875% Senior Discount Notes on March 15 and September 15 thereafter. Commencing September 15, 2005, interest on the 12.875% Senior Discount Notes will accrue at the rate of 12.875% per year and will be payable in cash semi-annually in arrears. Accrued interest expense from the date of issuance through December 31, 2001 on the 12.875% Senior Discount Notes of $52 million was added to long-term debt.

The 12.875% Senior Discount Notes are subject to redemption at the option of Level 3 Communications, Inc., in whole or in part, at any time or from time to time on or after March 15, 2005. Level 3 Communications, Inc. may redeem the 12.875% Senior Discount Notes at the redemption prices set for the below, plus interest, if any, to the redemption date. The following prices are for 12.875% Senior Discount Notes redeemed during the 12-month period commencing on March 15 of the years set forth below and are expressed as percentages of principal amount.

      Year                                                    Redemption Price
      2005 ...................................................    106.438%
      2006 ...................................................    104.292%
      2007 ...................................................    102.146%
      2008 and thereafter.....................................    100.000%

In addition, at any time and from time to time, prior to March 15, 2003, Level 3 Communications, Inc. may redeem up to a maximum of 35% of the aggregate principal amount at maturity of the 12.875% Senior Discount Notes with the proceeds of one or more private placements to persons other than affiliates of the Company or underwritten public offerings of common stock of Level 3 Communications, Inc. resulting in gross proceeds of at least $100 million in the aggregate. Level 3 Communications, Inc. may redeem the 12.875% Senior Discount Notes at a redemption price equal to 112.875% of the accreted value of the notes plus accrued interest, if any, to the redemption date.

The 12.875% Senior Discount Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 12.875% Senior Discount Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

Debt issuance costs of $9 million were originally capitalized and are being amortized as interest expense over the term of the 12.875% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $6 million at December 31, 2001.

11.25% Senior Euro Notes due 2010

On February 29, 2000, Level 3 Communications, Inc. received EURO 293 million ($285 million when issued) of net proceeds, after debt issuance costs, from an offering of EURO 300 million aggregate principal amount 11.25% Senior Euro Notes due 2010 ("11.25% Senior Euro Notes"). Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears in Euros on March 15 and September 15 each year beginning September 15, 2000.

The 11.25% Senior Euro Notes are subject to redemption at the option of Level 3 Communications, Inc., in whole or in part, at any time or from time to time on or after March 15, 2005. The 11.25% Senior Euro Notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date. The following prices are for 11.25% Senior Euro Notes redeemed during the 12-month period commencing on March 15 of the years set forth below, and are expressed as percentages of principal amount.

        Year                                                   Redemption Price
        2005 ..................................................    105.625%
        2006 ..................................................    103.750%
        2007 ..................................................    101.875%
        2008 and thereafter....................................    100.000%

In addition, at any time and from time to time, prior to March 15, 2003, Level 3 Communications, Inc. may redeem up to a maximum of 35% of the original aggregate principal amount of the 11.25% Senior Euro Notes. The Notes may be redeemed at a redemption price equal to 111.25% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date. The redemption must be made with the proceeds of one or more private placements to persons other than affiliates of the Company or underwritten public offerings of common stock of Level 3 Communications, Inc. resulting in gross proceeds of at least $100 million in the aggregate.

Debt issuance costs of EURO 7 million ($7 million) were originally capitalized and are being amortized over the term of the 11.25% Senior Euro Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $3 million at December 31, 2001. The 11.25% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11.25% Senior Euro

Notes containcertain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

The issuance of the EURO 300 million 11.25% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such net investment. The 11.25% Senior Euro Notes were valued, based on current exchange rates, at $93 million in the Company's financial statements at December 31, 2001.

11.25% Senior Notes due 2010

In February 2000, Level 3 Communications, Inc. received $243 million of net proceeds, after transaction costs, from a private offering of $250 million aggregate principal amount of its 11.25% Senior Notes due 2010 ("11.25% Senior Notes"). Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears on March 15 and September 15 in cash beginning September 15, 2000.

The 11.25% Senior Notes are subject to redemption at the option of Level 3 Communications, Inc., in whole or in part, at any time or from time to time on or after March 15, 2005. Level 3 Communications, Inc. may redeem the 11.25% Senior Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date. The following prices are for 11.25% Senior Notes redeemed during the 12-month period commencing on March 15 of the years set forth below:

    Year                                                       Redemption Price
    2005 ......................................................    105.625%
    2006 ......................................................    103.750%
    2007 ......................................................    101.875%
    2008 and thereafter........................................    100.000%

In addition, at any time and from time to time, prior to March 15, 2003, Level 3 Communications, Inc. may redeem up to a maximum of 35% of the original aggregate principal amount of the 11.25% Senior Notes. The redemption must be made with the proceeds of one or more private placements to persons other than affiliates of the Company or underwritten public offerings of common stock of Level 3 Communications, Inc. resulting in gross proceeds of at least $100 million in the aggregate. Level 3 Communications, Inc. may redeem the 11.25% Senior Notes at a redemption price equal to 111.25% of the principal amount of the notes plus accrued interest, if any, to the redemption date.

The 11.25% Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11.25% Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

Debt issuance costs of $7 million were originally capitalized and are being amortized as interest expense over the term of the 11.25% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $3 million at December 31, 2001.

GMAC Commercial Mortgage due 2003

In June 2000, HQ Realty, Inc. (a wholly owned subsidiary of the Company) entered into a $120 million floating-rate loan ("GMAC Mortgage") providing secured, non-recourse debt to finance the Company's world headquarters. HQ Realty, Inc. is a single purpose entity organized solely to own, hold, operate and manage the world headquarters which has been 100% leased to Level 3 Communications, LLC in Broomfield Colorado. Under the terms of the loan agreement, HQ Realty, Inc., will not engage in any business other than the ownership, management, maintenance and operation of the world headquarters. The assets of HQ Realty Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company are not available to satisfy the obligations of HQ Realty, Inc. HQ Realty, Inc. received $119 million of net proceeds after transaction costs. Level 3 was required to place $13 million of the net proceeds in a restricted account. The release of these funds is contingent upon Level 3's debt rating increasing to BBB by S&P and Baa2 by Moody's which did not occur in 2001.

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

At December 31, 2001 the interest rate was 4.52%.

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

Lehman Commercial Mortgage due 2004

In December 2000, 85 Tenth Avenue, LLC (a wholly owned subsidiary of the Company) entered into a $113 million floating-rate loan ("Lehman Mortgage") providing secured, non-recourse debt to finance the purchase and renovations of the New York Gateway facility. 85 Tenth Avenue, LLC is a single purpose entity organized solely to own, hold, sell, lease, transfer, exchange, operate and manage the New York Gateway facility. Under the terms of the loan agreement, 85 Tenth Avenue, LLC will not engage in any business other than the ownership, management, maintenance and operation of the New York Gateway facility. The New York Gateway facility has been 100% leased to Level 3 Communications, LLC. The assets of 85 Tenth Avenue, LLC are not available to satisfy any third party obligations other than those of 85 Tenth Avenue, LLC. In addition, the assets of the Company are not available to satisfy the obligations of 85 Tenth Avenue, LLC.

85 Tenth Avenue, LLC received $105 million of net proceeds after transaction costs. Under the terms of the loan agreement, the gross loan proceeds plus $32 million, deposited by 85 Tenth Avenue, LLC, are to be maintained in a Renovation Reserve account. The reserve is held by 85 Tenth Avenue, LLC as restricted cash and is maintained solely to perform the renovations of the New York Gateway facility. At December 31, 2001, approximately $57 million remained in the reserve account.

The initial term of the Lehman Mortgage is 36 months with two (2) one year no cost extension options. There is a penalty if a principal payment is made prior to January 1, 2002. The entire principal is due at maturity or at the end of the elected extension period. Interest varies monthly with the 30 day LIBOR for U.S. Dollar Deposits plus approximately 350 basis points. Interest and amortization are due during the initial term based on a 20 year amortization period. At December 31, 2001 the interest rate was 5.64%.

Debt issuance costs of $8 million were capitalized and are being amortized as interest expense over the term of the Lehman Mortgage.

In an effort to reduce the risk of increased interest rates related to the Lehman commercial mortgage, in January 2001 the Company entered into an interest rate cap agreement. The interest rate cap notional amount is $113 million and has a maturity date of January 31, 2004. The terms of the agreement provide that the net interest expense related to the Lehman commercial mortgage will not exceed 8% plus 400 basis points. The Company has elected not to account for this transaction as a hedge as permitted by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Upon inception of the agreement, the Company recorded an asset equal to the fair value of the interest rate cap of less than $1 million. For twelve months ended December

31, 2001, the Company recorded, in the statement of operations, less than $1 million in losses related to the change in the fair value of the interest rate cap.

The Company has elected not to complete the build-out of the New York Gateway facility due to the excess capacity in the local market. As a result, the Company is in negotiations with the lender to refinance the existing loan. The refinancing will likely result in the reduction of long term debt and the reserve account balance included in restricted securities. See Note 17.

6% Convertible Subordinated Notes due 2010

In February 2000, the Company received $836 million of net proceeds, after transaction costs, from a public offering of $863 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 ("Subordinated Notes 2010"). The Subordinated Notes 2010 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2010 accrues at 6% per year and is payable semi-annually in cash on March 15 and September 15 beginning September 15, 2000. The principal amount of the Subordinated Notes 2010 will be due on March 15, 2010.

The Subordinated Notes 2010 may be converted into shares of common stock of Level 3 Communications, Inc. at any time prior to the close of business on the business day immediately preceding maturity, unless previously redeemed, repurchased or Level 3 Communications, Inc. has caused the conversion rights to expire. The conversion rate is 7.416 shares per each $1,000 principal amount of Subordinated Notes 2010, subject to adjustment in certain events.

Prior to March 18, 2003, Level 3 Communications, Inc. at its option, may redeem the Subordinated Notes 2010, in whole or in part, at the redemption prices specified below plus accrued interest. Level 3 may exercise this option if the current market price of its common stock equals or exceeds triggering levels specified below for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of the period.


Period                                                                      Trigger Percentage    Redemption Price
   March 15, 2001 through March 14, 2002.................................    160% ($215.74)           105.4%
   March 15, 2002 through March 17, 2003.................................    150% ($202.26)           104.8%

On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. At December 31, 2001, no debt had been converted into shares of common stock.

Debt issue costs of $27 million were originally capitalized and are being amortized as interest expense over the term of the Subordinated Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $18 million at December 31, 2001.

6% Convertible Subordinated Notes due 2009

On September 14, 1999, the Company received $798 million of proceeds, after transaction costs, from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009 (''Subordinated Notes 2009''). The Subordinated Notes 2009 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2009 accrues at 6% per year and is payable each year in cash on March 15 and September 15. The principal amount of the Subordinated Notes 2009 will be due on September 15, 2009. The Subordinated Notes 2009 may be converted into shares of common stock of the Company at any time prior to maturity, unless the Company has caused the conversion rights to expire. The conversion rate is 15.3401 shares per each $1,000 principal amount of Subordinated Notes 2009, subject to adjustment in certain circumstances. On or after September 15, 2002, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period. At December 31, 2001, less than $1 million of debt had been converted into shares of common stock.

Debt issuance costs of $25 million were originally capitalized and are being amortized as interest expense over the term of the Subordinated Notes 2009. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $14 million at December 31, 2001.

The debt instruments above contain certain covenants which the Company believes it is in compliance with as of December 31, 2001.

Level 3 currently is using the proceeds from the senior securities, Senior Secured Credit Facility and subordinated notes for working capital, capital expenditures and other general corporate purposes in connection with the implementation of its business plan, including the acquisition of telecommunications assets.

The Company capitalized $58 million, $353 million and $116 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the years ended December 31, 2001, 2000 and 1999, respectively.

CPTC

In July 2001, CPTC completed the refinancing of its development and construction debt. The $135 million financing proceeds were used to repay CPTC's original lenders, repay subordinated debt carried by Orange County Transportation Authority and cover refinancing and prepayment costs. The prepayment costs and write-off of debt issuance costs on the old debt of $9 million are reflected as an extraodinary loss, net of other gains, on early extinguishment of debt in the 2001 consolidated statement of operations. The debt carries an interest rate of 7.63% and requires principal payments in varying amounts through 2028. The debt is the obligation of CPTC and is nonrecourse to Level 3 Communications, Inc.

Future Debt Maturities:

Scheduled maturities of long-term debt are as follows (in millions):
2002-$7; 2003-$125; 2004-$154; 2005-$121; 2006-$144 and $5,665 thereafter.

(10)   Employee Benefit Plans

The Company applies the recognition provisions of SFAS No. 123, ''Accounting for Stock Based Compensation'' (''SFAS No. 123''). Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 ''Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans''(''FIN 28''). Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges, though permitted to be settled in cash, are generally settled through issuance of common stock.

The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charge will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award.

The Company recognized on the statement of operations a total of $314 million, $236 million and $125 million of non-cash compensation in 2001, 2000 and 1999, respectively. Included in discontinued operations is non-cash compensation expense of $7 million, $5 million and $1 million for fiscal 2001, 2000 and 1999, respectively. In addition, the Company capitalized $17 million, $12 million and $10 million in 2001, 2000 and 1999, respectively, of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three years ended December 31, 2001.


                                       2001                        2000                        1999
                               Expense     Capitalized     Expense     Capitalized      Expense     Capitalized

NQSO ......................... $     9      $    -         $   9         $    -          $    3        $   1
Warrants .....................      10          32             1              -               4            -
OSO ..........................     221          10           189              9             111            7
C-OSO ........................      55           4            17              1               -            -
Restricted Stock .............       2           -             4              -               4            -
Stock Issued .................       -           -             5              -               -            -
Shareworks Match Plan ........      11           3             3              2               1            1
Shareworks Grant Plan ........      13           -            13              -               3            1
                                ------       ------       ------         ------          ------       ------
                               $   321      $   49         $ 241         $   12         $   126        $  10
Discontinued Operations ......      (7)          -            (5)             -              (1)           -
                                ------       ------       ------         ------          ------       ------
                               $   314      $   49         $ 236         $   12         $    125       $  10
                               =======      ======        ======         ======         ========      ======


     Non-qualified Stock Options and Warrants

The Company issued approximately 9.8 million warrants to Peter Kiewit Sons' Inc ("Kiewit") as payment for certain construction services. The warrants, which allow Kiewit to purchase Common Stock at $8 per share, were fully vested at issuance and will expire on June 30, 2009. The fair value of the warrants granted in 2001 was $32 million and calculated using the Black-Scholes valuation model with a risk free interest rate of 4.8% and an expiration date of June 30, 2009. The Company used an expected volatility rate of 70% to reflect the longer exercise period. Kiewit has pledged these warrants as collateral to Level 3 while the two parties resolve outstanding claims with regard to the North American intercity network. If it is determined through the dispute resolution process, that Kiewit is liable for certain claims, it may settle, at Level 3's option, the obligation with cash or by returning all or part of the outstanding warrants.

In addition to the warrants issued to Kiewit, the Company had approximately 2.8 million warrants outstanding on December 31, 2001 ranging in prices from $18.50 to $29.00. Of these warrants, approximately 2.2 million are exercisable at December 31, 2001, with a weighted average exercise price of $23.43 per warrant.

Transactions involving NQSO stock options granted are summarized as follows:

                                                                                                     Weighted Average
                                                                                    Exercise Price    Exercise Price
                                                                      Shares         Per Share
     Balance December 31, 1998................................      18,979,319        .12-41.25             6.50
          Options granted.....................................          55,100      41.44-84.75            58.61
          Options cancelled...................................      (1,005,328)       .12-41.25            10.84
          Options exercised...................................      (3,950,528)       .12-41.25             5.60
                                                                    ----------
     Balance December 31, 1999................................      14,078,563        .12-84.75             6.64
          Options granted.....................................         230,000            21.69            21.69
          Options cancelled...................................        (228,029)       .12-61.75             9.58
          Options exercised...................................      (2,079,326)       .12-56.75             8.00
                                                                    ----------
     Balance December 31, 2000................................      12,001,208        .12-84.75             6.63
          Options granted.....................................              -                -                 -
          Options cancelled...................................        (348,956)      1.76-56.75            10.18
          Options exercised...................................        (460,546)       .12-35.31             5.32
                                                                    ----------
     Balance December 31, 2001................................      11,191,706     $ .12-$84.75        $    6.58
                                                                    ==========     ============        =========

     Options exercisable
          December 31, 1999...................................       6,291,624       .12-$41.25             6.13
          December 31, 2000...................................       7,166,636       .12-$84.75             6.67
          December 31, 2001...................................       9,013,915       .12-$84.75             6.70

                                                                    Options Outstanding               Options Exercisable
                                                                         Weighted
                                                           Number         Average    Weighted       Number     Weighted
                                                        Outstanding      Remaining   Average     Exercisable    Average
                                                           as of           Life      Exercise       as of      Exercise
Range of Exercise Prices                                 12/31/01         (years)      Price       12/31/01      Price

$   0.12- $0.12 ............................................82,807         6.27     $    .12         81,134    $   .12
    1.76-  1.79 ............................................18,914         6.33         1.76          9,962       1.76
    4.04-  5.43 .........................................7,965,203         5.33         5.11      6,638,203       5.05
    6.20-  8.50 .........................................2,604,793         6.05         6.94      1,767,768       6.97
   17.50- 25.03 ...........................................235,839         3.41        21.77        235,839      21.77
   26.80- 39.13 ...........................................241,383         1.54        30.67        241,383      30.67
   40.38- 51.88 ............................................25,667         1.70        41.43         25,292      41.36
   56.00- 57.47 ............................................10,500         2.46        56.91          8,834      56.81
   61.75- 84.75 .............................................6,600         2.28        84.75          5,500      84.75
                                                             ------       ------       ------         ------     ------
                                                        11,191,706         5.37     $   6.58      9,013,915    $  6.70
                                                        ==========      =======     ========      =========    =======


     Outperform Stock Option Plan

In April 1998, the Company adopted an outperform stock option (''OSO'') program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's (''S&P'') 500 Index. Participants in the OSO program do not realize any value from awards unless the Common Stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index (or less than the corresponding loss on the S&P Index), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index. To the extent that the Common Stock outperforms the S&P 500, the value of OSOs to a holder may exceed the value of nonqualified stock options.

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

The fair value under SFAS No. 123 for the approximately 15.8 million OSOs granted to employees for services performed for the year ended December 31, 2001 was $225 million. As of December 31, 2001, the Company had not yet recognized $108 million of unamortized compensation costs for OSOs granted in 1999, 2000 and 2001.

Transactions involving OSO stock awards granted are summarized below:

                                                                                                               Weighted
                                                                                                                Average
                                                                                        Option Price Per        Option
                                                                   Shares                    Share               Price
Balance December 31, 1998......................................    2,092,513            29.78-   37.13           34.85
     Options granted...........................................    3,241,599            56.00-   78.50           66.58
     Options cancelled.........................................     (157,623)           29.78-   78.50           51.31
     Options exercised.........................................      (37,500)           29.78-   37.13           34.64
Balance December 31, 1999......................................    5,138,989            29.78-   78.50           54.15
     Options granted...........................................    5,402,553            26.87-  113.87           52.96
     Options cancelled.........................................     (262,545)           26.87-  113.87           72.55
     Options exercised.........................................     (214,409)           29.78-   37.13           36.28
Balance December 31, 2000......................................   10,064,588            26.87-  113.87           53.50
     Options granted...........................................   15,757,972             3.82-   25.31            9.52
    Options cancelled.........................................    (1,758,725)            3.82-  113.87           25.69
        Options expired........................................     (406,387)           25.31-  113.87           48.65
     Options exercised.........................................      (96,031)            3.82-   34.50            8.45
                                                                  -----------                                 --------
Balance December 31, 2001......................................   23,561,417          $ 3.82- $ 113.87        $  26.43
                                                                  ===========         ================       =========

Options vested as of:
     December 31, 1999.........................................    2,098,337         $ 29.78- $  78.50        $  44.69
     December 31, 2000.........................................    4,237,277           29.78-   113.87           56.18
     December 31, 2001.........................................    8,738,516            3.82-   113.87           47.33


                                                               OSOs Outstanding                     OSOs Vested
                                                            at December 31, 2001               at December 31, 2001

                                                                      Weighted
                                                                       Average      Weighted                    Weighted
                                                                      Remaining      Average                    Average
                                                       Number             Life        Option        Number        Option
Range of Exercise Prices                            Outstanding         (years)        Price        Vested        Price
$  3.82 -    5.58 .....................................8,231,134          3.79       $ 4.67       503,088       $  3.82
  11.20 ...............................................4,160,329          3.42        11.20     1,034,762         11.20
  25.31 -   37.12 .....................................6,518,000          2.45        28.17     3,102,087         30.19
  56.00 -   78.50 .....................................3,436,553          1.75        68.61     3,239,972         68.14
  87.23 -  113.87 .....................................1,215,401          2.48        97.34       858,607         99.76
  -----    ------                                     ----------      --------     --------     ---------       --------
                                                      23,561,417          2.99       $26.43     8,738,516       $ 47.33
                                                      ==========      ========     ========     =========       ========


Of the approximately 8.7 million OSO units vested at December 31, 2001, approximately 7.0 million units are exercisable due to the two year moratorium on OSOs granted prior to December 1, 2000.

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

C-OSO awards were made to eligible employees employed on the date of the grant. The awards were made in September 2000, December 2000, and September 2001. The awards granted in 2000 vest over three years as follows: 1/6 of each grant at the end of the first year, a further 2/6 at the end of the second year and the remaining 3/6 in the third year. The September 2001 awards vest in equal quarterly installments over three years. Each award is immediately exercisable upon vesting. Awards expire four years from the date of the grant.

The fair value of the OSOs and C-OSOs granted in 2001 was calculated by applying a modified Black-Scholes formula with an S&P 500 expected dividend yield rate of 1.8% and an expected life of 2 years. The Company used an S&P 500 expected volatility rate of 23% and the Level 3 Common Stock expected volatility rate of 55%. The expected correlation factor of 0.81 was used to measure the movement of Level 3 stock relative to the S&P 500.

The fair value recognized under SFAS No. 123 for the approximately 5 million C-OSOs awarded to employees for services performed for the year ended December 31, 2001 was approximately $37 million. As of December 31, 2001, the Company had not reflected $64 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000 and 2001.

Transactions involving C-OSO stock awards are summarized below:


                                                                                                              Weighted
                                                                                                              Average
                                                                                        Option Price Per        Option
                                                                            Shares            Share             Price
Balance December 31, 1999...............................................        -      $               -      $     -
     Options granted....................................................  1,965,509     26.87 -    87.23        56.67
     Options cancelled..................................................    (25,522)               87.23        87.23
                                                                          ---------
Balance December 31, 2000...............................................  1,939,987     26.87 -    87.23        56.67
     Options granted....................................................  4,958,786                 3.82         3.82
        Options cancelled...............................................   (890,057)     3.82 -    87.23        28.07
        Options expired.................................................     (7,822)               87.23        87.23
     Options exercised..................................................    (35,366)     3.82 -    87.23        46.56
                                                                          ---------
Balance December 31, 2001...............................................  5,965,528    $ 3.82 - $  87.23      $ 16.90
                                                                          =========    =================      =======

Options vested as of:
     December 31, 2000..................................................          -                    -            -
     December 31, 2001..................................................    622,675    $ 3.82 - $  87.23      $ 24.70
                                                                           ========    =================      =======

                                                                  C-OSOs Outstanding              C-OSOs Exercisable
                                                                 at December 31, 2001           at December 31, 2001
                                                                         Weighted
                                                                          Average    Weighted                Weighted
                                                                         Remaining    Average                 Average
                                                            Number         Life       Option       Number      Option
Range of Exercise Prices                                Outstanding      (years)       Price    Exercisable    Price
$  3.82............................ ..................    4,458,961         3.7      $  3.82        371,580      3.82
  26.87............................ ..................      789,594         2.9        26.87        131,599      26.87
  87.23............................ ..................      716,973         2.7        87.23        119,496      87.23
                                                           --------                                --------
                                                          5,965,528         3.5      $ 16.90        622,675   $  24.70
                                                          =========      ======      =======      =========   ========


Restricted Stock

In 2001, 2000 and 1999, approximately 96 thousand, 116 thousand and 17 thousand shares, respectively, of restricted stock were granted to employees. The restricted stock shares were granted to employees at no cost. The shares typically vest over a one to three year period; however, the employees are restricted from selling these shares for three years. The fair value of restricted stock granted in 2001, 2000 and 1999 of less than $1 million, $7 million and $1 million, respectively, was calculated using the value of the Common Stock the day prior to the grant.

As of December 31, 2001, the Company had not yet recognized $1 million of unamortized compensation costs for restricted stock granted since 1998.

     Shareworks

Level 3 has designed its compensation programs with particular emphasis on equity-based, long-term incentive programs. The Company has developed two plans under its Shareworks program: the Match Plan and the Grant Plan.

Match Plan-The Match Plan allows eligible employees to defer between 1% and 7% of their eligible compensation to purchase Common Stock at the average stock price for the quarter. Any full time employee is considered eligible on the first day of the calendar quarter after their hire. The Company matches the shares purchased by the employee on a one-for-one basis. Stock purchased with payroll deductions is fully vested. Stock purchased with the Company's matching contributions vests three years after the end of the quarter in which it was made.

The Company's quarterly matching contribution is amortized to compensation expense over the vesting period of 36 months. The Company's matching contributions were $16 million, $14 million and $10 million under the Match Plan in 2001, 2000 and 1999, respectively.

As of  December  31,  2001,  the  Company  had  not  yet  reflected  unamortized
compensation   expense  of  $19  million  related  to  the  Company's   matching
contributions.

Grant Plan-The Grant Plan enables the Company to grant shares of Common Stock to eligible employees based upon a percentage of employees eligible salary up to a maximum of 5%. Level 3 employees employed on December 31 of each year, who are age 21 or older with a minimum of 1,000 hours credited service are considered eligible. The shares granted are valued at the fair market value as of the last business day of the calendar year. All prior and future grants vest immediately upon the employee's third anniversary of joining the Shareworks Plan.

Foreign subsidiaries of the Company adopted Shareworks programs in 2000. These programs primarily include a grant plan and a stock purchase plan whereby employees may purchase Level 3 Common Stock at 80% of the share price at the beginning of the plan year.

     Other

The Company recorded approximately $5 million of non-cash compensation expense for stock issued to employees during the year ended December 31, 2000. The non-cash compensation charge was based on the Company's stock price on the day prior to the grant. The Company did not issue stock to employees in 2001 and 1999.

401(k) Plan

The Company and its subsidiaries offer its qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee was eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $10,500 in 2001. The Company does not match employee contributions and therefore does not incur any compensation expense related to the 401(k) plan.

(11)  Income Taxes

An  analysis  of the income tax  (provision)  benefit  attributable  to earnings
(loss) from continuing operations before income taxes for the three years ended December 31, 2001 follows:

                                                                                        2001       2000      1999
                                                                                          (dollars in millions)
Current:
     United States Federal..........................................................   $  -      $  50      $ 161
     State..........................................................................      -         (1)         3
                                                                                          -         49        164
Deferred:
     United States Federal..........................................................  1,357        255         56
     State..........................................................................      -          -          -
                                                                                      1,357        255         56
                                                                                      ------     -----      -----
Valuation Allowance................................................................. (1,357)      (255)         -
                                                                                     ------      -----      -----
Income Tax Benefit                                                                   $    -     $   49      $ 220
                                                                                     =======    =======    ======

The United States and foreign components of earnings (loss) from continuing operations before income taxes follows:

                                                                                       2001        2000      1999
                                                                                         (dollars in millions)
United States....................................................................  $ (4,508)    $ (995)     $(578)
Foreign..........................................................................      (940)      (509)      (129)
                                                                                     ------      -----      -----
                                                                                   $ (5,448)  $ (1,504)     $(707)
                                                                                    ========   ========      =====

A reconciliation of the actual income tax (provision) benefit and the tax computed by applying the U.S. Federal rate (35%) to the earnings (loss) from continuing operations, before income taxes for the three years ended December 31, 2001 follows:

                                                                                      2001        2000       1999
                                                                                      (dollars in millions)
Computed Tax Benefit at Statutory Rate...........................................  $ 1,907       $ 526      $ 247
State Income Taxes...............................................................        -          (1)         2
Coal Depletion...................................................................        1           2          2
Goodwill Amortization............................................................      (13)        (17)       (12)
Taxes on Unutilized Losses of Foreign Operations.................................      (63)        (35)        (9)
Foreign Tax Credits..............................................................        -           -        (10)
Other............................................................................      (90)         (1)         -
Valuation Allowance..............................................................   (1,742)       (425)         -
                                                                                    -------      ------     -----
Income Tax Benefit...............................................................   $    -      $   49      $ 220
                                                                                    =======     =======     =====

For federal income tax reporting purposes, the Company has approximately $1.8 billion of net operating loss carryforwards, net of previous carrybacks, available to offset future Federal taxable income. The net operating loss carryforwards expire in 2021 and are subject to examination by the tax authorities.

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

The components of the net deferred tax assets (liabilities) for the years ended December 31, 2001 and 2000 were as follows:

                                                                                                    2001     2000
                                                                                                      (dollars in
                                                                                                       millions)
Deferred Tax Assets:
   Net operating loss carryforwards ................................................................ $ 613  $ 223
   Compensation and related benefits ...............................................................   254    154
   Investment in subsidiaries. .....................................................................     2     11
   Provision for estimated expenses. ...............................................................   189     94
   Investment in joint ventures. ...................................................................    52     69
   Asset bases - accumulated depreciation .......................................................... 1,109      -
   Other. ..........................................................................................    45     12
                                                                                                     -----  -----
Total Deferred Tax Assets.                                                                           2,264    563

Deferred Tax Liabilities:
   Investments in securities......................................................................       9     18
   Investments in joint ventures..................................................................       -      4
   Asset bases-accumulated depreciation...........................................................       -     38
   Coal sales.....................................................................................      32     32
   Provision for estimated expenses...............................................................       -     12
   Other..........................................................................................      22     22
                                                                                                     -----  -----
Total Deferred Tax Liabilities....................................................................      63    126
                                                                                                     -----  -----

Net Deferred Tax Assets before valuation allowance................................................   2,201    437


Valuation Allowance Components:
   Net Deferred Tax Assets........................................................................  (2,152)  (410)
   Stockholders' Equity (primarily tax benefit from option exercises).............................    (120)   (92)
                                                                                                     ------ -----
Net Deferred Tax Liabilities after Valuation Allowance............................................  $  (71) $ (65)
                                                                                                    ======  =====

The current net deferred tax assets at December 31, 2001 and 2000 are zero and $15 million, respectively, after current valuation allowances of ($206) million and ($86) million and the non-current deferred tax liabilities are ($71) million and ($80) million, respectively, after non-current valuation allowance of ($2,066) million and ($416) million respectively.

(12)   Stockholders' Equity

During August and December 2001, the Company issued approximately 15.9 million shares, valued at approximately $72 million, in exchange for $194 million in convertible subordinated notes. The Company recognized an extraordinary gain, after transaction costs and unamortized debt issuance costs, of $117 million on these transactions.

In February 2000, the Company raised $2.4 billion, after underwriting discounts and offering expenses, from an offering of 23 million shares of its common stock through an underwritten public offering. In March 1999, the Company raised $1.5 billion, after underwriting discounts and offering expenses, from the offering of 28.75 million shares of its common stock through an underwritten public offering. The net proceeds from both offerings are beingused for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's business plan.

Issuances of common stock, for sales, conversions, option exercises and acquisitions for the three years ended December 31, 2001 are shown below. The Level 3 Stock Plan permits option holders to tender shares to the Company to cover income taxes due on option exercises.

December 31, 1998................................................    307,874,706

     Shares Issued...............................................     28,750,000
     Option and Shareworks Activity..............................      4,371,578
     Shares Issued for Acquisition...............................        396,379
     6% Convertible Notes Converted to Shares....................          4,064
                                                                     -----------
December 31, 1999................................................    341,396,727

     Shares Issued...............................................     23,000,000
     Option and Shareworks Activity..............................      3,202,760
     6% Convertible Notes Converted to Shares....................            383
                                                                     -----------
December 31, 2000................................................    367,599,870

     Option and Shareworks Activity..............................      1,245,093
     Debt for Equity Exchanges...................................     15,858,959
                                                                     -----------
December 31, 2001................................................    384,703,922
                                                                     ===========

(13)   Industry and Geographic Data

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

The information presented in the tables following includes information for twelve months ended December 31, 2001, 2000 and 1999 for all statement of operations and cash flow information presented, and as of December 31, 2001 and 2000 for all balance sheet information presented. Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform with the 2001 presentation.


                                                            Information         Coal
                                           Communications      Services         Mining         Other        Total
                                                                    (dollars in millions)
2001
Revenue:
     North America.......................      $   1,137        $   110        $   87        $   25     $  1,359
     Europe..............................            161             13             -             -          174
                                                 -------        -------       -------       -------      -------
                                               $   1,298        $   123        $   87        $   25     $  1,533
                                               =========        =======        ======        ======     ========
EBITDA:
     North America.......................      $    (216)       $     4        $   23        $   (7)    $   (196)
     Europe..............................           (106)             2             -             -         (104)
                                                 -------        -------       -------       -------      -------
                                               $    (322)       $     6        $   23        $   (7)    $   (300)
                                               =========        =======        ======        ======     ========
Capital Expenditures:
     North America.......................      $   2,131        $    17        $    5        $    1     $  2,154
     Europe..............................            171              -             -             -          171
                                                 -------        -------       -------       -------      -------
                                               $   2,302        $    17        $    5        $    1     $  2,325
                                               =========        =======        ======        ======     ========
Depreciation and Amortization:
     North America.......................      $     912        $    15        $    3        $    6     $    936
     Europe..............................            184              2             -             -          186
                                                 -------        -------       -------       -------      -------
                                               $   1,096        $    17        $    3        $    6     $  1,122
                                               =========        =======        ======        ======     ========
2000
Revenue:
     North America.......................      $     744        $   103        $  190        $   22     $  1,059
     Europe..............................            113             12             -             -          125
                                                 -------        -------       -------       -------      -------
                                               $     857        $   115        $  190        $   22     $  1,184
                                               =========        =======        ======        ======     ========
EBITDA:
     North America.......................      $   (442)         $    2         $  86        $    7     $   (347)
     Europe..............................          (139)              4             -             -         (135)
                                                -------         -------       -------       -------      -------
                                               $   (581)         $    6         $  86        $    7     $   (482)
                                                ========         ======         =====        ======     ========
Capital Expenditures:
     North America.......................      $   4,625         $   11        $    2        $    -     $  4,638
     Europe..............................            989              1             -                        990
                                                 -------        -------       -------       -------      -------
                                               $   5,614         $   12        $    2        $    -     $  5,628
                                               =========         ======        ======        ======     ========
Depreciation and Amortization:
     North America.......................      $     436         $   18        $    5        $    6     $    465
     Europe..............................            112              2             -             -          114
                                                 -------        -------       -------       -------      -------
                                               $     548         $   20        $    5        $    6     $    579
                                               =========         ======        ======        ======     ========

                                                              Information          Coal
                                           Communications       Services          Mining        Other        Total
                                                                          (dollars in millions)
1999
Revenue:
     North America.......................      $    145         $  122        $  207          $   19      $   493
     Europe..............................            14              8             -               -           22
                                                -------        -------       -------         -------      -------
                                               $    159         $  130        $  207          $   19      $   515
                                               ========         ======        ======          ======      =======
EBITDA:
     North America.......................      $   (391)        $    8        $   81          $    6      $  (296)
     Europe..............................           (88)             1             -               -          (87)
                                                -------        -------       -------          -------      -------
                                               $   (479)        $    9        $   81          $    6      $  (383)
                                               ========         ======        ======          ======       =======
Capital Expenditures:
     North America.......................      $  2,583         $   12        $    3          $    1      $ 2,599
     Europe..............................           786              -             -               -          786
                                                -------        -------       -------          -------     -------
                                               $  3,369         $   12        $    3          $    1      $ 3,385
                                               ========         ======        ======          ======      =======

Depreciation and Amortization:
     North America.......................      $    176         $   12        $    5          $    9      $   202
     Europe..............................            24              2             -               -           26
                                                -------        -------       -------         -------      -------
                                               $    200         $   14        $    5          $    9      $   228
                                               ========         ======        ======          ======      =======

Identifiable Assets
December 31, 2001
     North America.......................      $  5,547         $   74        $  303          $1,603      $ 7,527
     Europe..............................         1,763              5             -              37        1,805
     Discontinued Asian Operations.......            74              -             -               -           74
                                                -------        -------       -------         -------      -------
                                               $  7,384         $   79        $  303          $1,640      $ 9,406
                                               ========         ======        ======          ======      =======
December 31, 2000
     North America.......................      $  8,091         $   78        $  310          $4,009      $12,488
     Europe..............................         1,811              9             -             122        1,942
     Discontinued Asian Operations.......           476              -             -              13          489
                                                -------        -------       -------         -------      -------
                                              $  10,378         $   87        $  310          $4,144      $14,919
                                              =========         ======        ======          ======      =======
Long-Lived Assets
December 31, 2001
     North America.......................      $  5,278         $   50        $   16      $    228        $ 5,572
     Europe.............................          1,709              1             -             -          1,710
     Discontinued Asian Operations.......             -              -             -             -              -
                                                -------         -------      -------       -------        -------
                                               $  6,987         $   51        $   16      $    228        $ 7,282
                                               ========         ======        ======      ========        =======
December 31, 2000
     North America.......................      $  7,548         $   49        $   15      $    217        $ 7,829
     Europe..............................         1,660              3             -             -          1,663
     Discontinued Asian Operations.......           382              -             -             -            382
                                                -------        -------       -------       -------        -------
                                               $  9,590         $   52        $   15      $    217        $ 9,874
                                               ========         ======        ======      ========        =======


Product information for the Company's communications segment follows:


                                                                         Reciprocal     Up-front Dark
                                                           Services     Compensation        Fiber          Total
                                                                           (dollars in millions)
Communications Revenue
2001
     North America...................................      $    715        $   134       $    288       $  1,137
     Europe..........................................           161              -              -            161
                                                            -------        -------        -------        -------
                                                           $    876        $   134       $    288       $  1,298
                                                           ========        =======       ========       ========
2000
     North America...................................      $    480        $    55       $    209       $    744
     Europe..........................................           113              -              -            113
                                                            -------        -------        -------        -------
                                                           $    593        $    55       $    209       $    857
                                                           ========        =======       ========       ========
1999
     North America...................................      $     86        $    24       $     35       $    145
     Europe..........................................            14              -              -             14
                                                            -------        -------        -------        -------
                                                           $    100        $    24       $     35       $    159
                                                           ========        =======       ========       ========

The majority of North American revenue consists of services and products delivered within the United States. The majority of European revenue consists of services and products delivered within the United Kingdom. Transoceanic revenue is allocated equally between North America and Europe as it represents services provided between these two regions.

In 1999, Commonwealth Edison Company, a coal mining customer, accounted for 22% of total revenue.

The following information provides a reconciliation of EBITDA to loss from continuing operations for the three years ended December 31, 2001:

                                                                                           2001      2000      1999
                                                                                            (dollars in millions)
EBITDA  . ............................................................................ $   (300)  $  (482)   $ (383)
Depreciation and Amortization Expense.................................................   (1,122)     (579)     (228)
Non-Cash Compensation Expense.........................................................     (314)     (236)     (125)
Non-Cash Impairment Expense...........................................................   (3,245)        -         -
                                                                                         ------     ------     -----

     Loss from Operations.............................................................   (4,981)   (1,297)     (736)
Other Income (Expense)................................................................     (467)     (159)       34
Income Tax Benefit....................................................................        -        49       220
                                                                                         ------     ------      -----
Loss from Continuing Operations....................................................... $ (5,448)  $ (1,407)  $ (482)
                                                                                        ========   ========    ======

(14) Commitments and  Contingencies

In May 2001, a subsidiary of the Company was named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois and in July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. Both of these actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a class of owners of land in multiple states over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in the these cases that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously.

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition, future results of operations, or future cash flows.


     Operating Leases

The Company is leasing rights of way, communications capacity and premises under various operating leases which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the lease. Certain leases provide for adjustments in lease cost based upon adjustments in the consumer price index and increases in the landlord's management costs. The lease agreements have various expiration dates through 2030.

The Company has obligations under non-cancelable operating leases for certain facilities and equipment. Future minimum payments for the next five years under these leases, including those identified in the restructuring analysis, consist of the following at December 31, 2001 (in millions):

     2002...............................................................   $ 54
     2003...............................................................     53
     2004...............................................................     51
     2005...............................................................     51
     2006...............................................................     51
     Thereafter.........................................................    306
       Total............................................................   $566

Rent expense under non-cancelable lease agreements was $79 million in 2001, $52 million in 2000 and $37 million in 1999.

(15)   Related Party Transactions

Kiewit acted as the general contractor on several significant projects for the Company in 2001, 2000 and 1999. These projects include the Phoenix Data Center, the U.S. intercity network, certain metropolitan networks and certain Gateway sites, the Company's corporate headquarters and other office space in Colorado. Kiewit provided approximately $693 million, $1,764 million, and $1,024 million of construction services related to these projects in 2001, 2000, and 1999 respectively. In 2001, Level 3 issued warrants, valued at $32 million, in lieu of cash for services related to construction of the North American intercity network. It is anticipated that Kiewit will transfer a portion of these warrants to Walter Scott, Jr. and William L. Grewcock, directors of Level 3 and Kiewit, for consideration in 2002.

Level 3 also receives certain mine management services from Kiewit. The expense for these services was $5 million for 2001, $29 million for 2000, and $33 million for 1999, and is recorded in selling, general and administrative expenses.

In September 2000, the Company sold its entire interest in Walnut Creek Mining Company to Kiewit for cash of $37 million. The sale resulted in a pre-tax gain of $21 million to the Company, which is included in gain on sale of assets in the accompanying consolidated statement of operations.

RCN   purchased   less  than  $3   million,   $2  million   and  $1  million  of
telecommunications   services   from  the  Company  in  2001,   2000  and  1999,
respectively.

(16)   Other Matters

On January 18, 2001, Level 3 announced that in order to provide the Company with additional flexibility in funding its business plan, it filed a "universal" shelf registration statement with the Securities and Exchange Commission relating to $3.0 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depositary shares. The registration statement, (declared effective by the Securities and Exchange Commission on January 31, 2001), allows Level 3 to publicly offer these securities from time to time at prices and terms to be determined at the time of the offering. When combined with the remaining availability under its previously existing effective universal shelf registration statement, the availability under the registration statements allows Level 3 to offer an aggregate of up to approximately $3.2 billion of securities.

It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2001, Level 3 had outstanding letters of credit of approximately $47 million. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

(17) Subsequent Events

On January 24, 2002 Level 3 completed the acquisition of the wholesale dial-up access business assets of McLeodUSA Incorporated (formerly Splitrock Services) for approximately $50 million in cash consideration and the assumption of certain operating liabilities related to that business. The acquisition includes customer contracts, approximately 350 POPs (Points of Presence) across the U.S. and the related facilities, equipment and underlying circuits. In addition, the parties entered into certain operating agreements enabling McLeodUSA to continue to support its in-region customers. The acquisition enables Level 3 to provide managed modem service in all 50 states with a coverage area that includes 80 percent of the U.S. population, up from 37 states, and 57 percent of the U.S. population.

On February 8, 2002, Level 3 announced that Commonwealth Telephone had filed a registration statement with the Securities and Exchange Commission relating to the sale of 2,750,000 shares (plus 412,500 additional shares subject to the underwriters' over-allotment option) of Commonwealth Telephone common stock by a wholly-owned subsidiary of Level 3 Communications, Inc. On March 8, 2002, Commonwealth amended the filing to increase the number available for sale to 3,500,000 (plus 525,000 additional shares subject to over-allotment options). The 3.5 million shares represent approximately 33 percent of Level 3's economic ownership in Commonwealth Telephone and based on the March 11, 2002 closing price of $39.83 per share, would result in approximately $139 million of gross proceeds to the Company.

On February 22, 2002, the Company paid David C. McCourt, a Director of the Company, $15 million for his 10% interest in Level 3 Telecom Holdings, Inc, the entity that holds the investments in RCN and Commonwealth Telephone.

From  January  1,  2002  through   March 13,  2002,   Level  3  had  retired
approximately $195 million face amount of debt securities, by issuing 7.4 million shares, valued at $32 million and through Level 3 Finance, LLC using approximately $34 million of cash. Level 3 expects to recognize an extraordinary gain of approximately $130 million, after transaction and debt issuance costs, from these transactions in the first quarter of 2002.

On March 6, 2002, the Company completed the refinancing of the Lehman Commercial Mortgage. The terms of the agreement with iStar Financial Group include: reducing the outstanding loan amount to $60 million through repayment, releasing the restrictions on $57 million securities held in escrow and increasing the borrowing rate to 650 basis points over LIBOR.

On March 9, 2002, legislation was enacted that will enable the Company to carry its taxable net operating losses back five years. As a result, the Company expects to receive a Federal income tax refund of approximately $120 million after it files its 2001 Federal income tax return carrying back the taxable loss to 1996. This benefit will be reflected in the first quarter 2002 financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes".

On March 13, 2002, the Company acquired privately held CorpSoft, Inc. ("CorpSoft"), a major distributor, marketer and reseller of business software. Level 3 paid approximately $89 million in cash and assumed approximately $31 million in net debt to acquire CorpSoft. CorpSoft generated approximately $1.1 billion in revenue in 2001 and had EBITDA of approximately $18 million, excluding stock-based compensation, one-time restructuring charges and other non-recurring employee costs. Level 3 expects the acquisition will enable its information services business to leverage CorpSoft's customer base, worldwide presence and relationships to expand its portfolio of services. The Company believes that communications price performance will improve more rapidly than computing and data storage price performance. As a result, companies will, over time seek to gain information technology operating efficiency by acquiring software functionality and data storage capability as commercial services purchased and then delivered over broadband networks such as the Level 3 network. In addition, Level 3 expects to utilize its network infrastructure to facilitate the deployment of software to CorpSoft's customers. Revenue attributable to CorpSoft subsequent to the acquisition date, will be included in Minimum Telecom Revenue as defined in the Senior Secured Credit Facility.

As a result of this transaction, the Company believes it will remain in compliance with the terms and conditions of the Senior Secured Credit Facility until the second half of 2003. The Company's expectation assumes that it takes no other actions, its sales levels do not improve beyond those experienced during the second half of 2001, and disconnects and cancellations trend down during the second half of 2002 in accordance with the Company's customer credit analysis.

Given other actions the Company may take, and based on its longer term expectations for improvements in its rate of sales, disconnects and cancellations, new product and service introductions and the potential for additional acquisitions, the Company believes it will continue to remain in compliance with the terms and conditions of the Senior Secured Credit Facility over the term of that agreement.

(18)   Unaudited Quarterly Financial Data

                                                           March           June         September         December

                                                       2001    2000    2001    2000    2001    2000     2001     2000
                                                                   (in millions except per share data)
Revenue .                                             $ 448   $  17   $ 387   $ 234   $ 372   $ 341   $  326   $  432
Loss from Operations..............................     (413)   (272)   (572)   (298)   (396)   (308)  (3,600)    (419)
Net Loss..........................................     (535)   (271)   (731)   (281)   (437)   (351)  (3,275)    (552)
Loss per Share (Basic and Diluted):
     Net Loss from Continuing Operations..........   $(1.41)  $(.76) $(1.92)  $(.74) $(1.35)  $(.92)  $(9.70)  $(1.44)
     Discontinued Operations......................     (.04)   (.01)   (.07)   (.03)   (.07)   (.04)   (1.40)    (.06)
     Extraordinary Gain on Debt Extinguishment....        -       -       -       -     .25       -     2.56        -
     Net Loss.....................................   $(1.45)  $(.77) $(1.99)  $(.77) $(1.17)  $(.96)  $(8.54)  $(1.50)

Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods.

In the fourth quarter of 2001, the Company determined that, due to the continuing economic slowdown and continued over-capacity in certain areas of the telecommunications industry, the estimated future undiscounted cash flows attributable to certain assets would not exceed the current carrying value of the assets. The Company, therefore, recorded an impairment charge of $3.2 billion to reflect the difference between the estimated fair value of the assets and their current carrying value.

As described in Note 3, the Company sold its Asian telecommunication operations to Reach Ltd. in January 2002. In accordance with SFAS No. 144, the Company classified these assets as held-for-sale and accordingly reclassified the losses attributable to the Asian operations to Discontinued Operations. In the fourth quarter of 2001, the Company recognized a loss of $516 million within discontinued operations, equal to the difference between the carrying value of the Asian operations and its estimated fair value.

The Company repurchased approximately $1.8 billion of its long-term debt using cash and equity in 2001. The Company recognized extraordinary gains of approximately $93 million and $981 million on these transactions in the third and fourth quarters of 2001, respectively.