Form 10-K/A
period 2001-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2002-04-03
CIK 794323

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 to the Level 3 Communications, Inc. (the "Registrant") Annual Report on Form 10-K for the year ended December 31, 2001 is hereby amended and restated in its entirety as set forth below:

Financial statements and supplementary financial information for Level 3 Communications, Inc. (f/k/a Peter Kiewit Sons', Inc.) and Subsidiaries begin on page F-1.

The financial statements of an equity method investee (RCN Corporation) are required by Rule 3.09 and are incorporated by reference from RCN's Form 10-K for the year ended December 31, 2001, filed under Commission No. 000-22825.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14 to the Level 3 Communications, Inc. (the "Registrant") Annual Report on Form 10-K for the year ended December 31, 2001 is hereby amended and restated in its entirety as set forth below:

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

10.4 Stock Purchase Agreement dated as of February 21, 2002 between Level 3 Holdings, Inc. and David C. McCourt (Exhibit 10.4 to the Registrant's Form 10-K for 2001).

10.5 Warrant Agreement, dated as of March 11, 2002 between the Registrant and William L. Grewcock (Exhibit 10.5 to the Registrant's Form 10-K for 2001).

10.6 Form of Promissory  Note with certain  officers of the Registrant  (Exhibit
     10.6 to the Registrant's Form 10-K for 2001).

10.7 Form of Aircraft Time-Share Agreement (Exhibit 10.7 to the Registrant's Form 10-K for 2001).

21 List of subsidiaries of the Company (Exhibit 21 to the Registrant's Form 10-K for 2001).

23.1 Consent of Arthur Andersen LLP

23.2 Consent of PriceWaterhouseCoopers LLP

99.1 Correspondence relating to Arthur Andersen LLP

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of April, 2002.

                                      Level 3 Communications, Inc.

                                      By:  /s/ Neil J. Eckstein
                                      Name:  Neil J. Eckstein
                                      Title:  Vice President