Form 10-Q
period 2002-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2002-05-15
CIK 794323

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d)
          OF THE  SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each class of the issuer's common stock, as of May 3, 2002:

                         Common Stock 395,616,748 shares

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                            Page


                         Part I - Financial Information

Item 1.  Unaudited Financial Statements:

    Consolidated Condensed Statements of Operations                            2
    Consolidated Condensed Balance Sheets                                      3
    Consolidated Condensed Statements of Cash Flows                            5
    Consolidated Statement of Changes in Stockholders' Deficit                 7
    Consolidated Statements of Comprehensive Loss                              8
    Notes to Consolidated Condensed Financial Statements                       9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          30


                           Part II - Other Information

Item 5.  Other Information                                                    38

Item 6.  Exhibits and Reports on Form 8-K                                     38

Signatures                                                                    39

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                          ------------------------------
(dollars in millions, except per share data)                                                      2002          2001

Revenue..............................................................................            $ 386         $ 448
Costs and Expenses:
   Cost of revenue...................................................................             (146)         (266)
   Depreciation and amortization.....................................................             (210)         (236)
   Selling, general and administrative...............................................             (253)         (359)
                                                                                                  -----         -----
     Total costs and expenses........................................................             (609)         (861)
                                                                                                  -----         -----

Loss from Operations.................................................................             (223)         (413)
Other Income (Expense):
   Interest income...................................................................                9            61
   Interest expense, net.............................................................             (129)         (138)
   Other, net........................................................................                4           (28)
                                                                                                  -----         -----
     Total other income (expense)....................................................             (116)         (105)
                                                                                                  -----         -----

Loss from Continuing Operations Before Income Tax....................................             (339)         (518)

Income Tax Benefit...................................................................              119             -
                                                                                                  -----         -----
Net Loss from Continuing Operations..................................................             (220)         (518)

Loss from Discontinued Operations, net...............................................                -           (17)

Extraordinary Gain on Debt Extinguishment, net.......................................              130             -
                                                                                                  -----         -----
Net Loss . ..........................................................................            $ (90)       $ (535)
                                                                                                  =====         =====


Earnings (Loss) Per Share of Level 3 Common Stock
   (Basic and Diluted):
     Continuing operations...........................................................          $ (0.56)      $ (1.41)
                                                                                                =======       =======
     Discontinued operations, net....................................................          $     -       $ (0.04)
                                                                                                =======       =======
     Extraordinary gain on debt extinguishment, net..................................          $  0.33       $    -
                                                                                                =======       =======
     Net loss........................................................................          $ (0.23)      $ (1.45)
                                                                                                =======       =======


     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)

                                                                                             March 31,      December 31,
(dollars in millions, except per share data)                                                   2002            2001

Assets
Current Assets:
    Cash and cash equivalents.......................................................         $1,110          $1,297
    Marketable securities...........................................................             -              206
    Restricted securities...........................................................            136             155
    Accounts receivable, less allowances of $45 and $46, respectively...............            351             239
    Current assets of discontinued Asian operations.................................             -               74
    Other...........................................................................             86              63
                                                                                             ------          ------
Total Current Assets................................................................          1,683           2,034

Property, Plant and Equipment, net..................................................          6,746           6,890

Intangibles and Goodwill............................................................            252              28

Other Assets, net...................................................................            370             364
                                                                                             ------          ------
                                                                                             $9,051          $9,316
                                                                                             ======          ======

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)

                                                                                             March 31,      December 31,
(dollars in millions, except per share data)                                                   2002             2001

Liabilities and Stockholders' Deficit
Current Liabilities:
    Accounts payable..............................................................            $ 690            $ 714
    Current portion of long-term debt.............................................               30                7
    Accrued payroll and employee benefits.........................................              143              162
    Accrued interest..............................................................               65               86
    Deferred revenue..............................................................              127              124
    Current liabilities of discontinued Asian operations..........................               -                74
    Other.........................................................................              277              225
                                                                                             ------            -----
Total Current Liabilities.........................................................            1,332            1,392

Long-Term Debt, less current portion..............................................            5,981            6,209

Deferred Revenue..................................................................            1,353            1,335

Accrued Reclamation Costs.........................................................               92               92

Other Liabilities.................................................................              358              353

Commitments and Contingencies

Stockholders' Deficit:
    Preferred stock, $.01 par value, authorized 10,000,000 shares: no                            -                -
       shares outstanding.........................................................
    Common stock:
       Common stock, $.01 par value, authorized 1,500,000,000 shares:
          393,103,049 outstanding in 2002 and 384,703,922                                         4               4
          outstanding in 2001.....................................................
       Class R, $.01 par value, authorized 8,500,000 shares: no                                  -                -
          shares outstanding......................................................
    Additional paid-in capital....................................................            5,711            5,602
    Accumulated other comprehensive loss..........................................             (163)            (144)
    Accumulated deficit...........................................................           (5,617)          (5,527)
                                                                                             ------           ------
Total Stockholders' Deficit.......................................................              (65)             (65)
                                                                                             ------           ------
                                                                                             $9,051           $9,316
                                                                                             ======           ======

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                     ------------------------------------
(dollars in millions)                                                                         2002              2001

Cash Flows from Operating Activities:
   Net Loss.......................................................................          $  (90)           $ (535)
     Loss from discontinued operations............................................               -                17
     Extraordinary gain on debt extinguishment, net...............................            (130)                -
                                                                                             -----             -----
     Loss from continuing operations..............................................            (220)             (518)
       Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
         Equity (earnings) losses, net............................................              (4)                2
         Depreciation and amortization............................................             210               236
         Dark fiber and submarine cable non-cash cost of revenue..................               2                82
         Non-cash compensation expense attributable to stock awards...............              64                76
         Deferred revenue.........................................................              23               356
         Accrued interest on marketable securities................................               5                (2)
         Deposits.................................................................               -                25
         Federal income tax refunds...............................................               -                43
         Interest expense on discount notes.......................................              27                28
         Accrued interest on long-term debt.......................................             (21)              (24)
         Change in working capital items, net of amounts acquired:
             Receivables..........................................................              35               (76)
             Other current assets.................................................             (15)               (1)
             Payables.............................................................            (165)              (79)
             Other liabilities....................................................              (4)               58
         Other.................................................................. .              (2)               54
                                                                                             -----             -----
Net Cash (Used in) Provided by Continuing Operations..............................             (65)              260

Cash Flows from Investing Activities:
     Proceeds from sales and maturities of marketable securities..................             200             1,570
     Purchases of marketable securities...........................................               -            (1,112)
     Decrease in restricted cash and securities, net..............................              18                54
     Capital expenditures.........................................................             (53)           (1,098)
     Purchases of assets held-for-sale............................................               -               (28)
     Investments, net . ..........................................................             (14)                -
     McLeod business acquisition..................................................             (50)                -
     CorpSoft acquisition, net of cash acquired of $34............................             (89)                -
     Proceeds from sale of property, plant and equipment, and other assets. ......               6                 5
                                                                                             -----             -----
Net Cash Provided by (Used in) Investing Activities...............................              18              (609)

                                   (continued)

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                              2002           2001
Cash Flows from Financing Activities:
    Long-term debt borrowings, net of issuance costs................................       $     2        $   636
    Purchases of and payments on long-term debt, including current portion..........           (90)            (2)
    Stock options exercised.........................................................             -              2
                                                                                             -----          -----
Net Cash (Used in) Provided by Financing Activities.................................           (88)           636

Net Cash Used in Discontinued Operations............................................           (47)           (25)

Effect of Exchange Rates on Cash and Cash Equivalents...............................            (5)           (29)
                                                                                             -----          -----

Net Change in Cash and Cash Equivalents.............................................          (187)           233

Cash and Cash Equivalents at Beginning of Period....................................         1,297          1,255
                                                                                             -----          -----

Cash and Cash Equivalents at End of Period..........................................       $ 1,110        $ 1,488
                                                                                           =======        =======

Supplemental Disclosure of Cash Flow Information:
        Income tax refund received..................................................       $   119        $    43
        Interest paid...............................................................           116            178

Noncash Investing and Financing Activities:
   Common stock issued in exchange for long term debt...............................       $    32        $    -


     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Deficit
                    For the three months ended March 31, 2002
                                   (unaudited)

                                                                       Accumulated
                                                        Additional       Other
                                              Common      Paid-in    Comprehensive      Accumulated
(dollars in millions)                          Stock      Capital         Loss            Deficit         Total

Balances at December 31, 2001...........       $  4      $ 5,602         $ (144)         $(5,527)       $  (65)

Common Stock:
    Issued to extinguish long-term
         debt...........................          -           32              -                -            32
    Stock plan grants...................          -           61              -                -            61
    Shareworks plan.....................          -           16              -                -            16

Net Loss................................          -            -              -              (90)          (90)

Other Comprehensive Loss................          -            -             (19)              -           (19)
                                              -----        -----           -----            -----         -----

Balances at March 31, 2002..............      $   4     $  5,711         $  (163)       $ (5,617)      $   (65)
                                              =====     ========         =======        ========        =======


     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                                   (unaudited)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                     -----------------------------
(dollars in millions)                                                                      2002          2001

Net Loss..........................................................................        $ (90)       $ (535)

Other Comprehensive Income (Loss) Before Tax:
    Foreign currency translation losses...........................................          (23)          (41)
    Unrealized holding (losses) gains arising during period.......................           (1)            4
    Reclassification adjustment for gains included in net loss....................            5             -
                                                                                          -----         -----

Other Comprehensive Loss, Before Tax..............................................          (19)          (37)

Income Tax Benefit Related to Items of Other Comprehensive Loss...................            -             -
                                                                                          -----         -----
Other Comprehensive Loss Net of Taxes.............................................          (19)          (37)
                                                                                          -----         -----

Comprehensive Loss................................................................       $ (109)       $ (572)
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

The consolidated condensed balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 2001 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K as amended, for the year ended December 31, 2001. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

The Company provides a broad range of integrated communications services primarily in the United States and Europe as a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services). The Company has created, through a combination of construction, purchase and leasing of facilities and other assets, an advanced international, end-to-end, facilities-based communications network. The Company has built and continues to build the network based on Internet Protocol technology in order to leverage the efficiencies of this technology to provide lower cost communications services.

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

It is the Company's policy to recognize termination revenue when certain conditions have been met. These conditions include: 1) the customer has accepted all or partial delivery of the asset or service; 2) Level 3 has received consideration for the service provided; and 3) Level 3 is not legally obligated to provide additional product or services to the customer or their successor. Termination revenue is typically recognized in situations where a customer and Level 3 mutually agree to terminate service or the customer and its assets fail to emerge from bankruptcy protection. If the conditions described above are met, the Company will recognize termination revenue equal to the fair value of consideration received, less any amounts previously recognized. Termination revenue is reported in the same manner as the original product or service provided.

Level 3 entered into joint build arrangements during the construction of its North American and European networks in which it was the sponsoring partner. These arrangements are generally characterized as fixed fee or cost sharing arrangements. For fixed fee joint build arrangements in which Level 3 is the sponsor, the Company assumes the cost risk of completing the work for a fixed price agreed upon at the inception of the arrangement between the parties. Level 3 recognizes revenue equal to the value of the contract when construction is complete and payment is received from the joint build partner. For cost sharing arrangements each of the joint build parties shares the cost risk of completing the work. These contracts typically include provisions in which the sponsoring partner receives a management fee for construction services provided. Level 3 recognizes this management fee as revenue in the period when the contract is completed and payment is received from the joint build partner.

For the period ended March 31, 2002, Level 3 did not recognize revenue attributable to non-monetary exchange transactions entered into in 2002 whereby it sold IRUs, other capacity, or other services to a company from which Level 3 received communications assets or services. During the period ended March 31, 2002, $2 million of amortized revenue was recognized related to contracts entered into in 2000 and 2001.

The Company is obligated under dark fiber IRUs and other capacity agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party circuit costs directly attributable to the network as well as costs of assets sold pursuant to sales-type leases. The cost of revenue associated with sales-type leases of dark fiber agreements entered into prior to June 30, 1999, was determined based on an allocation of the total estimated costs of the network to the dark fiber provided to the customers. The allocation takes into account the service capacity of the specific dark fiber provided to customers relative to the total expected capacity of the network. Changes to total estimated costs and network capacity are included prospectively in the allocation in the period in which they become known. Cost of revenue associated with the sale of transoceanic capacity that meet the accounting requirements as sales-type leases, is also determined based on taking into account service capacity and costs incurred by Level 3 and its contractors to construct such assets.

Accounting practice and guidance with respect to the treatment of submarine dark fiber sales and terrestrial IRU agreements continue to evolve. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these transactions in the future.

The Company's information services business is comprised of two operating units:
(i)Structure, a provider of computer outsourcing and systems integration services, and CorpSoft, Inc. ("CorpSoft"), a major distributor, marketer and reseller of business software. (i)Structure provides outsourcing services, typically through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts,
(i)Structure recognizes revenue in the month the service is provided. The systems integration business helps customers define, develop and implement cost-effective information systems. Revenue from these services is recognized on a time and materials basis or percentage of completion basis depending on the extent of the services provided. Cost of revenue includes costs of consultants' salaries and other direct costs for the information services businesses.

CorpSoft recognizes revenue from software sales at the time of product shipment, or in accordance with terms of licensing contracts. Revenue from maintenance contracts is recognized when invoiced and the contract period has commenced, as CorpSoft has no material costs or future obligations associated with future performance under these contracts. Consulting service revenue is recognized as the services are provided. Advance billings are recorded as deferred revenue.
Cost of revenues includes direct costs of the licensing activity, costs to purchase and distribute software and direct costs to provide consulting services.

Rebate income received from software developers is recognized in the period in which the rebate is earned and reflected as a reduction of cost of sales.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Prior to the issuance of SFAS No. 141, companies accounted for mergers and acquisitions using one of two methods; pooling of interests or the purchase accounting method.
Level 3 has accounted for acquisitions using the purchase method and the adoption of SFAS No. 141 is not expected to have a material effect on the Company's future results of operations or financial position.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning January 1, 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Goodwill attributable to equity method investments is no longer amortized but is still subject to impairment analysis using existing guidance for equity method investments. For the goodwill and intangible assets in place as of December 31, 2001, the adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or its financial position. The Company believes the impact of SFAS No. 142 will not have a material effect on accounting for future acquisitions as the new standard generally results in more amortized intangible assets and less non-amortized goodwill. (See Notes 2 and 8)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 is effective for fiscal years and transactions beginning or occurring after May 15, 2002. SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Previously, SFAS No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations. APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 shall be reclassified. The Company believes that due to the recurring nature of its debt repurchases and exchanges, the adoption of SFAS No. 145 will result in the reclassification of the related extraordinary gains in the statement of operations.

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable. Federal legislation enacted in 2002 permitted the Company to apply unutilized net operating losses against 1996 taxable income. As a result, the Company recognized an income tax benefit and received a refund of $119 million in the first quarter of 2002.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

In 2001, the Company agreed to sell its Asian telecommunications business to Reach Ltd ("Reach"). Therefore, the assets, liabilities, results of operations and cash flows for this business have been classified as discontinued operations in the consolidated condensed financial statements (See Note 4).

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.

2.  Acquisitions

On January 24, 2002, Level 3 completed the acquisition of the wholesale dial-up access business of McLeodUSA Incorporated for approximately $50 million in cash consideration and the assumption of certain operating liabilities related to that business. The acquisition includes customer contracts, approximately 350 POPs (Points of Presence) across the U.S. and the related facilities, equipment and underlying circuits. The acquisition enables Level 3 to provide managed modem service in all 50 states with a coverage area that includes approximately 80 percent of the United States population, up from 37 states, and approximately 57 percent of the United States population. The preliminary allocation of the purchase price resulted in the cash consideration plus assumed liabilities exceeding the fair value of the identifiable tangible and intangible assets acquired by approximately $33 million which is recorded as goodwill. In accordance with SFAS No. 142, the goodwill will be assessed annually for impairment and will not be amortized. The results of operations attributable to the McLeod assets and liabilities are included in the condensed statement of operations from the date of acquisition.

On March 13, 2002, the Company acquired privately held CorpSoft, Inc., a major distributor, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The $126 million purchase price, based on management's preliminary estimate of the value of the assets and liabilities acquired, exceeded the fair value of the net assets by approximately $152 million. The Company is in the process of having a third party perform a formal valuation of the assets and liabilities acquired and expects that the valuation will be completed during the second quarter of 2002. The results of CorpSoft's operations are included in the condensed statement of operations from the date of acquisition.

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

The following is pro-forma financial information of the Company assuming the acquisitions of CorpSoft and McLeod had occurred at the beginning of the period presented:

                                                                      Three Months Ended            Year Ended

                                                                      March 31,    March 31,       December 31,
(dollars in millions, except per share data)                            2002         2001              2001


Revenue                                                                 $ 551       $ 703             $ 2,672
Loss from Continuing Operations................................          (224)       (532)             (5,554)
Net Loss.......................................................           (94)       (549)             (5,084)
Net Loss per Share.............................................         (0.24)      (1.49)             (13.60)

The following are the assets and liabilities acquired in the McLeod and CorpSoft transactions as of their respective acquisition dates:

 (dollars in millions)                                                                     McLeod          CorpSoft

Assets:
   Cash and cash equivalents.........................................................      $    -            $   34
   Accounts receivable...............................................................           -               151
   Other current assets..............................................................           -                18
   Property, plant and equipment, net................................................          19                 6
   Identifiable intangibles..........................................................          49                 -
   Goodwill..........................................................................          33               152
   Other assets......................................................................           -                 6
                                                                                            -----             -----
     Total Assets....................................................................         101               367

Liabilities:
   Accounts payable..................................................................           -               201
   Other current liabilities.........................................................          43                 7
   Current portion of long-term debt................................................            8                19
   Other liabilities................................................................            -                14
                                                                                            -----             -----
     Total Liabilities.............................................................            51               241
                                                                                            -----             -----

Purchase Price......................................................................         $ 50            $  126
                                                                                            =====             =====

3.  Restructuring and Impairment Charges

In 2001, the Company announced that due to the duration and severity of the slowdown in the economy and the telecommunications industry, it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy recovers. As a result of these actions, the Company reduced its global work force, primarily in the communications business in the United States and Europe by approximately 2,400 employees. Restructuring charges of approximately $10 million, $40 million and $58 million were recorded in the first, second and fourth quarters of 2001, respectively, of which $66 million related to staff reduction and related costs and $42 million to real estate lease termination costs. In total, the Company has paid $62 million in severance and related fringe benefit costs and $6 million in lease termination costs as of March 31, 2002 for these actions. The remaining estimated cash expenditures of $4 million relating to the workforce reductions are for legal and other costs, and are expected to be substantially paid by June 30, 2002. Lease termination obligations of $36 million are expected to be substantially paid by December 31, 2002.


4.  Discontinued Asian Operations

In December 2001, Level 3 announced that it had agreed to sell its Asian telecommunications business to Reach Ltd. for no cash consideration. The agreement covered subsidiaries that included the Asian network operations, assets, liabilities and future financial obligations. This included Level 3's share of the Northern Asian cable system, capacity on the Japan-US cable system, capital and operational expenses related to these two systems, gateways in Hong Kong and Tokyo, and existing customers on Level 3's Asian network.

The transaction closed on January 18, 2002. As of December 31, 2001, the net carrying value of Level 3's Asian assets was approximately $465 million. In accordance with SFAS No. 144, in the fourth quarter of 2001, Level 3 recorded an impairment loss on these assets held for sale within discontinued operations, equal to the difference between the carrying value of the assets and their fair value. Based upon the terms of the agreement, the Company also accrued approximately $51 million in certain capital obligations it retained for the two submarine systems to be sold to Reach, and estimated transaction costs. As of March 31, 2002, approximately $4 million of the total accrual had not yet been paid.

The 2002 operating results through the transaction date were not significant. The following is the summarized results of operations for the three months ended March 31, 2001 for the discontinued Asian operations (dollars in millions):


Revenue.................................................................................................      $  1
Costs and Expenses:
   Cost of revenue......................................................................................        (2)
   Depreciation and amortization........................................................................        (3)
   Selling, general and administrative..................................................................       (13)
                                                                                                              -----
     Total costs and expenses...........................................................................       (18)
                                                                                                              -----

Loss from Discontinued Operations.......................................................................      $(17)
                                                                                                              =====


SFAS No. 144 requires that long-lived assets that have met relevant criteria should be classified as "held for sale" and shall be identified separately in the asset and liability sections of the balance sheet. The assets and liabilities of the Asian operations met these criteria as of December 31, 2001 and are classified as current due to their sale to Reach in January of 2002.

The following is summarized financial information for the discontinued Asian operations as of December 31, 2001 (dollars in millions):

Financial Position

Current Assets:
   Cash and cash equivalents............................................................................      $ 34
   Restricted securities................................................................................        17
   Receivables..........................................................................................        21
   Other. ..............................................................................................         2
                                                                                                              ----
Total Current Assets....................................................................................      $ 74
                                                                                                              ====

Current Liabilities:
   Accounts payable.....................................................................................      $ 58
   Current portion of long-term debt....................................................................         8
   Deferred revenue.....................................................................................         6
   Other. ..............................................................................................         2
                                                                                                              ----
Total Current Liabilities...............................................................................        74
                                                                                                              ----

Net Assets .............................................................................................      $  -
                                                                                                             =====

5.   Loss Per Share

The Company had a loss from  continuing  operations  for the three  months ended
March 31, 2002 and 2001, respectively. Therefore, the dilutive effect of the approximately 13 million and 19 million shares at March 31, 2002 and 2001, respectively, attributable to the convertible subordinated notes and the approximately 57 million and 29 million stock-based awards and warrants outstanding at March 31, 2002 and 2001, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. The following details the earnings (loss) per share calculations for the Level 3 common stock:

                                                                                               Three Months Ended
                                                                                                   March 31,

(dollars in millions, except per share data)                                                  2002            2001

Net Loss from Continuing Operations..................................................       $ (220)         $ (518)
Discontinued Operations, net.........................................................            -             (17)
Extraordinary Gain on Debt Extinguishment, net.......................................          130               -
                                                                                             -----           -----
Net Loss.............................................................................       $  (90)         $ (535)
                                                                                            ======          ======

Total Number of Weighted Average Shares Outstanding used to Compute
   Basic and Dilutive Earnings Per Share (in thousands)..............................      391,279         367,810
                                                                                           =======         =======
Earnings (Loss) per Share (Basic and Diluted):
   Continuing operations.............................................................      $ (0.56)        $ (1.41)
                                                                                           =======         =======
   Discontinued operations, net......................................................      $     -         $ (0.04)
                                                                                           =======         =======
   Extraordinary gain on debt extinguishment, net....................................      $  0.33         $     -
                                                                                           =======         =======
   Net loss..........................................................................      $ (0.23)        $ (1.45)
                                                                                           =======         =======

6.   Receivables

Receivables at March 31, 2002 and December 31, 2001 were as follows (dollars in millions):

                                                              Information
                                            Communications      Services         Coal         Other           Total
March 31, 2002
Accounts Receivable - Trade:
   Services.........................             $  119         $  199         $  10         $   1          $  329
   Dark Fiber.......................                  -              -             -             -               -
Joint Build Costs...................                 42              -             -             -              42
Other Receivables...................                 25              -             -             -              25
Allowance for Doubtfu
    Accounts........................                (42)            (3)            -             -             (45)
                                                  -----          -----         -----         -----           -----
                                                 $  144         $  196         $  10         $   1          $  351
                                                 ======         ======         ======       ======          ======

December 31, 2001
Accounts Receivable - Trade:
    Services........................             $  171          $  21         $  11         $   1          $  204
    Dark Fiber......................                 23              -             -             -              23
Joint Build Costs...................                 33              -             -             -              33
Other Receivables...................                 25              -             -             -              25
Allowance for Doubtful
    Accounts........................                (43)            (3)            -             -             (46)
                                                  -----          -----         -----         -----           -----
                                                 $  209          $  18         $  11         $   1          $  239
                                                 ======         ======        ======        ======          ======

Joint build receivables primarily relate to costs incurred by the Company for construction of network assets in which Level 3 is partnering with other companies. Generally, under these types of agreements, the sponsoring partner will incur 100% of the construction costs and bill the other party as certain construction milestones are accomplished.

7.   Property, Plant and Equipment, net

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

In 2001, the Company recorded a charge on the statement of operations for impairment of certain assets. The impairments primarily relate to colocation assets ($1.6 billion), conduits in North America and European intercity and metropolitan networks ($1.2 billion), and certain transoceanic assets ($320 million). For those assets that are determined to be impaired, the fair value of the asset becomes the new basis or "cost" of the asset and the accumulated depreciation that had previously been recorded, is eliminated in accordance with SFAS No. 144.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

                                                                                         Accumulated           Book
(dollars in millions)                                                         Cost      Depreciation          Value

March 31, 2002
Land and Mineral Properties......................................           $  216        $   (17)          $   199
Facility and Leasehold Improvements
    Communications...............................................            1,476            (42)            1,434
    Information Services.........................................               25             (5)               20
    CorpSoft.....................................................                6              -                 6
    Coal Mining..................................................               65            (62)                3
    CPTC.........................................................               92            (15)               77
Network Infrastructure...........................................            4,099           (208)            3,891
Operating Equipment
    Communications...............................................            1,311           (458)              853
    Information Services.........................................               72            (45)               27
    Coal Mining..................................................               81            (71)               10
    CPTC.........................................................               18            (12)                6
Network Construction Equipment...................................               53            (15)               38
Furniture, Fixtures and Office Equipment.........................              173            (82)               91
Construction-in-Progress.........................................               91              -                91
                                                                            ------         ------            ------
                                                                           $ 7,778       $ (1,032)         $  6,746
                                                                           =======       ========          ========

                                                                                         Accumulated           Book
(dollars in millions)                                                         Cost      Depreciation          Value
December 31, 2001
Land and Mineral Properties......................................           $  218         $  (16)          $   202
Facility and Leasehold Improvements
    Communications...............................................            1,423            (22)            1,401
    Information Services.........................................               26             (5)               21
    Coal Mining..................................................               65            (62)                3
    CPTC.........................................................               92            (14)               78
Network Infrastructure...........................................            4,111           (107)            4,004
Operating Equipment
    Communications...............................................            1,159           (390)              769
    Information Services.........................................               69            (41)               28
    Coal Mining..................................................               82            (72)               10
    CPTC.........................................................               18            (11)                7
Network Construction Equipment...................................               67            (17)               50
Furniture, Fixtures and Office Equipment.........................              173            (81)               92
Construction-in-Progress.........................................              225              -               225
                                                                            ------         ------            ------
                                                                           $ 7,728        $  (838)         $  6,890
                                                                           =======        =======          ========

Depreciation expense was $206 million and $213 million for the three months ended March 31, 2002 and 2001, respectively.

8.  Intangibles and Goodwill

As of March 31, 2002, $152 million and $78 million of intangibles and goodwill are attributable to the CorpSoft and McLeod acquisitions, respectively.

The acquisition of CorpSoft was completed on March 13, 2002. The purchase price based on management's preliminary estimate of the value of the assets and liabilities acquired, exceeded the fair value of the net assets by approximately $152 million. The Company is in the process of having a third party perform a formal valuation of the CorpSoft assets and liabilities acquired. Level 3 expects this valuation will be completed during the second quarter of 2002.

Level 3 completed the acquisition of McLeod's wholesale dial-up business on January 24, 2002. The acquisition includes customer contracts, approximately 350 points of presence across the United States and the related facilities, equipment and underlying circuits. The Company has attributed approximately $49 million of the purchase price to customer contracts with an amortization period equal to the term of the primary contract or approximately 30 months. The purchase price in excess of the fair value allocated to identifiable tangible and intangible assets of $33 million was assigned to goodwill and will be assessed at least annually for impairment in accordance with SFAS No. 142.

Goodwill and intangible asset amortization expense, excluding amortization expense attributable to equity method investees, was $4 million and $23 million for the three months ended March 31, 2002 and 2001, respectively.

9.  Other Assets, Net

At March 31, 2002 and December 31, 2001 other assets consisted of the following:


                                                                                            March 31,      December 31,
(dollars in millions)                                                                         2002             2001

Investments  ....................................................................             $145             $127
Debt Issuance Costs, net.........................................................              106              113
Prepaid Network Assets...........................................................               20               21
CPTC Deferred Development and Financing Costs....................................               20               20
Assets Held for Sale.............................................................               61               62
Employee and Officer Notes Receivable............................................                6               10
Other............................................................................               12               11
                                                                                             -----            -----
                                                                                              $370             $364
                                                                                             =====            =====

The Company holds significant equity positions in two publicly traded companies:
RCN Corporation ("RCN") and Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"). RCN is a facilities-based provider of bundled local and long distance phone, cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago. Commonwealth Telephone holds Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc. a competitive local exchange carrier which commenced operations in 1997.

On March 31, 2002, Level 3 owned approximately 26% and 45% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $38 million and $409 million, respectively, on March 31, 2002.

During 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. If RCN becomes profitable, Level 3 will not record its equity in RCN's profits until unrecorded equity in losses has been offset. The Company's investment in RCN, including goodwill, was zero at March 31, 2002 and December 31, 2001. The Company did not recognize approximately $39 million of suspended equity losses attributable to RCN for the three months ended March 31, 2002, bringing the total amount of suspended equity losses to approximately $308 million.

The Company recognizes gains from the sale, issuance and repurchase of stock by its equity method investees in its statements of operations. The Company did not recognize any gains for the three months ended March 31, 2002 or 2001 and does not expect to recognize future gains on RCN stock activity until the suspended equity losses are recognized by the Company.

The following is summarized financial information of RCN for the three months ended March 31, 2002 and 2001, and as of March 31, 2002 and December 31, 2001 (dollars in millions).

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 -------------------------------------
                                                                                           2002             2001
                                 Operations:
RCN Corporation:
    Revenue  .................................................................            $ 125            $ 106
    Net loss available to common shareholders.................................             (149)            (258)

                                                                                         March 31,        December 31,
                                                                                           2002              2001
                             Financial Position:
Current Assets................................................................            $ 637             $ 956
Other Assets . ...............................................................            2,621             2,647
                                                                                          -----             -----
    Total assets..............................................................            3,258             3,603


Current Liabilities...........................................................              313               358
Other Liabilities.............................................................            1,684             1,884
Minority Interest.............................................................               48                51
Preferred Stock...............................................................            2,182             2,142
                                                                                          -----             -----
    Total liabilities and preferred stock.....................................            4,227             4,435
                                                                                          -----             -----
       Common shareholders' deficit...........................................           $ (969)           $ (832)
                                                                                         ======            ======


The Company's investment in Commonwealth Telephone, including goodwill, was $125 million and $121 million at March 31, 2002 and December 31, 2001, respectively.

On February 22, 2002, the Company paid David C. McCourt, a Director of the Company, $15 million for his 10% interest in Level 3 Telecom Holdings, Inc., the entity that holds the investments in RCN and Commonwealth Telephone.

The Company previously made investments in certain public and private companies in connection with those entities agreeing to purchase various services from the Company. The Company originally recorded these transactions as investments and deferred revenue on the balance sheet. The value of the investment and deferred revenue is equal to the estimated fair value of the securities at the time of the transaction or the value of the services to be provided, whichever was more readily determinable. Level 3 closely monitors the success of these investees in executing their business plans. For those companies that are publicly traded, Level 3 monitors current and historical market values of the investee as it compares to the carrying value of the investment. The Company recorded a charge of $28 million during the three months ended March 31, 2001 for an other-than temporary decline in the value of such investments, which is included in Other, net on the consolidated condensed statements of operations. Future appreciation will be recognized only upon sale or other disposition of these securities. The carrying amount of the investments was zero at March 31, 2002 and December 31, 2001. The Company provided services to entities participating in this program of less than $1 million and $8 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, the Company had deferred revenue obligations of $9 million with respect to these transactions.

Assets held for sale includes certain corporate facilities that management of the Company has elected to dispose of as soon as practicable. Also included in assets held for sale are certain telecommunications equipment identified as excess and which management expects to sell due to the Company's decision in June 2001 to reprioritize its capital expenditures.

Loans outstanding from certain employees and officers of the Company totaled $6 million at March 31, 2002. The loans are generally secured by Level 3 common stock or other personal assets of the borrower and bear interest at 4.75%.

10.  Long-Term Debt

At March 31, 2002 and December 31, 2001, long-term debt was as follows:

                                                                                          March 31,      December 31,
(dollars in millions)                                                                       2002             2001
Senior Secured Credit Facility:
    Term Loan Facility
       Tranche A (4.65% due 2007)................................................           $450            $450
       Tranche B (5.65% due 2008)................................................            275             275
       Tranche C (5.96% due 2008)................................................            400             400
Senior Notes (9.125% due 2008)...................................................          1,400           1,430
Senior Notes (11% due 2008)......................................................            433             442
Senior Discount Notes (10.5% due 2008)...........................................            598             583
Senior Euro Notes (10.75% due 2008)..............................................            280             307
Senior Discount Notes (12.875% due 2010).........................................            398             386
Senior Euro Notes (11.25% due 2010)..............................................             91              93
Senior Notes (11.25% due 2010)...................................................            124             129
Commercial Mortgages:
    GMAC (4.28% due 2003)........................................................            120             120
    iStar (8.5% due 2002-2004)...................................................             60             112
Convertible Subordinated Notes (6.0% due 2010)...................................            706             728
Convertible Subordinated Notes (6.0% due 2009)...................................            507             612
CPTC Long-term Debt (with recourse only to CPTC):
    (7.63% due 2004 -2028).......................................................            140             140
CorpSoft Debt....................................................................             22               -
Other . .........................................................................              7               9
                                                                                           -----           -----
                                                                                           6,011           6,216
    Less current portion.........................................................            (30)             (7)
                                                                                           -----           -----
                                                                                           $5,981         $6,209
                                                                                           ======         ======

In July 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. Various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes have traded at discounts to their respective face or accreted amounts.

The Company purchased $92 million principal amount of its 6% Convertible Subordinated Notes due in 2009 and $14 million principal amount of its 6% Convertible Subordinated Notes due in 2010 during the first three months of 2002. The Company issued approximately 7 million shares of its common stock worth approximately $32 million in exchange for the debt. The net gain on the early extinguishments of the debt, including transaction costs and unamortized debt issuance costs, was $71 million and is classified as an extraordinary item in the consolidated condensed statement of operations. Level 3 will continue to evaluate these transactions in the future. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In February 2002, the Company's first tier, wholly owned subsidiary, Level 3 Finance, LLC purchased $89 million principal amount of Company debt for cash. The net gain on the extinguishments of the debt, including transaction costs, realized foreign currency gains and unamortized debt issuance costs, was approximately $59 million and was recorded as an extraordinary item in the consolidated condensed statement of operations.

                                                                             Principal Amount
                                                                              at Maturity            Actual Weighted
                                                                              Repurchased           Average Purchase
                                                                              ($ millions)            Price/$1,000

Senior Notes (9.125% ........................................................    $  30                  $ 381
Senior Notes (11%). .........................................................        8                    423
Senior Euro Notes (10.75%) ..................................................       23                    422
Senior Euro Notes (11.25%. ..................................................        1                    405
Senior Notes (11.25%) .......................................................        5                    415
Convertible Subordinated Notes (due 2010) ...................................        8                    184
Convertible Subordinated Notes (due 2009) ...................................       14                    195
                                                                                 -----
                                                                                 $  89
                                                                                 =====

     Assumes 1 ERUO = .87 USD

Senior Secured Credit Facility

In September 1999, Level 3 and certain Level 3 subsidiaries entered into a $1.375 billion secured credit facility ("Senior Secured Credit Facility"), which was amended in March 2001 to increase the borrowing capacity by $400 million, to $1.775 billion. The Senior Secured Credit Facility, as amended, is comprised of a senior secured revolving credit facility in the amount of $650 million and a three-tranche senior secured term loan facility aggregating $1.125 billion. The secured term loan facility consisted of a $450 million tranche A, a $275 million tranche B and a $400 million tranche C term loan facility, all of which have been drawn on and are outstanding as of December 31, 2001 and March 31, 2002.

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

Amounts drawn under the Senior Secured Credit Facility bear interest, at the option of the Company, at an alternate base rate or reserve-adjusted LIBOR plus applicable margins. The applicable margins for the revolving credit facility and tranche A term loan facility range from 50 to 175 basis points over the alternate base rate and from 150 to 275 basis points over LIBOR and are fixed for the tranche B term loan facility at 250 basis points over the alternate base rate and 375 basis points over LIBOR. The tranche C applicable margins are fixed at 300 basis points over the alternate base rate and 400 basis points over LIBOR. Interest and commitment fees on the revolving credit facility and the term loan facilities are payable quarterly with specific rates determined by actual borrowings under each facility. Debt issuance costs of $38 million were capitalized and are amortized as interest expense over the terms of Senior Secured Credit Facility.

The revolving credit facility provides for automatic and permanent quarterly reductions of the amount available for borrowing under that facility, commencing at $17.25 million on March 31, 2004, and increasing to approximately $61 million per quarter. The tranche A term loan facility amortizes in consecutive quarterly payments beginning on March 31, 2004, commencing at $9 million per quarter and increasing to $58.5 million per quarter. The revolving credit facility and tranche A term loan facility mature on September 30, 2007. The tranche B term loan facility amortizes in consecutive quarterly payments beginning on March 31, 2004, commencing at less than $1 million and increasing to $67 million in 2007, with the final installment due on January 15, 2008. Tranche C of the term loan facility amortizes in consecutive quarterly payments beginning on June 30, 2004, commencing at $1 million per quarter and increasing to $97 million per quarter in 2007, with the final installment due January 30, 2008.

As of March 31, 2002, Level 3 had not borrowed any funds under the $650 million revolving credit facility. The availability of funds and any requirement to repay previously borrowed funds is contingent upon the continued compliance with the relevant debt covenants.

The Senior Secured Credit Facility has customary covenants, or requirements, that the Company and certain of its subsidiaries must meet to remain in compliance with the contract, including a financial covenant that measures minimum revenues (Minimum Telecom Revenue). The subsidiaries of the Company that must comply with the terms and conditions of the credit facility are referred to as Restricted Subsidiaries.

The Minimum Telecom Revenue covenant generally requires that the Company meet or exceed specified levels of cash revenue from communications and information services businesses generated by the Restricted Subsidiaries. The Minimum Telecom Revenue covenant is calculated quarterly on a trailing four-quarter basis and must exceed $1.5 billion for the first quarter of 2002, $1.65 billion for the second quarter of 2002, increasing to $2.3 billion in the fourth quarter of 2002, $3.375 billion in the fourth quarter of 2003, and $4.75 billion in the fourth quarter of 2004. The Restricted Subsidiaries currently include those subsidiaries engaged in the Company's communications businesses, CorpSoft and its subsidiaries and (i)Structure and certain of its subsidiaries engaged in the Company's information services businesses.

Those subsidiaries of the Company that are not subject to the limitations of the Senior Secured Credit Facility are referred to as Unrestricted Subsidiaries. The Unrestricted Subsidiaries include Level 3's coal mining and toll road properties and its holdings in RCN and Commonwealth Telephone.

If the Company does not remain in compliance with the Minimum Telecom Revenue covenant, as well as certain other covenants, it could be in default under the terms of the Senior Secured Credit Facility. In this event, the lenders could take actions to require repayment.

On January 29, 2002, the Company stated that it believed it was in compliance with all of the terms, conditions, and covenants under the Senior Secured Credit Facility and expected to remain in compliance through the end of the first quarter based on its publicly disclosed financial projections. However, the Company stated that if sales, disconnects and cancellations were to continue at the levels experienced during the second half of 2001, it may violate the Minimum Telecom Revenue covenant as early as the end of the second quarter 2002. The Company also stated that to the extent the Company's operational performance improves or it completes acquisitions that generate sufficient incremental revenue, a potential violation of the covenant could be delayed beyond the second quarter of 2002 or eliminated entirely.

As a result of the CorpSoft acquisition described earlier, the Company believes it will remain in compliance with the terms and conditions of the Senior Secured Credit Facility until the second half of 2003. The Company's expectation assumes that it takes no other actions, its sales remain at levels experienced during the second half of 2001, and disconnects and cancellations trend down during the second half of 2002 in accordance with the Company's customer credit analysis. The Company believes it is in full compliance with all covenants as of March 31, 2002.

Given other actions the Company may take, and based on its longer term expectations for improvements in its rate of sales, disconnects and cancellations, new product and service introductions and the potential for additional acquisitions (including the recently announced pending acquisition of Software Spectrum), the Company believes it will continue to remain in compliance with the terms and conditions of the Senior Secured Credit Facility over the term of that agreement.

iStar Commercial Mortgage due 2004

In March 2002, 85 Tenth Avenue, LLC (a wholly owned subsidiary of the Company) amended its $113 million floating-rate loan, originally provided by Lehman Brothers Holdings, Inc. ( the "Lehman Mortgage") that provided secured, non-recourse debt to finance the purchase and renovations of the New York

Gateway facility. The amendment resulted in iStar DB Seller, LLC ("iStar") becoming the sole lender for the property. Previously, iStar, along with other third parties, owned notes of the 85 Tenth Avenue Trust, purchased from Lehman Brothers Holdings, Inc. Using funds previously reserved for additional renovations at the New York Gateway facility, along with funds advanced from iStar, 85 Tenth Avenue, LLC repaid the other third party holders of the notes of 85 Tenth Avenue Trust and reduced the principal outstanding under the amended loan agreement to $60 million. Additionally, the amendment negotiated with iStar (the "iStar Mortgage") extended the initial term of the loan to March 1, 2004, with two optional one-year extensions. There is no prepayment penalty under the revised agreement. Interest varies monthly with the 30 day LIBOR for U.S. Dollar Deposits, plus 650 basis points. The amendment provides a LIBOR floor of 2.00% at all times. This interest, together with principal payments based on a 20-year amortization period, are due monthly during the initial term of the loan.

85 Tenth Avenue, LLC is a single purpose entity organized solely to own, hold, sell, lease, transfer, exchange, operate and manage the New York Gateway facility. Under the terms of the original loan agreement, 85 Tenth Avenue, LLC will not engage in any business other than the ownership management, maintenance and operation of the New York Gateway facility. Under the terms of the original loan agreement, the Company was required to build out the entire building for colocation space by March 1, 2002. The Company has elected not to complete the build-out of the New York Gateway facility due to the excess capacity in the local market. The amendment reduced the scope of originally contemplated build-out and requires the Company to obtain a permanent certificate of occupancy by December 31, 2002. Under certain conditions, this date can be extended by iStar to September 30, 2003.

Approximately $6 million of debt issuance costs related to this loan agreement were capitalized and are being amortized as interest expense over the term of the iStar Mortgage.

CorpSoft

CorpSoft's foreign subsidiaries have factoring arrangements with a local financial institution. This agreement allows CorpSoft to sell up to EURO 15 million of certain accounts receivable from customers with recourse to the local financial institution. In addition, certain foreign affiliates have overdraft facility arrangements with local institutions. At March 31, 2002, borrowings related to these agreements were approximately $22 million and have a weighted average interest rate of approximately 8.3%.

The debt instruments above contain certain covenants with which the Company believes it is in compliance as of March 31, 2002.

Level 3 currently is using the proceeds from the senior securities, Senior Secured Credit Facility and subordinated notes for working capital, capital expenditures and other general corporate purposes in connection with the implementation of its business plan, including acquisitions.

The Company capitalized $43 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three months ended March 31, 2001. No interest expense or amortized debt issuance costs were capitalized for the three months ended March 31, 2002.

11.  Employee Benefit Plans

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

The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award. The Company recognized a total of $64 million and $76 million of non-cash compensation for the three months ended March 31, 2002 and 2001, respectively. Included in discontinued operations is non-cash compensation expense of zero and less than one million for the three months ended March 31, 2002 and 2001, respectively. In addition, the Company capitalized $3 million and $4 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the three months ended March 31, 2002 and 2001, respectively.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2002 and 2001.

                                                                     Three Months Ended March 31,
                                                                2002                              2001

(dollars in millions)                                  Expense        Capitalized        Expense       Capitalized

NQSO .........................................          $  -              $  -           $   2            $   -
Warrants .....................................             1                 -               4                -
OSO ..........................................            45                 1              52                2
C-OSO ........................................            12                 1              15                1
Restricted Stock .............................             -                 -               -                -
Shareworks Match Plan ........................             4                 1               2                1
Shareworks Grant Plan ........................             2                 -               1                -
                                                       -----             -----           -----            -----
                                                          64                 3              76                4
Discontinued Asian Operations ................             -                 -               1                -
                                                       -----             -----           -----            -----
                                                        $ 64              $  3           $  77            $   4
                                                       =====             =====           =====            =====


Non-Qualified Stock Options and Warrants

The Company did not grant any NQSOs or warrants during the three months ended March 31, 2002. As of March 31, 2002, the Company had not reflected $4 million of unamortized compensation expense in its financial statements for NQSOs and warrants previously granted.

Outperform Stock Option Plan

In April 1998, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Company's common stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index (or less than the corresponding loss on the S&P Index), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500 Index. To the extent that Level 3's common stock outperforms the S&P 500 Index, the value of OSOs to a holder may exceed the value of nonqualified stock options.

OSO awards are made quarterly to eligible participants on the date of the grant. Most awards vest in equal quarterly installments over two years and have a four-year life. Awards granted prior to December 2000 typically have a two-year moratorium on exercise from the date of grant. As a result, once a participant is 100% vested in the grant, the two-year moratorium expires. Therefore, awards granted prior to December 2000 have an exercise window of two years. Level 3 granted 3.1 million OSOs to employees in December 2000. Included in the grant were 2.1 million OSOs that vest 25% after six months with the remaining 75% vesting after 18 months. These OSOs and all additional OSOs granted after March 1, 2001 are exercisable immediately upon vesting and have a four-year life.

The fair value under SFAS No. 123 for the approximately 5 million OSOs awarded to participants during the three months ended March 31, 2002 was approximately $27 million. As of March 31, 2002, the Company had not reflected $88 million of unamortized compensation expense in its financial statements for OSOs granted previously.

In July 2000, the Company adopted a convertible outperform stock option ("C-OSO") program, as an extension of the existing OSO plan. The program is a component of the Company's ongoing employee retention efforts and offers the similar features to those of an OSO, but provides an employee with the greater of the value of a single share of the Company's common stock at exercise, or the calculated OSO value of a single OSO at the time of exercise.

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

As of March 31, 2002, the Company had not reflected $50 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000 and 2001.

Shareworks and Restricted Stock

As of March 31, 2002, the Company had not reflected unamortized compensation expense of $18 million for Shareworks and restricted stock granted in prior years in its financial statements.

12.   Industry and Segment Data

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets. The Company's reportable segments include: communications; information services; and coal mining. Other primarily includes California Private Transportation Company, L.P. ("CPTC"), equity investments, and other corporate assets and overhead not attributable to a specific segment.

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

The information presented in the tables following includes information for the three months ended March 31, 2002 and 2001 for all income statement and cash flow information presented, and as of March 31, 2002 and December 31, 2001 for all balance sheet information presented. Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2002 presentation.

                                                               Information     Coal
(dollars in millions)                        Communications      Services      Mining      Other       Total

Three Months ended March 31, 2002
---------------------------------
Revenue:
     North America.....................       $    247         $   55       $   20        $   8     $   330
     Europe............................             31             25           -             -          56
                                                 -----          -----        -----        -----       -----
                                              $    278         $   80       $   20        $   8     $   386
                                              ========         ======       ======        =====     =======
EBITDA:
     North America.....................       $     42         $    6       $    4        $   (1)   $    51
     Europe............................              -              -            -             -          -
                                                 -----          -----        -----         -----      -----
                                              $     42         $    6       $    4        $   (1)   $    51
                                              ========         ======       ======        ======    =======
Capital Expenditures:
     North America.....................        $    42         $    4        $   1        $   1      $    48
     Europe............................              5              -            -            -            5
                                                 -----          -----        -----        -----        -----
                                               $    47         $    4        $   1        $   1      $    53
                                               =======         ======        =====        =====      =======
Depreciation and Amortization:
     North America.....................       $    178         $    4        $   1        $   1      $   184
     Europe............................             26              -            -            -           26
                                                 -----          -----        -----        -----        -----
                                              $    204         $    4        $   1        $   1      $   210
                                              ========         ======        =====        =====      =======
Three Months ended March 31, 2001
---------------------------------
Revenue:
     North America.....................       $    355         $   29        $  25        $   6      $   415
     Europe............................             29              4            -            -           33
                                                 -----          -----        -----        -----        -----
                                              $    384         $   33        $  25        $   6      $   448
                                              ========         ======        =====        =====      =======
EBITDA:
     North America.....................       $    (76)        $    1        $   7        $   3      $   (65)
     Europe............................            (36)             -            -            -          (36)
                                                 -----          -----        -----        -----        -----
                                              $   (112)        $    1        $   7        $   3      $  (101)
                                              ========         ======        =====        =====      =======
Capital Expenditures:
     North America.....................       $    985         $    5        $   2        $   -      $   992
     Europe............................            106              -            -            -          106
                                                 -----          -----        -----        -----        -----
                                              $  1,091         $    5        $   2        $   -      $ 1,098
                                              ========         ======        =====        =====      =======
Depreciation and Amortization:
     North America.....................       $    191         $    3        $   1        $   2      $   197
     Europe............................             39              -            -            -           39
                                                 -----          -----        -----        -----        -----
                                              $    230         $    3        $   1        $   2      $   236
                                              ========         ======        =====        =====      =======
Identifiable Assets
----------------------------------------
March 31, 2002
     North America.....................        $ 6,173          $  325       $  311     $ 1,199     $  8,008
     Europe............................            917             110            -          16        1,043
                                                 -----           -----        -----       -----        -----
                                               $ 7,090          $  435       $  311     $ 1,215     $  9,051
                                               =======          ======       ======     =======     ========
December 31, 2001
     North America.....................        $ 6,256           $  74       $  303     $ 1,566     $  8,199
     Europe............................          1,001               5            -          37        1,043
     Discontinued Asian Operations.....             74               -            -           -           74
                                                 -----           -----        -----       -----        -----
                                               $ 7,331           $  79       $  303     $ 1,603     $  9,316
                                               =======           =====       ======     =======     ========
Long-Lived Assets
----------------------------------------
March 31, 2002
     North America.....................        $ 6,048          $  206       $   16       $  246    $  6,516
     Europe............................            849               3            -            -         852
                                                 -----           -----        -----        -----       -----
                                               $ 6,897          $  209       $   16       $  246    $  7,368
                                               =======          ======       ======       ======    ========
December 31, 2001
     North America.....................        $ 6,068           $  50       $   16       $  228    $  6,362
     Europe............................            919               1            -            -         920
                                                 -----           -----        -----        -----       -----
                                               $ 6,987           $  51       $   16       $  228    $  7,282
                                               =======           =====       ======       ======    ========

Product information for the Company's communications segment follows:

                                                               Reciprocal      Up-Front
(dollars in millions)                         Services        Compensation     Dark Fiber      Total
Communications Revenue

Three Months Ended March 31, 2002
     North America.......................      $   215           $  32        $    -          $  247
     Europe..............................           31               -             -              31
                                                 -----           -----         -----           -----
                                               $   246           $  32        $    -          $  278
                                               =======           =====        =====           ======

Three Months Ended March 31, 2001
     North America.......................      $   163           $  37        $  155          $  355
     Europe..............................           29               -             -              29
                                                 -----           -----         -----           -----
                                               $   192           $  37        $  155          $  384
                                               =======           =====        ======          ======

The majority of North American revenue consists of services and products delivered within the United States. The majority of European revenue consists of services and products delivered within the United Kingdom. Transoceanic revenue is allocated equally between North America and Europe as it represents services provided between these two regions.

The following information provides a reconciliation of EBITDA to loss from continuing operations for the three months ended March 31, 2002 and 2001 (dollars in millions):

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                       -------------------------------
                                                                                               2002           2001

EBITDA  . ...........................................................................        $   51         $ (101)
Depreciation and Amortization Expense................................................          (210)          (236)
Non-Cash Compensation Expense........................................................           (64)           (76)
                                                                                              -----          -----
   Loss from Operations..............................................................          (223)          (413)
Other Expense........................................................................          (116)          (105)
Income Tax Benefit...................................................................           119              -
                                                                                              -----          -----
Loss from Continuing Operations......................................................       $  (220)        $ (518)
                                                                                            =======         ======


13.    Related Party Transactions

Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 2002 and 2001. These projects include the North American intercity network, local loops and gateway sites, and the Company's corporate headquarters in Colorado. Kiewit provided approximately $4 million and $333 million of construction services related to these projects in the first three months of 2002 and 2001, respectively.

Level 3 also receives certain mine management services from Kiewit. The expense for these services was $2 million for each of the three month periods ended March 31, 2002 and 2001, and is recorded in selling, general and administrative expenses.

14.    Other Matters

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

The Company and its subsidiaries are parties to certain other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition, future results of operations, or future cash flows.

On March 9, 2002, legislation was enacted that enabled the Company to carry its taxable net operating losses back five years. As a result, on March 15, 2002, the Company received a Federal income tax refund of approximately $119 million after filing its 2001 Federal income tax return and carrying back the net operating loss for 2001 to 1996. This benefit is reflected in the consolidated condensed statement of operations.

It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2002, Level 3 had outstanding letters of credit of approximately $56 million.


15.    Subsequent Events

On April 2, 2002, Level 3 announced that Eldorado Equity Holdings, Inc., an indirect, wholly owned subsidiary of Level 3 Communications, Inc., had completed the sale of 4,898,000 common shares of Commonwealth Telephone in an underwritten offering. The 4,898,000 shares represent approximately 46 percent of Level 3's economic ownership of Commonwealth Telephone. Eldorado Equity Holdings received net proceeds of approximately $166 million and will recognize a gain on the sale of approximately $102 million in the second quarter of this year. As a result of the transaction, the Company owns approximately 5.8 million shares of Commonwealth Telephone representing approximately 25% of the total shares outstanding.

On April 23, 2002, the Company announced that it had reached a non-binding letter of intent to sell its 65% interest in CPTC. If this transaction is consummated, Level 3 expects to receive approximately $45 million in cash proceeds upon the close of the transaction and the Company's consolidated long-term debt would decrease by approximately $140 million. A sale is subject to execution of definitive documentation and approval by appropriate legislative and regulatory authorities. There can be no assurance that the Company will complete the sale of its interest in CPTC.

On May 2, Level 3 announced that it had signed a definitive agreement to acquire Software Spectrum, Inc., a global provider, marketer and reseller of business software with revenue of approximately $1.3 billion and EBITDA of $24 million for the twelve months ending January 31, 2002. The aggregate purchase price is approximately $122 million, adjusted for options proceeds and Software Spectrum's current cash position.

Under the terms of the agreement, Software Spectrum shareholders will receive $37 per share in cash and will become an indirect wholly owned subsidiary of Level 3 Communications, Inc. The merger is subject to approval by at least two thirds of Software Spectrum shareholders, as well as regulatory approvals and other customary closing conditions. The transaction is expected to close in the third quarter of 2002.

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


Results of Operations 2002 vs. 2001

First Quarter 2002 vs. First Quarter 2001

The operating results of the Company's Asian operations are included in discontinued operations for all periods presented due to their sale to Reach Ltd. in January 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

Revenue for the quarters ended March 31, is summarized as follows (dollars in millions):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               --------------------------
                                                                                    2002         2001

         Communications...................................................          $278         $384
         Information Services.............................................            80           33
         Coal Mining......................................................            20           25
         Other . .........................................................             8            6
                                                                                   -----        -----
                                                                                    $386         $448
                                                                                   =====        =====

Communications revenue of $278 million in 2002 was comprised of $246 million of services revenue which includes private line, wavelengths, colocation, Internet access, managed modem and amortized dark fiber revenue, and $32 million attributable to reciprocal compensation. Communications revenue for 2001 was comprised of $192 million of services revenue, $155 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999 for which sales-type lease accounting was applied, and $37 million of reciprocal compensation. The increase in services revenue from 2001 was primarily due to growth from both existing customers as well as new customer contracts. Due to the current economic conditions of the telecommunications industry, the Company has experienced a significant increase in the number of customers disconnecting or terminating service and believes that as much as 25% and 15% of its recurring revenue base as of December 31, 2001 and March 31, 2002, respectively, consisted of financially weaker customers. Approximately two thirds of the financially weaker customers as of March 31, 2002 are expected to disconnect services during the second quarter of 2002. These terminations, if they occur, will result in slower growth of services revenue for 2002. For some of these customers, Level 3 is able to negotiate and collect termination penalties. Level 3 recognized $39 million of services revenue in the first three months of 2002 for early termination of services. Level 3 recorded in services revenue in 2002, $2 million of revenue for construction management services provided to other communications companies. The decrease in dark fiber revenue reflects the substantial completion of the intercity network in 2001. Dark fiber revenue under sales-type lease accounting is expected to be insignificant in 2002 as the last remaining segments sold prior to June 30, 1999 were delivered to and accepted by customers in the fourth quarter of 2001. The decrease in reciprocal compensation in 2002 is attributable to the Company receiving regulatory approval from several states regarding its agreements with SBC Communications Inc. and BellSouth during the first quarter of 2001. These agreements established a rate structure for transmission and switching services provided by one carrier to complete or carry traffic originating on another carrier's network. It is the Company's policy not to recognize revenue from these agreements until the relevant regulatory authorities approve the agreements. Certain interconnection agreements with carriers expire in the second half of 2002 and in 2003. To the extent that the Company is unable to sign new interconnection agreements, reciprocal compensation revenue may decline significantly over time.

Information services revenue, which is comprised of (i)Structure's applications and outsourcing businesses and CorpSoft, increased from $33 million in the three months ended March 31, 2001 to $80 million for the respective period in 2002. This $47 million increase is primarily attributable to the inclusion of $53 million of revenue attributable to CorpSoft subsequent to the Company's acquisition of CorpSoft on March 13, 2002.

The communications business generated Cash Revenue of $349 million during the three months ended March 31, 2002. The Company defines Cash Revenue as communications revenue plus changes in cash deferred revenue during the respective period. Communications Cash Revenue reflects upfront cash received for dark fiber and other capacity sales that are recognized over the term of the contract under generally accepted accounting principles ("GAAP"). Communications Cash Revenue was $656 for the three months ended March 31, 2001. This decrease is a result of the substantial completion of the intercity network in 2001. Dark fiber revenue for the three months ended March 31, 2002 was less than the three months ended March 31, 2001 as the last remaining segments were delivered to and accepted by customers in the fourth quarter of 2001.



    (dollars in millions)

                                                                                       2002          2001

    Communications Revenue......................................................      $ 278         $ 384
    Change in Deferred Revenue..................................................         21           352
    Change in Deferred Revenue Billed but not Collected.........................         50           (80)
                                                                                      -----         -----
    Communications Cash Revenue                                                       $ 349         $ 656
                                                                                      =====         =====


Coal mining revenue decreased to $20 million in the first quarter of 2002 from $25 million in the same period in 2001. The decrease in revenue is due to lower spot coal sales in 2002.

Other  revenue  for  the  period  was   comparable  to  2001  and  is  primarily
attributable   to   California   Private   Transportation   Company,   L.P,  the
owner-operator of the SR91 tollroad in southern California.

Cost of Revenue for the first quarter 2002 was $146 million, representing a 45% decrease over first quarter 2001 cost of revenue of $266 million. This decrease is a result of the lack of costs associated with pre-June 30, 1999 dark fiber sales and the migration of customer traffic from a leased network to the Company's own operational network. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 58% during the quarter ended March 31, 2001 to 24% during the same period of 2002. The cost of revenue for the information services businesses, as a percentage of its revenue, was 84% for the first quarter of 2002 up from 82% in the same period in 2001. The improved margins of the information services' existing businesses were offset by the lower margins from CorpSoft's business. The cost of revenue for the coal mining business, as a percentage of revenue, was 65% and 64% for the first quarter of 2002 and 2001, respectively.

Depreciation and Amortization expenses for the quarter were $210 million, a 19% decrease from the first quarter 2001 depreciation and amortization expenses of $236 million. This decrease is primarily attributable to the reduced basis of the Company's communications assets resulting from the $3.2 billion impairment charge recorded in the fourth quarter of 2001.

Selling, General and Administrative expenses, excluding non-cash compensation, were $189 million in the three months ended March 31, 2002, a 31% decrease over first quarter 2001, excluding the $10 million restructuring charge recorded in the first quarter of 2001. This decrease reflects the Company's efforts to reduce and tightly control operating expenses. The Company has reduced its global communications workforce by approximately 2,400 employees since the end of first quarter 2001. Reductions in employee related costs, including compensation, facilities costs, recruiting and training, as well as lower travel and bad debt expenses contributed to the decline in selling, general and administrative costs. Included in operating expenses for the three months ended March 31, 2002 and 2001, were $64 million and $76 million, respectively, of non-cash compensation expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The Company expects selling, general and administrative expenses to decline slightly from current levels as additional benefits from the cost savings initiatives are recognized.

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and impairments) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA improved to earnings of $51 million in the first quarter of 2002 from a loss of $101 million for the same period in 2001. This improvement was predominantly due to the higher margins earned by the communications business and reductions in selling, general and administrative expenses.

Adjusted EBITDA, as defined by the Company, is EBITDA as defined above plus the change in cash deferred revenue and excluding the non-cash cost of goods sold associated with certain capacity sales and dark fiber contracts. For the three months ended March 31, 2002, Adjusted EBITDA was $124 million compared to $253 million for the same period in 2001. This decrease can be attributed to the decline in cash communications revenue, partially offset by reduced operating expenses.

      (dollars in millions)

                                                                                         2002         2001

    EBITDA........................................................................       $ 51       $ (101)
    Change in Deferred Revenue....................................................         21          352
    Change in Deferred Revenue Billed but not Collected...........................         50          (80)
    Non-cash Cost of Goods Sold...................................................          2           82
                                                                                         ----         ----
        Adjusted EBITDA                                                                  $124         $253
                                                                                         ====         ====

EBITDA and Adjusted EBITDA are not intended to represent operating cash flow or profitability for the periods indicated and are not defined under GAAP. See Consolidated Condensed Statement of Cash Flows.

Interest Income was $9 million for the first quarter of 2002 compared to $61 million in the same period in 2001. The decrease is primarily attributable to the decline in the average portfolio balance and a reduction in the weighted average interest rate earned on the portfolio. The Company expects interest income to continue to be below 2001 levels due to utilization of funds to repurchase debt, pay operating and interest expenses, and fund capital expenditures, as well as lower interest rates. Pending utilization of the cash and cash equivalents, the Company invests the funds primarily in government and government agency securities. The investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Company's business plan.

Interest Expense, net decreased by $9 million to $129 million during the first quarter of 2002. Interest expense declined as a result of the debt repurchased during the second half of 2001 and the first quarter of 2002, and lower interest rates on the Senior Secured Credit Facility and commercial mortgages during the three months ended March 31, 2002. The declines were partially offset by the interest attributable to the additional borrowings under the Senior Secured Credit Facility in the first quarter of 2001 and a decline in the amount of capitalized interest. The Company substantially completed the construction of its network in 2001, therefore reducing the amount of interest capitalization. Capitalized interest was $43 million in the first quarter of 2001 and zero in the first quarter of 2002.

Other, net includes equity in earnings/losses of unconsolidated subsidiaries, gains and losses on the disposal or writedown of non-operating assets and realized foreign currency gains and losses. For the three months ended March 31, 2002, Other, net is primarily comprised of equity in earnings of Commonwealth Telephone of approximately $4 million. For the corresponding period in 2001, the Company recorded a loss on the other-than temporary change in the value of investments of $28 million and a loss of $15 million related to the write-down of assets held for sale. These losses were partially offset by $14 million of realized gains from the sale of marketable securities denominated in foreign currency.

Income Tax Benefit for the first quarter of 2002 was $119 million compared to zero for the same period in 2001. Federal legislation enacted in 2002 enabled the Company to carryback its 2001 Federal income net operating losses to 1996. In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recorded the benefit in the period in which the legislation was enacted. The Company does not expect to recognize additional benefits in 2002, as it is unable to determine when the tax benefits attributable to the net operating losses will be realizable. The income tax benefit was zero in 2001 as a result of the Company exhausting the taxable income in the carryback period (as previously defined) in 2000.

Financial Condition - March 31, 2002

The Company's working capital decreased from $642 million at December 31, 2001 to $351 million at March 31, 2002 due primarily to the use of available funds and the net liabilities assumed in the acquisitions of CorpSoft and McLeod's wholesale dial-up access business and the payment of selling, general and administrative expenses.

Cash provided by operations decreased from a source of $260 million in the first quarter of 2001 to a use of $65 million in the same period of 2002. Changes in components of working capital, primarily an increase in deferred revenue in 2001 and a decrease in accounts payable in 2002, were responsible for the fluctuation in cash provided by operations.

Investing activities primarily include the acquisitions of CorpSoft for $89 million, net of cash received, the purchase of McLeod's wholesale dial-up business for approximately $50 million and capital expenditures of $53 million. The Company received $200 million of proceeds from the sale of marketable securities, $6 million from the sale of property, plant and equipment and other assets, and reduced its restricted cash and securities balance by $18 million.

Financing activities in 2002 consisted primarily of the repurchase of the Company's long-term debt for $31 million by Level 3 Finance, LLC and a reduction in the iStar mortgage of $51 million. The foreign subsidiaries of CorpSoft borrowed $2 million during the first quarter of 2002.

Liquidity and Capital Resources

The Company provides a broad range of integrated communications services primarily in the United States and Europe as a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services). The Company has created, through a combination of construction, purchase and, to a lesser extent, leasing of facilities and other assets, an advanced, international, end-to-end, facilities-based communications network. The Company has designed its network based on optical and Internet Protocol technologies in order to leverage the efficiencies of these technologies to provide lower cost communications services.

The further development of the communications business will continue to require significant expenditures. These expenditures may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. The Company's capital expenditures in connection with its business plan were approximately $47 million in the first quarter of 2002 and $2.3 billion during 2001. The majority of the spending was for construction of the U.S. and European intercity networks, certain local networks in the U.S. and Europe, and the transoceanic cable network. Through March 31, 2002, the total cost of the Level 3 network by region, including intercity and metropolitan networks, optronic and other transmission equipment, transmission facilities including gateway facilities and the regions allocated portion of undersea cables was $9.2 billion for North America and $1.7 billion for Europe. The Company's capital expenditures are expected to decline significantly from 2001 levels since construction of its North American and European networks are now substantially complete. The substantial majority of the Company's ongoing capital expenditures are expected to be success-based, or tied to incremental revenue. The Company estimates that its base capital expenditures, excluding success-based capital expenditures, will total approximately $100-$150 million in 2002.

The cash and cash equivalents already on hand and the undrawn commitments of approximately $650 million under the expanded Senior Secured Credit Facility (see below), provided Level 3 with approximately $1.8 billion of available funds at March 31, 2002. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business plan through free cash flow breakeven, and at least through the next twelve months.

The Company currently estimates that the implementation of the business plan from its inception through free cash flow breakeven will require approximately $13 billion to $14 billion on a cumulative basis. The Company also currently estimates that its operations will reach free cash flow breakeven without a requirement for additional financing. The timing of free cash flow breakeven will be a function of revenue and cash revenue growth as well as the Company's management of network, selling, general and administrative, and capital expenditures. The Company's successful debt and equity offerings have given the Company the ability to implement the business plan. However, if additional opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan, in January 2001 the Company filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. This shelf filing, in combination with the remaining availability under a previously existing universal shelf registration statement, will allow Level 3 to offer an aggregate of up to $3.2 billion of additional securities to fund its business plan.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses or investments to fund portions of the business plan. On April 2, 2002, the Company completed the sale of approximately 4.9 million shares of Commonwealth Telephone for approximately $166 million. The Company also announced that it had reached a non-binding letter of intent to sell its interest in CPTC. In addition, the Company has announced that it will seek to sell or sublease excess real estate.

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

In July 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. During the first three months of 2002 and during 2001, various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes traded at discounts to their respective face or accreted amounts. As of March 31, 2002, the Company had exchanged, in private transactions, approximately $300 million of its convertible subordinated notes for shares of its common stock valued at approximately $104 million.

In October 2001, the Company announced that its first tier, wholly owned subsidiary, Level 3 Finance, LLC had completed a "Modified Dutch Auction" tender offer for a portion of the Company's senior notes and convertible subordinate notes. Level 3 Finance repurchased debt with a face value of approximately $1.7 billion, plus accrued interest, if applicable, for a total purchase price of approximately $731 million. The net gain on the extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was approximately $967 million and was recorded as an extraordinary item in the consolidated statement of operations. Through March 31, 2002, Level 3 had retired an additional $89 million face amount of debt securities using approximately $31 million of cash.

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

The Company has a $1.775 billion Senior Secured Credit Facility. As of March 31, 2002, $1.125 billion of the $1.775 billion Senior Secured Credit Facility was drawn. The balance represents the approximately $650 million revolving credit facility.

The Senior Secured Credit Facility has customary covenants, or requirements, that the Company and certain of its subsidiaries must meet to remain in compliance with the contract, including a financial covenant that measures minimum revenues (Minimum Telecom Revenue). The subsidiaries of the Company that must comply with the terms and conditions of the credit facility are referred to as Restricted Subsidiaries.

The Minimum Telecom Revenue covenant generally requires that the Company meet or exceed specified levels of cash revenue from communications and information services businesses generated by the Restricted Subsidiaries. The Minimum Telecom Revenue covenant is calculated quarterly on a trailing four-quarter basis and must exceed $1.5 billion for the first quarter of 2002, $1.65 billion for the second quarter of 2002, increasing to $2.3 billion in the fourth quarter of 2002, $3.375 billion in the fourth quarter of 2003, and $4.75 billion in the fourth quarter of 2004. The Restricted Subsidiaries currently include those subsidiaries engaged in the Company's communications businesses, CorpSoft and its subsidiaries and (i)Structure and certain of its subsidiaries engaged in the Company's information services businesses.

Those subsidiaries of the Company that are not subject to the limitations of the Credit Agreement are referred to as Unrestricted Subsidiaries. The Unrestricted Subsidiaries include Level 3's coal mining and toll road properties and its holdings in RCN and Commonwealth Telephone.

If the Company does not remain in compliance with this financial covenant, as well as certain other covenants, it could be in default of the terms of the Senior Secured Credit Facility. Under this scenario, the lenders could take actions to require repayment, and the $650 million in undrawn capacity currently available to the Company would not be available. The Company believes it is in full compliance with all covenants as of March 31, 2002.

On January 29, 2002, the Company stated that it believed it was in compliance with all of the terms, conditions, and covenants under the Senior Secured Credit Facility and expected to remain in compliance through the end of the first quarter 2002 based on its publicly disclosed financial projections. However, the Company stated that if sales, disconnects and cancellations were to continue at the levels experienced during the second half of 2001, the Company may violate the Minimum Telecom Revenue covenant as early as the end of the second quarter 2002. The Company also stated that to the extent the Company's operational performance improves or it completes acquisitions that generate sufficient incremental revenue, a potential violation of the covenant could be delayed beyond the second quarter of 2002 or eliminated entirely.

On March 13, 2002, Level 3 completed the acquisition of CorpSoft, Inc., a Norwood, Massachusetts based marketer, distributor and reseller of business software, which conducts its business under the name Corporate Software. Corporate Software had 2001 revenues of approximately $1.1 billion. Level 3 expects the acquisition will enable its information services business to leverage CorpSoft's customer base, worldwide presence and relationships to expand its portfolio of services. In addition, Level 3 expects to utilize its network infrastructure to facilitate the deployment of software to CorpSoft's customers. CorpSoft's revenues, subsequent to the acquisition date, will be included in revenues as measured by the Minimum Telecom Revenue covenant.

As a result of the CorpSoft transaction, the Company believes it will remain in compliance with the terms and conditions of the Senior Secured Credit Facility until the second half of 2003. The Company's expectation assumes that it takes no other actions, its sales remain at levels experienced during the second half of 2001, and disconnects and cancellations continue to decrease during the second half of 2002 in accordance with the Company's customer credit analysis.

Given other actions the Company may take, and based on its longer term expectations for improvements in its rate of sales, disconnects and cancellations, new product and service introductions and the potential for additional acquisitions (including the pending acquisition of Software Spectrum described below) the Company believes it will continue to remain in compliance with the terms and conditions of the Senior Secured Credit Facility over the term of that agreement.

Current economic conditions of the telecommunications and information services industry, combined with Level 3's strong financial position, have created potential opportunities for Level 3 to acquire companies at attractive prices. Level 3 continues to evaluate these opportunities and could make acquisitions in addition to the Software Spectrum acquisition described below, in 2002.

On May 2, Level 3 announced that it had signed a definitive agreement to acquire Software Spectrum, Inc., a global provider, marketer and reseller of business software with revenue of approximately $1.3 billion and EBITDA of $24 million for the twelve months ending January 31, 2002. The aggregate purchase price is approximately $122 million, adjusted for option proceeds and Software Spectrum's current cash position.

Under the terms of the agreement, Software Spectrum shareholders will receive $37 per share in cash and will become an indirect wholly owned subsidiary of Level 3 Communications, Inc. The merger is subject to approval by at least two thirds of Software Spectrum shareholders, as well as regulatory approvals and other customary closing conditions. The transaction is expected to close in the third quarter of 2002. If the acquisition is completed, the revenues of Software Spectrum, subsequent to the acquisition date, will be included in the Minimum Telecom Revenue covenant subsequent to the acquisition date and are expected to result in the Company being in compliance with the terms and conditions of the Senior Secured Credit Facility until at least sometime in 2004 assuming the Company takes no other actions.

Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. As of March 31, 2002, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $180 million under the commercial mortgages. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages. The weighted average interest rate based on outstanding amounts under these variable rate instruments of $1.3 billion at March 31, 2002, was approximately 5.4%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 6.4%), would increase annual interest expense of the Company by approximately $13 million. At March 31, 2002, the Company had $4.68 billion of fixed rate debt bearing a weighted average interest rate of 9.13%. A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements which require the Company to repurchase the debt at specified premiums. The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash. The Company continues to evaluate other alternatives to limit interest rate risk.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. On April 2, 2002, the Company sold approximately 46% of its holdings in Commonwealth Telephone for approximately $166 million. Excluding the shares sold on April 2, the market value of the investments was approximately $260 million at March 31, 2002, which is significantly higher than their carrying value of $68 million. Level 3 has also stated that it may dispose of all or part of the remaining investments in the next 12-18 months. The value received for the remaining investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $52 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company's business plan includes developing and operating a telecommunications network in Europe. As of March 31, 2002, the Company had invested significant amounts of capital in that region and will continue to expand its presence in Europe in 2002. The Company issued EURO 800 million (EURO 425 million outstanding at March 31, 2002) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries. Due to the historically low exchange rates involving the U.S. Dollar and the Euro, during the fourth quarter of 2000, Level 3 elected to set aside the remaining Euros received from the debt offerings. During the third quarter of 2001, Level 3 elected to start funding its current European investing and operating activities with the Euros that had previously been set aside. As of March 31, 2002 the Company held Euro denominated cash and cash equivalents of approximately $22 million. Other than the issuance of the Euro denominated debt and the holding of the Euros, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

The change in interest rates and equity security prices is based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates, equity prices and foreign currency rates.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 5.    Other Information

Level 3's independent accountants are Arthur Andersen LLP. In light of the recent highly publicized events involving Arthur Andersen, the Level 3 Board of Directors and Audit Committee are continuing to monitor the status of Arthur Andersen, and will take whatever action is necessary to insure the continuity of the Company's auditing function, including the appointment of a different independent auditing firm if such a change is determined to be in Level 3's best interest.



Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits filed as part of this report are listed below.

     None.


(b) On January 29, 2002, the Company filed a Current Report on Form 8-K summarizing fourth quarter and year end 2001 financial results.

     On February 1, 2002, the Company filed a Current Report on Form 8-K summarizing disclosures provided by James Q. Crowe, CEO of Level 3, concerning the continued compliance with certain covenants of the Senior Secured Credit Facility.

     On February 13, 2002, the Company filed a Current Report on Form 8-K summarizing statements issued by James Q. Crowe, CEO of Level 3, regarding Level 3's accounting for indefeasible right of use agreements and involvement in noncash transactions.

     On February 25, 2002, the Company filed a Current Report on Form 8-K related to the execution of a definitive agreement to acquire CorpSoft, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             LEVEL 3 COMMUNICATIONS, INC.


Dated: May 15, 2002                          \s\ Eric J. Mortensen
                                             Eric J. Mortensen
                                             Vice President, Controller
                                             and Principal Accounting Officer