Form 10-Q
period 2002-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2002-08-14
CIK 794323

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      (Mark One)

          [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each class of the issuer's common stock, as of August 1, 2002:

                Common Stock               406,425,348 shares

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                            Page


                         Part I - Financial Information

Item 1.  Unaudited Financial Statements:

         Consolidated Condensed Statements of Operations                       2
         Consolidated Condensed Balance Sheets                                 3
         Consolidated Statements of Cash Flows                                 5
         Consolidated Statement of Changes in Stockholders' Deficit            7
         Consolidated Statements of Comprehensive Loss                         8
         Notes to Consolidated Condensed Financial Statements                  9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          34

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     45

Signatures                                                                    46

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                -----------------------------------------------------
(dollars in millions, except per share data)                           2002       2001          2002        2001
                                                                       ----       ----          ----        ----

Revenue.........................................................      $ 750      $ 387        $1,136       $ 835
Costs and Expenses:
   Cost of revenue..............................................        484        208           630         474
   Depreciation and amortization................................        190        322           400         558
   Selling, general and administrative..........................        240        328           493         677
   Restructuring and impairment charges.........................         47        101            47         111
                                                                       ----       ----          ----        ----
Total Costs and Expenses........................................        961        959         1,570       1,820
                                                                       ----       ----          ----        ----

Loss from Operations............................................       (211)      (572)         (434)       (985)

Other Income (Expense):
   Interest income..............................................          6         47            15         108
   Interest expense, net........................................       (131)      (174)         (260)       (312)
   Other, net...................................................        104         (7)          108         (35)
                                                                       ----       ----          ----        ----
Total Other Expense.............................................        (21)      (134)         (137)       (239)
                                                                       ----       ----          ----        ----

Loss from Continuing Operations Before Income Taxes.............       (232)      (706)         (571)     (1,224)

Income Tax Benefit..............................................         -          -            119          -
                                                                       ----       ----          ----        ----
Net Loss from Continuing Operations.............................       (232)      (706)         (452)     (1,224)

Loss from Discontinued Operations, net..........................         -         (25)           -          (42)

Extraordinary Gain on Debt Extinguishments, net.................         76         -            206          -
                                                                       ----       ----          ----        ----

Net Loss ......................................................      $ (156)    $ (731)       $ (246)   $ (1,266)
                                                                     ======     ======        ======    ========

Earnings (Loss) Per Share of Level 3 Common Stock
   (Basic and Diluted):
     Continuing operations......................................    $ (0.58)   $ (1.92)      $ (1.14)    $ (3.33)
     Discontinued operations, net...............................         -       (0.07)           -        (0.11)
     Extraordinary gain on debt extinguishments, net............       0.19         -           0.52          -
                                                                       ----       ----          ----        ----
     Net loss...................................................    $ (0.39)   $ (1.99)      $ (0.62)    $ (3.44)
                                                                    =======    =======       =======     =======

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                             June 30,       December 31,
(dollars in millions, except per share data)                                                   2002             2001
                                                                                               ----             ----
Assets
Current Assets:
   Cash and cash equivalents........................................................         $1,051          $1,297
   Marketable securities............................................................             -              206
   Restricted securities............................................................            146             155
   Accounts receivable, less allowances of $50 and $46, respectively................            696             239
   Current assets of discontinued Asian operations..................................             -               74
   Other............................................................................            190              63
                                                                                               ----            ----
Total Current Assets................................................................          2,083           2,034

Property, Plant and Equipment, net..................................................          6,592           6,890

Goodwill and Intangibles, net.......................................................            377              28

Other Assets, net...................................................................            292             364
                                                                                               ----            ----
                                                                                             $9,344          $9,316
                                                                                             ======          ======

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                            June 30,        December 31,
(dollars in millions, except per share data)                                                   2002             2001
                                                                                               ----             ----

Liabilities and Stockholders' Deficit
Current Liabilities:
   Accounts payable...............................................................            $ 975           $ 714
   Current portion of long-term debt..............................................               10               7
   Accrued payroll and employee benefits..........................................              152             162
   Accrued interest...............................................................               83              86
   Deferred revenue...............................................................              240             124
   Current liabilities of discontinued Asian operations...........................               -               74
   Other..........................................................................              231             225
                                                                                               ----            ----
Total Current Liabilities.........................................................            1,691           1,392

Long-Term Debt, less current portion..............................................            5,939           6,209

Deferred Revenue..................................................................            1,349           1,335

Accrued Reclamation Costs.........................................................               91              92

Other Liabilities.................................................................              352             353

Commitments and Contingencies

Stockholders' Deficit:
   Preferred stock, $.01 par value, authorized 10,000,000 shares: no
     shares outstanding...........................................................               -                -
   Common stock:
     Common stock, $.01 par value, authorized 1,500,000,000 shares:
       405,716,371 outstanding in 2002 and 384,703,922
       outstanding in 2001........................................................                4                4
     Class R, $.01 par value, authorized 8,500,000 shares: no
       shares outstanding.........................................................               -                -
   Additional paid-in capital.....................................................            5,808            5,602
   Accumulated other comprehensive loss...........................................             (117)            (144)
   Accumulated deficit............................................................           (5,773)          (5,527)
                                                                                             ------           ------
Total Stockholders' Deficit.......................................................              (78)             (65)
                                                                                             ------           ------
                                                                                             $9,344           $9,316
                                                                                             ======           ======

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                Six Months Ended

                                                                                                      June 30,
                                                                                             -------------------------
(dollars in millions)                                                                               2002        2001
                                                                                                    ----        ----

Cash Flows from Operating Activities:
   Net Loss..................................................................................     $ (246)   $ (1,266)
   Loss from discontinued operations.........................................................         -           42
   Extraordinary gain on debt extinguishment, net............................................       (206)         -
                                                                                                  ------      ------
   Loss from continuing operations...........................................................       (452)     (1,224)
   Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
      Equity earnings                                                                                 (7)         (2)
      Depreciation and amortization..........................................................        400         558
      Dark fiber and submarine cable non-cash cost of revenue................................          3         131
      Loss on impairments....................................................................         44         124
      Gain on sale of assets.................................................................       (100)        (13)
      Non-cash compensation expense attributable to stock awards.............................        117         159
      Deferred revenue                                                                               120         516
      Accrued interest on marketable securities..............................................          5          11
      Deposits...............................................................................         -           50
      Federal income tax refunds.............................................................         -           43
      Interest expense on discount notes.....................................................         55          58
      Accrued interest on long-term debt.....................................................         (3)          1
      Changes in working capital items, net of amounts acquired:
         Receivables.........................................................................       (159)        109
         Other assets........................................................................       (117)          5
         Payables............................................................................        (51)       (170)
         Other liabilities...................................................................        (76)         52
      Other..................................................................................         (1)         20
                                                                                                   ------      -----
Net Cash (Used in) Provided by Operating Activities..........................................       (222)        428

Cash Flows from Investing Activities:
   Proceeds from sales and maturities of marketable securities...............................        200       2,120
   Purchases of marketable securities........................................................         -       (1,112)
   Decrease in restricted cash and securities, net...........................................          9          83
   Capital expenditures......................................................................       (142)     (1,860)
   Release of capital accruals...............................................................        114          -
   Purchases of assets held-for-sale.........................................................         -          (90)
   Investments, net..........................................................................        (16)         -
   McLeod business acquisition...............................................................        (50)         -
   CorpSoft acquisition, net of cash acquired of $34.........................................        (94)         -
   Software Spectrum acquisition, net of cash acquired of $40................................        (93)         -
   Proceeds from sale of Commonwealth Telephone shares.......................................        166          -
   Proceeds from sale of property, plant and equipment, and other assets.....................         12         17
                                                                                                   -----      -----
Net Cash Provided by (Used in) Investing Activities..........................................     $  106     $ (842)

                                   (continued)
     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                   (continued)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                             -------------------------
(dollars in millions)                                                                               2002        2001
                                                                                                    ----        ----

Cash Flows from Financing Activities:
   Long-term debt borrowings, net of issuance costs..........................................      $   2       $ 636
   Purchases of and payments on long-term debt, including current portion....................        (91)         (3)
   Stock options exercised...................................................................         -            2
                                                                                                    -----       -----
Net Cash (Used in) Provided by Financing Activities..........................................        (89)        635

Net Cash Used in Discontinued Operations.....................................................        (48)        (45)

Effect of Exchange Rates on Cash and Cash Equivalents........................................          7         (36)
                                                                                                    -----       -----

Net Change in Cash and Cash Equivalents......................................................       (246)        140

Cash and Cash Equivalents at Beginning of Period.............................................      1,297       1,255
                                                                                                   -----       -----

Cash and Cash Equivalents at End of Period...................................................     $1,051      $1,395
                                                                                                  ======      ======


Supplemental Disclosure of Cash Flow Information:
     Income tax refund received..............................................................      $ 119       $  43
     Interest paid...........................................................................        195         296

Noncash Investing and Financing Activities:
   Common stock issued in exchange for long term debt........................................      $  71       $  -

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Deficit
                     For the six months ended June 30, 2002
                                   (unaudited)


                                                                   Accumulated
                                                     Additional       Other
                                           Common      Paid-in    Comprehensive     Accumulated
(dollars in millions)                       Stock     Capital          Loss           Deficit        Total

Balances at December 31, 2001...........      $  4     $ 5,602        $  (144)      $ (5,527)      $   (65)

Common Stock:
   Issued to extinguish long-term                -          71             -             -              71
      Debt..............................
   Stock plan and warrant grants........         -         135             -             -             135

Net Loss................................         -          -              -            (246)         (246)

Other Comprehensive Income..............         -          -              27            -              27
                                              -----      -----          -----          -----          -----

Balances at June 30, 2002...............      $  4     $ 5,808        $  (117)      $ (5,773)      $   (78)
                                              ====     =======        =======       ========       =======


     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                                   (unaudited)


                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                              -------------------------------------------------------
(dollars in millions)                                                2002         2001          2002          2001
                                                                     ----         ----          ----          ----

Net Loss......................................................     $ (156)      $ (731)       $ (246)      $(1,266)

Other Comprehensive Income (Loss) Before Tax:
   Foreign currency translation gains (losses)................         47          (32)           25           (87)
   Unrealized holding gains (losses) arising during
     period...................................................         -            (1)           (2)            2
   Reclassification adjustment for gains (losses)
     included in net loss.....................................         (1)           3             4            18
                                                                     ----         ----          ----          ----

Other Comprehensive Income (Loss) Before Tax..................         46          (30)            27          (67)

Income Tax Benefit Related to Items of Other
   Comprehensive Income (Loss)................................         -            -              -           -
                                                                     ----         ----          ----          ----

Other Comprehensive Income (Loss) Net of Taxes................         46          (30)            27          (67)
                                                                     ----         ----          ----          ----

Comprehensive Loss............................................     $ (110)      $ (761)        $ (219)     $(1,333)
                                                                   ======       ======         ======      =======


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

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

The Company's communications business provides a broad range of integrated communications services primarily in the United States and Europe as a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services.) The Company has created, through a combination of construction, purchase and leasing of facilities and other assets, an advanced international, end-to-end, facilities-based communications network. The Company has built and continues to upgrade the network based on optical and Internet Protocol technologies in order to leverage the efficiencies of these technologies to provide lower cost communications services.

Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem, voice and dark fiber revenue from contracts entered into after June 30, 1999, is recognized monthly as the services are provided. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement. Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements ("IRUs") that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, are recognized at the time of delivery and acceptance of the fiber by the customer.

It is the Company's policy to recognize termination revenue when certain conditions have been met. These conditions include: 1) the customer has accepted all or partial delivery of the asset or service; 2) Level 3 has received consideration for the service provided; and 3) Level 3 is not legally obligated to provide additional product or services to the customer or their successor. Termination revenue is typically recognized in situations where a customer and Level 3 mutually agree to terminate service or the customer and/or its assets fail to emerge from bankruptcy, thus Level 3 is not obligated to provide additional service to the customer or its successor. If the conditions described above are met, the

Company  will  recognize   termination  revenue  equal  to  the  fair  value  of
consideration received, less any amounts previously recognized. Termination revenue is reported in the same manner as the original product or service provided.

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

For the six months ended June 30, 2002, Level 3 did not recognize revenue attributable to non-monetary exchange transactions entered into in 2002 whereby it sold IRUs, other capacity, or other services to a company from which Level 3 received communications assets or services. During the three and six months ended June 30, 2002, $2 million and $4 million, respectively, of amortized revenue was recognized related to contracts performed in 2001.

The Company is obligated under dark fiber IRUs and other capacity agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party circuit costs directly attributable to the network, as well as costs of assets sold pursuant to sales-type leases. The cost of revenue associated with sales-type leases of dark fiber agreements entered into prior to June 30, 1999, was determined based on an allocation of the total estimated costs of the network to the dark fiber provided to the customers. The allocation takes into account the service capacity of the specific dark fiber provided to customers relative to the total expected capacity of the network. Changes to total estimated costs and network capacity are included prospectively in the allocation in the period in which they become known. Cost of revenue associated with the sale of transoceanic capacity that meet the accounting requirements as sales-type leases, is also determined based on taking into account service capacity and costs incurred by Level 3 and its contractors to construct such assets.

Accounting practice and guidance with respect to the treatment of submarine dark fiber sales and terrestrial IRU agreements continue to evolve. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these transactions in the future.

The Company's information services business is comprised of two operating units:
(i)Structure, a provider of computer outsourcing and systems integration services, and CorpSoft, Inc. ("CorpSoft") and Software Spectrum, Inc. ("Software Spectrum"), distributors, marketers and resellers of business software.
(i)Structure provides outsourcing services, typically through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts, (i)Structure recognizes revenue in the month the service is provided. The systems integration business helps customers define, develop and implement cost-effective information systems. Revenue from these services is recognized on a time and materials basis or percentage of completion basis depending on the extent of the services provided. Cost of revenue includes costs of consultants' salaries and other direct costs for
(i)Structure's businesses.

CorpSoft and Software Spectrum are resellers of business software. Accounting literature provides guidance to enable companies to determine whether revenues from the reselling of goods and services should be recorded on a "gross" or "net" basis. The Company believes that the facts and circumstances, particularly those involving pricing and credit risk indicate that the majority of CorpSoft and Software Spectrum's sales should be recorded on a "gross" basis. The latitude and ability of these companies to establish the selling price to the customer is a clear indication of "gross" revenue reporting. The assumption of credit risk is another important factor in determining "gross" versus "net" reporting. CorpSoft and Software Spectrum have the responsibility to pay suppliers for all products ordered, regardless of when, or if, they collect from their customers. Those companies are also solely responsible for determining the creditworthiness of its customers.

CorpSoft and Software Spectrum recognize revenue from software sales at the time of product shipment, or in accordance with terms of licensing contracts, when the price to the customer is fixed, and collectibility is reasonably assured. Revenue from maintenance contracts is recognized when invoiced, the license period has commenced, when the price to the customer is fixed, and collectibility is reasonably assured, as CorpSoft and Software Spectrum have no material costs or future obligations associated with future performance under these maintenance contracts. Consulting service revenue is recognized on a time and materials basis or percentage of completion basis. Advance billings are recorded as deferred revenue until services are provided. Cost of revenues includes direct costs of the licensing activity, costs to purchase and distribute software and direct costs to provide consulting services. The costs directly attributable to advance billings are deferred and included in Other Current Assets on the Consolidated Condensed Balance Sheet. Rebate income received from software publishers is recognized in the period in which the rebate is earned and reflected as a reduction of cost of revenue.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Prior to the issuance of SFAS No. 141, companies accounted for mergers and acquisitions using one of two methods; pooling of interests or the purchase accounting method.
Level 3 has accounted for acquisitions using the purchase method and the adoption of SFAS No. 141 has not had a material effect on the Company's results of operations or financial position.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning January 1, 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Goodwill attributable to equity method investments is no longer amortized but is still subject to impairment analysis using existing guidance for equity method investments. For the goodwill and intangible assets in place as of December 31, 2001, the adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or its financial position. The Company believes the impact of SFAS No. 142 will not have a material effect on accounting for future acquisitions. (See Notes 2 and 8)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 is effective for fiscal years beginning and certain transactions entered into after May 15, 2002. SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Previously, SFAS No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations. APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 shall be reclassified. The Company believes that due to the recurring nature of its debt repurchases and exchanges, the adoption of SFAS No. 145 in 2003 will result in the reclassification of the related extraordinary gains and losses in the statement of operations to other non-operating income.

SFAS No. 145 also addresses other issues including amending certain provisions of SFAS No. 13, "Accounting for Leases" ("SFAS No. 13"). SFAS No. 145 requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under sales-leaseback provisions. This amendment and the other issues addressed in SFAS No. 145 are not expected to have a material effect on the financial position or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities (excluding an entity newly acquired in a business combination), often referred to as "restructuring costs", and nullifies prior accounting guidance with respect to such costs. This Statement will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Under previous guidance, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Instead, exit and disposal costs will be recorded when they are incurred and can be measured at fair value, and related liabilities will be subsequently adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 shall be effective for exit or disposal activities initiated after December 31, 2002, with no retroactive restatement allowed. Early application is permitted. Level 3's management continues to review its other businesses to determine how those businesses will assist with the Company's focus on delivery of communications and information services and reaching free cash flow breakeven. If the Company elects to exit these businesses, the costs required to exit or dispose of these businesses will not be recorded until they are actually incurred. Level 3 is unable to determine at this time whether these costs will be incurred or whether they will be material to its results of operations or financial position.

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

In 2001, the Company agreed to sell its Asian telecommunications business to Reach Ltd ("Reach"). Therefore, the assets, liabilities, results of operations and cash flows for this business have been classified as discontinued operations in the consolidated condensed financial statements (See Note 3).

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.


2.  Acquisitions

On January 24, 2002, Level 3 completed the acquisition of the wholesale dial-up access business of McLeodUSA Incorporated for approximately $50 million in cash consideration and the assumption of certain operating liabilities related to that business. The acquisition includes customer contracts, approximately 350 POPs (Points of Presence) and related facilities across the U.S., equipment, underlying circuits and certain employees. The acquisition enables Level 3 to provide managed modem services in all 50 states with a coverage area that includes approximately 80 percent of the United States population, up from 37 states, and approximately 57 percent of the United States population. The preliminary allocation of the purchase price resulted in the cash consideration plus assumed liabilities exceeding the fair value of the identifiable tangible and intangible assets acquired by approximately $33 million, which is recorded as goodwill. In accordance with SFAS No. 142, the goodwill will be assessed annually for impairment and will not be amortized. The results of operations attributable to the McLeod assets and liabilities are included in the condensed statement of operations from the date of acquisition.

On March 13, 2002, the Company acquired privately held CorpSoft, Inc., a major distributor, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction is valued at approximately $94 million, adjusted for CorpSoft's $34 million cash position on the acquisition date. The $128 million cash purchase price, including transaction costs, exceeded the fair value of the net assets by approximately $153 million based on management's preliminary estimate of the value of the assets and liabilities acquired.

On June 18, 2002 the Company completed the acquisition of Software Spectrum, Inc., a global provider, marketer and reseller of business software. Software Spectrum shareholders received $37 in cash from Level 3 for each share of Software Spectrum common stock. The total cash consideration, including outstanding options and expected transaction costs, was approximately $135 million. The transaction is valued at approximately $95 million, adjusted for Software Spectrum's $40 million cash position on the acquisition date. The $135 million purchase price exceeded the fair value of the net assets by approximately $121 million based on management's preliminary estimate of the value of the assets and liabilities acquired. The Company is in the process of having a third party perform a formal valuation of the assets and liabilities acquired in the CorpSoft and Software Spectrum transactions and expects that the valuation will be completed during the third quarter of 2002.

The results of CorpSoft and Software Spectrum's operations are included in the condensed statement of operations from the dates of acquisition. On a proforma basis, CorpSoft and Software Spectrum would have had combined annual revenues of approximately $2.4 billion for the most recent fiscal year. Level 3 expects these acquisitions will enable its information services business to leverage CorpSoft and Software Spectrum's customer base, worldwide presence and relationships to expand its portfolio of services. The Company believes that communications price performance will improve more rapidly than computing and data storage price performance. As a result, companies will, over time seek to gain information technology operating efficiency by acquiring software functionality and data storage capability as commercial services purchased and then delivered over broadband networks such as the Level 3 network. In addition, Level 3 expects to utilize its network infrastructure to facilitate the deployment of software to CorpSoft and Software Spectrum's customers.

The following is pro forma financial information of the Company assuming the acquisitions of McLeod, CorpSoft and Software Spectrum had occurred at the beginning of each period presented:

                                                                                    Pro Forma
                                                               -----------------------------------------------------
                                                                       Six Months Ended                 Year Ended
(dollars in millions, except per share data)                        June 30,         June 30,            December 31,
                                                                      2002            2001                  2001
                                                                      ----            ----                  ----

Revenue .......................................................     $1,759          $1,458               $4,015
Loss from Continuing Operations................................       (455)         (1,262)              (5,573)
Net Loss.......................................................       (249)         (1,304)              (5,103)
Net Loss per Share.............................................      (0.63)          (3.54)              (13.65)

The following are the assets and liabilities acquired in the McLeod, CorpSoft and Software Spectrum transactions as of their respective acquisition dates:

                                                                                                            Software
 (dollars in millions)                                                             McLeod      CorpSoft     Spectrum

Assets:
   Cash and cash equivalents.................................................      $   -           $ 34        $ 40
   Accounts receivable.......................................................          -            151         130
   Other current assets......................................................          -             18           3
   Property, plant and equipment, net........................................          19             6          13
   Identifiable intangibles..................................................          49            -           -
   Goodwill..................................................................          33           153         121
   Other assets..............................................................          -              6           1
                                                                                     ----          ----        ----
Total Assets ................................................................         101           368         308

Liabilities:
   Accounts payable.........................................................           -            201         138
   Other current liabilities................................................           43             6          35
   Current portion of long-term debt........................................            8            19          -
   Other liabilities........................................................           -             14          -
                                                                                     ----          ----        ----
Total Liabilities...........................................................           51           240         173
                                                                                     ----          ----        ----
Purchase Price..............................................................         $ 50         $ 128       $ 135
                                                                                     ====         =====       =====

3.  Discontinued Asian Operations

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

The transaction closed on January 18, 2002. As of December 31, 2001, the net carrying value of Level 3's Asian assets was approximately $465 million. In accordance with SFAS No. 144, in the fourth quarter of 2001, Level 3 recorded an impairment loss on these assets held for sale within discontinued operations, equal to the difference between the carrying value of the assets and their fair value. Based upon the terms of the agreement, the Company also accrued approximately $51 million in certain capital obligations it retained for the two submarine systems to be sold to Reach, and estimated transaction costs. As of June 30, 2002, approximately $3 million of the total accrual had not yet been paid.

The 2002 operating results through the transaction date were not significant. The following is the summarized results of operations for the three and six months ended June 30, 2001 for the discontinued Asian operations:

                                                                      Three Months Ended        Six Months Ended
(dollars in millions)                                                    June 30, 2001           June 30, 2001

Revenue............................................................           $  2                      $  3
Costs and Expenses:
   Cost of revenue.................................................             (3)                       (5)
   Depreciation and amortization...................................             (7)                      (10)
   Selling, general and administrative.............................            (17)                      (30)
                                                                              ----                      ----
     Total costs and expenses......................................            (27)                      (45)
                                                                              ----                      ----

Loss from Discontinued Operations..................................          $ (25)                    $ (42)
                                                                             =====                     =====


SFAS No. 144 requires that long-lived assets that have met relevant criteria should be classified as "held for sale" and shall be identified separately in the asset and liability sections of the balance sheet. The assets and liabilities of the Asian operations met these criteria as of December 31, 2001 and are classified as current due to their sale to Reach in January of 2002.

The following is summarized financial information for the discontinued Asian operations as of December 31, 2001 (dollars in millions):

Financial Position

Current Assets:
   Cash and cash equivalents............................................................................      $ 34
   Restricted securities................................................................................        17
   Receivables..........................................................................................        21
   Other................................................................................................         2
                                                                                                              ----
Total Current Assets....................................................................................      $ 74
                                                                                                              ====
Current Liabilities:
   Accounts payable.....................................................................................      $ 58
   Current portion of long-term debt....................................................................         8
   Deferred revenue.....................................................................................         6
   Other................................................................................................         2
                                                                                                              ----
Total Current Liabilities...............................................................................        74
                                                                                                              ----

Net Assets .............................................................................................      $  -
                                                                                                              ====

4.  Restructuring and Impairment Charges

In 2001, the Company announced that due to the duration and severity of the slowdown in the economy and the telecommunications industry, it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy recovers. As a result of these actions, the Company reduced its global work force, primarily in the communications business in the United States and Europe by approximately 2,700 employees. Restructuring charges of approximately $10 million, $40 million and $58 million were recorded in the first, second and fourth quarters of 2001, respectively, of which $66 million related to staff reduction and related costs and $42 million to real estate lease termination costs. In total, the Company has paid $66 million in severance and related fringe benefit costs and $16 million in lease termination costs as of June 30, 2002 for these actions. In 2002, the Company was able to successfully terminate a European lease for approximately $4 million less than had originally been estimated and included the benefit in Restructuring and Impairment Charges in the consolidated condensed statement of operations. Lease termination obligations of $22 million are expected to be substantially paid by December 31, 2002.

In the second quarter of 2002, Level 3 recorded a restructuring charge of $3 million and a non-cash impairment charge of $44 million. The $3 million restructuring charge was attributable to the costs associated with an additional workforce reduction of approximately 200 employees in the communications business in North America and Europe. As of June 30, 2002, Level 3 still had $3 million of obligations remaining with respect to this action. The Company recorded an impairment charge of $44 million related to an operating colocation facility near Boston, as well as excess communications inventory and certain corporate facilities in Colorado, which are classified as held for sale in other non-current assets. As a result of the completion of additional colocation space in Boston by other providers, the continued overabundance of communications equipment in the secondary markets, and the soft demand for office space in the metropolitan Denver area, the Company believes that these assets are obsolete and that the estimated future undiscounted cash flows attributable to these assets will be insufficient to recover their current carrying value. The new carrying values of these assets are based on offers received from third parties for the real estate properties or actual sales of similar communications assets.

Level 3 continues to conduct a comprehensive review of its communications assets and specifically assets deployed along its intercity network and in its gateway facilities. It is possible that additional communications equipment may be identified as obsolete or excess and additional impairment charges recorded to reflect the realizable value of these assets in future periods.


5.   Loss Per Share

The Company had a loss from continuing operations for the three and six months ended June 30, 2002 and 2001, respectively. Therefore, the dilutive effect of the approximately 12 million and 19 million shares at June 30, 2002 and 2001, respectively, attributable to the convertible subordinated notes and the approximately 58 million and 33 million stock-based awards and warrants outstanding at June 30, 2002 and 2001, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. The following details the earnings (loss) per share calculations for the Level 3 common stock:

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                                -----------------------------------------------------
(dollars in millions, except per share data)                            2002        2001          2002         2001
                                                                        ----        ----          ----         ----

Net Loss from Continuing Operations.............................      $ (232)     $ (706)       $ (452)     $(1,224)
Discontinued Operations, net....................................          -          (25)           -           (42)
Extraordinary Gain on Debt Extinguishments, net.................          76          -            206           -
                                                                        ----        ----          ----         ----
Net Loss........................................................      $ (156)     $ (731)       $ (246)     $(1,266)
                                                                      ======      ======        ======      =======

Total Number of Weighted Average Shares Outstanding
  used to Compute Basic and Dilutive Earnings Per
  Share (in thousands)                                               398,721     368,211       395,020      368,012
                                                                     =======     =======       =======      =======

Earnings (Loss) Per Share of Level 3 Common Stock
   (Basic and Diluted):
     Continuing operations......................................     $ (0.58)    $ (1.92)      $ (1.14)     $ (3.33)
     Discontinued operations, net...............................          -        (0.07)           -         (0.11)
     Extraordinary gain on debt extinguishments, net............        0.19           -          0.52            -
                                                                        ----        ----          ----         ----
     Net loss...................................................     $ (0.39)    $ (1.99)      $ (0.62)     $ (3.44)
                                                                     =======     =======       =======      =======

6.    Receivables

Receivables at June 30, 2002 and December 31, 2001 were as follows:

                                                       Information
(dollars in millions)               Communications        Services            Coal           Other          Total

June 30, 2002
Accounts Receivable - Trade:
   Services...................              $  118          $  572           $  10            $  1         $  701
   Upfront Dark Fiber.........                  -               -               -               -              -
Joint Build Costs.............                  29              -               -               -              29
Other Receivables.............                  16              -               -               -              16
Allowance for Doubtful
   Accounts...................                 (43)             (7)             -               -             (50)
                                             -----           -----           -----           -----          -----
                                            $  120          $  565           $  10            $  1         $  696
                                            ======          ======           =====            ====         ======
December 31, 2001
Accounts Receivable - Trade:
   Services...................              $  171           $  21           $  11            $  1         $  204
   Upfront Dark Fiber.........                  23              -               -               -              23
Joint Build Costs.............                  33              -               -               -              33
Other Receivables.............                  25              -               -               -              25
Allowance for Doubtful
   Accounts...................                 (43)             (3)             -               -             (46)
                                             -----           -----           -----           -----          -----
                                            $  209           $  18           $  11            $  1         $  239
                                            ======           =====           =====            ====         ======

Joint build receivables primarily relate to costs incurred by the Company for construction of network assets in which Level 3 is partnering with other companies. Generally, under these types of agreements, the sponsoring partner will incur 100% of the construction costs and bill the other party as certain construction milestones are accomplished.

Other receivables primarily include non-service related receivables including European VAT (Value Added Taxes), sales tax refunds, equipment sales and other miscellaneous items.

7.   Property, Plant and Equipment, net

The Company has substantially completed the construction of its communications network. Costs associated directly with the uncompleted network, including employee related costs, have been capitalized, and interest expense incurred during construction was capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction (Note 10). The Company generally capitalizes operating expenses associated with network construction, provisioning of services and software development. Capitalized operating expenses associated with employees working on capital projects were approximately $18 million and $40 million for the three and six months ended June 30, 2002. Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

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

During 2002, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $106 million and $114 million of capital accruals for the three and six months ended June 30, 2002 that had previously been reported as property, plant and equipment. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts which can result in changes to estimated costs of the construction projects.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

                                                                                        Accumulated            Book
(dollars in millions)                                                         Cost      Depreciation          Value

June 30, 2002

Land and Mineral Properties......................................            $ 188         $  (23)            $ 165
Facility and Leasehold Improvements
   Communications................................................            1,486            (54)            1,432
   Information Services..........................................               27             (5)               22
   Coal Mining...................................................               65            (62)                3
   CPTC..........................................................               92            (16)               76
Network Infrastructure...........................................            4,103           (261)            3,842
Operating Equipment
   Communications................................................            1,388           (550)              838
   Information Services..........................................               77            (46)               31
   Coal Mining...................................................               81            (71)               10
   CPTC..........................................................               18            (12)                6
Network Construction Equipment...................................               50            (16)               34
Furniture, Fixtures and Office Equipment.........................              178           (116)               62
Construction-in-Progress.........................................               71             -                 71
                                                                              ----           ----              ----
                                                                            $7,824       $ (1,232)           $6,592
                                                                            ======       ========            ======

                                                                                         Accumulated           Book
(dollars in millions)                                                         Cost      Depreciation          Value
December 31, 2001

Land and Mineral Properties......................................            $ 203         $  (16)            $ 187
Facility and Leasehold Improvements
   Communications................................................            1,423            (22)            1,401
   Information Services..........................................               26             (5)               21
   Coal Mining...................................................               65            (62)                3
   CPTC..........................................................               92            (14)               78
Network Infrastructure...........................................            4,111           (107)            4,004
Operating Equipment
   Communications................................................            1,159           (390)              769
   Information Services..........................................               69            (41)               28
   Coal Mining...................................................               82            (72)               10
   CPTC..........................................................               18            (11)                7
Network Construction Equipment...................................               67            (17)               50
Furniture, Fixtures and Office Equipment.........................              173            (81)               92
Construction-in-Progress.........................................              240             -                240
                                                                              ----           ----              ----
                                                                            $7,728         $ (838)           $6,890
                                                                            ======         ======            ======

Depreciation expense was $186 million and $393 million for the three and six months ended June 30, 2002, respectively. Depreciation expense was $316 and $530 for the three and six months ended June 30, 2001, respectively.

8.  Goodwill and Intangibles, Net

As of June 30, 2002, $75 million, $153 million and $121 million of goodwill and intangibles, net of amortization, are attributable to the McLeod, CorpSoft and Software Spectrum acquisitions, respectively.

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

The acquisition of CorpSoft was completed on March 13, 2002. The $128 million purchase price including transaction costs, based on management's preliminary estimate of the value of the assets and liabilities acquired, exceeded the fair value of the net assets by approximately $153 million.

On June 18, 2002, the Company completed the acquisition of Software Spectrum, Inc. The $135 million purchase price exceeded the fair value of the net assets by approximately $121 million based on management's preliminary estimate of the value of the assets and the liabilities acquired. The Company is the in the process of having a third party perform a formal valuation of the assets and liabilities acquired in the CorpSoft and Software Spectrum transactions and expects the valuation will be completed during the third quarter of 2002.

Intangible asset amortization expense was $4 million and $7 million for the three and six months ended June 30, 2002, respectively. Goodwill and intangible asset amortization expense, excluding amortization expense attributable to equity method investees, was $6 million and $28 million for the three and six months ended June 30, 2001, respectively. The Company amortized $11 million of goodwill attributable to the 1998 acquisition of XCOM Technologies, Inc. for the six months ended June 30, 2001. Goodwill attributable to this investment has not been amortized in 2002 as a result of the adoption of SFAS No. 142.

The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following at December 31, 2002 - $18 million; 2003 - $20 million; 2004 - $11 million; 2005 - zero and 2006 - zero.


9.  Other Assets, Net

At June 30, 2002 and December 31, 2001 other assets consisted of the following:

                                                                                           June 30,        December 31,
(dollars in millions)                                                                         2002             2001
                                                                                              ----             ----

Investments.......................................................................            $ 85             $127
Debt Issuance Costs, net..........................................................              99              113
Prepaid Network Assets............................................................              20               21
CPTC Deferred Development and Financing Costs.....................................              19               20
Assets Held for Sale..............................................................              49               62
Employee and Officer Notes Receivable.............................................               8               10
Other.............................................................................              12               11
                                                                                              ----             ----
                                                                                              $292             $364
                                                                                              ====             ====

The Company holds significant equity positions in two publicly traded companies:
RCN Corporation ("RCN") and Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"). RCN is a facilities-based provider of bundled local and long distance phone, cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago. Commonwealth Telephone holds Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc. a competitive local exchange carrier.

On February 22, 2002, Level 3 Holdings, Inc., a wholly owned subsidiary of the Company, agreed to acquire from Mr. David C. McCourt, a director of the Company, his 10% interest in Level 3 Telecom Holdings, Inc., the Company's subsidiary that indirectly holds the Company's ownership interests in RCN Corporation and Commonwealth Telephone Enterprises, Inc. The total cash consideration paid to Mr. McCourt in this transaction was $15 million.

On June 30, 2002, Level 3 owned approximately 24% and 25% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $36 million and $232 million, respectively, on June 30, 2002.

During 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. If RCN becomes profitable, Level 3 will not record its equity in RCN's profits until unrecorded equity in losses has been offset. The Company's investment in RCN, including goodwill, was zero at June 30, 2002 and December 31, 2001. The Company did not recognize approximately $279 million and $318 million of suspended equity losses attributable to RCN for the three and six months ended June 30, 2002, respectively, bringing the total amount of suspended equity losses to approximately $587 million at June 30, 2002.

The Company recognizes gains from the sale, issuance and repurchase of stock by its equity method investees in its statements of operations. The Company did not recognize any gains for the six months ended June 30, 2002 or 2001 and does not expect to recognize future gains on RCN stock activity until the suspended equity losses are recognized by the Company.

The following is summarized financial information of RCN for the three and six months ended June 30, 2002 and 2001, and as of June 30, 2002 and December 31, 2001 (dollars in millions).

                                                                  Three Months Ended            Six Months Ended
                                                                     June 30,                      June 30,
                                                     ---------------------------------------------------------------
                                                                 2002          2001           2002            2001
                                                                 ----          ----           ----            ----
Operations:
RCN Corporation:
     Revenue ........................................          $ 128          $ 111          $ 253           $ 217
     Net loss available to common shareholders.......         (1,094)          (677)        (1,243)           (935)

Level 3's Share:
     Net loss........................................           $ -            $ -            $ -             $ -
     Goodwill amortization...........................             -              -              -               -
                                                               ----            ----          ----            ----
                                                                $ -            $ -            $ -             $ -
                                                              =====           =====         =====            =====

                                                                                        June 30,      December 31,
                                                                                           2002              2001
Financial Position:
Current Assets..................................................................          $ 544             $ 956
Other Assets ...................................................................          1,642             2,647
                                                                                          -----             -----
   Total assets.................................................................          2,186             3,603

Current Liabilities.............................................................            308               358
Other Liabilities...............................................................          1,695             1,884
Minority Interest...............................................................              1                51
Preferred Stock.................................................................          2,222             2,142
                                                                                          -----             -----
   Total liabilities and preferred stock........................................          4,226             4,435
                                                                                          -----             -----
     Common shareholders' deficit...............................................       $ (2,040)           $ (832)
                                                                                       ========            ======

On April 2, 2002, Eldorado Equity Holdings, Inc., an indirect, wholly owned subsidiary of Level 3 Communications, Inc., completed the sale of 4,898,000 shares of common stock of Commonwealth Telephone in an underwritten public offering. The 4,898,000 represent approximately 46 percent of Level 3's economic ownership of Commonwealth Telephone. Eldorado Equity Holdings received net proceeds of approximately $166 million and recognized a gain on the sale of approximately $102 million in the second quarter of this year which is included in Other, net on the consolidated condensed statement of operations. As a result of the transaction, the Company owns approximately 25% of the total Commonwealth Telephone shares outstanding as of June 30, 2002.

The Company's investment in Commonwealth Telephone, including goodwill, was $79 million and $121 million at June 30, 2002 and December 31, 2001, respectively.

The Company previously made investments in certain public and private companies in connection with those entities agreeing to purchase various services from the Company. The Company originally recorded these transactions as investments and deferred revenue on the balance sheet. The value of the investment and deferred revenue is equal to the estimated fair value of the securities at the time of the transaction or the value of the services to be provided, whichever was more readily determinable. Level 3 closely monitors the success of these investees in executing their business plans. For those companies that are publicly traded, Level 3 monitors current and historical market values of the investee as it compares to the carrying value of the investment. The Company recorded a charge of $9 million and $37 million during the three and six months ended June 30, 2001 for an other-than temporary decline in the value of such investments, which is included in Other, net on the consolidated condensed statements of operations. Future appreciation will be recognized only upon sale or other disposition of these securities.

The carrying amount of the investments was zero at June 30, 2002 and December 31, 2001. The Company provided services to entities participating in this program of $1 million for the three and six months ended June 30, 2002. The Company provided services valued at approximately $2 million and $10 million related to this program for the three and six months ended June 30, 2001, respectively. As of June 30, 2002, the Company had deferred revenue obligations of $8 million with respect to these transactions.

Assets held for sale includes certain corporate facilities that management of the Company has elected to dispose of as soon as practicable. Also included in assets held for sale are certain telecommunications equipment identified as excess and which management expects to sell due to the Company's decision in June 2001 to reprioritize its capital expenditures. The Company recorded an additional impairment charge of $13 million in the second quarter of 2002 to reflect the current market value of these assets.

Loans outstanding from certain employees and officers of the Company totaled $8 million at June 30, 2002. The loans are generally secured by Level 3 common stock or other personal assets of the borrower and bear interest at 4.75%. Subsequent to June 30, 2002, certain of the loans to employees have been repaid and the outstanding balance is $5 million as of August 9, 2002.

10.  Long-Term Debt

At June 30, 2002 and December 31, 2001, long-term debt was as follows:

                                                                                          June 30,      December 31,
(dollars in millions)                                                                       2002             2001
                                                                                            ----             ----
Senior Secured Credit Facility:
    Term Loan Facility
       Tranche A (4.62% due 2007)................................................          $ 450           $ 450
       Tranche B (5.62% due 2008)................................................            275             275
       Tranche C (5.87% due 2008)................................................            400             400
Senior Notes (9.125% due 2008)...................................................          1,400           1,430
Senior Notes (11% due 2008)......................................................            433             442
Senior Discount Notes (10.5% due 2008)...........................................            614             583
Senior Euro Notes (10.75% due 2008)..............................................            317             307
Senior Discount Notes (12.875% due 2010).........................................            357             386
Senior Euro Notes (11.25% due 2010)..............................................            103              93
Senior Notes (11.25% due 2010)...................................................            124             129
Commercial Mortgages:
    GMAC (4.24% due 2003)........................................................            120             120
    iStar (8.5% due 2002-2004)...................................................             60             112
Convertible Subordinated Notes (6.0% due 2010)...................................            684             728
Convertible Subordinated Notes (6.0% due 2009)...................................            463             612
CPTC Long-term Debt (with recourse only to CPTC):
    (7.63% due 2004 - 2028)......................................................            140             140
CorpSoft Debt....................................................................              2              -
Other ...........................................................................              7               9
                                                                                            ----            ----
                                                                                           5,949           6,216
    Less current portion.........................................................            (10)             (7)
                                                                                            ----            ----
                                                                                          $5,939          $6,209
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

The Company purchased $75 million face value ($53 million carrying value) of its 12.875% Senior Discount Notes due 2010 during the second quarter of 2002. The
Company issued approximately 5 million shares of its common stock worth approximately $19 million in exchange for the discount notes. The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $33 million and was recorded as an extraordinary item in the consolidated condensed statement of operations.

In the second quarter of 2002, the Company purchased $44 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $21 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company issued approximately 5 million shares of its common stock worth approximately $20 million in exchange for the convertible debt. The net gain on the early extinguishments of the debt, including transaction costs and unamortized debt issuance costs, was $43 million and was recorded as an extraordinary item in the consolidated condensed statement of operations.

For the six months ended June 30, 2002, the Company purchased $136 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $35 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company issued approximately 12 million shares of its common stock worth approximately $52 million in exchange for the convertible debt and recorded an extraordinary net gain of approximately $114 million during the period.

In February 2002, the Company's first tier, wholly owned subsidiary, Level 3 Finance, LLC purchased $89 million principal amount of Company debt for cash of $31 million. The net gain on the extinguishments of the debt, including transaction costs, realized foreign currency gains and unamortized debt issuance costs, was approximately $59 million and was recorded as an extraordinary item in the consolidated condensed statement of operations.

                                                                            Principal Amount
                                                                              at Maturity     Actual Weighted
                                                                              Repurchased    Average Purchase
                                                                              ($ millions)     Price/$1,000
                                                                              -----------        ---------
Senior Notes (9.125%) ..................................................              $ 30            $ 381
Senior Notes (11%) .....................................................                 8              423
Senior Euro Notes (10.75%) .............................................                23              422
Senior Euro Notes (11.25%) .............................................                 1              405
Senior Notes (11.25%) ..................................................                 5              415
Convertible Subordinated Notes (due 2010) ..............................                 8              184
Convertible Subordinated Notes (due 2009) ..............................                14              195
                                                                                      ----
                                                                                      $ 89
                                                                                      ====

     Assumes 1 EURO = .87 USD

Level 3 will continue to evaluate these transactions in the future. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Senior Secured Credit Facility

In September 1999, Level 3 and certain Level 3 subsidiaries entered into a $1.375 billion secured credit facility ("Senior Secured Credit Facility"), which was amended in March 2001 to increase the borrowing capacity by $400 million, to $1.775 billion. The Senior Secured Credit Facility, as amended, is comprised of a senior secured revolving credit facility in the amount of $650 million and a three-tranche senior secured term loan facility aggregating $1.125 billion. The secured term loan facility consisted of a $450 million tranche A, a $275 million tranche B and a $400 million tranche C term loan facility, all of which have been drawn on and are outstanding as of December 31, 2001 and June 30, 2002.

As of June 30, 2002, Level 3 had not borrowed any funds under the $650 million revolving credit facility. The availability of funds and any requirement to repay previously borrowed funds is contingent upon the continued compliance with the relevant debt covenants.

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

The Minimum Telecom Revenue covenant generally requires that the Company meet or exceed specified levels of cash revenue from communications and information services businesses generated by the Restricted Subsidiaries. The Minimum Telecom Revenue covenant is calculated quarterly on a trailing four-quarter basis and must exceed $1.65 billion for the second quarter of 2002, $2.0 billion for the third quarter of 2002, increasing to $2.3 billion in the fourth quarter of 2002, $3.375 billion in the fourth quarter of 2003, and $4.75 billion in the fourth quarter of 2004. The Restricted Subsidiaries currently include those subsidiaries engaged in the Company's communications businesses, CorpSoft, Software Spectrum, and (i)Structure and certain of their subsidiaries engaged in the Company's information services businesses.

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

In January 2002, the Company stated that it believed it was in compliance with all of the terms, conditions, and covenants under the Senior Secured Credit Facility and expected to remain in compliance through the end of the first quarter based on its publicly disclosed financial projections. However, the Company stated that if sales, disconnects and cancellations were to continue at the levels experienced during the second half of 2001, it may violate the Minimum Telecom Revenue covenant as early as the end of the second quarter 2002. The Company also stated that to the extent the Company's operational performance improves or it completes acquisitions that generate sufficient incremental revenue, a potential violation of the covenant could be delayed beyond the second quarter of 2002 or eliminated entirely.

As a result of the CorpSoft and Software Spectrum acquisitions described earlier, the Company believes it will remain in compliance with the terms and conditions of the Senior Secured Credit Facility until at least sometime during 2004. The Company's expectation assumes that it takes no other actions, its sales remain at levels experienced during the second half of 2001, and disconnects and cancellations trend down during the second half of 2002 in accordance with the Company's customer credit analysis. The Company believes, based upon management's review of the covenants and other provisions of the Senior Secured Credit Facility, that it is in full compliance with all of the terms of the Senior Secured Credit Facility as of June 30, 2002.

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

iStar Commercial Mortgage due 2004

In March 2002, 85 Tenth Avenue, LLC (a wholly owned subsidiary of the Company) amended its $113 million floating-rate loan, originally provided by Lehman Brothers Holdings, Inc. (the "Lehman Mortgage") that provided secured, non-recourse debt to finance the purchase and renovations of the New York Gateway facility. The amendment resulted in iStar DB Seller, LLC ("iStar") becoming the sole lender for the property. Previously, iStar, along with other third parties, owned notes of the 85 Tenth Avenue Trust, purchased from Lehman Brothers Holdings, Inc. Using funds previously reserved for additional renovations at the New York Gateway facility, along with funds advanced from iStar, 85 Tenth Avenue, LLC repaid the other third party holders of the notes of 85 Tenth Avenue Trust and reduced the principal outstanding under the amended loan agreement to $60 million. Additionally, the amendment negotiated with iStar (the "iStar Mortgage") extended the initial term of the loan to March 1, 2004, with two optional one-year extensions. There is no prepayment penalty under the revised agreement. Interest varies monthly with the 30 day LIBOR for U.S. Dollar Deposits, plus 650 basis points. The amendment provides a LIBOR floor of 2.00% at all times. This interest, together with principal payments based on a 20-year amortization period, are due monthly during the initial term of the loan.

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

CorpSoft

CorpSoft's foreign subsidiaries have factoring arrangements with a local financial institution. This agreement allows CorpSoft to sell up to EURO 15 million of certain accounts receivable from customers with recourse to the local financial institution. In addition, certain foreign affiliates have overdraft facility arrangements with local institutions. At June 30, 2002, borrowings related to these agreements were approximately $2 million.

The debt instruments above contain certain covenants with which the Company believes it is in full compliance as of June 30, 2002.

The Company capitalized $14 million and $57 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three and six months ended June 30, 2001, respectively. No interest expense or amortized debt issuance costs were capitalized for the six months ended June 30, 2002.

11.  Stock-Based Awards

The Company adopted the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in 1998. Under SFAS No. 123, the fair value of an option (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges may not be settled in cash, but rather, are generally settled through issuance of common stock.

The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award. The Company recognized a total of $117 million and $159 million of non-cash expense for the six months ended June 30, 2002 and 2001, respectively. Included in discontinued operations is non-cash compensation expense of zero and $3 million for the six months ended June 30, 2002 and 2001, respectively. In addition, the Company capitalized $4 million and $9 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the six months ended June 30, 2002 and 2001, respectively.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2002 and 2001.

                                                      Three Months Ended June 30,       Six Months Ended June 30,
(dollars in millions)                                   2002              2001             2002            2001
                                                        ----              ----             ----            ----

NQSO ...........................................       $  -               $  2            $  -            $  5
Warrants .......................................           4                 3               5               6
OSO.............................................          34                64              81             119
C-OSO...........................................          11                12              24              27
Restricted Stock ...............................          -                  1               -               2
Shareworks Match Plan ..........................           3                 3               7               5
Shareworks Grant Plan ..........................           3                 3               4               4
                                                        ----              ----            ----            ----
                                                          55                88             121             168
Capitalized Noncash Compensation................          (2)               (5)             (4)             (9)
                                                        ----              ----            ----            ----
                                                          53                83             117             159
Discontinued Asian Operations ..................          -                  2              -                3
                                                        ----              ----            ----            ----
                                                        $ 53             $  85           $ 117           $ 162
                                                        ====             =====           =====           =====


The Level 3 1995 Stock Plan ("the Stock Plan") reserves 70 million shares for issuance upon the exercise of stock-based awards of which approximately 50 million are available for issuance at June 30, 2002. In addition, the Stock Plan limits the maximum number of awards that can be granted to one participant to 10 million, provides for the acceleration of vesting in the event of a change in control, allows for the grant of stock-based awards to directors of Level 3, and other persons providing services to Level 3; and allows for the grant of nonqualified stock options with an exercise price less than the fair market value of Level 3 common stock.

On July 24, 2002, the Company's stockholders approved an amendment to the Company's 1995 Stock Plan increasing the number of shares of common stock reserved for issuance under the Stock Plan by 50 million shares. The total number of shares now available under the Stock Plan is approximately 100 million.

Non-Qualified Stock Options and Warrants

In the quarter ended June 30, 2002, the Company issued two million warrants to a contractor as payment for consulting services. The warrants allow the contractor to purchase common stock at $4.25 per share. Warrants to purchase 640,000 shares of common stock were vested immediately upon grant with the remaining 1,360,000 vesting equally over eight months. The warrants expire in February 2009. The fair value of these warrants was approximately $5 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 4.88%. The Company used an expected volatility rate of 55%. The Company did not grant any NQSOs during the six months ended June 30, 2002. As of June

30, 2002, the Company had not reflected $5 million of unamortized expense in its financial statements for NQSOs and warrants previously granted.

Outperform Stock Option Plan

In 1998, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The
Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Company's common stock price outperforms the S&P 500 Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500 Index (or less than the corresponding loss on the S&P Index), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500 Index. To the extent that Level 3's common stock outperforms the S&P 500 Index, the value of OSOs to a holder may exceed the value of nonqualified stock options. The mechanics for determining the value of an individual OSO is described below:

The initial strike price, as determined on the OSO grant date, is adjusted over time (the "Adjusted Strike Price"), until the exercise date. The adjustment is in an amount equal to the percentage appreciation or depreciation in the value of the S&P 500 Index from the date of grant to the date of exercise. The value of the OSO increases for increasing levels of outperformance. OSO's granted have a multiplier range from zero to eight depending upon the performance of Level 3 common stock relative to the S&P 500 Index as shown in the following table.

If Level 3 Stock Outperforms the                Then the Pre-multiplier Gain Is
 S&P 500 Index by:                        Multiplied by a Success Multiplier of:

  0% or Less                                             0.00
  More than 0% but Less than 11%    Outperformance percentage multiplied by 8/11
  11% or More                                            8.00

     The Pre-multiplier gain is the Level 3 common stock price minus the Adjusted Strike Price on the date of exercise


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

The fair value under SFAS No. 123 for the approximately five million OSOs awarded to participants during the six months ended June 30, 2002 was approximately $27 million. As of June 30, 2002, the Company had not reflected $52 million of unamortized compensation expense in its financial statements for OSOs granted previously.

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

As of June 30, 2002, the Company had not reflected $37 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000 and 2001.

Shareworks and Restricted Stock

For the three and six months ended June 30, 2002, Level 3 recognized $5 million and $11 million, respectively, of noncash compensation expense attributable to its Shareworks programs. As of June 30, 2002, the Company had not reflected unamortized compensation expense of $17 million for Shareworks and restricted stock granted in prior years in its financial statements.

12.   Industry and Segment Data

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets. The Company's reportable segments include: communications; information services (including CorpSoft and Software Spectrum); and coal mining. Other primarily includes California Private Transportation Company, L.P. ("CPTC"), equity investments, and other corporate assets and overhead not attributable to a specific segment.

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

In 2002, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $106 million and $114 million of capital accruals for the three and six months ended June 30, 2002 previously reported as property, plant and equipment. These accrual releases resulted in negative capital expenditures for the three months ended June 30, 2002 for the communications segment. In the ordinary course of business, as construction projects come to a close, we review the final amounts due and settle any outstanding amounts related to these contracts which can result in adjustments to the estimated costs of the construction projects.

The information presented in the tables following includes information for three and six months ended June 30, 2002 and 2001 for all income statement and cash flow information presented, and as of June 30, 2002 and December 31, 2001 for all balance sheet information presented. Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2002 presentation.

                                                      Information          Coal
(dollars in millions)               Communications       Services          Mining           Other           Total

Three Months Ended June 30, 2002
Revenue:
   North America.................          $   253      $    305         $    20         $     7        $     585
   Europe........................               23           130              -               -               153
   Asia..........................               -             12              -               -                12
                                              ----          ----            ----            ----             ----
                                           $   276      $    447         $    20         $     7        $     750
                                           =======      ========         =======         =======        =========
Cost of Revenue:
   North America.................          $    58      $    275         $    15         $    -         $     348
   Europe........................                4           121              -               -               125
   Asia..........................               -             11              -               -                11
                                              ----          ----            ----            ----             ----
                                           $    62      $    407         $    15         $    -         $     484
                                           =======      ========         =======           =====        =========
EBITDA:
   North America.................          $    58      $     15         $     4         $     3        $      80
   Europe........................               (7)            2              -               -                (5)
   Asia..........................               -              1              -               -                 1
                                              ----          ----            ----            ----             ----
                                           $    51      $     18         $     4         $     3        $      76
                                           =======      ========         =======         =======        =========
Capital Expenditures:
   North America.................          $    12      $      4         $    -          $     1        $      17
   Europe........................              (42)           -               -               -               (42)
   Asia..........................               -             -               -               -                -
                                              ----          ----            ----            ----             ----
                                           $   (30)     $      4         $    -          $     1        $     (25)
                                           =======      ========           =====         =======        =========
Depreciation and Amortization:
   North America.................          $   154      $      5         $     1         $     1        $     161
   Europe........................               29            -               -               -                29
   Asia..........................               -             -               -               -                -
                                              ----          ----            ----            ----             ----
                                           $   183      $      5         $     1         $     1         $    190
                                           =======      ========         =======         =======         ========
Six Months Ended June 30, 2002
Revenue:
   North America.................          $   500      $    360         $    40         $    15         $    915
   Europe........................               54           155              -               -               209
   Asia..........................               -             12              -               -                12
                                              ----          ----            ----            ----             ----
                                           $   554      $    527         $    40         $    15         $  1,136
                                           =======      ========         =======         =======         ========
Cost of Revenue:
   North America.................          $   116      $    320         $    28         $    -          $    464
   Europe........................               12           143              -               -               155
   Asia..........................               -             11              -               -                11
                                              ----          ----            ----            ----             ----
                                           $   128      $    474         $    28         $    -          $    630
                                           =======      ========         =======           =====         ========
EBITDA:
   North America.................          $    99      $     21         $     9         $     1         $    130
   Europe........................               (6)            2              -               -                (4)
   Asia..........................               -              1              -               -                 1
                                              ----          ----            ----            ----             ----
                                           $    93      $     24         $     9         $     1         $    127
                                           =======      ========         =======         =======         ========
Capital Expenditures:
   North America.................          $    54       $     9         $     1         $     1         $    65
   Europe........................              (37)           -               -               -              (37)
   Asia..........................               -            -               -               -                -
                                              ----          ----            ----            ----            ----
                                           $    17       $     9         $     1         $     1         $    28
                                           =======       =======         =======         =======         =======
Depreciation and Amortization:
   North America.................          $   332       $     9         $     2         $     2         $   345
   Europe........................               55            -               -               -               55
   Asia..........................               -             -               -               -               -
                                              ----          ----            ----            ----            ----
                                           $   387       $     9         $     2         $     2         $   400
                                           =======       =======         =======         =======         =======

                                                     Information        Coal
(dollars in millions)              Communications     Services         Mining           Other            Total

Three Months Ended June 30, 2001
Revenue:
   North America.................         $    278       $    27        $    21        $     6        $    332
   Europe........................               51             4             -              -               55
                                              ----          ----           ----           ----            ----
                                          $    329       $    31        $    21        $     6        $    387
                                          ========       =======        =======        =======        ========
Cost of Revenue:
   North America.................         $    141       $    20        $    15        $    -         $    176
   Europe........................               30             2             -              -               32
                                              ----          ----           ----          ----             ----
                                          $    171       $    22        $    15        $    -         $    208
                                          ========       =======        =======         =====         ========
EBITDA:
   North America.................         $    (96)      $     4        $     5        $     1        $    (86)
   Europe........................              (21)            1             -              -              (20)
                                              ----          ----           ----           ----            ----
                                          $   (117)      $     5        $     5        $     1        $   (106)
                                          ========       =======        =======        =======        =========
Capital Expenditures:
   North America.................         $    713       $     5         $     1       $    -         $    719
   Europe........................               45             -              -             -               45
                                              ----          ----            ----          ----            ----
                                          $    758       $     5         $     1       $    -         $    764
                                          ========       =======         =======         =====       =========
Depreciation and Amortization:
   North America.................         $    255       $     3         $     1       $     1        $    260
   Europe........................               61             1              -             -               62
                                              ----          ----            ----          ----            ----
                                          $    316       $     4         $     1       $     1        $    322
                                          ========       =======         =======       =======        =========

Six Months Ended June 30, 2001
Revenue:
   North America.................         $    633       $    57         $    46        $    12       $    748
   Europe........................               80             7              -             -               87
                                              ----          ----            ----          ----            ----
                                          $    713       $    64         $    46        $    12       $    835
                                          ========       =======         =======        =======      =========
Cost of Revenue:
   North America.................         $    345       $    46         $    31        $    -        $    422
   Europe........................               49             3             -               -              52
                                              ----          ----            ----          ----            ----
                                          $    394       $    49         $    31        $    -        $    474
                                          ========       =======         =======         =====       =========
EBITDA:
   North America.................         $   (171)      $     3         $    12        $     4       $   (152)
   Europe........................              (57)            2              -              -             (55)
                                              ----          ----           ----           ----            ----
                                          $   (228)      $     5         $    12        $     4       $   (207)
                                          ========       =======         =======        =======       =========
Capital Expenditures:
   North America.................         $  1,700       $    10         $     3        $    -        $  1,713
   Europe........................              151            -               -              -             151
                                             ----          ----             ----          ----            ----
                                         $   1,851       $    10         $     3        $    -        $  1,864
                                         =========       =======         =======         =====        ========
Depreciation and Amortization:
   North America.................         $    444       $     6         $     2        $     3       $    455
   Europe........................              102             1               -             -             103
                                             ----           ----            ----           ----           ----
                                          $    546       $     7         $     2        $     3       $    558
                                          ========       =======         =======        =======      =========

                                                     Information           Coal
(dollars in millions)              Communications     Services             Mining          Other            Total
Identifiable Assets
--------------------------------
June 30, 2002
   North America.................         $  5,973       $    850         $   314        $  1,071        $  8,208
   Europe........................              926            161              -               30           1,117
   Asia..........................              -               19              -               -               19
                                             ----            ----           ----            -----          ------
                                          $  6,899       $  1,030         $   314        $  1,101        $  9,344
                                          ========       ========         =======        ========        ========
December 31, 2001
   North America.................         $  6,256       $     74         $   303        $  1,566        $  8,199
   Europe........................            1,001              5              -               37           1,043
   Discontinued Asian Operations.               74             -               -               -               74
                                              ----           ----            ----           -----          ------
                                          $  7,331       $     79         $   303        $  1,603        $  9,316
                                          ========       ========         =======        ========        ========
Long-Lived Assets
----------------------------------
June 30, 2002
   North America.................         $  5,866          $  338          $  15         $   184        $  6,403
   Europe........................              853               4             -               -              857
   Asia..........................               -                1             -               -                1
                                             ----             ----           ----           -----          ------
                                          $  6,719          $  343          $  15         $   184        $  7,261
                                          ========          ======          =====         =======        ========
December 31, 2001
   North America.................         $  6,068          $   50          $  16         $   228        $  6,362
   Europe........................              919               1             -               -              920
                                              ----            ----           ----           -----          ------
                                          $  6,987          $   51          $  16         $   228        $  7,282
                                          ========          ======          =====         =======        ========

Product information for the Company's communications segment follows:

                                                                    Reciprocal         Upfront
(dollars in millions)                              Services       Compensation       Dark Fiber             Total

Communications Revenue
-----------------------------------------
Three Months Ended June 30, 2002
   North America.........................          $    221            $    32           $   -           $    253
   Europe................................                23                 -                -                 23
                                                       ----               ----            ----               ----
                                                   $    244            $    32           $   -           $    276
                                                   ========            =======            ====           ========

Six Months Ended June 30, 2002
   North America.........................          $    436            $    64           $   -           $    500
   Europe................................                54                 -                -                 54
                                                       ----               ----            ----               ----
                                                   $    490            $    64           $   -           $    554
                                                   ========            =======            ====           ========

Three Months Ended June 30, 2001
   North America.........................          $    177            $    40          $    61          $    278
   Europe................................                51                 -                -                 51
                                                       ----               ----            ----               ----
                                                   $    228            $    40          $    61          $    329
                                                   ========            =======          =======          ========

Six Months Ended June 30, 2001
   North America.........................          $    340            $    77          $   216          $    633
   Europe................................                80                 -                -                 80
                                                      ----                ----             ----              ----
                                                   $    420            $    77          $   216          $    713
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

Product information for the Company's information services segment follows:

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                             -----------------------------------------------------------------------
(dollars in millions)                                   2002              2001            2002            2001
                                                        ----              ----            ----            ----
Services
   (i)Structure..............................         $   25            $   31          $   52          $   64
   CorpSoft..................................              3                -                3              -
   Software Spectrum.........................              2                -                2              -
                                                        ----              ----            ----            ----
                                                          30                31              57              64
Software Sales
   CorpSoft..................................            295                -              348              -
   Software Spectrum.........................            122                -              122              -
                                                        ----              ----            ----            ----
                                                         417                -              470              -
                                                        ----              ----            ----            ----
                                                      $  447            $   31          $  527            $ 64
                                                      ======            ======          ======          ======

The following information provides a reconciliation of EBITDA to loss from continuing operations for the three and six months ended June 30, 2002 and 2001:

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                             -----------------------------------------------------------------------
(dollars in millions)                                    2002             2001              2002              2001
                                                         ----             ----              ----              ----

EBITDA  .....................................           $  76           $ (106)           $ 127             $ (207)
Depreciation and Amortization Expense........            (190)            (322)            (400)              (558)
Non-Cash Impairment Expense .................             (44)             (61)             (44)               (61)
Non-Cash Compensation Expense................             (53)             (83)            (117)              (159)
                                                         ----             ----             ----               ----
   Loss from Operations......................            (211)            (572)            (434)              (985)
Other Expense................................             (21)            (134)            (137)              (239)
Income Tax Benefit...........................              -                -               119                 -
                                                         ----             ----             ----               ----
Loss from Continuing Operations..............          $ (232)          $ (706)          $ (452)          $ (1,224)
                                                       ======           ======           ======           ========

13.    Related Party Transactions

Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 2002 and 2001. These projects include the North American intercity network, local loops and gateway sites, and the Company's corporate headquarters in Colorado. Kiewit provided approximately $7 million and $516 million of construction services related to these projects in the first six months of 2002 and 2001, respectively.

Level 3 also receives certain mine management services from Kiewit. The expense for these services was $1 million and $3 for the three and six months ended June 30, 2002, respectively, and is recorded in selling, general and administrative expenses. The expense for these services was $1 million and $3 million for the three and six months ended June 30, 2001, respectively.

14.    Other Matters

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


In May 2001, a subsidiary of the Company was named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois and in July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. Both of these actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a class of owners of land in multiple states over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously.

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

It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2002, Level 3 had outstanding letters of credit of approximately $51 million.


15.    Subsequent Events

On July 8, 2002, the Company sold $500 million aggregate principal amount of 9% Junior Convertible Subordinated Notes due 2012 to entities controlled by three institutions: Longleaf Partners Funds, Berkshire Hathaway, Inc., and Legg Mason, Inc. Level 3 intends to use the net proceeds of approximately $487 million, after transactions costs of $13 million, for general corporate purposes, including potential acquisitions relating to industry consolidation opportunities, capital expenditures and working capital. The notes, which mature in 10 years, pay 9% cash interest annually, payable quarterly beginning October 15, 2002. The notes are convertible, at the option of the holders, into Level 3 common stock at any time at a conversion price of $3.41, subject to certain adjustments. The notes are convertible at the Company's option into convertible preferred stock under certain conditions and circumstances. The convertible notes rank junior to substantially all of the Company's outstanding indebtedness.

On July 24, 2002, the Company's stockholders approved an amendment to the Company's 1995 Stock Plan increasing the number of shares of common stock reserved for issuance under the Stock Plan by 50 million shares. The total number of shares now available under the Stock Plan is approximately 100 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements (including the notes thereto), included elsewhere herein.

This document contains forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "plans", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's additional filings with the Securities and Exchange Commission.

Results of Operations 2002 vs. 2001

The operating results of the Company's Asian operations are included in discontinued operations for all periods presented due to their sale to Reach Ltd. in January 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

Revenue for the periods ended June 30, is summarized as follows:

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                       --------------------------- ---------------------------
         (dollars in millions)                              2002          2001          2002          2001
                                                            ----          ----          ----          ----
         Communications...........................          $276          $329         $ 554          $713
         Information Services.....................           447            31           527            64
         Coal Mining..............................            20            21            40            46
         Other ...................................             7             6            15            12
                                                            ----          ----          ----          ----
                                                            $750          $387       $ 1,136          $835
                                                            ====          ====       =======          ====

Communications revenue of $276 million for the three months ended June 30, 2002 was comprised of $244 million of services revenue which includes private line, wavelengths, colocation, Internet access, managed modem, voice and amortized dark fiber revenue, and $32 million attributable to reciprocal compensation. Communications revenue for the same period in 2001 was comprised of $228 million of services revenue, $61 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999 for which sales-type lease accounting was applied, and $40 million of reciprocal compensation. For the six months ended June 30, 2002, communications revenue was comprised of $490 million of services revenue, and $64 million of reciprocal compensation. Communication revenue for the same six month period in 2001 was comprised of $420 million of services revenue, $216 million of non-recurring dark fiber revenue and $77 million of reciprocal compensation revenue. The increase in services revenue from 2001 was primarily due to growth from existing customers, and new customer contracts, and increases in termination revenue. Due to the current turmoil in the telecommunications industry, the Company has experienced a significant increase in the number of customers disconnecting or terminating service and believes that as much as 25% and 13% of its recurring revenue base as of December 31, 2001 and June 30, 2002, respectively, consisted of financially weaker, or "at-risk" customers. Level 3 expects that a majority of these customers will disconnect service within the next six months. The Company expects that recurring revenue from at-risk customers will trend towards a normalized level of 10% in the second half of 2002. For some of these at-risk customers, Level 3 is able to negotiate and collect termination penalties. Level 3 recognized $20 million and $59 million of services revenue in the three and six months ended June 30, 2002, respectively, for early termination of services. For the first six months of 2002, Level 3 recorded in services, $7 million of revenue for construction management services provided to other communications companies. The decrease in dark fiber revenue reflects the completion of the intercity network in 2001. Dark fiber revenue under sales-type lease accounting is expected to be insignificant in 2002 as the last remaining segments sold prior to June 30, 1999 were delivered to and accepted by customers in the fourth quarter of 2001. The decrease in reciprocal compensation in 2002 is attributable to the Company receiving regulatory approval from several states regarding its agreements with SBC Communications Inc. and BellSouth during the first half of 2001. These agreements established a rate structure for transmission and switching services provided by one carrier to complete or carry traffic originating on another carrier's network. It is the Company's policy not to recognize revenue from these agreements until the relevant regulatory authorities approve the agreements. Certain interconnection agreements with carriers are scheduled to expire in the second half of 2002 and in 2003. To the extent that the Company is unable to sign new interconnection agreements, reciprocal compensation revenue may decline significantly over time.

Level 3 was a party to seven non-monetary exchange transactions in 2001 whereby it sold indefeasible rights of use or IRUs, other capacity, or other services to a company from which Level 3 received communications assets or services in a contemporaneous transaction. In total these exchanges accounted for $24 million or less than 2% of total communications revenue ($2 million of additional revenue was recognized within the loss from discontinued operations as the transaction was completed by the Company's discontinued Asian operations) in 2001 and in each case, provided network capacity or redundancy on unprotected transmission routes that Level 3's engineers determined was required. The fair value of these non-monetary transactions was determined using similar transactions for which cash consideration was received. Level 3 recognized no revenue from non-monetary exchange transactions prior to 2001. The Cash Revenue from these exchanges was $81 million which was 4% of total Cash Revenue of $2.097 billion reported in 2001. No Cash Revenue was reported for these tranactions in 2002.

Level 3 recognized $2 million of revenue in the first quarter of 2002 and $2 million in the second quarter of 2002 relative to the performance of services in 2002 pursuant to the above-described seven non-monetary exchange transactions completed in 2001. No additional non-monetary exchange transactions were executed in 2002.

On August 2, 2002, the staff of the Securities and Exchange Commission ("SEC") provided notification to Level 3, as well as accounting firms, (including the Company's independent accountants, KPMG) that the SEC had concluded that all non-monetary exchange transactions for capacity should be accounted for as an exchange of assets irrespective of whether one or both sides of the transaction involved the lease of assets. The conclusion was based on the SEC staff's view that the right to use an asset (that is, a lease), is in fact an asset and not a service contract, irrespective of whether such asset is recognized on the balance sheet. This conclusion would require that non-monetary exchange transactions for capacity involving the exchange of one or more operating leases be recognized based on the carrying value of the assets exchanged, rather than at fair value, resulting in no recognition of revenue for the transactions. Prior to the SEC's communication on August 2, Level 3's accounting for these transactions that resulted in Level 3 recognizing revenue had been consistent with industry guidance for these types of transactions provided by its current independent accountants (KPMG) and its prior independent accountants (Arthur Andersen). In addition, the revenue recognition approach for these transactions that the Company followed was an acceptable practice in not only the communications industry but other industries as well. The SEC has also indicated that it expects affected companies to retroactively apply this guidance to historical non-monetary exchange capacity transactions that occurred in prior years and, if appropriate, restate their financial statements.

Of the seven non-monetary transactions described above, three of the transactions involved the use of operating leases for capacity. The revenue recognized in 2001 from these transactions was $21 million and $2 million has been recognized in the first six months of 2002 from these transactions. The Cash Revenue from these exchanges was $62 million which was 3% of total Cash Revenue of $2.097 billion reported in 2001. No Cash Revenue was reported for these tranactions in 2002.

Taking into account the SEC's guidance, Level 3 does not believe that it is appropriate to restate its previously issued financial statements for this issue involving non-monetary transactions, as the amount of revenue recognized was not significant to the reported revenue of the Company and Level 3 has previously disclosed the nature and amount of these transactions in its previous periodic filings with the SEC and in a press release issued on February 13, 2002. However, Level 3 will not recognize revenue from these transactions, estimated to be approximately $1 million per quarter, in future periods as services are performed as called for by the transactions.

The accounting guidance for non-monetary exchange transactions continues to be subject to review and modification. The Company continues to follow these developments. While the Company is not aware of any specific information related to this issue, the Company believes there is some risk that regulators or accounting standards setting bodies, such as the SEC or Financial Accounting Standards Board, may, at a later date, interpret accounting guidance in a way that concludes that one or more of the remaining four non-monetary exchange transactions completed by Level 3 do not qualify for revenue recognition. In any event, the Company does not believe that any accounting change related to non-monetary exchange transactions would have a material impact on Level 3's historical financial statements.

Information   services  revenue,   which  is  comprised  of  the  businesses  of
(i)Structure, CorpSoft and Software Spectrum, increased from $31 million and $64 million in the three and six months ended June 30, 2001, respectively to $447 million and $527 million for the same periods in 2002. This increase is primarily attributable to the inclusion of $298 million of revenue in the second quarter attributable to CorpSoft, which was acquired on March 13, 2002 and $124 million of revenue attributable to Software Spectrum subsequent to the Company's acquisition of Software Spectrum on June 18, 2002. The software reseller industry is highly seasonal, with revenues and profits typically being higher in the second and fourth quarters of the Company's fiscal year. (i)Structure's revenues declined in both periods primarily as a result of lower systems integration revenue. The Company expects revenues attributable to the systems integration business to continue to decline in the second half of 2002 as certain existing contracts expire and (i)Structure continues to focus on its outsourcing business.

The communications business generated Cash Revenue of $301 million and $650 million during the three and six months ended June 30, 2002. The Company defines Cash Revenue as communications revenue plus changes in cash deferred revenue during the respective period. Communications Cash Revenue reflects upfront cash received for dark fiber and other capacity sales that are recognized over the term of the contract under GAAP, but it is not intended to represent revenues or cash flows as defined by GAAP. Communications Cash Revenue was $640 million and $1,296 million for the three and six months ended June 30, 2001 respectively. This decrease in Cash Revenue is a result of the substantial completion of the intercity network in 2001. Dark fiber revenue for the three and six months ended June 30, 2002 was less than the respective periods ended June 30, 2001 as the last remaining segments were delivered to and accepted by customers in the fourth quarter of 2001. In addition, the Company has recently experienced a significant decline in dark fiber and capacity indefeasible rights of use or IRU sales, particularly during the second quarter of 2002.

                                                                      Three Months Ended       Six Months Ended
                                                                           June 30,                June 30,
                                                                  --------------------------------------------------
(dollars in millions)                                                    2002        2001        2002       2001
                                                                         ----        ----        ----       ----

Communications Revenue............................................      $ 276      $  329       $ 554      $ 713
Increase (Decrease) in Communications Deferred Revenue............         (1)        183          20        535
Decrease (Increase) in Deferred Revenue not Collected.............         26         128          76         48
                                                                         ----        ----        ----       ----
    Communications Cash Revenue                                         $ 301      $  640       $ 650     $1,296
                                                                        =====      ======       =====     ======

Coal mining revenue decreased to $20 million and $40 million for the three and six months ended June 30, 2002 from $21 million and $46 million for the same periods in 2001. The decrease in revenue is due to lower spot market coal sales and scheduled reductions in contracted tonnage for a number of customers in 2002.

Other  revenue for the 2002  periods  was  comparable  to 2001 and is  primarily
attributable   to   California   Private   Transportation   Company,   L.P,  the
owner-operator of the SR91 tollroad in southern California.

Cost of Revenue for the second quarter 2002 for the communications business was $62 million, representing a 64% decrease over the second quarter of 2001 cost of revenue of $171 million. For the six months ended June 30, 2002, the cost of revenue attributable to the communications business was $128 million, a 68% decline from the same period in 2001. These decreases are a result of the lack of costs in 2002 associated with pre-June 30, 1999 dark fiber sales and the migration of customer traffic from a leased network to the Company's own operational network. Overall, the cost of revenue for the communications business, as a percentage of communications revenue, decreased significantly from 52% and 55% during the three and six months ended June 30, 2001, respectively, to 22% and 23% during the same periods of 2002. The cost of revenue for the information services businesses, as a percentage of its revenue, was 91% for the second quarter of 2002 up from 71% in the same period in 2001. For the six months ended June 30, 2002 and 2001, these were 91% and 77%, respectively. The improved margins of the information services' existing businesses were more than offset by the lower margins of CorpSoft and Software Spectrum, which are typical of the software reseller industry. The cost of revenue for the coal mining business, as a percentage of revenue, was 75% and 71% for the second quarter of 2002 and 2001, respectively and 70% and 67% for the six months ended June 30, 2002 and 2001, respectively.

Depreciation and Amortization expenses for the quarter were $190 million, a 41% decrease from the second quarter 2001 depreciation and amortization expenses of $322 million. Depreciation for the six months ended June 30, 2002 declined $158 million, or 28%, from depreciation of $558 million for the six months ended June 30, 2001. This decrease is primarily attributable to the reduced basis of the Company's communications assets resulting from the $3.2 billion impairment charge recorded in the fourth quarter of 2001 and a $35 million charge recorded in the second quarter of 2001 for the writedown of certain corporate facilities. The Company also amortized $11 million of goodwill attributable to the 1998 acquisition of XCOM Technologies, Inc. for the six months ended June 30, 2001. Goodwill attributable to this investment has not been amortized in 2002 as a result of the adoption of SFAS No. 142. In addition, certain assets with two and three-year depreciable lives became fully depreciated in late 2001 and the first half of 2002.

Selling, General and Administrative expenses, excluding non-cash compensation, were $187 million in the three months ended June 30, 2002, a 24% decrease over second quarter 2001. This decrease reflects the Company's efforts to reduce and tightly control operating expenses. The Company has reduced its global communications workforce by approximately 2,700 employees since the beginning of 2001. Reductions in employee related costs, including compensation, facilities costs, recruiting and training, as well as lower professional, travel and bad debt expenses contributed to the decline in selling, general and administrative costs. The Company also released $4 million of professional fee accruals due to the favorable resolution of certain matters for which they were originally recorded. These reductions were partially offset by $20 million of selling, general and administrative expenses attributable to CorpSoft and Software Spectrum. Included in operating expenses for the three months ended June 30, 2002 and 2001, were $53 million and $83 million, respectively, of non-cash compensation expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The decline in non-cash compensation is a result of decreased headcount and a decline in the value of equity based compensation awards distributed to employee-owners.

For the six months ended June 30, 2002 and 2001, selling, general and administrative expenses were $376 million and $518 million, respectively. These figures exclude $117 million and $159 million of non-cash compensation. The factors described above are also the primary reasons for the decline in selling, general and administrative expenses and non-cash compensation between the periods in 2002 and 2001.

Restructuring and Impairment Charges of $47 million and $101 million were recorded in the second quarter of 2002 and 2001, respectively. In 2002, the Company recorded a restructuring charge of $3 million for the costs associated with the termination of approximately 200 communications employees. Of these terminations, approximately 90% occurred in North America and 10% occurred in Europe. The Company recorded a charge of $40 million in the second quarter of 2001 for global work force reductions of approximately 1,400 employees, primarily in the communications business. The restructuring charge in 2001 was comprised of $35 million for staff reduction costs and $5 million for real estate lease termination costs. The Company had previously recorded a $10 million charge for a workforce realignment action taken in the first quarter of 2001.

The Company also recorded impairment charges of $44 million and $61 million for the three month periods ending June 30, 2002 and 2001, respectively. In 2002, the Company decreased the carrying value of certain colocation assets, excess communications equipment and corporate facilities by approximately $44 million due to the continued deterioration of the value of these assets. In 2001, the Company announced that it was reducing and reprioritizing capital expenditures. The capital reprioritization resulted in certain communications assets being identified as excess, obsolete or impaired. As a result, the Company recorded a non-cash impairment charge of $61 million in June 2001, representing the excess of the carrying value over the fair value of these assets.

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and impairments) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA improved to earnings of $76 million and $127 million for the three and six months ending June 30, 2002 from losses of $106 million and $207 million for the same periods in 2001. Restructuring charges of $3 million for the three and six months ended June 30, 2002 and $40 million and $50 million for the three and six months ended June 30, 2001, respectively, are included in EBITDA. This improvement was predominantly due to the higher margins earned by the communications business, reductions in selling, general and administrative expenses and the results of CorpSoft and Software Spectrum.

Adjusted EBITDA, as defined by the Company, is EBITDA as defined above plus the change in cash deferred revenue and excluding the non-cash cost of goods sold associated with certain capacity sales and dark fiber contracts. For the three and six months ended June 30, 2002, Adjusted EBITDA was $102 million and $226 million, respectively compared to $254 million and $507 million for the same periods in 2001. This decrease can be attributed to the decline in Cash
Communications Revenue, partially offset by reduced operating expenses and earnings attributable to CorpSoft and Software Spectrum.

                                                                      Three Months Ended       Six Months Ended
                                                                           June 30,                June 30,
                                                                  --------------------------------------------------
(dollars in millions)                                                    2002        2001       2002         2001
                                                                         ----        ----       ----         ----

      EBITDA......................................................      $  76      $ (106)     $ 127       $ (207)
Increase (Decrease) in Communications Deferred Revenue............         (1)        183         20          535
Decrease (Increase) in Deferred Revenue not Collected.............         26         128         76           48
Non-cash Cost of Goods Sold.......................................          1          49          3          131
                                                                          ----       ----       ----         ----
    Adjusted EBITDA                                                     $ 102       $ 254      $ 226       $  507
                                                                        =====       =====      =====       ======

EBITDA and Adjusted EBITDA are not intended to represent operating cash flow or profitability for the periods indicated and are not defined under GAAP. See Consolidated Condensed Statement of Cash Flows.

Interest Income was $6 million for the second quarter of 2002 compared to $47 million in the same period in 2001 and $15 million for the six months ended June 30, 2002 versus $108 million for the same six month period in 2001. The decrease is primarily attributable to the decline in the average cash and marketable security portfolio balance and a reduction in the weighted average interest rate earned on the portfolio. The Company expects interest income to continue to be below 2001 levels due to utilization of funds to pay operating and interest expenses, and fund capital expenditures, as well as lower market interest rates. Interest income in the third quarter of 2002 is expected to increase from second quarter levels as a result of the proceeds received from the $500 million offering of 9% Junior Convertible Subordinated Notes in July 2002. Pending utilization of the cash and cash equivalents, the Company invests the funds primarily in government and government agency securities. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to using the funds in implementing the Company's business plan.

Interest Expense, net decreased from the corresponding period in 2001 by $43 million to $131 million during the second quarter of 2002 and by $52 million to $260 million in the first six months of 2002. Interest expense declined as a result of the debt repurchased during the second half of 2001 and the first six months of 2002, and lower interest rates on the Senior Secured Credit Facility and commercial mortgages during the six months ended June 30, 2002. The declines were partially offset by the interest attributable to the additional borrowings under the Senior Secured Credit Facility in the first quarter of 2001 and a decline in the amount of capitalized interest. The Company substantially completed the construction of its network in 2001, therefore reducing the amount of interest capitalization. Capitalized interest was $14 million and $57 million for the three and six months ended June 30, 2001, respectively, and zero in the first six months of 2002. Interest expense is expected to increase from second quarter levels as a result of the 9% Junior Convertible Subordinated Notes sold in July 2002.

Other, net increased to a gain of $104 million in the second quarter of 2002 from a $7 million loss in the second quarter of 2001 and to a gain of $108 million for the six month period ended June 30, 2002 from a loss of $35 million in the same period of 2001. The income in both periods in 2002 is primarily related to the $102 million gain on the sale of the Commonwealth Telephone shares. The losses in 2001 include other-than-temporary declines in the value of certain investments of $9 million and $37 million recorded in the three and six month periods ended June 30, 2001, respectively. Additionally, the Company recorded a loss of $15 million in the first quarter of 2001 related to certain asset disposals. These losses were partially offset by $14 million of realized gains from the sale of marketable securities denominated in foreign currency. Other, net in all periods also includes equity earnings attributable to Commonwealth Telephone, which did not change significantly. Commonwealth's results of operations improved for the three and six months ended June 30, 2002 versus the same periods in 2001. However, Level 3's proportionate share of those earnings decreased as a result of its sale of the Commonwealth Telephone shares in April 2002.

Income Tax Benefit for the three and six months ended June 30, 2002 was $119 million compared to zero for the same periods in 2001. Federal legislation enacted in 2002 enabled the Company to carryback its 2001 Federal income tax net operating losses to 1996. In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recorded the benefit in the period in which the legislation was enacted. The Company does not expect to recognize additional benefits in 2002, as it is unable to conclude that it is more likely than not that the tax benefits attributable to the net operating losses will be realizable. The income tax benefit was zero in 2001 as a result of the Company exhausting the taxable income in the carryback period (as previously defined) in 2000.

Extraordinary Gain on Debt Extinguishment for the three and six months ended June 30, 2002 was $76 million and $206 million, respectively. During the second quarter, Level 3 purchased approximately $140 million face value ($118 carrying value) of its debt by issuing approximately ten million shares of its common stock, valued at approximately $39 million. These exchanges resulted in a gain of approximately $76 million after transaction and unamortized debt issuance costs. In the first quarter of 2002, a wholly owned subsidiary of the Company, Level 3 Finance, LLC., purchased $89 million of debt for cash consideration of $31 million. In addition, Level 3 issued approximately seven million shares, valued at $32 million to repurchase $105 million of the Company's debt. These transactions, together with those in the second quarter, resulted in extraordinary gains of approximately $206 million for the six months ended

June 30, 2002. The Company did not repurchase debt or record resulting extraordinary gains or losses on the extinguishment of debt during the first six months of 2001.

In August 2002, the SEC notified certain public companies and accounting firms that it was reviewing the accounting treatment for certain transactions involving the conversion of convertible debt pursuant to inducements made to prompt conversion of the debt to equity securities of the issuer. The Company believes, based on the facts and circumstances and the economics surrounding its convertible debt for equity exchange transactions, it has properly accounted for these type of transactions, as extinguishments of debt, in accordance with APB No. 26, "Early Extinguishment of Debt". The SEC's view is that many of these types of transactions should be accounted for as induced conversions in accordance with FASB No. 84, "Induced Conversions of Convertible Debt". ("SFAS No. 84"). SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. In addition, under SFAS No. 84, an extraordinary gain or loss, as applicable, would not be recorded upon the conversion of convertible debt. The SEC acknowledged that there is diversity in accounting practice and has asked the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board to address the issue as part of its September 2002 agenda. The Company is not certain what conclusions the EITF will reach; however the accounting guidance provided could require either prospective or retroactive accounting treatment for these type of transactions. Thus, the Company could possibly be required to restate its financial results as a result of the EITF's future conclusions which could result in a reduction of previously recognized extraordinary gains and a reduction in earnings for the impact of the fair value of any implied inducement to convert from convertible subordinated notes to common equity securities. The impact of any required restatements could be material, to the Company's earnings, however they would be non-cash adjustments. The Company began exchanging its convertible subordinated notes for its common equity securities during the third quarter of 2001. Through June 30, 2002, it has recognized approximately $232 million of cumulative non-cash extraordinary gains related to the extinguishment of $364 million of its convertible subordinated notes.

Financial Condition - June 30, 2002

The Company's working capital decreased from $642 million at December 31, 2001 to $392 million at June 30, 2002 due primarily to the use of available funds for operating expenses and interest payments, and the net liabilities assumed in the acquisitions of CorpSoft, Software Spectrum and McLeod's wholesale dial-up access business.

Cash provided by operations decreased from a source of $428 million in the first six months of 2001 to a use of $222 million in the same period of 2002. Changes in components of working capital, primarily an increase in deferred revenue in 2001 and a decrease in accounts payable in 2002, were responsible for the fluctuation in cash provided by operations.

Investing activities primarily include the acquisitions of CorpSoft for $94 million, net of cash received, Software Spectrum for $93 million, net of cash received, the purchase of McLeod's wholesale dial-up business for approximately $50 million and capital expenditures of $142 million before the release of capital accruals. In 2002, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $114 million of capital accruals previously reported as property, plant and equipment. The Company continues to resolve outstanding claims for other network construction projects. If these claims are settled favorably, additional capital expenditure accruals could be released in the future. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts. In the context of the multi-billion cost incurred in constructing the Level 3 network, the construction cost accruals are normal and not significant to the financial statements. The Company received $200 million of proceeds from the sale of marketable securities, $166 million from the sale of Commonwealth Telephone shares, $12 million from the sale of property, plant and equipment and other assets, and reduced its restricted cash and securities balance by $9 million.

Financing activities in 2002 consisted primarily of the repurchase of the Company's long-term debt for $31 million by Level 3 Finance, LLC, a reduction in the iStar mortgage of $51 million and the payment of $8 million of capitalized leases. The foreign subsidiaries of CorpSoft borrowed $2 million during the first six months of 2002.

Liquidity and Capital Resources

The Company provides a broad range of integrated communications services as a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services.) The Company has created, through a combination of construction, purchase and, to a lesser extent, leasing of facilities and other assets, an advanced, international, end-to-end, facilities-based communications network. The Company has designed its network based on optical and Internet Protocol technologies in order to leverage the efficiencies of these technologies to provide lower cost communications services.

The further development of the communications business will continue to require significant expenditures. These expenditures may result in negative operating cash flow and net operating losses for the Company for the foreseeable future. The Company's expenditures are now primarily attributable to operating expenses, working capital requirements and interest payments. The Company's capital expenditures declined by approximately $2.1 billion for the six months of 2002 versus the same period in 2001 and are expected to remain significantly below 2001 levels due to the completion of initial construction related to the North American and European networks in 2001. The majority of the Company's ongoing capital expenditures are expected to be success-based, or tied to incremental revenue. The Company estimates that its capital expenditures will total approximately $275 million in 2002, excluding the release of $114 million of accruals in the first and second quarter.

On August 9, 2002, the Company made a $21 million payment in full settlement of an outstanding litigation matter that did not relate to the Company's core businesses. The settlement was within the reserve that had been established for this issue.

The cash and marketable securities on hand at June 30, 2002 and the approximately $500 million of gross proceeds received from the 9% Junior Convertible Subordinated Notes issued in July 2002 provide Level 3 with approximately $1.55 billion of cash and marketable securities. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business plan through free cash flow breakeven, and at least through the next twelve months. In addition, the Company has undrawn commitments of approximately $650 million under its expanded Senior Secured Credit Facility.

The Company currently estimates that its operations will reach free cash flow breakeven without a requirement for additional financing. The timing of free cash flow breakeven will be a function of revenue and Cash Revenue growth as well as the Company's management of network, selling, general and administrative, and capital expenditures. The Company's successful debt and equity offerings have given the Company the ability to implement the business plan. However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan, in January 2001 the Company filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. The Company sold $500 million of 9% Junior Convertible Subordinated Notes due in July 2002 under this shelf registration statement. The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $2.7 billion of additional securities to fund its business plan.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses or investments to fund portions of the business plan. On April 2, 2002, the Company completed the sale of approximately 4.9 million shares of Commonwealth Telephone for approximately
$166 million. Level 3 has indicated that it may sell additional shares in the future. The Company also announced that it had reached a non-binding letter of intent to sell its interest in CPTC. In addition, the Company has announced that it will seek to sell or sublease excess real estate.

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

In connection with the implementation of the Company's business plan, management continues to review the existing businesses to determine how those businesses will assist with the Company's focus on delivery of communications and information services and reaching free cash flow breakeven. To the extent that certain businesses are not considered to be compatible with the delivery of communication and information services or with obtaining cash flow objectives, the Company may exit those businesses. It is possible that the decision to exit these businesses could result in the Company not recovering its investment in the businesses, and in those cases, a significant charge to earnings could result. For example, the Company sold its Asian operations to Reach Ltd. and incurred a loss of $516 million.

In July 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. During the first six months of 2002 and during 2001, various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes traded at discounts to their respective face or accreted amounts. Through June 30, 2002, the Company had exchanged, in private transactions, approximately $418 million (carrying value) of its debt for shares of its common stock valued at approximately $143 million.

In October 2001, the Company completed through its first tier, wholly owned subsidiary, Level 3 Finance, LLC, a "Modified Dutch Auction" tender offer for a portion of the Company's senior notes and convertible subordinate notes. Level 3 Finance repurchased debt with a face value of approximately $1.7 billion, plus accrued interest, if applicable, for a total cash purchase price of approximately $731 million. Level 3 retired an additional $89 million face amount of debt securities using approximately $31 million of cash during the second quarter of 2002.

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

The Company has a $1.775 billion Senior Secured Credit Facility. As of June 30, 2002, $1.125 billion of the $1.775 billion Senior Secured Credit Facility was drawn. The balance represents the approximately $650 million revolving credit facility.

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

The Minimum Telecom Revenue covenant generally requires that the Company meet or exceed specified levels of cash revenue from communications and information services businesses generated by the Restricted Subsidiaries. The Minimum Telecom Revenue covenant is calculated quarterly on a trailing four-quarter basis and must exceed $1.65 billion for the second quarter of 2002, $2.0 billion for the third quarter of 2002, increasing to $2.3 billion in the fourth quarter of 2002, $3.375 billion in the fourth quarter of 2003, and $4.75 billion in the fourth quarter of 2004. The Restricted Subsidiaries currently include those subsidiaries engaged in the Company's communications businesses, CorpSoft, Software Spectrum and (i)Structure and certain of their subsidiaries engaged in the Company's information services businesses.

If the Company does not remain in compliance with this financial covenant, as well as certain other covenants, it could be in default of the terms of the Senior Secured Credit Facility. Under this scenario, the lenders could take actions to require repayment, and the $650 million in undrawn capacity would not be available. The Company believes, based upon management's review of the covenents and other provisions of the Senior Secured Credit Facility, that it is in full compliance with all the terms of the Senior Secured Credit Facility as of June 30, 2002.

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

On March 13, 2002 and June 18, 2002, Level 3 completed the acquisitions of CorpSoft, Inc. and Software Spectrum, Inc., respectively. CorpSoft and Software Spectrum are marketers, distributors and resellers of business software. Combined, these businesses had 2001 revenues of approximately $2.4 billion. Level 3 expects these acquisitions will enable its information services business to leverage CorpSoft's and Software Spectrum's customer base, worldwide presence and relationships to expand its portfolio of services. In addition, Level 3 expects to utilize its network infrastructure to facilitate the deployment of software to their customers.

As a result of these two transactions, the Company believes it will remain in compliance with the terms and conditions of the Senior Secured Credit Facility until at least sometime during 2004. The Company's expectation assumes that it takes no other actions, its sales remain at levels experienced during the second half of 2001, and disconnects and cancellations continue to decrease during the second half of 2002 in accordance with the Company's customer credit analysis.

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

Current economic conditions of the telecommunications and information services industry, combined with Level 3's financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices. Level 3 continues to evaluate these opportunities and could make additional acquisitions in 2002.

Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. As of June 30, 2002, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $180 million under the commercial mortgages. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages. The weighted average interest rate based on outstanding amounts under these variable rate instruments of $1.3 billion at June 30, 2002, was approximately 5.4%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 6.4%), would increase annual interest expense of the Company by approximately $13 million. At June 30, 2002, the Company had $4.64 billion of fixed rate debt bearing a weighted average interest rate of 9.17%. A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums. The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash. The Company continues to evaluate other alternatives to limit interest rate risk.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. On April 2, 2002, the Company sold approximately 46% of its holdings in Commonwealth Telephone for approximately $166 million. The market value of these investments was approximately $268 million at June 30, 2002, which is significantly higher than their carrying value of $79 million. Level 3 has also stated that it may dispose of all or part of the remaining investments in the next 12-18 months. The value received for the remaining investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $53 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company's business plan includes developing and operating a telecommunications network in Europe. As of June 30, 2002, the Company had invested significant amounts of capital in that region and will continue to expand its presence in Europe in 2002. The Company issued EURO 800 million (EURO 425 million outstanding at June 30, 2002) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries. Due to the historically low exchange rates involving the U.S. Dollar and the Euro, during the fourth quarter of 2000, Level 3 elected to set aside the remaining Euros received from the debt offerings. During the third quarter of 2001, Level 3 elected to start funding its current European investing and operating activities with the Euros that had previously been set aside. As of June 30, 2002, the Company held Euro denominated cash and cash equivalents of approximately $20 million. Other than the issuance of the Euro denominated debt and the holding of the Euros, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. Foreign exchange rate fluctuations in 2002 did not have a material effect on Level 3's results of operations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

     99.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) On April 25, 2002, the Company filed a Current Report on Form 8-K summarizing the financial results for the three months ended March 31, 2002.

     On May 2, 2002, the Company filed a Current Report on Form 8-K related to the execution of a definitive agreement to acquire Software Spectrum, Inc.

     On June 20, 2002, the Company filed a Current Report on Form 8-K related to the closing of the acquisition of Software Spectrum, Inc.

     On June 21, 2002, the Company filed a Current Report on Form 8-K announcing the engagement of KPMG LLP as the Company's new independent accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LEVEL 3 COMMUNICATIONS, INC.

Dated: August 14, 2002                         \s\ Eric J. Mortensen
                                               ----------------------------
                                               Eric J. Mortensen
                                               Vice President, Controller
                                               and Principal Accounting Officer