Form 10-Q
period 2002-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2002-11-14
CIK 794323

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

  [X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       or

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each class of the issuer's common stock, as of November 6, 2002:

                         Common Stock 422,689,028 shares

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                            Page


                         Part I - Financial Information
                         ------------------------------

Item 1.  Unaudited Financial Statements:

         Consolidated Condensed Statements of Operations                       2
         Consolidated Condensed Balance Sheets                                 3
         Consolidated Statements of Cash Flows                                 5
         Consolidated Statement of Changes in Stockholders' Deficit            7
         Consolidated Statements of Comprehensive Loss                         8
         Notes to Consolidated Condensed Financial Statements                  9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          38

                           Part II - Other Information
                           ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                  50

Item 6.  Exhibits and Reports on Form 8-K                                     50

Signatures                                                                    51

Certifications                                                                52

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (unaudited)

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                -----------------------------------------------------
(dollars in millions, except per share data)                        2002       2001          2002         2001


Revenue.........................................................    $ 1,067    $  372        $2,203       $1,207
Costs and Expenses:
   Cost of revenue..............................................        759       146         1,389          620
   Depreciation and amortization................................        201       306           601          864
   Selling, general and administrative..........................        233       316           726          993
   Restructuring and impairment charges.........................          3        --            50          111
                                                                      -----     -----         -----        -----
Total Costs and Expenses........................................      1,196       768         2,766        2,588
                                                                      -----     -----         -----        -----

Loss from Operations............................................       (129)     (396)         (563)      (1,381)

Other Income (Expense):
   Interest income..............................................          8        34            23          142
   Interest expense, net........................................       (154)     (183)         (414)        (495)
   Other, net...................................................        (29)       38            79            3
                                                                      -----     -----         -----        -----
Total Other Expense.............................................       (175)     (111)         (312)        (350)
                                                                      -----     -----         -----        -----

Loss from Continuing Operations Before Income Taxes.............       (304)     (507)         (875)      (1,731)

Income Tax Benefit..............................................         --        --           119           --
                                                                       -----    -----          -----       -----

Net Loss from Continuing Operations.............................       (304)     (507)         (756)      (1,731)

Loss from Discontinued Operations, net..........................         --       (24)           --          (66)

Extraordinary Gain on Debt Extinguishments, net.................          5        94           211           94
                                                                      -----     -----         -----        -----

Net Loss .......................................................     $ (299)   $ (437)       $ (545)    $ (1,703)
                                                                     ======    ======        ======       ======

Earnings (Loss) Per Share of Level 3 Common Stock
   (Basic and Diluted):
     Continuing operations......................................    $ (0.74)   $(1.35)      $ (1.89)     $ (4.67)
     Discontinued operations, net...............................         --     (0.07)           --        (0.18)
     Extraordinary gain on debt extinguishments, net............       0.01      0.25          0.53         0.25
                                                                      -----     -----         -----        -----
     Net loss...................................................    $ (0.73)   $(1.17)      $ (1.36)     $ (4.60)
                                                                     ======    ======        ======       ======

See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                     September 30,    December 31,
(dollars in millions, except per share data)                                              2002             2001

Assets
Current Assets:
   Cash and cash equivalents........................................................          $ 963           $1,297
   Marketable securities............................................................             --              206
   Restricted securities............................................................            541              155
   Accounts receivable, less allowances of $37 and $46, respectively................            443              239
   Current assets of discontinued Asian operations..................................             --               74
   Other.                                                                                       121               63
                                                                                              -----            -----
Total Current Assets................................................................          2,068            2,034

Property, Plant and Equipment, net..................................................          6,360            6,890

Goodwill and Intangibles, net.......................................................            375               28

Other Assets, net...................................................................            291              364
                                                                                              -----            -----
                                                                                             $9,094           $9,316
                                                                                             ======           ======

     See accompanying notes to consolidated condensed financial statements.


                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (unaudited)


                                                                                    September 30,     December 31,
(dollars in millions, except per share data)                                              2002              2001

Liabilities and Stockholders' Deficit
Current Liabilities:
   Accounts payable...............................................................            $ 560            $ 714
   Current portion of long-term debt..............................................               12                7
   Accrued payroll and employee benefits..........................................              173              162
   Accrued interest...............................................................               74               86
   Deferred revenue...............................................................              158              124
   Current liabilities of discontinued Asian operations...........................               --               74
   Other.                                                                                       234              225
                                                                                             ------           ------
Total Current Liabilities.........................................................            1,211            1,392

Long-Term Debt, less current portion..............................................            6,385            6,209

Deferred Revenue..................................................................            1,291            1,335

Accrued Reclamation Costs.........................................................               92               92

Other Liabilities.................................................................              369              353

Commitments and Contingencies

Stockholders' Deficit:
   Preferred stock, $.01 par value, authorized 10,000,000 shares: no
     shares outstanding...........................................................               --               --
   Common stock:
     Common stock, $.01 par value, authorized 1,500,000,000 shares:
       416,869,716 outstanding in 2002 and 384,703,922
       outstanding in 2001........................................................                4                4
     Class R, $.01 par value, authorized 8,500,000 shares: no
       shares outstanding.........................................................               --               --
   Additional paid-in capital.....................................................            5,939            5,602
   Accumulated other comprehensive loss...........................................             (125)            (144)
   Accumulated deficit............................................................           (6,072)          (5,527)
                                                                                             ------           ------
Total Stockholders' Deficit.......................................................             (254)             (65)
                                                                                              -----            -----
                                                                                             $9,094           $9,316
                                                                                             ======           ======

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                                Nine Months Ended
                                                                                                  September 30,

(dollars in millions)                                                                             2002        2001

Cash Flows from Operating Activities:
   Net Loss..................................................................................     $ (545)   $ (1,703)
   Loss from discontinued operations.........................................................         --          66
   Extraordinary gain on debt extinguishment, net............................................       (211)        (94)
                                                                                                   -----       -----
   Loss from continuing operations...........................................................       (756)     (1,731)
   Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
      Equity earnings........................................................................        (10)         (7)
      Depreciation and amortization..........................................................        601         864
      Induced conversion expense on convertible debt.........................................         20          --
      Dark fiber and submarine cable non-cash cost of revenue................................          3         152
      Loss on impairments....................................................................         46          61
      Writedown of investments...............................................................         --          37
      Gain on sale of assets.................................................................       (100)        (12)
      Non-cash compensation expense attributable to stock awards.............................        154         239
      Deferred revenue.......................................................................         26         576
      Accrued interest on marketable securities..............................................          4          22
      Deposits...............................................................................         --          60
      Federal income tax refunds.............................................................         --          72
      Interest expense on discount notes.....................................................         82          88
      Accrued interest on long-term debt.....................................................        (10)        (28)
      Changes in working capital items, net of amounts acquired:
         Receivables.........................................................................        107         207
         Other assets........................................................................        (45)          9
         Payables............................................................................       (475)       (475)
         Other liabilities...................................................................        (59)         63
      Other..................................................................................        (30)         34
                                                                                                   -----       -----
Net Cash (Used in) Provided by Operating Activities..........................................       (442)        231


Cash Flows from Investing Activities:
   Proceeds from sales and maturities of marketable securities...............................        200       2,770
   Purchases of marketable securities........................................................         --      (1,112)
   (Increase) decrease in restricted cash and securities, net................................       (387)         76
   Capital expenditures......................................................................       (173)     (2,225)
   Release of capital accruals...............................................................        164          --
   Purchases of assets held-for-sale.........................................................         --         (97)
   Investments, net..........................................................................        (16)         --
   McLeod business acquisition...............................................................        (51)         --
   CorpSoft acquisition, net of transaction costs and cash acquired of $34...................        (93)         --
   Software Spectrum acquisition, net of transaction costs and cash acquired of $40..........        (94)         --
   Proceeds from sale of Commonwealth Telephone shares.......................................        166          --
   Proceeds from sale of property, plant and equipment, and other assets.....................         45          47
                                                                                                   -----       -----
Net Cash Used in Investing Activities........................................................     $ (239)     $ (541)

                                   (continued)
     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)
(continued)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             -------------------------

(dollars in millions)                                                                             2002        2001

Cash Flows from Financing Activities:
   Long-term debt borrowings, net of issuance costs..........................................     $  490      $  761
   Purchases of and payments on long-term debt, including current portion....................        (98)       (116)
   Stock options exercised...................................................................         --           2
                                                                                                  ------      ------
Net Cash Provided by Financing Activities....................................................        392         647

Net Cash Used in Discontinued Operations.....................................................        (48)       (127)

Effect of Exchange Rates on Cash and Cash Equivalents........................................          3         (25)
                                                                                                  ------      ------

Net Change in Cash and Cash Equivalents......................................................       (334)        185

Cash and Cash Equivalents at Beginning of Period.............................................      1,297       1,255
                                                                                                  ------      ------

Cash and Cash Equivalents at End of Period...................................................     $  963      $1,440
                                                                                                  ======      ======


Supplemental Disclosure of Cash Flow Information:
     Income tax refunds received.............................................................     $  119      $   72
     Interest paid...........................................................................        325         175

Noncash Investing and Financing Activities:
   Common stock issued in exchange for long term debt........................................     $  161      $   61
   Long term debt principal retired by issuing common stock..................................        299         169

     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Deficit
                  For the nine months ended September 30, 2002
                                   (unaudited)


                                                                   Accumulated
                                                     Additional       Other
                                           Common      Paid-in    Comprehensive   Accumulated
(dollars in millions)                      Stock      Capital         Loss          Deficit
                                                                                                   Total

Balances at December 31, 2001...........      $     4    $ 5,602         $  (144)      $ (5,527)      $   (65)

Common Stock:
   Issued to extinguish long-term                --          161              --             --           161
      debt..............................
   Stock plan and warrant grants........         --          176              --             --           176

Net Loss................................         --           --              --           (545)         (545)

Other Comprehensive Income..............         --           --              19             --            19
                                              -----        -----           -----          -----         -----


Balances at September 30, 2002..........    $     4      $ 5,939         $  (125)      $ (6,072)      $  (254)
                                            =======      =======         =======       ========       =======


     See accompanying notes to consolidated condensed financial statements.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                                   (unaudited)


                                                                  Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                              -------------------------------------------------------
(dollars in millions)                                              2002         2001          2002          2001


Net Loss......................................................      $ (299)      $ (437)        $ (545)     $(1,703)

Other Comprehensive Income (Loss) Before Tax:
   Foreign currency translation gains (losses)................         (24)          28              6          (22)
   Unrealized holding losses arising during
     period...................................................          --            3              1            1

   Reclassification adjustment for (gains) losses
     included in net loss.....................................          16            3             12          (14)
                                                                     -----        -----          -----        -----


Other Comprehensive Income (Loss) Before Tax..................          (8)          34             19          (35)

Income Tax Benefit Related to Items of Other
   Comprehensive Income (Loss)................................          --           --             --           --

Other Comprehensive Income (Loss) Net of Taxes................          (8)          34             19          (35)
                                                                     -----        -----          -----        -----

Comprehensive Loss............................................      $ (307)      $ (403)        $ (526)    $ (1,738)
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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

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

It is the Company's policy to recognize termination revenue when certain conditions have been met. These conditions include: 1) the customer has accepted all or partial delivery of the asset or service; 2) Level 3 has received consideration for the asset or service provided; and 3) Level 3 is not legally obligated to provide additional product or services to the customer or their successor. Termination revenue is typically recognized in situations where a customer and Level 3 mutually agree to terminate all or a portion of the service provided, or the customer and/or its assets fail to emerge from bankruptcy, thus Level 3 is not obligated to provide additional service to the customer or its successor. If the conditions described above are met, the Company will recognize termination revenue equal to the fair value of consideration received, less any amounts previously recognized. Termination revenue is reported in the same manner as the original product or service provided.

Level 3 entered into joint build arrangements during the construction of its North American and European networks in which it was the sponsoring partner. These arrangements are generally characterized as fixed fee or cost sharing arrangements. For fixed-fee joint build arrangements in which Level 3 is the sponsor, the Company assumes the cost risk of completing the work for a fixed price agreed upon at the inception of the arrangement between the parties. Level 3 recognizes revenue equal to the value of the contract when construction is complete and payment is received from the joint build partner. For cost sharing arrangements each of the joint build parties shares the cost risk of completing the work. These contracts typically include provisions in which the sponsoring partner receives a management fee for construction services provided. Level 3 recognizes this management fee as revenue in the period when the contract is completed and payment is received from the joint build partner.

For the nine months ended September 30, 2002, Level 3 did not recognize revenue attributable to non-monetary exchange transactions entered into in 2002 whereby it sold IRUs, other capacity, or other services to a company from which Level 3 received communications assets or services. During the three and nine months ended September 30, 2002, $1 million and $5 million, respectively, of amortized revenue was recognized related to contracts performed in 2001.

In August 2002, the staff of the Securities and Exchange Commission ("SEC") indicated that the SEC had concluded that all non-monetary exchange transactions for telecommunications capacity should be accounted for as an exchange of assets irrespective of whether transaction involved the lease of assets. The conclusion was based on the SEC staff's view that the right to use an asset (that is, a lease), is in fact an asset and not a service contract, irrespective of whether such asset is recognized on the balance sheet. This conclusion requires that non-monetary exchange transactions for telecommunications capacity involving the exchange of one or more operating leases be recognized based on the carrying value of the assets exchanged, rather than at fair value, resulting in no recognition of revenue for the transactions. Prior to the SEC's communication on this issue, Level 3's accounting for these transactions, which resulted in Level 3 recognizing revenue, had been consistent with industry guidance for these types of transactions provided by its current independent accountants (KPMG) and its prior independent accountants (Arthur Andersen). In addition, the revenue recognition approach for these transactions that the Company followed was an acceptable practice in not only the communications industry but other industries as well. The SEC has indicated that it expects affected companies to retroactively apply this guidance to historical non-monetary exchange capacity transactions that occurred in prior years and, if appropriate, restate their financial statements.

Level 3 was a party to three transactions that involved the use of operating leases for capacity. The revenue recognized in 2001 from these transactions was $21 million and $2 million has been recognized in the first six months of 2002 from these transactions.

Taking into account the SEC's guidance, Level 3 does not believe that it is appropriate to restate its previously issued financial statements for this issue involving non-monetary transactions, as the amount of revenue recognized was not significant to the reported revenue of the Company and Level 3 has previously disclosed the nature and amount of these transactions in its previous filings with the SEC and in a press release issued on February 13, 2002. However, Level 3 ceased recognizing revenue from the three transactions involving operating leases, estimated to be approximately $1 million per quarter, in the third quarter of 2002.

The Company is obligated under dark fiber IRUs and other capacity agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party circuit costs directly attributable to the network, as well as costs of assets sold pursuant to sales-type leases. The cost of revenue associated with sales-type leases of dark fiber agreements entered into prior to June 30, 1999, was determined based on an allocation of the total estimated costs of the network to the dark fiber provided to the customers. The allocation takes into account the service capacity of the specific dark fiber provided to customers relative to the total expected capacity of the network. Changes to total estimated costs and network capacity are included prospectively in the allocation in the period in which they become known. Cost of revenue associated with the sale of transoceanic capacity that previously met the accounting requirements as sales-type leases, were also determined based on taking into account service capacity and costs incurred by Level 3 and its contractors to construct such assets.

Accounting practice and guidance with respect to the treatment of submarine dark fiber sales and terrestrial IRU agreements continue to evolve. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these transactions in the future.

The Company's information services business is comprised of two operating units:
(i)Structure, a provider of computer outsourcing and systems integration services, and Software Spectrum, Inc. ("Software Spectrum"), a distributor, marketer and reseller of business software. (i)Structure provides outsourcing services, typically through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts,
(i)Structure   recognizes   revenue  in  the  month  the  service  is  provided.
Additionally, (i)Structure provides systems integration services that help customers define, develop and implement cost-effective information systems. Revenue from the existing contracts is generally recognized on a straight-line basis and in the month the service is provided. Cost of revenue includes costs of consultants' salaries and other direct costs for (i)Structure's businesses.

Software Spectrum, which includes the operations of CorpSoft, Inc. ("CorpSoft"), is a reseller of business software. Accounting literature provides guidance to enable companies to determine whether revenues from the reselling of goods and services should be recorded on a "gross" or "net" basis. The Company believes that the facts and circumstances, particularly those involving pricing and credit risk indicate that the majority of Software Spectrum's sales should be recorded on a "gross" basis. The latitude and ability of Software Spectrum to establish the selling price to the customer is a clear indication of "gross" revenue reporting. The assumption of credit risk is another important factor in determining "gross" versus "net" reporting. Software Spectrum has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from its customers. Software Spectrum is also solely responsible for determining the creditworthiness of its customers.

Software Spectrum recognizes revenue from software sales at the time of product shipment, or in accordance with terms of licensing contracts, when the price to the customer is fixed, and collectibility is reasonably assured. Revenue from maintenance contracts is recognized when invoiced, the license period has commenced, when the price to the customer is fixed, and collectibility is reasonably assured, as Software Spectrum has no material costs or future obligations associated with future performance under these maintenance contracts. Consulting service revenue is recognized on a time and materials basis or percentage of completion basis. Advance billings are recorded as deferred revenue until services are provided. Cost of revenues includes direct costs of the licensing activity, costs to purchase and distribute software and direct costs to provide consulting services. The costs directly attributable to advance billings are deferred and included in Other Current Assets on the Consolidated Condensed Balance Sheet. Rebate income received from software publishers is recognized in the period in which the rebate is earned and reflected as a reduction of cost of revenue.

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

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning January 1, 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Goodwill attributable to equity method investments is no longer amortized but is still subject to impairment analysis using existing guidance for equity method investments. For the goodwill and intangible assets in place as of December 31, 2001, the adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or its financial position. The Company believes the impact of SFAS No. 142 will not have a material effect on accounting for future acquisitions. (See Notes 2 and 8)

In June 2001, the FASB also approved SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will be effective for the Company beginning on January 1, 2003. The Company expects that its coal mining business will be affected by this standard and is currently evaluating the potential effect of SFAS No. 143 on its future results of operations and financial position.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities (excluding an entity newly acquired in a business combination), often referred to as "restructuring costs", and nullifies prior accounting guidance with respect to such costs. This Statement will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Under previous guidance, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Instead, exit and disposal costs will be recorded when they are incurred and can be measured at fair value, and related liabilities will be subsequently adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 shall be effective for exit or disposal activities initiated after December 31, 2002, with no retroactive restatement allowed. Early application is permitted. Level 3's management continues to review portions of its communications business and other businesses to determine how those businesses will assist with the Company's focus on delivery of communications and information services and reaching free cash flow breakeven. If the Company elects to exit these businesses, the costs required to exit or dispose of these businesses will not be recorded until they are actually incurred. Level 3 is unable to determine at this time whether these costs will be incurred or whether they will be material to its results of operations or financial position.

In September 2002, the Emerging Issues Task Force "EITF" addressed the accounting for convertible debt for equity exchanges in Issue 02-15: Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84. The EITF concluded in EITF 02-15 that these types of transactions should be accounted for as induced conversions in accordance with FASB No. 84, "Induced Conversions of Convertible Debt" ("SFAS No. 84"). SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. The accounting is to be applied prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus. The Company applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed during the third quarter.

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

2.  Acquisitions

On January 24, 2002, Level 3 completed the acquisition of the wholesale dial-up access business of McLeodUSA Incorporated for approximately $51 million in cash consideration and the assumption of certain operating liabilities related to that business. The acquisition includes customer contracts, approximately 350 POPs (Points of Presence) and related facilities across the U.S., equipment, underlying circuits and certain employees. The acquisition enables Level 3 to provide managed modem services in all 50 states with a coverage area that includes approximately 80 percent of the United States population, up from 37 states, and approximately 57 percent of the United States population. The preliminary allocation of the purchase price resulted in the cash consideration plus assumed liabilities exceeding the fair value of the identifiable tangible and intangible assets acquired by approximately $34 million, which is recorded as goodwill. In accordance with SFAS No. 142, the goodwill will be assessed annually for impairment and will not be amortized. The results of operations attributable to the McLeod assets and liabilities are included in the condensed statement of operations from the date of acquisition.

On March 13, 2002, the Company acquired privately held CorpSoft, Inc., a major distributor, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction is valued at approximately $94 million, adjusted for CorpSoft's $34 million cash position on the acquisition date. The $128 million cash purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $130 million based on an independent formal valuation of the value of the assets and liabilities acquired.

On June 18, 2002, the Company completed the acquisition of Software Spectrum, Inc., a global provider, marketer and reseller of business software. Software Spectrum shareholders received $37 in cash from Level 3 for each share of Software Spectrum common stock. The total cash consideration, including outstanding options and expected transaction costs, was approximately $136 million. The transaction is valued at approximately $96 million, adjusted for Software Spectrum's $40 million cash position on the acquisition date. The $136 million purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $75 million based on an independent formal valuation of the value of the assets and liabilities acquired.

The results of CorpSoft and Software Spectrum's operations are included in the condensed statement of operations from the dates of acquisition. On a pro-forma basis, CorpSoft and Software Spectrum would have had combined annual revenues of approximately $2.4 billion for the most recent fiscal year. Level 3 expects these acquisitions will enable its information services business to leverage CorpSoft and Software Spectrum's customer base, worldwide presence and relationships to expand its portfolio of services. The Company believes that communications price performance will improve more rapidly than computing and data storage price performance. As a result, companies will, over time seek to gain information technology operating efficiency by acquiring software functionality and data storage capability as commercial services purchased and then delivered over broadband networks such as the Level 3 network. In addition, Level 3 expects to utilize its network infrastructure to facilitate the deployment of software to CorpSoft and Software Spectrum's customers.

The following is pro-forma financial information of the Company assuming the acquisitions of McLeod, CorpSoft and Software Spectrum had occurred at the beginning of each period presented:

                                                                                  Pro-Forma
                                                           ---------------------------------------------------------
                                                                     Nine Months Ended              Year Ended
(dollars in millions, except per share data)                  September 30,     September 30,      December 31,
                                                                   2002              2001              2001

Revenue ...................................................         $2,826            $2,909            $4,015
Loss from Continuing Operations............................           (762)           (1,795)           (5,579)
Net Loss...................................................           (551)           (1,812)           (5,109)
Net Loss per Share.........................................          (1.38)            (4.89)           (13.67)



The following are the assets and liabilities acquired in the McLeod, CorpSoft and Software Spectrum transactions as of their respective acquisition dates:

                                                                                                         Software
 (dollars in millions)                                                          McLeod      CorpSoft     Spectrum

Assets:
   Cash and cash equivalents.................................................      $ --            $ 34      $ 40
   Accounts receivable.......................................................        --             151       130
   Other current assets......................................................        --              18         3
   Property, plant and equipment, net........................................        19               6        13
   Identifiable intangibles..................................................        49              26        49
   Goodwill..................................................................        34             130        75
   Other assets..............................................................        --               6         1
                                                                                    ---             ---       ---

Total Assets.................................................................       102             371       311

Liabilities:
   Accounts payable..........................................................        --             182       138
   Accrued payroll...........................................................        --              19        19
   Other current liabilities.................................................        43               6        18
   Current portion of long-term debt.........................................         8              19        --
   Other liabilities.........................................................        --              17        --
                                                                                    ---             ---       ---
Total Liabilities............................................................        51             243       175
                                                                                    ---             ---       ---

Purchase Price...............................................................      $ 51           $ 128     $ 136
                                                                                  =====           =====     =====



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

The transaction closed on January 18, 2002. As of December 31, 2001, the net carrying value of Level 3's Asian assets was approximately $465 million. In accordance with SFAS No. 144, in the fourth quarter of 2001, Level 3 recorded an impairment loss on these assets held for sale within discontinued operations, equal to the difference between the carrying value of the assets and their fair value. Based upon the terms of the agreement, the Company also accrued approximately $51 million in certain capital obligations it retained for the two submarine systems to be sold to Reach, and estimated transaction costs. As of September 30, 2002, approximately $3 million of the total accrual had not yet been paid.

The 2002 operating results through the transaction date were not significant. The following is the summarized results of operations for the three and nine months ended September 30, 2001 for the discontinued Asian operations:

                                                                      Three Months Ended       Nine Months Ended
(dollars in millions)                                                 September 30, 2001       September 30, 2001

Revenue............................................................           $  3                      $  6
Costs and Expenses:
   Cost of revenue.................................................             (4)                       (9)
   Depreciation and amortization...................................             (8)                      (18)
   Selling, general and administrative.............................            (15)                      (45)
                                                                               ---                       ---
     Total costs and expenses......................................            (27)                      (72)
                                                                               ---                       ---

Loss from Discontinued Operations..................................          $ (24)                    $ (66)
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

The following is summarized financial information for the discontinued Asian operations as of December 31, 2001 (dollars in millions):

Financial Position

Current Assets:
   Cash and cash equivalents................................................$ 34
   Restricted securities....................................................  17
   Receivables..............................................................  21
   Other....................................................................   2
                                                                            ----
Total Current Assets........................................................$ 74
                                                                            ====

Current Liabilities:
   Accounts payable and accrued liabilities.................................$ 58
   Current portion of long-term debt........................................   8
   Deferred revenue.........................................................   6
   Other....................................................................   2
                                                                            ----
Total Current Liabilities..................................................$  74
                                                                           =====

Net Assets ................................................................$  --
                                                                           =====
4.  Restructuring and Impairment Charges

In 2001, the Company announced that due to the duration and severity of the slowdown in the economy and the telecommunications industry, it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy recovers. As a result of these actions, the Company reduced its global work force, primarily in the communications business in the United States and Europe by approximately 2,700 employees. Restructuring charges of approximately $10 million, $40 million and $58 million were recorded in the first, second and fourth quarters of 2001, respectively, of which $66 million related to staff reduction and related costs and $42 million to real estate lease termination costs. In total, the Company has paid $66 million in severance and related fringe benefit costs and $17 million in lease termination costs as of September 30,

2002 for these actions. The Company was able to record benefits of $2 million and $6 million for the three and nine month periods ending September 30, 2002, respectively, due to the successful termination of European leases for less than had originally been estimated and included it in Restructuring and Impairment Charges in the consolidated condensed statement of operations. Lease termination obligations of $19 million are expected to be substantially paid by December 31, 2002.

In the second quarter of 2002, Level 3 recorded a restructuring charge of $3 million and a non-cash impairment charge of $44 million. The $3 million restructuring charge was attributable to the costs associated with an additional workforce reduction of approximately 200 employees in the communications business in North America and Europe. As of September 30, 2002, the company had paid $3 million in costs associated with the additional workforce reduction. The Company recorded an impairment charge of $44 million related to an operating colocation facility near Boston, as well as excess communications inventory and certain corporate facilities in Colorado, which are classified as held for sale in other non-current assets. As a result of the completion of additional colocation space in Boston by other providers, the continued overabundance of communications equipment in the secondary markets, and the soft demand for office space in the metropolitan Denver area, the Company believes that these assets are obsolete and that the estimated future undiscounted cash flows attributable to these assets will be insufficient to recover their current carrying value. The new carrying values of these assets are based on offers received from third parties for the real estate properties or actual sales of similar communications assets.

In the third quarter of 2002, the Company recorded a restructuring charge of $5 million primarily for severance and employee related costs associated with the integration of CorpSoft and Software Spectrum. Approximately 100 employees, primarily in Boston, were affected by the workforce reduction.

Level 3 continues to conduct a comprehensive review of its communications assets, specifically assets deployed along its intercity network and in its gateway facilities. It is possible that additional communications equipment may be identified as obsolete or excess and additional impairment charges recorded to reflect the realizable value of these assets in future periods.

5.   Loss Per Share

The Company had a loss from continuing operations for the three and nine months ended September 30, 2002 and 2001, respectively. Therefore, the dilutive effect of the approximately 158 million and 17 million shares at September 30, 2002 and 2001, respectively, attributable to the three series of convertible subordinated notes and the approximately 56 million and 41 million stock-based awards and warrants outstanding at September 30, 2002 and 2001, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the earnings (loss) per share calculations for the Level 3 common stock:

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                -----------------------------------------------------
(dollars in millions, except per share data)                         2002         2001          2002        2001


Net Loss from Continuing Operations.............................     $  (304)    $  (507)      $  (756)     $(1,731)
Discontinued Operations, net....................................          --         (24)           --          (66)
Extraordinary Gain on Debt Extinguishments, net.................           5          94           211           94
                                                                      ------       ------       ------       ------
Net Loss........................................................     $  (299)    $  (437)      $  (545)     $(1,703)
                                                                      ======       ======       =======      ======

Total Number of Weighted Average Shares Outstanding
  used to Compute Basic and Dilutive Earnings Per
  Share (in thousands) .........................................     410,898     375,638       400,371      370,582

Earnings (Loss) Per Share of Level 3 Common Stock
   (Basic and Diluted):
     Continuing operations......................................     $ (0.74)    $ (1.35)      $ (1.89)     $ (4.67)
     Discontinued operations, net...............................          --       (0.07)           --        (0.18)
     Extraordinary gain on debt extinguishments, net............        0.01        0.25          0.53         0.25
                                                                      ------      ------        ------       ------
     Net loss...................................................     $ (0.73)    $ (1.17)      $ (1.36)     $ (4.60)
                                                                      ======      ======        ======       ======

6.    Receivables

Receivables at September 30, 2002 and December 31, 2001 were as follows:

                                                     Information
(dollars in millions)            Communications        Services          Coal           Other           Total

September 30, 2002
Accounts Receivable - Trade:
   Services...................               $  89          $  356           $  11           $  2           $  458
   Upfront Dark Fiber.........                  --              --              --             --               --
Joint Build Costs.............                  11              --              --             --               11
Other Receivables.............                  11              --              --             --               11
Allowance for Doubtful
   Accounts...................                 (30)             (7)             --             --              (37)
                                             -----           -----           -----          -----            -----
                                             $  81          $  349           $  11           $  2           $  443
                                             =====           =====           =====          =====            =====

December 31, 2001
Accounts Receivable - Trade:
   Services...................              $  171           $  21           $  11           $  1           $  204
   Upfront Dark Fiber.........                  23              --              --             --               23
Joint Build Costs.............                  33              --              --             --               33
Other Receivables.............                  25              --              --             --               25
Allowance for Doubtful
   Accounts...................                 (43)             (3)             --              --             (46)
                                             -----           -----           -----           -----           -----
                                            $  209           $  18           $  11            $  1          $  239
                                             =====           =====           =====           =====           =====

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

7.   Property, Plant and Equipment, net

The Company has substantially completed the construction of its communications network. Costs associated directly with the uncompleted network, including employee related costs, have been capitalized, and interest expense incurred during construction was capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction (Note 10). The Company generally capitalizes operating expenses associated with network construction, provisioning of services and software development. Capitalized operating expenses associated with employees working on capital projects were approximately $12 million and $53 million for the three and nine months ended September 30, 2002. Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

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

During 2002, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $50 million and $164 million of capital accruals for the three and nine months ended September 30, 2002 that had previously been reported as property, plant and equipment. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts which can result in changes to estimated costs of the construction projects.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

                                                                                    Accumulated         Book
(dollars in millions)                                                   Cost       Depreciation         Value

September 30, 2002

Land and Mineral Properties......................................            $ 193         $  (15)            $ 178
Facility and Leasehold Improvements
   Communications................................................            1,377           (105)            1,272
   Information Services..........................................               27             (5)               22
   Coal Mining...................................................               65            (63)                2
   CPTC..........................................................               92            (16)               76
Network Infrastructure...........................................            4,149           (345)            3,804
Operating Equipment
   Communications................................................            1,382           (593)              789
   Information Services..........................................               80            (50)               30
   Coal Mining...................................................               81            (72)                9
   CPTC..........................................................               18            (12)                6
Network Construction Equipment...................................               50            (17)               33
Furniture, Fixtures and Office Equipment.........................              181           (129)               52
Construction-in-Progress.........................................               87             --                87
                                                                            ------         ------            ------
                                                                            $7,782       $ (1,422)           $6,360
                                                                            ======         ======            ======


December 31, 2001

Land and Mineral Properties......................................            $ 203         $  (16)            $ 187
Facility and Leasehold Improvements
   Communications................................................            1,423            (22)            1,401
   Information Services..........................................               26             (5)               21
   Coal Mining...................................................               65            (62)                3
   CPTC..........................................................               92            (14)               78
Network Infrastructure...........................................            4,111           (107)            4,004
Operating Equipment
   Communications................................................            1,159           (390)              769
   Information Services..........................................               69            (41)               28
   Coal Mining...................................................               82            (72)               10
   CPTC..........................................................               18            (11)                7
Network Construction Equipment...................................               67            (17)               50
Furniture, Fixtures and Office Equipment.........................              173            (81)               92
Construction-in-Progress.........................................              240             --               240
                                                                            ------          ------           ------
                                                                            $7,728         $ (838)           $6,890
                                                                            ======         ======            ======

Depreciation expense was $195 million and $585 million for the three and nine months ended September 30, 2002, respectively. Depreciation expense was $298 and $823 for the three and nine months ended September 30, 2001, respectively.

8.  Goodwill and Intangibles, Net

As of September 30, 2002, $70 million, $155 million and $122 million of goodwill and intangibles, net of amortization, are attributable to the McLeod, CorpSoft and Software Spectrum acquisitions, respectively.

Level 3 completed the acquisition of McLeod's wholesale dial-up business on January 24, 2002. The Company has attributed approximately $49 million of the purchase price to customer contracts with an amortization period equal to the term of the primary contract or approximately 30 months. The purchase price in excess of the fair value allocated to identifiable tangible and intangible assets resulted in goodwill of $34 million that will be assessed at least annually for impairment in accordance with SFAS No. 142.

The acquisition of CorpSoft was completed on March 13, 2002. The $128 million cash purchase price, including transaction costs, exceeded the fair value of the net assets by approximately $130 million based on a third party formal valuation of the assets and liabilities acquired. The Company has attributed approximately $26 million of the purchase price to a customer relationship intangible asset with an amortization period equal to ten years. The $130 million residual amount of goodwill will be assessed at least annually for impairment in accordance with SFAS No. 142.

On June 18, 2002, the Company completed the acquisition of Software Spectrum, Inc. The $136 million purchase price, including transaction costs, exceeded the fair value of the net assets by approximately $75 million based on a third party formal valuation of the assets and liabilities acquired. The Company has attributed approximately $49 million of the purchase price to a customer relationship intangible asset with an amortization period equal to ten years. The $75 million residual amount of goodwill will be assessed at least annually for impairment in accordance with SFAS No. 142.

Intangible asset amortization expense was $6 million and $16 million for the three and nine months ended September 30, 2002, respectively. Goodwill and intangible asset amortization expense, excluding amortization expense attributable to equity method investees, was $8 million and $41 million for the three and nine months ended September 30, 2001, respectively. The Company amortized $17 million of goodwill attributable to the 1998 acquisition of XCOM Technologies, Inc. for the nine months ended September 30, 2001. Goodwill attributable to this investment has not been amortized in 2002 as a result of the adoption of SFAS No. 142.

The following is pro-forma financial information of the Company assuming that SFAS No. 142 had been in effect in 2001:

                                                                                                      Adjusted
                                                                                     Goodwill           Net
(dollars in millions)                                             As Reported      Amortization        Income
Three Months Ended September 30, 2001
   Net Loss Before Extraordinary Items........................   $      (531)      $      6           $    (525)
   Net Loss...................................................          (437)             6                (431)


   Per Share:
      Net Loss Before Extraordinary Items.....................         (1.42)                             (1.40)
      Net Loss................................................         (1.17)                             (1.15)


Nine Months Ended September 30, 2001
   Net Loss Before Extraordinary Items........................   $    (1,797)      $     35           $  (1,762)
   Net Loss...................................................        (1,703)            35              (1,668)

   Per Share:
      Net Loss Before Extraordinary Items.....................         (4.85)                             (4.76)
      Net Loss................................................         (4.60)                             (4.50)

The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2002 - $23 million; 2003 - $27 million; 2004 - $19 million; 2005 - $8 million and 2006 - $8 million.

9.  Other Assets, Net

At September 30, 2002 and December 31, 2001 other assets consisted of the following:

                                                                                   September 30,    December 31,
(dollars in millions)                                                                  2002             2001

Investments ....................................................................              $ 88             $127
Debt Issuance Costs, net........................................................               103              113
Prepaid Network Assets..........................................................                13               16
CPTC Deferred Development and Financing Costs...................................                19               20
Assets Held for Sale............................................................                49               62
Employee and Officer Notes Receivable...........................................                 5               10
Other...........................................................................                14               11
                                                                                              ----             ----
                                                                                              $291             $359
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

On September 30, 2002, Level 3 owned approximately 24% and 25% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $14 million and $200 million, respectively, on September 30, 2002.

During 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. If RCN becomes profitable, Level 3 will not record its equity in RCN's profits until unrecorded equity in losses has been offset. The Company's investment in RCN, including goodwill, was zero at September 30, 2002 and December 31, 2001. The Company did not recognize approximately $41 million and $357 million of suspended equity losses attributable to RCN for the three and nine months ended September 30, 2002, respectively, bringing the total amount of suspended equity losses to approximately $628 million at September 30, 2002.

The Company recognizes gains from the sale, issuance and repurchase of stock by its equity method investees in its statements of operations. The Company did not recognize any gains for the nine months ended September 30, 2002 or 2001 and does not expect to recognize future gains on RCN stock activity until the suspended equity losses are recognized by the Company.

The following is summarized financial information of RCN for the three and nine months ended September 30, 2002 and 2001, and as of September 30, 2002 and December 31, 2001 (dollars in millions).

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                     ---------------------------------------------------------------
                                                          2002           2001          2002           2001
Operations:
RCN Corporation:
     Revenue ..................................          $ 114          $ 104          $ 340           $ 296
     Net loss available to common shareholders.           (169)          (112)        (1,412)         (1,046)

Level 3's Share:
     Net loss..................................           $ --           $ --           $ --            $ --
     Goodwill amortization.....................             --             --             --              --
                                                          ----           ----           ----            ----
                                                          $ --           $ --           $ --            $ --
                                                          ====           ====           ====            ====
                                                                                    September 30,     December 31,
                                                                                        2002              2001
Financial Position:
Current Assets..................................................................          $ 471             $ 956
Other Assets .                                                                            1,607             2,647
                                                                                          -----             -----
   Total assets.................................................................          2,078             3,603

Current Liabilities.............................................................            302               358
Other Liabilities...............................................................          1,710             1,884
Minority Interest...............................................................              1                51
Preferred Stock.................................................................          2,263             2,142
                                                                                          -----             -----
   Total liabilities and preferred stock........................................          4,276             4,435
                                                                                          -----             -----
     Common shareholders' deficit...............................................        $(2,198)          $  (832)
                                                                                        =======           =======

On April 2, 2002, Eldorado Equity Holdings, Inc., an indirect, wholly owned subsidiary of Level 3 Communications, Inc., completed the sale of 4,898,000 shares of common stock of Commonwealth Telephone in an underwritten public offering. The 4,898,000 shares represent approximately 46 percent of Level 3's economic ownership of Commonwealth Telephone. Eldorado Equity Holdings received net proceeds of approximately $166 million and recognized a gain on the sale of approximately $102 million in the second quarter of this year and is included in Other, net on the consolidated condensed statement of operations. As a result of the transaction, the Company owns approximately 25% of the total Commonwealth Telephone shares outstanding as of September 30, 2002.

The Company's investment in Commonwealth Telephone, including goodwill, was $82 million and $121 million at September 30, 2002 and December 31, 2001, respectively.

The Company previously made investments in certain public and private companies in connection with those entities agreeing to purchase various services from the Company. The Company recorded a charge of $37 million during the first six months of 2001, for an other-than temporary decline in the value of such investments, which is included in Other, net on the consolidated condensed statements of operations due to the decline in market value and business opportunities of the investments. Future appreciation will be recognized only upon sale or other disposition of these securities. The carrying amount of the investments was zero at September 30, 2002 and December 31, 2001. The Company provided services to entities participating in this program of $1 million and $2 million for the three and nine months ended September 30, 2002, respectively. The Company provided services valued at approximately $3 million and $11 million related to this program for the three and nine months ended September 30, 2001, respectively. As of September 30, 2002, the Company had deferred revenue obligations of $4 million with respect to these transactions.

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

Loans outstanding from certain employees and officers of the Company totaled $5 million at September 30, 2002. The loans are generally secured by Level 3 common stock or other personal assets of the borrower and bear interest at the prime rate on December 31, 2001, or 4.75%.

10.  Long-Term Debt

At September 30, 2002 and December 31, 2001, long-term debt was as follows:

                                                                                  September 30,    December 31,
(dollars in millions)                                                                 2002            2001

Senior Secured Credit Facility:
   Term Loan Facility
     Tranche A (5.04% due 2007).................................................           $ 450            $ 450
     Tranche B (6.04% due 2008).................................................             275              275
     Tranche C (6.32% due 2008).................................................             400              400
Senior Notes (9.125% due 2008)..................................................           1,388            1,430
Senior Notes (11% due 2008).....................................................             433              442
Senior Discount Notes (10.5% due 2008)..........................................             629              583
Senior Euro Notes (10.75% due 2008).............................................             314              307
Senior Discount Notes (12.875% due 2010)........................................             368              386
Senior Euro Notes (11.25% due 2010).............................................             102               93
Senior Notes (11.25% due 2010)..................................................             124              129
Convertible Subordinated Notes (6.0% due 2009)..................................             413              612
Convertible Subordinated Notes (6.0% due 2010)..................................             671              728
Junior Convertible Subordinated Notes (9% due 2012) ............................             500               --
Commercial Mortgages:
     GMAC (4.22% due 2003)......................................................             120              120
     iStar (8.5% due 2002-2004).................................................              59              112
CPTC Long-term Debt (with recourse only to CPTC):
   (7.63% due 2004-2028)........................................................             140              140
Software Spectrum Debt..........................................................               7               --
Other...........................................................................               4                9
                                                                                           -----            -----
                                                                                           6,397            6,216
   Less current portion.........................................................             (12)              (7)
                                                                                           -----            -----
                                                                                          $6,385           $6,209
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

In August 2002, the SEC notified certain public companies and accounting firms that it was reviewing the accounting treatment for certain transactions involving the conversion of convertible debt pursuant to inducements made to prompt conversion of the debt to equity securities of the issuer. The SEC acknowledged that there was diversity in accounting practice and asked the Emerging Issues Task Force of the Financial Accounting Standards Board to address the issue as part of its September 2002 agenda.

In September 2002, the EITF issued 02-15, "Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84"). The EITF concluded that these types of transactions should be accounted for as induced conversions in accordance with SFAS No. 84. SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. In addition, under SFAS No. 84, an extraordinary gain or loss, as applicable, is not recorded upon the conversion of convertible debt. The accounting is to be applied prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus. The Company applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed during the third quarter of 2002.

In the third quarter of 2002, the Company purchased $50 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $13 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company issued approximately five million shares of its common stock with a market value of approximately $25 million. The value of securities issuable pursuant to original conversion privileges was approximately $5 million. Therefore, pursuant to the provisions of SFAS No. 84, a debt conversion expense of $20 million was recorded and is included in Other income (expense) in the consolidated condensed statement of operations.

The Company purchased $12 million aggregate principal amount of its 9.125% Senior Notes during the third quarter of 2002. The Company issued approximately one million shares of its common stock worth approximately $7 million in exchange for these senior notes. The transaction was accounted for as an extinguishment of debt, in accordance with APB No. 26, "Early Extinguishment of Debt". The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $5 million and was recorded as an extraordinary item in the consolidated condensed statement of operations.

For the nine months ended September 30, 2002, the Company purchased $186 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $48 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company issued approximately 16 million shares of its common stock worth approximately $77 million in exchange for the convertible debt. Transactions completed prior to July 1, 2002 were accounted for as extinguishments of debt, in accordance with APB No. 26 and an extraordinary net gain of approximately $114 million was recorded.

In the second quarter of 2002, the Company purchased $75 million face value ($53 million carrying value) of its 12.875% Senior Discount Notes due 2010. The Company issued approximately five million shares of its common stock worth approximately $19 million in exchange for the discount notes. The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $33 million and was recorded as an extraordinary item in the consolidated condensed statement of operations.

In February 2002, the Company's first-tier, wholly owned subsidiary, Level 3 Finance, LLC purchased $89 million principal amount of Company debt for cash of $31 million. The net gain on the extinguishments of the debt, including transaction costs, realized foreign currency gains and unamortized debt issuance costs, was approximately $59 million and was recorded as an extraordinary item in the consolidated condensed statement of operations.

The following information summarizes the cash repurchases of long-term debt:

                                                                             Principal Amount
                                                                             at Maturity             Actual Weighted
                                                                             Repurchased             Average Purchase
                                                                             ($ millions)            Price/$1,000

Senior Notes (9.125%)......................................................          $ 30             $ 381
Senior Notes (11%).........................................................             8               423
Senior Euro Notes (10.75%).................................................            23               422
Senior Euro Notes (11.25%).................................................             1               405
Senior Notes (11.25%)......................................................             5               415
Convertible Subordinated Notes (due 2010)..................................             8               184
Convertible Subordinated Notes (due 2009)..................................            14               195
                                                                                     ----
                                                                                     $ 89
                                                                                     ====

     Assumes 1EURO = .87 USD

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

In August 2002, Level 3 and the Lenders amended the terms of the Senior Secured Credit Facility. Modifications to the Credit Facility, per the terms of the amendment, include, but are not limited to, the following:

     o Increased flexibility for the Company to pursue acquisitions for cash consideration;
     o    Removal of two revenue-based financial covenants;
     o Modification of an Adjusted EBITDA-based covenant in accordance with the Company's current business plan;
     o Reduction of the $650 million undrawn revolving credit facility by $500 million to $150 million, with restrictions on availability;
     o Maintenance of minimum cash balance, generally equal to $525 million, of which $400 million is pledged to the banks; and
     o    Increase of 0.5% per year to the cost of borrowing

The remaining financial covenants contained in the credit agreement will now be calculated on a consolidated basis, but those calculations will exclude the Company's toll road operations. Certain modifications were also made to the Total Leverage Ratio covenant (which is defined in the agreement as the ratio of Total Debt to Adjusted EBITDA) in accordance with the Company's current business plan. In addition, this covenant will now be tested on a trailing twelve-month basis beginning on June 30, 2004, with a maximum allowable level of 11.5x, versus the original maximum allowable level of 6.0x beginning on December 31, 2004. Certain other covenants have also been modified.

The Company is required to maintain a minimum cash balance, generally equal to $525 million. No default under the Senior Secured Credit Facility shall be deemed to have occurred with respect to the minimum cash balance test if, within a six month period following the date on which the cash balance falls below $525 million, the Company again attains a cash balance greater than or equal to $525 million.

Additionally, the Company is required to pledge to the lenders under the Senior Secured Credit Facility $400 million of the minimum cash balance. The Company shall be deemed to be in default under the Senior Secured Credit Facility if the cash balance of the restricted subsidiaries falls below $450 million.

Due to the reduced borrowing capacity of the revolving credit facility, existing debt issuance costs were written off in proportion to the decrease in the borrowing capacity. Approximately $6 million of the total $7 million of unamortized existing debt issuance costs, related to the revolving credit facility, were included in interest expense during the third quarter 2002. In addition, approximately $5 million of direct costs and bank fees incurred to amend the Credit Facility were included in interest expense during the third quarter 2002. Approximately $7 million of costs incurred to amend the Credit Facility were capitalized and will be amortized over the life of the Credit Facility.

The Senior Secured Credit Facility, as amended, is comprised of a senior secured revolving credit facility in the amount of $150 million and a three-tranche senior secured term loan facility aggregating $1.125 billion. The secured term loan facility consisted of a $450 million tranche A, a $275 million tranche B and a $400 million tranche C term loan facility, all of which have been fully drawn and are outstanding as of December 31, 2001 and September 30, 2002. In the amendment, the Company agreed to reduce the amount of the undrawn senior secured revolving credit facility portion from $650 million to $150 million. Of the $150 million, $50 million is available immediately for letters of credit and the remaining $100 million becomes available after August 30, 2003 provided that the Company has satisfied an incurrence test that is related to a pro forma fixed charge coverage ratio. As of September 30, 2002, the Company had approximately $8 million in letters of credit outstanding under this agreement.

The Senior Secured Credit Facility, as amended, has customary covenants, or requirements, that the Company and certain of its subsidiaries must meet to remain in compliance with the contract. If the Company does not remain in compliance with the covenants, it could be in default under the terms of the Senior Secured Credit Facility. In this event, the lenders could take actions to require repayment.

As of September 30, 2002, Level 3 had not borrowed any funds under the $150 million revolving credit facility. The availability of funds and any requirement to repay previously borrowed funds is contingent upon the continued compliance with the relevant debt covenants. The Company believes, based upon management's review of the amended covenants and other provisions of the Senior Secured Credit Facility, that it is in full compliance with all the terms of the Senior Secured Credit Facility as of September 30, 2002.

A full copy of the Senior Secured Credit Facility was filed by the Company with the Securities and Exchange Commission on a Current Report on Form 8-K dated August 26, 2002.

Junior Convertible Subordinated Notes

On July 8, 2002, the Company sold $500 million aggregate principal amount of 9% Junior Convertible Subordinated Notes due 2012 to entities controlled by three institutions: Longleaf Partners Funds, Berkshire Hathaway, Inc., and Legg Mason, Inc. Level 3 intends to use the net proceeds of approximately $488 million, after transactions costs of $12 million, for general corporate purposes, including potential acquisitions relating to industry consolidation opportunities, capital expenditures and working capital. The notes, which mature in 10 years, pay 9% cash interest annually, payable quarterly beginning October 15, 2002. The notes are convertible, at the option of the holders, into Level 3 common stock at any time at a conversion price of $3.41, subject to certain adjustments, which could result in the issuance of approximately 147 million common shares. The notes are convertible at the Company's option into convertible preferred stock under certain conditions and circumstances. The convertible notes rank junior to substantially all of the Level 3 Communications, Inc.'s outstanding indebtedness.

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

85 Tenth Avenue, LLC is a single purpose entity organized solely to own, hold, sell, lease, transfer, exchange, operate and manage the New York Gateway facility. Under the terms of the original loan agreement, 85 Tenth Avenue, LLC was not to engage in any business other than the ownership management, maintenance and operation of the New York Gateway facility. Under the terms of the original loan agreement, the Company was required to build out the entire building for colocation space by March 1, 2002. The Company has elected not to complete the build-out of the New York Gateway facility due to the excess capacity in the local market. The amendment reduced the scope of originally contemplated build-out and requires the Company to obtain a permanent certificate of occupancy by December 31, 2002. Under certain conditions, this date can be extended by iStar to September 30, 2003.

Approximately $6 million of debt issuance costs related to this loan agreement were capitalized and are being amortized as interest expense over the term of the iStar Mortgage.

Software Spectrum

Certain foreign subsidiaries of the information services business have factoring arrangements with a local financial institution. These agreements allow Software Spectrum to sell up to EURO17.5 million of certain accounts receivable from customers, with recourse to the Company, to the local financial institution. In addition, certain foreign affiliates have overdraft facility arrangements with local institutions. At September 30, 2002, borrowings related to these agreements were approximately $7 million.

The debt instruments above contain certain covenants with which the Company believes it is in full compliance as of September 30, 2002.

The Company capitalized $1 million and $58 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the three and nine months ended September 30, 2001, respectively. No interest expense or amortized debt issuance costs were capitalized for the nine months ended September 30, 2002.

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

The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award. The Company recognized a total of $154 million and $239 million of non-cash expense for the nine months ended September 30, 2002 and 2001, respectively. Included in discontinued operations for the nine months ended September 30, 2001 is $5 million of non-cash compensation expense. In addition, the Company capitalized $6 million and $13 million of non-cash compensation for those employees directly involved in the construction of the network or development of the business support systems for the nine months ended September 30, 2002 and 2001, respectively.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2002 and 2001.

                                          Three Months Ended               Nine Months Ended
                                          September 30,                     September 30,
                                          -------------                     -------------
(dollars in millions)                     2002              2001             2002             2001
                                          ----              ----             ----             ----

NQSO.................................     $ --            $  2              $ --            $  7
Warrants.............................        4               2                 9               8
OSO..................................       22              59               101             178
C-OSO................................       10              16                34              43
Restricted Stock.....................       --              --                 1               2
Shareworks Match Plan................        2               3                 9               8
Shareworks Grant Plan................        1               2                 6               6
                                         -----           -----             -----           -----
                                            39              84               160             252
Capitalized Noncash Compensation.....       (2)             (4)               (6)            (13)
                                         -----           -----             -----           -----
                                            37              80               154             239
Discontinued Asian Operations........       --               2                --               5
                                         -----           -----             -----           -----
                                          $ 37           $  82             $ 154           $ 244
                                         =====           =====             =====           =====


The Level 3 1995 Stock Plan ("the Stock Plan") reserved 70 million shares for issuance upon the exercise of stock-based awards. On July 24, 2002, the Company's stockholders approved an amendment to the Company's 1995 Stock Plan increasing the number of shares of common stock reserved for issuance under the Stock Plan by 50 million shares. The total number of shares now available under the Stock Plan is approximately 100 million.

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

Non-Qualified Stock Options and Warrants

In June, 2002, the Company issued two million warrants to a contractor as payment for consulting services. The warrants allow the contractor to purchase common stock at $4.25 per share. Warrants to purchase 640,000 shares of common stock were vested immediately upon grant with the remaining 1,360,000 vesting equally over eight months. The warrants expire in February 2010. Pursuant to the relevant accounting guidance, the fair value of these warrants is determined on their respective vesting dates. The fair value of the unvested portion of these warrants is determined on the interim financial reporting date. At September 30, 2002, the fair value of these warrants was approximately $7 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 4.88% and a term of approximately eight years. The Company used an expected volatility rate of 86%. The Company did not grant any NQSOs during the nine months ended September 30, 2002. As of September 30, 2002, the Company had not reflected $3 million of unamortized expense in its financial statements for NQSOs and warrants previously granted.

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

     o In August 2002, the Company modified the Outperform Stock Option Plan to target that no more than 25% of Level 3's outperformance was delivered to employee-owners, and that the exercise of past and future OSO grants does not exceed shares reserved for issuance under the 1995 Stock Plan. The following modifications, affecting August 19, 2002 and later grants, were made to the Plan: OSO targets will be defined in terms of number of OSOs rather than a target theoretical dollar value.

     o    The success multiplier was reduced from eight to four.

     o Awards will continue to vest over 2 years and have a 4-year life. However, 50% of the award will vest at the end of the first year after grant, with the remaining 50% vesting over the second year (12.5% per quarter).

     o A 2-year exercise moratorium was enacted for Senior Vice Presidents and the senior executive team on quarterly OSO grants above a given threshold.

The mechanics for determining the value of an individual OSO is described below:

The initial strike price, as determined on the OSO grant date, is adjusted over time (the "Adjusted Strike Price"), until the exercise date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500 Index from the date of grant to the date of exercise. The value of the OSO increases for increasing levels of outperformance. OSOs granted prior to August 19, 2002 have a multiplier range from zero to eight depending upon the performance of Level 3 common stock relative to the S&P 500 Index as shown in the following table. OSOs granted August 19, 2002 and later have a multiplier range from zero to four depending upon the performance of Level 3 common stock relative to the S&P 500 Index as shown in the following table.

       If Level 3 Stock Outperforms
                    the                                       Then the Pre-multiplier Gain Is
             S&P 500 Index by:                            Multiplied by a Success Multiplier of:
             -----------------                            --------------------------------------
                                       Pre August 19, 2002 Grants               August 19, 2002 and Later Grants
                                       --------------------------               --------------------------------
           0% or Less                             0.00                                       0.00

           More than 0% but             Outperformance percentage                    Outperformance percentage
           Less than 11%                     multiplied by 8/11                        multiplied by  4/11

           11% or More                            8.00                                       4.00
          The Pre-multiplier gain is the Level 3 common stock price minus the Adjusted Strike Price on the date of exercise

OSO awards are made quarterly to eligible participants on the date of the grant. Awards granted prior to August 19, 2002 vest in equal quarterly installments over two years and have a four-year life. Awards granted prior to March 2001 typically have a two-year moratorium on exercise from the date of grant. As a result, once a participant is 100% vested in the grant, the two-year moratorium expires. Therefore, most awards granted prior to March 2001 have an exercise window of two years. Level 3 granted 2.1 million OSOs to employees in December 2000 that vest 25% after six months with the remaining 75% vesting after 18 months. These OSOs and all additional OSOs granted March 1, 2001 and later are exercisable immediately upon vesting and have a four-year life. One half of OSOs granted on and after August 19, 2002 vest at the end of the first year after grant, with the remaining 50% vesting over the second year (12.5% per quarter).

The fair value under SFAS No. 123 for the approximately five million OSOs awarded to participants during the nine months ended September 30, 2002 was approximately $31 million. As of September 30, 2002, the Company had not reflected $33 million of unamortized compensation expense in its financial statements for OSOs granted previously.

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

As of September 30, 2002, the Company had not reflected $26 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000 and 2001.

Shareworks and Restricted Stock

For the three and nine months ended September 30, 2002, Level 3 recognized $3 million and $14 million, respectively, of noncash compensation expense attributable to its Shareworks programs. As of September 30, 2002, the Company had not reflected unamortized compensation expense of $16 million for Shareworks and restricted stock granted in prior years in its financial statements.

12.   Industry and Segment Data

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets. The Company's reportable segments include: communications; information services (including Software Spectrum); and coal mining. Other primarily includes California Private
Transportation Company, L.P. ("CPTC"), equity investments, and other corporate assets and overhead not attributable to a specific segment.

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

In 2002, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $50 million and $164 million of capital accruals for the three and nine months ended September 30, 2002 previously reported as property, plant and equipment. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settle any outstanding amounts related to these contracts which can result in adjustments to the estimated costs of the construction projects.

The information presented in the tables following includes information for the three and nine months ended September 30, 2002 and 2001 for all income statement and cash flow information presented, and as of September 30, 2002 and December 31, 2001 for all balance sheet information presented. Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2002 presentation.

                                                     Information        Coal
(dollars in millions)              Communications     Services        Mining           Other            Total

Three Months Ended September 30, 2002
Revenue:
   North America.................          $   251        $   546         $    22         $     7        $     826
   Europe........................               23            193              --              --              216
   Asia..........................               --             25              --              --               25
                                           -------        -------         -------         -------          -------
                                           $   274        $   764         $    22         $     7        $   1,067
                                           =======        =======         =======         =======          =======
Cost of Revenue:
   North America.................          $    39        $   500         $    14         $    --        $     553
   Europe........................                3            180              --              --              183
   Asia..........................               --             23              --              --               23
                                           -------        -------         -------         -------          -------
                                           $    42        $   703         $    14         $    --        $     759
                                           =======        =======         =======         =======          =======
EBITDA:
   North America.................          $    79        $    10         $     6         $     5        $     100
   Europe........................                5              4              --              --                9
   Asia..........................               --             --              --              --               --
                                           -------        -------         -------         -------          -------
                                           $    84        $    14         $     6         $     5        $     109
                                           =======        =======         =======         =======          =======
Gross Capital Expenditures:
   North America.................          $    25        $     4         $    --         $     1        $      30
   Europe........................                1             --              --              --                1
   Asia..........................               --             --              --              --               --
                                           -------        -------         -------         -------          -------
                                           $    26        $     4         $    --         $     1          $    31
                                           =======        =======         =======         =======          =======
Depreciation and Amortization:
   North America.................          $   183        $     9         $    --         $     1          $   193
   Europe........................                8             --              --              --                8
   Asia..........................               --             --              --              --               --
                                           -------        -------         -------         -------          -------
                                           $   191        $     9         $   --          $     1          $   201
                                           =======        =======         =======         =======          =======



                                                     Information        Coal
(dollars in millions)              Communications     Services        Mining           Other            Total
                                   --------------     --------        ------           -----            -----

Nine Months Ended September 30, 2002
Revenue:
   North America.................          $   751       $   904          $    62         $    22        $ 1,739
   Europe........................               77           348               --              --            425
   Asia..........................               --            39               --              --             39
                                            -------       -------          -------        -------        -------
                                           $   828       $ 1,291          $    62         $    22        $ 2,203
                                           =======       =======          =======         =======        =======
Cost of Revenue:
   North America.................          $   155       $   821          $    42         $    --        $ 1,018
   Europe........................               15           321               --              --            336
   Asia..........................               --            35               --              --             35
                                           -------       -------          -------         -------        -------
                                           $   170       $ 1,177          $    42         $    --        $ 1,389
                                           =======        ======          =======         =======        =======
EBITDA:
   North America.................          $   121       $    31          $    15         $     7        $   174
   Europe.......................                55             6               --              --             61
   Asia..........................               --             1               --              --              1
                                           -------       -------          -------         -------        -------
                                           $   176       $    38          $    15         $     7        $   236
                                           =======       =======          =======         =======        =======
Gross Capital Expenditures:
   North America.................          $   136       $    13          $     1         $     2        $   152
   Europe........................               21            --               --              --             21
   Asia..........................               --            --               --              --             --
                                           -------       -------          -------         -------        -------
                                           $   157       $    13          $     1         $     2        $   173
                                           =======       =======          =======         =======        =======
Depreciation and Amortization:
   North America.................          $   515       $    18          $     2         $     3        $   538
   Europe.......................                63            --               --              --             63
   Asia..........................               --            --               --              --             --
                                           -------       -------          -------         -------        -------
                                           $   578       $    18          $     2         $     3        $   601
                                           =======       =======          =======         =======        =======



Three Months Ended September 30, 2001
Revenue:
   North America.................          $   278        $    27         $    20         $     6        $   331
   Europe........................               38              3              --              --             41
                                           -------        -------         -------         -------        -------
                                           $   316        $    30         $    20         $     6        $   372
                                           =======        =======         =======         =======        =======
Cost of Revenue:
   North America.................          $    95        $    20         $    14         $    --        $   129
   Europe........................               16              1              --              --             17
                                           -------        -------         -------         -------        -------
                                           $   111        $    21         $    14         $    --        $   146
                                           =======        =======         =======         =======        =======
EBITDA:
   North America.................          $    (6)       $     3         $     5         $    (2)       $    --
   Europe........................              (11)             1              --              --            (10)
                                           -------        -------         -------         -------        -------
                                           $   (17)       $     4         $     5         $    (2)       $   (10)
                                           =======        =======         =======         =======        =======
Capital Expenditures:
   North America.................          $   283        $     3         $     1         $     1        $   288
   Europe........................               77             --              --              --             77
                                           -------        -------         -------         -------        -------
                                           $   360        $     3         $     1         $     1        $   365
                                           =======        =======         =======         =======        =======
Depreciation and Amortization:
   North America.................         $    251        $     3         $    --         $     1        $   255
   Europe........................               51             --              --              --             51
                                           -------        -------         -------         -------        -------
                                          $    302        $     3         $    --         $     1        $   306
                                          ========        =======         =======         =======        =======




                                                       Information        Coal
(dollars in millions)                 Communications     Services         Mining          Other            Total

Nine Months Ended September 30, 2001
Revenue:
   North America.................         $   911         $    84         $    66         $    18         $ 1,079
   Europe........................             118              10              --              --             128
                                          -------         -------         -------         -------         -------
                                          $ 1,029         $    94         $    66         $    18         $ 1,207
                                          =======         =======         =======         =======         =======
Cost of Revenue:
   North America.................         $   440         $    66         $    45         $    --         $   551
   Europe........................              65               4              --              --              69
                                          -------         -------         -------         -------         -------
                                          $   505         $    70         $    45         $    --         $   620
                                          =======         =======         =======         =======         =======
EBITDA:
   North America.................         $  (183)        $     7         $    17         $     2         $  (157)
   Europe........................             (62)              2              --              --             (60)
                                          -------         -------         -------         -------         -------
                                          $  (245)        $     9         $    17         $     2         $  (217)
                                          =======         =======         =======         =======         =======

Capital Expenditures:
   North America.................         $ 1,983         $    13         $     4         $     1         $ 2,001
   Europe........................             224              --              --              --             224
                                          -------         -------         -------         -------         -------
                                          $ 2,207         $    13         $     4         $     1         $ 2,225
                                          =======         =======         =======         =======         =======
Depreciation and Amortization:
   North America.................         $   689         $     9         $     2         $     4         $   704
   Europe........................             159               1              --              --             160
                                          -------          -------         -------         -------         -------
                                          $   848         $    10         $     2         $     4         $   864
                                          =======         =======         =======         =======         =======

Identifiable Assets
September 30, 2002
   North America.................         $ 5,779         $   595         $   321         $ 1,377         $ 8,072
   Europe........................             843             135              --              27           1,005
   Asia..........................              --              17              --              --              17
                                          -------         -------         -------         -------         -------
                                          $ 6,622         $   747         $   321         $ 1,404         $ 9,094
                                          =======         =======         =======         =======         =======
December 31, 2001
   North America.................         $ 6,256         $    74         $   303         $ 1,566         $ 8,199
   Europe........................           1,001               5             --               37           1,043
   Discontinued Asian
     Operations..................              74              --             --               --              74
                                          -------         -------         -------         -------         -------
                                          $ 7,331         $    79         $   303         $ 1,603         $ 9,316
                                          =======         =======         =======         =======         =======

Long-Lived Assets (excluding Goodwill)
September 30, 2002
   North America.................         $ 5,633         $   137         $    14         $   187         $ 5,971
   Europe........................             781               5              --              --             786
   Asia..........................              --              --              --              --              --
                                          -------         -------         -------         -------         -------
                                          $ 6,414         $   142         $    14         $   187         $ 6,757
                                          =======         =======         =======         =======         =======
December 31, 2001
   North America.................         $ 6,038         $    50         $    16         $   228         $ 6,332
   Europe........................             919               1              --              --             920
                                          -------         -------         -------         -------         -------
                                          $ 6,957         $    51         $    16         $   228         $ 7,252
                                          =======         =======         =======         =======         =======

Goodwill
September 30, 2002
   North America.................         $    64         $   205         $    --         $    --         $   269
   Europe........................              --              --              --              --              --
                                          -------         -------         -------         -------         -------
                                          $    64         $   205         $    --         $    --         $   269
                                          =======         =======         =======         =======         =======
December 31, 2001
   North America.................         $    30         $    --         $    --         $    --         $    30
   Europe........................              --              --              --              --              --
                                          -------         -------         -------         -------         -------
                                          $    30         $    --         $    --         $    --         $    30
                                          =======         =======         =======         =======         =======

Product information for the Company's communications segment follows:

                                                               Reciprocal         Upfront
 (dollars in millions)                        Services        Compensation       Dark Fiber        Total
                                              --------        ------------       ----------        -----

Communications Revenue
---------------------------------------------
Three Months Ended September 30, 2002
   North America............................ $   223            $    28           $    --          $   251
   Europe...................................      23                 --                --               23
                                             -------            -------           -------          -------
                                             $   246            $    28           $    --          $   274
                                             =======            =======           =======          =======

Nine Months Ended September 30, 2002
   North America............................ $   659            $    92           $    --          $   751
   Europe...................................      77                 --                --               77
                                             -------            -------           -------          -------
                                             $   736            $    92           $    --          $   828
                                             =======            =======           =======          =======

Three Months Ended September 30, 2001
   North America............................ $   192            $    26           $    60          $   278
   Europe...................................      38                 --                --               38
                                             -------            -------           -------          -------
                                             $   230            $    26           $    60          $   316
                                             =======            =======           =======          =======

Nine Months Ended September 30, 2001
   North America............................ $   532            $   103           $   276          $   911
   Europe...................................     118                 --                --              118
                                             -------            -------           -------          -------
                                             $   650            $   103           $   276          $ 1,029
                                             =======            =======           =======          =======

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

Product information for the Company's information services segment follows:

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                             -----------------------------------------------------------------------
(dollars in millions)                              2002            2001           2002             2001

Services
   (i)Structure:
        Outsourcing..........................         $ 19        $ 22            $  60          $  64
        Systems Integration..................            3           8               14             30
        Software Spectrum....................           19          --               26             --
                                                     -----        -----           -----          -----
                                                        41          30              100             94

Software Sales
   Software Spectrum.........................          723          --            1,191             --
                                                     -----        -----           -----          -----
                                                     $ 764        $  30          $1,291          $  94
                                                     =====        =====           =====          =====

The following information provides a reconciliation of EBITDA to loss from continuing operations for the three and nine months ended September 30, 2002 and 2001:

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                             -----------------------------------------------------------------------
(dollars in millions)                                   2002            2001            2002             2001

EBITDA.......................................        $  109           $  (10)          $  236           $  (217)
Depreciation and Amortization Expense........          (201)            (306)            (601)             (864)
Non-Cash Impairment Expense..................            --               --              (44)              (61)
Non-Cash Compensation Expense................           (37)             (80)            (154)             (239)
                                                      ------           ------           ------           ------
   Loss from Operations......................          (129)            (396)            (563)           (1,381)
Other Expense................................          (175)            (111)            (312)             (350)
Income Tax Benefit...........................            --               --              119                --
                                                      ------           ------          ------            ------
Loss from Continuing Operations..............        $ (304)          $ (507)         $  (756)          $(1,731)
                                                      ======           ======          ======            ======


13.    Related Party Transactions

Peter Kiewit Sons', Inc. ("Kiewit") acted as the general contractor on several significant projects for the Company in 2002 and 2001. These projects include the North American intercity network, local loops and gateway sites, and the Company's corporate headquarters in Colorado. Kiewit provided approximately $9 million and $662 million of construction services related to these projects in the first nine months of 2002 and 2001, respectively.

Level 3 also receives certain mine management services from Kiewit. The expense for these services was $2 million and $5 million for the three and nine months ended September 30, 2002, respectively, and is recorded in selling, general and administrative expenses. The expense for these services was $1 million and $4 million for the three and nine months ended September 30, 2001, respectively.

14.    Other Matters

On August 27, 2002, the Securities and Exchange Commission (the Commission) adopted the first rules required by the Sarbanes-Oxley Act. The Commission also finalized proposed rules to accelerate the filing of annual and quarterly reports and the reporting of certain trades by insiders. The finalized rules will have the following effect on the Company:

     o The principal executive and financial officer must certify the Company's annual and quarterly reports.

     o Beginning with the December 31, 2003 annual report, the Company must file its quarterly (10-Q) and annual (10-K) reports on a phased-in accelerated schedule. Once the phase-in is complete, the annual report will be due 60 days after year-end; quarterly reports will be due 35 days after quarter end.

     o Insider transaction activity of both open market and to-the-company securities trades must be reported more quickly. Effective August 29, 2002, executives, directors and other insiders must report sales and purchases of company securities within two days.

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

In the third quarter of 2002, the Company entered into a sale/leaseback transaction whereby it received approximately $34 million in proceeds from the sale of a communications facility in Europe. The gain from the sale of the property of approximately $19 million was deferred and will be amortized to Other Income over the 15 year term of the lease.


In May 2001, a subsidiary of the Company was named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois and in July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. Both of these actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The action purports to be on behalf of a class of owners of land in multiple states over which the Company's network passes or will pass. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that the Company has substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously. During the third quarter of 2002, the Company made a $21 million payment in full settlement of an outstanding litigation matter that did not relate to the Company's core businesses. The settlement was within the reserve that had been established for this issue.

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

It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2002, Level 3 had outstanding letters of credit of approximately $44 million.

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

Revenue for the periods ended September 30, is summarized as follows:


                                              Three Months Ended             Nine Months Ended
                                                September 30,               September 30,
                                          ---------------------------    ---------------------------
   (dollars in millions)                    2002          2001             2002          2001

   Communications......................     $274          $316            $ 828        $1,029
   Information Services................      764            30            1,291            94
   Coal Mining.........................       22            20               62            66
   Other ..............................        7             6               22            18
                                          ------        ------           ------        ------
                                          $1,067          $372          $ 2,203        $1,207
                                          ======        ======           ======        ======

Communications revenue of $274 million for the three months ended September 30, 2002 was comprised of $246 million of services revenue which includes private line, wavelengths, colocation, Internet access, managed modem, voice and amortized dark fiber revenue, and $28 million attributable to reciprocal compensation. Communications revenue for the same period in 2001 was comprised of $230 million of services revenue, $60 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999 for which sales-type lease accounting was applied, and $26 million of reciprocal compensation. For the nine months ended September 30, 2002, communications revenue was comprised of $736 million of services revenue, and $92 million of reciprocal compensation. Communication revenue for the same nine-month period in 2001 was comprised of $650 million of services revenue, $276 million of non-recurring dark fiber revenue and $103 million of reciprocal compensation revenue. The increase in services revenue from 2001 was primarily due to growth from existing customers and new customer contracts, and increases in termination revenue. Due to the turmoil in the telecommunications industry, the Company experienced a significant increase in the number of customers disconnecting or terminating service and believed that as much as 25% of its recurring revenue base as of December 31, 2001 consisted of financially weaker, or "at-risk" customers. As of September 30, 2002, the Company believes that the credit quality of its customer base has improved to and stabilized at a level where recurring revenue from at-risk customers now comprises less than 15% of total recurring revenue. For some of these at-risk customers, Level 3 is able to negotiate and collect termination penalties. Level 3 recognized $16 million and $75 million of services revenue in the three and nine months ended September 30, 2002, respectively, for early termination of services. For the first nine months of 2002, Level 3 recorded in services, $11 million of revenue for construction management services provided to other communications companies. Level 3 recognized $11 million of one-time revenue in the third quarter of 2002 of which $10 million was attributable to a settlement with XO Communications, and $11 million of one-time revenue in the third quarter of 2001 attributable to the sale of transoceanic capacity. The decrease in dark fiber revenue reflects the completion of the intercity network in 2001. Dark fiber revenue under sales-type lease accounting is expected to be insignificant in 2002 as the last remaining segments sold prior to June 30, 1999 were delivered to and accepted by customers in the fourth quarter of 2001. The decrease in reciprocal compensation revenue for the nine months ending September 30, 2002 is attributable to the Company receiving regulatory approval from several states regarding its agreements with SBC Communications Inc. and BellSouth during the first half of 2001. These agreements established a rate structure for transmission and switching services provided by one carrier to complete or carry traffic originating on another carrier's network. It is the
Company's policy not to recognize revenue from these agreements until the relevant regulatory authorities approve the agreements. Certain interconnection agreements with carriers are scheduled to expire in the second half of 2002 and in 2003. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates reciprocal compensation revenue may decline significantly over time. The Company does expect to recognize one-time reciprocal compensation revenue in the fourth quarter due to a settlement with a major carrier

Level 3 was a party to seven non-monetary exchange transactions in 2001 whereby it sold indefeasible rights of use or IRUs, other capacity, or other services to a company from which Level 3 received communications assets or services in a contemporaneous transaction. In total these exchanges accounted for $24 million or less than 2% of total communications revenue ($2 million of additional revenue was recognized within the loss from discontinued operations as the transaction was completed by the Company's discontinued Asian operations) in 2001 and in each case, provided network capacity or redundancy on unprotected transmission routes that Level 3's engineers determined was required. The fair value of these non-monetary transactions was determined using similar transactions for which cash consideration was received. Level 3 recognized no revenue from non-monetary exchange transactions prior to 2001. The Cash Revenue from these exchanges was $81 million which was 4% of total Cash Revenue of $2.097 billion reported in 2001. No Cash Revenue was reported for these transactions in 2002.

Level 3 recognized $1 million of revenue in the third quarter of 2002 and $5 million of revenue in the nine months ended September 30, 2002 relative to the performance of services in 2002 pursuant to the above-described seven non-monetary exchange transactions completed in 2001. No additional non-monetary exchange transactions were executed in 2002.

In August 2002, the staff of the Securities and Exchange Commission indicated that the SEC had concluded that all non-monetary exchange transactions for telecommunications capacity should be accounted for as an exchange of assets irrespective of whether the transaction involved the lease of assets. The conclusion was based on the SEC staff's view that the right to use an asset (that is, a lease), is in fact an asset and not a service contract, irrespective of whether such asset is recognized on the balance sheet. This conclusion would require that non-monetary exchange transactions for telecommunications capacity involving the exchange of one or more operating leases be recognized based on the carrying value of the assets exchanged, rather than at fair value, resulting in no recognition of revenue for the transactions. Prior to the SEC's communication on this issue, Level 3's accounting for these transactions, which resulted in Level 3 recognizing revenue, had been consistent with industry guidance for these types of transactions provided by its current independent accountants (KPMG) and its prior independent accountants (Arthur Andersen). In addition, the revenue recognition approach for these transactions that the Company followed was an acceptable practice in not only the communications industry but other industries as well. The SEC has indicated that it expects affected companies to retroactively apply this guidance to historical non-monetary exchange capacity transactions that occurred in prior years and, if appropriate, restate their financial statements.

Of the seven non-monetary transactions described above, three of the transactions involved the use of operating leases for capacity. The revenue recognized in 2001 from these transactions was $21 million and $2 million has been recognized in the first six months of 2002 from these transactions. The Cash Revenue from these transactions was $62 million, or 3% of total Cash Revenue of $2.097 billion reported in 2001. No Cash Revenue was reported for these transactions in 2002.

Taking into account the SEC's guidance, Level 3 does not believe that it is appropriate to restate its previously issued financial statements for this issue involving non-monetary transactions, as the amount of revenue recognized was not significant to the reported revenue of the Company and Level 3 has previously disclosed the nature and amount of these transactions in its previous periodic filings with the SEC and in a press release issued on February 13, 2002. However, Level 3 has ceased recognizing revenue from the three transactions involving operating leases, estimated to be approximately $1 million per quarter, as of June 30, 2002.

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

Information   services  revenue,   which  is  comprised  of  the  businesses  of
(i)Structure, and Software Spectrum (including CorpSoft), increased from $30 million and $94 million in the three and nine months ended September 30, 2001, respectively, to $764 million and $1,291 million for the same periods in 2002. This increase is primarily attributable to the inclusion of $742 million of revenue in the third quarter and $1,117 million of revenue in the nine months ended September 30, 2002 reflecting activity subsequent to the acquisitions of CorpSoft and Software Spectrum, which occurred late in the first and second quarter of this year, respectively. Software sales were higher than expected as a result of upgrade promotions that Microsoft offered its customers during the third quarter. The software reseller industry is highly seasonal, with revenues and profits typically being higher in the second and fourth quarters of the Company's fiscal year. However, due to Microsoft's special promotions that accelerated sales into the third quarter that likely would have occurred during the fourth quarter, the Company does not expect to see the pronounced effects of the usual seasonality during the fourth quarter. (i)Structure's revenues declined in both periods primarily as a result of lower systems integration revenue. The Company expects revenues attributable to the systems integration business to continue to be below last year's levels as certain existing contracts expire and (i)Structure continues to focus on its outsourcing business.

The communications business generated Cash Revenue of $275 million and $925 million during the three and nine months ended September 30, 2002. The Company defines Cash Revenue as communications revenue plus changes in cash deferred revenue during the respective period. Communications Cash Revenue reflects upfront cash or other communications assets received for dark fiber and other capacity sales that are recognized over the term of the contract under GAAP, but it is not intended to represent revenues or cash flows as defined by GAAP. Communications Cash Revenue was $386 million and $1,682 million for the three and nine months ended September 30, 2001, respectively. This decrease in Cash Revenue is a result of the substantial completion of the intercity network in 2001. Dark fiber revenue for the three and nine months ended September 30, 2002 was less than the respective periods ended September 30, 2001 as the last remaining segments were delivered to and accepted by customers in the fourth quarter of 2001. In addition, the Company continues to experience a significant decline in dark fiber and capacity indefeasible rights of use or IRU sales, particularly during the second and third quarters of 2002.


                                                                      Three Months Ended       Nine Months Ended
                                                                        September 30,            September 30,
                                                                  --------------------------------------------------
(dollars in millions)                                                  2002         2001        2002       2001

Communications Revenue............................................      $ 274      $  316       $ 828     $1,029
Increase (Decrease) in Communications Deferred Revenue............        (12)         76           8        611
Decrease (Increase) in Deferred Revenue not Collected.............         13          (6)         89         42
                                                                        -----       -----       -----      -----
     Communications Cash Revenue                                        $ 275      $  386       $ 925     $1,682
                                                                        =====       =====       =====      =====

Coal mining revenue was $22 million and $62 million for the three and nine months ended September 30, 2002 compared to $20 million and $66 million for the same periods in 2001. The increase in third quarter revenue is attributable to higher spot market coal sales. The decline in the nine-month amounts is a result of scheduled reductions in contracted tonnage for a number of customers in 2002.

Other  revenue for the 2002  periods  was  comparable  to 2001 and is  primarily
attributable   to   California   Private   Transportation   Company,   L.P,  the
owner-operator of the SR91 tollroad in southern California.

Cost of Revenue for the third quarter 2002 for the communications business was $42 million, representing a 62% decrease over the third quarter of 2001 cost of revenue of $111 million. For the nine months ended September 30, 2002, the cost of revenue attributable to the communications business was $170 million, a 66% decline from the same period in 2001. These decreases are a result of the lack of costs in 2002 associated with pre-June 30, 1999 dark fiber sales and the migration of customer traffic from a leased network to the Company's own operational network. In the third quarter of 2002, the Company was able to reach a settlement agreement with a telecommunications provider which resulted in the reversal of $4 million of costs recorded in prior periods. Overall, the cost of revenue for the communications business, as a percentage of communications revenue, decreased significantly from 35% and 49% during the three and nine months ended September 30, 2001, respectively, to 15% and 21% during the same periods of 2002. The Company expects communications cost of revenue, as a percentage of communications revenue, to remain at approximately 20% for the remainder of the year. The cost of revenue for the information services businesses, as a percentage of its revenue, was 92% for the third quarter of 2002 up from 70% in the same period in 2001. For the nine months ended September 30, 2002 and 2001, these were 91% and 74%, respectively. The margins of the information services' existing businesses were more than offset by the lower margins of Software Spectrum, which are typical of the software reseller industry. The cost of revenue for the coal mining business, as a percentage of revenue, was 64% and 70% for the third quarter of 2002 and 2001, respectively and 68% for the nine month periods ended September 30, 2002 and 2001. The lower cost of revenue percentages during the third quarter of 2002 result from the release of $4 million in certain royalty accruals for which the matter was favorably resolved, partially offset by the increase in lower margin spot coal sales.

Depreciation and Amortization expenses for the quarter were $201 million, a 34% decrease from the depreciation and amortization expenses of $306 million recorded in the third quarter of 2001. Depreciation for the nine months ended September 30, 2002 declined $263 million, or 30%, from depreciation of $864 million for the nine months ended September 30, 2001. This decrease is primarily attributable to the reduced basis of the Company's communications assets resulting from the $3.2 billion impairment charge recorded in the fourth quarter of 2001 and a $35 million charge recorded in the second quarter of 2001 for the writedown of certain corporate facilities. The Company also amortized $17 million of goodwill attributable to the 1998 acquisition of XCOM Technologies, Inc. for the nine months ended September 30, 2001. Goodwill attributable to this investment has not been amortized in 2002 as a result of the adoption of SFAS No. 142. In addition, certain assets with two and three-year depreciable lives became fully depreciated in late 2001 and 2002. Partially offsetting these declines was $13 million of amortization expense attributable to the intangible assets acquired in the McLeod, CorpSoft and Software Spectrum transactions completed in 2002.

Selling, General and Administrative expenses, excluding non-cash compensation, were $196 million in the three months ended September 30, 2002, a 17% decrease over the third quarter of 2001. This decrease reflects the Company's efforts to reduce and tightly control operating expenses. The Company has reduced its global communications workforce by approximately 2,700 employees since the beginning of 2001. Reductions in employee related costs, including compensation, facilities costs, recruiting and training, as well as lower professional and travel expenses contributed to the decline in selling, general and administrative costs. The Company was also able to settle certain legal matters for amounts less than previously recorded and release accruals for which the original purpose no longer exists. These items resulted in a decrease in operating expenses of $8 million in the third quarter of 2002. These reductions were partially offset by $39 million of selling, general and administrative expenses attributable to Software Spectrum. Included in operating expenses for the three months ended September 30, 2002 and 2001, were $37 million and $80 million, respectively, of non-cash compensation expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The decline in non-cash compensation is a result of decreased headcount and a decline in the value of equity based compensation awards distributed to employee-owners.

For the nine months ended September 30, 2002 and 2001, selling, general and administrative expenses were $572 million and $754 million, respectively. These figures exclude $154 million and $239 million of non-cash compensation. The factors described above are also the primary reasons for the decline in selling, general and administrative expenses and non-cash compensation between the periods in 2002 and 2001. In addition, the Company also released $4 million of professional fee accruals in the second quarter due to the favorable resolution of certain matters for which they were originally recorded.

Restructuring and Impairment Charges of $3 million were recorded in the third quarter of 2002. In 2002, the Company recorded a restructuring charge of $5 million primarily for the costs associated with the termination of approximately 100 CorpSoft employees due to its integration with Software Spectrum. This charge was partially offset by a $2 million reversal of lease termination accruals attributable to communications facilities the Company has elected to continue utilizing. In the second quarter of 2002, the Company recorded a restructuring charge of $3 million for the costs associated with the termination of approximately 200 communications employees in North America and Europe. In the first half of 2001, the Company recorded charges of $50 million for global work force reductions of approximately 1,700 employees, primarily in the communications business. The restructuring charge in 2001 was comprised of $45 million for staff reduction costs and $5 million for real estate lease termination costs.

The Company also recorded impairment charges of $44 million and $61 million during the second quarter of 2002 and 2001, respectively. In 2002, the Company decreased the carrying value of certain colocation assets, excess communications equipment and corporate facilities by approximately $44 million due to the continued deterioration of the value of these assets. In 2001, the Company announced that it was reducing and reprioritizing capital expenditures. The capital reprioritization resulted in certain communications assets being identified as excess, obsolete or impaired. As a result, the Company recorded a non-cash impairment charge of $61 million in June 2001, representing the excess of the carrying value over the fair value of these assets.

EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and impairments) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA improved to earnings of $109 million and $236 million for the three and nine months ending September 30, 2002 from losses of $10 million and $217 million for the same periods in 2001. Restructuring charges of $3 million and $6 million for the three and nine months ended September 30, 2002 and $50 million for the nine months ended September 30, 2001, respectively, are included in EBITDA. This improvement was predominantly due to the higher margins earned by the communications business, reductions in selling, general and administrative expenses and the results of Software Spectrum.

Adjusted EBITDA, as defined by the Company, is EBITDA as defined above plus the change in cash deferred revenue and excluding the non-cash cost of goods sold associated with certain capacity sales and dark fiber contracts. For the three and nine months ended September 30, 2002, Adjusted EBITDA was $110 million and $336 million, respectively compared to $81 million and $588 million for the same periods in 2001. The increase in the three months amounts is primarily attributable to the significant improvement in communications and information services operating earnings which were partially offset by lower IRU sales. The decrease for the nine-month period can be attributed to the decline in Cash Communications Revenue, partially offset by reduced operating expenses and earnings attributable to Software Spectrum.

                                                                      Three Months Ended       Nine Months Ended
                                                                           June 30,                June 30,
                                                                  --------------------------------------------------
(dollars in millions)                                                 2002        2001         2002       2001
---------------------                                                 ----        ----         ----       ----

EBITDA............................................................    $ 109      $ (10)       $ 236        $ (217)
Increase (Decrease) in Communications Deferred Revenue...........       (12)        76            8           611
Decrease (Increase) in Deferred Revenue not Collected.............       13         (6)          89            42
Non-cash Cost of Goods Sold.......................................       --         21            3           152
                                                                       ----       ----         ----          ----
    Adjusted EBITDA                                                   $ 110      $  81        $ 336         $ 588
                                                                      =====      =====        =====         =====

EBITDA and Adjusted EBITDA are not intended to represent operating cash flow or profitability for the periods indicated and are not defined under GAAP. See Consolidated Condensed Statement of Cash Flows.

Interest Income was $8 million for the third quarter of 2002 compared to $34 million in the same period in 2001 and $23 million for the nine months ended September 30, 2002 versus $142 million for the same nine month period in 2001. The decrease is primarily attributable to the decline in the average cash and marketable security portfolio balance and a reduction in the weighted average interest rate earned on the portfolio. The Company expects interest income to continue to be below 2001 levels due to utilization of funds to pay operating and interest expenses, and fund capital expenditures, as well as lower market interest rates. Interest income in the third quarter of 2002 did increase from second quarter levels as a result of the proceeds received from the $500 million offering of 9% Junior Convertible Subordinated Notes in July 2002. Pending utilization of the cash and cash equivalents, the Company invests the funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to using the funds in implementing the Company's business plan.

Interest Expense, net decreased from the corresponding period in 2001 by $29 million to $154 million during the third quarter of 2002 and by $81 million to $414 million in the first nine months of 2002. Interest expense declined as a result of the debt repurchased during the second half of 2001 and the first nine months of 2002, and lower interest rates on the Senior Secured Credit Facility and commercial mortgages during the nine months ended September 30, 2002. The declines were partially offset by the interest attributable to the additional borrowings under the Senior Secured Credit Facility in the first quarter of 2001, the Junior Convertible Subordinated Notes in the third quarter of 2002, and a decline in the amount of capitalized interest. The Company substantially completed the construction of its network in 2001, therefore reducing the amount of interest capitalization. Capitalized interest was $1 million and $58 million for the three and nine months ended September 30, 2001, respectively, and zero in the first nine months of 2002. Excluding fluctuations in interest rates and debt outstanding, interest expense is expected to increase as a result of the 50 basis point rate increase on borrowings under the amended Senior Secured Credit Facility.

Other, net decreased to a loss of $29 million in the third quarter of 2002 from a $38 million gain in the third quarter of 2001. In 2002, the loss is primarily comprised of $20 million of induced conversion expenses resulting from the Company's repurchase of convertible debt securities and realized losses of

$16 million resulting from the sale foreign denominated currency. In 2001 Other, net is primarily comprised of the $27 million of income recognized when Level 3 settled and was released from an obligation to provide services to an investee. For the nine months ended September 30, 2002 and 2001, Other income was $79 million and $3 million, respectively. In addition to the items above, the Company realized a $102 million gain on the sale of the Commonwealth Telephone shares in 2002. In 2001, the Company recorded an other-than-temporary decline in the value of certain investments of $37 million. Other, net in all periods also includes equity earnings attributable to Commonwealth Telephone, which did not change significantly. Commonwealth's results of operations improved for the three and nine months ended September 30, 2002 versus the same periods in 2001. However, Level 3's proportionate share of those earnings decreased as a result of its sale of the Commonwealth Telephone shares in April 2002.

Income Tax Benefit for the nine months ended September 30, 2002 was $119 million compared to zero for the same period in 2001. Federal legislation enacted in the first quarter of 2002 enabled the Company to carryback its 2001 Federal income tax net operating losses to 1996. In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recorded the benefit in the period in which the legislation was enacted. The Company does not expect to recognize additional benefits in 2002, as it is unable to conclude that it is more likely than not that the tax benefits attributable to the net operating losses will be realizable. The income tax benefit was zero in 2001 as a result of the Company exhausting the taxable income in the carryback period (as previously defined) in 2000.

Extraordinary Gain on Debt Extinguishment for the three and nine months ended September 30, 2002 was $5 million and $211 million, respectively. During the third quarter, Level 3 purchased approximately $12 million face value of its debt by issuing approximately one million shares of its common stock, valued at approximately $7 million. These exchanges resulted in a gain of approximately $5 million after transaction and unamortized debt issuance costs. In the first half of 2002, a wholly owned subsidiary of the Company, Level 3 Finance, LLC., purchased $89 million of debt for cash consideration of $31 million. In addition, Level 3 issued approximately 17 million shares, valued at $71 million to repurchase $245 million face amount ($223 million carrying amount) of the Company's debt. These transactions, together with those in the third quarter, resulted in extraordinary gains of approximately $211 million for the nine months ended September 30, 2002.

In August 2002, the SEC notified certain public companies and accounting firms that it was reviewing the accounting treatment for certain transactions involving the conversion of convertible debt pursuant to inducements made to prompt conversion of the debt to equity securities of the issuer. The SEC acknowledged that there was diversity in accounting practice and asked the Emerging Issues Task Force of the Financial Accounting Standards Board to address the issue as part of its September 2002 agenda.

In September 2002, the EITF issued 02-15 which addressed the accounting for convertible debt for equity exchanges. The EITF concluded that these types of transactions should be accounted for as induced conversions in accordance with SFAS No. 84. SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. In addition, under SFAS No. 84, an extraordinary gain or loss, as applicable, is not recorded upon the conversion of convertible debt. The accounting is to be applied prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus. The Company has applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed during the third quarter. During the quarter, Level 3 purchased $50 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $13 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company issued approximately 5 million shares of its common stock worth approximately $25 million. The value of securities issuable pursuant to original conversion privileges was approximately $5 million. As a result, the Company recorded induced conversion expenses of $20 million during the quarter and included it in Other, net on the Consolidated Condensed Statement of Operations.

The extraordinary gain on debt extinguishments was $94 million for the three and nine months ended September 30, 2001, respectively. The Company purchased $169 million of its convertible subordinated notes during the three-month period ending September 30, 2001. The Company issued approximately 14 million shares of its common stock worth approximately $61 million in exchange for the debt. The net gain on the extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $103 million. Offsetting this gain were $9 million of prepayment expenses CPTC incurred to refinance its development and construction debt.


Financial Condition--September 30, 2002

The Company's working capital increased from $642 million at December 31, 2001 to $857 million at September 30, 2002 due primarily to the funds received from the sale of the Junior Convertible Notes in the third quarter. These proceeds were partially offset by the use of available funds for operating expenses and interest payments, and the net liabilities assumed in the acquisitions of CorpSoft, Software Spectrum and McLeod's wholesale dial-up access business.

Cash provided by operations decreased from a source of $231 million in the first nine months of 2001 to a use of $443 million in the same period of 2002. Changes in components of working capital, primarily deferred revenue, were responsible for the fluctuation in cash provided by operations. In addition, the Company made a $21 million payment in full settlement of an outstanding litigation matter that did not relate to the Company's core businesses.

Investing activities primarily include the acquisitions of CorpSoft for $94 million, net of cash received, Software Spectrum for $93 million, net of cash received, the purchase of McLeod's wholesale dial-up business for approximately $51 million and capital expenditures of $173 million before the release of capital accruals. In 2002, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $164 million of capital accruals previously reported as property, plant and equipment. The Company continues to resolve outstanding claims for other network construction projects. If these claims are settled favorably, additional capital expenditure accruals could be released in the future. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts. In the context of the multi-billion cost incurred in constructing the Level 3 network, the construction cost accruals are normal and not significant to the financial statements. The Company received $200 million of proceeds from the sale of marketable securities, $166 million from the sale of Commonwealth Telephone shares and $45 million from the sale of property, plant and equipment and other assets. In the third quarter, the Company entered into a sale/leaseback transaction whereby it received approximately $34 million in proceeds from the sale of a communications facility in Europe. The Company was also required to pledge $400 million as restricted cash to the lenders of the Senior Secured Credit Facility in the third quarter as part of amending the credit facility.

Financing activities in 2002 consisted primarily of the repurchase of the Company's long-term debt for $31 million by Level 3 Finance, LLC, a reduction in the iStar mortgage of $52 million and the payment of $12 million of capitalized leases. Level 3 received $488 million of net proceeds from the issuance of the Junior Convertible Subordinated Notes in the third quarter of 2002 and the foreign subsidiaries of Software Spectrum borrowed $2 million during the first nine months of 2002.

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

The further development of the communications business will continue to require significant expenditures. These expenditures may result in negative operating cash flow and net operating losses for the Company for the foreseeable future. The Company's expenditures are now primarily attributable to operating expenses, working capital requirements and interest payments. The Company's capital expenditures declined by approximately $2.2 billion for the nine months of 2002 versus the same period in 2001 and are expected to remain significantly below 2001 levels due to the completion of initial construction related to the North American and European networks in 2001. The majority of the Company's ongoing capital expenditures are expected to be success-based, or tied to incremental revenue. The Company estimates that its capital expenditures will total approximately $218 million in 2002, excluding the release of $164 million of accruals through September 30, 2002.

Level 3 has approximately $960 million of cash and marketable securities on hand at September 30, 2002, excluding $400 million of cash that was pledged to the banks participating in the Company's amended Senior Secured Credit Facility. This cash is reflected on the balance sheet as Restricted Cash. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business plan through free cash flow breakeven, and at least through the next twelve months. In addition, the Company has undrawn commitments of approximately $150 million under its amended Senior Secured Credit Facility. There are certain restrictions on the availability of the undrawn amounts.

The Company currently estimates that its operations will reach free cash flow breakeven without a requirement for additional financing. The timing of free cash flow breakeven will be a function of revenue and Cash Revenue growth as well as the Company's management of network, selling, general and administrative, and capital expenditures. The Company's successful debt and equity offerings have given the Company the ability to implement the business plan. However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan, in January 2001 the Company filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. The Company sold $500 million of 9% Junior Convertible Subordinated Notes due in July 2012 under this shelf registration statement. The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $2.7 billion of additional securities to fund its business plan.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses or investments to fund portions of the business plan. On April 2, 2002, the Company completed the sale of approximately 4.9 million shares of Commonwealth Telephone for approximately
$166 million. Level 3 has indicated that it may sell an additional 4.9 million shares in the future. The Company also announced that it had reached a non-binding letter of intent to sell its interest in CPTC, for potential proceeds of $45 million. In addition, the Company has announced that it will seek to sell or sublease excess real estate and may enter into sales/leaseback transactions for required communications facilities.

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

In July 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. During the first nine months of 2002 and during 2001, various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes traded at discounts to their respective face or accreted amounts. Through September 30, 2002, the Company had exchanged, in private transactions, approximately $493 million (carrying value) of its debt for shares of its common stock valued at approximately $175 million.

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

The Company has a $1.275 billion Senior Secured Credit Facility. As of September 30, 2002, $1.125 billion of the $1.275 billion Senior Secured Credit Facility was drawn. The balance represents the approximately $150 million revolving credit facility, which contains certain limitations on availability.

In August 2002, Level 3 amended the terms of the Senior Secured Credit Facility. Modifications to the Credit Facility, per the terms of the amendment, include, but are not limited to, the following:

     o Increased flexibility for the Company to pursue acquisitions for cash consideration;
     o    Removal of two revenue-based financial covenants;
     o Modification of an Adjusted EBITDA-based covenant in accordance with the Company's current business plan;
     o Reduction of the $650 million undrawn revolving credit facility by $500 million to $150 million, with restrictions on availability;
     o Maintenance of minimum cash balance, generally equal to $525 million, of which $400 million is pledged to the banks; and
     o    Increase of 0.5% per year to the cost of borrowing

The remaining financial covenants contained in the credit agreement will now be calculated on a consolidated basis, but those calculations will exclude the Company's toll road operations. Certain modifications were also made to the Total Leverage Ratio covenant (which is defined in the agreement as the ratio of Total Debt to Adjusted EBITDA) in accordance with the Company's current business plan. In addition, this covenant will now be tested on a trailing twelve-month basis beginning on June 30, 2004, with a maximum allowable level of 11.5x, versus the original maximum allowable level of 6.0x beginning on December 31, 2004. Certain other covenants have also been modified.

The Company is required to maintain a minimum cash balance, generally equal to $525 million. No default under the Senior Secured Credit Facility shall be deemed to have occurred with respect to the minimum cash balance test if, within a six month period following the date on which the cash balance falls below $525 million, the Company again attains a cash balance greater than or equal to $525 million. Additionally, the Company is required to pledge to the lenders under the Senior Secured Credit Facility $400 million of the minimum cash balance. The Company shall be deemed to be in default under the Senior Secured Credit Facility if the cash balance of the restricted subsidiaries falls below $450 million.

The Senior Secured Credit Facility, as amended, has customary covenants, or requirements, that the Company and certain of its subsidiaries must meet to remain in compliance with the contract. If the Company does not remain in compliance with the covenants, it could be in default under the terms of the Senior Secured Credit Facility. In this event, the lenders could take actions to require repayment.

In the amendment, the Company agreed to reduce the amount of the undrawn senior secured revolving credit facility portion from $650 million to $150 million. Of the $150 million, $50 million is available immediately for letters of credit and the remaining $100 million becomes available after August 30, 2003 provided that the Company has satisfied an incurrence test that is related to a pro forma fixed charge coverage ratio. As of September 30, 2002, the Company had approximately $8 million in letters of credit outstanding under this agreement.

As of September 30, 2002, Level 3 had not borrowed any funds under the $150 million revolving credit facility. The availability of funds and any requirement to repay previously borrowed funds is contingent upon the continued compliance with the relevant debt covenants. The Company believes, based upon management's review of the amended covenants and other provisions of the Senior Secured Credit Facility, that it is in full compliance with all the terms of the Senior Secured Credit Facility as of September 30, 2002 and will be for at least the next twelve months.



Current economic conditions of the telecommunications and information services industry, combined with Level 3's financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices. Level 3 continues to evaluate these opportunities and could make additional acquisitions in 2002.

Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. As of September 30, 2002, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $180 million under the commercial mortgages. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages. The weighted average interest rate based on outstanding amounts under these variable rate instruments of $1.3 billion at September 30, 2002, was approximately 5.7%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 6.7%) would increase annual interest expense of the Company by approximately $13 million. At September 30, 2002, the Company had $5.09 billion of fixed rate debt bearing a weighted average interest rate of 9.2%. A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums. The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash. The Company continues to evaluate other alternatives to limit interest rate risk.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. On April 2, 2002, the Company sold approximately 46% of its holdings in Commonwealth Telephone for approximately $166 million. The market value of RCN and Commonwealth Telephone was approximately $214 million at September 30, 2002, which is significantly higher than their carrying value of $82 million. Level 3 has also stated that it may dispose of all or part of the remaining investments in the next 12-18 months. The value received for the remaining investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $43 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company's business plan includes developing and operating a telecommunications network in Europe. As of September 30, 2002, the Company had invested significant amounts of capital in that region and will continue to expand its presence in Europe in 2002. The Company issued EURO800 million (EURO425 million outstanding at September 30, 2002) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries. Due to the historically low exchange rates involving the U.S. Dollar and the Euro, during the fourth quarter of 2000, Level 3 elected to set aside the remaining Euros received from the debt offerings. During the third quarter of 2001, Level 3 elected to start funding its current European investing and operating activities with the Euros that had previously been set aside. As of September 30, 2002, the Company held only enough Euro denominated cash and cash equivalents to fund its immediate working capital obligations. Other than the issuance of the Euro denominated debt and the holding of the Euros, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. Foreign exchange rate fluctuations in 2002 did not have a material effect on Level 3's results of operations. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

The change in interest rates and equity security prices is based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates, equity prices and foreign currency rates.


Item 4.  Controls and Procedures

     (a) Disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures within the 90 days prior to the date of filing of this Quarterly Report on Form 10-Q. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

                  LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on July 24, 2002 the following matters were submitted to a vote:

1. Election of four Class II Directors to the Board of Directors of Level 3 for a three-year term until the 2005 Annual Meeting of Stockholders:

                                    In Favor                Withheld

        Mogens C. Bay              345,692,188              8,418,724
        Richard R. Jaros           344,828,789              9,282,123
        Robert E. Julian           346,784,765              7,326,147
        David C. McCourt           340,010,051             14,100,861

2. Proposal to adopt an amendment to Level 3's Stock Plan to increase the number of shares of common stock, par value $.01 per share of Level 3, reserved for issuance under the Stock Plan by 50,000,000 shares of Level 3 Common Stock:


       Affirmative votes:                      198,970,010
       Negative votes:                          38,128,524
       Abstain:                                  2,621,955


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

(b) On July 9, 2002, the Company filed a Current Report on Form 8-K disclosing the sale of $500 million of its 9% Junior Convertible Subordinated Notes to certain institutional investors.

     On August 14, 2002, the Company filed a Current Report on Form 8-K related to the modification of its long-term incentive program.

     On August 26, 2002, the Company filed a Current Report on Form 8-K disclosing that it had amended its Senior Secured Credit Facility.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LEVEL 3 COMMUNICATIONS, INC.


Dated: November 14, 2002                        \s\ Eric J. Mortensen
                                                Eric J. Mortensen
                                                Vice President, Controller
                                                and Principal Accounting Officer

                                 CERTIFICATIONS*

I, James Q. Crowe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Level 3 Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James Q. Crowe
James Q. Crowe
Chief Executive Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                                 CERTIFICATIONS*

I, Sureel A. Choksi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Level 3 Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Sureel A. Choksi
Sureel A. Choksi
Group Vice President and Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.