Form 10-K
period 2002-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2003-03-26
CIK 794323

Use these links to rapidly review the document
Table of Contents
LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-15658

Level 3 Communications, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0210602 (I.R.S. Employer Identification No.)
1025 Eldorado Boulevard, Broomfield, Colorado (Address of principal executive offices)	80021 (Zip code)
(720) 888-1000 (Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $.01 per share Rights to Purchase Series A Junior Participating Preferred Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 20, 2003, the aggregate market value of common stock held by non-affiliates of the registrant approximated $1.9 billion based upon the closing price of the common stock as reported on the Nasdaq National Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	451,458,566 as of March 14, 2003

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

Portions of the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

Cautionary Factors That May Affect Future Results
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

        Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements include, among others, statements concerning:

  •
  the Company's communications and information services business, its advantages and the Company's strategy for continuing to pursue the business plan;

  •
  anticipated growth and recovery of the communications and information services industry;

  •
  plans to devote significant management time and capital resources to the Company's business;

  •
  expectations as to the Company's future revenues, margins, expenses and capital requirements;

  •
  anticipated dates on which the Company will begin providing certain services or reach specific milestones in the development and implementation of its business; and

  •
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

        These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent Level 3 from achieving its stated goals include, but are not limited to, the Company's failure to:

  •
  overcome the softness in the economy given its disproportionate effect on the telecommunications industry;

  •
  integrate strategic acquisitions;

  •
  increase the volume of traffic on the Level 3 network;

  •
  attract and retain qualified management and other personnel;

  •
  successfully complete commercial testing of new technology and Company information systems to support new products and services, including voice transmission services;

  •
  ability to meet all of the terms and conditions of the Company's debt obligations;

  •
  overcome Software Spectrum's reliance on financial incentives, volume discounts and marketing funds from software publishers;

  •
  reduce downward pressure of Software Spectrum's margins as a result of the use of volume licensing and maintenance agreements; and

  •
  develop new products and services that meet customer demands and generate acceptable margins.

        The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Further disclosures that the Company makes on related subjects in its additional filings with the Securities and Exchange Commission should be consulted. For further information regarding the risks and uncertainties that may affect the Company's future results, please review the information set forth below under "Forward Looking Statements."

ITEM 1. BUSINESS

        Level 3 Communications, Inc. and its subsidiaries ("Level 3" or the "Company") engage primarily in the communications and information services businesses. In late 1997, the Company announced a business plan to increase substantially its information services business and to expand the range of services it offers by building an advanced, international, facilities based communications network based on Internet Protocol technology (the "Business Plan").

        The Company is a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created, generally by constructing its own assets, but also through a combination of purchasing and leasing of facilities, the Level 3 Network—an advanced, international, facilities based communications network. The Company has designed the Level 3 Network to provide communications services, which employ and leverage rapidly improving underlying optical and Internet Protocol technologies.

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

  •
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

  •
  High Demand Elasticity.  The Company believes rapid decreases in communication services costs and prices causes the development of new bandwidth-intensive applications, which drive even more significant increases in bandwidth demand. In addition, communications services are direct substitutes for other, existing modes of information distribution such as traditional broadcast entertainment and distribution of software, audio and video content using physical media delivered over motor transportation systems. The Company believes that as communications services improve more rapidly than these alternative content distribution systems, significant demand will be generated from these sources. The Company believes that high elasticity of demand from both these new applications and substitution for existing distribution systems will continue for the foreseeable future. The Company believes that while high demand elasticity will be manifested over time, government regulation, communications supply chain inefficiencies and monopolization of local access networks may cause realization of demand to be delayed.

    In connection with the Company's belief that communications services are direct substitutes for existing modes of information distribution, during 2002, the Company completed the acquisition of CorpSoft, Inc., which conducted its business under the name Corporate SoftwareSM, a global distributor, marketer and reseller of business software. In addition, during 2002, the Company completed the acquisition of Software Spectrum, Inc., a global business-to-business software services provider. At December 31, 2002, CorpSoft, Inc. was merged with and into Software Spectrum, Inc., with Software Spectrum as the surviving entity.

    The Company believes that communications price performance will improve more rapidly than computing and data storage price performance and, as a result, companies will, over time, seek information technology operating efficiency by purchasing software functionality and data storage as commercial services procured over a broadband networks such as the Level 3 Network.

    Level 3 believes that the combination of Level 3's network infrastructure, and Software Spectrum's expertise in software lifecycle management and marketing, as well as strong customer relationships, will position Level 3 to benefit as companies change the manner in which they buy and use software capability.

        The Company also believes that there are several significant implications that result from this Silicon Economics market dynamic:

  •
  Incorporating Technology Changes.  Given the rapid rate of improvement in optical and Internet Protocol technologies, those communications service providers that are most effective at rapidly deploying new technologies will have an inherent cost and service advantage over companies that are less effective at deploying these new technologies.

  •
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

  •
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

        Level 3's Communications Strategy.    The Company is seeking to capitalize on the opportunities presented by significant advancements in optical and Internet Protocol technologies by pursuing its Business Plan. Key elements of the Company's strategy include:

  •
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

  •
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

  •
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

  •
  Provide Upgradeable Metropolitan Backbone Networks.  Level 3's significant investment in metropolitan optical networks enables the Company to connect directly to points of traffic aggregation. These traffic aggregation facilities are typically locations where Level 3's customers wish to interconnect with the Level 3 Network. Level 3's metropolitan backbone networks allow Level 3 to extend its network services to these aggregation points at low costs. As of December 31, 2002, the Company had constructed metropolitan networks totaling approximately 14,560 conduit miles and approximately 792,000 fiber miles in the United States, and approximately 3,580 conduit miles and approximately 155,000 fiber miles in Europe. The Company believes that these metropolitan networks are a significant strategic advantage versus other intercity communications companies that must connect to customers using potentially high cost, low capacity, legacy facilities provided by former local monopoly providers. This difficult situation is sometimes referred to as the "local loop bottleneck".

  •
  Provide Colocation Facilities.  Level 3 believes that providing colocation services on its network attracts communications intensive customers by allowing Level 3 to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third-party networks and improved network performance. Therefore, Level 3 believes that controlling colocation facilities in its Gateways provides it with a competitive advantage.

    As of December 31, 2002, Level 3 had secured approximately 5.0 million square feet of space for its Gateway and colocation facilities and had completed the buildout of approximately 3.2 million square feet of this space.

  •
  Target Top 300 Global Bandwidth Customers.  The Company's communications services distribution strategy is to utilize a direct sales force focused on high bandwidth generating businesses. These businesses include incumbent local exchange carriers, established next generation carriers, international carriers also known as PTTs, major ISPs, broadband cable television operators, major interexchange carriers, governments, academic consortia and media and entertainment content providers. Providing communications services at continually declining bandwidth costs and prices is at the core of the Company's market enabling strategy since bandwidth generally represents a substantial portion of these businesses' costs.

  •
  Pursue Consolidation Opportunities.  The Company from time to time evaluates possible acquisition opportunities. In evaluating potential consolidation opportunities, among other criteria, the Company evaluates the potential acquisition according to the transaction's ability to generate positive cash flow from high credit quality customers. In addition, the Company generally pursues opportunities to acquire recurring revenues that come predominantly from services the Company already provides, in geographic areas that are already served, with customers that are consistent with Level 3's existing customer base.

    On February 4, 2003, Level 3 announced the acquisition of substantially all of the assets and operations of Genuity Inc., a Massachusetts-based provider of communications services ("Genuity"). Under the agreement, Level 3 paid $60 million in net cash consideration to Genuity and assumed certain long-term operating agreements. As part of the transaction, the Company also paid $77 million in cash for assumed network obligations to be used by Level 3 during 2003. As part of the transaction, Level 3 assumed most of Genuity's existing customer contracts and in addition, has signed new multi-year customer contracts that together represent expected revenue in excess of $1 billion over the remaining life of the agreements.

  •
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

  •
  Develop Advanced Operational Processes and Business Support Systems.  The Company has developed and continues to develop a substantial, scalable and web-enabled operational processes and business support system infrastructure specifically designed to enable the Company to offer services efficiently to its targeted customers. The Company believes that this system offers the Company's customer's industry leading performance standards, reduces its operating costs, give its customers direct control over some of the services they buy from the Company and allow the Company to grow rapidly while minimizing redesign of its business support systems.

  •
  Attract and Motivate High Quality Employees.  The Company has developed programs designed to attract and retain employees with the technical skills necessary to implement the Business Plan. The programs include the Company's Outperform Stock Option program.

        Competitive Advantages.    The Company believes that it has the following competitive advantages that, together with its strategy, will assist it in implementing the Business Plan:

  •
  Experienced Management Team.  Level 3 has assembled a management team that it believes is well suited to implement the Business Plan. Level 3's senior management has substantial experience in leading the development and marketing of communications and information technology products and services and in designing, constructing and managing intercity, metropolitan and international networks.

  •
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

  •
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

  •
  On-Net Transport Activation Process ("ONTAPSM").  Level 3 has developed ONTAP—an automated process to significantly shorten the time period between receipt of a customer's order and the installation of that order. Most industry participants install a customer's order over a several week and often several month process. Through the use of ONTAP, Level 3 is able to reduce that installation time interval significantly. Level 3 is able to provision or install a customer's capacity order in a matter of days rather than the industry standard of weeks or even months. In general, using ONTAP, Level 3 is able to install a customer's private line or wavelength service that is on the Level 3 network within 10 calendar days. In addition, ONTAP provides a customer with immediate verification that the requested capacity is available on the Level 3 network and a confirmed delivery date. As a result, a customer can more closely tie its capacity purchases to its actual demand rather than having to forecast future demand in advance to meet a competitor's much longer installation interval.

  •
  Online Customer Service Center.  Level 3 provides its customers with access to a web-enabled, self service application—the Online Customer Service Center or Online CSC. The Online CSC provides Level 3's customers with online direct access to the same internal systems used by Level 3's staff. The Online CSC features include: ability to request new or additional services, review order status, review and modify the customer's profile and review the most up to date Level 3 product information. The Online CSC also provides various reports for Level 3's (3)CrossroadsSM, (3)Connect ModemSM and (3)PacketSM Usage reports. In addition, through the Online CSC, a customer is able to create new repair tickets, view open repair tickets and view a 90-day history of closed repair tickets.

  •
  Fully Funded Business Plan.  Level 3 believes that its Business Plan is fully funded through free cash flow breakeven. The Company expects to reach free cash flow breakeven during the second quarter 2004. As a result, Level 3 believes that it has lower financial risk relative to certain other communications service providers.

The Level 3 Network.

        The Level 3 Network is an advanced, international, facilities based communications network. Today, the Company provides its services over its own facilities. Through 2000, the Company primarily offered its communications services using local and intercity facilities that had been leased from third parties. This enabled the Company to develop and offer certain of its services during the construction of its own facilities. At December 31, 2002, the Company's network encompasses:

  •
  an intercity network covering nearly 16,000 miles in North America;

  •
  leased or owned local networks in 57 North American markets;

  •
  an intercity network covering approximately 3,600 miles across Europe;

  •
  leased or owned local networks in 16 European markets;

  •
  approximately 5.0 million square feet of Gateway and transmission facilities in North America and Europe; and

  •
  a 1.28 Tbps transatlantic cable system.

        Intercity Networks.    The Company's nearly 16,000 mile fiber optic intercity network in North America consists of the following:

  •
  Multiple conduits connecting approximately 200 North American cities. In general, Level 3 has installed groups of 10 to 12 conduits in its intercity network. The Company believes that the availability of spare conduit will allow it to deploy future technological innovations in optical networking components as well as providing Level 3 with the flexibility to offer conduit to other entities.

  •
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

  •
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

  •
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

        During 2002, the Company completed an expansion of its European operations to 7 additional cities. The additional European cities include: Karlsruhe and Cologne, Germany; Milan, Italy; Zurich and Geneva, Switzerland; Madrid, Spain; and Stockholm, Sweden. The Company's expansion to these additional locations was facilitated through the acquisition of available capacity from other carriers in the region.

        Level 3's European network is linked to the Level 3 North American intercity network by the Level 3 transatlantic 1.28 Tbps cable system, which was also completed and placed into service during 2000. The transatlantic cable system—referred to by the Company as the Yellow system—has an initial capacity of 320 Gbps and is upgradeable to 1.28 Tbps. The deployment of Yellow was completed pursuant to a co-build agreement announced in February 2000, whereby Global Crossing Ltd. participated in the construction of, and obtained a 50% ownership interest in, Yellow. Under the co-build agreement, Level 3 and Global Crossing Ltd. each now separately own and operate two of the four fiber pairs on Yellow. Level 3 also acquired additional capacity on Global Crossing Ltd.'s transatlantic cable, Atlantic Crossing 1, during 2000 to serve as redundant capacity for its fiber pairs on Yellow.

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

        As part of the agreement, Reach and the Company agreed that Level 3 will provide capacity and services to Reach over Level 3's North American intercity network, and Level 3 will buy capacity and services from Reach in Asia each on agreed upon terms and conditions. This arrangement will allow Level 3 to continue to service its customer base with capacity needs in Asia and provide Reach access to a the Level intercity networks in North America and Europe.

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

        The Company had secured approximately 5.0 million square feet of space for its Gateway and transmission facilities as of December 31, 2002 and had completed the buildout of approximately 3.2 million square feet of this space. The Company's initial Gateway facilities were designed to house local sales staff, operational staff, the Company's transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate (3)CenterSM Colocation services—that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to the Level 3 Network generally through dual, fault tolerant connections. The Company's newer facilities are typically larger than the Company's initial facilities and were designed to include a smaller percentage of total square feet for the Company's transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet for the provision of (3)CenterSM Colocation services. The Company is offering its (3)LinkSM Transport services, (3)CenterSM Colocation services, (3)CrossroadsSM services, (3)PacketSM, (3)ConnectSM Modem services and (3)VoiceSM services at its Gateway sites. The availability of these services varies by location.

        As of December 31, 2002, the Company had operational, facilities based local metropolitan networks in 27 U.S. markets and nine European markets. Also as of December 31, 2002, the Company had entered into interconnection agreements covering 120 North American markets.

        The Company has negotiated master leases with several CLECs and ILECs to obtain leased capacity from those providers so that the Company can provide its customers with local transmission capabilities before its own local networks are complete and in locations not directly accessed by the Company's owned facilities.

        At March 10, 2003, the Company had a total of 73 markets in service: 57 in the United States and 16 in Europe. In the United States, the Company markets in service include:

Albany	Hartford	New York	Salt Lake City
Atlanta	Houston	Newark	San Antonio
Austin	Indianapolis	Oakland	San Diego
Baltimore	Jacksonville	Omaha	San Francisco
Boston	Jersey City	Orlando	San Jose
Buffalo	Kansas City	Orange County	San Luis Obispo
Charlotte	Las Vegas	Philadelphia	Seattle
Chicago	Long Island	Phoenix	St. Louis
Cincinnati	Los Angeles	Pittsburgh	Stamford
Cleveland	Louisville	Portland	Tampa
Dallas	Manchester	Princeton	Washington, D.C.
Denver	Memphis	Providence	Wilmington
Detroit	Miami	Raleigh
El Paso	Nashville	Richmond
Fort Worth	New Orleans	Sacramento

        In Europe, the markets in service include:

Amsterdam	Geneva	Munich
Berlin	Hamburg	Paris
Brussels	Karlsruhe	Stockholm
Cologne	London	Zurich
Dusseldorf	Madrid
Frankfurt	Milan

Products and Services

        Level 3 offers a comprehensive range of communications services, which currently includes the following:

  •
  Transport Services.  The Company's transport services are branded "(3)LinkSM" and consist of (3)LinkSM Global Wavelengths, (3)LinkSM Private Line services, and (3)LinkSM Dark Fiber.

•
(3)LinkSM Global Wavelength.  Level 3 is offering (3)Link Global Wavelengths—a point-to-point connection of a fixed amount of bandwidth on a particular wavelength or color of light. Currently,(3)Link Global Wavelength is available at 2.5GBps and 10GBps. This product is targeted to those customers that require both significant amounts of bandwidth and desire to provide their own traffic protection schemes. The approach enables customers to build and manage a network by deploying their own SONET, ATM or IP equipment at the end points where the wavelength is delivered. (3)Link Global Wavelength services are typically offered through short term, annual and long-term pre-paid agreements.

•
(3)LinkSM Private Line services.  (3)Link Private Line services consist of a fixed amount of dedicated bandwidth between fixed locations for the exclusive use of the customer. These services are offered with committed levels of quality and with network protection schemes included. (3)Link Private Line services are currently priced at a fixed rate depending upon the distance between end points and the amount of bandwidth required. These services are typically offered through short term, annual and long-term pre-paid contracts. The Company is offering the following types of private line services:

•
(3)LinkSM Private Line—U.S. Intercity Services.  Level 3 provides this transport service over its North American intercity network. Available transmission speeds include DS-3, OC-3, OC-12 and OC-48. In addition, on a selective basis, Level 3 also offers DS-1 speeds.

•
(3)LinkSM Private Line—Metro Services.  Level 3 provides this service within a metropolitan area. This service is provided in three categories: Metro Access Stand-alone—a metro circuit is installed from a customer site to a colocation cabinet in a Level 3 Gateway in that city; Metro Point to Point—a circuit is installed between two of a customers' sites by passing through the Level 3 Gateway in that city; and Metro Access—a circuit is installed from the customer's location to access backbone services that are located within the Level 3 Gateway. Available transmission speeds include DS-3, OC-3, OC-12 and OC-48.

•
(3)LinkSM Private Line—International Services.  Level 3 provides this private line service between two locations on a point to point basis that cross an international boundary. This service can be installed between two customer points-of-presence where each point is located within a Level 3 Gateway facility. The service is available between mainland Europe and the United Kingdom and the United States. Available transmission speeds depends upon the country locations, but range from DS-1 to OC-48.

•
(3)LinkSM Unprotected Private Line.  Level 3 provides this private line service between two locations on a point to point basis on an unprotected basis—that is, without any network protection scheme. As this product is offered as an unprotected service, (3)Link Unprotected Private Line provides a customer with cost advantages when a customer desires to purchase private line capacity without a network protection scheme for purposes of creating a meshed network or for adding additional capacity or protection to the customer's existing network. Available transmission speeds for this product are either OC-3/STM-1 or OC-12/STM-4.

•
(3)LinkSM Dark Fiber.  Level 3 offers leases of dark fiber and conduit along its local and intercity networks on a long-term basis. Customers can lease dark fiber and conduit in any combination of three ways: (1) segment by segment, (2) full ring or (3) the entire Level 3 Network. Level 3 offers colocation space in its Gateway and intercity re-transmission facilities to these customers for their transmission electronics.

•
Colocation and Gateway Services.

•
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

As of December 31, 2002, Level 3 offered (3)Center Colocation in 73 facilities in 66 markets located in the United States and Europe. Level 3 believes that its ability to offer both metropolitan and intercity communications services to its (3)Center Colocation customers provides it with an advantage over its competitors, because(3)Center Colocation customers often spend a substantial portion of their operating expenses on communications services. This service is typically offered through annual and long-term contracts.

  •
  Internet Protocol (IP) Services

•
(3)CrossRoadsSM.  (3)CrossRoads is a high quality, high speed Internet access product offering. The service is offered in a variety of capacities—100BaseT, GigE, DS-1, DS-3, OC-3 and OC-12—using a variety of interfaces including Ethernet and SONET. A unique feature of the service is Destination Sensitive Billing or DSB. Through DSB, (3)CrossRoads customers pay for bandwidth based on the destination of their traffic. DSB customers pay for either "Sent" or "Received" bandwidth, but not both.

Level 3 believes that the combination of Destination Sensitive Billing with metropolitan and intercity networks and significant colocation space is a competitive advantage and that this accounts for the rapid market acceptance of (3)CrossRoads to date. These services are typically offered through short-term and annual contracts.

•
(3)PacketSM MPN.  (3)Packet MPN or (3)Packet MPLS Private Networks is an MPLS-based data transport service that offers Ethernet access into Level 3's managed wide area network. The Company is currently developing (3)Packet MPN to allow for ATM and Frame Relay access as well. Customers can purchase ports in any of Level 3's markets in North America or Europe to build virtual connections between ports and create a customized network solution. (3)Packet MPN, which is a product that is billed based on a customer's usage, is designed to allow communications-intensive customers to deploy and manage traffic over a virtual private network, enabling them to access capacity as usage demand dictates. This flexibility can decrease network costs and is a highly scaleable alternative to traditional transport services. These services are typically offered through short-term or annual contracts.

•
DSL Backbone Aggregation.  Level 3's digital subscriber line ("DSL") access service provides ISPs with reliable connectivity between the ILEC's Local Access and Transport Areas ("LATA's") and Level 3's Internet backbone. This service consists of inter- and intra-LATA interconnects, aggregation equipment, backbone transport, and network management control. This service also provides ISPs with pre-provisioned capacity from which capacity can be extracted during end user provisioning. Level 3's DSL Capacity Management System enables ISPs to self-manage the provisioning and capacity management process. Level 3 also provides IP address assignment and management.

•
Softswitch Services.  Level 3 has pioneered and developed the Softswitch—a distributed computer system that emulates the functions performed by traditional circuit switches enabling Level 3 to control and process telephone calls over an Internet Protocol network. Currently, Level 3 is offering two Softswitch based services: (3)ConnectSM Modem and (3)VoiceSM. These services are typically offered through short-term, annual and long-term contracts.

•
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

Currently, the Company's (3)Connect Modem product processes approximately 20 billion minutes per month and is available to address approximately 93% of the U.S. population.

•
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

•
Managed Services.  Through the acquisition of Genuity assets and operations in February 2003, Level 3 now offers through it wholly owned subsidiary, Genuity Managed Services, Web hosting and value-added eBusiness services, that enable enterprises and application service providers to outsource the management of their Web servers to the Company's Web hosting facilities.

•
Dedicated Access.  Level 3 now offers Internet Advantage™ and ISP Direct™ services that connect enterprises and service providers directly to the Internet through an end-to-end, dedicated high-speed connection. Level 3 offers a broad spectrum of dedicated connection types with flexible pricing structures, as well as comprehensive service level agreements. Dedicated Internet access is offered at speeds ranging from DS-1, including fractional DS-1, up to DS-3.

•
Content Delivery and High Availability Services.  For customers with high traffic Web sites, the Company also offers optional, high availability services that can increase Web site capacity and performance.

•
Storage.  The Company's storage service is a suite of storage solutions that enables companies to continuously access critical data during planned and unplanned outages. The suite supports business continuity by combining storage devices and management, Internet access services, and optional managed Web hosting services. Storage, which is the first end-to-end managed storage solution run over IP offered by a service provider, consists of a number of services including Remote Data Replication, On-Demand Capacity and Remote Site Failover.

•
Virtual Private Networks.  With the Company's VPN service, the Company enables an enterprise and its employees, customers, suppliers and business partners to securely send and receive information to and from each other via encrypted dial-up, dedicated, DSL or cable-modem Internet connections. The Company's VPN Advantage™ service is a managed VPN service that makes it possible to communicate securely over Level 3's Internet backbone and over the Internet from virtually anywhere in the world. With VPN Advantage, customers benefit from the capabilities of a large, shared IP-based network infrastructure while maintaining the look and feel of their own private corporate network.

•
Managed Security Services.  The Company's managed security services are scalable and can be customized to a customers' needs and provides a high level of protection for their corporate networks. Level 3's managed security services include monitoring the network perimeters of enterprise customers, 24 hours a day, seven days a week, and using firewall management, maintenance and proactive response techniques to ensure the security of access points into their computing infrastructure. The Company's Site Patrol™ for FireWall-1 and Genuity Security Advantage™ are Internet security services that help to significantly reduce exposure to Internet security threats and firewall breaches. In addition, Level 3 offers a vulnerability assessment service, Genuity Site Scan™, that helps enterprises strengthen their network perimeter security by periodically testing for potential weaknesses and generating recommendations for correcting them.

•
eServices.  The Company's eServices offering provides a comprehensive suite of value-added eBusiness services to prospective customers, installed customers and ePartners. These services encompass all aspects of planning, designing and implementing an effective eBusiness infrastructure solution, including: program and project management services, migration services, security services, performance services, network optimization services, and eBusiness continuity services. This portfolio of services is delivered by a combination technical consultants working in conjunction with the Company's highly-skilled internal "Web practitioners" utilizing a structured methodology called "Mission Planning."

•
Managed Web Hosting.  The Company's managed Web hosting service provides fully managed, secure and reliable Web hosting capabilities for businesses operating in Windows 2000 or UNIX environments that want to use the Company's expertise to implement and manage their Web environment. Level 3 manages the systems and platforms and generally retains ownership of certain equipment and software.

•
Customer Managed Web Hosting.  Level 3's customer managed Web hosting service is designed for enterprises that desire administrative control of their Web sites but prefer to partner with an experienced, reliable Web hosting provider. This service provides the customer with pre-configured server hardware and software, Internet access and the benefit of secure and continuously monitored data centers. The Company's customers for this service retain full responsibility for the content and administration of their Web sites.

        Level 3 management continues to review its existing lines of business to determine how those lines of business assist with the Company's focus on delivery of communications and information services and reaching consolidated free cash flow breakeven. To the extent that certain lines of business are not considered to be compatible with the delivery of communication and information services or with obtaining cash flow objectives, Level 3 may exit those lines of businesses.

Distribution Strategy

        Level 3's communications services sales strategy is to utilize a direct sales force focused on high bandwidth generating businesses. These businesses include incumbent local exchange carriers, established next generation carriers, international carriers also known as PTTs, major ISPs, broadband cable television operators, major interexchange carriers, governments and media and entertainment content providers. Providing continually declining bandwidth costs to these companies is at the core of Level 3's market enabling strategy.

        Beginning in 2001, Level 3 changed its communications services customer focus to the top 300 global users of bandwidth capacity. These top 300 global users tend to be financially more viable than certain Internet early stage companies. The Company has in place policies and procedures to review the financial condition of potential and existing customers and concludes that collectibility is probable prior to commencement of services. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, the Company will not recognize revenue attributable to that customer until cash is received. Based on these policies and procedures, the Company believes its exposure to collection risk within the communications business and effect to the financial statements is limited. The Company is not immune from the affects of the downturn in the economy and specifically the telecommunications industry; however, the Company believes the concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company's customer base among geographic areas and remedies provided by terms of contracts and statutes.

        For the year ended December 31, 2002, approximately 49% of the Company's sales were to network providers (which includes carriers and broadband access providers), 43% were to service providers (which includes ISPs and web-based service providers) and 8% were from end-users. For the year ended December 31, 2002, no single customer accounted for more than 10% of the Company's consolidated total revenues. For the year ended December 31, 2002, the Company's top 10 communications services customers accounted for approximately 47% of the Company's total communications revenues. Revenue from the Company's largest communications customer, America Online, Inc. ("America Online") represented approximately 13% of the Company's communications revenues for 2002 and approximately 4% of the Company's consolidated revenues. With the acquisition of Genuity's contract with America Online and additional contracts executed in the second half of 2002, the Company expects communications services revenue attributable to America Online will range from approximately 23% to 25% of total communications revenue in 2003.

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

  •
  integrated modular applications to allow the Company to upgrade specific applications as new products are available;

  •
  a scalable architecture that allows certain functions that would otherwise have to be performed by Level 3 employees to be performed by the Company's alternative distribution channel participants;

  •
  phased completion of software releases designed to allow the Company to test functionality on an incremental basis;

  •
  "web-enabled" applications so that on-line access to order entry, network operations, billing, and customer care functions is available to all authorized users, including Level 3's customers and resellers;

  •
  use of a tiered, client/server architecture that is designed to separate data and applications, and is expected to enable continued improvement of software functionality at minimum cost; and

  •
  use of pre-developed or "shrink wrapped" applications, where applicable, which will interface to Level 3's internally developed applications.

Interconnection and Peering

        As a result of the Telecom Act, properly certificated companies may, as a matter of law, interconnect with ILECs on terms designed to help ensure economic, technical and administrative equality between the interconnected parties. The Telecom Act provides, among other things, that ILECs must offer competitors the services and facilities necessary to offer local switched services. See "—Regulation."

        As of December 31, 2002, the Company had entered into interconnection agreements covering 120 North American markets. The Company may be required to negotiate new or renegotiate existing interconnection agreements as Level 3 expands its operations in current and additional markets in the future and as existing agreements expire or are terminated.

        Peering agreements between the Company and ISPs are necessary in order for the Company to exchange traffic with those ISPs without having to pay transit costs. The Company is considered a Tier 1 Internet Service Provider and has settlement free peering arrangements with all ISPs in North America. In Europe, the Company has settlement free peering arrangements with all ISPs except one major Tier 1ISP. The Company is currently negotiating settlement free peering arrangements with this ISP. The basis on which the large national ISPs make peering available or impose settlement charges is evolving as the provision of Internet access and related services has expanded.

Employee Recruiting and Retention

        As of December 31, 2002, Level 3 had 2,725 employees in the communications portion of its business and information services had approximately 3,550 employees, for a total of 6,275 employees. These numbers do not include the employees of Genuity, since this transaction closed on February 4, 2003. Level 3 has hired approximately 1,400 Genuity employees, who become part of the transitional organization that is assisting with the integration efforts. The Company expects to reduce communications headcount throughout 2003 as the Genuity integration efforts are concluded. The Company believes that its success depends in large part on its ability to attract and retain substantial numbers of qualified employees.

        The primary purpose of the Company's 1995 Stock Plan, as amended, has been to increase the value of Shares and the profitability of the Company and its subsidiaries (i) by enabling the Company to attract, retain, motivate and reward certain employees, directors and service providers and (ii) by aligning the interests of those employees, directors and service providers with the interests of the Company and the holders of the Company's common stock.

        In order to attract and retain highly qualified employees, the Company believes that it is important to provide a work environment that encourages each individual to perform to his or her potential and facilitates cooperation towards shared goals and a compensation program designed to attract the kinds of individuals the Company needs and to align employees' interests with the Company's stockholders.

        With respect to compensation programs, the Company believes that short-term financial rewards alone are not sufficient to attract and retain qualified employees, and a properly designed long-term compensation program is a necessary component of employee recruitment and retention. In this regard the Company's philosophy is to pay annual cash salary compensation that is moderately less than the annual cash salary compensation paid by competitors and an annual performance-based cash bonus, which, if the Company's annual goals are met, when added to the annual cash salary cash compensation results in a total that is moderately greater than the total annual cash compensation paid on average by competitors. The Company's non-cash benefit programs (including medical and health insurance, life insurance, disability insurance, etc.) are designed to be comparable to those offered by its competitors.

        The Company continues to believe that the qualified candidates it seeks, as well as the current employees it wants to retain and motivate, place particular emphasis on equity-based long term incentive ("LTI") programs. The Company currently has two complementary programs: (i) a 401(k) Plan matching contribution in the form of shares of Level 3 common stock up to 7% of eligible earnings or regulatory limits for 401(k) Plan contributions; and (ii) an innovative stock-indexed program referred to as the Outperform Stock Option ("OSO") program. If an employee remains employed by the Company for three years from the date of hire, the shares that are contributed by the Company to the 401(k) Plan vest. The 401(k) Plan also provides the Company with the flexibility, subject to satisfactory Company performance, to make discretionary grants to the employees' 401(k) Plan accounts of shares of Level 3's common stock of up to a set percentage of the employees' compensation determined by the Compensation Committee of the Board of Directors, all of which shares will vest three years from the employee's date of hire. For the year ended December 31, 2002, the Company approved a 3% grant to eligible employees, to be deposited in their 401(k) Plan accounts.

        The Company has adopted the OSO program, which differs from LTI programs generally adopted by many public companies in which employees are typically eligible for conventional non-qualified stock options ("NQSOs"). NQSO programs generally award the recipient the right to purchase stock at a fixed price, typically at the price on the date the NQSO was granted. While widely adopted, the Company believes such NQSO programs sometimes reward employees even if company stock price performance is inferior to investments of similar risks, dilute public stockholders in a manner not directly proportional to performance and fail to provide a preferred return on stockholders' invested capital over the return to option holders. The Company believes that the OSO program is superior to an NQSO-based program with respect to these issues while, at the same time, providing employees a success-based reward balancing the associated risk.

        The Company's OSO program has been the primary component of Level 3's stock based LTI compensation programs. The Company designed the OSO program so that the Level 3 common stock price performance must exceed a broad-based, market stock index before OSO holders receive any return on their options. In other words, the Level 3 common stock price must pass a "hurdle" of a stock index growth prior to the OSO having any value upon exercise. Currently, the broad-based, market stock index used in the OSO program is the Standard & Poor's 500 Index, although the Compensation Committee reserves the right to select another broad-based, market stock index for use in this program.

        The Company believes that an OSO-style program better aligns employees' and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the relative performance of the Company's common stock to the Standard & Poor's 500 Index. The value received for options under the OSO plan is based on a formula involving a multiplier related to how much the Company's common stock outperforms the Standard & Poor's 500 Index. Participants in the OSO program do not realize any value from options unless the Level 3 common stock price outperforms the Standard & Poor's 500 Index. To the extent that the Level 3 common stock outperforms the Standard & Poor's 500, the value of OSOs to an option holder may exceed the value of NQSOs issued to comparable employees at other companies.

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

        As stated above, since late 1997 the Company adhered to a compensation philosophy that includes the payment of annual cash compensation, which, if the Company's annual goals are met, is moderately greater than the cash compensation paid on average by competitors, and the delivery of equity based, LTI compensation that is based on the performance of the Level 3 common stock. In determining the levels of grants of LTI compensation, the Company has strived to deliver approximately 25 percent of the "outperformance" value of the Level 3 common stock to employees. The Compensation Committee defines "outperformance" as the increase in the price of a share of Level 3 common stock from the date of grant until the date of exercise, relative to the increase in a broad-based, market stock index such as the Standard & Poor's 500 Index. In addition, the Compensation Committee of the Board has determined that LTI compensation grants by the Company are to be set at levels necessary to control the overall amount of dilution to public stockholders, even in the situation of extreme common stock price appreciation, while maintaining the goal of delivering on average no more than approximately 25 percent of the outperformance to employees.

        The following modifications, affecting August 19, 2002 and later grants, were made to the OSO program in August 2002:

  •
  OSO targets will be defined in terms of number of OSOs rather than a target theoretical dollar value.

  •
  The success multiplier was reduced from eight to four.

  •
  Awards will continue to vest over 2 years and have a 4-year life. However, 50% of the award will vest at the end of the first year after grant, with the remaining 50% vesting over the second year (12.5% per quarter).

  •
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

	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
If Level 3 Stock Outperforms the S&P 500 Index by:	Pre August 19, 2002 Grants	August 19, 2002 and Later Grants
0% or Less	0.00	0.00
More than 0% but Less than 11%	Outperformance percentage multiplied by 8/11	Outperformance percentage multiplied by 4/11
11% or More	8.00	4.00

        The Pre-multiplier gain is the Level 3 common stock price minus the Adjusted Strike Price on the date of exercise.

        Subsequent to March 31, 1998 (the effective date of the separation of the Company's former construction business), the Company adopted the recognition provisions of SFAS No. 123. Under SFAS No. 123, the fair value of an OSO (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting period of the OSO. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, they are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions. The adoption of SFAS No. 123 resulted in non-cash charges to continuing operations of $181 million in 2002, $314 million in 2001 and $236 million in 2000 and will continue to result in non-cash charges to operations for future periods that the Company believes will also be material. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value estimated at the time of grant.

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

        For transport services, Level 3's key competitors in the United States are other facilities based communications companies including AT&T, WilTel Communications, Global Crossing, Qwest Communications, and Broadwing. In Europe, the Company's key competitors are other carriers such as Telia International, Colt Telecom Group plc, WorldCom, and Global Crossing.

        The Company's key competitors for its (3)Connect Modem services are other providers of dial up Internet access including WorldCom, Sprint, Qwest, ICG and AT&T. In addition, the key competitors for the Company's (3)Voice service offering are other providers of wholesale long distance communications services including AT&T, WorldCom, Sprint and certain RBOCs. The RBOCs are seeking authorizations to provide certain long distance services which will further increase competition in the long distance services market. See "—Regulation."

        Level 3's key competitors for its (3)Center Colocation services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. These companies include Cable & Wireless, Equinix, Switch & Data, Qwest Communications and Broadwing.

        For the Company's (3)Crossroads Internet access service, Level 3 competes with companies that include WorldCom, Sprint, AT&T, Cable & Wireless, and Qwest.

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

  Federal Regulation

        The FCC regulates interstate and international telecommunications services. The FCC imposes extensive regulations on common carriers such as incumbent local exchange carriers ("ILECs") that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as the Company. The FCC permits these nondominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities and to provide or resell telecommunications services, between the United States and international points. The Company has obtained FCC approval to land its transatlantic cable in the U.S. The Company has obtained FCC authorization to provide international services on a facilities and resale basis. Under the Telecommunications Act of 1996 (the "1996 Act"), any entity, including cable television companies, and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the 1996 Act is subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still uncertainty as to what impact it will have on the Company. The 1996 Act is intended to increase competition. The 1996 Act opens the local services market by requiring ILECs to permit interconnection to their networks and establishing ILEC obligations with respect to:

  •
  Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

  •
  Resale. Requires all ILECs and CLECs to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, ILECs are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.

  •
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

  •
  Unbundled Access. Requires all ILECs to provide nondiscriminatory access to specified unbundled network elements (including certain network facilities, equipment, features, functions, and capabilities) at any technically feasible point within their networks, on nondiscriminatory terms and at prices based on cost (which may include a reasonable profit).

  •
  Number Portability. Requires all ILECs and CLECs to permit, to the extent technically feasible, users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

  •
  Dialing Parity. Requires all ILECs and CLECs to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

  •
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

        In August 1996, the FCC released a decision (the "Local Competition Order") establishing rules implementing the above-listed requirements and providing guidelines for review of interconnection agreements by state public utility commissions. The United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit") vacated certain portions of the Local Competition Order. On January 25, 1999, the Supreme Court reversed the Eighth Circuit with respect to the FCC's jurisdiction to issue regulations governing local interconnection pricing (including regulations governing reciprocal compensation). The Supreme Court also found that the FCC had authority to promulgate a "pick and choose" rule and upheld most of the FCC's rules governing access to unbundled network elements. The Supreme Court, however, remanded to the FCC the standard by which the FCC identified the network elements that must be made available on an unbundled basis.

        On November 5, 1999, the FCC released an order (the "UNE Remand Order") largely retaining its list of unbundled network elements but eliminating the requirement that ILECs provide unbundled access to local switching for customers with four or more lines in the densest portion of the top 50 Metropolitan Statistical Areas, and the requirement to unbundle operator services and directory assistance. In its decision, the FCC reaffirmed that network elements should be priced using a total element long-run incremental cost pricing ("TELRIC") methodology. A number of parties challenged the FCC's TELRIC finding.

        On May 13, 2002, the United States Supreme Court in Verizon Communications v. FCC issued an opinion that upheld the FCC's TELRIC pricing methodology which requires state commissions to set the rates charged by ILECs for network elements leased to CLECs based upon forward looking pricing rather than on the prior investment of such incumbents. The opinion focused on the possible interpretations for the term "cost," finding that a forward-looking interpretation put forth by the FCC was within the mandate for "just and reasonable rates" under the 1996 Act. In addition, the Supreme Court upheld the FCC's authority to require ILECs who lease elements of their networks to bundle services for CLECs that are unable to bundle the services themselves.

        In December 2001, the FCC initiated a comprehensive evaluation of its network element unbundling rules. Referred to as the UNE Review, this proceeding will consider what UNEs ILECs must make available to CLECs, and under what terms and conditions.

        On May 24, 2002, the United States Court of Appeals for the D.C. Circuit ("D.C. Circuit") released an opinion in United States Telecom Association v. FCC that overturned two decisions of the FCC. First, the Court remanded to the FCC for further consideration the UNE Remand Order, which required ILECs to lease numerous UNEs to CLECs. Second, the Court vacated and remanded the Line Sharing Order, which unbundled a portion of the spectrum of local copper loops so that data local exchange carriers (DLECs) can offer competitive advanced services such as Digital Subscriber Line (DSL) services.

        The FCC has consolidated the issues remanded by the D.C. Circuit into the UNE Review proceeding initiated in December 2001. On February 20, 2003, the FCC addressed the decision in USTA vs. FCC by adopting rules concerning the obligation of incumbent local exchange carriers to make unbundled elements of their networks available to new entrants. Since the FCC has yet to release its order or its underlying rules, the Company has not been able to fully assess what impact, if any, they will have on its telecommunications operations.

        The 1996 Act also codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The 1996 Act contains special provisions that modify previous court decrees that prevented BOCs from providing long distance services and engaging in telecommunications equipment manufacturing. These provisions permit a BOC to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that the BOC has entered into interconnection agreements (or, under some circumstances, has offered to enter into such agreements) in those states in which it seeks long distance relief, the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and the FCC is satisfied that the BOC's entry into long distance markets is in the public interest. To date, the FCC has approved petitions to provide long distance service by Verizon in New York, Massachusetts, Connecticut, Pennsylvania, Rhode Island, Vermont, New Jersey, Virginia, New Hampshire, Maine, Delaware, Maryland, West Virginia, and the District of Columbia. SBC has received approval for Texas, Oklahoma Kansas, Arkansas, Missouri, and California, and it has applications pending for Michigan and Nevada. BellSouth has received approval for its entire region of Georgia, Louisiana, Alabama, Kentucky, Mississippi, North Carolina, South Carolina, Florida, and Tennessee. Qwest has received approval for Colorado, Idaho, Iowa, Montana, Nebraska, North Dakota, Utah, Washington, and Wyoming. It has applications pending for New Mexico, Oregon, and South Dakota. The 1996 Act permitted the BOCs to enter the out-of-region long distance market immediately upon its enactment.

        In October 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. On February 13, 1997, the D.C. Circuit stayed implementation of the FCC order. On April 28, 2000, all litigation with respect to the FCC's order was resolved in favor of the FCC. As a result, a deadline of August 1, 2001 was established for non-dominant carriers, such as the Company, to eliminate tariffs for interstate end user services. In March 2001, the FCC also ordered that all nondominant interexchange carriers detariff international interexchange services by January 28, 2002.

Pursuant to these orders, the Company cancelled its tariff for domestic interstate and international private line services effective July 31, 2001. The Company's state tariffs remain in place. While tariffs provided a means of providing notice of prices as well as terms and conditions for the provision of service, the Company has historically relied primarily on its sales force and marketing activities to provide information to its customers regarding these matters and expects to continue to do so. Further, in accordance with the FCC's orders the Company maintains a schedule of its rates, terms and conditions for its domestic and international private line services on its website at www.leve13.com.

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

        Beginning in June 1997, every BOC advised CLECs that they did not consider calls in the same local calling area from their customers to CLEC customers, who are ISPs, to be local calls under the interconnection agreements between the BOCs and the CLECs. The BOCs claim that these calls are exchange access calls for which exchange access charges would be owed. The BOCs claimed, however, that the FCC exempted these calls from access charges so that no compensation is owed to the CLECs for transporting and terminating such calls. As a result, the BOCs threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, thirty-six state commissions have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings. In thirty three states, to date, the state commission has determined that reciprocal compensation is owed for such calls. Several of these cases are presently on appeal. Reviewing courts have upheld the state commissions in eleven decisions rendered to date on appeal. Decisions in the Third, Fourth, Fifth and Seventh U.S. Circuit Courts of Appeal have affirmed the reviewing courts and upheld state determinations that reciprocal compensation is owed for ISP bound traffic. On February 25, 1999, the FCC issued a Declaratory Ruling on the issue of inter-carrier compensation for calls bound to ISPs. The FCC ruled that the calls are largely jurisdictionally interstate calls, not local calls. The FCC, however, determined that this issue was not dispositive of whether inter-carrier compensation is owed.

        The FCC noted a number of factors which would allow the state commissions to leave their decisions requiring the payment of compensation undisturbed. That decision was appealed to the D.C. Circuit which held on appeal that the FCC had failed to adequately support its conclusions under the requirements of the 1996 Act. On April 18, 2001, the FCC adopted a new order regarding intercarrier compensation for ISP-bound traffic. In that Order, the Commission set out to address the issues raised by the D.C. Circuit and established a new intercarrier compensation mechanism for ISP-bound traffic with declining rates over a three year period. In addition to establishing a new rate structure, the Commission capped the amount of ISP bound traffic that would be "compensable" and prohibited payment for ISP-bound traffic to carriers entering new markets. The April 2001 order was appealed to the D.C. Circuit. On May 3, 2002, the Court of Appeals released its decision, finding that the FCC had failed to justify its reliance on Section 251(g) of the Communications Act in adopting its new intercarrier compensation regime. The court found that the FCC had not provided an adequate legal basis for its ruling, and therefore remanded the matter to the FCC for further explanation as to the legal theory supporting the FCC's rules. In the interim, the court let the FCC's rules stand on the ground that the FCC may likely have authority on other legal grounds to adopt those rules. It is unclear when the FCC will issue revised findings in response to the latest remand.

        Although there is a fair amount of uncertainty surrounding the regulatory and economic treatment of ISP-bound traffic, the Company has over the past several years entered into agreements with Verizon that provides for payment for ISP- bound traffic in the former Bell Atlantic territory, with SBC Corporation for the 13-state operating territory that includes its affiliates Pacific Bell, Southwestern Bell, Ameritech and Southern New England Telephone, and with BellSouth in its nine-state operating territory. The Company has also entered into interconnection agreements with Qwest, Cincinnati Bell Telephone, and Sprint that reflect the intercarrier compensation rates adopted by the FCC in its most recent order. Given the general uncertainty surrounding the effect of these decisions, appeals, and the remand, the Company may have to change how it treats the compensation it receives for terminating calls bound for ISP- bound traffic if the agreements under which compensation is paid provides for the incorporation of changes in FCC rules and regulations.

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

        In December 1996, the FCC initiated a Notice of Inquiry regarding whether to impose regulations or surcharges upon providers of Internet access and information services (the "Internet NOI"). The Internet NOI sought public comment upon whether to impose or continue to forebear from regulation of Internet and other packet-switched network service providers. The Internet NOI specifically identifies Internet telephony as a subject for FCC consideration. On April 10, 1998, the FCC issued a Report to Congress on its implementation of the universal service provisions of the 1996 Act. In that Report, the FCC stated, among other things, that the provision of transmission capacity to ISPs constitutes the provision of telecommunications and is, therefore, subject to common carrier regulations. The FCC indicated that it would reexamine its policy of not requiring an ISP to contribute to the universal service mechanisms when the ISP provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service. Any such contribution by a facilities based ISP would be related to the ISP's provision of the underlying telecommunications services. In the Report, the FCC also indicated that it would examine the question of whether certain forms of "phone-to-phone Internet Protocol telephony" are information services or telecommunications services. It noted that the FCC did not have an adequate record on which to make any definitive pronouncements on that issue at this time, but that the record the FCC had reviewed suggests that certain forms of phone-to-phone Internet Protocol telephony appear to have similar functionality to non-Internet Protocol telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain Internet Protocol telephony services are subject to FCC regulations as telecommunications services, the FCC noted it may find it reasonable that the ISPs pay access charges and make universal service contributions similar to non-Internet Protocol based telecommunications service providers. The FCC also noted that other forms of Internet Protocol telephony appear to be information services.

        On October 18, 2002, AT&T Corporation filed a petition for declaratory ruling with the FCC with respect to phone-to-phone Internet Protocol telephony. The petition requested that the FCC affirm that such services are exempt from the access charges applicable to circuit switched interexchange calls and that it is lawful to provide such service through local end user services. Comments were filed with the FCC in response to the AT&T petition, and it is unclear when the FCC might rule on the question presented. The Company cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect the Company's operations or impose additional requirements, regulations or charges upon the Company's provision of Internet access and related Internet Protocol-based telephony services.

        The Communications Act requires that every telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, and the FCC also requires providers of non-common carrier telecommunications to contribute to universal service, subject to some exclusions and limitations. At present, these contributions are calculated based on contributors' interstate and international revenues derived from U.S. domestic end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. The Company, pursuant to federal regulations, pays these contributions. The amount of the Company's contributions can vary based upon the total amount of federal universal service support being provided under the FCC's federal mechanisms and associated administrative expenses, the methodology used by the FCC to calculate each carrier's contributions, and, at present, the proportion of the Company's assessable interstate and international revenues derived from its domestic end users for telecommunications or telecommunications services to, for all contributors, the total amount of assessable interstate and international revenues derived from domestic end users for telecommunications or telecommunications services. The extent to which the Company's services are viewed as telecommunications/ telecommunications services or as information services will also affect the Company's contributions. On December 13, 2002, the FCC adopted a Report and Order modifying the current method of carrier contributions to the universal service fund. The revised revenue-based methodology will impose universal service contributions on the basis of projected, collected end-user interstate revenues, in lieu of the current system of basing contributions on historical, gross-billed revenues. This revised methodology is intended to operate as an interim solution only, subject to further revision following the comments in response to the Commission's Second Further Notice of Proposed Rulemaking included in this Order. The FCC also increased the wireless safe harbor from 15% to 28.5% to address concerns that the current interim safe harbor for mobile wireless providers is inappropriate in light of changing market conditions. The interim changes adopted by the FCC will not have a material impact on the amount of the Company's contributions. In the Second Further Notice, the FCC seeks comment on how to further reform the manner in which the FCC assesses carrier contributions to the universal service fund. The Company is unable to predict the changes, if any, the FCC will adopt and the cumulative effect of any such changes on the Company's total universal service contribution payments. In 1999, the FCC strengthened its existing colocation rules to encourage competitive deployment of high-speed data services. The order, among other things, restricted the ability of ILECs to prevent certain types of equipment from being colocated and required ILECs to offer alternative colocation arrangements that will be less costly. Early in 2000, the D.C. Circuit struck down several aspects of the colocation order and remanded it back to the FCC for further consideration. In response to the remand, the FCC released an order in August 2001. In that order, the FCC found that multifunctional equipment could be collocated only if the primary purpose and function of the equipment is for the CLEC to obtain "equal in quality" interconnection or nondiscriminatory access to UNEs. The FCC also eliminated its rules that gave CLECs the option of picking their physical collocation space. Following this remand order, several ILECs filed petitions for review with the D.C. Circuit. In June 2002, the D.C. Circuit issued its decision in Verizon Telephone Companies v. FCC upholding the FCC's colocation rules in their entirety and denying the ILEC petitions for review.

        In 2001 and 2002, the FCC initiated a number of proceedings that may have an effect on how the FCC regulates local competition and broadband services as well as how it assesses universal service contribution requirements. Because the FCC has not released orders adopting new regulations governing these issues,the Company is unable to assess the potential effect at this time.

  State Regulation

        The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other procompetitive measures. Because the implementation of the 1996 Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services, including local dial tone, will be introduced.

        State regulatory agencies have jurisdiction when Company facilities and services are used to provide intrastate telecommunications services. A portion of the Company's traffic may be classified as intrastate telecommunications and therefore subject to state regulation. The Company expects that it will offer more intrastate telecommunications services (including intrastate switched services) as its business and product lines expand. To provide intrastate services, the Company generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. The Company currently is authorized to provide telecommunications services in all fifty states and the District of Columbia. In addition, the Company will be required to obtain and maintain interconnection agreements with ILECs where it wishes to provide service. The Company has approximately 150 interconnection agreements, many of which have terms that expire during 2003. The Company expects that it should be able to negotiate or otherwise obtain renewals or successor agreements over the course of 2003 through adoption of others' contracts or arbitration proceedings, although the rates, terms, and conditions applicable to interconnection and the exchange of traffic with certain ILECs could change significantly in certain cases. The degree to which the rates, terms, and conditions may change will depend not only upon the negotiation and arbitration process and availability of other interconnection agreements, but will also depend in significant part upon state commission proceedings during 2003 that either uphold or modify the current regimes governing interconnection and the exchange of certain kinds of traffic between carriers.

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

  Canadian Regulation

        The Canadian Radio-television and Telecommunications Commission (the "CRTC") generally regulates long distance telecommunications services in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the regional telephone companies, bringing significant competition to this industry for both domestic and international long distance services, but also lessening regulation of domestic long distance companies. Resellers, which, as well as facilities-based carriers, now have interconnection rights, but which are not obligated to file tariffs, may not only provide transborder services to the U.S. by reselling the services provided by the regional companies and other entities but also may resell the services of the former monopoly international carrier, Teleglobe Canada ("Teleglobe"), including offering international switched services provisioned over leased lines. Although the CRTC formerly restricted the practice of "switched hubbing" over leased lines through intermediate countries to or from a third country, the CRTC recently lifted this restriction. The Teleglobe monopoly on international services and undersea cable landing rights terminated as of October 1, 1998, although the provision of Canadian international transmission facilities-based services remains restricted to "Canadian carriers" with majority ownership by Canadians. Ownership of non-international transmission facilities are limited to Canadian carriers but the Company can own international undersea cables landing in Canada. The Company cannot, under current law, enter the Canadian market as a provider of transmission facilities-based domestic services. In February 2003, the Canadian House of Commons began holding hearings on whether to lift the foreign ownership restrictions that prohibit carriers like the Company from owning intra-Canadian transmission facilities. If the ownership restrictions are repealed, the Company anticipates that it will be able to expand its operations and service offerings in Canada. Recent CRTC rulings address issues such as the framework for international contribution charges payable to the local exchange carriers to offset some of the capital and operating costs of the provision of switched local access services of the incumbent regional telephone companies, in their capacity as ILECs, and the new entrant CLECs.

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

Information Services Business

  Software Spectrum

        In connection with the Company's belief that as communications price-performance improves, communications services are direct substitutes for existing modes of information distribution, during 2002, the Company completed the acquisition of CorpSoft, Inc., which conducted its business under the name Corporate SoftwareSM, a major distributor, marketer and reseller of business software. In addition, during 2002, the Company completed the acquisition of Software Spectrum, Inc., a global business-to-business software services provider. At December 31, 2002, CorpSoft, Inc. was merged with and into Software Spectrum, Inc., with Software Spectrum as the surviving entity.

        The Company believes that communications price performance will improve more rapidly than computing and data storage price performance and, as a result, companies will, over time, seek information technology operating efficiency by purchasing software functionality and data storage as commercial services procured over broadband networks such as the Level 3 Network.

        Level 3 believes that the combination of Level 3's network infrastructure, and Software Spectrum's expertise in software lifecycle management and marketing, as well as strong customer relationships, will position Level 3 to benefit as companies change the manner in which they buy and use software capability.

        Through its Software Spectrum subsidiaries ("Software Spectrum"), the Company is a global business-to-business software services provider with sales locations, operations and contact centers located in North America, Europe and Asia/Pacific. Software Spectrum primarily sells software through volume licensing and maintenance ("VLM") agreements, or right-to-copy arrangements, and full-packaged software products. In addition, Software Spectrum provides contact center solutions to software publishers, Internet service providers, original equipment manufacturers and other organizations. Software Spectrum has established supply arrangements with major software publishers, including Microsoft, IBM/Lotus, Adobe Systems, Symantec, Novell and McAfee. Software Spectrum markets software titles for all major operating systems such as Windows NT, Windows 2000, Windows XP, Linux and Novell Netware.

        Software Spectrum's strategy is to leverage its global infrastructure to provide a high level of customer service, to maintain a cost-efficient operating structure and to grow its product services businesses. Software Spectrum controls its costs by centralizing its administrative, customer service and contact services operations while utilizing a geographically dispersed field sales force strategically located in major business markets worldwide. The majority of Software Spectrum's revenues are derived from sales to large organizations, including Fortune 500 and Global 500 companies, as well as thousands of mid-sized customers from many industries.

        The largest component of Software Spectrum's business is providing third-party software, licenses and related services to large organizations, including companies in the Fortune 500 and Global 500. Software Spectrum concentrates on building and expanding these relationships through personal sales contacts made throughout major global computing markets. Software Spectrum maintains a sales force which focuses on the software licensing and distribution needs of its larger customers and serves mid-sized customers through a combined field sales and outbound telephone-based sales effort. Through its strategically located, centralized operations centers in North America, Europe and Asia/Pacific, Software Spectrum supports the global marketing efforts of its sales force.

        Software Spectrum's Internet Web site, www.softwarespectrum.com, includes an e-commerce business center, "My Account Center" ("Account Center"), which helps customers meet their total procurement, asset management, reporting, standards management and order tracking needs. The Account Center also provides customers the option of obtaining their software electronically. In addition, Software Spectrum partners with its customers on e-procurement platform implementations with providers such as Ariba and Commerce One. In conjunction with its electronic business-to-business Web tool, Software Spectrum maintains headquarters-based sales representatives to facilitate purchases and self-help services by Software Spectrum's customers over the Internet. See "Sales and Marketing."

        Software Spectrum provides outsourced technical support and customer service through its contact centers located in the United States and Ireland. These services are utilized by software publishers, Internet service providers, original equipment manufacturers and other businesses that desire to outsource their various forms of contact services. Software Spectrum employed over 1,600 technical support analysts and other contact services personnel as of December 31, 2002, including a dedicated sales force.

        Software Spectrum adapts its product-related services to specific customer requests, consults with customers on developing strategies to efficiently acquire and manage the customer's investment in distributed computing software and manages the accurate and timely delivery of products. Software Spectrum provides its customers with information, advice and assistance through its marketing, sales and technical staff on the wide range of software procurement choices available. For customers electing to standardize desktop software applications or otherwise take advantage of right-to-copy arrangements, Software Spectrum provides volume licensing and maintenance agreement services and support. Under VLM agreements, Software Spectrum acts as a designated service provider to sell software licensing rights that permit customers to make copies of a publisher's software program from a master disk and distribute this software within a customer's organization for a fee per copy made. Maintenance agreements entitle customers to all updates and upgrades of covered products during the term of the Agreement, typically three years following the software purchase. By utilizing VLM agreements, customers are able to consolidate their worldwide purchases and acquire software under a single master agreement for a given publisher from a global supplier such as Software Spectrum. Increasingly, customers are electing to use enterprise-wide licensing agreements, which give the customer the right to use a particular suite of products offered by a publisher on all desktops across its enterprise. Software Spectrum's licensing consultants can assist customers in selecting the most advantageous form of licensing available based on specific needs or constraints. Among its other services, Software Spectrum offers on-site consultants for large corporations, software selection assistance, software asset management and determination of price and availability of hard-to-find software products.

        Software Spectrum serves an important role in the software industry by providing a service-oriented and cost-effective means for software publishers to market, sell, distribute and provide support for their products. The services provided by Software Spectrum assist publishers by building product awareness, marketing products directly on behalf of publishers to businesses and other organizations, and providing additional technical support related to those software products. Software Spectrum is also instrumental in the selection, design and implementation of VLM programs for its customers. Software Spectrum believes that maintaining its relationships with major publishers is important to Software Spectrum's future growth and profitability. Software Spectrum will often coordinate product introductions and marketing programs with publishers, which may involve joint regional product seminars and cross-selling of selected complementary products. By providing presales services and marketing support, Software Spectrum can obtain competitive discounts from many software publishers, avail itself of marketing funds provided by major publishers and work closely with publisher personnel on various marketing and selling matters such as the introduction of new products, programs and related service opportunities.

        Software Spectrum continues to sell most software to its customers through VLM agreements, including enterprise-wide licensing arrangements. For the year ended December 31, 2002, sales through VLM agreements represented over 90% of software sales of Software Spectrum. Since individual software packages and documentation may not be provided to each user, and due to volume pricing incentives and lower distribution costs, customers utilizing VLM agreements can purchase licenses for software at a lower cost than by purchasing individual shrink-wrapped software packages. In general, Software Spectrum receives lower gross margins, as a percent of sales, on sales made through VLM agreements. Lower gross margins are partially offset by lower operating costs associated with such agreements.

        Under VLM agreements, multinational customers can consolidate their worldwide volume software purchases under a single master agreement for a given publisher. Software Spectrum's ability to sell software globally through these programs is a key factor in its global expansion.

        Software Spectrum's North American operations are based in Dallas, Texas. Software Spectrum has major product centers located in Dallas, Texas; Spokane, Washington; and Boston, Massachusetts and contact services centers in Dallas, Texas; Spokane, Washington; Eugene, Oregon and Tampa, Florida. Software Spectrum's major European offices are located in Munich, Germany; Paris, France; and Dublin, Ireland. In addition, Software Spectrum has offices in The Netherlands, the United Kingdom, Switzerland, Austria, Italy, Sweden, Belgium and Spain. Software Spectrum's Asia/Pacific headquarters is located in Sydney, Australia. Software Spectrum also has offices in Australia, New Zealand, Singapore and Hong Kong. In Japan, Software Spectrum operates through a joint venture named Uchida-Spectrum, Inc.).

        With centralized operations centers in North America, Europe and Asia/Pacific, Software Spectrum is able to serve the major computing technology markets around the world. Today, Software Spectrum provides software or fulfillment services to customers located in over 100 countries, provides contact services in eight languages, invoices customers in many local currencies and provides consolidated worldwide reporting for its customers.

Product Services

        Licensing, Procurement and Deployment Services.    Software Spectrum's customers can purchase software applications in a number of different ways. VLM agreements, or right-to-copy agreements, allow a customer either to purchase a license for each user in a transaction-based process or track and periodically report its software copies, paying a license fee for each copy made. Software Spectrum sells, supports and services the various VLM arrangements currently utilized by software publishers. For customers, the overall cost of using one of these methods of acquiring software may be substantially less than purchasing shrink-wrapped, full-packaged software products.

        Since each software publisher has chosen a different set of procedures for implementing VLM agreements, businesses are faced with a significant challenge to sort through all the alternatives and procedures to ensure that they are utilizing the appropriate agreements, complying with the publishers' licensing terms and properly reporting and paying for their software licenses. Certain publishers offer licensing programs that reduce the reporting burden of customers and Software Spectrum by requiring annual payments over a two to three year term, provided the customer agrees to standardize certain applications within its organization. In order to address the wide range of procurement choices available to its customers, Software Spectrum provides information, analysis, advice and assistance to its customers relating to their procurement decisions and negotiations through its team of licensing consultants as well as by means of Software Spectrum's marketing and sales staff and through its publications. See "Publications" and "Sales and Marketing."

        Increasingly, large corporate customers are electing to standardize desktop applications and coordinate their enterprise-wide computer management responsibilities. In response to this trend, publishers have developed enterprise-wide VLM agreements, which simplify the terms, conditions and administration of VLM arrangements and provide the customer with more predictable annual costs. Software Spectrum works closely with its customers to educate them regarding the options available under VLM agreements and has developed the systems needed to provide the global integration and reporting required under these programs.

        New Microsoft enterprise-wide licensing arrangements are priced, billed and collected directly by Microsoft. Software Spectrum provides sales and support services related to these transactions, and earns a service fee directly from Microsoft for these activities.

        Software Spectrum's licensing consultants are software managers certified by the Software and Information Industry Association, and are trained to provide customers with advice in the evaluation of the various VLM programs offered by publishers. In addition to Software Spectrum's extensive experience in dealing with VLM agreements, it has continued to invest in technology-based systems to support the special requirements necessary to service VLM agreements for its customers. Software Spectrum has developed a custom, client/server-based system which provides individualized customer contract management data, assists customers in complying with VLM agreements and provides customers with necessary reporting mechanisms.

        To help customers develop or improve their software management programs, Software Spectrum developed a software management process and corresponding implementation services that allow customers to effectively utilize the benefits associated with VLM programs. Software Spectrum provides its customers with a methodology for evaluating the individual customer's software management process and analyzing issues in implementing the VLM programs offered by various publishers. The service options available from Software Spectrum are designed to assist the customer in implementing its software management plan, including internal distribution services, communicating with end-users, reporting and compliance under VLM agreements.

        Most of Software Spectrum's products are ordered by the customer's procurement or information systems department and may be billed to the department of the end-user, which may be located at a different site than the procurement or information systems department. Software Spectrum provides customers, upon request, open-order status and purchase activity reports formatted to each customer's specifications. Software Spectrum has also enabled its customers to obtain this information directly from Software Spectrum's Web site. The majority of Software Spectrum's customers now determine the status of their orders via this Internet tool. Also, customers can submit orders or other data to Software Spectrum from their computer systems via Software Spectrum's electronic data interchange ("EDI") capabilities. EDI and online Web order placement improve order accuracy and reduce administrative costs for corporate customers and Software Spectrum.

        The majority of customers who have elected to purchase software licenses through VLM agreements have also purchased software maintenance, which allows customers to receive new versions, upgrades or updates of software products released during the maintenance period in exchange for a specified annual fee, which may be paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously published software that improve or enhance certain features of the software and/or correct errors found in previous versions. Customers that have elected not to purchase maintenance agreements are still able to upgrade multiple units of specific products through Software Spectrum for a separate fee.

        Electronic Software Distribution.    Electronic software distribution ("ESD") supports the fast, convenient delivery of software products between businesses via electronic links such as the Internet. Software Spectrum currently delivers a limited amount of software in this manner and intends to continue to participate in this method of distribution as demand for this service by large organizations emerges and as communication technology improvements enable this form of ESD to become more widely used.

        E-procurement.    Software Spectrum participates in the electronic procurement arena in two primary ways: through its online Account Center and through its Electronic Business-to-Business Partner Program ("e-B2B Partner Program") in which Software Spectrum partners with e-procurement providers, such as Ariba and Commerce One.

        Software Spectrum's online Account Center contains an Internet-based suite of tools that enable customers to manage their software procurement. For most of its larger customers, Software Spectrum creates customized electronic product catalogs containing product information and pricing. These catalogs are accessed through search engine functionality, which enables customers to quickly locate products they need. Customers are also able to determine the status of open orders and obtain certain real-time standard reports online. The Account Center also provides tools which allow customers to restrict purchasing only to pre-approved products or allow an administrator at a customer location to give users within that organization access to the Account Center, but restrict the level of their activity and the features and options available to them. These e-procurement tools help customers control costs and potentially eliminate the need for enterprise-wide e-procurement systems.

        Under the e-B2B Partner Program, Software Spectrum supports customers' implementations of the various e-procurement platforms in an effort to streamline procurement processes and improve operational efficiencies. Software Spectrum was the first among its competitors to achieve the "Ariba Ready" distinction, an award that certifies an organization's e-commerce expertise, and has served as an advisor to the leading e-procurement organizations.

        Publications.    Software Spectrum's customer magazine, In Touch, provides new product information and case studies from existing customers who are implementing the latest products and technologies from the leading software publishers worldwide and offers the latest news and commentary on industry trends and Company sponsored seminars and other technology-related events.

        Software Spectrum prepares and distributes an annual publication, which includes in-depth analysis of various product offerings, called the Licensing and Software Management Guide. This publication provides comprehensive information on the many facets of software licensing. The Licensing and Software Management Guide provides the purchasing requirements and qualification restrictions of the numerous VLM publisher programs. Issues such as concurrent licensing and copying software on home or laptop computers are identified. Because of the potential savings a corporation can realize by utilizing alternative procurement methods, customers have expressed a significant amount of interest in this publication and it has been made available online.

        Software Spectrum's web site contains company news and information designed to educate customers about Software Spectrum's areas of expertise, its products (including third-party reviews) and services, the publishers represented by Software Spectrum and the latest trends in the industry. Software Spectrum also provides information through various Company publications. A portion of the marketing funds provided to Software Spectrum by publishers is used to offset Software Spectrum's cost of producing these publications. Software Spectrum publishes newsletters, service and product brochures and product catalogs and also provides other timely information coincident with major product releases.

        Contact Services.    Software Spectrum provides telephone and Internet-based contact services on behalf of software publishers, Internet service providers, original equipment manufacturers and other organizations. Services are provided through Software Spectrum's facilities in Dallas, Texas; Spokane, Washington; Tampa, Florida; Eugene, Oregon and Dublin, Ireland. Software Spectrum's commitment to management strength, technology and service is critical in meeting the needs of its clients.

        Software Spectrum's technical support services cover a number of technologies, including desktop applications and operating systems and network operating systems. The staff in Software Spectrum's contact centers are experienced in over fifty major software applications and can provide support for software products running on most major operating systems and environments, including Windows 2000, Windows 98, Macintosh, Microsoft Windows NT, Novell NetWare and other network operating systems.

        Software Spectrum provides services using several different media including telephone, e-mail and the Internet. Software Spectrum's contact centers employ advanced technology that includes digital switching and skill-based call routing. This technology enables Software Spectrum to optimize its call handling and personnel scheduling, thereby increasing its efficiency and enhancing the quality of the services it provides to its clients and their customers. Software Spectrum maintains a series of online knowledge bases that support the contact services representatives. In addition, contact services representatives are typically able to access knowledge bases owned and maintained by Software Spectrum's clients. The contact centers include large capacity file servers, multiple CD ROM databases and other resources that enable Software Spectrum's contact services personnel to recreate a customer's individual problem, develop a solution, and guide the customer through the solution on a step-by-step basis.

        Software Spectrum focuses on creating customized solutions that meet each client's specialized needs while minimizing their total support costs. Each account has a dedicated account management team, including an operations manager and an account manager. The operations manager takes full responsibility for tactical operations and is responsible for effective, ongoing communication with the client. The account manager is responsible for facilitating all financial discussions, completing monthly and quarterly business reviews and assisting clients with account growth and development. The account management team works together to explore ways to increase customer satisfaction and provide additional value to the client.

        Software Spectrum's contact services representatives are monitored by a team of professional quality specialists located at each domestic contact center. Using criteria mutually developed by Software Spectrum and the client, the quality assurance professionals monitor, evaluate and provide feedback to the representatives on a regular basis. The quality assurance team analyzes quality trends, reports potential areas of concern, identifies improvement opportunities and assists management in capitalizing on these opportunities. In addition, Software Spectrum's major clients also survey a statistically significant percentage of customers to gain feedback on their customer service experiences. The results of these surveys are reviewed regularly and used to enhance training and development initiatives.

        Software Spectrum's ability to provide high quality technical support and customer service solutions depends upon its success in recruiting, hiring and training large numbers of skilled employees. Each contact services representative is trained and certified internally for customer service skills and knowledge of the client's specific product and/or service offerings prior to interacting with the client's customers. Software Spectrum also provides ongoing on-site and computer-based training to allow representatives to further enhance their skills.

        Software Spectrum management, along with Level 3 management, continue to review Software Spectrum's existing lines of business to determine how those lines of business assist with the Company's focus on delivery of communications and information services and reaching consolidated free cash flow breakeven. To the extent that certain lines of business are not considered to be compatible with the delivery of communication and information services or with obtaining cash flow objectives, Software Spectrum may exit those lines of businesses.

Sales and Marketing

        Software Spectrum sells and markets its products and services to existing and potential large customers through its account executives, customer service representatives and its marketing and support staff, as well as its Internet site. Software Spectrum organizes account management teams to serve and support each of its customers' needs. Generally, each team consists of one account executive, supported by technical, marketing, customer service and sales support personnel at Software Spectrum's operations centers, as well as Web-based self-service capabilities. Software Spectrum's contact services offerings are marketed and sold by a dedicated team of account executives that focus exclusively on custom contact services solutions for potential customers.

        In its product business, Software Spectrum assigns to account executives specific accounts and/or a specific territory, which generally includes major metropolitan areas in one or more countries, states or provinces. Account executives market the overall services and advantages of using Software Spectrum as the customer's preferred software and services supplier, and they concentrate on generating new customer relationships, maintaining and improving existing customer relationships and increasing the volume of software and services provided to corporate customers. For national and global accounts, several account executives may work with the customer in different parts of North America, Europe and Asia/Pacific, coordinated by a designated national or global account manager. The number of accounts handled by each account executive depends on the relative size of the accounts and the level of service required by each customer within the assigned territory.

        Account executives work directly with senior and mid-level procurement managers, IT managers and computer support managers of existing and potential customers to identify the specific needs of each customer and to facilitate the purchase of software products and services by the customer's organization. Account executives maintain close contact with customers in order to provide them with timely communications and assistance with any special or strategic requests. Account executives are responsible for providing customers with useful and relevant product information to assist the customer in its selection of software available for the desired application, providing customers with information and guidance on software procurement options including VLM agreements, implementation and deployment of software under VLM agreements and planning product presentations and seminars by representatives of Software Spectrum and publishers.

        Software Spectrum's licensing consultants work with its customers to provide advice and consultation on VLM programs and to produce detailed customer account analysis and reporting. Software Spectrum also assigns a team of customer service representatives to each product account. Customer service representatives, who are based primarily at Software Spectrum's operations centers, handle all aspects of the day-to-day customer account servicing, including common presale questions, customer order placement, order status inquiries, requests for demonstration products for evaluation and searches for hard-to-find products. They also help customers perform many of these functions directly by guiding them through the variety of options available on Software Spectrum's Web site. This structure enables customer service representatives to develop close relationships with individuals within the customer's organization and to better serve them by being familiar with their account. By assigning a specific team of customer service representatives to specific customers, Software Spectrum adds additional direct contacts that reinforce customer relationships.

        To solicit software business from mid-sized organizations, Software Spectrum utilizes a coordinated effort from field sales and outbound telephone-based sales representatives as well as a network of business partners who provide technical services to mid-sized customers. While product price and delivery terms are key factors in mid-sized organizations, Software Spectrum also provides a broad range of VLM agreement support and services to this category of customers. Initial contact and sales are made typically through field sales, telephone inquiries or business partner referrals. Software Spectrum interfaces with smaller customers via outbound telephone inquiries as well as Web-based self-service offerings.

        Software Spectrum has established relationships with many of the leading electronic procurement companies including Ariba and Commerce One. These e-procurement companies serve a broad base of businesses in many markets and allow Software Spectrum to expand its customer base by opening new customer relationships with little added expense.

        Software Spectrum sells its telephone and Internet-based contact services through a dedicated sales force, which focuses on the types of organizations who most often require such services. Software publishers typically outsource some or all of their telephone support on some portion of their product offerings, which allows Software Spectrum to leverage its existing relationships with software publishers.

Software Spectrum's market for contact services also extends to a number of other organizations, including Internet service providers and original equipment manufacturers.

Support Systems

        Software Spectrum has developed certain proprietary support systems that facilitate the delivery of products and services to its customers and has invested in technology-based systems to support the special requirements necessary to service VLM agreements for its customers. iCARE, a custom, web-based system written in Microsoft ASP.NEt, provides individualized contract management data, assists customers in complying with the terms of their VLM agreements and provides customers with necessary reporting mechanisms. Using individualized data in iCARE, in conjunction with Software Spectrum's contract management database, Software Spectrum's representatives can guide a customer through the various purchasing options and assist in administering VLM agreements. iCARE also provides Software Spectrum's customer service representatives with a customer profile, account status, order status and product pricing and availability details.

Products and Distribution

        The software products offered by Software Spectrum include all major business programs for the desktop and server environment including strategic product categories for security storage and Web infrastructure. For the year ended December 31, 2002, the top 10 software titles sold by Software Spectrum represented approximately 90% of Software Spectrum's net software sales.

        In North America, Software Spectrum has outsourced substantially all of the fulfillment of shrink-wrapped software for its customers to Ingram Micro, Inc., a leading technology distributor. Under this arrangement, Ingram Micro provides distribution services for product purchased directly from Ingram Micro as well as for odd and hard to find product purchased elsewhere by Software Spectrum. The agreement with Ingram Micro extends through December 2003.

        Outside of North America, Software Spectrum uses the services of distributors or publishers to ship shrink-wrapped products directly to its customers, usually the same day Software Spectrum receives the order. As of December 31, 2002, Software Spectrum did not have a significant order backlog.

Customers

        In 2002, Software Spectrum handled more than 12,000 active customer accounts. Software Spectrum's customer base includes corporations, government agencies, educational institutions, non-profit organizations and other business entities. Sales contracts with large customers for the procurement of products generally cover a one to three year period subject to the customers' rights to terminate the contract upon notice. These contracts usually include provisions regarding price, availability, payment terms and return policies. Standard payment terms with Software Spectrum's customers are net 30 days from the date of invoice or net 10 days in the case of summary periodic billings to customers. In 2002, no single customer represented more than 5% of Software Spectrum's revenues, and Software Spectrum's customer base included approximately 350 of the calendar year 2002 Fortune 500 companies and approximately 250 of the Fortune Global 500 companies. Software Spectrum does not believe that the loss of any single customer would have a material adverse effect on its revenues.

        Software Spectrum's contact services business is currently concentrated among three key customers. Loss of any of these customers could have a material adverse effect on Software Spectrum's profitability, but will not have a material adverse effect on Level 3's consolidated revenues or profitability.

Vendors

        Software Spectrum's software sales are derived from products purchased from publishers and distributors. The decision whether to buy products directly from publishers or through distributors is determined on a vendor-by-vendor basis based on publisher requirements, cost, availability, return privileges and demand for a particular product. For 2002, approximately 89% of Software Spectrum's product sales, based on revenues, represented products purchased from its ten largest publishers. For the year ended December 31, 2002, products from Microsoft and IBM/Lotus accounted for approximately 68% and 10% of net software sales, respectively.

        Software Spectrum has contractual relationships with all its major vendors covering price, payment terms and return privileges. These contracts are non-exclusive and are generally terminable by either party without cause upon 30 to 60 days notice. Software Spectrum's contracts with its major vendors are generally for one or two-year terms, and the majority contain no provision for automatic renewal.

        Publisher contracts generally permit Software Spectrum to submit adjustment reports for licensing and maintenance transactions within a certain time period after the transaction is reported. Such contracts do not typically require Software Spectrum to ensure end-user compliance with its publishers' licensing and copyright or patent right protection provisions. Certain of Software Spectrum's contracts with vendors provide for early payment discounts. Under the terms of its vendor contracts, Software Spectrum is not generally required to meet any minimum purchase or sales requirements, except to the extent that Software Spectrum's level of purchases or sales may affect the amount or availability of financial incentives, advertising allowances and marketing funds. The reduction in amount, discontinuance of, or Software Spectrum's inability to meet requirements established by vendors for achieving financial incentives, advertising allowances and marketing funds could have an adverse effect on Software Spectrum's business and financial results, and may have an adverse effect on Level 3's consolidated financial results.

Competition

        The software market is intensely competitive. With respect to its product services business, Software Spectrum faces competition from a wide variety of sources, including "software-only" resellers, hardware resellers and manufacturers and large systems integrators. Current competitors from the software-only reseller category would include ASAP Software and Softwarehouse International. Software Spectrum believes that its global presence and capabilities, VLM expertise, services and systems that support Software Spectrum's business, including Internet services, and knowledgeable, industry-experienced personnel serve to distinguish it from its competitors.

        Competitors also include hardware resellers and manufacturers. These companies compete in the large and mid-size organization markets with marketing efforts to provide customers with software and hardware services. Such competitors include Dell Computer Corporation and Hewlett Packard Corporation, hardware manufacturers that also sell software, and systems integrators such as Compucom Systems, Inc. Many of these companies do have a global presence. Software Spectrum believes its VLM expertise and services, software-focused solutions, custom computing systems specifically designed to support Software Spectrum's business and knowledgeable industry-experienced personnel are differentiating factors in this group of competitors.

        In the global contact services market, Software Spectrum competes with a variety of companies including Convergys Corporation, TeleTech Holdings, Inc., SITEL Corporation, Stream International, Inc. and Sykes Enterprises Incorporated. Software Spectrum competes in this market based primarily on the quality of services provided and cost. Many of Software Spectrum's competitors have significantly greater financial resources than Software Spectrum. However, Software Spectrum believes that its emphasis on training and quality programs, and its focus on high customer satisfaction at a reasonable cost, allow Software Spectrum to compete effectively in this highly competitive market. In order to compete effectively in the contact services business, it will be necessary to continue to invest in new technologies that increase customer satisfaction and allow integrated telephone, self-help, chat and e-mail solutions. In addition, businesses wishing to outsource their customer contact and support operations are increasingly examining ways to reduce labor costs by outsourcing such services outside of the United States.

        The manner in which software products are distributed and sold is continually changing and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of Software Spectrum, without utilizing services such as those provided by Software Spectrum. In the past, direct sales from software publishers to end-users have not been significant, although end-users have traditionally been able to purchase upgrades directly from publishers. From time to time, some publishers have instituted programs for the direct sale of large order quantities of software to major corporate accounts, and Software Spectrum anticipates that these types of transactions will continue to be used by various publishers in the future. Software Spectrum could be adversely affected if major software publishers successfully implement or expand programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the resale channel. Software Spectrum believes that the total range of services it provides to its customers cannot be easily substituted by publishers, particularly because publishers do not offer the scope of services or product offerings required by most of Software Spectrum's customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to end-users without engaging Software Spectrum to provide value-added services. In addition, the use of VLM agreements by organizations as a method to purchase software has become widely accepted. Should publishers permit others to sell VLM agreements, or should additional competitors develop the capabilities required to service and support large licensing programs, Software Spectrum's competitive advantage could be negatively impacted. If the resale channel's participation in VLM agreements is reduced or eliminated, or if other methods of distribution of software become common, Software Spectrum's business and financial results could be materially adversely affected. Software Spectrum currently delivers a limited amount of software through electronic software distribution and intends to continue to participate in this method of software distribution as demand for this service by large organizations emerges and as communications technology improvements permit electronic software distribution to be made securely and efficiently. Software Spectrum's continuing investment in e-procurement reflects Software Spectrum's commitment to meeting the changing needs of its customers.

  (i)Structure

        Level 3 currently offers, through its subsidiary (i)Structure, Inc. (formerly PKS Information Services, Inc.), computer operations outsourcing customers located primarily in the United States.

        (i)Structure is an information technology, or IT, infrastructure outsourcing company that provides managed computer infrastructure services across OS/390, AS/400 and NT/UNIX platforms in its data centers located in Omaha, Nebraska and Tempe, Arizona. The company enables businesses to outsource costly IT operations and benefit from secure, cost-effective, managed services that scale to meet changing needs.

Services

        The computer outsourcing services offered by the Company include networking and computing services necessary for older mainframe-based systems and newer client/server-based systems. The Company provides its outsourcing services to clients that want to focus their resources on core businesses, rather than expend capital and incur overhead costs to operate their own computing environments. (i)Structure believes that it is able to utilize its expertise and experience, as well as operating efficiencies, to provide its outsourcing customers with levels of service equal to or better than those achievable by the customers themselves, while at the same time reducing the customers' cost for such services. This service is particularly useful for those customers moving from older computing platforms to more modern client/server platforms.

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

        (i)Structure management, along with Level 3 management, continue to review (i)Structure's existing lines of business to determine how those lines of business assist with the Company's focus on delivery of communications and information services and reaching consolidated free cash flow breakeven. To the extent that certain lines of business are not considered to be compatible with the delivery of communication and information services or with obtaining cash flow objectives, (i)Structure may exit those lines of businesses.

Sales and Marketing

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

Competition

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

        At present, (i)Structure's competitors in the information technology infrastructure outsourcing market include:

  •
  larger established computer outsourcing companies such as ACS, IBM Global Services, EDS, and Computer Sciences Corporation (CSC);

  •
  midsize companies or divisions of larger companies such as ACS, Acxiom, and Lockheed; and

  •
  enterprises that maintain their computer processing environments in-house.

        In addition, (i)Structure offers certain application software services to customers primarily in Europe. The market for these application services is highly competitive and there are few barriers to entry. Companies are competing on the usefulness of their intellectual property, knowledge and competency of technical staff, quality of service and price. Large competitors have many resources available to them including longer operating history, name recognition, greater financial resources, large installed customer base and established industry relationships. At present, (i)Structure's competitors in the application software services market include European software development businesses and IT service companies such as S1 Inc., Bottomline Technologies, Inc. and Eontec.

The Company's Other Businesses

        The Company was incorporated as Peter Kiewit Sons', Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, the Company invested a portion of the cash flow generated by its construction activities in a variety of other businesses. The Company entered the coal mining business in 1943, the telecommunications business (consisting of MFS and, more recently, an investment in C-TEC Corporation and its successors RCN Corporation, Commonwealth Telephone Enterprises, Inc. and Cable Michigan, Inc.) in 1988, the information services business in 1990 and the alternative energy business, through an investment in MidAmerican Energy Holdings Company, in 1991. Level 3 also has made investments in several development-stage ventures.

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

        During 2002, the Company sold all of its shares of common stock of Commonwealth Telephone in two underwritten public offerings. The Company has retained, however, approximately 1.0 million shares of Class B Common Stock of Commonwealth Telephone, which represents approximately 50% of the outstanding Class B Common Stock, representing approximately 29% of the total voting power.

        RCN.    RCN's primary business is delivering bundled communications services to residential customers over its broadband network, which is predominantly owned by RCN, including through joint ventures and majority owned subsidiaries, to 7 of the 10 most densely populated areas of the country. RCN is currently operating in Boston, including 18 surrounding communities, New York City, Philadelphia suburbs, Washington D.C., and certain suburbs, Chicago, San Francisco, and certain suburbs and certain communities in Los Angeles. RCN also serves the Lehigh Valley in Pennsylvania. RCN believes that it is the first company in many of its markets to offer one-stop shopping for Phone, Cable TV and High-Speed cable modem Internet services to residential customers. As of December 31, 2002, the C-TEC Holding Company owned approximately 24% of the outstanding common stock of RCN.

        Cable Michigan.    Cable Michigan was a cable television operator in the State of Michigan. On June 4, 1998, Cable Michigan announced that it had agreed to be acquired by Avalon Cable. Level 3 received approximately $129 million in cash when the transaction closed on November 6, 1998.

  Coal Mining

        The Company is engaged in coal mining through its subsidiary, KCP, Inc. ("KCP"). KCP has a 50% interest in two mines, which are operated by a subsidiary of Peter Kiewit Sons', Inc. ("New PKS"). Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. Black Butte Coal Company ("Black Butte") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. The Decker mine is located in southeastern Montana and the Black Butte mine is in southwestern Wyoming. The coal mines use the surface mining method.

        In September 2000, the Company sold its entire 50% ownership interest in the Walnut Creek Mining Company to a subsidiary of Peter Kiewit Sons', Inc. for cash of $37 million.

        The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal in order to produce steam to generate electricity. Approximately 92% of sales are made under long-term contracts, and the remainder are made on the spot market. Approximately 62%, 60% and 75% of KCP's revenues in 2002, 2001 and 2000, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, Solvay Minerals, Pacific Power & Light and Minnesota Power, that provide for the delivery of approximately 11 million tons through 2009. The level of cash flows generated in recent periods by the Company's coal operations will not continue after the year 2000 because the delivery requirements under the Company's current long-term contracts decline significantly. Under a mine management agreement, KCP pays a subsidiary of New PKS an annual fee equal to 30% of KCP's adjusted operating income. The fee for 2002 was $7 million.

        The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 2002, the most recent year for which information is available, KCP's production represented 1.2% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

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

        The Company is required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 2002 was approximately $3 million. KCP's share of accrued estimated reclamation costs was $93 million at December 31, 2002. The Company did not make significant capital expenditures for environmental compliance with respect to the coal business in 2002. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of the Company's accruals, could have an adverse effect on the Company's business, results of operations, and financial condition.

  SR91 Tollroad

        The Company has invested $13.3 million for a 65% equity interest and lent approximately $8.8 million to California Private Transportation Company L.P. ("CPTC"), which developed, financed, and currently operates the 91 Express Lanes, a ten mile, four-lane tollroad in Orange County, California (the "SR91 Tollroad"). The fully automated highway uses an electronic toll collection system and variable pricing to adjust tolls to demand.

        Capital costs at completion were $130 million, $110 million of which was funded with debt that was not guaranteed by Level 3. Revenue collected over the 35-year franchise period is used for operating expenses, debt repayment, and profit distributions. The SR91 Tollroad opened in December 1995.

        On January 3, 2003, Level 3 received approximately $46 million in cash from the sale of the SR 91 Tollroad. In addition, the Company's long-term debt was reduced by approximately $139 million. The Orange County Transportation Authority purchased the toll road from the CPTC, for $207.5 million in cash and assumed debt. Level 3 received proceeds from the sale because it is a 65 percent owner of CPTC.

Glossary of Terms

access	Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.
access charges	The fees paid by long distance carriers to LECs for originating and terminating long distance calls on the LECs' local networks.
backbone	A high-speed network that interconnects smaller, independent networks. It is the through-portion of a transmission network, as opposed to spurs which branch off the through-portions.
CAP	Competitive Access Provider. A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.
capacity	The information carrying ability of a telecommunications facility.
Carrier	A provider of communications transmission services by fiber, wire or radio.
Central Office	Telephone company facility where subscribers' lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance.
CLEC	Competitive Local Exchange Carrier. A company that competes with LECs in the local services market.
common carrier	A government-defined group of private companies offering telecommunications services or facilities to the general public on a non-discriminatory basis.
conduit	A pipe, usually made of metal, ceramic or plastic, that protects buried cables.
DS-3	A data communications circuit capable of transmitting data at 45 Mbps.
dark fiber	Fiber optic strands that are not connected to transmission equipment.
dedicated lines	Telecommunications lines reserved for use by particular customers.
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
facilities based carriers	Carriers that own and operate their own network and equipment.

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
Gbps	Gigabits per second. A transmission rate. One gigabit equals 1.024 billion bits of information.
ILEC
Incumbent Local Exchange Carrier. A company historically providing local telephone service. Often refers to one of the Regional Bell Operating Companies (RBOCs). Often referred to as "LEC" (Local Exchange Carrier).
Interconnection
Interconnection of facilities between or among the networks of carriers, including potential physical colocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.
InterLATA	Telecommunications services originating in a LATA and terminating outside of that LATA.
Internet	A global collection of interconnected computer networks which use a specific communications protocol.
IntraLATA	Telecommunications services originating and terminating in the same LATA.
ISDN	Integrated Services Digital Network. An information transfer standard for transmitting digital voice and data over telephone lines at speeds up to 128 Kbps.
ISPs	Internet Service Providers. Companies formed to provide access to the Internet to consumers and business customers via local networks.
IXC	Interexchange Carrier. A telecommunications company that provides telecommunications services between local exchanges on an interstate or intrastate basis.
Kbps	Kilobits per second. A transmission rate. One kilobit equals 1,024 bits of information.
LATA	Local Access and Transport Area. A geographic area composed of contiguous local exchanges, usually but not always within a single state. There are approximately 200 LATAs in the United States.
leased line	An amount of telecommunications capacity dedicated to a particular customer along predetermined routes.
LEC	Local Exchange Carrier. A telecommunications company that provides telecommunications services in a geographic. LECs include both ILECs and CLECs.

local exchange	A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.
local loop	A circuit that connects an end user to the LEC central office within a LATA.
long distance carriers	Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.
Mbps	Megabits per second. A transmission rate. One megabit equals 1.024 million bits of information.
MPLS
MultiProtocol Label Switching. A standards-approved technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given sequence of packets, identified by a label put in each packet, thus saving the time needed for a router or switch to look up the address to the next node to forward the packet to.
multiplexing
An electronic or optical process that combines a large number of lower speed transmission lines into one high speed line by splitting the total available bandwidth into narrower bands (frequency division), or by allotting a common channel to several different transmitting devices, one at a time in sequence (time division).
NAP	Network Access Point. A location at which ISPs exchange traffic with each other.
OC-3	A data communications circuit capable of transmitting data at 155 Mbps.
OC-12	A data communications circuit capable of transmitting data at 622 Mbps.
OC-48	A data communications circuit capable of transmitting data at approximately 2.45 Gbps.
peering
The commercial practice under which ISPs exchange traffic with each other. Although ISPs are free to make a private commercial arrangement, there are generally two types of peering. With a settlement free peering arrangement the ISPs do not need to pay each other for the exchange of traffic. With paid peering, the larger ISP receives payment from the smaller ISP to carry the traffic of that smaller ISP. Peering occurs at both public and private exchange points.
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
SONET
Synchronous Optical Network. An electronics and network architecture for variable bandwidth products which enables transmission of voice, data and video (multimedia) at very high speeds. SONET ring architecture provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure by automatically rerouting traffic in the opposite direction around the ring.
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
Tbps	Terabits per second. A transmission rate. One terabit equals 1.024 trillion bits of information.
T-1	A data communications circuit capable of transmitting data at 1.544 Mbps.
unbundled	Services, programs, software and training sold separately from the hardware.

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

Directors and Executive Officers

        Set forth below is information as of March 17, 2003, about each director and each executive officer of the Company. The executive officers of the Company have been determined in accordance with the rules of the SEC.

Name	Age	Position
Walter Scott, Jr.	71	Chairman of the Board
James Q. Crowe	53	Chief Executive Officer and Director
Kevin J. O'Hara	42	President, Chief Operating Officer and Director
Charles C. Miller, III	50	Vice Chairman of the Board and Executive Vice President
Sureel A. Choksi	30	Group Vice President and Chief Financial Officer
Thomas C. Stortz	51	Group Vice President, General Counsel and Secretary
John F. Waters, Jr.	38	Group Vice President and Chief Technology Officer
Howard S. Diamond	50	Chairman of Information Services Group
R. Douglas Bradbury	52	Vice Chairman of the Board
Mogens C. Bay	54	Director
Richard R. Jaros	51	Director
Robert E. Julian	63	Director
David C. McCourt	46	Director
John T. Reed	59	Director
Kenneth E. Stinson	60	Director
Colin V.K. Williams	63	Director
Michael B. Yanney	69	Director

Other Management

        Set forth below is information as of March 17, 2003, about the following members of senior management of the Company.

Name	Age	Position
Linda J. Adams	46	Group Vice President
Keith R. Coogan	50	Chief Executive Officer of Software Spectrum
Donald H. Gips	43	Group Vice President
James L. Freeze	42	Group Vice President
John Neil Hobbs	43	Group Vice President
Joseph M. Howell, III	56	Group Vice President
Michael D. Jones	45	Chief Executive Officer (i)Structure
Sunit S. Patel	41	Group Vice President
Brady Rafuse	39	Group Vice President
Edward Van Macatee	48	Group Vice President
Ronald J. Vidal	42	Group Vice President

        Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of Peter Kiewit Sons', Inc. ("PKS") since the split-off. Mr. Scott is also a director of PKS, Berkshire Hathaway Inc., Burlington Resources Inc., MidAmerican, Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"), RCN Corporation ("RCN") and Valmont Industries, Inc.

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

        Howard Diamond has been Chairman of the Company's information services group since June 2002. Prior to that, Mr. Diamond was Chief Executive Officer of CorpSoft, Inc., which the Company acquired in March 2002. Mr. Diamond joined CorpSoft, Inc. in 1996.

        R. Douglas Bradbury has been Vice Chairman of the Board since February 2000. Mr. Bradbury retired from his position of Executive Vice President at December 31, 2002, which position he had held since August 1997. Mr. Bradbury was also Chief Financial Officer of the Company from August 1997 until July 2000. Mr. Bradbury has been a director of the Company since March 1998. Mr. Bradbury served as Chief Financial Officer of MFS from 1992 to 1996, Senior Vice President of MFS from 1992 to 1995, and Executive Vice President of MFS from 1995 to 1996. Mr. Bradbury is also a director of LodgeNet Entertainment Corporation.

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

        John T. Reed has been a director of the Company since March 2003. Mr. Reed has been Chairman of HMG Properties, the real estate investment banking joint venture of McCarthy Group, Inc. since 2000. Prior to that, he was Chairman of McCarthy & Co., the investment banking affiliate of McCarthy Group. Mr. Reed is also a director of McCarthy Group. Prior to joining McCarthy Group in 1997, Mr. Reed spent 32 years with Arthur Andersen, LLP.

        Kenneth E. Stinson has been a director of the Company since January 1987. Mr. Stinson has been Chairman of the Board and Chief Executive Officer of Peter Kiewit Sons', Inc. since the Split-Off. Prior to the Split-Off, Mr. Stinson was Executive Vice President of the Company for more than the last five years. Mr. Stinson is also a director of ConAgra Foods, Inc. and Valmont Industries, Inc.

        Colin V.K. Williams has been a director of the Company since August 2000. From July 1998 until December 31, 2000, Mr. Williams was Executive Vice President of the Company and President of Level 3 International, Inc. Prior to joining the company, Mr. Williams was Chairman of WorldCom International, Inc., where he was responsible for the international communications business and the development and operation of WorldCom's fiber networks overseas. In 1993 Mr. Williams initiated and built the international operations of MFS. Prior to joining MFS, Mr. Williams was Corporate Director, Business Development at British Telecom from 1988 until 1992. Mr. Williams is a director of Focal Communications Corporation and KeyTech Limited.

        Michael B. Yanney has been a director of the Company since March 31, 1998. He has served as Chairman of the Board, President and Chief Executive Officer of America First Companies L.L.C. for more than the last five years. Mr. Yanney is also a director of Burlington Northern Santa Fe Corporation, RCN and Forest Oil Corporation.

        Linda J. Adams has been Group Vice President Human Resources of the Company since February 2000. Prior to that, Ms. Adams was Vice President, Human Resources of the Company from November 1998 to February 2000. Prior to that, Ms. Adams was initially Vice President of Human Resources Rent-A-Center, a subsidiary of Thorn Americas, Inc., and then Senior Vice President of Human Resources for Thorn Americas, Inc. from August 1995 until August 1998. Prior to that, Ms. Adams was Vice President of Worldwide Compensation & Benefits for PepsiCo, Inc. from August 1994 to August 1995.

        Keith R. Coogan has been Chief Executive Officer of Software Spectrum since September, 2002 and was named President in May 1998. Mr. Coogan has been Chief Operating Officer of Software Spectrum since April 1996. Mr. Coogan served as Executive Vice President of Software Spectrum from April 1996 to May 1998 and had been a Vice President of Software Spectrum since October 1990. From May 1989 until joining Software Spectrum, Mr. Coogan served as Vice President of Finance for Leather Center Holdings, Inc., a privately held manufacturer and retailer of leather furniture. Mr. Coogan is a Certified Public Accountant.

        Donald H. Gips has been Group Vice President Corporate Strategy of the Company since January 2001. Prior to that, Mr. Gips was Group Vice President, Sales and Marketing of the Company from February 2000. Prior to that, Mr. Gips served as Senior Vice President, Corporate Development of the Company from November 1998 to February 2000. Prior to that, Mr. Gips served in the White House as Chief Domestic Policy Advisor to Vice President Gore from April 1997 to April 1998. Before working at the White House, Mr. Gips was at the Federal Communications Commission as the International Bureau Chief and Director of Strategic Policy from January 1994 to April 1997. Prior to his government service, Mr. Gips was a management consultant at McKinsey and Company.

        James L. Freeze has been Group Vice President Marketing of the Company since February 2003. Prior to that, Mr. Freeze was Senior Vice President, Chief Marketing and Strategy Officer of Genuity from May 2001. Prior to that Mr. Freeze was Senior Vice President and Chief Strategy Officer of Genuity. From August 1999 to June 2000, Mr. Freeze served as Vice President of Business Development for Genuity. From July 1998 to August 1999, Mr. Freeze served as a senior telecommunications analyst at Forrester Research, Inc., an Internet research firm. From June 1997 to June 1998, Mr. Freeze served as Vice President of Sales and Marketing of Genuity Inc., an Internet service provider and Web hosting company that was acquired by Genuity in June 1998. In April 2000, Genuity had changed its name from GTE Internetworking Incorporated to Genuity Inc. Prior to 1997, Mr. Freeze held several positions with CompuServe Inc., a worldwide provider of network access hosting and Internet services to the business and consumer markets, including Director of Marketing and Business Development from January 1995 to May 1997 and Group Manager from June 1994 to December 1994.

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

        Sunit S. Patel has been a Group Vice President of the Company since March 13, 2003. Prior to that, Mr. Patel was Chief Financial Officer of Looking Glass Networks, Inc., a provider of metropolitan fiber optic networks, from April 2000 until March 2003. Mr. Patel was Treasurer of WorldCom Inc. and MCIWorldcom Inc., each long distance telephone services providers from 1997 to March 2000. From 1994 to 1997, Mr. Patel was Treasurer of MFS Communications Company Inc., a competitive local exchange carrier. In a press release issued on March 13, 2003, Level 3 announced that it is anticipated that Mr. Patel will succeed Sureel Choksi as Chief Financial Officer of Level 3 in May 2003, following the 2003 Annual Meeting of Stockholders.

        Brady Rafuse has been Group Vice President of the Company and President of the Company's European operations since August 2001 and Senior Vice President of European Sales and Marketing since December 2000. Prior to that, Mr. Rafuse served as Head of Commercial Operations for Concert, a joint venture between AT&T and British Telecom, from September 1999 to December 2000, and in a variety of positions with British Telecom from 1987 until December 2000. His last position was as General Manager, Global Energy Sector which he held from August 1998 to September 1999 and prior to that he was Deputy General Manager, Banking Sector from April 1997 to August 1998.

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

        The Board is divided into three classes, designated Class I, Class II and Class III, each class consisting, as nearly as may be possible, of one-third of the total number of directors constituting the Board. The Class I Directors consist of Walter Scott, Jr., James Q. Crowe, Charles C. Miller, III and Colin V.K. Williams; the Class II Directors consist of Mogens C. Bay, Richard R. Jaros, Robert E. Julian and David C. McCourt; and the Class III Directors consist of R. Douglas Bradbury, Kevin J. O'Hara, John T. Reed, Kenneth E. Stinson and Michael B. Yanney. The term of the Class I Directors will terminate on the date of the 2004 annual meeting of stockholders; the term of the Class II Directors will terminate on the date of the 2005 annual meeting of stockholders; and the term of the Class III Directors will terminate on the date of the 2003 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for three-year terms. The Company's officers are elected annually to serve until each successor is elected and qualified or until his death, resignation or removal.

Employees

        As of December 31, 2002, Level 3 had 2,725 employees in the communications portion of its business and information services had approximately 3,550 employees, for a total of 6,275 employees. These numbers do not include the employees of Genuity, since this transaction closed on February 4, 2003. Level 3 has hired approximately 1,400 Genuity employees, who become part of the transitional organization that is assisting with the integration efforts. The Company expects to reduce communications headcount throughout 2003 as the Genuity integration efforts are concluded. The Company believes that its success depends in large part on its ability to attract and retain substantial numbers of qualified employees.

Forward Looking Statements

        The Company, or its representatives, from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation statements made or to be made in this Annual Report on Form 10-K, the Company's Quarterly Reports on Form 10-Q, information contained in other filings with the Securities and Exchange Commission, press releases and other public documents or statements. In addition, representatives of the Company, from time to time, participate in speeches and calls with market analysts, conferences with investors or potential investors in the Company's securities and other meetings and conferences. Some of the information presented at such speeches, calls, meetings and conferences may include forward-looking statements. The Company uses words like "expects," "anticipates" or "believes" to identify forward-looking statements.

        The Company wishes to ensure that all forward-looking statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements. The Company cautions the reader that this list of important factors may not be exhaustive. The Company operates in rapidly changing businesses, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made to conform the statements to actual results or changes in the Company's expectations.

Communications Group

Continuing softness in the economy is having a disproportionate effect on the telecommunications industry

        The downturn in general economic conditions, particularly in the telecommunications services industry, has forced several of the Company's competitors and customers to file for protection from creditors under existing bankruptcy laws and others to reconfigure their capital structure. These companies had significant debt servicing requirements and were unable to generate sufficient cash from operations to both service their debt and maintain their networks. Level 3 has changed its customer base in order to focus on global users of bandwidth capacity, which tend to be more financially viable than certain of the Company's Internet start-up customers, and Level 3 has implemented policies and procedures designed to enable the Company to make determinations regarding the financial condition of potential and existing customers. However, there can be no assurance regarding the financial viability of Level 3's customers or that these policies and procedures will be effective. If general economic conditions in the United States remain at current levels for an extended period of time or worsen, Level 3 could be materially adversely affected.

The Company's continued growth depends upon its successful integration of the recently acquired Genuity business

        On February 4, 2003, Level 3 acquired substantially all the assets and operations of Genuity Inc., a Tier 1 Internet Protocol (IP) communications company based in Woburn, Massachusetts. The integration of Genuity involves a number of risks, including, but not limited to:

  •
  demands on management related to the significant increase in size after the acquisition;

  •
  the diversion of management's attention from the management of daily operations to the integration of operations;

  •
  difficulties in the assimilation and retention of employees;

  •
  difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations; and

  •
  difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies.

        If Level 3 cannot successfully integrate Genuity's operations, Level 3 may experience material negative consequences to its business, financial condition or results of operations. Successful integration of Genuity's operations will depend on the Company's ability to manage these operations, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. Because of difficulties in combining geographically distant operations, Level 3 may not be able to achieve the benefits that the Company hopes to achieve as a result of the acquisition.

        In addition, investors should not rely on the historical financial and operating performance of Genuity Inc. as a indication of the future performance of Level 3 as a result of the Genuity Transaction to Level 3.

Concentration of Revenue in a Limited Number of Customers

        A significant portion of Level 3's communications services revenue is concentrated among a limited number of customers. If the Company lost one or more of these major customers, or if one or more major customers significantly decreased its orders of the Company's products, Level 3's communications business would be materially and adversely affected. Revenue from the Company's largest communications customer, America Online, Inc. ("America Online") represented approximately 12% of the Company's communications revenues for 2002 and approximately 4% of the Company's consolidated revenues. Level 3's future communications operating results will depend on the success of these customers and other customers and our success in selling products to them.

        If Level 3 was to lose a significant portion of its communications services revenues from America Online, Level 3 would not be able to replace those revenues in the short term and its operating losses would increase, which increase may be significant.

Level 3 needs to increase the volume of traffic on its network or its network will not generate profits

        The Company must substantially increase the current volume of Internet, data, voice and video transmission on the Level 3 Network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of its network. If Level 3 does not develop new large-volume customers and maintain its relationship with current customers, Level 3 may not be able to significantly increase traffic on the Level 3 Network, which would adversely affect the Company's profitability.

During its limited operating history, Level 3 has generated losses which the Company expects to continue

        The development of Level 3's communications business required, and may continue to require, significant expenditures. These expenditures could result in substantial negative operating cash flow and substantial net losses for the near future. For 2002, Level 3 incurred a net loss from continuing operations of approximately $1.1 billion. The Company expects to continue to experience losses through 2003, and may not be able to achieve or sustain operating profitability in the future. Continued operating losses could limit the Company's ability to obtain the cash needed to expand its network, make interest and principal payments on its debt or fund other business needs.

The prices that Level 3 charges for its services have been decreasing, and the Company expects that they will continue to decrease, over time and the Company may be unable to compensate for these lost revenues.

        Level 3 expects to continue to experience decreasing prices for its services as the Company and its competitors increase transmission capacity on existing and new networks, as a result of its current agreements with customers, through technological advances or otherwise, and as volume-based pricing becomes more prevalent. Accordingly, Company's historical revenues are not indicative of future revenues based on comparable traffic volumes. If the prices for its services decrease for whatever reason and Level 3 is unable to offer additional services from which it can derive additional revenues or otherwise reduce its operating expenses, the Company's operating results will decline and its business and financial results will suffer.

Level 3 may need to continue to expand and adapt its network in order to remain competitive, which may require significant additional funding

        Future expansion and adaptations of the Level 3 Network's electronic and software components will be necessary in order to respond to:

  •
  a growing number of customers;

  •
  increased demands by customers to transmit larger amounts of data;

  •
  changes in customers' service requirements;

  •
  technological advances by competitors; and

  •
  governmental regulations.

Future expansion or adaptation of the Company's network will require substantial additional financial, operational and managerial resources, which may not be available at the time. If the Company is unable to expand or adapt its network to respond to these developments on a timely basis and at a commercially reasonable cost, its business will be materially adversely affected.

Level 3's need to obtain additional capacity for its network from other providers increases its costs

        The Company leases telecommunications capacity and obtain rights to use dark fiber from both long distance and local telecommunications carriers in order to extend the scope of the network. Any failure by these companies to provide timely service to Level 3 would adversely affect its ability to serve its customers or increase the costs of doing so. Some of the Company's agreements with other providers require the payment of amounts for services whether or not those services are used. The Company enters into interconnection agreements with many domestic and foreign local telephone companies' but the Company is not always able to do so on favorable terms.

        Costs of obtaining local service from other carriers comprise a significant proportion of the operating expenses of long distance carriers. Similarly, a large proportion of the costs of providing international service consists of payments to other carriers. Changes in regulation, particularly the regulation of local and international telecommunication carriers, could indirectly, but significantly, affect the Company's competitive position. These changes could increase or decrease the costs of providing Level 3's services.

Level 3's business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services

        Level 3's business depends on its ability to continue to develop effective business support systems. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Business support systems are needed for:

  •
  implementing customer orders for services;

  •
  provisioning, installing and delivering these services; and

  •
  monthly billing for these services.

Because Level 3's business provides for continued rapid growth in the number and volume of products and services offered, there is a need to continue to develop these business support systems on a schedule sufficient to meet proposed service rollout dates. In addition, Level 3 requires these business support systems to expand and adapt to its rapid growth. The failure to continue to develop effective business support systems could materially adversely affect the Company's ability to implement the Business Plan.

The Company may be unable to hire and retain sufficient qualified personnel; the loss of any of its key executive officers could adversely affect the Company

        Level 3 believes that its future success will depend in large part on its ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. The Company has experienced significant competition in attracting and retaining personnel who possess the skills that it is seeking. As a result of this significant competition, Level 3 may experience a shortage of qualified personnel. Level 3's businesses are managed by a small number of key executive officers, particularly James Q. Crowe, Chief Executive Officer, Charles C. Miller, III, Vice Chairman of the Board, and Kevin J. O'Hara, Chief Operating Officer. The loss of any of these key executive officers could have a material adverse effect on the Company.

Level 3 must obtain and maintain permits and rights-of-way to operate the Level 3 Network

        If Level 3 is unable, on acceptable terms and on a timely basis, to obtain and maintain the franchises, permits and rights needed to expand and operate the Level 3 Network, its business could be materially adversely affected. In addition, the cancellation or nonrenewal of the franchises, permits or rights that are obtained could materially adversely affect the Company. Level 3 is a defendant in several lawsuits that the plaintiffs have sought to have certified as class actions that, among other things, challenge its use of rights of way. It is likely that additional suits challenging use of its rights of way will occur and that those plaintiffs also will seek class certification. This litigation may increase Level 3's costs and adversely affect its profitability.

Termination of relationships with key suppliers could cause delay and costs

        Level 3 is dependent on third-party suppliers for fiber, computers, software, optronics, transmission electronics and related components that are integrated into the Level 3 Network. If any of these relationships is terminated or a supplier fails to provide reliable services or equipment and the Company is unable to reach suitable alternative arrangements quickly, Level 3 may experience significant additional costs. If that happens, Level 3 could be materially adversely affected.

The communications and information services industries are highly competitive with participants that have greater resources and a greater number of existing customers

        The communications and information services industry is highly competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than Level 3. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competitors could arise as a result of:

  •
  increased consolidation and strategic alliances in the industry resulting from the 1996 Act;

  •
  allowing foreign carriers to compete in the U.S. market;

  •
  further technological advances; and

  •
  further deregulation and other regulatory initiatives.

If the Company is unable to compete successfully, its business could be materially adversely affected.

Rapid technological changes can lead to further competition

        The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new products or technologies, as well as the further development of existing products and technologies may reduce the cost or increase the supply of certain services similar to those that Level 3 provides. As a result, Level 3's most significant competitors in the future may be new entrants to the communications and information services industry. These new entrants may not be burdened by an installed base of outdated equipment. Future success depends, in part, on the ability to anticipate and adapt in a timely manner to technological changes. Technological changes and the resulting competition could have a material adverse effect on Level 3.

Increased industry capacity and other factors could lead to lower prices for the Company's products and services

        There are currently three U.S. long distance fiber optic networks that are owned by each of AT&T, WorldCom and Sprint, as well as numerous local networks. Others, including Qwest Communications and WilTel Communications, are deploying or expanding additional networks that use advanced technology similar to that of the Level 3 Network. These networks offer significantly more capacity than is currently available in the marketplace. This additional capacity may cause significant decreases in the prices for services. Prices may also decline due to capacity increases resulting from technological advances and strategic alliances, such as long distance capacity purchasing alliances among regional Bell operating companies. Increased competition has already led to a decline in rates charged for various telecommunications services.

If Level 3 does not maintain or increase its market share and therefore is no longer considered a Tier 1 Internet backbone provider, it may lose customers and the Company's free peering relationships with other Tier 1 Internet backbone providers. If this occurs, the Company's revenues and operating results may decline significantly.

        Level 3 relies significantly on its status as a Tier 1 Internet backbone provider to maintain and grow its market share and compete with other Tier 1 Internet backbone providers, several of which have a larger market share than the Company. Any significant loss of market share for the Company's services could cause the loss of its status as a Tier 1 Internet backbone provider, which would make Level 3's services significantly less attractive to existing and potential customers and would likely result in a significant loss of revenues. In addition, the loss of market share or its status as a Tier 1 Internet backbone provider would adversely affect the Company's ability to maintain its free private peering relationships with other Tier 1 Internet backbone providers. These relationships permit the Company to have direct, cost-free exchange of traffic with other Tier 1 Internet backbone providers and allow Level 3 to avoid congestion of public peering points when directing traffic to users connected to those other Internet backbones. If Level 3 is unable to maintain these free peering relationships, its operating costs will increase and cash flow from operations will suffer.

Level 3 is subject to significant regulation that could change in an adverse manner

        Communications services are subject to significant regulation at the federal, state, local and international levels. These regulations affect Level 3 and its existing and potential competitors. Delays in receiving required regulatory approvals, completing interconnection agreements with incumbent local exchange carriers or the enactment of new and adverse regulations or regulatory requirements may have a material adverse effect on Level 3. In addition, future legislative, judicial, and regulatory agency actions could have a material adverse effect on the Company.

        Recent federal legislation provides for a significant deregulation of the U.S. telecommunications industry, including the local exchange, long distance and cable television industries. This legislation remains subject to judicial review and additional FCC rulemaking. As a result, Level 3 can not predict the legislation's effect on its future operations. Many regulatory actions are under way or are being contemplated by federal and state authorities regarding important items. These actions could have a material adverse effect on Level 3's business.

Canadian law currently does not permit Level 3 to offer services in Canada

        Ownership of facilities that originate or terminate traffic in Canada is currently limited to Canadian carriers. This restriction hinders the Company's entry into the Canadian market unless appropriate arrangements can be made to address it.

Potential regulation of Internet service providers could adversely affect Level 3's operations

        The FCC has to date treated Internet service providers as enhanced service providers. Enhanced service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on Level 3's business.

The Company may lose customers if it experiences system failures that significantly disrupt the availability and quality of the services that it provides.

        Level 3's operations depend on its ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in Level 3's services and cause the Company to lose customers or make it more difficult to attract new ones. In addition, because many of the Company's services are critical to the businesses of many of its customers, any significant interruption in service could result in lost profits or other loss to customers. Although the Company attempts to disclaim liability in its service agreements, a court might not enforce a limitation on liability, which could expose the Company to financial loss. In addition, Level 3 often provides its customers with guaranteed service level commitments. If Level 3 is unable to meet these guaranteed service level commitments as a result of service interruptions, the Company may be obligated to provide credits, generally in the form of free service for a short period of time, to its customers, which could negatively effect its operating results.

        The failure of any equipment or facility on the Level 3 Network, including the Operations Control center and network data storage locations, could result in the interruption of customer service until necessary repairs are effected or replacement equipment is installed. Network failures, delays and errors could also result from natural disasters, terrorist acts, power losses, security breaches and computer viruses. These failures, faults or errors could cause delays, service interruptions, expose the Company to customer liability or require expensive modifications that could have a material adverse effect on Level 3's business.

Intellectual property and proprietary rights of others could prevent Level 3 from using necessary technology to provide Internet protocol voice services

        While Level 3 does not know of any technologies that are patented by others that it believes are necessary for Level 3 to provide its services, this necessary technology may in fact be patented by other parties either now or in the future. If this technology were held under patent by another person, Level 3 would have to negotiate a license for the use of that technology. The Company may not be able to negotiate such a license at a price that is acceptable. The existence of such a patent, or the Company's inability to negotiate a license for any such technology on acceptable terms, could force Level 3 to cease using the technology and offering products and services incorporating the technology.

Level 3 may be unable to successfully identify, manage and assimilate future acquisitions, investments and strategic alliances, which could adversely affect the Company results of operations

        Level 3 continually evaluates potential investments and strategic opportunities to expand the Level 3 Network, enhance connectivity and add traffic to the network. In the future, the Company may seek additional investments, strategic alliances or similar arrangements, which may expose the Company to risks such as:

  •
  the difficulty of identifying appropriate investments, strategic allies or opportunities;

  •
  the possibility that senior management may be required to spend considerable time negotiating agreements and monitoring these arrangements;

  •
  the possibility that definitive agreements will not be finalized;

  •
  potential regulatory issues applicable to telecommunications business;

  •
  the loss or reduction in value of the capital investment;

  •
  the inability of management to capitalize on the opportunities presented by these arrangements; and

  •
  the possibility of insolvency of a strategic ally.

There can be no assurance that the Company would successfully overcome these risks or any other problems encountered with these investments, strategic alliances or similar arrangements.

Information Services

Software Spectrum relies on financial incentives, volume discounts and marketing funds from software publishers

        As part of Software Spectrum's supply agreements with certain publishers and distributors, Software Spectrum receives substantial incentives in the form of rebates, volume purchase discounts, cooperative advertising funds and market development funds. Under the new licensing model announced by Microsoft, that became effective in October 2001, Software Spectrum no longer receives these forms of financial incentives on new enterprise-wide licensing agreements, but instead Software Spectrum is paid fees for services performed under those agreements. Other publishers have based their financial incentives on specific market segments and products. If the Software Spectrum business model does not continue to align with the objectives established for these incentives or if software publishers further change, reduce or discontinue these incentives, discounts or advertising allowances, Software Spectrum's business and Level 3's consolidated financial results could be materially adversely affected.

Software Spectrum is very dependent on a small number of vendors

        A large percentage of Software Spectrum's sales are represented by popular business software products from a small number of vendors. For the year ended December 31, 2002, approximately 72% of Software Spectrum's net software sales were derived from products published by Microsoft and IBM/Lotus. Most of Software Spectrum's contracts with vendors are terminable by either party, without cause, upon 30 to 60 days notice. The loss or significant change in Software Spectrum's relationship with these vendors could have a material adverse effect on Software Spectrum's business and Level 3's consolidated financial results. Although Software Spectrum believes the software products would be available from other parties, the Company may have to obtain such products on terms that would likely adversely affect its financial results.

Software Spectrum's sales through volume licensing and maintenance agreements could cause increased downward press on margins

        Software Spectrum serves as a designated services provider for VLM agreements between many of its customers and major publishers of software. VLM agreements are typically used by customers seeking to standardize desktop software applications and, consequently, typically involve significant quantities of unit sales for each customer. Although unit volume sales are increased by the use of VLM agreements, generally lower gross margins are realized on such sales as compared to sales of full-packaged software products. Approximately 57% of Software Spectrum's product sales are made pursuant to VLM agreements. Software Spectrum continues to experience an increase in the percentage of sales made under enterprise-wide licensing agreements, which typically have lower gross margins and administrative costs than other VLM programs. Software Spectrum may continue to experience margin pressures due to these factors.

Software Spectrum's business is sensitive to general economic conditions and its success at expanding its business geographically

        Software Spectrum's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic and business conditions. Due to current economic conditions, there has been a decrease in spending for information technology by both existing and potential customers over the several past years. If customers and potential customers continue to decrease their spending in this area, the Level 3 consolidated financial results could be adversely affected. Further, sales to large corporations have been important to Software Spectrum's results, and its future results are dependent on its continued success with such customers. Sales outside of the United States accounted for approximately 29% of Software Spectrum's revenues for the year ended December 31, 2002. Software Spectrum's future growth and success depend on continued growth and success in international markets. The success and profitability of Software Spectrum's international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, unexpected changes in the regulatory environment, trade protection measures and tax laws, currency exchange risks, political instability and other risks of conducting business abroad.

Software Spectrum's business is subject to seasonal changes in demand and resulting sales activities

        Software Spectrum's software distribution business is subject to seasonal influences. In particular, net sales and profits in the United States, Canada and Europe are typically lower in the first and third quarters due to lower levels of information technology purchases during those times. As a result, Software Spectrum's quarterly results may be materially affected during those quarters. Therefore, the operating results for any three month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. In addition, periods of higher sales activities during certain quarters may require a greater use of working capital to fund the Software Spectrum business in the quarter that follows the higher levels of sales activities.

Software Spectrum operates in a highly competitive business environment and it is subject to significant pricing competition

        The desktop technology marketplace is intensely competitive. Software Spectrum faces competition from a wide variety of sources, including other software resellers, hardware manufacturers and resellers, large system integrators, software publishers, contact services providers, software suppliers, retail stores (including superstores), mail order, Internet and other discount business suppliers. Many of the Company's competitors, particularly software publishers, have substantially greater financial resources than Software Spectrum. Because of the intense competition within the software channel, companies that compete in this market, including Software Spectrum, are characterized by low gross and operating margins. Consequently, Software Spectrum's profitability is highly dependent upon effective cost and management controls.

The market for Software Spectrum's products and services is characterized by rapidly changing technology

        The market for Software Spectrum's products and services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and services. Software Spectrum's future success will depend in part on its ability to enhance existing services, to continue to invest in rapidly changing technology and to offer new services on a timely basis. Additionally, the Company's business results can be adversely affected by disruptions in customer ordering patterns, the effect of new product releases and changes in licensing programs.

Software Spectrum's business is subject to significant changes in the methods of software distribution

        In late 2001, Microsoft announced a change to its licensing programs, whereby new enterprise-wide licensing arrangements are priced, billed and collected directly by Microsoft. Software Spectrum continues to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. Enterprise-wide licensing agreements in effect prior to October 1, 2001, which generally have terms of three years from the date such agreements are signed, and Microsoft's other licensing programs were not affected by this change. The licensing program changes have resulted in significantly lower revenues for the Software Spectrum on the affected transactions. For the year ended December 31, 2002, approximately 29% of Software Spectrum's product sales were under Microsoft enterprise-wide licensing agreements. Software Spectrum's continued ability to adjust to and compete under this new model are important factors in its future success.

        The manner in which software products are distributed and sold is continually changing, and new methods of distribution may continue to emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of Software Spectrum. Other products and methodologies for distributing software to users may be introduced by publishers, present competitors or other third parties. If software suppliers' participation in these programs is reduced or eliminated, or if other methods of distribution of software, which exclude the software resale channel, become common, Software Spectrum's business and Level 3's consolidated financial results could be materially adversely affected.

Other Operations

Environmental liabilities from the Company's historical operations could be material

        Level 3's operations and properties are subject to a wide variety of laws and regulations relating to environmental protection, human health and safety. These laws and regulations include those concerning the use and management of hazardous and non-hazardous substances and wastes. The Company has made and will continue to have to make significant expenditures relating to its environmental compliance obligations. The Company may not at all times be in compliance with all these requirements.

        In connection with certain historical operations, Level 3 is a party to, or otherwise involved in, legal proceedings under state and federal law involving investigation and remediation activities at approximately 65 contaminated properties. Level 3 could be held liable, jointly and severally, and without regard to fault, for such investigation and remediation. The discovery of significant other environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on the Company.

Potential liabilities and claims arising from coal operations could be significant

        Level 3's coal operations are subject to extensive laws and regulations that impose stringent operational, maintenance, financial assurance, environmental compliance, reclamation, restoration and closure requirements. These requirements include those governing air and water emissions, waste disposal, worker health and safety, benefits for current and retired coal miners, and other general permitting and licensing requirements. Level 3 may not at all times be in compliance with all of these requirements. Liabilities or claims associated with this non-compliance could require the Company to incur material costs or suspend production. Mine reclamation costs that exceed reserves for these matters also could require the Company to incur material costs.

General

Increased scrutiny of financial disclosure, particularly in the telecommunications industry in which Level 3 operates, could adversely affect investor confidence, and any restatement of earnings could increase litigation risks and limit the Company's ability to access the capital markets

        Congress, the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. Although all businesses face uncertainty with respect to how the U.S. financial disclosure regime may be impacted by this process, particular attention has been focused recently on the telecommunications industry and companies' interpretations of generally accepted accounting principles.

        If the Company is required to restate its financial statements as a result of a determination hat it had incorrectly applied generally accepted accounting principles, that restatement could adversely affect its ability to access the capital markets or the trading price of its securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation in the telecommunications industry. There can be no assurance that any such litigation against Level 3 would not materially adverse affect the Company's business or the trading price of Company's securities.

If Level 3 is unable to comply with the restrictions and covenants in its debt agreements, there would be a default under the terms of these agreements, and this could result in an acceleration of payment of funds that have been borrowed

        If Level 3 was unable to comply with the restrictions and covenants in its debt agreements, there would be a default under the terms of these agreements. Some of the debt agreements also require Level 3 and certain of its subsidiaries to maintain specified financial ratios and satisfy financial tests. Beginning in June 2004, one of these tests measures Level 3's ratio of total leverage. The Company's ability to meet these financial ratios and tests may be affected by events beyond the Company's control, including, without limitation, sales levels, the number of customer disconnects and cancellations and potential acquisitions. As a result, there can be no assurance that Level 3 will be able to meet these tests. In the event of a default under these agreements, the lenders could:

  •
  terminate their commitments to lend;

  •
  or accelerate the loans and declare all amounts borrowed due and payable.

        Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that Level 3 would be able to make necessary payments to the lenders or that it would be able to find alternative financing. Even if the Company was able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

The Company has substantial debt, which may hinder its growth and put it at a competitive disadvantage.

        Level 3 substantial debt may have important consequences, including the following:

  •
  the ability to obtain additional financing for acquisitions, working capital, investments and capital or other expenditure could be impaired or financing may not be available on acceptable terms;

  •
  a substantial portion of the Company's cash flow will be used to make principal and interest payments on outstanding debt, reducing the funds that would otherwise be available for operations and future business opportunities;

  •
  a substantial decrease in net operating cash flows or an increase in expenses could make it difficult to meet debt service requirements and force modifications to operations;

  •
  Level 3 may have more debt than its competitors, which may place the Company at a competitive disadvantage; and

  •
  substantial debt may make Level 3 more vulnerable to a downturn in business or the economy generally.

Level 3 had substantial deficiencies of earnings to cover fixed charges of $1.180 billion, $5.453 billion and $1.506 billion for the years ended December 31, 2002, 2001 and 2000, respectively.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent the Company from implementing the Business Plans and realizing anticipated profits.

        If Level 3 was unable to refinance its debt or to raise additional capital on acceptable terms, its ability to operate its business would be impaired. As of December 31, 2002, the Company had approximately $6.1 billion of long-term debt and approximately negative $240 million of stockholders' equity. The Company's ability to make interest and principal payments on the Company's debt and borrow additional funds on favorable terms depends on the future performance of the business. If the Company does not have enough cash flow in the future to make interest or principal payments on its debt, the Company may be required to refinance all or a part of its debt or to raise additional capital. Level 3 cannot assure that it will be able to refinance its debt or raise additional capital on acceptable terms.

Restrictions and covenants in the Company's debt agreements limit its ability to conduct its business and could prevent the Company from obtaining needed funds in the future.

        Level 3's debt and financing arrangements contain a number of significant limitations that restrict the Company's ability to, among other things:

  •
  borrow additional money or issue guarantees;

  •
  pay dividends or other distributions to stockholders;

  •
  make investments;

  •
  create liens on assets;

  •
  sell assets;

  •
  enter into sale-leaseback transactions;

  •
  enter into transactions with affiliates; and

  •
  engage in mergers or consolidations.

In addition, the Level 3 Senior Secured Credit Facility currently requires the maintenance of specified financial ratios as defined therein. These restrictions may limit the Company ability to obtain future financing, fund needed capital expenditures or withstand a future downturn in business or the economy.

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and Level 3's business

        As a result of the September 11, 2001 terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets. The full effect on the financial markets of these events, as well as concerns about future terrorist attacks, is not yet known. They could, however, adversely affect Level 3's ability to obtain financing on terms acceptable to the Company, or at all.

        There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly affect Level 3's physical facilities or those of its customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. Any of these occurrences could materially adversely affect Level 3's business.

Level 3's international operations and investments expose the Company to risks that could materially adversely affect the business

        Level 3 has operations and investments outside of the United States, as well as rights to undersea cable capacity extending to other countries, that expose the Company to risks inherent in international operations. These include:

  •
  general economic, social and political conditions;

  •
  the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

  •
  tax rates in some foreign countries may exceed those in the U.S.;

  •
  foreign currency exchange rates may fluctuate, which could adversely affect the Company's results of operations and the value of its international assets and investments;

  •
  foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

  •
  difficulties and costs of compliance with foreign laws and regulations that impose restrictions on Level 3's investments and operations, with penalties for noncompliance, including loss of licenses and monetary fines;

  •
  difficulties in obtaining licenses or interconnection arrangements on acceptable terms, if at all; and

  •
  changes in U.S. laws and regulations relating to foreign trade and investment.

Inability to manage effectively strategic investments, acquisitions or joint ventures could adversely affect the Company's operations

        If Level 3 makes additional strategic investments, acquisitions or joint ventures, its resources and management time could be diverted and the Company may be unable to integrate them successfully with its businesses.

Anti-takeover provisions in Level 3's charter and by-laws could limit the share price and delay a change of management

        Level 3's certificate of incorporation and by-laws contain provisions that could make it more difficult or even prevent a third party from acquiring the Company without the approval of the Company's incumbent board of directors. These provisions, among other things:

  •
  divide the board of directors into three classes, with members of each class to be elected in staggered three-year terms;

  •
  prohibit stockholder action by written consent in place of a meeting;

  •
  limit the right of stockholders to call special meetings of stockholders;

  •
  limit the right of stockholders to present proposals or nominate directors for election at annual meetings of stockholders; and

  •
  authorize the board of directors to issue preferred stock in one or more series without any action on the part of stockholders.

These provisions could limit the price that investors might be willing to pay in the future for shares of Level 3's common stock and significantly impede the ability of the holders of Level 3's common stock to change management. In addition, Level 3 has adopted a poison pill rights plan, which has anti-takeover effects. The rights plan, if triggered, will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the board of directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of Level 3's common stock.

These risk factors could cause actual results to differ materially from the results anticipated in forward-looking statements

        The reports that Level 3 files with the SEC and the Company's other communications may contain forward-looking statements that involve risks and uncertainties. Level 3 considers forward-looking statements to be those statements that describe intentions, beliefs, and current expectations with respect to future operating performance. The Company's actual results could differ materially from those anticipated in the Company's forward-looking statements as a result of certain factors.

ITEM 2. PROPERTIES

        The Company's headquarters are located on 46 acres in the Northwest corner of the Interlocken Advanced Technology Environment within the City of Broomfield, Colorado, and within Broomfield County, Colorado. The campus facility, which is owned by the Company, encompasses over 850,000 square feet of office space. In addition, the Company has leased approximately 71,000 square feet of temporary office space in the Broomfield, Colorado area. The lease, which provides for monthly rental payments of approximately $100,000, will expire in May 2003 and will not be renewed. In Europe, the Company has approximately 211,000 square feet of office space in the United Kingdom, approximately 12,000 square feet of office space in Germany, and approximately 14,000 square feet of office space in France. In addition, the Company is in the process of selling 340,000 square feet of owned, excess office space located in the City of Broomfield, Colorado.

        Properties relating to the Company's coal mining segment are described under "ITEM 1. BUSINESS—The Company's Other Businesses" above. In connection with certain existing and historical operations, the Company is subject to environmental risks.

        The Company's Gateway facilities are designed to house local sales staff, operational staff, the Company's transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. The Company has approximately 5.0 million square feet of space for its Gateway and transmission facilities and has completed construction on approximately 3.2 million square feet of this space. This Gateway space is either owned by the Company or is held pursuant to long-term lease agreements. The Company also leases approximately 83,000 square feet of office space throughout the country for sales offices, with an aggregate annual rental expense of approximately $325,000. The remaining term on these leases generally range from one to six years.

        The Company has announced that it is evaluating its requirements for office and technical space and may seek to dispose of excess office and technical space in the future.

        Software Spectrum currently leases approximately 184,000 square feet of space in Garland, Texas (a suburb in the Dallas/Forth Worth metroplex) which houses its operational headquarters, along with call centers for contact and product services. The Garland leases have aggregate current monthly payments of approximately $105,000 and remaining terms of four to six years. Software Spectrum leases approximately 108,000 square feet of office space in Spokane, Washington with current aggregate monthly payments of approximately $97,000. As of April 30, 2001, the Spokane leases had remaining terms of four years. Software Spectrum also has a contact services center in Tampa, Florida. This facility consists of approximately 98,500 square feet of space which is leased for approximately $134,000 per month. The remaining term of the lease is approximately three years. Software Spectrum leases approximately 73,000 square feet of space for an additional contact services center in North Richland Hills, Texas (a suburb in the Dallas/Fort Worth metroplex), which is currently unoccupied. The lease provides for monthly rental payments of approximately $69,000 and has a remaining term of approximately six years.

        Software Spectrum leases approximately 98,000 square feet of space in Norwood, Massachusetts. The lease provides for monthly payments of approximately $195,000 and has a remaining term of approximately 3 years.

        With respect to its European-based operations, Software Spectrum currently leases space for its major operations center in Munich, Germany; Paris, France; and Dublin, Ireland. In addition, Software Spectrum has offices in The Netherlands, the United Kingdom, Switzerland, Austria, Italy, Sweden, Belgium and Spain. Software Spectrum's Asia/Pacific headquarters is located in Sydney, Australia. Software Spectrum also has offices in Australia, New Zealand, Singapore and Hong Kong. Dublin, Ireland and its sales headquarters in The Hague, The Netherlands. In Asia/Pacific, Software Spectrum leases space for its Asia/Pacific headquarters in Sydney, Australia and maintains sales offices in six other markets.

        (i)Structure also maintains its corporate headquarters in approximately 25,000 square feet of office space in the Broomfield, Colorado area. The computer outsourcing business of (i)Structure is located at an 89,000 square foot office space in Omaha, Nebraska and at a 60,000 square foot computer center in Tempe, Arizona. (i)Structure maintains additional office space in Bangalore, India (approximately 18,000 square feet) and several locations in the United Kingdom (approximately 21,000 square feet) for its systems integration business.

ITEM 3. LEGAL PROCEEDINGS

        In May 2001, a subsidiary of Level 3 Communications, Inc. (the "Company") was named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois and in July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. Both of these actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The plaintiff's efforts to seek class action status for this action have been denied. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in the these cases that may be based on similar or different legal theories. To date, all attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously.

        On November 19, 2002, Gary Haegle commenced a shareholder's derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegle v. Scott, et. al., (Index No. 02-CV-0196). The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons', Inc. ("PKS"). The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company's fiber optic cable network and manages the Company's mine properties. The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability. In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses. The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief. The defendants have not yet responded to the Complaint. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that there are substantial defenses to the claims asserted in this action, and intends to defend them vigorously.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Information.    The Company's common stock is traded on the Nasdaq National Market under the symbol "LVLT." As of March 14, 2003, there were approximately 6,933 holders of record of the Company's common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of the common stock as reported by the Nasdaq National Market.

	High	Low
Year Ended December 31, 2002
First Quarter	$5.85	$2.22
Second Quarter	5.49	2.95
Third Quarter	7.06	2.57
Fourth Quarter	6.10	4.04
Year Ended December 31, 2001
First Quarter	$49.69	$15.50
Second Quarter	18.44	4.53
Third Quarter	5.48	3.14
Fourth Quarter	7.32	1.98

        Equity Compensation Plan Information.    Level 3 has only one equity compensation plan—The 1995 Stock Plan (Amended and Restated as of July 24, 2002)—under which Level 3 may issue shares of Common Stock to employees, officers, directors and consultants. This plan has been approved by the Company's stockholders. The following table provides information about the shares of Level 3's common stock that may be issued upon exercise of awards under the 1995 Stock Plan as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights†	Weighted-average exercise price of outstanding options, warrants and rights† ‡	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	64,645,785	$15.22	22,327,536
Equity compensation plans not approved by stockholders	—	—	—

†
Includes awards of Outperform Stock Options ("OSOs"), Convertible Outperform Stock Options ("C-OSOs") and Special Recognition Outperform Stock Options ("SR-OSOs"). For purposes of this table, these securities are considered to use a single share of Level 3 Common Stock from the total number of shares reserved for issuance under the 1995 Stock Plan.

‡
Includes weighted-average exercise price of outstanding OSOs, C-OSOs and SR-OSOs at the date of grant. The exercise price of an OSO, C-OSO and SR-OSO is subject to change based upon the performance of the Level 3 Common Stock relative to the performance of the Standard & Poor's 500 Index from the time of the grant of the award until the award has been exercised.

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

ITEM 6. SELECTED FINANCIAL DATA

        The Selected Financial Data of Level 3 Communications, Inc. and its Subsidiaries appears below.

	Fiscal Year Ended(1)
	2002	2001	2000	1999	1998
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue	$3,148	$1,533	$1,184	$515	$392
Net loss from continuing operations(2)	(1,113)	(5,448)	(1,407)	(482)	(128)
Net earnings (loss)(3)	(858)	(4,978)	(1,455)	(487)	804
Per Common Share:
Earnings (loss) from continuing operations(2)	(2.74)	(14.58)	(3.88)	(1.44)	(0.43)
Net earnings (loss)(3)	(2.11)	(13.32)	(4.01)	(1.46)	2.66
Dividends(4)	—	—	—	—	—
Financial Position:
Total assets	8,963	9,316	14,919	8,906	5,522
Current portion of long-term debt	4	7	7	6	5
Long-term debt, less current portion(5)	6,102	6,209	7,318	3,989	2,641
Stockholders' equity (deficit)(6)	(240)	(65)	4,549	3,405	2,165

(1)
The operating results of the Company's Asian operations for all periods are included in discontinued operations in the statement of operations due to the sale to Reach Ltd. in January 2002.

  The Company purchased software resellers CorpSoft, Inc and Software Spectrum, Inc. in March and June of 2002, respectively. The Company recorded approximately $1.8 billion of revenue attributable to these two businesses in 2002.

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

  In 2002, the Company recognized approximately $181 million of impairment and restructuring charges, a gain of approximately $191 million from the sale of Commonwealth Telephone Enterprises, Inc. common stock, $88 million of induced conversion expenses attributable to the repurchase of the Company's convertible debt securities and $120 million of Federal tax benefits due to legislation enacted in 2002.

(3)
In 1998, Level 3 recognized a gain of $608 million equal to the difference between the carrying value of its former construction group operations and its fair value. No taxes were provided on this gain due to the tax-free nature of the split-off of these operations to Peter Kiewit Sons', Inc. Level 3 also recognized in 1998 an after-tax gain of $324 million on the sale of its energy segment to MidAmerican Energy Holding Company, Inc.

  In 2001, the Company recorded an impairment charge of $516 million related to its discontinued Asian operations sold in January 2002. Losses attributable to the Asian operations were $89 million, $48 million, $5 million and zero for fiscal 2001, 2000, 1999 and 1998, respectively.

  In 2001, Level 3 also recognized an extraordinary gain of $1.1 billion as a result of the early extinguishment of long-term debt.

  In 2002, the Company recognized an extraordinary gain of $255 million as a result of the early extinguishment of long-term debt.

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

  In 2001, the Company negotiated an increase in the total amount available under its senior secured credit facility to $1.775 billion and borrowed $650 million under the facility. Also in 2001, a subsidiary of the Company and Level 3 repurchased, using cash and common stock, approximately $1.9 billion face amount of the Company's long-term debt and recognized an extraordinary gain of approximately $1.1 billion as a result of the early extinguishment of debt.

  In 2002, the Company received net proceeds of $488 million from the issuance of $500 million of 9% Junior Convertible Subordinated Notes due 2012. Also in 2002, the Company repurchased, using cash and common stock, approximately $705 million face amount of its long-term debt and recognized an extraordinary gain of approximately $255 million as a result of the early extinguishment of debt.

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

  In 2002, the Company issued approximately 47 million shares of common stock, valued at approximately $466 million, to repurchase long-term debt.

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

  Revenue

        Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem and dark fiber revenue from contracts entered into after June 30, 1999, is recognized monthly as the services are provided based on contractual amounts expected to be collected. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement. Periodically, the Company will receive payment for reciprocal compensation services before the regulatory authorities approve the agreement. These amounts are included in Other Current Liabilities on the Consolidated Balance Sheet until the Company receives the necessary regulatory approvals. Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements ("IRUs") that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, were recognized at the time of delivery and acceptance of the fiber by the customer. Certain sale and long-term IRU agreements of dark fiber and capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment which results in the deferral of revenue recognition over the term of the agreement (currently up to 20 years).

        It is the Company's policy to recognize termination revenue when certain conditions have been met. These conditions include: 1) the customer has accepted all or partial delivery of the asset or service; 2) Level 3 has received consideration for the asset or service provided; and 3) Level 3 is not legally obligated to provide additional product or services to the customer or their successor under the original contract. Termination revenue is typically recognized in situations where a customer and Level 3 mutually agree to terminate all or a portion of the service provided, or the customer and/or its assets fail to emerge from bankruptcy, and therefore Level 3 is not obligated to provide additional service to the customer or its successor. If the conditions described above are met, the Company will recognize termination revenue equal to the fair value of consideration received, less any amounts previously recognized.

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

        Software Spectrum is a reseller of business software. Accounting literature provides guidance to enable companies to determine whether revenue from the reselling of goods and services should be recorded on a "gross" or "net" basis. The Company believes that the facts and circumstances, particularly those involving pricing and credit risk indicate that the majority of Software Spectrum's sales should be recorded on a "gross" basis. The latitude and ability of Software Spectrum to establish the selling price to the customer is a clear indication of "gross" revenue reporting. The assumption of credit risk is another important factor in determining "gross" versus "net" reporting. Software Spectrum has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from its customers. Software Spectrum is also solely responsible for determining the creditworthiness of its customers.

        Microsoft Corporation, a significant supplier of software to the Company, has changed certain licensing programs whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. The Company will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. The Company only recognizes the service fee as revenue and not the entire value of the software for sales under this program. If Microsoft is able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a "net" basis, the Company may experience a significant decline in information services revenue. This potential decrease in revenue is not expected to affect the Company's earnings, as it should experience a corresponding decline in cost of revenue for these transactions.

        Microsoft is the primary provider of business software to the Company's information services business. If Microsoft should successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the distribution or resale channel, the Company's results of operation would be materially affected.

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

  Long-Lived Assets

        Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that events have occurred that require an analysis of potential impairment. Costs associated directly with the uncompleted network and the development of business support systems, primarily employee related costs, and interest expense incurred during the construction period, are capitalized. The Company capitalized $66 million and $150 million of operating expenses, primarily direct labor and related employee benefits, in 2002 and 2001, respectively, and $58 million of interest expense in 2001. Intercity network segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years. The total cost of a business support system is amortized over a useful life of three years. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

        The Company evaluates the carrying value of long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. The Company recorded impairment charges of $182 million and $3.2 billion in 2002 and 2001, respectively, to write down the carrying amount of its North American and European conduits, its colocation assets and its transoceanic cable systems to their estimated fair value as these telecommunications assets were identified as being excess, obsolete or carried at values that may not be recoverable due to an adverse change in the extent in which these assets were being utilized in the business, which was caused by the unfavorable business climate within the telecommunications industry.

  Recently Issued Accounting Pronouncements

        In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning January 1, 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Goodwill attributable to equity method investments is no longer amortized but is still subject to impairment analysis using existing guidance for equity method investments. For the goodwill and intangible assets in place as of December 31, 2001, the adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or its financial position. The effect of SFAS No. 142 on the Company's financial statements in the future will be dependent upon the fair value of the net assets acquired in a transaction versus the total purchase price.

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

The Company expects that its coal mining business will be affected by this standard as the Company accrues, as a component of cost of revenue, an estimate of future reclamation liability. The reclamation liability will be adjusted and a corresponding asset established to comply with this new standard. The net effect of the adoption of SFAS No. 143 to the Company was a decrease in noncurrent liabilities of approximately $6 million (which will be amortized to expense in future years) and will be reflected as a cumulative-effect adjustment in the Consolidated Statement of Operations. The communications business has entered in to certain colocation leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition. The Company has also entered in to right-of-way agreements for its intercity and metropolitan networks which may require the removal of the conduit or fiber upon termination of the agreement. The Company recorded obligations and corresponding assets of approximately $31 million upon adoption of SFAS No. 143 related to these lease and right of way agreements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 is effective for fiscal years beginning and certain transactions entered into after May 15, 2002. SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Previously, FASB Statement No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations. APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 shall be reclassified. The Company believes that due to the recurring nature of its debt repurchases and exchanges, the adoption of SFAS No. 145 in 2003 will result in the reclassification of the related extraordinary gains and losses in the statement of operations to other non-operating income.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities (excluding an entity newly acquired in a business combination), often referred to as "restructuring costs", and nullifies prior accounting guidance with respect to such costs. This Statement will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Under previous guidance, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Instead, exit and disposal costs will be recorded when a liability has been incurred and can be measured at fair value, and related liabilities will be subsequently adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 shall be effective for exit or disposal activities initiated after December 31, 2002, with no retroactive restatement allowed. Early application is permitted. Level 3's management continues to review portions of its communications business and other businesses to determine how those businesses will assist with the Company's focus on delivery of communications and information services and reaching free cash flow breakeven. If the Company elects to exit these businesses, the costs required to exit or dispose of these businesses will not be recorded until they are actually incurred. Level 3 is unable to determine at this time whether these costs will be incurred or whether they will be material to its results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 in 2002.

        In September 2002, the Emerging Issues Task Force ("EITF") addressed the accounting for convertible debt for equity exchanges in Issue 02-15: "Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84". The EITF concluded in EITF 02-15 that these types of transactions should be accounted for as induced conversions in accordance with FASB No. 84, "Induced Conversions of Convertible Debt" ("SFAS No. 84"). SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. The accounting is to be applied prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus. The Company applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed after June 30, 2002.

        In November 2002, the EITF addressed the accounting for revenue arrangements with multiple deliverables in Issue 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 shall be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the potential effect of EITF 00-21 will be significant to its results of operations and financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not entered in to arrangements or guarantees that meet the criteria of this interpretation and does not expect the adoption of this interpretation will have a material effect on its results of operations and financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: The direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur and, lastly, the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect FIN 46 to have a material effect on its results of operations or financial position.

Results of Operations 2002 vs. 2001

        The operating results of the Company's Asian operations are included in discontinued operations for all periods presented due to their sale to Reach Ltd. in January 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

        Revenue for 2002 and 2001 is summarized as follows:

	2002	2001
	(dollars in millions)
Communications	$1,101	$1,298
Information Services	1,933	123
Coal Mining	84	87
Other	30	25

	$3,148	$1,533

        Communications revenue of $1.101 billion in 2002 was comprised of $979 million of services revenue, which includes private line, wavelengths, colocation, Internet access, managed modem, joint build management fees, voice and amortized dark fiber revenue, and $122 million attributable to reciprocal compensation. Communications revenue for 2001 was comprised of $876 million of services revenue, $288 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999 for which sales-type lease accounting was applied, and $134 million of reciprocal compensation. The increase in services revenue from 2001 was primarily due to growth from existing customers and new customer contracts, and a $19 million increase in termination revenue. Due to the turmoil in the telecommunications industry, the Company experienced a significant increase in the number of customers disconnecting or terminating service and believed that as much as 25% of its recurring revenue base as of December 31, 2001 consisted of financially weaker, or "at-risk" customers. As of December 31, 2002, the Company believes that the credit quality of its customer base has improved to, and stabilized at, a level where recurring revenue from at-risk customers now comprises less than 15% of total recurring revenue. For some of these at-risk customers, Level 3 is able to negotiate and collect termination penalties. Level 3 recognized $76 million and $57 million of services revenue in 2002 and 2001, respectively, for fees or penalties associated with early termination of services. Level 3 recorded as services revenue $14 million and $35 million of revenue in 2002 and 2001, respectively, for joint build management services provided to other communications companies. The Company also recognized approximately $20 million of revenue from one-time or non-recurring items in 2002. This revenue is primarily attributable to contract settlements and metropolitan network conduit sales in which title was transferred. The decrease in dark fiber revenue reflects the completion of the intercity network in 2001. The Company did not recognize dark fiber revenue under sales-type lease accounting in 2002 as the last remaining segments sold prior to June 30, 1999 were delivered to and accepted by customers in the fourth quarter of 2001.

        The decrease in reciprocal compensation revenue in 2002 is attributable to the Company receiving regulatory approval from several states regarding its agreements with SBC Communications Inc. and BellSouth during the first half of 2001. These agreements established a rate structure for transmission and switching services provided by one carrier to complete or carry traffic originating on another carrier's network. It is the Company's policy not to recognize revenue from these agreements until the relevant regulatory authorities approve the agreements. The Company reached an agreement with a major carrier in the fourth quarter of 2002 which resulted in the recognition of approximately $12 million of reciprocal compensation revenue for services provided in prior periods. Certain interconnection agreements with carriers either expired in the second half of 2002 or are scheduled to expire in 2003. In situations where interconnection agreements are not renewed, the Federal Communications Commission ("FCC") has stated that the parties involved must follow FCC rules with respect to reciprocal compensation for traffic destined for Internet Service Providers ("ISPs"). These rules may limit the amount of, and growth in, annual billable minutes, and may also require the usage of FCC rates with respect to ISP-bound traffic. The amount of billable minutes allowed by the FCC have historically been below those billed by the Company, and the rates and compensation structure adopted by the FCC may result in reduced per-minute-of-use compensation. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, reciprocal compensation revenue may decline significantly over time.

        Level 3 was a party to seven non-monetary exchange transactions in 2001 whereby it sold indefeasible rights of use or IRUs, other capacity, or other services to a company from which Level 3 received communications assets or services in a contemporaneous transaction. In total these exchanges accounted for $24 million or less than 2% of total communications revenue ($2 million of additional revenue was recognized within the loss from discontinued operations as the transaction was completed by the Company's discontinued Asian operations) in 2001 and in each case, provided network capacity or redundancy on unprotected transmission routes that Level 3's engineers determined was required. The fair value of these non-monetary transactions was determined using similar transactions for which cash consideration was received. Level 3 recognized no revenue from non-monetary exchange transactions prior to 2001. The Cash Revenue (a non-GAAP metric defined later) from these exchanges was $81 million which was 4% of total Cash Revenue of $2.097 billion reported in 2001. No Cash Revenue was reported for these transactions in 2002.

        Level 3 recognized $6 million of amortized revenue in 2002 pursuant to the above-described seven non-monetary exchange transactions completed in 2001. No additional non-monetary exchange transactions were executed in 2002.

        In August 2002, the staff of the Securities and Exchange Commission (the "SEC") indicated that the SEC staff had concluded that all non-monetary exchange transactions for telecommunications capacity should be accounted for as an exchange of assets, irrespective of whether the transaction involved the lease of assets. The conclusion was based on the SEC staff's view that the right to use an asset (that is, a lease) is in fact an asset and not a service contract, irrespective of whether such asset is characterized as an asset on the balance sheet. This conclusion would require that non-monetary exchange transactions for telecommunications capacity involving the exchange of one or more operating leases be recognized based on the carrying value of the assets exchanged, rather than at fair value, resulting in no recognition of revenue for the transactions. Prior to the SEC's communication on this issue, Level 3's accounting for these transactions, which resulted in Level 3 recognizing revenue, had been consistent with industry guidance for these types of transactions. In addition, the revenue recognition approach for these transactions that the Company followed was an acceptable practice in not only the communications industry but other industries as well. The SEC has indicated that it expected affected companies to retroactively apply this guidance to historical non-monetary exchange capacity transactions that occurred in prior years and, if appropriate, restate their financial statements.

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

        Taking into account the SEC's guidance, Level 3 does not believe that it is appropriate to restate its previously issued financial statements for this issue involving non-monetary transactions, as the amount of revenue recognized was not significant to Level 3's reported revenue, and Level 3 has previously disclosed the nature and amount of these transactions in its previous periodic filings with the SEC and in a press release issued on February 13, 2002. However, Level 3 has ceased recognizing communications revenue from the three transactions involving operating leases as of June 30, 2002.

        The accounting guidance for non-monetary exchange transactions continues to be subject to review and modification. The Company continues to follow these developments. While the Company is not aware of any specific information related to this issue, the Company believes there is some risk that regulators or accounting standards setting bodies, such as the SEC or Financial Accounting Standards Board, may, at a later date, interpret accounting guidance in a way that concludes that one or more of the remaining four non-monetary exchange transactions completed by Level 3 do not qualify for revenue recognition. In any event, the Company does not believe that any accounting change related to non-monetary exchange transactions would have a material effect on Level 3's historical financial statements.

        The communications business generated Cash Revenue of $1,200 million during 2002. The Company defines Cash Revenue as communications GAAP revenue plus changes in cash deferred revenue during the respective period. Communications Cash Revenue reflects upfront cash received for dark fiber and other capacity sales that are recognized over the term of the contract under GAAP, but it is not intended to represent revenue or cash flows as defined by GAAP. Communications Cash Revenue was $2,097 million for 2001. This decrease in Cash Revenue is a result of the substantial completion of the intercity network in 2001. Dark fiber revenue for 2002 was less than 2001 as the last remaining segments were delivered to and accepted by customers in the fourth quarter of 2001. In addition, the Company experienced a decline in dark fiber and capacity indefeasible rights of use or IRU sales, particularly during the second and third quarters of 2002.

	2002	2001
	(dollars in millions)
Communications Revenue	$1,101	$1,298
Increase (Decrease) in Communications Deferred Revenue	5	739
Decrease (Increase) in Deferred Revenue not Collected	94	60

Communications Cash Revenue	$1,200	$2,097

        In February 2003, Level 3 and XO Communications ("XO") completed the amendment of their 1998 cost sharing and IRU agreement. As part of the 1998 agreement, XO purchased 24 fibers and one empty conduit along Level 3's North American intercity network. The amendment, among other things, requires XO to return six fibers and the empty conduit to Level 3. In return Level 3 will 1) reduce the annual operations and maintenance ("O&M") charges XO was required to pay under the original agreement, 2) provide XO an option, expiring in July 2007, to acquire a 20 year IRU for a single conduit within or along Level 3's intercity network and 3) provide XO an option to purchase up to 25% of the fiber installed in the next conduit within or along each segment of the intercity network.

        As individual segments were delivered, Level 3 deferred and amortized the revenue attributable to the conduit over the term of the original agreement. As result of the amended agreement, Level 3 will have no further obligation with respect to the original conduit, and thus expects to recognize as revenue during the first quarter of 2003, the remaining unamortized deferred revenue, less the fair values of the other separable elements that meet the relevant accounting criteria. An independent valuation firm has been engaged by Level 3 to determine the fair value of these obligations. The valuation firm has not completed its assessment at the time of this filing; however, Level 3 expects to recognize a significant amount of revenue and income in the first quarter of 2003 as a result of this transaction. This transaction will not result in additional Cash Revenue for the Company.

        Also in February 2003, the Company completed the acquisition of substantially all the assets and operations of Genuity, Inc ("Genuity"). The Company expects communications revenue to increase by $600 million to $700 million in 2003 as a result of this acquisition and modest growth in its existing communications business. The majority of this incremental revenue is expected to be attributable to contracts with Verizon and America Online. Communications services provided to America Online comprised approximately 13% of the Company's total communications revenue for the year ended December 31, 2002. With the acquisition of Genuity's contract with America Online and additional contracts executed in the second half of 2002, the Company expects communications services revenue attributable to America Online will range from approximately 23% to 25% of total communications revenue in 2003.

        Information services revenue, which is comprised of the businesses of (i)Structure, and Software Spectrum (including CorpSoft), increased from $123 million in 2001 to $1,933 million for 2002. This increase is primarily attributable to the inclusion of $1,837 million of revenue in 2002 reflecting activity subsequent to the acquisitions of CorpSoft and Software Spectrum, which occurred late in the first and second quarter of this year, respectively. The software reseller industry is highly seasonal, with revenue and profits typically being higher in the second and fourth quarters of the Company's fiscal year. However, due to Microsoft's special upgrade promotions that accelerated sales into the third quarter of 2002 that likely would have occurred during the fourth quarter, the Company did not see the pronounced effects of the usual seasonality during the fourth quarter of 2002. (i)Structure's revenue declined in 2002 primarily as a result of lower systems integration revenue. Revenue attributable to the systems integration business of $18 million was below last year's level of $38 million, due to certain contracts expiring and (i)Structure continuing to focus on its outsourcing business. Information services revenue is expected to increase in 2003 primarily as a result of the inclusion of a full year of operations of Software Spectrum and Corpsoft, partially offset by an anticipated increase in sales under Microsoft's new licensing program.

        Coal mining revenue was $84 million for 2002 compared to $87 million for 2001. The decline in revenue is attributable to scheduled reductions in contracted tonnage for a number of customers in 2002 partially offset by an increase in spot coal sales.

        Other revenue for the 2002 periods was comparable to 2001 and is primarily attributable to California Private Transportation Company, L.P ("CPTC"), the owner-operator of the SR91 tollroad in southern California. Other revenue is expected to decline in 2003 as the Company completed the sale of the SR91 tollroad in January 2003.

        Cost of Revenue for 2002 for the communications business was $209 million, representing a 65% decrease over 2001 cost of revenue of $593 million. This decrease is a result of the lack of costs in 2002 associated with pre-June 30, 1999 dark fiber sales and the migration of customer traffic from a leased network to the Company's own operational network. Overall, the cost of revenue for the communications business, as a percentage of communications revenue, decreased significantly from 46% in 2001 to 19% during 2002. Level 3 expects that for its existing communications business, cost of revenue, as a percentage of communications revenue, will remain at approximately 20% in 2003. As a result of the Genuity acquisition, this ratio is expected to increase to 30-35% in the first quarter of 2003 but then trend towards 25-30% by the end of the year. Overall, the cost of revenue for the information services businesses, as a percentage of its revenue, was 91% for 2002 up from 73% in 2001. The margins of the information services' outsourcing and systems integration businesses in 2001 and 2002 were comparable at 29%. Margins, as a percentage of revenue were approximately 8% for Software Spectrum, which management believes is typical of the software reseller industry. The cost of revenue for the coal mining business, as a percentage of revenue, was 68% for 2002 and 2001, respectively. The release of $4 million in certain royalty accruals for which the matter was favorably resolved in 2002 were partially offset by the increase in lower margin spot coal sales.

        The Company expects cost of revenue for the communications business to increase in 2003 as a result of the Genuity acquisition and information services cost of revenue to increase as a result of including a full year of results for Software Spectrum and Corpsoft. This increase in costs for the information services business may be partially offset by a decline in costs due to increased sales under the Microsoft licensing program under which the Company only recognizes a service fee as revenue.

        Depreciation and Amortization expenses for 2002 were $802 million, a 29% decrease from depreciation and amortization expenses of $1,122 million recorded in 2001. This decrease is primarily attributable to the reduced basis of the Company's communications assets resulting from the $3.2 billion impairment charge recorded in the fourth quarter of 2001 and a $35 million charge recorded in the second quarter of 2001 for the write down of certain corporate facilities. The Company also amortized $22 million of goodwill attributable to the 1998 acquisition of XCOM Technologies, Inc. in 2001. Goodwill attributable to this investment has not been amortized in 2002 as a result of the adoption of SFAS No. 142. In addition, certain assets with two and three-year depreciable lives became fully depreciated in late 2001 and during 2002. Partially offsetting these declines was $25 million of amortization expense attributable to the intangible assets acquired in the McLeod, CorpSoft and Software Spectrum transactions completed in 2002.

        Selling, General and Administrative expenses decreased from $1,297 million in 2001 to $944 million in 2002. Excluding non-cash compensation, selling, general and administrative expenses were $763 million in 2002, a 22% decrease over 2001. This decrease reflects the Company's efforts to reduce and tightly control operating expenses. The Company has reduced its global communications workforce by approximately 2,700 employees since the beginning of 2001. Reductions in employee related costs, including compensation, facilities costs, recruiting and training, as well as lower professional, travel and bad debt expenses contributed to the decline in selling, general and administrative costs. The Company was also able to settle certain matters for amounts less than previously recorded and release compensation and other accruals for which the original purpose no longer exists. These items resulted in a decrease in operating expenses of $28 million in 2002. These reductions were partially offset by $107 million of selling, general and administrative expenses attributable to Software Spectrum. Included in operating expenses for 2002 and 2001, were $181 million and $314 million, respectively, of non-cash compensation expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The decline in non-cash compensation is a result of decreased headcount and a decline in the value of equity based compensation awards distributed to employee-owners and consultants.

        The Company expects selling, general and administrative expenses to increase in 2003 primarily as a result of the additional employees hired and costs incurred in conjunction with the acquisition and integration of the Genuity operations.

        Restructuring and Impairment Charges of $181 million and $3.35 billion were recorded in 2002 and 2001, respectively. In 2002, Level 3 recorded restructuring charges of $8 million for costs associated with workforce reductions. In the second quarter of 2002, a $3 million restructuring charge was recorded for costs associated with a workforce reduction of approximately 200 employees in the communications business in North America and Europe. In the third quarter the Company recorded a restructuring charge of $5 million primarily for severance and employee related costs associated with the integration of CorpSoft and Software Spectrum. Approximately 100 employees, primarily in Boston, were affected by the workforce reduction. The Company was able to record benefits of $13 million for the year ending December 31, 2002, due to the successful termination of leases for less than had originally been estimated and included it as a reduction in Restructuring and Impairment Charges in the Consolidated Statements of Operations in 2002.

        The Company recorded impairment charges of $101 million related to a colocation facility in Boston, as well as certain corporate facilities in Colorado and excess communications inventory, which are classified as held for sale in other non-current assets. As a result of the completion of additional colocation space in Boston by other providers, the soft demand for office space in the metropolitan Denver area and the continued overabundance of communications equipment in the secondary markets, the Company believes that these assets are obsolete and that the estimated future undiscounted cash flows attributable to these assets are insufficient to recover their current carrying value. The new carrying values of these assets are based on offers received from third parties for the real estate properties or actual sales of similar communications assets.

        In December 2002, Level 3 entered in to a sale leaseback transaction for one of its New York colocation facilities and sold the colocation facility near Boston. The Company recognized a loss on these transactions of approximately $81 million, which is included in Restructuring and Impairment Charges on the Consolidated Statements of Operations.

        In addition to the New York sale leaseback transaction, the Company also entered into a sale leaseback transaction for a colocation facility in London. These two transactions will initially increase annual rent expense by approximately $8 million; however, the Company will only be obligated to pay for its share of the maintenance costs which is expected to result in annual savings of approximately $9 million.

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

        In the fourth quarter of 2001, in light of the continued economic uncertainty, continued customer disconnections at higher rates than expected, increased difficulty in obtaining new revenue, and the overall slow down in the communications industry, the Company again reviewed the carrying value of its long-lived assets for possible impairment in accordance with SFAS No. 144. The Company determined based upon its projections, giving effect to the continuing economic slowdown and continued over-capacity in certain areas of the telecommunications industry, the estimated future undiscounted cash flows attributable to certain assets or assets groups would not exceed the current carrying value of the assets. The Company, therefore, recorded an impairment charge of $3.2 billion in the fourth quarter of 2001 to reflect the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying value as further described below.

        The impairments primarily related to colocation assets, excess conduits in North America and European intercity and metropolitan networks, and certain transoceanic assets. Geographically, approximately 74% of the charges were attributable to North America, 17% were attributable to Europe and 9% attributable to transatlantic assets.

        The financial problems of many of the "dot-coms", emerging carriers and competitors, a weakening economy, and changing customer focus, led to an over-capacity of colocation space in several U.S. and European markets. Level 3 attempted to sell or sublease its excess colocation space; however, market rates at the time for much of the space were below its carrying values. As a result, the 2001 impairment charge included approximately $1.6 billion related to its colocation assets, which included owned facilities, leasehold improvements and related equipment.

        Level 3 constructed its networks in North America and Europe in such a way that they could be continuously upgraded to the most current technology without affecting its existing customers. Level 3 also installed additional conduits with the intention of selling them to other carriers. As of December 31, 2001, the Company had sold one conduit in its North American network and, due to the economic environment and decreasing capital expenditure budgets of potential buyers, did not expect additional sales in the foreseeable future. For this reason the impairment charge in the fourth quarter of 2001 included approximately $1.2 billion for the conduits that were previously determined to be available for sale to third parties based on estimated cash flows from the disposition of the conduits.

        The completion of several transoceanic cable systems in the second half of 2001 and the expected completion of additional systems in 2002, resulted in an over abundance of transoceanic capacity. This excess capacity, combined with limited demand, adversely affected the transoceanic capacity markets. At current pricing levels at December 31, 2001, the Company did not believe it would recover its investment in transoceanic capacity from the future cash flows of these assets. As a result, the impairment charge in the fourth quarter of 2001 included approximately $320 million for its transatlantic submarine assets.

        The Company's 2001 impairment charges also included approximately $126 million for spare equipment write-downs and abandoned lateral fiber builds.

        As a result of the continued weakness in the communications industry, the Company again reviewed the carrying value of its network assets at December 31, 2002 for possible impairment in accordance with SFAS No. 144. The Company determined based upon its projections, which assumes significant increases in revenue over current levels, that the estimated future undiscounted cash flows attributable to the network assets would exceed the carrying value of those assets, and therefore, an adjustment to the carrying value of those assets was not necessary. However, there is no assurance that this could not happen in the future if these projections are not realized.

        EBITDA, as defined by the Company, consists of earnings (losses) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and impairments) and other non-operating income or expenses. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA improved to positive $354 million in 2002 from losses of $300 million in 2001. A restructuring benefit of $1 million in 2002 (due to the reversal of lease termination charges that were settled for less than originally recorded) and restructuring charges of $108 million in 2001 are included in EBITDA. This improvement was predominantly due to the higher margins earned by the communications business, reductions in selling, general and administrative expenses and the results of Software Spectrum.

        Adjusted EBITDA, as defined by the Company, is EBITDA as defined above plus the change in cash deferred revenue and excluding the non-cash cost of goods sold associated with certain capacity sales and dark fiber contracts. For 2002, Adjusted EBITDA was $457 million compared to $659 million for 2001. The decrease in Adjusted EBITDA can be attributed to the decline in Cash Communications Revenue, partially offset by the significant improvement in communications operating earnings and the earnings attributable to Software Spectrum.

	2002	2001
	(dollars in millions)
EBITDA	$354	$(300)
Increase (Decrease) in Communications Deferred Revenue	5	739
Decrease (Increase) in Deferred Revenue not Collected	94	60
Non-cash Cost of Goods Sold	4	160

Adjusted EBITDA	$457	$659

        EBITDA and Adjusted EBITDA are not intended to represent operating cash flow or profitability for the periods indicated and are not defined under GAAP. See Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

        Interest Income was $29 million for 2002 compared to $161 million in 2001. The decrease is primarily attributable to the decline in the average cash and marketable security portfolio balance and a reduction in the weighted average interest rate earned on the portfolio. The Company's average return on its portfolio decreased from 4.6% in 2001 to 1.6% in 2002. Pending utilization of the cash and cash equivalents, the Company invests the funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to using the funds in the Company's business.

        Interest Expense, net decreased from 2001 by $86 million to $560 million in 2002. Interest expense declined as a result of the debt repurchased during the second half of 2001 and during 2002, and lower interest rates on the Senior Secured Credit Facility and commercial mortgages during 2002. The declines were partially offset by the interest attributable to the additional borrowings under the Senior Secured Credit Facility in the first quarter of 2001, the issuance of the 9% Junior Convertible Subordinated Notes due 2012 in the third quarter of 2002, and a decline in the amount of capitalized interest. The Company substantially completed the construction of its network in 2001, therefore reducing the amount of interest capitalization. Capitalized interest was $58 million for 2001 and zero in 2002. Excluding fluctuations in interest rates and debt outstanding, interest expense is expected to increase as a result of the 50 basis point rate increase on borrowings under the amended Senior Secured Credit Facility that was effective in August 2002.

        Equity in Earnings of Unconsolidated Subsidiaries is primarily attributable to the Company's investment in Commonwealth Telephone. The decline in equity earnings in 2002 is a result of the sale of Commonwealth Telephone shares by the Company in the second and fourth quarters of 2002. The Company's proportionate share of Commonwealth Telephone's earnings declined from 45% at December 31, 2001 to 4% at December 31, 2002.

        Other, net increased to $94 million in 2002 from $2 million in 2001. In 2002, the Company realized a gain of $191 million on the sale of the Commonwealth Telephone shares, $88 million of induced conversion expenses resulting from the Company's repurchase of convertible debt securities and realized losses of $14 million resulting from the sale of foreign denominated currency. In 2001, Other, net includes a $37 million charge for an other than temporary decline in the value of investments, $27 million of income recognized when Level 3 settled and was released from an obligation to provide services to an investee, a $17 million gain on the sale of foreign denominated securities and $19 million of losses associated with the disposal of certain fixed assets.

        Income Tax Benefit for 2002 was $121 million compared to zero in 2001. This benefit was primarily a result of Federal legislation enacted in the first quarter of 2002 which enabled the Company to carryback its 2001 Federal income tax net operating losses to 1996. In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recorded the benefit in the period in which the legislation was enacted. The Company does not expect to recognize additional benefits in 2003, as it is unable to conclude that it is more likely than not that the tax benefits attributable to the net operating losses will be realizable. The income tax benefit was zero in 2001 as a result of the Company exhausting the taxable income in the carryback period (as previously defined) in 2000.

        Extraordinary Gain on Debt Extinguishment for 2002 was $255 million. In the first and second quarters of 2002, the Company purchased $171 million aggregate principal amount of its convertible debt in exchange for the issuance of approximately 12 million shares of its common stock with a market value of approximately $52 million. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26 "Early Extinguishment of Debt." The net gain on the early extinguishments of the debt, including transactions costs and unamortized debt issuance costs, was $114 million.

        For the year ended December 31, 2002, the Company purchased $12 million of its senior notes and $175 million face value ($141 million carrying value) of its senior discount notes. The Company issued approximately 15 million shares of its common stock worth approximately $70 million in exchange for these notes. The transactions were accounted for as extinguishments of debt. The net gain on the early extinguishments of the debt, including transaction costs and unamortized debt issuance costs, was $82 million.

        In February 2002, the Company repurchased $89 million aggregate principal amount of debt for cash of $31 million. The net gain on the extinguishments of the debt, including transaction costs, realized foreign currency gains and unamortized debt issuance costs, was approximately $59 million.

        In August 2002, the SEC staff notified certain public companies and accounting firms that it was reviewing the accounting treatment for certain transactions involving the conversion of convertible debt pursuant to inducements made to prompt conversion of the debt to equity securities of the issuer. The SEC staff acknowledged that there was diversity in accounting practice and asked the Emerging Issues Task Force of the Financial Accounting Standards Board to address the issue as part of its September 2002 agenda.

        In September 2002, the EITF published Issue 02-15 which addressed the accounting for convertible debt for equity exchanges. The EITF concluded that these types of transactions should be accounted for as induced conversions in accordance with SFAS No. 84. SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. In addition, under SFAS No. 84, an extraordinary gain or loss, as applicable, is not recorded upon the conversion of convertible debt. The accounting is to be applied prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus. The Company has applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed subsequent to June 30, 2002.

        In the third and fourth quarters of 2002, the Company purchased $258 million aggregate principal amount of convertible debt in exchange for the issuance of approximately 20 million shares of its common stock with a market value of approximately $102 million. The value of securities issuable pursuant to original conversion privileges was approximately $14 million. Therefore, pursuant to the provisions of SFAS No. 84, a debt conversion expense of $88 million was recorded and included in Other, net on the Consolidated Statement of Operations.

        The extraordinary gain on debt extinguishments was $1.075 billion for 2001. The Company purchased $194 million of its convertible subordinated notes in 2001 by issuing approximately 15.9 million shares of its common stock worth approximately $72 million in exchange for the debt. The net gain on the extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $117 million.

        Also in 2001, the Company commenced a "Modified Dutch Auction" tender offer for a portion of the Company's senior debt and convertible debt securities. Under the "Modified Dutch Auction" procedure, the Company accepted tendered notes in each offer in the order of the lowest to the highest tender prices specified by the tendering holders within the applicable price range for the applicable series of notes. The Company purchased debt with a face value of approximately $1.7 billion, plus accrued interest, for a total purchase price of approximately $731 million. The net gain on the repurchase, including transaction costs, foreign currency gains and unamortized debt issuance costs, was approximately $967 million and was recorded as an extraordinary item in the consolidated statements of operation.

        Offsetting these gains in 2001 were $9 million of prepayment expenses CPTC incurred to refinance its development and construction debt.

  Results of Operations 2001 vs. 2000

Revenue for 2001 and 2000 is summarized as follows (in millions):

	2001	2000
Communications	$1,298	$857
Information Services	123	115
Coal Mining	87	190
Other	25	22

	$1,533	$1,184

        Communications revenue increased in 2001 by 51% compared to 2000. Included in total communications revenue of $1.298 billion for 2001 was $876 million of services revenue which included private line, wavelengths, colocation, managed modem and amortized dark fiber revenue, $288 million of non-recurring revenue from dark fiber contracts entered into before June 30, 1999 for which sales-type lease accounting was used and $134 million attributable to reciprocal compensation. Communications revenue for 2000 was comprised of $593 million of services revenue, $209 million of non-recurring revenue from dark fiber and $55 million of reciprocal compensation. The increase in services revenue from 2000 was primarily due to growth in both existing customers as well as new customer contracts. Services revenue in 2000 included revenue of $105 million related to submarine systems, primarily from the completion of the Company's transatlantic submarine cable and subsequent sale to Viatel Inc. in November of 2000. Due to the current economic conditions of the telecommunications industry, the Company had experienced a significant increase in the number of customers disconnecting or terminating service and believed that as much as 25% of its recurring revenue base as of December 31, 2001, consisted of financially weaker customers. Approximately 80% of these customers were expected to disconnect services during the first six months of 2002. These terminations, if they occurred, would have resulted in slower growth of services revenue for 2002. For some of these customers, Level 3 was able to negotiate and collect termination penalties. Level 3 recognized $57 million of revenue in 2001 for early termination of services. Level 3 recorded in services revenue in 2001, $35 million of revenue for construction management services provided to other communications companies. The dark fiber revenue reflected the substantial completion of the intercity network. The increase in reciprocal compensation in 2001 was a result of increased managed modem usage and the Company receiving regulatory approval from several states regarding its agreements with SBC Communications Inc. and BellSouth.

        The communications business generated Cash Revenue of $2.097 billion during 2001 compared to $1.261 billion in 2000. This increase was a result of growth in services revenue provided to existing customers, new customer contracts and cash collections from those customers. At December 31, 2001, deferred revenue increased by approximately 103% to $1.459 billion from $720 million at December 31, 2000. The amount of deferred revenue billed, but not collected as of the end of the year decreased from $205 million in 2000 to $145 million in 2001. For fiscal 2000, deferred revenue increased by

$585 million and the amount not collected increased by $181 million. Communications Cash Revenue is not intended to represent revenue under GAAP.

	2001	2000
Communications Revenue	$1,298	$857
Change in Deferred Revenue	739	585
Change in Deferred Revenue Billed but not Collected	60	(181)

Communications Cash Revenue	$2,097	$1,261

        Information services revenue, which was comprised of systems integration and outsourcing businesses, increased from $115 million in 2000 to $123 million in 2001. The increase was primarily attributable to outsourcing revenue which increased to $85 million for the year ended December 31, 2001 compared to $65 million for the same period in 2000. The increase in outsourcing revenue is primarily due to new long-term contracts signed in the second half of 2000. Revenue attributable to the systems integration business declined due to the expiration of certain contracts.

        Coal mining revenue decreased $103 million in 2001 compared to 2000. The decrease in revenue was primarily attributable to the expiration of long-term coal contracts with Commonwealth Edison Company ("Commonwealth Edison") and the sale of the Company's interest in Walnut Creek Mining Company in September 2000.

        Other revenue for 2001 was comparable to 2000 and is primarily attributable to California Private Transportation Company, L.P.

        Cost of Revenue for 2001 was $742 million, representing a 6% decrease over 2000 cost of revenue of $792 million. This decrease as a result of the continued migration of customers off of leased capacity to the Company's network and a decrease in the costs associated with transoceanic sales, specifically costs attributable to the Viatel transaction in 2000. Cost of revenue included costs attributable to dark fiber and transoceanic sales and leased capacity, right-of-way costs, access charges and other third party costs directly attributable to the network. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 73% during 2000 to 46% during 2001. The decrease can again be attributed to the migration of customer traffic from a leased network to the Company's owned network and increased margins resulting from recent sales efforts focused on "on-net" services.

        The cost of revenue for the information services businesses, as a percentage of its revenue, in 2001 was 73% and approximated the 2000 figure of 77%. The cost of revenue for the coal mining business, as a percentage of revenue, was 68% for 2001 up from 40% in 2000. The increase related to coal mining is attributable to the expiration of high margin long-term coal contracts in 2000.

        Depreciation and Amortization expenses were $1.122 billion in 2001, a 94% increase from 2000 depreciation and amortization expenses of $579 million. The majority of the increase was a direct result of the communications assets placed in service in the latter part of 2000 and 2001, including gateways, local networks and intercity segments. In addition, included in 2001 depreciation expense was $45 million for the impairment charge on a corporate facility the Company designated as held-for-sale in June of 2001.

        Selling, General and Administrative expenses were $1.297 billion in 2001, a 17% increase over 2000. Excluding non-cash compensation expenses of $314 million and $236 million for 2001 and 2000, respectively, operating expenses increased 12% from the prior year. This increase was attributable to higher payroll expenses, professional fees, facilities related costs, and systems maintenance expenses, partially offset by declines in travel, mine management services and recruiting expenses. The increase in non-cash compensation was predominantly due to the convertible outperform stock options granted in 2000 and 2001.

        Restructuring and Impairment Charges were $3.35 billion in 2001. The Company announced that due to the duration and severity of the economic slowdown for the telecommunications industry, it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy recovers. As a result of these actions, the Company reduced its global work force by approximately 2,350 employees in 2001, primarily in the communications business in the United States and Europe. Restructuring charges of approximately $10 million, $40 million and $58 million were recorded in the first, second and fourth quarters of 2001, respectively, of which $66 million related to staff reduction and related costs and $42 million to real estate lease termination costs. In total, the Company has paid $49 million in severance and related fringe benefit costs and $1 million in lease termination costs as of December 31, 2001 for these actions. The remaining $17 million of expenditures for workforce reductions primarily relate to approximately 350 European employees terminated in the first quarter of 2002.

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

        In the fourth quarter of 2001, in light of the continued economic uncertainty, continued customer disconnections at higher rates than expected, increased difficulty in obtaining new revenue, and the overall slow down in the communications industry, the Company again reviewed the carrying value of its long-lived assets for possible impairment in accordance with SFAS No. 144. The Company determined based upon its projections, giving effect to the continuing economic slowdown and continued over-capacity in certain areas of the telecommunications industry, the estimated future undiscounted cash flows attributable to certain assets or assets groups would not exceed the current carrying value of the assets. The Company, therefore, recorded an impairment charge of $3.2 billion to reflect the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying value as further described below. The impairments primarily related to colocation assets ($1.6 billion), conduits in North America and European intercity and metropolitan networks ($1.2 billion), and certain transoceanic assets ($320 million).

        The Company also recorded an impairment charge of approximately $65 million for spare equipment write-downs and abandoned lateral builds in the fourth quarter of 2001.

        EBITDA improved to a loss of $300 million in 2001 from a loss of $482 million in 2000. Excluding the $108 million of restructuring charges recorded in 2001, EBITDA would have been a loss of $192 million for 2001. The improvement in EBITDA was predominantly due to revenue growth and higher margins earned by the communications business.

        Adjusted EBITDA was $659 million compared to $118 million for 2000. The increase, in addition to the higher margins noted above, was attributed to up-front cash payments received from customers for contracts that required revenue to be recognized over the term of the contract.

	2001	2000
EBITDA	$(300)	$(482)
Change in Deferred Revenue	739	585
Change in Deferred Revenue Billed but not Collected	60	(181)
Non-cash Cost of Goods Sold	160	196

Adjusted EBITDA	$659	$118

        EBITDA and Adjusted EBITDA are not intended to represent operating cash flow or profitability for the periods indicated and are not calculated in accordance with GAAP. See Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

        Interest Income declined from $328 million in 2000 to $161 million in 2001. The decrease was primarily attributable to the average cash and marketable securities balance declining from $5.7 billion during 2000 to $3.1 billion for 2001. In February 2000, the Company raised approximately $5.5 billion in cash through debt and equity offerings. The Company subsequently utilized these proceeds to fund its business plan and repurchase outstanding debt. In addition, the weighted average interest rate earned on the portfolio decreased by approximately 120 basis points for 2001 versus 2000.

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

        Equity in Earnings (Losses) of Unconsolidated Subsidiaries was earnings of $16 million in 2001, compared to a loss of $284 million in 2000. The equity losses in 2000 were predominantly attributable to RCN Corporation ("RCN"). RCN is a facilities-based provider of communications services to the residential markets primarily on the East and West coasts as well as in Chicago. RCN is also the largest regional Internet service provider in the Northeast. RCN was incurring significant costs in developing its business plan. The Company's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN during the fourth quarter of 2000. Level 3 does not have additional financial commitments to RCN; therefore it only recognized equity losses equal to its investment in RCN. The Company will not record any equity in RCN's future profits, until unrecorded equity losses have been offset. The Company did not recognize $249 million and $20 million of equity losses attributable to RCN in 2001 and 2000, respectively. Level 3 recorded equity losses attributable to RCN of $260 million for the twelve months ended December 31, 2000.

        Equity in earnings/losses of Commonwealth Telephone Commonwealth Telephone were earnings of $16 million in 2001 and losses of $24 million in 2000. In 2000, Commonwealth Telephone recognized losses primarily due to a charge for the restructuring of its CTCI subsidiary. As a result, Level 3 recorded a $27 million charge, in equity in earnings (losses) of unconsolidated subsidiaries, for its proportionate share of this charge. In 2001, Commonwealth Telephone, in addition to improved operating results, was also able to recognize a one-time benefit related to the settlement of certain restructuring liabilities recorded in 2000.

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

        Income Tax Benefit for 2001 was zero as a result of the Company exhausting the taxable income in the carryback period in 2000. As of December 31, 2001, Level 3 had approximately $1.8 billion of net operating loss carryforwards available to offset future taxable income. At December 31, 2001, the Company was unable to determine when it would have taxable income to offset the loss carryforwards. The tax benefit for 2000 differs from the statutory rate due to the limited availability of taxable income in the carryback period for which current year losses can be offset.

        Discontinued Operations includes the results of operations and the estimated loss on the disposal of Level 3's Asian assets. On December 19, 2001, Level 3 announced that it had agreed to sell its Asian telecommunications business to Reach Ltd. for no cash consideration. The agreement covers subsidiaries that include the Asian network operations, assets, liabilities and future financial obligations. This included Level 3's share of the Northern Asian cable system, capacity on the Japan-US cable system, capital and operational expenses related to these two systems, gateways in Hong Kong and Tokyo, and existing customers on Level 3's Asian network. Level 3 estimated that this transaction would reduce its future funding requirements by approximately $300 million through a combination of reductions in capital expenditures, network and operating expenses, taxes and working capital.

        The transaction closed on January 18, 2002. As of December 31, 2001, the net carrying value of Level 3's Asian assets was approximately $465 million. In accordance with SFAS No. 144, Level 3 recorded an impairment loss, within discontinued operations, equal to the difference between the carrying value of the assets and their fair value. Based upon the terms of the sale agreement, the Company also paid $49 million in certain remaining capital obligations it assumed for the two submarine systems to be sold to Reach, and transaction costs. The losses from the discontinued Asian operating activities in 2001 and 2000 were $89 million and $48 million, respectively. The higher losses were primarily attributable to increases in depreciation expense and selling, general and administrative expenses.

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

Financial Condition—December 31, 2002

        The Company's working capital decreased from $642 million at December 31, 2001 to $581 million at December 31, 2002 due primarily to the increase in noncurrent restricted securities, the use of available funds for operating expenses and interest payments, and the net liabilities assumed in the acquisitions of CorpSoft, Software Spectrum and McLeod's wholesale dial-up access business. These uses of working capital were partially offset by the proceeds received from the sale of the 9% Junior Convertible Notes in the third quarter.

        Cash provided by operations decreased from a source of $141 million in 2002 to a use of $427 million in 2002. Changes in components of working capital, primarily deferred revenue, were responsible for the fluctuation in cash provided by operations. In addition, the Company made a $21 million payment in full settlement of an outstanding litigation matter that did not relate to the Company's core businesses.

        Investing activities primarily include the acquisitions of CorpSoft for $93 million, net of cash received, Software Spectrum for $94 million, net of cash received, the purchase of McLeod's wholesale dial-up business for approximately $51 million and capital expenditures of $218 million before the release of capital accruals. In 2002, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $215 million of capital accruals previously reported as property, plant and equipment which were accrued as property, plant and equipment based upon contractors' estimates of final completion costs. The Company continues to resolve outstanding claims for other network construction projects. If these claims are settled favorably, additional capital expenditure accruals could be released in the future. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts. In the context of the multi-billion cost incurred in constructing the Level 3 network, the construction cost accruals are normal and not significant to the financial statements. The Company received $200 million of proceeds from the sale of marketable securities, $326 million from the sale of Commonwealth Telephone shares and $130 million from the sale of property, plant and equipment and other assets. The Company entered into two sale leaseback transactions whereby it received approximately $91 million in proceeds from the sale of communications facilities in Europe and North America. The Company was also required to pledge $400 million as restricted cash to the lenders of the Senior Secured Credit Facility in the third quarter as part of amending the credit facility.

        Financing activities in 2002 consisted primarily of the repurchase for cash of the Company's long-term debt for $31 million by Level 3 Finance, LLC, a reduction in the iStar mortgage of $112 million and the payment of $12 million of capitalized leases. Level 3 received $488 million of net proceeds from the issuance of the 9% Junior Convertible Subordinated Notes in the third quarter of 2002.

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

        The further development of the communications business will continue to require significant expenditures. These expenditures may result in negative operating cash flow and net operating losses for the Company in the near future. The Company's expenditures will be primarily attributable to operating expenses, capital expenditures, integration costs associated with the Genuity acquisition and interest payments. The Company's capital expenditures declined by approximately $2.3 billion for the twelve months of 2002 versus the same period in 2001 primarily due to the completion of initial construction related to the North American and European networks in 2001. The Company expects base capital expenditures, (capital required to keep the network operating efficiently,) to be approximately $100 million in 2003. The Company's remaining capital expenditures are expected to be success-based, or tied to incremental revenue.

        Level 3 has approximately $1.14 billion of cash and marketable securities on hand at December 31, 2002, excluding $400 million of cash that was pledged to the banks participating in the Company's amended Senior Secured Credit Facility. This cash is reflected as Restricted Cash within the noncurrent portion of the balance sheet. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business plan through free cash flow breakeven, which is expected to occur during the second quarter of 2004. The Company defines free cash flow as Adjusted EBITDA minus capital expenditures, working capital requirements and net cash interest expense. In addition, the Company has undrawn commitments of approximately $150 million under its amended Senior Secured Credit Facility. There are certain restrictions on the availability of these undrawn amounts.

        The Company currently estimates that its operations will reach free cash flow breakeven without a requirement for additional financing. The actual timing of free cash flow breakeven will be a function of revenue growth, the Company's management of network, selling, general and administrative, and capital expenditures, and the integration of Genuity's operations. The Company's previous debt and equity offerings have given the Company the ability to implement the business plan. However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan the Company, in January 2001, filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. In July 2002, the Company sold $500 million of 9% Junior Convertible Subordinated Notes due in July 2012 under this shelf registration statement. The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $2.7 billion of additional securities to fund its business plan.

        In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets to fund portions of the business plan. In 2002, the Company completed the sale of approximately 9.6 million shares of Commonwealth Telephone for net proceeds of approximately $326 million. The Company also announced in January 2003 that it had received approximately $46 million of proceeds for its interest in CPTC. In addition, the Company has announced that it will seek to sell or sublease excess real estate and may enter into sale leaseback transactions for required communications facilities. In 2002, Level 3 was able to generate approximately $97 million of proceeds from these types of transactions. With the sale of Commonwealth Telephone shares, CPTC and certain real estate transactions in 2002, management believes that the Company has now sold the substantial majority of its valuable non-core assets.

        The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits. In addition, proceeds from dispositions of the Company's assets may not reflect the assets' intrinsic values. Further, expenses may exceed the Company's estimates and the financing needed may be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the business plan and could result in additional impairment charges on network assets.

        In connection with the implementation of the Company's business plan, management continues to review the existing businesses to determine how those businesses will assist with the Company's focus on delivery of communications and information services and reaching free cash flow breakeven. To the extent that certain businesses are not considered to be compatible with the delivery of communication and information services or with obtaining cash flow objectives, the Company may exit those businesses. It is possible that the decision to exit these businesses could result in the Company not recovering its investment in the businesses, and in those cases, a significant charge to earnings could result. For example, the Company sold its Asian operations to Reach Ltd. in January 2002 and incurred a loss of $516 million.

        In July 2001, Level 3 announced that it had amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. In 2001 and 2002 various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes traded at discounts to their respective face or accreted amounts. Through December 31, 2002, the Company had exchanged, in private transactions, approximately $776 million (carrying value) of its debt for shares of its common stock valued at approximately $538 million.

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

        The Company has a $1.275 billion Senior Secured Credit Facility. As of December 30, 2002, $1.125 billion of the $1.275 billion Senior Secured Credit Facility was drawn. The balance represents the approximately $150 million revolving credit facility, which contains certain limitations on availability.

        In August 2002, Level 3 amended the terms of the Senior Secured Credit Facility. The most significant modifications to the Credit Facility include the following:

  •
  Increased flexibility for the Company to pursue acquisitions for cash consideration;

  •
  Removal of two revenue-based financial covenants;

  •
  Modification of an Adjusted EBITDA-based covenant;

  •
  Reduction of the $650 million undrawn revolving credit facility by $500 million to $150 million, with restrictions on availability;

  •
  Maintenance of minimum cash balance, generally equal to $525 million, of which $400 million is pledged to the banks; and

  •
  Increase of 0.5% per year to the cost of borrowing

        The remaining financial covenants contained in the credit agreement will now be calculated on a consolidated basis, but those calculations will exclude the Company's toll road operations which were sold in January 2003. Certain modifications were also made to the Total Leverage Ratio covenant (which is defined in the agreement as the ratio of Total Debt to Adjusted EBITDA) in accordance with the Company's current business plan. In addition, this covenant will now be tested on a trailing twelve-month basis beginning on June 30, 2004, with a maximum allowable level of 11.5x, versus the original maximum allowable level of 6.0x beginning on December 31, 2004. Certain other covenants have also been modified.

        The Company is required to maintain a minimum cash balance, generally equal to $525 million. No default under the Senior Secured Credit Facility shall be deemed to have occurred with respect to the minimum cash balance test if, within a six month period following the date on which the cash balance falls below $525 million, the Company again attains a cash balance greater than or equal to $525 million. Additionally, the Company pledged to the lenders under the Senior Secured Credit Facility $400 million of the minimum cash balance, which is reflected as restricted cash within the noncurrent section of the Consolidated Balance Sheet. The Company shall be deemed to be in default under the Senior Secured Credit Facility if the cash balance falls below $450 million, including the $400 million pledged to lenders.

        Interest varies with the one month, two month, three month, or six month LIBOR, at the Company's election, plus 325 basis points for the revolving credit facility and tranche A term loan facility, 425 basis points for the tranche B term loan facility and 450 basis points for the tranche C term loan facility. The Company may also elect, with lender approval, the nine month or twelve month LIBOR.

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

        In the amendment, the Company agreed to reduce the amount of the undrawn senior secured revolving credit facility portion from $650 million to $150 million. Of the $150 million, $50 million is available immediately for letters of credit and the full $150 million becomes available after August 30, 2003 provided that the Company has satisfied an incurrence test that is related to a pro forma fixed charge coverage ratio. As of December 31, 2002, the Company had $8 million in letters of credit outstanding under this agreement.

        As of December 31, 2002, Level 3 had not borrowed any funds under the $150 million revolving credit facility other than the letters of credit outlined above. The availability of funds and any requirement to repay previously borrowed funds is contingent upon the continued compliance with the relevant debt covenants. The Company believes, based upon management's review of the amended covenants and other provisions of the Senior Secured Credit Facility, that it is in full compliance with all the terms of the Senior Secured Credit Facility as of December 31, 2002 and will be for at least the next twelve months.

        Current economic conditions of the telecommunications and information services industry, combined with Level 3's financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices. Level 3, in addition to the Genuity acquisition described below, continues to evaluate these opportunities and could make additional acquisitions in 2003.

        On February 4, 2003, Level 3 announced the acquisition of substantially all of the assets and operations of Genuity, Inc., a Massachusetts-based provider of communications services. Under the agreement, Level 3 paid $60 million in net cash consideration to Genuity and assumed certain long-term operating agreements. As part of the transaction, the Company also paid $77 million in cash for assumed network obligations to be used by Level 3 during 2003. The Company also expects to incur one-time integration costs of approximately $75 to $100 million during 2003. As part of the transaction, Level 3 assumed most of Genuity's existing customer contracts and in addition, has signed new multi-year customer contracts that together represent expected revenue in excess of $1 billion over the remaining life of the agreements. The majority of Genuity's future revenue is expected to be attributable to contracts with Verizon and America Online. The Company believes that the transaction will significantly improve Level 3's financial position through the addition of substantial new revenue from high-quality customers and the potential for significant network and operating cost synergies, and reduced capital expenditures for the combined communications business.

        As of the acquisition date, Level 3 had remaining $76 million of unamortized deferred revenue attributable to cash received from Genuity for IRU and dark fiber transactions completed in prior periods. Due to the acquisition of Genuity, Level 3 will not be able to recognize this deferred revenue in future periods. As a result, the $76 million of deferred revenue will be included as an offset in computing the net purchase price used to determine the fair value of assets acquired.

        The following tables summarize the contractual obligations and commercial commitments of the Company at December 31, 2002, as further described in the notes to the financial statements.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations
Long-Term Debt, including current portion	$6,106	$4	$288	$805	$5,009
Reclamation	94	2	5	9	78
Operating Leases	754	76	147	142	389
Purchase Orders	76	76	—	—	—
Other Commercial Commitments
Letters of Credit	47	45	—	1	1

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. As of December 31, 2002, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $120 million under a commercial mortgage. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages. The weighted average interest rate based on outstanding amounts under these variable rate instruments of $1.245 billion at December 31, 2002, was approximately 5.3%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 6.3%) would increase annual interest expense of the Company by approximately $12.5 million. At December 31, 2002, the Company had $4.86 billion of fixed rate debt bearing a weighted average interest rate of 9.3%. A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums. The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash. The Company continues to evaluate other alternatives to limit interest rate risk.

        Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company accounts for these two investments using the equity method. In 2002, the Company sold approximately 90% of its holdings in Commonwealth Telephone for net proceeds of approximately $326 million. The market value of the Company's holdings in RCN and Commonwealth Telephone was approximately $51 million at December 31, 2002, which is higher than their carrying value of $16 million. The Company may seek to sell all or a portion of its shares in RCN and Commonwealth Telephone over time. The value received for the remaining investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $10 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

        The Company's business plan includes developing and operating a telecommunications network in Europe. As of December 31, 2002, the Company had invested significant amounts of capital in that region. The Company issued €800 million (€425 million outstanding at December 31, 2002) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. Due to the historically low exchange rates involving the U.S. Dollar and the Euro, during the fourth quarter of 2000, Level 3 elected to set aside the remaining Euros received from the debt offerings. During the third quarter of 2001, Level 3 elected to start funding its current European investing and operating activities with the Euros that had previously been set aside. As of December 31, 2002, the Company held only enough Euro denominated cash and cash equivalents to fund its immediate working capital obligations. Other than the issuance of the Euro denominated debt and the holding of the Euros, the Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. Foreign exchange rate fluctuations in 2002 did not have a material effect on Level 3's results of operations and financial position. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective June 14, 2002, Level 3 Communications, Inc. (the "Registrant") determined not to renew the engagement of its independent accountants, Arthur Andersen LLP ("Andersen") and appointed KPMG LLP ("KPMG") as its new independent accountants, effective immediately. This determination followed the Registrant's decision to seek proposals from independent accountants to audit its financial statements for the fiscal year ending December 31, 2002. The decision not to renew the engagement of Andersen and to retain KPMG was approved by the Audit Committee of the Registrant's Board of Directors.

        Andersen's report dated January 29, 2002 (except with respect to matters discussed in Note 17 to the financial statements, as to which the date is March 13, 2002) on the Registrant's 2001 financial statements was issued on March 13, 2002 in conjunction with the filing of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

        During Level 3's two most recent fiscal years ended December 31, 2001, and the subsequent interim period through June 14, 2002, there were no disagreements between the Registrant and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Registrant's two most recent fiscal years and the subsequent interim period through June 14, 2002. The audit reports of Andersen on the consolidated financial statements of the Registrant and subsidiaries as of and for the fiscal years ended December 31, 2001 and 2000 do not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

        The Registrant provided Andersen with a copy of the foregoing disclosures. Andersen provided a letter, dated June 19, 2002, to the Registrant stating that it has found no basis for disagreement with such statements.

        During the Registrant's two most recent fiscal years ended December 31, 2001, and the subsequent interim period through June 14, 2002, the Registrant did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14. CONTROLS AND PROCEDURES

        (a)    Disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures within the 90 days prior to the date of filing of this Annual Report on Form 10-K. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Internal controls.    Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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
3.5
Rights Agreement, dated as of May 29, 1998, between the Registrant and Wells Fargo Bank Minnesota, NA (f/k/a Norwest Bank Minnesota, N.A.), as Rights Agent, which includes the Form of Certificate of Designation, Preferences, and Rights of Series A. Junior Participating Preferred Stock of the Registrant, as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (Exhibit 1 to the Registrant's Form 8-A Amendment No. 1 filed on June 10, 1998).
3.6
Amendment No. 1 to Rights Agreement, dated July 5, 2002, between the Registrant and Wells Fargo Bank Minnesota, NA, as Rights Agent (Exhibit 1.5 to the Registrant's Current Report on Form 8-K filed on July 8, 2002)
3.7
Form of Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock (Exhibit 1.3 to the Registrant's Current Report on Form 8-K filed on July 8, 2002)
4.1
Indenture, dated as of April 28, 1998, between the Registrant and IBJ Schroder Bank & Trust Company as Trustee relating to the Registrant's 9 1/8%Senior Notes due 2008 (Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 File No. 333-56399).
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

4.3.2
First Supplemental Indenture, dated as of September 20,1999, between the Registrant and IBJ Whitehall Bank & Trust Company as Trustee relating to the Registrant's 6% Convertible Subordinated Notes due 2009 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 20, 1999).
4.3.3
Second Supplemental Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 6% Convertible Subordinated Notes due 2010 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 29, 2000).
4.3.4
Third Supplemental Indenture, dated as of July 8, 2002, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 9% Junior Convertible Subordinated Notes due 2012 (Exhibit 1.2 to the Registrant's Current Report on Form 8-K filed on July 8, 2002).
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
10.3
Amendment and Restatement Agreement, dated as of August 23, 2002, among Level 3 Communications, Inc., Level 3 Communications, LLC, Level 3 International Services, Inc., Level 3 International, Inc., BTE Equipment, LLC (collectively, the "Borrowers"), Eldorado Funding LLC and JPMorgan Chase Bank, as Administrative Agent (including the Amended and Restated Credit Agreement dated September 30, 1999, among Level 3 Communications, Inc., the other borrowers and lenders referred to therein and JPMorgan Chase Bank, as Agent) (Exhibit 99.2 to the Registrant's Current Report on Form 8-K, filed on August 23, 2002).
10.4
Stock Purchase Agreement dated as of February 21, 2002, between Level 3 Holdings, Inc. and David C. McCourt (Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.5	Warrant Agreement, dated as of March 11, 2002 between the Registrant and William L. Grewcock (Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.6	Form of Promissory Note with certain officers of the Registrant. (Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.7	Form of Aircraft Time-Share Agreement (Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.8.1
Asset Purchase Agreement by and among Level 3 Communications, Inc., Level 3 Communications, LLC, Genuity Inc., and the subsidiaries of Genuity Inc. listed on the signature page thereto, dated as of November 27, 2002 (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 2, 2002).
10.8.2
Amendment, Consent and Waiver to the Asset Purchase Agreement, dated as of December 30, 2002, effective as of November 27, 2002, by and among the Registrant, the Purchasers and the Sellers (Exhibit 10.1 to the Registrant's current report on Form 8-K dated January 3, 2003).
10.8.3
Second Amendment and Waiver to the Asset Purchase Agreement, dated as of January 24, 2003, by and among the Registrant, the Purchasers and the Sellers (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 4, 2003).
10.8.4
Third Amendment and Waiver to the Asset Purchase Agreement, dated as of January 31, 2003, by and among the Registrant, the Purchasers and the Sellers (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 4, 2003).
10.8.5	Transition Services Agreement, dated as of February 4, 2003, by and among the Purchasers and the Sellers (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 4, 2003).
10.9	Warrant Agreement, dated as of April 15, 2002, between the Registrant and Walter Scott, Jr.
21	List of subsidiaries of the Company
23.1	Consent of KPMG LLP
23.2	Information Regarding Consent of Arthur Andersen LLP

        (b)  Reports on Form 8-K filed by the Registrant during the fourth quarter of 2003.

        On October 4, 2002, the Registrant filed a Current Report on Form 8-K relating to the identification of the members of the Registrant's Audit Committee of the Board of Directors

        On November 8, 2002, the Registrant filed a Current Report on Form 8-K relating to the determination of the Registrant's Board of Directors to eliminate the Registrant's "pre-announcement" policy and to clarify the number of shares of the Registrant's common stock, par value $.01 per share Colin V.K. Williams is able to purchase upon exercise of certain vested outperform stock options.

        On December 2, 2002, the Registrant filed a Current Report on Form 8-K relating to the execution of the Asset Purchase Agreement by and among the Registrant, Level 3 Communications, LLC, Genuity Inc., and the subsidiaries of Genuity Inc. listed on the signature page thereto.

        On January 1, 2003, the Registrant filed a Current Report on Form 8-K relating to the execution of an amendment to the Asset Purchase Agreement by and among the Registrant, Level 3 Communications, LLC, Genuity Inc., and the subsidiaries of Genuity Inc. listed on the signature page thereto on December 30, 2002.

        On October 31, 2002, the Registrant furnished to the Commission pursuant to Item 9 of Form 8-K, a Current Report on Form 8-K relating to a press release announcing the Registrant's third quarter 2002 financial results.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of
Directors of Level 3 Communications, Inc.:

        We have audited the consolidated balance sheet of Level 3 Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Level 3 Communications, Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 29, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, Level 3 Communications, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

        As discussed above, the 2001 and 2000 consolidated financial statements of Level 3 Communications, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 9, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Level 3 Communications, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP
Denver, Colorado February 11, 2003

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

This report is a copy of a previously issued Arthur Andersen LLP report included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission and has not been reissued by Arthur Andersen LLP.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three years ended December 31, 2002

	2002	2001	2000
	(dollars in millions, except per share data)
Revenue:
Communications	$1,101	$1,298	$857
Information Services	1,933	123	115
Coal Mining	84	87	190
Other	30	25	22

Total revenue	3,148	1,533	1,184
Costs and Expenses:
Cost of revenue:
Communications	209	593	628
Information Services	1,766	90	88
Coal Mining	57	59	76

Total cost of revenue	2,032	742	792
Depreciation and amortization.	802	1,122	579
Selling, general and administrative.	944	1,297	1,110
Restructuring and impairment charges	181	3,353	—

Total costs and expenses	3,959	6,514	2,481

Loss from Operations	(811)	(4,981)	(1,297)
Other Income (Expense):
Interest income	29	161	328
Interest expense, net	(560)	(646)	(282)
Equity in earnings (losses) of unconsolidated subsidiaries, net	14	16	(284)
Gain on equity investee stock transactions	—	—	100
Other, net	94	2	(21)

Total other income (expense)	(423)	(467)	(159)

Loss from Continuing Operations Before Income Tax	(1,234)	(5,448)	(1,456)
Income Tax Benefit	121	—	49

Net Loss from Continuing Operations	(1,113)	(5,448)	(1,407)
Loss from Discontinued Operations	—	(605)	(48)
Extraordinary Gains on Debt Extinguishments, net	255	1,075	—

Net Loss	$(858)	$(4,978)	$(1,455)

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Continuing operations	$(2.74)	$(14.58)	$(3.88)

Discontinued operations	$—	$(1.62)	$(0.13)

Extraordinary gains on debt extinguishments, net	$0.63	$2.88	$—

Net loss	$(2.11)	$(13.32)	$(4.01)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(dollars in millions, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$1,142	$1,297
Marketable securities	—	206
Restricted cash	99	155
Receivables, less allowances for doubtful accounts of $29 and $46, respectively	539	239
Current assets of discontinued Asian operations	—	74
Other	154	63

Total Current Assets	1,934	2,034
Net Property, Plant and Equipment	6,010	6,890
Restricted cash	467	—
Goodwill and Intangibles, net	380	28
Other Assets, net	172	364

	$8,963	$9,316

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$691	$714
Current portion of long-term debt	4	7
Accrued payroll and employee benefits	156	162
Accrued interest	92	86
Deferred revenue	199	124
Current liabilities of discontinued Asian operations	—	74
Other	211	225

Total Current Liabilities	1,353	1,392
Long-Term Debt, less current portion	6,102	6,209
Deferred Revenue	1,264	1,335
Accrued Reclamation Costs	92	92
Other Liabilities	392	353
Commitments and Contingencies
Stockholders' Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 443,556,864 outstanding in 2002 and 384,703,922 outstanding in 2001	4	4
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	6,273	5,602
Accumulated other comprehensive loss	(132)	(144)
Accumulated deficit	(6,385)	(5,527)

Total Stockholders' Deficit	(240)	(65)

	$8,963	$9,316

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three years ended December 31, 2002

	2002	2001	2000
	(dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(858)	$(4,978)	$(1,455)
Loss from discontinued operations	—	605	48
Extraordinary gain on debt extinguishments, net	(255)	(1,075)	—

Loss from continuing operations	(1,113)	(5,448)	(1,407)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Equity (earnings) losses, net	(14)	(16)	284
Depreciation and amortization	802	1,122	579
Induced conversion expense on convertible debt	88	—	—
Gain on equity investee stock transactions	—	—	(100)
Dark fiber and submarine cable non-cash cost of revenue	4	160	196
Loss on impairments and asset sales	182	3,245	—
(Gain) loss on sale of property, plant and equipment, Commonwealth shares and other assets	(189)	3	(19)
Non-cash compensation expense attributable to stock awards	181	314	236
Deferred revenue	49	706	586
Amortization of debt issuance costs	40	27	21
Accreted interest on discount debt	110	116	100
Accrued interest on long-term debt	9	(37)	76
Change in working capital items net of amounts acquired:
Receivables	(26)	275	(384)
Other current assets	(77)	(4)	(175)
Payables	(340)	(666)	644
Other liabilities	(116)	115	157
Other	(17)	229	242

Net Cash Provided by (Used in) Continuing Operations	(427)	141	1,036
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	200	3,670	7,822
Purchases of marketable securities	—	(1,162)	(8,284)
Decrease (increase) in restricted securities	(410)	56	(150)
Capital expenditures	(218)	(2,325)	(5,576)
Release of capital accruals	215	—	—
Purchase of assets held for sale, net	—	(110)	(52)
Investments and acquisitions	(16)	—	(34)
McLeod acquisition	(51)	—	—
CorpSoft acquisition, net of cash acquired of $34	(93)	—	—
Software Spectrum acquisition, net of cash acquired of $40	(94)	—	—
Proceeds from sale of Commonwealth shares	326	—	—
Proceeds from sale of property, plant and equipment, and other investments	130	67	99

Net Cash Provided by (Used in) Investing Activities	$(11)	$196	$(6,175)

(continued)

See accompanying notes to consolidated financial statements.

	2002	2001	2000
	(dollars in millions)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$490	$761	$3,195
Payments and repurchases of long-term debt, including current portion	(159)	(812)	(21)
Issuances of common stock, net of issuance costs	—	—	2,406
Stock options exercised	1	2	16

Net Cash Provided by (Used in) Financing Activities	332	(49)	5,596
Net Cash Used in Discontinued Operations	(49)	(226)	(358)
Effect of Exchange Rates on Cash and Cash Equivalents	—	(20)	(56)

Net Change in Cash and Cash Equivalents	(155)	42	43
Cash and Cash Equivalents at Beginning of Year	1,297	1,255	1,212

Cash and Cash Equivalents at End of Year	$1,142	$1,297	$1,255

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$—	$2
Interest paid	414	598	461
Noncash Investing and Financing Activities:
Common stock issued in exchange for long term debt	$466	$72	$—
Long term debt principal retired by issuing common stock	582	194	—
Warrants issued in exchange for construction services	—	32	—
Equity securities received in exchange for services	—	—	43
Issuances of stock for Businessnet acquisition	—	—	3

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the three years ended December 31, 2002

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	(dollars in millions)
Balances at December 31, 1999	$3	$2,501	$(5)	$906	$3,405
Common Stock:
Issuances, net of offering costs	1	2,409	—	—	2,410
Stock options exercised	—	15	—	—	15
Stock plan grants	—	237	—	—	237
Shareworks plan	—	5	—	—	5
Net Loss	—	—	—	(1,455)	(1,455)
Other Comprehensive Loss	—	—	(68)	—	(68)

Balances at December 31, 2000	4	5,167	(73)	(549)	4,549
Common Stock:
Issued to extinguish long-term debt	—	72	—	—	72
Warrants issued for capital assets	—	32	—	—	32
Stock options exercised	—	2	—	—	2
Stock plan grants	—	312	—	—	312
Shareworks plan	—	17	—	—	17
Net Loss	—	—	—	(4,978)	(4,978)
Other Comprehensive Loss	—	—	(71)	—	(71)

Balances at December 31, 2001	4	5,602	(144)	(5,527)	(65)
Common Stock:
Issued to extinguish long-term debt	—	466	—	—	466
Stock options exercised	—	1	—	—	1
Stock plan grants	—	168	—	—	168
Shareworks plan	—	36	—	—	36
Net Loss	—	—	—	(858)	(858)
Other Comprehensive Income	—	—	12	—	12

Balances at December 31, 2002	$4	$6,273	$(132)	$(6,385)	$(240)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three years ended December 31, 2002

	2002	2001	2000
	(dollars in millions)
Net Loss	$(858)	$(4,978)	$(1,455)
Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation adjustments	24	(21)	(81)
Unrealized holding gains (losses) and other arising during period	(21)	(4)	5
Reclassification adjustment for (gains) losses included in net loss	9	(46)	8

Other Comprehensive Income (Loss), Before Tax	12	(71)	(68)
Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—

Other Comprehensive Income (Loss) Net of Taxes	12	(71)	(68)

Comprehensive Loss	$(846)	$(5,049)	$(1,523)

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

        Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem, voice and dark fiber revenue from contracts entered into after June 30, 1999, is recognized monthly as the services are provided based on contractual amounts expected to be collected. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement. Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements ("IRUs") that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, are recognized at the time of delivery and acceptance of the fiber by the customer.

        It is the Company's policy to recognize termination revenue when certain conditions have been met. These conditions include: 1) the customer has accepted all or partial delivery of the asset or service; 2) Level 3 has received consideration for the asset or service provided; and 3) Level 3 is not legally obligated to provide additional product or services to the customer or their successor under the original contract. Termination revenue is typically recognized in situations where a customer and Level 3 mutually agree to terminate all or a portion of the service provided, or the customer and/or its assets fail to emerge from bankruptcy, and therefore Level 3 is not obligated to provide additional service to the customer or its successor. If the conditions described above are met, the Company will recognize termination revenue equal to the fair value of consideration received, less any amounts previously recognized. Termination revenue is reported in the same manner as the original product or service provided, and amounted to $76 million in 2002.

        Level 3 entered into joint build arrangements during the construction of its North American and European networks in which it was the sponsoring partner. These arrangements are generally characterized as fixed fee or cost sharing arrangements. For fixed-fee joint build arrangements in which Level 3 is the sponsor, the Company assumes the cost risk of completing the work for a fixed price agreed upon at the inception of the arrangement between the parties. Level 3 recognizes revenue equal to the value of the contract when construction is complete and payment is received from the joint build partner. For cost sharing arrangements each of the joint build parties shares the cost risk of completing the work. These contracts typically include provisions in which the sponsoring partner receives a management fee for construction services provided. Level 3 recognizes this management fee as revenue in the period when the contract is completed and payment is received from the joint build partner. In 2002, most of the $14 million of revenue recognized from joint build arrangements resulted from management fees.

        Level 3 was party to seven non-monetary exchange transactions in 2001 whereby it sold IRUs, other capacity, or other services to a company from which Level 3 received communications assets or services. In each case, the transaction provided Level 3 needed network capacity or redundancy on unprotected transmission routes. The fair value of these non-monetary transactions was determined using similar transactions for which cash consideration was received. Level 3 recognized no revenue from non-monetary exchange transactions prior to 2001.

        In August 2002, the staff of the Securities and Exchange Commission (the "SEC") indicated that the SEC staff had concluded that all non-monetary exchange transactions for telecommunications capacity should be accounted for as an exchange of assets, irrespective of whether the transaction involved the lease of assets. The conclusion was based on the SEC staff's view that the right to use an asset (that is, a lease), is in fact an asset and not a service contract, irrespective of whether such asset is characterized as an asset on the balance sheet. This conclusion requires that non-monetary exchange transactions for telecommunications capacity involving the exchange of one or more operating leases be recognized based on the carrying value of the assets exchanged, rather than at fair value, resulting in no recognition of revenue for the transactions. Prior to the SEC's communication on this issue, Level 3's accounting for these transactions, which resulted in Level 3 recognizing revenue, had been consistent with industry guidance for these types of transactions. In addition, the revenue recognition approach for these transactions that the Company followed was an acceptable practice in not only the communications industry but other industries as well. The SEC indicated that it expects affected companies to retroactively apply this guidance to historical non-monetary exchange capacity transactions that occurred in prior years and, if appropriate, restate their financial statements.

        Level 3 was a party to three transactions that involved the use of operating leases for capacity. The revenue recognized in 2001 from these transactions was $21 million. For the first six months of 2002, $2 million was recognized from these transactions.

        Taking into account the SEC's guidance, Level 3 does not believe that it is appropriate to restate its previously issued financial statements for this issue involving non-monetary transactions, as the amount of revenue recognized was not significant to Level 3's reported revenue, and Level 3 has previously disclosed the nature and amount of these transactions in its previous filings with the SEC and in a press release issued on February 13, 2002. However, Level 3 ceased recognizing communications revenue from the three transactions involving operating leases, estimated to be approximately $1 million per quarter, in the third quarter of 2002.

        The Company is obligated under dark fiber IRUs and other capacity agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

        Level 3's customer contracts require the Company to provide certain service level commitments. If Level 3 does not meet the required service levels, it may be obligated to provide credits, usually in the form of free service for a short period of time. Services provided under these credits are not included in revenue and to date, have not been material.

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

  Liquidity and Capital Resources

        The communications industry is highly competitive. Additionally, the communications industry is currently operating in a difficult economic environment. Many of the Company's existing and potential competitors in the communications industry have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including larger customer bases. Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996, the opening of the U.S. market to foreign carriers, technological advances and further deregulation could give rise to significant new competitors to the Company. Furthermore, as discussed in Note 11, the Company has certain covenants under its debt and senior secured credit facility agreements that could affect the future liquidity of the Company if such covenants are not met. Management believes it will be able to take appropriate actions to ensure that the Company will continue as a going concern for the foreseeable future, beyond one year.

  Concentration of Credit Risk

        The Company provides telecommunications services to a wide range of customers, ranging from well capitalized national carriers to smaller, early stage companies. Beginning in 2001, Level 3 changed its customer focus to the top 300 global users of bandwidth capacity. These top 300 global users tend to be financially more viable than smaller, early stage companies. The Company has in place policies and procedures to review the financial condition of potential and existing customers and concludes that collectibility of revenue and other out-of-pocket expenses are probable prior to commencement of services. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, the Company will not recognize revenue attributable to that customer until cash is received. Based on these policies and procedures, the Company's customer base has decreased from approximately 3,000 during the first quarter of 2001 to approximately 1,350 during the fourth quarter of 2002 and it's exposure to credit risk within the communications business and the related effect on the financial statements has been reduced over the past year. The Company is not immune from the affects of the downturn in the economy and specifically the telecommunications industry; however, management believes the concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company's customer base among geographic areas and remedies provided by terms of contracts and statutes.

Information Services

        The Company's information services business is comprised of two operating units: (i)Structure, a provider of computer outsourcing and systems integration services, and Software Spectrum, Inc. ("Software Spectrum"), a distributor, marketer and reseller of business software. (i)Structure provides outsourcing services, typically through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts, (i)Structure recognizes revenue in the month the service is provided, generally equal to the contract value amortized on a straight-line basis. Additionally, (i)Structure provides systems integration services that help customers define, develop and implement cost-effective information systems. Revenue from the existing contracts is generally recognized on a straight-line basis and in the month the service is provided. Cost of revenue includes costs of consultants' salaries and other direct costs for (i)Structure's businesses.

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

        Microsoft Corporation, a significant supplier of software to the Company, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. The Company will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. The Company only recognizes the service fee as revenue and not the entire value of the software for sales under this program. The Company continues to sell Microsoft products under the old licensing programs. If Microsoft is able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a "net" basis, the Company may experience a significant decline in information services revenue and the corresponding cost of revenue.

        Software Spectrum recognizes revenue from software sales at the time of product shipment, or in accordance with terms of licensing contracts, when the price to the customer is fixed, and collectibility is reasonably assured. Revenue from maintenance contracts is recognized when invoiced, the license period has commenced, when the price to the customer is fixed, and collectibility is reasonably assured, as Software Spectrum has no future obligations associated with future performance under these maintenance contracts. Advance billings are recorded as deferred revenue until services are provided. Cost of revenues includes direct costs of the licensing activity and costs to purchase and distribute software. The costs directly attributable to advance billings are deferred and included in Other Current Assets on the Consolidated Balance Sheet. Rebate income received from software publishers is recognized in the period in which the rebate is earned and reflected as a reduction of cost of revenue.

        The information services industry is highly competitive. Many of the Company's competitors in the industry have financial, marketing and other resources significantly greater than those of the Company. In addition, the Company's software reselling business could be adversely affected if major software publishers successfully implement or expand programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the distribution or resale channel.

Coal Mining

        Historically, coal sold by Level 3 or its subsidiaries has been sold primarily under long-term contracts with electric utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of Level 3's coal revenue was earned from long-term contracts during 2002, 2001, and 2000. The remainder of Level 3's sales are made on the spot market where prices are substantially lower than those in the long-term contracts. Beginning in 2001, a higher proportion of Level 3's sales occurred on the spot market as long-term contracts began to expire. Costs of revenue related to coal sales include costs of mining and processing, estimated reclamation costs, royalties and production taxes.

        The coal industry is highly competitive. Level 3 competes with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than Level 3, and with alternative methods of generating electricity and alternative energy sources. Many of Level 3's competitors are served by two railroads and, due to the competition, often benefit from lower transportation costs than Level 3 which is served by a single railroad. Additionally, many competitors have more favorable geological conditions than Level 3, often resulting in lower comparative costs of production.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include salaries, wages and related benefits (including charges primarily for stock based compensation), property taxes, travel, insurance, rent, contract maintenance, advertising and other administrative expenses.

Advertising Costs

        Level 3 expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Stock-Based Employee Compensation

        The Company has accounted for stock-based employee compensation using the fair value based method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation" since 1998. The Company recognizes expense using the accelerated vesting methodology of FIN 28. (See Note 12)

Depreciation and Amortization

        Property, plant and equipment are recorded at cost. Depreciation and amortization for the Company's property, plant and equipment are computed on accelerated and straight-line methods based on the following useful lives:

Facility and Leasehold Improvements	10 - 40 years
Network Infrastructure (including fiber)	7 - 25 years
Operating Equipment	3 - 7 years
Network Construction Equipment	5 - 7 years
Furniture, Fixtures and Office Equipment	2 - 7 years

        Depletion of mineral properties is provided using the units-of-extraction method based on the remaining tons of coal committed under sales contracts.

Investee Stock Activity

        The Company recognizes gains and losses from the sale, issuance and repurchase of stock by its equity method investees in the statements of operations, unless the Company has unrecorded equity losses attributable to the investee due to the lack of future financial commitments to the investee.

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

Restricted Cash

        The Company classifies any cash or other securities that collateralize the amended Senior Secured Credit Facility, outstanding letters of credit or certain operating obligations of the Company as restricted cash. The Company also classifies cash or other securities restricted to fund certain reclamation liabilities or purchase noncurrent assets as restricted cash. The classification of restricted cash on the consolidated balance sheet as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

Goodwill and Intangible Assets

        The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. As of January 1, 2002, (upon adoption of SFAS No. 142,) the remaining goodwill is no longer amortized, but is evaluated for impairment at least annually (beginning with the first anniversary of the acquisition date) based on the fair value of the reporting unit to which the goodwill relates.

        Intangible assets primarily include customer contracts and customer relationships acquired in business combinations. These assets are amortized on a straight-line basis over the expected period of benefit which ranges from 30 months to 10 years.

Long-Lived Assets

        The Company reviews the carrying amount of long-lived assets or groups of assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment includes a comparison of estimated undiscounted future operating cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset.

Reserves for Coal Reclamation

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

Income Taxes

        Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable. Federal legislation enacted in 2002 permitted the Company to apply unutilized net operating losses against 1996 taxable income. As a result, the Company recognized a federal income tax benefit and received a refund of $120 million in 2002.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net earnings (loss) and other non-owner related changes in equity not included in net earnings (loss), such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries, and other adjustments.

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates include accounts receivable reserves, impairment charges, useful lives of fixed assets and reclamation reserves. Actual results could differ from those estimates.

Derivatives

        In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, the type of hedge, and the extent of hedge ineffectiveness. The Company currently does not use derivative instruments as defined by

SFAS No. 133, so the adoption of SFAS No. 133 in 2001 did not have a material effect on the Company's results of operations or its financial position.

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

        In June 2001, the FASB also approved SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will be effective for the Company beginning on January 1, 2003. The Company expects that its coal mining business will be affected by this standard as the Company accrues, as a component of cost of revenue, an estimate of future reclamation liability. The reclamation liability will be adjusted and a corresponding asset established to comply with this new standard. The net effect of the adoption of SFAS No. 143 to the Company was a decrease in noncurrent liabilities of approximately $6 million (which will be amortized to expense in future years) and will be reflected as a cumulative-effect adjustment in the Consolidated Statement of Operations. The communications business has entered in to certain colocation leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition. The Company has also entered in to right-of-way agreements for its intercity and metropolitan networks which may require the removal of the conduit upon termination of the agreement. The Company recorded obligations and corresponding assets of approximately $31 million upon adoption of SFAS No. 143 related to these lease and right of way agreements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 is effective for fiscal years beginning and certain transactions entered into after May 15, 2002. SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Previously, FASB Statement No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations. APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 shall be reclassified. The Company believes that due to the recurring nature of its debt repurchases and exchanges, the adoption of SFAS No. 145 in 2003 will result in the reclassification of the related extraordinary gains and losses in the statement of operations to other non-operating income.

        SFAS No. 145 also addresses other issues including amending certain provisions of SFAS No. 13, "Accounting for Leases". SFAS No. 145 requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under sale-leaseback provisions. This amendment and the other issues addressed in SFAS No. 145 are not expected to have a material effect on the financial position or results of operations of the Company.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities (excluding an entity newly acquired in a business combination), often referred to as"restructuring costs", and nullifies prior accounting guidance with respect to such costs. SFAS No. 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Under previous guidance, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Instead, exit and disposal costs will be recorded when they are incurred and can be measured at fair value, and related liabilities will be subsequently adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 shall be effective for exit or disposal activities initiated after December 31, 2002, with no retroactive restatement allowed. Early application is permitted. Level 3's management continues to review portions of its communications business and other businesses to determine how those businesses will assist with the Company's focus on delivery of communications and information services and reaching free cash flow breakeven. If the Company elects to exit these businesses, the costs required to exit or dispose of these businesses will not be recorded until they are actually incurred. Level 3 is unable to determine at this time whether these costs will be incurred or whether they will be material to its results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 in 2002.

        In September 2002, the Emerging Issues Task Force ("EITF") addressed the accounting for convertible debt for equity exchanges in Issue 02-15: "Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84" ("EITF 02-15"). The EITF concluded in EITF 02-15 that these types of transactions should be accounted for as induced conversions in accordance with FASB No. 84, "Induced Conversions of Convertible Debt" ("SFAS No. 84"). SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. The accounting is to be applied prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus. The Company applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed after June 30, 2002.

        In November 2002, the EITF addressed the accounting for revenue arrangements with multiple deliverables in Issue 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 shall be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the potential effect of EITF 00-21 will be significant to its results of operations and financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not entered in to arrangements or guarantees that meet the criteria of this interpretation and does not expect the adoption of this interpretation will have a material effect on its results of operations and financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: The direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur and, lastly, the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect FIN 46 to have a material effect on its results of operations or financial position.

Reclassifications

        Certain prior year amounts may have been reclassified to conform to the current year presentation.

(2)  Acquisitions

        On January 24, 2002, Level 3 completed the acquisition of the wholesale dial-up access business of McLeodUSA Incorporated for approximately $51 million in cash consideration and the assumption of certain operating liabilities related to that business. The acquisition included customer contracts, approximately 350 POPs (Points of Presence) and related facilities across the U.S., equipment, underlying circuits and certain employees. The acquisition enabled Level 3 to provide managed modem services in all 50 states with a coverage area that includes approximately 80 percent of the United States population, up from 37 states, and approximately 57 percent of the United States population. The allocation of the purchase price resulted in the cash consideration plus assumed liabilities exceeding the fair value of the identifiable tangible and intangible assets acquired by approximately $34 million, which was recorded as goodwill. Subsequent to the acquisition, the Company reevaluated excess equipment acquired in this acquisition and as a result decreased property, plant and equipment by $7 million to reflect the current carrying value of the assets. As a result, goodwill was increased to $41 million. In accordance with SFAS No. 142, the goodwill will be assessed annually for impairment and will not be amortized. The results of operations attributable to the McLeod assets and liabilities are included in the consolidated statements from the date of acquisition.

        On March 13, 2002, the Company acquired privately held CorpSoft, Inc., a global provider, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction was valued at approximately $95 million, adjusted for CorpSoft's $34 million cash position on the acquisition date. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $131 million based on an independent formal valuation of the value of the assets, and the Company's estimate of liabilities acquired. Subsequent to the initial valuation, the Company has made immaterial changes to the purchase price allocation.

        On June 18, 2002, the Company completed the acquisition of Software Spectrum, Inc., a global provider, marketer and reseller of business software. Software Spectrum shareholders received $37 in cash from Level 3 for each share of Software Spectrum common stock. The total cash consideration, including outstanding options and expected transaction costs, was approximately $135 million. The transaction was valued at approximately $95 million, adjusted for Software Spectrum's $40 million cash position on the acquisition date. The $135 million purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $79 million based on an independent formal valuation of the value of the assets, and the Company's estimate of liabilities acquired. Subsequent to the initial valuation, the Company has made immaterial changes to the purchase price allocation.

        The results of CorpSoft and Software Spectrum's operations are included in the consolidated statements from the dates of acquisition. Level 3 expects these acquisitions will enable its information services business to leverage CorpSoft and Software Spectrum's customer base, worldwide presence and relationships to expand its portfolio of services. The Company believes that companies will, over time seek to gain information technology operating efficiency by acquiring software functionality and data storage capability as commercial services purchased and then delivered over broadband networks such as the Level 3 network. As a result, Level 3 expects to utilize its network infrastructure to facilitate the deployment of software to CorpSoft and Software Spectrum's customers.

        Effective on December 31, 2002, CorpSoft was merged with and into Software Spectrum, with Software Spectrum being the surviving company.

        The following is unaudited pro-forma financial information of the Company assuming the acquisitions of McLeod, CorpSoft and Software Spectrum had occurred at the beginning of 2001:

	Pro-Forma Years ended December 31,
	2002	2001
	(dollars in millions, except per share data)
Revenue	$3,770	$4,015
Loss from Continuing Operations	(1,119)	(5,579)
Net Loss	(864)	(5,109)
Net Loss per Share	(2.12)	(13.67)

        Included in the actual results and unaudited pro-forma financial information for the year ended December 31, 2002, are $181 million impairment and restructuring charges, a gain of approximately $191 million from the sale of Commonwealth Telephone Enterprises, Inc. common stock ("Commonwealth Telephone"), $88 million of induced conversion expenses attributable to the repurchase of a portion of the Company's convertible debt securities, extraordinary gains of $255 million as a result of the early extinguishments of certain long-term debt, and $120 million of Federal tax benefits due to legislation enacted in 2002.

        Included in the actual result and unaudited pro-forma financial information for the year ended December 31, 2001, are a $3.2 billion impairment charge to reflect the reduction in the carrying value amount of certain of its communications assets, an impairment charge of $516 million related to the discontinued Asian operations sold in January 2002, and extraordinary gains of $1.1 billion as a result of the early extinguishments of certain long-term debt.

        The following are the assets and liabilities acquired in the McLeod, CorpSoft and Software Spectrum transactions as of their respective acquisition dates:

	McLeod	CorpSoft	Software Spectrum
	(dollars in millions)
Assets:
Cash and cash equivalents	$—	$34	$40
Accounts receivable	—	134	130
Other current assets	—	18	3
Property, plant and equipment, net	12	6	13
Identifiable intangibles	49	26	49
Goodwill	41	131	79
Other assets	—	6	1

Total Assets	102	355	315
Liabilities:
Accounts payable	—	183	138
Accrued payroll	—	19	19
Other current liabilities	43	7	23
Current portion of long-term debt	8	—	—
Other liabilities	—	17	—

Total Liabilities	51	226	180

Purchase Price	$51	$129	$135

(3)  Discontinued Asian Operations

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

        The transaction closed on January 18, 2002. As of December 31, 2001, the net carrying value of Level 3's Asian assets was approximately $465 million. In accordance with SFAS No. 144, in the fourth quarter of 2001, Level 3 recorded an impairment loss on these assets held for sale within discontinued operations, equal to the difference between the carrying value of the assets and their fair value. Based upon the terms of the agreement, the Company was required to pay approximately $49 million for certain capital obligations for the two submarine systems to be sold to Reach, and estimated transaction costs. The $49 million was included in Current Liabilities of Discontinued Asian Operations in the Consolidated Balance Sheet as of December 31, 2001.

        The 2002 operating results through the transaction date were not significant. The following is the summarized results of operations for the two years ended December 31, 2001 for the discontinued Asian operations:

	Years Ended December 31,
	2001	2000
	(dollars in millions)
Revenue	$13	$1
Costs and Expenses:
Cost of revenue	(17)	(2)
Depreciation and amortization	(27)	(5)
Selling, general and administrative	(58)	(42)

Total costs and expenses	(102)	(49)

Loss from Operations	$(89)	$(48)
Loss on Impairment of Asian Assets	(516)	—

Loss from Discontinued Operations	$(605)	$(48)

        SFAS No. 144 requires that long-lived assets that have met relevant criteria should be classified as "held for sale" and shall be identified separately in the asset and liability sections of the balance sheet. The assets and liabilities of the Asian operations met these criteria as of December 31, 2001 and were classified as current due to their sale to Reach in January of 2002.

        The following is summarized financial information for the discontinued Asian operations as of December 31, 2001 (dollars in millions):

Financial Position
Current Assets:
Cash and cash equivalents	$34
Restricted securities	17
Receivables	21
Other	2

Total Current Assets	$74

Current Liabilities:
Accounts payable and accrued liabilities	$58
Current portion of long-term debt	8
Deferred revenue	6
Other	2

Total Current Liabilities	74

Net Assets	$—

(4)  Restructuring and Impairment Charges

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

Restructuring charges of $108 million were recorded in 2001 of which $66 million related to staff reduction and related costs and $42 million to real estate lease termination costs. The Company was able to record benefits of $13 million for the year ending December 31, 2002, due to the successful termination of leases for less than had originally been estimated and included the reduction of expense in Restructuring and Impairment Charges in the 2002 Consolidated Statements of Operations.

        In the second and third quarters of 2002, Level 3 in two separate actions recorded restructuring charges of $3 million and $5 million for costs associated with workforce reductions. The $3 million restructuring charge in the second quarter was attributable to the costs associated with a workforce reduction of approximately 200 employees in the communications business in North America and Europe. In the third quarter of 2002, the Company recorded a restructuring charge of $5 million primarily for severance and employee related costs associated with the integration of CorpSoft and Software Spectrum. Approximately 100 employees, primarily in Boston, were affected by the workforce reduction. As of December 31, 2002, the Company had paid $5 million in costs associated with these workforce reductions. A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount (in millions)	Amount (in millions)
2001 Charges	2,700	$66	$42
2001 Payments	(2,346)	(49)	(1)

Balance December 31, 2001	354	17	41
2002 Charges	300	8	—
2002 Reductions of 2001 Charges	—	—	(13)
2002 Payments	(599)	(22)	(18)

Balance December 31, 2002	55	$3	$10

        Lease termination obligations of $10 million are expected to be paid over the terms of the impaired leases, which extend to 2015, if the Company is unable to negotiate a buyout of the leases.

Impairments

        The Company recorded impairment charges of $44 million and $57 million in the second and fourth quarters of 2002 related to a colocation facility in Boston, as well as abandoned lateral fiber builds, certain corporate facilities in Colorado and excess communications inventory, which are classified as held for sale in other non-current assets. As a result of the completion of additional colocation space in Boston by other providers, the continued overabundance of communications equipment in the secondary markets, and the soft demand for office space in the metropolitan Denver area, the Company believes that these assets are obsolete and that the estimated future undiscounted cash flows attributable to these assets will be insufficient to recover their current carrying value. The new carrying values of these assets are based on offers received from third parties for the real estate properties or actual sales of similar communications assets.

        In December 2002, Level 3 sold one of its New York colocation facilities and the colocation facility near Boston. The Company leased back 3 of 10 floors of the New York colocation facility. The Company recognized a loss on these transactions of approximately $81 million, which is included in Restructuring and Impairment Charges on the Consolidated Statements of Operations.

        In the fourth quarter of 2001, in light of the continued economic uncertainty, continued customer disconnections at higher rates than expected, increased difficulty in obtaining new revenue, and the overall slow down in the communications industry, the Company again reviewed the carrying value of its long-lived assets for possible impairment in accordance with SFAS No. 144. The Company determined based upon its projections, giving effect to the continuing economic slowdown and continued over-capacity in certain areas of the telecommunications industry, the estimated future undiscounted cash flows attributable to certain assets or assets groups would not exceed the current carrying value of the assets. The Company, therefore, recorded an impairment charge of $3.2 billion, in the fourth quarter of 2001, to reflect the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying value as further described below.

        The 2001 impairments primarily related to colocation assets, excess conduits in North America and European intercity and metropolitan networks, and certain transoceanic assets. Geographically, approximately 74% of the charges were attributable to North America, 17% were attributable to Europe and 9% attributable to transatlantic assets.

        The financial problems of many of the "dot-coms", emerging carriers and competitors, a weakening economy, and changing customer focus, led to an over-capacity of colocation space in several U.S. and European markets. Level 3 attempted to sell or sublease its excess colocation space; however, market rates at the time, for much of the space were below its carrying values. As a result, the 2001 impairment charge included approximately $1.6 billion, in 2001, related to its colocation assets, which included owned facilities, leasehold improvements and related equipment.

        Level 3 constructed its networks in North America and Europe in such a way that they could be continuously upgraded to the most current technology without affecting its existing customers. The upgrade ability of the network is based on multiple conduits available to the Company to install new generations of fiber. Level 3 also installed additional conduits with the intention of selling them to other carriers. As of December 31, 2001, the Company has sold one conduit in its North American network and, due to the economic environment and decreasing capital expenditure budgets of potential buyers, did not expect additional sales in the foreseeable future. For this reason, the Company's 2001 impairment charge included approximately $1.2 billion for the conduits that were previously determined to be available for sale to third parties based on estimated cash flows from the disposition of the conduits.

        The completion of several transoceanic cable systems in the second half of 2001 and the expected completion of additional systems in 2002, resulted in an over abundance of transoceanic capacity. This excess capacity, combined with limited demand, adversely affected the transoceanic capacity markets. At current pricing levels at December 31, 2001, the Company did not believe it would recover its investment in transoceanic capacity from the future cash flows of these assets. As a result, the Company's 2001 impairment charge included approximately $320 million for its transatlantic submarine assets.

        The Company's 2001 impairment charge also included approximately $126 million for spare equipment write-downs and abandoned lateral builds in 2001.

        Level 3 continues to conduct a comprehensive review of its communications assets, specifically assets deployed along its intercity network and in its gateway facilities. It is possible that additional communications equipment may be identified as obsolete or excess and additional impairment charges recorded to reflect the realizable value of these assets in future periods.

(5)  Loss Per Share

        The Company had a loss from continuing operations for the three years ended December 31, 2002. Therefore, the dilutive effect of the approximately 156 million, 15 million and 19 million shares issuable pursuant to the three series of convertible subordinated notes at December 31, 2002, 2001, and 2000 respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the dilutive effect of the approximately 54 million, 53 million and 21 million options and warrants outstanding at December 31,

2002, 2001 and 2000 respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

        The following details the earnings (loss) per share calculations for the Level 3 Common Stock.

	Year Ended
	2002	2001	2000
Loss from Continuing Operations (in millions)	$(1,113)	$(5,448)	$(1,407)
Discontinued Operations	—	(605)	(48)
Extraordinary Gain on Debt Extinguishment, net	255	1,075	—

Net Loss	$(858)	$(4,978)	$(1,455)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Earnings Per Share (in thousands)	407,317	373,792	362,539
Earnings (Loss) per Share (Basic and Diluted):
Continuing operations	$(2.74)	$(14.58)	$(3.88)

Discontinued operations	$—	$(1.62)	$(0.13)

Extraordinary gain on debt extinguishment, net	$0.63	$2.88	$—

Net loss	$(2.11)	$(13.32)	$(4.01)

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

Marketable and Restricted Securities

        Level 3 has classified all marketable securities as available-for-sale. Restricted Securities—Current primarily includes cash investments that serve to collateralize outstanding letters of credit and certain operating obligations of the Company. The cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses are included in accumulated other comprehensive loss within stockholders' deficit.

        At December 31, 2002, the company did not hold any marketable securities. At December 31, 2001, the cost, unrealized holding gains and losses, and estimated fair values of marketable and restricted securities were as follows:

	Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(dollars in millions)
2001
Marketable Securities:
U.S. Treasury securities	$206	$—	$—	$206

Restricted Securities:
Cash and cash equivalents	$128	$—	$—	$128
Wilmington Trust:
Intermediate term bond fund	15	—	—	15
Equity fund	11	1	—	12

	$154	$1	$—	$155

        For debt securities, costs do not vary significantly from principal amounts. The Company recognized $14 million of losses in 2002 and $17 million of gains in 2001 from the sale of marketable securities; all of which were attributable to foreign currency gains and losses on securities denominated in Euros. The Company did not recognize any realized gains and losses on sales of marketable and equity securities in 2000.

        Maturities for the restricted securities have not been presented, as the types of securities are either cash or money market mutual funds which do not have a single date.

Long-Term Debt

        The fair value of long-term debt was estimated using the December 31, 2002 and 2001 average of the bid and ask price, as provided by a major financial institution, for the publicly traded debt instruments. The fair value of the 9% Junior Convertible Subordinated Notes was determined based on convertible bond valuation techniques which incorporate the use of the Black-Scholes model. The GMAC Commercial Mortgage is not traded in an organized public manner. The fair value of this instrument is assumed to approximate its carrying value at December 31, 2002 as it is secured by underlying assets and is at variable interest rates thus minimizing credit and interest rate risks.

        The carrying amount and estimated fair values of Level 3's financial instruments are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in millions)
Cash and Cash Equivalents	$1,142	$1,142	$1,297	$1,297
Marketable Securities	—	—	206	206
Restricted Securities—Current	99	99	154	155
Restricted Securities—Noncurrent	467	467	—	—
Investments (Note 10)	21	62	127	569
Long-term Debt, including current portion (Note 11)	6,106	4,243	6,216	3,024

(7)  Receivables

        Receivables at December 31, 2002 and 2001 were as follows:

	Communications	Information Services	Coal	Other	Total
	(dollars in millions)
2002
Accounts Receivable—Trade:
Services and Software Sales	$58	$489	$10	$1	$558
Joint Build Costs	1	—	—	—	1
Other Receivables	9	—	—	—	9
Allowance for Doubtful Accounts	(24)	(5)	—	—	(29)

Total	$44	$484	$10	$1	$539

2001
Accounts Receivable—Trade:
Services	$171	$21	$11	$1	$204
Upfront Dark Fiber	23	—	—	—	23
Joint Build Costs	33	—	—	—	33
Other Receivables	25	—	—	—	25
Allowance for Doubtful Accounts	(43)	(3)	—	—	(46)

Total	$209	$18	$11	$1	$239

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

        The Company recognized bad debt expense in selling, general and administrative expenses of $6 million, $42 million and $31 million in 2002, 2001 and 2000, respectively. The Company decreased accounts receivable and allowance for doubtful accounts by approximately $23 million, $29 million and $7 million in 2002, 2001 and 2000, respectively, for previously reserved for amounts the Company deemed as uncollectible.

(8)  Property, Plant and Equipment

        The Company has substantially completed the construction of its communications network. Costs associated directly with the uncompleted network, including employee related costs, have been capitalized, and interest expense incurred during construction was capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction (Note 11). The Company generally capitalizes operating expenses associated with network construction, provisioning of services and software development. Capitalized labor and related expenses associated with employees and contract labor working on capital projects were approximately $66 million, $150 million, and $162 million, for the years ended December 31, 2002, 2001 and 2000, respectively. Included in capitalized labor and related expenses was $7 million, $49 million and $12 million of capitalized non-cash compensation expense related to options and warrants for the years ended December 31, 2002, 2001 and 2000, respectively. Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

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

        In 2002, Level 3 either sold or entered into sale leaseback transactions for colocation facilities in London, Boston and New York City. The carrying value of these assets at the time of these transactions was approximately $167 million and the Company received approximately $91 million in gross proceeds. The Company repaid mortgage debt, including accrued interest, totaling $60 million associated with the sale of the New York City facility.

        During 2002, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $215 million of capital accruals for the year ended December 31, 2002 that had previously been reported as property, plant and equipment. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts which can result in changes to estimated costs of the construction projects.

        In 2001, the Company recorded a charge on the statement of operations for impairment of certain assets. The impairments primarily related to colocation assets ($1.6 billion), conduits in North America and European intercity and metropolitan networks ($1.2 billion), and certain transoceanic assets ($320 million).

        Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
2002
Land and Mineral Properties	$178	$(13)	$165
Facility and Leasehold Improvements
Communications	1,260	(125)	1,135
Information Services	28	(5)	23
Coal Mining	65	(63)	2
CPTC	92	(17)	75
Network Infrastructure	4,106	(444)	3,662
Operating Equipment
Communications	1,386	(619)	767
Information Services	81	(55)	26
Coal Mining	78	(70)	8
CPTC	19	(13)	6
Network Construction Equipment	34	(12)	22
Furniture, Fixtures and Office Equipment	133	(87)	46
Construction-in-Progress	73	—	73

	$7,533	$(1,523)	$6,010

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
2001
Land and Mineral Properties	$203	$(16)	$187
Facility and Leasehold Improvements
Communications	1,423	(22)	1,401
Information Services	26	(5)	21
Coal Mining	65	(62)	3
CPTC	92	(14)	78
Network Infrastructure	4,111	(107)	4,004
Operating Equipment
Communications	1,159	(390)	769
Information Services	69	(41)	28
Coal Mining	82	(72)	10
CPTC	18	(11)	7
Network Construction Equipment	67	(17)	50
Furniture, Fixtures and Office Equipment	173	(81)	92
Construction-in-Progress	240	—	240

	$7,728	$(838)	$6,890

        Depreciation expense was $777 million in 2002, $1,082 million in 2001 and $529 million in 2000.

(9)  Goodwill and Intangibles, Net

        As of December 31, 2002, $72 million, $155 million and $125 million of goodwill and intangibles, net of amortization of intangibles, are attributable to the McLeod, CorpSoft and Software Spectrum acquisitions, respectively.

        Level 3 completed the acquisition of McLeod's wholesale dial-up business on January 24, 2002. The Company has attributed approximately $49 million of the purchase price to customer contracts with an amortization period equal to the term of the primary contract or approximately 30 months. The purchase price in excess of the fair value allocated to identifiable tangible and intangible assets resulted in goodwill of $41 million.

        The acquisition of CorpSoft was completed on March 13, 2002. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net assets by approximately $131 million based on a third party formal valuation of the assets, and the Company's estimate of the liabilities acquired. The Company has attributed approximately $26 million of the purchase price to a customer relationship intangible asset with an amortization period equal to ten years.

        On June 18, 2002, the Company completed the acquisition of Software Spectrum, Inc. The $135 million purchase price, including transaction costs, exceeded the fair value of the net assets by approximately $79 million based on a third party formal valuation of the assets, and the Company's estimate of the liabilities acquired. The Company has attributed approximately $49 million of the purchase price to a customer relationship intangible asset with an amortization period equal to ten years.

        Goodwill attributable to these acquisitions will be assessed at least annually for impairment in accordance with SFAS No. 142, beginning with the first anniversary of the acquisition and December 31 of each year thereafter.

        Goodwill and intangible asset amortization expense, including amortization expense attributable to equity method investees, was $25 million, $41 million and $52 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        The following is a reconciliation of financial information of the Company assuming that SFAS No. 142 had been in effect in 2001 and 2000 and goodwill amortization expense had not been recorded:

	As Reported	Goodwill Amortization	Adjusted Net Income
	(dollars in millions)
Year Ended December 31, 2001
Net Loss Before Extraordinary Items	$(6,053)	$41	$(6,012)
Net Loss.	(4,978)	41	(4,937)
Per Share:
Net Loss Before Extraordinary Items	(16.20)		(16.09)
Net Loss.	(13.32)		(13.21)
Year Ended December 31, 2000
Net Loss Before Extraordinary Items.	$(1,455)	$52	$(1,403)
Net Loss.	(1,455)	52	(1,403)
Per Share:
Net Loss Before Extraordinary Items	(4.01)		(3.87)
Net Loss	(4.01)		(3.87)

        The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2003—$27 million; 2004—$19 million; 2005—$8 million; 2006—$8 million and 2007—$8 million.

(10) Other Assets, Net

        At December 31, 2002 and 2001 other assets consisted of the following:

	2002	2001
	(dollars in millions)
Investments	$21	$127
Debt Issuance Costs, net	93	113
Prepaid Network Assets	11	21
CPTC Deferred Development and Financing Costs	19	20
Assets Held for Sale	10	62
Employee and Officer Notes Receivable	3	10
Other	15	11

	$172	$364

        The Company holds equity positions in two publicly traded companies: RCN Corporation ("RCN") and Commonwealth Telephone Enterprises, Inc. RCN is a facilities-based provider of bundled local and long distance phone, cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago. Commonwealth Telephone owns Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc. a competitive local exchange carrier.

        On February 22, 2002, Level 3 Holdings, Inc., a wholly owned subsidiary of the Company, agreed to acquire from Mr. David C. McCourt, a director of the Company, his 10% interest in Level 3 Telecom Holdings, Inc., the Company's subsidiary that indirectly holds the Company's ownership interests in RCN and Commonwealth Telephone. The total cash consideration paid to Mr. McCourt in this transaction was $15 million and was accounted for as goodwill attributable to the RCN and Commonwealth Telephone investments.

        On December 31, 2002, Level 3 owned approximately 24% and 4% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for it's investment in each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $14 million and $37 million, respectively, on December 31, 2002.

        On April 2, 2002, Eldorado Equity Holdings, Inc., an indirect, wholly owned subsidiary of Level 3, completed the sale of 4,898,000 shares of common stock of Commonwealth Telephone in an underwritten public offering. The 4,898,000 shares represented approximately 46% of Level 3's economic ownership of Commonwealth Telephone. Eldorado Equity Holdings received net proceeds of approximately $166 million and recognized a gain on the sale of approximately $102 million in the second quarter of 2002, which is included in Other, net on the Consolidated Statement of Operations.

        On December 12, 2002, Eldorado Equity Holdings sold 4,741,326 shares of common stock of Commonwealth Telephone. Gross proceeds for this sale were approximately $166 million, and net proceeds were approximately $159 million. The 4,741,326 shares represented approximately 82% of Level 3's economic ownership of Commonwealth Telephone at the time. A gain of $89 million was recognized on the sale, which is included in Other, net on the Consolidated Statements of Operations.

        As a result of these transactions, the Company owns approximately 4% of the total Commonwealth Telephone shares outstanding as of December 31, 2002 through its ownership of

1,017,061 shares of Class B common stock as of December 31, 2002. Class B common shareholders are entitled to 15 votes for every share held. Therefore, the Company held a 29% voting interest in Commonwealth Telephone at December 31, 2002. Due primarily to the Company's significant voting interest in Commonwealth Telephone, the Company will continue to account for the investment using the equity method.

        The Company's investment in Commonwealth Telephone, including goodwill, was $15 million and $121 million at December 31, 2002 and 2001, respectively.

        During 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. If RCN becomes profitable, Level 3 will not record its equity in RCN's profits until unrecorded equity in losses has been offset. The Company's investment in RCN, including goodwill, was zero at December 31, 2002 and 2001. The Company did not recognize approximately $394 million, $249 million and $20 million of suspended equity losses attributable to RCN for the years ended December 31, 2002, 2001 and 2000, respectively, bringing the total amount of suspended equity losses to approximately $663 million at December 31, 2002. The Company recorded equity losses attributable to RCN of $260 million for the year ended December 31, 2000.

        The Company recognizes gains from the sale, issuance and repurchase of stock by its equity method investees in its statements of operations. During 2000, RCN issued stock for the acquisition of 21st Century Telecom Group, Inc., completed in April, 2000, and for certain transactions which diluted the Company's ownership of RCN from 35% at December 31, 1999 to 31% at December 31, 2000. The increase in the Company's proportionate share of RCN's net assets as a result of these transactions resulted in a pre-tax gain of $95 million for the Company for the year ended December 31, 2000. The Company did not recognize any gains for the years ended December 31, 2002 or 2001 and does not expect to recognize future gains on RCN stock activity until the suspended equity losses are recognized by the Company.

        The following is summarized financial information of RCN for the years ended December 31, 2002, 2001 and 2000, and as of December 31, 2002 and 2001 (dollars in millions).

	Year Ended December 31,
	2002	2001	2000
Operations:
RCN Corporation:
Revenue	$457	$406	$333
Net loss available to common shareholders	(1,570)	(836)	(891)
Level 3's Share:
Net loss	$—	$—	$(260)
Goodwill amortization	—	—	(1)

	$—	$—	$(261)

	December 31,
	2002	2001
Financial Position:
Current Assets	$403	$956
Other Assets	1,587	2,647

Total assets	1,990	3,603
Current Liabilities	318	358
Other Liabilities	1,711	1,884
Minority Interest	1	51
Preferred Stock	2,304	2,142

Total liabilities and preferred stock	4,334	4,435

Common shareholders' deficit	$(2,344)	$(832)

        The Company previously made investments in certain public and private companies in connection with those entities agreeing to purchase various services from the Company. The Company originally recorded these transactions as investments and deferred revenue on the balance sheet. The value of the investment and deferred revenue is equal to the estimated fair value of these securities at the time of the transaction or the value of the services to be provided, whichever was more readily determinable. Level 3 closely monitors the success of these investees in executing their business plans. For those companies that are publicly traded, Level 3 also monitors current and historical market values of the investee as it compares to the carrying value of the investment. The Company recorded a charge of $37 million during 2001, for an other-than temporary decline in the value of such investments, which is included in Other, net on the Consolidated Statements of Operations. Future appreciation will be recognized only upon sale or other disposition of these securities. The carrying amount of the investments was zero at December 31, 2002 and 2001. The Company recognized revenue of approximately $3 million, $13 million and less than $1 million for actual services provided to other entities involved in the program for the twelve months ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company had deferred revenue obligations of $4 million with respect to these transactions.

        In August 2001, The Company and divine, inc., a company included in those described above, entered into an agreement whereby divine would repurchase shares of common stock issued to Level 3 and absolve Level 3 of any further obligations with respect to the deferred revenue recorded at the time of the original transaction. As a result, Level 3 recorded a $27 million gain in Other, net on the Consolidated Statements of Operations in 2001.

        Assets held for sale primarily includes certain telecommunications equipment identified as excess and which management expects to sell due to the Company's decision in June 2001 to reprioritize its capital expenditures. The Company recorded impairment charges of $101 million in 2002 to reflect the current market value of these assets as well as certain corporate facilities that were previously classified as held for sale and impaired.

        Loans outstanding from certain employees and officers of the Company totaled $3 million at December 31, 2002. The loans were taken out in 2001 and are secured by Level 3 common stock or other personal assets of the borrower and bear interest at 4.75%.

(11) Long-Term Debt

        At December 31 2002 and 2001, long-term debt was as follows:

	2002	2001
	(dollars in millions)
Senior Secured Credit Facility:
Term Loan Facility
Tranche A (4.65% due 2007)	$450	$450
Tranche B (5.65% due 2008)	275	275
Tranche C (6.26% due 2008)	400	400
Senior Notes (9.125% due 2008)	1,388	1,430
Senior Notes (11% due 2008)	433	442
Senior Discount Notes (10.5% due 2008)	566	583
Senior Euro Notes (10.75% due 2008)	335	307
Senior Discount Notes (12.875% due 2010)	371	386
Senior Euro Notes (11.25% due 2010)	109	93
Senior Notes (11.25% due 2010)	124	129
Convertible Subordinated Notes (6.0% due 2009)	364	612
Convertible Subordinated Notes (6.0% due 2010)	525	728
Junior Convertible Subordinated Notes (9% due 2012)	500	—
Commercial Mortgages:
GMAC (3.84% due 2003-2005)	120	120
iStar	—	112
CPTC Long-term Debt (with recourse only to CPTC):
(7.63% due 2004-2028)	139	140
Other	7	9

	6,106	6,216
Less current portion	(4)	(7)

	$6,102	$6,209

        In July 2001, Level 3 amended its Senior Secured Credit Facility to permit the Company to acquire certain of its outstanding indebtedness in exchange for shares of common stock. Various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes have traded at discounts to their respective face or accreted amounts.

        In August 2002, the SEC staff notified certain public companies and accounting firms that it was reviewing the accounting treatment for certain transactions involving the conversion of convertible debt pursuant to inducements made to prompt conversion of the debt to equity securities of the issuer. The SEC staff acknowledged that there was diversity in accounting practice and asked the Emerging Issues

Task Force of the Financial Accounting Standards Board to address the issue as part of its September 2002 agenda.

        In September 2002, the EITF issued 02-15, "Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84". The EITF concluded that these types of transactions should be accounted for as induced conversions in accordance with SFAS No. 84. SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. In addition, under SFAS No. 84, an extraordinary gain or loss, as applicable, is not recorded upon the conversion of convertible debt. The accounting is to be applied prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus. The Company applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed subsequent to the second quarter of 2002.

        In the third and fourth quarter of 2002, the Company purchased $99 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $159 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 in exchange for the issuance of approximately 20 million shares of its common stock with a market value of approximately $102 million. The value of securities issuable pursuant to original conversion privileges was approximately $14 million. Therefore, pursuant to the provisions of SFAS No. 84, a debt conversion expense of $88 million was recorded and is included in Other income (expense) in the Consolidated Statements of Operations.

        In the first and second quarter of 2002, the Company purchased $136 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $35 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company issued approximately 12 million shares of its common stock with a market value of approximately $52 million. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26 "Early Extinguishment of Debt". The net gain on the early extinguishments of the debt, including transaction costs and unamortized debt issuance costs, was $114 million and was recorded as an extraordinary item in the Consolidated Statements of Operations.

        For the year ended December 31, 2002, the Company purchased $12 million aggregate principal amount of its 9.125% Senior Notes due 2008, $87 million face value ($62 million carrying value) of its 12.875% Senior Discount Notes due 2010, and $88 million face value ($79 million carrying value) of its 10.5% Senior Discount Notes due 2008. The Company issued approximately 15 million shares of its common stock worth approximately $70 million in exchange for these senior notes. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26, "Early Extinguishment of Debt". The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $82 million and was recorded as an extraordinary item in the Consolidated Statements of Operations.

        In February 2002, the Company's first-tier, wholly owned subsidiary, Level 3 Finance, LLC purchased $89 million aggregate principal amount of Company debt for cash of $31 million. The net gain on the extinguishments of the debt, including transaction costs, realized foreign currency gains and unamortized debt issuance costs, was approximately $59 million and was recorded as an extraordinary item in the Consolidated Statements of Operations.

        The following information summarizes the cash repurchases of long-term debt:

	Principal Amount at Maturity Repurchased	Actual Weighted Average Purchase Price/$1,000
	($ millions)
Senior Notes (9.125%)	$30	$381
Senior Notes (11%)	8	423
Senior Euro Notes (10.75%)	23	422
Senior Euro Notes (11.25%)	1	405
Senior Notes (11.25%)	5	415
Convertible Subordinated Notes (due 2010)	8	184
Convertible Subordinated Notes (due 2009)	14	195

	$89

Assumes 1€ = .87 USD

        Level 3 will continue to evaluate these transactions in the future. The amounts involved in any such transactions, individually or in the aggregate, may be material.

        In 2001, the Company purchased $130 million of its 6% Convertible Subordinated Notes due in 2009 and $64 million of its 6% Convertible Subordinated Notes due in 2010. The Company issued approximately 15.9 million shares of its common stock worth approximately $72 million in exchange for the debt. The net gain on the early extinguishments of the debt, including transaction costs and unamortized debt issuance costs, was $117 million and is classified as an extraordinary item in the Consolidated Statements of Operations.

        In 2001, the Company's first-tier, wholly owned subsidiary, Level 3 Finance, LLC commenced a "Modified Dutch Auction" tender offer for a portion of the Company's senior debt and convertible debt securities. Under the "Modified Dutch Auction" procedure, Level 3 Finance accepted tendered notes in each offer in the order of the lowest to the highest tender prices specified by the tendering holders within the applicable price range for the applicable series of notes. Level 3 Finance purchased debt with a face value of approximately $1.7 billion, plus accrued interest, for a total purchase price of approximately $731 million. The net gain on the repurchase, including transaction costs, foreign currency gains and unamortized debt issuance costs, was approximately $967 million and was recorded as an extraordinary item in the Consolidated Statements of Operation.

Senior Secured Credit Facility

        In September 1999, Level 3 and certain Level 3 subsidiaries entered into a $1.375 billion secured credit facility ("Senior Secured Credit Facility"), which was amended in March 2001 to increase the borrowing capacity by $400 million, to $1.775 billion.

        In August 2002, Level 3 and the Lenders amended the terms of the Senior Secured Credit Facility. The most significant modifications to the Credit Facility include the following:

  •
  Increased flexibility for the Company to pursue acquisitions for cash consideration;

  •
  Removal of two revenue based financial covenants;

  •
  Modification of an Adjusted EBITDA-based covenant;

  •
  Reduction of the $650 million undrawn revolving credit facility by $500 million to $150 million, with restrictions on availability;

  •
  Maintenance of minimum cash balance, generally equal to $525 million, of which $400 million is pledged to the banks; and

  •
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

        The Company is required to maintain a minimum cash balance, generally equal to $525 million. No default under the Senior Secured Credit Facility shall be deemed to have occurred with respect to the minimum cash balance test if, within a six month period following the date on which the cash balance falls below $525 million, the Company again attains a cash balance greater than or equal to $525 million. Additionally, the Company pledged to the lenders under the Senior Secured Credit Facility $400 million of the minimum cash balance, which is shown as noncurrent restricted cash in the December 31, 2002 Consolidated Balance Sheet. The Company shall be deemed to be in default under the Senior Secured Credit Facility if the cash balance falls below $450 million, including the $400 million pledged to the lenders.

        Due to the reduced borrowing capacity of the revolving credit facility, existing debt issuance costs were written off in proportion to the decrease in the borrowing capacity. Approximately $6 million of the total $7 million of unamortized existing debt issuance costs, related to the revolving credit facility, were included in interest expense during the third quarter 2002. In addition, approximately $5 million of direct costs and bank fees incurred to amend the Senior Secured Credit Facility were included in interest expense during the third quarter 2002. Approximately $7 million of costs incurred to amend the Senior Secured Credit Facility were capitalized and will be amortized over the remaining life of the Senior Secured Credit Facility.

        The Senior Secured Credit Facility, as amended, is comprised of a senior secured revolving credit facility in the amount of $150 million and a three-tranche senior secured term loan facility aggregating $1.125 billion. The secured term loan facility consisted of a $450 million tranche A, a $275 million tranche B and a $400 million tranche C term loan facility, all of which have been fully drawn and are outstanding as of December 31, 2002 and 2001. In the amendment, the Company agreed to reduce the amount of the undrawn senior secured revolving credit facility portion from $650 million to $150 million. Of the $150 million, $50 million is available immediately for letters of credit and the full $150 million becomes available after August 30, 2003; provided that the Company has satisfied an incurrence test that is related to a pro forma fixed charge coverage ratio. As of December 31, 2002, the Company had approximately $8 million in letters of credit outstanding under this agreement.

        Interest varies with the one month, two month, three month, or six month LIBOR, at the Company's election, plus 325 basis points for the revolving credit facility and tranche A term loan facility, 425 basis points for the tranche B term loan facility and 450 basis points for the tranche C term loan facility. The Company may also elect, with lender approval, the nine month or twelve month LIBOR.

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

        As of December 31, 2002, Level 3 had not borrowed any funds under the $150 million revolving credit facility other than the letters of credit outlined above. The availability of funds and any requirement to repay previously borrowed funds is contingent upon the continued compliance with the relevant debt covenants. The Company believes, based upon management's review of the amended covenants and other provisions of the Senior Secured Credit Facility, that it is in full compliance with all the terms of the Senior Secured Credit Facility as of December 31, 2002.

9.125% Senior Notes

        In April 1998, Level 3 Communications, Inc. received $1.94 billion of net proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("9.125% Senior Notes"). As of December 31, 2002, a total of $612 million aggregate principal amount of the 9.125% Senior Notes had been repurchased. Interest on the notes accrues at 9.125% per year and is payable on May 1 and November 1 each year in cash.

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

        Debt issuance costs of $65 million were originally capitalized and are being amortized as interest expense over the term of the Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $24 million at December 31, 2002.

11% Senior Notes due 2008

        In February 2000, Level 3 Communications, Inc. received $779 million of net proceeds, after transaction costs, from a private offering of $800 million aggregate principal amount of its 11% Senior Notes due 2008 ("11% Senior Notes"). As of December 31, 2002, a total of $367 million aggregate principal amount of the 11% Senior Notes had been repurchased. Interest on the notes accrues at 11% per year and is payable semi-annually in arrears in cash on March 15 and September 15, beginning September 15, 2000. The 11% Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior debt. The 11% Senior Notes cannot be prepaid by Level 3 Communications, Inc., and mature on March 15, 2008. The 11% Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        Debt issuance costs of $21 million were originally capitalized and are being amortized as interest expense over the term of the 11% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $7 million at December 31, 2002.

10.5% Senior Discount Notes due 2008

        In December 1998, Level 3 Communications, Inc. sold $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 ("10.5% Senior Discount Notes"). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long-term debt. As of December 31, 2002, a total of $213 million aggregate principal amount of the 10.5% Senior Discount Notes had been repurchased. Interest on the 10.5% Senior Discount Notes accretes at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million ($621 million after repurchases) by December 1, 2003. Cash interest will not accrue on the 10.5% Senior Discount Notes prior to December 1, 2003; however, Level 3 Communications, Inc. may elect to commence the accrual of cash interest on all outstanding 10.5% Senior Discount Notes on or after December 1, 2001, in which case the outstanding principal amount at maturity of each 10.5% Senior Discount Note will on the elected commencement date be reduced to the accreted value of the 10.5% Senior Discount Note as of that date and cash interest shall be payable on that Note on June 1 and December 1 thereafter. Commencing June 1, 2004, interest on the 10.5% Senior Discount Notes will accrue at the rate of 10.5% per annum and will be payable in cash semiannually in arrears. Accrued interest expense for the year ended December 31, 2002 on the 10.5% Senior Discount Notes of $62 million was added to long-term debt.

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

        These notes are senior unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Communications, Inc. The 10.5% Senior Discount Notes contain certain covenants which, among other things, restrict or limit the Company's ability to incur additional debt, make certain restricted payments, pay dividends, enter into sale and leaseback transactions, enter into transactions with affiliates, and sell assets or merge with another company.

        Debt issuance costs of $14 million were originally capitalized and are being amortized over the term of the 10.5% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $6 million at December 31, 2002.

10.75% Senior Euro Notes due 2008

        On February 29, 2000, Level 3 Communications, Inc. received €488 million ($478 million when issued) of net proceeds, after debt issuance costs, from an offering of €500 million aggregate principal amount 10.75% Senior Euro Notes due 2008 ("10.75% Senior Euro Notes"). As of December 31, 2002, a total of €179 million aggregate principal amount of the 10.75% Senior Euro Notes had been repurchased. Interest on the notes accrues at 10.75% per year and is payable in Euros semi-annually in arrears on March 15 and September 15 each year beginning on September 15, 2000. The 10.75% Senior Euro Notes are not redeemable by Level 3 Communications, Inc. prior to maturity. Debt issuance costs of €12 million ($12 million) were originally capitalized and are being amortized over the term of the 10.75% Senior Euro Notes. As a result of amortization and debt repurchases, the net capitalized debt issuance costs have been reduced to €5 million at December 31, 2002.

        The 10.75% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 10.75% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        The issuance of the €500 million 10.75% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such investment. The 10.75% Senior Euro Notes were valued, based on current exchange rates, at $335 million in the Company's financial statements at December 31, 2002. The difference between the carrying value at December 31, 2002 and the value at issuance, after repurchases, was recorded in other comprehensive income.

12.875% Senior Discount Notes due 2010

        On February 29, 2000, Level 3 Communications, Inc. sold in a private offering $675 million aggregate principal amount at maturity of its 12.875% Senior Discount Notes due 2010 ("12.875% Senior Discount Notes"). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long-term debt. As of December 31, 2002, a total of $187 million aggregate principal amount of the 12.875% Senior Discount Notes had been repurchased, leaving $488 million aggregate principal amount outstanding. Interest on the 12.875% Senior Discount Notes accretes at a rate of 12.875% per year, compounded semi-annually, to an aggregate principal amount of $488 million by March 15, 2005. Cash interest will not accrue on the 12.875% Senior Discount Notes prior to March 15, 2005. However, Level 3 Communications, Inc. may elect to commence the accrual of cash interest on all outstanding 12.875% Senior Discount Notes on or after March 15, 2003. In that case, the outstanding principal amount at maturity of each 12.875% Senior Discount Note will, on the elected commencement date, be reduced to the accreted value of the 12.875% Senior Discount Note as of that date and cash interest shall be payable on the 12.875% Senior Discount Notes on March 15 and September 15 thereafter. Commencing September 15, 2005, interest on the 12.875% Senior Discount Notes will accrue at the rate of 12.875% per year and will be payable in cash semi-annually in arrears. Accrued interest expense for the year ended December 31, 2002 on the 12.875% Senior Discount Notes of $47 million was added to long-term debt.

        The 12.875% Senior Discount Notes are subject to redemption at the option of Level 3 Communications, Inc., in whole or in part, at any time or from time to time on or after March 15, 2005. Level 3 Communications, Inc. may redeem the 12.875% Senior Discount Notes at the redemption prices set forth below, plus interest, if any, to the redemption date. The following prices are for 12.875% Senior Discount Notes redeemed during the 12-month period commencing on March 15 of the years set forth below and are expressed as percentages of principal amount.

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

        Debt issuance costs of $9 million were originally capitalized and are being amortized as interest expense over the term of the 12.875% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $5 million at December 31, 2002.

11.25% Senior Euro Notes due 2010

        On February 29, 2000, Level 3 Communications, Inc. received €293 million ($285 million when issued) of net proceeds, after debt issuance costs, from an offering of €300 million aggregate principal amount 11.25% Senior Euro Notes due 2010 ("11.25% Senior Euro Notes"). As of December 31, 2002, a total of €196 million aggregate principal amount of the 11.25% Senior Euro Notes had been repurchased. Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears in Euros on March 15 and September 15 each year beginning September 15, 2000.

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

        Debt issuance costs of €7 million ($7 million) were originally capitalized and are being amortized over the term of the 11.25% Senior Euro Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to €2 million at December 31, 2002. The 11.25% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11.25% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        The issuance of the €300 million 11.25% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such net investment. The 11.25% Senior Euro Notes were valued, based on current exchange rates, at $109 million in the Company's financial statements at December 31, 2002.

11.25% Senior Notes due 2010

        In February 2000, Level 3 Communications, Inc. received $243 million of net proceeds, after transaction costs, from a private offering of $250 million aggregate principal amount of its 11.25% Senior Notes due 2010 ("11.25% Senior Notes"). As of December 31, 2002, a total of $126 million aggregate principal amount of the 11.25% Senior Notes had been repurchased. Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears on March 15 and September 15 in cash beginning September 15, 2000.

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

        Debt issuance costs of $7 million were originally capitalized and are being amortized as interest expense over the term of the 11.25% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $2 million at December 31, 2002.

6% Convertible Subordinated Notes due 2009

        On September 14, 1999, the Company received $798 million of proceeds, after transaction costs, from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009 ("Subordinated Notes 2009"). The Subordinated Notes 2009 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2009 accrues at 6% per year and is payable each year in cash on March 15 and September 15. The principal amount of the Subordinated Notes 2009 will be due on September 15, 2009. The Subordinated Notes 2009 may be converted into shares of common stock of the Company at any time prior to maturity, unless the Company has caused the conversion rights to expire. The conversion rate is 15.3401 shares per each $1,000 principal amount of Subordinated Notes 2009, subject to adjustment in certain circumstances. On or after September 15, 2002, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period. As of December 31, 2002, less than $1 million of debt had been converted into shares of common stock. As of December 31, 2002, a total of $459 million aggregate principal amount of the Subordinated Notes 2009 had been repurchased or exchanged for common stock.

        Debt issuance costs of $25 million were originally capitalized and are being amortized as interest expense over the term of the Subordinated Notes 2009. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $7 million at December 31, 2002.

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

        On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. As of December 31, 2002, no debt had been converted into shares of common stock. As of December 31, 2002, a total of $338 million aggregate principal amount of the Subordinated Notes 2010 had been repurchased or exchanged for common stock.

        Debt issue costs of $27 million were originally capitalized and are being amortized as interest expense over the term of the Subordinated Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $12 million at December 31, 2002.

Junior Convertible Subordinated Notes

        On July 8, 2002, the Company sold $500 million aggregate principal amount of its 9% Junior Convertible Subordinated Notes due 2012 to entities controlled by three institutions: Longleaf Partners Funds, Berkshire Hathaway, Inc., and Legg Mason, Inc. Level 3 intends to use the net proceeds of approximately $488 million, after transactions costs of $12 million, for general corporate purposes, including potential acquisitions relating to industry consolidation opportunities, capital expenditures and working capital. The notes, which mature in 10 years, pay 9% cash interest annually, payable quarterly beginning October 15, 2002. The notes are convertible, at the option of the holders, into Level 3 common stock at any time at a conversion price of $3.41 (subject to certain customary adjustments) which would, at December 31, 2002, result in the issuance of approximately 147 million common shares. The notes are convertible at the Company's option into convertible preferred stock under certain conditions and circumstances. The convertible notes rank junior to substantially all of the Level 3 Communications, Inc.'s outstanding indebtedness.

        Debt issuance costs of $12 million were capitalized and are being amortized as interest expense over the term of the Junior Convertible Subordinated Notes.

GMAC Commercial Mortgage due 2003

        In June 2000, HQ Realty, Inc. (a wholly owned subsidiary of the Company) entered into a $120 million floating-rate loan ("GMAC Mortgage") providing secured, non-recourse debt to finance the Company's world headquarters. HQ Realty, Inc. is a single purpose entity organized solely to own, hold, operate and manage the world headquarters which has been 100% leased to Level 3 Communications, LLC in Broomfield Colorado. Under the terms of the loan agreement, HQ Realty, Inc., will not engage in any business other than the ownership, management, maintenance and operation of the world headquarters. The assets of HQ Realty Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company are not available to satisfy the obligations of HQ Realty, Inc. HQ Realty, Inc. received $119 million of net proceeds after transaction costs. Level 3 was required to place $13 million of the net proceeds in a restricted account. The release of these funds is contingent upon Level 3's debt rating increasing to BBB by S&P and Baa2 by Moody's which did not occur in 2002.

        The initial term of the GMAC Mortgage is 36 months with two one-year no cost extension options. Interest varies monthly with the 30 day London Interbank Offering Rate ("LIBOR") for U.S. Dollar Deposits as follows:

        The Index plus:

  (1)
  240 basis points during the Initial Term;

  (2)
  250 basis points during the First Extension; and

  (3)
  260 basis points during the Second Extension.

        At December 31, 2002 the interest rate was 3.84%.

        The GMAC Mortgage may be prepaid at par in whole or in part in multiples of $100,000. The entire principal is due at maturity or at the end of the elected extension period. Interest only is due during the initial three-year term. Interest and amortization are due during the extension terms based on a 30 year amortization period with a balloon payment at maturity.

        Existing debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the GMAC Mortgage.

iStar Commercial Mortgage due 2004

        In March 2002, 85 Tenth Avenue, LLC (a wholly owned subsidiary of the Company) amended its $113 million floating-rate loan, originally provided by Lehman Brothers Holdings, Inc. (the "Lehman Mortgage") that provided secured, non-recourse debt to finance the purchase and renovations of the New York Gateway facility. The amendment resulted in iStar DB Seller, LLC ("iStar") becoming the sole lender for the property. Previously, iStar, along with other third parties, owned notes of the 85 Tenth Avenue Trust, purchased from Lehman Brothers Holdings, Inc. Using funds previously reserved for additional renovations at the New York Gateway facility, along with funds advanced from iStar, 85 Tenth Avenue, LLC repaid the other third party holders of the notes of 85 Tenth Avenue Trust and reduced the principal outstanding under the amended loan agreement to $60 million. Additionally, the amendment negotiated with iStar (the "iStar Mortgage") extended the initial term of the loan to March 1, 2004, with two optional one-year extensions. There was no prepayment penalty under the revised agreement. Interest varied monthly with the 30 day LIBOR for U.S. Dollar Deposits, plus 650 basis points. The amendment provided a LIBOR floor of 2.00% at all times. This interest, together with principal payments based on a 20-year amortization period, were due monthly during the initial term of the loan.

        On December 31, 2002, the New York Gateway facility was sold. The proceeds from the transaction were used to repay the iStar Mortgage balance of $60 million including accrued interest. Unamortized existing debt issuance costs of $6 million were included in interest expense during the fourth quarter of 2002

CPTC

        In July 2001, CPTC completed the refinancing of its development and construction debt. The $135 million financing proceeds were used to repay CPTC's original lenders, repay subordinated debt carried by Orange County Transportation Authority and cover refinancing and prepayment costs. The prepayment costs and write-off of debt issuance costs on the old debt of $9 million are reflected as an extraordinary loss, net of other gains, on early extinguishment of debt in the 2001 statement of operations. The debt carries an interest rate of 7.63% and requires principal payments in varying amounts through 2028. The debt is the obligation of CPTC and is nonrecourse to Level 3 Communications, Inc. (See Note 16)

        The debt instruments above contain certain non financial covenants with which the Company believes it is in full compliance as of December 31, 2002.

        The Company capitalized $58 million and $353 million of interest expense and amortized debt issuance costs related to network construction and business systems development projects for the years ended December 31, 2001 and 2000. No interest expense or amortized debt issuance costs were capitalized for the year ended December 31, 2002.

Future Debt Maturities:

        Scheduled maturities of long-term debt are as follows (in millions):
2003—$4; 2004—$48; 2005—$240; 2006—$145; 2007—$660 and $5,009 thereafter.

        Included in the 2005 long-term debt maturities is $117 million related to the GMAC Commercial Mortgage. The initial term of the GMAC Commercial Mortgage is through June 2003 with two one-year no cost extensions. The debt maturities schedule assumes the Company will exercise both of the one-year extensions.

(12) Employee Benefit Plans

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

        The Company recognized on the statement of operations a total of $181 million, $314 million and $236 million of non-cash compensation in 2002, 2001 and 2000, respectively. Included in discontinued operations is non-cash compensation expense of $7 million and $5 million for the years ended 2001 and 2000, respectively. In addition, the Company capitalized $7 million, $49 million and $12 million in 2002, 2001 and 2000, respectively, of non-cash compensation for those employees and contractors directly involved in the construction of the network or development of the business support systems.

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three years ended December 31, 2002.

	2002	2001	2000
	(dollars in millions)
NQSO	$—	$8	$9
Warrants	11	42	1
OSO	116	227	193
C-OSO	40	58	18
Restricted Stock	1	2	4
Stock Issued	—	—	5
Shareworks Match Plan	12	13	5
Shareworks Grant Plan	8	13	13

	188	363	248
Capitalized Noncash Compensation	(7)	(49)	(12)

	181	314	236
Discontinued Asian Operations	—	7	5

	$181	$321	$241

  Non-qualified Stock Options and Warrants

        In June 2002, the Company issued two million warrants to a contractor as payment for consulting services. The warrants allow the contractor to purchase common stock at $4.25 per share. Warrants to purchase 640,000 shares of common stock were vested immediately upon grant with the remaining 1,360,000 vesting equally over eight months. The warrants expire in February 2010. Pursuant to the relevant accounting guidance, the fair value of these warrants is determined on their respective vesting dates. The fair value of the unvested portion of these warrants is determined at each financial reporting date and was $1 million at December 31, 2002 for the 340,000 unvested warrants. At December 31, 2002, the total fair value of these warrants was approximately $7 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 4.88%, a term of approximately seven years, and an expected volatility rate of 86% over the term. As of December 31, 2002, the Company had not reflected less than $1 million of unamortized compensation expense in its financial statements for the warrants.

        In 2001, the Company issued approximately 9.8 million fully vested warrants to Peter Kiewit Sons' Inc ("Kiewit") as payment for certain construction services. The warrants, which allow Kiewit to purchase Common Stock at $8 per share, were fully vested at issuance and will expire on June 30, 2009. The fair value of the warrants granted in 2001 was $32 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 4.8% and an expiration date of June 30, 2009. The Company used an expected volatility rate of 70% to reflect the longer exercise period. Kiewit has pledged these warrants as collateral to Level 3 while the two parties resolve outstanding claims with regard to the North American intercity network. If it is determined through the dispute resolution process, that Kiewit is liable for certain claims, it may settle, at Level 3's option, the obligation with cash or by returning all or part of the outstanding warrants.

        As of December 31, 2002, there were approximately 14.6 million warrants outstanding ranging in prices from $4.25 to $60.06. Of these warrants, approximately 14.0 million were exercisable at December 31, 2002 with a weighted average exercise price of $10.05 per warrant.

        The Company did not grant any NQSOs during the year ended December 31, 2002. As of December 31, 2002, the company had not reflected $1 million of unamortized expense in its financial statements for NQSOs and warrants previously granted.

        Transactions involving NQSO stock options granted are summarized as follows:

	Units	Exercise Price Per Unit	Weighted Average Exercise Price
Balance December 31, 1999	14,078,563	$ .12 - $84.75	$6.64
Options granted	230,000	21.69	21.69
Options cancelled	(228,029)	.12 - 61.75	9.58
Options exercised	(2,079,326)	.12 - 56.75	8.00

Balance December 31, 2000	12,001,208	.12 - 84.75	6.63
Options granted	—	—	—
Options cancelled	(348,956)	1.76 - 56.75	10.18
Options exercised	(460,546)	.12 - 35.31	5.32

Balance December 31, 2001	11,191,706	.12 - 84.75	6.58
Options granted	—	—	—
Options cancelled	(1,181,124)	1.76 - 56.75	6.77
Options exercised	(215,346)	.12 - 5.43	4.51

Balance December 31, 2002	9,795,236	$ .12 - $84.75	$6.60

Options exercisable:
December 31, 2000	7,166,636	$ .12 - $84.75	$6.67
December 31, 2001	9,013,915	.12 - 84.75	6.70
December 31, 2002	9,667,663	$ .12 - $84.75	$6.60
	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Life (years)
Range of Exercise Prices	Number Outstanding as of 12/31/02		Weighted Average Exercise Price	Number Exercisable as of 12/31/02	Weighted Average Exercise Price
$ 0.12 - $ 0.12	61,168	5.15	$.12	61,168	$.12
1.76 - 1.79	5,199	5.33	1.76	3,121	1.76
4.04 - 5.43	7,285,825	4.29	5.09	7,285,825	5.09
6.20 - 8.50	1,944,458	5.05	6.97	1,818,963	6.96
17.50 - 25.03	230,678	2.46	21.70	230,678	21.70
26.80 - 39.13	230,641.54		30.62	230,641	30.62
40.38 - 51.88	23,667.67		40.55	23,667	40.55
56.00 - 57.47	7,000	1.59	55.87	7,000	55.87
61.75 - 84.75	6,600	1.28	84.75	6,600	84.75

	9,795,236	4.30	$6.60	9,667,663	$6.60

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

        In August 2002, the Company modified the OSO program to target that no more than 25% of Level 3's outperformance was delivered to employee-owners, and that the exercise of past and future OSO grants does not exceed shares reserved for issuance under the Company's 1995 Stock Plan, as amended. The following modifications, affecting August 19, 2002 and later grants, were made to the Plan:

  •
  OSO targets will be defined in terms of number of OSOs rather than a target theoretical dollar value.

  •
  The success multiplier was reduced from eight to four.

  •
  Awards will continue to vest over 2 years and have a 4-year life. However, 50% of the award will vest at the end of the first year after grant, with the remaining 50% vesting over the second year (12.5% per quarter).

  •
  A 2-year exercise moratorium was enacted for a portion of OSO grants made to Senior Vice Presidents and the senior executive team.

        The mechanics for determining the value of an individual OSO is described below:

        The initial strike price, as determined on the day prior to the OSO grant date, is adjusted over time (the "Adjusted Strike Price"), until the exercise date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500 Index from the date of grant to the date of exercise. The value of the OSO increases for increasing levels of outperformance. OSOs granted prior to August 19, 2002 have a multiplier range from zero to eight depending upon the performance of Level 3 common stock relative to the S&P 500 Index as shown in the following table. OSOs granted August 19, 2002 and later have a multiplier range from zero to four depending upon the performance of Level 3 common stock relative to the S&P 500 Index as shown in the following table.

	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
If Level 3 Stock Outperforms the S&P 500 Index by:
	Pre August 19, 2002 Grants	August 19, 2002 and Later Grants
0% or Less	0.00	0.00
More than 0% but Less than 11%	Outperformance percentage multiplied by 8/11	Outperformance percentage multiplied by 4/11
11% or More	8.00	4.00

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

        The fair value of the OSOs granted in 2002 was calculated by applying a modified Black-Scholes model with the assumptions identified below. The Company uses a modified Black-Scholes model due to the additional variables required to calculate the outperformance multiplier of the OSO program. The Company consulted with option valuation experts when the program was established to determine the appropriate methodology to fair value these options.

	Pre August 19, 2002 Grants	August 19, 2002 and Later Grants
S&P 500 Expected Dividend Yield Rate	1.80%	1.88%
Expected Life	2	2
S&P 500 Expected Volatility Rate	23%	25%
Level 3 Common Stock Expected Volatility Rate	55%	100%
Expected Correlation Factor	.81	.60
Calculated Theoretical Value	150%	186%

        The fair value of each OSO grant equals the theoretical value multiplied by the Level 3 common stock price on the day prior to the grant date.

        The fair value under SFAS No. 123 for the approximately five million OSOs awarded to participants during the year ended December 31, 2002 was approximately $34 million. As of December 31, 2002, the Company had not reflected $20 million of unamortized compensation expense in its financial statements for OSOs granted previously.

        Transactions involving OSO stock awards granted are summarized below:

	Units	Option Price Per Unit	Weighted Average Option Price
Balance December 31, 1999	5,138,989	$29.78 - $ 78.50	$54.15
Options granted	5,402,553	26.87 - 113.87	52.96
Options cancelled	(262,545)	26.87 - 113.87	72.55
Options exercised	(214,409)	29.78 - 37.13	36.28

Balance December 31, 2000	10,064,588	26.87 - 113.87	53.50
Options granted	15,757,972	3.82 - 25.31	9.52
Options cancelled	(1,758,725)	3.82 - 113.87	25.69
Options expired	(406,387)	25.31 - 113.87	48.65
Options exercised	(96,031)	3.82 - 34.50	8.45

Balance December 31, 2001	23,561,417	3.82 - 113.87	26.43
Options granted	5,435,942	2.45 - 5.58	3.92
Options cancelled	(567,124)	3.02 - 113.87	9.57
Options expired	(2,955,669)	3.02 - 113.87	39.53
Options exercised	(977,513)	3.02 - 5.58	4.19

Balance December 31, 2002	24,497,053	$2.45 - $113.87	$21.14

Options vested as of:
December 31, 2000	4,237,277	$29.78 - $113.87	$56.18
December 31, 2001	8,738,516	3.82 - 113.87	47.33
December 31, 2002	15,714,493	$3.02 - $113.87	$29.62

	OSOs Outstanding at December 31, 2002			OSOs Vested At December 31, 2002
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Option Price	Number Vested	Weighted Average Option Price
$ 2.45 - 3.02	2,959,932	3.17	$2.99	1,007,143	$3.02
3.82 - 5.58	9,292,328	2.89	4.86	3,636,909	4.68
11.20	3,713,175	2.42	11.20	2,806,657	11.20
25.31 - 37.12	4,579,629	2.01	26.34	4,340,471	26.38
56.00 - 78.50	2,844,460.73		68.69	2,820,257	68.69
87.23 - 113.87	1,107,529	1.51	95.96	1,103,056	95.90

	24,497,053	2.37	$21.14	15,714,493	$29.62

        All of the approximately 16 million OSO units vested at December 31, 2002 are exercisable. At December 31, 2002, based on the Level 3 stock price and post-multiplier values, the Company would have been obligated to issue approximately 11 million shares for vested and exercisable OSO units.

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

        As of December 31, 2002, the Company had not reflected $18 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000 and 2001.

        Transactions involving C-OSO stock awards are summarized below:

	Units	Option Price Per Unit			Weighted Average Option Price
Balance December 31, 1999	—	$—	-	$—	$—
Options granted	1,965,509	26.87	-	87.23	56.67
Options cancelled	(25,522)			87.23	87.23

Balance December 31, 2000	1,939,987	26.87	-	87.23	56.67
Options granted	4,958,786			3.82	3.82
Options cancelled	(890,057)	3.82	-	87.23	28.07
Options expired	(7,822)			87.23	87.23
Options exercised	(35,366)	3.82	-	87.23	46.56

Balance December 31, 2001	5,965,528	3.82	-	87.23	16.90
Options cancelled	(318,188)	3.82	-	87.23	13.02
Options expired	(76,602)	3.82	-	87.23	20.46
Options exercised	(570,753)	3.82	-	87.23	13.40

Balance December 31, 2002	4,999,985	$3.82	-	$87.23	$17.49

Options vested as of:
December 31, 2000	—			—	—
December 31, 2001	622,675	$3.82	-	$87.23	$24.70
December 31, 2002	1,957,804	$3.82	-	$87.23	$19.83
	C-OSOs Outstanding at December 31, 2002			C-OSOs Exercisable at December 31, 2002
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Option Price	Number Exercisable	Weighted Average Option Price
$ 3.82	3,670,282	2.7	$3.82	1,369,321	$3.82
26.87	705,346	1.9	26.87	294,106	26.87
87.23	624,357	1.7	87.23	294,377	87.23

	4,999,985	2.44	$17.49	1,957,804	$19.83

        At December 31, 2002, based on the Level 3 stock price and post-multiplier values, the Company would have been obligated to issue approximately 5 million shares for vested and exercisable C-OSO units.

  Restricted Stock

        In 2001 and 2000, approximately 96 thousand and 116 thousand shares, respectively, of restricted stock were granted to employees. The restricted stock shares were granted to employees at no cost. The shares typically vest over a one to three year period; however, the employees are restricted from selling these shares for three years. The fair value of restricted stock granted in 2001 and 2000 of less than $1 million and $7 million, respectively, was calculated using the value of the Common Stock the day prior to the grant.

  Shareworks and 401(k) Plans

        Level 3 has designed its compensation programs with particular emphasis on equity-based incentive programs. The Company had developed two plans under its Shareworks program: the Match Plan and the Grant Plan. In December 2002, in order to provide employees opportunities to diversify their investments in Company-sponsored savings and retirement plans and to use Level 3's resources as effectively as possible, the Company decided to enhance the 401(k) plan by introducing a Company match on employee contributions. At the same time the Company determined that, effective January 1, 2003, the Shareworks Match and Grant Plans would be discontinued and past Shareworks Grant Plan contributions would be rolled into the 401(k) plan.

        Match Plan—The Match Plan allowed eligible employees to defer between 1% and 7% of their eligible compensation to purchase Common Stock at the average stock price for the quarter. Full time employees of the communications business and certain information services businesses were considered eligible on the first day of the calendar quarter after their hire. The Company matched the shares purchased by the employee on a one-for-one basis. Stock purchased with payroll deductions was fully vested. Stock purchased with the Company's matching contributions vests three years after the end of the quarter in which it was made. Effective January 1, 2003, past contributions to the Match Plan will continue to vest, however, there will be no further contributions to the Plan by either employees or the Company.

        The Company's quarterly matching contribution is amortized to compensation expense over the vesting period of 36 months. The Company's matching contributions were $9 million, $16 million and $14 million under the Match Plan in 2002, 2001 and 2000, respectively.

        As of December 31, 2002, the Company had not yet reflected unamortized compensation expense of $16 million related to the Company's matching contributions.

        Grant Plan—The Grant Plan enabled the Company to grant shares of Common Stock to eligible employees of the Communications business and certain information services businesses based upon a percentage of the employees' eligible salary up to a maximum of 5%. Level 3 employees employed on December 31 of each year, who were age 21 or older with a minimum of 1,000 hours credited service were considered eligible. The shares granted were valued at the fair market value as of the last business day of the calendar year. All prior and future grants vested immediately upon the employee's third anniversary of joining the Shareworks Plan. All prior grants for active employees were vested as of January 1, 2003 and were transferred into the 401(k) plan.

        Foreign subsidiaries of the Company adopted Shareworks programs in 2000. These programs primarily include a grant plan and a stock purchase plan whereby employees may purchase Level 3 Common Stock at 80% of the share price at the beginning of the plan year.

        401(k) Plan—The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee was eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $11,000 in 2002. The Company did not match employee contributions for the communications business and therefore did not incur any compensation expense related to the 401(k) plan prior to January 1, 2003. Employees of CorpSoft and Software Spectrum were eligible to receive matching contributions up to a certain level. The Company recognized less than $1 million of cash compensation expense for this plan. Effective January 1, 2003, the Company will match 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits. The Company's matching contribution will be made with Level 3 Common Stock based on the closing stock price on each pay date. The employees will be able to diversify the Company match contribution as soon as they are made, even if they are not fully vested. The Company's matching contributions will be fully vested upon completion of three years of service.

        The Company made a discretionary contribution to the 401(k) Plan in Level 3 Common Stock as of December 31, 2002, equal to three percent of eligible employees' 2002 eligible earnings under the Shareworks Grant Plan. The deposit was made into the employees' 401(k) accounts during the first quarter of 2003.

  Other

        The Company recorded approximately $5 million of non-cash compensation expense for stock issued to employees during the year ended December 31, 2000. The non-cash compensation charge was based on the Company's stock price on the day prior to the grant. The Company did not issue stock to employees in 2002 and 2001.

(13) Income Taxes

        An analysis of the income tax benefit attributable to loss from continuing operations before income taxes for the three years ended December 31, 2002 follows:

	2002	2001	2000
	(dollars in millions)
Current:
United States Federal	$120	$—	$50
State	1	—	(1)

	121	—	49
Deferred:
United States Federal	(17)	1,357	255
State	—	—	—

	(17)	1,357	255

Valuation Allowance	17	(1,357)	(255)

Income Tax Benefit	$121	$—	$49

        The United States and foreign components of loss from continuing operations before income taxes follows:

	2002	2001	2000
	(dollars in millions)
United States	$(630)	$(4,508)	$(995)
Foreign	(604)	(940)	(461)

	$(1,234)	$(5,448)	$(1,456)

        A reconciliation of the actual income tax benefit and the tax computed by applying the U.S. Federal rate (35%) to the loss from continuing operations, before income taxes for the three years ended December 31, 2002 follows:

	2002	2001	2000
	(dollars in millions)
Computed Tax Benefit at Statutory Rate	$432	$1,907	$526
State Income Taxes	—	—	(1)
Coal Depletion	1	1	2
Goodwill Amortization	—	(13)	(17)
Taxes on Unutilized Losses of Foreign Operations	(26)	(63)	(35)
Taxes on Extinguishments of Convertible Debt	(83)	—	—
Other	2	(90)	(1)
Excess Book Net Operating Losses	(205)	(1,742)	(425)

Income Tax Benefit	$121	$—	$49

        For federal income tax reporting purposes, the Company has approximately $2.3 billion of net operating loss carryforwards, net of previous carrybacks, available to offset future Federal taxable income. The net operating loss carryforwards expire in 2022 and are subject to examination by the tax authorities.

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

        The components of the net deferred tax liabilities for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001
	(dollars in millions)
Deferred Tax Assets:
Asset bases—accumulated depreciation	$1,045	$1,109
Compensation and related benefits	307	254
Investment in securities	1	—
Investment in subsidiaries	2	2
Provision for estimated expenses or deferred revenue	54	189
Investment in joint ventures	54	52
Unutilized tax net operating losses	790	613
Other	66	45

Total Deferred Tax Assets	2,319	2,264
Deferred Tax Liabilities:
Investments in securities	—	9
Coal sales	32	32
Other	45	22

Total Deferred Tax Liabilities	77	63

Net Deferred Tax Assets before valuation allowance	2,242	2,201
Valuation Allowance Components:
Net Deferred Tax Assets	(2,212)	(2,152)
Stockholders' Equity (primarily tax benefit from option exercises)	(120)	(120)

Net Deferred Tax Liabilities after Valuation Allowance	$(90)	$(71)

        The current net deferred tax assets at December 31, 2002 and 2001 are zero, after current valuation allowances of ($70) million and ($206) million, respectively, and the non-current deferred tax liabilities are ($90) million and ($71) million, respectively, after non-current valuation allowance of ($2,262) million and ($2,066) million respectively.

(14) Stockholders' Equity

        During 2002, the Company issued approximately 47 million shares in exchange for $582 million aggregate principal amount of long-term debt. See Note 11.

        During August and December 2001, the Company issued approximately 15.9 million shares, valued at approximately $72 million, in exchange for $194 million in convertible subordinated notes.

        In February 2000, the Company raised $2.4 billion, after underwriting discounts and offering expenses, from an offering of 23 million shares of its common stock through an underwritten public offering. The net proceeds from the offering was used for working capital, capital expenditures, acquisitions and other general corporate purposes in connection with the implementation of the Company's business plan.

        Issuances of common stock, for sales, conversions, option exercises and acquisitions for the three years ended December 31, 2002 are shown below. The Level 3 1995 Stock Plan permits option holders to tender shares to the Company to cover income taxes due on option exercises.

December 31, 1999	341,396,727
Shares Issued	23,000,000
Option and Shareworks Activity	3,202,760
6% Convertible Notes Converted to Shares	383

December 31, 2000	367,599,870
Option and Shareworks Activity	1,245,093
Debt for Equity Exchanges	15,858,959

December 31, 2001	384,703,922
Option and Shareworks Activity	11,852,318
Debt for Equity Exchanges	46,970,434
Other	30,190

December 31, 2002	443,556,864

(15) Industry and Geographic Data

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

        EBITDA, as defined by the Company, consists of earnings (loss) before interest, income taxes, depreciation, amortization, non-cash operating expenses (including stock-based compensation and impairments) and other non-operating income or expense. The Company excludes non-cash compensation due to its adoption of the expense recognition provisions of SFAS No. 123. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent net income or cash flow for the periods presented and is not recognized under Generally Accepted Accounting Principles ("GAAP") but is used by management to measure segment results.

        In 2002, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $215 million of capital accruals for the year ended December 31, 2002 previously reported as property, plant and equipment. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts which can result in adjustments to the estimated costs of the construction projects.

        The information presented in the tables following includes information for the twelve months ended December 31, 2002, 2001 and 2000 for all statement of operations and cash flow information presented, and as of December 31, 2002 and 2001 for all balance sheet information presented. Information related to acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

        Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2002 presentation.

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
2002
Revenue:
North America	$1,000	$1,391	$84	$30	$2,505
Europe	101	488	—	—	589
Asia	—	54	—	—	54

	$1,101	$1,933	$84	$30	$3,148

EBITDA:
North America	$341	$36	$20	$10	$407
Europe	(60)	6	—	—	(54)
Asia	—	1	—	—	1

	$281	$43	$20	$10	$354

Gross Capital Expenditures:
North America	$177	$15	$1	$2	$195
Europe	23	—	—	—	23
Asia	—	—	—	—	—

	$200	$15	$1	$2	$218

Depreciation and Amortization:
North America	$674	$25	$3	$5	$707
Europe	94	1	—	—	95
Asia	—	—	—	—	—

	$768	$26	$3	$5	$802

2001
Revenue:
North America	$1,137	$110	$87	$25	$1,359
Europe	161	13	—	—	174

	$1,298	$123	$87	$25	$1,533

EBITDA:
North America	$(139)	$4	$23	$(7)	$(119)
Europe	(183)	2	—	—	(181)

	$(322)	$6	$23	$(7)	$(300)

Gross Capital Expenditures:
North America	$2,131	$17	$5	$1	$2,154
Europe	171	—	—	—	171

	$2,302	$17	$5	$1	$2,325

Depreciation and Amortization:
North America	$894	$15	$3	$6	$918
Europe	202	2	—	—	204

	$1,096	$17	$3	$6	$1,122

2000
Revenue:
North America	$744	$103	$190	$22	$1,059
Europe	113	12	—	—	125

	$857	$115	$190	$22	$1,184

EBITDA:
North America	$(407)	$2	$86	$7	$(312)
Europe	(174)	4	—	—	(170)

	$(581)	$6	$86	$7	$(482)

Capital Expenditures:
North America	$4,573	$11	$2	$—	$4,586
Europe	989	1	—	—	990

	$5,562	$12	$2	$—	$5,576

Depreciation and Amortization:
North America	$438	$18	$5	$6	$467
Europe	110	2	—	—	112

	$548	$20	$5	$6	$579

Identifiable Assets
December 31, 2002
North America	$5,296	$763	$296	$1,533	$7,888
Europe	881	155	—	30	1,066
Asia	—	9	—	—	9

	$6,177	$927	$296	$1,563	$8,963

December 31, 2001
North America	$6,256	$74	$303	$1,566	$8,199
Europe	1,001	5	—	37	1,043
Discontinued Asian Operations	74	—	—	—	74

	$7,331	$79	$303	$1,603	$9,316

Long-Lived Assets (excluding Goodwill)
December 31, 2002
North America	$5,193	$132	$15	$587	$5,927
Europe	820	3	—	—	823
Asia	—	—	—	—	—

	$6,013	$135	$15	$587	$6,750

December 31, 2001
North America	$6,038	$50	$16	$230	$6,334
Europe	919	1	—	—	920

	$6,957	$51	$16	$230	$7,254

Goodwill
December 31, 2002
North America	$69	$208	$—	$—	$277
Europe	—	2	—	—	2
Asia	—	—	—	—	—

	$69	$210	$—	$—	$279

December 31, 2001
North America	$28	$—	$—	$—	$28
Europe	—	—	—	—	—

	$28	$—	$—	$—	$28

        Product information for the Company's communications segment follows:

	Services	Reciprocal Compensation	Up-front Dark Fiber	Total
Communications Revenue
2002
North America	$878	$122	$—	$1,000
Europe	101	—	—	101

	$979	$122	$—	$1,101

2001
North America	$715	$134	$288	$1,137
Europe	161	—	—	161

	$876	$134	$288	$1,298

2000
North America	$480	$55	$209	$744
Europe	113	—	—	113

	$593	$55	$209	$857

        The majority of North American revenue consists of services and products delivered within the United States. The majority of European revenue consists of services and products delivered primarily within the United Kingdom but also France and Germany. Transoceanic revenue is allocated equally between North America and Europe as it represents services provided between these two regions.

        Product information for the Company's information services segment follows:

	2002	2001	2000
	(dollars in millions)
Services
(i)Structure:
Outsourcing	$80	$85	$65
Systems Integration	16	38	50
Software Spectrum	54	—	—

	150	123	115
Software Sales
Software Spectrum	1,783	—	—

	$1,933	$123	$115

        The following information provides a reconciliation of EBITDA, as defined by the Company, to loss from continuing operations for the three years ended December 31, 2002:

	2002	2001	2000
	(dollars in millions)
EBITDA	$354	$(300)	$(482)
Depreciation and Amortization Expense	(802)	(1,122)	(579)
Non-Cash Compensation Expense	(181)	(314)	(236)
Non-Cash Impairment Expense	(182)	(3,245)	—

Loss from Operations	(811)	(4,981)	(1,297)
Other Income (Expense)	(423)	(467)	(159)
Income Tax Benefit	121	—	49

Net Loss from Continuing Operations	$(1,113)	$(5,448)	$(1,407)

(16) Commitments and Contingencies

        In May 2001, a subsidiary of Level 3 Communications, Inc. (the "Company") was named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois and in July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. Both of these actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The plaintiff's efforts to seek class action status for this action have been denied. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, all attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously.

        On November 19, 2002, Gary Haegle commenced a shareholder's derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegle v. Scott, et al., (Index No. 02-CV-0196). The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons', Inc. ("PKS"). The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company's fiber optic cable network and manages the Company's mine properties. The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability. In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses. The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief. The defendants have not yet responded to the Complaint. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that there are substantial defenses to the claims asserted in this action, and intends to defend them vigorously.

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

        The Company has obligations under non-cancelable operating leases for certain facilities and equipment. Future minimum payments, including common area maintenance, for the next five years under these leases consist of the following at December 31, 2002 (in millions):

2003	$76
2004	74
2005	73
2006	71
2007	71
Thereafter	389

Total	$754

        Rent expense, including common area maintenance, under non-cancelable lease agreements was $61 million in 2002, $95 million in 2001 and $63 million in 2000.

        It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2002, Level 3 had outstanding letters of credit of approximately $47 million. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

(17) Related Party Transactions

        Peter Kiewit Sons', Inc. ("PKS") acted as the general contractor on several significant projects for the Company in 2002, 2001 and 2000. These projects include the (i)Structure Phoenix Data Center, the U.S. intercity network, certain metropolitan networks and certain Gateway sites, the Company's corporate headquarters and other office space in Colorado. PKS provided approximately $9 million, $693 million, and $1,764 million of construction services related to these projects in 2002, 2001, and 2000 respectively. In 2001, Level 3 issued warrants, valued at $32 million, in lieu of cash for services related to construction of the North American intercity network. PKS transferred a portion of these warrants to Walter Scott, Jr. and William L. Grewcock, a director and former director, respectively of Level 3 and PKS, for consideration in 2002.

        Level 3 also receives certain mine management services from PKS. The expense for these services was $7 million for 2002, $5 million for 2001, and $29 million for 2000, and is recorded in selling, general and administrative expenses. As of December 31, 2002, the Company owed approximately $2 million for fourth quarter mine management services.

        In September 2000, the Company sold its entire interest in Walnut Creek Mining Company to PKS for cash of $37 million. The sale resulted in a pre-tax gain of $21 million to the Company, which is included in gain on sale of assets in the accompanying Consolidated Statement of Operations.

        RCN, an equity method investee, purchased less than $1 million, $3 million and $2 million of telecommunications and information services outsourcing services from the Company in 2002, 2001 and 2000, respectively. At December 31, 2002, RCN owed Level 3 approximately $3 million for costs associated with communications joint build projects. RCN and the Company are currently negotiating a settlement of this receivable.

        On February 22, 2002, Level 3 Holdings, Inc., a wholly owned subsidiary of the Company, agreed to acquire from Mr. David C. McCourt, a director of the Company, his 10% interest in Level 3 Telecom Holdings, Inc., the Company's subsidiary that indirectly holds the Company's ownership interests in RCN and Commonwealth Telephone. The total cash consideration paid to Mr. McCourt in this transaction was $15 million and was accounted for as goodwill attributable to the RCN and Commonwealth Telephone investments.

(18) Subsequent Events

        On January 3, 2003 Level 3 received approximately $46 million in cash from the sale of the "91 Express Lanes" toll road in Orange County, California. In addition, the Company's long-term debt was reduced by approximately $139 million. The Orange County Transportation Authority purchased the toll road from the California Private Transportation Company, L.P. (CPTC), for $207.5 million in cash and assumed debt. Level 3 received proceeds from the sale because it is a 65 percent owner of CPTC. Level 3 recorded a gain on the transaction of approximately $70 million in the first quarter of 2003.

        In January 2003, in order to ensure a cost structure appropriate for the difficult communications market, Level 3 announced a limited workforce reduction of approximately 120 employees in the communications business in North America and Europe. In addition, the information services business announced workforce reductions related to its systems integration business in Ireland and Software Spectrum in Dallas. Approximately 75 and 50 employees were affected in Ireland and Dallas, respectively. Charges related to these actions will be recorded as incurred.

        On February 4, 2003, Level 3 announced the acquisition of substantially all of the assets and operations of Genuity, Inc., a Massachusetts-based provider of communications services. Under the agreement, Level 3 paid $60 million in net cash consideration to Genuity and assumed certain long-term operating agreements. The Company also paid $77 million in cash for assumed network obligations to be used by Level 3 in 2003. As part of the transaction, Level 3 assumed most of Genuity's existing customer contracts and in addition, has signed new multi-year customer contracts with AOL Time Warner and Verizon.

        In February 2003, Level 3 and XO Communications ("XO") amended their 1998 cost sharing and IRU agreement. As part of that agreement, XO purchased 24 fibers and one empty conduit along Level 3's North American intercity network. The amended agreement, among other things, requires XO to return six fibers and the empty conduit to Level 3. In return Level 3 will 1) reduce the annual operations and maintenance ("O&M") charges XO was required to pay under the original agreement, 2) provide XO an option, expiring in July 2007, to acquire a 20 year IRU for a single conduit within or along Level 3's intercity network and 3) provide XO an option to purchase up to 25% of the fiber installed in the next conduit within or along each segment of the intercity network.

        As individual segments were delivered, Level 3 deferred and amortized the revenue attributable to the conduit over the term of the original agreement. As a result of the amended agreement, Level 3 will have no further obligation with respect to the original conduit, and thus expects to be able to recognize as revenue, the remaining unamortized deferred revenue, less the fair values of the other separable elements that meet the relevant accounting criteria. An independent valuation firm has been engaged by Level 3 to determine the fair value of these other elements. The valuation firm has not completed its assessment at the time of this filing, however, Level 3 expects to recognize a significant amount of revenue and income in the first quarter of 2003 as a result of this transaction.

(19) Unaudited Quarterly Financial Data

	March		June		September		December
	2002	2001	2002	2001	2002	2001	2002	2001
	(in millions except per share data)
Revenue	$386	$448	$750	$387	$1,067	$372	$945	$326
Loss from Operations	(223)	(413)	(211)	(572)	(129)	(396)	(248)	(3,600)
Net Loss	(90)	(535)	(156)	(731)	(299)	(437)	(313)	(3,275)
Loss per Share (Basic and Diluted):
Net Loss from Continuing Operations	$(0.56)	$(1.41)	$(0.58)	$(1.92)	$(0.74)	$(1.35)	$(0.83)	$(9.70)
Discontinued Operations	—	(0.04)	—	(0.07)	—	(0.07)	—	(1.40)
Extraordinary Gain on Debt Extinguishment	0.33	—	0.19	—	0.01	0.25	0.10	2.56

Net Loss	$(0.23)	$(1.45)	$(0.39)	$(1.99)	$(0.73)	$(1.17)	$(0.73)	$(8.54)

        Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods.

        The Company purchased software resellers CorpSoft and Software Spectrum in March and June of 2002, respectively. Revenue attributable to these businesses was $53 million, $422 million, 742 million and $620 million in the first, second, third and fourth quarters of 2002, respectively.

        The Company recorded impairment charges of $44 million and $57 in the second and fourth quarters of 2002 related to a colocation facility in Boston, as well as excess communications inventory and certain corporate facilities in Colorado, which are classified as held for sale in other non-current assets. As a result of the completion of additional colocation space in Boston by other providers, the continued overabundance of communications equipment in the secondary markets, and the soft demand for office space in the metropolitan Denver area, the Company believes that these assets are obsolete and that the estimated future undiscounted cash flows attributable to these assets will be insufficient to recover their current carrying value. The new carrying values of these assets are based on offers received from third parties for the real estate properties or actual sales of similar communications assets.

        In December 2002, Level 3 sold one of its New York colocation facilities and a colocation facility near Boston. The Company recognized a loss on these transactions of approximately $81 million which is included in restructuring and impairment charges on the Consolidated Statements of Operations.

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

        The Company realized gains of $102 million and $89 million in the second and fourth quarters of 2002, respectively, attributable to the sale of Commonwealth Telephone common stock.

        Level 3 recognized an income tax benefit of $120 million in the first quarter of 2002 due to Federal tax legislation enacted in the period.

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

        The Company repurchased approximately $671 million of its long-term debt using cash and equity in 2002. The Company recognized extraordinary gains of approximately $130 million, $76 million, $5 million and $44 million during the first, second, third and fourth quarters of 2002, respectively. In addition, the Company recognized induced conversion expense related to the exchange of equity for convertible debt of $20 million and $68 million during the third and fourth quarters of 2002, respectively. The induced conversion expense is included in Other, net on the Consolidated Statements of Operations.

        The Company repurchased approximately $1.8 billion of its long-term debt using cash and equity in 2001. The Company recognized extraordinary gains of approximately $93 million and $981 million on these transactions in the third and fourth quarters of 2001, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 2003.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE Name: James Q. Crowe Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Chairman of the Board	March 25, 2003
/s/ JAMES Q. CROWE James Q. Crowe	Chief Executive Officer and Director	March 25, 2003
/s/ KEVIN J. O'HARA Kevin J. O'Hara	President, Chief Operating Officer and Director	March 25, 2003
/s/ CHARLES C. MILLER, III Charles C. Miller, III	Vice Chairman and Executive Vice President	March 25, 2003
/s/ SUREEL A. CHOKSI Sureel A. Choksi	Group Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2003
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Vice President and Controller (Principal Accounting Officer)	March 25, 2003
/s/ R. DOUGLAS BRADBURY R. Douglas Bradbury	Vice Chairman	March 25, 2003
/s/ MOGENS C. BAY Mogens C. Bay	Director	March 25, 2003
/s/ RICHARD R. JAROS Richard R. Jaros	Director	March 25, 2003
/s/ ROBERT E. JULIAN Robert E. Julian	Director	March 25, 2003
/s/ DAVID C. MCCOURT David C. McCourt	Director	March 25, 2003
/s/ JOHN T. REED John T. Reed	Director	March 25, 2003
/s/ KENNETH E. STINSON Kenneth E. Stinson	Director	March 25, 2003
/s/ COLIN V. K. WILLIAMS Colin V. K. Williams	Director	March 25, 2003
/s/ MICHAEL YANNEY Michael Yanney	Director	March 25, 2003

CERTIFICATIONS*

        I, James Q. Crowe, certify that:

        1.    I have reviewed this annual report on Form 10-K of Level 3 Communications, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ JAMES Q. CROWE James Q. Crowe Chief Executive Officer

*
Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

CERTIFICATIONS*

        I, Sureel A. Choksi, certify that:

        1.    I have reviewed this annual report on Form 10-K of Level 3 Communications, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ SUREEL A. CHOKSI Sureel A. Choksi Chief Financial Officer

*
Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Level 3 Communications, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Q. Crowe, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JAMES Q. CROWE James Q. Crowe Chief Executive Officer March 25, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Level 3 Communications, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sureel A. Choksi, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ SUREEL A. CHOKSI Sureel A. Choksi Chief Financial Officer March 25, 2003