Form 10-K/A
period 2002-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2003-04-11
CIK 794323

Use these links to rapidly review the document
Table of Contents
LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-K/A-1

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of June 28, 2002, the aggregate market value of common stock held by non-affiliates of the registrant approximated $1.0 billion based upon the closing price of the common stock as reported on the Nasdaq National Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

Portions of the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

Explanatory Note

        Level 3 Communications, Inc. (the "Registrant") filed its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Annual Report") with the Securities and Exchange Commission on March 26, 2003. Subsequent to March 26, 2003, the Registrant discovered typographical or computational errors on the cover page of the Annual Report and in footnote No. 15 to the Registrant's consolidated financial statements for the year ended December 31, 2002 with respect to the reporting of the 2002 geographic financial information for the Communications segment. This Annual Report on Form 10-K/A-1 is being filed solely to correct those typographical or computational errors. For the convenience of the reader, the Registrant has determined to re-file the entire Annual Report as corrected. No other changes have been made to the Annual Report as filed on March 26, 2003, other than the corrections identified above.

        Level 3 Communications, Inc. ("Level 3") files reports with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. Level 3's website (www.Level3.com) contains a significant amount of information about Level 3, including Level 3's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through the Level 3 website.

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
10.8.5	Transition Services Agreement, dated as of February 4, 2003, by and among the Purchasers and the Sellers (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 4, 2003).
10.9	Warrant Agreement, dated as of April 15, 2002, between the Registrant and Walter Scott, Jr. (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
21	List of subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
23.1	Consent of KPMG LLP
23.2	Information Regarding Consent of Arthur Andersen LLP
99	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002

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

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
2002
Revenue:
North America	$1,000	$1,391	$84	$30	$2,505
Europe	101	488	—	—	589
Asia	—	54	—	—	54

	$1,101	$1,933	$84	$30	$3,148

EBITDA:
North America	$285	$36	$20	$10	$351
Europe	(4)	6	—	—	2
Asia	—	1	—	—	1

	$281	$43	$20	$10	$354

Gross Capital Expenditures:
North America	$177	$15	$1	$2	$195
Europe	23	—	—	—	23
Asia	—	—	—	—	—

	$200	$15	$1	$2	$218

Depreciation and Amortization:
North America	$674	$25	$3	$5	$707
Europe	94	1	—	—	95
Asia	—	—	—	—	—

	$768	$26	$3	$5	$802

2001
Revenue:
North America	$1,137	$110	$87	$25	$1,359
Europe	161	13	—	—	174

	$1,298	$123	$87	$25	$1,533

EBITDA:
North America	$(139)	$4	$23	$(7)	$(119)
Europe	(183)	2	—	—	(181)

	$(322)	$6	$23	$(7)	$(300)

Gross Capital Expenditures:
North America	$2,131	$17	$5	$1	$2,154
Europe	171	—	—	—	171

	$2,302	$17	$5	$1	$2,325

Depreciation and Amortization:
North America	$894	$15	$3	$6	$918
Europe	202	2	—	—	204

	$1,096	$17	$3	$6	$1,122

2000
Revenue:
North America	$744	$103	$190	$22	$1,059
Europe	113	12	—	—	125

	$857	$115	$190	$22	$1,184

EBITDA:
North America	$(407)	$2	$86	$7	$(312)
Europe	(174)	4	—	—	(170)

	$(581)	$6	$86	$7	$(482)

Capital Expenditures:
North America	$4,573	$11	$2	$—	$4,586
Europe	989	1	—	—	990

	$5,562	$12	$2	$—	$5,576

Depreciation and Amortization:
North America	$438	$18	$5	$6	$467
Europe	110	2	—	—	112

	$548	$20	$5	$6	$579

Identifiable Assets
December 31, 2002
North America	$5,296	$763	$296	$1,533	$7,888
Europe	881	155	—	30	1,066
Asia	—	9	—	—	9

	$6,177	$927	$296	$1,563	$8,963

December 31, 2001
North America	$6,256	$74	$303	$1,566	$8,199
Europe	1,001	5	—	37	1,043
Discontinued Asian Operations	74	—	—	—	74

	$7,331	$79	$303	$1,603	$9,316

Long-Lived Assets (excluding Goodwill)
December 31, 2002
North America	$5,193	$132	$15	$587	$5,927
Europe	820	3	—	—	823
Asia	—	—	—	—	—

	$6,013	$135	$15	$587	$6,750

December 31, 2001
North America	$6,038	$50	$16	$230	$6,334
Europe	919	1	—	—	920

	$6,957	$51	$16	$230	$7,254

Goodwill
December 31, 2002
North America	$69	$208	$—	$—	$277
Europe	—	2	—	—	2
Asia	—	—	—	—	—

	$69	$210	$—	$—	$279

December 31, 2001
North America	$28	$—	$—	$—	$28
Europe	—	—	—	—	—

	$28	$—	$—	$—	$28

        Product information for the Company's communications segment follows:

	Services	Reciprocal Compensation	Up-front Dark Fiber	Total
Communications Revenue
2002
North America	$878	$122	$—	$1,000
Europe	101	—	—	101

	$979	$122	$—	$1,101

2001
North America	$715	$134	$288	$1,137
Europe	161	—	—	161

	$876	$134	$288	$1,298

2000
North America	$480	$55	$209	$744
Europe	113	—	—	113

	$593	$55	$209	$857

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April, 2003.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ NEIL J. ECKSTEIN Name: Neil J. Eckstein Title: Vice President

CERTIFICATIONS*

        I, James Q. Crowe, certify that:

        1.    I have reviewed this annual report on Form 10-K/A-1 of Level 3 Communications, Inc.;

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

Date: April 11, 2003

/s/ JAMES Q. CROWE James Q. Crowe Chief Executive Officer

*
Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

CERTIFICATIONS*

        I, Sureel A. Choksi, certify that:

        1.    I have reviewed this annual report on Form 10-K/A-1 of Level 3 Communications, Inc.;

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

Date: April 11, 2003

/s/ SUREEL A. CHOKSI Sureel A. Choksi Chief Financial Officer

*
Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.