Form 10-Q
period 2003-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2003-05-14
CIK 794323

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

(720) 888-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

The number of shares outstanding of each class of the issuer’s common stock, as of May 2, 2003:

Common Stock: 462,484,528 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.	Unaudited Financial Statements:

Consolidated Condensed Statements of Operations
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flows
Consolidated Condensed Statement of Changes in Stockholders’ Deficit
Consolidated Condensed Statements of Comprehensive Income (Loss)
Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2003	2002
Revenue:
Communications (Note 3)	$708	$278
Information Services	526	80
Coal Mining	16	20
Other	—	8
Total revenue	1,250	386
Costs and Expenses:
Cost of revenue:
Communications	89	66
Information Services	478	67
Coal Mining	14	13
Total cost of revenue	581	146
Depreciation and amortization	208	210
Selling, general and administrative	275	253
Restructuring charges	11	—
Total costs and expenses	1,075	609
Income (Loss) from Operations	175	(223)
Other Income (Expense):
Interest income	5	9
Interest expense, net	(140)	(129)
Other, net and gains on extinguishments of debt	74	134
Total other income (expense)	(61)	14
Income (Loss) Before Income Taxes	114	(209)
Income Tax Benefit	—	119
Net Income (Loss) Before Change in Accounting Principle	114	(90)
Cumulative Effect of Change in Accounting Principle	5	—
Net Income (Loss)	$119	$(90)

Basic Earnings (Loss) per Share:
Net Income (Loss) Before Change in Accounting Principle	$0.25	$(0.23)
Cumulative Effect of Change in Accounting Principle	0.01	—
Net Income (Loss).	$0.26	$(0.23)
Diluted Earnings (Loss) per Share:
Net Income (Loss) Before Change in Accounting Principle	$0.21	$(0.23)
Cumulative Effect of Change in Accounting Principle	0.01	—
Net Income (Loss)	$0.22	$(0.23)

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(unaudited)

(dollars in millions)	March 31, 2003	December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$944	$1,142
Restricted cash	79	99
Accounts receivable, less allowances of $31 and $29, respectively	420	539
Other	117	154
Total Current Assets	1,560	1,934

Net Property, Plant and Equipment	6,043	6,010
Restricted Cash	469	467
Goodwill	285	279
Intangibles	220	101
Other Assets, net	186	172
	$8,763	$8,963

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(unaudited)

(dollars in millions, except per share data)	March 31, 2003	December 31, 2002

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$492	$691
Current portion of long-term debt	124	4
Accrued payroll and employee benefits	126	148
Accrued interest	88	92
Deferred revenue	117	199
Other	236	219
Total Current Liabilities	1,183	1,353

Long-Term Debt, less current portion	6,167	6,102
Deferred Revenue	925	1,264
Accrued Reclamation Costs	86	92
Other Liabilities	460	392

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 453,405,681 outstanding in 2003 and 443,556,864 outstanding in 2002	5	4
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	6,332	6,273
Accumulated other comprehensive loss	(129)	(132)
Accumulated deficit	(6,266)	(6,385)
Total Stockholders’ Deficit	(58)	(240)
	$8,763	$8,963

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2003	2002

Cash Flows from Operating Activities:
Net Income (Loss)	$119	$(90)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principle	(5)	—
Equity earnings, net	(1)	(4)
Depreciation and amortization	208	210
Gain on debt extinguishments, net	—	(130)
Dark fiber and submarine cable non-cash cost of revenue	—	2
(Gain) loss on sale of property, plant and equipment, toll-road operations and other assets	(69)	2
Non-cash expense attributable to stock awards	23	64
Deferred revenue	(348)	23
Accrued interest on marketable securities	—	5
Amortization of debt issuance costs	5	3
Accreted interest on long-term discount debt	26	27
Accrued interest on long-term debt	—	(21)
Change in working capital items net of amounts acquired:
Receivables	119	35
Other current assets	50	(15)
Payables	(199)	(165)
Other liabilities	(27)	(4)
Other	(6)	(7)
Net Cash Used in Operating Activities	(105)	(65)

Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	—	200
Decrease in restricted cash and securities, net	7	18
Capital expenditures	(25)	(53)
Release of capital expenditure accruals	6	—
Genuity transaction	(143)	—
Investments and acquisitions	(1)	(14)
McLeod business transaction	—	(50)
CorpSoft acquisition, net of cash acquired of $34	—	(89)
Proceeds from sale of toll-road operations	46	—
Proceeds from sale of property, plant and equipment, and other assets	16	6
Net Cash Provided by (Used in) Investing Activities	(94)	18

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2
Purchases of and payments on long-term debt, including current portion	(1)	(90)
Net Cash Used in Financing Activities	(1)	(88)

Net Cash Used in Discontinued Operations	—	(47)

Effect of Exchange Rates on Cash and Cash Equivalents	2	(5)

Net Change in Cash and Cash Equivalents	(198)	(187)

Cash and Cash Equivalents at Beginning of Period	1,142	1,297

Cash and Cash Equivalents at End of Period	$944	$1,110

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$109	$116

Noncash Investing and Financing Activities:
Common stock issued in exchange for long term debt	$20	$32
Long-term debt extinguished due to sale of toll-road operations	139	—

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2003

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2002	$4	$6,273	$(132)	$(6,385)	$(240)

Common Stock:
Issued to extinguish long-term debt	—	20	—	—	20
Stock plan grants	—	18	—	—	18
Shareworks plan	1	21	—	—	22

Net Income	—	—	—	119	119

Other Comprehensive Income	—	—	3	—	3

Balances at March 31, 2003	$5	$6,332	$(129)	$(6,266)	$(58)

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2003	2002

Net Income (Loss)	$119	$(90)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation gains (losses)	6	(23)
Unrealized holding losses and other arising during period	(3)	(1)
Reclassification adjustment for gains included in net income (loss)	—	5

Other Comprehensive Income (Loss), Before Tax	3	(19)

Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—

Other Comprehensive Income (Loss) Net of Taxes	3	(19)

Comprehensive Income (Loss)	$122	$(109)

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

1.             Summary of Significant Accounting Policies

The consolidated condensed financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the “Company” or “Level 3”) in which it has control, which are engaged in enterprises primarily related to communications, information services, and coal mining.  Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis.  Investments in other companies in which the Company exercises significant influence over operating and financial policies or has significant equity ownership are accounted for by the equity method.  All significant intercompany accounts and transactions have been eliminated.

The consolidated condensed balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 2002 has been condensed from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K as amended, for the year ended December 31, 2002.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period.  Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

The Company’s communications business provides a broad range of integrated communications services primarily in the United States and Europe as a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services). The Company has created, through a combination of construction, purchase and leasing of facilities and other assets, an advanced international, end-to-end, facilities-based communications network.  The Company has built and continues to upgrade the network based on optical and Internet Protocol technologies in order to leverage the efficiencies of these technologies to provide lower cost communications services.

Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem, voice and dark fiber revenue, is recognized monthly as the services are provided based on contractual amounts expected to be collected.  Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement.

It is the Company’s policy to recognize termination/settlement revenue when certain conditions have been met. These conditions include: 1) the customer has accepted all or partial delivery of the asset or service; 2) Level 3 has received consideration for the asset or service provided; and 3) Level 3 is not legally obligated to provide additional product or services to the customer or their successor under the original contract.  Termination/settlement revenue is recognized in situations where a customer and Level 3 mutually agree to terminate all or a portion of the service provided, or the customer and/or its assets fail to emerge from bankruptcy and, therefore, Level 3 is not obligated to provide additional product or services to the customer or its successor.  If the conditions described above are met, the Company will recognize termination/settlement revenue equal to the fair value of consideration received, less any amounts previously recognized.  Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. In addition, termination revenue is recognized  when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet.  Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred.  Termination/settlement revenue is reported in the same manner as the original product or service provided, and amounted to $326 million during the first three months of 2003 (See Note 3).

The Company is obligated under dark fiber IRUs and other capacity agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

Level 3’s customer contracts require the Company to provide certain service level commitments.  If Level 3 does not meet the required service levels, it may be obligated to provide credits, usually in the form of free service for a short period of time.  Services that result from providing these credits are not included in revenue and to date, have not been material.

Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party circuit costs directly attributable to the network, as well as costs of assets sold which were immaterial in the quarters ended March 31, 2003 and 2002.

The Company’s information services business is comprised of two operating units: (i)Structure, a provider of computer infrastructure outsourcing services, and Software Spectrum, Inc. (“Software Spectrum”), a global distributor, marketer and reseller of business software. (i)Structure provides outsourcing services, typically through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts, (i)Structure recognizes revenue in the month the service is provided, generally equal to the contract value recognized on a straight-line basis.  Cost of revenue for these businesses includes costs attributable to employees directly responsible for supporting the customer’s operations, software/hardware maintenance, software/hardware rental and leased data circuits.

Software Spectrum is a reseller of business software.  Accounting literature provides guidance to enable companies to determine whether revenues from the reselling of goods and services should be recorded on a “gross” or “net” basis.  The Company believes that the facts and circumstances of the Software Spectrum business, particularly those involving pricing and credit risk, indicate that the majority of Software Spectrum’s sales should be recorded on a “gross” basis.  The latitude and ability of Software Spectrum to establish the selling price to the customer is a clear indication of “gross” revenue reporting. The assumption of credit risk is another important factor in determining “gross” versus “net” reporting. Software Spectrum has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from its customers. Software Spectrum is also solely responsible for determining the creditworthiness of its customers.

Microsoft Corporation, a significant supplier of software to Software Spectrum, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities.  Software Spectrum only recognizes the service fee as revenue and not the entire value of the software for sales under this program. The Company continues to sell Microsoft products under the old licensing programs but has recently experienced an increase in the level of sales under this new program. If Microsoft is able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a “net” basis, the Company may experience a significant decline in information services revenue and a comparable decline in cost of revenue.

Revenue is recognized from software sales at the time of product shipment, or in accordance with terms of licensing contracts, when the price to the customer is fixed, and collectibility is reasonably assured. Revenue from maintenance contracts is recognized when invoiced, the license period has commenced, when the price to the customer is fixed, and collectibility is reasonably assured, as Software Spectrum has no future obligations associated with future performance under these maintenance contracts.  Advance billings are recorded as deferred revenue until services are provided. Cost of revenue includes direct costs of the licensing activity and costs to purchase and distribute software. The costs directly attributable to advance billings are deferred and included in Other Current Assets on the consolidated condensed balance sheet.  Rebate income received from software publishers is recognized as a reduction of cost of revenue in the period in which the rebate is earned based on a systematic allocation of the total rebate that is probable.

In June 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”).  SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset.  SFAS No. 143 was effective for the Company beginning on January 1, 2003.  The Company’s coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The net effect of the adoption of SFAS No. 143 to the Company’s coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which will be amortized to expense in future years) and was reflected as a cumulative-effect adjustment in the consolidated condensed statement of operations.  The communications business has entered in to certain colocation leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition.  The Company has also entered in to right-of-way agreements for its intercity and metropolitan networks that may require the removal of the conduit upon termination of the agreement. Upon adoption of this standard on January 1, 2003, the Company also recorded obligations and corresponding assets of approximately $31 million upon adoption of SFAS No. 143 on January 1, 2003 for these lease and right of way agreements.  Accretion of asset retirement obligation expense of $2 million was recorded during the first quarter of 2003; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $117 million at March 31, 2003.  The Company has restricted cash of approximately $38 million set aside to fund the reclamation liabilities.  Accretion expense of $1 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated condensed statements of operations.  Accretion expense of $1 million related to the Company’s coal mining business was recorded in cost of revenue on the consolidated condensed statements of operations.  If SFAS No. 143 had been in effect as of January 1, 2002, asset retirement obligations of $107 million would have been recorded.  Accretion of asset retirement obligation expense of $2 million would have been recorded during the first quarter of 2002, resulting in a net loss of $92 million (bringing the total asset retirement obligation to $109 million at March 31, 2002).  The additional $2 million of accretion expense in the first quarter of 2002 would not have affected the loss per share amounts presented for the period.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”).  SFAS No. 145 was effective for fiscal years beginning and certain transactions entered into after May 15, 2002.  SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.   Previously, FASB Statement No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations.  APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future.  Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB Opinion No. 30 should be reclassified.  Upon adoption of SFAS No. 145, due to the recurring nature of its debt repurchases and exchanges, the Company reclassified the related gains previously classified as extraordinary gains during the three months ended March 31, 2002 of $130 million in the statement of operations to other non-operating income.

On January 1, 2003 the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”).  Under SFAS No. 146 the Company can no longer record estimated losses upon the decision to exit a business.  The Company’s information services business announced, in April 2003, that it will exit the systems integration business.  The Company expects to incur costs for workforce reductions, lease terminations and loss of tax incentives as a result of this decision.  Due to the adoption of SFAS No. 146, the Company will not record the anticipated losses nor the costs associated with closing the business (estimated to be from $6 - $7 million) until they are actually incurred.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company has not entered in to any material arrangements or guarantees that meet the criteria of this interpretation and the adoption of this interpretation did not have a material effect on its results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 addresses consolidation by business enterprises of variable interest entities.  A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest:  The direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur and, lastly, the right to receive the expected residual returns of the entity if they occur.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.   The adoption of FIN 46 by the Company did not have a material effect on its financial results in the first quarter of 2003 and is not expected to have a material effect on its future results of operations or financial position as the Company has no unconsolidated variable interest entities.

In January 2003, the EITF addressed the accounting for subsequent investments in equity method investees after the suspension of equity method loss recognition in Issue No. 02-18: “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition” (“EITF 02-18”).  The EITF reached a consensus that if the additional investment, in whole or in part, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses.  EITF 02-18 should be applied to additional investments in equity-method investees made subsequent to February 5, 2003, and previously suspended cumulative losses existing at the time of that investment.  The Company has not made any additional investments in investees in which equity method loss recognition has been suspended and does not expect EITF 02-18 to have a material effect on its results of operations or financial position.

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Net operating losses not utilized can be carried forward for 20 years to offset future taxable income.  A valuation allowance has been recorded against deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable. Federal legislation enacted in 2002 permitted the Company to apply unutilized net operating losses against 1996 taxable income.  As a result, the Company recognized a federal income tax benefit and received a refund of $119 million in the first quarter of 2002.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.

2.  Acquisitions

On February 4, 2003, Level 3 completed the acquisition of substantially all of the assets and operations of Genuity, Inc. (“Genuity”), a Tier 1 Internet Protocol (IP) communications company.  The total cash consideration, including expected transaction costs, was approximately $144 million including approximately $60 million in cash consideration to the Genuity bankruptcy estate plus approximately $77 million in cash to reimburse the estate for payments on assumed capital lease obligations related to network operating equipment.  In addition, Level 3 assumed certain of Genuity’s long term operating agreements.  Level 3 entered into certain transactions with Genuity prior to the acquisition of Genuity by Level 3, whereby it received cash for communications services to be provided in the future.  As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the Genuity transaction by $76 million, the amount of the unamortized deferred revenue balance on February 4, 2003.  The preliminary fair value of the acquired assets and liabilities was determined based on an independent third-party valuation.  The results of operations attributable to the Genuity assets and liabilities are included in the 2003 consolidated condensed statements from the date of acquisition. The Genuity transaction provides Level 3 the opportunity to acquire high-quality customers and create additional value by leveraging the network and operating synergies of the combined business.

The terms of the transaction also provide for post-closing purchase price adjustments related to the amount of (a) annualized recurring revenue, (b) various prepaid items and deposits, (c) property taxes payable on purchased property, (d) severance payments to certain of Genuity’s former employees and (e) an adjustment based on the aggregate dollar value of rejection claims in the Genuity bankruptcy estate.  These adjustments are expected to be identified within 120 days following the acquisition date.

In January 2002, Level 3 completed the acquisition of the wholesale dial-up access business of McLeodUSA Incorporated (“McLeod”), for approximately $51 million in cash consideration and the assumption of certain operating liabilities related to that business.  The acquisition included customer contracts, approximately 350 POPs (Points of Presence) and related facilities across the U.S., equipment, underlying circuits and certain employees. The allocation of the purchase price resulted in the cash consideration plus assumed liabilities exceeding the fair value of the identifiable tangible and intangible assets acquired by approximately $41 million, which was recorded as goodwill.   The results of operations attributable to the McLeod assets and liabilities are included in the consolidated condensed statements of operations from the date of acquisition.

In March 2002, the Company acquired privately held CorpSoft, Inc. (“CorpSoft”), a global provider, marketer and reseller of business software.  Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction was valued at approximately $95 million, adjusted for CorpSoft’s $34 million cash position on the acquisition date.  The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $135 million based on an independent formal valuation of the value of the assets, and the Company’s estimate of liabilities acquired.

In June 2002, the Company completed the acquisition of Software Spectrum, Inc., a global provider, marketer and reseller of business software.  Software Spectrum shareholders received $37 in cash from Level 3 for each share of Software Spectrum common stock.  The total cash consideration, including outstanding options and transaction costs, was approximately $135 million.  The transaction was valued at approximately $95 million, adjusted for Software Spectrum’s $40 million cash position on the acquisition date.  The $135 million purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $79 million based on an independent formal valuation of the value of the assets, and the Company’s estimate of liabilities acquired.

The results of CorpSoft and Software Spectrum’s operations are included in the consolidated condensed statements of operations from the dates of acquisition.  Level 3 expects these acquisitions will enable its information services business to leverage CorpSoft and Software Spectrum’s customer base, worldwide presence and relationships to expand its portfolio of services.  The Company believes that companies will, over time seek to gain information technology operating efficiency by acquiring software functionality and data storage capability as commercial services purchased and then delivered over broadband networks such as the Level 3 network.  As a result, Level 3 expects to utilize its network infrastructure to facilitate the deployment of software to CorpSoft and Software Spectrum’s customers.

Effective on December 31, 2002, CorpSoft was merged with and into Software Spectrum, with Software Spectrum being the surviving company.

The following is unaudited pro-forma financial information of the Company assuming the acquisitions of McLeod, CorpSoft, Software Spectrum and Genuity had occurred at the beginning of the periods presented:

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2003	March 31, 2002

Revenue	$1,318	$1,094
Net Income (Loss) before Change in Accounting Principles	115	(265)
Net Income (Loss)	120	(265)
Net Income (Loss) per Share—Basic	0.27	(0.68)

The distressed financial condition of Genuity has resulted in the deterioration of its recurring revenue base.  Level 3 expects revenue to be significantly below historical results reported by Genuity as a result of customers disconnecting service.  The Company also expects to reject certain customer contracts that will also result in a decrease in revenue.  In 2002, Genuity recorded impairment charges related to deployed assets, assets held for sale, goodwill and intangibles, as well as lease termination charges for abandoned facilities.  These charges have not been reflected in the pro-forma information as Level 3 recorded the assets at or below their fair value and is not assuming the lease obligations for the abandoned facilities.  Genuity also recorded restructuring charges for workforce reduction initiatives in 2002.  These amounts have not been removed from the pro forma information.

Included in the actual results and pro-forma financial information for the quarter ended March 31, 2003 are certain amounts which impact the comparability of the results, including $294 million of revenue related to a contract settlement for which the revenue had been in the process of being recognized over the contract term and a $70 million gain on the sale of the Company’s interest in its toll road operations.  Included in the actual results and pro-forma financial information for the quarter ended March 31, 2002 are certain amounts which impact the comparability of the results, including gains of $130 million as a result of the early extinguishments of certain long-term debt.

The following are the assets and liabilities acquired in the McLeod, CorpSoft, Software Spectrum and Genuity transactions as of their respective acquisition dates:

(dollars in millions)	McLeod	CorpSoft	Software Spectrum	Genuity

Assets:
Cash and cash equivalents	$—	$34	$40	$—
Accounts receivable	—	134	130	—
Other current assets	—	18	3	13
Property, plant and equipment, net	12	6	13	259
Identifiable intangibles	49	26	49	131
Goodwill	41	135	79	—
Other assets	—	6	1	43
Total Assets	102	359	315	446

Liabilities:
Accounts payable	—	183	138	1
Accrued payroll	—	19	19	—
Other current liabilities	43	7	23	41
Current portion of long-term debt	8	—	—	121
Long-term debt	—	—	—	188
Deferred revenue – Genuity	—	—	—	6
Deferred revenue - Level 3	—	—	—	(76)
Other liabilities	—	21	—	21
Total Liabilities	51	230	180	302

Purchase Price	$51	$129	$135	$144

The assets and liabilities acquired in the Genuity acquisition were determined based on an independent third party valuation.  The purchase price allocation is preliminary and could change significantly.

On April 4, 2003, the Company announced that it will exit the managed hosting portion of the business it acquired through its recent transaction with Genuity.  The Company has signed an agreement under which its hosting customers and operations will be served by Computer Sciences Corporation (“CSC”).  Due to the decision to exit the managed hosting portion of the business, which had been contemplated at the time of acquisition, the net operating results of the business have not been consolidated in the consolidated condensed statement of operations.  Level 3 does not expect to realize any proceeds from the sale of the hosting business to CSC.  Level 3 continues to review the operations of Genuity to see how they will assist in providing communications and information services.

3.  Settlement Revenue

In February 2003, Level 3 and XO Communications (“XO”) amended their 1998 cost sharing and IRU agreement.  As part of the 1998 agreement, XO purchased 24 fibers and one empty conduit along Level 3’s North American intercity network.  The amended agreement, among other things, requires XO to return six fibers and the empty conduit to Level 3.  In return Level 3 will 1) reduce the annual operations and maintenance (“O&M”) charges XO was required to pay under the original agreement, 2) provide XO an option, expiring July 2007, to acquire a 20 year IRU for a single conduit within or along Level 3’s intercity network and 3) provide XO an option to purchase up to 25% of the fiber installed in the next conduit within or along each segment of the intercity network.

As individual segments were delivered, Level 3 deferred and amortized the revenue attributable to the conduit over the term of the original agreement.  As a result of the amended agreement, Level 3 has no further obligation with respect to the original conduit, and thus recognized $294 million of communications revenue related to the remaining unamortized deferred revenue, less the fair values of the other separable elements that met the relevant accounting criteria.  An independent third-party valuation firm was used to determine the fair value of these other elements.

4.  Sale of Toll-Road Operations

On January 3, 2003, California Private Transportation Company (“CPTC”), a majority owned subsidiary of the Company, sold the “91 Express Lanes” toll road in Orange County, California to the Orange County Transportation Authority.  The Company received net proceeds from the sale of $46 million and recognized a gain of approximately $70 million.  The Company’s total long-term debt was reduced by approximately $139 million as a result of the sale as the debt incurred to finance the construction of the toll road had been consolidated due to the Company’s 65% equity interest in CPTC.

5.  Discontinued Asian Operations

In December 2001, Level 3 announced that it had agreed to sell its Asian telecommunications business to Reach Ltd. for no cash consideration.  The agreement covered subsidiaries that included the Asian network operations, assets, liabilities and future financial obligations. This included Level 3’s share of the Northern Asian cable system, capacity on the Japan-US cable system, capital and operational expenses related to these two systems, gateways in Hong Kong and Tokyo, and existing customers on Level 3’s Asian network.

The transaction closed on January 18, 2002.  Based upon the terms of the agreement, the Company was required to pay approximately $49 million for certain capital obligations for the two submarine systems to be sold to Reach, and estimated transaction costs.  The Company paid $47 million of the accrued liability during the first quarter of 2002.

The 2002 operating results through the transaction date were not significant.

6.  Restructuring and Impairment Charges

In 2001, the Company reduced its global work force, primarily in the communications business in the United States and Europe by approximately 2,700 employees due to the duration and severity of the slowdown in the economy and the telecommunications industry. Restructuring charges of $108 million were recorded in 2001 of which $66 million related to staff reduction and related costs and $42 million to real estate lease termination costs.

In the second and third quarters of 2002, Level 3 recorded restructuring charges of $8 million for costs associated with workforce reductions of approximately 300 employees in North America and Europe.  The workforce reductions were primarily related to the integration of CorpSoft and Software Spectrum as well as to ensure a cost structure appropriate for the difficult communications market.  The Company reversed  $13 million of restructuring liabilities during the year ending December 31, 2002, due to the successful termination of leases for less than had originally been estimated in 2001.

In the first quarter of 2003, Level 3 announced workforce reductions that would ultimately affect approximately 800 employees in the communications business by the end of 2003.  These actions were primarily a result of the integration of acquired operations in the Genuity transaction into Level 3’s operations and the company matching its European cost structure with expected revenues.  As of March 31, 2003, the Company had notified approximately 200 employees that they would be affected by these actions.   The Company recorded restructuring charges of approximately $11 million related to these actions in the first quarter of 2003.

As of March 31, 2003, the Company had paid $5 million in costs associated with these workforce reductions.  A summary of the restructuring charges and related activity follows:

	Severance and Related
	Number of		Facilities Related
	Employees	Amount	Amount
		(in millions)	(in millions)
Balance December 31, 2001	354	$17	$41
2002 Charges	300	8	—
2002 Reductions of 2001 Charges	—	—	(13)
2002 Payments	(599)	(22)	(18)
Balance December 31, 2002	55	3	10
2003 Charges	200	11	—
2003 Reductions of Previous Charges	—	—	—
2003 Payments	(157)	(7)	(1)
Balance March 31, 2003	98	$7	$9

Impairments

Level 3 continues to conduct a comprehensive review of its communications assets, specifically assets deployed in and along its intercity network, in its gateway facilities and its colocation facilities and obligations.  It is possible that additional communications equipment may be identified as obsolete or excess and additional impairment charges recorded to reflect the realizable value of these assets in future periods.

7.  Earnings (Loss) Per Share

The following details the earnings (loss) per share calculations for the Level 3 common stock:

	Three Months Ended March 31, 2003
(dollars in millions, except per share data)	Income	Weighted Average Shares Outstanding	Per-Share Amount
		(in thousands)

Basic Earnings Per Share:
Net Income Before Change in Accounting Principle	$114	450,824	$0.25
Cumulative Effect of Change in Accounting Principle	5	450,824	0.01
Net Income.	$119	450,824	$0.26

Effect of Dilutive Securities:
Options and warrants	—	44,874
Interest Expense Related to Convertible debt	25	150,238
Shareworks Match Plan	—	3,764

Diluted Earnings Per Share:
Net Income Before Change in Accounting Principle	$139	649,700	$0.21
Cumulative Effect of Change in Accounting Principle	5	649,700	0.01
Net Income	$144	649,700	$0.22

The income available to common stockholders, for the diluted earnings per share calculation, was increased by $25 million to reflect the interest expense that would not have been recognized had the convertible debt securities been converted into common stock at the beginning of the period.

The dilutive effect of approximately 12 million Outperform Stock Options (“OSO”) and similar type units at March 31, 2003 have not been included in the computation of diluted loss per share because the options’ post-multiplier values were zero at March 31, 2003.  In addition, the effect of approximately 22 million non-qualified stock options and warrants outstanding at March 31, 2003 have not been included in the computation of diluted loss per share because their exercise price was greater than the average market price of the common stock for the period.

The Company had a loss from continuing operations for the three months ended March 31, 2002.  Therefore, the dilutive effect of the approximately 13 million shares issuable pursuant to the convertible subordinated notes at March 31, 2002 have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.  In addition, the dilutive effect of the approximately 57 million options and warrants outstanding at March 31, 2002 have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

	Three Months Ended March 31, 2002
(dollars in millions, except per share data)	Income	Weighted Average Shares Outstanding	Per-Share Amount
		(in thousands)
Basic and Diluted Loss Per Share:
Net Loss	$(90)	391,279	$(0.23)

8.             Receivables

Receivables at March 31, 2003 and December 31, 2002 were as follows (dollars in millions):

	Communications	Information Services	Coal	Other	Total
March 31, 2003
Accounts Receivable – Trade:
Services and Software Sales	$144	$292	$9	$—	$445
Joint Build Costs	1	—	—	—	1
Other Receivables	5	—	—	—	5
Allowance for Doubtful Accounts	(23)	(8)	—	—	(31)
	$127	$284	$9	$—	$420

December 31, 2002
Accounts Receivable – Trade:
Services and Software Sales	$58	$489	$10	$1	$558
Joint Build Costs	1	—	—	—	1
Other Receivables	9	—	—	—	9
Allowance for Doubtful Accounts	(24)	(5)	—	—	(29)
	$44	$484	$10	$1	$539

Other receivables primarily include non-service related receivables including European VAT (Value Added Taxes), sales tax refunds, equipment sales and other miscellaneous items.

The Company recognized bad debt expense in selling, general and administrative expenses of $4 million and $3 million for the periods ended March 31, 2003 and 2002, respectively.  The Company decreased accounts receivable and allowance for doubtful accounts by approximately $2 million and $4 million for the periods ended March 31, 2003 and 2002, respectively, for previously reserved for amounts the Company deemed as uncollectible.

9.             Property, Plant and Equipment, net

The Company has substantially completed the construction of its communications network. Costs associated directly with the network, including employee related costs, have been capitalized, and interest expense incurred during construction was capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. The Company generally capitalizes direct costs associated with network construction, provisioning of services and software development.  Capitalized labor and related expenses associated with employees and contract labor working on capital projects were approximately $12 million and $22 million for the three months ended March 31, 2003 and 2002, respectively.  Included in capitalized labor and related expenses was $1 million and $3 million of capitalized non-cash compensation expense related to options and warrants for the three months ended March 31, 2003 and 2002, respectively.  Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

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

During 2002 and 2003, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects.  As a result, the Company was able to release approximately $6 million of capital accruals for the period ended March 31, 2003 that had previously been reported as property, plant and equipment.  In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts which can result in changes to estimated costs of the construction projects.

Property, Plant and Equipment increased by $259 million during the quarter ending March 31, 2003, predominantly network infrastructure and operating equipment, due to the Genuity transaction.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

(dollars in millions)	Cost	Accumulated Depreciation	Book Value
March 31, 2003

Land and Mineral Properties	$179	$(16)	$163
Facility and Leasehold Improvements
Communications	1,280	(133)	1,147
Information Services	28	(6)	22
Coal Mining	65	(63)	2
Network Infrastructure	4,379	(523)	3,856
Operating Equipment
Communications	1,402	(702)	700
Information Services	84	(55)	29
Coal Mining	154	(146)	8
Network Construction Equipment	34	(14)	20
Furniture, Fixtures and Office Equipment	129	(90)	39
Construction-in-Progress	57	—	57
	$7,791	$(1,748)	$6,043

(dollars in millions)	Cost	Accumulated Depreciation	Book Value

December 31, 2002

Land and Mineral Properties	$178	$(13)	$165
Facility and Leasehold Improvements
Communications	1,260	(125)	1,135
Information Services	28	(5)	23
Coal Mining	65	(63)	2
CPTC	92	(17)	75
Network Infrastructure	4,212	(448)	3,764
Operating Equipment
Communications	1,280	(615)	665
Information Services	81	(55)	26
Coal Mining	78	(70)	8
CPTC	19	(13)	6
Network Construction Equipment	34	(12)	22
Furniture, Fixtures and Office Equipment	133	(87)	46
Construction-in-Progress	73	—	73
	$7,533	$(1,523)	$6,010

Depreciation expense was $194 million and $198 million for the three months ended March 31, 2003 and 2002, respectively.

10.  Goodwill

The Company adopted the provisions of SFAS No. 142 in January 2002.  SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful live.  However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test.  Level 3 has acquired several businesses since the adoption of SFAS No. 142. In January 2002, Level 3 completed the acquisition of McLeod’s wholesale dial-up business.  The total purchase price paid for the McLeod assets exceeded the fair value of the net identifiable tangible and intangible assets acquired and resulted in goodwill of $41 million.

In March and June of 2002, the Company acquired for $129 million and $135 million, including transaction costs, CorpSoft and Software Spectrum, respectively. The combined purchased price exceeded the fair value of the net tangible and intangible assets by approximately $214 million, which was recognized as goodwill, based on independent third party valuations of certain of the assets, and the Company’s estimates of the liabilities acquired.  The purchase price allocation for the CorpSoft acquisition was finalized during the first quarter of 2003.

Level 3 purchased substantially all of the assets and operations of Genuity in February 2003.  A preliminary valuation performed by a third party, indicated that the assets acquired and the Company’s estimate of obligations assumed approximated the purchase price paid.  As a result, the Company did not recognize goodwill in this transaction.

In 1998, the Company acquired XCOM Technologies Inc. and its softswitch technology.  As of January 1, 2002, the Company had $30 million of unamortized goodwill remaining attributable to this acquisition.

11.  Intangibles, Net

As of March 31, 2003, $26 million, $68 million, and $126 million of intangibles, net of amortization, are attributable to the McLeod, Software Spectrum (including CorpSoft) and Genuity acquisitions, respectively.

The Company has attributed approximately $49 million of the McLeod purchase price to customer contracts with an amortization period equal to the term of the primary contract of approximately 30 months.

The Company has attributed approximately $26 million and $49 million of the CorpSoft and Software Spectrum purchase prices, respectively, to customer relationship intangible assets with amortization periods equal to ten years.

The Company has attributed approximately $131 million of the Genuity purchase price to identifiable intangible assets, including $93 million to specific customer contracts and $38 million to the existing customer base.  Level 3 expects to amortize these intangibles over periods ranging from 3-5 years.

Intangible asset amortization expense was $13 million and $11 million for the three months ended March 31, 2003 and 2002, respectively.

The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2003-$56 million; 2004-$50 million; 2005-$39 million; 2006-$39 million and 2007-$15 million.

12.  Other Assets, Net

At March 31, 2003 and December 31, 2002 other assets consisted of the following:

(dollars in millions)	March 31, 2003	December 31, 2002

Investments	$23	$21
Debt Issuance Costs, net	89	93
Prepaid Network Assets	31	11
Assets Held for Sale	29	10
Employee and Officer Notes Receivable	3	3
CPTC Deferred Development and Financing Costs	—	19
Other	11	15
	$186	$172

The Company holds equity positions in two publicly traded companies: RCN Corporation (“RCN”) and Commonwealth Telephone Enterprises, Inc. (“Commonwealth Telephone”).  RCN is a facilities-based provider of bundled local and long distance phone, cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago. Commonwealth Telephone owns Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc. a competitive local exchange carrier.

On February 22, 2002, Level 3 Holdings, Inc., a wholly owned subsidiary of the Company, agreed to acquire from Mr. David C. McCourt, a director of the Company, his 10% interest in Level 3 Telecom Holdings, Inc., the Company’s subsidiary that indirectly holds the Company’s ownership interests in RCN and Commonwealth Telephone.  The total cash consideration paid to Mr. McCourt in this transaction was $15 million and was accounted for as goodwill attributable to the RCN and Commonwealth Telephone investments.

On March 31, 2003, Level 3 owned approximately 24% and 4% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for its investment in each entity using the equity method.  The market value of the Company’s investment in RCN and Commonwealth Telephone was $19 million and $40 million, respectively, on March 31, 2003.

In 2002, the Company sold in two transactions an aggregate of approximately 9.6 million shares of common stock of Commonwealth Telephone, or 90% of its holdings in Commonwealth Telephone.  The Company received net proceeds of $325 million and recognized gains on the sales of approximately $191 million.

As a result of these transactions, the Company owns approximately 4% of the total Commonwealth Telephone shares outstanding as of March 31, 2003 through its ownership of 1,017,061 shares of Class B common stock.  Class B common shareholders are entitled to 15 votes for every share held.  Therefore, the Company held a 29% voting interest in Commonwealth Telephone at March 31, 2003.  Due primarily to the Company’s significant voting interest in Commonwealth Telephone, the Company accounted for the investment using the equity method.

The Company’s investment in Commonwealth Telephone, including goodwill, was $16 million and $15 million at March 31, 2003 and December 31, 2002, respectively.

During 2000, Level 3’s proportionate share of RCN’s losses exceeded the remaining carrying value of Level 3’s investment in RCN.  Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN.  Level 3 will not record its equity in RCN’s profits until unrecorded equity in losses has been offset.  The Company did not recognize equity earnings attributable to RCN for the three months ended March 31, 2003 of approximately $8 million; the Company offset previously unrecorded equity in losses, reducing the total amount of suspended equity losses to approximately $655 million at March 31, 2003.  The Company did not recognize approximately $39 million of suspended equity losses attributable to RCN for the three months ended March 31, 2002.  The Company’s investment in RCN, including goodwill, was zero at March 31, 2003 and December 31, 2002.

The Company previously made investments in certain public and private companies in connection with those entities agreeing to purchase various services from the Company.  The Company originally recorded these transactions as investments and deferred revenue on the balance sheet.  The value of the investment and deferred revenue is equal to the estimated fair value of the securities at the time of the transaction or the value of the services to be provided, whichever was more readily determinable.  Level 3  monitors these investees in executing their business plans.  For those companies that are publicly traded, Level 3 monitors current and historical market values of the investee as it compares to the carrying value of the investment.   Future appreciation will be recognized only upon sale or other disposition of these securities.  The carrying amount of the investments was zero at March 31, 2003 and December 31, 2002.  The Company recognized less than $1 million of revenue for actual services provided to other entities involved in the program for the three months ended March 31, 2003 and 2002.  As of March 31, 2003, the Company had deferred revenue obligations of $4 million with respect to these transactions.

As of the date of completion of the Genuity transaction, Level 3 was obligated as part of certain capital lease agreements, to purchase approximately $30 million of operating and maintenance (“O&M”) services  from suppliers over the next four years.  The Company has reflected the current ($9 million) and noncurrent ($21 million) portions of the payments due under these arrangements as prepaid assets and  liabilities.

Assets held for sale include certain telecommunications equipment identified as excess and which management expects to sell due to the Company’s decision in June 2001 to reprioritize its capital expenditures.  Also included in assets held for sale are various real estate facilities acquired in the Genuity transaction.

Loans outstanding from certain employees and officers of the Company totaled approximately $3 million at March 31, 2003.  The loans were taken out in 2001 and are secured by Level 3 common stock or other personal assets of the borrower and bear interest generally at 4.75%.

13.          Long-Term Debt

At March 31, 2003 and December 31, 2002, long-term debt was as follows:

(dollars in millions)	March 31, 2003	December 31, 2002

Senior Secured Credit Facility:
Term Loan Facility
Tranche A (4.64% due 2007)	$450	$450
Tranche B (5.64% due 2008)	275	275
Tranche C (5.84% due 2008)	400	400
Senior Notes (9.125% due 2008)	1,388	1,388
Senior Notes (11% due 2008)	433	433
Senior Discount Notes (10.5% due 2008)	581	566
Senior Euro Notes (10.75% due 2008)	343	335
Senior Discount Notes (12.875% due 2010)	382	371
Senior Euro Notes (11.25% due 2010)	112	109
Senior Notes (11.25% due 2010)	124	124
Convertible Subordinated Notes (6.0% due 2009)	364	364
Convertible Subordinated Notes (6.0% due 2010)	525	525
Junior Convertible Subordinated Notes (9% due 2012)	480	500
Commercial Mortgages: GMAC (3.74% due 2003-2005)	120	120
Genuity Capital Lease Obligations (15% due 2003-2006)	309	—
CPTC Long-term Debt (with recourse only to CPTC): (7.63% due 2004 -2028)	—	139
Other	5	7
	6,291	6,106
Less current portion	(124)	(4)
	$6,167	$6,102

In September 2002, the EITF issued 02-15, “Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84”.  The EITF concluded that these types of transactions should be accounted for as induced conversions in accordance with SFAS No. 84.  SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer.  In addition, under SFAS No. 84, an extraordinary gain or loss, as applicable, is not recorded upon the conversion of convertible debt.  The accounting is to be applied prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF’s consensus.  The Company applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed subsequent to the second quarter of 2002.

In the third and fourth quarter of 2002, the Company purchased $99 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $159 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 in exchange for the issuance of approximately 20 million shares of its common stock with a market value of approximately $102 million.  The value of securities issuable pursuant to original conversion privileges was approximately $14 million.  Therefore, pursuant to the provisions of SFAS No. 84, a debt conversion expense of $88 million was recorded in the third and fourth quarters of 2002.

In the first and second quarter of 2002, the Company purchased $136 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $35 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010.  The Company issued approximately 12 million shares of its common stock with a market value of approximately $52 million.  The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26 “Early Extinguishment of Debt”.  The net gain on the early extinguishments of the debt, including transaction costs and unamortized debt issuance costs, was $71 million and $43 million, for the first and second quarters of 2002, respectively, and was originally recorded as an extraordinary item.

For the year ended December 31, 2002, the Company purchased $12 million aggregate principal amount of its 9.125% Senior Notes due 2008, $87 million face value ($62 million carrying value) of its 12.875% Senior Discount Notes due 2010, and $88 million face value ($79 million carrying value) of its 10.5% Senior Discount Notes due 2008.  The Company issued approximately 15 million shares of its common stock worth approximately $70 million in exchange for these senior notes.  The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26, “Early Extinguishment of Debt”.  The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $82 million and was originally recorded as an extraordinary item.

In February 2002, the Company’s first-tier, wholly owned subsidiary, Level 3 Finance, LLC purchased $89 million aggregate principal amount of various issuances of the Company’s debt for cash of $31 million.  The net gain on the extinguishments of the debt, including transaction costs, realized foreign currency gains and unamortized debt issuance costs, was approximately $59 million and was originally recorded as an extraordinary item.

Pursuant to SFAS No. 145, the Company reclassed the gain on extinguishment of debt recognized in 2002 to Other Income, net in the consolidated condensed statements of operations.

Level 3 will continue to evaluate these transactions in the future.  The amounts involved in any such transactions, individually or in the aggregate, may be material.

Senior Secured Credit Facility

In addition, to the amounts outstanding, the Senior Secured Credit Facility, as amended, contains a $150 million revolving credit facility.  Of the $150 million, $50 million is available immediately for letters of credit and the full $150 million becomes available after August 30, 2003; provided that the Company has satisfied an incurrence test that is related to a pro forma fixed charge coverage ratio. As of March 31, 2003, the Company had approximately $7 million in letters of credit outstanding under this agreement.

The availability of funds and any requirement to repay previously borrowed funds is contingent upon the continued compliance with the relevant debt covenants. The Company believes that, based upon management’s review of the amended covenants and other provisions of the Senior Secured Credit Facility, it is in full compliance with all the terms of the Senior Secured Credit Facility as of March 31, 2003.

Junior Convertible Subordinated Notes

On July 8, 2002, the Company sold $500 million aggregate principal amount of its 9% Junior Convertible Subordinated Notes due 2012 to entities controlled by three institutions: Longleaf Partners Funds, Berkshire Hathaway, Inc., and Legg Mason, Inc.  The notes, which mature in 10 years, pay 9% cash interest annually, payable quarterly beginning October 15, 2002.  The notes are convertible, at the option of the holders, into Level 3 common stock at any time at a conversion price of $3.41 (subject to certain customary adjustments). The notes are convertible at the Company’s option into convertible preferred stock under certain conditions and circumstances.  The convertible notes rank junior to substantially all of the Level 3 Communications, Inc.’s outstanding indebtedness.

In January 2003, a holder of the Junior Convertible Subordinated Notes converted $20 million of the Notes into approximately six million shares of Level 3 common stock.  Pursuant to the original conversion terms, the holder received 293.255 shares of Level 3 common stock for each $1,000 principal amount of notes converted.  The debt was converted pursuant to the original conversion terms; therefore, no gain or loss was recognized on the transaction.

Genuity Capital Lease Obligations

As part of the Genuity transaction that closed on February 4, 2003, the Company assumed certain capital lease obligations of Genuity for operating equipment.  The Company used a 15% discount rate to present value the minimum lease payments, representing the effective interest rate that could be obtained by the Company for a similar agreement, resulting in a capital lease obligation assumed of $309 million.  The capital lease agreements also contain provisions whereby Level 3 is required to purchase approximately $30 million of O&M and network capacity ratably over the lease term.  The future minimum lease payments under the capital lease obligations, assuming the lease terms remain the same as on the acquisition date, are $75 million in 2003; $143 million in 2004; $124 million in 2005; and $83 million in 2006.  The lease arrangements with the equipment provide certain provisions whereby Level 3 can terminate portions of the lease if one of the significant customers using the equipment terminates all or part of its commitment, subject to certain conditions.  As of the inception of the lease, this termination provision was considered remote.  One of the customers utilizing this leased equipment has the option of reducing its minimum contractual commitment beginning in 2004.

iStar Commercial Mortgage due 2004

In March 2002, 85 Tenth Avenue, LLC (a wholly owned subsidiary of the Company) amended its $113 million floating-rate loan, originally provided by Lehman Brothers Holdings, Inc.  (the “Lehman Mortgage”) that provided secured, non-recourse debt to finance the purchase and renovations of the Company’s second New York Gateway facility. The amendment resulted in iStar DB Seller, LLC (“iStar”) becoming the sole lender for the property.  Previously, iStar, along with other third parties, owned notes of the 85 Tenth Avenue Trust, purchased from Lehman Brothers Holdings, Inc.  Using funds previously reserved for additional renovations at the New York Gateway facility, along with funds advanced from iStar, 85 Tenth Avenue, LLC repaid the other third party holders of the notes of the 85 Tenth Avenue Trust and reduced the principal amount outstanding under the amended loan agreement to $60 million.  There was no prepayment penalty under the revised agreement.  Interest varied monthly with the 30 day LIBOR for U.S. Dollar Deposits, plus 650 basis points.  This interest, together with principal payments based on a 20-year amortization period, were due monthly during the initial term of the loan.

On December 31, 2002, the New York Gateway facility was sold.  The proceeds from the transaction and additional cash on hand were used to repay the iStar Mortgage balance of $60 million including accrued interest.  Unamortized existing debt issuance costs of $6 million were included in interest expense during the fourth quarter of 2002.

CPTC

On January 3, 2003, CPTC sold the “91 Express Lanes” toll-road and related assets and obligations.  The Company’s long-term debt was reduced by approximately $139 million as a result of the transaction.  The Company had reflected the debt on its consolidated condensed balance sheet due to its 65% equity interest in CPTC.

The debt instruments above contain certain non-financial covenants with which the Company believes it is in full compliance as of March 31, 2003.

No interest expense or amortized debt issuance costs were capitalized for the three months ended March 31, 2003 and 2002.

14.          Employee Benefit Plans

The Company adopted the recognition provisions of SFAS No. 123, ‘‘Accounting for Stock Based Compensation’’ (‘‘SFAS No. 123’’) in 1998. Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 ‘‘Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans’’(‘‘FIN 28’’). Although the recognition of the value of the instruments results in compensation or professional expenses in an entity’s financial statements, the expense differs from other compensation and professional expenses in that these charges may not be settled in cash, but rather, are generally settled through issuance of common stock.

The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award.

The Company recognized on the statement of operations a total of $23 million and $64 million of non-cash compensation for the three months ended March 31, 2003 and 2002, respectively. In addition, the Company capitalized $1 million and $3 million, respectively, of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems.  In addition, $1 million was capitalized in 2003 related to acquisitions.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2003 and 2002.

(dollars in millions)	2003	2002

Warrants	$3	$1
OSO	10	47
C-OSO	5	13
Shareworks Match Plan	2	4
401(k) Match	4	—
Shareworks and Profit Sharing	1	2
	25	67
Capitalized Noncash Compensation	(2)	(3)
	$23	$64

Non-Qualified Stock Options and Warrants

During the first quarter of 2003, the Company issued approximately 684,000 fully vested warrants to a consultant as payment primarily for acquisition-related consulting services.  The warrants allow the consultant to purchase common stock at $4.90 per share.  The warrants were fully vested at issuance and will expire on January 1, 2013.  The fair value of the warrants was $2 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 4.12% and an expiration date of January 1, 2013.  The Company used a volatility rate of 70% to reflect the longer exercise period.

On March 31, 2003, the Company issued approximately 1.7 million warrants to a consultant as payment for future consulting financial advisory services.  The warrants allow the consultant to purchase common stock at $5.16 per share.  The warrants vest equally in quarterly installments over twelve months.  The warrants expire March 31, 2010.  Pursuant to the relevant accounting guidance, the fair value of these warrants is determined on their respective vesting dates.  The fair value of the unvested portion of these warrants is determined at each financial reporting date.  None of the warrants were vested at March 31, 2003.  At March 31, 2003, the total fair value of these warrants was approximately $6 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 3.31%, a term of seven years and a volatility rate of 75% over the term.

In June 2002, the Company issued two million warrants to the consultant providing financial advisory services described above as payment for services.  The warrants allow the consultant to purchase common stock at $4.25 per share.  Warrants to purchase 640,000 shares of common stock were vested immediately upon grant with the remaining 1,360,000 vesting equally over eight months.  The warrants expire in February 2010.  The fair value of these warrants was determined on their respective vesting dates.  All warrants were vested at March 31, 2003.   The total fair value of these warrants was approximately $7 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 4.88%, a term of approximately seven years, and a volatility rate of 86% over the term.  The Company recognized less than $1 million in expense during the three months ended March 31, 2003.  The warrants were fully expensed as of March 31, 2003.

The Company did not grant any Non-Qualified Stock Options (“NQSOs”) during the three months ended March 31, 2003 or 2002.  As of March 31, 2003, the company had not reflected $6 million of unamortized expense in its financial statements for NQSOs and warrants previously granted.

Outperform Stock Option Plan

In April 1998, the Company adopted an Outperform Stock Option program that was designed so that the Company’s stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management’s and stockholders’ interests by basing stock option value on the Company’s ability to outperform the market in general, as measured by the Standard & Poor’s (‘‘S&P’’) 500 Index. Participants in the OSO program do not realize any value from awards unless the Company’s common stock price outperforms the S&P 500 Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500 Index (or less than the corresponding loss on the S&P Index), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company’s common stock outperforms the S&P 500 Index. To the extent that Level 3’s common stock outperforms the S&P 500 Index, the value of OSOs to a holder may exceed the value of non-qualified stock options.

The fair value of the OSOs granted in 2002 and 2003 was calculated by applying a modified Black-Scholes model.  The Company uses a modified Black-Scholes model due to the additional variables required to calculate the outperformance multiplier of the OSO program.  The Company consulted with option valuation firm when the program was established to determine the appropriate methodology to fair value these options.

The fair value under SFAS No. 123 for the approximately 700,000 OSOs awarded to participants during the quarter ended March 31, 2003 was approximately $6 million using a modified Black-Scholes valuation model with a S&P 500 volatility rate of 25% over the term, a Level 3 common stock volatility rate of 80%, an expected correlation factor of 46% and an S&P 500 dividend yield of 1.51%.  As of March 31, 2003, the Company had not reflected $15 million of unamortized compensation expense in its financial statements for OSOs granted previously.

In July 2000, the Company adopted a convertible outperform stock option program, (“C-OSO”) as an extension of the existing OSO plan. The program is a component of the Company’s ongoing employee retention efforts and offers similar features to those of an OSO, but provides an employee with the greater of the value of a single share of the Company’s common stock at exercise, or the calculated OSO value of a single OSO at the time of exercise.

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

As of March 31, 2003, the Company had not reflected $12 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000 and 2001.

Restricted Stock

In 2003, approximately 302,000 shares of restricted stock were granted to employees. The restricted stock shares were granted to employees at no cost and substantial risk of forfeiture. The shares vest equally over a three year period; however, the employees are restricted from selling these shares for three years. The fair value of restricted stock granted in 2003 of approximately $1 million, was calculated using the value of the Common Stock the day prior to the grant.  The Company had not reflected $2 million of unamortized compensation expense in its financial statements for restricted stock.

Shareworks and 401(k) Plans

Level 3 has designed its compensation programs with particular emphasis on equity-based incentive programs. The Company had developed two plans under its Shareworks program: the Match Plan and the Grant Plan.   In December 2002, in order to provide employees opportunities to diversify their investments in Company-sponsored savings and retirement plans and to use Level 3’s resources as effectively as possible, the Company decided to enhance the Level 3 401(k) Plan by introducing a Company match on employee contributions.  At the same time the Company determined that, effective January 1, 2003, the Shareworks Match and Grant Plans would be discontinued and past Shareworks Grant Plan contributions would be rolled into the Level 3 401(k) Plan.

Match Plan — The Match Plan allowed eligible employees to defer between 1% and 7% of their eligible compensation to purchase Common Stock at the average stock price for the quarter. Full time employees of the communications business and certain information services businesses were considered eligible on the first day of the calendar quarter after their hire. The Company matched the shares purchased by the employee on a one-for-one basis. Stock purchased with payroll deductions was fully vested. Stock purchased with the Company’s matching contributions vests three years after the end of the quarter in which it was made. Effective January 1, 2003, past contributions to the Match Plan will continue to vest, however, there will be no further contributions to the Plan by either employees or the Company.

The Company’s quarterly matching contribution is amortized to compensation expense over the vesting period of 36 months.

As of March 31, 2003, the Company had not yet reflected unamortized compensation expense of $19 million related to the Company’s matching contributions.

Grant Plan — The Grant Plan enabled the Company to grant shares of Common Stock to eligible employees of the Communications business and certain information services businesses based upon a percentage of the employees’ eligible salary up to a maximum of 5%. Level 3 employees employed on December 31 of each year, who were age 21 or older with a minimum of 1,000 hours credited service for the year were eligible. The shares granted were valued at the fair market value as of the last business day of the calendar year. All prior and future grants vested immediately upon the employee’s third anniversary of joining the Shareworks Plan.  All prior grants for active employees were vested as of January 1, 2003 and were transferred into the 401(k) plan.

Foreign subsidiaries of the Company adopted Shareworks programs in 2000.  These programs primarily include a grant plan and a stock purchase plan whereby employees may purchase Level 3 Common Stock at 80% of the share price at the beginning of the plan year.  The Company recognized less than $1 million of expense attributable to this program in the first quarter of 2002 and 2003.

401(k) Plans —The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $12,000 in 2003. The Company did not match employee contributions for the communications business and therefore did not incur any compensation expense related to the 401(k) plan prior to January 1, 2003.  Employees of CorpSoft and Software Spectrum were eligible to receive matching contributions of $.25 for every dollar contributed up to 6% of eligible earnings.  Effective January 1, 2003, the Company began matching 100% of communications employee contributions up to 7% of eligible earnings or applicable regulatory limits.  The Company’s matching contributions are made with Level 3 Common Stock based on the closing stock price on each pay date.  The communications employees are able to diversify the Company match contribution to other investment options within the 401(k) Plan as soon as they are made, even if they are not fully vested.  Existing and future Company matching contributions are fully vested upon completion of three years of service.

15.  Industry and Segment Data

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.  The Company’s reportable segments include: communications; information services; and coal mining. Other primarily includes CPTC (prior to 2003), equity investments, and other corporate assets and overhead not attributable to a specific segment.  On January 3, 2003, CPTC sold their toll-road operations to Orange County Transportation Authority.  Therefore, the operations and assets of CPTC have been significantly decreased.  The geographic region Other primarily includes Asia.

EBITDA, as defined by the Company, consists of earnings (loss) from operations from the consolidated condensed statements of operations, less depreciation and amortization expense and non-cash compensation expense included within selling, general and administration expense on the consolidated condensed statements of operations, and after reduction of operating expenses by the non-cash portion of restructuring and impairment charges, if any.  EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be similar to EBITDA measures of other companies.  Management believes that EBITDA is a relevant metric that it uses internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations.

The data presented in the tables following includes information for the three months ended March 31, 2003 and 2002 for all statement of operations and cash flow information presented, and as of March 31, 2003 and December 31, 2002 for all balance sheet information presented. Information related to acquired businesses is included from their respective acquisition dates.  Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2003 presentation.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Three Months ended March 31, 2003
Revenue:
North America	$679	$344	$16	$—	$1,039
Europe	28	171	—	—	199
Other	1	11	—	—	12
	$708	$526	$16	$—	$1,250
EBITDA:
North America	$403	$4	$2	$—	$409
Europe	(5)	2	—	—	(3)
Other	—	—	—	—	—
	$398	$6	$2	$—	$406
Gross Capital Expenditures:
North America	$19	$3	$—	$—	$22
Europe	3	—	—	—	3
Other	—	—	—	—	—
	$22	$3	$—	$—	$25
Depreciation and Amortization:
North America	$181	$8	$1	$—	$190
Europe	18	—	—	—	18
Other	—	—	—	—	—
	$199	$8	$1	$—	$208
Three Months ended March 31, 2002
Revenue:
North America	$247	$55	$20	$8	$330
Europe	31	25	—	—	56
	$278	$80	$20	$8	$386
EBITDA:
North America	$48	$6	$4	$(1)	$57
Europe	(6)	—	—	—	(6)
	$42	$6	$4	$(1)	$51
Capital Expenditures:
North America	$42	$4	$1	$1	$48
Europe	5	—	—	—	5
	$47	$4	$1	$1	$53
Depreciation and Amortization:
North America	$175	$4	$1	$1	$181
Europe	29	—	—	—	29
	$204	$4	$1	$1	$210
Identifiable Assets
March 31, 2003
North America	$5,654	$548	$295	$1,228	$7,725
Europe	881	120	—	20	1,021
Asia	—	17	—	—	17
	$6,535	$685	$295	$1,248	$8,763
December 31, 2002
North America	$5,296	$763	$296	$1,533	$7,888
Europe	881	155	—	30	1,066
Asia	—	9	—	—	9
	$6,177	$927	$296	$1,563	$8,963

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Long-Lived Assets (excluding Goodwill)
March 31, 2003
North America	$5,476	$125	$13	$491	$6,105
Europe	811	2	—	—	813
Asia	—	—	—	—	—
	$6,287	$127	$13	$491	$6,918
December 31, 2002
North America	$5,193	$132	$15	$587	$5,927
Europe	820	3	—	—	823
Asia	—	—	—	—	—
	$6,013	$135	$15	$587	$6,750
Goodwill
March 31, 2003
North America	$71	$214	$—	$—	$285
Europe	—	—	—	—	—
	$71	$214	$—	$—	$285
December 31, 2002
North America	$69	$210	$—	$—	$279
Europe	—	—	—	—	—
	$69	$210	$—	$—	$279

Product information for the Company’s communications segment follows:

	Services			Reciprocal Compensation
(dollars in millions)	Transport	Softswitch	IP/Colocation		Total
Communications Revenue

Three Months Ended March 31, 2003
North America	$391	$151	$96	$41	$679
Europe	9	—	19	—	28
Other	—	—	1	—	1
	$400	$151	$116	$41	$708
Three Months Ended March 31, 2002
North America	$105	$66	44	$32	$247
Europe	15	2	14	—	31
	$120	$68	$58	$32	$278

Communications revenue is classified in to two categories, services revenue and reciprocal compensation.  The Company further segregates services revenue in to three basic lines of business: 1) Transport (including private line services, wavelength services, transoceanic services, amortized dark fiber services and joint build), 2) Softswitch (including managed modem services and voice services), and 3) IP/Colocation (including Internet Protocol services, data services, DSL aggregation services and colocation services).

The majority of North American revenue consists of services and products delivered within the United States.  The majority of European revenue consists of services and products delivered primarily within the United Kingdom but also includes France and Germany.  Transoceanic revenue is allocated equally between North America and Europe as it represents services provided between these two regions.

Product information for the Company’s information services segment follows:

	Three Months Ended March 31,
	2003	2002

Services
(i)Structure:
Outsourcing	$20	$20
Systems Integration	1	7
Software Spectrum	20	—
	41	27
Software Sales
Software Spectrum.	485	53
	$526	$80

The following information provides a reconciliation of EBITDA to loss from continuing operations for the three months ended March 31, 2003 and 2002 (dollars in millions):

	Three Months Ended March 31,
	2003	2002

Income (Loss) from Operations	$175	$(223)
Depreciation and Amortization Expense	208	210
Non-Cash Compensation Expense	23	64
EBITDA	$406	$51

16.  Related Party Transactions

Peter Kiewit Sons’, Inc. (“PKS”) acted as the general contractor on several significant projects for the Company in 2003 and 2002.  These projects include the U.S. Intercity network, certain metropolitan networks and certain Gateway sites, the Company’s corporate headquarters and other office space in Colorado.  PKS provided less than $1 million and $4 million of construction services related to these projects in the first three months of 2003 and 2002, respectively.

Level 3 also receives certain mine management services from PKS.  The expense for these services was less than $1 million and $2 million for the three month periods ended March 31, 2003 and 2002, respectively, and is recorded in selling, general and administrative expenses.  As of March 31, 2003, the Company owed less than $1 million for the first quarter mine management services.

RCN an equity method investee, purchased less than $1 million of telecommunications and information services from the Company for the three month periods ended March 31, 2003 and 2002.  At March 31, 2003, RCN owed Level 3 approximately $2 million for costs associated with communications joint build projects,  RCN and the Company are currently negotiating a settlement of this receivable.

On February 22, 2002, Level 3 Holdings, Inc., a wholly owned subsidiary of the Company agreed to acquire from Mr. David C. McCourt, a director of the Company, his 10% interest in Level 3 Telecom Holdings, Inc., the Company’s subsidiary that indirectly holds the Company’s ownership interests in RCN and Commonwealth Telephone.  The total cash consideration paid to Mr. McCourt in this transaction was $15 million and was accounted for as goodwill attributable to the RCN and Commonwealth Telephone investments.

17.  Other Matters

In May 2001, a subsidiary of Level 3 Communications, Inc. was named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois and in July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho.  Both of these actions involve the Company’s right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs’ land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company’s fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The plaintiff’s efforts to seek class action status for this action have been denied.  The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories.  To date, all attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied.  Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously.

On November 19, 2002, Gary Haegle commenced a shareholder’s derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegle v. Scott, et al., (Index No. 02-CV-0196).  The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons’, Inc..  The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company’s fiber optic cable network and manages the Company’s mine properties.  The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability.  In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses.  The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief.  The defendants have not yet responded to the Complaint.  Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that there are substantial defenses to the claims asserted in this action, and intends to defend them vigorously.

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition, future results of operations, or future cash flows.

It is customary in Level 3’s industries to use various financial instruments in the normal course of business.  These instruments include items such as letters of credit.  Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions.  As of March 31, 2003, Level 3 had outstanding letters of credit of approximately $34 million.

18.  Subsequent Events

On April 25, 2003, it was announced that the Company and Commonwealth Telephone had entered into a recapitalization agreement that provides for the reclassification and conversion of each outstanding share of Commonwealth Telephone Class B common stock into 1.09 shares of Commonwealth Telephone common stock.  If the plan is approved by Commonwealth Telephone’s shareholders, Level 3’s voting interest would be reduced from approximately 29.3% to approximately 4.6%.  Upon completion of the capitalization transaction, due to no longer having a significant voting interest in Commonwealth Telephone, the Company will not have significant influence and will no longer account for the investment under the equity method.

In April 2003, a holder converted $23 million of Junior Convertible Subordinated Notes into approximately seven million shares of Level 3 common stock.  Pursuant to the original conversion terms, the holder received 293.255 shares of Level 3 common stock for each $1,000 principal amount- of notes converted.  The debt was converted pursuant to the original conversion terms, therefore, no gain or loss will be recorded as a result of the transaction.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated condensed financial statements (including the notes thereto), included elsewhere herein.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company.  When used in this document, the words “anticipate”, “believe”, “plans”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.  For a more detailed description of these risks and factors, please see the Company’s additional filings with the Securities and Exchange Commission.

Results of Operations 2003 vs. 2002

First Quarter 2003 vs. First Quarter 2002

Revenue for the quarters ended March 31, is summarized as follows (dollars in millions):

	Three Months Ended March 31,
	2003	2002

Communications	$708	$278
Information Services	526	80
Coal Mining	16	20
Other	—	8
	$1,250	$386

Communications revenue is classified in to two categories, services revenue and reciprocal compensation.  The Company further segregates services revenue in to three basic lines of business: 1) Transport (including private line services, wavelength services, transoceanic services, amortized dark fiber services and joint build), 2) Softswitch (including managed modem services and voice services), and 3) IP/Colocation (including Internet Protocol services, data services, DSL aggregation services and colocation services).  Revenue attributable to these lines of business are identified in the following table:

	Three Months Ended March 31,
	2003	2002
Services:
Transport	$400	$120
Softswitch	151	68
IP/Colocation	116	58
Total Services Revenue	667	246
Reciprocal Compensation	41	32
Total Communications Revenue	$708	$278

Transport revenue increased significantly in 2003 and is primarily attributable to the recognition of additional settlement and termination revenue. As previously described in this filing, Level 3 and XO Communications amended their 1998 cost sharing and IRU agreement. The amended agreement resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any cash benefit to the Company.  The Company does not expect to recognize significant revenue in the future from the return of conduit.  Level 3 expects to recognize termination and settlement revenue in the future as customers desire to renegotiate contracts or are required to terminate service.  However, the Company is not able to estimate the value of these types of transactions until they occur.  Slight increases in private line and wavelength revenue also contributed to improved transport revenue figures.  Softswitch revenue in the first quarter of 2003 increased 122% from the same period in 2002.  The growth in Softswitch revenue is equally attributable to sales to new and existing customers and the Genuity transaction.  For the three months ending March 31, 2003, the Company’s customers used approximately 34 billion minutes (14 billion attributable to former Genuity customers) compared to 12.4 billion in the first quarter of 2002.  Revenue attributable to voice services was consistent with that of the first quarter of 2002.  The Company expects voice revenue to decline in future periods as a result of the expiration of a significant voice contract.  IP/Colocation revenue also increased substantially (100%) for the three months ended March 31, 2003 compared to the same period in 2002.  Growth in IP revenue and the Genuity transaction are primarily responsible for the increase in IP/Colocation revenue.  Excluding $9 million of settlement revenue recognized in 2003, colocation revenue approximated 2002 levels.

The increase in reciprocal compensation in 2003 is primarily attributable to an increase in minutes of usage by its existing and new customers.  Certain interconnection agreements with carriers either expired in the second half of 2002 or are scheduled to expire in 2003.  In situations where interconnection agreements are not renewed, the Federal Communications Commission (“FCC”) has stated that the parties involved must follow FCC rules with respect to reciprocal compensation for traffic destined for ISPs.  These rules may limit the amount of, and growth in, annual billable minutes, and may also require the usage of FCC rates with respect to ISP-bound traffic.  The amount of billable minutes allowed by the FCC have historically been below those billed by the Company, and the rates and compensation structure adopted by the FCC may result in reduced per-minute-of-use compensation.  To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, reciprocal compensation revenue may decline significantly over time.

Information services revenue, which is primarily comprised of (i)Structure’s outsourcing business and Software Spectrum, increased from $80 million in the three months ended March 31, 2002 to $526 million for the respective period in 2003.  This increase is predominantly due to the inclusion of Software Spectrum’s results for a full quarter.  The Company acquired CorpSoft in March of 2002 and Software Spectrum in June of 2002. For the three months ended March 31, 2002, the Company recognized $53 million of revenue attributable to the software business.  For the three months ended March 31, 2003, revenue attributable to this business totaled $505 million.  Software Spectrum has recently experienced an increase in sales under Microsoft’s 6.0 licensing program which Microsoft implemented in 2001.  Under this program, new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities.  The Company will recognize the service fee as revenue and not the entire value of the software for sales under this program. If Microsoft is successful in implementing this licensing program, it will result in a significant decline in the amount of information services revenue recognized by the Company.  The decline in revenue is not expected to have a meaningful effect to earnings as the Company should experience a corresponding decline in cost of revenue. Information service’s revenue attributable to the Company’s (i)Structure business declined by approximately $6 million primarily as a result of the Company’s decision to focus on its infrastructure outsourcing business.  In the second quarter of 2003, the Company notified its systems integration customers and employees that it would honor its existing contracts. However, once these contracts expire, the Company will no longer be providing systems integration services.  The existing contracts primarily expire in the second and third quarters of 2003.  The Company recognized approximately $1 million of revenue attributable to the services for the three months ended March 31, 2003.

Coal mining revenue decreased to $16 million in the first quarter of 2003 from $20 million in the same period in 2002.  The decline is attributable to the timing of coal shipments taken by a major customer.  The Company expects the customer to fulfill its contractual obligations in the third or fourth quarter of 2003.

Other revenue in 2002 was attributable to California Private Transportation Company, L.P, the owner-operator of the 91 Express Lanes toll-road in southern California, which was sold in January 2003.

Cost of Revenue for the first quarter 2003 was $581 million compared to $146 million for the first quarter 2002.  This increase is a result of the costs associated with software sales and the Genuity transaction. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 24% during the quarter ended March 31, 2002 to 13% during the same period of 2003. This reduction is primarily attributable to the settlement and termination revenue recognized by the Company in the first quarter of 2003 for which there was no corresponding cost of revenue.  Excluding the effects of settlement and termination revenue, the Company expects cost of revenue, as a percentage of revenue, to decrease in the future as a result of the migration of Genuity traffic to the Level 3 network.  The cost of revenue for the information services businesses, as a percentage of its revenue, was 91% for the first quarter of 2003 up from 84% in the same period in 2002. This increase is attributable to an increase in lower margin software sales.  Overall, the cost of sales, as a percentage of revenue, remained consistent for both the software and outsourcing businesses during the first quarters of 2003 and 2002.  The cost of revenue for the coal mining business, as a percentage of revenue, was 88% and 65% for the first quarter of 2003 and 2002, respectively.  This increase is due to lower revenues and an increase in labor costs at one of the Company’s mines.

Depreciation and Amortization expenses for the quarter were $208 million, a 1% decrease from the first quarter 2002 depreciation and amortization expenses of $210 million. This decrease is primarily attributable to shorter-lived assets becoming fully depreciated in 2002 and 2003 partially offset by the depreciation and amortization expense attributable to the tangible and intangible assets obtained in the Genuity transaction.

Selling, General and Administrative expenses were $275 million in the three months ended March 31, 2003, a 9% increase over first quarter 2002.  This increase is a result of the additional employees and other expenses associated with the Genuity and Software Spectrum transactions.  The Company’s global workforce increased by approximately 4,500 employees as a result of these acquisitions.  The additional employees resulted in higher compensation, training and facilities expense.  The Company also experienced an increase in insurance and marketing expenses for the three months ended March 31, 2003.  These increases were partially offset by declines in CPTC’s operating expenses and non-cash compensation.  Included in operating expenses for the three months ended March 31, 2003 and 2002, were $23 million and $64 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs.  The decrease in non-cash compensation expense is attributable to decline in the value of grants distributed to eligible employees.  The Company expects selling, general and administrative expenses to decline from current levels as the Company begins to realize the synergies derived from the Genuity transaction by the end of 2003.

Restructuring Charges were $11 million in the first quarter of 2003.  During the first quarter, Level 3 announced workforce reductions that ultimately would affect approximately 800 employees in the communications business by the end of 2003.  These actions were primarily a result of the integration of acquired operations in the Genuity transaction into Level 3’s operations and the company matching its European cost structure with expected revenues.  As of March 31, 2003, approximately 200 employees had been notified that they would be affected by these actions.

In the second quarter of 2003, the Company announced that it would cease providing systems integration services in the second half of 2003.  The Company expects to incur costs for workforce reductions, lease terminations and loss of tax incentives of $6 - $7 million as a result of this decision.

EBITDA, as defined by the Company, consists of earnings (loss) from operations from the consolidated condensed statements of operations, less depreciation and amortization expense and non-cash compensation expense included within selling, general and administration expense on the consolidated condensed statements of operations, and after reduction of operating expenses by the non-cash portion of restructuring and impairment charges, if any.  EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be similar to EBITDA measures of other companies.  Management believes that EBITDA is a relevant metric that it uses internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations.  EBITDA improved to $406 million in the first quarter of 2003 from $51 million for the same period in 2002.  This improvement was predominantly due to the termination and settlement revenue recognized by the Company in the first quarter of 2003, and is not expected to continue at these levels in the near future.

Interest Income was $9 million for the first quarter of 2002 compared to $5 million in the same period in 2003. The decrease is primarily attributable to the slight decline in the average portfolio balance and a reduction in the weighted average interest rate earned on the portfolio.  Pending utilization of the cash and cash equivalents, the Company invests the funds primarily in U.S. government and U.S. government agency securities and money market funds that hold U.S. and U.S. government agency securities.  The investment strategy will provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Company’s business plan.

Interest Expense, net increased by $11 million to $140 million during the first quarter of 2003. Interest expense increased as a result of the issuance of $500 million of 9% Junior Convertible Subordinated Notes and the capitalized leases assumed in the Genuity transaction.  These increases in interest expense were partially offset by the interest on debt repurchased or sold after March 31, 2002 and slightly lower interest rates on the adjustable rate Senior Secured Credit Facility and commercial mortgages during the three months ended March 31, 2003.

Other, net includes equity in earnings of unconsolidated subsidiaries, gains and losses on the disposal of non-operating assets and gains on the extinguishment of debt.  The Company had previously classified gains on the extinguishment of debt as an extraordinary item in the statement of operations.  Pursuant to SFAS No. 145, Level 3 has reclassified these gains to Other income.  For the three months ended March 31, 2003, Other, net is primarily comprised of a gain on the sale of the 91 Express Lanes toll-road of $70 million and equity in earnings of Commonwealth Telephone of approximately $1 million.  For the corresponding period in 2002, the Company recorded gains on the extinguishment of debt of $130 million and equity earnings attributable to Commonwealth Telephone of $4 million. The quarter over quarter decline in Level 3’s share of Commonwealth Telephone’s earnings was due to the sale of approximately 90% of its holdings in Commonwealth Telephone in the second and fourth quarters of 2002.

Income Tax Benefit for the first quarter of 2002 was $119 million compared to zero for the same period in 2003.  Federal legislation enacted in 2002 enabled the Company to carryback its 2001 Federal income net operating losses to 1996. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company recorded the benefit in the period in which the legislation was enacted.  The Company, as it is unable to determine when the tax benefits attributable to the remaining net operating losses will be realizable, has recorded a valuation allowance against the deferred tax assets.

Cumulative Effect of Change in Accounting Principle of $5 million resulted from the adoption of SFAS No. 143 as of January 1, 2003.  The $5 million reflects the net change in accrued reclamation liability attributable to the Company’s coal operations.

Financial Condition—March 31, 2003

Cash used by operating activities increased from $65 million in the first quarter of 2002 to $105 million in the same period of 2003.  Changes in components of working capital, primarily in the communication’s accounts receivable, were responsible for the fluctuation in cash used by operations. The Company’s contractual terms and conditions permit Level 3 to bill the customer at the beginning of the service period. The vast majority of customer contracts acquired in the Genuity transaction require billings to be made at the end of the service period, or in arrears.  As a result, the Company’s communication’s receivables balance increased significantly this period.

Investing activities primarily include the Genuity transaction for $143 million, including transaction costs, and net capital expenditures of $19 million.  The Company received $46 million of proceeds from the sale of its share of the 91 Express Lanes toll road operations, $16 million from the sale of property, plant and equipment and other assets, and reduced its restricted cash and securities balance by $7 million.

Financing activities in 2003 consisted of the repayment of long-term debt for $1 million and the non-cash conversion of $20 million of 9% Junior Convertible Subordinated Notes to common stock.  The Company was also able to reduce its long-term debt by approximately $139 million due to the sale of CPTC.  In addition to cash proceeds, the buyer also assumed the obligations of the toll-road at the time of closing.

Liquidity and Capital Resources

The further development of the communications business will continue to require significant expenditures.  These expenditures may result in negative operating cash flow and net operating losses for the Company in the near future. The Company’s expenditures will be primarily attributable to operating expenses, capital expenditures, integration costs associated with the Genuity acquisition and interest payments.  The Company expects base capital expenditures (capital required to keep the network operating efficiently) to be approximately $100 million in 2003.  The majority of the Company’s ongoing capital expenditures are expected to be success-based, or tied to incremental revenue.

Level 3 has approximately $944 million of cash and marketable securities on hand at March 31, 2003.  This figure does not include $400 million of cash that was pledged to the banks participating in the Company’s amended Senior Secured Credit Facility.  This cash is reflected as Restricted Cash within the noncurrent portion of the balance sheet.  Based on information available at this time, management of the Company believes that the Company’s current liquidity and anticipated future cash flows from operations will be sufficient to fund its business plan. In addition, the Company has undrawn commitments of approximately $150 million under its amended Senior Secured Credit Facility.  There are certain restrictions on the availability of these undrawn amounts.

If additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future.  In order to pursue these possible opportunities and provide additional flexibility to fund its business plan the Company, in January 2001, filed a “universal” shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. In July 2002, the Company sold $500 million of 9% Junior Convertible Subordinated Notes due 2012 under this shelf registration statement.  The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $2.7 billion of additional securities to fund its business plan.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets or operations to fund portions of the business plan. In 2002, the Company completed the sale of approximately 9.6 million shares of Commonwealth Telephone for net proceeds of approximately $325 million.  The Company also received approximately $46 million of cash proceeds for its interest in CPTC during January 2003.  In addition, the Company has announced that it will seek to sell or sublease excess real estate and may enter into sale leaseback transactions for required communications facilities.  In 2002 and 2003, Level 3 generated approximately $97 million and $14 million, respectively, of proceeds from these types of real estate transactions.  With the sale of Commonwealth Telephone shares, CPTC and certain real estate transactions in 2002 and 2003, management believes that the Company has now sold the substantial portion of its valuable non-core assets.

The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits.  In addition, proceeds from dispositions of the Company’s assets may not reflect the assets’ intrinsic values.  Further, expenses may exceed the Company’s estimates and the financing needed may be higher than estimated.  Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the business plan and could result in additional impairment charges on network assets.

In connection with the implementation of the Company’s business plan, management continues to review the existing businesses to determine how those businesses will assist with the Company’s focus on delivery of communications and information services and generating positive cash flows.  To the extent that certain businesses are not considered to be compatible with the delivery of communication and information services or with obtaining cash flow objectives, the Company may exit those businesses.  It is possible that the decision to exit these businesses could result in the Company not recovering its investment in the businesses, and in those cases, a significant charge to earnings could result.  For example, the Company sold its Asian operations to Reach Ltd. in January 2002 and incurred a loss of $516 million.

Various issuances of Level 3’s outstanding senior notes, senior discount notes and convertible subordinated notes traded at discounts to their respective face or accreted amounts in 2001 and 2002.  Through March 31, 2003, the Company had exchanged, in private transactions, approximately $776 million (carrying value) of its debt for shares of its common stock valued at approximately $538 million.  In addition, Level 3 also exchanged $20 million of its 9% Junior Convertible Subordinated Notes for approximately six million shares of common stock pursuant to the terms of the Notes.  Level 3 Finance, a first tier, wholly owned subsidiary of Level 3, repurchased in 2001 and 2002 senior and convertible subordinate notes with a face value of approximately $1.8 billion, plus accrued interest, if applicable, for a total cash purchase price of approximately $762 million.

The fair values of the various issuances of its outstanding senior notes, senior discount notes and convertible subordinated notes have increased in the last year.  These issuances however, continue to trade at discounts to their respective face or accreted amounts.  In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, Level 3 or its affiliates may, from time to time, purchase these outstanding debt securities for cash or exchange shares of Level 3 common stock for these outstanding debt securities pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in open market or privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Current economic conditions of the telecommunications and information services industry, combined with Level 3’s financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices.  Level 3, in addition to the Genuity transaction described below, continues to evaluate these opportunities and could make additional acquisitions in 2003.

On February 4, 2003, Level 3 acquired substantially all of the assets and operations of Genuity, Inc., a Massachusetts-based provider of communications services.  Under the agreement, Level 3 paid $60 million in net cash consideration to the Genuity bankruptcy estate and assumed certain long-term operating agreements.  As part of the transaction, the Company also paid $77 million in cash to reimburse the estate for payments on assumed capital lease obligations related to network operating equipment to be used by Level 3 during 2003.  The Company also expects to incur one-time integration costs of approximately $75 to $100 million during 2003.  As part of the transaction, Level 3 assumed most of Genuity’s existing customer contracts and in addition, has signed new multi-year customer contracts that together represent expected revenue in excess of $1 billion over the remaining life of the agreements.  The majority of Genuity’s future revenue is expected to be attributable to contracts with Verizon and AOL Time Warner.  The Company believes that the transaction will significantly improve Level 3’s financial position through the addition of substantial new revenue from high-quality customers and the potential for significant network and operating cost synergies, and reduced capital expenditures for the combined communications business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. As of March 31, 2003, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $120 million under a commercial mortgage.  Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins.  As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages.  The weighted average interest rate based on outstanding amounts under these variable rate instruments of $1.245 billion at March 31, 2003, was approximately 5.16%.  A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 6.16%) would increase annual interest expense of the Company by approximately $12.5 million. At March 31, 2003, the Company had $5.05 billion of fixed rate debt bearing a weighted average interest rate of 9.74%.  A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.  The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash.  The Company continues to evaluate other alternatives to limit interest rate risk.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company currently accounts for these two investments using the equity method.  In April 2003, the Company and Commonwealth Telephone announced a recapitalization plan whereby Level 3 would convert its Class B shares into the common stock of Commonwealth Telephone.  If the plan is approved by Commonwealth Telephone shareholders, Level 3 would own approximately 4.6% of the equity and voting rights of Commonwealth Telephone and account for its investment in Commonwealth Telephone using the cost method.  In 2002, the Company sold approximately 90% of its holdings in Commonwealth Telephone for net proceeds of approximately $325 million.  The market value of the Company’s holdings in RCN and Commonwealth Telephone was approximately $59 million at March 31, 2003, which is higher than their carrying value of $16 million.  The Company may seek to sell all or a portion of its shares in RCN and Commonwealth Telephone over time.  The value received for the remaining investments would be affected by the market value of the underlying stock at the time of any such transaction.  A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $12 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company’s business plan includes developing and operating a telecommunications network in Europe.  As of March 31, 2003, the Company had invested significant amounts of capital in that region.  The Company issued €800 million (€425 million outstanding at March 31, 2003) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time.  As of March 31, 2003, the Company held only enough foreign denominated currency to fund its immediate working capital obligations.  The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. Foreign exchange rate fluctuations in 2003 did not have a material effect on Level 3’s results of operations and financial position. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

The change in interest rates and equity security prices is based on hypothetical movements and are not necessarily indicative of the actual results that may occur.  Future earnings and losses will be affected by actual fluctuations in interest rates, equity prices and foreign currency rates.

Part IV

Item 14.  Controls and Procedures

(a)                                  Disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures within the 90 days prior to the date of filing of this Quarterly Report on Form 10-Q.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)                      (a)                                              Exhibits filed as part of this report are listed below.

99.1                                       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                     On January 3, 2003 the Company filed a Current Report on Form 8-K related to an amendment to a definitive agreement to acquire Genuity, Inc.

On February 4, 2003, the Company filed a Current Report on Form 8-K summarizing fourth quarter and year end 2002 financial results.

On February 13, 2003, the Company filed a Current Report on Form 8-K related to the acquisition of substantially all of the assets, and the assumption of certain of the liabilities of Genuity, Inc.

On February 20, 2003, the Company filed a Current Report on Form 8-K related to the appointment of John T. Reed to the Board of Directors and the modification of irrevocable waivers, granted by the Company’s Group Vice Presidents and members of the Board, to permit the exercise of certain stock options.

On March 13, 2003, the Company filed a Current Report on Form 8-K related to the appointment of Sunit Patel as Group Vice President and reaffirming first quarter 2003 and full year 2003 financial guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated: May 14, 2003	/s/ Eric J. Mortensen
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Sureel A. Choksi
Sureel A. Choksi
Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.