Form 10-Q
period 2003-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2003-08-14
CIK 794323

Use these links to rapidly review the document
LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission file number 0-15658

LEVEL 3 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	47-0210602 (I.R.S. Employer Identification No.)
1025 Eldorado Blvd., Broomfield, CO (Address of principal executive offices)	80021 (Zip Code)

(720) 888-1000
(Registrant's telephone number,
including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of each class of the issuer's common stock, as of August 8, 2003:

Common Stock 655,012,020 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I—Financial Information
Item 1.	Unaudited Financial Statements:
Consolidated Condensed Statements of Operations
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flows
Consolidated Condensed Statement of Changes in Stockholders' Equity (Deficit)
Consolidated Condensed Statements of Comprehensive Loss
Notes to Consolidated Condensed Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)
	2003	2002	2003	2002
Revenue:
Communications (Note 4)	$434	$276	$1,142	$554
Information Services	491	447	997	527
Coal Mining	16	20	32	40
Other	—	7	—	15

Total Revenue	941	750	2,171	1,136
Costs and Expenses:
Cost of revenue:
Communications	103	62	192	128
Information Services	452	407	917	474
Coal Mining	12	15	26	28

Total cost of revenue	567	484	1,135	630
Depreciation and amortization	228	190	435	400
Selling, general and administrative	276	240	547	493
Restructuring and impairment charges	9	47	20	47

Total Costs and Expenses	1,080	961	2,137	1,570

Income (Loss) from Operations	(139)	(211)	34	(434)
Other Income (Expense):
Interest income	5	6	10	15
Interest expense, net	(143)	(131)	(283)	(260)
Other, net and gains on extinguishments of debt	(176)	180	(102)	314

Total Other Income (Expense)	(314)	55	(375)	69

Loss from Continuing Operations Before Income Taxes	(453)	(156)	(341)	(365)
Income Tax Benefit	—	—	—	119

Net Loss Before Change in Accounting Principle and Discontinued Operations	(453)	(156)	(341)	(246)
Cumulative Effect of Change in Accounting Principle	—	—	5	—
Loss from Discontinued Operations	(9)	—	(7)	—

Net Loss	$(462)	$(156)	$(343)	$(246)

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss Before Change in Accounting Principle and Discontinued Operations	$(0.93)	$(0.39)	$(0.73)	$(0.62)
Cumulative Effect of Change in Accounting Principle	—	—	0.01	—
Loss from Discontinued Operations	(0.02)	—	(0.01)	—

Net Loss	$(0.95)	$(0.39)	$(0.73)	$(0.62)

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

(unaudited)

(dollars in millions, except per share data)	June 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$915	$1,142
Restricted cash	69	99
Accounts receivable, less allowances of $34 and $29, respectively	507	527
Current assets of discontinued operations	—	17
Other	139	154

Total Current Assets	1,630	1,939
Net Property, Plant and Equipment	5,941	6,005
Restricted Cash	474	467
Goodwill	278	279
Intangibles, net	203	101
Other Assets, net	142	172

	$8,668	$8,963

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

(unaudited)

(dollars in millions, except per share data)	June 30, 2003	December 31, 2002
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$567	$691
Current portion of long-term debt	125	4
Accrued payroll and employee benefits	146	147
Accrued interest	88	92
Deferred revenue	126	199
Current liabilities of discontinued operations	6	2
Other	208	218

Total Current Liabilities	1,266	1,353
Long-Term Debt, less current portion	5,634	6,102
Deferred Revenue	938	1,264
Other Liabilities	548	484
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 641,528,886 outstanding in 2003 and 443,556,864 outstanding in 2002	6	4
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	7,124	6,273
Accumulated other comprehensive loss	(120)	(132)
Accumulated deficit	(6,728)	(6,385)

Total Stockholders' Equity (Deficit)	282	(240)

	$8,668	$8,963

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(dollars in millions)
	2003	2002
Cash Flows from Operating Activities:
Net Loss	$(343)	$(246)
Cumulative effect of change in accounting principle	(5)	—
Loss from discontinued operations	7	—

Loss before change in accounting principle and discontinued operations	(341)	(246)
Adjustments to reconcile loss before change in accounting principle and discontinued operations to net cash used in continuing operations:
Equity earnings, net	(2)	(7)
Depreciation and amortization	435	400
Induced conversion expense on convertible debt	190	—
Gain on debt extinguishments, net	(2)	(206)
Dark fiber and submarine cable non-cash cost of Revenue	—	3
Loss on impairments	—	44
Gain on sale of property, plant and equipment, toll-road operations and other assets	(67)	(100)
Non-cash expense attributable to stock-based awards	48	117
Deferred revenue	(336)	120
Accrued interest on marketable securities	—	5
Amortization of debt issuance costs	10	8
Accreted interest on long-term discount debt	54	55
Accrued interest on long-term debt	9	(3)
Changes in working capital items net of amounts acquired:
Receivables	21	(159)
Other current assets	47	(117)
Payables	(126)	(51)
Other current liabilities	(29)	(76)
Other	(1)	(9)

Net Cash Used in Continuing Operations	(90)	(222)

	Six Months Ended June 30,
(dollars in millions)
	2003	2002
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	$—	$200
Decrease in restricted cash and securities, net	2	9
Capital expenditures	(90)	(142)
Release of capital expenditure accruals	21	114
Genuity transaction	(144)	—
Investments	(1)	(16)
McLeod transaction	—	(50)
CorpSoft acquisition, net of cash acquired of $34	—	(94)
Software Spectrum acquisition, net of cash acquired of $40	—	(93)
Proceeds from sale of toll road operations	46	—
Proceeds from sale of Commonwealth Telephone shares	—	166
Proceeds from sale of property, plant and equipment, and other assets	21	12

Net Cash Provided by (Used in) Investing Activities	(145)	106
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2
Purchases of and payments on long-term debt, including current portion	(14)	(91)
Proceeds from stock options exercised	3	—

Net Cash Used in Financing Activities	(11)	(89)
Net Cash Provided by (Used in) Discontinued Operations	16	(48)
Effect of Exchange Rates on Cash and Cash Equivalents	3	7

Net Change in Cash and Cash Equivalents	(227)	(246)
Cash and Cash Equivalents at Beginning of Period	1,142	1,297

Cash and Cash Equivalents at End of Period	$915	$1,051

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$210	$195
Noncash Investing and Financing Activities:
Common stock issued in exchange for long-term debt	$774	$71
Accrued interest paid with common stock	9	—
Long-term debt principal retired by issuing common stock	600	313
Settlement of obligation with restricted securities	10	—
Long-term debt extinguished due to sale of toll road operations	139	—

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Statement of Changes in Stockholders' Equity (Deficit)
For the six months ended June 30, 2003

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2002	$4	$6,273	$(132)	$(6,385)	$(240)
Common Stock:
Issued to extinguish long-term debt	2	781	—	—	783
Stock options exercised	—	3	—	—	3
Stock plans and warrant grants	—	34	—	—	34
Shareworks plans	—	33	—	—	33
Net Loss	—	—	—	(343)	(343)
Other Comprehensive Income	—	—	12	—	12

Balances at June 30, 2003	$6	$7,124	$(120)	$(6,728)	$282

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)
	2003	2002	2003	2002
Net Loss	$(462)	$(156)	$(343)	$(246)
Other Comprehensive Income Before Tax:
Foreign currency translation adjustments	15	46	21	34
Unrealized holding losses and other arising during period	(5)	(1)	(8)	(2)
Reclassification adjustment for (gains) losses included in net loss	(1)	1	(1)	(5)

Other Comprehensive Income Before Tax	9	46	12	27
Income Tax Expense Related to Items of Other Comprehensive Income	—	—	—	—

Other Comprehensive Income Net of Taxes	9	46	12	27

Comprehensive Loss	$(453)	$(110)	$(331)	$(219)

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

1. Summary of Significant Accounting Policies

The consolidated condensed financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the "Company" or "Level 3") in which it has control, which are engaged in enterprises primarily related to communications, information services and coal mining. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. Investments in other companies in which the Company exercises significant influence over operating and financial policies or has significant equity ownership are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

The consolidated condensed balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 2002 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K as amended, for the year ended December 31, 2002. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

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

It is the Company's policy to recognize termination/settlement revenue when certain conditions have been met. These conditions include: 1) the customer has accepted all or partial delivery of the asset or service; 2) Level 3 has received consideration for the asset or service provided; and 3) Level 3 is not legally obligated to provide additional product or services to the customer or their successor under the original contract. Termination/settlement revenue is recognized in situations where a customer and Level 3 mutually agree to terminate all or a portion of the service provided, or the customer and/or its assets fail to emerge from bankruptcy and, therefore, Level 3 is not obligated to provide additional product or services to the customer or its successor. If the conditions described above are met, the Company will recognize termination/settlement revenue equal to the fair value of consideration received, less any amounts previously recognized.

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. In addition, termination revenue is recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet. Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred. Termination/settlement revenue is reported in the same manner as the original product or service provided, and amounted to $7 million and $333 million during the three and six months ended June 30, 2003, respectively (See Note 4), and $20 million and $59 million during the three and six months ended June 30, 2002.

The Company is obligated under dark fiber IRUs and other capacity agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

Level 3's customer contracts require the Company to provide certain service level commitments. If Level 3 does not meet the required service levels, it may be obligated to provide credits, usually in the form of free service for a short period of time. Services that result from providing these credits are not included in revenue and to date have not been material.

Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party circuit costs directly attributable to the network, as well as costs of assets sold which were immaterial in the three and six month periods ended June 30, 2003 and 2002.

The Company's information services business is comprised of two operating units: (i)Structure, a provider of computer infrastructure outsourcing services, and Software Spectrum, Inc. ("Software Spectrum"), a global distributor, marketer and reseller of business software. (i)Structure provides outsourcing services, typically through contracts ranging from 3-5 years, to firms that desire to focus their resources on their core businesses. Under these contracts, (i)Structure recognizes revenue in the month the service is provided, generally equal to the contract value recognized on a straight-line basis. Cost of revenue for these businesses includes costs attributable to employees directly responsible for supporting the customer's operations, software/hardware maintenance, software/hardware rental and leased data circuits.

Software Spectrum is a reseller of business software. Accounting literature provides guidance to enable companies to determine whether revenues from the reselling of goods and services should be recorded on a "gross" or "net" basis. The Company believes that the facts and circumstances of the Software Spectrum business, particularly those involving pricing and credit risk, indicate that the majority of Software Spectrum's sales should be recorded on a "gross" basis. The latitude and ability of Software Spectrum to establish the selling price to the customer is one significant indication of "gross" revenue reporting. The assumption of credit risk is another important factor in determining "gross" versus "net" reporting. Software Spectrum has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from its customers. Software Spectrum is also solely responsible for determining the creditworthiness of its customers.

Microsoft Corporation, a significant supplier of software to Software Spectrum, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. Under this licensing program, Software Spectrum only recognizes the service fee it receives from Microsoft as revenue and not the entire value of the software for sales under this program. The Company continues to sell Microsoft products under various licensing programs but has recently experienced an increase in the level of sales under this new program. If Microsoft is able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a "net" basis, the Company may experience a significant decline in information services revenue and a comparable decline in cost of revenue.

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

In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 was effective for the Company beginning on January 1, 2003. The Company's coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The net effect of the adoption of SFAS No. 143 to the Company's coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which will be amortized to expense in future years) and was reflected as a cumulative-effect adjustment in the consolidated condensed statement of operations. The communications business has entered in to certain colocation leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition. The Company has also entered in to right-of-way agreements for its intercity and metropolitan networks that may require the removal of the conduit upon termination of the agreement. Upon adoption of this standard on January 1, 2003, the Company also recorded obligations and corresponding assets of approximately $31 million upon adoption of SFAS No. 143 on January 1, 2003 for these lease and right of way agreements. Accretion of asset retirement obligation expense of $3 million and $6 million was recorded during the three and six months ended June 30, 2003, respectively; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $121 million at June 30, 2003. The Company has restricted cash of approximately $41 million set aside to fund the reclamation liabilities. Accretion expense of $2 million and $3 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated condensed statements of operations for the three and six months ended June 30, 2003, respectively. Accretion expense of $2 million and $3 million related to the Company's coal mining business was recorded in cost of revenue on the consolidated condensed statements of operations for the three and six months ended June 30, 2003, respectively. There were no material payments or settlements of asset retirement obligations during the six months ended June 30, 2003. The following is unaudited pro-forma financial information of the Company assuming SFAS No. 143 had been in effect as of January 1, 2000:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002	Years Ended December 31,
(dollars in millions, except per share data)
			2002	2001	2000
Asset Retirement Obligations	$111	$111	$110	$103	$95
Effect of SFAS 143	(2)	(4)	(8)	(6)	(5)
Pro-Forma Net Loss	(158)	(250)	(866)	(4,984)	(1,460)
Pro-Forma Loss Per Share	(0.40)	(0.63)	(2.13)	(13.34)	(4.03)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 was effective for fiscal years beginning and certain transactions entered into after May 15, 2002. SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Previously, FASB Statement No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations. APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future. Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB Opinion No. 30 should be reclassified. Upon adoption of SFAS No. 145, due to the recurring nature of its debt repurchases and exchanges, the Company reclassified the related gains previously classified as extraordinary gains during the three and six months ended June 30, 2002 of $76 million and $206 million, respectively, in the statement of operations to other non-operating income.

On January 1, 2003 the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS No. 146"). Under SFAS No. 146 the Company can no longer record estimated losses upon the decision to exit a business. The Company's information services business announced, in 2003, that it was exiting the systems integration business, contact services business and consolidating certain facilities and operations of Software Spectrum. The Company expects to incur costs for workforce reductions, lease terminations and loss of tax incentives as a result of this decision. Due to the adoption of SFAS No. 146, the Company will not record the anticipated losses nor the costs associated with these actions until they occur.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company currently does not use derivative instruments as defined by SFAS No. 149 and does not believe that the adoption of this standard will have any impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", ("SFAS No. 150"). SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any material financial instruments meeting the liability recognition requirements of SFAS No. 150. Therefore, the Company does not believe that the adoption of SFAS No. 150 will have a material impact on the Company's consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: The direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur and, lastly, the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 by the Company did not have a material effect on its financial results for the three and six months ended June 30, 2003 and is not expected to have a material effect on its future results of operations or financial position as the Company has no unconsolidated variable interest entities.

In January 2003, the EITF addressed the accounting for subsequent investments in equity method investees after the suspension of equity method loss recognition in Issue No. 02-18: "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition" ("EITF 02-18"). The EITF reached a consensus that if the additional investment, in whole or in part, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses. EITF 02-18 should be applied to additional investments in equity-method investees made subsequent to February 5, 2003, and previously suspended cumulative losses existing at the time of that investment. The Company has not made any additional investments in investees in which equity method loss recognition has been suspended and does not expect EITF 02-18 to have a material effect on its results of operations or financial position.

In May 2003, the EITF addressed how to determine whether an arrangement contains a lease that is within the scope of SFAS No 13, "Accounting for Leases" ("SFAS No 13") in Issue No. 01-8: "Determining Whether an Arrangement Contains a Lease" ("EITF 01-8"). The guidance in EITF 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No 13. An arrangement is a lease or contains an embedded lease if it conveys the right to control the use of property, plant or equipment. If an arrangement is determined to be a lease pursuant to SFAS No 13, revenues formerly reported from sales of products or services may need to be treated as rental or leasing income. EITF 01-8 should be applied to new or modified arrangements beginning after May 28, 2003. The Company does not expect EITF 01-8 to have a material effect on its future results of operations or financial position.

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

2. Acquisitions

On February 4, 2003, Level 3 completed the acquisition of substantially all of the assets and operations of Genuity, Inc. ("Genuity"), a Tier 1 Internet Protocol (IP) communications company. The total cash consideration, including transaction costs, was approximately $144 million including approximately $60 million in cash consideration to the Genuity bankruptcy estate plus approximately $77 million in cash to reimburse the estate for payments on assumed capital lease obligations related to network operating equipment. In addition, Level 3 assumed certain of Genuity's long term operating agreements. Level 3 entered into certain transactions with Genuity prior to the acquisition of Genuity by Level 3, whereby it received cash for communications services to be provided in the future. As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the Genuity transaction by $76 million, the amount of the unamortized deferred revenue balance on February 4, 2003. The preliminary fair value of the acquired assets and liabilities was determined based on an independent third-party valuation. The results of operations attributable to the Genuity assets and liabilities are included in the 2003 consolidated condensed statements from the date of acquisition. The Genuity transaction provides Level 3 the opportunity to acquire high-quality customers and create additional value by leveraging the network and operating synergies of the combined business.

The terms of the transaction also provide for post-closing purchase price adjustments related to the amount of (a) annualized recurring revenue, (b) various prepaid items and deposits, (c) property taxes payable on purchased property, (d) severance payments to certain of Genuity's former employees and (e) an adjustment based on the aggregate dollar value of rejection claims in the Genuity bankruptcy estate. Level 3 and the Genuity bankruptcy estate will submit the calculation of the post-closing purchase price adjustment to an independent arbitrator. Level 3 anticipates that the arbitrator will rule on the post-closing purchase price adjustment in the first half of 2004.

In January 2002, Level 3 completed the acquisition of the wholesale dial-up access business of McLeodUSA Incorporated ("McLeod"), for approximately $51 million in cash consideration and the assumption of certain operating liabilities related to that business. The acquisition included customer contracts, approximately 350 POPs (Points of Presence) and related facilities across the U.S., equipment, underlying circuits and certain employees. The allocation of the purchase price resulted in the cash consideration plus assumed liabilities exceeding the fair value of the identifiable tangible and intangible assets acquired by approximately $41 million, which was recorded as goodwill. The results of operations attributable to the McLeod assets and liabilities are included in the consolidated condensed statements of operations from the date of acquisition.

In March 2002, the Company acquired privately held CorpSoft, Inc. ("CorpSoft"), a global provider, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction was valued at approximately $95 million, adjusted for CorpSoft's $34 million cash position on the acquisition date. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $128 million based on an independent formal valuation of the value of the assets, and the Company's estimate of liabilities acquired.

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

The results of CorpSoft and Software Spectrum's operations are included in the consolidated condensed statements of operations from the dates of acquisition. Effective on December 31, 2002, CorpSoft was merged with and into Software Spectrum, with Software Spectrum being the surviving company.

The following is unaudited pro-forma financial information of the Company assuming the acquisitions of McLeod, CorpSoft, Software Spectrum and Genuity had occurred at the beginning of the periods presented:

	Pro Forma
	Six Months Ended
(dollars in millions, except per share data)	June 30, 2003	June 30, 2002
Revenue	$2,239	$2,011
Net Loss before Change in Accounting Principle and Discontinued Operations	(340)	(426)
Cumulative Effect of Change in Accounting Principle	5	—
Income (Loss) from Discontinued Operations	(7)	1
Net Loss	(342)	(425)
Net Loss per Share	(0.73)	(1.08)

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

Included in the actual results and pro-forma financial information for the six months ended June 30, 2003 are certain amounts which impact the comparability of the results, including $294 million of revenue related to a contract settlement for which the revenue had been in the process of being recognized over the contract term, a $70 million gain on the sale of the Company's interest in its toll road operations and $190 million of induced conversion expense as a result of the issuance of shares of Level 3 Common Stock in exchange for a portion of the Company's convertible debt. Included in the actual results and pro-forma financial information for the six months ended June 30, 2002 are certain amounts which impact the comparability of the results, including gains of $206 million as a result of the early extinguishments of certain long-term debt and a gain of $101 million on the sale of a portion of the Company's investment in Commonwealth Telephone.

The following are the assets and liabilities acquired in the McLeod, CorpSoft, Software Spectrum and Genuity transactions as of their respective acquisition dates:

(dollars in millions)	McLeod	CorpSoft	Software Spectrum	Genuity
Assets:
Cash and cash equivalents	$—	$34	$40	$—
Accounts receivable	—	134	130	—
Other current assets	—	18	3	33
Property, plant and equipment, net	12	6	13	270
Identifiable intangibles	49	26	49	131
Goodwill	41	128	79	—
Other assets	—	11	1	22

Total Assets	102	357	315	456
Liabilities:
Accounts payable	—	181	138	—
Accrued payroll	—	19	19	—
Other current liabilities	43	7	23	52
Current portion of long-term debt	8	—	—	121
Long-term debt	—	—	—	188
Deferred revenue—Genuity	—	—	—	6
Deferred revenue—Level 3	—	—	—	(76)
Other liabilities	—	21	—	21

Total Liabilities	51	228	180	312

Purchase Price	$51	$129	$135	$144

The fair market value of the assets and liabilities acquired in the Genuity acquisition were determined based on an independent third party valuation completed in May 2003. In the second quarter of 2003, Level 3 recorded $11 million of additional liabilities (with a corresponding increase in property, plant and equipment and identifiable intangibles) for severance benefits earned by former Genuity employees prior to the acquisition and obligations for which the Company will not receive any economic benefit. The purchase price allocation is preliminary and could change significantly.

During the second quarter of 2003, the Company exited the managed hosting portion of the business it acquired through its recent transaction with Genuity. The Company's hosting customers and operations will be served by Computer Sciences Corporation ("CSC"). Due to the decision to exit the managed hosting portion of the business, which had been contemplated at the time of acquisition, the net operating results of the business have not been consolidated in the consolidated condensed statement of operations. Level 3 did not realize any proceeds from the sale of the hosting business to CSC. Level 3 continues to review the operations acquired in the Genuity transaction to see how they will assist in providing communications and information services.

3. Discontinued Operations

In June 2003, Software Spectrum announced that it was exiting the contact services business in order to concentrate on the software business. In conjunction with this decision, Software Spectrum sold a significant portion of the contact services business to H.I.G. Capital for approximately $8 million in cash subject to working capital adjustments. Software Spectrum recorded a loss within discontinued operations of approximately $9 million on the sale. The terms of the sales agreement required Software Spectrum to provide a certain amount of working capital with the business at the time of closing. In July 2003, Software Spectrum paid H.I.G. Capital approximately $4 million for working capital adjustments which reduced the net proceeds received in the transaction. In addition, Software Spectrum paid H.I.G. Capital approximately $2 million primarily for accounts receivable purchased by H.I.G. Capital but collected by Software Spectrum during the second quarter and subsequent to the closing date.

The Company is in the process of closing the remaining contact services facilities not included in the sale, and expects to record additional expenses within discontinued operations during the second half of 2003.

The following is the summarized results of operations of the contact services business for the six months ended June 30, 2003 and 2002. The results of operations for the six months ended June 30, 2002 were not significant due to the business being acquired in June 2002.

	Six Months Ended June 30,
	2003	2002
Revenue	$38	$—
Costs and Expenses:
Cost of revenue	25	—
Depreciation and amortization	1	—
Selling, general and administrative	10	—

Total costs and expenses	36	—

Income from Operations	2	—
Loss from Sale of Discontinued Operations	(9)	—

Loss from Discontinued Operations	$(7)	$—

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

In December 2001, Level 3 recorded a loss equal to the carrying value of the assets plus the value of future obligations. Based upon the terms of the agreement, the Company was required to pay approximately $49 million for certain capital obligations for the two submarine systems to be sold to Reach, and estimated transaction costs. The Company paid $48 million of the accrued liability during the first six months of 2002.

4. Settlement Revenue

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

As individual segments were delivered, Level 3 deferred and amortized the revenue attributable to the conduit over the term of the original agreement. As a result of the amended agreement, Level 3 has no further obligation with respect to the original conduit, and thus recognized $294 million of communications revenue related to the remaining unamortized deferred revenue, less the fair values of the other separable elements of the amended agreement. An independent third-party valuation firm was used to determine the fair value of these other elements.

5. Restructuring and Impairment Charges

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

In the second and third quarters of 2002, Level 3 recorded restructuring charges of $3 million and $5 million, respectively for costs associated with workforce reductions of approximately 300 employees in North America and Europe. The workforce reductions were primarily related to the integration of CorpSoft and Software Spectrum as well as to ensure a cost structure appropriate for the difficult communications market. The Company reversed $4 million, $2 million and $7 million of restructuring liabilities during the second, third and fourth quarters of 2002, respectively, due to the successful termination of leases for less than had originally been estimated in 2001.

In the first quarter of 2003, Level 3 announced workforce reductions that would ultimately affect approximately 800 employees in the communications business by the end of 2003. These actions were primarily a result of the integration of acquired operations from the Genuity transaction into Level 3's operations and the Company matching its European cost structure with expected revenues. As of June 30, 2003, the Company had notified approximately 600 employees that they would be affected by these actions. The Company recorded restructuring charges of approximately $5 million and $16 million related to these actions during the three and six months ended June 30, 2003, respectively. As of June 30, 2003, the Company had paid $13 million in costs associated with the 2003 workforce reductions.

As of June 30, 2003, the Information Services business recognized approximately $4 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum, as well as the closure of (i)Structure's systems integration operations in Ireland. These actions are expected to affect approximately 280 employees. As of June 30, 2003 the Company had notified approximately 250 employees that they would be affected by these actions. As of June 30, 2003, the Company had paid approximately $1 million in costs associated with these workforce reductions. The Company expects to incur additional costs for workforce reductions, lease terminations and loss of tax incentives in the third quarter of 2003.

A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees
		Amount	Amount
		(in millions)	(in millions)
Balance December 31, 2001	354	$17	$41
2002 Charges	300	8	—
2002 Reductions of 2001 Charges	—	—	(13)
2002 Payments	(599)	(22)	(18)

Balance December 31, 2002	55	3	10
2003 Charges	898	20	—
2003 Payments	(391)	(17)	(2)

Balance June 30, 2003	562	$6	$8

Impairments

During the second quarter of 2002, the Company recorded an impairment charge of $44 million related to an operating colocation facility near Boston, as well as excess communications inventory and certain corporate facilities in Colorado. As a result of the completion of additional colocation space in Boston by other providers, the continued overabundance of communications equipment in the secondary markets, and the soft demand for office space in the metropolitan Denver area, the Company believed that these assets were obsolete and that the estimated future undiscounted cash flows attributable to these assets would be insufficient to recover their current carrying value.

Level 3 continues to conduct a comprehensive review of its communications assets, specifically assets deployed in and along its intercity network, in its gateway facilities and its colocation facilities and obligations. It is possible that additional communications assets may be identified as obsolete or excess and additional impairment charges recorded to reflect the realizable value of these assets in future periods.

6. Sale of Toll Road Operations

On January 3, 2003, California Private Transportation Company ("CPTC"), a majority owned subsidiary of the Company, sold the "91 Express Lanes" toll road in Orange County, California to the Orange County Transportation Authority. The Company received net proceeds from the sale of $46 million and recorded a gain of approximately $70 million in other, net in the consolidated condensed statement of operations. The Company's total long-term debt was reduced by approximately $139 million as a result of the sale as the debt incurred to finance the construction of the toll road had been consolidated due to the Company's 65% equity interest in CPTC.

7. Loss Per Share

The Company had a loss from continuing operations for the three and six months ended June 30, 2003 and 2002. Therefore, the dilutive effect of the approximately 9 million and 12 million shares issuable pursuant to the convertible subordinated notes outstanding at June 30, 2003 and 2002, respectively, have not been included in the computation of diluted loss per share, because their inclusion would have been anti-dilutive to the computation. In addition, the dilutive effect of the approximately 53 million and 58 million options and warrants outstanding at June 30, 2003 and 2002, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the earnings (loss) per share calculations for the Level 3 common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)
	2003	2002	2003	2002
Net Loss Before Change in Accounting Principle and Discontinued Operations	$(453)	$(156)	$(341)	$(246)
Cumulative Effect of Change in Accounting Principle	—	—	5	—
Loss from Discontinued Operations	(9)	—	(7)	—

Net Loss	$(462)	$(156)	$(343)	$(246)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Earnings (Loss) Per Share (in thousands)	484,436	398,721	467,724	395,020

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Before Change in Accounting Principle and Discontinued Operations	$(0.93)	$(0.39)	$(0.73)	$(0.62)
Cumulative Effect of Change in Accounting Principle	—	—	0.01	—
Discontinued Operations	(0.02)	—	(0.01)	—

Net loss	$(0.95)	$(0.39)	$(0.73)	$(0.62)

8. Receivables

Receivables at June 30, 2003 and December 31, 2002 were as follows (dollars in millions):

	Communications	Information Services	Coal	Other	Total
June 30, 2003
Accounts Receivable—Trade:
Services and Software Sales	$195	$332	$9	$—	$536
Other Receivables	5	—	—	—	5
Allowance for Doubtful Accounts	(25)	(9)	—	—	(34)

	$175	$323	$9	$—	$507

December 31, 2002
Accounts Receivable—Trade:
Services and Software Sales	$58	$477	$10	$1	$546
Joint Build Costs	1	—	—	—	1
Other Receivables	9	—	—	—	9
Allowance for Doubtful Accounts	(24)	(5)	—	—	(29)

	$44	$472	$10	$1	$527

Accounts receivable of $12 million attributable to the Information Services' contact services business at December 31, 2002 have been reclassified to current assets of discontinued operations on the consolidated condensed balance sheet as a result of the sale of the contact services business during the second quarter of 2003.

Other receivables primarily include non-service related receivables including European VAT (Value Added Taxes), sales tax refunds, equipment sales and other miscellaneous items.

The Company recognized bad debt expense in selling, general and administrative expenses of $3 million and $7 million for the three and six months ended June 30, 2003, respectively. The Company recognized bad debt expense of $1 million and $4 million for the three and six months ended June 30, 2002, respectively. The Company decreased accounts receivable and allowance for doubtful accounts by approximately $2 million for the six months ended June 30, 2003, for previously reserved for amounts the Company deemed as uncollectible.

9. Property, Plant and Equipment, net

The Company has substantially completed the construction of its communications network. Costs associated directly with the network, including employee related costs, have been capitalized, and interest expense incurred during construction was capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. The Company generally capitalizes direct costs associated with network construction, provisioning of services and software development. Capitalized labor and related expenses associated with employees and contract labor working on capital projects was approximately $16 million and $28 million for the three and six months ended June 30, 2003, respectively. Included in capitalized labor and related expenses was $1 million and $2 million of capitalized non-cash compensation expense related to options and warrants for the three and six months ended June 30, 2003, respectively.

Capitalized labor and related expenses associated with employees and contract labor working on capital projects was approximately $18 million and $41 million for the three and six months ended June 30, 2002, respectively. Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

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

During 2002 and 2003, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company released approximately $21 million and $114 million of capital accruals for the six months ended June 30, 2003 and 2002, respectively that had previously been reported as property, plant and equipment. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts which can result in changes to estimated costs of the construction projects.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

(dollars in millions)	Cost	Accumulated Depreciation	Book Value
June 30, 2003
Land and Mineral Properties	$180	$(17)	$163
Facility and Leasehold Improvements
Communications	1,307	(155)	1,152
Information Services	28	(6)	22
Coal Mining	65	(63)	2
Network Infrastructure	4,319	(593)	3,726
Operating Equipment
Communications	1,534	(803)	731
Information Services	85	(58)	27
Coal Mining	154	(146)	8
Network Construction Equipment	34	(15)	19
Furniture, Fixtures and Office Equipment	119	(90)	29
Construction-in-Progress	62	—	62

	$7,887	$(1,946)	$5,941

(dollars in millions)	Cost	Accumulated Depreciation	Book Value
December 31, 2002
Land and Mineral Properties	$178	$(13)	$165
Facility and Leasehold Improvements
Communications	1,260	(125)	1,135
Information Services	28	(5)	23
Coal Mining	65	(63)	2
CPTC	92	(17)	75
Network Infrastructure	4,212	(448)	3,764
Operating Equipment
Communications	1,280	(615)	665
Information Services	81	(55)	26
Coal Mining	78	(70)	8
CPTC	19	(13)	6
Network Construction Equipment	34	(12)	22
Furniture, Fixtures and Office Equipment	126	(85)	41
Construction-in-Progress	73	—	73

	$7,526	$(1,521)	$6,005

Depreciation expense was $210 million and $404 million for the three and six months ended June 30, 2003, respectively. Depreciation expense was $186 million and $391 million for the three and six months ended June 30, 2002, respectively.

10. Goodwill

The Company adopted the provisions of SFAS No. 142 in January 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Level 3 has acquired several businesses since the adoption of SFAS No. 142. In January 2002, Level 3 completed the acquisition of McLeod's wholesale dial-up business. The total purchase price paid for the McLeod assets exceeded the fair value of the net identifiable tangible and intangible assets acquired and resulted in goodwill of $41 million.

In March and June of 2002, the Company acquired for $129 million and $135 million, including transaction costs, CorpSoft and Software Spectrum, respectively. The combined purchased price exceeded the fair value of the net tangible and intangible assets by approximately $207 million, which was recognized as goodwill, based on independent third party valuations of certain of the assets, and the Company's estimates of the liabilities acquired. A final assessment of the assets acquired and liabilities assumed in the CorpSoft and Software Spectrum transactions, performed in the second quarter of 2003, resulted in a decrease in goodwill of approximately $7 million. The decrease in goodwill was attributable to declines in deferred tax and other liabilities.

During the second quarter of 2003, the Company's Software Spectrum business was reviewed for possible impairment pursuant to SFAS No. 142. The Company determined that the fair value of the Software Spectrum business was greater than its net book value; therefore, no impairment charge was necessary as of June 30, 2003.

Level 3 purchased substantially all of the assets and operations of Genuity in February 2003. A valuation performed by a third party, indicated that the assets acquired net of the Company's estimate of obligations assumed was in excess of the purchase price paid by $37 million. As a result, the Company did not recognize goodwill in this transaction and reallocated the negative goodwill against the asset values in accordance with SFAS No. 141.

In 1998, the Company acquired XCOM Technologies Inc. and its softswitch technology. As of January 1, 2002, the Company had $30 million of unamortized goodwill remaining attributable to this acquisition.

11. Intangibles, Net

As of June 30, 2003, $21 million, $66 million, and $116 million of intangibles, net of amortization, are attributable to the McLeod, Software Spectrum (including CorpSoft) and Genuity acquisitions, respectively.

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

Intangible asset amortization expense was $18 million and $31 million for the three and six months ended June 30, 2003, respectively. Intangible asset amortization was $4 million and $9 million for the three and six months ended June 30, 2002, respectively.

The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2003-$56 million; 2004-$50 million; 2005-$39 million; 2006-$39 million and 2007-$15 million.

12. Other Assets, Net

At June 30, 2003 and December 31, 2002 other assets consisted of the following:

(dollars in millions)	June 30, 2003	December 31, 2002
Investments	$24	$21
Debt Issuance Costs, net	72	93
Prepaid Network Assets	30	11
Assets Held for Sale	8	10
Employee and Officer Notes Receivable	—	3
CPTC Deferred Development and Financing Costs	—	19
Other	8	15

	$142	$172

The Company holds equity positions in two publicly traded companies: RCN Corporation ("RCN") and Commonwealth Telephone. RCN is a facilities-based provider of bundled local and long distance phone,

cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago. Commonwealth Telephone owns Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc. a competitive local exchange carrier.

On June 30, 2003, Level 3 owned approximately 27 million shares of RCN common stock and approximately one million of Commonwealth Telephone Class B common shares, representing approximately 24% and 4% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for its investment in each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $53 million and $49 million, respectively, on June 30, 2003.

In 2002, the Company sold in two transactions an aggregate of approximately 9.6 million shares of common stock of Commonwealth Telephone, or 90% of its holdings in Commonwealth Telephone. The Company received net proceeds of $325 million and recognized gains on the sales of approximately $191 million.

As a result of these transactions, the Company owns approximately 4% of the total Commonwealth Telephone shares outstanding as of June 30, 2003 through its ownership of 1,017,061 shares of Class B common stock. Class B common shareholders are entitled to 15 votes for every share held. Therefore, the Company held a 29% voting interest in Commonwealth Telephone at June 30, 2003. Due primarily to the Company's significant voting interest in Commonwealth Telephone, the Company accounts for the investment using the equity method.

On April 25, 2003, it was announced that the Company and Commonwealth Telephone had entered into a recapitalization agreement that provides for the reclassification and conversion of each outstanding share of Commonwealth Telephone Class B common stock into 1.09 shares of Commonwealth Telephone common stock. If the plan is approved by Commonwealth Telephone's shareholders, Level 3's voting interest would be reduced from approximately 29.3% to approximately 4.6%. The recapitalization agreement is expected to be voted on by Commonwealth Telephone's shareholders during the third quarter of 2003.

The Company's investment in Commonwealth Telephone, including goodwill, was $17 million and $15 million at June 30, 2003 and December 31, 2002, respectively.

During 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. Level 3 will not record its equity in RCN's profits until unrecorded equity in losses has been offset. The Company did not recognize equity losses attributable to RCN for the six months ended June 30, 2003 of approximately $23 million; increasing the total amount of suspended equity losses to approximately $686 million at June 30, 2003. The Company did not recognize approximately $318 million of suspended equity losses attributable to RCN for the six months ended June 30, 2002. The Company's investment in RCN, including goodwill, was zero at June 30, 2003 and December 31, 2002.

As of the date of completion of the Genuity transaction, Level 3 was obligated as part of certain capital lease agreements, to purchase approximately $30 million of operating and maintenance ("O&M") services from suppliers over the next four years. The Company has reflected the current ($9 million) and noncurrent ($21 million) portions of the payments due under these arrangements as prepaid assets and liabilities.

Assets held for sale at June 30, 2003 include certain telecommunications equipment identified as excess and which management expects to sell due to the Company's decision in June 2001 to reprioritize its capital expenditures. Certain assets have been reclassified to other current assets due to their sale in third quarter of 2003.

Loans outstanding from certain employees and officers of the Company totaled less than a million dollars at June 30, 2003. The loans were taken out in 2001 and are secured by Level 3 common stock or other personal assets of the borrower and bear interest generally at 4.75%.

13. Long-Term Debt

At June 30, 2003 and December 31, 2002, long-term debt was as follows:

(dollars in millions)	June 30, 2003	December 31, 2002
Senior Secured Credit Facility:
Term Loan Facility
Tranche A (4.64% due 2007)	$450	$450
Tranche B (5.64% due 2008)	275	275
Tranche C (5.84% due 2008)	400	400
Senior Notes (9.125% due 2008)	1,288	1,388
Senior Notes (11% due 2008)	433	433
Senior Discount Notes (10.5% due 2008)	596	566
Senior Euro Notes (10.75% due 2008)	367	335
Senior Discount Notes (12.875% due 2010)	394	371
Senior Euro Notes (11.25% due 2010)	119	109
Senior Notes (11.25% due 2010)	124	124
Convertible Subordinated Notes (6.0% due 2009)	364	364
Convertible Subordinated Notes (6.0% due 2010)	525	525
Junior Convertible Subordinated Notes (9% due 2012)	—	500
Commercial Mortgages:
GMAC (3.72% due 2003-2005)	120	120
Genuity Capital Lease Obligations (15% due 2003-2006)	297	—
CPTC Long-term Debt (with recourse only to CPTC):
(7.63% due 2004-2028)	—	139
Other	7	7

	5,759	6,106
Less current portion	(125)	(4)

	$5,634	$6,102

The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of June 30, 2003.

No interest expense or amortized debt issuance costs were capitalized for the six months ended June 30, 2003 and 2002.

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

During the second quarter 2002, the Company purchased $75 million face value ($53 million carrying value) of its 12.875% Senior Discount Notes due 2010. The Company issued approximately 5 million shares of its common stock worth approximately $19 million in exchange for these senior notes. The transaction was accounted for as an extinguishment of debt, in accordance with APB No. 26, "Early Extinguishment of Debt". The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $33 million and was originally recorded as an extraordinary item.

During the second half of 2002, the Company purchased $12 million aggregate principal amount of its 9.125% Senior Notes due 2008, $12 million face value ($9 million carrying value) of its 12.875% Senior Discount Notes due 2010, and $88 million face value ($79 million carrying value) of its 10.5% Senior Discount Notes due 2008. The Company issued approximately 10 million shares of its common stock worth approximately $50 million in exchange for these senior notes. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26, "Early Extinguishment of Debt". The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $49 million and was originally recorded as an extraordinary item.

In February 2002, the Company's first-tier, wholly owned subsidiary, Level 3 Finance, LLC purchased $89 million aggregate principal amount of various issuances of the Company's debt for cash of $31 million. The net gain on the extinguishments of the debt, including transaction costs, realized foreign currency gains and unamortized debt issuance costs, was approximately $59 million and was originally recorded as an extraordinary item.

Pursuant to SFAS No. 145, the Company has reclassified the extraordinary gains on extinguishment of debt recognized in 2002 to Other Income, The following is a reconciliation of financial information of the Company assuming that SFAS No. 145 had been in effect in 2001 and 2002. There were no extinguishments of debt in 2000.

	Year Ended December 31,
	2002		2001
	Previously Reported	Restated	Previously Reported	Restated
Net Loss from Continuing Operations	$(1,113)	$(858)	$(5,448)	$(4,373)
Loss from Discontinued Operations	—	—	(605)	(605)
Extraordinary Gains on Debt Extinguishments, net	255	—	1,075	—

Net Loss	$(858)	$(858)	$(4,978)	$(4,978)

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Continuing operations	$(2.74)	$(2.11)	$(14.58)	$(11.70)

Discontinued operations	$—	$—	$(1.62)	$(1.62)

Extraordinary gains on debt extinguishments, net	$0.63	$—	$2.88	$—

Net loss	$(2.11)	$(2.11)	$(13.32)	$(13.32)

In the second quarter of 2003, the Company purchased $100 million aggregate principal amount of its 9.125% Senior Notes due 2008. The Company issued approximately 13 million shares of its common stock with a market value of approximately $96 million. The transaction was accounted for as an extinguishment of debt, in accordance with APB No. 26. The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $2 million. In addition, the Company issued approximately 184,000 shares of its common stock in payment of approximately $2 million of accrued interest.

Level 3 will continue to evaluate potential debt purchase transactions in the future. The amounts involved in any such transaction, individually or in the aggregate, may be material.

Senior Secured Credit Facility

In addition, to the amounts outstanding, the Senior Secured Credit Facility, as amended, contains a $150 million revolving credit facility. Of the $150 million, $50 million is available immediately for letters of credit and the full $150 million becomes available after August 30, 2003; provided that the Company has satisfied an incurrence test that is related to a pro-forma fixed charge coverage ratio. As of June 30, 2003, the Company had approximately $7 million in letters of credit outstanding under this agreement.

The availability of funds and any requirement to repay previously borrowed funds is contingent upon the continued compliance with the relevant debt covenants. The Company believes that, based upon management's review of the amended covenants and other provisions of the Senior Secured Credit Facility, it is in full compliance with all the terms of the Senior Secured Credit Facility as of June 30, 2003.

Junior Convertible Subordinated Notes

On July 8, 2002, the Company sold $500 million aggregate principal amount of its 9% Junior Convertible Subordinated Notes due 2012 to entities controlled by three institutions: Longleaf Partners Funds, Berkshire Hathaway, Inc., and Legg Mason, Inc. The notes, which had a 10 year maturity, paid 9% cash interest annually, payable quarterly beginning October 15, 2002. The notes were convertible, at the option of the holders, into Level 3 common stock at any time at a conversion price of $3.41 (subject to certain customary adjustments). The notes were convertible at the Company's option into convertible preferred stock under certain conditions and circumstances. The convertible notes ranked junior to substantially all of the Level 3 Communications, Inc.'s outstanding indebtedness.

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

In April 2003, a holder of the Junior Convertible Subordinated Notes converted $23 million of the Notes into approximately 7 million shares of Level 3 common stock. The debt was converted pursuant to the original conversion terms; therefore, no gain or loss was recognized on the transaction.

In the second quarter of 2003, the remaining $457 million aggregate principal amount of the Company's 9% Junior Convertible Subordinated Notes due 2012 were converted into approximately 161 million shares of its common stock with a market value of approximately $1.135 billion. The value of securities issuable pursuant to original conversion privileges was approximately $945 million. Therefore, pursuant to the provisions of SFAS No. 84, induced conversion expense of $190 million was recorded in the second quarter of 2003. Approximately $7 million of foregone accrued interest through the date of the conversion was credited to capital as a cost of the securities issued. In addition, approximately $10 million of unamortized debt issuance costs were charged to capital.

Genuity Capital Lease Obligations

As part of the Genuity transaction that closed on February 4, 2003, the Company assumed certain capital lease obligations of Genuity for operating equipment. The Company used a 15% discount rate to present value the minimum lease payments, representing the effective interest rate that could be obtained by the Company for a similar agreement, resulting in a capital lease obligation assumed of $309 million. The capital lease agreements also contain provisions whereby Level 3 is required to purchase approximately $30 million of O&M and network capacity ratably over the lease term. The future minimum lease payments under the capital lease obligations as of June 30, 2003, excluding the O&M and network capacity obligations and assuming the lease terms remain the same as on the acquisition date, are $46 million in 2003; $133 million in 2004; $116 million in 2005; and $76 million in 2006. The lease arrangements with the equipment provide certain provisions whereby Level 3 can terminate portions of the lease if one of the significant customers using the equipment terminates all or part of its commitment, subject to certain conditions. As of the inception of the lease, this termination provision was considered remote. One of the customers utilizing this leased equipment has the option of reducing its minimum contractual commitment beginning in 2004.

iStar Commercial Mortgage due 2004

In March 2002, 85 Tenth Avenue, LLC (a wholly owned subsidiary of the Company) amended its $113 million floating-rate loan, originally provided by Lehman Brothers Holdings, Inc. (the "Lehman Mortgage") that provided secured, non-recourse debt to finance the purchase and renovations of the Company's second New York Gateway facility. The amendment resulted in iStar DB Seller, LLC ("iStar") becoming the sole lender for the property. Previously, iStar, along with other third parties, owned notes of the 85 Tenth Avenue Trust, purchased from Lehman Brothers Holdings, Inc. Using funds previously reserved for additional renovations at the New York Gateway facility, along with funds advanced from iStar, 85 Tenth Avenue, LLC repaid the other third party holders of the notes of the 85 Tenth Avenue Trust and reduced the principal amount outstanding under the amended loan agreement to $60 million. There was no prepayment penalty under the revised agreement. Interest varied monthly with the 30 day LIBOR for U.S. Dollar Deposits, plus 650 basis points. This interest, together with principal payments based on a 20-year amortization period, were due monthly during the initial term of the loan.

On December 31, 2002, the New York Gateway facility was sold. The proceeds from the transaction and additional cash on hand were used to repay the iStar Mortgage balance of $60 million including accrued interest. Unamortized existing debt issuance costs of $6 million were included in interest expense during the fourth quarter of 2002.

CPTC

On January 3, 2003, CPTC sold the "91 Express Lanes" toll road and related assets and obligations. The Company's long-term debt was reduced by approximately $139 million as a result of the transaction. The Company had reflected the debt on its consolidated condensed balance sheet due to its 65% equity interest in CPTC.

14. Stock-Based Awards

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

The Company recognized on the statement of operations a total of $25 million and $48 million of non-cash compensation for the three and six months ended June 30, 2003, respectively. In addition, the Company capitalized $1 million and $2 million, respectively, of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems. In addition, $1 million was capitalized for the six months ended June 30, 2003 related to acquisitions.

The Company recognized on the statement of operations a total of $53 million and $117 million of non-cash compensation expense for the three and six months ended June 30, 2002, respectively. In addition, the Company capitalized $2 million and $4 million of non-cash compensation expense for the three and six month periods, respectively.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)
	2003	2002	2003	2002
NQSO	$—	$—	$—	$—
Warrants	5	4	6	5
OSO	8	34	19	81
C-OSO	5	11	10	24
Shareworks Match Plan	2	3	5	7
401(k) Match	4	—	7	—
Shareworks and Profit Sharing	2	3	3	4

	26	55	50	121
Capitalized Noncash Compensation	(1)	(2)	(2)	(4)

	25	53	48	117

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

On March 31, 2003, the Company issued approximately 1.7 million warrants to a consultant as payment for future consulting financial advisory services. The warrants allow the consultant to purchase common stock at $5.16 per share. The warrants vest equally in quarterly installments over twelve months. The warrants expire March 31, 2010. Pursuant to the relevant accounting guidance, the fair value of these warrants is determined on their respective vesting dates. The fair value of the unvested portion of these warrants is determined at each financial reporting date and was $6 million at June 30, 2003 for the 1.3 million unvested warrants. At June 30, 2003, the total fair value of these warrants was approximately $8 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 3.31%, a term of seven years and a volatility rate of 75% over the term.

In June 2002, the Company issued two million warrants to the consultant providing financial advisory services described above as payment for services. The warrants allow the consultant to purchase common stock at $4.25 per share. Warrants to purchase 640,000 shares of common stock were vested immediately upon grant with the remaining 1,360,000 vesting equally over eight months. The warrants expire in February 2010. The fair value of these warrants was determined on their respective vesting dates. All warrants were vested at June 30, 2003. The total fair value of these warrants was approximately $7 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 4.88%, a term of approximately seven years, and a volatility rate of 86% over the term. The Company recognized less than $1 million in expense during the six months ended June 30, 2003. The warrants were fully expensed as of March 31, 2003.

The Company did not grant any Non-Qualified Stock Options ("NQSOs") during the six months ended June 30, 2003 or 2002. As of June 30, 2003, the company had not reflected $4 million of unamortized expense in its financial statements for NQSOs and warrants previously granted.

Outperform Stock Option Plan

In April 1998, the Company adopted an Outperform Stock Option program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Company's common stock price outperforms the S&P 500 Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500 Index (or less than the corresponding loss on the S&P Index), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company's common stock outperforms the S&P 500 Index. To the extent that Level 3's common stock outperforms the S&P 500 Index, the value of OSOs to a holder may exceed the value of non-qualified stock options.

The fair value of the OSOs granted in 2002 and 2003 was calculated by applying a modified Black-Scholes model. The Company uses a modified Black-Scholes model due to the additional variables required to calculate the outperformance multiplier of the OSO program. The Company consulted with an option valuation firm when the program was established to determine the appropriate methodology to fair value these options.

The fair value under SFAS No. 123 for the approximately one million OSOs awarded to participants during the six months ended June 30, 2003 was approximately $9 million using a modified Black-Scholes valuation model with a S&P 500 volatility rate of 25% over the term, a Level 3 common stock volatility rate of 80%, an expected correlation factor of 46% and an S&P 500 dividend yield of 1.51%. As of June 30, 2003, the Company had not reflected $11 million of unamortized compensation expense in its financial statements for OSOs granted previously.

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

As of June 30, 2003, the Company had not reflected $6 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000 and 2001.

Restricted Stock

In 2003, approximately 360,000 shares of restricted stock were granted to employees. The restricted stock shares were granted to employees at no cost and substantial risk of forfeiture. The shares vest equally over a three year period; however, the employees are restricted from selling these shares for three years. The fair value of restricted stock granted in 2003 of approximately $2 million, was calculated using the value of Level 3's common stock the day prior to the grant. As of June 30, 2003 the Company had not reflected $1 million of unamortized compensation expense in its financial statements for restricted stock.

Shareworks and 401(k) Plans

Level 3 has designed its compensation programs with particular emphasis on equity-based incentive programs. The Company had developed two plans under its Shareworks program: the Match Plan and the Grant Plan. In December 2002, in order to provide employees opportunities to diversify their investments in Company-sponsored savings and retirement plans and to use Level 3's resources as effectively as possible, the Company decided to enhance the Level 3 401(k) Plan by introducing a Company match on employee contributions. At the same time the Company determined that, effective January 1, 2003, the Shareworks Match and Grant Plans would be discontinued and past Shareworks Grant Plan contributions would be rolled into the Level 3 401(k) Plan.

Match Plan—The Match Plan allowed eligible employees to defer between 1% and 7% of their eligible compensation to purchase Common Stock at the average stock price for the quarter. Full time employees of the communications business and certain information services business employees were considered eligible on the first day of the calendar quarter after their hire. The Company matched the shares purchased by the employee on a one-for-one basis. Stock purchased with payroll deductions was fully vested. Stock purchased with the Company's matching contributions vests three years after the end of the quarter in which it was made. Effective January 1, 2003, past contributions to the Match Plan will continue to vest, however, there will be no further contributions to the Plan by either employees or the Company.

The Company's quarterly matching contribution is amortized to expense over the vesting period of 36 months.

As of June 30, 2003, the Company had not yet reflected unamortized compensation expense of $11 million related to the Company's matching contributions.

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

Foreign subsidiaries of the Company adopted Shareworks programs in 2000. These programs primarily include a grant plan and a stock purchase plan whereby employees may purchase Level 3 Common

Stock at 80% of the share price at the beginning of the plan year. The Company recognized less than $1 million of expense attributable to this program in the first half of 2002 and 2003.

401(k) Plans—The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $12,000 in 2003. The Company did not match employee contributions for the communications business and therefore did not incur any compensation expense related to the 401(k) plan prior to January 1, 2003. Employees of CorpSoft and Software Spectrum were eligible to receive matching contributions of $.25 for every dollar contributed up to 6% of eligible earnings. Effective January 1, 2003, the Company began matching 100% of communications and (i)Structure employee contributions up to 7% of eligible earnings or applicable regulatory limits. The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The value of the Company's matching contributions are expensed each period as incurred. The communications employees are able to diversify the Company match contribution to other investment options within the 401(k) Plan as soon as they are made, even if they are not fully vested. Existing and future Company matching contributions are fully vested upon completion of three years of service.

15. Industry and Segment Data

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets. The Company's reportable segments include: communications; information services; and coal mining. Other primarily includes CPTC (prior to 2003), equity investments, and other corporate assets and overhead not attributable to a specific segment. On January 3, 2003, CPTC sold their toll road operations to Orange County Transportation Authority. Therefore, the operations and assets of CPTC have been significantly decreased. The geographic region Other primarily includes Asia.

EBITDA, is defined by the Company, as net income/(loss) from the consolidated condensed statements of operations, less income/(loss) from discontinued operations, less cumulative effect of change in accounting principle, less income tax benefit/(provision), less total other income/(loss), less depreciation and amortization expense and less non-cash compensation expense included within selling, general and administrative expense on the consolidated condensed statements of operations, and after a reduction of operating expenses by the non-cash portion of restructuring and impairment charges. EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be similar to EBITDA measures of other companies. Management believes that EBITDA is a relevant metric that it uses internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations.

The data presented in the tables following includes information for the three and six months ended June 30, 2003 and 2002 for all statement of operations and cash flow information presented, and as of June 30, 2003 and December 31, 2002 for all balance sheet information presented. Information related to acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. The 2002 geographical EBITDA figures for the Communications business have changed from prior years to reflect the current methodology of allocating certain communications selling, general and administrative costs to the regions. In addition, the contact services business has been reflected as a discontinued operation.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Three Months Ended June 30, 2003
Revenue:
North America	$400	$357	$16	$—	$773
Europe	34	121	—	—	155
Other	—	13	—	—	13

	$434	$491	$16	$—	$941

EBITDA:
North America	$108	$3	$3	$(1)	$113
Europe	4	(3)	—	—	1
Other	—	—	—	—	—

	$112	$—	$3	$(1)	$114

Capital Expenditures:
North America	$58	$3	$1	$—	$62
Europe	3	—	—	—	3
Other	—	—	—	—	—

	$61	$3	$1	$—	$65

Depreciation and Amortization:
North America	$195	$8	$1	$—	$204
Europe	23	1	—	—	24
Other	—	—	—	—	—

	$218	$9	$1	$—	$228

Six Months Ended June 30, 2003
Revenue:
North America	$1,079	$679	$32	$—	$1,790
Europe	62	294	—	—	356
Other	1	24	—	—	25

	$1,142	$997	$32	$—	$2,171

EBITDA:
North America	$511	$5	$5	$(1)	$520
Europe	(1)	(2)	—	—	(3)
Other	—	—	—	—	—

	$510	$3	$5	$(1)	$517

Capital Expenditures:
North America	$77	$6	$1	$—	$84
Europe	6	—	—	—	6
Other	—	—	—	—	—

	$83	$6	$1	$—	$90

Depreciation and Amortization:
North America	$376	$15	$2	$—	$393
Europe	41	1	—	—	42
Other	—	—	—	—	—

	$417	$16	$2	$—	$435

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Three Months Ended June 30, 2002
Revenue:
North America	$253	$305	$20	$7	$585
Europe	23	130	—	—	153
Other	—	12	—	—	12

	$276	$447	$20	$7	$750

EBITDA:
North America	$56	$15	$4	$3	$78
Europe	(5)	2	—	—	(3)
Other	—	1	—	—	1

	$51	$18	$4	$3	$76

Capital Expenditures:
North America	$63	$4	$—	$1	$68
Europe	13	—	—	—	13
Other	—	—	—	—	—

	$76	$4	$—	$1	$81

Depreciation and Amortization:
North America	$154	$5	$1	$1	$161
Europe	29	—	—	—	29
Other	—	—	—	—	—

	$183	$5	$1	$1	$190

Six Months Ended June 30, 2002
Revenue:
North America	$500	$360	$40	$15	$915
Europe	54	155	—	—	209
Other	—	12	—	—	12

	$554	$527	$40	$15	$1,136

EBITDA:
North America	$104	$21	$9	$1	$135
Europe	(11)	2	—	—	(9)
Other	—	1	—	—	1

	$93	$24	$9	$1	$127

Capital Expenditures:
North America	$111	$9	$1	$1	$122
Europe	20	—	—	—	20
Other	—	—	—	—	—

	$131	$9	$1	$1	$142

Depreciation and Amortization:
North America	$332	$9	$2	$2	$345
Europe	55	—	—	—	55
Other	—	—	—	—	—

	$387	$9	$2	$2	$400

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Identifiable Assets
June 30, 2003
North America	$5,372	$575	$297	$1,187	$7,431
Europe	1,092	112	—	24	1,228
Other	—	9	—	—	9

	$6,464	$696	$297	$1,211	$8,668

December 31, 2002
North America	$5,296	$763	$296	$1,533	$7,888
Europe	881	155	—	30	1,066
Other	—	9	—	—	9

	$6,177	$927	$296	$1,563	$8,963

Long-Lived Assets (excluding Goodwill)
June 30, 2003
North America	$5,293	$116	$12	$493	$5,914
Europe	843	3	—	—	846
Other	—	—	—	—	—

	$6,136	$119	$12	$493	$6,760

December 31, 2002
North America	$5,193	$127	$15	$587	$5,922
Europe	820	3	—	—	823
Other	—	—	—	—	—

	$6,013	$130	$15	$587	$6,745

Goodwill
June 30, 2003
North America	$71	$207	$—	$—	$278
Europe	—	—	—	—	—
Other	—	—	—	—	—

	$71	$207	$—	$—	$278

December 31, 2002
North America	$69	$210	$—	$—	$279
Europe	—	—	—	—	—
Other	—	—	—	—	—

	$69	$210	$—	$—	$279

Product information for the Company's communications segment follows:

	Services
(dollars in millions)	Transport and Infrastructure	Softswitch	IP/Data Services	Reciprocal Compensation	Total
Communications Revenue
Three Months Ended June 30, 2003
North America	$101	$171	$90	$38	$400
Europe	17	—	17	—	34
Other	—	—	—	—	—

	$118	$171	$107	$38	$434

Six Months Ended June 30, 2003
North America	$518	$324	$158	$79	$1,079
Europe	31	—	31	—	62
Other	—	—	1	—	1

	$549	$324	$190	$79	$1,142

Three Months Ended June 30, 2002
North America	$117	$80	$24	$32	$253
Europe	14	—	9	—	23

	$131	$80	$33	$32	$276

Six Months Ended June 30, 2002
North America	$244	$145	$47	$64	$500
Europe	33	3	18	—	54

	$277	$148	$65	$64	$554

Communications revenue is classified into two categories, services revenue and reciprocal compensation. The Company further segregates services revenue into three basic lines of business: 1) Transport and Infrastructure (including private line services, wavelength services, transoceanic services, amortized dark fiber services and colocation), 2) Softswitch Services (including managed modem services and voice services), and 3) IP and Data Services (including Internet Protocol services, data services, DSL aggregation services and security services).

The majority of North American revenue consists of services and products delivered within the United States. The majority of European revenue consists of services and products delivered primarily within the United Kingdom but also includes France and Germany. Transoceanic revenue is allocated equally between North America and Europe as it represents services provided between these two regions.

Product information for the Company's information services segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)
	2003	2002	2003	2002
Services Revenue
(i)Structure
Outsourcing	$20	$20	$40	$41
Systems Integration	1	5	2	11
Software Spectrum	2	5	5	5

	23	30	47	57
Software Sales
Software Spectrum	468	417	950	470

	$491	$447	$997	$527

The results of operations of the Company's contact services business have been included in discontinued operations for the three and six months ended June 30, 2003 and 2002.

The following information provides a reconciliation of Net Loss to EBITDA, as defined by the Company, for the three and six months ended June 30, 2003 and 2002:

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Three Months Ended June 30, 2003
Net Income (Loss)	$(556)	$9	$23	$62	$(462)
Loss from Discontinued Operations	—	9	—	—	9
Total Other Income (Expense)	426	(28)	(21)	(63)	314
Depreciation and Amortization Expense	218	9	1	—	228
Non-Cash Compensation Expense	24	1	—	—	25

EBITDA	$112	$—	$3	$(1)	$114

Six Months Ended June 30, 2003
Net Income (Loss)	$(607)	$29	$48	$187	$(343)
Loss from Discontinued Operations	—	7	—	—	7
Cumulative Effect of Change in Accounting principle	—	—	(5)	—	(5)
Total Other Income (Expense)	655	(52)	(40)	(188)	375
Depreciation and Amortization Expense	417	16	2	—	435
Non-Cash Compensation Expense	45	3	—	—	48

EBITDA	$510	$3	$5	$(1)	$517

Three Months Ended June 30, 2002
Net Income (Loss)	$(362)	$31	$23	$152	$(156)
Total Other Income (Expense)	136	(21)	(20)	(150)	(55)
Depreciation and Amortization Expense	183	5	1	1	190
Non-Cash Compensation Expense	50	3	—	—	53
Non-Cash Impairment Expense	44	—	—	—	44

EBITDA	$51	$18	$4	$3	$76

Six Months Ended June 30, 2002
Net Income (Loss)	$(541)	$52	$47	$196	$(246)
Income Tax Benefit	(117)	(2)	—	—	(119)
Total Other Income (Expense)	208	(40)	(40)	(197)	(69)
Depreciation and Amortization Expense	387	9	2	2	400
Non-Cash Compensation Expense	112	5	—	—	117
Non-Cash Impairment Expense	44	—	—	—	44

EBITDA	$93	$24	$9	$1	$127

16. Related Party Transactions

Peter Kiewit Sons', Inc. ("PKS") acted as the general contractor on several projects for the Company in 2003 and 2002. These projects include the U.S. Intercity network, certain metropolitan networks and certain Gateway sites, the Company's corporate headquarters and other office space in Colorado. PKS provided $4 million and $7 million of construction services related to these projects in the first six months of 2003 and 2002, respectively.

The Company reached a final agreement with PKS in May 2003 regarding disputed claims on an intercity contract. PKS returned approximately 606,000 fully vested warrants that had been granted to them in December 2001 and had been capitalized to property, plant and equipment. The Company reduced equity and property, plant and equipment by approximately $2 million for the value of the warrants returned. The Company also satisfied $10 million of related current obligations with PKS with funds that had been classified as restricted cash.

Level 3 also receives certain mine management services from PKS. The expense for these services was $1 million for both the three and six months ended June 30, 2003 and is recorded in selling, general and administrative expenses. The expense for these services was $1 million and $3 million for the three and six months ended June 30, 2002. As of June 30, 2003, the Company owed less than $1 million for the second quarter mine management services.

RCN an equity method investee, purchased less than $1 million and $1 million of telecommunications and information services from the Company for the three and six months ended June 30, 2003, respectively. RCN purchased less than $1 million of telecommunications and information services from the Company for the three and six months ended June 30, 2002. At June 30, 2003, RCN owed Level 3 approximately $2 million for costs associated with communications joint build projects. RCN and the Company are currently negotiating a settlement of this receivable.

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

17. Other Matters

In May 2001, a subsidiary of Level 3 Communications, Inc. was named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois and in July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. In September 2002, Level 3 Communications, LLC was named as a defendant in Smith et al v. Sprint Communications Company, L.P., et al, a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. These actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The plaintiff's efforts to seek class action status for this action have been denied. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The

Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, all attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied. On July 25, 2003, the Smith Court entered an Order preliminarily approving a settlement agreement which will resolve all claims against the Company arising out of the Company's location of fiber optic cable and related telecommunications facilities that the Company owns within railroad rights of way throughout the United States. In connection with the Court's Order preliminarily approving the settlement, the Court entered an Order enjoining the parties in all pending federal and state railroad rights of way class action litigation involving the Company from further pursuing those pending actions at this time.

Under the terms of the settlement agreement, landowners who own property adjacent to the railroad rights of way in which the Company placed its fiber optic cable and related facilities may submit claims and receive specified compensation. The Company is unable to quantify the ultimate amount of payments to be made pursuant to the settlement until if and when (1) the settlement receives final approval and all appeals have been exhausted; and (2) the claims process has been completed.

It is too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously.

On November 19, 2002, Gary Haegle commenced a shareholder's derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegle v. Scott, et al., (Index No. 02-CV-0196). The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons', Inc. The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company's fiber optic cable network and manages the Company's mine properties. The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability. In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses. The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief. The defendants have filed a motion to dismiss that is currently pending before the court for a decision. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that there are substantial defenses to the claims asserted in this action, and intends to defend them vigorously.

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition, future results of operations, or future cash flows.

It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2003, Level 3 had outstanding letters of credit of approximately $34 million.

18. Subsequent Events

On July 8, 2003 the Company completed the offering of $373.75 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 ("2.875% Convertible Senior Notes") in an underwritten public offering. The 2.875% Convertible Senior Notes are convertible into shares of the Company's common stock at a conversion rate of $7.18 per share. Level 3 intends to use the net proceeds for working capital, capital expenditures and other general corporate purposes, including new product development, debt repurchases and acquisitions.

On July 11, 2003 the Company purchased $18 million aggregate principal amount of its 11% Senior Notes due 2008, $23 million of its 9.125% Senior Notes due 2008 and $2 million aggregate principal amount of its 11.25% Senior Notes due 2010. The Company issued approximately 7 million shares of its common stock with a market value of approximately $41 million. The transaction was accounted for as an extinguishment of debt, in accordance with APB No. 26. The net gain on the early extinguishment of the debt, including unamortized debt issuance costs, was $2 million and was recorded during the third quarter of 2003.

On July 11, 2003 the Company purchased $2 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $11.5 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company issued approximately 2 million shares of its common stock with a market value of approximately $10 million. The value of securities issuable pursuant to original conversion privileges was approximately $1 million. Therefore, pursuant to the provisions of SFAS No. 84, a debt conversion expense of $9 million was recorded in the third quarter of 2003.

In July 2003, Level 3 completed the acquisition of Telverse Communications, Inc. for approximately $29 million in Level 3 common stock and $1 million in cash consideration. Telverse, a provider of IP-based voice and data services, has developed certain technologies that will enable Level 3 to expand its presence in the voice-over-IP market.

In July 2003, the Company sold the former Genuity, Inc. headquarters building for approximately $20 million in cash. Level 3 will not recognize a gain or loss on this transaction due to the one-year allocation provisions of SFAS No. 141. The Company will continue leasing a portion of the facility through 2003.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements (including the notes thereto), included elsewhere herein.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "plans", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's additional filings with the Securities and Exchange Commission.

Results of Operations 2003 vs. 2002

Revenue for the periods ended June 30, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)
	2003	2002	2003	2002
Communications	$434	$276	$1,142	$554
Information Services	491	447	997	527
Coal Mining	16	20	32	40
Other	—	7	—	15

	$941	$750	$2,171	$1,136

Communications revenue is classified into two categories, services revenue and reciprocal compensation. The Company further segregates services revenue into three basic lines of business: 1) Transport & Infrastructure (including private line services, wavelength services, transoceanic services, amortized dark fiber services and colocation), 2) Softswitch Services (including managed modem and voice services), and 3) IP & Data Services (including Internet Protocol services, data services, DSL aggregation services and security services). Revenue attributable to these lines of business are identified in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)
	2003	2002	2003	2002
Services:
Transport & Infrastructure	$118	$131	$549	$277
Softswitch Services	171	80	324	148
IP & Data Services	107	33	190	65

Total Services Revenue	396	244	1,063	490
Reciprocal Compensation	38	32	79	64

Total Communications Revenue	$434	$276	$1,142	$554

Transport & Infrastructure revenue in the second quarter of 2003 declined 10% from the same period in 2002. The decrease is primarily attributable to a decline in settlement and termination revenue. For the three months ended June 30, 2002, Level 3 recognized approximately $20 million of settlement and termination revenue for transport and colocation services compared to only $7 million in the same period in 2003. Level 3 expects to recognize termination and settlement revenue in the future as customers desire to renegotiate contracts or are required to terminate service. However, the Company is not able to estimate the value of these types of transactions until they occur. Slight increases in private line and wavelength revenue were offset by a decline in colocation revenue. Softswitch revenue increased 114% to $171 million in the second quarter of 2003 compared to 2002. An increase in managed modem sales to new and existing customers, as well as revenue from customers obtained in the Genuity transaction resulted in the increase in softswitch service revenue. For the three months ending June 30, 2003, the Company's customers used approximately 29.2 billion minutes compared to 12.6 billion in the same period of 2002. This increase in usage was equally attributable to an increase from new and existing customers, and customers obtained in the Genuity transaction. Due to the seasonality of the business, declines in minute usage are typical in the second and third quarters. A decline in voice revenue, due to the expiration of a significant contract, partially offset the increase in managed modem revenue. IP & Data revenue increased significantly and is primarily attributable to the Genuity transaction. Increases in DSL aggregation, Internet access and security services all contributed to the increase in IP and Data revenue.

The increase in reciprocal compensation in 2003 is primarily attributable to an increase in minutes of usage by its existing and new customers. Certain interconnection agreements with carriers either expired in the second half of 2002 or are scheduled to expire in 2003. In situations where interconnection agreements are not renewed, the Federal Communications Commission ("FCC") has stated that the parties involved must follow FCC rules with respect to reciprocal compensation for traffic destined for ISPs. These rules may limit the amount of, and growth in, annual billable minutes, and may also require the usage of FCC rates with respect to ISP-bound traffic. The amount of billable minutes allowed by the FCC have historically been below those billed by the Company, and the rates and compensation structure adopted by the FCC may result in reduced per-minute-of-use compensation. The Company expects reciprocal compensation revenue to decline in the second half of 2003 as a result the aforementioned issues, particularly the limits in annual billable minutes. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, reciprocal compensation revenue may decline significantly over time.

For the six months ending June 30, 2003, Transport & Infrastructure revenue increased significantly compared to the six month period ended June 30, 2002, and is primarily attributable to the recognition of additional settlement and termination revenue. As previously described in this filing, Level 3 and XO Communications amended an IRU agreement entered into in a prior year. The amended agreement resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any cash benefit to the Company. Softswitch revenue in the first half of 2003 increased 119% from the same period in 2002. The growth in Softswitch revenue is attributable to the Genuity transaction and sales to new and existing customers. For the six months ending June 30, 2003, the Company's customers used approximately 63 billion minutes compared to 25 billion in the first half of 2002. Revenue attributable to voice services was consistent with that of the first half of 2002. IP and Data revenue also increased substantially (192%) for the six months ended June 30, 2003 compared to the same period in 2002. The Genuity transaction and growth in IP revenue are primarily responsible for the increase in IP & Data revenue. The increase in reciprocal compensation in 2003 is again primarily attributable to an increase in minutes of usage by existing and new customers.

Information services revenue, which is primarily comprised of (i)Structure's outsourcing business and Software Spectrum, increased from $447 million in the three months ended June 30, 2002 to $491 million for the respective period in 2003. This increase is predominantly due to the inclusion of

Software Spectrum's results for a full quarter offset by a softness in sales and a change in the sales mix under Microsoft's licensing programs. The Company acquired Software Spectrum in June of 2002. For the three months ended June 30, 2002, the Company recognized $422 million of revenue attributable to the software business. For the three months ended June 30, 2003, revenue attributable to this business totaled $470 million. It should be noted that while Level 3 did not acquire Software Spectrum until June, 2002, a significant portion of the second quarter sales for this business occur late in the period. Software Spectrum has recently experienced an increase in sales under Microsoft's 6.0 licensing program which Microsoft implemented in 2001. Under this program, new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. The Company will recognize the service fee it receives from Microsoft as revenue and not the entire value of the software for sales under this program. If Microsoft is successful in implementing this licensing program, it will result in a significant decline in the amount of information services revenue recognized by the Company. The decline in revenue is not expected to have a meaningful effect to earnings as the Company should experience a corresponding decline in cost of revenue. Information service's revenue attributable to the Company's (i)Structure business declined by approximately $4 million primarily as a result of the Company's decision to focus on its infrastructure outsourcing business and exit the systems integration business. In the second quarter of 2003, the Company notified its systems integration customers and employees that it would honor its existing contracts. However, once these contracts expire, the Company will no longer be providing systems integration services. The existing contracts primarily expire in the second and third quarters of 2003. The Company recognized an insignificant amount of revenue attributable to the services for the three months ended June 30, 2003.

Information services revenue was $997 million and $527 million for the six months ended June 30, 2003 and 2002, respectively. The increase in revenue is attributable to the acquisitions of CorpSoft in March of 2002 and Software Spectrum in June of 2002, partially offset by the increase in sales under Microsoft's 6.0 licensing program. Revenue from these software businesses increased from $475 million in 2002 to $955 million in 2003. Revenue attributable to (i)Structure's business declined from $52 million in 2002 to $42 million, primarily as a result of the decision to exit the systems integration business.

Coal mining revenue decreased to $16 million and $32 million for the three and six month periods ending June 30, 2003, respectively. For the three and six months ending June 30, 2002, revenue was $20 million and $40 million, respectively. These declines are attributable to the timing of coal shipments taken by a major customer. The Company expects the customer to fulfill its contractual obligations in the third or fourth quarter of 2003.

Other revenue in 2002 was attributable to California Private Transportation Company, L.P, the owner-operator of the 91 Express Lanes toll road in southern California, which was sold in January 2003.

Cost of Revenue for the second quarter 2003 was $567 million compared to $484 million for the second quarter 2002. This increase is a result of the costs associated with software sales and the Genuity transaction. Overall the cost of revenue for the communications business, as a percentage of revenue, increased from 22% during the quarter ended June 30, 2002 to 24% during the same period of 2003. This increase is primarily attributable to the settlement and termination revenue, which typically does not have a corresponding cost of revenue, recognized by the Company in both periods. Excluding the effects of termination and settlement revenue, the cost of revenue, as a percentage of revenue, would have been consistent at 24% for the two periods. Excluding the effects of settlement and termination revenue, the Company expects cost of revenue, as a percentage of revenue, to decrease in the future as a result of the migration of Genuity traffic to the Level 3 network. The cost of revenue for the information services businesses, as a percentage of its revenue, was 92% for the second quarter of 2003 up slightly from 91% in the same period in 2002. This increase is attributable to an increase in lower margin software sales. Overall, the cost of sales, as a percentage of revenue, remained consistent for both the software and outsourcing businesses during the second quarters of 2003 and 2002. The cost of revenue for the coal mining business, as a percentage of revenue, was 75% for both the second quarter of 2003 and 2002.

The cost of revenue for the six months ending June 30, 2003 and 2002 was $1.135 billion and $630 million, respectively. The increase is again due to the costs attributable to the Information Service's software business and the Genuity transaction. Communications cost of revenue, as a percentage of revenue, for the period remained consistent with that of the prior year at 24% when termination and settlement revenue are not included in the calculation for both periods. The cost of revenue, as a percentage of revenue, for the information service's software and (i)Structure businesses was similar to the ratios calculated for the three month periods ended June 30, 2003 and 2002. The cost of revenue, as a percentage of revenue, for the Company's mining business increased to 81% in 2003 from 70% in 2002 primarily as a result of lower revenues and an increase in labor costs at one of the Company's mines in 2003.

Depreciation and Amortization expenses for the quarter were $228 million, a 20% increase from the second quarter 2002 depreciation and amortization expenses of $190 million. This increase is primarily attributable to the depreciation and amortization expense attributable to the tangible and intangible assets obtained in the Genuity transaction.

Depreciation and amortization expenses for the six months ending June 30, 2002 and 2003 were $400 and $435 million, respectively. This increase is again attributable to the assets acquired in the Genuity transaction partially offset by certain assets becoming fully depreciated in prior periods.

Selling, General and Administrative expenses were $276 million in the three months ended June 30, 2003, a 15% increase over second quarter 2002. This increase is a result of the additional employees and other expenses associated with the Genuity and Software Spectrum transactions. The Company's global workforce initially increased by approximately 4,500 employees as a result of these acquisitions. The additional employees resulted in higher compensation, travel, training and facilities expenses. The Company also experienced an increase in insurance, marketing and professional expenses for the three months ended June 30, 2003. These increases were partially offset by declines in CPTC's operating expenses, non-cash compensation and property tax expense. During the second quarter, the Company received final assessments from several jurisdictions for property taxes accrued in 2002. These assessments were lower than the Company expected and therefore, it reduced its property tax accrual by approximately $8 million during the quarter. Included in operating expenses for the three months ended June 30, 2003 and 2002, were $25 million and $53 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The decrease in non-cash compensation expense is attributable to decline in the value of grants distributed to eligible employees. The Company expects selling, general and administrative expenses to decline from current levels as the Company begins to realize the synergies derived from the Genuity transaction by the end of 2003.

For the six months ended June 30, 2002 and 2003, selling, general and administrative expense were $493 million and $547 million, respectively. The factors described above, primarily the acquisitions of Genuity, Software Spectrum and CorpSoft, resulted in the increase in selling, general and administrative expenses in 2003.

Restructuring and Impairment Charges were $9 million in the second quarter of 2003 and $47 million in the second quarter of 2002. During the first quarter, Level 3 announced workforce reductions that ultimately will affect approximately 800 employees in the communications business by the end of 2003. During the second quarter approximately 400 employees were terminated and the Company recorded an additional $5 million of expenses attributable to the integration of acquired operations in the

Genuity transaction into Level 3's operations. As of June 30, 2003, approximately 600 employees had been affected by these actions.

In the second quarter of 2003, the Information Services business recognized $4 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum, as well as the closure of (i)Structure's system integration operations. These actions resulted in the termination of 250 employees in the second quarter and are expected to affect an additional 30 employees in the third quarter. The Company expects to incur additional costs for workforce reductions, lease terminations and loss of tax incentives in the third quarter as a result of these and additional actions announced by Software Spectrum in the third quarter.

Restructuring charges of $3 million were recorded in the second quarter of 2002 for costs associated with the termination of approximately 200 communications employees in North America and Europe. Impairments of $44 million were recorded in the three month period ending June 30, 2002. The Company decreased the carrying value of certain colocation assets, excess equipment and corporate facilities by approximately $44 million due to the continued deterioration of the value of these assets

For the six months ended June 30, 2003 and 2002, the Company recorded restructuring and impairment charges of $20 million and $47 million, respectively. In addition to the items described above, Level 3 recorded restructuring expenses of $11 million in the first quarter of 2003 related to its communications business. These expenses were attributable to the integration of Genuity's operations into those of Level 3 and the right sizing of the European cost structure with expected revenues.

The Company expects to incur additional costs for workforce reductions, lease terminations and loss of tax incentives in the third quarter of 2003. Level 3 continues to conduct a comprehensive review of its communications assets, specifically assets deployed in and along its intercity network, in its gateway facilities and its colocation facilities and obligations. It is possible that additional communications assets may be identified as obsolete or excess and additional impairment charges recorded to reflect the realizable value of these assets in future periods.

EBITDA, is defined by the Company, as net income/(loss) from the consolidated condensed statements of operations, less income/(loss) from discontinued operations, less cumulative effect of change in accounting principle, less income tax benefit, less total other income/(loss), less depreciation and amortization expense and less non-cash compensation expense included within selling, general and administration expense on the consolidated condensed statements of operations, and after a reduction of operating expenses by the non-cash portion of restructuring and impairment charges. EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be similar to EBITDA measures of other companies. Management believes that EBITDA is a relevant metric that it uses internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations. Note 15 of the Consolidated Condensed Financial Statements provides a reconciliation of EBITDA for each of the Company's operating segments.

Communications EBITDA improved to $112 million in the second quarter of 2003 from $51 million for the same period in 2002. This improvement was predominantly due to lower network and selling, general and administrative expenses, including the $8 million property tax adjustment recorded in the second quarter of 2003, as well as the additional earnings provided by the Genuity transaction. EBITDA for the Information Services business declined from $18 million in the second quarter of 2002 to less than a million for the same period in 2003. Level 3 acquired Software Spectrum in June 2002 and, as noted above, a significant portion of the revenue and gross profit for the software business occurs late in the quarter. As a result, the Company was able to record sales and profits while incurring a disproportionately low amount of operating expenses. In 2003, profits earned by Software Spectrum on the additional sales were more than offset by the additional operating expenses incurred for the full three month period. EBITDA in the second quarter of 2003 for the Information Service's business was also adversely affected by $4 million of restructuring charges. EBITDA for the Company's coal mining business was $3 million and $5 million for the three month periods ending June 30, 2003 and 2002, respectively. This decline is attributable to a decrease in mining revenue. EBITDA for the Company's other businesses declined from a positive $3 million for the three months ended June 30, 2002 to a negative $1 million for the same period in 2003. The absence of earnings from 91 Express Lanes toll road, which was sold in January of 2003, is primarily attributable to decrease in EBITDA.

EBITDA for the communications business was $510 million and $93 million for the six months ended June 30, 2003 and 2002, respectively. The increase in 2003 is primarily attributable to the $326 million of termination and settlement revenue recognized by the Company in the first quarter of 2003, and is not expected to continue at these levels in the near future. Also contributing to the increase in 2003 were lower network and selling, general and administrative expenses, and earnings attributable to the Genuity transaction. EBITDA for the Information Service's business declined from $24 million for the six months ended June 30, 2002, to $3 million for the corresponding period in 2003 and is primarily attributable to the reasons identified above. EBITDA for the mining business declined to $5 million for the six months ended June 30, 2003, from $9 million in the same period of 2002. The decrease is due lower revenues and an increase in labor costs at one of the Company's mines in 2003. EBITDA for the Company's other businesses decreased from a positive $1 million in 2002, to a negative $1 million in 2003. The decline is again attributable to the sale the toll road in January 2003, partially offset by a decline in professional fees.

Interest Income was $6 million and $15 million for the three and six months ended June 30, 2002 declining to $5 million and $10 million for the same periods in 2003. Interest income declined in 2003 compared to 2002 due to a decline in the weighted average interest rate earned on the portfolio, partially offset by an increase in the average portfolio balance during the period. The average portfolio balance increased as a result of the $490 million of net proceeds received from the offering of the Junior Convertible Subordinated Notes in the third quarter of 2002 and $160 million of proceeds from the sale of Commonwealth Telephone in the fourth quarter of 2002. Interest rates earned by the Company on its portfolio declined by approximately 40% in 2003 versus the rates in 2002 as a result of an overall reduction in interest rates. Pending utilization of the cash and cash equivalents, the Company invests the funds primarily in U.S. government and U.S. government agency securities and money market funds that hold U.S. and U.S. government agency securities. This investment strategy does provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Company's business plan.

Interest Expense, net increased by $12 million to $143 million during the second quarter of 2003. Interest expense increased as a result of the issuance of $500 million of 9% Junior Convertible Subordinated Notes and the capitalized leases assumed in the Genuity transaction. These increases in interest expense were partially offset by the interest on debt repurchased or sold during and after the second quarter of 2002 and slightly lower interest rates on the adjustable rate Senior Secured Credit Facility and the commercial mortgage during the three months ended June 30, 2003.

Interest Expense for the six months ended June 30, 2003 was $283 million increasing from $260 million in the same period in 2002. As noted above, the additional interest on the 9% Junior Convertible Subordinated Notes and the Genuity capitalized leases, partially offset by the interest on debt repurchased or sold in 2002 and 2003 and lower interest rates on the variable debt, attributed to the increase in interest expense.

Other, net includes equity in earnings of unconsolidated subsidiaries, gains and losses on the disposal of non-operating assets and gains on the extinguishment of debt. The Company had previously classified gains on the extinguishment of debt as an extraordinary item in the statement of operations. Pursuant to SFAS No. 145, Level 3 has reclassified these gains to Other income. For the three months ended June 30, 2003, Other, net is primarily comprised of induced conversion expenses of $190 million incurred to convert the 9% Junior Convertible Subordinated Notes to equity and $2 million of gains on the extinguishment on debt. For the corresponding period in 2002, the Company recorded $101 million of gains on the sale of 4.9 million Commonwealth Telephone shares and gains on the extinguishment of debt of $76 million.

Other, net was a loss of $102 million and a gain of $314 million for the six months ended June 30, 2003 and 2002, respectively. In addition to the items described above, the Company recorded a gain of $70 million from the sale of the 91 Express Lanes toll road in the first quarter of 2003. In the first quarter of 2002, the Company recorded additional gains of $130 million on the extinguishment of debt.

Income Tax Benefit for the first six months of 2002 was $119 million compared to zero for the same period in 2003. Federal legislation enacted in the first quarter of 2002 enabled the Company to carryback its 2001 Federal income net operating losses to 1996. In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recorded the benefit in the period in which the legislation was enacted. The Company, as it is unable to determine when the tax benefits attributable to the remaining net operating losses will be realizable, has recorded a valuation allowance against the deferred tax assets.

Loss from Discontinued Operations was $9 million and $7 million for the three and six months periods ended June 30, 2003, respectively, and attributable to Information Service's contact services business. The loss in the second quarter primarily represents the loss on the sale from the business. The Company expects to recognize additional losses in the second half of 2003 as it closes a contact service's facility that was not included in the sales transaction. These losses are not expected to be significant.

Cumulative Effect of Change in Accounting Principle of $5 million resulted from the adoption of SFAS No. 143 as of January 1, 2003. The $5 million reflects the net change in accrued reclamation liability attributable to the Company's coal operations.

Financial Condition—June 30, 2003

Cash used by operating activities decreased from $222 million in the first half of 2002 to $90 million in the same period of 2003. Changes in components of working capital, primarily in the Information Services business and improvements in the operating results of the communications business were responsible for the decline. The decline was partially offset by an increase in communication's accounts receivable. The Company's contractual terms and conditions permit Level 3 to bill the customer at the beginning of the service period. The vast majority of customer contracts acquired in the Genuity transaction require billings to be made at the end of the service period, or in arrears. As a result, the Company's communications' receivables balance increased significantly this period.

Investing activities primarily include the Genuity transaction for $144 million, including transaction costs, and gross capital expenditures of $90 million. The Company received $46 million of proceeds from the sale of its share of the 91 Express Lanes toll road operations, $21 million from the sale of property, plant and equipment and other assets, and reduced its restricted cash and securities balance by $2 million.

Financing activities in 2003 consisted of the repayment of long-term debt for $14 million, primarily capitalized leases acquired in the Genuity transaction, and the non-cash conversion of both $500 million of 9% Junior Convertible Subordinated Notes and $100 million of 9.125% Senior Notes to common stock. The Company was also able to reduce its long-term debt by approximately $139 million due to the sale of CPTC. In addition to cash proceeds, the buyer also assumed the obligations of the toll road at the time of closing.

The Company's discontinued contact services business provided approximately $16 million of cash for the first six months of 2003, including $8 million of proceeds from the sale of the business. In July 2003, Software Spectrum paid the buyer approximately $4 million for working capital adjustments which reduced the net proceeds received in the transaction. In addition, the Company paid $2 million to the buyer primarily for accounts receivable purchased by the buyer but collected by Software Spectrum in the second quarter and subsequent to the closing date.

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

Level 3 has approximately $915 million of cash and marketable securities on hand at June 30, 2003. This figure does not include $400 million of cash that was pledged to the banks participating in the Company's amended Senior Secured Credit Facility (reflected as Restricted Cash within the noncurrent portion of the balance sheet) nor the net proceeds of $362 million received from the 2.875% Convertible Note offering in July 2003. Based on information available at this time, management of the Company believes that the Company's current liquidity, and anticipated future cash flows from operations will be sufficient to fund its business plan. In addition, the Company has undrawn commitments of approximately $150 million under its amended Senior Secured Credit Facility. There are certain restrictions on the availability of these undrawn amounts.

If additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan the Company, in January 2001, filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. In July 2002, the Company sold $500 million of 9% Junior Convertible Subordinated Notes due 2012 under this shelf registration statement. In July 2003, the Company also sold approximately $374 million of its 2.875% Senior Convertible Notes under this shelf registration statement. The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $2.3 billion of additional securities to fund its business plan.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets or operations to fund portions of the business plan. In 2002, the Company completed the sale of approximately 9.6 million shares of Commonwealth Telephone for net proceeds of approximately $325 million. The Company also received approximately $46 million of cash proceeds for its interest in CPTC during January 2003. In addition, the Company has announced that it will seek to sell or sublease excess real estate and may enter into sale leaseback transactions for required communications facilities. In 2002 and 2003, Level 3 generated approximately $97 million and $15 million, respectively, of proceeds from these types of real estate transactions. In July 2003, the Company also completed the sale of Genuity's former headquarters building for approximately $20 million. With the sale of Commonwealth Telephone shares, CPTC and certain real estate transactions in 2002 and 2003, management believes that the Company has now sold the substantial portion of its valuable non-core assets.

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

In connection with the implementation of the Company's business plan, management continues to review the existing businesses to determine how those businesses will assist with the Company's focus on delivery of communications and information services and generating positive cash flows. To the extent that certain businesses are not considered to be compatible with the delivery of communication and information services or with obtaining cash flow objectives, the Company may exit those businesses. It is possible that the decision to exit these businesses could result in the Company not recovering its investment in the businesses, and in those cases, a significant charge to earnings could result. For example, the Company sold its Asian operations to Reach Ltd. in January 2002 and incurred a loss of $516 million.

Various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes traded at discounts to their respective face or accreted amounts in 2001 and 2002. Through June 30, 2003, the Company had exchanged, in private transactions, approximately $876 million (carrying value) of its debt for shares of its common stock valued at approximately $635 million. In addition, Level 3 also exchanged $500 million of its 9% Junior Convertible Subordinated Notes for approximately 147 million shares of common stock pursuant to the terms of the Notes and an additional 27 million shares to induce conversion. Level 3 Finance, a first tier, wholly owned subsidiary of Level 3, repurchased in 2001 and 2002 senior and convertible subordinate notes with a face value of approximately $1.8 billion, plus accrued interest, if applicable, for a total cash purchase price of approximately $762 million.

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

Current economic conditions of the telecommunications and information services industry, combined with Level 3's financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices. Level 3, in addition to the Genuity and Telverse transactions described below, continues to evaluate these opportunities and could make additional acquisitions in 2003.

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

In July 2003, Level 3 completed the acquisition of Telverse Communications, Inc. for approximately $29 million in Level 3 common stock and $1 million in cash. Telverse, a provider of IP-based voice and data services, has developed certain technologies that will enable Level 3 to expand its presence in the voice-over-IP market.

The Company's debt instruments contain certain financial and non-financial covenants. The Company believes, based upon management's review of the covenants, that it is in full compliance with all the terms of the debt instruments as of June 30, 2003 and will be for at least the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. As of June 30, 2003, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $120 million under a commercial mortgage. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the credit facility and mortgages. The weighted average interest rate based on outstanding amounts under these variable rate instruments of $1.245 billion at June 30, 2003, was approximately 5.16%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 6.16%) would increase annual interest expense of the Company by approximately $12.5 million. At June 30, 2003, the Company had $4.51 billion of fixed rate debt bearing a weighted average interest rate of 9.83%. A change in interest rates in the future will not affect the Company due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums. The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash. The Company continues to evaluate other alternatives to limit interest rate risk.

Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company currently accounts for these two investments using the equity method. In April 2003, the Company and Commonwealth Telephone announced a recapitalization plan whereby Level 3 would convert its Class B shares into the common stock of Commonwealth Telephone. If the plan is approved by Commonwealth Telephone shareholders, Level 3 would own approximately 4.6% of the equity and voting rights of Commonwealth Telephone and account for its investment in Commonwealth Telephone using the cost method. In 2002, the Company sold approximately 90% of its holdings in Commonwealth Telephone for net proceeds of approximately $325 million. The market value of the Company's holdings in RCN and Commonwealth Telephone was approximately $102 million at June 30, 2003, which is higher than their carrying value of $17 million. The Company may seek to sell all or a portion of its shares in RCN and Commonwealth Telephone over time. The value received for the remaining investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $20 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

The Company's business plan includes operating a telecommunications network and information services business in Europe. As of June 30, 2003, the Company had invested significant amounts of capital in the region for its communications business. The Company issued €800 million (€425 million outstanding at June 30, 2003) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of June 30, 2003, the Company held only enough foreign denominated currency to fund its immediate working capital obligations. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. Foreign exchange rate fluctuations in 2003 did not have a material effect on Level 3's results of operations and financial position. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 20, 2003 the following matters were submitted to a vote:

1.
Election of three Class III Directors to the Board of Directors of Level 3 for a three-year term until the 2006 Annual Meeting of Stockholders:

	In Favor	Withheld
Arun Netravali	418,111,405	2,670,706
John T. Reed	414,135,974	6,646,137
Michael B. Yanney	388,383,878	32,398,233

Item 5. Other Information

a)
Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:

	Six Months Ended June 30,		Fiscal Year Ended
	2003	2002	2002	2001	2000	1999	1998
Loss from Continuing Operations Before Taxes	$(341)	$(365)	$(981)	$(4,373)	$(1,456)	$(702)	$(153)
(Earnings)Losses of Equity Investees	(2)	(7)	(13)	(16)	284	128	131
Interest on Debt, Net of Capitalized Interest	283	260	560	646	282	174	133
Amortization of Capitalized Interest	34	34	68	68	19	—	—
Interest Expense Portion of Rental Expense	18	10	22	20	15	12	6

Earnings (Losses) Available for Fixed Charges	$(8)	$(68)	$(344)	$(3,655)	$(856)	$(388)	$117

Interest on Debt	$283	$260	$560	$703	$635	$289	$147
Preferred Dividends	—	—	—	—	—	—	—
Interest Expense Portion of Rental Expense	18	10	22	20	15	12	6

Total Fixed Charges	$301	$270	$582	$723	$650	$301	$153

Ratio of Earnings to Fixed Charges	—	—	—	—	—	—	—

Deficiency	$(309)	$(338)	$(926)	$(4,378)	$(1,506)	$(689)	$(36)

  Upon adoption of Statement of Financial Accounting Standards no. 145, "Rescission of Financial Accounting Standards Board Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", in 2003, due to the recurring nature of its debt repurchases and exchanges, the Company reclassified the related gains previously classified as extraordinary gains to Other income within Loss from Continuing Operations Before Income Tax of $206 million for the six months ended June 30, 2002, $255 million for the year ended December 31, 2002 and $1,075 million for the year ended December 31, 2001.

  In June 2003, the Company sold its contact services business. The Company accounted for the contact services business as a discontinued operation in its June 30, 2003 financial statements. Earnings from discontinued operations before taxes for the year ended December 31, 2002 of approximately $2 million have been reclassified from continuing operations. Earnings from discontinued operations before taxes for the six months ended June 30, 2002 were less than $1 million.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits filed as part of this report are listed below.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
On April 17, 2003 the Company filed a Current Report on Form 8-K related to the appointment of Arun Netravali to the Board of Directors.

  On April 21, 2003, the Company filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K dated February 13, 2003 related to the acquisition of substantially all of the assets, and the assumption of certain of the liabilities of Genuity, Inc.

  On May 23, 2003, the Company filed a Current Report on Form 8-K related the election of Class III directors, new committee appointments, Mr. Sunit S. Patel as the new Chief Financial Officer, and the modification of irrevocable waivers granted by the Company's Group Vice Presidents, members of the Board and R. Douglas Bradbury, Kevin J. O'Hara and Kenneth E. Stinson, to permit the exercise of certain stock options.

  On June 18, 2003, the Company filed a Current Report on Form 8-K/A-2 supplementing the Current Report on Form 8-K/A dated April 21, 2003 related to the acquisition of substantially all of the assets, and the assumption of certain of the liabilities of Genuity, Inc.

  On June 23, 2003, the Company filed a Current Report on Form 8-K related to the conversion of the Company's 9% Junior Convertible Subordinated Notes due 2012 into shares of the Company's common stock.

  On July 1, 2003, the Company filed a Current Report on Form 8-K related to a press release announcing the offering of $250 million aggregate principal amount of its Convertible Senior Notes due 2010 (plus an option to purchase an additional $37.5 million aggregate principal amount of its Convertible Senior Notes, solely to cover over-allotments), in an underwritten public offering.

  On July 9, 2003, the Company filed a Current Report on Form 8-K related to the offering of $373.75 million aggregate principal amount of its Convertible Senior Notes due 2010, in an underwritten public offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.
Dated: August 14, 2003	/s/ ERIC J. MORTENSEN Eric J. Mortensen Senior Vice President, Controller and Principal Accounting Officer