Form 10-Q
period 2003-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2003-11-14
CIK 794323

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

(720) 888-1000
(Registrant's telephone number,
including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒    No ☐

        The number of shares outstanding of each class of the issuer's common stock, as of November 6, 2003:

Common Stock 676,971,829 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I—Financial Information
Item 1.	Unaudited Financial Statements:
Consolidated Condensed Statements of Operations
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flows
Consolidated Condensed Statement of Changes in Stockholders' Equity (Deficit)
Consolidated Condensed Statements of Comprehensive Loss
Notes to Consolidated Condensed Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
Item 2.	Changes in Securities and Use of Proceeds
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)
	2003	2002	2003	2002
Revenue:
Communications (Note 4)	$413	$274	$1,548	$828
Information Services	437	746	1,434	1,273
Coal Mining	24	22	56	62
Other	—	7	—	22

Total Revenue	874	1,049	3,038	2,185
Costs and Expenses:
Cost of revenue:
Communications	91	42	283	170
Information Services	400	692	1,317	1,166
Coal Mining	18	14	44	42

Total cost of revenue	509	748	1,644	1,378
Depreciation and amortization	210	200	645	600
Selling, general and administrative	250	228	795	721
Restructuring and impairment charges	14	3	34	50

Total Costs and Expenses	983	1,179	3,118	2,749

Loss from Operations	(109)	(130)	(80)	(564)
Other Income (Expense):
Interest income	5	8	15	23
Interest expense, net	(156)	(154)	(439)	(414)
Other, net and gains on extinguishments of debt	(2)	(24)	(104)	290

Total Other Income (Expense)	(153)	(170)	(528)	(101)

Loss from Continuing Operations Before Income Taxes	(262)	(300)	(608)	(665)
Income Tax Benefit	12	—	12	119

Net Loss Before Change in Accounting Principle and Discontinued Operations	(250)	(300)	(596)	(546)
Cumulative Effect of Change in Accounting Principle	—	—	5	—
Income from Discontinued Operations	3	1	1	1

Net Loss	$(247)	$(299)	$(590)	$(545)

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss Before Change in Accounting Principle and Discontinued Operations	$(0.38)	$(0.73)	$(1.12)	$(1.36)
Cumulative Effect of Change in Accounting Principle	—	—	0.01	—
Income from Discontinued Operations	—	—	—	—

Net Loss	$(0.38)	$(0.73)	$(1.11)	$(1.36)

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(unaudited)

(dollars in millions, except per share data)	September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$1,317	$1,142
Restricted cash	495	99
Receivables, less allowances of $30 and $29, respectively	355	527
Current assets of discontinued operations	17	17
Other	102	154

Total Current Assets	2,286	1,939
Net Property, Plant and Equipment	5,785	6,005
Restricted Cash	58	467
Goodwill	310	279
Intangibles, net	185	101
Other Assets, net	124	172

	$8,748	$8,963

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$497	$691
Current portion of long-term debt	750	4
Accrued payroll and employee benefits	148	147
Accrued interest	78	92
Deferred revenue	132	199
Current liabilities of discontinued operations	—	2
Other	205	218

Total Current Liabilities	1,810	1,353
Long-Term Debt, less current portion	5,340	6,102
Deferred Revenue	919	1,264
Other Liabilities	529	484
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 655,922,447 outstanding in 2003 and 443,556,864 outstanding in 2002	7	4
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	7,238	6,273
Accumulated other comprehensive loss	(120)	(132)
Accumulated deficit	(6,975)	(6,385)

Total Stockholders' Equity (Deficit)	150	(240)

	$8,748	$8,963

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(dollars in millions)
	2003	2002
Cash Flows from Operating Activities:
Net Loss	$(590)	$(545)
Cumulative effect of change in accounting principle	(5)	—
Income from discontinued operations	(1)	(1)

Loss before change in accounting principle and discontinued operations	(596)	(546)
Adjustments to reconcile loss before change in accounting principle and discontinued operations to net cash used in continuing operations:
Equity earnings, net	(3)	(10)
Depreciation and amortization	645	600
Induced conversion expense on convertible debt	200	20
Gain on debt extinguishments, net	(4)	(211)
Loss on impairments	—	46
Gain on sale of property, plant and equipment, toll-road operations and other assets	(70)	(100)
Non-cash expense attributable to stock-based awards	63	154
Deferred revenue	(349)	26
Accrued interest on marketable securities	—	4
Amortization of debt issuance costs	38	4
Accreted interest on long-term discount debt	81	82
Accrued interest on long-term debt	1	(10)
Changes in working capital items net of amounts acquired:
Receivables	172	106
Other current assets	50	(45)
Payables	(196)	(475)
Other current liabilities	(34)	(59)
Other	(3)	(31)

Net Cash Used in Continuing Operations	(5)	(445)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	$—	$200
Increase in restricted cash and securities, net	(9)	(387)
Capital expenditures	(142)	(173)
Release of capital expenditure accruals	23	164
Genuity transaction	(144)	—
Investments	(2)	(16)
McLeod transaction	—	(51)
CorpSoft acquisition, net of cash acquired of $34	—	(93)
Software Spectrum acquisition, net of cash acquired of $40	—	(94)
Proceeds from sale of toll road operations	46	—
Proceeds from sale of Commonwealth Telephone shares	—	166
Proceeds from sale of property, plant and equipment, and other assets	51	45

Net Cash Used in Investing Activities	(177)	(239)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	361	490
Payments on and repurchases of long-term debt, including current portion	(29)	(98)
Proceeds from stock options exercised	3	—

Net Cash Provided by Financing Activities	335	392
Net Cash Provided by (Used in) Discontinued Operations	17	(45)
Effect of Exchange Rates on Cash and Cash Equivalents	5	3

Net Change in Cash and Cash Equivalents	175	(334)
Cash and Cash Equivalents at Beginning of Period	1,142	1,297

Cash and Cash Equivalents at End of Period	$1,317	$963

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$319	$325
Non-cash Investing and Financing Activities:
Common stock issued in exchange for long-term debt	$838	$161
Common stock issued for Telverse acquisition	29	—
Accrued interest paid with common stock	10	—
Long-term debt principal retired by issuing common stock	657	299
Settlement of obligation with restricted securities	10	—
Long-term debt extinguished due to sale of toll road operations	139	—

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Statement of Changes in Stockholders' Equity (Deficit)
For the nine months ended September 30, 2003
(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2002	$4	$6,273	$(132)	$(6,385)	$(240)
Common Stock:
Issued to extinguish long-term debt	3	845	—	—	848
Stock options exercised	—	3	—	—	3
Stock plans and warrant grants	—	47	—	—	47
Shareworks plans	—	41	—	—	41
Telverse acquisition	—	29	—	—	29
Net Loss	—	—	—	(590)	(590)
Other Comprehensive Income	—	—	12	—	12

Balances at September 30, 2003	$7	$7,238	$(120)	$(6,975)	$150

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)
	2003	2002	2003	2002
Net Loss	$(247)	$(299)	$(590)	$(545)
Other Comprehensive Income Before Tax:
Foreign currency translation adjustments	—	(24)	21	6
Unrealized holding losses and other arising during period	—	—	(8)	1
Reclassification adjustment for (gains) losses included in net loss	—	16	(1)	12

Other Comprehensive Income Before Tax	—	(8)	12	19
Income Tax Expense Related to Items of Other Comprehensive Income	—	—	—	—

Other Comprehensive Income Net of Taxes	—	(8)	12	19

Comprehensive Loss	$(247)	$(307)	$(578)	$(526)

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

        The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

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

        Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem, voice, data services and dark fiber revenue, is recognized monthly as the services are provided based on contractual amounts expected to be collected. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement.

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

        Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. In addition, termination revenue is recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet. Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide leased facilities or services for consideration previously received and for which revenue recognition has been deferred. Termination/settlement revenue is reported in the same manner as the original product or service provided, and amounted to $10 million and $343 million during the three and nine months ended September 30, 2003, respectively (See Note 4. Settlement Revenue), and $27 million and $86 million during the three and nine months ended September 30, 2002.

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

        Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party circuit costs directly attributable to the network, as well as costs of assets sold which were immaterial in the three and nine month periods ended September 30, 2003 and 2002.

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

        Microsoft Corporation, a significant supplier of software to Software Spectrum, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. In 2003, several other software publishers began adopting this type of licensing program. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from the software publishers for these activities. Under this licensing program, Software Spectrum only recognizes the service fee it receives from the software publisher as revenue and not the entire value of the software. The Company continues to sell products under various licensing programs but has recently experienced an increase in the level of sales under these new programs. If Microsoft and other software publishers are able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a "net" basis, the Company may experience a significant decline in information services revenue and a comparable decline in cost of revenue.

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

        In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 was effective for the Company beginning on January 1, 2003. The Company's coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The net effect of the adoption of SFAS No. 143 to the Company's coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which will be amortized to expense in future years) and was reflected as a cumulative-effect adjustment in the consolidated condensed statement of operations. The communications business has entered in to certain colocation leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition. The Company has also entered in to right-of-way agreements for its intercity and metropolitan networks that may require the removal of the conduit upon termination of the agreement. Upon adoption of this standard on January 1, 2003, the Company also recorded obligations and corresponding assets of approximately $31 million for these lease and right of way agreements. Accretion of asset retirement obligation expense of $1 million and $7 million was recorded during the three and nine months ended September 30, 2003, respectively; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $122 million at September 30, 2003. The Company has restricted cash of approximately $43 million set aside to fund the reclamation liabilities. Accretion expense of $1 million and $4 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated condensed statements of operations for the three and nine months ended September 30, 2003, respectively. Accretion expense of less than $1 million and $3 million related to the Company's coal mining business was recorded in cost of revenue on the consolidated condensed statements of operations for the three and nine months ended September 30, 2003, respectively. There were no material payments or settlements of asset retirement obligations during the nine months ended September 30, 2003. The following is unaudited pro-forma financial information of the Company assuming SFAS No. 143 had been in effect as of January 1, 2000:

			Years Ended December 31,
	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
(dollars in millions, except per share data)
			2002	2001	2000
Asset Retirement Obligations	$114	$114	$115	$108	$101
Effect of SFAS 143	(2)	(6)	(8)	(6)	(5)
Pro-Forma Net Loss	(301)	(551)	(866)	(4,984)	(1,460)
Pro-Forma Loss Per Share	(0.73)	(1.38)	(2.13)	(13.34)	(4.03)

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 was effective for fiscal years beginning and certain transactions entered into after May 15, 2002. SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Previously, FASB Statement No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations. APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future. Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria in APB Opinion No. 30 should be reclassified. Upon adoption of SFAS No. 145, due to the recurring nature of its debt repurchases and exchanges, the Company reclassified the related gains previously classified as extraordinary gains during the three and nine months ended September 30, 2002 of $5 million and $211 million, respectively, in the statement of operations to other non-operating income.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: The direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur and, lastly, the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 by the Company did not have a material effect on its financial results for the three and nine months ended September 30, 2003 and is not expected to have a material effect on its future results of operations or financial position as the Company does not have investments in variable interest entities.

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

        Where appropriate, items within the consolidated condensed financial statements, including discontinued operations, have been reclassified from the previous periods to conform to current period presentation.

2.     Acquisitions

        Level 3 Communications completed the acquisition of Telverse Communications, Inc. on July 21, 2003 for approximately $29 million in Level 3 common stock (4.2 million shares) and $1 million in cash consideration. Telverse, a provider of IP-based voice and data services, has developed certain technologies that will enable Level 3 to expand its presence in the voice-over-IP market. Telverse's revenues and results of operations, which were not significant in 2002 and the first six months of 2003, are included in the 2003 consolidated condensed statements from the date of acquisition. Management's preliminary allocation of the purchase price resulted in the consideration, including transaction costs, plus assumed liabilities exceeding the fair value of the identifiable tangible assets acquired by approximately $32 million, which was initially recorded as goodwill. The Company expects to complete its preliminary assessment of the assets and liabilities acquired in the Telverse transaction in the fourth quarter of 2003.

        The 4.2 million shares issued in the acquisition contain restrictions on transfer imposed by the U.S. securities laws. The Company anticipates filing a registration statement relating to the sale of these securities by the former Telverse stockholders during the first quarter of 2004.

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

        The terms of the transaction provide for post-closing purchase price adjustments related to the amount of (a) annualized recurring revenue, (b) various prepaid items and deposits, (c) property taxes payable on purchased property, (d) severance payments to certain of Genuity's former employees and (e) an adjustment based on the aggregate dollar value of rejection claims in the Genuity Bankruptcy Estate. Level 3 and the Genuity Bankruptcy Estate have agreed that these adjustments will result in a net refund to Level 3 of $35 million. That refund agreement is subject to the execution of a definitive settlement agreement and approval of the judge administering Genuity's bankruptcy, which approval Level 3 expects to receive in December. If approved, the Genuity Bankruptcy Estate will pay the $35 million refund to Level 3, in cash, before the end of the year.

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

        In March 2002, the Company acquired privately held CorpSoft, Inc. ("CorpSoft"), a global provider, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction was valued at approximately $95 million, adjusted for CorpSoft's $34 million cash position on the acquisition date. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $128 million based on an independent formal valuation of the assets, and the Company's estimate of liabilities acquired.

        The results of Software Spectrum and CorpSoft's operations are included in the consolidated condensed statements of operations from the dates of acquisition. Effective on December 31, 2002, CorpSoft was merged with and into Software Spectrum, with Software Spectrum being the surviving company.

        The following is unaudited pro-forma financial information of the Company assuming the acquisitions of McLeod, CorpSoft, Software Spectrum, Genuity and Telverse had occurred at the beginning of the periods presented:

	Pro Forma Nine Months Ended
(dollars in millions, except per share data)	September 30, 2003	September 30, 2002
Revenue	$3,106	$3,520
Net Loss before Change in Accounting Principle and Discontinued Operations	(599)	(1,004)
Cumulative Effect of Change in Accounting Principle	5	—
Income from Discontinued Operations	2	12
Net Loss	(592)	(992)
Net Loss per Share	(1.12)	(2.48)

        The distressed financial condition of Genuity has resulted in the deterioration of its recurring revenue base. Level 3 expects revenue to be significantly below historical results reported by Genuity as a result of customers disconnecting service. The Company has also rejected certain customer contracts that will also result in a decrease in revenue. In 2002, Genuity recorded impairment charges related to deployed assets, assets held for sale, goodwill and intangibles, as well as lease termination charges for abandoned facilities. These charges have not been reflected in the pro-forma information as Level 3 recorded the assets at or below their fair value and is not assuming the lease obligations for the abandoned facilities. Genuity also recorded $6 million of restructuring charges for workforce reduction initiatives and other items in 2002. These amounts have not been removed from the pro forma information.

        Included in the actual results and pro-forma financial information for the nine months ended September 30, 2003 are certain amounts which impact the comparability of the results, including $294 million of revenue related to a contract settlement for which the revenue had been in the process of being recognized over the contract term, a $70 million gain on the sale of the Company's interest in its toll road operations and $200 million of induced conversion expense as a result of the issuance of shares of Level 3 Common Stock in exchange for a portion of the Company's convertible debt. Included in the actual results and pro-forma financial information for the nine months ended September 30, 2002 are certain amounts which impact the comparability of the results, including gains of $211 million as a result of the early extinguishments of certain long-term debt and a gain of $101 million on the sale of a portion of the Company's investment in Commonwealth Telephone.

        The following are the assets and liabilities acquired in the McLeod, CorpSoft, Software Spectrum, Genuity and Telverse transactions as of their respective acquisition dates:

(dollars in millions)	McLeod	CorpSoft	Software Spectrum	Genuity	Telverse
Assets:
Cash and cash equivalents	$—	$34	$40	$—	$—
Accounts receivable	—	134	130	—	—
Other current assets	—	18	3	51	—
Property, plant and equipment, net	12	6	13	256	1
Identifiable intangibles	49	26	49	127	—
Goodwill	41	128	79	—	32
Other assets	—	11	1	22	—

Total Assets	102	357	315	456	33
Liabilities:
Accounts payable	—	181	138	—	2
Accrued payroll	—	19	19	—	—
Other current liabilities	43	7	23	52	—
Current portion of long-term debt	8	—	—	121	—
Long-term debt	—	—	—	188	—
Deferred revenue—Genuity	—	—	—	6	—
Deferred revenue—Level 3	—	—	—	(76)	—
Other liabilities	—	21	—	21	—

Total Liabilities	51	228	180	312	2

Purchase Price	$51	$129	$135	$144	$31

        The fair market value of the assets and liabilities acquired in the Genuity acquisition were determined based on an independent third party valuation completed in May 2003. In the third quarter of 2003, Level 3 increased the preliminary fair value of the assets to be sold to CenturyTel (see Note 3. Discontinued Operations) to $17 million to reflect the estimated proceeds to be received from CenturyTel. A corresponding decrease in property, plant and equipment and identifiable intangibles was recorded in conjunction with this adjustment.

        In the fourth quarter of 2003, Level 3 and the Genuity bankruptcy estate agreed, pursuant to the terms of the transaction, to reduce the purchase price paid by Level 3 by $35 million. This agreement, if executed and approved by the bankruptcy court, will result in a change to the purchase price allocation provided in the preceding table. The purchase price allocation is preliminary and could change significantly.

        In July 2003, the Company sold the former Genuity, Inc. headquarters building for approximately $20 million in cash. Level 3 will not recognize a gain or loss on this transaction as the fair value assigned in purchase accounting was the same as the sale price. The Company will continue leasing the facility through 2003.

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

3.     Discontinued Operations

        In August 2003, Level 3 announced that it had agreed to sell the Midwest Fiber Optic Network ("MFON") to CenturyTel, Inc. for estimated proceeds of approximately $17 million. MFON is a regional communications system located in the Midwestern United States and was acquired by Level 3 as part of the Genuity transaction in February 2003. The final purchase price is subject to adjustments related to, among other things, the timing of the completion of the transaction as well as revenue levels at closing. The transaction is subject to regulatory approval and customary conditions and is expected to close in the fourth quarter of 2003. Level 3 has adjusted the value of MFON assets from its original estimated value, pursuant to the one-year "allocation period" provisions of SFAS No. 141, to equal the estimated proceeds from this transaction. As a result, the Company will not recognize a gain or loss on the disposition of MFON.

        The following is the summarized results of operations of the MFON business for the three and nine months (since acquisition on February 4, 2003) ended September 30, 2003.

	Three Months Ended	Nine Months Ended
	September 30, 2003
Revenue	$5	$12
Costs and Expenses:
Cost of revenue	2	2
Selling, general and administrative	—	2

Total costs and expenses	2	4

Income from Operations	3	8
Loss from Sale of Discontinued Operations	—	—

Income from Discontinued Operations	$3	$8

        In June 2003, Software Spectrum announced that it was exiting the contact services business in order to concentrate on the software business. In conjunction with this decision, Software Spectrum sold substantially all of the contact services business to H.I.G. Capital for approximately $8 million in cash, subject to working capital adjustments. Software Spectrum recorded a loss within discontinued operations of approximately $9 million on the sale. The terms of the sales agreement required Software Spectrum to provide a certain amount of working capital with the business at the time of closing. In July 2003, Software Spectrum paid H.I.G. Capital approximately $4 million for working capital adjustments that reduced the net proceeds received in the transaction to approximately $4 million. In addition, Software Spectrum paid H.I.G. Capital approximately $2 million in July 2003, primarily for accounts receivable purchased by H.I.G. Capital but collected by Software Spectrum during the second quarter and subsequent to the closing date.

        The Company is in the process of closing the remaining contact services facilities not included in the sale, and incurred less then $1 million of costs for the three months ended September 30, 2003.

        The following is the summarized results of operations of the contact services business for the nine months ended September 30, 2003 and the period from acquisition (June 18, 2002) through September 30, 2002.

	Nine Months Ended September 30,
	2003	2002
Revenue	$38	$18
Costs and Expenses:
Cost of revenue	25	11
Depreciation and amortization	1	1
Selling, general and administrative	10	5

Total costs and expenses	36	17

Income from Operations	2	1
Loss from Sale of Discontinued Operations	(9)	—

Loss from Discontinued Operations	$(7)	$1

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

        In December 2001, Level 3 recorded a loss equal to the carrying value of the assets plus the value of future obligations. Based upon the terms of the agreement, the Company was required to pay approximately $49 million for certain capital obligations for the two submarine systems to be sold to Reach, and estimated transaction costs. The Company paid $48 million of the accrued liability during the first nine months of 2002.

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

        In the first quarter of 2003, Level 3 announced workforce reductions that are ultimately expected to affect approximately 900 employees in the communications business by the end of 2003. These actions were primarily a result of the integration of acquired operations from the Genuity transaction into Level 3's operations and the Company matching its European cost structure with expected revenues. As of September 30, 2003, the Company had notified approximately 800 employees that they would be affected by these actions. The Company recorded restructuring charges of approximately $3 million and $19 million related to these actions during the three and nine months ended September 30, 2003, respectively. As of September 30, 2003, the Company had paid $16 million in costs associated with the 2003 workforce reductions.

        The information services business recognized for the three and nine months ended September 30, 2003, approximately $11 and $15 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum, as well as the closure of (i)Structure's systems integration operations in Ireland. These actions are expected to affect approximately 500 employees and result in the closure of certain facilities. As of September 30, 2003 the Company had notified approximately 475 employees that they would be affected by these actions and had paid approximately $10 million in costs associated with these workforce reductions. Included in the $15 million of restructuring charges, were $6 million of accrued lease termination costs for facilities it will be exiting.

        A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount (in millions)	Amount (in millions)
Balance December 31, 2001	354	$17	$41
2002 Charges	300	8	—
2002 Reductions of 2001 Charges	—	—	(13)
2002 Payments	(599)	(22)	(18)

Balance December 31, 2002	55	3	10
2003 Charges	1,267	28	6
2003 Payments	(1,202)	(26)	(4)

Balance September 30, 2003	120	$5	$12

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

7.     Loss Per Share

        The Company had a loss from continuing operations for the three and nine months ended September 30, 2003 and 2002. Therefore, the dilutive effect of the approximately 61 million and 158 million shares issuable pursuant to the convertible subordinated notes outstanding at September 30, 2003 and 2002, respectively, have not been included in the computation of diluted loss per share, because their inclusion would have been anti-dilutive to the computation. In addition, the dilutive effect of the approximately 52 million and 56 million options and warrants outstanding at September 30, 2003 and 2002, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

        The following details the earnings (loss) per share calculations for the Level 3 common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)
	2003	2002	2003	2002
Net Loss Before Change in Accounting Principle and Discontinued Operations	$(250)	$(300)	$(596)	$(546)
Cumulative Effect of Change in Accounting Principle	—	—	5	—
Income from Discontinued Operations	3	1	1	1

Net Loss	$(247)	$(299)	$(590)	$(545)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Loss Per Share (in thousands)	653,088	410,898	530,191	400,371

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Before Change in Accounting Principle and Discontinued Operations	$(0.38)	$(0.73)	$(1.12)	$(1.36)
Cumulative Effect of Change in Accounting Principle	—	—	0.01	—
Income from Discontinued Operations	—	—	—	—

Net Loss	$(0.38)	$(0.73)	$(1.11)	$(1.36)

8.     Receivables

        Receivables at September 30, 2003 and December 31, 2002 were as follows (dollars in millions):

September 30, 2003	Communications	Information Services	Coal	Other	Total
Accounts Receivable—Trade:
Services and Software Sales	$121	$251	$11	$—	$383
Other Receivables	2	—	—	—	2
Allowance for Doubtful Accounts	(23)	(7)	—	—	(30)

	$100	$244	$11	$—	$355

December 31, 2002
Accounts Receivable—Trade:
Services and Software Sales	$58	$477	$10	$1	$546
Joint Build Costs	1	—	—	—	1
Other Receivables	9	—	—	—	9
Allowance for Doubtful Accounts	(24)	(5)	—	—	(29)

	$44	$472	$10	$1	$527

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

        The Company recognized bad debt expense in selling, general and administrative expenses of less than $1 million and $7 million for the three and nine months ended September 30, 2003, respectively. The Company recognized bad debt expense of $5 million and $9 million for the three and nine months ended September 30, 2002, respectively. The Company decreased accounts receivable and allowance for doubtful accounts by approximately $5 million for the nine months ended September 30, 2003, for previously reserved for amounts the Company deemed as uncollectible.

9.     Property, Plant and Equipment, net

        The Company has substantially completed the construction of its communications network. Costs associated directly with the network, including employee related costs, have been capitalized, and interest expense incurred during construction was capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. The Company generally capitalizes direct costs associated with network construction, provisioning of services and software development. Capitalized labor and related expenses associated with employees and contract labor working on capital projects was approximately $16 million and $44 million for the three and nine months ended September 30, 2003, respectively. Included in capitalized labor and related expenses was $1 million and $3 million of capitalized non-cash compensation expense related to options and warrants for the three and nine months ended September 30, 2003, respectively. Capitalized labor and related expenses associated with employees and contract labor working on capital projects was approximately $12 million and $53 million for the three and nine months ended September 30, 2002, respectively. Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

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

        During 2002 and 2003, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company released approximately $23 million and $164 million of capital accruals for the nine months ended September 30, 2003 and 2002, respectively that had previously been reported as property, plant and equipment. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts which can result in changes to estimated costs of the construction projects.

        The Genuity transaction completed in February 2003, resulted in an increase to property, plant and equipment of approximately $256 million.

        Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within Property, Plant & Equipment below.

(dollars in millions)	Cost	Accumulated Depreciation	Book Value
September 30, 2003
Land and Mineral Properties	$181	$(18)	$163
Facility and Leasehold Improvements
Communications	1,300	(174)	1,126
Information Services	27	(5)	22
Coal Mining	65	(63)	2
Network Infrastructure	4,330	(674)	3,656
Operating Equipment
Communications	1,550	(884)	666
Information Services	87	(61)	26
Coal Mining	154	(147)	7
Furniture, Fixtures and Office Equipment	120	(88)	32
Other	33	(15)	18
Construction-in-Progress	67	—	67

	$7,914	$(2,129)	$5,785

December 31, 2002
Land and Mineral Properties	$178	$(13)	$165
Facility and Leasehold Improvements
Communications	1,260	(125)	1,135
Information Services	28	(5)	23
Coal Mining	65	(63)	2
CPTC	92	(17)	75
Network Infrastructure	4,212	(448)	3,764
Operating Equipment
Communications	1,280	(615)	665
Information Services	81	(55)	26
Coal Mining	78	(70)	8
CPTC	19	(13)	6
Furniture, Fixtures and Office Equipment	126	(85)	41
Other	34	(12)	22
Construction-in-Progress	73	—	73

	$7,526	$(1,521)	$6,005

        Depreciation expense was $198 million and $601 million for the three and nine months ended September 30, 2003, respectively. Depreciation expense was $195 million and $585 million for the three and nine months ended September 30, 2002, respectively.

10.   Goodwill

        The Company adopted the provisions of SFAS No. 142 in January 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Level 3 has acquired several businesses since the adoption of SFAS No. 142. In July 2003, Level 3 purchased Telverse Communications, Inc. for approximately $31 million in Level 3 common stock, cash consideration and transaction costs. A preliminary review by management of the assets and liabilities acquired in the transaction, resulted in goodwill of $32 million. The Company expects to complete its valuation during the fourth quarter of 2003.

        Level 3 purchased substantially all of the assets and operations of Genuity in February 2003. A valuation performed by a third party and subsequent adjustments, indicated that the assets acquired net of the Company's estimate of obligations assumed was in excess of the purchase price paid by $51 million. As a result, the Company did not recognize goodwill in this transaction and reallocated the negative goodwill against the asset values in accordance with SFAS No. 141.

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

        During the second quarter of 2003, the goodwill associated with the Company's Software Spectrum business was reviewed for possible impairment pursuant to SFAS No. 142. The Company determined that the fair value of the Software Spectrum business was greater than its net book value; therefore, no impairment charge was necessary as of June 30, 2003.

11.   Intangibles, Net

        As of September 30, 2003, $105 million, $16 million and $64 million of intangibles, net of amortization, are attributable to the Genuity, McLeod and Software Spectrum (including CorpSoft) acquisitions, respectively.

        The Company has attributed approximately $127 million of the Genuity purchase price to identifiable intangible assets, including $93 million to specific customer contracts and $34 million to the existing customer base. Level 3 expects to amortize these intangibles over periods ranging from 3-5 years. The intangibles acquired to the Genuity transaction have been adjusted during the current period from their previously allocated values to reflect changes in the purchase price allocation and could be adjusted further for the settlement with the Genuity Bankruptcy Estate described in Note 2. Acquisitions.

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

        Intangible asset amortization expense was $13 million and $44 million for the three and nine months ended September 30, 2003, respectively. Intangible asset amortization was $6 million and $16 million for the three and nine months ended September 30, 2002, respectively.

        The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2003-$55 million; 2004-$49 million; 2005-$38 million; 2006-$38 million and 2007-$14 million.

12.   Other Assets, Net

        At September 30, 2003 and December 31, 2002 other assets consisted of the following:

(dollars in millions)	September 30, 2003	December 31, 2002
Investments	$25	$21
Debt Issuance Costs, net	59	93
Prepaid Network Assets	28	11
Employee and Officer Notes Receivable	—	3
CPTC Deferred Development and Financing Costs	—	19
Other	12	25

	$124	$172

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

        On September 30, 2003, Level 3 owned approximately 27 million shares of RCN common stock and approximately one million of Commonwealth Telephone common shares, representing approximately 24% and 5% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for its investment in each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $49 million and $44 million, respectively, on September 30, 2003.

        In 2002, the Company sold in two transactions an aggregate of approximately 9.6 million shares of common stock of Commonwealth Telephone, or 90% of its holdings in Commonwealth Telephone. The Company received net proceeds of $325 million and recognized gains on the sales of approximately $191 million.

        As a result of these transactions, the Company owned approximately 4% of the total Commonwealth Telephone shares outstanding as of September 30, 2003 through its ownership of approximately 1 million shares of Class B common stock. Class B common shareholders are entitled to 15 votes for every share held. Therefore, the Company held a 29% voting interest in Commonwealth Telephone until September 2003.

        On April 25, 2003, it was announced that the Company and Commonwealth Telephone had entered into a recapitalization agreement that provides for the reclassification and conversion of each outstanding share of Commonwealth Telephone Class B common stock into 1.09 shares of Commonwealth Telephone common stock. Commonwealth Telephone's shareholders approved the plan on September 3, 2003. This recapitalization reduced Level 3's equity and voting interest to approximately 4.6% at September 30, 2003. Level 3 continues to have significant representation on Commonwealth Telephone's board of directors and as a result, will continue to account for its investment using the equity method.

        The Company's investment in Commonwealth Telephone, including goodwill, was $18 million and $15 million at September 30, 2003 and December 31, 2002, respectively.

        During 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. Level 3 will not record its equity in RCN's profits until unrecorded equity in losses has been offset. The Company did not recognize equity losses attributable to RCN for the nine months ended September 30, 2003 of approximately $50 million; increasing the total amount of suspended equity losses to approximately $713 million at September 30, 2003. The Company did not recognize approximately $357 million of suspended equity losses attributable to RCN for the nine months ended September 30, 2002.    The Company's investment in RCN was zero at September 30, 2003 and December 31, 2002.

        As of the date of completion of the Genuity transaction, Level 3 was obligated as part of certain capital lease agreements, to purchase approximately $30 million of operating and maintenance ("O&M") services from suppliers over the next four years. The Company has reflected the current ($9 million) and remaining noncurrent ($20 million) portions of the payments due under these arrangements as prepaid assets and liabilities.

        Loans outstanding from certain employees and officers of the Company totaled less than a million dollars at September 30, 2003. The loans were taken out in 2001 and are secured by Level 3 common stock or other personal assets of the borrower and bear interest generally at 4.75%.

13.   Long-Term Debt

        At September 30, 2003 and December 31, 2002, long-term debt was as follows:

(dollars in millions)	September 30, 2003	December 31, 2002
Senior Secured Credit Facility:
Term Loan Facility
Tranche A (4.37% due 2007)	$450	$450
Tranche B (5.37% due 2008)	275	275
Tranche C (5.64% due 2008)	400	400
Senior Notes (9.125% due 2008)	1,265	1,388
Senior Notes (11% due 2008)	415	433
Senior Discount Notes (10.5% due 2008)	611	566
Senior Euro Notes (10.75% due 2008)	368	335
Senior Discount Notes (12.875% due 2010)	407	371
Senior Euro Notes (11.25% due 2010)	120	109
Senior Notes (11.25% due 2010)	122	124
Convertible Senior Notes (2.875% due 2010)	374	—
Convertible Subordinated Notes (6.0% due 2009)	362	364
Convertible Subordinated Notes (6.0% due 2010)	514	525
Junior Convertible Subordinated Notes (9% due 2012)	—	500
Commercial Mortgage:
GMAC (3.62% due 2003-2005)	119	120
Genuity Capital Lease Obligations (15% due 2003-2006)	283	—
CPTC Long-term Debt (with recourse only to CPTC):
(7.63% due 2004 -2028)	—	139
Other	5	7

	6,090	6,106
Less current portion	(750)	(4)

	$5,340	$6,102

        The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of September 30, 2003.

        No interest expense or amortized debt issuance costs were capitalized to property, plant and equipment for the nine months ended September 30, 2003 and 2002.

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

        On July 11, 2003 the Company purchased $2 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $12 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company issued approximately two million shares of its common stock with a market value of approximately $10 million. The value of securities issuable pursuant to original conversion terms was approximately $1 million. Therefore, pursuant to the provisions of SFAS No. 84, a debt conversion expense of $9 million was recorded and included in Other Income (Expense) in the consolidated condensed statements of operations in the third quarter of 2003.

        In the third quarter of 2002, the Company purchased a total of $63 million aggregate principal amount of its two series of convertible subordinated notes. The Company issued approximately five million shares of its common stock with a market value of approximately $25 million. The value of securities issuable pursuant to original conversion privileges was approximately $5 million. Therefore, a debt conversion expense of $20 million was recorded in the period.

        On July 11, 2003 the Company purchased $18 million aggregate principal amount of its 11% Senior Notes due 2008, $23 million of its 9.125% Senior Notes due 2008 and $2 million aggregate principal amount of its 11.25% Senior Notes due 2010. The Company issued approximately 7 million shares of its common stock with a market value of approximately $41 million. The transaction was accounted for as an extinguishment of debt, in accordance with APB No. 26 "Early Extinguishment of Debt", ("APB No. 26"). The net gain on the early extinguishment of the debt, including unamortized debt issuance costs, was $2 million for these transactions.

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

        During the third quarter of 2002, the Company purchased $12 million aggregate principal amount of its 9.125% Senior Notes due 2008. The Company issued approximately one million shares of its common stock worth approximately $7 million in exchange for these senior notes. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26. The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $5 million and was originally recorded as an extraordinary item.

        In the first and second quarter of 2002, the Company purchased a combined $171 million aggregate principal amount of its two convertible subordinated note series. The Company issued approximately 12 million shares of its common stock with a market value of approximately $52 million. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26. The net gain on the early extinguishments of the debt, including transaction costs and unamortized debt issuance costs, was $114 million for the first six months of 2002, and was originally recorded as an extraordinary item.

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

	Year Ended December 31,
	2002		2001
	Previously Reported	Restated	Previously Reported	Restated
Net Loss from Continuing Operations	$(1,113)	$(860)	$(5,448)	$(4,373)
Income (Loss) from Discontinued Operations	—	2	(605)	(605)
Extraordinary Gains on Debt Extinguishments, net	255	—	1,075	—

Net Loss	$(858)	$(858)	$(4,978)	$(4,978)

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Continuing operations	$(2.74)	$(2.11)	$(14.58)	$(11.70)

Discontinued operations	$—	$—	$(1.62)	$(1.62)

Extraordinary gains on debt extinguishments, net	$0.63	$—	$2.88	$—

Net loss	$(2.11)	$(2.11)	$(13.32)	$(13.32)

Senior Secured Credit Facility

        On October 1, 2003, Level 3 used the proceeds from the 10.75% Senior Notes due in 2011 (see Note 18 Subsequent Events), restricted cash and cash on hand to repay all outstanding purchase money indebtedness and related expenses under the Senior Secured Credit Facility and terminated the agreement. The Company has included $625 million, the portion to be paid with restricted cash and cash on hand, in the current portion of long-term debt on the consolidated condensed balance sheet. The remaining $500 million was characterized as noncurrent as the proceeds from the 10.75% Senior Notes due 2011 were used to repay a portion of the Senior Secured Credit Facility. Level 3 also recorded as interest expense in the third quarter, approximately $24 million for unamortized deferred debt issuance costs attributable to the Senior Secured Credit Facility for which amortization was accelerated due to the repayment.

        In addition, to the amounts outstanding, the Senior Secured Credit Facility, as amended, contained a $150 million revolving credit facility. Of the $150 million, $50 million was available immediately for letters of credit and the full $150 million became available after August 30, 2003; provided that the Company had satisfied an incurrence test that was related to a pro-forma fixed charge coverage ratio. As of September 30, 2003, the Company had approximately $8 million in letters of credit outstanding under this agreement. In conjunction with the termination of the Senior Secured Credit Facility, the Company deposited $8 million of cash in a restricted account to collateralize the existing letters of credit.

        The availability of funds and any requirement to repay previously borrowed funds was contingent upon the continued compliance with the relevant debt covenants. The Company believed that, based upon management's review of the amended covenants and other provisions of the Senior Secured Credit Facility, it was in full compliance with all the terms of the Senior Secured Credit Facility as of September 30, 2003.

2.875% Convertible Senior Notes due 2010

        On July 8, 2003 the Company completed the offering of $373.75 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 ("2.875% Convertible Senior Notes") in an underwritten public offering. Interest on the notes accrues at 2.875% per year and is payable semi-annually in arrears in cash on January 15 and July 15, beginning January 15, 2004. The 2.875% Convertible Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured debt. The 2.875% Convertible Senior Notes contain certain covenants, which among other things, limit additional liens on assets of the Company.

        The 2.875% Convertible Senior Notes are convertible into shares of the Company's common stock at a conversion rate of $7.18 per share, subject to certain adjustments. On or after July 15, 2007, Level 3, at its option, may redeem for cash all or a portion of the notes. Level 3 may exercise this option only if the current market price for at least 20 trading days within any 30 consecutive trading day period exceeds prices ranging from 170% of the conversion price on July 15, 2007 decreasing to 150% of the conversion price on or after July 15, 2009. Level 3 is also obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

        Level 3 intends to use the net proceeds of $361 million, after transaction costs, for working capital, capital expenditures and other general corporate purposes, including new product development, debt repurchases and acquisitions. Debt issuance costs of approximately $13 million are being amortized as interest expense over the term of the 2.875% Convertible Senior Notes.

Junior Convertible Subordinated Notes

        In July 2002, the Company sold $500 million aggregate principal amount of its 9% Junior Convertible Subordinated Notes due 2012 to entities controlled by three institutions: Longleaf Partners Funds, Berkshire Hathaway, Inc., and Legg Mason, Inc. The notes, which had a 10 year maturity, paid 9% cash interest annually, payable quarterly beginning October 15, 2002. The notes were convertible, at the option of the holders, into Level 3 common stock at any time at a conversion price of $3.41 (subject to certain customary adjustments). The notes were convertible at the Company's option into convertible preferred stock under certain conditions and circumstances. The convertible notes ranked junior to substantially all of the Level 3 Communications, Inc.'s outstanding indebtedness.

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

        In the June 2003, the remaining $457 million aggregate principal amount of the Company's 9% Junior Convertible Subordinated Notes due 2012 were converted into approximately 161 million shares of its common stock with a market value of approximately $1.135 billion. The value of securities issuable pursuant to original conversion privileges was approximately $945 million. Therefore, pursuant to the provisions of SFAS No. 84, induced conversion expense of $190 million was recorded in the second quarter of 2003. Approximately $7 million of foregone accrued interest through the date of the conversion was credited to capital as a cost of the securities issued. In addition, approximately $10 million of unamortized debt issuance costs were charged to capital.

Genuity Capital Lease Obligations

        As part of the Genuity transaction that closed on February 4, 2003, the Company assumed certain capital lease obligations of Genuity for operating equipment. The Company used a 15% discount rate to present value the minimum lease payments, representing the effective interest rate that could be obtained by the Company for a similar agreement, resulting in a capital lease obligation assumed of $309 million. The capital lease agreements also contain provisions whereby Level 3 is required to purchase approximately $30 million of O&M and network capacity ratably over the lease term. The future minimum lease payments under the capital lease obligations as of September 30, 2003, excluding the O&M and network capacity obligations and assuming the lease terms remain the same as on the acquisition date, are $23 million in 2003; $133 million in 2004; $116 million in 2005; and $76 million in 2006. The lease arrangements with the equipment provide certain provisions whereby Level 3 can terminate portions of the lease if one of the significant customers using the equipment terminates all or part of its commitment, subject to certain conditions. As of the inception of the lease, this termination provision was considered remote. One of the customers utilizing this leased equipment has the option of reducing its minimum contractual commitment beginning in 2004.

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

        The Company recognized on the statement of operations a total of $15 million and $63 million of non-cash compensation for the three and nine months ended September 30, 2003, respectively. In addition, the Company capitalized $1 million and $3 million, respectively, of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems.

        The Company recognized on the statement of operations a total of $37 million and $154 million of non-cash compensation expense for the three and nine months ended September 30, 2002, respectively. In addition, the Company capitalized $2 million and $6 million of non-cash compensation expense for the three and nine month periods, respectively.

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)
	2003	2002	2003	2002
NQSO	$—	$—	$—	$—
Warrants	1	4	7	9
OSO	6	22	25	101
C-OSO	4	10	13	34
Restricted Stock	1	—	1	1
Shareworks Plans	—	3	9	15
401(k) Match	4	—	11	—

	16	39	66	160
Capitalized Noncash Compensation	(1)	(2)	(3)	(6)

	$15	$37	$63	$154

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

        On March 31, 2003, the Company issued approximately 1.7 million warrants to a consultant as payment for future consulting financial advisory services. The warrants allow the consultant to purchase common stock at $5.16 per share. The warrants vest equally in quarterly installments over twelve months. The warrants expire March 31, 2010. Pursuant to the relevant accounting guidance, the fair value of these warrants is determined on their respective vesting dates. The fair value of the unvested portion of these warrants is determined at each financial reporting date and was $3 million at September 30, 2003 for the 800,000 unvested warrants. At September 30, 2003, the total fair value of the vested and unvested warrants was approximately $7 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 3.31%, an initial term of 7 years and an expected volatility rate of 75% over the term.

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

        The Company did not grant any Non-Qualified Stock Options ("NQSOs") during the nine months ended September 30, 2003 or 2002. As of June 30, 2003, the Company had not reflected $1 million of unamortized expense in its financial statements for NQSOs and warrants previously granted.

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

        The fair value under SFAS No. 123 for the approximately 1.5 million OSOs awarded to participants during the nine months ended September 30, 2003 was approximately $15 million using a modified Black-Scholes valuation model with a S&P 500 volatility rate of 25% over the term, a Level 3 common stock volatility rate of 80%, an expected correlation factor of 46% and an S&P 500 dividend yield of 1.51%. As of September 30, 2003, the Company had not reflected $10 million of unamortized compensation expense in its financial statements for OSOs granted previously.

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

        As of September 30, 2003, the Company had not reflected $2 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2000 and 2001.

Restricted Stock

        In 2003, approximately 614,000 shares of restricted stock were granted to employees. The restricted stock shares were granted to employees at no cost and substantial risk of forfeiture. The shares vest equally over a three-year period; however, the employees are restricted from selling these shares for three years. The fair value of restricted stock granted in 2003 of approximately $3 million, was calculated using the value of Level 3's common stock the day prior to the grant. As of September 30, 2003 the Company had not reflected $3 million of unamortized compensation expense in its financial statements for restricted stock.

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

        Match Plan—The Match Plan allowed eligible employees to defer between 1% and 7% of their eligible compensation to purchase Common Stock at the average stock price for the quarter. Full time employees of the communications business and certain information services business employees were considered eligible on the first day of the calendar quarter after their hire. The Company matched the shares purchased by the employees on a one-for-one basis. Stock purchased with payroll deductions was fully vested. Stock purchased with the Company's matching contributions vests three years after the end of the quarter in which it was made. Effective January 1, 2003, past contributions to the Match Plan will continue to vest, however, there will be no further contributions to the Plan by either employees or the Company.

        The Company's quarterly matching contribution is amortized to expense over the vesting period of 36 months. As of September 30, 2003, the Company had not yet reflected unamortized compensation expense of $8 million related to the Company's matching contributions.

        Grant Plan—The Grant Plan enabled the Company to grant shares of Common Stock to eligible employees of the communications business and certain information services businesses based upon a percentage of the employees' eligible salary up to a maximum of 5%. Level 3 employees employed on December 31 of each year, who were age 21 or older with a minimum of 1,000 hours credited service for the year, were eligible. The shares granted were valued at the fair market value as of the last business day of the calendar year. All prior and future grants vested immediately upon the employee's third anniversary of joining the Shareworks Plan. All prior grants for active employees were vested as of January 1, 2003 and were transferred into the 401(k) plan.

        Foreign subsidiaries of the Company adopted Shareworks programs in 2000. These programs primarily include a grant plan and a stock purchase plan whereby employees may purchase Level 3 Common Stock at 80% of the share price at the beginning of the plan year. The Company recognized less than $1 million of expense attributable to this program in the first nine months of 2002 and 2003.

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

        The data presented in the tables following includes information for the three and nine months ended September 30, 2003 and 2002 for all statement of operations and cash flow information presented, and as of September 30, 2003 and December 31, 2002 for all balance sheet information presented. Information related to acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

        Industry and geographic segment financial information follows. The 2002 geographical EBITDA figures for the Communications business have changed from prior years to reflect the current methodology of allocating certain communications selling, general and administrative costs to the regions. In addition, the contact services and MFON businesses have been reflected as a discontinued operation.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Three Months Ended September 30, 2003
Revenue:
North America	$383	$287	$24	$—	$694
Europe	30	119	—	—	149
Other	—	31	—	—	31

	$413	$437	$24	$—	$874

EBITDA:
North America	$115	$(5)	$4	$—	$114
Europe	5	(4)	—	—	1
Other	—	1	—	—	1

	$120	$(8)	$4	$—	$116

Capital Expenditures:
North America	$47	$1	$1	$—	$49
Europe	3	—	—	—	3
Other	—	—	—	—	—

	$50	$1	$1	$—	$52

Depreciation and Amortization:
North America	$178	$6	$2	$—	$186
Europe	23	1	—	—	24
Other	—	—	—	—	—

	$201	$7	$2	$—	$210

Nine Months Ended September 30, 2003
Revenue:
North America	$1,455	$966	$56	$—	$2,477
Europe	92	413	—	—	505
Other	1	55	—	—	56

	$1,548	$1,434	$56	$—	$3,038

EBITDA:
North America	$621	$—	$9	$(1)	$629
Europe	4	(6)	—	—	(2)
Other	—	1	—	—	1

	$625	$(5)	$9	$(1)	$628

Capital Expenditures:
North America	$124	$7	$2	$—	$133
Europe	9	—	—	—	9
Other	—	—	—	—	—

	$133	$7	$2	$—	$142

Depreciation and Amortization:
North America	$554	$21	$4	$—	$579
Europe	64	2	—	—	66
Other	—	—	—	—	—

	$618	$23	$4	$—	$645

Three Months Ended September 30, 2002
Revenue:
North America	$251	$528	$22	$7	$808
Europe	23	193	—	—	216
Other	—	25	—	—	25

	$274	$746	$22	$7	$1,049

EBITDA:
North America	$83	$8	$6	$6	$103
Europe	—	4	—	—	4
Other	—	—	—	—	—

	$83	$12	$6	$6	$107

Capital Expenditures:
North America	$25	$4	$—	$1	$30
Europe	1	—	—	—	1
Other	—	—	—	—	—

	$26	$4	$—	$1	$31

Depreciation and Amortization:
North America	$183	$8	$—	$1	$192
Europe	8	—	—	—	8
Other	—	—	—	—	—

	$191	$8	$—	$1	$200

Nine Months Ended September 30, 2002
Revenue:
North America	$751	$886	$62	$22	$1,721
Europe	77	348	—	—	425
Other	—	39	—	—	39

	$828	$1,273	$62	$22	$2,185

EBITDA:
North America	$187	$29	$15	$7	$238
Europe	(11)	6	—	—	(5)
Other	—	1	—	—	1

	$176	$36	$15	$7	$234

Capital Expenditures:
North America	$136	$13	$1	$2	$152
Europe	21	—	—	—	21
Other	—	—	—	—	—

	$157	$13	$1	$2	$173

Depreciation and Amortization:
North America	$515	$17	$2	$3	$537
Europe	63	—	—	—	63
Other	—	—	—	—	—

	$578	$17	$2	$3	$600

Identifiable Assets
September 30, 2003
North America	$5,136	$494	$300	$1,542	$7,472
Europe	1,101	72	—	77	1,250
Other	—	21	—	5	26

	$6,237	$587	$300	$1,624	$8,748

December 31, 2002
North America	$5,296	$763	$296	$1,533	$7,888
Europe	881	155	—	30	1,066
Other	—	9	—	—	9

	$6,177	$927	$296	$1,563	$8,963

Long-Lived Assets (excluding Goodwill)
September 30, 2003
North America	$5,139	$112	$12	$64	$5,327
Europe	823	2	—	—	825
Other	—	—	—	—	—

	$5,962	$114	$12	$64	$6,152

December 31, 2002
North America	$5,193	$127	$15	$587	$5,922
Europe	820	3	—	—	823
Other	—	—	—	—	—

	$6,013	$130	$15	$587	$6,745

Goodwill
September 30, 2003
North America	$103	$207	$—	$—	$310
Europe	—	—	—	—	—
Other	—	—	—	—	—

	$103	$207	$—	$—	$310

December 31, 2002
North America	$69	$210	$—	$—	$279
Europe	—	—	—	—	—
Other	—	—	—	—	—

	$69	$210	$—	$—	$279

        Product information for the Company's communications segment follows:

	Services
(dollars in millions)	Transport and Infrastructure	Softswitch	IP/Data Services	Reciprocal Compensation	Total
Communications Revenue
Three Months Ended September 30, 2003
North America	$105	$165	$88	$25	$383
Europe	15	—	15	—	30
Other	—	—	—	—	—

	$120	$165	$103	$25	$413

Nine Months Ended September 30, 2003
North America	$616	$489	$246	$104	$1,455
Europe	46	—	46	—	92
Other	—	—	1	—	1

	$662	$489	$293	$104	$1,548

Three Months Ended September 30, 2002
North America	$114	$84	$25	$28	$251
Europe	12	—	11	—	23

	$126	$84	$36	$28	$274

Nine Months Ended September 30, 2002
North America	$358	$229	$72	$92	$751
Europe	45	3	29	—	77

	$403	$232	$101	$92	$828

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

        Product information for the Company's information services segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)
	2003	2002	2003	2002
Services Revenue
(i)Structure
Outsourcing	$19	$19	$59	$60
Systems Integration	—	3	2	14
Software Spectrum	2	1	7	8

	21	23	68	82
Software Sales
Software Spectrum	416	723	1,366	1,191

	$437	$746	$1,434	$1,273

        The results of operations of the Company's contact services business have been included in discontinued operations for the three and nine months ended September 30, 2003 and 2002.

        The following information provides a reconciliation of Net Loss to EBITDA, as defined by the Company, for the three and nine months ended September 30, 2003 and 2002:

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Three Months Ended September 30, 2003
Net Income (Loss)	$(246)	$(16)	$2	$13	$(247)
(Income) Loss from Discontinued Operations	(3)	—	—	—	(3)
Income Tax Benefit	—	—	—	(12)	(12)
Total Other (Income) Expense	154	—	—	(1)	153
Depreciation and Amortization Expense	201	7	2	—	210
Non-Cash Compensation Expense	14	1	—	—	15

EBITDA	$120	$(8)	$4	$—	$116

Nine Months Ended September 30, 2003
Net Income (Loss)	$(654)	$(37)	$10	$91	$(590)
(Income) Loss from Discontinued Operations	(8)	7	—	—	(1)
Cumulative Effect of Change in Accounting principle	—	—	(5)	—	(5)
Income Tax Benefit	—	—	—	(12)	(12)
Total Other (Income) Expense	610	(2)	—	(80)	528
Depreciation and Amortization Expense	618	23	4	—	645
Non-Cash Compensation Expense	59	4	—	—	63

EBITDA	$625	$(5)	$9	$(1)	$628

Three Months Ended September 30, 2002
Net Income (Loss)	$(318)	$5	$6	$8	$(299)
(Income) Loss from Discontinued Operations	—	(1)	—	—	(1)
Total Other (Income) Expense	173	—	—	(3)	170
Depreciation and Amortization Expense	191	8	—	1	200
Non-Cash Compensation Expense	37	—	—	—	37

EBITDA	$83	$12	$6	$6	$107

Nine Months Ended September 30, 2002
Net Income (Loss)	$(690)	$17	$13	$115	$(545)
(Income) Loss from Discontinued Operations	—	(1)	—	—	(1)
Income Tax Benefit	(117)	(2)	—	—	(119)
Total Other (Income) Expense	212	—	—	(111)	101
Depreciation and Amortization Expense	578	17	2	3	600
Non-Cash Compensation Expense	149	5	—	—	154
Non-Cash Impairment Expense	44	—	—	—	44

EBITDA	$176	$36	$15	$7	$234

16.   Related Party Transactions

        Peter Kiewit Sons', Inc. ("PKS") acted as the general contractor on several projects for the Company in 2003 and 2002. These projects include the U.S. Intercity network, certain metropolitan networks and certain Gateway sites, the Company's corporate headquarters and other office space in Colorado. Level 3 paid approximately $4 million and $9 million for construction services related to these projects in the first nine months of 2003 and 2002, respectively.

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

        Level 3 also receives certain mine management services from PKS. The expense for these services was $2 million and $3 million for the three and nine months ended September 30, 2003, respectively, and is recorded in selling, general and administrative expenses. The expense for these services was $2 million and $5 million for the three and nine months ended September 30, 2002. As of September 30, 2003, the Company owed approximately $2 million for the third quarter mine management services.

        RCN an equity method investee, purchased $2 million and $3 million of telecommunications and information services from the Company for the three and nine months ended September 30, 2003, respectively. RCN purchased $1 million and $2 million of telecommunications and information services from the Company for the three and nine months ended September 30, 2002. At September 30, 2003, RCN owed Level 3 approximately $2 million for costs associated with communications joint build projects. RCN and the Company are currently negotiating a settlement of this receivable.

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

17.   Other Matters

        In May 2001, a subsidiary of Level 3 Communications, Inc. was named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois and in July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. In September 2002, Level 3 Communications, LLC was named as a defendant in Smith et al v. Sprint Communications Company, L.P., et al, a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. These actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The plaintiffs' efforts to seek class action status for this action have been denied. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, all attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied. On July 25, 2003, the Smith Court entered an Order preliminarily approving a settlement agreement which will resolve all claims against the Company arising out of the Company's location of fiber optic cable and related telecommunications facilities that the Company owns within railroad rights-of-way throughout the United States. In connection with the Court's Order preliminarily approving the settlement, the Court entered an Order enjoining the parties in all pending federal and state railroad rights-of-way class action litigation involving the Company from further pursuing those pending actions at this time.

        Under the terms of the settlement agreement, landowners who own property adjacent to the railroad rights-of-way in which the Company placed its fiber optic cable and related facilities may submit claims and receive specified compensation. The Company is unable to quantify the ultimate amount of payments to be made pursuant to the settlement until if and when (1) the settlement receives final approval and all appeals have been exhausted; and (2) the claims process has been completed.

        In September 2003, a petition for appeal was granted which seeks a reversal of the Smith Court's decision to preliminarily approve the settlement and certify a nationwide class for settlement purposes. It is too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if the settlement is not approved.

        On November 19, 2002, Gary Haegle commenced a shareholder's derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegle v. Scott, et al., (Index No. 02-CV-0196). The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons', Inc. The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company's fiber optic cable network and manages the Company's mine properties. The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability. In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses. The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief. The defendants filed a motion to dismiss, which was denied by the court in early October. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that there are substantial defenses to the claims asserted in this action, and intends to defend them vigorously.

        During the third quarter of 2002, the Company made a $21 million payment in full settlement of an outstanding litigation matter that did not relate to the Company's core businesses. The settlement was within the liability that had been established for this issue. The payment is reflected in Net Cash Used in Continuing Operations—Other on the consolidated condensed statement of cash flows.

        The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts accrued, will not materially affect the Company's financial condition, future results of operations, or future cash flows.

        It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2003, Level 3 had outstanding letters of credit of approximately $31 million.

18.   Subsequent Events

        On October 1, 2003, Level 3 Financing, Inc., (formerly known as (i)Structure, Inc.) a direct subsidiary of Level 3 Communication, Inc., sold $500 million aggregate principal amount of its 10.75% Senior Notes due 2011 to "qualified institutional buyers" as defined in rule 144A of the Securities Act of 1933. These notes are guaranteed by Level 3 Communications, Inc. Level 3 used the net proceeds from the offering of $486 million, along with restricted cash and cash on hand, to repay in full all outstanding purchase money indebtedness borrowed under the Company's Senior Secured Credit Facility and terminated that Facility.

        On October 24, 2003, Level 3 completed the exchange of approximately $352 million (book value) of debt and accrued interest outstanding, as of September 30, 2003, for approximately 20 million shares of Level 3 common stock and $208 million (book value) of a new issue of 9% Convertible Senior Discount Notes due 2013. Interest on these notes will accrue for one year, and at the Company's option, interest may accrue through the fourth year. The 9% Convertible Senior Discount Notes are convertible at $9.99 per share and the total number of shares issuable upon conversion will range from approximately 22 million to 30 million shares depending upon the total accretion prior to conversion. The debt repurchased includes $53 million of 11% Senior Notes due 2008, $61 million of 9.125% Senior Notes due 2008, $26 million of 11.25% Senior Notes due 2010 and $212 million (face amount) of 10.5% Senior Discount Notes due 2008.

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

Results of Operations 2003 vs. 2002

        Revenue for the periods ended September 30, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)
	2003	2002	2003	2002
Communications	$413	$274	$1,548	$828
Information Services	437	746	1,434	1,273
Coal Mining	24	22	56	62
Other	—	7	—	22

	$874	$1,049	$3,038	$2,185

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)
	2003	2002	2003	2002
Services:
Transport & Infrastructure	$120	$126	$662	$403
Softswitch Services	165	84	489	232
IP & Data Services	103	36	293	101

Total Services Revenue	388	246	1,444	736
Reciprocal Compensation	25	28	104	92

Total Communications Revenue	$413	$274	$1,548	$828

        Transport & Infrastructure revenue in the third quarter of 2003 declined 5% from the same period in 2002. The decrease is primarily attributable to a decline in settlement and termination revenue. For the three months ended September 30, 2002, Level 3 recognized approximately $27 million of settlement and termination revenue for transport and colocation services compared to only $10 million in the same period in 2003. Level 3 expects to recognize termination and settlement revenue in the future as customers desire to renegotiate contracts or are required to terminate service. However, the Company is not able to estimate the value of these types of transactions until they occur. Increases in private line and wavelength revenue were offset by a decline in dark fiber and joint build revenue. Softswitch revenue increased 96% to $165 million in the third quarter of 2003 compared to 2002. An increase in managed modem sales to new and existing customers, as well as revenue from customers obtained in the Genuity transaction resulted in the increase in softswitch service revenue. For the three months ending September 30, 2003, the Company's customers used approximately 29.4 billion minutes compared to 13.3 billion in the same period of 2002. This increase in usage was equally attributable to an increase from new and existing customers, and customers obtained in the Genuity transaction. Due to the seasonality of Internet use by consumers, declines in minute usage are typical in the second and third quarters. A decline in voice revenue, due to the expiration of a significant contract in the second quarter of 2003, partially offset the increase in managed modem revenue. IP & Data revenue increased significantly and is primarily attributable to the Genuity transaction. Increases in DSL aggregation, Internet access and security services all contributed to the increase in IP and Data revenue.

        The decrease in reciprocal compensation in 2003 is primarily attributable to a decline in the rates billable to carriers and the Company reaching the maximum billable minutes earlier in the year. Certain interconnection agreements with carriers either expired in 2002 or are scheduled to expire in 2003. In situations where interconnection agreements are not renewed, the Federal Communications Commission ("FCC") has stated that the parties involved must follow FCC rules with respect to reciprocal compensation for traffic destined for ISPs. These rules may limit the amount of, and growth in, annual billable minutes, and may also require the usage of FCC rates with respect to ISP-bound traffic. The amount of billable minutes allowed by the FCC have historically been below those billed by the Company, and the rates and compensation structure adopted by the FCC may result in reduced per-minute-of-use compensation. The Company expects reciprocal compensation revenue to increase slightly in the fourth quarter from third quarter levels, due to anticipated settlements with regional carriers. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, reciprocal compensation revenue may decline significantly over time.

        For the nine months ending September 30, 2003, Transport & Infrastructure revenue increased significantly compared to the nine month period ended September 30, 2002, and is primarily attributable to the recognition of additional settlement and termination revenue. As previously described in Note 4 to the unaudited financial statements, in 2003 Level 3 and XO Communications amended an IRU agreement entered into in a prior year. The amended agreement resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any incremental cash received by the Company. Softswitch revenue in the first nine months of 2003 increased 111% from the same period in 2002. The growth in Softswitch revenue is attributable to the Genuity transaction and sales to new and existing customers. For the nine months ending September 30, 2003, the Company's customers used approximately 93 billion minutes compared to 38 billion in the same period ended September 30, 2002. Revenue attributable to voice services was consistent with that of the first nine months of 2002. IP and Data revenue also increased substantially (190%) for the nine months ended September 30, 2003 compared to the same period in 2002. The Genuity transaction and growth in IP services to new and existing customers are primarily responsible for the increase in IP & Data revenue. The increase in reciprocal compensation in 2003 is primarily attributable to an increase in minutes of usage by existing and new customers, partially offset by declines in rates and billable minutes in the third quarter.

        Information services revenue, which is primarily comprised of (i)Structure's outsourcing business and Software Spectrum, decreased from $746 million in the three months ended September 30, 2002 to

$437 million for the respective period in 2003. This decrease is predominantly due to the upgrade promotions offered by Microsoft in the third quarter of 2002, which were not repeated in 2003, and a change in the sales mix under Microsoft and other publishers' licensing programs. Software Spectrum has recently experienced an increase in sales under Microsoft's 6.0 licensing program and similar programs offered by other software publishers. Under these programs, new enterprise-wide licensing arrangements will be priced, billed and collected directly by the software publishers. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from publishers for these activities. The Company will recognize the service fee it receives as revenue and not the entire value of the software under this program. If Microsoft and the other publishers are successful in implementing these licensing programs, it will result in a significant decline in the amount of information services revenue recognized by the Company. The decline in revenue is not expected to have a meaningful effect to earnings as the Company should experience a corresponding decline in cost of revenue. Information services revenue attributable to the Company's (i)Structure business declined by approximately $3 million primarily as a result of the Company's decision to focus on its infrastructure outsourcing business and exit the systems integration business. In the second quarter of 2003, the Company notified its systems integration customers and employees that it would honor its existing contracts. However, once these contracts expire, the Company will no longer be providing systems integration services. The existing contracts primarily expired in the second and third quarters of 2003. The Company recognized an insignificant amount of revenue attributable to the services for the three months ended September 30, 2003.

        Information services revenue was $1,434 million and $1,273 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in revenue is attributable to the acquisitions of CorpSoft in March of 2002 and Software Spectrum in June of 2002, partially offset by the effects of Microsoft's 2002 upgrade promotion and the increase in sales under Microsoft and other publisher's new licensing programs for which only a service fee is recorded as revenue. Revenue from these software businesses increased from $1,199 million in 2002 to $1,373 million in 2003. Revenue attributable to (i)Structure's business declined from $74 million in 2002 to $61 million, primarily as a result of the decision to exit the systems integration business.

        Coal mining revenue was $24 million and $56 million for the three and nine month periods ending September 30, 2003, respectively. For the three and nine months ending September 30, 2002, revenue was $22 million and $62 million, respectively. These variances are primarily attributable to the timing of coal shipments taken by a major customer. Through June 30, 2003, the customer had been deferring a portion of its annual coal commitments until the second half of 2003. In the third quarter, that customer began taking delivery of these deferred shipments. The Company expects the customer to fulfill the remainder of its annual contractual obligations in the fourth quarter of 2003.

        Other revenue in 2002 was attributable to California Private Transportation Company, L.P, the owner-operator of the 91 Express Lanes toll road in southern California, which was sold in January 2003.

        Cost of Revenue for the third quarter 2003 was $509 million compared to $748 million for the third quarter 2002. This decrease is a result of the costs associated with software sales partially offset by an increase in costs attributable to the Genuity transaction. Overall the cost of revenue for the communications business, as a percentage of revenue, increased from 15% to 22% for the three month periods ending September 30, 2002 and 2003, respectively. Excluding the effects of termination and settlement revenue, which typically does not have a corresponding cost of revenue, the cost of revenue as a percentage of revenue, would have increased from 17% during the quarter ended September 30, 2002 to 23% during the same period of 2003. This increase is attributable to the additional network costs incurred with the acquisition of Genuity in the first quarter of 2003. Excluding the effects of settlement and termination revenue, the Company expects cost of revenue, as a percentage of revenue, to decrease in the future as a result of the continued migration of Genuity traffic to the Level 3 network. The cost of revenue for the information services businesses, as a percentage of its revenue, was 92% for the second quarter of 2003 down slightly from 93% in the same period in 2002. This decrease is attributable to the increase in sales under the new licensing programs.    The cost of revenue for the coal mining business, as a percentage of revenue, was 75% for the third quarter of 2003 and 64% for the third quarter of 2002. The lower rate in 2002 is attributable to the release of $4 million in accruals due to favorable resolution of certain royalty issues.

        The cost of revenue for the nine months ending September 30, 2003 and 2002 was $1.644 billion and $1.378 billion, respectively. The increase is due to the costs attributable to the information services' software businesses which were acquired in March and June of 2002, and the Genuity transaction. Partially offsetting this were increases in sales under the new licensing programs for which Software Spectrum does not incur direct costs of software. Communications cost of revenue, as a percentage of revenue, for the period remained consistent with that of the prior year at 23% when termination and settlement revenue are not included in the calculation for both periods. The cost of revenue, as a percentage of revenue, for the information services' software and (i)Structure businesses remained flat at 92% for the three month periods ended September 30, 2003 and 2002. The cost of revenue, as a percentage of revenue, for the Company's mining business increased to 79% in 2003 from 68% in 2002 primarily as a result of lower revenues and an increase in labor costs at one of the Company's mines in 2003, and the royalty accrual release in 2002.

        Depreciation and Amortization expenses for the quarter were $210 million, a 5% increase from the third quarter 2002 depreciation and amortization expenses of $200 million. This increase is primarily attributable to the depreciation and amortization expense attributable to the tangible and intangible assets obtained in the Genuity transaction.

        Depreciation and amortization expenses for the nine months ending September 30, 2002 and 2003 were $600 and $645 million, respectively. This increase is attributable to the assets acquired in the Genuity transaction partially offset by certain assets becoming fully depreciated in prior periods.

        Due to a decrease in capital expenditure levels in recent years, as well as assets with useful lives ranging from three to five years becoming fully depreciated, the Company expects depreciation expense to decline in future periods.

        Selling, General and Administrative expenses were $250 million in the three months ended September 30, 2003, a 10% increase over third quarter 2002. This increase is a result of the additional employees and other expenses associated with the Genuity transaction. The Company's global workforce initially increased by approximately 1,400 employees as a result of this transaction. The additional employees resulted in higher compensation, travel, training and facilities expenses. The Company also experienced an increase in insurance and professional expenses for the three months ended September 30, 2003. These increases were partially offset by declines in bad debt expense, CPTC's operating expenses, non-cash compensation and property tax expense. During the third quarter, the Company received final property valuations and assessments from several jurisdictions for property taxes accrued in 2002 and 2003. These assessments were lower than the Company had previously estimated and therefore, it reduced the property tax accrual by approximately $10 million during the quarter ended September 30, 2003.

        Included in operating expenses for the three months ended September 30, 2003 and 2002, were $15 million and $37 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The decrease in non-cash compensation expense is attributable to decline in the value of grants distributed to eligible employees. Excluding the property tax adjustment, the Company expects selling, general and administrative expenses to decline slightly from current levels as the Company begins to realize the synergies derived from the Genuity transaction by the end of 2003.

        For the nine months ended September 30, 2002 and 2003, selling, general and administrative expense were $721 million and $795 million, respectively. In addition to the factors described above, the acquisitions of CorpSoft and Software Spectrum in the first and second quarters, respectively, resulted in the increase in selling, general and administrative expenses in 2003.

        Restructuring and Impairment Charges were $14 million in the third quarter of 2003 and $3 million in the third quarter of 2002. During the first quarter, Level 3 announced workforce reductions that ultimately will affect approximately 900 employees in the communications business by the end of 2003. During the third quarter approximately 200 employees were terminated and the Company recorded an additional $3 million of expenses attributable to the integration of acquired operations in the Genuity transaction into Level 3's operations. As of September 30, 2003, approximately 800 employees had been affected by these actions.

        In the second and third quarters of 2003, the information services business recognized $4 million and $11 million, respectively, of restructuring charges related to the ongoing integration and restructuring of Software Spectrum, as well as the closure of (i)Structure's system integration operations. These actions resulted in the termination of approximately 475 employees in 2003. The restructuring charges include $6 million for lease termination costs for facilities the Company does not expect to utilize in the future.

        Restructuring charges of $5 million were recorded in the third quarter of 2002 for costs associated with the termination of approximately 200 communications employees in North America and Europe and 100 Software Spectrum employees in North America. These expenses were partially offset by the reversal of $2 million in lease termination accruals for facilities the Company had elected to continue utilizing.

        For the nine months ended September 30, 2003 the Company recorded restructuring charges of $34 million. In addition to the items described above, Level 3 recorded restructuring expenses of $16 million in the first half of 2003 related to its communications business. These expenses were attributable to the integration of Genuity's operations into those of Level 3 and the matching of the European communications cost structure with expected revenues.

        For the nine months ended September 30, 2002, in addition to the items described above, Level 3 recorded restructuring and impairment charges of $3 million and $44 million, respectively. The $3 million in restructuring charges were for workforce reductions in the communications business in North America and Europe. In the second quarter of 2002 the Company recorded an impairment charge of $44 million related to an operating colocation facility near Boston, as well as excess communications inventory and certain corporate facilities in Colorado.

        The Company expects to incur additional costs, primarily related to Genuity integration, for workforce reductions in the fourth quarter of 2003. Level 3 continues to conduct a comprehensive review of its communications assets, specifically assets deployed in and along its intercity network, in its gateway facilities and its colocation facilities and obligations. It is possible that additional communications assets may be identified as obsolete or excess and additional impairment charges recorded to reflect the realizable value of these assets in future periods.

        EBITDA, is defined by the Company, as net income/(loss) from the consolidated condensed statements of operations, less income/(loss) from discontinued operations, less cumulative effect of change in accounting principle, less income tax benefit, less total other income/(loss), less depreciation and amortization expense and less non-cash compensation expense included within selling, general and administration expense on the consolidated condensed statements of operations, and after a reduction of operating expenses by the non-cash portion of restructuring and impairment charges. EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be similar to EBITDA measures of other companies. Management believes that EBITDA is a relevant metric and uses it internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations. Note 15 of the Consolidated Condensed Financial Statements provides a reconciliation of EBITDA for each of the Company's operating segments.

        Communications EBITDA improved to $120 million in the third quarter of 2003 from $83 million for the same period in 2002. This improvement was predominantly due to lower network and selling, general and administrative expenses, including the $10 million property tax adjustment recorded in the third quarter of 2003, as well as the additional earnings provided by the Genuity transaction. EBITDA for the information services business declined from $12 million in the third quarter of 2002 to a negative $8 million for the same period in 2003. The decline in EBITDA is attributable to the $11 million of restructuring charges recorded in the third quarter of 2003 and the Microsoft upgrade promotion in the third quarter of 2002, which did not reoccur this year. EBITDA for the Company's coal mining business was $4 million and $6 million for the three month periods ending September 30, 2003 and 2002, respectively. This decline is attributable to a release of certain royalty accruals in 2002 partially offset by an increase in mining revenue in 2003. EBITDA for the Company's other businesses declined from a positive $6 million for the three months ended September 30, 2002 to zero for the same period in 2003. The absence of earnings from 91 Express Lanes toll road, which was sold in January of 2003, was the primary factor accounting for the decrease in EBITDA.

        EBITDA for the communications business was $625 million and $176 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in 2003 is primarily attributable to the $343 million of termination and settlement revenue recognized by the Company in 2003 versus $86 million in 2002. The level of termination and settlement revenue recognized in 2003 is not expected to continue in the near future. Also contributing to the increase in 2003 were lower network and selling, general and administrative expenses, and earnings attributable to the Genuity transaction. EBITDA for the information services business declined from $37 million for the nine months ended September 30, 2002, to a negative $5 million for the corresponding period in 2003 and is primarily attributable to the reasons identified above. In addition, the timing of the acquisition of Software Spectrum late in the second quarter of 2002 resulted in higher EBITDA levels. A significant portion of the revenue and gross profit for the software business occurs late in the quarter. As a result, the Company was able to record sales and profits while incurring a disproportionately low amount of operating expenses. In 2003, profits earned by Software Spectrum on the additional sales were more than offset by the additional operating expenses incurred during the period. EBITDA for the mining business declined to $9 million for the nine months ended September 30, 2003, from $15 million in the same period of 2002. The decrease is due to lower revenues, increases in labor costs at one of the Company's mines in 2003 and the reversal of a royalty accrual in 2002. EBITDA for the Company's other businesses decreased from a positive $7 million in 2002, to a negative $1 million in 2003. The decline is again attributable to the sale of the toll road in January 2003, partially offset by a decline in professional fees.

        Interest Income was $8 million and $23 million for the three and nine months ended September 30, 2002 declining to $5 million and $15 million for the same periods in 2003. Interest income declined in 2003 compared to 2002 due to a decline in the weighted average interest rate earned on the portfolio, partially offset by an increase in the average portfolio balance during the period. The average portfolio balance increased as a result of the $490 million of net proceeds received from the offering of the Junior Convertible Subordinated Notes in the third quarter of 2002, $160 million of proceeds from the sale of Commonwealth Telephone in the fourth quarter of 2002 and the $361 million of proceeds received from the offering of the 2.875% Convertible Senior Notes. Interest rates on the Company's portfolio declined by approximately 44% in 2003 versus interest rates in 2002. This decline is attributable to the monetary policy actions taken by the Board of Governors of the Federal Reserve System which have decreased yields on government securities. Pending utilization of the cash and cash equivalents, the Company invests the funds primarily in U.S. government and U.S. government agency securities and money market funds that hold U.S. and U.S. government agency securities. This investment strategy does provide lower yields on the funds, but is expected to reduce the risk to principal in the short term prior to using the funds in implementing the Company's business plan.

        Interest Expense, net increased by $2 million to $156 million during the third quarter of 2003. Interest expense increased primarily as a result of the Company's decision to repay the Senior Secured Credit Facility. The Company recorded $24 million of interest expense in the third quarter of 2003 representing the accelerated amortization of debt issuance costs attributable to the facility. In addition, the capitalized leases assumed in the Genuity transaction and the issuance of the 2.875% Convertible Senior Notes also increased interest expense in 2003. These increases were partially offset by the interest on debt repurchased or converted to equity during and after the third quarter of 2002 and slightly lower interest rates on the adjustable rate Senior Secured Credit Facility. The Company expects interest expense to decline from current levels primarily as a result of the termination of the Senior Secured Credit Facility and other debt transactions occurring in October 2003.

        Interest Expense for the nine months ended September 30, 2003 was $439 million increasing from $414 million in the same period in 2002. The additional interest on the 9% Junior Convertible Subordinated Notes and the Genuity capitalized leases, along with the debt issuance costs attributable to the Senior Secured Credit Facility, partially offset by the interest on debt repurchased or sold in 2002 and 2003 and lower interest rates on the variable debt, contributed to the increase in interest expense.

        Other, net includes equity in earnings of unconsolidated subsidiaries, gains and losses on the disposal of non-operating assets and gains and charges on the extinguishment of debt. In 2002, the Company had classified gains on the extinguishment of debt as an extraordinary item in the statement of operations. Pursuant to SFAS No. 145, effective January 1, 2003, Level 3 has reclassified these gains to Other income for all periods presented. For the three months ended September 30, 2003, Other, net is primarily comprised of induced conversion expenses of $9 million incurred to convert the $13 million of convertible securities to equity, $2 million of gains on the extinguishment on debt and $2 million of gains on the sale of non-operating assets. For the corresponding period in 2002, the Company recorded $20 million of induced conversion expenses resulting from the Company's repurchase of convertible securities, $5 million of gains from the extinguishment of debt and realized losses of $16 million resulting from the sale of foreign denominated currency.

        Other, net was a loss of $104 million and a gain of $290 million for the nine months ended September 30, 2003 and 2002, respectively. In addition to the items described above, the Company recorded a gain of $70 million from the sale of the 91 Express Lanes toll road in the first quarter of 2003 and induced conversion expenses of $190 million associated with the 9% Junior Convertible Subordinated Notes. In the first half of 2002, the Company recorded additional gains of $206 million on the extinguishment of debt and $101 million of gains on the sale of Commonwealth Telephone stock.

        Income Tax Benefit for the first nine months of 2002 was $119 million compared to $12 million for the same period in 2003. In 2003, the Internal Revenue Service completed the audit of the Company's 1996 and 1997 Federal tax returns. The resolution of these Federal tax audits and other state tax issues resulted in the Company reducing its deferred tax liabilities by approximately $12 million in the third quarter of 2003. Federal legislation enacted in the first quarter of 2002 enabled the Company to carryback its 2001 Federal income net operating losses to 1996. In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recorded the benefit in the period in which the legislation was enacted. The Company, as it is unable to determine when the tax benefits attributable to the remaining net operating losses will be realizable, has recorded a valuation allowance against the deferred tax assets.

        Income from Discontinued Operations was $3 million and $1 million for the three and nine months periods ended September 30, 2003, respectively, and attributable to Midwest Fiber Optic Network ("MFON") and the information services' contact services business. MFON's operating activities provided $3 million and $8 million of earnings for the three and nine months ended September 30, 2003. The Company expects to recognize additional earnings from MFON until its expected sale in the fourth quarter of 2003. Level 3 does not expect to recognize a gain or loss on the disposal of MFON as it falls within the one-year allocation period from when it was acquired in the Genuity transaction.

        Software Spectrum recorded $2 million of earnings attributable to the contact services business operations during the first nine months of 2003 and a $9 million loss on the disposal of the contact services business in the second quarter of 2003. For both the three and nine months ended September 30, 2002, Software Spectrum recorded $1 million of earnings attributable to the contact services business. The Company expects to incur expenses in the fourth quarter of 2003 as it closes a contact services' facility that was not included in the sales transaction. These expenses are not expected to be material.

        Cumulative Effect of Change in Accounting Principle of $5 million resulted from the adoption of SFAS No. 143 as of January 1, 2003. The $5 million reflects the net change in accrued reclamation liability attributable to the Company's coal operations.

Financial Condition—September 30, 2003

        Cash used by operating activities decreased from $445 million in the first nine months of 2002 to $5 million in the same period of 2003. Changes in components of working capital, primarily in the information services business and improvements in the operating results of the communications business were responsible for the decline. The decline was partially offset by an increase in accounts receivable for the communications business. The Company's contractual terms and conditions permit Level 3 to bill the customer at the beginning of the service period. The vast majority of customer contracts acquired in the Genuity transaction require billings to be made at the end of the service period, or in arrears. As a result, the communication's receivables increased significantly at September 30, 2003 as compared to the receivable balance at December 31, 2002.

        Investing activities primarily include the Genuity transaction for $144 million, including transaction costs, and gross capital expenditures of $142 million and an increase in restricted cash of $9 million. The Company received $46 million of proceeds from the sale of its share of the 91 Express Lanes toll road operations and $51 million from the sale of property, plant and equipment and other assets.

        Financing activities in 2003 consisted of $361 million of proceeds from the issuance of 2.875% Convertible Senior Notes, the repayment of long-term debt for $29 million, primarily capital leases acquired in the Genuity transaction, and the non-cash conversion of both $500 million of 9% Junior Convertible Subordinated Notes and $157 million of other long-term debt to common stock. The Company was also able to reduce its long-term debt by approximately $139 million due to the sale of CPTC. In addition to cash proceeds, the buyer also assumed the obligations of the toll road at the time of closing.

        The Company's discontinued contact services business provided approximately $9 million of cash for the first nine months of 2003, including $4 million of net proceeds from the sale of the business. In addition, MFON provided approximately $8 million of cash from operations in 2003. The Company expects to receive approximately $17 million, subject to adjustments, from the sale of MFON when the transaction closes in the fourth quarter of 2003.

        Subsequent to September 30, 2003, the Company completed several transactions that affected its overall financial condition. On October 1, 2003, Level 3 Financing, Inc., a direct subsidiary of Level 3

Communications, Inc., issued $500 million of its 10.75% Senior Notes due 2011. The Company used the proceeds from this offering along with $400 million of restricted cash and approximately $243 million of cash on hand, to repay all outstanding purchase money indebtedness and related expenses under the Company's Senior Secured Credit Facility in full. Upon repayment, the Company terminated the Senior Secured Credit Facility.

        On October 24, 2003, the Company completed an exchange of approximately $352 million (book value) of debt and accrued interest outstanding, at September 30, 2003, for approximately 20 million shares of Level 3 common stock and $208 million (book value) of a new issue of 9% Convertible Senior Discount Notes due 2013. Interest will accrue on the notes for one year, and at the Company's option, may continue to accrue during years two through four. The notes are convertible at $9.99 per share and the total number of shares issued upon conversion will range from approximately 22 million shares to approximately 30 million shares, depending upon the total accretion prior to conversion. This transaction is expected to reduce the amount of cash interest paid by Level 3 by approximately $39 million through 2004.

Liquidity and Capital Resources

        The further development of the communications business will continue to require significant expenditures. These expenditures may result in negative operating cash flow and net operating losses for the Company in the near future. The Company's expenditures will be primarily attributable to operating expenses, capital expenditures, integration costs associated with the Genuity acquisition and interest payments. The Company expects base capital expenditures (capital required to keep the network operating efficiently) to be approximately $100 million in 2003. The majority of the Company's ongoing capital expenditures are expected to be success-based, which are tied to incremental revenue.

        Level 3 has approximately $1.317 billion of cash on hand at September 30, 2003. This amount does not include $400 million of cash that was pledged to the banks participating in the Company's amended Senior Secured Credit Facility (reflected as Restricted Cash within the current portion of the balance sheet) nor the net proceeds of $486 million received from the 10.75% Senior Note offering in October 2003. After factoring in the transactions completed in October 2003, the Company's cash balance is expected to be approximately $1.074 billion. Based on information available at this time, management of the Company believes that the Company's current liquidity, and anticipated future cash flows from operations will be sufficient to fund its business plan.

        If additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business plan the Company, in January 2001, filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. In July 2002, the Company sold $500 million of its 9% Junior Convertible Subordinated Notes due 2012 under this shelf registration statement. In 2003, the Company sold approximately $374 million of its 2.875% Senior Convertible Notes under this shelf registration statement. The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $2.3 billion of additional securities to fund its business plan.

        In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets or operations to fund portions of the business plan. In 2002, the Company completed the sale of approximately 9.6 million shares of Commonwealth Telephone for net proceeds of approximately $325 million. The Company also received approximately $46 million of cash proceeds for its interest in CPTC during January 2003. In addition, the Company has announced that it will seek to sell or sublease excess real estate and may enter into sale leaseback transactions for required communications facilities. In 2002 and 2003, Level 3 generated approximately $97 million and $35 million, respectively, of proceeds from these types of real estate transactions. With the sale of approximately 90% of its Commonwealth Telephone shares, CPTC and certain real estate transactions in 2002 and 2003, management believes that the Company has now sold the substantial portion of its valuable non-core assets.

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

        In connection with the implementation of the Company's business plan, management continues to review the existing businesses to determine how those businesses will assist with the Company's focus on delivery of communications and information services and generating positive cash flows. To the extent that certain businesses are not considered to be compatible with the delivery of communications and information services or with obtaining cash flow objectives, the Company may exit those businesses. It is possible that the decision to exit these businesses could result in the Company not recovering its investment in the businesses, and in those cases, a significant charge to earnings could result. For example, the Company sold its Asian operations to Reach Ltd. in January 2002 and incurred a loss of $516 million.

        Various issuances of Level 3's outstanding senior notes, senior discount notes and convertible subordinated notes traded at discounts to their respective face or accreted amounts in 2001 and 2002. Through September 30, 2003, the Company had exchanged, in private transactions, approximately $933 million (carrying value) of its debt for shares of its common stock valued at approximately $685 million. In addition, Level 3 also exchanged $500 million of its 9% Junior Convertible Subordinated Notes for approximately 147 million shares of common stock pursuant to the terms of the Notes and an additional 27 million shares to induce conversion. Level 3 Finance, a first tier, wholly owned subsidiary of Level 3, repurchased in 2001 and 2002 senior and convertible subordinate notes with a face value of approximately $1.8 billion, plus accrued interest, if applicable, for a total cash purchase price of approximately $762 million.

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

        On February 4, 2003, Level 3 acquired substantially all of the assets and operations of Genuity, Inc., a Massachusetts-based provider of communications services. Under the agreement, Level 3 paid $60 million in net cash consideration to the Genuity bankruptcy estate and assumed certain long-term operating agreements. As part of the transaction, the Company also paid $77 million in cash to reimburse the estate for payments on assumed capital lease obligations related to network operating equipment to be used by Level 3 during 2003. The Company also expects to incur one-time integration costs of approximately $75 to $100 million during 2003. As part of the transaction, Level 3 assumed most of Genuity's existing customer contracts and in addition, has signed new multi-year customer contracts that together represent expected revenue in excess of $1 billion over the remaining life of the agreements. The majority of Genuity's future revenue is expected to be attributable to contracts with Verizon and America Online.. The Company believes that the transaction will significantly improve Level 3's financial position through the addition of substantial new revenue from high-quality customers and the potential for significant network and operating cost synergies, and reduced capital expenditures for the combined communications business.

        In the fourth quarter of 2003, Level 3 and the Genuity Bankruptcy Estate agreed, pursuant to the terms of the transaction, to reduce the purchase price paid by Level 3 by $35 million. The refund agreement is subject to execution of a definitive settlement agreement and approval of the judge administering Genuity's bankruptcy, which approval Level 3 expects to receive in December. If approved, the Genuity Bankruptcy Estate will pay the $35 million refund to Level 3, in cash, before the end of the year.

        In July 2003, Level 3 completed the acquisition of Telverse Communications, Inc. for approximately $29 million in Level 3 common stock, $1 million in cash and $1 million of transaction costs. Telverse, a provider of IP-based voice and data services, has developed certain technologies that will enable Level 3 to expand its presence in the voice-over-IP market.

        The Company's debt instruments contain certain financial and non-financial covenants. The Company believes, based upon management's review of the covenants, that it is in full compliance with all the terms of the debt instruments as of September 30, 2003 and will be for at least the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. As of September 30, 2003, the Company had borrowed $1.125 billion under the Senior Secured Credit Facility and $119 million under a commercial mortgage. Amounts drawn on the debt instruments bear interest at the alternate base rate or LIBOR rate plus applicable margins. As the alternate base rate and LIBOR rate fluctuate, so too did the interest expense on amounts borrowed under the credit facility and mortgages. As of October 1, 2003, the Company had fully repaid all outstanding purchase money indebtedness under the Senior Secured Credit Facility and terminated the agreement. This transaction reduced the Company's exposure to interest rate fluctuations. The interest rate based on the remaining variable rate instrument of $119 million at September 30, 2003, was approximately 3.62%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 4.62%) would increase annual interest expense of the Company by approximately $1 million. At September 30, 2003, the Company had $4.85 billion of fixed rate debt bearing a weighted average interest rate of 9.30%. A change in interest rates in the future will not affect the Company due to the interest rate terms of the loan agreements. The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash. The Company continues to evaluate other alternatives to limit interest rate risk.

        Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company currently accounts for these two investments using the equity method. In 2002, the Company sold approximately 90% of its holdings in Commonwealth Telephone for net proceeds of approximately $325 million. The market value of the Company's holdings in RCN and Commonwealth Telephone was approximately $93 million at September 30, 2003, which is higher than their carrying value of $18 million. The Company may seek to sell all or a portion of its shares in RCN and Commonwealth Telephone over time. The value received for the remaining investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $19 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

        The Company's business plan includes operating a telecommunications network and information services business in Europe. As of September 30, 2003, the Company had invested significant amounts of capital in the region for its communications business. The Company issued €800 million (€425 million outstanding at September 30, 2003) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of September 30, 2003, the Company held only enough foreign denominated currency to fund its immediate working capital obligations. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. Foreign exchange rate fluctuations in 2003 did not have a material effect on Level 3's results of operations and financial position. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        On July 21, 2003, Level 3 Communications, Inc. (the "Company") issued 4,174,803 shares of its common stock, par value $.01 per share, in connection with the acquisition of Telverse Communications, Inc. through a merger of the Company's wholly owned subsidiary with and into Telverse. The Company also paid approximately $1 million in cash consideration in connection with the acquisition. The shares of common stock issued in the acquisition were issued pursuant to the exemption from registration contained in Regulation D promulgated under the Securities Act of 1933, as amended and related rules and regulations.

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

        On September 22, 2003, the Company filed a Current Report on Form 8-K relating to a press release announcing that its subsidiary Level 3 Financing, Inc. was offering of $500 million aggregate principal amount of Senior Notes due 2011 in a private offering to "qualified institutional buyers" as defined in Rule 144A under the Securities Act of 1933.

        On September 29, 2003, the Company filed a Current Report on Form 8-K relating to the offering of $500 million of the Senior Notes due 2011.

        On October 1, 2003, the Company filed a Current Report on Form 8-K relating to the termination of the Senior Secured Credit Facility.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.
Dated: November 14, 2003	/s/ ERIC J. MORTENSEN Eric J. Mortensen Senior Vice President, Controller and Principal Accounting Officer