Form 10-K/A
period 2002-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2004-03-05
CIK 794323

Use these links to rapidly review the document
Table of Contents

FORM 10-K/A-2

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

Explanatory Note

        Level 3 is filing this Form 10-K/A to modify Part III Item 14—Controls and Procedures.

Table of Contents

Item 14	Controls and Procedures
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures and Certifications

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

ITEM 14. CONTROLS AND PROCEDURES

        (a)    Disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2002. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Internal controls.    There was no change in Level 3's internal controls over financial reporting that has occurred during the fourth quarter 2002 that has materially affected or is reasonably likely to materially affect, Level 3's internal controls over financial reporting.

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
10.8.5	Transition Services Agreement, dated as of February 4, 2003, by and among the Purchasers and the Sellers (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 4, 2003).
10.9	Warrant Agreement, dated as of April 15, 2002, between the Registrant and Walter Scott, Jr. (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
21	List of subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
23.1	Consent of KPMG LLP (filed as Exhibit 23.1 to the Registrant's Annual Report on Form 10-K/A-1 for the year ended December 31, 2002).
23.2	Information Regarding Consent of Arthur Andersen LLP (filed as Exhibit 23.2 to the Registrant's Annual Report on Form 10-K/A-1 for the year ended December 31, 2002).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of March, 2004.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ ERIC J. MORTENSEN Name: Eric J. Mortensen Title: Senior Vice-President, Controller and Principal Accounting Officer