Form 10-Q/A
period 2003-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2004-03-05
CIK 794323

Use these links to rapidly review the document
LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of each class of the issuer's common stock, as of May 2, 2003:

        Common Stock: 462,484,528 shares

        Level 3 is filing this Form 10-Q/A-1 to 1) modify the use of the term "independent valuation" throughout, 2) include restructuring and impairment charges incurred by Genuity in the pro-forma financial information provided for the three months ended March 31, 2002 in Note 2 to the Consolidated Condensed Financial Statements, 3) modify Part 1 Item 4—Controls and Procedures, and 4) conform our change in the use of the term "EBITDA" to "Adjusted OIBDA," and remove references to EBITDA in Note 15 to the Consolidated Condensed Financial Statements and in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I—Financial Information
Item 1.	Unaudited Financial Statements:
Consolidated Condensed Statements of Operations
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flows
Consolidated Condensed Statement of Changes in Stockholders' Deficit
Consolidated Condensed Statements of Comprehensive Income (Loss)
Notes to Consolidated Condensed Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(dollars in millions, except per share data)
Revenue:
Communications (Note 3)	$708	$278
Information Services	526	80
Coal Mining	16	20
Other	—	8

Total revenue	1,250	386
Costs and Expenses:
Cost of revenue:
Communications	89	66
Information Services	478	67
Coal Mining	14	13

Total cost of revenue	581	146
Depreciation and amortization	208	210
Selling, general and administrative	275	253
Restructuring charges	11	—

Total costs and expenses	1,075	609

Income (Loss) from Operations	175	(223)
Other Income (Expense):
Interest income	5	9
Interest expense, net	(140)	(129)
Other, net and gains on extinguishments of debt	74	134

Total other income (expense)	(61)	14

Income (Loss) Before Income Taxes	114	(209)
Income Tax Benefit	—	119

Net Income (Loss) Before Change in Accounting Principle	114	(90)
Cumulative Effect of Change in Accounting Principle	5	—

Net Income (Loss)	$119	$(90)

Basic Earnings (Loss) per Share:
Net Income (Loss) Before Change in Accounting Principle	$0.25	$(0.23)
Cumulative Effect of Change in Accounting Principle	0.01	—

Net Income (Loss)	$0.26	$(0.23)

Diluted Earnings (Loss) per Share:
Net Income (Loss) Before Change in Accounting Principle	$0.21	$(0.23)
Cumulative Effect of Change in Accounting Principle	0.01	—

Net Income (Loss)	$0.22	$(0.23)

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(unaudited)

	March 31, 2003	December 31, 2002
	(dollars in millions, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$944	$1,142
Restricted cash	79	99
Accounts receivable, less allowances of $31 and $29, respectively	420	539
Other	117	154

Total Current Assets	1,560	1,934
Net Property, Plant and Equipment	6,043	6,010
Restricted Cash	469	467
Goodwill	285	279
Intangibles	220	101
Other Assets, net	186	172

	$8,763	$8,963

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$492	$691
Current portion of long-term debt	124	4
Accrued payroll and employee benefits	126	148
Accrued interest	88	92
Deferred revenue	117	199
Other	236	219

Total Current Liabilities	1,183	1,353`
Long-Term Debt, less current portion	6,167	6,102
Deferred Revenue	925	1,264
Accrued Reclamation Costs	86	92
Other Liabilities	460	392
Commitments and Contingencies
Stockholders' Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 453,405,681 outstanding in 2003 and 443,556,864 outstanding in 2002	5	4
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	6,332	6,273
Accumulated other comprehensive loss	(129)	(132)
Accumulated deficit	(6,266)	(6,385)

Total Stockholders' Deficit	(58)	(240)

	$8,763	$8,963

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Cash Flows from Operating Activities:
Net Income (Loss)	$119	$(90)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principle	(5)	—
Equity earnings, net	(1)	(4)
Depreciation and amortization	208	210
Gain on debt extinguishments, net	—	(130)
Dark fiber and submarine cable non-cash cost of revenue	—	2
(Gain) loss on sale of property, plant and equipment, toll-road operations and other assets	(69)	2
Non-cash expense attributable to stock awards	23	64
Deferred revenue	(348)	23
Accrued interest on marketable securities	—	5
Amortization of debt issuance costs	5	3
Accreted interest on long-term discount debt	26	27
Accrued interest on long-term debt	—	(21)
Change in working capital items net of amounts acquired:
Receivables	119	35
Other current assets	50	(15)
Payables	(199)	(165)
Other liabilities	(27)	(4)
Other	(6)	(7)

Net Cash Used in Operating Activities	(105)	(65)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	—	200
Decrease in restricted cash and securities, net	7	18
Capital expenditures	(25)	(53)
Release of capital expenditure accruals	6	—
Genuity transaction	(143)	—
Investments and acquisitions	(1)	(14)
McLeod business transaction	—	(50)
CorpSoft acquisition, net of cash acquired of $34	—	(89)
Proceeds from sale of toll-road operations	46	—
Proceeds from sale of property, plant and equipment, and other assets	16	6

Net Cash Provided by (Used in) Investing Activities	(94)	18
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2
Purchases of and payments on long-term debt, including current portion	(1)	(90)

Net Cash Used in Financing Activities	(1)	(88)
Net Cash Used in Discontinued Operations	—	(47)
Effect of Exchange Rates on Cash and Cash Equivalents	2	(5)

Net Change in Cash and Cash Equivalents	(198)	(187)
Cash and Cash Equivalents at Beginning of Period	1,142	1,297

Cash and Cash Equivalents at End of Period	$944	$1,110

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$109	$116
Noncash Investing and Financing Activities:
Common stock issued in exchange for long term debt	$20	$32
Long-term debt extinguished due to sale of toll-road operations	139	—

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Changes in Stockholders' Deficit

For the three months ended March 31, 2003

(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(dollars in millions)
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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Net Income (Loss)	$119	$(90)
Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation gains (losses)	6	(23)
Unrealized holding losses and other arising during period	(3)	(1)
Reclassification adjustment for gains included in net income (loss)	—	5

Other Comprehensive Income (Loss), Before Tax	3	(19)
Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—

Other Comprehensive Income (Loss) Net of Taxes	3	(19)

Comprehensive Income (Loss)	$122	$(109)

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

        In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 was effective for the Company beginning on January 1, 2003. The Company's coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The net effect of the adoption of SFAS No. 143 to the Company's coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which will be amortized to expense in future years) and was reflected as a cumulative-effect adjustment in the consolidated condensed statement of operations. The communications business has entered in to certain colocation leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition. The Company has also entered in to right-of-way agreements for its intercity and metropolitan networks that may require the removal of the conduit upon termination of the agreement. Upon adoption of this standard on January 1, 2003, the Company also recorded obligations and corresponding assets of approximately $31 million upon adoption of SFAS No. 143 on January 1, 2003 for these lease and right of way agreements. Accretion of asset retirement obligation expense of $2 million was recorded during the first quarter of 2003; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $117 million at March 31, 2003. The Company has restricted cash of approximately $38 million set aside to fund the reclamation liabilities. Accretion expense of $1 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated condensed statements of operations. Accretion expense of $1 million related to the Company's coal mining business was recorded in cost of revenue on the consolidated condensed statements of operations. If SFAS No. 143 had been in effect as of January 1, 2002, asset retirement obligations of $107 million would have been recorded. Accretion of asset retirement obligation expense of $2 million would have been recorded during the first quarter of 2002, resulting in a net loss of $92 million (bringing the total asset retirement obligation to $109 million at March 31, 2002). The additional $2 million of accretion expense in the first quarter of 2002 would not have affected the loss per share amounts presented for the period.

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

        On January 1, 2003 the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS No. 146"). Under SFAS No. 146 the Company can no longer record estimated losses upon the decision to exit a business. The Company's information services business announced, in April 2003, that it will exit the systems integration business. The Company expects to incur costs for workforce reductions, lease terminations and loss of tax incentives as a result of this decision. Due to the adoption of SFAS No. 146, the Company will not record the anticipated losses nor the costs associated with closing the business (estimated to be from $6 - $7 million) until they are actually incurred.

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

2.     Acquisitions

        On February 4, 2003, Level 3 completed the acquisition of substantially all of the assets and operations of Genuity, Inc. ("Genuity"), a Tier 1 Internet Protocol (IP) communications company. The total cash consideration, including expected transaction costs, was approximately $144 million including approximately $60 million in cash consideration to the Genuity bankruptcy estate plus approximately $77 million in cash to reimburse the estate for payments on assumed capital lease obligations related to network operating equipment. In addition, Level 3 assumed certain of Genuity's long term operating agreements. Level 3 entered into certain transactions with Genuity prior to the acquisition of Genuity by Level 3, whereby it received cash for communications services to be provided in the future. As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the Genuity transaction by $76 million, the amount of the unamortized deferred revenue balance on February 4, 2003. The preliminary fair value of the acquired tangible assets was determined based on the fair value of similar assets. Customer contracts and liabilities were valued based on future cash flows and customer lists were valued using the expected replacement cost. The results of operations attributable to the Genuity assets and liabilities are included in the 2003 consolidated condensed statements from the date of acquisition. The Genuity transaction provides Level 3 the opportunity to acquire high-quality customers and create additional value by leveraging the network and operating synergies of the combined business.

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

        In March 2002, the Company acquired privately held CorpSoft, Inc. ("CorpSoft"), a global provider, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction was valued at approximately $95 million, adjusted for CorpSoft's $34 million cash position on the acquisition date. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $135 million based on a valuation of the assets acquired and an estimate of the liabilities assumed. The values of the tangible assets were determined primarily by using the fair value of similar assets. The intangible customer relationships were valued using the estimated future discounted cash flows attributable to the relationships.

        In June 2002, the Company completed the acquisition of Software Spectrum, Inc., a global provider, marketer and reseller of business software. Software Spectrum shareholders received $37 in cash from Level 3 for each share of Software Spectrum common stock. The total cash consideration, including outstanding options and transaction costs, was approximately $135 million. The transaction was valued at approximately $95 million, adjusted for Software Spectrum's $40 million cash position on the acquisition date. The $135 million purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $79 million based on a valuation of the assets acquired and an estimate of the liabilities assumed. The values of the tangible assets were determined primarily by using the fair value of similar assets. The intangible customer relationships were valued using the estimated future discounted cash flows attributable to the relationships.

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

        The following is unaudited pro-forma financial information of the Company assuming the acquisitions of McLeod, CorpSoft, Software Spectrum and Genuity had occurred at the beginning of the periods presented:

	Three Months Ended
	March 31, 2003	March 31, 2002
	(dollars in millions, except per share data)
Revenue	$1,318	$1,094
Net Income (Loss) before Change in Accounting Principles	115	(265)
Net Income (Loss)	120	(265)
Net Income (Loss) per Share—Basic	0.27	(0.68)

        The pro-forma information for the three month period ending March 31, 2002 has been restated to include less than $1 million of restructuring and impairment charges attributable to Genuity. The Company's original Form 10-Q as of and for the period ending March 31, 2003, excluded these charges.

        The distressed financial condition of Genuity has resulted in the deterioration of its recurring revenue base. Level 3 expects revenue to be significantly below historical results reported by Genuity as a result of customers disconnecting service. The Company also expects to reject certain customer contracts that will also result in a decrease in revenue.

        Included in the actual results and pro-forma financial information for the quarter ended March 31, 2003 are certain amounts which impact the comparability of the results, including $294 million of revenue related to a contract settlement for which the revenue had been in the process of being recognized over the contract term and a $70 million gain on the sale of the Company's interest in its toll road operations. Included in the actual results and pro-forma financial information for the quarter ended March 31, 2002 are certain amounts which impact the comparability of the results, including gains of $130 million as a result of the early extinguishments of certain long-term debt.

        The following are the assets and liabilities acquired in the McLeod, CorpSoft, Software Spectrum and Genuity transactions as of their respective acquisition dates:

	McLeod	CorpSoft	Software Spectrum	Genuity
	(dollars in millions)
Assets:
Cash and cash equivalents	$—	$34	$40	$—
Accounts receivable	—	134	130	—
Other current assets	—	18	3	13
Property, plant and equipment, net	12	6	13	259
Identifiable intangibles	49	26	49	131
Goodwill	41	135	79	—
Other assets	—	6	1	43

Total Assets	102	359	315	446
Liabilities:
Accounts payable	—	183	138	1
Accrued payroll	—	19	19	—
Other current liabilities	43	7	23	41
Current portion of long-term debt	8	—	—	121
Long-term debt	—	—	—	188
Deferred revenue—Genuity	—	—	—	6
Deferred revenue—Level 3	—	—	—	(76)
Other liabilities	—	21	—	21

Total Liabilities	51	230	180	302

Purchase Price	$51	$129	$135	$144

        The purchase price allocation to the assets and liabilities acquired in the Genuity acquisition is preliminary and could change significantly.

        On April 4, 2003, the Company announced that it will exit the managed hosting portion of the business it acquired through its recent transaction with Genuity. The Company has signed an agreement under which its hosting customers and operations will be served by Computer Sciences Corporation ("CSC"). Due to the decision to exit the managed hosting portion of the business, which had been contemplated at the time of acquisition, the net operating results of the business have not been consolidated in the consolidated condensed statement of operations. Level 3 does not expect to realize any proceeds from the sale of the hosting business to CSC. Level 3 continues to review the operations of Genuity to see how they will assist in providing communications and information services.

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

        As individual segments were delivered, Level 3 deferred and amortized the revenue attributable to the conduit over the term of the original agreement. As a result of the amended agreement, Level 3 has no further obligation with respect to the original conduit, and thus recognized $294 million of communications revenue related to the remaining unamortized deferred revenue, less the fair values of the other separable elements that met the relevant accounting criteria. The value of the other elements was determined based on the fair value of similar assets.

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

        In the first quarter of 2003, Level 3 announced workforce reductions that would ultimately affect approximately 800 employees in the communications business by the end of 2003. These actions were primarily a result of the integration of acquired operations in the Genuity transaction into Level 3's operations and the company matching its European cost structure with expected revenues. As of March 31, 2003, the Company had notified approximately 200 employees that they would be affected by these actions. The Company recorded restructuring charges of approximately $11 million related to these actions in the first quarter of 2003.

        As of March 31, 2003, the Company had paid $5 million in costs associated with these workforce reductions. A summary of the restructuring charges and related activity follows:

	Severance and Related
	Number of Employees	Amount	Facilities Related Amount
		(in millions)	(in millions)
Balance December 31, 2001	354	$17	$41
2002 Charges	300	8	—
2002 Reductions of 2001 Charges	—	—	(13)
2002 Payments	(599)	(22)	(18)

Balance December 31, 2002	55	3	10
2003 Charges	200	11	—
2003 Reductions of Previous Charges	—	—	—
2003 Payments	(157)	(7)	(1)

Balance March 31, 2003	98	$7	$9

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

7.     Earnings (Loss) Per Share

        The following details the earnings (loss) per share calculations for the Level 3 common stock:

	Three Months Ended March 31, 2003
	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(dollars in millions, except per share data) (in thousands)
Basic Earnings Per Share:
Net Income Before Change in Accounting Principle	$114	450,824	$0.25
Cumulative Effect of Change in Accounting Principle	5	450,824	0.01

Net Income	$119	450,824	$0.26

Effect of Dilutive Securities:
Options and warrants	—	44,874
Interest Expense Related to Convertible debt	25	150,238
Shareworks Match Plan	—	3,764

Diluted Earnings Per Share:
Net Income Before Change in Accounting Principle	$139	649,700	$0.21
Cumulative Effect of Change in Accounting Principle	5	649,700	0.01

Net Income	$144	649,700	$0.22

        The income available to common stockholders, for the diluted earnings per share calculation, was increased by $25 million to reflect the interest expense that would not have been recognized had the convertible debt securities been converted into common stock at the beginning of the period.

        The dilutive effect of approximately 12 million Outperform Stock Options ("OSO") and similar type units at March 31, 2003 have not been included in the computation of diluted loss per share because the options' post-multiplier values were zero at March 31, 2003. In addition, the effect of approximately 22 million non-qualified stock options and warrants outstanding at March 31, 2003 have not been included in the computation of diluted loss per share because their exercise price was greater than the average market price of the common stock for the period.

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

	Three Months Ended March 31, 2002
	Income	Weighted Average Shares Outstanding	Per-Share Amount
	(dollars in millions, except per share data) (in thousands)
Basic and Diluted Loss Per Share:
Net Loss	$(90)	391,279	$(0.23)

8.     Receivables

        Receivables at March 31, 2003 and December 31, 2002 were as follows (dollars in millions):

	Communications	Information Services	Coal	Other	Total
March 31, 2003
Accounts Receivable—Trade:
Services and Software Sales	$144	$292	$9	$—	$445
Joint Build Costs	1	—	—	—	1
Other Receivables	5	—	—	—	5
Allowance for Doubtful Accounts	(23)	(8)	—	—	(31)

	$127	$284	$9	$—	$420

December 31, 2002
Accounts Receivable—Trade:
Services and Software Sales	$58	$489	$10	$1	$558
Joint Build Costs	1	—	—	—	1
Other Receivables	9	—	—	—	9
Allowance for Doubtful Accounts	(24)	(5)	—	—	(29)

	$44	$484	$10	$1	$539

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

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
March 31, 2003
Land and Mineral Properties	$179	$(16)	$163
Facility and Leasehold Improvements
Communications	1,280	(133)	1,147
Information Services	28	(6)	22
Coal Mining	65	(63)	2
Network Infrastructure	4,379	(523)	3,856
Operating Equipment
Communications	1,402	(702)	700
Information Services	84	(55)	29
Coal Mining	154	(146)	8
Network Construction Equipment	34	(14)	20
Furniture, Fixtures and Office Equipment	129	(90)	39
Construction-in-Progress	57	—	57

	$7,791	$(1,748)	$6,043

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
December 31, 2002
Land and Mineral Properties	$178	$(13)	$165
Facility and Leasehold Improvements
Communications	1,260	(125)	1,135
Information Services	28	(5)	23
Coal Mining	65	(63)	2
CPTC	92	(17)	75
Network Infrastructure	4,212	(448)	3,764
Operating Equipment
Communications	1,280	(615)	665
Information Services	81	(55)	26
Coal Mining	78	(70)	8
CPTC	19	(13)	6
Network Construction Equipment	34	(12)	22
Furniture, Fixtures and Office Equipment	133	(87)	46
Construction-in-Progress	73	—	73

	$7,533	$(1,523)	$6,010

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

        In March and June of 2002, the Company acquired for $129 million and $135 million, including transaction costs, CorpSoft and Software Spectrum, respectively. The combined purchased price exceeded the fair value of the net tangible and intangible assets by approximately $214 million, which was recognized as goodwill, based on valuations of the assets acquired and estimates of the liabilities assumed. The purchase price allocation for the CorpSoft acquisition was finalized during the first quarter of 2003.

        Level 3 purchased substantially all of the assets and operations of Genuity in February 2003. A preliminary valuation indicated that the assets acquired and the Company's estimate of obligations assumed approximated the purchase price paid. As a result, the Company did not recognize goodwill in this transaction.

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

        The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2003—$56 million; 2004—$50 million; 2005—$39 million; 2006—$39 million and 2007—$15 million.

12.   Other Assets, Net

        At March 31, 2003 and December 31, 2002 other assets consisted of the following:

	March 31, 2003	December 31, 2002
	(dollars in millions)
Investments	$23	$21
Debt Issuance Costs, net	89	93
Prepaid Network Assets	31	11
Assets Held for Sale	29	10
Employee and Officer Notes Receivable	3	3
CPTC Deferred Development and Financing Costs	—	19
Other	11	15

	$186	$172

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

        On March 31, 2003, Level 3 owned approximately 24% and 4% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for its investment in each entity using the equity method. The market value of the Company's investment in RCN and Commonwealth Telephone was $19 million and $40 million, respectively, on March 31, 2003.

        In 2002, the Company sold in two transactions an aggregate of approximately 9.6 million shares of common stock of Commonwealth Telephone, or 90% of its holdings in Commonwealth Telephone. The Company received net proceeds of $325 million and recognized gains on the sales of approximately $191 million.

        As a result of these transactions, the Company owns approximately 4% of the total Commonwealth Telephone shares outstanding as of March 31, 2003 through its ownership of 1,017,061 shares of Class B common stock. Class B common shareholders are entitled to 15 votes for every share held. Therefore, the Company held a 29% voting interest in Commonwealth Telephone at March 31, 2003. Due primarily to the Company's significant voting interest in Commonwealth Telephone, the Company accounted for the investment using the equity method.

        The Company's investment in Commonwealth Telephone, including goodwill, was $16 million and $15 million at March 31, 2003 and December 31, 2002, respectively.

        During 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. Level 3 will not record its equity in RCN's profits until unrecorded equity in losses has been offset. The Company did not recognize equity earnings attributable to RCN for the three months ended March 31, 2003 of approximately $8 million; the Company offset previously unrecorded equity in losses, reducing the total amount of suspended equity losses to approximately $655 million at March 31, 2003. The Company did not recognize approximately $39 million of suspended equity losses attributable to RCN for the three months ended March 31, 2002. The Company's investment in RCN, including goodwill, was zero at March 31, 2003 and December 31, 2002.

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

13.   Long-Term Debt

        At March 31, 2003 and December 31, 2002, long-term debt was as follows:

	March 31, 2003	December 31, 2002
	(dollars in millions)
Senior Secured Credit Facility:
Term Loan Facility
Tranche A (4.64% due 2007)	$450	$450
Tranche B (5.64% due 2008)	275	275
Tranche C (5.84% due 2008)	400	400
Senior Notes (9.125% due 2008)	1,388	1,388
Senior Notes (11% due 2008)	433	433
Senior Discount Notes (10.5% due 2008)	581	566
Senior Euro Notes (10.75% due 2008)	343	335
Senior Discount Notes (12.875% due 2010)	382	371
Senior Euro Notes (11.25% due 2010)	112	109
Senior Notes (11.25% due 2010)	124	124
Convertible Subordinated Notes (6.0% due 2009)	364	364
Convertible Subordinated Notes (6.0% due 2010)	525	525
Junior Convertible Subordinated Notes (9% due 2012)	480	500
Commercial Mortgages: GMAC (3.74% due 2003-2005)	120	120
Genuity Capital Lease Obligations (15% due 2003-2006)	309	—
CPTC Long-term Debt (with recourse only to CPTC): (7.63% due 2004 -2028)	—	139
Other	5	7

	6,291	6,106
Less current portion	(124)	(4)

	$6,167	$6,102

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

CPTC

        On January 3, 2003, CPTC sold the "91 Express Lanes" toll-road and related assets and obligations. The Company's long-term debt was reduced by approximately $139 million as a result of the transaction. The Company had reflected the debt on its consolidated condensed balance sheet due to its 65% equity interest in CPTC.

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

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2003 and 2002.

	2003	2002
	(dollars in millions)
Warrants	$3	$1
OSO	10	47
C-OSO	5	13
Shareworks Match Plan	2	4
401(k) Match	4	—
Shareworks and Profit Sharing	1	2

	25	67
Capitalized Noncash Compensation	(2)	(3)

	$23	$64

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

        The Company did not grant any Non-Qualified Stock Options ("NQSOs") during the three months ended March 31, 2003 or 2002. As of March 31, 2003, the company had not reflected $6 million of unamortized expense in its financial statements for NQSOs and warrants previously granted.

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

        Adjusted OIBDA, as defined by the Company, consists of operating income (loss) from the consolidated condensed statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense, and the non-cash portion of restructuring and impairment charges, if any. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is a relevant metric that it uses internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations.

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

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
Three Months ended March 31, 2003
Revenue:
North America	$679	$344	$16	$—	$1,039
Europe	28	171	—	—	199
Other	1	11	—	—	12

	$708	$526	$16	$—	$1,250

Adjusted OIBDA:
North America	$403	$4	$2	$—
Europe	(5)	2	—	—
Other	—	—	—	—

	$398	$6	$2	$—

Gross Capital Expenditures:
North America	$19	$3	$—	$—	$22
Europe	3	—	—	—	3
Other	—	—	—	—	—

	$22	$3	$—	$—	$25

Depreciation and Amortization:
North America	$181	$8	$1	$—	$190
Europe	18	—	—	—	18
Other	—	—	—	—	—

	$199	$8	$1	$—	$208

Three Months ended March 31, 2002
Revenue:
North America	$247	$55	$20	$8	$330
Europe	31	25	—	—	56

	$278	$80	$20	$8	$386

Adjusted OIBDA:
North America	$48	$6	$4	$(1)
Europe	(6)	—	—	—

	$42	$6	$4	$(1)

Capital Expenditures:
North America	$42	$4	$1	$1	$48
Europe	5	—	—	—	5

	$47	$4	$1	$1	$53

Depreciation and Amortization:
North America	$175	$4	$1	$1	$181
Europe	29	—	—	—	29

	$204	$4	$1	$1	$210

Identifiable Assets
March 31, 2003
North America	$5,654	$548	$295	$1,228	$7,725
Europe	881	120	—	20	1,021
Asia	—	17	—	—	17

	$6,535	$685	$295	$1,248	$8,763

December 31, 2002
North America	$5,296	$763	$296	$1,533	$7,888
Europe	881	155	—	30	1,066
Asia	—	9	—	—	9

	$6,177	$927	$296	$1,563	$8,963

Long-Lived Assets (excluding Goodwill)
March 31, 2003
North America	$5,476	$125	$13	$491	$6,105
Europe	811	2	—	—	813
Asia	—	—	—	—	—

	$6,287	$127	$13	$491	$6,918

December 31, 2002
North America	$5,193	$132	$15	$587	$5,927
Europe	820	3	—	—	823
Asia	—	—	—	—	—

	$6,013	$135	$15	$587	$6,750

Goodwill
March 31, 2003
North America	$71	$214	$—	$—	$285
Europe	—	—	—	—	—

	$71	$214	$—	$—	$285

December 31, 2002
North America	$69	$210	$—	$—	$279
Europe	—	—	—	—	—

	$69	$210	$—	$—	$279

        Product information for the Company's communications segment follows:

	Services
				Reciprocal Compensation
	Transport	Softswitch	IP/Colocation		Total
	(dollars in millions)
Communications Revenue
Three Months Ended March 31, 2003
North America	$391	$151	$96	$41	$679
Europe	9	—	19	—	28
Other	—	—	1	—	1

	$400	$151	$116	$41	$708

Three Months Ended March 31, 2002
North America	$105	$66	44	$32	$247
Europe	15	2	14	—	31

	$120	$68	$58	$32	$278

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

        The following information provides a reconciliation of Adjusted OIBDA to loss from continuing operations for the three months ended March 31, 2003 and 2002 (dollars in millions):

	Three Months Ended March 31,
	2003	2002
Income (Loss) from Operations	$175	$(223)
Depreciation and Amortization Expense	208	210
Non-Cash Compensation Expense	23	64

Adjusted OIBDA	$406	$51

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

        On November 19, 2002, Gary Haegle commenced a shareholder's derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegle v. Scott, et al., (Index No. 02-CV-0196). The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons', Inc.. The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company's fiber optic cable network and manages the Company's mine properties. The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability. In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses. The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief. The defendants have not yet responded to the Complaint. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that there are substantial defenses to the claims asserted in this action, and intends to defend them vigorously.

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

        Transport revenue increased significantly in 2003 and is primarily attributable to the recognition of additional settlement and termination revenue. As previously described in this filing, Level 3 and XO

Communications amended their 1998 cost sharing and IRU agreement. The amended agreement resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any cash benefit to the Company. The Company does not expect to recognize significant revenue in the future from the return of conduit. Level 3 expects to recognize termination and settlement revenue in the future as customers desire to renegotiate contracts or are required to terminate service. However, the Company is not able to estimate the value of these types of transactions until they occur. Slight increases in private line and wavelength revenue also contributed to improved transport revenue figures. Softswitch revenue in the first quarter of 2003 increased 122% from the same period in 2002. The growth in Softswitch revenue is equally attributable to sales to new and existing customers and the Genuity transaction. For the three months ending March 31, 2003, the Company's customers used approximately 34 billion minutes (14 billion attributable to former Genuity customers) compared to 12.4 billion in the first quarter of 2002. Revenue attributable to voice services was consistent with that of the first quarter of 2002. The Company expects voice revenue to decline in future periods as a result of the expiration of a significant voice contract. IP/Colocation revenue also increased substantially (100%) for the three months ended March 31, 2003 compared to the same period in 2002. Growth in IP revenue and the Genuity transaction are primarily responsible for the increase in IP/Colocation revenue. Excluding $9 million of settlement revenue recognized in 2003, colocation revenue approximated 2002 levels.

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

        Information services revenue, which is primarily comprised of (i)Structure's outsourcing business and Software Spectrum, increased from $80 million in the three months ended March 31, 2002 to $526 million for the respective period in 2003. This increase is predominantly due to the inclusion of Software Spectrum's results for a full quarter. The Company acquired CorpSoft in March of 2002 and Software Spectrum in June of 2002. For the three months ended March 31, 2002, the Company recognized $53 million of revenue attributable to the software business. For the three months ended March 31, 2003, revenue attributable to this business totaled $505 million. Software Spectrum has recently experienced an increase in sales under Microsoft's 6.0 licensing program which Microsoft implemented in 2001. Under this program, new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. The Company will recognize the service fee as revenue and not the entire value of the software for sales under this program. If Microsoft is successful in implementing this licensing program, it will result in a significant decline in the amount of information services revenue recognized by the Company. The decline in revenue is not expected to have a meaningful effect to earnings as the Company should experience a corresponding decline in cost of revenue. Information service's revenue attributable to the Company's (i)Structure business declined by approximately $6 million primarily as a result of the Company's decision to focus on its infrastructure outsourcing business. In the second quarter of 2003, the Company notified its systems integration customers and employees that it would honor its existing contracts. However, once these contracts expire, the Company will no longer be providing systems integration services. The existing contracts primarily expire in the second and third quarters of 2003. The Company recognized approximately $1 million of revenue attributable to the services for the three months ended March 31, 2003.

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

        Cost of Revenue for the first quarter 2003 was $581 million compared to $146 million for the first quarter 2002. This increase is a result of the costs associated with software sales and the Genuity transaction. Overall the cost of revenue for the communications business, as a percentage of revenue, decreased significantly from 24% during the quarter ended March 31, 2002 to 13% during the same period of 2003. This reduction is primarily attributable to the settlement and termination revenue recognized by the Company in the first quarter of 2003 for which there was no corresponding cost of revenue. Excluding the effects of settlement and termination revenue, the Company expects cost of revenue, as a percentage of revenue, to decrease in the future as a result of the migration of Genuity traffic to the Level 3 network. The cost of revenue for the information services businesses, as a percentage of its revenue, was 91% for the first quarter of 2003 up from 84% in the same period in 2002. This increase is attributable to an increase in lower margin software sales. Overall, the cost of sales, as a percentage of revenue, remained consistent for both the software and outsourcing businesses during the first quarters of 2003 and 2002. The cost of revenue for the coal mining business, as a percentage of revenue, was 88% and 65% for the first quarter of 2003 and 2002, respectively. This increase is due to lower revenues and an increase in labor costs at one of the Company's mines.

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

        Selling, General and Administrative expenses were $275 million in the three months ended March 31, 2003, a 9% increase over first quarter 2002. This increase is a result of the additional employees and other expenses associated with the Genuity and Software Spectrum transactions. The Company's global workforce increased by approximately 4,500 employees as a result of these acquisitions. The additional employees resulted in higher compensation, training and facilities expense. The Company also experienced an increase in insurance and marketing expenses for the three months ended March 31, 2003. These increases were partially offset by declines in CPTC's operating expenses and non-cash compensation. Included in operating expenses for the three months ended March 31, 2003 and 2002, were $23 million and $64 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The decrease in non-cash compensation expense is attributable to decline in the value of grants distributed to eligible employees. The Company expects selling, general and administrative expenses to decline from current levels as the Company begins to realize the synergies derived from the Genuity transaction by the end of 2003.

        Restructuring Charges were $11 million in the first quarter of 2003. During the first quarter, Level 3 announced workforce reductions that ultimately would affect approximately 800 employees in the communications business by the end of 2003. These actions were primarily a result of the integration of acquired operations in the Genuity transaction into Level 3's operations and the company matching its

European cost structure with expected revenues. As of March 31, 2003, approximately 200 employees had been notified that they would be affected by these actions.

        In the second quarter of 2003, the Company announced that it would cease providing systems integration services in the second half of 2003. The Company expects to incur costs for workforce reductions, lease terminations and loss of tax incentives of $6 - $7 million as a result of this decision.

        Adjusted OIBDA, as defined by the Company, consists of operating income (loss) from the consolidated condensed statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense, and less the non-cash portion of restructuring and impairment charges, if any. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is a relevant metric that it uses internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations. Adjusted OIBDA for the communications business improved to $398 million in the first quarter of 2003 from $42 million for the same period in 2002. This improvement was predominantly due to the termination and settlement revenue recognized by the Company in the first quarter of 2003, and is not expected to continue at these levels in the near future.

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

        Other, net includes equity in earnings of unconsolidated subsidiaries, gains and losses on the disposal of non-operating assets and gains on the extinguishment of debt. The Company had previously classified gains on the extinguishment of debt as an extraordinary item in the statement of operations. Pursuant to SFAS No. 145, Level 3 has reclassified these gains to Other income. For the three months ended March 31, 2003, Other, net is primarily comprised of a gain on the sale of the 91 Express Lanes toll-road of $70 million and equity in earnings of Commonwealth Telephone of approximately $1 million. For the corresponding period in 2002, the Company recorded gains on the extinguishment of debt of $130 million and equity earnings attributable to Commonwealth Telephone of $4 million. The quarter over quarter decline in Level 3's share of Commonwealth Telephone's earnings was due to the sale of approximately 90% of its holdings in Commonwealth Telephone in the second and fourth quarters of 2002.

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

Financial Condition—March 31, 2003

        Cash used by operating activities increased from $65 million in the first quarter of 2002 to $105 million in the same period of 2003. Changes in components of working capital, primarily in the communication's accounts receivable, were responsible for the fluctuation in cash used by operations. The Company's contractual terms and conditions permit Level 3 to bill the customer at the beginning of the service period. The vast majority of customer contracts acquired in the Genuity transaction require billings to be made at the end of the service period, or in arrears. As a result, the Company's communication's receivables balance increased significantly this period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company currently accounts for these two investments using the equity method. In April 2003, the Company and Commonwealth Telephone announced a recapitalization plan whereby Level 3 would convert its Class B shares into the common stock of Commonwealth Telephone. If the plan is approved by Commonwealth Telephone shareholders, Level 3 would own approximately 4.6% of the equity and voting rights of Commonwealth Telephone and account for its investment in Commonwealth Telephone using the cost method. In 2002, the Company sold approximately 90% of its holdings in Commonwealth Telephone for net proceeds of approximately $325 million. The market value of the Company's holdings in RCN and Commonwealth Telephone was approximately $59 million at March 31, 2003, which is higher than their carrying value of $16 million. The Company may seek to sell all or a portion of its shares in RCN and Commonwealth Telephone over time. The value received for the remaining investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $12 million decrease in fair value of these investments. The

Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

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

Item 4. Controls and Procedures

        (a)   Disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2003. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)   Internal controls. There was no change in Level 3's internal controls over financial reporting that has occurred during the first quarter 2003 that has materially affected or is reasonably likely to materially affect, Level 3's internal controls over financial reporting.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

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

  On February 20, 2003, the Company filed a Current Report on Form 8-K related to the appointment of John T. Reed to the Board of Directors and the modification of irrevocable waivers, granted by the Company's Group Vice Presidents and members of the Board, to permit the exercise of certain stock options.

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

LEVEL 3 COMMUNICATIONS, INC.
Dated: March 5, 2004	/s/ ERIC J. MORTENSEN Eric J. Mortensen Senior Vice President, Controller and Principal Accounting Officer