Form 10-Q/A
period 2003-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2004-03-05
CIK 794323

Use these links to rapidly review the document
LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

FORM 10-Q/A-1

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

Common Stock 655,012,020 shares

        Level 3 is filing this Form 10-Q/A-1 to 1) modify the use of the term "independent valuation" throughout, 2) update the pro-forma financial information provided for the six months ended June 30, 2002 in Note 2 to the Consolidated Condensed Financial Statements, to among other changes, include restructuring and impairment changes incurred by Genuity, 3) modify Part I Item 4—Controls and Procedures, 4) conform our change in the use of the term "EBITDA" to "Adjusted OIBDA" in Note 15 to the Consolidated Condensed Financial Statements and in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

2. Acquisitions

On February 4, 2003, Level 3 completed the acquisition of substantially all of the assets and operations of Genuity, Inc. ("Genuity"), a Tier 1 Internet Protocol (IP) communications company. The total cash consideration, including transaction costs, was approximately $144 million including approximately $60 million in cash consideration to the Genuity bankruptcy estate plus approximately $77 million in cash to reimburse the estate for payments on assumed capital lease obligations related to network operating equipment. In addition, Level 3 assumed certain of Genuity's long term operating agreements. Level 3 entered into certain transactions with Genuity prior to the acquisition of Genuity by Level 3, whereby it received cash for communications services to be provided in the future. As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the Genuity transaction by $76 million, the amount of the unamortized deferred revenue balance on February 4, 2003. The preliminary fair value of the tangible assets acquired was determined based on the fair value of similar assets. Customer contracts and liabilities were valued based on future cash flows and customer lists were valued using the expected replacement cost. The results of operations attributable to the Genuity assets and liabilities are included in the 2003 consolidated condensed statements from the date of acquisition. The Genuity transaction provides Level 3 the opportunity to acquire high-quality customers and create additional value by leveraging the network and operating synergies of the combined business.

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

In March 2002, the Company acquired privately held CorpSoft, Inc. ("CorpSoft"), a global provider, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction was valued at approximately $95 million, adjusted for CorpSoft's $34 million cash position on the acquisition date. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $128 million based on a valuation of the assets acquired and an estimate of liabilities assumed. The values of the tangible assets were determined primarily by using the fair value of similar assets. The intangible customer relationships were valued using the estimated future discounted cash flows attributable to the relationships.

In June 2002, the Company completed the acquisition of Software Spectrum, Inc., a global provider, marketer and reseller of business software. Software Spectrum shareholders received $37 in cash from Level 3 for each share of Software Spectrum common stock. The total cash consideration, including outstanding options and transaction costs, was approximately $135 million. The transaction was valued at approximately $95 million, adjusted for Software Spectrum's $40 million cash position on the acquisition date. The $135 million purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $79 million based on a valuation of the assets acquired and an estimate of liabilities assumed. The values of the tangible assets were determined primarily by using the fair value of similar assets. The intangible customer relationships were valued using the estimated future discounted cash flows attributable to the relationships.

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

The following is unaudited pro-forma financial information of the Company assuming the acquisitions of McLeod, CorpSoft, Software Spectrum and Genuity had occurred at the beginning of the periods presented:

	Pro Forma
	Six Months Ended
(dollars in millions, except per share data)	June 30, 2003	As Restated June 30, 2002
Revenue	$2,239	$2,296
Net Loss before Change in Accounting Principle and Discontinued Operations	(340)	(760)
Cumulative Effect of Change in Accounting Principle	5	—
Income (Loss) from Discontinued Operations	(7)	1
Net Loss	(342)	(759)
Net Loss per Share	(0.73)	(1.92)

The pro-forma information for the six-month period ending June 30, 2002 has been restated to reflect Genuity's results of operations through June 30, 2002 and include $186 million of restructuring and impairment charges attributable to Genuity.

The distressed financial condition of Genuity has resulted in the deterioration of its recurring revenue base. Level 3 expects revenue to be significantly below historical results reported by Genuity as a result of customers disconnecting service. The Company also expects to reject certain customer contracts that will also result in a decrease in revenue. Included in the 2002 pro-forma information is $186 million of impairment charges related to deployed assets, assets held for sale, goodwill and intangibles, as well as restructuring charges for workforce reductions and lease termination charges for abandoned facilities attributable to Genuity.

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

The fair market value of the assets and liabilities acquired in the Genuity acquisition were determined based on a valuation completed in May 2003. In the second quarter of 2003, Level 3 recorded $11 million of additional liabilities (with a corresponding increase in property, plant and equipment and identifiable intangibles) for severance benefits earned by former Genuity employees prior to the acquisition and obligations for which the Company will not receive any economic benefit. The purchase price allocation is preliminary and could change significantly.

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

In March and June of 2002, the Company acquired for $129 million and $135 million, including transaction costs, CorpSoft and Software Spectrum, respectively. The combined purchased price exceeded the fair value of the net tangible and intangible assets by approximately $207 million, which was recognized as goodwill, based on valuations of the assets acquired and estimates of the liabilities assumed. A final assessment of the assets acquired and liabilities assumed in the CorpSoft and Software Spectrum transactions, performed in the second quarter of 2003, resulted in a decrease in goodwill of approximately $7 million. The decrease in goodwill was attributable to declines in deferred tax and other liabilities.

During the second quarter of 2003, the Company's Software Spectrum business was reviewed for possible impairment pursuant to SFAS No. 142. The Company determined that the fair value of the Software Spectrum business was greater than its net book value; therefore, no impairment charge was necessary as of June 30, 2003.

Level 3 purchased substantially all of the assets and operations of Genuity in February 2003. A valuation indicated that the assets acquired net of the Company's estimate of obligations assumed was in excess of the purchase price paid by $37 million. As a result, the Company did not recognize goodwill in this transaction and reallocated the negative goodwill against the asset values in accordance with SFAS No. 141.

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

Adjusted OIBDA, is defined by the Company, as operating income/(loss) from the consolidated condensed statements of operations, less income/(loss) from discontinued operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administrative expense and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is a relevant metric that it uses internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations.

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

Industry and geographic segment financial information follows. The 2002 geographical Adjusted OIBDA figures for the Communications business have changed from prior years to reflect the current methodology of allocating certain communications selling, general and administrative costs to the regions. In addition, the contact services business has been reflected as a discontinued operation.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Three Months Ended June 30, 2003
Revenue:
North America	$400	$357	$16	$—	$773
Europe	34	121	—	—	155
Other	—	13	—	—	13

	$434	$491	$16	$—	$941

Adjusted OIBDA:
North America	$108	$3	$3	$(1)
Europe	4	(3)	—	—
Other	—	—	—	—

	$112	$—	$3	$(1)

Capital Expenditures:
North America	$58	$3	$1	$—	$62
Europe	3	—	—	—	3
Other	—	—	—	—	—

	$61	$3	$1	$—	$65

Depreciation and Amortization:
North America	$195	$8	$1	$—	$204
Europe	23	1	—	—	24
Other	—	—	—	—	—

	$218	$9	$1	$—	$228

Six Months Ended June 30, 2003
Revenue:
North America	$1,079	$679	$32	$—	$1,790
Europe	62	294	—	—	356
Other	1	24	—	—	25

	$1,142	$997	$32	$—	$2,171

Adjusted OIBDA:
North America	$511	$5	$5	$(1)
Europe	(1)	(2)	—	—
Other	—	—	—	—

	$510	$3	$5	$(1)

Capital Expenditures:
North America	$77	$6	$1	$—	$84
Europe	6	—	—	—	6
Other	—	—	—	—	—

	$83	$6	$1	$—	$90

Depreciation and Amortization:
North America	$376	$15	$2	$—	$393
Europe	41	1	—	—	42
Other	—	—	—	—	—

	$417	$16	$2	$—	$435

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Three Months Ended June 30, 2002
Revenue:
North America	$253	$305	$20	$7	$585
Europe	23	130	—	—	153
Other	—	12	—	—	12

	$276	$447	$20	$7	$750

Adjusted OIBDA:
North America	$56	$15	$4	$3
Europe	(5)	2	—	—
Other	—	1	—	—

	$51	$18	$4	$3

Capital Expenditures:
North America	$63	$4	$—	$1	$68
Europe	13	—	—	—	13
Other	—	—	—	—	—

	$76	$4	$—	$1	$81

Depreciation and Amortization:
North America	$154	$5	$1	$1	$161
Europe	29	—	—	—	29
Other	—	—	—	—	—

	$183	$5	$1	$1	$190

Six Months Ended June 30, 2002
Revenue:
North America	$500	$360	$40	$15	$915
Europe	54	155	—	—	209
Other	—	12	—	—	12

	$554	$527	$40	$15	$1,136

Adjusted OIBDA:
North America	$104	$21	$9	$1
Europe	(11)	2	—	—
Other	—	1	—	—

	$93	$24	$9	$1

Capital Expenditures:
North America	$111	$9	$1	$1	$122
Europe	20	—	—	—	20
Other	—	—	—	—	—

	$131	$9	$1	$1	$142

Depreciation and Amortization:
North America	$332	$9	$2	$2	$345
Europe	55	—	—	—	55
Other	—	—	—	—	—

	$387	$9	$2	$2	$400

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Identifiable Assets
June 30, 2003
North America	$5,372	$575	$297	$1,187	$7,431
Europe	1,092	112	—	24	1,228
Other	—	9	—	—	9

	$6,464	$696	$297	$1,211	$8,668

December 31, 2002
North America	$5,296	$763	$296	$1,533	$7,888
Europe	881	155	—	30	1,066
Other	—	9	—	—	9

	$6,177	$927	$296	$1,563	$8,963

Long-Lived Assets (excluding Goodwill)
June 30, 2003
North America	$5,293	$116	$12	$493	$5,914
Europe	843	3	—	—	846
Other	—	—	—	—	—

	$6,136	$119	$12	$493	$6,760

December 31, 2002
North America	$5,193	$127	$15	$587	$5,922
Europe	820	3	—	—	823
Other	—	—	—	—	—

	$6,013	$130	$15	$587	$6,745

Goodwill
June 30, 2003
North America	$71	$207	$—	$—	$278
Europe	—	—	—	—	—
Other	—	—	—	—	—

	$71	$207	$—	$—	$278

December 31, 2002
North America	$69	$210	$—	$—	$279
Europe	—	—	—	—	—
Other	—	—	—	—	—

	$69	$210	$—	$—	$279

Product information for the Company's communications segment follows:

	Services
(dollars in millions)	Transport and Infrastructure	Softswitch	IP/Data Services	Reciprocal Compensation	Total
Communications Revenue
Three Months Ended June 30, 2003
North America	$101	$171	$90	$38	$400
Europe	17	—	17	—	34
Other	—	—	—	—	—

	$118	$171	$107	$38	$434

Six Months Ended June 30, 2003
North America	$518	$324	$158	$79	$1,079
Europe	31	—	31	—	62
Other	—	—	1	—	1

	$549	$324	$190	$79	$1,142

Three Months Ended June 30, 2002
North America	$117	$80	$24	$32	$253
Europe	14	—	9	—	23

	$131	$80	$33	$32	$276

Six Months Ended June 30, 2002
North America	$244	$145	$47	$64	$500
Europe	33	3	18	—	54

	$277	$148	$65	$64	$554

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

The following information provides a reconciliation of Net Loss to Adjusted OIBDA, as defined by the Company, for the three and six months ended June 30, 2003 and 2002:

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Three Months Ended June 30, 2003
Net Income (Loss)	$(556)	$9	$23	$62	$(462)
Loss from Discontinued Operations	—	9	—	—	9
Total Other Income (Expense)	426	(28)	(21)	(63)	314
Depreciation and Amortization Expense	218	9	1	—	228
Non-Cash Compensation Expense	24	1	—	—	25

Adjusted OIBDA	$112	$—	$3	$(1)	$114

Six Months Ended June 30, 2003
Net Income (Loss)	$(607)	$29	$48	$187	$(343)
Loss from Discontinued Operations	—	7	—	—	7
Cumulative Effect of Change in Accounting principle	—	—	(5)	—	(5)
Total Other Income (Expense)	655	(52)	(40)	(188)	375
Depreciation and Amortization Expense	417	16	2	—	435
Non-Cash Compensation Expense	45	3	—	—	48

Adjusted OIBDA	$510	$3	$5	$(1)	$517

Three Months Ended June 30, 2002
Net Income (Loss)	$(362)	$31	$23	$152	$(156)
Total Other Income (Expense)	136	(21)	(20)	(150)	(55)
Depreciation and Amortization Expense	183	5	1	1	190
Non-Cash Compensation Expense	50	3	—	—	53
Non-Cash Impairment Expense	44	—	—	—	44

Adjusted OIBDA	$51	$18	$4	$3	$76

Six Months Ended June 30, 2002
Net Income (Loss)	$(541)	$52	$47	$196	$(246)
Income Tax Benefit	(117)	(2)	—	—	(119)
Total Other Income (Expense)	208	(40)	(40)	(197)	(69)
Depreciation and Amortization Expense	387	9	2	2	400
Non-Cash Compensation Expense	112	5	—	—	117
Non-Cash Impairment Expense	44	—	—	—	44

Adjusted OIBDA	$93	$24	$9	$1	$127

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

Adjusted OIBDA, is defined by the Company, as operating income/(loss) from the consolidated condensed statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is a relevant metric that it uses internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations. Note 15 of the Consolidated Condensed Financial Statements provides a reconciliation of Adjusted OIBDA for each of the Company's operating segments.

Communications Adjusted OIBDA improved to $112 million in the second quarter of 2003 from $51 million for the same period in 2002. This improvement was predominantly due to lower network and selling, general and administrative expenses, including the $8 million property tax adjustment recorded in the second quarter of 2003, as well as the additional earnings provided by the Genuity transaction. Adjusted OIBDA for the Information Services business declined from $18 million in the second quarter of 2002 to less than a million for the same period in 2003. Level 3 acquired Software Spectrum in June 2002 and, as noted above, a significant portion of the revenue and gross profit for the software business occurs late in the quarter. As a result, the Company was able to record sales and profits while incurring a disproportionately low amount of operating expenses. In 2003, profits earned by Software Spectrum on the additional sales were more than offset by the additional operating expenses incurred for the full three month period. Adjusted OIBDA in the second quarter of 2003 for the Information Service's business was also adversely affected by $4 million of restructuring charges. Adjusted OIBDA for the Company's coal mining business was $3 million and $5 million for the three month periods ending June 30, 2003 and 2002, respectively. This decline is attributable to a decrease in mining revenue. Adjusted OIBDA for the Company's other businesses declined from a positive $3 million for the three months ended June 30, 2002 to a negative $1 million for the same period in 2003. The absence of earnings from 91 Express Lanes toll road, which was sold in January of 2003, is primarily attributable to decrease in Adjusted OIBDA.

Adjusted OIBDA for the communications business was $510 million and $93 million for the six months ended June 30, 2003 and 2002, respectively. The increase in 2003 is primarily attributable to the $326 million of termination and settlement revenue recognized by the Company in the first quarter of 2003, and is not expected to continue at these levels in the near future. Also contributing to the increase in 2003 were lower network and selling, general and administrative expenses, and earnings attributable to the Genuity transaction. Adjusted OIBDA for the Information Service's business declined from $24 million for the six months ended June 30, 2002, to $3 million for the corresponding period in 2003 and is primarily attributable to the reasons identified above. Adjusted OIBDA for the mining business declined to $5 million for the six months ended June 30, 2003, from $9 million in the same period of 2002. The decrease is due lower revenues and an increase in labor costs at one of the Company's mines in 2003. Adjusted OIBDA for the Company's other businesses decreased from a positive $1 million in 2002, to a negative $1 million in 2003. The decline is again attributable to the sale the toll road in January 2003, partially offset by a decline in professional fees.

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

Item 4. Controls and Procedures

(a)    Disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2002. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Internal controls.    There was no change in Level 3's internal controls over financial reporting that has occurred during the second quarter 2003 that has materially affected or is reasonably likely to materially affect, Level 3's internal controls over financial reporting.

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