Form 10-Q/A
period 2003-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2004-03-05
CIK 794323

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

Common Stock 676,971,829 shares

        Level 3 is filing this Form 10-Q/A-1 to 1) modify the use of the term "independent valuation" throughout, 2) include restructuring and impairment charges incurred by Genuity in the pro-forma financial information provided for the nine months ended September 30, 2002 in Note 2 to the Consolidated Condensed Financial Statements, 3) reflect in the Consolidated Condensed Financial Statements and Notes 12 and 15 the Company's investment in Commonwealth Telephone using the cost method effective as of September 2003 as discussed in Note 1(a), 4) modify Part I Item 4—Controls and Procedures, and 5) conform our change in the use of the term "EBITDA" to "Adjusted OIBDA" in Note 15 to the Consolidated Condensed Financial Statements and in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(unaudited)

(dollars in millions, except per share data)	As Restated September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$1,317	$1,142
Restricted cash	495	99
Receivables, less allowances of $30 and $29, respectively	355	527
Current assets of discontinued operations	17	17
Other	102	154

Total Current Assets	2,286	1,939
Net Property, Plant and Equipment	5,785	6,005
Restricted Cash	58	467
Goodwill	310	279
Intangibles, net	185	101
Other Assets, net	150	172

	$8,774	$8,963

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$497	$691
Current portion of long-term debt	750	4
Accrued payroll and employee benefits	148	147
Accrued interest	78	92
Deferred revenue	132	199
Current liabilities of discontinued operations	—	2
Other	205	218

Total Current Liabilities	1,810	1,353
Long-Term Debt, less current portion	5,340	6,102
Deferred Revenue	919	1,264
Other Liabilities	529	484
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 655,922,447 outstanding in 2003 and 443,556,864 outstanding in 2002	7	4
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	7,238	6,273
Accumulated other comprehensive loss	(94)	(132)
Accumulated deficit	(6,975)	(6,385)

Total Stockholders' Equity (Deficit)	176	(240)

	$8,774	$8,963

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Statement of Changes in Stockholders' Equity (Deficit)
For the nine months ended September 30, 2003
(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	As Restated Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	As Restated Total
Balances at December 31, 2002	$4	$6,273	$(132)	$(6,385)	$(240)
Common Stock:
Issued to extinguish long-term debt	3	845	—	—	848
Stock options exercised	—	3	—	—	3
Stock plans and warrant grants	—	47	—	—	47
Shareworks plans	—	41	—	—	41
Telverse acquisition	—	29	—	—	29
Net Loss	—	—	—	(590)	(590)
Other Comprehensive Income	—	—	38	—	38

Balances at September 30, 2003	$7	$7,238	$(94)	$(6,975)	$176

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2003 As Restated	2002	2003 As Restated	2002
Net Loss	$(247)	$(299)	$(590)	$(545)
Other Comprehensive Income Before Tax:
Foreign currency translation adjustments	—	(24)	21	6
Unrealized holding gains and other arising during period	26	—	18	1
Reclassification adjustment for (gains) losses included in net loss	—	16	(1)	12

Other Comprehensive Income Before Tax	26	(8)	38	19
Income Tax Expense Related to Items of Other Comprehensive Income	—	—	—	—

Other Comprehensive Income Net of Taxes	26	(8)	38	19

Comprehensive Loss	$(221)	$(307)	$(552)	$(526)

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

1.     Summary of Significant Accounting Policies and Restatement

  (a)
  Summary of Restatement of Consolidated Condensed Financial Statements

        The Company has amended this Form 10-Q to account for its investment in Commonwealth Telephone under the cost method rather than the equity method effective in September 2003. The stock of Commonwealth Telephone is publicly-traded, therefore Level 3 accounts for its investment in Commonwealth Telephone in accordance with SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, as an available for sale security. Accordingly, this amendment shows the investment in Commonwealth Telephone stock at September 30, 2003, at its market value on that date. A summary of the changes, excluding related subtotals, as of September 30, 2003, and for the three months then ended, are as follows (in millions):

	As Reported	As Restated
Consolidated Condensed Balance Sheet
Other Assets, net	$124	$160
Accumulated Other Comprehensive Loss	(120)	(94)
Consolidated Condensed Statement of Changes in Stockholders' Equity
Other Comprehensive Income	$12	$38
Consolidated Condensed Statement of Comprehensive Loss
Unrealized holding gains and other arising during period	$—	$26
  (b)
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

        In June 2002, the Company completed the acquisition of Software Spectrum, Inc., a global provider, marketer and reseller of business software. Software Spectrum shareholders received $37 in cash from Level 3 for each share of Software Spectrum common stock. The total cash consideration, including outstanding options and transaction costs, was approximately $135 million. The transaction was valued at approximately $95 million, adjusted for Software Spectrum's $40 million cash position on the acquisition date. The $135 million purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $79 million based on the value of the assets acquired and an estimate of liabilities assumed. The values of the tangible assets were determined primarily using the fair value of similar assets. The intangible customer relationships were valued using the estimated future discounted cash flows attributable to the relationships.

        In March 2002, the Company acquired privately held CorpSoft, Inc. ("CorpSoft"), a global provider, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction was valued at approximately $95 million, adjusted for CorpSoft's $34 million cash position on the acquisition date. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $128 million based on a valuation of the assets acquired and an estimate of liabilities assumed. The values of the tangible assets were determined primarily using the fair value of similar assets. The intangible customer relationships were valued using the estimated future discounted cash flows attributable to the relationships.

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

        The following is unaudited pro-forma financial information of the Company assuming the acquisitions of McLeod, CorpSoft, Software Spectrum, Genuity and Telverse had occurred at the beginning of the periods presented:

	Pro Forma Nine Months Ended
(dollars in millions, except per share data)	September 30, 2003	As Restated September 30, 2002
Revenue	$3,106	$3,520
Net Loss before Change in Accounting Principle and Discontinued Operations	(599)	(2,132)
Cumulative Effect of Change in Accounting Principle	5	—
Income from Discontinued Operations	2	12
Net Loss	(592)	(2,120)
Net Loss per Share	(1.12)	(5.29)

        The pro-forma information for the nine month period ending September 30, 2002 has been restated to include $1.128 billion of restructuring and impairment charges attributable to Genuity. The Company's original Form 10-Q as of and for the period ending September 30, 2003, excluded these charges.

        The distressed financial condition of Genuity has resulted in the deterioration of its recurring revenue base. Level 3 expects revenue to be significantly below historical results reported by Genuity as a result of customers disconnecting service. Included in the 2002 pro-forma information is $1.134 billion of impairment charges related to deployed assets, assets held for sale, goodwill and intangibles, as well as restructuring charges for workforce reductions and lease termination charges for abandoned facilities attributable to Genuity.

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

        Level 3 purchased substantially all of the assets and operations of Genuity in February 2003. A valuation and subsequent adjustments, indicated that the assets acquired net of the Company's estimate of obligations assumed was in excess of the purchase price paid by $51 million. As a result, the Company did not recognize goodwill in this transaction and reallocated the negative goodwill against the asset values in accordance with SFAS No. 141.

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

12.   Other Assets, Net

        At September 30, 2003 and December 31, 2002 other assets consisted of the following:

(dollars in millions)	As Restated September 30, 2003	December 31, 2002
Investments	$51	$21
Debt Issuance Costs, net	59	93
Prepaid Network Assets	28	11
Employee and Officer Notes Receivable	—	3
CPTC Deferred Development and Financing Costs	—	19
Other	12	25

	$150	$172

        The Company has amended this Form 10-Q to account for its investment in Commonwealth Telephone under the cost method rather than the equity method effective in September 2003. The stock of Commonwealth Telephone is publicly-traded, therefore Level 3 accounts for the investment in Commonwealth Telephone in accordance with SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, as an available for sale security. Accordingly, the Company is carrying its investment in Commonwealth Telephone stock, at September 30, 2003, at its market value on that date.

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

        On September 30, 2003, Level 3 owned approximately 27 million shares of RCN common stock and approximately one million of Commonwealth Telephone common shares, representing approximately 24% and 5% of the outstanding shares of RCN and Commonwealth Telephone, respectively, and accounts for its investment in RCN using the equity method. Due to the recapitalization of Commonwealth shares described below, and the resulting 5% economic and voting interest in Commonwealth Telephone, the Company accounts for its investment in Commonwealth Telephone using the cost method. The market value of the Company's investment in RCN and Commonwealth Telephone was $49 million and $44 million, respectively, on September 30, 2003.

        In 2002, the Company sold in two transactions an aggregate of approximately 9.6 million shares of common stock of Commonwealth Telephone, or 90% of its holdings in Commonwealth Telephone. The Company received net proceeds of $325 million and recognized gains on the sales of approximately $191 million.

        As a result of these transactions, the Company owned approximately 4% of the total Commonwealth Telephone shares outstanding through its ownership of approximately 1 million shares of Class B common stock. Class B common shareholders are entitled to 15 votes for every share held. Therefore, the Company held a 29% voting interest in Commonwealth Telephone until September 2003.

        On April 25, 2003, it was announced that the Company and Commonwealth Telephone had entered into a recapitalization agreement that provides for the reclassification and conversion of each outstanding share of Commonwealth Telephone Class B common stock into 1.09 shares of Commonwealth Telephone common stock. Commonwealth Telephone's shareholders approved the plan on September 3, 2003. This recapitalization reduced Level 3's equity and voting interest to approximately 4.6% at September 30, 2003, and as a result, the Company now accounts for its investment using the cost method as it no longer has significant influence. The impact on equity method earnings from September 3, 2003 through September 30, 2003 was immaterial, and resulted in no adjustment to the consolidated statement of operations. At September 30, 2003, Level 3 considered the Commonwealth Telephone shares as being available for sale, and therefore increased the carrying value to reflect the current fair value of the shares based on quoted market prices of the common stock.

        The carrying amount of the Company's investment in Commonwealth Telephone was $44 million and $15 million at September 30, 2003 and December 31, 2002, respectively.

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

        Adjusted OIBDA, is defined by the Company, as operating income/(loss) from the consolidated condensed statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administrative expense, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is a relevant metric that it uses internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations.

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

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Three Months Ended September 30, 2003
Revenue:
North America	$383	$287	$24	$—	$694
Europe	30	119	—	—	149
Other	—	31	—	—	31

	$413	$437	$24	$—	$874

Adjusted OIBDA:
North America	$115	$(5)	$4	$—
Europe	5	(4)	—	—
Other	—	1	—	—

	$120	$(8)	$4	$—

Capital Expenditures:
North America	$47	$1	$1	$—	$49
Europe	3	—	—	—	3
Other	—	—	—	—	—

	$50	$1	$1	$—	$52

Depreciation and Amortization:
North America	$178	$6	$2	$—	$186
Europe	23	1	—	—	24
Other	—	—	—	—	—

	$201	$7	$2	$—	$210

Nine Months Ended September 30, 2003
Revenue:
North America	$1,455	$966	$56	$—	$2,477
Europe	92	413	—	—	505
Other	1	55	—	—	56

	$1,548	$1,434	$56	$—	$3,038

Adjusted OIBDA:
North America	$621	$—	$9	$(1)
Europe	4	(6)	—	—
Other	—	1	—	—

	$625	$(5)	$9	$(1)

Capital Expenditures:
North America	$124	$7	$2	$—	$133
Europe	9	—	—	—	9
Other	—	—	—	—	—

	$133	$7	$2	$—	$142

Depreciation and Amortization:
North America	$554	$21	$4	$—	$579
Europe	64	2	—	—	66
Other	—	—	—	—	—

	$618	$23	$4	$—	$645

Three Months Ended September 30, 2002
Revenue:
North America	$251	$528	$22	$7	$808
Europe	23	193	—	—	216
Other	—	25	—	—	25

	$274	$746	$22	$7	$1,049

Adjusted OIBDA:
North America	$83	$8	$6	$6
Europe	—	4	—	—
Other	—	—	—	—

	$83	$12	$6	$6

Capital Expenditures:
North America	$25	$4	$—	$1	$30
Europe	1	—	—	—	1
Other	—	—	—	—	—

	$26	$4	$—	$1	$31

Depreciation and Amortization:
North America	$183	$8	$—	$1	$192
Europe	8	—	—	—	8
Other	—	—	—	—	—

	$191	$8	$—	$1	$200

Nine Months Ended September 30, 2002
Revenue:
North America	$751	$886	$62	$22	$1,721
Europe	77	348	—	—	425
Other	—	39	—	—	39

	$828	$1,273	$62	$22	$2,185

Adjusted OIBDA:
North America	$187	$29	$15	$7
Europe	(11)	6	—	—
Other	—	1	—	—

	$176	$36	$15	$7

Capital Expenditures:
North America	$136	$13	$1	$2	$152
Europe	21	—	—	—	21
Other	—	—	—	—	—

	$157	$13	$1	$2	$173

Depreciation and Amortization:
North America	$515	$17	$2	$3	$537
Europe	63	—	—	—	63
Other	—	—	—	—	—

	$578	$17	$2	$3	$600

Identifiable Assets
September 30, 2003
North America	$5,136	$494	$300	$1,568	$7,498
Europe	1,101	72	—	77	1,250
Other	—	21	—	5	26

	$6,237	$587	$300	$1,650	$8,774

December 31, 2002
North America	$5,296	$763	$296	$1,533	$7,888
Europe	881	155	—	30	1,066
Other	—	9	—	—	9

	$6,177	$927	$296	$1,563	$8,963

Long-Lived Assets (excluding Goodwill)
September 30, 2003
North America	$5,139	$112	$12	$90	$5,353
Europe	823	2	—	—	825
Other	—	—	—	—	—

	$5,962	$114	$12	$90	$6,178

December 31, 2002
North America	$5,193	$127	$15	$587	$5,922
Europe	820	3	—	—	823
Other	—	—	—	—	—

	$6,013	$130	$15	$587	$6,745

Goodwill
September 30, 2003
North America	$103	$207	$—	$—	$310
Europe	—	—	—	—	—
Other	—	—	—	—	—

	$103	$207	$—	$—	$310

December 31, 2002
North America	$69	$210	$—	$—	$279
Europe	—	—	—	—	—
Other	—	—	—	—	—

	$69	$210	$—	$—	$279

        Product information for the Company's communications segment follows:

	Services
(dollars in millions)	Transport and Infrastructure	Softswitch	IP/Data Services	Reciprocal Compensation	Total
Communications Revenue
Three Months Ended September 30, 2003
North America	$105	$165	$88	$25	$383
Europe	15	—	15	—	30
Other	—	—	—	—	—

	$120	$165	$103	$25	$413

Nine Months Ended September 30, 2003
North America	$616	$489	$246	$104	$1,455
Europe	46	—	46	—	92
Other	—	—	1	—	1

	$662	$489	$293	$104	$1,548

Three Months Ended September 30, 2002
North America	$114	$84	$25	$28	$251
Europe	12	—	11	—	23

	$126	$84	$36	$28	$274

Nine Months Ended September 30, 2002
North America	$358	$229	$72	$92	$751
Europe	45	3	29	—	77

	$403	$232	$101	$92	$828

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

        The following information provides a reconciliation of Net Loss to Adjusted OIBDA, as defined by the Company, for the three and nine months ended September 30, 2003 and 2002:

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total
Three Months Ended September 30, 2003
Net Income (Loss)	$(246)	$(16)	$2	$13	$(247)
(Income) Loss from Discontinued Operations	(3)	—	—	—	(3)
Income Tax Benefit	—	—	—	(12)	(12)
Total Other (Income) Expense	154	—	—	(1)	153
Depreciation and Amortization Expense	201	7	2	—	210
Non-Cash Compensation Expense	14	1	—	—	15

Adjusted OIBDA	$120	$(8)	$4	$—	$116

Nine Months Ended September 30, 2003
Net Income (Loss)	$(654)	$(37)	$10	$91	$(590)
(Income) Loss from Discontinued Operations	(8)	7	—	—	(1)
Cumulative Effect of Change in Accounting principle	—	—	(5)	—	(5)
Income Tax Benefit	—	—	—	(12)	(12)
Total Other (Income) Expense	610	(2)	—	(80)	528
Depreciation and Amortization Expense	618	23	4	—	645
Non-Cash Compensation Expense	59	4	—	—	63

Adjusted OIBDA	$625	$(5)	$9	$(1)	$628

Three Months Ended September 30, 2002
Net Income (Loss)	$(318)	$5	$6	$8	$(299)
(Income) Loss from Discontinued Operations	—	(1)	—	—	(1)
Total Other (Income) Expense	173	—	—	(3)	170
Depreciation and Amortization Expense	191	8	—	1	200
Non-Cash Compensation Expense	37	—	—	—	37

Adjusted OIBDA	$83	$12	$6	$6	$107

Nine Months Ended September 30, 2002
Net Income (Loss)	$(690)	$17	$13	$115	$(545)
(Income) Loss from Discontinued Operations	—	(1)	—	—	(1)
Income Tax Benefit	(117)	(2)	—	—	(119)
Total Other (Income) Expense	212	—	—	(111)	101
Depreciation and Amortization Expense	578	17	2	3	600
Non-Cash Compensation Expense	149	5	—	—	154
Non-Cash Impairment Expense	44	—	—	—	44

Adjusted OIBDA	$176	$36	$15	$7	$234

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

        Adjusted OIBDA, is defined by the Company, as operating income/(loss) from the consolidated condensed statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is a relevant metric and uses it internally to measure the business, as it is an indicator of operating performance, especially in a capital-intensive industry such as telecommunications, since it excludes items that are not directly attributable to ongoing business operations. Note 15 of the Consolidated Condensed Financial Statements provides a reconciliation of Adjusted OIBDA for each of the Company's operating segments.

        Communications Adjusted OIBDA improved to $120 million in the third quarter of 2003 from $83 million for the same period in 2002. This improvement was predominantly due to lower network and selling, general and administrative expenses, including the $10 million property tax adjustment recorded in the third quarter of 2003, as well as the additional earnings provided by the Genuity transaction. Adjusted OIBDA for the information services business declined from $12 million in the third quarter of 2002 to a negative $8 million for the same period in 2003. The decline in Adjusted OIBDA is attributable to the $11 million of restructuring charges recorded in the third quarter of 2003 and the Microsoft upgrade promotion in the third quarter of 2002, which did not reoccur this year. Adjusted OIBDA for the Company's coal mining business was $4 million and $6 million for the three month periods ending September 30, 2003 and 2002, respectively. This decline is attributable to a release of certain royalty accruals in 2002 partially offset by an increase in mining revenue in 2003. Adjusted OIBDA for the Company's other businesses declined from a positive $6 million for the three months ended September 30, 2002 to zero for the same period in 2003. The absence of earnings from 91 Express Lanes toll road, which was sold in January of 2003, was the primary factor accounting for the decrease in Adjusted OIBDA.

        Adjusted OIBDA for the communications business was $625 million and $176 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in 2003 is primarily attributable to the $343 million of termination and settlement revenue recognized by the Company in 2003 versus $86 million in 2002. The level of termination and settlement revenue recognized in 2003 is not expected to continue in the near future. Also contributing to the increase in 2003 were lower network and selling, general and administrative expenses, and earnings attributable to the Genuity transaction. Adjusted OIBDA for the information services business declined from $37 million for the nine months ended September 30, 2002, to a negative $5 million for the corresponding period in 2003 and is primarily attributable to the reasons identified above. In addition, the timing of the acquisition of Software Spectrum late in the second quarter of 2002 resulted in higher Adjusted OIBDA levels. A significant portion of the revenue and gross profit for the software business occurs late in the quarter. As a result, the Company was able to record sales and profits while incurring a disproportionately low amount of operating expenses. In 2003, profits earned by Software Spectrum on the additional sales were more than offset by the additional operating expenses incurred during the period. Adjusted OIBDA for the mining business declined to $9 million for the nine months ended September 30, 2003, from $15 million in the same period of 2002. The decrease is due to lower revenues, increases in labor costs at one of the Company's mines in 2003 and the reversal of a royalty accrual in 2002. Adjusted OIBDA for the Company's other businesses decreased from a positive $7 million in 2002, to a negative $1 million in 2003. The decline is again attributable to the sale of the toll road in January 2003, partially offset by a decline in professional fees.

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

        Level 3 continues to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN. The Company currently accounts for its investment in RCN using the equity method. Due to the recapitalization of Commonwealth Telephone shares in September 2003, the Company accounts for its investment in Commonwealth Telephone using the cost method. In 2002, the

Company sold approximately 90% of its holdings in Commonwealth Telephone for net proceeds of approximately $325 million. The market value of the Company's holdings in RCN and Commonwealth Telephone was approximately $93 million at September 30, 2003, which is higher than their carrying value of $44 million. The Company may seek to sell all or a portion of its shares in RCN and Commonwealth Telephone over time. The value received for the remaining investments would be affected by the market value of the underlying stock at the time of any such transaction. A 20% decrease in the price of Commonwealth Telephone and RCN stock would result in approximately a $19 million decrease in fair value of these investments. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

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

Item 4. Controls and Procedures

        (a)   Disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)   Internal controls. There was no change in Level 3's internal controls over financial reporting that has occurred during the third quarter 2003 that has materially affected or is reasonably likely to materially affect, Level 3's internal controls over financial reporting.

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