Form 10-K
period 2003-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2004-03-15
CIK 794323

Use these links to rapidly review the document
Table of Contents

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-15658

Level 3 Communications, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0210602 (I.R.S. Employer Identification No.)
1025 Eldorado Boulevard, Broomfield, Colorado (Address of principal executive offices)	80021-8869 (Zip code)
(720) 888-1000 (Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share Rights to Purchase Series A Junior Participating Preferred Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of June 30, 2003 the aggregate market value of common stock held by non-affiliates of the registrant approximated $2.7 billion based upon the closing price of the common stock as reported on the Nasdaq National Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	677,858,269 as of March 4, 2004

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

        Portions of the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

Cautionary Factors That May Affect Future Results
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

        Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements include, among others, statements concerning:

  •
  the Company's communications and information services business, its advantages and the Company's strategy for continuing to pursue its business;

  •
  anticipated development and launch of new services in the communications portion of the Company's business;

  •
  anticipated dates on which the Company will begin providing certain services or reach specific milestones in the development and implementation of its business;

  •
  growth and recovery of the communications and information services industry;

  •
  expectations as to the Company's future revenue, margins, expenses and capital requirements; and

  •
  other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

  •
  increase the volume of traffic on Level 3's network;

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
  integrate strategic acquisitions;

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

        The Company is a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created, generally by constructing its own assets, but also through a combination of purchasing and leasing of facilities, the Level 3 network—an advanced, international, facilities based communications network. The Company has designed Level 3's network to provide communications services, which employ and leverage rapidly improving underlying optical and Internet Protocol technologies.

        Market and Technology Opportunity.    The Company believes that ongoing technology advances in both Internet Protocol and optical technologies have been revolutionizing the communications industry and will facilitate rapid decreases in unit costs for communications service providers that are able to most effectively leverage these technology advances. Service providers that can effectively leverage technology advances and rapidly reduce unit costs will be able to offer significantly lower prices, which, the Company believes, will drive substantial increases in the demand for communications services. The Company believes there are two primary factors that are continuing to drive this market dynamic:

  •
  Rapidly Improving Technologies.  Over the past few years, both Internet Protocol and optical based networking technologies have undergone extremely rapid innovation, due, in large part, to market based development of underlying technologies. This rapid technology innovation has resulted in both a rapid improvement in price-performance for optical and Internet Protocol systems, as well as rapid improvement in the functionality and applications supported by these technologies. For example, these improvements are enabling Voice-over-IP services to begin to challenge traditional telephone network or PSTN services. The Company believes that this rapid innovation will continue well into the future across a number of different aspects of the communications marketplace.

  •
  High Demand Elasticity.  The Company believes rapid decreases in communication services costs and prices causes the development of new bandwidth-intensive applications, which, over time, drive even more significant increases in bandwidth demand. In addition, communications services are direct substitutes for other, existing modes of information distribution such as traditional broadcast entertainment and distribution of software, audio and video content using physical media delivered over motor transportation systems. The Company believes that as communications services improve more rapidly than these alternative content distribution systems, significant demand will be generated from these sources. The Company believes that high elasticity of demand from both these new applications and the substitution for existing distribution systems will continue for the foreseeable future. The Company believes that while high demand elasticity will be manifested over time, government regulation, communications supply chain inefficiencies and monopolization of local access networks may cause realization of demand to be delayed.

    In connection with the Company's belief that communications services are direct substitutes for existing modes of information distribution, during 2002, the Company completed the acquisitions of CorpSoft, Inc., and Software Spectrum, Inc. Today, this business is conducted under the name Software Spectrum, Inc.

    Level 3 believes that companies will, over time, seek information technology operating efficiency by purchasing software functionality and data storage as commercial services procured over broadband networks such as Level 3's network. Level 3 believes that the combination of Level 3's network infrastructure and service development capabilities, and Software Spectrum's expertise in software lifecycle management and marketing, as well as strong customer relationships, will position Level 3 to benefit as companies change the manner in which they buy and use software capability.

        The Company also believes that there are several significant implications that result from this market dynamic:

  •
  Incorporating Technology Changes.  Given the rapid rate of improvement in Internet Protocol and optical technologies, those communications service providers that are most effective at rapidly deploying new services that take advantage of these technologies will have an inherent cost and service advantage over companies that are less effective at deploying new services that use these technologies.

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

        Level 3's Communications Strategy.    The Company is seeking to capitalize on the opportunities presented by significant and rapid advancements in Internet Protocol and optical technologies. Key elements of the Company's strategy include:

  •
  Offer a Comprehensive Range of Communications Services.  The Company provides a comprehensive range of communications services designed to meet the needs of the top global bandwidth customers, that is, customers that are of higher credit quality and have existing demand for the services that the Company sells. These service offerings include: Softswitch based services including managed modem for the dial-up access business, wholesale VoIP services, business- oriented VoIP services, Internet Protocol and data services and broadband transport services such as wavelengths, dark fiber, private line services including transoceanic, backhaul, intercity, metro and unprotected private line services,field technical services and colocation services. The availability of these services varies by location.

    During 2003, the Company embarked on a program to develop new services that take advantage of the investment that the Company has made in the Company's network and that generally target large, existing markets. Through this effort, the Company is seeking to increase significantly its addressable market by adding new voice and data services that take advantage of the geographic coverage and cost advantages of Level 3's network. These services include:

    business oriented VoIP services, wholesale VoIP services, data services and additional MPLS-based services.

    The Company provides customers with several options for accessing Level 3's intercity network—including its metropolitan networks and colocation facilities. The Company's metropolitan networks enable the Company to connect directly to points of high traffic aggregation. These traffic aggregation facilities are typically locations where Level 3's customers wish to interconnect with Level 3's intercity network. Level 3's metropolitan networks allow the Company to extend its network services to these aggregation points at low costs. As of December 31, 2003, the Company had constructed metropolitan networks totaling approximately 14,560 conduit miles and approximately 792,000 fiber miles in the United States, and approximately 3,580 conduit miles and approximately 155,000 fiber miles in Europe.

    Level 3 believes that providing colocation services on its network attracts communications intensive customers by allowing Level 3 to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third-party networks and improved network performance. Therefore, Level 3 believes that controlling colocation facilities in its Gateways provides it with a competitive advantage. Additionally, the Company's metropolitan networks allow it to compete for certain local communications traffic, which constitutes a significant percentage of the communications market. As of December 31, 2003, Level 3 had secured approximately 5.0 million square feet of space for its Gateway and colocation facilities and other technical space and had completed the build-out of approximately 3.3 million square feet of this space.

    For those locations that are not on Level 3's network, the Company works with other network providers to access these customer locations.

  •
  Target Top Global Bandwidth Customers.  The Company's primary communications services distribution strategy is to utilize a direct sales force focused on high bandwidth usage businesses. These businesses include incumbent local exchange carriers, established next generation carriers, international carriers also known as PTTs, major ISPs, broadband cable television operators, wireless providers, major interexchange carriers, governments, system integrators, satellite companies, value added resellers (referred to as VARs), academic consortia and media and entertainment content providers. Providing communications services at continually declining bandwidth costs and prices is at the core of the Company's market enabling strategy since bandwidth generally represents a substantial portion of these businesses' costs.

  •
  Sell to End-Users Through Distribution Partners.  The Company continues to expand its addressable market by offering communications services to enterprises and consumers through distribution partners. The Company is focusing these relationship development efforts on those VARs, systems integrators, PTTs, interexchange carriers, ISPs and enhanced service providers that have significant direct relationships with the end user in both the business and consumer markets. The Company believes that the gaps in geographic coverage and service offerings that many of these distribution partners have will give the Company an attractive opportunity to increase the addressable market for the Company's communications services.

  •
  Become the Low Cost Provider of Backbone Services Through An Upgradeable Backbone Network.  Level 3's intercity and metropolitan networks have been designed to provide high quality communications services at a lower cost. Level 3's network is constructed using multiple conduits and flexible equipment spacing to allow the Company to cost-effectively deploy future generations of optical and IP networking components (both fiber and transmission electronics and optronics) and thereby expand capacity and reduce unit costs. In addition, the Company's strategy is to maximize the use of open, non-proprietary interfaces in the design of its network software and hardware. This approach is intended to provide Level 3 with the ability to purchase the most cost-effective network equipment from multiple vendors and allow Level 3 to deploy new technology more rapidly and effectively.

  •
  Pursue Acquisition Opportunities.  The Company from time to time evaluates possible acquisition opportunities. In evaluating potential consolidation opportunities, among other criteria, the Company evaluates the potential acquisition according to the transaction's ability to generate positive cash flow from high credit quality customers. For these opportunities, the Company generally looks for companies with recurring revenue that come predominantly from services the Company already provides, in geographic areas that are already served, with customers that are consistent with Level 3's existing customer base. An example of the implementation of this strategy was the Company's acquisition of substantially all of the assets and operations of Genuity Inc., a Massachusetts-based provider of communications services ("Genuity"). As the Company seeks to expand the addressable market for its services, the Company also evaluates opportunities that would expand the Company's service capabilities. Transactions that would be included in this category would expand the geographic scope of Level 3's network or would provide capabilities for additional products or distribution channels. For these opportunities, the Company generally considers whether the targeted company's distribution strategy is consistent with Level 3's distribution strategy and whether management believes that the expenses of operating the target's business can be significantly reduced as a result of a combination with Level 3's cost structure and network. An example of the implementation of this strategy was the Company's acquisition of Telverse Communications, Inc.

  •
  Develop Advanced Operational Processes and Business Support Systems.  The Company has developed and continues to develop substantial, scalable and web-enabled operational processes and business support system infrastructure specifically designed to enable the Company to offer services efficiently to its targeted customers. The Company believes that these systems offer the Company's customers industry leading performance standards, reduces its operating costs, gives its customers direct control over some of the services they buy from the Company and allows the Company to grow rapidly while minimizing redesign of its business support systems.

  •
  Attract and Motivate High Quality Employees.  The Company has developed programs designed to attract and retain employees with the technical and business skills necessary for its business. The programs include the Company's Outperform Stock Option program.

        Competitive Advantages.    The Company believes that it has the following competitive advantages that, together with its strategy, will assist it in implementing its strategy:

  •
  Experienced Management Team.  Level 3 has assembled a management team that it believes is well suited for its business objectives and strategy. Level 3's senior management has substantial experience in leading the development and marketing of communications and information technology products and services and in managing, designing and constructing intercity, metropolitan and international networks.

  •
  Softswitch-based Co-Carrier Network.  The Company's experience in operating its Softswitch-based co-carrier network is combined with a set of infrastructure and other management experiences, which include extensive local interconnection with local exchange carriers, experience in scaling a Softswitch-based platform, and an ability to provide seamless interconnection to the traditional telephone network (also referred to as the PSTN). The Company believes that its extensive co-carrier network and Softswitch infrastructure provides it with a competitive advantage in the emerging Voice-over-IP marketplace.

  •
  Market Neutrality.  Although the Company is seeking to expand the size of its addressable market by developing services that are sold to enterprises and consumers, Level 3 does not focus on selling directly to these customers. Rather, Level 3 is seeking to establish distributor relationships to target these customers in an indirect manner. As a result, the Company is not in a position where it typically competes with its targeted customer base for these end user customers. The Company believes this positions it to become the vendor of choice for retail service providers looking to fill gaps in their communications service offerings.

  •
  A More Readily Upgradeable Network Infrastructure.  Level 3's network design takes advantage of recent technological innovations, incorporating many of the features that are not present in older communication networks, and provides Level 3 flexibility to take advantage of future developments and innovations. Level 3 has designed the transmission network to optimize all aspects of fiber and optronics simultaneously as a system to deliver the lowest unit cost to its customers. As fiber and optical transmission technology changes, Level 3 expects to realize new unit cost improvements by deploying the latest fiber in available empty or spare conduits in the multiple-conduit Level 3 network. Each new generation of fiber enables associated optical transmission equipment to be spaced further apart and carry more traffic than the same equipment deployed on older generations of fiber. The Company believes that its spare conduits and other design characteristics of its network will enable Level 3 to continually lower costs and prices while enjoying higher margins than its competitors.

  •
  Integrated End-to-End Network Platform.  Level 3's strategy has been and continues to be to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity networks in North America and Europe. The Company believes that the integration of its metropolitan and intercity networks with its colocation facilities will expand the scope and reach of its on-net customer coverage, facilitate the uniform deployment of technological innovations as the Company manages its future upgrade paths and allow the Company to grow or scale its service offerings rapidly. Level 3 believes that it is the only global communications service provider with the unique combination of large fiber-count, multi-conduit metropolitan networks, uniformly deployed multi-conduit intercity networks and substantial colocation facilities.

Level 3's network.

        Level 3's network is an advanced, international, facilities based communications network. Today, the Company primarily provides services over its own facilities. Through 2000, the Company primarily offered its communications services using local and intercity facilities that had been leased from third parties. This enabled the Company to develop and offer certain of its services during the construction of its own facilities. At December 31, 2003, the Company's network encompasses:

  •
  an intercity network covering approximately 18,889 miles in North America;

  •
  leased or owned local networks in 72 North American markets;

  •
  an intercity network covering approximately 3,600 miles across Europe;

  •
  leased or owned local networks in 20 European markets;

  •
  approximately 5.0 million square feet of Gateway and transmission facilities in North America and Europe; and

  •
  a 1.28 Tbps transatlantic cable system.

        Intercity Networks.    The Company's nearly 19,000 mile fiber optic intercity network in North America consists of the following:

  •
  Multiple conduits throughout the vast majority of its intercity network connecting approximately 200 North American cities. In general, Level 3 has installed groups of 10 to 12 conduits in its intercity network. The Company believes that the availability of spare conduit will allow it to deploy future technological innovations in optical networking components as well as providing Level 3 with the flexibility to offer conduit to other entities.

  •
  Initial installation of optical fiber strands designed to accommodate dense wave division multiplexing transmission technology. In addition, the Company believes that the installation of newer optical fibers will allow a combination of greater wavelengths of light per strand, higher transmission speeds and longer physical spacing between network electronics. The Company also believes that each new generation of optical fiber will allow increases in the performance of these network design aspects and will therefore enable lower unit costs.

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

        During the first quarter of 2001, the Company completed its construction activities relating to its North American intercity network. Also during 2001, the Company completed the migration of customer traffic from its original leased capacity network to the Company's completed North America intercity network. During 2000, the Company had substantially completed the construction of this intercity network. Deployment of the North American intercity network was accomplished through simultaneous construction efforts in multiple locations, with different portions being completed at different times. In 2003, the Company added approximately 2,985 miles to its North America intercity network as part of the Genuity transaction.

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

        During 2002, the Company completed an expansion of its European operations to seven additional cities. The additional European cities include: Karlsruhe and Cologne, Germany; Milan, Italy; Zurich and Geneva, Switzerland; Madrid, Spain; and Stockholm, Sweden. The Company's expansion to these additional locations was facilitated through the acquisition of available capacity from other carriers in the region. During 2003, the Company completed an expansion of its European operations to four additional cities. The additional European cities include: Copenhagen, Denmark; Leipzig, Germany; Manchester, England and Vienna, Austria.

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

        During the fourth quarter of 2001 the Company announced the disposition of its Asian operations in a sale transaction with Reach, Ltd. Although the Company believed that Asia represented an attractive longer-term investment opportunity, given current volatile market and economic conditions the Company determined that it was necessary to focus its resources, both capital and managerial, on the immediate opportunities provided by the Company's operational assets in North America and Europe. This transaction closed on January 18, 2002.

        As part of the agreement, Reach and Level 3 agreed that Level 3 will provide capacity and services to Reach over Level 3's North American intercity network, and Level 3 will buy capacity and services from Reach in Asia. This arrangement will allow Level 3 to continue to service its customer base with capacity needs in Asia and provide Reach access to the Level 3 intercity networks in North America and Europe.

        Local Market Infrastructure.    The Company's local facilities include fiber optic metropolitan networks connecting Level 3's intercity network and Gateway's to ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, buildings housing communication-intensive end users and Internet peering and transit facilities. Level 3's high fiber count metropolitan networks allow the Company to extend its services directly to its customers' locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks. In addition, at December 31, 2003, the Company had an aggregate of approximately 740 points POPs located on Level 3's network in the United States and Europe.

        The Company had secured approximately 5.0 million square feet of space for its Gateway and transmission facilities as of December 31, 2003, and had completed the buildout of approximately 3.3 million square feet of this space. The Company's initial Gateway facilities were designed to house local sales staff, operational staff, the Company's transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate colocation services—that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3's network generally through dual, fault tolerant connections. The Company's newer facilities are typically larger than the Company's initial facilities and were designed to include a smaller percentage of total square feet for the Company's transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet to support colocation services. Availability of these services varies by location.

        As of December 31, 2003, the Company had operational, facilities based local metropolitan networks in 27 U.S. markets and nine European markets.

        At March 10, 2004, the Company had a total of 92 markets in service: 72 in the United States and 20 in Europe. In the United States, the Company markets in service include:

Akron Albany Atlanta Austin Baltimore Birmingham Boston Buffalo Charlotte Chicago Cincinnati Cleveland Columbus Dallas Denver Detroit Durham El Paso	Fort Worth Hartford Houston Indianapolis Jacksonville Jersey City Kalamazoo Kansas City Las Vegas Long Island Los Angeles Louisville Manchester Memphis Miami Milwaukee Minneapolis Nashville	New Orleans New York Newark Oakland Oklahoma City Omaha Orlando Orange County Philadelphia Phoenix Pittsburgh Portland Poughkeepsie Princeton Providence Raleigh Richmond Sacramento	Salt Lake City San Antonio San Diego San Francisco San Jose San Luis Obispo Santa Barbara Seattle Springfield St. Louis Stamford Syracuse Tampa Toledo Tulsa Washington, D.C. White Plains Wilmington

        In Europe, the markets in service include:

Amsterdam Berlin Brussels Cologne Copenhagen Dusseldorf Frankfurt	Geneva Hamburg Karlsruhe Leipzig London Madrid Manchester	Milan Munich Paris Stockholm Vienna Zurich

Services

        Level 3 offers a comprehensive range of communications services, which currently includes the following:

  •
  Softswitch Services.  Level 3 pioneered and developed the Softswitch—a distributed computer system that emulates the functions performed by traditional circuit switches—which enables Level 3 to control and process voice and data calls over an Internet Protocol network. Currently, Level 3 is offering hosted IP voice, managed modem, voice origination and termination services over its Softswitch platform.

  ☐
  (3)ToneSM Business.    The Company recently began offering (3)Tone Business, a hosted IP voice service for small and medium sized businesses that provides local, long distance, and enhanced communications features combined or bundled into one service offering. (3)Tone Business service (provided by Level 3 Enhanced Services, LLC) provides all the classic local service features (referred to as Class 5 features and includes among others dial tone, call forwarding, call waiting, caller ID and automatic redial) with additional advanced features such as unified messaging (one in-box location for email, fax and voice mail), remote calling and a web-based portal for the user to set personal preferences and manage communications. (3)Tone Business applications are hosted in the Level 3 facilities, delivered over the Level 3 Multi Protocol Label Switching or MPLS network, and processed by the Level 3 Softswitch platform. Level 3 believes that the (3)Tone Business service allows its customers to save both capital and operating costs associated with maintaining the infrastructure for business voice services. The (3)Tone Business service provides cost advantages over PBX models by providing a hosted service that does not require customers to purchase costly telephone line connections from another provider, install a telephone switch on their premise, or hire specialized staff for installation and ongoing management of the telephone service. The (3)Tone Business service is sold through third party distributors. In 2004, Level 3 plans to expand the portfolio of IP voice services to include a comprehensive set of consumer-oriented, business-oriented and wholesale Voice-over-IP or VoIP services, which will be delivered through a range of third party distributors.

    ☐
    (3)Connect® Modem.    The Company offers to its (3)Connect Modem customers an outsourced, turn-key infrastructure solution for the management of dial up access to the public Internet. (3)Connect Modem was the first service offered by the Company that used Softswitch technology to seamlessly interconnect to the traditional public switched telephone network or PSTN. ISPs comprise a majority of the customer base for (3)Connect Modem and are provided a fully managed dial up network infrastructure.

    As part of this service, Level 3 arranges for the provision of local network coverage, dedicated local telephone numbers, racks and modems as well as dedicated connectivity from the customer's location to the Level 3 Gateway facility. Level 3 also provides monitoring of this infrastructure 24 hours a day, seven days a week. By providing a turn-key infrastructure modem solution, Level 3 believes that this service allows its customers to save both capital and operating costs associated with maintaining the infrastructure.

    ☐
    (3)Voice® Termination.    The Company offers (3)Voice Termination, an Internet Protocol based long distance service, which uses Softswitch technology. The end users of the (3)Voice Termination service place a long distance call by using existing telephone equipment and dialing procedures. The local service provider transfers the call to the Level 3 Softswitch where it is converted to Internet Protocol format. The call is then transmitted along Level 3's network to another Level 3 Gateway where it is sent to the called party in whatever format is desired, including a standard telephone call. Calls on the Level 3 Softswitch network can be terminated or completed anywhere in the world. The (3)Voice Termination long distance service is offered at a quality level equal to that of the traditional circuit switched telephone network.

    ☐
    (3)VoIPSM Inbound Local.    The Company recently began offering (3)VoIP Inbound Local service, which terminates traditional telephone network or PSTN originated calls to Internet Protocol termination points. Customers, such as Call Centers, Conferencing Providers, and Enhanced Voice Services Providers, can obtain telephone numbers from Level 3 or port-in local telephone numbers that the customer already controls. These local calls are then converted to IP and transported over Level 3's MPLS enabled backbone to a customer's IP voice application at a customer-selected IP voice end point.

    ☐
    (3)VoIP Toll FreeSM.    The Company recently began offering (3)VoIP Toll Free, a service that terminates toll free calls that are originated or placed on the traditional telephone network. These toll free calls are then converted to IP and transported over Level 3's MPLS-based network to a customer's IP voice application at a customer-selected IP voice end point. Customers for this service include call centers, conferencing providers, and enhanced voice services providers.

  •
  Internet Protocol (IP) and Data Services.  The Company's IP and Data Services are branded (3)CrossRoads®, Internet AdvantageSM, (3)FlexSM Data, DSL Backbone Aggregation, VPN Advantage® and Site Patrol®. Level 3 operates one of the largest international, redundant, MPLS-based IP networks, or backbones. By building and operating its own intercity and metropolitan networks in North America and Europe, the Company is able to provide customers with uniformity in performance across its entire network. Level 3's Internet Protocol services deliver a broad range of IP transit and network interconnection solutions tailored to meet the varied needs of high-bandwidth companies.

  ☐
  (3)CrossRoads®.    (3)CrossRoads is a high quality and high-speed Internet access service offering. The service is offered in a variety of capacities—100BaseT, GigE, DS-1, DS-3, OC-3 and OC-12, OC-48 and 10 GigE—using a variety of interfaces including Ethernet and SONET.

  ☐
  Internet AdvantageSM.    Internet Advantage is a high quality Internet access service for enterprises and service providers. Internet Advantage provides connectivity directly to the Internet through an end-to-end, dedicated, fully managed, high-speed connection. Level 3 offers a broad spectrum of dedicated connection types with flexible pricing structures, as well as comprehensive service level agreements. Dedicated Internet access is offered at speeds ranging from DS-1, including fractional DS-1, up to OC-3.

  ☐
  (3)FlexSM Data Services.    (3)Flex Data Services represent Level 3's suite of private data networking solutions. Available throughout Level 3's network across North America and Europe, the full suite includes (3)Flex Ethernet, (3)Flex ATM, and (3)Flex Frame Relay services.

  (
  )      (3)Flex Ethernet.    The (3)Flex Ethernet service extends the Ethernet standard used for Local Area Network or LAN design to Wide Area Networking or WAN. By using the standard that information technology managers are the most familiar with, the (3)Flex Ethernet service provides network designers with a cost-effective solution that requires no new training.

  (
  )      (3)Flex ATM and (3)Flex Frame Relay.    The (3)Flex ATM service is a cost-reducing alternative to traditional ATM networks that were built with SONET-based private lines. With customer interfaces up to OC-48, (3)Flex Frame Relay service has significant scale versus the Frame Relay services offered by other providers. Level 3 believes that both (3)Flex ATM and (3)Flex Frame Relay services are appropriate for assembling high-speed, reliable, scalable, and secure multi-location, "hub-and-spoke" networks. The capabilities of these services allow for the delivery of higher priority applications, such as voice and video, ahead of lower priority applications, such as e-mail and Web access, with predictable performance.

  ☐
  DSL Backbone Aggregation.    Level 3's digital subscriber line or DSL access service provides ISPs with reliable connectivity between the ILECs' Local Access and Transport Areas or LATA's, and Level 3's Internet backbone. This service consists of inter-   and intra-LATA connections, aggregation equipment, backbone transport, and network management control. Level 3's DSL Capacity Management System enables ISPs to self-manage the provisioning and capacity management process in selected LATAs. Level 3 also provides IP address assignment and management.

  ☐
  VPN Advantage®.    With its VPN Advantage service, Level 3 enables an enterprise and its employees, customers, and business partners to securely send and receive information to and from each other via encrypted dial-up, dedicated, DSL or cable-modem Internet connections. VPN Advantage is a managed VPN service that makes it possible to communicate securely over Level 3's Internet backbone or over the Internet from virtually anywhere in the world where a connection to the Internet is possible. With VPN Advantage, customers benefit from the capabilities of a large, shared IP-based network infrastructure while maintaining the look and feel of their own private corporate network.

    ☐
    Site Patrol® Managed Security Services.    With the Company's Site Patrol managed security service, Level 3 enables customers to establish a highly secure network defense strategy to monitor and control information sent to, and received by, the enterprise. The Company's managed security services are scalable and can be customized to meet the security needs of a growing enterprise. Level 3's managed security services include monitoring the network perimeters of enterprise customers 24 hours a day, seven days a week, and using firewall management, maintenance and proactive response techniques to ensure the security of access points into their computing infrastructure.

  •
  Transport and Infrastructure Services.

    The Company's Transport services are branded (3)Link® Inter-City Wavelength, (3)Link® Metro Wavelength, (3)Link® Metro Ethernet, (3)Link® Private Line, (3)HubSM Private Line, and (3)Link® Dark Fiber services.

    ☐
    (3)Link® Inter-City Wavelength.    Level 3 offers (3)Link Inter-City Wavelength service—a point-to-point connection of a fixed amount of bandwidth on a particular color of light. Currently, (3)Link Global Wavelength service is available at 2.5 Gbps and 10 Gbps speeds. This service offering targets customers who both require significant amounts of bandwidth and desire to provide their own traffic protection schemes. The approach enables customers to build and manage a network by deploying their own SONET, ATM or IP equipment at the end points where the wavelength is delivered. Level 3 typically offers (3)Link Global Wavelength service through short-term, annual and long-term pre-paid agreements.

    ☐
    (3)Link® Metro Wavelength.    (3)Link Metro Wavelength service provides a high-speed, dedicated, point-to-point optical connection between locations within a metropolitan area based on a WDM infrastructure. The service is available at 2.5 Gbps or 10 Gbps speeds, with unprotected or protected options. The service provides solutions for applications within a metropolitan area such as traffic aggregation, peering, disaster recovery, IP connectivity, and converged networks, as well as long-haul extension applications.

    ☐
    (3)Link® Metro Ethernet.    (3)Link Metro Ethernet service provides a high-speed, dedicated, point-to-point Ethernet connection between locations within a metropolitan area based on a WDM infrastructure. GigE and 10 GigE service options are available. Customers can also choose unprotected and protected configurations. The service allows customers to use a single protocol (Ethernet) in the LAN and MAN, use existing Ethernet-based equipment, and deploy a solution that eliminates the need to manage a multi-protocol environment.

    ☐
    (3)Link® Private Line.    (3)Link Private Line service consists of a fixed amount of dedicated bandwidth between fixed locations for the exclusive use of the customer. These services are offered with committed levels of quality and built-in network protection schemes. These services are typically offered through short-term, annual and long-term pre-paid contracts. The Company is offering the following types of private line services:

    (
    )      (3)Link Private Line-Intercity.    Level 3 provides this dedicated, point-to-point, inter-city transport service. This service is SONET-protected and traverses over diverse network facilities. Available transmission speeds include DS-3, OC-3, OC-12 and OC-48. In addition, on a selective basis, Level 3 also offers DS-1 speeds.

      (
      )      (3)Link Private Line-Metro.    Level 3 provides this service within a metropolitan area. Available transmission speeds that include DS-3, OC-3, OC-12 and OC-48. (3)Link Private Line-Metro service currently provides four distinct configuration options. Metro Point-to-Point is a dedicated and fully route-diverse circuit between two or more customer-specified locations within one metropolitan or Level 3 Gateway. Metro Access connects a customer location to the nearest Level 3 Gateway or point of presence (POP). The service accesses a Level 3 backbone service, such as (3)Link Private Line-Intercity. It can also access and terminate in a (3)Center Colocation cabinet within a Level 3 Gateway. Metro Managed Ring Service (MMRS) provides the customer with a dedicated optical metro ring service connecting two or more on-net locations within a single metro market. Metro Hub and Spoke provides connectivity from multiple locations within a metropolitan area (DS-3 and above) aggregated (or hubbed) into a single customer location.

      (
      )      (3)Link Unprotected Private Line.    Level 3 provides this private line service between two locations on a point-to-point, unprotected basis—that is, without any network protection scheme. As (3)Link Unprotected Private Line is offered as an unprotected service, it provides a cost advantages when a customer desires to purchase private line capacity without a network protection scheme, for purposes of creating a meshed network or for adding additional capacity or protection to the customer's existing network. Available transmission speeds for this service are either OC-3/STM-1 or OC-12/STM-4.

    ☐
    (3)HubSM Private Line.    (3)Hub Private Line service is a more flexible version of traditional private line offerings, allows SONET/SDH facilities to be dedicated to customers at a low cost, and allows them to activate and control circuits on this facility on an as-needed basis. Customers only pay for the circuits when activated. The service's flexibility and "pay-as-you-grow" pricing model benefit both local and wide area customer networks.

    ☐
    Transoceanic Services.    Customers may purchase Level 3's transoceanic (3)Link Private Line, (3)Link Unprotected Private Line, and (3)Link Inter-city Wavelength services between any two Level 3 Gateways in Europe and the United States.

    ☐
    Backhaul Services.    Backhaul services provide connectivity between the cable landing stations and Level 3's network. Level 3 offers SONET-based private line and wavelength options for backhaul facilities.

    ☐
    (3)Link® Metro and Intercity Dark Fiber.    Through the option of either a lease or an IRU of dark fiber and conduit along Level 3's local and intercity networks, (3)Link Dark Fiber service gives carriers, service providers and enterprises the infrastructure required to "own" a fiber optic network without the burden of network construction. (3)Link Dark Fiber service includes optical fiber cable, colocation and running line facility space, power, and operation and maintenance of the network.

    ☐
    (3)TechSM Field Support.    Level 3 recently began offering "remote hands" field technical support services 24 hours a day, seven days a week, 365 day per year to companies wishing to outsource their equipment support at Level 3 on-network locations across North American and Europe. Customers can often realize cost savings utilizing the Level 3 personnel instead of hiring technicians in each local market to cover field support requirements.

        The Company's infrastructure services are branded (3)Center® colocation services.

    ☐
    (3)Center® Colocation.    The Company offers high quality, data center grade space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment.

      At its colocation sites, the Company offers high-speed, reliable connectivity to Level 3's network and to other networks, including both local and wide area networks, the PSTN and the Internet. Level 3 also offers customers AC/DC power, emergency back-up generator power, HVAC, fire protection and security. These sites are monitored and maintained 24 hours a day, seven days a week, 365 days per year.

      As of December 31, 2003, Level 3 offered (3)Center Colocation service in 73 facilities in 66 markets located in the United States and Europe. Level 3 believes that its ability to offer both metropolitan and intercity communications services to its (3)Center Colocation customers provides it with an advantage over its competitors, because(3)Center Colocation customers often spend a substantial portion of their operating expenses on communications services. This service is typically offered through annual and long-term contracts.

For a discussion of the contribution to the Company's communications revenue by each of its strategic business units—Softswitch Services, IP and Data Services and Transport and Infrastructure—please see Management's Discussion and Analysis of Financial Condition and Results of Operations appearing later in this report. Level 3 management continues to review its existing lines of business to determine how those lines of business assist with the Company's focus on delivery of communications and information services and meeting its financial objectives. To the extent that certain lines of business are not considered to be compatible with the delivery of communications and information services or with obtaining financial objectives, Level 3 may exit those lines of business.

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

        Beginning in 2001, Level 3 changed its communications services customer focus to the top global users of bandwidth capacity. These top customers tend to be financially more viable than certain Internet early stage companies. The Company has in place policies and procedures to review the financial condition of potential and existing customers and concludes that collectibility is probable prior to commencement of services. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, the Company will not recognize revenue attributable to that customer until cash is received. Based on these policies and procedures, the Company believes its exposure to collection risk within the communications business and effect to the financial statements is limited. The Company is not immune from the affects of the downturn in the economy and specifically the telecommunications industry; however, the Company believes the concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company's customer base among geographic areas and remedies provided by terms of contracts and statutes.

        The Company is also seeking to offer communications services to enterprises and consumers through third party distributor relationships. The Company is focusing these relationship development efforts on those value-added resellers, systems integrators, PTTs, interexchange carriers, ISPs and enhanced service providers that are used by its targeted customers, as many of these companies have significant direct relationships with end users. The Company believes that the gaps in geographic coverage and service offerings that many of these distributors have will present the Company with an attractive means of increasing the addressable market for the Company's communications services.

        The Company is developing new voice services that in addition to its existing voice services target large and existing markets. The Company believes that the efficiencies of Level 3's IP and optical based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks of its competitors. Several other competitors with IP technologies have recently announced that they will be entering this market as well. In order to expedite the penetration of this market, Level 3 has expanded its sales force to specifically target voice service providers, value added resellers and other channels that reach both the consumer and enterprise markets for voice services. While the new voice services being launched by Level 3 target a large addressable market, the Company must quickly develop both its capability to market and sell through various channels in the voice market and develop the internal systems and processes necessary to support the new products being launched. The market for voice services is large, however it is expected to continue to decline over time as a result of the new low cost IP and optical based technologies.

        For the year ended December 31, 2003, approximately 43% of the Company's sales were to network providers (which includes carriers and broadband access providers), 50% were to service providers (which includes ISPs and web-based service providers) and 7% were to end-users. For the year ended December 31, 2003, two customers accounted for more than 10% of the Company's communications services or consolidated total revenue. Time Warner, Inc. and its affiliates represented approximately 24% of communications revenue and approximately 11% of consolidated total revenue and Verizon Communications, Inc. and its affiliates represented approximately 10% of communications revenue and approximately 5% of consolidated total revenue. For the year ended December 31, 2003, the Company's top 10 communications services customers accounted for approximately 61% of the Company's total communications revenue.

Business Support Systems

        In order to pursue its sales and distribution strategies, the Company has developed and is continuing to develop and implement a set of integrated software applications designed to automate the Company's operational processes. Through the development of a robust, scalable business support system, the Company believes that it has the opportunity to develop a competitive advantage relative to traditional telecommunications companies. In addition, the Company recognizes that for its strategy of increasing its relationships with third party distributors to succeed, Level 3's business support systems will need to be easily accessible and usable by these third party distributors.

        Key design aspects of the business support system development program are:

  •
  integrated modular applications to allow the Company to upgrade specific applications as new services are available;

  •
  a scalable architecture that allows certain functions that would otherwise have to be performed by Level 3 employees to be performed by the Company's distributors;

  •
  phased completion of software releases designed to allow the Company to test functionality on an incremental basis;

  •
  "web-enabled" applications so that on-line access to order entry, network operations, billing, and customer care functions is available to all authorized users, including Level 3's customers and distributors;

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

        As of December 31, 2003, the Company had entered into approximately 150 interconnection agreements. The Company may be required to negotiate new or renegotiate existing interconnection agreements as Level 3 expands its operations in current and additional markets in the future and as existing agreements expire or are terminated.

        Peering agreements between the Company and ISPs are necessary in order for the Company to exchange traffic with those ISPs without having to pay transit costs. The Company is considered a Tier 1 Internet Service Provider and has settlement free peering arrangements with all Tier 1 ISPs in North America. In Europe, the Company has settlement free peering arrangements with all ISPs. The basis on which the large national ISPs make peering available or impose settlement charges is evolving as the provision of Internet access and related services has expanded.

Employee Recruiting and Retention

        As of December 31, 2003, Level 3 had approximately 3,275 employees in the communications portion of its business and information services had approximately 1,375 employees, for a total of approximately 4,650 employees. The Company believes that its success depends in large part on its ability to attract and retain substantial numbers of qualified employees.

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

        With respect to compensation programs, the Company believes that short-term financial rewards alone are not sufficient to attract and retain qualified employees, and a properly designed long-term compensation program is a necessary component of employee recruitment and retention. In this regard the Company's philosophy is to pay annual cash salary compensation that is moderately less than the annual cash salary compensation paid by competitors and an annual performance-based cash bonus, which, if the Company's annual goals are met, when added to the annual cash salary cash compensation results in a total that is moderately greater than the total annual cash compensation paid on average by competitors. In addition, employees may, from time to time, receive additional cash bonus compensation relating to the individual employee's contribution to the Company achieving special initiatives or programs. The Company's non-cash benefit programs (including medical and health insurance, life insurance, disability insurance, etc.) are designed to be comparable to those offered by its competitors.

        The Company continues to believe that the qualified candidates it seeks, as well as the current employees it wants to retain and motivate, place particular emphasis on equity-based long term incentive ("LTI") programs. The Company currently has two complementary programs: (i) a 401(k) Plan matching contribution in the form of shares of Level 3 common stock up to 7% of eligible earnings or regulatory limits for 401(k) Plan contributions; and (ii) an innovative stock-indexed program referred to as the Outperform Stock Option or OSO program. If an employee remains employed by the Company for three years from the date of hire, the shares that are contributed by the Company to the 401(k) Plan vest. The 401(k) Plan also provides the Company with the flexibility, subject to satisfactory Company performance, to make discretionary grants to the employees' 401(k) Plan accounts of shares of Level 3's common stock of up to a set percentage of the employees' compensation determined by the Compensation Committee of the Board of Directors, all of which shares will vest three years from the employee's date of hire. These grants would be in addition to contributions made by the employee during the course of the year, which are matched by the Company as described above. For the year ended December 31, 2003, the Company approved a 3% discretionary grant to eligible employees, to be deposited in their 401(k) Plan accounts.

        The Company has adopted the OSO program, which differs from LTI programs generally adopted by many public companies in which employees are typically eligible for conventional non-qualified stock options or NQSOs. NQSO programs generally award the recipient the right to purchase stock at a fixed price, typically at the price on the date the NQSO was granted. While widely adopted, the Company believes such NQSO programs sometimes reward employees even if company stock price performance is inferior to investments of similar risks, dilute public stockholders in a manner not directly proportional to performance and fail to provide a preferred return on stockholders' invested capital over the return to option holders. The Company believes that the OSO program is superior to an NQSO-based program with respect to these issues while, at the same time, providing employees a success-based reward balancing the associated risk.

        The Company's OSO program has been the primary component of Level 3's stock based LTI compensation programs. The Company designed the OSO program so that the Level 3 Common Stock price performance must exceed a broad-based, market stock index before OSO holders receive any return on their options. In other words, the Level 3 Common Stock price must pass a "hurdle" of a stock index growth prior to the OSO having any value upon exercise. Currently, the broad-based, market stock index used in the OSO program is the S&P 500® Index, although the Compensation Committee reserves the right to select another broad-based, market stock index for use in this program.

        The Company believes that an OSO-style program better aligns employees' and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the relative performance of the Company's common stock to the S&P 500® Index. The value received for options under the OSO plan is based on a formula involving a multiplier related to how much the Company's common stock outperforms the S&P 500® Index. Participants in the OSO program do not realize any value from options unless the Level 3 Common Stock price outperforms the S&P 500®Index. To the extent that the Level 3 Common Stock significantly outperforms the S&P 500® Index, the value of OSOs to an option holder may exceed the value of NQSOs issued to comparable employees at other companies.

        In July 2000, the Company adopted a convertible outperform stock option program or C-OSO, as an extension of the existing OSO plan. The program is a component of the Company's ongoing employee retention efforts and offers similar features to those of an OSO, but provides an employee with the greater of the value of a single share of the Company's common stock at exercise, or the calculated OSO value of a single OSO at the time of exercise.

        C-OSO awards were made to eligible employees employed on the date of the grant. The awards were made in September 2000 and December 2000. Each award vests over three years as follows: 1/6 of each grant at the end of the first year, a further 2/6 at the end of the second year and the remaining 3/6 in the third year. Each award is immediately exercisable upon vesting. Awards expire four years from the date of the grant. In September 2001, the Company granted Special Convertible Outperform Stock Option or Special COSO to certain employees on the date of grant. Each Special COSO vests in equal quarterly installments over three years and is immediately exercisable upon vesting. Special COSOs expire four years from the date of grant.

        As stated above, since late 1997 the Company adhered to a compensation philosophy that includes the payment of annual cash compensation, which, if the Company's annual goals are met, is moderately greater than the cash compensation paid on average by competitors, and the delivery of equity based, LTI compensation that is based on the performance of the Level 3 Common Stock. In determining the levels of grants of LTI compensation, the Company has strived to deliver approximately 25 percent of the "outperformance" value of the Level 3 Common Stock to employees. The Compensation Committee defines "outperformance" as the increase in the price of a share of Level 3 Common Stock from the date of grant until the date of exercise, relative to the increase in a broad-based, market stock index such as the S&P 500® Index. In addition, the Compensation Committee of the Board has determined that LTI compensation grants by the Company are to be set at levels necessary to control the overall amount of dilution to public stockholders, even in the situation of extreme common stock price appreciation, while maintaining the goal of delivering on average no more than approximately 25 percent of the outperformance to employees.

        The following modifications, affecting August 19, 2002, and later grants, were made to the OSO program:

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

        The mechanics for determining the value of an individual OSO is described below:

        The initial strike price, as determined on the OSO grant date, is adjusted over time (the "Adjusted Strike Price"), until the exercise date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500® Index from the date of grant to the date of exercise. The value of the OSO increases for increasing levels of outperformance. OSOs granted prior to August 19, 2002, have a multiplier range from zero to eight depending upon the performance of Level 3 common stock relative to the S&P 500® Index as shown in the following table. OSOs granted August 19, 2002, and later have a multiplier range from zero to four depending upon the performance of Level 3 common stock relative to the S&P 500® Index as shown in the following table.

	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
If Level 3 Stock Outperforms the S&P 500® Index by:	Pre August 19, 2002 Grants	August 19, 2002 and Later Grants
0% or Less	0.00	0.00
More than 0% but Less than 11%	Outperformance percentage multiplied by 8/11	Outperformance percentage multiplied by 4/11
11% or More	8.00	4.00

        The Pre-multiplier gain is the Level 3 common stock price minus the Adjusted Strike Price on the date of exercise.

        The Company adopted the recognition provisions of SFAS No. 123 in March 1998 (the effective date of the separation of the Company's former construction business) and amortizes the fair value of the OSO's over their vesting period. The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, they are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are modified or settled in cash after adoption of the recognition provisions. The adoption of SFAS No. 123 resulted in non-cash charges to continuing operations of $86 million in 2003, $181 million in 2002, and $314 million in 2001 and will continue to result in non-cash charges to operations for future periods that the Company believes will also be material. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value estimated at the time of grant.

Competition

        The communications industry is highly competitive. A number of factors in the past eight years have increased the number of competitors in the market. First, the Telecommunications Act of 1996 created opportunities for non-incumbent providers to enter the marketplace. Second, the capital markets responded by making funding more available to new and existing competitors. Third, enthusiasm over the early evolution of the Internet led the capital markets in general to overestimate the rate at which demand for communications services would grow. Finally, the emergence of new IP-based services has created prospects for new entrants with non-traditional business models to compete with legacy providers.

        The Company believes that a confluence of these factors created an unsustainable level of competition in the market. Level 3 believes that this was evidenced by both the number of competitors vying for similar business and by the amount of inventory or capacity each brings to the market for many services. The result of these actions was an oversupply of capacity and an intensely competitive environment.

        The Company does not believe the current industry structure can be sustained over the long-term. With the growth of communications demand, excess capacity will be absorbed over some timeframe. Similarly, some form of consolidation will occur based on underlying industry economics. Given the large ongoing fixed costs associated with operating a backbone network, Level 3 believes that the natural industry structure will evolve to a more limited number of competitors with each having high traffic scale across their networks.

        While the long-run structure appears clear, great uncertainty surrounds how the existing competitive landscape will evolve toward this new structure. For example, while a number of next-generation and incumbent providers have entered and emerged from bankruptcy protection, the Company believes these competitors are still operating fundamentally poor business models, have severe resource constraints, and are unlikely to be long-term survivors in their current forms. The exact timeframe for the new industry structure to evolve is unknowable. Until it does, the competitive environment is likely to remain intense.

        The Company believes that each competitor's long-run success in the market will be driven by its available resources (for example, financial, personnel, marketing, customers) and the effectiveness of its business model (for example, service focus and mix, cost effectiveness, ability to adapt to new technologies, channel effectiveness). Level 3 recognizes that many of the Company's existing and potential competitors in the communications industry have resources significantly greater than those of the Company.

        The Company's primary competitors are IXCs, ILECs, CLECs, PTTs and other companies that provide communications services. The following information identifies key competitors for each of the Company's product offerings.

        The Company's key competitors for its managed modem services are other providers of dial up Internet access including MCI, Sprint, Qwest, ICG and AT&T. In addition, the key competitors for the Company's voice service offerings are other providers of wholesale communications services including AT&T, MCI, Sprint and certain RBOCs and CLECs.

        For the Company's IP and Data services, Level 3 competes with companies that include MCI, Sprint, AT&T, Savvis Communications, and Qwest in North America, and Sprint, MCI, France Telecom and Deutsche Telecom in Europe.

        For transport services, Level 3's key competitors in the United States are other facilities based communications companies including AT&T, MCI, Sprint, WilTel Communications, Global Crossing and Qwest Communications. In Europe, the Company's key competitors are other carriers such as PTTs, Telia International, Colt Telecom Group plc, MCI, and Global Crossing.

        Level 3's key competitors for its colocation services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. In the United States, these companies include AT&T, Savvis Communications, Equinix, Switch & Data and Qwest Communications. In Europe, competitors include Global Switch, InterXion, Redbus, Telecity and Telehouse Europe.

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

  Federal Regulation

        The Federal Communications Commission or the FCC has jurisdiction over interstate and international telecommunications services, among other things. The FCC imposes extensive regulations on common carriers such as incumbent local exchange carriers or ILECs that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as the Company. The FCC permits these non-dominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities and to provide or resell telecommunications services, between the United States and international points. The Company has obtained FCC approval to land its transatlantic cable in the U.S. The Company has obtained FCC authorization to provide international services on a facilities and resale basis. Under the Telecommunications Act of 1996 or the 1996 Act, any entity, including cable television companies, and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the 1996 Act is subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still uncertainty as to what impact it will have on the Company. The 1996 Act is intended to increase competition. The 1996 Act opens the local services market by requiring ILECs to permit competitive carriers to interconnect to their networks and requires them to lease certain parts of their networks at FCC-regulated (generally cost-based) rates; it also establishes requirements applicable to all local exchange carriers.

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

  •
  Access to Rights-of-Way.  Requires all local exchange carriers (including ILECs and CLECs) or any other public utility that owns or controls poles, conduits, ducts, or rights of way used in whole or in part for wire communications, to permit competing carriers (and cable television systems) access to poles, ducts, conduits and rights-of-way at regulated prices. CLEC rates for access to poles, ducts, conduits and rights-of-way, however, are not regulated.

        Generally speaking, CLEC access to ILEC networks and utility poles are implemented through individual negotiations, which are governed by the Telecom Act and applicable FCC Rules. Under the Telecom Act, CLEC access to ILEC networks is heavily regulated and the rules governing that access have been contentious. Over the past several years, however, the United States Supreme Court has affirmed FCC jurisdiction over ILEC unbundling, certain specific unbundling requirements and the FCC's authority to set the mechanism which governs the rates ILECs may charge for interconnection and unbundling.

        On August 21, 2003, the FCC issued new rules, in a proceeding known as the "UNE Triennial Review", governing ILEC obligations to provide unbundled network elements or UNEs to CLECs at cost-based rates. These rules were issued in response to a May 24, 2002 decision in which the United States Court of Appeals for the D.C. Circuit (or D.C. Circuit) overturned two earlier FCC decisions establishing ILEC unbundling obligations. The FCC's August 2003 order, also known as the "Triennial Review Order" or "TRO" eliminated some ILEC unbundling requirements, limited others, and delegated to state public utility commissions the task of determining whether ILECs must still unbundle specific network elements on a route-specific basis.

        On March 2, 2004, the DC Circuit, in a case entitled USTA v. FCC, vacated much of the FCC's unbundling determinations contained in its August 21, 2003 TRO. The court specifically vacated the FCC's delegation of power to state public utility commissions for determining where competitive "impairment" existed such that ILECs should be required to provide CLECs access to UNEs. The court additionally vacated the FCC's interpretation of what constitutes "impairment", resulting in a determination that almost all of the FCC's rules requiring ILEC unbundling of loops, transport and other network elements are no longer valid. The court, however, stayed the effectiveness of this order for 60 days, presumably to give the FCC and parties time to seek reconsideration and a longer stay from the full appeals court, or a direct appeal and request for stay to the Supreme Court. If the full appeals court or Supreme Court does not grant a stay, ILECs may argue that most, if not all, of their UNE obligations are unenforceable starting in early May.

        In addition to the significant regulatory uncertainty the DC Circuit's opinion in USTA v. FCC creates at the federal level, it also affects the state regulatory landscape. If the court's ruling is not stayed, it is likely that ILECs will trigger change of law provisions in existing CLEC interconnection agreements to replace unbundling commitments with new language reflecting the court's opinion.

        To the limited extent that the Company relies upon unbundled network elements, therefore, the Company cannot at this time assess how the DC Circuit's opinion in USTA v. FCC will impact its business.

        The 1996 Act also codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The 1996 Act contains special provisions that modify previous court decrees that prevented RBOCs from providing long distance services and engaging in telecommunications equipment manufacturing. These provisions permit a RBOC to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that the RBOC has entered into interconnection agreements (or, under some circumstances, has offered to enter into such agreements) in those states in which it seeks long distance relief, the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and the FCC is satisfied that the RBOC's entry into long distance markets is in the public interest. As of January 1, 2004, Qwest, Verizon, BellSouth and SBC Communications had received authority to enter the long distance market in the in-region service territories.

        In October 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. On February 13, 1997, the D.C. Circuit stayed implementation of the FCC order. On April 28, 2000, all litigation with respect to the FCC's order was resolved in favor of the FCC. As a result, a deadline of August 1, 2001, was established for non-dominant carriers, such as the Company, to eliminate tariffs for interstate end user services. In March 2001, the FCC also ordered that all non-dominant interexchange carriers detariff international interexchange services by January 28, 2002.

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

        The FCC noted a number of factors which would allow the state commissions to leave their decisions requiring the payment of compensation undisturbed. That decision was appealed to the D.C. Circuit which held on appeal that the FCC had failed to adequately support its conclusions under the requirements of the 1996 Act. On April 18, 2001, the FCC adopted a new order regarding intercarrier compensation for ISP-bound traffic. In that Order, the Commission set out to address the issues raised by the D.C. Circuit and established a new intercarrier compensation mechanism for ISP-bound traffic with declining rates over a three year period. In addition to establishing a new rate structure, the Commission capped through 2003 the amount of ISP bound traffic that would be "compensable" and prohibited payment for ISP-bound traffic to carriers entering new markets. The April 2001 order was appealed to the D.C. Circuit. On May 3, 2002, the Court of Appeals released its decision, finding that the FCC had failed to justify its reliance on Section 251(g) of the Communications Act in adopting its new intercarrier compensation regime. The court found that the FCC had not provided an adequate legal basis for its ruling, and therefore remanded the matter to the FCC for further explanation as to the legal theory supporting the FCC's rules. In the interim, the court let the FCC's rules stand on the ground that the FCC may likely have authority on other legal grounds to adopt those rules. It is unclear when the FCC will issue revised findings in response to the latest remand.

        Prior to 2004, the Company entered into agreements providing for payment of compensation for terminating ISP-bound traffic with Verizon, in its former Bell Atlantic operating territory, with SBC

Corporation for the 13-state operating territory that includes its affiliates Pacific Bell, Southwestern Bell, Ameritech and Southern New England Telephone, and with BellSouth in its nine-state operating territory. The Company also entered into interconnection agreements with Qwest, Cincinnati Bell Telephone, and Sprint that reflect the intercarrier compensation rates adopted by the FCC in its most recent order. Given the general uncertainty surrounding the effect of these decisions, appeals, and the remand, the Company may have to change how it treats the compensation it receives for terminating calls bound for ISP- bound traffic if the agreements under which compensation is paid provides for the incorporation of changes in FCC rules and regulations.

        On June 10, 2003, Verizon notified Level 3 of its intention to invoke the intercarrier compensation regime in the FCC's ISP Order on Remand with respect to traffic exchanged under the companies' interconnection agreements. The effect of this decision on the compensation each carrier receives from the other for terminating traffic is uncertain. In addition, the interconnection agreement between Level 3 and BellSouth expired on December 31, 2003. BellSouth has expressed its intention to invoke the FCC's ISP Order on Remand. The effect of this decision on the compensation each carrier receives from the other for terminating ISP-bound traffic is uncertain. In February 2004, the Company filed petitions for arbitration with BellSouth in nine states. In late 2003, Level 3 and SBC reached a separate agreement continuing payment for the exchange of ISP-bound traffic that could run through the end of 2004.

        In December 1996, the FCC initiated a Notice of Inquiry regarding whether to impose regulations or surcharges upon providers of Internet access and information services (the Internet NOI). The Internet NOI sought public comment upon whether to impose or continue to forebear from regulation of Internet and other packet-switched network service providers. The Internet NOI specifically identifies Internet telephony as a subject for FCC consideration. On April 10, 1998, the FCC issued a Report to Congress on its implementation of the universal service provisions of the 1996 Act. In that Report, the FCC stated, among other things, that the provision of transmission capacity to ISPs constitutes the provision of telecommunications and is, therefore, subject to common carrier regulations. The FCC indicated that it would reexamine its policy of not requiring an ISP to contribute to the universal service mechanisms when the ISP provides its own transmission facilities and engages in data transport over those facilities in order to provide an information service. Any such contribution by a facilities based ISP would be related to the ISP's provision of the underlying telecommunications services. In the Report, the FCC also indicated that it would examine the question of whether certain forms of "phone-to-phone Internet Protocol telephony" are information services or telecommunications services. It noted that the FCC did not have an adequate record on which to make any definitive pronouncements on that issue at this time, but that the record the FCC had reviewed suggests that certain forms of phone-to-phone Internet Protocol telephony appear to have similar functionality to non-Internet Protocol telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain Internet Protocol telephony services are subject to FCC regulations as telecommunications services, the FCC noted it may find it reasonable that the ISPs pay access charges and make universal service contributions similar to non-Internet Protocol based telecommunications service providers. The FCC also noted that other forms of Internet Protocol telephony appear to be information services.

Regulation of Voice over Internet Protocol (VoIP)

  Federal and State

        Due to the growing acceptance and deployment of VoIP services, the FCC and state public utility commissions are conducting regulatory proceedings that could affect the regulatory duties and rights of entities such as Level 3 or its affiliates that provide IP-based voice applications. There is regulatory uncertainty as to the imposition of access charges and other taxes, fees and surcharges on VoIP services that use the public switched telephone network. There is regulatory uncertainty as to the imposition of traditional retail, common carrier regulation on VoIP products and services. The FCC has initiated a rulemaking proceeding to consider changes in FCC rules for IP-based voice services. The FCC has indicated that this rulemaking may address, among other things, 911 requirements, disability access requirements, access charges, and universal service requirements. The FCC has further indicated that it will begin a separate rulemaking proceeding to consider the obligations of IP-based voice services providers and network providers under the Communications Assistance to Law Enforcement Act, which establishes federal requirements for wiretapping and other electronic surveillance capabilities.

        The FCC is also considering several petitions filed by individual companies concerning the regulatory rights and obligations of providers of IP-based voice services, and networks that handle IP-based voice traffic or that exchange that traffic with operators of Public Switched Telephone Network (PSTN) facilities. On December 23, 2003, the Company filed a forbearance petition with the FCC with respect to intercarrier compensation for certain types of IP-based voice communications. Specifically, the Company requested that the FCC forbear from enforcing provisions of the Communications Act that might otherwise result in the application of interstate and intrastate access charges to certain IP communications. The forbearance petition extends only to communications that either originate on the PSTN and terminate on an IP network, originate on an IP network and terminate on the PSTN, and certain traffic that originates and terminates on the PSTN that is incidental to an IP-PSTN service. The petition does not request forbearance with respect to IP-based voice communications that both originate and terminate on the PSTN, other than incidental traffic, or that originate and terminate on an IP network.

        The FCC has sought public comment with respect to the Company's forbearance petition. Under the Communications Act, the FCC must make a decision on the petition within one year of the petition's filing (plus one 90-day extension available at the FCC's discretion) or the petition is deemed granted as a matter of law. The Company cannot predict the outcome of this proceeding, nor can it anticipate the manner in which the FCC's decision may affect the Company's operations or regulatory obligations.

        Several other petitions are also pending. In response to one such petition filed by pulver.com, the FCC ruled that peer-to-peer IP-based voice applications between end users using IP for which a fee is not charged are not "telecommunications services" under the federal Communications Act, but are information services. On October 18, 2002, AT&T Corporation filed a petition with the FCC requesting a declaratory ruling that calls that originate and terminate on the PSTN, but which may be converted into IP during some part of the transmission, are exempt from access charges under existing FCC rules. The FCC has received public comment with respect to the AT&T petition, but it is unclear when the FCC will rule.

        On September 22, 2003, Vonage Holdings Corporation or Vonage filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, or vice versa, are interstate information services not subject to state regulation under the federal Communications Act and existing FCC rules. The FCC has received public comment with respect to the Vonage petition, but it is unclear when the FCC will rule.

        On February 5, 2004, SBC Communications Inc. filed two petitions with the FCC relating to IP communications. The first requests a declaratory ruling that all services offered on an IP platform are interstate information services, not telecommunications services, and that they are immune from state regulation as a result. The second requests that the FCC forbear from applying certain common carrier regulation to services offered on IP platforms. The FCC has sought public comment with respect to SBC's forbearance petition, and, under the Communications Act, the FCC must make a decision on the petition within one year of the petition's filing (with the possibility of a single 90-day extension available at the FCC's discretion). If the FCC does not act with respect to SBC's forbearance petition, the petition is deemed granted as a matter of law. The FCC has not yet requested comment with respect to SBC's petition for declaratory ruling, and it is not clear when the FCC will rule.

        The state public utility commissions are also conducting regulatory proceedings that could impact our rights and obligations with respect to IP-based voice applications. Previously, the Minnesota Public Utilities Commission or MPUC ruled that Vonage's DigitalVoice service was a telephone service under state law, and ordered Vonage to obtain state certification, file tariffs, and comply with 911 requirements before continuing to offer the service in the state. Vonage filed a request in the Federal District Court for the District of Minnesota to enjoin the MPUC's decision. On October 16, 2003, a federal judge granted Vonage's request for an injunction, concluding that Vonage provides an information service immune from state regulation and thereby barring the MPUC from enforcing its decision. The MPUC has appealed to the U.S. Court of Appeals for the Eighth Circuit. That appeal is pending.

        The California Public Utilities Commission or CPUC, on February 11, 2004, initiated a rulemaking about the appropriate regulatory framework to govern Voice over Internet Protocol or VoIP. Among the issues the CPUC may consider is whether VoIP is subject to CPUC's regulatory authority, including whether VoIP providers should be required to contribute to state universal service programs, whether VoIP providers should be required to pay intrastate access charges, whether VoIP should be subject to basic consumer protection rules, and whether exempting VoIP providers from requirements applicable to traditional voice providers would create unfair competitive advantages for VoIP providers.

        Proceedings and petitions relating to IP-based voice applications are also under consideration in a number of other states, including but not limited to Alabama, Kansas, New York, North Dakota, Ohio, Oregon, Pennsylvania, Virginia, Washington, and Wisconsin.

        The Company cannot predict the outcome of any these petitions and regulatory proceedings or any similar petitions and regulatory proceedings pending before the FCC or state public utility commissions. Moreover, the Company cannot predict how their outcomes may affect the Company's operations or whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon the Company's provision of services related to IP communications.

        The Communications Act requires that every telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, and the FCC also requires providers of non-common carrier telecommunications to contribute to universal service, subject to some exclusions and limitations. At present, these contributions are calculated based on contributors' interstate and international revenue derived from U.S. domestic end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. The Company, pursuant to federal regulations, pays these contributions. The amount of the Company's contributions can vary based upon the total amount of federal universal service support being provided under the FCC's federal mechanisms and associated administrative expenses, the methodology used by the FCC to calculate each carrier's contributions, and, at present, the proportion of the Company's assessable interstate and international revenue derived from its domestic end users for telecommunications or telecommunications services to, for all contributors, the total amount of assessable interstate and international revenue derived from domestic end users for telecommunications or telecommunications services. The extent to which the Company's services are viewed as telecommunications/ telecommunications services or as information services will also affect the Company's contributions. On December 13, 2002, the FCC adopted a Report and Order modifying the current method of carrier contributions to the universal service fund. The revised revenue-based methodology will impose universal service contributions on the basis of projected, collected end-user interstate revenue, in lieu of the current system of basing contributions on historical, gross-billed revenue. This revised methodology is intended to operate as an interim solution only, subject to further revision following the comments in response to the Commission's Second Further Notice of Proposed

Rulemaking included in this Order. The FCC also increased the wireless safe harbor from 15% to 28.5% to address concerns that the current interim safe harbor for mobile wireless providers is inappropriate in light of changing market conditions. The interim changes adopted by the FCC will not have a material impact on the amount of the Company's contributions. In the Second Further Notice, the FCC seeks comment on how to further reform the manner in which the FCC assesses carrier contributions to the universal service fund. The Company is unable to predict the changes, if any, the FCC will adopt and the cumulative effect of any such changes on the Company's total universal service contribution payments.

  Europe

        Unlike the United States which has a fractured regulatory scheme with respect to VoIP services, the European Union has adopted a more systematic approach to the convergence of networks and VoIP regulation specifically. The European Commission will oversee the implementation by its member-states of six new directives developed to regulate electronic communications in a technology and platform-neutral manner. Implementation of the directives has not been uniform across the Member States and it is difficult to predict when they will be implemented at the national level. Even with harmonization, the national regulatory agencies will continue to be responsible for issuing general authorizations and specific licenses.

        The European Union's approach to the regulation of VoIP turns on whether VoIP is voice telephony. The European Commission has defined voice telephony to have four elements: (1) commercial offering as voice telephony; (2) provision to the public; (3) provision to and from the public switched telephone network termination points; and (4) direct speech transport and switching of speech in real time, particularly at the same level of reliability and speech quality as provided by the PSTN. In its Communication from the Commission, Consultation on Voice on the Internet in June 2000, the commission directed that "Member States should continue to allow Internet access providers to offer voice over Internet protocol under data transmission general authorizations, and that specific licensing conditions are not justified."

        The Commission has subsequently redefined its definitions to suggest that some VoIP offerings are voice telephony. In its December 2000 communication, the Commission noted that increasing quality and reliability as well as marketing of voice capabilities with bundled services, made certain kinds of "voice over Internet" much more like voice services. While the current Commission directives do not mandate the treatment of VoIP as voice telephony, the commission will continue to reevaluate the regulation of VoIP as service quality becomes the equivalent of traditional voice telephony.

        In February 2003, the European Union adopted a new regulatory framework for electronic communications that is designed to address in a technologically neutral manner the convergence of communications across telecommunications, computer and broadcasting networks. The directives address: (1) framework (2) interconnection and access, (3) authorization and licensing, (4) universal service and (5) privacy. These directives and an additional decision on radio spectrum replace the existing 20 directives on electronic communications. Under the framework, voice telephony providers will face additional obligations, including specific licensing and universal service obligations. Others will likely face new regulation. One example could be VoIP. If it is classified as an electronic communications service, rather than voice telephony, it would still be subject to additional regulations to achieve regulatory parity with other electronic communications.

        In 2004, Level 3 anticipates that it will begin to offer VoIP applications in the United Kingdom. The United Kingdom was one of the first countries to fully implement the European Union's new framework for electronic communications, which it did by July 25, 2003. At that time, certain provisions of the United Kingdom's Telecommunications Act of 1984 were repealed. Pursuant to that framework, the licensing regime was replaced with a general authorization. Level 3's existing licenses were canceled and replaced with a general authorization.

        Under the regime, the United Kingdom regulates VoIP as an electronic communication service. The degree of regulation imposed on the service depends upon whether the service is considered to be a Publicly Available Telephone Service (PATS). A service is considered to be a PATS if the following conditions are met: it is marketed as a substitute for the traditional telephone service; the service appears to the customer to be a substitute for the traditional public telephone service over which they expect access to emergency services; or the service provides the customers sole means of access to the traditional circuit switched public telephone network.

        While the Ofcom, the United Kingdom regulator, has established technical standards and interconnection rights for VoIP service providers, it has recently opened a consultation to assess the appropriate allocation of phone numbers to VoIP providers. The Company cannot predict the result of this proceeding and how it will affect its ability to use phone numbers associated with its VoIP services.

        As Level 3 expands the deployment of its VoIP applications in Europe, it will have to consider the appropriate regulatory requirements for each nation before deploying services.

  State Regulation

        The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other procompetitive measures. Because the implementation of the 1996 Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services will be introduced.

        State regulatory agencies have jurisdiction when Company facilities and services are used to provide intrastate telecommunications services. A portion of the Company's traffic may be classified as intrastate telecommunications and therefore subject to state regulation. The Company expects that it will offer more intrastate telecommunications services (including intrastate switched services) as its business and product lines expand. To provide intrastate services, the Company generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. The Company currently is authorized to provide telecommunications services in all fifty states and the District of Columbia. In addition, the Company will be required to obtain and maintain interconnection agreements with ILECs where it wishes to provide service. The Company has approximately 150 interconnection agreements with limited terms. The Company expects that is should be able to negotiate or otherwise obtain renewals or successor agreements through adoption of others' contracts or arbitration proceedings, although the rates, terms, and conditions applicable to interconnection and the exchange of traffic with certain ILECs could change significantly in certain cases. The degree to which the rates, terms, and conditions may change will depend not only upon the negotiation and arbitration process and availability of other interconnection agreements, but will also depend in significant part upon state commission proceedings that either uphold or modify the current regimes governing interconnection and the exchange of certain kinds of traffic between carriers. In February of 2004, Level 3 filed arbitration petitions in respect to interconnection agreements with BellSouth in all 9 of the BellSouth states to both assert Level 3's rights and allow for continuing negotiations while the arbitration process proceeds. Interconnection agreement negotiations are continuing with Qwest, Verizon, SBC and others in an effort to avoid the necessity of pursuing arbitrations at the state level. Should such negotiations fail to result in interconnection agreements acceptable to Level 3, arbitration proceedings may need to be pursued against these carriers during the remainder of 2004.

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

  Canadian Regulation

        The Canadian Radio-television and Telecommunications Commission, or the CRTC, generally regulates long distance telecommunications services in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the regional telephone companies, bringing significant competition to this industry for both domestic and international long distance services, but also lessening regulation of domestic long distance companies. Resellers, which, as well as facilities-based carriers, now have interconnection rights, but which are not obligated to file tariffs, may not only provide transborder services to the U.S. by reselling the services provided by the regional companies and other entities but also may resell the services of the former monopoly international carrier, Teleglobe Canada or Teleglobe, including offering international switched services provisioned over leased lines. Although the CRTC formerly restricted the practice of "switched hubbing" over leased lines through intermediate countries to or from a third country, the CRTC recently lifted this restriction. The Teleglobe monopoly on international services and undersea cable landing rights terminated as of October 1, 1998, although the provision of Canadian international transmission facilities-based services remains restricted to "Canadian carriers" with majority ownership by Canadians. Ownership of non-international transmission facilities are limited to Canadian carriers but the Company can own international undersea cables landing in Canada. The Company cannot, under current law, enter the Canadian market as a provider of transmission facilities-based domestic services. In February 2003, the Canadian House of Commons began holding hearings on whether to lift the foreign ownership restrictions that prohibit carriers like the Company from owning intra-Canadian transmission facilities. If the ownership restrictions are repealed, the Company anticipates that it will be able to expand its operations and service offerings in Canada. Recent CRTC rulings address issues such as the framework for international contribution charges payable to the local exchange carriers to offset some of the capital and operating costs of the provision of switched local access services of the incumbent regional telephone companies, in their capacity as ILECs, and the new entrant CLECs.

        While competition is permitted in virtually all other Canadian telecommunications market segments, the Company believes that the regional companies continue to retain a substantial majority of the local and calling card markets. Beginning in May 1997, the CRTC released a number of decisions opening to competition the Canadian local telecommunications services market, which decisions were made applicable in the territories of all of the regional telephone companies except SaskTel (although Saskatchewan has subsequently allowed local service competition in that province). As a result, networks operated by CLECs may now be interconnected with the networks of the ILECs. Transmission facilities-based CLECs are subject to the same majority Canadian ownership "Canadian carrier" requirements as transmission facilities-based long distance carriers. CLECs have the same status as ILECs, but they do not have universal service or customer tariff-filing obligations. CLECs are subject to certain consumer protection safeguards and other CRTC regulatory oversight requirements. CLECs must file interconnection tariffs for services to interexchange service providers and wireless service providers. Certain ILEC services must be provided to CLECs on an unbundled basis and subject to mandatory pricing, including central office codes, subscriber listings, and local loops in small urban and rural areas. For a five-year period, certain other important CLEC services must be provided on an unbundled basis at mandated prices, notably unbundled local loops in large, urban areas. ILECs, which, unlike CLECs, remained fully regulated, will be subject to price cap regulation in respect of their utility services for an initial four-year period beginning May 1, 1997, and these services must not be priced below cost. Interexchange contribution payments are now pooled and distributed among ILECs and CLECs according to a formula based on their respective proportions of residential lines, with no explicit contribution payable from local business exchange or directory revenue. CLECs must pay an annual telecommunications fee based on their proportion of total CLEC operating revenue. All bundled and unbundled local services (including residential lines and other bulk services) may now be resold, but ILECs need not provide these services to resellers at wholesale prices. Transmission facilities-based local and long distance carriers (but not resellers) are entitled to colocate equipment in ILEC central offices pursuant to terms and conditions of tariffs and intercarrier agreements. Certain local competition issues are still to be resolved. The CRTC has ruled that resellers cannot be classified as CLECs, and thus are not entitled to CLEC interconnection terms and conditions.

Information Services Business

  Software Spectrum

        In connection with the Company's belief that as communications price-performance improves, communications services are direct substitutes for existing modes of information distribution, during 2002, the Company completed the acquisition of CorpSoft, Inc., which conducted its business under the name Corporate Software, a major distributor, marketer and reseller of business software. In addition, during 2002, the Company completed the acquisition of Software Spectrum, Inc., a global business-to-business software services provider. At December 31, 2002, CorpSoft, Inc. was merged with and into Software Spectrum, Inc., with Software Spectrum as the surviving entity.

        The Company believes that companies will, over time, seek information technology operating efficiency by purchasing software functionality and data storage as commercial services procured over broadband networks such as Level 3's network. Level 3 believes that the combination of Level 3's network infrastructure, and Software Spectrum's expertise in software lifecycle management and marketing, as well as strong customer relationships, will position Level 3 to benefit as companies change the manner in which they buy and use software capability.

        Through its Software Spectrum subsidiaries, collectively Software Spectrum, the Company is a global business-to-business software services provider with sales locations and operations located in North America, Europe and Asia/Pacific. Software Spectrum primarily sells software through volume licensing and maintenance or VLM agreements, or right-to-copy arrangements, and full-packaged software products. Software Spectrum has established supply arrangements with major software publishers, including Microsoft, IBM/Lotus, Adobe Systems, Symantec, Novell and McAfee. Software Spectrum markets software titles for all major operating systems such as Windows NT®, Windows® 2000, Windows® XP, Linux and Novell Netware®.

        In 2003, Software Spectrum management, along with Level 3 management, completed their review of Software Spectrum's lines of business to determine how those lines of business assist with the Company's focus on delivery of communications and information services and reaching consolidated free cash flow breakeven. From this review, Software Spectrum and Level 3 management determined to exit the contact center business. In June 2003, Software Spectrum sold substantially all of the assets of its North American contact center business, and in October 2003, sold substantially all of the assets of its Irish contact center business. The proceeds from these sales were immaterial.

        Software Spectrum's strategy is to achieve industry-leading adjusted OIBDA margins by building best-in-class operational capability and to leverage its global infrastructure to expand its product offerings and customer base while continuing to provide a high level of customer service. Software Spectrum controls its costs by centralizing its administrative and customer service operations while utilizing a geographically dispersed field sales force strategically located in major business markets worldwide. The majority of Software Spectrum's revenue are derived from sales to large organizations, including Fortune 500® and Fortune Global 500® companies, as well as thousands of mid-sized customers from many industries.

        The largest component of Software Spectrum's business is providing third-party software, licenses and related services to large organizations, including companies in the Fortune 500® and Fortune Global 500® rankings. Software Spectrum concentrates on building and expanding these relationships through personal sales contacts made throughout major global computing markets. Software Spectrum maintains a sales force which focuses on the software licensing and distribution needs of its larger customers and serves small to mid-sized customers through field-based telephone sales representatives located in major geographic markets. Through its strategically located, centralized operations centers in North America, Europe and Asia/Pacific, Software Spectrum supports the global marketing efforts of its sales force.

        Software Spectrum's Internet Web site, www.softwarespectrum.com, includes an e-commerce business center, "My Account Center" or "Account Center", which helps customers meet their total procurement, asset management, reporting, standards management and order tracking needs. The Account Center also provides customers the option of obtaining their software electronically. In addition, Software Spectrum partners with its customers on e-procurement platform implementations with providers such as Ariba and Perfect Commerce. In conjunction with its electronic business-to-business Web tool, Software Spectrum maintains headquarters-based sales representatives to facilitate purchases and self-help services by Software Spectrum's customers over the Internet. See "Sales and Marketing."

        Software Spectrum adapts its product-related services to specific customer requests, consults with customers on developing strategies to efficiently acquire and manage the customer's investment in distributed computing software and manages the accurate and timely delivery of products. Software Spectrum provides its customers with information, advice and assistance through its marketing, sales and technical staff on the wide range of software procurement choices available. For customers electing to standardize desktop software applications or otherwise take advantage of right-to-copy arrangements, Software Spectrum provides volume licensing and maintenance ("VLM") agreement services and support. Under VLM agreements, Software Spectrum acts as a designated service provider to sell software licensing rights that permit customers to make copies of a publisher's software program from a master disk and distribute this software within a customer's organization for a fee per copy made. Maintenance agreements entitle customers to updates and upgrades of covered products during the term of the Agreement, typically three years following the software purchase. By utilizing VLM agreements, customers are able to consolidate their worldwide purchases and acquire software under a single master agreement for a given publisher from a global supplier such as Software Spectrum. Increasingly, customers are electing to use enterprise-wide licensing agreements, which give the customer the right to use a particular suite of products offered by a publisher on all desktops across its enterprise. Software Spectrum's licensing consultants can assist customers in selecting the most advantageous form of licensing available based on specific needs or constraints. Among its other services, Software Spectrum offers on-site consultants for large corporations, who provide software selection assistance, software asset management and determination of price and availability of hard-to-find software products.

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

        Software Spectrum continues to sell most software to its customers through VLM agreements, including enterprise-wide licensing arrangements. For the year ended December 31, 2003, sales through VLM agreements represented over 80% of software sales of Software Spectrum. Because individual software packages and documentation may not be provided to each user, and due to volume pricing incentives and lower distribution costs, customers utilizing VLM agreements can purchase licenses for software at a lower cost than by purchasing individual shrink-wrapped software packages. In general, Software Spectrum receives lower gross margins, as a percent of sales, on sales made through VLM agreements. Lower gross margins are partially offset by lower operating costs associated with such agreements.

        Under VLM agreements, multinational customers can consolidate their worldwide volume software purchases under a single master agreement for a given publisher. Software Spectrum's ability to sell software globally through these programs is a key factor in its global expansion.

        Software Spectrum's North American operations are based in Dallas, Texas, and Software Spectrum also maintains a product center located in Spokane, Washington. Software Spectrum's European operations are based in Munich, Germany, and Software Spectrum also maintains offices in Belgium, France, Italy, Spain, Sweden, Switzerland, The Netherlands, and the United Kingdom. Software Spectrum's Asia/Pacific headquarters is located in Sydney, Australia. Software Spectrum also has offices in Australia, New Zealand, Singapore and Hong Kong. In Japan, Software Spectrum operates through a joint venture named Uchida-Spectrum, Inc.

        With centralized operations centers in North America, Europe and Asia/Pacific, Software Spectrum is able to serve the major computing technology markets around the world. Today, Software Spectrum provides software or fulfillment services to customers located in over 140 countries, invoices customers in many local currencies and provides consolidated worldwide reporting for its customers.

Product Services

        Licensing, Procurement and Deployment Services.    Software Spectrum's customers can purchase software applications in a number of different ways. VLM agreements, or right-to-copy agreements, allow a customer to either purchase a license for each user in a transaction-based process or track and periodically report its software copies, paying a license fee for each copy made. Software Spectrum sells, supports and services the various VLM arrangements currently utilized by software publishers. For customers, the overall cost of using one of these methods of acquiring software may be substantially less than purchasing shrink-wrapped, full-packaged software products.

        Because each software publisher has chosen a different set of procedures for implementing VLM agreements, businesses are faced with a significant challenge to sort through all the alternatives and procedures to ensure that they are utilizing the appropriate agreements, complying with the publishers' licensing terms and properly reporting and paying for their software licenses. Certain publishers offer licensing programs that reduce the reporting burden of customers and Software Spectrum by requiring annual payments over a two- to three-year term, provided the customer agrees to standardize certain applications within its organization. In order to address the wide range of procurement choices available to its customers, Software Spectrum provides information, analysis, advice and assistance to its customers relating to their procurement decisions and negotiations through its team of licensing consultants as well as by means of Software Spectrum's marketing and sales staff and through its publications. See "Publications" and "Sales and Marketing."

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

        Software Spectrum's sales representatives and licensing specialists are trained to provide customers with advice in the evaluation of the various VLM programs offered by publishers. In addition to Software Spectrum's extensive experience in dealing with VLM agreements, it has continued to invest in technology-based systems to support the special requirements necessary to service VLM agreements for its customers. Software Spectrum's client/server-based system provides individualized customer contract management data, assists customers in complying with VLM agreements and provides customers with necessary reporting mechanisms.

        To help customers develop or improve their software management programs, Software Spectrum provides white papers and consulting advice to its customers to allow customers to effectively utilize the benefits associated with VLM programs. Software Spectrum provides its customers with a methodology for evaluating their individual software management process and analyzing issues in implementing the VLM programs offered by various publishers. The advice available from Software Spectrum is designed to assist the customer in implementing its software management plan, including internal distribution services, communicating with end-users, reporting and compliance under VLM agreements.

        Most of Software Spectrum's products are ordered by the customer's procurement or information systems department and may be billed to another department of the end-user, which may be located at a different site than the procurement or information systems department. Software Spectrum provides customers, upon request, open-order status and purchase activity reports formatted to each customer's specifications. Software Spectrum has also enabled its customers to obtain this information directly from Software Spectrum's Web site. The majority of Software Spectrum's customers now determine the status of their orders via this Internet tool. Also, customers can submit orders or other data to Software Spectrum from their computer systems via Software Spectrum's electronic data interchange ("EDI") capabilities. EDI and online Web order placement improve order accuracy and reduce administrative costs for corporate customers and Software Spectrum.

        The majority of customers who have elected to purchase software licenses through VLM agreements have also purchased software maintenance, which allows customers to receive new versions, upgrades or updates of software products released during the maintenance period in exchange for a specified annual fee, which may be paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously-published software that improve or enhance certain features of the software and/or correct errors found in previous versions. Customers that have elected not to purchase maintenance agreements are still able to upgrade multiple units of specific products through Software Spectrum for a separate fee. Software Spectrum assists publishers and customers in tracking and renewing these agreements.

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

        E-procurement.    Software Spectrum participates in the electronic procurement arena in two primary ways: through its online Account Center and through its Electronic Business-to-Business Partner Program or e-B2B Partner Program. Software Spectrum's online Account Center contains an Internet-based suite of tools that enable customers to manage their software procurement. For most of its larger customers, Software Spectrum creates customized electronic product catalogs containing product information and pricing. These catalogs are accessed through search engine functionality, which enables customers to quickly locate products they need. Customers are also able to determine the status of open orders and obtain certain real-time standard reports online. The Account Center also provides tools which allow customers to restrict purchasing only to pre-approved products or allow an administrator at a customer location to give users within that organization access to the Account Center, but restrict the level of their activity and the features and options available to them. These e-procurement tools help customers control costs and potentially eliminate the need for enterprise-wide e-procurement systems. Under the e-B2B Partner Program, Software Spectrum partners with e-procurement providers, such as Ariba and Perfect Commerce to support customers' implementations of the various e-procurement platforms in an effort to streamline procurement processes and improve operational efficiencies.

        Publications.    Software Spectrum's customer magazine, In Touch, provides new product information and case studies from existing customers who are implementing the latest products and technologies from the leading software publishers worldwide and offers the latest news and commentary on industry trends and Company sponsored seminars and other technology-related events.

        Software Spectrum prepares and distributes an annual publication, which includes in-depth analysis of various product offerings, called the Licensing and Software Management Guide. This publication provides comprehensive information on the many facets of software licensing. The Licensing and Software Management Guide provides the purchasing requirements and qualification restrictions of the numerous VLM publisher programs. Issues such as concurrent licensing and copying software on home or laptop computers are identified. Because of the potential savings a corporation can realize by utilizing alternative procurement methods, customers have expressed a significant amount of interest in this publication, and it has been made available online.

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

Sales and Marketing

        Software Spectrum sells and markets its products and services to existing and potential customers through its account executives, customer service representatives and its marketing and support staff, as well as its Internet site. Software Spectrum organizes account management teams to serve and support each of its customers' needs. Generally, each team consists of one account executive, supported by technical, marketing, customer service and sales support personnel at Software Spectrum's operations centers, as well as Web-based self-service capabilities.

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

        Software Spectrum's account executives leverage its sales support personnel with expertise in VLM to work with its customers to provide advice and consultation on VLM programs and to produce detailed customer account analysis and reporting. Software Spectrum also assigns a team of customer service representatives to each product account, generally with each customer having a dedicated team member as its primary contact. Customer service representatives, who are based primarily at Software Spectrum's operations centers, handle all aspects of the day-to-day customer account servicing, including common presale questions, customer order placement, order status inquiries, requests for demonstration products for evaluation and searches for hard-to-find products. They also help customers perform many of these functions directly by guiding them through the variety of options available on Software Spectrum's Web site. This structure enables customer service representatives to develop close relationships with individuals within the customer's organization and to better serve them by being familiar with their account.

        To solicit software business from small to mid-sized organizations, Software Spectrum utilizes field-based telephone sales representatives located in major geographic markets, as well as a network of business partners who provide technical services to such customers. While product price and delivery terms are key factors in small to mid-sized organizations, Software Spectrum also provides a broad range of VLM agreement support and services to this category of customers. Initial contact and sales are made typically through field engagement, telephone inquiries, business partner referrals or Web-based self-service offerings.

        Software Spectrum has established relationships with many of the leading electronic procurement companies including Ariba and Perfect Commerce. These e-procurement companies serve a broad base of businesses in many markets and allow Software Spectrum to expand its customer base by opening new customer relationships with little added expense.

Support Systems

        Software Spectrum has developed certain proprietary support systems that facilitate the delivery of products and services to its customers and has invested in technology-based systems to support the special requirements necessary to service VLM agreements for its customers. Software Spectrum's customized web-based customer service system is written in Microsoft ASP.NEt, provides individualized contract management data, assists customers in complying with the terms of their VLM agreements and provides customers with necessary reporting mechanisms. Using individualized data in this system, in conjunction with Software Spectrum's contract management database, Software Spectrum's representatives can guide a customer through the various purchasing options and assist in administering VLM agreements. The system also provides Software Spectrum's customer service representatives with a customer profile, account status, order status and product pricing and availability details.

Products and Distribution

        The software products offered by Software Spectrum include all major business programs for the desktop and server environment including strategic product categories for security storage and Web infrastructure. For the year ended December 31, 2003, the top 10 software titles sold by Software Spectrum represented approximately 50% of Software Spectrum's net software sales.

        In North America, Software Spectrum has outsourced substantially all of the fulfillment of shrink-wrapped software for its customers to Ingram Micro, Inc., a leading technology distributor. Under this arrangement, Ingram Micro provides distribution services for product purchased directly from Ingram Micro as well as for odd and hard to find product purchased elsewhere by Software Spectrum. The agreement with Ingram Micro extends through March 2004.

        Outside of North America, Software Spectrum uses the services of distributors or publishers to ship shrink-wrapped products directly to its customers, usually the same day Software Spectrum receives the order. As of December 31, 2003, Software Spectrum did not have a significant order backlog.

Customers

        In 2003, Software Spectrum handled approximately 5,500 active customer accounts. Software Spectrum's customer base includes corporations, government agencies, educational institutions, non-profit organizations and other business entities. Sales contracts with large customers for the procurement of products generally cover a one to three year period subject to the customers' rights to terminate the contract upon notice. These contracts usually include provisions regarding price, availability, payment terms and return policies. Standard payment terms with Software Spectrum's customers are net 30 days from the date of invoice or net 10 days in the case of summary periodic billings to customers. In 2003, no single customer represented more than 5% of Software Spectrum's revenue, and Software Spectrum's customer base included approximately 325 of the calendar year 2003 Fortune 500 companies and approximately 275 of the Fortune Global 500® companies. Software Spectrum does not believe that the loss of any single customer would have a material adverse effect on its revenue.

Vendors

        Software Spectrum's software sales are derived from products purchased from publishers and distributors. The decision whether to buy products directly from publishers or through distributors is determined on a vendor-by-vendor basis based on publisher requirements, cost, availability, return privileges and demand for a particular product. For 2003, approximately 86% of Software Spectrum's product sales, based on revenue, represented products purchased from its ten largest publishers. For the year ended December 31, 2003, products from Microsoft and IBM/Lotus accounted for approximately 60% and 10% of net software revenue, respectively.

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

Competition

        The software market is intensely competitive. Software Spectrum faces competition from a wide variety of sources, including software and hardware resellers, manufacturers and large systems integrators. Current competitors from the reseller category include ASAP Software and Softwarehouse International. Software Spectrum believes that its global presence and capabilities, VLM expertise, services and systems that support Software Spectrum's business, including Internet services, and knowledgeable, industry-experienced personnel serve to distinguish it from its competitors.

        Competitors also include manufacturers and large systems integrators. These companies compete in the large and mid-size organization markets with marketing efforts. Such competitors include Dell Computer Corporation and Hewlett Packard Corporation, hardware manufacturers that also sell software, and systems integrators such as Compucom Systems, Inc. Many of these companies do have a global presence. Software Spectrum believes its VLM expertise and services, software-focused solutions, custom computing systems specifically designed to support Software Spectrum's business and knowledgeable industry-experienced personnel are differentiating factors in this group of competitors.

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

  (i)Structure

        Level 3 currently offers, through its subsidiary (i)Structure, LLC, computer operations outsourcing to customers located primarily in the United States.

        (i)Structure is an information technology, or IT, infrastructure outsourcing company that provides managed computer infrastructure services across OS/390, iSeries™ and NT/UNIX® platforms in its data centers located in Omaha, Nebraska and Tempe, Arizona. The company enables businesses to outsource costly IT operations and benefit from secure, cost-effective, managed services that scale to meet changing needs.

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

        (i)Structure management continues to review its existing lines of business to determine how those lines of business assist with its focus on delivery of information services and meeting its financial objectives. To the extent that certain lines of business are not considered to be compatible with the delivery of communications and information services or with obtaining financial objectives, (i)Structure may exit those lines of business.

Sales and Marketing

        (i)Structure's outsourcing sales are relationship oriented. (i)Structure's selling and relationship management organization includes six Sales Directors and eight Account Managers. In addition, (i)Structure senior management teams are directly involved in new and existing customer relationships. Sales activities are focused on new sales in geographic territories, major accounts, sales to existing customers and channel sales. To support outsourcing sales, (i)Structure partners with companies that provide integration and application services. The marketing activities of the company include: collateral, web marketing, industry conferences and direct marketing programs.

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

  •
  midsize companies or divisions of larger companies such as Acxiom, Infocrossing, Lockheed and SMS; and

  •
  enterprises that maintain their computer processing environments in-house.

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

        The Company's other businesses include its investment in the RCN Corporation ("RCN"), Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"), coal mining, and certain other assets.

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

        During 2002, the Company sold all of its shares of common stock of Commonwealth Telephone in two underwritten public offerings. The Company retained, however, approximately 1.0 million shares of Class B Common Stock of Commonwealth Telephone, which was converted into approximately 1.1 million shares of common stock during the third quarter 2003. In January 2004, the Company sold its remaining shares of common stock of Commonwealth Telephone in a private sale to an institutional investor. The Company received proceeds of approximately $41 million from this sale.

        RCN.    RCN's primary business is delivering bundled communications services to residential customers over its broadband network, which is predominantly owned by RCN, including through joint ventures and majority owned subsidiaries. RCN is currently operating in Boston, including 18 surrounding communities, New York City, Philadelphia suburbs, Washington D.C., and certain suburbs, Chicago, San Francisco, and certain suburbs and certain communities in Los Angeles. RCN also serves the Lehigh Valley in Pennsylvania. As of December 31, 2003, the Company owned through indirect subsidiaries approximately 22% of the outstanding common stock of RCN.

  Coal Mining

        The Company is engaged in coal mining through its subsidiary, KCP, Inc. ("KCP"). KCP has a 50% interest in two mines, which are operated by a subsidiary of Peter Kiewit Sons', Inc. ("PKS"). Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Anadarko Petroleum Corporation. The Decker mine is located in southeastern Montana and the Black Butte mine is in southwestern Wyoming. The coal mines use the surface mining method.

        The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal in order to produce steam to generate electricity. Approximately 96% of sales in 2003 were made under long-term contracts, and the remainder are made on the spot market. Approximately 59%, 62%, and 60% of KCP's revenue in 2003, 2002, and 2001, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker and Black Butte) and The Detroit Edison Company (with Decker). KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, Kennecott Utah Copper, Solvay Minerals, Pacific Power & Light and Minnesota Power, that provide for the delivery of approximately 14.5 million tons through 2009. The level of cash flows generated in recent periods by the Company's coal operations will not continue after the year 2000 because the delivery requirements under the Company's current long- term contracts decline significantly. Under a mine management agreement, KCP pays a subsidiary of PKS an annual fee equal to 30% of KCP's adjusted operating income. The fee for 2003 was $5 million.

        The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 2002, the most recent year for which information is available, KCP's production represented approximately 1% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

        KCP's sales of its western coal, like sales by other western coal producers, typically provide for delivery to customers at the mine. A significant portion of the customer's delivered cost of coal is attributable to transportation costs. Most of the coal sold from KCP's western mines is currently shipped by rail to utilities outside Montana and Wyoming. The Decker and Black Butte mines are each served by a single railroad. Many of their western coal competitors are served by two railroads and such competitors' customers often benefit from lower transportation costs because of competition between railroads for coal hauling business. Other western coal producers, particularly those in the Powder River Basin of Wyoming, have lower stripping ratios (that is, the amount of overburden that must be removed in proportion to the amount of minable coal) than the Black Butte and Decker mines, often resulting in lower comparative costs of production. As a result, KCP's production costs per ton of coal at the Black Butte and Decker mines can be as much as four and five times greater than production costs of certain competitors. KCP's production cost disadvantage has contributed to its agreement to amend its long-term contract with Commonwealth Edison Company to provide for delivery of coal from alternate source mines rather than from Black Butte. Because of these cost disadvantages, there is no assurance that KCP will be able to enter into additional long-term coal purchase contracts for Black Butte and Decker production. In addition, these cost disadvantages may adversely affect KCP's ability to compete for spot sales in the future.

        The Company is required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 2003 was approximately $4.5 million, excluding the prior period adjustment related to FASB 143 implementation. KCP's share of accrued estimated reclamation costs was $88 million at December 31, 2003. The Company did not make significant capital expenditures for environmental compliance with respect to the coal business in 2003. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of the Company's accruals, could have an adverse effect on the Company's business, results of operations, and financial condition.

Glossary of Terms

access	Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.
access charges	The fees paid by long distance carriers to LECs for originating and terminating long distance calls on the LECs' local networks.
backbone	A high-speed network that interconnects smaller, independent networks. It is the through-portion of a transmission network, as opposed to spurs which branch off the through-portions.
CAP	Competitive Access Provider. A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.
capacity	The information carrying ability of a telecommunications facility.
Carrier	A provider of communications transmission services by fiber, wire or radio.
Central Office	Telephone company facility where subscribers' lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance.
CLEC	Competitive Local Exchange Carrier. A company that competes with LECs in the local services market.
co-carrier	A relationship between a CLEC and an ILEC that affords each company the same access to and right on the other's network and provides access and services on an equal basis.
common carrier	A government-defined group of private companies offering telecommunications services or facilities to the general public on a non-discriminatory basis.
conduit	A pipe, usually made of metal, ceramic or plastic, that protects buried cables.
DS-3	A data communications circuit capable of transmitting data at 45 Mbps.
dark fiber	Fiber optic strands that are not connected to transmission equipment.
dedicated lines	Telecommunications lines reserved for use by particular customers.
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
InterLATA	Telecommunications services originating in a LATA and terminating outside of that LATA.
Internet	A global collection of interconnected computer networks which use a specific communications protocol.
IntraLATA	Telecommunications services originating and terminating in the same LATA.
ISDN	Integrated Services Digital Network. An information transfer standard for transmitting digital voice and data over telephone lines at speeds up to 128 Kbps.
ISPs	Internet Service Providers. Companies formed to provide access to the Internet to consumers and business customers via local networks.
IXC	Interexchange Carrier. A telecommunications company that provides telecommunications services between local exchanges on an interstate or intrastate basis.
Kbps	Kilobits per second. A transmission rate. One kilobit equals 1,024 bits of information.

LATA	Local Access and Transport Area. A geographic area composed of contiguous local exchanges, usually but not always within a single state. There are approximately 200 LATAs in the United States.
leased line	An amount of telecommunications capacity dedicated to a particular customer along predetermined routes.
LEC	Local Exchange Carrier. A telecommunications company that provides telecommunications services in a geographic area. LECs include both ILECs and CLECs.
local exchange	A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.
local loop	A circuit that connects an end user to the LEC central office within a LATA.
long distance carriers	Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.
Mbps	Megabits per second. A transmission rate. One megabit equals 1.024 million bits of information.
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

Directors and Executive Officers

        Set forth below is information as of March 10, 2004, about each director and each executive officer of the Company. The executive officers of the Company have been determined in accordance with the rules of the SEC.

Name	Age	Position
Walter Scott, Jr.(1)	72	Chairman of the Board
James Q. Crowe(1)	54	Chief Executive Officer and Director
Kevin J. O'Hara	43	President and Chief Operating Officer
Charles C. Miller, III	51	Vice Chairman of the Board and Executive Vice President
Sunit S. Patel	42	Group Vice President and Chief Financial Officer
Thomas C. Stortz	52	Executive Vice President, Chief Legal Officer and Secretary
Sureel A. Choksi	31	Executive Vice President of Level 3 Communications, LLC
Keith R. Coogan	51	Chief Executive Officer of Software Spectrum
Mogens C. Bay(3)(4)	55	Director
Richard R. Jaros(2)(3)	52	Director
Robert E. Julian(2)	64	Director
David C. McCourt	47	Director
Arun Netravali(3)	57	Director
John T. Reed(2)(4)	60	Director
Colin V.K. Williams	64	Director
Michael B. Yanney(1)(3)(4)	70	Director

(1)
Member of Executive Committee
(2)
Member of Audit Committee
(3)
Member of Compensation Committee
(4)
Member of Nominating and Governance Committee

Other Management

        Set forth below is information as of March 10, 2004, about the following members of senior management of Level 3 Communications, LLC, except as otherwise noted.

Name	Age	Position
Linda J. Adams	47	Group Vice President
Donald H. Gips	44	Group Vice President
John Neil Hobbs	44	Group Vice President
Joseph M. Howell, III	57	Group Vice President
Michael D. Jones	46	Chief Executive Officer of (i)Structure
Brady Rafuse	40	Group Vice President
Scott Schaefer	45	Group Vice President
Frank Mambuca	40	Group Vice President
Charles Meyers	38	Group Vice President
John F. Waters, Jr.	38	Executive Vice President, Chief Technology Officer

        Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of Peter Kiewit

Sons', Inc. ("PKS") since the split-off. Mr. Scott is also a director of PKS, Berkshire Hathaway Inc., Burlington Resources Inc., MidAmerican, ConAgra Foods, Inc., Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone"), RCN Corporation ("RCN") and Valmont Industries, Inc. Mr. Scott is also the Chairman of the Executive Committee of the Board of Directors.

        James Q. Crowe has been the Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was also President of the Company until February 2000. Mr. Crowe was President and Chief Executive Officer of MFS Communications Company, Inc. ("MFS") from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of WorldCom from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996. Mr. Crowe is presently a director of Commonwealth Telephone and RCN.

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

        Charles C. Miller, III has been Vice Chairman of the Board (and a director) and Executive Vice President of the Company since February 15, 2001. Prior to that, Mr. Miller was President of Bellsouth International, a subsidiary of Bellsouth Corporation from 1995 until December 2000. Prior to that, Mr. Miller held various senior level officer and management position at BellSouth from 1987.

        Sunit S. Patel has been Chief Financial Officer since May 2003 and a Group Vice President of the Company since March 13, 2003. Prior to that, Mr. Patel was Chief Financial Officer of Looking Glass Networks, Inc., a provider of metropolitan fiber optic networks, from April 2000 until March 2003. Mr. Patel was Treasurer of WorldCom Inc. and MCIWorldcom Inc., each long distance telephone services providers from 1997 to March 2000. From 1994 to 1997, Mr. Patel was Treasurer of MFS Communications Company Inc., a competitive local exchange carrier.

        Thomas C. Stortz has been Executive Vice President, Chief Legal Officer and Secretary since February 2004. Prior to that, Mr. Stortz was Group Vice President, General Counsel and Secretary of the Company from February 2000 to February 2004. Prior to that, Mr. Stortz served as Senior Vice President, General Counsel and Secretary of the Company from September 1998 to February 1, 2000. Prior to that, he served as Vice President and General Counsel of Peter Kiewit Sons', Inc. and Kiewit Construction Group, Inc. from April 1991 to September 1998. He has served as a director of Peter Kiewit Sons', Inc., RCN, C-TEC, Kiewit Diversified Group Inc. and CCL Industries, Inc.

        Sureel A. Choksi has been Executive Vice President Softswitch Services since January 2004. Prior to that, Mr. Choksi was Group Vice President Transport and Infrastructure from May 2003 until January 2004. Mr. Choksi was a Group Vice President and Chief Financial Officer of the Company from July 2000 to May 2003. Prior to that, Mr. Choksi was Group Vice President Corporate Development and Treasurer of the Company from February 2000 until August 2000. Prior to that, Mr. Choksi served as Vice President and Treasurer of the Company from January 1999 to February 1, 2000. Prior to that, Mr. Choksi was a Director of Finance at the Company from 1997 to 1998, an Associate at TeleSoft Management, LLC in 1997 and an Analyst at Gleacher & Company from 1995 to 1997.

        Keith R. Coogan has been Chief Executive Officer of Software Spectrum since September 2002 and was named President in May 1998. Mr. Coogan has been Chief Operating Officer of Software Spectrum since April 1996. Mr. Coogan served as Executive Vice President of Software Spectrum from April 1996 to May 1998 and had been a Vice President of Software Spectrum since October 1990. From May 1989 until joining Software Spectrum, Mr. Coogan served as Vice President of Finance for

Leather Center Holdings, Inc., a privately held manufacturer and retailer of leather furniture. Mr. Coogan is a Certified Public Accountant.

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

        Robert E. Julian has been a director of the Company since March 1998. From 1992 to 1995 Mr. Julian served as Executive Vice President and Chief Financial Officer of the Company. Mr. Julian is the Chairman of the Audit Committee of the Board of Directors.

        David C. McCourt has been a director of the Company since March 1998. Mr. McCourt has also served as Chairman of Commonwealth Telephone and RCN since October 1997. In addition, Mr. McCourt has been the Chief Executive Officer of RCN since 1997 and Chief Executive Officer of Commonwealth Telephone from October 1997 until November 1998.

        Arun Netravali has been a director of the Company since April 2003. Prior to that, Mr. Netravali was Chief Scientist for Lucent Technologies, working with academic and investment communities to identify and implement important new networking technologies from January 2002 to April 2003. Prior to that position, Mr. Netravali was President of Bell Labs as well as Lucent's Chief Technology Officer and Chief Network Architect from June 1999 to January 2002. Bell Labs serves as the research and development organization for Lucent Technologies.

        John T. Reed has been a director of the Company since March 2003. Mr. Reed has been Chairman of HMG Properties, the real estate investment banking joint venture of McCarthy Group, Inc. since 2000. Prior to that, he was Chairman of McCarthy & Co., the investment banking affiliate of McCarthy Group. Mr. Reed is also a director of McCarthy Group. Prior to joining McCarthy Group in 1997, Mr. Reed spent 32 years with Arthur Andersen, LLP. Mr. Reed is the Chairman of the Nominating and Governance Committee of the Board of Directors.

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

        Michael B. Yanney has been a director of the Company since March 1998. He has served as Chairman of the Board, President and Chief Executive Officer of America First Companies L.L.C. for more than the last five years. Mr. Yanney is also a director of Burlington Northern Santa Fe Corporation and RCN. Mr. Yanney is the Chairman of the Compensation Committee of the Board of Directors.

        Linda J. Adams has been Group Vice President Human Resources since February 2000. Prior to that, Ms. Adams was Vice President, Human Resources of the Company from November 1998 to

February 2000. Prior to that, Ms. Adams was initially Vice President of Human Resources Rent-A-Center, a subsidiary of Thorn Americas, Inc., and then Senior Vice President of Human Resources for Thorn Americas, Inc. from August 1995 until August 1998. Prior to that, Ms. Adams was Vice President of Worldwide Compensation & Benefits for PepsiCo, Inc. from August 1994 to August 1995.

        Donald H. Gips has been Group Vice President Corporate Strategy since January 2001. Prior to that, Mr. Gips was Group Vice President, Sales and Marketing of the Company from February 2000. Prior to that, Mr. Gips served as Senior Vice President, Corporate Development from November 1998 to February 2000. Prior to that, Mr. Gips served in the White House as Chief Domestic Policy Advisor to Vice President Gore from April 1997 to April 1998. Before working at the White House, Mr. Gips was at the Federal Communications Commission as the International Bureau Chief and Director of Strategic Policy from January 1994 to April 1997. Prior to his government service, Mr. Gips was a management consultant at McKinsey and Company.

        John Neil Hobbs has been Group Vice President Global Sales since September 2000. Prior to that, Mr. Hobbs was President, Global Accounts for Concert, a joint venture between AT&T and British Telecom from July 1999 until September 2000. Prior to that, Mr. Hobbs was Director Transition and Implementation for the formation of Concert representing British Telecom from June 1998 until July 1999. From April 1997 until June 1998, Mr. Hobbs was British Telecom's General Manager for Global Sales & Service and from April 1994 until April 1997, Mr. Hobbs was British Telecom's General Manager for Corporate Clients.

        Joseph M. Howell, III has been Group Vice President Corporate Marketing since February 2000. Prior to that, Mr. Howell served as Senior Vice President, Corporate Marketing from October 1997 to February 1, 2000. Prior to that, Mr. Howell was a Senior Vice President of MFS/WorldCom from 1993 to 1997.

        Michael D. Jones has served Chief Executive Officer of (i)Structure, LLC since August 2000. Prior to that, Mr. Jones served as Group Vice President and Chief Information Officer of the Company from February 2000 to August 2000 and as Senior Vice President and Chief Information Officer of the Company from December 1998 to February 1, 2000. Prior to that, Mr. Jones was Vice President and Chief Information Officer of Corporate Express, Inc. from May 1994 to May 1998.

        Charles Meyers has been Group Vice President of Marketing since December 2003. Prior to that, Mr. Meyers was Group Vice President IP and Data Services from Data Services from June 2003 to December 2003 and Senior Vice President Global Softswitch Services from August 2001 to June 2003. Prior to that, Mr. Meyers was a partner with Kinetic Ventures, an Atlanta-based venture capital firm from March 2000 to May 2001 and a Vice President at Internet Security Systems, a software company in Atlanta from January 1998 to February 2000.

        Frank Mambuca has been Group Vice President, Global Operations since April 2003 and acting Group Vice President of Global Processes and Systems since March 2004. Prior to that, Mr. Mambuca was Senior Vice President Global Field Services from January 2001 until April 2003. Mr. Mambuca was also Vice President of North American Field Services from March 1999 until December 2000 and Vice President of Eastern Field Operations from March 1998 until March 1999.

        Brady Rafuse has been Group Vice President and President of the Company's European operations since August 2001 and Senior Vice President of European Sales and Marketing since December 2000. Prior to that, Mr. Rafuse served as Head of Commercial Operations for Concert, a joint venture between AT&T and British Telecom, from September 1999 to December 2000, and in a variety of positions with British Telecom from 1987 until December 2000. His last position was as General Manager, Global Energy Sector which he held from August 1998 to September 1999 and prior to that he was Deputy General Manager, Banking Sector from April 1997 to August 1998.

        Scott Schaefer has been Group Vice President IP and Data Services since November 2003. Prior to that, Mr. Schaefer was Group Vice President responsible for metropolitan access from June 2003 to November 2003. From August 2002 until May 2003, Mr. Schaefer was an Executive Affiliate at Ryan Hankin Kent, providing strategic consulting services to large and small enterprises in the telecommunications industry. Prior to that, Mr. Schaefer was President and Chief Executive Officer of QuantumShift, a non-facilities based communications service provider to medium to large enterprises from February 2000 to May 2002. Mr. Schaefer was also Vice President of BellSouth Corporation, responsible for corporate strategy, network planning, marketing, human resources and operational support for its subsidiary, BellSouth International from November 1999 to February 2000.

        John F. Waters, Jr. has been Executive Vice President, Chief Technology Officer since January 2004. Prior to that, Mr. Waters was Group Vice President and Chief Technology Officer of the Company from February 2000 to January 2004. Prior to that, Mr. Waters was Vice President, Engineering of the Company from November 1997 until February 1, 2000. Prior to that, Mr. Waters was an executive staff member of MCI Communications from 1994 to November 1997.

The Board is divided into three classes, designated Class I, Class II and Class III, each class consisting, as nearly as may be possible, of one-third of the total number of directors constituting the Board. As of December 31, 2003, the Class I Directors consist of Walter Scott, Jr., James Q. Crowe, Charles C. Miller, III and Colin V.K. Williams; the Class II Directors consist of Mogens C. Bay, Richard R. Jaros, Robert E. Julian and David C. McCourt; and the Class III Directors consist of Arun Netravali, John T. Reed and Michael B. Yanney. The term of the Class I Directors will terminate on the date of the 2004 annual meeting of stockholders; the term of the Class II Directors will terminate on the date of the 2005 annual meeting of stockholders; and the term of the Class III Directors will terminate on the date of the 2006 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for three-year terms. The Company's officers are elected annually to serve until each successor is elected and qualified or until his death, resignation or removal. Two directors that are members of Class I, Charles C. Miller, III, currently Vice Chairman of the Board and Executive Vice President of the Company and Colin V.K. Williams, have informed the Company that each of them intends not to seek reelection to the Board after the expiration of their current term of office at the 2004 Annual Meeting of Stockholders.

        Level 3 believes that the members of the Audit committee are independent within the meaning of the listing standards of The Nasdaq Stock Market. The Board has determined that Mr. Robert E. Julian, Chairman of the Audit Committee, qualifies as a "financial expert" as defined by the Securities and Exchange Commission. The Board considered Mr. Julian's credentials and financial background and found that he was qualified to serve as the "financial expert."

Code of Ethics

        Level 3 has adopted a code of ethics that complies with the standards mandated by the Sarbanes-Oxley Act of 2002. The complete code of ethics is available on the Company's website at www.level3.com. At any time that the code of ethics is not available on the Company's website, the Company will provide a copy upon written request made to Investor Relations, Level 3 Communications, Inc., 1025 Eldorado Blvd., Broomfield, Colorado 80021. Any information that is included in the Level 3 website is not part of this report. If Level 3 amends the code of ethics, or grants any waiver from a provision of the code of ethics that applies to the Company's executive officers or directors, Level 3 will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on its website at www.level3.com or by filing a Current Report on Form 8-K.

SEC Filings

        The Company's annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission are publicly available free of charge on the investor relations section of the Company's website as soon as reasonably practicable after the Company files such materials with, or furnishes them to, the Securities and Exchange Commission. The information on the Company's website is not part of this or any other report the Company files with, or furnishes to, the Securities and Exchange Commission.

Section 16(a)—Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers, directors and greater-than 10% stockholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Level 3 during 2003, Level 3 believes that all Section 16(a) filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were fulfilled during 2003 in a timely manner. No Forms 5 were required to be filed with respect to fiscal year 2003.

Employees

        As of December 31, 2003, Level 3 had approximately 3,275 employees in the communications portion of its business and information services had approximately 1,375 employees, for a total of approximately 4,650 employees. The Company believes that its success depends in large part on its ability to attract and retain substantial numbers of qualified employees.

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

Communications Group

Continuing softness in the economy is having a disproportionate effect on the telecommunications industry

        The downturn in general economic conditions, particularly in the telecommunications services industry, has forced a number of the Company's competitors and customers to file for protection from creditors under bankruptcy laws and to take other extraordinary actions to reconfigure their capital structure. These companies had significant debt servicing requirements and were unable to generate sufficient cash from operations to both service their debt and conduct their businesses. Level 3 has changed its customer base in order to focus on global users of bandwidth capacity, which tend to be more financially viable than certain of the Company's Internet start-up customers, and Level 3 has implemented policies and procedures designed to enable it to make determinations regarding the financial condition of potential and existing customers. However, there can be no assurance regarding the financial viability of Level 3's customers or that these policies and procedures will be effective. If general economic conditions in the United States remain at current levels for an extended period of time or worsen, Level 3 could be materially adversely affected.

Level 3's communications revenue is concentrated in a limited number of customers

        A significant portion of Level 3's communications revenue is concentrated among a limited number of customers. If the Company lost one or more of these major customers, or if one or more major customers significantly decreased orders for the Company's services, Level 3's communications business would be materially and adversely affected. Revenue from the Company's two largest communications customers, Time Warner, Inc. and its affiliates and Verizon Communications, Inc. and its affiliates, represented approximately 24% and 10% of the Company's communications revenue for 2003, respectively. Level 3's future communications operating results will depend on the success of these customers and other customers and its success in selling services to them.

        If Level 3 were to lose a significant portion of its communications revenue from either of these two customers, Level 3 would not be able to replace this revenue in the short term and its operating losses would increase, which increase may be significant.

Failure to complete development, testing and introduction of new services, including VoIP services, could affect our ability to compete in the industry

        Level 3 continuously develops, tests and introduces new services that are delivered over Level 3's network. These new services are intended to allow Level 3 to address new segments of the communications marketplace and to compete for additional customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on the conclusion of contract negotiations with vendors and vendors meeting their obligations in a timely manner. In addition, new service offerings may not be widely accepted by customers. If Level 3 is not able to successfully complete the development and introduction of new services, including VoIP services, in a timely manner, the Company's business could be materially adversely affected.

Level 3 needs to increase the volume of traffic on its network or its network will not generate profits

        The Company must substantially increase the volume of Internet, data, voice and video transmission on Level 3's network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of the Level 3 network. If Level 3 does not develop new large-volume customers and maintain its relationship with current customers, Level 3 may not be able to substantially increase traffic on the Level 3 network, which would adversely affect the Company's profitability.

During its limited operating history, Level 3 has generated substantial losses, which the Company expects to continue

        The development of Level 3's communications business required, and may continue to require, significant expenditures. These expenditures could result in substantial negative cash flow from operating activities and substantial net losses for the near future. For 2003, Level 3 incurred a loss from continuing operations of approximately $721 million. The Company expects to continue to experience losses through 2004, and may not be able to achieve or sustain operating profitability in the future. Continued operating losses could limit the Company's ability to obtain the cash needed to expand its network, make interest and principal payments on its debt or fund other business needs.

The prices that Level 3 charges for its services have been decreasing, and the Company expects that they will continue to decrease over time and the Company may be unable to compensate for this lost revenue

        Level 3 expects to continue to experience decreasing prices for its services as the Company and its competitors increase transmission capacity on existing and new networks, as a result of its current agreements with customers, through technological advances or otherwise, and as volume-based pricing becomes more prevalent. Accordingly, the Company's historical revenue is not indicative of future revenue based on comparable traffic volumes. As the prices for its services decrease for whatever reason, if Level 3 is unable to offer additional services from which it can derive additional revenue or otherwise reduce its operating expenses, the Company's operating results will decline and its business and financial results will suffer.

Level 3 will need to continue to expand and adapt its network in order to remain competitive, which may require significant additional funding

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

Level 3's need to obtain additional capacity for its network from other providers increases its costs

        The Company leases telecommunications capacity and obtains rights to use dark fiber from both long distance and local telecommunications carriers in order to extend the scope of Level 3's network. Any failure by companies leasing capacity to Level 3 to provide timely service to Level 3 would adversely affect Level 3's ability to serve its customers or increase the costs of doing so. Some of the Company's agreements with other providers require the payment of amounts for services whether or not those services are used. The Company enters into interconnection agreements with many domestic and foreign local telephone companies' but the Company is not always able to do so on favorable terms.

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

The Company's growth may depend upon its successful integration of recently acquired businesses

        The integration of acquired businesses involves a number of risks, including, but not limited to:

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

If Level 3 cannot successfully integrate acquired businesses or operations, Level 3 may experience material negative consequences to its business, financial condition or results of operations. Successful integration of these acquired businesses or operations will depend on the Company's ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. Because of difficulties in combining geographically distant operations, Level 3 may not be able to achieve the benefits that the Company hopes to achieve as a result of the acquisition.

        In addition, investors should not rely on the historical financial and operating performance of Genuity, Inc. as a indication of the future performance of Level 3 as a result of the Genuity transaction.

Level 3's business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services

        Level 3's business depends on its ability to continue to develop effective business support systems and in particular the development of these systems for use by third party distributors. This is a complicated undertaking requiring significant resources and expertise and support from third party vendors. Business support systems are needed for:

  •
  implementing customer orders for services;

  •
  provisioning, installing and delivering these services; and

  •
  monthly billing for these services.

Because Level 3's business provides for continued rapid growth in the number and volume of services offered, there is a need to continue to develop these business support systems on a schedule sufficient to meet proposed service rollout dates. In addition, Level 3 requires these business support systems to expand and adapt to its rapid growth and alternate distribution channel strategy. The failure to continue to develop effective business support systems could materially adversely affect the Company's ability to implement its business plans.

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

Level 3 must obtain and maintain permits and rights-of-way to operate Level 3's network

        If Level 3 is unable, on acceptable terms and on a timely basis, to obtain and maintain the franchises, permits and rights needed to expand and operate Level 3's network, its business could be materially adversely affected. In addition, the cancellation or nonrenewal of the franchises, permits or rights that are obtained could materially adversely affect the Company. Level 3 is a defendant in several lawsuits that the plaintiffs have sought to have certified as class actions that, among other things, challenge its use of rights of way. It is likely that additional suits challenging use of its rights of way will occur and that those plaintiffs also will seek class certification. The outcome of this litigation may increase Level 3's costs and adversely affect its profitability.

Termination of relationships with key suppliers could cause delay and costs

        Level 3 is dependent on third-party suppliers for fiber, computers, software, optronics, transmission electronics and related components that are integrated into Level 3's network. If any of these relationships is terminated or a supplier fails to provide reliable services or equipment and the Company is unable to reach suitable alternative arrangements quickly, Level 3 may experience significant additional costs. If that happens, Level 3 could be materially adversely affected.

The communications and information services industries are highly competitive with participants that have greater resources and a greater number of existing customers

        The communications and information services industries are highly competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than Level 3. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competitors could arise as a result of:

  •
  increased consolidation and strategic alliances in the industry;

  •
  allowing foreign carriers to compete in the U.S. market;

  •
  further technological advances; and

  •
  further deregulation and other regulatory initiatives.

If the Company is unable to compete successfully, its business could be materially adversely affected.

Rapid technological changes can lead to further competition

        The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new products or technologies, as well as the further development of existing products and technologies may reduce the cost or increase the supply of certain services similar to those that Level 3 provides. As a result, Level 3's most significant competitors in the future may be new entrants to the communications and information services industries. These new entrants may not be burdened by an installed base of outdated equipment. Future success depends, in part, on the ability to anticipate and adapt in a timely manner to technological changes. Technological changes and the resulting competition could have a material adverse effect on Level 3.

Increased industry capacity and other factors could lead to lower prices for the Company's services

        Additional network capacity available from the Company's competitors may cause significant decreases in the prices for services. Prices may also decline due to capacity increases resulting from technological advances and strategic alliances, such as long distance capacity purchasing alliances among regional Bell operating companies. Increased competition has already led to a decline in rates charged for various telecommunications services.

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

Potential regulation of Internet service providers in the United States could adversely affect Level 3's operations

        The FCC has to date treated Internet service providers as enhanced service providers. Enhanced service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on Level 3's business and the profitability of its services.

The Company may lose customers if it experiences system failures that significantly disrupt the availability and quality of the services that it provides

        Level 3's operations depend on its ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in Level 3's services and cause the Company to lose customers or make it more difficult to attract new ones. In addition, because many of the Company's services are critical to the businesses of many of its customers, any significant interruption in service could result in lost profits or other loss to customers. Although the Company attempts to disclaim liability in its service agreements, a court might not enforce a limitation on liability, which could expose the Company to financial loss. In addition, Level 3 often provides its customers with guaranteed service level commitments. If Level 3 is unable to meet these guaranteed service level commitments as a result of service interruptions, the Company may be obligated to provide credits, generally in the form of free service for a short period of time, to its customers, which could negatively effect its operating results.

        The failure of any equipment or facility on Level 3's network, including the network operations control center and network data storage locations, could result in the interruption of customer service until necessary repairs are effected or replacement equipment is installed. Network failures, delays and errors could also result from natural disasters, terrorist acts, power losses, security breaches and computer viruses. These failures, faults or errors could cause delays, service interruptions, expose the Company to customer liability or require expensive modifications that could have a material adverse effect on Level 3's business.

Intellectual property and proprietary rights of others could prevent Level 3 from using necessary technology to provide Internet protocol voice services

        While Level 3 does not know of any technologies that are patented by others that it believes are necessary for Level 3 to provide its services, necessary technology may in fact be patented by other parties either now or in the future. If necessary technology were held under patent by another person, Level 3 would have to negotiate a license for the use of that technology. The Company may not be able to negotiate such a license at a price that is acceptable. The existence of such patents, or the Company's inability to negotiate a license for any such technology on acceptable terms, could force Level 3 to cease using the technology and offering products and services incorporating the technology.

Level 3 may be unable to successfully identify, manage and assimilate future acquisitions, investments and strategic alliances, which could adversely affect the Company's results of operations

        Level 3 continually evaluates potential investments and strategic opportunities to expand Level 3's network, enhance connectivity and add traffic to the network. In the future, the Company may seek additional investments, strategic alliances or similar arrangements, which may expose the Company to risks such as:

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

Information Services

Software Spectrum relies on financial incentives, volume discounts and marketing funds from software publishers

        As part of Software Spectrum's supply agreements with certain publishers and distributors, Software Spectrum receives substantial incentives in the form of rebates, volume purchase discounts, cooperative advertising funds and market development funds. Under the licensing model increasingly used by Microsoft, which became effective in October 2001, Software Spectrum no longer receives these forms of financial incentives on new enterprise-wide licensing agreements, but instead Software Spectrum is paid fees for services performed under those agreements. Other publishers have based their financial incentives on specific market segments and products. If the Software Spectrum business model does not continue to align with the objectives established for these incentives or if software publishers further change, reduce or discontinue these incentives, discounts or advertising allowances, Software Spectrum's business and Level 3's consolidated financial results could be materially adversely affected.

Software Spectrum is very dependent on a small number of vendors

        A large percentage of Software Spectrum's sales are represented by popular business software products from a small number of vendors. For the year ended December 31, 2003, approximately 70% of Software Spectrum's net software sales were derived from products published by Microsoft and IBM/Lotus. Most of Software Spectrum's contracts with vendors are terminable by either party, without cause, upon 30 to 60 days notice. The loss or significant change in Software Spectrum's relationship with these vendors could have a material adverse effect on Software Spectrum's business and Level 3's consolidated financial results. Although Software Spectrum believes the software products would be available from other parties, the Company may have to obtain such products on terms that would likely adversely affect its financial results.

Software Spectrum's business is sensitive to general economic conditions and its success at expanding its business geographically

        Software Spectrum's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic and business conditions. Due to current economic conditions, there has been a decrease in spending for information technology by both existing and potential customers over the several past years. If customers and potential customers continue to decrease their spending in this area, the Level 3 consolidated financial results would be adversely affected. Further, sales to large corporations have been important to Software Spectrum's results, and its future results are dependent on its continued success with such customers. Sales outside of the United States accounted for approximately 33% of Software Spectrum's revenue for the year ended December 31, 2003. Software Spectrum's future growth and success depend on continued growth and success in international markets. The success and profitability of Software Spectrum's international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, unexpected changes in the regulatory environment, trade protection measures and tax laws, currency exchange risks, political instability and other risks of conducting business abroad.

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

Software Spectrum operates in a highly competitive business environment and is subject to significant pricing competition

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

Software Spectrum's business is subject to significant changes in the methods of software distribution

        In late 2001, Microsoft announced a change to its licensing programs, whereby new enterprise-wide licensing arrangements are priced, billed and collected directly by Microsoft. Software Spectrum continues to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. Enterprise-wide licensing agreements in effect prior to October 1, 2001, which generally have terms of three years from the date such agreements are signed, and Microsoft's other licensing programs were not affected by this change. The licensing program changes have resulted in significantly lower revenue for the Software Spectrum on the affected transactions. For the year ended December 31, 2003, approximately 25% of Software Spectrum's product sales were under Microsoft enterprise-wide licensing agreements. Software Spectrum's continued ability to adjust to and compete under this new model are important factors in its future success.

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

Other Operations

Environmental liabilities from the Company's historical operations could be material

        Level 3's operations and properties are subject to a wide variety of laws and regulations relating to environmental protection, human health and safety. These laws and regulations include those concerning the use and management of hazardous and non-hazardous substances and wastes. The Company has made and will continue to make significant expenditures relating to its environmental compliance obligations. The Company may not at all times be in compliance with all these requirements.

        In connection with certain historical operations, Level 3 is a party to, or otherwise involved in, legal proceedings under state and federal law involving investigation and remediation activities at approximately 110 contaminated properties. Level 3 could be held liable, jointly and severally, and without regard to fault, for such investigation and remediation. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on the Company.

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

General

If Level 3 is unable to comply with the restrictions and covenants in its debt agreements, there would be a default under the terms of these agreements, and this could result in an acceleration of payment of funds that have been borrowed

        If Level 3 were unable to comply with the restrictions and covenants in any of its debt agreements, there would be a default under the terms of those agreements. As a result, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that Level 3 would be able to make necessary payments to the lenders or that it would be able to find alternative financing. Even if the Company were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

The Company has substantial debt, which may hinder its growth and put it at a competitive disadvantage

        Level 3's substantial debt may have important consequences, including the following:

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

  •
  a substantial decrease in cash flows from operating activities or an increase in expenses could make it difficult to meet debt service requirements and force modifications to operations;

  •
  Level 3 has more debt than certain of its competitors, which may place the Company at a competitive disadvantage; and

  •
  substantial debt may make Level 3 more vulnerable to a downturn in business or the economy generally.

Level 3 had substantial deficiencies of earnings to cover fixed charges of $706 million, $926 million, and $4.378 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent the Company from implementing its strategy and realizing anticipated profits

        If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, its ability to operate its business would be impaired. As of December 31, 2003, the Company had approximately $5.4 billion of long-term debt, including current maturities, and approximately $181 million of stockholders' equity. The Company's ability to make interest and principal payments on the Company's debt and borrow additional funds on favorable terms depends on the future performance of the business. If the Company does not have enough cash flow in the future to make interest or principal payments on its debt, the Company may be required to refinance all or a part of its debt or to raise additional capital. Level 3 cannot assure that it will be able to refinance its debt or raise additional capital on acceptable terms.

Restrictions and covenants in the Company's debt agreements limit its ability to conduct its business and could prevent the Company from obtaining needed funds in the future

        Level 3's debt and financing arrangements contain a number of significant limitations that restrict the Company's ability to, among other things:

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

        If the Company were required to restate its financial statements as a result of a determination that it had incorrectly applied generally accepted accounting principles, that restatement could adversely affect its ability to access the capital markets or the trading price of its securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation in the telecommunications industry. There can be no assurance that any such litigation against Level 3 would not materially adverse affect the Company's business or the trading price of Company's securities.

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and Level 3's business

        As a result of the September 11, 2001, terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets. The full effect on the financial markets of these events, as well as concerns about future terrorist attacks, is not yet known. They could, however, adversely affect Level 3's ability to obtain financing on terms acceptable to the Company, or at all.

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

ITEM 2. PROPERTIES

        The Company's headquarters are located on 46 acres in the Northwest corner of the Interlocken Advanced Technology Environment within the City of Broomfield, Colorado, and within Broomfield County, Colorado. The campus facility, which is owned by the Company, encompasses over 800,000 square feet of office space. In Europe, the Company has approximately 211,000 square feet of office space in the United Kingdom, approximately 59,000 square feet of office space in Germany, and approximately 14,000 square feet of office space in France.

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

        The Company has entered into various agreements regarding its unused office and technical space in order to reduce its ongoing operating expenses regarding such space.

        Software Spectrum currently leases approximately 184,000 square feet of space in Garland, Texas (a suburb in the Dallas/Forth Worth metroplex) which houses its operational headquarters. The Garland leases have aggregate current monthly payments of approximately $110,000 and remaining terms of one to three years. Software Spectrum leases approximately 108,000 square feet of office space in Spokane, Washington with current aggregate monthly payments of approximately $105,000. As of December 31, 2003, the Spokane leases had remaining terms of fifteen months. Software Spectrum leases approximately 73,000 square feet of space for an additional contact services center in North Richland Hills, Texas (a suburb in the Dallas/Fort Worth metroplex), which is currently unoccupied. The lease provides for monthly rental payments of approximately $84,000 and has a remaining term of approximately four years.

        Software Spectrum has a lease commitment in Norwood, Massachusetts. This commitment provides for monthly payments of approximately $157,000 and has a remaining term of approximately 2.5 years.

        With respect to its European-based operations, Software Spectrum currently leases space for its major operations center in Munich, Germany; Paris, France; and Dublin, Ireland. In addition, Software Spectrum has offices in The Netherlands, the United Kingdom, Italy, Sweden and Spain. Software Spectrum's Asia/Pacific headquarters is located in Sydney, Australia. Software Spectrum also has offices in Australia, Singapore and Hong Kong. Dublin, Ireland and its sales headquarters in The Hague, The Netherlands. In Asia/Pacific, Software Spectrum leases space for its Asia/Pacific headquarters in Sydney, Australia and maintains sales offices in six other markets.

        (i)Structure also maintains its corporate headquarters in approximately 25,000 square feet of office space in the Broomfield, Colorado area, approximately 33,000 square foot office and computer center in Omaha, Nebraska, and an approximately 60,000 square foot computer center in Tempe, Arizona.

ITEM 3. LEGAL PROCEEDINGS

        In May 2001, Level 3 Communications, Inc. and two of its subsidiaries were named as defendants in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois. In April 2002, the same plaintiffs filed a second nearly identical purported multi-state class action in state court in Madison County, Illinois. In

July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. In September 2002, Level 3 Communications, LLC was named as a defendant in Smith et al v. Sprint Communications Company, L.P., et al, a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. These actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, all attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied. On July 25, 2003, the Smith Court entered an Order preliminarily approving a settlement agreement which will resolve all claims against the Company arising out of the Company's location of fiber optic cable and related telecommunications facilities that the Company owns within railroad rights-of-way throughout the United States. In connection with the Court's Order preliminarily approving the settlement, the Court entered an Order enjoining the parties in all pending federal and state railroad rights-of-way class action litigation involving the Company from further pursuing those pending actions at this time.

        Under the terms of the settlement agreement, landowners who own property adjacent to the railroad rights- of-way in which the Company placed its fiber optic cable and related facilities may submit claims and receive specified compensation. The Company is unable to quantify the ultimate amount of payments to be made pursuant to the settlement until if and when (1) the settlement receives final approval and all appeals have been exhausted; and (2) the claims process has been completed.

        In September 2003, a petition for appeal was granted which seeks a reversal of the Smith Court's decision to preliminarily approve the settlement and certify a nationwide class for settlement purposes. The United States Court of Appeals for the Seventh Circuit held oral argument on the appeal in January 2004, and a decision is pending. It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if the settlement is not approved.

        On November 19, 2002, Gary Haegle commenced a shareholder's derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegle v. Scott, et al., (Index No. 02-CV-0196). The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons', Inc. The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company's fiber optic cable network and manages the Company's mine properties. The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability. In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses. The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief. The defendants filed a motion to dismiss, which was denied by the court in early October. Subsequently, the Board of Directors of the Company appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of the Company. In addition, the Company filed a motion to stay all proceedings in the case, including all discovery, for a period of six months to enable the Special Litigation Committee to complete its evaluation. This motion was granted by the Court. As a result, all proceedings in this case have been stayed until June 17, 2004. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that there are substantial defenses to the claims asserted in this action, and intends to defend them vigorously.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Information.    The Company's common stock is traded on the Nasdaq National Market under the symbol "LVLT." As of March 10, 2004, there were approximately 7,640 holders of record of the Company's common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of the common stock as reported by the Nasdaq National Market.

Year Ended December 31, 2003	High	Low
First Quarter	$5.33	$4.61
Second Quarter	7.46	5.22
Third Quarter	6.15	4.45
Fourth Quarter	5.78	5.00
Year Ended December 31, 2002	High	Low
First Quarter	$5.85	$2.22
Second Quarter	5.49	2.95
Third Quarter	7.06	2.57
Fourth Quarter	6.10	4.04

        Equity Compensation Plan Information.    Level 3 has only one equity compensation plan—The 1995 Stock Plan (Amended and Restated as of July 24, 2002)—under which Level 3 may issue shares of Common Stock to employees, officers, directors and consultants. This plan has been approved by the Company's stockholders. The following table provides information about the shares of Level 3's common stock that may be issued upon exercise of awards under the 1995 Stock Plan as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	42,100,272	†	$11.59	†‡	43,663,723
Equity compensation plans not approved by stockholders	275,335		$0.00		0

†
Includes awards of Outperform Stock Options ("OSOs"), Convertible Outperform Stock Options ("C-OSOs") and Special Recognition Outperform Stock Options ("SR-OSOs"). For purposes of this table, these securities are considered to use a single share of Level 3 Common Stock from the total number of shares reserved for issuance under the 1995 Stock Plan.

‡
Includes weighted-average exercise price of outstanding OSOs, C-OSOs and SR-OSOs at the date of grant. The exercise price of an OSO, C-OSO and SR-OSO is subject to change based upon the performance of the Level 3 Common Stock relative to the performance of the S&P 500® Index from the time of the grant of the award until the award has been exercised.

        In connection with the Company's acquisition of Telverse Communications, Inc., the Company granted to a total of 32 employees of Telverse the right to receive an aggregate of 275,335 shares of Level 3 Common Stock. The shares of Level 3 Common Stock will be issued to these employees, without those employees required to pay any further consideration, upon the satisfaction of certain performance conditions. For a total of 11 employees ("Performance Based Employees"), these performance conditions relate to the employee continuing his or her employment with the Company or a subsidiary of the Company and the Company obtaining specified numbers of (3)ToneSM Business service subscribers over a specified period of time. For the remaining 21 employees ("Non-Performance Based Employees"), the performance conditions are limited to continued employment with the Company or a subsidiary of the Company. As the issuance of these rights were made as an inducement for these Telverse employees to become employees of the Company, stockholder approval of this arrangement was not required.

        Vesting of these awards for the Performance Based Employees occurs in two parts. Vesting dates for the number of awards based on subscriber growth are October 21, 2003; January 21, 2004; April 21, 2004; July 21, 2004; October 21, 2004; January 21, 2005; April 21, 2005; and July 21, 2005. As of each vesting date, the number of awards that vest is based upon the number of installed, billed and cash collected subscribers to the (3)ToneSM Business service divided by 175,000. Vesting of the portion of the awards for Performance Based Employees that are not related to subscriber growth is 50% on January 21, 2004, and 50% on July 21, 2004. For Non-Performance Based Employees, their awards vest 50% on January 21, 2004, and 50% on July 21, 2004.

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

ITEM 6. SELECTED FINANCIAL DATA

        The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appears below.

	Fiscal Year Ended(1)
	2003	2002	2001	2000	1999
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue	$4,026	$3,111	$1,533	$1,184	$515
Net loss from continuing operations(2)	(721)	(860)	(4,373)	(1,407)	(482)
Net loss(3)	(711)	(858)	(4,978)	(1,455)	(487)
Per Common Share:
Net loss from continuing operations(2)	(1.28)	(2.11)	(11.70)	(3.88)	(1.44)
Net loss(3)	(1.26)	(2.11)	(13.32)	(4.01)	(1.46)
Dividends(4)	—	—	—	—	—
Financial Position:
Total assets	8,293	8,963	9,316	14,919	8,906
Current portion of long-term debt	125	4	7	7	6
Long-term debt, less current portion(5)	5,250	6,102	6,209	7,318	3,989
Stockholders' equity (deficit)(6)	181	(240)	(65)	4,549	3,405

(1)
The operating results of the Company's Midwest Fiber Optic Network business acquired from Genuity in 2003 and sold in 2003, the Company's Asian communications operations sold in 2002, as well as Software Spectrum's contact service business acquired in 2002 and sold in 2003 are included in discontinued operations for all periods presented for which Level 3 owned each business.

  The Company purchased software resellers CorpSoft, Inc. and Software Spectrum, Inc. in March and June of 2002, respectively. The Company recorded approximately $1.8 billion of revenue attributable to these two businesses in 2002.

  The Company purchased substantially all of the assets and operations of Genuity, Inc. in February 2003. The Company also purchased Telverse Communications, Inc. in July 2003.

(2)
Level 3 incurred significant expenses in conjunction with the expansion of its communications and information services business beginning in 1998.

  In 2000 and 1999, RCN Corporation issued stock in public offerings and for certain transactions. These transactions reduced the Company's ownership in RCN to 31% and 35% at December 31, 2000 and 1999, respectively, and resulted in pre-tax gains to the Company of $95 million and $117 million in 2000 and 1999, respectively.

  In 2001, Level 3 recorded a $3.2 billion impairment charge to reflect the reduction in the carrying amount of certain of its communications assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Also in 2001, Level 3 recognized a gain of $1.1 billion as a result of the early extinguishment of long-term debt.

  In 2002, the Company recognized approximately $181 million of impairment and restructuring charges, a gain of approximately $191 million from the sale of Commonwealth Telephone Enterprises, Inc. common stock, $88 million of induced conversion expenses attributable to the exchange of the Company's convertible debt securities, $120 million of Federal tax benefits due to legislation enacted in 2002 and a gain of $255 million as a result of the early extinguishment of long-term debt.

  In 2003, the Company recognized approximately $45 million of impairment and restructuring charges, a gain of approximately $70 million from the sale of "91 Express Lanes" toll road assets, $200 million of induced conversion expenses attributable to the exchange of the Company's convertible debt securities, and recognized a gain of $41 million as a result of the early extinguishment of long-term debt.

(3)
In 2001, the Company recorded an impairment charge of $516 million related to its discontinued Asian operations sold in January 2002. Losses attributable to the Asian operations were $89 million, $48 million and $5 million for fiscal 2001, 2000, and 1999, respectively.

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

  In 2001, the Company negotiated an increase in the total amount available under its senior secured credit facility to $1.775 billion and borrowed $650 million under the facility. Also in 2001, a subsidiary of the Company and Level 3 repurchased, using cash and common stock, approximately $1.9 billion face amount of the Company's long-term debt and recognized a gain of approximately $1.1 billion as a result of the early extinguishment of debt.

  In 2002, the Company received net proceeds of $488 million from the issuance of $500 million of 9% Junior Convertible Subordinated Notes due 2012. Also in 2002, the Company repurchased, using cash and common stock, approximately $705 million face amount of its long-term debt and recognized a gain of approximately $255 million as a result of the early extinguishment of debt.

  In 2003, the Company received net proceeds of $848 million from the issuance of $374 million of 2.875% Convertible Senior Notes due 2010 and the issuance of $500 million of 10.75% Senior Notes due 2011. The Company completed a debt exchange whereby the Company issued $295 million (face amount) of 9% Convertible Senior Discount Notes due 2013 and common stock in exchange for $352 million (book value) of long-term debt. In addition, Level 3 using cash on hand, restricted cash and the proceeds from the issuance of the 10.75% Senior Notes due 2011, repaid in full, the $1.125 billion purchase money indebtedness outstanding under the Senior Secured Credit Facility. Also in 2003, the Company repurchased, using common stock, approximately $1.007 billion face amount of its long-term debt and recognized a gain of approximately $41 million as a result of the early extinguishment of debt.

(6)
In 2000, the Company received approximately $2.4 billion of net proceeds from the sale of 23 million shares of its common stock.

  In 2001, the Company issued approximately 15.9 million shares of common stock, valued at approximately $72 million, in exchange for long-term debt.

  In 2002, the Company issued approximately 47 million shares of common stock, valued at approximately $466 million, in exchange for long-term debt. Included in the value of common stock issued, are induced conversion premiums of $88 million for convertible debt securities.

  In 2003, the Company issued approximately 216 million shares of common stock, valued at approximately $953 million, in exchange for long-term debt. Included in the value of common stock issued, are induced conversion premiums of $200 million for convertible debt securities.

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

        Level 3 Communications, Inc. is primarily engaged in the communications and information services businesses, with additional operations in coal mining. The Company is a facility based provider of a broad range of integrated communications services including voice, private line, wavelengths, colocation, Internet access, managed modem, data and dark fiber. Revenue is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of up to 20 years. In these situations, Level 3 will defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract.

        Management of Level 3 believes that growth in recurring revenue is critical to the long-term success of the communications business. The Company must continue to increase revenue from its existing services in the Transport & Infrastructure, Softswitch and IP & Data business units, as well as develop new services using Level 3's IP-based network and technologies including those acquired in the Telverse transaction. These new services include Voice-over-IP, local transport services, and IP-VPNs.

        Growth in Transport and Infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of up-front payments or monthly payments for private line, wavelength or dark fiber services. An increase in demand will likely be partially offset by declines in unit pricing. The Company continues to experience pricing pressures on its Transport and Infrastructure services. The emergence of several companies from bankruptcy protection and additional competition from other distressed carriers has resulted in a difficult and competitive operating environment. The Company does not expect this environment to change significantly until either the industry consolidates or available capacity is used by the marketplace.

        For the Softswitch business unit, the Company and some of its customers are seeing an acceleration of the trend to higher speed broadband services as the narrow band market matures. This trend is expected to result in declines in managed modem and reciprocal compensation revenue in the future. These declines may be mitigated by growth in IP & Data services offered by the Company that address the market shift to higher speed broadband services. Level 3 believes that the low cost structure of its network will enable it to aggressively compete for new business in this market.

        The Company is developing new voice services that in addition to its existing voice services target large and existing markets. The Company believes that the efficiencies of Level 3's IP and optical based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks of its competitors. Several other competitors with IP technologies have recently announced that they will be entering this market as well. In order to expedite the penetration of this market, Level 3 has expanded its sales force to specifically target voice service providers, value-added resellers and other channels that reach both the consumer and enterprise markets for voice services. While the new voice services being launched by Level 3 target a large addressable market, the Company must quickly develop both its capability to market and sell through various channels in the voice market and develop the internal systems and processes necessary to support the new products being launched. The market for voice services is large, however it is expected to continue to decline over time as a result of the new low cost IP and optical based technologies. In addition, the market for voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

        As described above under the caption "—Regulation," the regulatory scheme for the provision of VoIP services has yet to be finalized by the regulatory authorities in the United States and Europe. To the extent that regulators require providers of VoIP services such as Level 3 to pay additional fees or charges for the delivery of VoIP services, the profitability of these services could be materially and adversely affected.

        The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company's IP and Data services. Growth in this area is dependent on increased usage by both enterprises and consumers. An increase in the reliability of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The abundance of available capacity and the numerous companies competing in this market, have resulted in a very competitive pricing environment.

        The Company believes that its strong financial position and suite of existing services and new service offerings, which target a larger addressable market for communications services, will enable it to grow regardless of whether the operating environment in the communication industry improves from current conditions.

        Management focuses on Adjusted OIBDA, cash flows from operating activities and capital expenditures to assess the operating performance of the businesses. Management believes that Adjusted OIBDA, when viewed over time, reflects the operating trend and performance of its communications business. Adjusted OIBDA, or similar measures, also is a measure of performance used by Level 3's competitors and is used by management in evaluating relative performance. Management believes that cash flows from operating activities, also is a measure of operating performance, but in addition measures the generation of cash from or use of cash for working capital purposes which is important as the Company monitors and maintains its liquidity (particularly accounts receivable, accounts payable and deferred revenue). The Company is focusing its attention growing revenue through existing services and new service development efforts, continuing to show improvements in Adjusted OIBDA as a percentage of revenue, managing working capital and making certain its capital expenditures are made primarily for activities that directly generate revenue. The Company was able to repay in full amounts borrowed under the Senior Secured Credit Facility in 2003. As a result, the Company does not have any significant principal amounts due on its outstanding debt (excluding capitalized leases and mortgages) until 2008 and can focus its efforts and resources on growing communications revenue.

        The Company's information services business is comprised of two operating units: (i)Structure, LLC and Software Spectrum, Inc. (i)Structure provides computer outsourcing services primarily to small and medium-sized businesses that want to concentrate their resources on their core business rather than expend capital and incur overhead costs to operate their own computing environments. Efforts to grow this business are largely dependent on (i)Structure's ability to effectively market itself to businesses while competing against other outsourcing providers with greater financial resources and name recognition. (i)Structure recognizes revenue in the period the service is provided.

        Software Spectrum is a global reseller of business software, primarily to large and medium sized businesses. Software Spectrum recognizes revenue at the time the product is shipped or in accordance with the terms of the licensing contracts. Sales under certain licensing programs permit Software Spectrum to recognize only a service fee paid by the software publisher as revenue. Software Spectrum has experienced an increase in sales under this form of licensing program and management expects further adoption of agency licensing programs in the future. The Company's ability to resell software is influenced by the general economic environment, specifically in North America and Western Europe, as well as the level of IT spending for business software by large and medium sized companies.

        The software distribution and resale business is very competitive with profitability largely dependent upon rebates received from the software publishers. The amount of rebates received from the publisher is tied directly to the value of software sold for that publisher. These programs vary from publisher to publisher, but typically contain sales targets that are tiered so that Software Spectrum can earn higher rebates on incremental sales above certain sales targets. Alternatively, Software Spectrum may forfeit publisher rebates if certain minimum sales targets are not achieved. As such, it is not uncommon for software resellers, including Software Spectrum, to price software at or below their cost in order to attain the next sales target and thus earn higher rebates from software publishers.

        Microsoft is the primary provider of business software to the Company's Software Spectrum business. If Microsoft should successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the distribution or resale channel, Software Spectrum's results of operations would be materially and adversely affected.

        In order to achieve a desired return on invested capital, Management of the information services business focuses on the Adjusted OIBDA metric and cash flow from operating activities to assess the overall operating performance of the information services business. Specifically, for the (i)Structure business, Adjusted OIBDA reflects the operating results of the business and, viewed in conjunction with net capital expenditures required to support existing and new customer contracts, provides management with visibility to the financial condition and operating performance of the business. For the Software Spectrum business, Management focuses on Adjusted OIBDA and cash flow from operating activities, including changes in working capital accounts, to assess the financial condition and operating performance of the business. Software Spectrum's working capital requirements are determined primarily by changes in its accounts receivable and accounts payable balances. Management is focusing its attention on minimizing working capital requirements by lowering its days sales outstanding through consistent collection procedures. Management expects working capital requirements for the Software Spectrum business to decline in the future as software publishers continue to adopt the agency licensing model described in the Critical Accounting Policies section below.

        Level 3, through its two 50% owned joint venture surface mines in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is recognized when coal is shipped to the customer.

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes beginning on page F-1 of this annual report.

Critical Accounting Policies

        The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The effect and any associated risks related to these policies on the Company's business operations is discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect the Company's reported and expected financial results.

Revenue

        Revenue for communications services, including voice, private line, wavelengths, colocation, Internet access, managed modem, data services and dark fiber revenue from contracts entered into after June 30, 1999, is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or on a contractually committed amount. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement. Periodically, the Company will receive payment for reciprocal compensation services before the regulatory authorities approve the agreement. These amounts are included in other current liabilities on the consolidated balance sheet until the Company receives the necessary regulatory approvals.

        Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements ("IRUs") that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, was recognized at the time of delivery and acceptance of the fiber by the customer. Certain sale and long-term IRU agreements of dark fiber and capacity entered into after June 30, 1999, are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. This accounting treatment results in the deferral of the cash that has been received and the recognition of revenue ratably over the term of the agreement (currently up to 20 years).

        It is the Company's policy to recognize revenue relating to the termination of customer agreements and the settlement of customer disputes when certain conditions have been met. These conditions include: 1) the customer has accepted all or partial delivery of the service; 2) Level 3 has received consideration for the asset or service provided; and 3) Level 3 is not legally obligated to provide additional services to the customer or their successor under the original contract. Termination/settlement revenue is recognized in situations where a customer and Level 3 mutually agree to terminate all or a portion of the service provided, or the customer and/or its assets fail to emerge from bankruptcy and, therefore, Level 3 is not obligated to provide additional services to the customer or its successor. If the conditions described above are met, the Company will recognize termination/settlement revenue equal to the fair value of consideration received, less any amounts previously recognized.

        Specifically, termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. In addition, termination revenue is recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet. Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide leased facilities or services for consideration previously received and for which revenue recognition has been deferred. Termination/settlement revenue is reported in the same manner as the original product or service provided, and is not indicative of future revenue growth.

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

        Microsoft Corporation, a significant supplier of software to Software Spectrum, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. In 2003, several other software publishers began adopting this type of licensing program. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from the software publishers for these activities. Under this licensing program, Software Spectrum only recognizes the service fee it receives from the software publisher as revenue and not the entire sales price of the software. The Company continues to sell products under various licensing programs but has recently experienced an increase in the level of sales under these new programs. If Microsoft and other software publishers are able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a "net" basis, the Company may experience a significant decline in information services revenue but will also experience a comparable decline in cost of revenue given the high cost of revenue associated with the software reseller business.

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

        Accounting practice and guidance with respect to the accounting treatment of revenue continues to evolve. Any changes in the accounting treatment could affect the manner in which the Company accounts for revenue within its communications, information services and coal businesses.

Non-Cash Compensation

        The Company applies the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Most companies do not follow the expense recognition provisions of SFAS No. 123; rather, they disclose the information only on a pro-forma basis. As a result, these pro-forma disclosures must be considered when comparing the Company's results of operations to those reported by other companies. Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges, though permitted to be settled in cash, are generally settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such options are exercised.

Long-Lived Assets

        Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that events have occurred that require an analysis of potential impairment. Costs associated directly with the uncompleted network and the development of business support systems, primarily employee related costs, and interest expense incurred during the construction period, are capitalized. The Company capitalized $61 million, $66 million and $150 million of cost, primarily direct labor and related employee benefits, in 2003, 2002 and 2001, respectively, and $58 million of interest expense in 2001. Intercity network segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years. The total cost of a business support system is amortized over a useful life of three years. The useful lives of the Company's assets are estimates and actual in-service periods for specific assets could differ significantly from these estimates.

        The Company evaluates the carrying value of long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. The Company assessed its long-lived assets for impairment at December 31, 2003, and determined that an impairment charge was not required. Level 3 recorded impairment charges of $182 million and $3.2 billion in 2002 and 2001, respectively, to write down the carrying amount of its North American and European conduits, its colocation assets and its transoceanic cable systems to their estimated fair value as these telecommunications assets were identified as being excess, obsolete or carried at values that may not be recoverable due to an adverse change in the extent in which these assets were being utilized in the business, which was caused by the unfavorable business climate within the telecommunications industry.

        Level 3 also assesses the carrying value of goodwill on an annual basis in accordance to SFAS No. 142 "Goodwill and Other Intangible Assets". The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded. The Company did not record charges for goodwill impairment in 2003, 2002 or 2001.

        Management's estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. If those estimates are not met, the Company could have additional impairment charges in the future, and the amounts may be material.

Recently Issued Accounting Pronouncements

        Recently issued accounting pronouncements are described in Note 1 to the consolidated financial statements. The following are the recently issued pronouncements that the Company believes have, a significant affect on the Company's results of operations and financial position.

        In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 was effective for the Company beginning on January 1, 2003. The Company's coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The net effect of the adoption of SFAS No. 143 to the Company's coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which will be amortized to expense in future years) and was reflected as a cumulative-effect adjustment in the consolidated condensed statement of operations. The communications business has entered in to certain colocation leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition. The Company has also entered in to right-of-way agreements for its intercity and metropolitan networks that may require the removal of the conduit upon termination of the agreement. Upon adoption of this standard on January 1, 2003, the Company also recorded obligations and corresponding assets of approximately $31 million for these lease and right of way agreements. Accretion of asset retirement obligation expense of $12 million was recorded during the year ended December 31, 2003; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $127 million at December 31, 2003.

        The value of the Company's communications asset retirement obligations have been discounted to reflect the assumption that Level 3 will use the underlying assets over the entire lease term. If Level 3 should elect to abandon these assets before the end of the lease term, it may be required to remediate the leased property to its original condition at the time of abandonment and possibly at amounts higher than the obligation recorded on the consolidated balance sheet. In addition, the asset retirement obligations are calculated based on the several assumptions which could change over time. If actual results differ from the assumptions used, the amounts required to remediate the properties may differ significantly from the amounts reflected in the consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 is effective for fiscal years beginning and certain transactions entered into after May 15, 2002. SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Previously, FASB Statement No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations. APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 shall be reclassified. Upon adoption of SFAS No. 145, due to the recurring nature of its debt repurchases and exchanges, the Company reclassified the related gains previously classified as extraordinary gains during the year ended December 31, 2002 and 2001 of $255 million and $1.075 billion, respectively, in the consolidated statement of operations to other non-operating income.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities (excluding an entity newly acquired in a business combination), often referred to as"restructuring costs", and nullifies prior accounting guidance with respect to such costs. SFAS No. 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Under previous guidance, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Instead, exit and disposal costs will be recorded when they are incurred and can be measured at fair value, and related liabilities will be subsequently adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with no retroactive restatement allowed.    The Company announced in 2003, that it was consolidating the Genuity operations into those of the existing communications business, as well as combining certain facilities and operations of Software Spectrum. The Company incurred costs for workforce reductions and lease terminations as a result of these decisions of $45 million in 2003.

        In September 2002, the Emerging Issues Task Force ("EITF") addressed the accounting for convertible debt for equity exchanges in Issue 02-15: "Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84" ("EITF 02-15"). The EITF concluded in EITF 02-15 that these types of transactions should be accounted for as induced conversions in accordance with FASB No. 84, "Induced Conversions of Convertible Debt" ("SFAS No. 84"). SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. The accounting is to be applied prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus. The Company applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed after June 30, 2002. The Company recognized induced conversion expenses of $200 million and $88 million in 2003 and 2002, respectively.

Results of Operations 2003 vs. 2002

        The operating results attributable to the McLeod and Genuity transactions and Telverse acquisition are included in the consolidated results from their acquisition dates of January 24, 2002, February 4, 2003 and July 21, 2003, respectively. The results of operations of CorpSoft and Software Spectrum are in included in the consolidated results from their acquisition dates of March 13, 2002 and June 18, 2002.

        The operating results of the Company's Midwest Fiber Optic Network, ("MFON") business acquired from Genuity and sold in 2003, the Company's Asian communications operations sold in 2002, as well as Software Spectrum's contact service business sold in 2003 are included in discontinued operations for all periods presented for which Level 3 owned these businesses. Certain prior year amounts have been reclassified to conform to current year presentation.

        Revenue for 2003 and 2002 is summarized as follows:

	2003	2002
	(dollars in millions)
Communications	$1,947	$1,101
Information Services	1,999	1,896
Coal Mining	80	84
Other	—	30

	$4,026	$3,111

        Communications revenue is classified into two categories, services revenue and reciprocal compensation. The Company further segregates services revenue into three strategic business units: 1) Transport & Infrastructure services (including private line, wavelength, transoceanic, dark fiber and colocation services), 2) Softswitch services (including managed modem and voice services), and 3) IP & Data services (including Internet Protocol, data, DSL aggregation and security services). Revenue attributable to these strategic business units are identified in the following table:

	2003	2002
	(dollars in millions)
Services:
Transport & Infrastructure	$779	$509
Softswitch	644	332
IP & Data	397	138

Total Services Revenue	1,820	979
Reciprocal Compensation	127	122

Total Communications Revenue	$1,947	$1,101

        Transport & Infrastructure revenue in 2003 increased 53% from 2002. The increase is primarily attributable to additional settlement and termination revenue recognized in 2003. As described in Note 4 to the consolidated financial statements, in 2003 Level 3 and XO Communications amended an IRU agreement entered into in a prior year. The amended agreement resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any additional cash payment to the Company. Included within Transport and Infrastructure revenue is a total of $344 million of settlement and termination revenue in 2003 versus $76 million in 2002. Level 3 expects to recognize termination and settlement revenue in the future as customers desire to renegotiate contracts or are required to terminate service. However, the Company is not able to estimate the affect on its financial results caused by these types of transactions until they occur. Additionally, the Company's private line revenue increased in 2003 primarily as a result of the Genuity transaction and wavelength revenue increased from sales to new and existing customers. These were partially offset by declines in amortized revenue, due to the XO settlement noted above, and revenue provided by joint build activities.

        Level 3 significantly expanded its sales efforts towards the U.S. Federal government in 2003 and was successful in securing contracts in 2003. Cash received for a significant portion of this work will be deferred and amortized to revenue over the term of the contracts. In addition to the government opportunities, Level 3 has announced new private line and metropolitan wavelength services that leverage its existing network assets. The Company expects to continue to see pricing pressure in 2004 from distressed carriers that also offer Transport and Infrastructure services, specifically private line and wavelength services.

        Softswitch revenue increased 94% in 2003 compared to 2002. An increase in managed modem dial-up revenue from customers obtained in the Genuity transaction accounted for a significant majority of the increase in revenue, while sales to new and existing customers accounted for the remaining incremental Softswitch services revenue. For the year ended December 31, 2003, the Company provided customers approximately 123 billion minutes of use compared to 55 billion minutes in 2002. This increase in usage was primarily attributable to an increase from customers obtained in the Genuity transaction.

        Level 3's largest managed modem customer, America Online, is expected to reduce overall purchases of fixed service ports for its U.S. dial-up network and to reduce proportionately the number of ports it purchases from Level 3 in the future. The Company believes that this reduction and other factors could result in a year-over-year decline in managed modem related revenue of $100 to $150 million in 2004. In addition to the port cancellation provisions, the contract with America Online contains pricing provisions whereby Level 3 is obligated to provide America Online a reduced price per port rate if Level 3 offers a third party better pricing for comparable services. The Company also expects managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services. These declines are expected to be more gradual, as compared to reductions expected with AOL, and generally in line with overall market declines. Level 3 expects to mitigate this decline by increasing traffic on its network and gaining market share in the managed modem business.

        Level 3 developed and announced several new voice services in the latter half of 2003. These services will leverage Level 3's existing IP network and technologies including those acquired in the Telverse transaction. The Company expects to see an increase in voice revenue in 2004 as a result of these new services; however, due to the development of new sales distribution channels and process and systems development work necessary to scale these new products, the Company does not expect to see a meaningful increase in voice revenue until the latter part of 2004.

        IP & Data revenue increased 188% in 2003 primarily as a result of the Genuity transaction as well as growth in sales to new and existing customers. Level 3 continues to see increased IP and Data usage, however the continued competitive environment for these types of services has resulted in reduced pricing that partially offset the incremental usage in 2003. Increases in DSL aggregation, Internet access and security services all contributed to the increase in IP and Data revenue.

        Reciprocal compensation increased slightly in 2003 and is primarily attributable to an increase in billable minutes partially offset by a decline in reciprocal compensation rates. Certain interconnection agreements with carriers expired in 2002 and 2003. In situations where interconnection agreements are not renewed, the Federal Communications Commission ("FCC") has stated that the parties involved must follow FCC rules with respect to reciprocal compensation for traffic destined for ISPs. These rules may limit the amount of, and growth in, annual billable minutes, and may also require the use of FCC rates with respect to ISP-bound traffic. The amount of billable minutes allowed by the FCC have historically been below those billed by the Company, and the rates and compensation structure adopted by the FCC may result in reduced per-minute-of-use compensation. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company's managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating this type of call, reciprocal compensation revenue may decline significantly over time. In addition, if the Company is subject to the FCC guidelines with respect to billable minutes, Level 3 expects reciprocal compensation revenue will decline in the second half of 2004 as limits on annual billable minutes are reached.

        Level 3 receives reciprocal compensation from a limited number of carriers and is currently negotiating a new interconnection agreement with one of its primary reciprocal compensation customers. During these negotiations, Level 3 continues to bill the customer at the previously contracted amount, but is recognizing revenue at the FCC mandated rates. If the terms of the final contract result in an interconnection rate higher than the FCC rate, Level 3 will recognize, the incremental reciprocal compensation revenue at that time. Level 3 is also negotiating interconnection agreements with several other carriers. As a result, reciprocal compensation revenue may fluctuate from period to period as these negotiations are completed.

        Information services revenue increased from 2002 to 2003 and is attributable to a full year of results in 2003 from the acquisitions of CorpSoft in March of 2002 and Software Spectrum in June of 2002 (CorpSoft was merged into Software Spectrum on December 31, 2002), and increased spending on business software as part of increased information technology spending broadly in the United States that the Company and the IT industry began to experience in the fourth quarter of 2003. Partially offsetting the increase was an increase in the proportion of sales under Microsoft and other software publishers' new licensing programs that result in only a service fee being recognized as revenue. The software reseller industry is highly seasonal, with sales activity and profits typically being higher in the second and fourth quarters of the Company's fiscal year. Revenue from the Software Spectrum business increased from $1.800 billion in 2002 to $1.920 billion in 2003. Software Spectrum has experienced an increase in sales under Microsoft's 6.0 licensing program and similar programs offered by other software publishers in 2003. Under these programs, new enterprise-wide licensing arrangements will be priced, billed and collected directly by the software publishers. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from publishers for these activities. The Company will recognize the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $35 million and $14 million of revenue attributable to these types of contracts in 2003 and 2002 (acquisition date to December 31, 2002), respectively. The selling price of the software sold under these agreements was $634 million and $237 million for the corresponding periods.

        If Microsoft and the other publishers are successful in implementing these licensing programs, it will result in a significant decline in the amount of information services revenue recognized by the Company. The decline in revenue is not expected to have a meaningful affect on operating income (loss), as the Company should experience a corresponding decline in cost of revenue.

        Revenue attributable to (i)Structure's business declined from $96 million in 2002 to $79 million, primarily as a result of the decision to wind down the systems integration business. In the second quarter of 2003, the Company notified its systems integration customers and employees that it would honor its existing contracts. However, once these contracts expire, the Company will no longer be providing systems integration services. The existing contracts expired primarily in the second and third quarters of 2003. Revenue attributable to the outsourcing business declined from $80 million in 2002 to $77 million in 2003 and is attributable to the renewal of customer contracts at lower prices, which is a trend that is being experienced throughout this industry.

        Coal mining revenue declined 5% in 2003 versus 2002. Certain contracts do not require the customer to take delivery of its contracted tonnage if the customer pays the Company the profit it would have earned on the mined coal. In 2003, Level 3 recognized approximately $4 million of fees and revenue from these provisions, as compared to less than $1 million in 2002. In 2003, the difference between the fees received and the contract price resulted in a $7 million decline in coal revenue. This decline was partially offset by increased sales under new long-term contracts. Coal provided to customers is generally sold under long-term contracts. Sales under these long-term contracts represent over 90% of related revenue in 2003 and 2002, respectively.

        Other revenue in 2002 was attributable to California Private Transportation Company, L.P, ("CPTC") the owner-operator of the "91 Express Lanes" toll road in southern California, which was sold in January 2003.

        Cost of Revenue for the communications business in 2003 was $370 million versus $209 million in 2002. Increased network costs attributable primarily to the Genuity transaction are responsible for this increase. Overall, the cost of revenue for the communications business, as a percentage of communications revenue, remained at 19% for 2002 and 2003. Excluding the effects of $346 million and $76 million of termination and settlement revenue in 2003 and 2002, respectively, which typically does not have a corresponding cost of revenue, the cost of revenue as a percentage of revenue, would have increased from 21% during 2002 to 23% during 2003. This increase is attributable to the additional network costs incurred with the acquisition of Genuity assets and operations in the first quarter of 2003. The Company expects cost of revenue to decline slightly from 2003 levels in 2004, as it realizes a full year benefit from the migration of the business acquired from Genuity to the Level 3 Network.

        The cost of revenue for the information services business increased 5% to $1.836 billion. The cost of revenue for the information services businesses, as a percentage of its revenue, was 92% for 2003 and consistent with that of 2002. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results. In 2003 and 2002, Software Spectrum earned approximately $42 million and $49 million, respectively, in rebates which reduced cost of revenue.

        The cost of revenue, as a percentage of revenue, was flat for both the outsourcing and software reselling businesses of the information services segment. The cost of revenue for the coal mining business, as a percentage of revenue, was 73% for 2003 and 68% for the 2002. The lower rate in 2002 is attributable to the release of $4 million in accruals due to favorable resolution of certain royalty issues. In 2003, new lower margin coal sales and increased labor costs at one of the Company's mines were partially offset by contract termination revenue.

        Depreciation and Amortization expense increased by 3% in 2003 to $827 million. The increase is primarily attributable to the tangible and intangible assets acquired in the Genuity transaction in 2003 and the Software Spectrum and Corpsoft acquisitions in 2002, partially offset by shorter lived communications assets placed in service in prior years becoming fully depreciated. Due to decreased capital expenditure levels and communications assets with three and five-year estimated useful lives becoming fully depreciated, Level 3 expects depreciation to decline in 2004.

        Selling, General and Administrative expenses increased 12% to $1.046 billion in 2003. This increase is a result of the additional employees and other expenses associated with the Genuity transaction. The Company's global workforce initially increased by approximately 1,400 employees as a result of this transaction. The additional employees resulted in higher compensation, travel, training and facilities expenses. The Company also experienced an increase in insurance and professional expenses in 2003 as well as selling, general and administrative expenses attributable to the Software Spectrum businesses acquired in 2002. These increases were partially offset by declines in bad debt expense, CPTC's operating expenses, non-cash compensation and property tax expenses. During 2003, the Company received final property valuations and assessments from several jurisdictions for property taxes accrued in 2002 and 2003. These assessments were lower than the Company had previously estimated and, therefore, it reduced the property tax accrual by approximately $8 million during 2003 for 2002 property taxes.

        Level 3 recorded bad debt expense of $7 million in 2003, which was consistent with that of 2002. In 2003, the Company was able to collect approximately $4 million of receivables that had been written off in prior periods, which was recorded as a reduction of bad debt expense. The Company's allowance for bad debts has decreased over the last few years. This is a result of eliminating the receivables and related allowance for amounts that were deemed uncollectible, and improvements in the overall creditworthiness of the Company's customer base.

        Included in operating expenses for 2003 and 2002, were $86 million and $181 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The decrease in non-cash compensation expense is attributable to a decline in the value of grants distributed to eligible employees. Level 3 is currently evaluating its non-cash compensation programs and any changes to these programs, may have an affect on the amount of non-cash compensation recorded in the consolidated statement of operations.

        The Company expects selling, general and administrative expenses to decline slightly in 2004 versus 2003, as the Company realizes the cost savings derived from the Genuity transaction.

        Restructuring and Impairment Charges were $45 million in 2003 and $181 million in 2002. During the first quarter of 2003, Level 3 announced workforce reductions that ultimately will affect approximately 1,200 employees in the communications business by the end of the first quarter of 2004. During 2003, primarily as part of the integration of the business acquired from Genuity, the communications business terminated approximately 1,100 employees and recorded restructuring expenses of $26 million.

        In 2003, the information services business recognized $19 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum, as well as the closure of (i)Structure's system integration operations in Ireland. These actions resulted in the termination of approximately 580 employees in 2003. The restructuring charges include $6 million for lease termination costs for facilities the Company has ceased using.

        In 2002, the Company's communications business recorded impairment charges of $101 million related to a colocation facility in Boston, as well as certain corporate facilities in Colorado and excess communications inventory, which are classified as held for sale in other non-current assets. As a result of the completion of additional colocation space in Boston by other providers, the soft demand for office space in the metropolitan Denver area and the continued overabundance of communications equipment in the secondary markets, the Company believed that these assets were obsolete and that the estimated future undiscounted cash flows attributable to these assets were insufficient to recover their carrying value. The new carrying values of these assets were based on offers received from third parties for the real estate properties or actual sales of similar communication assets.

        In December 2002, Level 3 entered in to a sale leaseback transaction for one of its New York colocation facilities and sold the colocation facility near Boston. The Company recognized a loss on these transactions of approximately $81 million, which is included in restructuring and impairment charges on the consolidated statements of operations.

        The Company recorded a benefit of $13 million for the year ending December 31, 2002, due to the termination of leases for less than had originally been estimated in 2001 and included the benefit as a reduction in restructuring and impairment charges in the consolidated statements of operations in 2002.

        The Company expects to incur additional costs for workforce reductions for both the communications and information services businesses in 2004; however, the Company does not expect these costs to be significant.

        Level 3 conducted a comprehensive review of its communications assets, specifically assets deployed in and along its intercity network, metropolitan networks, in its gateway facilities and its colocation facilities and obligations as of December 31, 2003. The Company determined based upon its projections, that the estimated future undiscounted cash flows attributable to the communications assets exceeded the carrying value of those assets, and therefore, an adjustment to the carrying value of those assets was not necessary. However, future impairment adjustments could be necessary if the Company's actual results and expectations about the communications business should change.

        Adjusted OIBDA is defined by the Company, as operating income/(loss) from the consolidated statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense on the consolidated statements of operations, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is an important part of the Company's internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. Adjusted OIBDA excludes interest expense and income tax expense and other gains/losses not included in operating income. Excluding these items eliminates the expenses associated with the Company's capitalization and tax structures. Note 17 of the consolidated financial statements provides a reconciliation of Adjusted OIBDA for each of the Company's operating segments.

        Adjusted OIBDA for the communications business was $735 million and $281 million for 2003 and 2002, respectively. The increase in 2003 is primarily attributable to the $346 million of termination and settlement revenue recognized by the Company in 2003 versus $76 million in 2002. The level of termination and settlement revenue recognized in 2003 is not expected to continue in 2004. Also contributing to the increase in 2003 were lower network and selling, general and administrative expenses, and earnings attributable to the Genuity transaction. Adjusted OIBDA for the information services business declined from $40 million in 2002, to $10 million for 2003 and is primarily attributable to $19 million of cash restructuring charges recorded in 2003. In addition, the timing of the acquisition of Software Spectrum late in the second quarter of 2002 resulted in higher Adjusted OIBDA levels. A significant portion of the revenue and gross profit for the software business occurs late in the quarter. As a result, the Company was able to record sales and profits while incurring a disproportionately low amount of operating expenses in the second quarter of 2002. In 2003, profits earned by Software Spectrum on the additional sales were more than offset by the additional operating expenses incurred during the period. Adjusted OIBDA for the mining business declined to $17 million in 2003, from $20 million in 2002. The decrease is due to lower revenues, increases in labor costs at one of the Company's mines in 2003 and the reversal of a royalty accrual in 2002. Adjusted OIBDA for the Company's other businesses decreased from a positive $10 million in 2002, to a negative $5 million in 2003. The decline is attributable to the absence of earnings from the 91 Express Lanes toll road, which was sold in January 2003 and increases in legal and other professional fees.

        The Company expects Adjusted OIBDA to decline in 2004 primarily as a result of lower termination revenue from the communications business partially offset by an increase in Adjusted OIBDA from the information services business due to lower restructuring and impairment charges.

        Interest Income was $18 million for 2003 compared to $29 million in 2002. The decrease is primarily attributable to a reduction in the weighted average interest rate earned on cash balances. The Company's average return on its cash and cash equivalents decreased from 1.6% in 2002 to 1.0% in 2003. Pending utilization of cash and cash equivalents, the Company invests the funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company's business.

        Interest Expense, net increased by $7 million from 2002 to $567 million in 2003. Interest expense increased in 2003 primarily as a result of a 50 basis point rate increase on borrowings under the amended Senior Secured Credit Facility that was effective in late 2002, the issuance of the 2.875% Convertible Senior Notes due 2010 in the second quarter of 2003, the issuance of the 9% Convertible Senior Discount Notes due 2013 and 10.75% Senior Notes due 2011 in the fourth quarter of 2003 and the $24 million charge for unamortized deferred debt issuance costs attributable to the termination of the Senior Secured Credit Facility that was charged to interest expense in the third quarter of 2003. The increase in interest expense was partially offset by reduced interest expense due to the repayment of the Senior Secured Credit Facility in October 2003 and the debt for equity transactions that occurred throughout 2003.

        Level 3 expects interest expense to decline in 2004 as a result of the termination of the Senior Secured Credit Facility and the debt for equity transactions completed through the end of 2003.

        Gain on Extinguishment of Debt for 2003 was $41 million and $255 million for 2002. In 2002, the Company had classified gains on the extinguishment of debt as an extraordinary item in the statement of operations. Pursuant to SFAS No. 145, which became effective January 1, 2003, Level 3 reclassified these gains to gains on extinguishment of debt on the consolidated statements of operations for all periods presented.

        In the fourth quarter of 2003, the Company exchanged $61 million aggregate principal amount of its 9.125% Senior Notes due 2008, $53 million aggregate principal amount of its 11% Senior Notes due 2008, $26 million aggregate principal amount of its 11.25% Senior Notes due 2010, and $212 million face value ($210 million carrying value) of its 10.5% Senior Discount Notes due 2008. The Company issued approximately 20 million shares of its common stock worth approximately $105 million in exchange for these senior notes. The net gain on the early extinguishment of the debt, including unamortized debt issuance costs, was $37 million for these transactions.

        In the third quarter 2003, the Company exchanged $18 million aggregate principal amount of its 11% Senior Notes due 2008, $23 million of its 9.125% Senior Notes due 2008 and $2 million aggregate principal amount of its 11.25% Senior Notes due 2010. The Company issued approximately 7 million shares of its common stock with a market value of approximately $41 million. The net gain on the early extinguishment of the debt, including unamortized debt issuance costs, was $2 million for these transactions.

        In the second quarter of 2003, the Company exchanged $100 million aggregate principal amount of its 9.125% Senior Notes due 2008. The Company issued approximately 13 million shares of its common stock with a market value of approximately $96 million. The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $2 million.

        For the year ended December 31, 2002, the Company exchanged $12 million of its senior notes and $175 million face value ($141 million carrying value) of its senior discount notes. The Company issued approximately 15 million shares of its common stock worth approximately $70 million in exchange for these notes. The transactions were accounted for as extinguishments of debt. The net gain on the early extinguishments of the debt, including transaction costs and unamortized debt issuance costs, was $82 million.

        In the first and second quarters of 2002, the Company exchanged $171 million aggregate principal amount of its convertible debt in exchange for the issuance of approximately 12 million shares of its common stock with a market value of approximately $52 million. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26. The net gain on the early extinguishments of the debt, including transactions costs and unamortized debt issuance costs, was $114 million.

        In February 2002, the Company purchased $89 million aggregate principal amount of debt for cash of $31 million. The net gain on the extinguishments of the debt, including transaction costs, realized foreign currency gains and unamortized debt issuance costs, was approximately $59 million.

        Other, net decreased to a loss of $107 million in 2003 from a gain of $108 million in 2002. In 2003, the Company realized a gain of $70 million from the sale of "91 Express Lanes" toll road, $200 million of induced conversion expense resulting from the Company's conversion of convertible debt securities and $3 million of equity earnings from the Company's investment in Commonwealth Telephone. In 2002, the Company realized a gain of $191 million on the sale of approximately 9.6 million shares of Commonwealth Telephone common stock, $88 million of induced conversion expenses resulting from the Company's conversion of convertible debt securities, realized losses of $14 million resulting from the sale of foreign denominated currency and $14 million of equity earnings attributable to Commonwealth Telephone.

        Income Tax Benefit for 2002 was $121 million compared to $50 million for 2003. In 2003, the Internal Revenue Service completed the audit of the Company's 1996 and 1997 Federal tax returns. The resolution of these Federal tax audits and other state tax issues primarily related to its coal mining operations resulted in the Company reducing its deferred tax liabilities and recording an income tax benefit of approximately $50 million in 2003.

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

        Income from Discontinued Operations was $5 million for 2003. During 2003 the Company sold its MFON business and recorded as discontinued operations, operating income of $12 million (from acquisition in February 2003 through its sale in December 2003). Level 3 did not recognize a gain or loss on this transaction, as it occurred within the one year "allocation period" provided under SFAS No. 141.

        The Company also exited Software Spectrum's contact services business and recorded a loss from discontinued operations of $7 million, including a loss of $9 million on the sale of the business. As a result of its decision to exit the contact services business in 2003, the Company has reflected $2 million of operating income attributable to the contact service business in 2002, within discontinued operations.

        Cumulative Effect of Change in Accounting Principle of $5 million resulted from the adoption of SFAS No. 143 as of January 1, 2003. The $5 million reflects the net change in accrued reclamation liability attributable to the Company's coal operations.

Results of Operations 2002 vs. 2001

        Revenue for 2002 and 2001 is summarized as follows:

	2002	2001
	(dollars in millions)
Communications	$1,101	$1,298
Information Services	1,896	123
Coal Mining	84	87
Other	30	25

	$3,111	$1,533

Communications Revenue:

	2002	2001
	(dollars in millions)
Services:
Transport & Infrastructure	$509	$557
Softswitch	332	210
IP & Data	138	109

Total Services Revenue	979	876
Reciprocal Compensation	122	134
Upfront Dark Fiber	—	288

Total Communications Revenue	$1,101	$1,298

        Transport and infrastructure revenue declined 9% in 2002 from 2001 levels. The decline was primarily due to reductions in joint build revenue and transoceanic revenue. Level 3 earned $14 million and $35 million of revenue in 2002 and 2001, respectively, for joint build management services provided to other communications companies. Joint build revenue declined as a result of Level 3 substantially completing the construction of its terrestrial fiber optic network in 2001. Level 3 also recognized $68 million of revenue from the partial sale of its transatlantic submarine system to Viatel in 2001. Partially offsetting these declines was an increase in settlement and termination revenue. For some customers, Level 3 is able to negotiate and collect termination penalties. Level 3 recognized $76 million and $57 million of services revenue in 2002 and 2001, respectively, for fees or penalties associated with early termination of services. The Company also recognized approximately $20 million of revenue in 2002 primarily attributable to contract settlements and metropolitan network conduit sales in which title was transferred.

        Softswitch service revenue improved significantly in 2002 primarily due to increased demand for managed modem services. The Company's softswitch technology enables it to have a lower cost structure than most of its competitors and therefore is able to be very competitive in this particular market. Overall, Level 3 provided 55 billion minutes of use in 2002 versus 35 billion in 2001. The increase in minutes and revenue was primarily attributable to services provided to existing ISP customers. Slight declines in voice revenue partially offset the improved managed modem revenue figures.

        IP and Data revenue increased 27% in 2002 compared to 2001. The increase is due to higher usage levels by new and existing customers.

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

        Information services revenue, which is comprised of the businesses of (i)Structure, and Software Spectrum increased from $123 million in 2001 to $1,896 million for 2002. This increase is primarily attributable to the inclusion of $1,800 million of revenue in 2002 reflecting activity subsequent to the acquisitions of CorpSoft and Software Spectrum, which occurred late in the first and second quarters of 2002, respectively. The software reseller industry is highly seasonal, with revenue and profits typically being higher in the second and fourth quarters of the Company's fiscal year. However, due to Microsoft's special upgrade promotions that accelerated sales into the third quarter of 2002, that likely would have occurred during the fourth quarter, the Company did not see the pronounced effects of the usual seasonality during the fourth quarter of 2002. (i)Structure's revenue declined in 2002 primarily as a result of lower systems integration revenue. Revenue attributable to the systems integration business of $16 million was below 2001 levels of $38 million, due to certain contracts expiring and (i)Structure continuing to focus on its outsourcing business.

        Coal mining revenue was $84 million for 2002 compared to $87 million for 2001. The decline in revenue is attributable to scheduled reductions in contracted tonnage for a number of customers in 2002 partially offset by an increase in spot coal sales.

        Other revenue for the 2002 period was comparable to 2001 and is primarily attributable to CPTC.

        Cost of Revenue for 2002 for the communications business was $209 million, representing a 65% decrease over 2001 cost of revenue of $593 million. This decrease is a result of the lack of costs in 2002 associated with pre-June 30, 1999 dark fiber sales, recognized as up front revenue, and the migration of customer traffic from a leased network to the Company's own network. Overall, the cost of revenue for the communications business, as a percentage of communications revenue, decreased significantly from 46% in 2001 to 19% in 2002. Overall, the cost of revenue for the information services businesses, as a percentage of its revenue, was 92% for 2002 up from 71% in 2001. The cost of revenue, as a percentage of revenue, of the information services' outsourcing and systems integration businesses in 2001 and 2002 were comparable at 71%. Cost of revenue, as a percentage of revenue was approximately 93% for Software Spectrum in 2002, which management believes is typical of the software reseller industry. The cost of revenue for the coal mining business, as a percentage of revenue, was 68% for 2002 and 2001, respectively. The release of $4 million in certain royalty accruals for a matter which was favorably resolved in 2002 was partially offset by an increase in higher cost spot coal sales.

        Depreciation and Amortization expenses for 2002 were $801 million, a 29% decrease from depreciation and amortization expenses of $1.122 billion recorded in 2001. This decrease is primarily attributable to the reduced basis of the Company's communications assets resulting from the $3.2 billion impairment charge recorded in the fourth quarter of 2001 and a $35 million charge recorded in the second quarter of 2001 for the write down of certain corporate facilities. The Company also amortized $22 million of goodwill attributable to the 1998 acquisition of XCOM Technologies, Inc. in 2001. Goodwill attributable to this investment has not been amortized in 2002 as a result of the adoption of SFAS No. 142. In addition, certain assets with two and three-year depreciable lives became fully depreciated in late 2001 and during 2002. Partially offsetting these declines was $25 million of amortization expense attributable to the intangible assets acquired in the McLeod, CorpSoft and Software Spectrum transactions completed in 2002.

        Selling, General and Administrative expenses decreased from $1.297 billion in 2001 to $934 million in 2002. This decrease reflects the Company's efforts to reduce and tightly control operating expenses. The Company has reduced its global communications workforce by approximately 2,700 employees since the beginning of 2001. Reductions in employee related costs, including compensation, facilities costs, recruiting and training, as well as lower professional, travel and bad debt expenses contributed to the decline in selling, general and administrative costs. The Company was also able to settle certain matters for amounts less than previously recorded and release compensation and other accruals as the issues were resolved at amounts less than originally estimated. These items resulted in a decrease in operating expenses of $28 million in 2002. These reductions were partially offset by $97 million of selling, general and administrative expenses attributable to Software Spectrum. Included in operating expenses for 2002 and 2001, were $181 million and $314 million, respectively, of non-cash compensation expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The decline in non-cash compensation was a result of decreased headcount and a decline in the value of equity based compensation awards distributed to employee-owners and consultants.

        Restructuring and Impairment Charges of $181 million and $3.35 billion were recorded in 2002 and 2001, respectively. In 2002, Level 3 recorded restructuring charges of $8 million for costs associated with workforce reductions. In the second quarter of 2002, a $3 million restructuring charge was recorded for costs associated with a workforce reduction of approximately 200 employees in the communications business in North America and Europe. In the third quarter the Company recorded a restructuring charge of $5 million primarily for severance and employee related costs associated with the integration of CorpSoft and Software Spectrum. Approximately 100 employees, primarily in Boston, were affected by the workforce reduction. The Company was able to record a benefit of $13 million for the year ending December 31, 2002, due to the successful termination of leases for less than had originally been estimated in 2001 and included it as a reduction in restructuring and impairment charges in the consolidated statements of operations in 2002.

        The Company recorded impairment charges of $101 million related to a colocation facility in Boston, as well as certain corporate facilities in Colorado and excess communications inventory, which are classified as held for sale in other non-current assets. As a result of the completion of additional colocation space in Boston by other providers, the soft demand for office space in the metropolitan Denver area and the continued overabundance of communications equipment in the secondary markets, the Company believed that these assets were obsolete and that the estimated future undiscounted cash flows attributable to these assets were insufficient to recover their current carrying value. The new carrying values of these assets are based on offers received from third parties for the real estate properties or actual sales of similar communications assets.

        In December 2002, Level 3 entered in to a sale leaseback transaction for one of its New York colocation facilities and sold the colocation facility near Boston. The Company recognized a loss on these transactions of approximately $81 million, which is included in restructuring and impairment charges on the consolidated statements of operations.

        In addition to the New York sale leaseback transaction, the Company also entered into a sale leaseback transaction for a colocation facility in London in 2002. These two transactions will initially increase annual rent expense by approximately $8 million; however, the Company will only be obligated to pay for its share of the maintenance costs which is expected to result in annual savings of approximately $9 million.

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

        The financial problems of many of the "dot-coms", emerging carriers and competitors, a weakening economy, and changing customer focus, led to an over-capacity of colocation space in several U.S. and European markets. Level 3 attempted to sell or sublease its excess colocation space; however, market rates at the time for much of the space were below the carrying values of the assets or the rental rates originally projected by the Company. As a result, the 2001 impairment charge included approximately $1.6 billion related to its colocation assets, which included owned facilities, leasehold improvements and related equipment.

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

        The completion of several transoceanic cable systems in the second half of 2001 and the expected completion of additional systems in 2002, resulted in an over abundance of transoceanic capacity. This excess capacity, combined with limited demand, adversely affected the transoceanic capacity markets. At current pricing levels at December 31, 2001, the Company did not believe it would recover its investment in transoceanic capacity from the future cash flows of these assets. As a result, the impairment charge in the fourth quarter of 2001 included approximately $320 million for its transatlantic submarine assets based on the discounted estimated cash flows in future periods.

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

        Gain on Debt Extinguishment for 2002 was $255 million. In the first and second quarters of 2002, the Company exchanged $171 million aggregate principal amount of its convertible debt for approximately 12 million shares of its common stock with a market value of approximately $52 million. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26 "Early Extinguishment of Debt." The net gain on the early extinguishments of the debt, including transactions costs and unamortized debt issuance costs, was $114 million.

        For the year ended December 31, 2002, the Company exchanged $12 million of its senior notes and $175 million face value ($141 million carrying value) of its senior discount notes. The Company issued approximately 15 million shares of its common stock worth approximately $70 million in exchange for these notes. The transactions were accounted for as extinguishments of debt. The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $82 million.

        In February 2002, the Company purchased $89 million aggregate principal amount of debt for cash of $31 million. The net gain on the extinguishment of the debt, including transaction costs, realized foreign currency gains and unamortized debt issuance costs, was approximately $59 million.

        The gain on debt extinguishments was $1.075 billion for 2001. In 2001, the Company conducted a "Modified Dutch Auction" tender offer for a portion of the Company's senior debt and convertible debt securities. Under the "Modified Dutch Auction" procedure, the Company purchased debt with a face value of approximately $1.7 billion, plus accrued interest, for a total purchase price of approximately $731 million in cash. The net gain on the purchase, including transaction costs, foreign currency gains and unamortized debt issuance costs, was approximately $967 million.

        The Company exchanged $194 million of its convertible subordinated notes in 2001 for approximately 15.9 million shares of its common stock worth approximately $72 million. The net gain on the extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $117 million.

        Offsetting these gains in 2001 were $9 million of prepayment expenses CPTC incurred to refinance its development and construction debt.

        Other, net increased to $108 million in 2002 from $18 million in 2001. In 2002, the Company realized a gain of $191 million on the sale of the Commonwealth Telephone shares and equity earnings attributable to Commonwealth Telephone of $14 million, partially offset by $88 million of induced conversion expenses resulting from the Company's exchange of convertible debt securities and realized losses of $14 million resulting from the sale of foreign denominated currency. In 2001, other, net included a $37 million charge for an other than temporary decline in the value of investments, $27 million of income recognized when Level 3 settled and was released from an obligation to provide services to an investee, a $17 million gain on the sale of foreign denominated securities, $19 million of losses associated with the disposal of certain fixed assets and $16 million of equity earnings attributable to Commonwealth Telephone.

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

        Discontinued Operations included the results of operations and the estimated loss on the disposal of Level 3's Asian assets. On December 19, 2001, Level 3 announced that it had agreed to sell its Asian telecommunications business to Reach Ltd. for no cash consideration. The transaction closed on January 18, 2002. As of December 31, 2001, the net carrying value of Level 3's Asian assets was approximately $465 million. In accordance with SFAS No. 144, Level 3 recorded an impairment loss, within discontinued operations, equal to the difference between the carrying value of the assets and their fair value. Based upon the terms of the sale agreement, the Company also paid $49 million in certain remaining capital obligations it assumed for the two submarine systems to be sold to Reach, and transaction costs. The losses from the discontinued Asian operating activities in 2001 were $89 million.

        Discontinued operations in 2002 included the operations of Software Spectrum's contact service business. The Company completed the sale of the business in the second quarter of 2003.

Financial Condition — December 31, 2003

        Cash provided by operating activities improved from a $431 million use of cash for 2002 to $24 million source of cash in 2003. Changes in components of working capital including accounts payable and other current liabilities, primarily in the information services business and improvements in the operating results of the communications business were responsible for the improvement. The improved results were partially offset by an increase in accounts receivable of $61 million in 2003 for the communications business. The Company's contractual terms and conditions permit Level 3 to bill the customer at the beginning of the service period. The vast majority of customer contracts acquired in the Genuity transaction require billings to be made at the end of the service period, or in arrears. As a result, the receivables for the communications business increased significantly at December 31, 2003 as compared to the receivable balance at December 31, 2002. Overall, cash flows from operating activities in 2003 were ($3) million for the communications business (includes interest income and interest expense of $376 million, net), $21 million for the information services business and $6 million for remaining businesses.

        Investing activities primarily include the Genuity transaction for $109 million, including transaction costs, and gross capital expenditures, primarily communications equipment, of $191 million and a decrease in restricted cash of $9 million. The Company received $46 million of proceeds from the sale of its share of the 91 Express Lanes toll road operations and $58 million from the sale of property, plant and equipment and other investments in 2003.

        Financing sources in 2003 consisted of $361 million and $487 million of proceeds from the issuance of 2.875% Convertible Senior Notes and the 10.75% Senior Notes, respectively. The Company used the proceeds from the 10.75% Senior Notes and cash on hand to repay long-term debt of $772 million, primarily the Senior Secured Credit Facility and capital leases acquired in the Genuity transaction. In addition to the cash used to repay the Senior Secured Credit Facility, Level 3 also used $400 million of restricted securities to fully repay purchase money indebtedness borrowed under the facility. In 2003, Level 3 converted $500 million of 9% Junior Convertible Subordinated Notes to equity and repurchased approximately $500 million of other long-term debt by issuing approximately $950 million of common stock and $208 million of newly issued 9% Convertible Senior Discount Notes due 2013. The Company was also able to reduce its long-term debt by approximately $139 million due to the sale of the "91 Express Lanes" in January 2003. In addition to cash proceeds, the buyer also assumed the obligations of the toll road at the time of closing.

        The Company's discontinued contact services business provided approximately $9 million of cash in 2003, including $4 million of net proceeds from the sale of the business. In addition, MFON provided approximately $12 million of cash from operating activities in 2003 and $16 million of proceeds from the sale of MFON in December 2003.

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

        The further development of the communications business will continue to require significant expenditures, including new service development costs. These expenditures may result in negative cash flows from operating activities and operating losses for the Company in the near future. The Company's expenditures will be primarily attributable to operating expenses, capital expenditures and interest payments. The Company expects base capital expenditures (capital required to keep the network operating efficiently) to be approximately $100 million in 2004. The majority of the Company's ongoing capital expenditures are expected to be success-based, which are tied to incremental revenue. The Company expects success-based capital expenditures to increase in 2004 as a result of new government contracts awarded in 2003. The Company expects to pay in cash in 2004, based on debt levels at December 31, 2003, $422 million of interest expense.

        Level 3 has approximately $1.129 billion of cash on hand at December 31, 2003. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.

        The Company estimates that its current liquidity and cash flows provided by operating activities will be sufficient to operate the business and will not require additional sources of financing. Cash flows from operating activities will fluctuate in 2004 and will be a function of revenue growth from existing and new services, the Company's management of network, selling, general and administrative, and capital expenditures and expected improvements in the operating performance of Software Spectrum due to the restructuring efforts made in 2003. The Company's previous debt and equity offerings have given the Company the ability to develop its business. However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business the Company, in January 2001, filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. In July 2002, the Company sold $500 million of its 9% Junior Convertible Subordinated Notes due 2012 under this shelf registration statement. In 2003, the Company sold approximately $374 million of its 2.875% Senior Convertible Notes under this shelf registration statement. The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $2.3 billion of additional securities to fund its business, although there can be no assurance that the Company could raise such amounts on acceptable terms or at the time the funding is necessary.

        In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets to fund portions of the business plan. In 2003, the Company received approximately $46 million of proceeds for its interest in the "91 Express Lanes", $16 million from the sale of the MFON business acquired in the Genuity transaction and $4 million from the sale of Software Spectrum's contact service business. The Company also announced in January 2004 that it had sold its remaining equity position in Commonwealth Telephone for approximately $41 million. In addition, the Company has announced that it will seek to sell or sublease excess real estate and may enter into sale leaseback transactions for required communications facilities. In 2003, Level 3 was able to generate approximately $35 million of cash from these types of transactions. With the sale of Commonwealth Telephone shares, MFON and certain real estate transactions in 2003, management believes that the Company has now sold the substantial majority of its valuable non-core assets.

        The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling or leasing fiber optic capacity or access to its conduits. In addition, proceeds from dispositions of the Company's assets may not reflect the assets' intrinsic values. Further, expenses may exceed the Company's estimates and the financing needed may be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the business plan and could result in additional impairment charges on communications assets.

        In connection with the implementation of the Company's business, management continues to review the existing businesses to determine how those businesses will assist with the Company's focus on delivery of communications and information services and reaching financial objectives. To the extent that certain businesses are not considered to be compatible with the delivery of communication and information services or with obtaining these financial objectives, the Company may exit those businesses. It is possible that the decision to exit these businesses could result in the Company not recovering its investment in the businesses and, in those cases, a significant charge to earnings could result.

        Level 3 is aware that the various issuances of its outstanding senior notes, senior discount notes and convertible subordinated notes may to trade at discounts to their respective face or accreted amounts. In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, Level 3 or its affiliates may, from time to time, purchase these outstanding debt securities for cash or exchange shares of Level 3 common stock for these outstanding debt securities pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in open market or privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to shareholders. The amounts involved in any such transactions, individually or in the aggregate, may be material.

        Current economic conditions of the telecommunications and information services industry, combined with Level 3's financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices. Level 3 continues to evaluate these opportunities and could make additional acquisitions in 2004.

Off-Balance Sheet Arrangements

        Level 3 has not entered into off-balance sheet arrangements that have had, or are likely to have, a current or future material effect to its results of operations or its financial position.

        The following tables summarize the contractual obligations and commercial commitments of the Company at December 31, 2003, as further described in the notes to the financial statements.

Payments Due by Period	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-Term Debt, including current portion	$5,102	$2	$117	$2,377	$2,606
Capitalized Leases	273	123	150	—	—
Asset Retirement Obligations	127	1	4	5	117
Operating Leases	810	84	157	151	418
Purchase Obligations	43	43	—	—	—
Other Commercial Commitments
Letters of Credit	28	8	—	2	18

        The Company's debt instruments contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. If the Company should fail to comply with these covenants, amounts due under the instruments may be accelerated at the note holder's discretion.

        The value of the Company's communications asset retirement obligations have been discounted to reflect the assumption that Level 3 will use the underlying assets over the entire lease term. If Level 3 should elect to abandon these assets before the end of the lease term, it may be required to remediate the leased property to its original condition at the time of abandonment and possibly at amounts higher than the obligation recorded on the consolidated balance sheet. The asset retirement obligations for the coal business are based on the estimated total cost to restore the mined properties to meet compliance with laws governing surface mining. These estimated costs are calculated based on the expected future risk adjusted cash flows to remediate such properties discounted at a risk-free rate.

        The asset retirement obligations are calculated based on the several assumptions which could change over time. If actual results differ from the assumptions used, the amounts required to remediate the properties may differ significantly from the amounts reflected in the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. As of December 31, 2003, the Company had borrowed $119 million under a commercial mortgage. Amounts drawn on the debt instrument bear interest at the alternate base rate or LIBOR rate plus an applicable margin. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the mortgage. The interest rate based on the remaining variable rate instrument of $119 million at December 31, 2003, was approximately 3.67%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 4.67%) would increase annual interest expense of the Company by approximately $1.2 million. At December 31, 2003, the Company had $5.26 billion of fixed rate debt bearing a weighted average interest rate of 9.4%. A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums. The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash.

        Level 3 continued to hold positions in certain publicly traded entities, primarily Commonwealth Telephone and RCN as of December 31, 2003. The Company accounts for the investment in RCN using the equity method. The investment in Commonwealth Telephone is accounted for using the cost method and due to its status as available for sale, it is recorded at its fair value of $42 million on the consolidated balance sheet. The market value of the Company's holdings in RCN was approximately $18 million at December 31, 2003, which is higher than its carrying value of zero. Level 3 announced that it had sold its remaining stake in Commonwealth Telephone in January 2004 for $41 million. In February 2004, RCN indicated that it would likely file for Chapter 11 bankruptcy protection. As a result, the market value of the Company's investment in RCN declined to $9 million as of March 5, 2004. The Company does not currently utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

        The Company's business plan includes operating a telecommunications network and information services business in Europe. As of December 31, 2003, the Company had invested significant amounts of capital in the region for its communications business. The Company issued €800 million (€425 million outstanding at December 31, 2003) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of December 31, 2003, the Company held only enough foreign denominated currency to fund its immediate working capital obligations. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. Foreign exchange rate fluctuations in 2003 did not have a material effect on Level 3's results of operations and financial position. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

        The change in interest rates is based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

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

        Andersen's report dated January 29, 2002, (except with respect to matters discussed in Note 17 to the financial statements, as to which the date is March 13, 2002) on the Registrant's 2001 financial statements was issued on March 13, 2002, in conjunction with the filing of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

ITEM 9A. CONTROLS AND PROCEDURES

        (a)    Disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Internal controls.    There was no change in Level 3's internal controls over financial reporting that have occurred during the fourth quarter 2003 that has materially affected or is reasonably likely to materially affect, Level 3's internal controls over financial reporting.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included in Item 1. Business above under the caption "Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        KPMG LLP serves as the Company's independent auditors. The following table presents fees (excluding expenses) for professional audit services rendered by KPMG LLP for the audit of the Level 3 annual financial statements for the years ended December 31, 2003, and 2002 and fees billed for other services rendered by KPMG LLP during those periods.

	2003	2002
Audit Fees(1)	$2,067,000	$1,306,000
Audit-Related Fees(2)	$151,000	$59,000
Tax Fees(3)	$58,000	$75,000
All Other Fees	0	0

Total Fees	$2,276,000	$1,440,000

(1)
Audit fees consisted principally of fees for the audit of financial statements, including statutory audits of foreign subsidiaries and fees relating to comfort letters and registration statements.

(2)
Audit related fees consisted principally of fees for audits of employee benefit plans, agreed-upon procedures reports and due diligence activities.

(3)
Tax fees consisted principally of fees for tax consultation and tax compliance activities.

        The Audit Committee of the Board of Directors of Level 3 is responsible for appointing, setting compensation, and overseeing the work of the independent public accountants. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent public accountants in order to assure the public accountant's independence. The Audit Committee has adopted a pre-approval process with respect to the provision of audit and non-audit services to be performed by KPMG LLP. This pre-approval process requires the Audit Committee to review and approve all audit services and permitted non-audit services to be performed by KPMG LLP. Pre-approval fee levels for all services to be provided by KPMG LLP are established annually by the Audit Committee. Audit services are subject to specific pre-approval while audit-related services, tax services and all other services may be granted pre-approvals within specified categories. Any proposed services exceeding these levels require specific pre-approval by the Audit Committee. Additionally, the Audit Committee may delegate either type of pre-approval authority to one or more if its members. A report, for informational purposes only, of any pre-approval decisions made by a single member of the Audit Committee is made to the full Audit Committee on at least a quarterly basis. One hundred percent of the services that required pre-approval by the Audit Committee received that approval.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)   Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

3.1	Restated Certificate of Incorporation dated March 31, 1998 (Exhibit 1 to Registrant's Form 8-A filed on April 1,1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated June 3, 1999).
3.3	Specimen Stock Certificate of Common Stock, par value $.01 per share (Exhibit 3 to the Registrant's Form 8-A filed on March 31, 1998).
3.4	Amended and Restated By-laws as of May 23, 2001 (Exhibit 3 to Registrant's Current Report on Form 8-K filed on November 7, 2003).
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
4.9
Amended and Restated Indenture dated as of July 8, 2003, by and between the Company and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as trustee (amends and restates the Senior Debt Indenture, a Form of which was filed as an Exhibit to the Company's Registration Statement on Form S-3-File No. 333-68887) (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 8, 2004).
4.10
First Supplemental Indenture, dated as of July 8, 2003, by and between the Company and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as trustee (Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed July 8, 2004).
4.11
Indenture, dated as of October 1, 2003, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc. as Issuer and The Bank of New York as Trustee relating to the Level 3 Financing, Inc. 10.75% Senior Notes due 2011.
4.12	Indenture, dated as of October 24, 2003, by and between the Registrant and The Bank of New York as Trustee relating to the Registrant's 9% Convertible Senior Discount Notes due 2013.
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
10.3	Form of Aircraft Time-Share Agreement (Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.1
Asset Purchase Agreement by and among Level 3 Communications, Inc., Level 3 Communications, LLC, Genuity Inc., and the subsidiaries of Genuity Inc. listed on the signature page thereto, dated as of November 27, 2002 (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 2, 2002).

10.4.2
Amendment, Consent and Waiver to the Asset Purchase Agreement, dated as of December 30, 2002, effective as of November 27, 2002, by and among the Registrant, the Purchasers and the Sellers (Exhibit 10.1 to the Registrant's current report on Form 8-K dated January 3, 2003).
10.4.3
Second Amendment and Waiver to the Asset Purchase Agreement, dated as of January 24, 2003, by and among the Registrant, the Purchasers and the Sellers (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 4, 2003).
10.4.4
Third Amendment and Waiver to the Asset Purchase Agreement, dated as of January 31, 2003, by and among the Registrant, the Purchasers and the Sellers (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 4, 2003).
10.4.5	Transition Services Agreement, dated as of February 4, 2003, by and among the Purchasers and the Sellers (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated February 4, 2003).
10.5	Warrant Agreement, dated as of April 15, 2002, between the Registrant and Walter Scott, Jr. (Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for 2002).
21	List of subsidiaries of the Company.
23.1	Consent of KPMG LLP.
23.2	Information Regarding Consent of Arthur Andersen LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Reports on Form 8-K filed by the Registrant during the fourth quarter of 2003 include the following:

        On November 7, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K regarding the amended and restated by-laws of the Company;

        On October 24, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K a press release relating to, among other things, third quarter 2003 financial results; and

        On October 1, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K a press release relating to the termination of a senior secured credit facility.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

        Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Level 3 Communications, Inc.:

        We have audited the consolidated balance sheets of Level 3 Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 consolidated financial statements of Level 3 Communications, Inc. as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the consolidated financial statements in their report dated January 29, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 1 to the consolidated financial statements, Level 3 Communications, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

        As discussed above, the 2001 consolidated financial statements of Level 3 Communications, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in notes 1 and 11, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002, and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which was adopted by the Company as of January 1, 2003. In our opinion, the disclosures for 2001 in notes 1 and 11 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Level 3 Communications, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Denver, Colorado
March 1, 2004

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

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three years ended December 31, 2003

	2003	2002	2001
	(dollars in millions, except per share data)
Revenue:
Communications	$1,947	$1,101	$1,298
Information Services	1,999	1,896	123
Coal Mining	80	84	87
Other	—	30	25

Total revenue	4,026	3,111	1,533
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	370	209	593
Information Services	1,836	1,742	90
Coal Mining	58	57	59

Total cost of revenue	2,264	2,008	742
Depreciation and amortization	827	801	1,122
Selling, general and administrative	1,046	934	1,297
Restructuring and impairment charges	45	181	3,353

Total costs and expenses	4,182	3,924	6,514

Operating Loss	(156)	(813)	(4,981)
Other Income (Expense):
Interest income	18	29	161
Interest expense, net	(567)	(560)	(646)
Gains on early extinguishment of debt	41	255	1,075
Other, net	(107)	108	18

Total other income (expense)	(615)	(168)	608

Loss from Continuing Operations Before Income Tax and Change in Accounting Principle	(771)	(981)	(4,373)
Income Tax Benefit	50	121	—

Loss from Continuing Operations	(721)	(860)	(4,373)
Income (Loss) from Discontinued Operations	5	2	(605)

Net Loss Before Change in Accounting Principle	(716)	(858)	(4,978)
Cumulative Effect of Change in Accounting Principle	5	—	—

Net Loss	$(711)	$(858)	$(4,978)

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(1.28)	$(2.11)	$(11.70)

Income (Loss) from Discontinued Operations	$.01	$—	$(1.62)

Cumulative Effect of Change in Accounting Principle	$.01	$—	$—

Net Loss	$(1.26)	$(2.11)	$(13.32)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(dollars in millions, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$1,129	$1,142
Marketable securities	42	—
Restricted cash	74	99
Receivables, less allowances for doubtful accounts of $28 and $29, respectively	561	527
Other	140	171

Total Current Assets	1,946	1,939
Net Property, Plant and Equipment	5,727	6,005
Restricted Cash	61	467
Goodwill and Intangibles, net	459	380
Other Assets, net	100	172

	$8,293	$8,963

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$651	$691
Current portion of long-term debt	125	4
Accrued payroll and employee benefits	135	147
Accrued interest	100	92
Deferred revenue	189	199
Other	231	220

Total Current Liabilities	1,431	1,353
Long-Term Debt, less current portion	5,250	6,102
Deferred Revenue	954	1,264
Accrued Reclamation Costs	90	92
Other Liabilities	387	392
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 677,828,634 outstanding in 2003 and 443,556,864 outstanding in 2002	7	4
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	7,360	6,273
Accumulated other comprehensive loss	(90)	(132)
Accumulated deficit	(7,096)	(6,385)

Total Stockholders' Equity (Deficit)	181	(240)

	$8,293	$8,963

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three years ended December 31, 2003

	2003	2002	2001
	(dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(711)	$(858)	$(4,978)
(Income) loss from discontinued operations	(5)	(2)	605
Cumulative effect of change in accounting principle	(5)	—	—

Loss from continuing operations	(721)	(860)	(4,373)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Equity earnings, net	(3)	(14)	(16)
Depreciation and amortization	827	801	1,122
Induced conversion expense on convertible debt	200	88	—
Gain on debt extinguishments, net	(41)	(255)	(1,075)
Dark fiber and submarine cable non-cash cost of revenue	—	4	160
Loss on impairments and asset sales	—	182	3,245
(Gain) loss on sale of property, plant and equipment, Commonwealth shares and other assets	(74)	(189)	3
Non-cash compensation expense attributable to stock awards	86	181	314
Deferred revenue	(267)	49	706
Deferred income taxes	(57)	16	8
Amortization of debt issuance costs	42	40	27
Accreted interest on discount debt	106	110	116
Accrued interest on long-term debt	25	9	(37)
Change in working capital items net of amounts acquired:
Receivables	(26)	(26)	275
Other current assets	41	(77)	(4)
Payables	(55)	(340)	(666)
Other liabilities	(48)	(117)	115
Other	(11)	(33)	221

Net Cash Provided by (Used in) Continuing Operations	24	(431)	141
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	—	200	3,670
Purchases of marketable securities	—	—	(1,162)
Decrease (increase) in restricted securities	9	(410)	56
Capital expenditures	(191)	(218)	(2,325)
Release of capital expenditure accruals	28	215	—
Purchase of assets held for sale, net	—	—	(110)
Investments and acquisitions	(2)	(16)	—
Genuity acquisition	(109)	—	—
McLeod acquisition	—	(51)	—
CorpSoft acquisition, net of cash acquired of $34	—	(93)	—
Software Spectrum acquisition, net of cash acquired of $40	—	(94)	—
Proceeds from sale of toll road operations	46	—	—
Proceeds from sale of Commonwealth shares	—	326	—
Proceeds from sale of property, plant and equipment, and other investments	58	130	67

Net Cash Provided by (Used in) Investing Activities	$(161)	$(11)	$196

(continued)
See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the three years ended December 31, 2003

	2003	2002	2001
	(dollars in millions)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$848	$490	$761
Payments and repurchases of long-term debt, including current portion	(772)	(159)	(812)
Stock options exercised	3	1	2

Net Cash Provided by (Used in) Financing Activities	79	332	(49)
Net Cash Provided by (Used in) Discontinued Operations	37	(45)	(226)
Effect of Exchange Rates on Cash and Cash Equivalents	8	—	(20)

Net Change in Cash and Cash Equivalents	(13)	(155)	42
Cash and Cash Equivalents at Beginning of Year	1,142	1,297	1,255

Cash and Cash Equivalents at End of Year	$1,129	$1,142	$1,297

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$394	$414	$598
Noncash Investing and Financing Activities:
Common stock issued in exchange for long term debt	$953	$466	$72
Long-term debt principal retired by issuing common stock	1,007	582	194
Accrued interest paid with common stock	10	—	—
Common stock issued for Telverse acquisition	29	—	—
Long-term debt extinguished due to sale of toll road operations.	139	—	—
Settlement of debt obligation and current liabilities with restricted securities	410	—	—
Capital leases assumed in Genuity transaction	309	—	—
Decrease in deferred revenue related to Genuity transaction	76	—	—
Warrants issued (cancelled) in exchange for construction services	(2)	—	32

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the three years ended December 31, 2003

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(dollars in millions)
Balances at December 31, 2000	$4	$5,167	$(73)	$(549)	$4,549
Common Stock:
Issued to extinguish long-term debt	—	72	—	—	72
Warrants issued for capital assets	—	32	—	—	32
Stock options exercised	—	2	—	—	2
Stock plan grants	—	312	—	—	312
Shareworks plan	—	17	—	—	17
Net Loss	—	—	—	(4,978)	(4,978)
Other Comprehensive Loss	—	—	(71)	—	(71)

Balances at December 31, 2001	4	5,602	(144)	(5,527)	(65)
Common Stock:
Issued to extinguish long-term debt	—	466	—	—	466
Stock options exercised	—	1	—	—	1
Stock plan grants	—	168	—	—	168
Shareworks plan	—	36	—	—	36
Net Loss	—	—	—	(858)	(858)
Other Comprehensive Income	—	—	12	—	12

Balances at December 31, 2002	4	6,273	(132)	(6,385)	(240)
Common Stock:
Issued to extinguish long-term debt	3	950	—	—	953
Stock options exercised	—	3	—	—	3
Stock plan grants	—	57	—	—	57
Shareworks plan	—	36	—	—	36
401(k) plan	—	14	—	—	14
Warrants cancelled	—	(2)	—	—	(2)
Telverse acquisition	—	29			29
Net Loss	—	—	—	(711)	(711)
Other Comprehensive Income	—	—	42	—	42

Balances at December 31, 2003	$7	$7,360	$(90)	$(7,096)	$181

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three years ended December 31, 2003

	2003	2002	2001
	(dollars in millions)
Net Loss	$(711)	$(858)	$(4,978)
Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation adjustments	31	24	(21)
Unrealized holding gains (losses) on marketable equity securities and other arising during period	14	(21)	(4)
Reclassification adjustment for (gains) losses included in net loss	(3)	9	(46)

Other Comprehensive Income (Loss), Before Tax	42	12	(71)
Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—

Other Comprehensive Income (Loss) Net of Taxes	42	12	(71)

Comprehensive Loss	$(669)	$(846)	$(5,049)

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

        In 2003, Level 3 sold Software Spectrum Inc.'s contact service business and the Midwest Fiber Optic Network ("MFON") business acquired in the Genuity Inc. ("Genuity") transaction. In addition, the Company agreed to sell its Asian telecommunications business to Reach Ltd. ("Reach") in 2001. Therefore, the results of operations and cash flows for these businesses have been classified as discontinued operations in the consolidated financial statements (See Note 3).

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

        Termination revenue is also recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. In addition, termination revenue is recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet. Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide leased facilities or services for consideration previously received and for which revenue recognition has been deferred. Termination/settlement revenue is reported in the same manner as the original product or service provided, and amounted to $346 million, $76 million, and $57 million in 2003, 2002, and 2001, respectively (See Note 4).

        Level 3 entered into joint build arrangements during the construction of its North American and European networks in which it was the sponsoring partner. These arrangements are generally characterized as fixed fee or cost sharing arrangements. For fixed-fee joint build arrangements in which Level 3 is the sponsor, the Company assumes the cost risk of completing the work for a fixed price agreed upon at the inception of the arrangement between the parties. Level 3 recognizes revenue equal to the value of the contract when construction is complete and payment is received from the joint build partner. For cost sharing arrangements each of the joint build parties shares the cost risk of completing the work. These contracts typically include provisions in which the sponsoring partner receives a management fee for construction services provided. Level 3 recognizes this management fee as revenue in the period when the contract is completed and payment is received from the joint build partner. In 2003, 2002, and 2001 the Company recognized $1 million, $14 million and $35 million, respectively, of revenue from joint build arrangements, the majority of which resulted from management fees.

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

        Level 3's customer contracts require the Company to provide certain service level commitments. If Level 3 does not meet the required service levels, it may be obligated to provide credits, usually in the form of free service for a short period of time. The original services that resulted in the credits are not included in revenue and to date, have not been material.

        Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party circuit costs directly attributable to the network, as well as costs of assets sold pursuant to sales-type leases, but excludes depreciation and amortization and related impairment expenses. The cost of revenue associated with sales-type leases of dark fiber agreements entered into prior to June 30, 1999, was determined based on an allocation of the total estimated costs of the network to the dark fiber provided to the customers. The allocation takes into account the service capacity of the specific dark fiber provided to customers relative to the total expected capacity of the network. Changes to total estimated costs and network capacity are included in the allocation in the period in which they become known. Cost of revenue associated with the sale of transoceanic capacity that previously met the accounting requirements as sales-type leases, were also determined based on taking into account service capacity and costs incurred by Level 3 and its contractors to construct such assets.

        Accounting practice and guidance with respect to the treatment of submarine dark fiber sales and terrestrial IRU agreements continue to evolve. Any changes in the accounting treatment could affect the way the Company accounts for revenue and expenses associated with these transactions in the future.

  Competition

        The communications industry is highly competitive and is currently operating in a difficult economic environment. Many of the Company's existing and potential competitors in the communications industry have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including larger customer bases. Increased consolidation and strategic alliances in the industry resulting from the Telecommunications

Act of 1996, the opening of the U.S. market to foreign carriers, technological advances and further deregulation could give rise to significant new competitors to the Company.

  Concentration of Credit Risk

        The Company provides communications services to a wide range of customers, ranging from well capitalized national carriers to smaller, early stage companies. Beginning in 2001, Level 3 changed its customer focus to the top 300 global users of bandwidth capacity. These top 300 global users tend to be financially more viable than smaller, early stage companies. The Company has in place policies and procedures to review the financial condition of potential and existing customers and concludes that collectibility of revenue and other out-of-pocket expenses are probable prior to commencement of services. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, the Company will not recognize revenue attributable to that customer until cash is received. Based on the change in its customer focus, the Company's customer base decreased from approximately 3,000 during the first quarter of 2001 to approximately 1,350 during the fourth quarter of 2002 and it's exposure to credit risk within the communications business and the related effect on the financial statements was reduced during that period. In 2003, the Company acquired substantially all the assets of Genuity (See Note 2), including several thousand additional customers that did not meet the profile of the customers described above. As a result of the Genuity transaction, the total number of customers grew to approximately 3,300 during 2003. The significant growth in non-profile customers resulted in increased credit risk, although the policies and procedures for reviewing the financial condition and recognizing revenues of these additional customers remained consistent with those described above. The Company is not immune from the effects of the downturn in the economy and specifically the communications industry; however, management believes the concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company's customer base among different industries and geographic areas and remedies provided by terms of contracts and statutes.

        A significant portion of Level 3's communications service revenue is concentrated among a limited number of customers. Revenue attributable to Time Warner Inc. and subsidiaries amounted to $446 million for the year ended December 31, 2003, representing approximately 11 percent of total revenue and is included within the Communications segment on the consolidated statement of operations. If Level 3 would lose one or more major customers, or if one or more major customers significantly decreased its orders of Level 3 services, the Company's communications business would be materially and adversely affected.

        Level 3's largest managed modem customer, America Online, is expected to reduce overall purchases of fixed service ports for its U.S. dial-up network and to reduce proportionately the number of ports it purchases from Level 3 in the future. The Company believes that this reduction and other factors could result in a year-over-year decline in managed modem related revenue of $100 to $150 million in 2004.

Information Services

        The Company's information services business is comprised of two operating units: (i)Structure, primarily a provider of computer outsourcing services, and Software Spectrum, Inc. ("Software Spectrum"), a distributor, marketer and reseller of business software. The outsourcing services provided by (i)Structure are managed computer infrastructure services, primarily networking and computing services for mainframe, midrange and UNIX/Windows servers located within (i)Structure's data centers. (i)Structure enables its customers to avoid expending capital and incurring redundant overhead costs to operate their own computing environments resulting in a lower cost of computing and improved levels of service. A majority of the outsourcing contracts between (i)Structure and its customers provide for a fixed fee for a base level of computing services that are delivered each month throughout the three to five year term of the contracts. (i)Structure recognizes revenue in the month the service is provided, generally equal to the contract value amortized on a straight-line basis. Certain contracts allow for incremental or decremental services above or below the base level of services with the majority of these contracts determining charges based on actual hours utilized. The base monthly service fee that (i)Structure recognizes as revenue is increased or decreased in accordance with the terms of the contract. (i)Structure also provides customers with a combination of software tools and methodologies that provide a complete strategy for converting mainframe-based application systems to UNIX/Windows server architecture. The majority of (i)Structure's systems integration services are provided under time and materials contracts under which (i)Structure provides a certain level of consulting hours for a specified period of time. For these contracts, (i)Structure recognizes service revenue in the month the services are performed. For certain contracts, service fees are dependent on the successful completion of certain project milestones outlined in the customer contract. For these contracts, (i)Structure recognizes service revenue upon the successful completion of the contract milestone.

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

        Microsoft Corporation, a significant supplier of software to Software Spectrum, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. In 2003, several other software publishers, for whom Software Spectrum resells products and services, began adopting this type of licensing program. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from the software publishers for these activities. Under this licensing program, Software Spectrum only recognizes the service fee it receives from the software publisher as revenue and not the entire value of the software. The Company continues to sell products under various licensing programs but has recently experienced an increase in the level of sales under these new programs. If Microsoft and other software publishers are able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a "net" basis, the Company may experience a significant decline in information services revenue, but will also experience a comparable decline in cost of revenue.

        Revenue is recognized from software sales at the time of product shipment, or in accordance with terms of licensing contracts, when the price to the customer is fixed, and collectibility is reasonably assured. Revenue from maintenance contracts is recognized when invoiced, the license period has commenced, when the price to the customer is fixed, and collectibility is reasonably assured, as Software Spectrum has no future obligations associated with future performance under these maintenance contracts. Advance billings are recorded as deferred revenue until services are provided. Cost of revenue includes direct costs of the licensing activity and costs to purchase and distribute software. The costs directly attributable to advance billings are deferred and included in other current assets in the consolidated balance sheet. Rebate income received from software publishers is recognized as a reduction of cost of revenue in the period in which the rebate is earned based on a systematic allocation of the total rebate that is probable.

  Competition

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

  Concentration of Credit Risk

        The Company's customer base consists of several thousand accounts including corporations, government agencies, educational institutions, non-profit organizations and other business entities. For the year ended December 31, 2003, no single customer represented more than 10 percent of information services revenue. The customer base is represented by a large number of Fortune 500 and Fortune Global 500 companies and the Company does not believe that the loss of any single customer would have a material adverse effect on its revenues.

Coal Mining

        Historically, coal sold by Level 3 or its subsidiaries has been sold primarily under long-term contracts with electric utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of Level 3's coal revenue was earned from long-term contracts during 2003, 2002, and 2001. The remainder of Level 3's sales are made on the spot market where prices are substantially lower than those in the long-term contracts. Beginning in 2001, a higher proportion of Level 3's sales occurred on the spot market as long-term contracts began to expire. Costs of revenue related to coal sales include costs of mining and processing, estimated reclamation costs, royalties and production taxes.

        The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. The contracts also contain provisions for periodic price adjustments through the use of indices for items such as materials, supplies and labor. Other portions of the price are adjusted for changes in production taxes, royalties and changes in cost due to new legislation or regulation. These contractual adjustments are recognized in revenue as the changes occur and become billable to the customers.

        The terms and conditions of the long-term contracts generally require the customer to meet annual contractual commitments. Thus, the customer has the ability to defer or accelerate coal shipments during the year to meet its requirements. Revenue under these and other contracts is recognized when coal is actually shipped to the customer.

  Competition

        The coal industry is highly competitive. Level 3 competes with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than Level 3, and with alternative methods of generating electricity and alternative energy sources. Many of Level 3's competitors are served by two railroads and, due to the competition, often benefit from lower transportation costs than Level 3, which is served by a single railroad. Additionally, many competitors have more favorable geological conditions than Level 3, often resulting in lower comparative costs of production.

        Level 3 is also required to comply with various federal, state and local laws concerning protection of the environment. Level 3 believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors are similarly affected by these laws.

  Concentration of Credit Risk

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

Advertising Costs

        Level 3 expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense was $26 million, $20 million, and $12 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Stock-Based Employee Compensation

        The Company has accounted for stock-based employee compensation using the fair value based method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation" since 1998. The Company recognizes expense using the accelerated vesting methodology of FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28") (See Note 14).

Depreciation and Amortization

        Property, plant and equipment are recorded at cost. Depreciation and amortization for the Company's property, plant and equipment are computed on straight-line and accelerated (for certain coal assets) methods based on the following useful lives:

Facility and Leasehold Improvements	10-40 years
Network Infrastructure (including fiber)	7-25 years
Operating Equipment	3-7 years
Network Construction Equipment	5-7 years
Furniture, Fixtures and Office Equipment	2-7 years

        Depletion on the mineral properties is provided on a units-of-extraction basis determined in relation to coal committed under sales contracts. The Company's coal mining business does not use its coal reserve estimates for purposes of depletion, but rather, depletes the properties over the estimated recoverable tons of coal that are required to be delivered under existing coal contracts.

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

Restricted Cash

        The Company classifies any cash or other securities that collateralize outstanding letters of credit, long-term debt, or certain operating obligations of the Company as restricted cash. The Company also classifies cash or other securities restricted to fund certain reclamation liabilities or purchase noncurrent assets as restricted cash. The classification of restricted cash on the consolidated balance sheet as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

Goodwill and Intangible Assets

        The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. As of January 1, 2002, upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the remaining goodwill is no longer amortized, but is evaluated for impairment at least annually (beginning with the first anniversary of the acquisition date) based on the fair value of the reporting unit to which the goodwill relates.

        Intangible assets primarily include customer contracts and customer relationships acquired in business combinations. These assets are amortized on a straight-line basis over the expected period of benefit which ranges from 30 months to 10 years.

Long-Lived Assets

        The Company reviews the carrying amount of long-lived assets or groups of assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment includes a comparison of the estimated future undiscounted operating cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset.

Accounting for Asset Retirement Obligations

        The Company follows the policy of providing an accrual for reclamation of mined properties in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), based on the estimated total cost of restoration of such properties to meet compliance with laws governing surface mining. These estimated costs are calculated based on the expected future risk adjusted cash flows to remediate such properties discounted at a risk-free rate. The Company also provides an accrual for obligations related to certain collocation leases and right-of-way agreements in accordance with SFAS No. 143, based on the estimated total cost of restoration of such properties to their original condition. These estimated obligations are calculated based on the expected future discounted cash flows using the Company's estimated weighted average cost of capital at the time the obligation is incurred and applying a probability factor for conditional restoration obligations. Changes in expected future cash flows are discounted at interest rates that were in effect at the time of the original estimate for downward revision to such cash flows, and at interest rates in effect at the time of the change for upward revisions in the expected future cash flows.

Income Taxes

        Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable. Federal legislation enacted in 2002 permitted the Company to apply unutilized net operating losses incurred in 2001 against 1996 taxable income. As a result, the Company recognized a federal income tax benefit and received a refund of $120 million in 2002.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes income (loss) and other non-owner related changes in equity not included in income (loss), such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries, and other adjustments.

Foreign Currencies

        Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) and in the statements of comprehensive loss.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates include accounts receivable reserves, impairment charges, useful lives of fixed assets, accruals for estimated liabilities that are probable and estimatable, and asset retirement obligations. Actual results could differ from those estimates.

Derivatives

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, the type of hedge, and the extent of hedge ineffectiveness. The Company currently does not use derivative instruments as defined by SFAS No. 133, so the adoption of SFAS No. 133 in 2001 did not have a material effect on the Company's results of operations or its financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company currently does not use derivative instruments as defined by SFAS No. 149 and therefore the adoption of this standard did not have any effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning January 1, 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Goodwill attributable to equity method investments is no longer amortized but is still subject to impairment analysis using existing guidance for equity method investments. For the goodwill and intangible assets in place as of December 31, 2001, the adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or its financial position.

        In June 2001, the FASB approved SFAS No. 143. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 was effective for the Company beginning on January 1, 2003. The Company's coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The net effect of the adoption of SFAS No. 143 to the Company's coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which will be amortized to expense in future years) and was reflected as a cumulative-effect adjustment in the 2003 consolidated statement of operations. The communications business has entered in to certain colocation leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition. The Company has also entered in to right-of-way agreements for its intercity and metropolitan networks that may require the removal of the conduit upon termination of the agreement. Upon adoption of this standard on January 1, 2003, the Company also recorded obligations and corresponding assets of approximately $31 million for these lease and right of way agreements. Accretion of asset retirement obligation expense of $12 million was recorded during the year ended December 31, 2003; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $127 million at December 31, 2003. Accretion expense of $8 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2003. Accretion expense of $4 million related to the Company's coal mining business was recorded in cost of revenue on the consolidated statement of operations for the year ended December 31, 2003. This was partially offset by $1 million of gains recognized on settlement of obligations attributable to the use of internal resources rather than third parties to perform reclamation work. In addition, the coal mining business incurred $3 million of additional reclamation liabilities and incurred costs for work performed on asset retirement obligations of $2 million. The Company has noncurrent restricted cash of approximately $45 million set aside to fund the reclamation liabilities. The following is pro-forma financial information of the Company assuming SFAS No. 143 had been in effect as of January 1, 2001:

	Pro-Forma Years Ended December 31,
	2003	2002	2001
	(dollars in millions, except per share data)
Asset Retirement Obligations, end of year	$127	$115	$108
Pro-Forma SFAS 143 Expense	—	(8)	(6)
Pro-Forma Net Loss	(711)	(866)	(4,984)
Pro-Forma Loss Per Share	(1.26)	(2.13)	(13.34)

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 is effective for fiscal years beginning and certain transactions entered into after May 15, 2002. SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Previously, FASB Statement No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations. APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 shall be reclassified. Upon adoption of SFAS No. 145, due to the recurring nature of its debt repurchases and exchanges, the Company reclassified the related gains previously classified as extraordinary gains during the year ended December 31, 2002 and 2001 of $255 million and $1.075 billion, respectively, in the statement of operations to other non-operating income.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities (excluding an entity newly acquired in a business combination), often referred to as "restructuring costs", and nullifies prior accounting guidance with respect to such costs. SFAS No. 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Under previous guidance, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Instead, exit and disposal costs will be recorded when they are incurred and can be measured at fair value, and related liabilities will be subsequently adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with no retroactive restatement allowed. On January 1, 2003, the Company adopted SFAS No. 146 for all restructuring activities that occurred after that date. Under SFAS No. 146, the Company can no longer record estimated losses upon the decision to exit a business.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 in 2002.

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not entered in to arrangements or guarantees that meet the criteria of this interpretation and the adoption of this interpretation did not have a material effect on its consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" ("FIN 46"), which was subsequently amended in December 2003. FIN 46, as amended, addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: The direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of the entity if they occur and, lastly, the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 by the Company did not have a material effect on its financial results for the year ended December 31, 2003 and is not expected to have a material effect on its future results of operations or financial position as the Company does not have investments in variable interest entities as described in FIN 46.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into, or modified after, May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any material financial instruments meeting the liability recognition requirements of SFAS No. 150. Therefore, the Company's adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

        In January 2003, the EITF addressed the accounting for subsequent investments in equity method investees after the suspension of equity method loss recognition in Issue No. 02-18: "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition"

("EITF 02-18"). The EITF reached a consensus that if the additional investment, in whole or in part, represents, in substance, the funding of prior losses, the investor should recognize previously suspended losses only up to the amount of the additional investment determined to represent the funding of prior losses. EITF 02-18 should be applied to additional investments in equity-method investees made subsequent to February 5, 2003, and previously suspended cumulative losses existing at the time of that investment. The Company has not made any additional investments in investees where equity method loss recognition has been suspended and does not expect EITF 02-18 to have a material effect on its results of operations or financial position.

        In May 2003, the EITF addressed how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, "Accounting for Leases" ("SFAS No. 13") in Issue No. 01-8: "Determining Whether an Arrangement Contains a Lease" ("EITF 01-8"). The guidance in EITF 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13. An arrangement is a lease or contains an embedded lease if it conveys the right to control the use of property, plant or equipment. If an arrangement is determined to be a lease pursuant to SFAS No. 13, revenues formerly reported from sales of products or services may need to be treated as rental or leasing income. EITF 01-8 should be applied to new or modified arrangements beginning after May 28, 2003. The adoption of EITF 01-8 by the Company did not have a material effect on its results of operations or financial position.

        In December 2003, the SEC released Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104"). SAB No. 104 consolidates guidance on revenue recognition previously contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and related interpretations. However, SAB No. 104 requires companies to identify separate units of accounting based on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") before applying SAB No. 104 guidance. If the deliverables in a sales arrangement constitute separate units of accounting according to the separation criteria in EITF 00-21, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The guidance in SAB No. 104 did not have a material effect on its results of operations or financial position.

Reclassifications

        Certain prior year amounts may have been reclassified to conform to the current year presentation.

(2) Acquisitions

        Level 3 completed the acquisition of Telverse Communications, Inc. ("Telverse") on July 21, 2003 for approximately $29 million in Level 3 common stock (approximately 4.2 million shares) and $2 million in cash consideration. Telverse, a provider of IP-based voice and data services, has developed certain technologies that will enable Level 3 to expand its presence in the voice-over-IP market. Telverse's revenues and results of operations are included in the consolidated statements of operations from the date of acquisition. The financial results of Telverse prior to acquisition were immaterial to Level 3. Management's preliminary allocation of the purchase price resulted in the consideration, including transaction costs, plus assumed liabilities exceeding the fair value of the identifiable tangible assets acquired by approximately $32 million, which was initially recorded as goodwill. The Company completed its assessment of the assets and liabilities acquired in the Telverse transaction in the fourth quarter of 2003, which resulted in the allocation primarily to developed technology acquired with an insignificant amount allocated to customer contracts.

        The approximately 4.2 million shares of common stock issued in the acquisition contain restrictions on transfer imposed by U.S. securities laws. The Company anticipates filing a registration statement relating to the possible sale of these securities by the former Telverse stockholders during the first half of 2004.

        On February 4, 2003, Level 3 completed the acquisition of substantially all of the assets and operations of Genuity, a Tier 1 Internet Protocol (IP) communications company. The total cash consideration, including transaction costs, was approximately $144 million including approximately $60 million in cash consideration to the Genuity bankruptcy estate plus approximately $77 million in cash to reimburse the estate for payments on assumed capital lease obligations related to network operating equipment. In addition, Level 3 assumed certain of Genuity's long term operating agreements. Level 3 entered into certain transactions with Genuity prior to the acquisition of the assets and operations of Genuity by Level 3, whereby it received cash for communications services to be provided in the future. As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the Genuity transaction by $76 million, the amount of the unamortized deferred revenue balance on February 4, 2003. The preliminary fair value of the assets acquired and liabilities assumed was subsequently adjusted during the year ended December 31, 2003 based upon actual settlements between the Genuity Bankruptcy Estate and Level 3 which reduced the purchase price paid by Level 3 by $35 million, as well as increased liabilities by $4 million. This resulted primarily in a decrease in the value assigned to property, plant and equipment and identifiable intangible assets. The results of operations attributable to the Genuity assets acquired and liabilities assumed are included in the 2003 consolidated financial statements from the date of acquisition.

        The terms of the transaction provided for post-closing purchase price adjustments related to the amount of (a) annualized recurring revenue, (b) various prepaid items and deposits, (c) property taxes payable on purchased property, (d) severance payments to certain of Genuity's former employees and (e) an adjustment based on the aggregate dollar value of rejection claims in the Genuity Bankruptcy Estate. Level 3 and the Genuity Bankruptcy Estate agreed that these adjustments would result in a net refund to Level 3 of $35 million, which was subject to the execution of a definitive settlement agreement and approval of the judge administering Genuity's bankruptcy. The Genuity Bankruptcy Estate paid the $35 million refund to Level 3, in cash, during December 2003.

        On January 24, 2002, Level 3 completed the acquisition of the wholesale dial-up access business of McLeodUSA Incorporated for approximately $51 million in cash consideration and the assumption of certain operating liabilities related to that business. The acquisition included customer contracts, approximately 350 POPs (Points of Presence) and related facilities across the U.S., equipment, underlying circuits and certain employees. The acquisition enabled Level 3 to provide managed modem services in all 50 states with a coverage area that, at the time, included approximately 80 percent of the United States population, up from 37 states, and approximately 57 percent of the United States population. The allocation of the purchase price resulted in the cash consideration plus assumed liabilities exceeding the fair value of the identifiable tangible and intangible assets acquired by approximately $34 million, which was recorded as goodwill. Subsequent to the acquisition, the Company reevaluated excess equipment acquired in this acquisition and as a result decreased property, plant and equipment by $7 million to reflect the current carrying value of the assets. As a result, goodwill was increased to $41 million. In accordance with SFAS No. 142, the goodwill will be assessed annually for impairment based on the reporting unit to which it was assigned and will not be amortized. The results of operations attributable to the McLeod assets and liabilities are included in the consolidated financial statements from the date of acquisition.

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

        On March 13, 2002, the Company acquired privately held CorpSoft, Inc., a global provider, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction was valued at approximately $95 million, adjusted for CorpSoft's $34 million cash position on the acquisition date. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $131 million based on a valuation of the assets acquired and an estimate of liabilities assumed. Subsequent to the initial valuation, the Company has made immaterial changes to the purchase price allocation.

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

        The following is unaudited pro-forma financial information of the Company assuming the acquisitions of CorpSoft, Software Spectrum, and Telverse as well as the McLeod and Genuity transactions had occurred at the beginning of the periods presented:

	Pro-Forma Years ended December 31,
	2003	2002	2001
	(dollars in millions, except per share data)
Revenue	$4,094	$4,652	$5,157
Loss from Continuing Operations	(724)	(2,689)	(8,059)
Income (Loss) from Discontinued Operations	6	10	(596)
Cumulative Effect of Change in Accounting Principle	5	—	—
Net Loss	(713)	(2,679)	(8,655)
Net Loss per Share	(1.26)	(6.58)	(23.15)

        Included in the actual results and pro-forma financial information for the year ended December 31, 2003 are certain amounts which affect the comparability of the results, including $294 million of revenue related to a contract settlement for which the revenue had been in the process of being recognized over the contract term, a $70 million gain on the sale of the Company's interest in its toll road operations, $200 million of induced conversion expense as a result of the issuance of shares of Level 3 common stock in exchange for a portion of the Company's convertible debt, $45 million of restructuring charges, a $41 million gain resulting from the early extinguishment of debt and $50 million of income tax benefits.

        The distressed financial condition of Genuity resulted in the deterioration of its recurring revenue base. Level 3 has recognized revenue significantly below historical results reported by Genuity as a result of customers disconnecting service. The Company has also rejected certain customer contracts that resulted in a decrease in revenue.

        Included in the actual results and unaudited pro-forma financial information for the year ended December 31, 2002, are $181 million impairment and restructuring charges, a gain of approximately $191 million from the sale of Commonwealth Telephone Enterprises, Inc. common stock ("Commonwealth Telephone"), $88 million of induced conversion expenses attributable to the repurchase of a portion of the Company's convertible debt securities, gains of $255 million as a result of the early extinguishments of certain long-term debt, and $120 million of Federal tax benefits due to legislation enacted in 2002. In addition, the pro-forma financial information includes $1.4 billion of impairment and restructuring charges related to deployed assets, assets held for sale, goodwill and intangibles, workforce reductions and lease termination charges for abandoned facilities attributable to Genuity's pre-acquisition operations.

        Included in the actual result and unaudited pro-forma financial information for the year ended December 31, 2001, are a $3.2 billion impairment charge to reflect the reduction in the carrying value amount of certain of its communications assets, an impairment charge of $516 million related to the discontinued Asian operations sold in January 2002, and gains of $1.1 billion as a result of the early extinguishments of certain long-term debt. The 2001 pro-forma results also include $2.7 billion of impairment and restructuring charges related to Genuity's operations.

        The following are the estimated fair value of assets acquired and liabilities assumed in the McLeod, CorpSoft, Software Spectrum, Genuity and Telverse transactions as of their respective acquisition dates.

	McLeod	CorpSoft	Software Spectrum	Genuity	Telverse
	(dollars in millions)
Assets:
Cash and cash equivalents	$—	$34	$40	$—	$—
Accounts receivable	—	134	130	—	—
Other current assets	—	18	3	50	—
Property, plant and equipment, net	12	6	13	246	1
Identifiable intangibles	49	26	49	107	32
Goodwill	41	128	79	—	—
Other assets	—	11	1	22	—

Total Assets	102	357	315	425	33
Liabilities:
Accounts payable	—	181	138	—	2
Accrued payroll	—	19	19	—	—
Other current liabilities	43	7	23	56	—
Current portion of long-term debt	8	—	—	121	—
Long-term debt	—	—	—	188	—
Deferred revenue—Genuity	—	—	—	6	—
Deferred revenue—Level 3	—	—	—	(76)	—
Other liabilities	—	21	—	21	—

Total Liabilities	51	228	180	316	2

Purchase Price	$51	$129	$135	$109	$31

        The fair market value of the assets and liabilities acquired in the Genuity transaction were determined based on a valuation completed in May 2003. Subsequently in 2003, Level 3 changed the purchase price allocation by increasing the preliminary fair value of the assets to be sold to CenturyTel, Inc. ("CenturyTel") (See Note 3) to $16 million to reflect the actual proceeds received from CenturyTel. A corresponding decrease in property, plant and equipment and identifiable intangibles was recorded in conjunction with this adjustment.

        In July 2003, the Company sold the former Genuity headquarters building for approximately $20 million in cash. Level 3 did not recognize a gain or loss on this transaction as the fair value assigned in purchase accounting approximated the sale price. The Company continued leasing the facility through 2003.

        During the second quarter of 2003, the Company exited the managed hosting portion of the business it acquired through the Genuity transaction. The Company's hosting customers and operations are being served by Computer Sciences Corporation ("CSC"). Due to the decision to exit the managed hosting portion of the business, which had been contemplated at the time of acquisition, the net operating results of the business have not been consolidated in the consolidated statement of operations. Level 3 did not realize any proceeds from the sale of the hosting business to CSC. Level 3 continues to review the operations acquired in the Genuity transaction to see how they will assist in providing communications and information services and may dispose of these operations in the future.

        The following is the summarized results of operations of the managed hosting business for the period ended May 24, 2003 (since acquisition on February 4, 2003).

Revenue	$14
Operating Loss	(1)

(3) Discontinued Operations

        On December 31, 2003, Level 3 sold MFON to CenturyTel for approximately $16 million. MFON is a regional communications system located in the midwestern United States and was acquired by Level 3 as part of the Genuity transaction in February 2003. Level 3 has adjusted the value of MFON assets from its original estimated value, pursuant to the one-year "allocation period" provisions of SFAS No. 141, to match the proceeds from this transaction. As a result, the Company did not recognize a gain or loss on the disposition of MFON.

        The following is the summarized results of operations of the MFON business for the period ended December 31, 2003 (since acquisition on February 4, 2003).

Revenue	$16
Costs and Expenses:
Cost of revenue	2
Selling, general and administrative	2

Total costs and expenses	4

Income from Operations	12
Loss from Sale of Discontinued Operations	—

Income from Discontinued Operations	$12

        In June 2003, Software Spectrum announced that it was exiting the contact services business in order to concentrate on the software reseller business. In conjunction with this decision, Software Spectrum sold substantially all of the contact services business to H.I.G. Capital for approximately $4 million in cash. Software Spectrum recorded a loss within discontinued operations of approximately $9 million on the sale.

        The following is the summarized results of operations of the contact services business for the period through June 18, 2003 and the period from acquisition (June 18, 2002) through December 31, 2002.

	Year Ended December 31,
	2003	2002
Revenue	$38	$37
Costs and Expenses:
Cost of revenue	25	24
Depreciation and amortization	1	1
Selling, general and administrative	10	10

Total costs and expenses	36	35

Income from Operations	2	2
Loss from Sale of Discontinued Operations	(9)	—

Income (Loss) from Discontinued Operations	$(7)	$2

        In December 2001, Level 3 announced that it had agreed to sell its Asian telecommunications business to Reach for no cash consideration. The agreement covered subsidiaries that included the Asian network operations, assets, liabilities and future financial obligations. This included Level 3's share of the Northern Asian cable system, capacity on the Japan-US cable system, capital and operational expenses related to these two systems, gateways in Hong Kong and Tokyo, and existing customers on Level 3's Asian network.

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

        Operating results in 2002 through the transaction date were not significant. The following is the summarized results of operations for the year ended December 31, 2001 for the discontinued Asian operations:

(dollars in millions)
Revenue	$13
Costs and Expenses:
Cost of revenue	(17)
Depreciation and amortization	(27)
Selling, general and administrative	(58)

Total costs and expenses	(102)

Loss from Operations	$(89)
Loss on Impairment of Asian Assets	(516)

Loss from Discontinued Operations	$(605)

(4) Settlement Revenue

        In February 2003, Level 3 and XO Communications ("XO") amended their 1998 cost sharing and IRU agreement. As part of the 1998 agreement, XO purchased 24 fibers and one empty conduit along Level 3's North American intercity network. The amended agreement, among other things, required XO to return six fibers and the empty conduit to Level 3. In return Level 3, 1) will reduce the annual operations and maintenance ("O&M") charges XO was required to pay under the original agreement, 2) provided XO an option, expiring July 2007, to acquire a 20 year IRU for a single conduit within or along Level 3's intercity network and 3) provided XO an option to purchase up to 25% of the fiber installed in the next conduit within or along each segment of the intercity network.

        As individual segments were delivered to XO, Level 3 deferred and amortized the revenue attributable to the conduit over the term of the original agreement. As a result of the amended agreement, Level 3 has no further obligation with respect to the original conduit, and thus recognized $294 million of communications revenue related to the remaining unamortized deferred revenue, less the fair values of the other separable elements of the amended agreement. The value of the other elements was determined based on the fair value of similar assets.

(5) Restructuring and Impairment Charges

        In 2001, the Company announced that due to the duration and severity of the slowdown in the economy and the telecommunications industry, it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy recovers. As a result of these actions, the Company reduced its global work force, primarily in the communications business in the United States and Europe by approximately 2,700 employees. Restructuring charges of $108 million were recorded in 2001 of which $66 million related to staff reduction and related costs and $42 million to real estate lease termination costs. The Company was able to record benefits of $13 million for the year ending December 31, 2002, due to the termination of leases for less than had originally been estimated and included the reduction of expense in Restructuring and Impairment Charges in the 2002 consolidated statement of operations.

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

        In the first quarter of 2003, Level 3 announced workforce reductions that are ultimately expected to affect approximately 1,200 employees in the communications business. These actions were primarily a result of the integration of acquired operations from the Genuity transaction into Level 3's operations and the Company matching its European cost structure with expected revenues. As of December 31, 2003, the Company had notified approximately 1,100 employees that they would be affected by these actions. The Company recorded restructuring charges of approximately $26 million related to these actions during the year ended December 31, 2003. As of December 31, 2003, the Company had paid $22 million in costs associated with the 2003 workforce reductions. Level 3 expects to incur additional expenses of less than $1 million for these actions in 2004.

        The information services business recognized for the year ended December 31, 2003, approximately $19 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum, as well as the closure of (i)Structure's systems integration operations in Europe. These actions are expected to affect approximately 600 employees and result in the closure of certain facilities. As of December 31, 2003, the Company had notified approximately 580 employees that they would be affected by these actions and had paid approximately $13 million in costs associated with these workforce reductions. Included in the $19 million of restructuring charges, were $6 million of accrued lease termination costs for facilities it has ceased using. Software Spectrum currently expects to incur approximately $1 million of additional expenses in 2004 for restructuring related activities.

        A summary of the restructuring charges and related activity follows:

	Severance and Related
			Facilities Related Amount (in millions)
	Number of Employees	Amount (in millions)
2001 Charges	2,700	$66	$42
2001 Payments	(2,346)	(49)	(1)

Balance December 31, 2001	354	17	41
2002 Charges	300	8	—
2002 Reductions of 2001 Charges	—	—	(13)
2002 Payments	(599)	(22)	(18)

Balance December 31, 2002	55	3	10
2003 Charges	1,717	39	6
2003 Payments	(1,663)	(35)	(4)

Balance December 31, 2003	109	$7	$12

        Lease termination obligations of $12 million are expected to be paid over the terms of the impaired leases, which extend to 2015, if the Company is unable to negotiate a buyout of the leases.

Impairments

        The Company recorded impairment charges of $44 million and $57 million in the second and fourth quarters of 2002 related to a colocation facility in Boston, as well as abandoned lateral fiber builds, certain corporate facilities in Colorado and excess communications inventory, which are classified as held for sale in other non-current assets on the consolidated balance sheet. As a result of the completion of additional colocation space in Boston by other providers, the continued overabundance of communications equipment in the secondary markets, and the soft demand for office space in the metropolitan Denver area, the Company believes that these assets are obsolete and that the estimated future undiscounted cash flows attributable to these assets will be insufficient to recover their current carrying value. The new carrying values of these assets are based on offers received from third parties for the real estate properties or actual sales of similar communications assets.

        In December 2002, Level 3 sold one of its New York colocation facilities and the colocation facility near Boston. The Company leased back 3 of 10 floors of the New York colocation facility. The Company recognized a loss on these transactions of approximately $81 million, which is included in Restructuring and Impairment Charges on the 2002 consolidated statement of operations.

        In the fourth quarter of 2001, in light of the continued economic uncertainty, continued customer disconnections at higher rates than expected, increased difficulty in obtaining new revenue, and the overall slow down in the communications industry, the Company reviewed the carrying value of its long-lived assets for possible impairment in accordance with SFAS No. 144. The Company determined based upon its projections, giving effect to the continuing economic slowdown and continued over-capacity in certain areas of the telecommunications industry, the estimated future undiscounted cash flows attributable to certain assets or assets groups would not exceed the current carrying value of the assets. The Company, therefore, recorded an impairment charge of $3.2 billion, in the fourth quarter of 2001, to reflect the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying value as further described below.

        The 2001 impairments primarily related to colocation assets, excess conduits in North America and European intercity and metropolitan networks, and certain transoceanic assets. Geographically, approximately 74% of the charges were attributable to North America, 17% were attributable to Europe and 9% attributable to transatlantic assets.

        The financial problems of many of the "dot-coms", emerging carriers and competitors, a weakening economy, and changing customer focus, led to an over-capacity of colocation space in several U.S. and European markets. Level 3 attempted to sell or sublease its excess colocation space; however, market rates at the time, for much of the space were below its carrying values. As a result, the 2001 impairment charge included approximately $1.6 billion, related to its colocation assets, which included owned facilities, leasehold improvements and related equipment.

        Level 3 constructed its networks in North America and Europe in such a way that they could be continuously upgraded to the most current technology without affecting its existing customers. The upgrade ability of the network is based on multiple conduits available to the Company to install new generations of fiber. Level 3 also installed additional conduits with the intention of selling them to other carriers. As of December 31, 2001, the Company has sold one conduit in its North American network and, due to the economic environment and decreasing capital expenditure budgets of potential buyers, did not expect additional sales in the foreseeable future. For this reason, the Company's 2001 impairment charge included approximately $1.2 billion for the conduits that were previously determined to be and remain available for sale to third parties based on estimated cash flows from the disposition of the conduits.

        The completion of several transoceanic cable systems in the second half of 2001 and the completion of additional systems in 2002, resulted in an over abundance of transoceanic capacity. This excess capacity, combined with limited demand, adversely affected the transoceanic capacity markets. At current pricing levels at December 31, 2001, the Company did not believe it would recover its investment in transoceanic capacity from the future cash flows of these assets. As a result, the Company's 2001 impairment charge included approximately $320 million for its transatlantic submarine assets.

        The Company's 2001 impairment charge also included approximately $126 million for spare equipment write-downs and abandoned lateral builds in 2001.

        Level 3 continues to conduct a comprehensive review of its communications assets, specifically assets deployed along its intercity network and in its gateway facilities. It is possible that additional communications assets may be identified as impaired and additional impairment charges may be recorded to reflect the realizable value of these assets in future periods.

(6) Sale of Toll Road Operations

        On January 3, 2003, California Private Transportation Company ("CPTC"), a majority owned subsidiary of the Company, sold the "91 Express Lanes" toll road assets in Orange County, California to the Orange County Transportation Authority. The Company received net proceeds from the sale of $46 million and recorded a gain of approximately $70 million in other, net in the consolidated statement of operations. The Company's total long-term debt was reduced by approximately $139 million as a result of the sale as the debt incurred to finance the construction of the toll road had been consolidated due to the Company's 65% equity interest in CPTC.

(7) Loss Per Share

        The Company had a loss from continuing operations for the three years ended December 31, 2003. Therefore, the dilutive effect of the approximately 64 million, 156 million and 15 million shares issuable pursuant to the three series of convertible subordinated notes at December 31, 2003, 2002, and 2001 respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the dilutive effect of the approximately 52 million, 54 million and 53 million options and warrants outstanding at December 31, 2003, 2002 and 2001 respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

        The following details the loss per share calculations for the Level 3 Common Stock:

	Year Ended
	2003	2002	2001
Loss from Continuing Operations	$(721)	$(860)	$(4,373)
Income (Loss) from Discontinued Operations	5	2	(605)
Cumulative Effect of Change in Accounting Principle	5	—	—

Net Loss	$(711)	$(858)	$(4,978)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Earnings Per Share (in thousands)	565,931	407,317	373,792
Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(1.28)	$(2.11)	$(11.70)

Income (Loss) from Discontinued Operations	$.01	$—	$(1.62)

Cumulative Effect of Change in Accounting Principle	$.01	$—	$—

Net Loss	$(1.26)	$(2.11)	$(13.32)

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

Marketable and Restricted Securities

        Level 3 has classified its marketable securities as available-for-sale. Restricted Securities—Current primarily includes cash investments that serve to collateralize outstanding letters of credit and certain operating obligations of the Company. As discussed further in Note 12, the investment in the common stock of Commonwealth Telephone was reclassified to a marketable equity security in 2003 as a result of the decrease in the voting interest below 20 percent. The cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities. Net unrealized holding gains and losses are included in accumulated other comprehensive income (loss) within stockholders' equity (deficit). At December 31, 2002, the Company did not hold any marketable securities.

        At December 31, 2003 the unrealized holding gains on the marketable equity security were as follows:

	Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(dollars in millions)
2003
Marketable equity securities:
Commonwealth Telephone common stock	$18	$24	$—	$42

        The Company did not recognize any realized gains and losses on sales of marketable and equity securities in 2003. The Company recognized $14 million of losses in 2002 and $17 million of gains in 2001 from the sale of marketable securities; all of which were attributable to foreign currency gains and losses on securities denominated in Euros.

        Maturities for the restricted securities have not been presented, as the types of securities are either cash or money market mutual funds which do not have a single maturity date.

Long-Term Debt

        The fair value of long-term debt was estimated using the December 31, 2003 and 2002 average of the bid and ask price for the publicly traded debt instruments. The fair value of the 9% Junior Convertible Subordinated Notes at December 31, 2002, was determined based on convertible bond valuation techniques that incorporate the use of the Black-Scholes model. The GMAC Commercial Mortgage is not traded in an organized public manner. The fair value of this instrument is assumed to approximate its carrying value at December 31, 2003 as it is secured by underlying assets and is at variable interest rates thus minimizing credit and interest rate risks.

        The carrying amount and estimated fair values of Level 3's financial instruments are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in millions)
Cash and Cash Equivalents	$1,129	$1,129	$1,142	$1,142
Marketable Securities	42	42	—	—
Restricted Securities—Current	74	74	99	99
Restricted Securities—Noncurrent	61	61	467	467
Investments (Note 12)	6	22	21	62
Long-term Debt, including current portion (Note 13)	5,375	4,798	6,106	4,243

(9) Receivables

        Receivables at December 31, 2003 and 2002 were as follows:

	Communications	Information Services	Coal	Other	Total
	(dollars in millions)
2003
Accounts Receivable—Trade:
Services and Software Sales	$119	$453	$11	$—	$583
Other Receivables	6	—	—	—	6
Allowance for Doubtful Accounts	(20)	(8)	—	—	(28)

Total	$105	$445	$11	$—	$561

2002
Accounts Receivable—Trade:
Services and Software Sales	$58	$477	$10	$1	$546
Other Receivables	10	—	—	—	10
Allowance for Doubtful Accounts	(24)	(5)	—	—	(29)

Total	$44	$472	$10	$1	$527

        Accounts receivable of $12 million attributable to the information services' contact services business at December 31, 2002, have been reclassified to other current assets on the consolidated balance sheet as a result of the sale of the contact services business during the second quarter of 2003.

        Other receivables primarily include non-service related receivables including European VAT (Value Added Taxes), sales tax refunds, equipment sales and other miscellaneous items.

        The Company recognized bad debt expense in selling, general and administrative expenses of $7 million, $7 million and $43 million in 2003, 2002 and 2001, respectively. Level 3 received $4 million, $1 million and $1 million of proceeds for amounts previously deemed uncollectible in 2003, 2002 and 2001, respectively. The Company decreased accounts receivable and allowance for doubtful accounts by approximately $8 million, $23 million and $29 million in 2003, 2002 and 2001, respectively, for previously reserved amounts the Company deemed as uncollectible.

(10) Property, Plant and Equipment

        The Company has substantially completed the construction of its communications network. Costs associated directly with expansions and improvements to the network and customer installations, including employee related costs, have been capitalized, and interest costs incurred during construction was capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction (See Note 13). The Company generally capitalizes operating costs associated with network construction, provisioning of services and software development. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $61 million, $66 million, and $150 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Included in capitalized labor and related costs was $4 million, $7 million and $49 million of capitalized non-cash compensation costs related to options and warrants for the years ended December 31, 2003, 2002 and 2001, respectively. Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

        The Company continues to develop business support systems required for its business plan. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project, and interest costs incurred when developing the business support systems are capitalized. Upon completion of a project, the total cost of the business support system is amortized over an estimated useful life of three years.

        In 2002, Level 3 either sold or entered into sale leaseback transactions for colocation facilities in London, Boston and New York City. The carrying value of these assets at the time of these transactions was approximately $167 million and the Company received approximately $91 million in gross proceeds, and recorded related losses within loss from operations in the consolidated statement of operations.

        During 2002 and 2003, Level 3 was able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $28 million and $215 million of capital expenditure accruals for the year ended December 31, 2003 and 2002, respectively that had previously been reported as property, plant and equipment. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts which can result in changes to estimated costs of the construction projects.

        Included in Land and Mineral Properties are mineral properties related to the coal business with a cost basis of approximately $5 million and $5 million for the year ended December 31, 2003 and 2002, respectively. The remaining Land and Mineral Properties balance of approximately $179 million and $173 million for the year ended December 31, 2003 and 2002, respectively, represent owned assets of the communications and information services businesses, including land improvements. The coal mineral properties include owned and leased assets. The various coal lease agreements require minimum lease payments and provide for royalty or overriding royalty payments based on the tons of coal mined or sold from the properties. Depletion on the mineral properties is provided on a units-of extraction basis determined in relation to coal committed under sales contracts.

        The Genuity transaction completed in February 2003, resulted in an increase to property, plant and equipment of approximately $246 million.

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

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
2003
Land and Mineral Properties	$184	$(19)	$165
Facility and Leasehold Improvements
Communications	1,351	(200)	1,151
Information Services	27	(5)	22
Coal Mining	149	(144)	5
CPTC	—	—	—
Network Infrastructure	4,364	(740)	3,624
Operating Equipment
Communications	1,617	(959)	658
Information Services	93	(63)	30
Coal Mining	73	(67)	6
CPTC	—	—	—
Furniture, Fixtures and Office Equipment	120	(87)	33
Other	33	(16)	17
Construction-in-Progress	16	—	16

	$8,027	$(2,300)	$5,727

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
2002
Land and Mineral Properties	$178	$(13)	$165
Facility and Leasehold Improvements
Communications	1,260	(125)	1,135
Information Services	28	(5)	23
Coal Mining	65	(63)	2
CPTC	92	(17)	75
Network Infrastructure	4,212	(448)	3,764
Operating Equipment
Communications	1,280	(615)	665
Information Services	81	(55)	26
Coal Mining	78	(70)	8
CPTC	19	(13)	6
Furniture, Fixtures and Office Equipment	126	(85)	41
Other	34	(12)	22
Construction-in-Progress	73	—	73

	$7,526	$(1,521)	$6,005

        Depreciation expense was $766 million in 2003, $776 million in 2002 and $1,082 million in 2001. In 2003, a significant portion of 3 to 5 year assets placed in service in prior years became fully depreciated.

(11) Goodwill and Intangibles, Net

        As of December 31, 2003, $29 million, $79 million, $52 million, $148 million, and $121 million of goodwill and intangibles, net of amortization of intangibles, are attributable to the Telverse, Genuity, McLeod, CorpSoft, and Software Spectrum acquisitions, respectively.

        As of December 31, 2002, $72 million, $155 million and $125 million of goodwill and intangibles, net of amortization of intangibles, are attributable to the McLeod, CorpSoft and Software Spectrum acquisitions, respectively.

        In addition, as of December 31, 2003 and 2002, the Company had $30 million of goodwill attributable to the acquisition of XCOM in 1998.

        The Company adopted the provisions of SFAS No. 142 in January 2002. SFAS No. 142 requires companies to segregate identifiable intangible assets acquired in a business combination from goodwill. The remaining goodwill is no longer subject to amortization over its estimated useful life. However, the carrying amount of the goodwill must be assessed at least annually for impairment using a fair value based test. Level 3 has acquired several businesses since the adoption of SFAS No. 142 that resulted in goodwill.

        In July 2003, Level 3 purchased Telverse Communications, Inc. for approximately $31 million in Level 3 common stock, cash consideration and transaction costs. This acquisition resulted in identifiable intangible assets of $32 million primarily related to developed technology acquired with an insignificant amount allocated to customer contracts.

        Level 3 purchased substantially all of the assets and operations of Genuity in February 2003. The initial fair value of the assets, adjusted for subsequent purchase price adjustments, indicated that the assets acquired net of the Company's estimate of obligations assumed was in excess of the purchase price paid by $86 million. As a result, the Company did not recognize goodwill in this transaction and reallocated the negative goodwill against the long-lived asset values in accordance with SFAS No. 141. The Company has attributed approximately $107 million of the Genuity purchase price to identifiable intangible assets, including $79 million to specific customer contracts and $28 million to the existing customer base. Level 3 is amortizing these intangibles over periods ranging from 3 to 5 years, with a weighted average remaining life of 4.2 years at December 31, 2003. The intangibles acquired as part of the Genuity transaction have been adjusted during the fourth quarter of 2003 from their previously allocated values to reflect changes in the purchase price allocation and the settlement with the Genuity Bankruptcy Estate described in Note 2.

        Level 3 completed the acquisition of McLeod's wholesale dial-up business on January 24, 2002. The Company has attributed approximately $49 million of the purchase price to customer contracts with an amortization period equal to the remaining term of the primary contract of approximately 30 months at the date of acquisition. The purchase price in excess of the fair value allocated to identifiable tangible and intangible assets resulted in goodwill of $41 million.

        The acquisition of CorpSoft was completed on March 13, 2002. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net assets by approximately $131 million based on a valuation of the assets acquired and estimates of the liabilities assumed. The Company has attributed approximately $26 million of the purchase price to a customer relationship intangible asset with an amortization period equal to ten years.

        On June 18, 2002, the Company completed the acquisition of Software Spectrum, Inc. The $135 million purchase price, including transaction costs, exceeded the estimated fair value of the net assets by approximately $79 million based on a valuation of the assets acquired and estimates of the liabilities assumed. The Company has attributed approximately $49 million of the purchase price to a customer relationship intangible asset with an amortization period equal to ten years.

        At December 31, 2003 and 2002 identifiable intangible assets were as follows:

	Cost	Accumulated Amortization	Book Value
	(dollars in millions)
2003
Customer Contracts:
Genuity	$28	$(6)	$22
McLeod	49	(38)	11
Customer Relationships:
Genuity	79	(22)	57
Software Spectrum (including CorpSoft)	75	(13)	62
Technology:
Telverse	32	(3)	29

	$263	$(82)	$181

	Cost	Accumulated Amortization	Book Value
	(dollars in millions)
2002
Customer Contracts:
McLeod	$49	$(18)	$31
Customer Relationships:
Software Spectrum (including CorpSoft)	75	(5)	70

	$124	$(23)	$101

        Goodwill attributable to these acquisitions has been or will be assessed at least annually for impairment in accordance with SFAS No. 142, beginning with the first anniversary of the acquisition and December 31 of each year thereafter.

        Goodwill and intangible asset amortization expense, including amortization expense attributable to equity method investees, was $61 million and $25 million for the years ended December 31, 2003 and 2002, respectively. Goodwill amortization expense for the year ended December 31, 2001 was $41 million.

        The following is pro-forma financial information of the Company assuming that SFAS No. 142 had been in effect in 2001 and goodwill amortization expense had not been recorded:

	As Reported	Goodwill Amortization	Adjusted Net Loss
	(dollars in millions)
Year Ended December 31, 2001
Loss from Continuing Operations	$(4,373)	$41	$(4,332)
Net Loss.	(4,978)	41	(4,937)
Per Share:
Loss from Continuing Operations	(11.70)		(11.59)
Net Loss.	(13.32)		(13.21)

        The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2004—$50 million; 2005—$38 million; 2006—$38 million; 2007—$18 million and 2008—$11 million.

(12) Other Assets, Net

        At December 31, 2003 and 2002 other assets consisted of the following:

	2003	2002
	(dollars in millions)
Investments	$6	$21
Debt Issuance Costs, net	64	93
Prepaid Network Assets	2	11
CPTC Deferred Development and Financing Costs	—	19
Assets Held for Sale	1	10
Employee and Officer Notes Receivable	—	3
Prepaid Operating and Maintenance Costs	18	—
Other	9	15

	$100	$172

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

        On December 31, 2003, Level 3 owned approximately 27 million shares of RCN common stock and approximately one million of Commonwealth Telephone common shares, representing approximately 22% and 4.6% of the outstanding shares of RCN and Commonwealth Telephone, respectively. The Company accounts for its investment in RCN using the equity method. Due to the recapitalization of Commonwealth Telephone shares in September 2003, that reduced the Company's voting interest from 29% to 4.6%, the Company accounts for its investment in Commonwealth

Telephone using the cost method (See Note 8). The market value of the Company's investment in RCN was $18 million at December 31, 2003 (See Note 20).

        On February 22, 2002, Level 3 Holdings, Inc., a wholly owned subsidiary of the Company, agreed to acquire from Mr. David C. McCourt, a director of the Company, his 10% interest in Level 3 Telecom Holdings, Inc., the Company's subsidiary that indirectly holds the Company's ownership interests in RCN and Commonwealth Telephone. The total cash consideration paid to Mr. McCourt in this transaction was $15 million and was accounted for as an increase in the carrying value of the RCN and Commonwealth Telephone investments.

        In, 2002, Eldorado Equity Holdings, Inc., an indirect, wholly owned subsidiary of Level 3, sold in two separate transactions, approximately 9.6 million shares of common stock of Commonwealth Telephone. The Company received approximately $362 million of proceeds from these transactions and recorded a gain on the disposition of $191 million, which is included in other, net on the consolidated statement of operations.

        As a result of these transactions, the Company owned approximately 4% of the total Commonwealth Telephone shares outstanding as of December 31, 2002 through its ownership of 1,017,061 shares of Class B common stock. Class B common shareholders are entitled to 15 votes for every share held. Therefore, the Company held a 29% voting interest in Commonwealth Telephone at December 31, 2002. Due primarily to the Company's significant voting interest in Commonwealth Telephone, the Company accounted for the investment using the equity method prior to the recapitalization discussed below.

        On April 25, 2003, it was announced that the Company and Commonwealth Telephone had entered into a recapitalization agreement that provided for the reclassification and conversion of each outstanding share of Commonwealth Telephone Class B common stock into 1.09 shares of Commonwealth Telephone common stock. Commonwealth Telephone's shareholders approved the plan on September 3, 2003. This recapitalization reduced Level 3's equity and voting interest to approximately 4.6% at December 31, 2003, and as a result, the Company accounted for its investment using the cost method effective in September 2003. At December 31, 2003, Level 3 reflected the Commonwealth Telephone shares as available for sale marketable equity securities, and therefore increased the carrying value to reflect the current fair value of the shares (See Note 8).

        During 2000, Level 3's proportionate share of RCN's losses exceeded the remaining carrying value of Level 3's investment in RCN. Level 3 does not have additional financial commitments to RCN; therefore it recognized equity losses only to the extent of its investment in RCN. If RCN becomes profitable, Level 3 will not record its equity in RCN's profits until unrecorded equity in losses have been offset. The Company's investment in RCN, including goodwill, was zero at December 31, 2003 and 2002. The Company did not recognize approximately $394 million and $249 million of suspended equity losses attributable to RCN for the years ended December 31, 2002 and 2001, respectively. As of the date of this report, RCN had not released fourth quarter results. As such, the Company did not recognize approximately $50 of suspended equity losses attributable to RCN for the nine months ended September 30, 2003, bringing the total amount of suspended equity losses to approximately $713 million at September 30, 2003.

        The Company previously made investments in certain public and private companies in connection with some of those entities agreeing to purchase various services from the Company, and has no obligation to fund or guarantee any of these entities. The Company originally recorded these transactions as investments and deferred revenue on the balance sheet. The value of the investment and deferred revenue is equal to the estimated fair value of these securities at the time of the transaction or the value of the services to be provided, whichever was more readily determinable. The Company recorded a charge of $37 million during 2001, for an other-than temporary decline in the value of such investments, which is included in other, net on the consolidated statements of operations. Future appreciation will be recognized only upon sale or other disposition of these securities. The carrying amount of the investments was zero at December 31, 2003 and 2002. The Company recognized revenue of approximately $1 million, $3 million and $13 million for actual services provided to other entities involved in the program for the twelve months ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, the Company had deferred revenue obligations of $3 million and $4 million with respect to these transactions.

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

        As of the date of completion of the Genuity transaction, Level 3 was obligated as part of certain capital lease agreements, to purchase approximately $30 million of O&M services from suppliers over the next four years. As of December 31, 2003, the Company has reflected the current ($9 million) and remaining noncurrent ($15 million) portions of the O&M payments due under these arrangements.

        Loans outstanding from certain executive officers of the Company were paid in full during the year ended December 31, 2003. These loans totaled $3 million at December 31, 2002. The loans were taken out in 2001 and were secured by Level 3 common stock or other personal assets of the borrower bearing interest at 4.75%.

(13) Long-Term Debt

        At December 31, 2003 and 2002, long-term debt was as follows:

	2003	2002
	(dollars in millions)
Senior Secured Credit Facility:
Term Loan Facility
Tranche A	$—	$450
Tranche B	—	275
Tranche C	—	400
Convertible Senior Discount Notes (9% due 2013)	211	—
Senior Notes (10.750% due 2011)	500	—
Convertible Senior Notes (2.875% due 2010)	374	—
Senior Notes (9.125% due 2008)	1,204	1,388
Senior Notes (11% due 2008)	362	433
Senior Discount Notes (10.5% due 2008)	409	566
Senior Euro Notes (10.75% due 2008)	400	335
Senior Discount Notes (12.875% due 2010)	420	371
Senior Euro Notes (11.25% due 2010)	130	109
Senior Notes (11.25% due 2010)	96	124
Convertible Subordinated Notes (6.0% due 2009)	362	364
Convertible Subordinated Notes (6.0% due 2010)	514	525
Junior Convertible Subordinated Notes	—	500
Commercial Mortgages:
GMAC (3.67% due 2003-2005)	119	120
CPTC Long-term Debt (with recourse only to CPTC)	—	139
Capital leases assumed in Genuity transaction	268	—
Other	6	7

	5,375	6,106
Less current portion	(125)	(4)

	$5,250	$6,102

Debt Exchanges and Repurchases

        Beginning in 2001, Level 3 began repurchasing several series of it public debt, including its two series of convertible debt, in exchange for Level 3 common stock. In August 2002, the SEC staff notified certain public companies and accounting firms that it was reviewing the accounting treatment for certain transactions involving the conversion of convertible debt pursuant to inducements made to prompt conversion of the debt to equity securities of the issuer. The SEC staff acknowledged that there was diversity in accounting practice and asked the Emerging Issues Task Force of the Financial Accounting Standards Board to address the issue as part of its September 2002 agenda.

        In September 2002, the EITF issued EITF 02-15. The EITF concluded that these types of transactions should be accounted for as induced conversions in accordance with SFAS No. 84. SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. In addition, under SFAS No. 84, a gain or loss on early extinguishment of debt, as applicable, is not recorded upon the conversion of convertible debt. The accounting is to be applied prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus. The Company applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed subsequent to the second quarter of 2002. The gains on early extinguishment of debt for debt exchanges or repurchases, and the SFAS No. 84 induced conversion expense for convertible debt for equity exchanges subsequent to June 30, 2002, are both included in other income (expense) in the accompanying consolidated statements of operations in the periods indicated below.

        In the fourth quarter of 2003, the Company exchanged $61 million aggregate principal amount of its 9.125% Senior Notes due 2008, $53 million aggregate principal amount of its 11% Senior Notes due 2008, $26 million aggregate principal amount of its 11.25% Senior Notes due 2010, and $212 million face value ($210 million carrying value) of its 10.5% Senior Discount Notes due 2008. The Company issued approximately 20 million shares of its common stock worth approximately $105 million and $208 million of a new issue of 9% Convertible Senior Discount Notes due 2013, ("9% Convertible Senior Discount Notes") in exchange for these senior notes. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26 "Early Extinguishment of Debt", ("APB No. 26"). The net gain on the early extinguishment of the debt, including unamortized debt issuance costs, was $37 million for these transactions.

        In the third quarter 2003, the Company exchanged $2 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $12 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company issued approximately two million shares of its common stock with a market value of approximately $10 million. The value of securities issuable pursuant to original conversion terms was approximately $1 million. Therefore, pursuant to the provisions of SFAS No. 84, a debt conversion expense of $9 million was recorded and included in other income (expense) in the consolidated statement of operations. The Company also exchanged $18 million aggregate principal amount of its 11% Senior Notes due 2008, $23 million of its 9.125% Senior Notes due 2008 and $2 million aggregate principal amount of its 11.25% Senior Notes due 2010. The Company issued approximately 7 million shares of its common stock with a market value of approximately $41 million. The transaction was accounted for as an extinguishment of debt, in accordance with APB No. 26. The net gain on the early extinguishment of the debt, including unamortized debt issuance costs, was $2 million for these transactions.

        In the second quarter of 2003, the Company exchanged $100 million aggregate principal amount of its 9.125% Senior Notes due 2008. The Company issued approximately 13 million shares of its common stock with a market value of approximately $96 million. The transaction was accounted for as an extinguishment of debt, in accordance with APB No. 26. The net gain on the early extinguishment of the debt, including transaction costs and unamortized debt issuance costs, was $2 million. In addition, the Company issued approximately 184,000 shares of its common stock in payment of approximately $2 million of accrued interest.

        In the third and fourth quarter of 2002, the Company exchanged $99 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $159 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 in exchange for the issuance of approximately 20 million shares of its common stock with a market value of approximately $102 million. The value of securities issuable pursuant to original conversion privileges was approximately $14 million. Therefore, pursuant to the provisions of SFAS No. 84, a debt conversion expense of $88 million was recorded.

        In the first and second quarter of 2002, the Company exchanged $136 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2009 and $35 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010. The Company issued approximately 12 million shares of its common stock with a market value of approximately $52 million. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26 since they were completed prior to the issuance of EITF 02-15. The net gain on the early extinguishment of the debt, including unamortized debt issuance costs, was $114 million for these transactions.

        During the year ended December 31, 2002, the Company exchanged $12 million aggregate principal amount of its 9.125% Senior Notes due 2008, $87 million face value ($62 million carrying value) of its 12.875% Senior Discount Notes due 2010, and $88 million face value ($79 million carrying value) of its 10.5% Senior Discount Notes due 2008. The Company issued approximately 15 million shares of its common stock worth approximately $70 million in exchange for these senior notes. The transactions were accounted for as extinguishments of debt, in accordance with APB No. 26. The net gain on the early extinguishment of the debt, including unamortized debt issuance costs, was $82 million for these transactions.

        In February 2002, the Company's first-tier, wholly owned subsidiary, Level 3 Finance, LLC purchased $89 million aggregate principal amount of Company debt for cash of $31 million. The net gain on the extinguishments of the debt, including transaction costs, realized foreign currency gains and unamortized debt issuance costs, was approximately $59 million and was accounted for as extinguishment of debt, in accordance with APB No. 26.

        In 2001, the Company exchanged $130 million of its 6% Convertible Subordinated Notes due in 2009 and $64 million of its 6% Convertible Subordinated Notes due in 2010. The Company issued approximately 15.9 million shares of its common stock worth approximately $72 million in exchange for the debt. The net gain on the early extinguishments of the debt, including transaction costs and unamortized debt issuance costs, was $117 million and was accounted for as early extinguishment of debt, in accordance with APB No. 26.

        In 2001, the Company's first-tier, wholly owned subsidiary, Level 3 Finance, LLC commenced a "Modified Dutch Auction" tender offer for a portion of the Company's senior debt and convertible debt securities. Under the "Modified Dutch Auction" procedure, Level 3 Finance accepted tendered notes in each offer in the order of the lowest to the highest tender prices specified by the tendering holders within the applicable price range for the applicable series of notes. Level 3 Finance purchased debt with a face value of approximately $1.7 billion, plus accrued interest, for a total purchase price of approximately $731 million in cash. The net gain on the repurchase, including transaction costs, foreign currency gains and unamortized debt issuance costs, was approximately $967 million and was accounted for as extinguishment of debt, in accordance with APB No. 26.

        Pursuant to SFAS No. 145, the Company reclassified $255 million and $1.075 billion of extraordinary gains on extinguishment of debt recognized in 2002 and 2001, respectively, to other income (expense) on the consolidated statements of operations.

Senior Secured Credit Facility

        On October 1, 2003, Level 3 used the $486 million proceeds from the issuance of the 10.75% Senior Notes due in 2011 described below, $400 million noncurrent restricted cash and cash on hand to repay in full all outstanding purchase money indebtedness and related expenses under the Senior Secured Credit Facility and terminated the agreement. Level 3 recorded as interest expense, approximately $24 million for unamortized deferred debt issuance costs attributable to the Senior Secured Credit Facility for which amortization was accelerated due to the repayment. The Company also paid $4 million in fees to the lenders during the fourth quarter of 2003 as part of the termination of the agreement which is included in other income (expense) on the consolidated statement of operations.

9% Convertible Senior Discount Notes due 2013

        In October 2003, Level 3 completed the exchange of approximately $352 million (book value) of debt and accrued interest outstanding, as of October 24, 2003, for approximately 20 million shares of Level 3 common stock and $208 million (book value) of a new issue of 9% Convertible Senior Discount Notes.

        Level 3 Communications, Inc. issued $295 million aggregate principal amount at maturity of 9% Convertible Senior Discount Notes. Interest on the 9% Convertible Senior Discount Notes accretes at a rate of 9% per annum, compounded semiannually, to an aggregate principal amount of $295 million by October 15, 2007. Cash interest will not accrue on the 9% Convertible Senior Discount Notes prior to October 15, 2007; however, Level 3 Communications, Inc. may elect to commence the accrual of cash interest on all outstanding 9% Convertible Senior Discount Notes on or after October 15, 2004, in which case the outstanding principal amount at maturity of each 9% Convertible Senior Discount Note will, on the elected commencement date, be reduced to the accreted value of the 9% Convertible Senior Discount Note as of that date and cash interest shall be payable on that Note on April 15 and October 15 thereafter. Commencing October 15, 2007, interest on the 9% Convertible Senior Discount Notes will accrue at the rate of 9% per annum and will be payable in cash semiannually in arrears. Accrued interest expense through December 31, 2003 on the 9% Convertible Senior Discount Notes of $3 million was added to the long-term debt balance.

        The 9% Convertible Senior Discount Notes are convertible into shares of the Company's common stock at a conversion rate of $9.99 per share, subject to certain adjustments. The total number of shares issuable upon conversion will range from approximately 22 million to 30 million shares depending upon the total accretion prior to conversion. On or after October 15, 2008, Level 3, at its option, may redeem for cash all or a portion of the notes. Level 3 may exercise this option only if the current market price for at least 20 trading days within any 30 consecutive trading day period exceeds 140% of the conversion price on October 15, 2008. This amount will be decreased to 130% and 120% on October 15, 2008 and 2009, respectively, if the initial holders sell greater than 33.33% of the notes. Level 3 is also obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

        The 9% Convertible Senior Discount Notes will be subject to conversion into common stock at the option of the holder, in whole or in part, at any time or from time to time after 180 days after the issue date at the following conversion prices (expressed as percentages of accreted value) plus accrued and unpaid interest thereon to the conversion date, of the time periods indicated below:

Year	Conversion Price
April 15, 2004 - October 14, 2004	73.549%
October 15, 2004 - April 14, 2005	76.859%
April 15, 2005 - October 14, 2005	80.317%
October 15, 2005 - April 14, 2006	83.932%
April 15, 2006 - October 14, 2006	87.709%
October 15, 2006 - April 14, 2007	91.656%
April 15, 2007 - October 14, 2007	95.780%
October 15, 2007 and thereafter	100.090%

        These notes are senior unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Communications, Inc.

10.75% Senior Notes due 2011

        In October 2003, Level 3 Financing, Inc., a wholly owned, direct subsidiary of Level 3 Communications, Inc., received $486 million of net proceeds from a private placement offering of $500 million aggregate principal amount of its 10.75% Senior Notes due 2011 ("10.75% Senior Notes"). Interest on the notes accrues at 10.75% per year and is payable on April 15 and November 15 each year in cash.

        The 10.75% Senior Notes are subject to redemption at the option of Level 3 Financing, Inc., in whole or in part, at any time or from time to time on or after October 15, 2007, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning October 15, of the years indicated below:

Year	Redemption Price
2007	105.375%
2008	102.688%
2009 and thereafter	100.000%

        The 10.75% Senior Notes are senior, unsecured obligations of Level 3 Financing, Inc., ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Financing, Inc. The notes contain certain covenants, which among other things, limit consolidated debt, dividend payments, and transactions with affiliates. The net proceeds of the offering were used to repay amounts outstanding under the Senior Secured Credit Facility.

        Debt issuance costs of $14 million were originally capitalized and are being amortized to interest expense over the term of the Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to $13 million at December 31, 2003.

2.875% Convertible Senior Notes due 2010

        On July 8, 2003, the Company completed the offering of $373.75 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 ("2.875% Convertible Senior Notes") in an

underwritten public offering pursuant to the Company's shelf registration statement. Interest on the notes accrues at 2.875% per year and is payable semi-annually in arrears in cash on January 15 and July 15, beginning January 15, 2004. The 2.875% Convertible Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured debt. The 2.875% Convertible Senior Notes contain certain covenants, which among other things, limit additional liens on assets of the Company.

        The 2.875% Convertible Senior Notes are convertible into shares of the Company's common stock at a conversion rate of $7.18 per share, subject to certain adjustments. On or after July 15, 2007, Level 3, at its option, may redeem for cash all or a portion of the notes. Level 3 may exercise this option only if the current market price for the Level 3 common stock for at least 20 trading days within any 30 consecutive trading day period exceeds prices ranging from 170% of the conversion price on July 15, 2007 decreasing to 150% of the conversion price on or after July 15, 2009. Level 3 would also be obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

        Level 3 intends to use the net proceeds of $361 million, after transaction costs, for working capital, capital expenditures and other general corporate purposes, including new product development, debt repurchases and acquisitions.

        Debt issuance costs of $13 million were originally capitalized and are being amortized to interest expense over the term of the 2.875% Convertible Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to $11 million at December 31, 2003.

9.125% Senior Notes due 2008

        In April 1998, Level 3 Communications, Inc. received $1.94 billion of net proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("9.125% Senior Notes"). As of December 31, 2003, a total of $796 million aggregate principal amount of the 9.125% Senior Notes had been repurchased. Interest on the notes accrues at 9.125% per year and is payable on May 1 and November 1 each year in cash.

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

        Debt issuance costs of $65 million were originally capitalized and are being amortized to interest expense over the term of the Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $17 million at December 31, 2003.

11% Senior Notes due 2008

        In February 2000, Level 3 Communications, Inc. received $779 million of net proceeds, after transaction costs, from a private offering of $800 million aggregate principal amount of its 11% Senior Notes due 2008 ("11% Senior Notes"). As of December 31, 2003, a total of $439 million aggregate principal amount of the 11% Senior Notes had been repurchased. Interest on the notes accrues at 11% per year and is payable semi-annually in arrears in cash on March 15 and September 15, beginning September 15, 2000. The 11% Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior debt. The 11% Senior Notes cannot be prepaid by Level 3 Communications, Inc., and mature on March 15, 2008. The 11% Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        Debt issuance costs of $21 million were originally capitalized and are being amortized to interest expense over the term of the 11% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $5 million at December 31, 2003.

10.5% Senior Discount Notes due 2008

        In December 1998, Level 3 Communications, Inc. sold $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 ("10.5% Senior Discount Notes"). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long-term debt. As of December 31, 2003, a total of $425 million aggregate principal amount of the 10.5% Senior Discount Notes had been repurchased. Interest on the 10.5% Senior Discount Notes accreted at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million ($409 million after repurchases) at December 1, 2003. Commencing December 1, 2003, interest on the 10.5% Senior Discount Notes accrued at the rate of 10.5% per annum and will be payable in cash semiannually in arrears. Accrued interest expense for the 11 month period ended November 30, 2003 on the 10.5% Senior Discount Notes of $53 million was added to long-term debt.

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

        Debt issuance costs of $14 million were originally capitalized and are being amortized over the term of the 10.5% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $3 million at December 31, 2003.

10.75% Senior Euro Notes due 2008

        On February 29, 2000, Level 3 Communications, Inc. received €488 million ($478 million when issued) of net proceeds, after debt issuance costs, from an offering of €500 million aggregate principal amount 10.75% Senior Euro Notes due 2008 ("10.75% Senior Euro Notes"). As of December 31, 2003, a total of €179 million aggregate principal amount of the 10.75% Senior Euro Notes had been repurchased. Interest on the notes accrues at 10.75% per year and is payable in Euros semi-annually in arrears on March 15 and September 15 each year beginning on September 15, 2000. The 10.75% Senior Euro Notes are not redeemable by Level 3 Communications, Inc. prior to maturity. Debt issuance costs of €12 million ($12 million) were originally capitalized and are being amortized over the term of the 10.75% Senior Euro Notes. As a result of amortization and debt repurchases, the net capitalized debt issuance costs have been reduced to €4 million at December 31, 2003.

        The 10.75% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 10.75% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        The issuance of the €500 million 10.75% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such investment. The 10.75% Senior Euro Notes were valued, based on current exchange rates, at $400 million in the Company's financial statements at December 31, 2003. The difference between the carrying value at December 31, 2003 and the value at issuance, after repurchases, was recorded in other comprehensive income.

12.875% Senior Discount Notes due 2010

        On February 29, 2000, Level 3 Communications, Inc. sold in a private offering $675 million aggregate principal amount at maturity of its 12.875% Senior Discount Notes due 2010 ("12.875% Senior Discount Notes"). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long-term debt. As of December 31, 2003, a total of $187 million aggregate principal amount of the 12.875% Senior Discount Notes had been repurchased, leaving $488 million aggregate principal amount outstanding. Interest on the 12.875% Senior Discount Notes accretes at a rate of 12.875% per year, compounded semi-annually, to an aggregate principal amount of $488 million by March 15, 2005. Cash interest will not accrue on the 12.875% Senior Discount Notes prior to

March 15, 2005. However, Level 3 Communications, Inc. may elect to commence the accrual of cash interest on all outstanding 12.875% Senior Discount Notes on or after March 15, 2003. In that case, the outstanding principal amount at maturity of each 12.875% Senior Discount Note will, on the elected commencement date, be reduced to the accreted value of the 12.875% Senior Discount Note as of that date and cash interest shall be payable on the 12.875% Senior Discount Notes on March 15 and September 15 thereafter. Commencing September 15, 2005, interest on the 12.875% Senior Discount Notes will accrue at the rate of 12.875% per year and will be payable in cash semi-annually in arrears. Accrued interest expense for the year ended December 31, 2003 on the 12.875% Senior Discount Notes of $49 million was added to long-term debt.

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

        Debt issuance costs of $9 million were originally capitalized and are being amortized to interest expense over the term of the 12.875% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $4 million at December 31, 2003.

11.25% Senior Euro Notes due 2010

        On February 29, 2000, Level 3 Communications, Inc. received €293 million ($285 million when issued) of net proceeds, after debt issuance costs, from an offering of €300 million aggregate principal amount 11.25% Senior Euro Notes due 2010 ("11.25% Senior Euro Notes"). As of December 31, 2003, a total of €196 million aggregate principal amount of the 11.25% Senior Euro Notes had been repurchased. Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears in Euros on March 15 and September 15 each year beginning September 15, 2000.

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

        Debt issuance costs of €7 million ($7 million) were originally capitalized and are being amortized over the term of the 11.25% Senior Euro Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to €2 million at December 31, 2003. The 11.25% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11.25% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        The issuance of the €300 million 11.25% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such net investment. The 11.25% Senior Euro Notes were valued, based on current exchange rates, at $130 million in the Company's financial statements at December 31, 2003.

11.25% Senior Notes due 2010

        In February 2000, Level 3 Communications, Inc. received $243 million of net proceeds, after transaction costs, from a private offering of $250 million aggregate principal amount of its 11.25% Senior Notes due 2010 ("11.25% Senior Notes"). As of December 31, 2003, a total of $154 million aggregate principal amount of the 11.25% Senior Notes had been repurchased. Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears on March 15 and September 15 in cash beginning September 15, 2000.

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

        Debt issuance costs of $7 million were originally capitalized and are being amortized to interest expense over the term of the 11.25% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $2 million at December 31, 2003.

6% Convertible Subordinated Notes due 2009

        On September 14, 1999, the Company received $798 million of proceeds, after transaction costs, from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009 ("Subordinated Notes 2009"). The Subordinated Notes 2009 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2009 accrues at 6% per year and is payable each year in cash on March 15 and September 15. The principal amount of the Subordinated Notes 2009 will be due on September 15, 2009. The Subordinated Notes 2009 may be converted into shares of common stock of the Company at any time prior to maturity, unless the Company has caused the conversion rights to expire. The conversion rate is 15.3401 shares per each $1,000 principal amount of Subordinated Notes 2009, subject to adjustment in certain circumstances. On or after September 15, 2002, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period. As of December 31, 2003, less than $1 million of debt had been converted into shares of common stock. As of December 31, 2003, a total of $461 million aggregate principal amount of the Subordinated Notes 2009 had been repurchased or exchanged for common stock.

        Debt issuance costs of $25 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes 2009. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $6 million at December 31, 2003.

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

        On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. As of December 31, 2003, no debt had been converted into shares of common stock. As of December 31, 2003, a total of $350 million aggregate principal amount of the Subordinated Notes 2010 had been repurchased or exchanged for common stock.

        Debt issue costs of $27 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $10 million at December 31, 2003.

Junior Convertible Subordinated Notes

        In July 2002, the Company sold $500 million aggregate principal amount of its 9% Junior Convertible Subordinated Notes due 2012 to entities controlled by three institutions: Longleaf Partners Funds, Berkshire Hathaway, Inc., and Legg Mason, Inc. The notes, which had a 10-year maturity, paid 9% cash interest annually, payable quarterly beginning October 15, 2002. The notes were convertible, at the option of the holders, into Level 3 common stock at any time at a conversion price of $3.41 (subject to certain customary adjustments). The notes were convertible at the Company's option into convertible preferred stock under certain conditions and circumstances. The convertible notes ranked junior to substantially all of the Level 3 Communications, Inc.'s outstanding indebtedness.

        In January 2003, a holder of the Junior Convertible Subordinated Notes converted $20 million principal amount of the Notes into approximately six million shares of Level 3 common stock. Pursuant to the original conversion terms, the holder received 293.255 shares of Level 3 common stock for each $1,000 principal amount of notes converted. The debt was converted pursuant to the original conversion terms; therefore, no gain or loss was recognized on the transaction.

        In April 2003, a holder of the Junior Convertible Subordinated Notes converted $23 million principal amount of the Notes into approximately 7 million shares of Level 3 common stock. The debt was converted pursuant to the original conversion terms; therefore, no gain or loss was recognized on the transaction.

        In the June 2003, the remaining $457 million aggregate principal amount of the Company's 9% Junior Convertible Subordinated Notes due 2012 were converted into approximately 161 million shares of Level 3 common stock with a market value of approximately $1.135 billion. The market value of securities issuable pursuant to original conversion privileges on the conversion date was approximately $945 million. Therefore, pursuant to the provisions of SFAS No. 84, debt conversion expense of

$190 million was recorded in the second quarter of 2003. Approximately $7 million of foregone accrued interest through the date of the conversion was credited to additional paid-in capital. In addition, approximately $10 million of unamortized debt issuance costs were charged to additional paid-in capital as a result of the conversion to common stock. The total increase in common stock as a result of this conversion and related debt conversion expenses was $644 million.

GMAC Commercial Mortgage due 2003

        In June 2000, HQ Realty, Inc. (a wholly owned subsidiary of the Company) entered into a $120 million floating-rate loan ("GMAC Mortgage") providing secured, non-recourse debt to finance the Company's world headquarters. HQ Realty, Inc. is a single purpose entity organized solely to own, hold, operate and manage the world headquarters which has been 100% leased to Level 3 Communications, LLC in Broomfield Colorado. Under the terms of the loan agreement, HQ Realty, Inc., will not engage in any business other than the ownership, management, maintenance and operation of the world headquarters. The assets of HQ Realty Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company are not available to satisfy the obligations of HQ Realty, Inc. HQ Realty, Inc. received $119 million of net proceeds after transaction costs. Level 3 was required to place $13 million of the net proceeds in a restricted account. The release of these funds is contingent upon Level 3's debt rating increasing to BBB by S&P and Baa2 by Moody's which did not occur in 2003.

        The initial term of the GMAC Commercial Mortgage was through June 2003 with two one-year no cost extensions. The first one-year extension was exercised by the Company during 2003. Interest varies monthly with the 30 day London Interbank Offering Rate ("LIBOR") for U.S. Dollar Deposits as follows:

        The Index plus:

  (1)
  240 basis points during the Initial Term;

  (2)
  250 basis points during the First Extension; and

  (3)
  260 basis points during the Second Extension.

        At December 31, 2003 the interest rate was 3.67%.

        The GMAC Mortgage may be prepaid at par in whole or in part in multiples of $100,000. The entire principal is due at maturity or at the end of the elected extension period. Interest only is due during the initial three-year term. Interest and amortization are due during the extension terms based on a 30-year amortization period with a balloon payment at maturity.

        Existing debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the GMAC Mortgage.

CPTC

        On January 3, 2003, CPTC sold the "91 Express Lanes" toll road and related assets and obligations. The Company's long-term debt was reduced by approximately $139 million as a result of the transaction. The Company had reflected the debt on its consolidated balance sheet due to its 65% equity interest in CPTC.

Genuity Capital Lease Obligations

        As part of the Genuity transaction that closed on February 4, 2003, the Company assumed certain capital lease obligations of Genuity for operating equipment. The Company used a 15% discount rate to present value the minimum lease payments, representing the effective interest rate that could be obtained by the Company for a similar agreement, resulting in a capital lease obligation of $309 million. The capital lease agreements also contain provisions whereby Level 3 is required to purchase approximately $30 million of O&M services and network capacity ratably over the lease term, which are recorded as prepaid assets (recognized as cost of revenue over the term of the agreement) and other current and noncurrent liabilities. The future minimum lease payments under the capital lease obligations as of December 31, 2003, excluding the O&M and network capacity obligations and assuming the lease terms remain the same as on the acquisition date, are $133 million in 2004; $116 million in 2005; and $76 million in 2006. The lease arrangements with the equipment contain certain provisions whereby Level 3 can reduce or terminate significant portions of the lease if one of the significant customers using the equipment terminates all or part of its commitment, subject to certain conditions, which would result in a reduction of the capital lease obligation at the time any such agreement occurs. As of the acquisition date of the lease, the exercise of the termination provision was considered remote. One of the customers utilizing this leased equipment has the option of reducing its minimum contractual commitment beginning in 2004.

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

Future Debt Maturities:

        Scheduled maturities of long-term debt are as follows (in millions):

2004—$125; 2005—$203; 2006—$64; 2007—$1; 2008—$2,376 and $2,606 thereafter.

        Included in the 2005 long-term debt maturities is $117 million related to the GMAC Commercial Mortgage. The initial term of the GMAC Commercial Mortgage was through June 2003 with two one-year no cost extensions. The first one-year extension was exercised by the Company during 2003 and the debt maturities schedule assumes the Company will exercise the final one-year extension.

(14) Employee Benefit Plans

        The Company adopted the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in 1998. Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FIN 28. Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges may not be settled in cash, but rather, are generally settled through issuance of common stock.

        The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award.

        The Company recognized on the statement of operations a total of $86 million, $181 million and $314 million of non-cash compensation in 2003, 2002 and 2001, respectively. In addition, included in discontinued operations is non-cash compensation expense of $7 million for the year ended 2001. In addition, the Company capitalized $4 million, $7 million and $49 million in 2003, 2002 and 2001, respectively, of non-cash compensation for those employees and contractors directly involved in the construction of the network or development of the business support systems.

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three years ended December 31, 2003.

	2003	2002	2001
	(dollars in millions)
NQSO	$—	$—	$8
Warrants	9	11	42
OSO	30	116	227
C-OSO	15	40	58
Restricted Stock	2	1	2
Shareworks Match Plan	8	12	13
Shareworks Grant Plan	11	8	13
401(k) Match Expense	15	—	—

	90	188	363
Capitalized Noncash Compensation	(4)	(7)	(49)

Non-cash Compensation Expense—Continuing Operations	86	181	314
Discontinued Asian Operations	—	—	7

	$86	$181	$321

  Non-qualified Stock Options and Warrants

        During the first quarter of 2003, the Company issued approximately 684,000 fully vested warrants to a consultant as payment primarily for acquisition-related consulting services. The warrants allow the consultant to purchase common stock at $4.90 per share. The warrants were fully vested at issuance and will expire on January 1, 2013. At December 31, 2003, the fair value of the warrants was $2 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 4.12% and an expiration date of January 1, 2013. The Company used a volatility rate of 70% to reflect the longer exercise period.

        On March 31, 2003, the Company issued approximately 1.7 million warrants to a consultant as payment for future consulting financial advisory services. The warrants allow the consultant to purchase common stock at $5.16 per share. The warrants vest equally in quarterly installments over twelve months. The warrants expire March 31, 2010. Pursuant to the relevant accounting guidance, the fair value of these warrants is determined on their respective vesting dates. The fair value of the unvested portion of these warrants is determined at each financial reporting date and was $2 million at December 31, 2003 for the approximately 400,000 unvested warrants. At December 31, 2003, the total fair value of these warrants was approximately $7 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 3.6%, a term of six years and a volatility rate of 75% over the term.

        In June 2002, the Company issued two million warrants to a contractor as payment for consulting services. The warrants allow the contractor to purchase common stock at $4.25 per share. Warrants to purchase 640,000 shares of common stock were vested immediately upon grant with the remaining 1,360,000 vesting equally over eight months. The warrants expire in February 2010. At December 31, 2003, the total amount expensed for these warrants was approximately $7 million.

        As of December 31, 2003, there were approximately 16.4 million warrants outstanding ranging in prices from $4.25 to $60.06. Of these warrants, approximately 16.0 million were exercisable at December 31, 2003 with a weighted average exercise price of $9.64 per warrant.

        The Company did not grant any NQSOs during the year ended December 31, 2003. As of December 31, 2003, all NQSOs previously granted were fully vested.

        Transactions involving NQSO stock options granted are summarized as follows:

	Units	Exercise Price Per Unit	Weighted Average Exercise Price
Balance December 31, 2000	12,001,208	$ .12 – $84.75	$6.63
Options granted	—	—	—
Options cancelled	(348,956)	1.76 – 56.75	10.18
Options exercised	(460,546)	.12 – 35.31	5.32

Balance December 31, 2001	11,191,706	.12 – 84.75	6.58
Options granted	—	—	—
Options cancelled	(1,181,124)	1.76 – 56.75	6.77
Options exercised	(215,346)	.12 – 5.43	4.51

Balance December 31, 2002	9,795,236	.12 – 84.75	6.60
Options granted	—	—	—
Options cancelled	(352,719)	6.50 – 42.00	24.79
Options exercised	(521,153)	1.76 – 6.50	5.48

Balance December 31, 2003	8,921,364	$ .12 – $84.75	$5.95

Options exercisable:
December 31, 2001	9,013,915	$ .12 – $84.75	$6.70
December 31, 2002	9,667,663	.12 – 84.75	6.60
December 31, 2003	8,921,364	$ .12 – $84.75	$5.95
	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Life (years)
Range of Exercise Prices	Number Outstanding as of 12/31/03		Weighted Average Exercise Price	Number Exercisable as of 12/31/03	Weighted Average Exercise Price
$ 0.12 – $ 0.12	61,168	4.16	$.12	61,168	$.12
1.76 – 1.79	4,046	4.30	1.76	4,046	1.76
4.04 – 5.43	6,795,825	3.26	5.07	6,795,825	5.07
6.20 – 8.50	1,816,725	4.06	6.96	1,816,725	6.96
17.50 – 25.03	230,000	1.47	21.69	230,000	21.69
40.38 – 51.88	2,000.08		51.88	2,000	51.88
56.00 – 57.47	5,000.80		57.47	5,000	57.47
61.75 – 84.75	6,600.28		84.75	6,600	84.75

	8,921,364	3.38	$5.95	8,921,364	$5.95

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

	Pre August 19, 2002 Grants	August 19, 2002 through the Year Ended December 31, 2002	Year Ended December 31, 2003
S&P 500 Expected Dividend Yield Rate	1.80%	1.88%	1.51%
Expected Life	2 years	2 years	2 years
S&P 500 Expected Volatility Rate	23%	25%	25%
Level 3 Common Stock Expected Volatility Rate	55%	100%	80%
Expected Correlation Factor	.81	.60	.46
Calculated Theoretical Value	150%	186%	156%

        The fair value of each OSO grant equals the theoretical value multiplied by the Level 3 common stock price on the day prior to the grant date.

        The fair value under SFAS No. 123 for the approximately two million OSOs awarded to participants during the year ended December 31, 2003 was approximately $20 million. As of December 31, 2003, the Company had not reflected $9 million of unamortized compensation expense in its financial statements for previously granted OSOs.

        Transactions involving OSO stock awards granted are summarized below:

	Units	Option Price Per Unit	Weighted Average Option Price
Balance December 31, 2000	10,064,588	$26.87 – $113.87	$53.50
Options granted	15,757,972	3.82 – 25.31	9.52
Options cancelled	(1,758,725)	3.82 – 113.87	25.69
Options expired	(406,387)	25.31 – 113.87	48.65
Options exercised	(96,031)	3.82 – 34.50	8.45

Balance December 31, 2001	23,561,417	3.82 – 113.87	26.43
Options granted	5,435,942	2.45 – 5.58	3.92
Options cancelled	(567,124)	3.02 – 113.87	9.57
Options expired	(2,955,669)	3.02 – 113.87	39.53
Options exercised	(977,513)	3.02 – 5.58	4.19

Balance December 31, 2002	24,497,053	2.45 – 113.87	21.14
Options granted	2,165,221	4.90 – 6.66	5.46
Options cancelled	(172,881)	2.45 – 113.87	4.85
Options expired	(3,374,396)	3.02 – 113.87	56.93
Options exercised	(1,631,583)	2.45 – 5.58	4.12

Balance December 31, 2003	21,483,414	$ 2.45 – $113.87	$15.36

Options vested as of:
December 31, 2001	8,738,516	$ 3.82 – $113.87	$47.33
December 31, 2002	15,714,493	3.02 – 113.87	29.62
December 31, 2003	19,264,131	$ 2.45 – $113.87	$16.54
	OSOs Outstanding at December 31, 2003			OSOs Vested at December 31, 2003
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Option Price	Number Vested	Weighted Average Option Price
$ 2.45 – 3.02	2,536,881	2.17	$3.00	2,273,327	$3.00
3.82 – 5.58	9,558,855	2.14	4.95	8,068,573	4.93
6.66	465,447	3.50	6.66	—	—
11.20	3,371,115	1.42	11.20	3,371,115	11.20
25.31 – 37.12	4,159,369	1.01	26.33	4,159,369	26.33
56.00 – 78.50	506,561.42		76.31	506,561	76.31
87.23 – 113.87	885,186.48		97.19	885,186	97.19

	21,483,414	1.73	$15.36	19,264,131	$16.54

        All of the approximately 19 million OSO units vested at December 31, 2003 are exercisable. At December 31, 2003, based on the Level 3 stock price and post-multiplier values, the Company would have been obligated to issue approximately 23 million shares for vested and exercisable OSO units.

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

        As of December 31, 2003, the Company had not reflected $1 million of unamortized compensation expense in its financial statements for C-OSOs awarded in 2001.

        Transactions involving C-OSO stock awards are summarized below:

	Units	Option Price Per Unit	Weighted Average Option Price
Balance December 31, 2000	1,939,987	$26.87 – $87.23	$56.67
Options granted	4,958,786	3.82	3.82
Options cancelled	(890,057)	3.82 – 87.23	28.07
Options expired	(7,822)	87.23	87.23
Options exercised	(35,366)	3.82 – 87.23	46.56

Balance December 31, 2001	5,965,528	3.82 – 87.23	16.90
Options cancelled	(318,188)	3.82 – 87.23	13.02
Options expired	(76,602)	3.82 – 87.23	20.46
Options exercised	(570,753)	3.82 – 87.23	13.40

Balance December 31, 2002	4,999,985	3.82 – 87.23	17.49
Options cancelled	(120,015)	3.82 – 87.23	12.39
Options expired	(35,929)	3.82 – 87.23	19.13
Options exercised	(779,359)	3.82 – 87.23	29.19

Balance December 31, 2003	4,064,682	$ 3.82 – $87.23	$15.38

Options vested as of:
December 31, 2001	622,675	$ 3.82 – $87.23	$24.70
December 31, 2002	1,957,804	3.82 – 87.23	19.83
December 31, 2003	3,469,141	$ 3.82 – $87.23	$17.37

	C-OSOs Outstanding at December 31, 2003			C-OSOs Exercisable at December 31, 2003
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Option Price	Number Exercisable	Weighted Average Option Price
$ 3.82	3,117,831	1.7	$3.82	2,522,290	$3.82
26.87	529,940.9		26.87	529,940	26.87
87.23	416,911.7		87.23	416,911	87.23

	4,064,682	1.47	$15.38	3,469,141	$17.37

        At December 31, 2003, based on the Level 3 stock price and post-multiplier values, the Company would have been obligated to issue approximately 10 million shares for vested and exercisable C-OSO units.

  Restricted Stock

        In 2003 and 2002, approximately 670,000 and 50,000 shares, respectively, of restricted stock were granted to employees. The restricted stock shares were granted to employees at no cost. The shares typically vest over a one to three year period; however, the employees are restricted from selling these shares for three years. The fair value of restricted stock granted in 2003 and 2002 of $4 million and less than $1 million, respectively, was calculated using the value of the Level 3 common stock the day prior to the grant. As of December 31, 2003, the Company had not reflected $2 million of unamortized compensation expense in its financial statements for the restricted stock granted.

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

        Match Plan—The Match Plan allowed eligible employees to defer between 1% and 7% of their eligible compensation to purchase Common Stock at the average stock price for the quarter. Full time employees of the communications business and certain information services businesses were considered eligible on the first day of the calendar quarter after their hire. The Company matched the shares purchased by the employee on a one-for-one basis. Stock purchased with payroll deductions was fully vested. Stock purchased with the Company's matching contributions vests three years after the end of the quarter in which it was made. Effective January 1, 2003, past contributions to the Match Plan will continue to vest, however, there will be no further contributions to the Plan by employees or the Company.

        The Company's quarterly matching contribution is amortized to compensation expense over the vesting period of 36 months. The Company did not make matching contributions for the year ended December 31, 2003. The Company's matching contributions were $9 million and $16 million under the Match Plan in 2002 and 2001, respectively.

        As of December 31, 2003 and 2002, the Company had not yet reflected unamortized compensation expense of $6 and $16 million, respectively related to the Company's matching contributions.

        Grant Plan—The Grant Plan enabled the Company to grant shares of Common Stock to eligible employees of the Communications business and certain information services businesses based upon a percentage of the employees' eligible salary up to a maximum of 5%. Level 3 employees employed on December 31 of each year, who were age 21 or older with a minimum of 1,000 hours credited service were considered eligible. The shares granted were valued at the fair market value as of the last business day of the calendar year. All prior and future grants vested immediately upon the employee's third anniversary of joining the Shareworks Plan. All prior grants for active employees were vested as of January 1, 2003 and were transferred into the 401(k) plan. As discussed below, the Company made a three percent discretionary contribution under the Shareworks Grant Plan for the year ended December 31, 2003, into the 401(k) plan.

        Foreign subsidiaries of the Company adopted Shareworks programs in 2000. These programs primarily include a grant plan and a stock purchase plan whereby employees may purchase Level 3 Common Stock at 80% of the share price at the beginning of the plan year.

        401(k) Plan—The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee was eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $12,000 in 2003. The Company did not match employee contributions for the communications business and therefore did not incur any compensation expense related to the 401(k) plan prior to January 1, 2003. Employees of CorpSoft and Software Spectrum were eligible to receive matching contributions up to a certain level. The Company recognized less than $1 million of cash compensation expense for this plan. Effective January 1, 2003, the Company will match 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits. The Company's matching contribution will be made with Level 3 Common Stock based on the closing stock price on each pay date. The employees will be able to diversify the Company match contribution as soon as they are made, even if they are not fully vested. The Company's matching contributions will be fully vested upon completion of three years of service. For the year ended December 31, 2003, the Company made bi-weekly matching contributions of $15 million.

        The Company made a discretionary contribution to the 401(k) Plan in Level 3 common stock as of December 31, 2003, equal to three percent of eligible employees' 2003 eligible earnings under the Shareworks Grant Plan. The deposit was made into the employees' 401(k) accounts during the first quarter of 2004. Level 3 recorded an expense of $11 million attributable to this contribution in 2003.

(15) Income Taxes

        An analysis of the income tax benefit (provision) attributable to loss from continuing operations before income taxes for the three years ended December 31, 2003 follows:

	2003	2002	2001
	(dollars in millions)
Current:
United States Federal	$—	$120	$—
State	(7)	1	—

	(7)	121	—
Deferred, net of changes in valuation allowances:
United States Federal	57	—	—
State	—	—	—

	57	—	—

Income Tax Benefit	$50	$121	$—

        During 2003, the Internal Revenue Service completed the audit of the Company's 1996 and 1997 federal tax returns. The resolution of these federal tax audits and other state tax issues primarily related to its coal mining operations resulted in the Company reducing its deferred tax liabilities and recording an income tax benefit of $50 million.

        During 2002 the Company received income tax refunds of $121 million primarily due to a change in tax legislation related to net operating loss carrybacks, which was enacted in the first quarter of 2002.

        The United States and foreign components of loss from continuing operations before income taxes follows:

	2003	2002	2001
	(dollars in millions)
United States	$(581)	$(391)	$(3,600)
Foreign	(190)	(590)	(773)

	$(771)	$(981)	$(4,373)

        A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. Federal rate (35%) to the loss from continuing operations, before income taxes for the three years ended December 31, 2003 follows:

	2003	2002	2001
	(dollars in millions)
Computed Tax Benefit at Statutory Rate	$270	$343	$1,531
State Income Taxes	18	1	—
Coal Depletion	1	1	1
Goodwill Amortization	—	—	(13)
Taxes on Unutilized Losses of Foreign Operations	(15)	(26)	(63)
Taxes on Extinguishments of Convertible Debt	(68)	(83)	—
Other	65	2	(90)
Excess Book Net Operating Losses	(221)	(117)	(1,366)

Income Tax Benefit	$50	$121	$—

        For federal income tax reporting purposes, the Company has approximately $3.9 billion of net operating loss carryforwards, net of previous carrybacks, available to offset future Federal taxable income. The net operating loss carryforwards expire in 2023 and are subject to examination by the tax authorities.

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

        The components of the net deferred tax assets (liabilities) for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
	(dollars in millions)
Deferred Tax Assets:
Asset bases—accumulated depreciation	$938	$1,045
Compensation and related benefits	316	307
Investment in securities	27	1
Investment in subsidiaries	2	2
Provision for estimated expenses or deferred revenue	—	54
Investment in joint ventures	84	54
Unutilized tax net operating losses	1,503	790
Other	60	66

Total Deferred Tax Assets	2,930	2,319
Deferred Tax Liabilities:
Investments in securities	—	—
Coal sales	—	32
Other	33	45

Total Deferred Tax Liabilities	33	77

Net Deferred Tax Assets before valuation allowance	2,897	2,242
Valuation Allowance Components:
Net Deferred Tax Assets	(2,855)	(2,311)
Stockholders' Equity (primarily tax benefit from option exercises)	(75)	(21)

Net Non-current Deferred Tax Liabilities after Valuation Allowance	$(33)	$(90)

(16) Stockholders' Equity

        During 2003, the Company issued approximately 216 million shares in exchange for approximately $1.007 billion aggregate principal amount of long-term debt (See Note 13).

        During 2002, the Company issued approximately 47 million shares in exchange for $582 million aggregate principal amount of long-term debt (See Note 13).

        During 2001, the Company issued approximately 15.9 million shares, valued at approximately $72 million, in exchange for $194 million in convertible subordinated notes.

        The Level 3 1995 Stock Plan permits option holders to tender shares to the Company to cover income taxes due on option exercises.

        Issuances of common stock, for sales, conversions, option exercises and acquisitions for the three years ended December 31, 2003 are shown below.

Outstanding Common Shares
December 31, 2000	367,599,870
Option and Shareworks Activity	1,245,093
Debt for Equity Exchanges and Conversions	15,858,959

December 31, 2001	384,703,922
Option and Shareworks Activity	11,852,318
Debt for Equity Exchanges and Conversions	46,970,434
Other	30,190

December 31, 2002	443,556,864
Option and Shareworks Activity	14,021,135
Debt for Equity Exchanges and Conversions	42,464,770
Conversion of 9% Junior Convertible Subordinated Notes	173,611,065
Telverse Communications, Inc.	4,174,800

December 31, 2003	677,828,634

(17) Industry and Geographic Data

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

        Adjusted OIBDA, as defined by the Company, consists of income (loss) from operations before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated statements of operations and (3) non-cash impairment costs included within restructuring and impairment expenses on the consolidated statements of operations. The Company excludes stock based compensation due to its adoption of the expense recognition provisions of SFAS No. 123. Adjusted OIBDA (or equivalent) is an important part of the Company's internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. It is also a commonly used indicator in the communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric "EBITDA", and is not recognized under Generally Accepted Accounting Principles ("GAAP") but is used by management to assess segment results and allocate resources.

        The information presented in the following tables includes information for the twelve months ended December 31, 2003, 2002 and 2001 for all statement of operations and cash flow information presented, and as of December 31, 2003 and 2002 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided. Information for the years ended December 31, 2002 and 2001 have been revised due to discontinued operations (See Note 3).

        Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2003 presentation.

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
2003
Revenue:
North America	$1,821	$1,363	$80	$—	$3,264
Europe	125	565	—	—	690
Asia	1	71	—	—	72

	$1,947	$1,999	$80	$—	$4,026

Adjusted OIBDA:
North America	$730	$12	$17	$(5)
Europe	5	(3)	—	—
Asia	—	1	—	—

	$735	$10	$17	$(5)

Gross Capital Expenditures:
North America	$166	$10	$2	$—	$178
Europe	13	—	—	—	13
Asia	—	—	—	—	—

	$179	$10	$2	$—	$191

Depreciation and Amortization:
North America	$705	$26	$6	$—	$737
Europe	87	3	—	—	90
Asia	—	—	—	—	—

	$792	$29	$6	$—	$827

2002
Revenue:
North America	$1,000	$1,354	$84	$30	$2,468
Europe	101	488	—	—	589
Asia	—	54	—	—	54

	$1,101	$1,896	$84	$30	$3,111

Adjusted OIBDA:
North America	$285	$33	$20	$10
Europe	(4)	6	—	—
Asia	—	1	—	—

	$281	$40	$20	$10

Gross Capital Expenditures:
North America	$177	$15	$1	$2	$195
Europe	23	—	—	—	23
Asia	—	—	—	—	—

	$200	$15	$1	$2	$218

Depreciation and Amortization:
North America	$674	$24	$3	$5	$706
Europe	94	1	—	—	95
Asia	—	—	—	—	—

	$768	$25	$3	$5	$801

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
2001
Revenue:
North America	$1,137	$110	$87	$25	$1,359
Europe	161	13	—	—	174

	$1,298	$123	$87	$25	$1,533

Adjusted OIBDA:
North America	$(139)	$4	$23	$(7)
Europe	(183)	2	—	—

	$(322)	$6	$23	$(7)

Gross Capital Expenditures:
North America	$2,131	$17	$5	$1	$2,154
Europe	171	—	—	—	171

	$2,302	$17	$5	$1	$2,325

Depreciation and Amortization:
North America	$894	$15	$3	$6	$918
Europe	202	2	—	—	204

	$1,096	$17	$3	$6	$1,122

Identifiable Assets
December 31, 2003
North America	$5,215	$690	$78	$1,234	$7,217
Europe	884	149	—	30	1,063
Asia	—	13	—	—	13

	$6,099	$852	$78	$1,264	$8,293

December 31, 2002
North America	$5,296	$763	$68	$1,761	$7,888
Europe	881	155	—	30	1,066
Asia	—	9	—	—	9

	$6,177	$927	$68	$1,791	$8,963

Long-Lived Assets (excluding Goodwill)
December 31, 2003
North America	$5,028	$119	$60	$2	$5,209
Europe	858	2	—	—	860
Asia	—	—	—	—	—

	$5,886	$121	$60	$2	$6,069

December 31, 2002
North America	$5,193	$127	$51	$551	$5,922
Europe	820	3	—	—	823
Asia	—	—	—	—	—

	$6,013	$130	$51	$551	$6,745

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
Goodwill
December 31, 2003
North America	$71	$207	$—	$—	$278
Europe	—	—	—	—	—
Asia	—	—	—	—	—

	$71	$207	$—	$—	$278

December 31, 2002
North America	$69	$210	$—	$—	$279
Europe	—	—	—	—	—
Asia	—	—	—	—	—

	$69	$210	$—	$—	$279

        Product information for the Company's communications segment follows:

	Services
	Transport and Infrastructure	Softswitch	IP & Data	Reciprocal Compensation	Up-front Dark Fiber	Total
Communications Revenue
2003
North America	$716	$644	$334	$127	$—	$1,821
Europe	63	—	62	—	—	125
Asia	—	—	1	—	—	1

	$779	$644	$397	$127	$—	$1,947

2002
North America	$451	$328	$99	$122	$—	$1,000
Europe	58	4	39	—	—	101

	$509	$332	$138	$122	$—	$1,101

2001
North America	$446	$189	$80	$134	$288	$1,137
Europe	111	21	29	—	—	161

	$557	$210	$109	$134	$288	$1,298

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

        Product information for the Company's information services segment follows:

	2003	2002	2001
	(dollars in millions)
Services
(i) Structure:
Outsourcing	$77	$80	$85
Systems Integration	2	16	38
Software Spectrum.	9	17	—

	88	113	123
Software Sales and Licensing
Software Spectrum	1,911	1,783	—

	$1,999	$1,896	$123

        The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the years ended December 31, 2003, 2002, and 2001:

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
2003
Net Income (Loss)	$(820)	$(33)	$16	$126
(Income) Loss from Discontinued Operations	(12)	7	—	—
Cumulative Effect of Change in Accounting principle	—	—	(5)	—
Income Tax Provision (Benefit)	—	1	—	(51)
Total Other (Income) Expense	697	(2)	—	(80)

Operating Income (Loss)	(135)	(27)	11	(5)
Depreciation and Amortization Expense	792	29	6	—
Non-Cash Compensation Expense	78	8	—	—

Adjusted OIBDA	$735	$10	$17	$(5)

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
2002
Net Income (Loss)	$(1,099)	$14	$17	$210
Income from Discontinued Operations	—	(2)	—	—
Income Tax Benefit	(118)	(2)	—	(1)
Total Other (Income) Expense	373	(1)	—	(204)

Operating Income (Loss)	(844)	9	17	5
Depreciation and Amortization Expense	768	25	3	5
Non-Cash Compensation Expense	175	6	—	—
Non-Cash Impairment Expense	182	—	—	—

Adjusted OIBDA	$281	$40	$20	$10

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
2001
Net Income (Loss)	$(4,975)	$(22)	$20	$(1)
Loss from Discontinued Operations	605	—	—	—
Total Other Income	(596)	—	—	(12)

Operating Income (Loss)	(4,966)	(22)	20	(13)
Depreciation and Amortization Expense	1,096	17	3	6
Non-Cash Compensation Expense	303	11	—	—
Non-Cash Impairment Expense	3,245	—	—	—

Adjusted OIBDA	$(322)	$6	$23	$(7)

(18) Commitments and Contingencies

        In May 2001, Level 3 Communications, Inc., and two of its subsidiaries were named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois. In April 2002, the same plaintiffs filed a second nearly identical purported multi-state class action in state court in Madison County, Illinois. In July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. In September 2002, Level 3 Communications, LLC was named as a defendant in Smith et al v. Sprint Communications Company, L.P., et a.l, a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. These actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, all attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied.

        On July 25, 2003, the Smith Court entered an Order preliminarily approving a settlement agreement that will resolve all claims against the Company arising out of the Company's location of fiber optic cable and related telecommunications facilities that the Company owns within railroad rights-of-way throughout the United States. In connection with the Court's Order preliminarily approving the settlement, the Court entered an Order enjoining the parties in all pending federal and state railroad rights-of-way class action litigation involving the Company from further pursuing those pending actions at this time.

        Under the terms of the settlement agreement, landowners who own property adjacent to the railroad rights- of-way in which the Company placed its fiber optic cable and related facilities may submit claims and receive specified compensation. The Company is unable to quantify the ultimate amount of payments to be made pursuant to the settlement until if and when (1) the settlement receives final approval and all appeals have been exhausted; and (2) the claims process has been completed.

        In September 2003, a petition for appeal was granted which seeks a reversal of the Smith Court's decision to preliminarily approve the settlement and certify a nationwide class for settlement purposes. The United States Court of Appeals for the Seventh Circuit held oral argument on the appeal in January 2004, and a decision is pending. It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if the settlement is not approved.

        On November 19, 2002, Gary Haegle commenced a shareholder's derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegle v. Scott, et al., (Index No. 02-CV-0196). The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons', Inc. The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company's fiber optic cable network and manages the Company's mine properties. The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability. In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses. The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief. The defendants filed a motion to dismiss, which was denied by the court in early October. Subsequently, the Board of Directors of the Company appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of the Company. In addition, the Company filed a motion to stay all proceedings in the case, including all discovery, for a period of six months to enable the Special Litigation Committee to complete its evaluation. This motion was granted by the Court. As a result, all proceedings in this case have been stayed until June 17, 2004. Although it is too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management believes that there are substantial defenses to the claims asserted in this action, and intends to defend them vigorously.

        During the third quarter of 2002, the Company made a $21 million payment in full settlement of an outstanding litigation matter that did not relate to the Company's core businesses. The settlement payment approximated the liability that had been established for this issue. The payment is reflected in Net Cash Used in Continuing Operations—Other on the consolidated statement of cash flows.

        The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts accrued, will not materially affect the Company's financial condition or future results of operations, but could impact future cash flows.

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

        The Company has obligations under non-cancelable operating leases for certain facilities and equipment, including lease obligations for which facility related restructuring charges have been recorded. Future minimum payments, including common area maintenance, for the next five years under these leases consist of the following at December 31, 2003 (in millions):

2004	$84
2005	80
2006	77
2007	77
2008	74
Thereafter	418

Total	$810

        Rent expense, including common area maintenance, under non-cancelable lease agreements was $100 million in 2003, $61 million in 2002 and $95 million in 2001.

        It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2003, Level 3 had outstanding letters of credit of approximately $28 million, which are collateralized by cash. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

(19) Related Party Transactions

        Peter Kiewit Sons', Inc. ("PKS") acted as the general contractor on several significant projects for the Company in 2003, 2002 and 2001. These projects include the (i)Structure Phoenix Data Center, the U.S. intercity network, certain metropolitan networks and certain Gateway sites, the Company's corporate headquarters and other office space in Colorado. PKS provided approximately $4 million, $9 million, and $693 million of construction services related to these projects in 2003, 2002, and 2001 respectively. In 2001, Level 3 issued warrants, valued at $32 million, in lieu of cash for services related to construction of the North American intercity network. PKS transferred a portion of these warrants to Walter Scott, Jr. and William L. Grewcock, a director and former director, respectively of Level 3 and PKS, for consideration in 2002.

        The Company reached a final agreement with PKS in May 2003 regarding disputed claims on the intercity network contract. PKS returned approximately 606,000 fully vested warrants that had been granted to them in December 2001 and had been capitalized to property, plant and equipment. The Company reduced stockholders' equity and property, plant and equipment by approximately $2 million for the value of the warrants returned. The Company also satisfied $10 million of related current obligations with PKS through the payment of funds that had been classified as restricted cash.

        Level 3 also receives certain mine management services from PKS. The expense for these services was $5 million for 2003, $7 million for 2002, and $5 million for 2001, and is recorded in selling, general and administrative expenses. As of December 31, 2003 and 2002, the Company owed approximately $2 million and $2 million, respectively for fourth quarter mine management services.

        RCN, an equity method investee, purchased $5 million, $5 million and $3 million of telecommunications and information services outsourcing services from the Company in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, RCN owed Level 3 approximately $2 million and $3 million, respectively for costs associated with communications joint build projects. RCN and the Company are currently negotiating a settlement of this receivable.

        On February 22, 2002, Level 3 Holdings, Inc., a wholly owned subsidiary of the Company, agreed to acquire from Mr. David C. McCourt, a director of the Company, his 10% interest in Level 3 Telecom Holdings, Inc., the Company's subsidiary that indirectly holds the Company's ownership interests in RCN and Commonwealth Telephone. The total cash consideration paid to Mr. McCourt in this transaction was $15 million (See Note 12).

(20) Subsequent Events

        On January 20, 2004, the Company sold its remaining shares in Commonwealth Telephone for approximately $41 million in cash, resulting in a gain of approximately $22 million.

        As of the date of this report RCN has indicated that it intends to file for Chapter 11 bankruptcy. As a result of this announcement, the market value of Level 3's investment in RCN decreased significantly. However, this did not have an effect on the carrying value of the investment in RCN as of December 31, 2003 as it was zero. On March 5, 2004, the market value of the Company's investment in RCN was approximately $9 million.

        In February 2004, Level 3 agreed to settle a vendor contract with Allegiance Telecom, Inc. The settlement, which is subject to approval of the Allegiance bankruptcy court and other conditions, would terminate a multi-year contract Level 3 has to purchase wholesale dial access services, including the use of operating equipment, from Allegiance. To settle the contract, Level 3 has agreed to pay Allegiance $54 million in cash. The Company has approximately $200 million of outstanding debt in the form of capital lease obligations that will be eliminated as a result of the settlement.

(21) Unaudited Quarterly Financial Data

	March		June		September		December
	2003	2002	2003	2002	2003	2002	2003	2002
	(in millions except per share data)
Revenue	$1,227	$386	$937	$750	$874	$1,049	$988	$926
Operating Income (Loss)	171	(223)	(142)	(211)	(109)	(130)	(76)	(249)
Income (Loss) from Continuing Operations	110	(90)	(456)	(156)	(250)	(300)	(125)	(314)
Income (Loss) from Discontinued Operations	4	—	(6)	—	3	1	4	1
Cumulative Effect of Change in Accounting Principle	5	—	—	—	—	—	—	—
Net Income (Loss)	119	(90)	(462)	(156)	(247)	(299)	(121)	(313)
Loss per Share (Basic and Diluted):
Income (Loss) from Continuing Operations	$0.24	$(0.23)	$(0.93)	$(0.39)	$(0.38)	$(0.73)	$(0.19)	$(0.73)
Income (Loss) from Discontinued Operations	0.01	—	(0.02)	—	—	—	0.01	—
Cumulative Effect of Change in Accounting Principle	0.01	—	—	—	—	—	—	—

Net Income (Loss)	$0.26	$(0.23)	$(0.95)	$(0.39)	$(0.38)	$(0.73)	$(0.18)	$(0.73)

        Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods. As a result of discontinued operations in 2003, certain amounts previously included in the 2003 quarterly reports on Forms 10-Q have been reclassified from continuing operations to discontinued operations.

        The increase in revenues during 2003 is largely attributable to the acquisition of substantially all of the assets and operations of Genuity in February 2003. In addition, the Company recognized $294 million of revenue related to XO in the first quarter of 2003. The Company also recognized income tax benefit of $12 million and $38 million during the third and fourth quarters of 2003, respectively.

        The Company realized a gain of approximately $70 million in the first quarter of 2003 attributable to the sale of the "91 Express Lanes" toll road assets.

        The Company exchanged approximately $1.007 billion of its long-term for common stock in 2003. The Company recognized gains on extinguishment of debt of approximately $2 million, $2 million, and $37 million during the second, third and fourth quarters of 2003, respectively. In addition, the Company recognized induced conversion expense related to the exchange of equity for convertible debt of $190 million and $9 million during the second and third quarters of 2003, respectively. The induced conversion expense is included in other, net on the consolidated statement of operations.

        The Company purchased software resellers CorpSoft and Software Spectrum in March and June of 2002, respectively. Revenue attributable to these businesses was $53 million, $422 million, $742 million and $620 million in the first, second, third and fourth quarters of 2002, respectively.

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

        The Company exchanged approximately $671 million of its long-term for common stock in 2002. The Company recognized gains on extinguishment of debt of approximately $130 million, $76 million, $5 million and $44 million during the first, second, third and fourth quarters of 2002, respectively. In addition, the Company recognized induced conversion expense related to the exchange of equity for convertible debt of $20 million and $68 million during the third and fourth quarters of 2002, respectively. The induced conversion expense is included in other, net on the consolidated statement of operations.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2004.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE Name: James Q. Crowe Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER SCOTT JR. Walter Scott Jr.	Chairman of the Board	March 15, 2004
/s/ JAMES Q. CROWE James Q. Crowe	Chief Executive Officer and Director	March 15, 2004
/s/ CHARLES C. MILLER, III Charles C. Miller, III	Vice Chairman and Executive Vice President	March 15, 2004
/s/ SUNIT S. PATEL Sunit S. Patel	Group Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	March 15, 2004
/s/ MOGENS C. BAY Mogens C. Bay	Director	March 15, 2004
/s/ RICHARD R. JAROS Richard R. Jaros	Director	March 15, 2004
/s/ ROBERT E. JULIAN Robert E. Julian	Director	March 15, 2004
/s/ DAVID C. MCCOURT David C. McCourt	Director	March 15, 2004
/s/ ARUN NETRAVALI Arun Netravali	Director	March 15, 2004
/s/ JOHN T. REED John T. Reed	Director	March 15, 2004
/s/ COLIN V.K. WILLIAMS Colin V.K. Williams	Director	March 15, 2004
/s/ MICHAEL B. YANNEY Michael B. Yanney	Director	March 15, 2004