Form 10-Q
period 2004-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2004-05-10
CIK 794323

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒      No  ☐

The number of shares outstanding of each class of the issuer’s common stock, as of May 3, 2004:

Common Stock: 679,089,975 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Unaudited Financial Statements:

Consolidated Condensed Statements of Operations
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flows
Consolidated Condensed Statement of Changes in Stockholders’ Equity
Consolidated Condensed Statements of Comprehensive Income (Loss)
Notes to Consolidated Condensed Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2004	2003
Revenue:
Communications (Note 4)	$389	$705
Information Services	494	506
Coal Mining	16	16
Total revenue	899	1,227
Costs and Expenses:
Cost of revenue:
Communications	81	89
Information Services	449	465
Coal Mining	13	14
Total cost of revenue	543	568
Depreciation and amortization	179	207
Selling, general and administrative	235	270
Restructuring charges	2	11
Total costs and expenses	959	1,056
Operating Income (Loss)	(60)	171
Other Income (Expense):
Interest income	3	5
Interest expense, net	(127)	(140)
Other, net	38	74
Total other income (expense)	(86)	(61)
Income (Loss) from Continuing Operations Before Income Tax and Change in Accounting Principle	(146)	110
Income Tax Expense	(1)	—
Income (Loss) from Continuing Operations	(147)	110
Income from Discontinued Operations	—	4
Net Income (Loss) Before Change in Accounting Principle	(147)	114
Cumulative Effect of Change in Accounting Principle	—	5
Net Income (Loss)	$(147)	$119

Basic Earnings (Loss) per Share:
Income (Loss) from Continuing Operations	$(0.22)	$0.24
Income from Discontinued Operations	—	0.01
Cumulative Effect of Change in Accounting Principle	—	0.01
Net Income (Loss)	$(0.22)	$0.26
Diluted Earnings (Loss) per Share:
Income (Loss) from Continuing Operations	$(0.22)	$0.20
Income from Discontinued Operations	—	0.01
Cumulative Effect of Change in Accounting Principle	—	0.01
Net Income (Loss)	$(0.22)	$0.22

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(unaudited)

(dollars in millions)	March 31, 2004	December 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$1,161	$1,129
Marketable securities	—	42
Restricted cash	47	74
Receivables, less allowances of $26 and $28, respectively	429	561
Other	110	140
Total Current Assets	1,747	1,946

Net Property, Plant and Equipment	5,598	5,727
Restricted Cash	63	61
Goodwill and Intangibles, net	445	459
Other Assets, net	99	100
	$7,952	$8,293

See accompanying notes to consolidated condensed financial statements.

(dollars in millions, except per share data)	March 31, 2004	December 31, 2003

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$510	$651
Current portion of long-term debt	103	125
Accrued payroll and employee benefits	94	135
Accrued interest	118	100
Deferred revenue	154	189
Other	220	231
Total Current Liabilities	1,199	1,431

Long-Term Debt, less current portion	5,276	5,250
Deferred Revenue	970	954
Other Liabilities	476	477

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 678,193,350 outstanding in 2004 and 677,828,634 outstanding in 2003	7	7
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	7,386	7,360
Accumulated other comprehensive loss	(119)	(90)
Accumulated deficit	(7,243)	(7,096)
Total Stockholders’ Equity	31	181
	$7,952	$8,293

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2004	2003

Cash Flows from Continuing Operations:
Net Income (Loss)	$(147)	$119
Income from discontinued operations	—	(4)
Cumulative effect of change in accounting principle	—	(5)
Income (loss) from continuing operations	(147)	110
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
Equity earnings, net	—	(1)
Depreciation and amortization	179	207
Gain on sale of property, plant and equipment, toll road operations and other assets	(32)	(69)
Non-cash compensation expense attributable to stock awards	9	23
Deferred revenue	(16)	(348)
Amortization of debt issuance costs	4	5
Accreted interest on long-term discount debt	18	26
Accrued interest on long-term debt	18	—
Change in working capital items net of amounts acquired:
Receivables	121	118
Other current assets	30	50
Payables	(136)	(199)
Other liabilities	(35)	(30)
Other	(5)	(3)
Net Cash Provided by (Used in) Continuing Operations	8	(111)

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities	41	—
Decrease in restricted cash and securities, net	25	7
Capital expenditures	(52)	(25)
Release of capital expenditure accruals	4	6
Genuity transaction	—	(143)
Investments and acquisitions	—	(1)
Proceeds from sale of toll road operations	—	46
Proceeds from sale of property, plant and equipment, and other assets	9	16
Net Cash Provided by (Used in) Investing Activities	27	(94)

See accompanying notes to consolidated condensed financial statements.

	Three Months Ended March 31,
	2004	2003

Cash Flows from Financing Activities:
Payments on long-term debt, including current portion	$(1)	$(1)
Net Cash Used in Financing Activities	(1)	(1)

Net Cash Provided by Discontinued Operations	—	6

Effect of Exchange Rates on Cash and Cash Equivalents	(2)	2

Net Change in Cash and Cash Equivalents	32	(198)

Cash and Cash Equivalents at Beginning of Period	1,129	1,142

Cash and Cash Equivalents at End of Period	$1,161	$944

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$87	$109

Noncash Investing and Financing Activities:
Common stock issued in exchange for long term debt	$—	$20
Long-term debt extinguished due to sale of toll road operations	—	139

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2004

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2003	$7	$7,360	$(90)	$(7,096)	$181

Common Stock:
Stock plan grants	—	5	—	—	5
Shareworks plan	—	16	—	—	16
401(k) plan	—	5	—	—	5

Net Loss	—	—	—	(147)	(147)

Other Comprehensive Loss	—	—	(29)	—	(29)

Balances at March 31, 2004	$7	$7,386	$(119)	$(7,243)	$31

See accompanying notes to consolidated condensed financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2004	2003

Net Income (Loss)	$(147)	$119

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation gains (losses)	(8)	6
Unrealized holding losses and other arising during period	—	(3)
Reclassification adjustment for gains included in net income (loss)	(21)	—

Other Comprehensive Income (Loss), Before Tax	(29)	3

Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—

Other Comprehensive Income (Loss) Net of Taxes	(29)	3

Comprehensive Income (Loss)	$(176)	$122

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

The consolidated condensed balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 2003 has been condensed from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period.  Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

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

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. In addition, termination revenue is recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet.  Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred.  Termination/settlement revenue is reported in the same manner as the original product or service provided, and amounted to $11 million and $326 million during the first three months of 2004 and 2003, respectively (See Note 4).

SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived assets and amortized over the useful life of the assets. The Company’s coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The net effect of the adoption of SFAS No. 143 to the Company’s coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which will be amortized to expense in future years) and was reflected as a cumulative-effect adjustment in the 2003 consolidated condensed statement of operations.  Accretion of asset retirement obligation expense of $3 million was recorded during the three months ended March 31, 2004; resulting in total asset retirement obligations for the communications and coal businesses, of $130 million at March 31, 2004.  Accretion of asset retirement obligation expense of $2 million was recorded during the three months ended March 31, 2003.  There were no material payments or settlements of asset retirement obligations during the three months ended March 31, 2004 and 2003.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to current period presentation.

2.  Acquisitions

On February 4, 2003, Level 3 completed the acquisition of substantially all of the assets and operations of Genuity Inc. (“Genuity”), a Tier 1 Internet Protocol (IP) communications company.  The total cash consideration, including transaction costs, was approximately $144 million.  The preliminary fair value of the assets acquired and liabilities assumed was subsequently adjusted during the year ended December 31, 2003 based upon actual settlements between the Genuity Bankruptcy Estate and Level 3 which reduced the purchase price paid by Level 3 by $35 million, as well as increased liabilities by $4 million, which resulted in a decrease to the fair value assigned to the related long-lived assets.  The results of operations attributable to the Genuity assets acquired and liabilities assumed are included in the 2003 consolidated condensed financial statements from the date of acquisition.

The following is unaudited pro-forma financial information of the Company assuming the Genuity transaction occurred at the beginning of the period presented:

Pro-Forma
(dollars in millions, except per share data)	Three months ended March 31, 2003

Revenue	$1,294
Income from Continuing Operations	110
Income from Discontinued Operations	5
Cumulative Effect of Change in Accounting Principle	5
Net Income	120
Net Income per Share	$0.27

3.  Discontinued Operations

In December 2003, Level 3 sold Midwest Fiber Optic Network (“MFON”) to CenturyTel for approximately $16 million.  MFON is a regional communications system located in the midwestern United States and was acquired by Level 3 as part of the Genuity transaction in February 2003.

The following is the summarized results of operations of the MFON business for the period ended March 31, 2003 (since acquisition on February 4, 2003).

(dollars in millions)

Revenue	$3
Costs and Expenses:
Cost of revenue	—
Selling, general and administrative	1
Total costs and expenses	1
Income from Operations	2
Loss from Sale of Discontinued Operations	—
Income from Discontinued Operations	$2

In June 2003, Software Spectrum announced that it was exiting the contact services business in order to concentrate on the software reseller business.

The following is the summarized results of operations of the contact services business for the three month period ended March 31, 2003.

(dollars in millions)

Revenue	$20
Costs and Expenses:
Cost of revenue	13
Depreciation and amortization	1
Selling, general and administrative	4
Total costs and expenses	18
Income from Operations	2
Loss from Sale of Discontinued Operations	—
Income from Discontinued Operations	$2

4.  Settlement Revenue

In February 2003, Level 3 and XO Communications (“XO”) amended their 1998 cost sharing and IRU agreement.  As part of the 1998 agreement, XO purchased 24 fibers and one empty conduit along Level 3’s North American intercity network.  The amended agreement, among other things, required XO to return six fibers and the empty conduit to Level 3.  In return, Level 3, 1) reduced the annual operations and maintenance charges that XO was required to pay under the original agreement, 2) provided XO an option, expiring July 2007, to acquire a 20 year IRU for a single conduit within or along Level 3’s intercity network and 3) provided XO an option to purchase up to 25% of the fiber installed in the next conduit within or along each segment of the intercity network.

As individual segments were delivered to XO, Level 3 deferred and amortized the revenue attributable to the conduit over the term of the original agreement.  As a result of the amended agreement, Level 3 has no further obligation with respect to the original conduit, and thus recognized $294 million of communications revenue in the three month period ended March 31, 2003 related to the remaining unamortized deferred revenue, less the fair values of the operations and maintenance services, and options to purchase fiber and conduit. The values of the services and options to purchase fiber and conduit were determined based on the fair value of similar services and assets.

5.  Restructuring Charges

In the first quarter of 2003, Level 3 announced workforce reductions that were primarily a result of the integration of acquired operations from the Genuity transaction into Level 3’s operations and the Company matching its European cost structure with expected revenues.

The information services business recognized for the three months ended March 31, 2004, approximately $2 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum announced in 2003.  During the quarter ended March 31, 2004, the Company paid less than $1 million in costs associated with these workforce reductions.  In total, the information services business paid approximately $3 million of costs during the three months ended March 31, 2004 for costs associated with the 2003 and 2004 actions.

A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount (in millions)	Amount (in millions)
Balance December 31, 2002	55	$3	$10
2003 Charges	1,717	39	6
2003 Payments	(1,663)	(35)	(4)
Balance December 31, 2003	109	$7	$12
2004 Charges	50	1	1
2004 Payments	(94)	(6)	(1)
Balance March 31, 2004	65	$2	$12

Level 3 continues to periodically conduct a comprehensive review of its communications assets, specifically assets deployed along its intercity network and in its gateway facilities.  It is possible that additional communications assets may be identified as impaired and additional impairment charges may be recorded to reflect the realizable value of these assets in future periods.

6.  Earnings (Loss) Per Share

The Company had a loss from continuing operations for the three months ended March 31, 2004.  Therefore, the dilutive effect of the approximately 64 million shares issuable pursuant to the convertible subordinated notes at March 31, 2004 have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.  In addition, the dilutive effect of the approximately 51 million options and warrants outstanding at March 31, 2004 have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per share calculations for the Level 3 common stock for the three months ended March 31, 2004:

(dollars in millions, except per share data)	Loss	Weighted Average Shares Outstanding (in thousands)	Per-Share Amount
Basic and Diluted Loss Per Share:
Net Loss	$(147)	679,991	$(0.22)

The following details the earnings per share calculations for the Level 3 common stock for the three months ended March 31, 2003:

(dollars in millions, except per share data)	Income	Weighted Average Shares Outstanding (in thousands)	Per-Share Amount

Basic Earnings Per Share:
Income from Continuing Operations	$110	450,824	$0.24
Income from Discontinued Operations	4	450,824	0.01
Cumulative Effect of Change in Accounting Principle	5	450,824	0.01
Net Income	$119	450,824	$0.26

Effect of Dilutive Securities:
Options and warrants	—	44,874
Interest Expense Related to Convertible debt	25	150,238
Shareworks Match Plan	—	3,764

Diluted Earnings Per Share:
Income from Continuing Operations	$135	649,700	$0.20
Income from Discontinued Operations	4	649,700	0.01
Cumulative Effect of Change in Accounting Principle	5	649,700	0.01
Net Income	$144	649,700	$0.22

The income available to common stockholders, for the 2003 diluted earnings per share calculation, was increased by $25 million to reflect the interest expense that would not have been recognized had the convertible debt securities been converted into common stock at the beginning of the period.

The dilutive effect of approximately 12 million Outperform Stock Options (“OSOs”) and similar type units at March 31, 2003 have not been included in the computation of diluted loss per share because the options’ post-multiplier values were zero at March 31, 2003.  In addition, the effect of approximately 22 million non-qualified stock options and warrants outstanding at March 31, 2003 have not been included in the computation of diluted loss per share because their exercise price was greater than the average market price of the common stock for the period.

7.  Receivables

Receivables at March 31, 2004 and December 31, 2003 were as follows (dollars in millions):

	Communications	Information Services	Coal	Total
March 31, 2004
Accounts Receivable – Trade:
Services and Software Sales	$114	$321	$10	$445
Other Receivables	10	—	—	10
Allowance for Doubtful Accounts	(18)	(8)	—	(26)
	$106	$313	$10	$429

December 31, 2003
Accounts Receivable – Trade:
Services and Software Sales	$119	$453	$11	$583
Other Receivables	6	—	—	6
Allowance for Doubtful Accounts	(20)	(8)	—	(28)
	$105	$445	$11	$561

The Company recognized bad debt expense in selling, general and administrative expenses of $2 million and $4 million for the periods ended March 31, 2004 and 2003, respectively.  Level 3 received less than $1 million and $2 million of proceeds for amounts previously deemed uncollectible for the periods ended March 31, 2004 and 2003, respectively.  The Company decreased accounts receivable and allowance for doubtful accounts by approximately $4 million and $2 million for the periods ended March 31, 2004 and 2003, respectively, for previously reserved amounts the Company deemed as uncollectible.

8.  Property, Plant and Equipment, net

The Company has substantially completed the construction of its communications network. Costs associated directly with expansions and improvements to the network and customer installations, including employee related costs, have been capitalized, and interest costs incurred during construction was capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. The Company generally capitalizes costs associated with network construction, provisioning of services and software development.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $17 million and $12 million for the three months ended March 31, 2004 and 2003, respectively.  Included in capitalized labor and related costs were $1 million of capitalized non-cash compensation costs related to options and warrants for each of the three months ended March 31, 2004 and 2003.  Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3-25 years.

The Company continues to develop business support systems required for its business plan. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project, and interest costs incurred when developing the business support systems are capitalized and included in the capitalized costs above. Upon completion of a project, the total cost of the business support system is amortized over a useful life of three years.

Depreciation expense was $164 million and $194 million for the three months ended March 31, 2004 and 2003, respectively.

9.  Goodwill and Intangibles, Net

As of March 31, 2004, $27 million, $73 million, $7 million, and $60 million of intangibles, net of amortization, are attributable to the Telverse Communications, Inc., Genuity, McLeod, and Software Spectrum (including CorpSoft) acquisitions, respectively.  There were no adjustments to the goodwill balances reported at December 31, 2003.

Intangible asset amortization expense was $15 million and $13 million for the three months ended March 31, 2004 and 2003, respectively.

The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2004-$50 million; 2005-$38 million; 2006-$38 million; 2007-$18 million and 2008-$11 million.

10.  Long-Term Debt

At March 31, 2004 and December 31, 2003, long-term debt was as follows:

(dollars in millions)	March 31, 2004	December 31, 2003

Convertible Senior Discount Notes (9% due 2013)	$216	$211
Senior Notes (10.750% due 2011)	500	500
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Notes (9.125% due 2008)	1,204	1,204
Senior Notes (11% due 2008)	362	362
Senior Discount Notes (10.5% due 2008)	409	409
Senior Euro Notes (10.75% due 2008)	390	400
Senior Discount Notes (12.875% due 2010)	433	420
Senior Euro Notes (11.25% due 2010)	127	130
Senior Notes (11.25% due 2010)	96	96
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514
Commercial Mortgages:
GMAC (3.6% due 2003-2005)	118	119
Capital leases assumed in Genuity transaction	268	268
Other	6	6
	5,379	5,375
Less current portion.	(103)	(125)
	$5,276	$5,250

The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of March 31, 2004.

No interest expense or amortized debt issuance costs were capitalized to property, plant and equipment for the three months ended March 31, 2004 and March 31, 2003.

Level 3 did not realize any gains from the extinguishment of debt during the three months ended March 31, 2004 and 2003.  Level 3 will continue to evaluate debt for equity or cash transactions in the future.  The amounts involved in any such transactions, individually or in the aggregate, may be material.

11.          Stock-Based Awards

The Company recognized on the consolidated condensed statement of operations a total of $9 million and $23 million of non-cash compensation for the three months ended March 31, 2004 and 2003, respectively. In addition, the Company capitalized $1 million and $1 million, respectively, of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems.  In addition, $1 million was capitalized in 2003 related to acquisitions.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2004 and 2003.

(dollars in millions)	2004	2003

Warrants	$—	$3
OSO	4	10
C-OSO	1	5
Restricted Stock	1	—
Shareworks Match Plan	1	2
401(k) Match Expense	4	4
Shareworks Grant Plan and Profit Sharing	(1)	1
	10	25
Capitalized Non-cash Compensation	(1)	(2)
	$9	$23

Non-Qualified Stock Options and Warrants

At March 31, 2004, there were approximately 16.4 million warrants outstanding ranging in prices from $4.25 to $60.06.  All of the warrants were exercisable at March 31, 2004, with a weighted average exercise price of $9.64 per warrant.

The Company did not grant any Non-Qualified Stock Options (“NQSOs”) during the three months ended March 31, 2004 or 2003.  As of March 31, 2004, all NQSOs previously granted were fully vested.

Outperform Stock Option Plan

The fair value under SFAS No. 123 for the approximately 500,000 OSOs awarded to participants during the quarter ended March 31, 2004 was approximately $4 million using a modified Black-Scholes valuation model with a S&P 500 volatility rate of 15% over the term, a Level 3 common stock volatility rate of 56%, an expected correlation factor of 19% and a S&P 500 dividend yield of 1.51%, which resulted in a decrease in the theoretical value per option to 120% of the stock price on the date of grant, from 156% in 2003.  As of March 31, 2004, the Company had not reflected $8 million of unamortized compensation expense in its financial statements for previously granted OSOs.

Restricted Stock

During the first quarter of 2004, approximately 53,000 shares of restricted stock were granted to employees. The restricted stock shares were granted to employees at no cost. The shares vest equally over a three year period; however, the employees are restricted from selling these shares for three years. The fair value of restricted stock granted in 2004 was less than $1 million as calculated using the value of the Level 3 common stock the day prior to the grant.  As of March 31, 2004, the Company had not reflected $2 million of unamortized compensation expense in its financial statements for restricted stock.

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $13,000 in 2004. Effective January 1, 2003, the Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits.  Employees of Software Spectrum are eligible to receive matching contributions of $.25 for every dollar contributed up to 6% of eligible earnings.  The Company’s matching contribution is made with Level 3 common stock based on the closing stock price on each pay date.  Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested.  The Company’s matching contributions will be fully vested upon completion of three years of service.  The Company made matching contributions of $4 million for each of the three months ended March 31, 2004 and 2003, which were recorded as selling, general and administrative expense during the period.

12.  Industry and Segment Data

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent separate business units that offer different products and serve different markets.  The Company’s reportable segments include: communications; information services; and coal mining. Other primarily includes equity investments and other corporate assets and overhead not attributable to a specific segment.  The geographic region Other primarily includes Asia.

Adjusted OIBDA, as defined by the Company, consists of income (loss) from operations before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated condensed statements of operations and (3) non-cash impairment costs included within restructuring and impairment expenses on the consolidated condensed statements of operations.  The Company excludes stock based compensation due to its adoption of the expense recognition provisions of SFAS No. 123.  Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications.  It is also a commonly used indicator in the communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric “EBITDA”, and is not recognized under Generally Accepted Accounting Principles (“GAAP”) but is used by management to assess segment results and allocate resources.

The data presented in the tables following includes information for the three months ended March 31, 2004 and 2003 for all statement of operations and cash flow information presented, and as of March 31, 2004 and December 31, 2003 for all balance sheet information presented.  Information related to acquired businesses is included from their respective acquisition dates.  Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2004 presentation.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Three Months ended March 31, 2004
Revenue:
North America	$356	$291	$16	$—	$663
Europe	33	192	—	—	225
Other	—	11	—	—	11
	$389	$494	$16	$—	$899
Adjusted OIBDA:
North America	$116	$10	$2	$(1)
Europe	—	1	—	—
Other	—	—	—	—
	$116	$11	$2	$(1)
Gross Capital Expenditures:
North America	$47	$—	$—	$—	$47
Europe	5	—	—	—	5
Other	—	—	—	—	—
	$52	$—	$—	$—	$52
Depreciation and Amortization:
North America	$146	$7	$1	$—	$154
Europe	25	—	—	—	25
Other	—	—	—	—	—
	$171	$7	$1	$—	$179

Three Months ended March 31, 2003
Revenue:
North America	$676	$322	$16	$—	$1,014
Europe	28	173	—	—	201
Other	1	11	—	—	12
	$705	$506	$16	$—	$1,227
Adjusted OIBDA:
North America	$401	$2	$2	$—
Europe	(5)	1	—	—
Other	—	—	—	—
	$396	$3	$2	$—
Gross Capital Expenditures:
North America	$19	$3	$—	$—	$22
Europe	3	—	—	—	3
Other	—	—	—	—	—
	$22	$3	$—	$—	$25
Depreciation and Amortization:
North America	$181	$7	$1	$—	$189
Europe	18	—	—	—	18
Other	—	—	—	—	—
	$199	$7	$1	$—	$207

Revenue and Adjusted OIBDA for the three months ended March 31, 2003 include $326 million of termination revenue, primarily related to XO (See Note 4).

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Identifiable Assets
March 31, 2004
North America	$5,108	$540	$79	$1,190	$6,917
Europe	862	126	—	34	1,022
Other	—	10	—	3	13
	$5,970	$676	$79	$1,227	$7,952
December 31, 2003
North America	$5,215	$690	$78	$1,234	$7,217
Europe	884	149	—	30	1,063
Other	—	13	—	—	13
	$6,099	$852	$78	$1,264	$8,293

Long-Lived Assets (excluding Goodwill)
March 31, 2004
North America	$4,925	$113	$62	$2	$5,102
Europe	819	1	—	—	820
Other	—	—	—	—	—
	$5,744	$114	$62	$2	$5,922
December 31, 2003
North America	$5,028	$119	$60	$2	$5,209
Europe	858	2	—	—	860
Other	—	—	—	—	—
	$5,886	$121	$60	$2	$6,069

Goodwill
March 31, 2004
North America	$71	$207	$—	$—	$278
Europe	—	—	—	—	—
	$71	$207	$—	$—	$278
December 31, 2003
North America	$71	$207	$—	$—	$278
Europe	—	—	—	—	—
	$71	$207	$—	$—	$278

Revenues by service type for the Company’s communications segment follows:

	Services
(dollars in millions)	Transport and Infrastructure	Softswitch	IP & Data	Reciprocal Compensation	Total

Communications Revenue

Three Months Ended March 31, 2004
North America	$102	$141	$88	$23	$354
Europe	20	—	15	—	35
Other	—	—	—	—	—
	$122	$141	$103	$23	$389
Three Months Ended March 31, 2003
North America	$411	$153	$67	$41	$672
Europe	17	—	15	—	32
Other	—	—	1	—	1
	$428	$153	$83	$41	$705

Transport and Infrastructure for the three months ended March 31, 2003 includes $326 million of termination revenue, primarily related to XO (See Note 4).

The majority of North American revenue consists of services and products delivered within the United States.  The majority of European revenue consists of services and products delivered primarily within the United Kingdom but also includes France and Germany.  Transoceanic revenue is also allocated to Europe.

Product information for the Company’s information services segment follows:

	Three Months Ended March 31,
	2004	2003

Services Revenue
(i)Structure:
Outsourcing	$22	$20
Systems Integration	—	1
Software Spectrum	1	3
	23	24
Software Sales Revenue
Software Spectrum	471	482
	$494	$506

The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the three months ended March 31, 2004 and 2003:

Three months ended March 31, 2004

(dollars in millions)	Communications	Information Services	Coal Mining	Other
Net Income (Loss)	$(175)	$5	$—	$23
Income Tax Expense	—	—	1	—
Total Other (Income) Expense	111	(1)	—	(24)
Operating Income (Loss)	(64)	4	1	(1)
Depreciation and Amortization Expense	171	7	1	—
Non-Cash Compensation Expense	9	—	—	—
Adjusted OIBDA	$116	$11	$2	$(1)

Three months ended March 31, 2003

(dollars in millions)	Communications	Information Services	Coal Mining	Other
Net Income (Loss)	$46	$(5)	$6	$72
Income from Discontinued Operations	(2)	(2)	—	—
Cumulative Effect of Change in Accounting principle	—	—	(5)	—
Total Other (Income) Expense	132	1	—	(72)
Operating Income (Loss)	176	(6)	1	—
Depreciation and Amortization Expense	199	7	1	—
Non-Cash Compensation Expense	21	2	—	—
Adjusted OIBDA	$396	$3	$2	$—

13.  Related Party Transactions

Peter Kiewit Sons’, Inc. (“PKS”) acted as the general contractor on projects for the Company in 2003.  PKS provided less than $1 million of construction services related to these projects in the first three months of 2003.

Level 3 also receives certain mine management services from PKS.  The expense for these services was less than $1 million and less than $1 million for the three month period ended March 31, 2004 and 2003, respectively, and is recorded in selling, general and administrative expenses.  As of March 31, 2004, the Company owed less than $1 million for the first quarter mine management services.

RCN, an equity method investee, purchased $1 million and $1 million of telecommunications and information services outsourcing services from the Company for the three month period ended March 31, 2004 and 2003.  At March 31, 2004, RCN owed Level 3 approximately $2 million for costs associated with communications joint build projects.  RCN and the Company are currently negotiating a settlement of this receivable.  Additionally, RCN has contracted (i)Structure for certain infrastructure outsourcing services.

14.          Other Matters

On January 20, 2004, the Company sold its remaining shares in Commonwealth Telephone for $41 million in cash, resulting in a gain of approximately $23 million.  Prior to the sale, due to the recapitalization of Commonwealth Telephone common stock in September 2003 that reduced the Company’s voting interest from 29% to 4.6%, the Company accounted for its investment in Commonwealth Telephone as a marketable equity security available for sale and, accordingly, reflected the Commonwealth Telephone shares at their fair market value of $42 million at December 31, 2003 on the consolidated condensed balance sheet.

The Company and its subsidiaries are parties to many other legal proceedings.  Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could impact future cash flows.

It is customary in Level 3’s industries to use various financial instruments in the normal course of business.  These instruments include items such as letters of credit.  Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions.  As of March 31, 2004, Level 3 had outstanding letters of credit of approximately $30 million.

15.  Subsequent Events

On April 1, 2004, the Company acquired the wholesale dial access business of ICG Communications, Inc. (“ICG”), a Denver-based communications company.  The Company paid approximately $35 million in cash to acquire the business, which provides dial-up Internet access to various large customers and other leading ISPs. The purchase price is subject to post-closing adjustments, but those adjustments are not expected to be material. Level 3 expects the acquisition to add incremental revenue of approximately $35 million in 2004.  Level 3 plans to migrate a majority of ICG’s customer traffic onto its own network infrastructure over the course of the next two quarters.

On April 16, 2004, the Bankruptcy Court approved a settlement agreement between the Company and Allegiance Telecom, Inc. (“Allegiance”).  The agreement terminates a multi-year contract whereby the Company was obligated to purchase approximately 470,000 managed modem ports from Allegiance.  The contract was assumed as part of the Genuity transaction in February 2003.  The Company has agreed to pay $54 million to extinguish the obligation and expects to recognize a gain on the transaction during the second quarter of 2004.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated condensed financial statements (including the notes thereto), included elsewhere herein and the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”). When used in this document, the words “anticipate”, “believe”, “plans”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Level 3 Communications, Inc. is primarily engaged in the communications and information services businesses, with additional operations in coal mining.  The Company is a facilities based provider of a broad range of integrated communications services including voice, private line, wavelengths, colocation, Internet access, managed modem, data and dark fiber.  Revenue is recognized on a monthly basis as these services are provided.  For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of up to 20 years.  In these situations, Level 3 will defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract.

Management of Level 3 believes that growth in recurring revenue is critical to the long-term success of the communications business.  The Company must continue to increase revenue from its existing services in the Transport & Infrastructure, Softswitch and IP & Data business units, as well as develop new services using Level 3’s IP-based network and technologies including those acquired in the Telverse transaction and its existing softswitch technology.  These new services include Voice-over-IP, local transport services, and IP-VPNs.

The Company and some of its customers are seeing an acceleration of the trend away from narrow band dial-up services to higher speed broadband services.  This trend is expected to result in declines in managed modem and reciprocal compensation revenue in the future.  These declines may be mitigated by growth in DSL or other IP & Data revenue.

The Company continues to experience pricing pressures on several of its services.  The emergence of several companies from bankruptcy protection and additional competition from other distressed carriers has resulted in a difficult and competitive operating environment.  The Company does not expect this environment to change significantly until the industry consolidates.  The Company believes that its strong financial position and suite of existing services and new service offerings, which target a larger addressable market for communications services, will enable it to grow regardless of whether the operating environment in the communications industry improves from current conditions.

Management focuses on Adjusted OIBDA, cash flows from operating activities and capital expenditures to assess the operating performance of the businesses.  Management believes that Adjusted OIBDA, when viewed over time, reflects the operating trend and performance of its communications business.  Adjusted OIBDA, or similar measures, also is a measure of performance used by Level 3’s competitors and is used by management in evaluating relative performance.  Management believes that cash flows from operating activities, also is a measure of operating performance, but in addition measures the generation of cash from or use of cash for working capital purposes which is important as the Company monitors and maintains its liquidity (particularly accounts receivable, accounts payable and deferred revenue).  The Company is focusing its attention on growing revenue through existing services and new service development efforts, continuing to show improvements in Adjusted OIBDA as a percentage of revenue, managing working capital and making certain its capital expenditures are made primarily for activities that directly generate revenue.  The Company was able to repay in full amounts borrowed under the Senior Secured Credit Facility in 2003. As a result, the Company does not have any significant principal amounts due on its outstanding debt (excluding capitalized leases and mortgages) until 2008 and can focus its efforts and resources on growing communications revenue.

The Company’s information services business is comprised of two operating units:  (i)Structure, LLC and Software Spectrum, Inc.  (i)Structure provides computer outsourcing services and recognizes revenue in the period the service is provided.  Software Spectrum is a global reseller of business software.  Software Spectrum recognizes revenue at the time the product is shipped or in accordance with the terms of the licensing contracts. Sales under certain licensing programs permit Software Spectrum to recognize only a service fee paid by the software publisher as revenue. Software Spectrum has experienced an increase in sales under this form of “net” licensing program and management expects further adoption of agency licensing programs in the future.  Accordingly, the Company may experience a significant decline in information services revenue, but should also experience a comparable decline in information services cost of revenue.

The software distribution and resale business is very competitive with profitability largely dependent upon rebates received from the software publishers.  The amount of rebates received from the publisher is tied directly to the value of software sold for that publisher.  These programs vary from publisher to publisher, but typically contain sales targets that are tiered so that Software Spectrum can earn higher rebates on incremental sales above certain sales targets.  Alternatively, Software Spectrum may forfeit publisher rebates if certain minimum sales targets are not achieved.  As such, it is not uncommon for software resellers, including Software Spectrum, to price software at or below their cost in order to attain the next sales target and thus earn higher rebates from software publishers.  The continued adoption of the “net” revenue licensing programs is expected to reduce the effect of vendor rebate programs over time.

In order to achieve a desired return on invested capital, management of the information services business focuses on the Adjusted OIBDA and operating cash flow metrics to assess the overall operating performance of the information services business.  Specifically, for the (i)Structure business, Adjusted OIBDA reflects the operating results of the business and viewed in conjunction with capital expenditures required to support existing and new customer contracts, provide management visibility to the financial condition and operating performance of the business.  For the Software Spectrum business, management focuses on Adjusted OIBDA and cash flow from operating activities, including changes in working capital accounts, to assess the financial condition and operating performance of the business.  Software Spectrum’s working capital requirements are determined primarily by changes in its accounts receivable and accounts payable balances.  Management is focusing its attention on minimizing working capital requirements by lowering its days sales outstanding through consistent collection procedures.  Management expects working capital requirements for the Software Spectrum business to decline in the future as software publishers continue to adopt the “net” agency licensing model described above.

Level 3, through its two 50% owned joint venture surface mines in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities.  The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered.  Revenue under these and other contracts is recognized when coal is shipped to the customer.

First Quarter 2004 vs. First Quarter 2003

Revenue for the quarters ended March 31, is summarized as follows (dollars in millions):

	Three Months Ended March 31,
	2004	2003

Communications	$389	$705
Information Services	494	506
Coal Mining	16	16
	$899	$1,227

Communications revenue is classified into two categories, services revenue and reciprocal compensation.  The Company further segregates services revenue into three separate business units: 1) Transport & Infrastructure services (including private line, wavelength, transoceanic, dark fiber and colocation services), 2) Softswitch services (including managed modem and voice services), and 3) IP & Data services (including Internet Protocol, data, DSL aggregation and security services).  Revenue attributable to these business units are identified in the following table:

	Three Months Ended March 31,
	2004	2003
Services:
Transport and Infrastructure	$122	$428
Softswitch	141	153
IP & Data	103	83
Total Services Revenue	366	664
Reciprocal Compensation	23	41
Total Communications Revenue	$389	$705

Transport and Infrastructure revenue decreased significantly in 2004 and is primarily attributable to the recognition of additional settlement and termination revenue in 2003. For the three months ended March 31, 2004 and 2003, the Company recognized a total of $7 million and $326 million, respectively, of communications termination and settlement revenue.  In 2003, an amended IRU agreement originally executed in 1998 with XO Communications resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any cash benefit to the Company.  Level 3 expects to recognize termination and settlement revenue in the future as customers desire to renegotiate contracts or are required to terminate service.  However, the Company is not able to estimate the value of these types of transactions until they occur.  Partially offsetting the decline in termination revenue were increases in private line, wavelength and colocation revenues.  Softswitch revenue in the first quarter of 2004 decreased 8% from the same period in 2003.  The decline in Softswitch revenue is primarily due to price declines in services provided to America Online and other managed modem customers.  Partially offsetting the price declines was an increase in usage.  Voice revenue in the first quarter of 2004 was consistent with that of the first quarter of 2003.  The Company expects voice revenue to increase in future periods as a result of the introduction of new voice products in 2003 and 2004.  IP & Data revenue also increased 24% for the three months ended March 31, 2004 compared to the same period in 2003.  Growth in DSL revenue, increased traffic from new and existing customers and the inclusion of Genuity’s results for a full quarter, were partially offset by declines in the prices for services provided.

Level 3’s largest managed modem customer, America Online, has informed the Company that it will reduce its overall purchases of fixed service ports for its U.S. dial-up network.  America Online will reduce the number of ports it purchases from Level 3 by approximately one-third beginning in the third quarter of 2004.  The ports to be turned down represent approximately 15% of the total ports provided by Level 3 to its customers as of March 31, 2004.  In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions which would have the effect of lowering revenue.  As a result of recent price concessions to America Online, the market pricing provisions for these contracts are not expected to be enforced until April 2005 for a portion of the ports and January 2006 for the remaining ports. The contract with America Online continues to provide pricing provisions whereby Level 3 is obligated to provide America Online a reduced price per port rate if Level 3 offers a third party better pricing for a lower volume of comparable services.  The Company expects managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and continued pricing pressures.  These declines are expected to be more gradual, as compared to reductions expected with America Online in 2004, and generally in line with overall market subscriber and pricing declines.  Level 3 may mitigate this decline by increasing traffic on its network and gaining market share in the managed modem business.

Reciprocal compensation revenue declined in 2004 and is primarily attributable to a decline in reciprocal compensation rates.  Certain interconnection agreements with carriers have expired.  In situations where interconnection agreements are not renewed, the Federal Communications Commission (“FCC”) has stated that the parties involved must follow FCC rules with respect to reciprocal compensation for traffic destined for ISPs.  These rules may limit the amount of, and growth in, annual billable minutes, and may also require the use of FCC rates with respect to ISP-bound traffic.  The amount of billable minutes allowed by the FCC has historically been below those billed by the Company, and the rates and compensation structure adopted by the FCC may result in reduced per-minute-of-use compensation.  To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating this type of call, reciprocal compensation revenue may decline significantly over time.

Level 3 receives reciprocal compensation from a limited number of carriers and is currently negotiating new interconnection agreements with several of its primary reciprocal compensation customers.  During these negotiations, Level 3 continues to bill the customers at previously contracted amounts, but is recognizing revenue at the FCC mandated rates.  If the terms of the final contracts result in an interconnection rate higher than the FCC rate, Level 3 will recognize the incremental reciprocal compensation revenue at that time.

Information services revenue declined slightly from 2003 to 2004 and is primarily attributable to an increase in sales under software publisher’s new “net” licensing programs that result in only a service fee being recognized as revenue, rather than the selling price of the software.  Partially offsetting this change, the information service business continues to experience increased spending on business software as part of increased information technology spending broadly in the United States that the Company and the IT industry began to experience in the fourth quarter of 2003.  The software reseller industry is highly seasonal, with revenue and Adjusted OIBDA typically being higher in the second and fourth quarters of the Company’s fiscal year.  Revenue from the Software Spectrum business decreased from $485 million in 2003 to $472 million in 2004.  Software Spectrum has experienced an increase in sales under Microsoft’s 6.0 licensing program and similar programs offered by other software publishers.  Under these programs, new enterprise-wide licensing arrangements will be priced, billed and collected directly by the software publishers. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from publishers for these activities.  The Company will recognize the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $10 million and $8 million of revenue attributable to these types of contracts in 2004 and 2003, respectively.  The estimated selling price of the software sold under these agreements was $174 million and $144 million for the corresponding periods.

If Microsoft and the other publishers are successful in implementing these licensing programs, it will result in a significant decline in the amount of information services revenue recognized by the Company.  The decline in revenue is not expected to have a meaningful affect on operating income (loss), as the Company should experience a corresponding decline in cost of revenue.

Revenue attributable to (i)Structure’s business increased from $21 million in 2003 to $22 million, primarily as a result of the $4 million of termination revenue recognized in 2004 from two customers, partially offset by the decision to wind down the systems integration business.  In the second quarter of 2003, the Company notified its systems integration customers and employees that it would honor its existing contracts. However, once these contracts expired, the Company would no longer provide systems integration services.  The existing contracts expired primarily in the second and third quarters of 2003.

Coal mining revenue was flat at $16 million in the first quarter of 2004 and 2003.  Coal contracts with major customers include minimum annual delivery commitments.  The timing of the delivery of the coal during the year is largely dependent on the requirements of the customer.  The Company expects the customers to fulfill their contractual obligations in the second half of 2004.

Cost of Revenue for the first quarter 2004 was $543 million compared to $568 million for the first quarter 2003.  This decrease is a result of the migration of Genuity traffic to the Level 3 network and costs associated with software sales. Overall the cost of revenue for the communications business, as a percentage of revenue, increased significantly from 13% during the quarter ended March 31, 2003 to 21% during the same period of 2004. This increase is primarily attributable to the settlement and termination revenue recognized by the Company in the first quarter of 2003 for which there was no corresponding cost of revenue.  Excluding the effects of settlement and termination revenue, the Company expects cost of revenue, as a percentage of revenue, to increase in the second quarter of 2004 as a result of the additional circuit costs related to the Allegiance settlement and the costs associated with the ICG acquisition.  As the Company migrates the ICG traffic during the second, third and fourth quarters to the Level 3 network, the cost of revenue, as a percentage of revenue, will decline to levels experienced during the first quarter of 2004.  The incremental network expense associated with the Allegiance settlement is expected to decline in the third and fourth quarters as Level 3 migrates customer traffic to its network.

The cost of revenue for the information services businesses, as a percentage of its revenue, was 91% for the first quarter of 2004 down slightly from 92% in the same period in 2003. This decrease is attributable to an increase in sales under new licensing programs implemented by software publishers for which the cost of revenue is minimal. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results.  In 2004 and 2003, Software Spectrum earned approximately $10 million and $11 million, respectively, in rebates which reduced cost of revenue.  Cost of revenue, as a percentage of revenue, for the outsourcing business improved as a result of the $4 million of termination revenue for which there was no corresponding cost, and a decline in the costs attributable to the systems integration business.

The cost of revenue for the coal mining business for the three months ended March 31, 2004 approximated that for the same period in 2003.

Depreciation and Amortization expenses for the quarter were $179 million, a 14% decrease from the first quarter 2003 depreciation and amortization expenses of $207 million. This decrease is primarily attributable to shorter-lived assets becoming fully depreciated in 2003 and 2004 partially offset by the depreciation and amortization expense attributable to the tangible and intangible assets obtained in the Genuity transaction, completed in February 2003, for a full quarter in 2004.

Selling, General and Administrative expenses were $235 million in the three months ended March 31, 2004, a 13% decrease from the first quarter 2003 selling, general and administrative expenses of $270 million.  This decrease is primarily a result of the synergies realized from the Genuity transaction in the second half of 2003 as well as declines in non-cash compensation expense.  The acquisition of Genuity in February 2003, initially resulted in higher compensation, training and facilities expenses to the Company.  Throughout 2003, the Company was able to incorporate much of Genuity’s operations into its existing support infrastructure and thus was able to reduce the incremental workforce and dispose of excess facilities.  Declines in advertising and marketing expenses also contributed to the decline in selling, general and administrative expenses for the three months ended March 31, 2004. Included in operating expenses for the three months ended March 31, 2004 and 2003, were $9 million and $23 million, respectively, of stock-based compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs.  The decrease in stock-based compensation expense is attributable to the decline in the fair value of grants distributed to eligible employees.

Stock-based compensation expenses would increase in the second half of 2004 if the Company’s stockholders approve a proposal at the Company’s 2004 annual meeting in May for the reservation of additional shares of common stock under the Company’s 1995 Stock Plan.  If the proposal is approved, the Company expects to make larger grants under its stock-based compensation programs as compared to grants made since August 2002, which would result in additional stock-based compensation expenses.  The Company expects other selling, general and administrative expenses to increase in the second quarter as a result of the costs associated with planned sales, marketing and advertising activities.

Restructuring Charges were $2 million in the first quarter of 2004 as Software Spectrum continued the consolidation of its European operations.  Restructuring charges of $11 million in the first quarter of 2003 are primarily attributable to the integration of Genuity’s operations with those of Level 3 and workforce reductions in the Company’s European communications business.

Adjusted OIBDA, as defined by the Company, consists of income (loss) from operations before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated condensed statements of operations and (3) non-cash impairment costs included within restructuring and impairment expenses on the consolidated condensed statements of operations.  The Company excludes stock based compensation due to its adoption of the expense recognition provisions of SFAS No. 123.  Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications.  It is also a commonly used indicator in the communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric “EBITDA”, and is not recognized under Generally Accepted Accounting Principles but is used by management to assess segment results and allocate resources.

Adjusted OIBDA for the communications business decreased to $116 million in the first quarter of 2004 from $396 million for the same period in 2003.  This decrease was predominantly due to the $326 million of termination and settlement revenue recognized by the Company in the first quarter of 2003 versus $7 million in 2004.  Decreases in cost of revenue and operating expenses in 2004 partially offset the decline in termination revenue.  Adjusted OIBDA is expected to decline in the second quarter of 2004 as a result of the increase in cost of revenue and operating expenses described above.

The operations of the information services business resulted in Adjusted OIBDA of $11 million for the three months ended March 31, 2004 versus $3 million for the same period in 2003.  Termination revenue of $4 million recognized by (i)Structure’s outsourcing business and the benefits of the restructuring activities for both (i)Structure and Software Spectrum resulted in the improved results.

Adjusted OIBDA for the Company’s coal and other businesses for the three months ending March 31, 2004 were consistent with the results for the same period in 2003.

Interest Income was $3 million for the first quarter of 2004 compared to $5 million in the same period in 2003. The decrease is primarily attributable to a reduction in the weighted average interest rate earned on cash balances and a decline in the average cash balance.

Interest Expense, net decreased by $13 million to $127 million during the first quarter of 2004.  Interest expense decreased primarily as a result of the repayment of the $1.125 billion Senior Secured Credit Facility during the fourth quarter of 2003 and the conversion of $500 million of Junior Convertible Subordinated Notes into Level 3 common stock.  This decrease was partially offset by the issuance of

$374 million of 2.875% Convertible Senior Notes due 2010 in the second quarter of 2003 and the issuance of the $500 million of 10.75% Senior Notes due 2011 in the fourth quarter of 2003.

Other, net decreased to a gain of $38 million in the first quarter of 2004 from a gain of $74 million in the first quarter of 2003.  In the first quarter of 2003, the Company realized a gain of $70 million from the sale of “91 Express Lanes” to road.  For the first quarter of 2004, the Company realized a gain of $23 million on the sale of Commonwealth Telephone common stock and $8 million from gains on sale of communications assets.

Income Tax Expense for the first quarter of 2004 was $1 million compared to zero for the same period in 2003.  The expense is attributable to state income taxes for the coal business and foreign jurisdictions of the Software Spectrum business.

Cumulative Effect of Change in Accounting Principle of $5 million resulted from the adoption of SFAS No. 143 as of January 1, 2003.  The $5 million reflects the net change in accrued reclamation liability attributable to the Company’s coal operations.

Financial Condition—March 31, 2004

Cash flows provided by (used in) continuing operations for the three months ended March 31 are as follows (dollars in millions):

	Three Months Ended March 31,
	2004	2003

Communications**	$35	$(95)
Information Services	(18)	(12)
Other	(9)	(4)
Total	$8	$(111)

** Includes interest expense, net of interest income

The increase in operating cash flows for the communications business was attributable to improved operating results and reduced use of cash for accounts receivable in 2004.  The Company’s contractual terms and conditions permit Level 3 to bill the customer at the beginning of the service period. The vast majority of customer contracts acquired in the Genuity transaction require billings to be made at the end of the service period, or in arrears.  As a result, the receivables for the communications business increased significantly at March 31, 2003 as compared to the receivable balance at December 31, 2002.  Accounts receivable for the communications business did not change significantly during the first quarter of 2004.

For the information services business, unfavorable fluctuations in working capital related to changes in accounts receivable and accounts payable were partially offset by improvements in operating results.  Specifically, the change in working capital for the first quarter of 2004 was a use of approximately $31 million in cash versus a use of approximately $18 million in cash during the first quarter of 2003.

The decline in operating cash flows for the other businesses is primarily attributable to the payment of state tax obligations in 2004 for which liabilities had previously been recorded.

Investing activities include $41 million and $9 million of proceeds from the sale of Commonwealth Telephone and property, plant and equipment, respectively, in the first quarter of 2004.  In addition, the Company was able to reduce its restricted securities by approximately $25 million during the first quarter of 2004.  These sources were offset by capital expenditures attributable to the communications business of $52 million.  For the first three months of 2003 Level 3 used $143 million to purchase substantially all the assets of Genuity and $25 million for capital expenditures.  The Company also received cash proceeds of $46 million from the sale of the “91 Express Lanes” and $16 million from the sale of property, plant, equipment and other assets.

Financing activities in 2004 and 2003 consisted primarily of $1 million of payments for its GMAC commercial mortgage and other debt obligations.

During the second quarter of 2004, the Company expects to reduce its capital lease obligations by approximately $245 million as a result of principal payments and the termination of its agreement with Allegiance.

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

The further development of the communications business will continue to require significant expenditures, including new service development costs.  These expenditures may result in negative operating cash flow and net operating losses for the Company in the near future. The Company’s expenditures will be primarily attributable to operating expenses, capital expenditures and interest payments.  The Company expects base capital expenditures (capital required to keep the network operating efficiently) to be approximately $100 million in 2004.  The majority of the Company’s ongoing capital expenditures are expected to be success-based, which are tied to incremental revenue.  The Company expects success-based capital expenditures to increase in 2004 as a result of new government contracts awarded in 2003.  In 2004, the Company expects to pay in cash, based on debt levels at March 31, 2004 and expected reductions in debt levels in later quarters, $406 million of interest expense.

Level 3 has approximately $1.161 billion of cash on hand at March 31, 2004.  Based on information available at this time, management of the Company believes that the Company’s current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.

The Company estimates that its current liquidity and cash flows provided by operating activities will be sufficient to operate the business and will not require additional sources of financing.  Cash flows from operating activities will fluctuate in 2004 and will be a function of revenue growth from existing and new services, the Company’s management of network, selling, general and administrative, and capital expenditures and expected improvements in the operating performance of Software Spectrum due to the restructuring efforts made in 2003.  The Company’s previous debt and equity offerings have given the Company the ability to develop its business.  However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future.  In order to pursue these possible opportunities and provide additional flexibility to fund its business the Company, in January 2001, filed a “universal” shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $2.3 billion of additional securities to fund its business, although there can be no assurance that the Company could raise such amounts on acceptable terms or at the time the funding is necessary.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets to fund portions of the business plan.  In 2004, the Company completed the sale of its remaining equity position in Commonwealth Telephone for approximately $41 million.  In addition, the Company has announced that it will seek to sell or sublease excess real estate and may enter into sale leaseback transactions for required communications facilities.  In 2003, Level 3 was able to generate approximately $35 million of cash from these types of transactions.  With the sale of Commonwealth Telephone shares, MFON acquired in the Genuity transaction and certain real estate transactions in 2003, management believes that the Company has now sold the substantial majority of its valuable non-core assets.

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

In connection with the implementation of the Company’s business, management continues to review the existing businesses to determine how those businesses will assist with the Company’s focus on delivery of communications and information services and reaching financial objectives.  To the extent that certain businesses are not considered to be compatible with the delivery of communication and information services or with obtaining these financial objectives, the Company may exit those businesses.  It is possible that the decision to exit these businesses could result in the Company not recovering its investment in the businesses and, in those cases a significant charge to earnings could result.

Level 3 is aware that the various issuances of its outstanding senior notes, senior discount notes and convertible subordinated notes may trade at discounts to their respective face or accreted amounts. In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, Level 3 or its affiliates may, from time to time, purchase these outstanding debt securities for cash or exchange shares of Level 3 common stock for these outstanding debt securities pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in open market or privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to shareholders. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In April 2004, Level 3 and Allegiance agreed to terminate an agreement whereby Level 3 leased managed modem ports from Allegiance.  Level 3 recorded this agreement as a capital lease and the $54 million paid to terminate the contract is significantly below the carrying value of the obligation and related assets.

Current economic conditions of the telecommunications and information services industry, combined with Level 3’s financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices in addition to the ICG Communications transaction described below.  Level 3 continues to evaluate these opportunities and could make additional acquisitions in 2004.

On April 1, 2004, the Company acquired the wholesale dial access contracts of ICG Communications, Inc. a Denver-based communications company.  The Company paid approximately $35 million in cash for these contracts, which provide dial-up Internet access to various large customers and other leading ISPs. The purchase price is subject to post-closing adjustments, but those adjustments are not expected to be material. Level 3 expects the acquisition to add incremental revenue of approximately $35 million in 2004.  Level 3 plans to migrate a majority of ICG’s customer traffic onto its own network infrastructure over the course of the next two quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of March 31, 2004, the Company had borrowed $118 million under a commercial mortgage.  Amounts drawn on the debt instrument bear interest at the alternate base rate or LIBOR rate plus an applicable margin.  As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the mortgage. The interest rate on the remaining variable rate instrument of $118 million at March 31, 2004, was approximately 3.60%.  A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 4.60%) would increase annual interest expense of the Company by approximately $1.2 million. At March 31, 2004, the Company had $5.26 billion of fixed rate debt bearing a weighted average interest rate of 9.4%.  A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.  The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash.

The Company’s business plan includes operating a telecommunications network and information services business in Europe.  As of March 31, 2004, the Company had invested significant amounts of capital in the region for its communications business.  The Company issued €800 million (€425 million outstanding at March 31, 2004) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time.  As of March 31, 2004, the Company held only enough foreign denominated currency to fund its immediate working capital obligations and interest payments on its Euro denominated debt for the next 12 months.  The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. Foreign exchange rate fluctuations in 2004 have not had a material effect on Level 3’s results of operations and financial position. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur.  Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.  Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls.  There was no change in Level 3’s internal controls over financial reporting that have occurred during the first quarter 2004 that has materially affected or is reasonably likely to materially affect, Level 3’s internal controls over financial reporting.

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

(b)       On March 5, 2004, the Company filed a Current Report on Form 8-K/A-3 amending the Current Report on Form 8-K/A dated April 21, 2003 related to the acquisition of substantially all of the assets, and the assumption of certain of the liabilities of Genuity Inc.

On March 5, 2004, the Company filed a Current Report on Form 8-K/A-4 amending the Current Report on Form 8-K/A-2 dated June 18, 2003 related to the acquisition of substantially all of the assets, and the assumption of certain of the liabilities of Genuity Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated: May 10, 2004	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer