Form 10-Q
period 2004-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2004-08-09
CIK 794323

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares outstanding of each class of the issuer’s common stock, as of August 2, 2004:

Common Stock: 681,883,986 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2004	2003	2004	2003
Revenue:
Communications (Note 4)	$391	$430	$780	$1,135
Information Services	503	491	997	997
Coal Mining	24	16	40	32
Total revenue	918	937	1,817	2,164
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	119	103	200	192
Information Services	455	452	904	917
Coal Mining	17	12	30	26
Total cost of revenue	591	567	1,134	1,135
Depreciation and amortization	177	228	356	435
Selling, general and administrative	243	275	478	545
Restructuring charges	—	9	2	20
Total costs and expenses	1,011	1,079	1,970	2,135
Operating Income (Loss)	(93)	(142)	(153)	29
Other Income (Expense):
Interest income	3	5	6	10
Interest expense, net	(118)	(143)	(245)	(283)
Other, net	146	(176)	184	(102)
Total other income (expense)	31	(314)	(55)	(375)
Loss from Continuing Operations Before Income Tax and Change in Accounting Principle	(62)	(456)	(208)	(346)
Income Tax Expense	(1)	—	(2)	—
Loss from Continuing Operations	(63)	(456)	(210)	(346)
Loss from Discontinued Operations	—	(6)	—	(2)
Net Loss Before Change in Accounting Principle	(63)	(462)	(210)	(348)
Cumulative Effect of Change in Accounting Principle	—	—	—	5
Net Loss	$(63)	$(462)	$(210)	$(343)

Earnings (Loss) per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.09)	$(0.94)	$(0.31)	$(0.74)
Loss from Discontinued Operations	—	(0.01)	—	—
Cumulative Effect of Change in Accounting Principle	—	—	—	0.01
Net Loss	$(0.09)	$(0.95)	$(0.31)	$(0.73)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions)	June 30, 2004	December 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$547	$1,129
Marketable securities	221	42
Restricted cash	52	74
Receivables, less allowances of $26 and $28, respectively	476	561
Other	122	140
Total Current Assets	1,418	1,946

Net Property, Plant and Equipment	5,466	5,727
Marketable Securities	189	—
Restricted Cash	62	61
Goodwill and Intangibles, net	463	459
Other Assets, net	90	100
	$7,688	$8,293

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions, except per share data)	June 30, 2004	December 31, 2003

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$549	$651
Current portion of long-term debt	141	125
Accrued payroll and employee benefits	90	135
Accrued interest	87	100
Deferred revenue	164	189
Other	231	231
Total Current Liabilities	1,262	1,431

Long-Term Debt, less current portion	5,008	5,250
Deferred Revenue	963	954
Other Liabilities	469	477

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 680,596,374 outstanding in 2004 and 677,828,634 outstanding in 2003	7	7
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	7,401	7,360
Accumulated other comprehensive loss	(116)	(90)
Accumulated deficit	(7,306)	(7,096)
Total Stockholders’ Equity (Deficit)	(14)	181
	$7,688	$8,293

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(dollars in millions)	2004	2003

Cash Flows from Continuing Operations:
Net Loss	$(210)	$(343)
Loss from discontinued operations	—	2
Cumulative effect of change in accounting principle	—	(5)
Loss from continuing operations	(210)	(346)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Equity earnings, net	—	(2)
Depreciation and amortization	356	435
Induced conversion expense on convertible debt	—	190
Gain on debt extinguishments, net	(147)	(2)
Gain on sale of property, plant and equipment, toll road operations and other assets	(34)	(67)
Non-cash compensation expense attributable to stock awards	19	48
Deferred revenue	(15)	(336)
Amortization of debt issuance costs	8	10
Accreted interest on long-term discount debt	37	54
Accrued interest on long-term debt	(13)	9
Change in working capital items net of amounts acquired:
Receivables	75	21
Other current assets	22	47
Payables	(84)	(126)
Other liabilities	(43)	(29)
Other	(8)	(1)
Net Cash Used in Continuing Operations	(37)	(95)

Cash Flows from Investing Activities:
Purchase of marketable securities	(410)	—
Proceeds from sale of marketable securities	41	—
Decrease in restricted cash and securities, net	21	2
Capital expenditures	(118)	(90)
Release of capital expenditure accruals	6	21
ICG acquisition	(25)	—
Genuity transaction	—	(144)
Investments and acquisitions	—	(1)
Proceeds from sale of toll road operations	—	46
Proceeds from sale of property, plant and equipment, and other assets	16	21
Net Cash Used in Investing Activities	$(469)	$(145)

Cash Flows from Financing Activities:
Payments on long-term debt, including current portion	$(76)	$(14)
Proceeds from stock options exercised	—	3
Net Cash Used in Financing Activities	(76)	(11)

Net Cash Provided by Discontinued Operations	—	21

Effect of Exchange Rates on Cash and Cash Equivalents	—	3

Net Change in Cash and Cash Equivalents	(582)	(227)

Cash and Cash Equivalents at Beginning of Period	1,129	1,142

Cash and Cash Equivalents at End of Period	$547	$915

Supplemental Disclosure of Cash Flow Information: Cash interest paid	$214	$210

Noncash Investing and Financing Activities:
Common stock issued in exchange for long term debt	$—	$774
Accrued interest paid with common stock	—	9
Long-term debt principal retired by issuing common stock	—	600
Settlement of obligation with restricted securities	—	10
Long-term debt extinguished due to sale of toll road operations	—	139

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the six months ended June 30, 2004

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2003	$7	$7,360	$(90)	$(7,096)	$181

Common Stock:
Stock plan grants	—	10	—	—	10
Shareworks plan	—	22	—	—	22
401(k) plan	—	9	—	—	9

Net Loss	—	—	—	(210)	(210)

Other Comprehensive Loss	—	—	(26)	—	(26)

Balances at June 30, 2004	$7	$7,401	$(116)	$(7,306)	$(14)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2004	2003	2004	2003

Net Loss	$(63)	$(462)	$(210)	$(343)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation gains (losses)	1	15	(7)	21
Unrealized holding losses and other arising during period	(2)	(5)	(2)	(8)
Reclassification adjustment for (gains) losses included in net income (loss)	4	(1)	(17)	(1)

Other Comprehensive Income (Loss), Before Tax	3	9	(26)	12

Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—	—

Other Comprehensive Income (Loss) Net of Taxes	3	9	(26)	12

Comprehensive Loss	$(60)	$(453)	$(236)	$(331)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

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

The consolidated balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 2003 has been taken from the Company’s audited statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period.  Actual results could differ from these estimates.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. In addition, termination revenue is recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet.  Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred.  Termination/settlement revenue is reported in the same manner as the original product or service provided, and amounted to $2 million and $13 million during the three and six months ended June 30, 2004, respectively, and $7 million and $333 million during the three and six months ended June 30, 2003, respectively (See Note 4).

SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated retirement costs are capitalized and included as part of the carrying value of the long-lived assets and amortized over the useful life of the assets.  The Company’s coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The net effect of the adoption of SFAS No. 143 to the Company’s coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which will be amortized to expense in future years) and was reflected as a cumulative-effect adjustment in the 2003 consolidated statement of operations.  Accretion of asset retirement obligation expense of $3 million and $6 million was recorded during the three and six months ended June 30, 2004, respectively; resulting in total asset retirement obligations for the communications and coal businesses, of $130 million at June 30, 2004.  Accretion of asset retirement obligation expense of $4 million and $6 million was recorded during the three and six months ended June 30, 2003, respectively.  There were no material payments or settlements of asset retirement obligations during the three and six months ended June 30, 2004 and 2003.

Where appropriate, items within the consolidated financial statements have been reclassified from the previous periods to conform to current period presentation.

2.  Acquisitions

On April 1, 2004, the Company acquired the wholesale dial access customer contracts of ICG Communications, Inc. (“ICG”).  The Company agreed to pay approximately $35 million in cash to acquire the contracts and related equipment, which provides dial-up Internet access to various large customers and other leading ISPs. The terms of the agreement required Level 3 to pay $25 million at closing and additional payments of $5 million in each of the third and fourth quarters of 2004, which were accrued as part of the transaction.  On July 1, 2004, the Company paid the first $5 million installment.  The purchase price is subject to post-closing adjustments, but those adjustments are not expected to be material.  Level 3 plans to migrate the traffic from the customer contracts acquired from ICG onto its own network infrastructure.

The following are the estimated fair value of assets acquired and liabilities assumed in the ICG transaction as of the acquisition date.

(dollars in millions)
Assets:
Other current assets	$2
Identifiable intangibles	37
Total Assets	39

Liabilities:
Other current liabilities	4
Total Liabilities	4

Purchase Price	$35

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

The following is unaudited pro-forma financial information of the Company assuming the Genuity transaction occurred at the beginning of the period presented:

(dollars in millions, except per share data)	Pro-Forma
Six Months
Ended
June, 2003

Revenue	$2,231
Loss from Continuing Operations	(346)
Loss from Discontinued Operations	(1)
Cumulative Effect of Change in Accounting Principle	5
Net Loss	(342)
Net Loss per Share	$(0.73)

3.  Discontinued Operations

In December 2003, Level 3 sold Midwest Fiber Optic Network (“MFON”) to CenturyTel for approximately $16 million.  MFON is a regional communications system located in the midwestern United States and was acquired by Level 3 as part of the Genuity transaction in February 2003.

The following is the summarized results of operations of the MFON business for the period ended June 30, 2003 (since acquisition on February 4, 2003).

(dollars in millions)

Revenue	$7
Costs and Expenses:
Cost of revenue	—
Selling, general and administrative	2
Total costs and expenses	2
Income from Operations	5
Loss from Sale of Discontinued Operations	—
Income from Discontinued Operations	$5

In June 2003, Software Spectrum announced that it was exiting the contact services business in order to concentrate on the software reseller business.

The following is the summarized results of operations and loss on disposal of the contact services business for the period from January 1, 2003 through June 18, 2003, the date the contact services business was disposed.

(dollars in millions)
Revenue	$38
Costs and Expenses:
Cost of revenue	25
Depreciation and amortization	1
Selling, general and administrative	10
Total costs and expenses	36
Income from Operations	2
Loss from Sale of Discontinued Operations	(9)
Loss from Discontinued Operations	$(7)

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

As individual segments were delivered to XO, Level 3 deferred and amortized the revenue attributable to the conduit over the term of the original agreement.  As a result of the amended agreement, Level 3 has no further obligation with respect to the original conduit, and thus recognized $294 million of communications revenue, which equaled the remaining unamortized deferred revenue from the original sale of the conduit, less the fair values of the operations and maintenance services, and options to purchase fiber and conduit provided by Level 3 under the amended agreement.  The values of the services and options to purchase fiber and conduit were determined based on the fair value of similar services and assets.

5.  Restructuring Charges

During 2003, Level 3 announced workforce reductions that were primarily a result of the integration of acquired operations from the Genuity transaction into Level 3’s operations and the Company matching its European cost structure with expected revenues.  In 2004, the Company paid approximately $3 million in severance and employee related costs as part of the Genuity integration.  The Company also paid $2 million of facilities related costs for restructuring charges recorded in 2001.

For the six months ended June 30, 2004, the information services business recognized approximately $2 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum announced in 2003.  In total, the information services business paid approximately $6 million of costs during the six months ended June 30, 2004, including $4 million for employee related matters and $2 million in facilities related costs associated with the 2003 and 2004 integration and restructuring actions.

A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount (in millions)	Amount (in millions)

Balance December 31, 2002	55	$3	$10
2003 Charges	1,717	39	6
2003 Payments	(1,663)	(35)	(4)
Balance December 31, 2003	109	$7	$12
2004 Charges	80	1	1
2004 Payments	(149)	(7)	(4)
Balance June 30, 2004	40	$1	$9

Level 3 continues to periodically conduct a comprehensive review of its communications assets, specifically assets deployed along its intercity network and in its gateway facilities.  It is possible that additional communications assets may be identified as impaired and additional impairment charges may be recorded to reflect the realizable value of these assets in future periods.

6.  Earnings (Loss) Per Share

The Company had a loss from continuing operations for the three and six months ended June 30, 2004 and 2003.  Therefore, the dilutive effect of the approximately 64 million and 9 million shares issuable pursuant to the convertible subordinated notes at June 30, 2004 and 2003, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.  In addition, the dilutive effect of the approximately 50 million and 53 million options and warrants outstanding at June 30, 2004 and 2003, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the earnings per share calculations for the Level 3 common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2004	2003	2004	2003

Loss from Continuing Operations	$(63)	$(456)	$(210)	$(346)
Loss from Discontinued Operations	—	(6)	—	(2)
Cumulative Effect of Change in Accounting Principle	—	—	—	5
Net Loss	$(63)	$(462)	$(210)	$(343)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Loss Per Share (in thousands)	682,629	484,436	681,302	467,724

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.09)	$(0.94)	$(0.31)	$(0.74)
Loss from Discontinued Operations	—	(0.01)	—	—
Cumulative Effect of Change in Accounting Principle	—	—	—	0.01
Net loss	$(0.09)	$(0.95)	$(0.31)	$(0.73)

7.  Receivables

Receivables at June 30, 2004 and December 31, 2003 were as follows (dollars in millions):

	Communications	Information Services	Coal	Total
June 30, 2004
Accounts Receivable – Trade:
Services and Software Sales	$149	$340	$12	$501
Other Receivables	1	—	—	1
Allowance for Doubtful Accounts	(18)	(8)	—	(26)
	$132	$332	$12	$476

December 31, 2003
Accounts Receivable – Trade:
Services and Software Sales	$125	$453	$11	$589
Other Receivables	—	—	—	—
Allowance for Doubtful Accounts	(20)	(8)	—	(28)
	$105	$445	$11	$561

The Company recognized bad debt expense in selling, general and administrative expenses of $2 million and $4 million for the three and six months ended June 30, 2004, respectively.  Level 3 received less than $1 million and $1 million of proceeds for amounts previously deemed uncollectible for the three and six months ended June 30, 2004, respectively.  The Company recognized bad debt expense in selling, general and administrative expenses of $3 million and $7 million for the three and six months ended June 30, 2003, respectively.  Level 3 received $1 million and $3 million of proceeds for amounts previously deemed uncollectible for the three and six months ended June 30, 2003, respectively.  The Company decreased accounts receivable and allowance for doubtful accounts by approximately $6 million for the six months ended June 30, 2004, for previously reserved amounts the Company deemed as uncollectible.

8.  Property, Plant and Equipment, net

The Company has substantially completed the construction of its communications network. Costs associated directly with expansions and improvements to the network and customer installations, including employee related costs, have been capitalized, and interest costs incurred during construction was capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. The Company generally capitalizes costs associated with network construction, provisioning of services and software development.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $17 million and $34 million for the three and six months ended June 30, 2004, respectively.  Included in capitalized labor and related costs was less than $1 million and $1 million of capitalized non-cash compensation costs related to options and warrants for the three and six months ended June 30, 2004, respectively.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $16 million and $28 million for the three and six months ended June 30, 2003, respectively.  Included in capitalized labor and related costs was $1 million and $2 million of capitalized non-cash compensation costs related to options and warrants for the three and six months ended June 30, 2003, respectively.  Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3 to 25 years.

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

Depreciation expense was $159 million and $323 million for the three and six months ended June 30, 2004, respectively.  Depreciation expense was $210 million and $404 million for the three and six months ended June 30, 2003, respectively.

9.  Goodwill and Intangibles, Net

Goodwill and Intangibles, net at June 30, 2004 and December 31, 2003 were as follows (dollars in millions):

	Goodwill	Intangibles
June 30, 2004
McLeod	$41	$2
Software Spectrum (including Corpsoft)	207	58
XCOM	30	—
Telverse	—	25
Genuity	—	67
ICG	—	33
	$278	$185

December 31, 2003
McLeod	$41	$11
Software Spectrum (including Corpsoft)	207	62
XCOM	30	—
Telverse	—	29
Genuity	—	79
	$278	$181

In April 2004, Level 3 purchased managed modem contracts and related equipment from ICG.  As part of the preliminary purchase price allocation, Level 3 valued the customer relationships and contracts at $37 million and is amortizing this asset over estimated useful lives of two years.

Intangible asset amortization expense was $18 million and $33 million for the three and six months ended June 30, 2004, respectively.  Intangible asset amortization expense was $18 million and $31 million for the three and six months ended June 30, 2003, respectively.

The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2004-$63 million; 2005-$57 million; 2006-$43 million; 2007-$18 million and 2008-$11 million.

10.  Long-Term Debt

At June 30, 2004 and December 31, 2003, long-term debt was as follows:

(dollars in millions)	June 30, 2004	December 31, 2003

Convertible Senior Discount Notes (9% due 2013)	$220	$211
Senior Notes (10.750% due 2011)	500	500
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Notes (9.125% due 2008)	1,204	1,204
Senior Notes (11% due 2008)	362	362
Senior Discount Notes (10.5% due 2008)	409	409
Senior Euro Notes (10.75% due 2008)	391	400
Senior Discount Notes (12.875% due 2010)	446	420
Senior Euro Notes (11.25% due 2010)	127	130
Senior Notes (11.25% due 2010)	96	96
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514
Commercial Mortgages:
GMAC (3.61% due 2003-2005)	118	119
Capital leases assumed in Genuity transaction	21	268
Other	5	6
	5,149	5,375
Less current portion	(141)	(125)
	$5,008	$5,250

The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of June 30, 2004.

No interest expense or amortized debt issuance costs were capitalized to property, plant and equipment for the six months ended June 30, 2004 and 2003.

On April 6, 2004, a bankruptcy court approved a settlement agreement between the Company and Allegiance Telecom, Inc. (“Allegiance”).  The agreement terminates a multi-year lease whereby the Company was obligated to lease approximately 470,000 managed modem ports from Allegiance.  The capital lease obligation was assumed as part of the Genuity transaction in February 2003.  The Company paid approximately $54 million and assumed Allegiance’s obligations under an agreement with KMC Telecom, Inc. (“KMC”) (See Note 14) to extinguish the capital lease obligation and recognized a gain of $147 million on the transaction during the second quarter of 2004.

11.  Stock-Based Awards

The Company recognized on the consolidated statement of operations a total of $10 million and $19 million of non-cash compensation for the three and six months ended June 30, 2004, respectively. In addition, the Company capitalized less than $1 million and $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and six month ended June 30, 2004, respectively.

The Company recognized on the consolidated statement of operations a total of $25 million and $48 million of non-cash compensation for the three and six months ended June 30, 2003, respectively. In addition, the Company capitalized $1 million and $2 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and six months ended June 30, 2003, respectively.  In addition, $1 million was capitalized in 2003 related to acquisitions.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2004	2003	2004	2003

Warrants	$—	$5	$—	$6
OSO	3	8	7	19
C-OSO	—	5	1	10
Restricted Stock	1	—	2	—
Shareworks Match Plan	1	2	2	5
401(k) Match Expense	5	4	9	7
Shareworks Grant Plan and Profit Sharing	—	2	(1)	3
	10	26	20	50
Capitalized Non-cash Compensation	—	(1)	(1)	(2)
	$10	$25	$19	$48

Non-Qualified Stock Options and Warrants

At June 30, 2004, there were warrants outstanding requiring the issuance of approximately 15.7 million shares of common stock at prices ranging from $4.00 to $60.06.  Of the warrants outstanding at June 30, 2004, approximately 15.5 million shares of common stock were exercisable pursuant to such warrants with a weighted average exercise price of $8.76 per warrant.

The Company did not grant any Non-Qualified Stock Options (“NQSOs”) during the six months ended June 30, 2004 or 2003.  As of June 30, 2004, all NQSOs previously granted were fully vested.

Outperform Stock Option Plan

The fair value under SFAS No. 123 for the approximately 1 million OSOs awarded to participants during the six months ended June 30, 2004 was approximately $6 million using a modified Black-Scholes valuation model with a S&P 500 volatility rate of 15% over the term, a Level 3 common stock volatility rate of 56%, an expected correlation factor of 19% and a S&P 500 dividend yield of 1.51%, which resulted in a decrease in the theoretical value per option to 120% of the stock price on the date of grant, from 156% in 2003.  As of June 30, 2004, the Company had not reflected $7 million of unamortized compensation expense in its financial statements for previously granted OSOs.

Restricted Stock

During the first six months of 2004, approximately 300,000 shares of restricted stock were granted to employees and directors of the Company. The restricted stock shares were granted at no cost. The shares vest over one to three year periods and the holders are restricted from selling these shares during the one to three year periods. The fair value of restricted stock granted in 2004 was $1 million as calculated using the value of the Level 3 common stock the day prior to the grant.  As of June 30, 2004, the Company had not reflected $2 million of unamortized compensation expense in its financial statements for restricted stock.

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $13,000 in 2004. Effective January 1, 2003, the Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits.  Employees of Software Spectrum are eligible to receive matching contributions of $.50 for every dollar contributed up to 6% of eligible earnings.  The Company’s matching contribution is made with Level 3 common stock based on the closing stock price on each pay date.  Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested.  The Company’s matching contributions will be fully vested upon completion of three years of service.  The Company made matching contributions of $5 million and $9 million for three and six months ended June 30, 2004, respectively, which were recorded as selling, general and administrative expense during the period.  The Company made matching contributions of $4 million and $7 million for three and six months ended June 30, 2003, respectively, which were recorded as selling, general and administrative expense during the period.

12.  Industry and Segment Data

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent separate business units that offer different products and serve different markets.  The Company’s reportable segments include: communications; information services; and coal mining. Other primarily includes other corporate assets and overhead not attributable to a specific segment.  The geographic region Other primarily includes the Asia-Pacific region.

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

The data presented in the following tables includes information for the three and six months ended June 30, 2004 and 2003 for all statement of operations and cash flow information presented, and as of June 30, 2004 and December 31, 2003 for all balance sheet information presented.  Information related to acquired businesses is included from their respective acquisition dates.  Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2004 presentation.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Three Months ended June 30, 2004
Revenue:
North America	$357	$351	$24	$—	$732
Europe	34	138	—	—	172
Other	—	14	—	—	14
	$391	$503	$24	$—	$918
Adjusted OIBDA:
North America	$78	$7	$5	$(1)
Europe	1	4	—	—
Other	—	—	—	—
	$79	$11	$5	$(1)
Gross Capital Expenditures:
North America	$56	$2	$—	$—	$58
Europe	8	—	—	—	8
Other	—	—	—	—	—
	$64	$2	$—	$—	$66
Depreciation and Amortization:
North America	$146	$7	$1	$—	$154
Europe	23	—	—	—	23
Other	—	—	—	—	—
	$169	$7	$1	$—	$177

Six Months ended June 30, 2004
Revenue:
North America	$713	$642	$40	$—	$1,395
Europe	67	330	—	—	397
Other	—	25	—	—	25
	$780	$997	$40	$—	$1,817
Adjusted OIBDA:
North America	$195	$17	$7	$(2)
Europe	—	5	—	—
Other	—	—	—	—
	$195	$22	$7	$(2)
Gross Capital Expenditures:
North America	$103	$2	$—	$—	$105
Europe	13	—	—	—	13
Other	—	—	—	—	—
	$116	$2	$—	$—	$118
Depreciation and Amortization:
North America	$292	$14	$2	$—	$308
Europe	48	—	—	—	48
Other	—	—	—	—	—
	$340	$14	$2	$—	$356

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Three Months Ended June 30, 2003
Revenue:
North America	$396	$357	$16	$—	$769
Europe Europe	34	121	—	—	155
Other	—	13	—	—	13
	$430	$491	$16	$—	$937
Adjusted OIBDA:
North America	$105	$3	$3	$(1)
Europe Europe	4	(3)	—	—
Other	—	—	—	—
	$109	$—	$3	$(1)
Capital Expenditures:
North America	$58	$3	$1	$—	$62
Europe Europe	3	—	—	—	3
Other	—	—	—	—	—
	$61	$3	$1	$—	$65
Depreciation and Amortization:
North America	$195	$8	$1	$—	$204
Europe Europe	23	1	—	—	24
Other	—	—	—	—	—
	$218	$9	$1	$—	$228

Six Months Ended June 30, 2003
Revenue:
North America	$1,072	$679	$32	$—	$1,783
Europe Europe	62	294	—	—	356
Other	1	24	—	—	25
	$1,135	$997	$32	$—	$2,164
Adjusted OIBDA:
North America	$506	$5	$5	$(1)
Europe Europe	(1)	(2)	—	—
Other	—	—	—	—
	$505	$3	$5	$(1)
Capital Expenditures:
North America	$77	$6	$1	$—	$84
Europe Europe	6	—	—	—	6
Other	—	—	—	—	—
	$83	$6	$1	$—	$90
Depreciation and Amortization:
North America	$376	$15	$2	$—	$393
Europe Europe	41	1	—	—	42
Other	—	—	—	—	—
	$417	$16	$2	$—	$435

Revenue and Adjusted OIBDA for the six months ended June 30, 2003 include $294 million of termination revenue related to XO (See Note 4).

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Identifiable Assets
June 30, 2004
North America	$5,046	$536	$76	$979	$6,637
Europe	863	130	—	43	1,036
Other	—	10	—	5	15
	$5,909	$676	$76	$1,027	$7,688
December 31, 2003
North America	$5,215	$690	$78	$1,234	$7,217
Europe	884	149	—	30	1,063
Other	—	13	—	—	13
	$6,099	$852	$78	$1,264	$8,293
Long-Lived Assets (excluding Goodwill)
June 30, 2004
North America	$5,018	$110	$57	$—	$5,185
Europe	806	1	—	—	807
Other	—	—	—	—	—
	$5,824	$111	$57	$—	$5,992
December 31, 2003
North America	$5,028	$119	$60	$2	$5,209
Europe	858	2	—	—	860
Other	—	—	—	—	—
	$5,886	$121	$60	$2	$6,069
Goodwill
June 30, 2004
North America	$71	$207	$—	$—	$278
Europe	—	—	—	—	—
	$71	$207	$—	$—	$278
December 31, 2003
North America	$71	$207	$—	$—	$278
Europe	—	—	—	—	—
	$71	$207	$—	$—	$278

Revenues by service type for the Company’s communications segment follows:

	Services
(dollars in millions)	Transport and Infrastructure	Softswitch	IP & Data	Reciprocal Compensation	Total

Communications Revenue

Three Months Ended June 30, 2004
North America	$98	$146	$87	$26	$357
Europe	20	—	14	—	34
Other	—	—	—	—	—
	$118	$146	$101	$26	$391

Six Months Ended June 30, 2004
North America	$200	$287	$175	$49	$711
Europe	40	—	29	—	69
Other	—	—	—	—	—
	$240	$287	$204	$49	$780

Three Months Ended June 30, 2003
North America	$94	$171	$90	$38	$393
Europe	20	—	17	—	37
Other	—	—	—	—	—
	$114	$171	$107	$38	$430

Six Months Ended June 30, 2003
North America	$505	$324	$158	$79	$1,066
Europe	37	—	31	—	68
Other	—	—	1	—	1
	$542	$324	$190	$79	$1,135

Transport and Infrastructure for the six months ended June 30, 2003 include $294 million of termination revenue related to XO (See Note 4).

The majority of North American revenue consists of services and products delivered within the United States.  The majority of European revenue consists of services and products delivered primarily within the United Kingdom, but also include France and Germany, as well as transoceanic revenue.

Product information for the Company’s information services segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Services Revenue
(i)Structure:
Outsourcing	$16	$20	$38	$40
Systems Integration	—	1	—	2
Software Spectrum	—	2	1	5
	16	23	39	47
Software Sales Revenue
Software Spectrum	487	468	958	950
	$503	$491	$997	$997

The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the three and six months ended June 30, 2004 and 2003:

(dollars in millions)	Communications	Information Services	Coal Mining	Other

Three Months Ended June 30, 2004

Net Income (Loss)	$(66)	$1	$4	$(2)
Income Tax Expense	—	1	—	—
Total Other (Income) Expense	(33)	1	—	1
Operating Income (Loss)	(99)	3	4	(1)
Depreciation and Amortization Expense	169	7	1	—
Non-Cash Compensation Expense	9	1	—	—
Adjusted OIBDA	$79	$11	$5	$(1)

Six Months Ended June 30, 2004

Net Income (Loss)	$(241)	$6	$4	$21
Income Tax Expense	—	1	1	—
Total Other (Income) Expense	78	—	—	(23)
Operating Income (Loss)	(163)	7	5	(2)
Depreciation and Amortization Expense	340	14	2	—
Non-Cash Compensation Expense	18	1	—	—
Adjusted OIBDA	$195	$22	$7	$(2)

Three Months Ended June 30, 2003

Net Income (Loss)	$(556)	$9	$23	$62
Income (Loss) from Discontinued Operations	(3)	9	—	—
Total Other Income (Expense)	426	(28)	(21)	(63)
Operating Income Loss)	(133)	(10)	2	(1)
Depreciation and Amortization Expense	218	9	1	—
Non-Cash Compensation Expense	24	1	—	—
Adjusted OIBDA	$109	$—	$3	$(1)

(dollars in millions)	Communications	Information Services	Coal Mining	Other

Six Months Ended June 30, 2003

Net Income (Loss)	$(607)	$29	$48	$187
Income (Loss) from Discontinued Operations	(5)	7	—	—
Cumulative Effect of Change in Accounting Principle	—	—	(5)	—
Total Other Income (Expense)	655	(52)	(40)	(188)
Operating Income (Loss)	43	(16)	3	(1)
Depreciation and Amortization Expense	417	16	2	—
Non-Cash Compensation Expense	45	3	—	—
Adjusted OIBDA	$505	$3	$5	$(1)

13.  Related Party Transactions

Peter Kiewit Sons’, Inc. (“PKS”) acted as the general contractor on projects for the Company in 2003.  PKS provided $4 million of construction services related to these projects in the first six months of 2003.

Level 3 also receives certain mine management services from PKS.  The expense for these services was $2 million and $3 million for the three and six months ended June 30, 2004, respectively, and is recorded in selling, general and administrative expenses.  The expense for these services was $1 million for both the three and six months ended June 30, 2003.  As of June 30, 2004, the Company owed less than $2 million for the second quarter mine management services.

RCN, an equity method investee, purchased $2 million and $3 million of telecommunications and information services outsourcing services from the Company for the three and six months ended June 30, 2004, respectively.  RCN purchased less than $1 million and $1 million of telecommunications and information services from the Company for the three and six months ended June 30, 2003.  At June 30, 2004, RCN owed Level 3 approximately $2 million for costs associated with communications joint build projects and outsourcing services.  RCN and the Company are currently negotiating a settlement of this receivable.

14.  Other Matters

In January 2004, the Company sold its remaining shares in Commonwealth Telephone for $41 million in cash, resulting in a gain of approximately $23 million.  Prior to the sale, due to the recapitalization of Commonwealth Telephone common stock in September 2003 that reduced the Company’s voting interest from 29% to 4.6%, the Company accounted for its investment in Commonwealth Telephone as a marketable equity security available for sale and, accordingly, reflected the Commonwealth Telephone shares at their fair market value of $42 million at December 31, 2003 on the consolidated balance sheet.

In May 2004, the Company entered into a termination agreement with KMC for the contract assumed in the settlement with Allegiance.  The settlement agreement with KMC requires Level 3 to pay KMC approximately $10 million in eight consecutive monthly installments beginning in May 2004, reduces the average service charge paid to KMC and allows Level 3 to terminate the contract early.  Effective in the second quarter of 2004, the Company is recognizing the termination fee as cost of revenue over the estimated period in which Level 3 migrates the traffic from KMC assets to the Level 3 network.

On November 19, 2002, Gary Haegle commenced a shareholder’s derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegle v. Scott, et al., (Index No. 02-CV-0196).  The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons’, Inc.  The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company’s fiber optic cable network and manages the Company’s mine properties.  The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability.  In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses.  The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief.  The defendants filed a motion to dismiss, which was denied by the court in early October 2003.  Subsequently, the Board of Directors of the Company appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of the Company.  In addition, the Company filed a motion to stay all proceedings in the case, including all discovery, for a period of six months to enable the Special Litigation Committee to complete its evaluation.  This motion was granted by the Court.  As a result, all proceedings in this case were stayed until June 17, 2004.  At the request of the Special Litigation Committee, the Company asked for and the Court granted an extension of the stay to permit the Special Litigation Committee until early August to complete its investigation and submit its report.  On August 2, 2004, the Special Litigation Committee delivered its report in which it concluded that it is not in the best interests of either the Company or its stockholders to pursue any of the claims the plaintiff asserted in the Complaint.  The Company anticipates that it will take its next actions in the litigation based on the Special Litigation Committee’s report within the coming weeks.  Although it remains too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management continues to believe that there are substantial defenses to the claims asserted in this action, and intends to defend them vigorously.

The Company and its subsidiaries are parties to many other legal proceedings.  Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could impact future cash flows.

It is customary in Level 3’s industries to use various financial instruments in the normal course of business.  These instruments include items such as letters of credit.  Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions.  As of June 30, 2004, Level 3 had outstanding letters of credit of approximately $28 million.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements (including the notes thereto), included elsewhere herein and the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Level 3 Communications, Inc. is primarily engaged in the communications and information services businesses, with additional operations in coal mining.  The Company is a facilities based provider of a broad range of integrated communications services including voice, private line, wavelengths, colocation, Internet access, managed modem, data services and dark fiber.  Revenue is recognized on a monthly basis as these services are provided.  For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of up to 20 years.  In these situations, Level 3 will defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract.

Management of Level 3 believes that growth in recurring revenue is critical to the long-term success of the communications business.  The Company must continue to increase revenue from its existing services in the Transport & Infrastructure, Softswitch and IP & Data services business units, as well as develop new services using Level 3’s IP-based network and technologies including those acquired in the Telverse transaction and its existing softswitch technology.  These new services include Voice-over-IP, local transport services, lower speed data services and IP-VPNs.

The Company and some of its customers are seeing an acceleration of the trend away from narrow band dial-up services to higher speed broadband services.  This trend is expected to result in declines in managed modem and reciprocal compensation revenue in the future.  These declines are expected to be mitigated by additional revenue from the Company’s other products.

The Company continues to experience pricing pressures on several of its services.  The emergence of several companies from bankruptcy protection and competition from other distressed carriers has resulted in a difficult and competitive operating environment.  The Company does not expect this environment to change significantly until the industry consolidates.  The Company believes that its strong financial position and suite of existing services and new service offerings, which target a larger addressable market for communications services, will enable it to grow regardless of whether the operating environment in the communications industry improves from current conditions.

Management focuses on Adjusted OIBDA, cash flows from operating activities and capital expenditures to assess the operating performance of the businesses.  Management believes that Adjusted OIBDA, when viewed over time, reflects the operating trend and performance of its communications business.  Adjusted OIBDA, or similar measures, is also a measure of performance used by Level 3’s competitors and is used by management in evaluating relative performance.  Management believes that cash flows from operating activities is also a measure of operating performance, but in addition measures the generation of cash from or use of cash for working capital purposes which is important as the Company monitors and maintains its liquidity (particularly accounts receivable, accounts payable and deferred revenue).  The Company is focusing its attention on profitably growing revenue through existing services and new service development efforts, managing working capital and making certain its capital expenditures are made primarily for activities that directly generate revenue.  The Company was able to repay in full amounts borrowed under the Senior Secured Credit Facility in 2003. As a result, the Company does not have any significant principal amounts due on its outstanding debt (excluding capitalized leases and mortgages) until 2008 and can focus its efforts and resources on growing communications revenue.

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

In order to achieve a desired return on invested capital, management of the information services business focuses on the Adjusted OIBDA and operating cash flow metrics to assess the overall operating performance of the information services business.  Specifically, for the (i)Structure business, Adjusted OIBDA reflects the operating results of the business and viewed in conjunction with capital expenditures required to support existing and new customer contracts, provide management visibility to the financial condition and operating performance of the business.  For the Software Spectrum business, management focuses on Adjusted OIBDA and cash flow from operating activities, including changes in working capital accounts, to assess the financial condition and operating performance of the business.  Software Spectrum’s working capital requirements are determined primarily by changes in its accounts receivable and accounts payable balances.  Management is focusing its attention on minimizing working capital requirements by lowering its “days sales outstanding” metric through consistent collection procedures.  Management expects working capital requirements for the Software Spectrum business to decline in the future as software publishers continue to adopt the “net” agency licensing model described above.

Level 3, through its two 50% owned joint venture surface mines in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities.  The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered.  Revenue under these and other contracts is recognized when coal is shipped to the customer.

Results of Operations 2004 vs. 2003

Revenue for the periods ended June 30, is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Communications	$391	$430	$780	$1,135
Information Services	503	491	997	997
Coal Mining	24	16	40	32
	$918	$937	$1,817	$2,164

Communications revenue is classified into two categories, services revenue and reciprocal compensation.  The Company further segregates services revenue into three separate business units: 1) Transport & Infrastructure services (including private line, wavelength, transoceanic, dark fiber and colocation services), 2) Softswitch services (including managed modem and voice services), and 3) IP & Data services (including IP-VPN, Internet Protocol, data, DSL aggregation and security services).  Revenue attributable to these business units are identified in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Services:
Transport & Infrastructure	$118	$114	$240	$542
Softswitch	146	171	287	324
IP & Data	101	107	204	190
Total Services Revenue	365	392	731	1,056
Reciprocal Compensation	26	38	49	79
Total Communications Revenue	$391	$430	$780	$1,135

Transport & Infrastructure revenue in the second quarter of 2004 increased slightly from the same period in 2003.  Included in revenue was $2 million and $7 million of termination revenue for the three months ended June 30, 2004 and 2003, respectively.  Excluding termination revenue, the increase in Transport & Infrastructure revenue is attributable to increases in private line, wavelength and colocation revenues.

When compared with the results for the six months ended June 30, 2003, revenues attributable to this business unit for the six months ended June 30, 2004 declined significantly, primarily as a result of the recognition of $333 million of termination revenue in 2003 versus only $9 million in 2004.  In 2003, an amended IRU agreement originally executed in 1998 with XO Communications resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any incremental cash benefit to the Company.  Level 3 expects to recognize termination and settlement revenue in the future as customers desire to renegotiate contracts or are required to terminate service.  However, the Company is not able to estimate the value of these types of transactions until they occur.  Excluding termination revenue, Transport & Infrastructure revenue increased due to higher private line, wavelength and colocation revenues.

Softswitch revenue for the three and six months ended June 30, 2004 declined 15% and 11%, respectively, from the same periods in 2003.  The declines in Softswitch revenue is primarily due to price declines in services provided to America Online and other managed modem customers.  Partially offsetting the price declines was an increase in usage and is primarily attributable to the acquisition of certain ICG customer contracts at the beginning of the second quarter of 2004.  In addition, revenue attributable to the Company’s wholesale voice services (which includes voice termination, local inbound and toll free services) also increased for both the three and six months ended June 30, 2004 compared to the same periods in 2003.  The

Company expects voice revenue to continue to increase in future periods as a result of the introduction of new voice products in 2003 and 2004.

Level 3’s largest managed modem customer, America Online, has informed the Company that it will reduce its overall purchases of fixed service ports for its U.S. dial-up network.  America Online will reduce the number of ports it purchases from Level 3 by approximately one-third beginning in the third quarter of 2004.  In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions which would have the effect of lowering revenue.  As a result of recent price concessions to America Online, the market-pricing provisions of these contracts are not expected to be enforced until at least April 2005 for a portion of the ports and January 2006 for the remaining ports. The contract with America Online continues to contain pricing provisions whereby Level 3 is obligated to provide America Online a reduced price per port rate if Level 3 offers a third party better pricing for a lower volume of comparable services.  The Company expects managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and continued pricing pressures.  These declines are expected to be more gradual, as compared to reductions expected with America Online in 2004, and generally in line with overall market subscriber and pricing declines.  Level 3 may mitigate this decline by increasing traffic on its network and gaining market share in the managed modem business.

IP & Data services revenue declined in the second quarter of 2004 compared to the second quarter of 2003 as a result of a reduction in high speed Internet revenue, which is due to price declines for the service provided partially offset by unit growth, and increases in revenue attributable to DSL aggregation and IP-VPN services.  For the full six months of 2004, IP & Data revenue increased compared to the same period in 2003.  Growth in DSL aggregation, low speed Internet and IP-VPN revenue, and the inclusion of Genuity’s results for the full period, were partially offset by a decline in high speed Internet services.

The Company’s DSL aggregation services are primarily provided to Verizon through a contract obtained in the Genuity transaction.  This contract expires at the end of the first quarter of 2005. If Verizon transfers this traffic to its network in 2005, the reduction in DSL aggregation services revenue could represent a low single-digit percentage range decline in Level 3's communication revenue in 2005.

Reciprocal compensation revenue for the three and six months ended June 30, 2004 declined compared to the same periods in 2003 and is primarily attributable to lower reciprocal compensation rates.  Certain interconnection agreements with carriers have expired.  In situations where interconnection agreements are not renewed, the Federal Communications Commission (“FCC”) has stated that the parties involved must follow FCC rules with respect to reciprocal compensation for traffic destined for ISPs.  These rules may limit the amount of, and growth in, annual billable minutes, and may also require the use of FCC rates with respect to ISP-bound traffic.  The amount of billable minutes allowed by the FCC has historically been below those billed by the Company, and the rates and compensation structure adopted by the FCC may result in reduced per-minute-of-use compensation.  To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

Level 3 receives reciprocal compensation from a limited number of carriers and is currently negotiating new interconnection agreements with several of its primary reciprocal compensation customers.  During these negotiations, Level 3 continues to bill the customers at previously contracted amounts, but is recognizing revenue at the FCC mandated rates.  If the terms of the final contracts result in an interconnection rate higher than the FCC rate, Level 3 will recognize the incremental reciprocal compensation revenue at that time.  During the second quarter of 2004, the Company and BellSouth finalized a new interconnection agreement, which resulted in the Company recognizing approximately $10 million of reciprocal compensation revenue in the quarter, which represents the substantial portion of the revenue to be recognized in 2004 under this agreement.  Given this arrangement, Level 3 expects to receive reciprocal compensation revenue from BellSouth over the three year term of the agreement.  The agreement also contains provisions which limit the quantity of annual billable minutes on which Level 3 can earn reciprocal compensation revenue.  As of June 30 2004, BellSouth had met most of these limits.

Information services revenue increased slightly from the second quarter of 2003 compared to the same period in 2004 primarily as a result of increased customer spending on business software, which is part of the increased information technology spending throughout the United States that the Company and the IT industry began to experience in the fourth quarter of 2003.  Partially offsetting the increase in spending was an increase in sales under software publishers’ new “net” licensing programs that result in only a service fee being recognized as revenue, rather than the selling price of the software.  The software reseller industry is seasonal, with revenue and Adjusted OIBDA typically being higher in the second and fourth quarters of the Company’s fiscal year.  Revenue from the Software Spectrum business increased from $470 million in the first three months of 2003 to $487 million in the first three months of 2004.  Software Spectrum has experienced an increase in sales under Microsoft’s 6.0 licensing program and similar programs offered by other software publishers.  Under these programs, new enterprise-wide licensing arrangements will be priced, billed and collected directly by the software publishers. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from publishers for these activities.  The Company will recognize the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $18 million and $12 million of revenue attributable to these types of contracts in the second quarter of 2004 and 2003, respectively.  The estimated selling price of the software sold under these agreements was $338 million and $214 million for the corresponding periods.

If Microsoft and the other publishers are successful in implementing these licensing programs, it will result in a significant decline in the amount of information services revenue recognized by the Company.  The decline in revenue is not expected to have a meaningful affect on operating income (loss), as the Company should experience a corresponding decline in cost of revenue.

Revenue attributable to (i)Structure’s business decreased from $21 million in the second quarter of 2003 to $16 million in the second quarter of 2004.  This decline is primarily a result of the termination of two contracts in the first quarter of 2004 and the decision to wind down the systems integration business.  In the second quarter of 2003, the Company notified its systems integration customers and employees that it would honor its existing contracts. However, once these contracts expired, the Company would no longer provide systems integration services.  The existing contracts expired primarily in the second and third quarters of 2003.

Information services revenue was flat at $997 million for the six month periods ending June 30, 2004 and 2003.  A slight increase in Software Spectrum revenue, due to the same factors described above for the three month periods, was offset by a corresponding decline in (i)Structure’s revenue.  For the six months ended June 30, 2004, (i)Structure’s revenue decreased to $38 million from $42 million in the same period in 2003.  The declines in system integration revenue and revenues attributable to the two outsourcing contracts terminated in the first quarter of 2004, were partially offset by termination revenue of $4 million from these two customers also recognized in the first quarter of 2004.

Coal mining revenue increased to $24 million in the second quarter of 2004 compared to $16 million in the second quarter of 2003. For the six months ended June 30, 2004, coal revenue was $40 million compared to $32 million in the same period in 2003.  Coal contracts with major customers include minimum annual delivery commitments.  The timing of the delivery of the coal during the year is largely dependent on the requirements of the customer.  In the second quarter of 2004, one of these major customers took a disproportionately large share of its annual commitment.  In 2003, the same customer deferred portions of its commitment until the second half of the year.  The Company expects the customers to fulfill their contractual obligations in the second half of 2004.

Cost of Revenue for the second quarter 2004 was $591 million compared to $567 million for the second quarter 2003.  Overall the cost of revenue for the communications business, as a percentage of revenue, increased significantly from 24% during the quarter ended June 30, 2003 to 30% during the same period of 2004. This increase is primarily attributable to the expected costs associated with the ICG, KMC and Allegiance transactions completed in the second quarter of 2004.  In addition, the completion of the Genuity migration in the second quarter of 2004 resulted in additional network costs. The Genuity integration is substantially complete and as a result, any additional incremental costs associated with this transaction are not expected to be significant.  The Company expects the cost of revenue associated with the migration of ICG, Allegiance and KMC traffic  to decrease in the third and fourth quarters of 2004.

The cost of revenue, as a percentage of revenue for the six months ended June 30, 2004 and 2003 was 26% and 17%, respectively. In the first quarter of 2003, the Company recognized $326 million of settlement and termination revenue, primarily related to XO Communications.  The recognition of this revenue, with no corresponding cost of revenue, resulted in the lower cost of revenue as a percentage of revenue in 2003.

The cost of revenue for the information services businesses, as a percentage of its revenue, was 90% for the second quarter of 2004 down from 92% in the same period in 2003. This decrease is attributable to an increase in sales under new licensing programs implemented by software publishers for which the cost of revenue is minimal. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results.  In the second quarter of 2004 and 2003, Software Spectrum earned approximately $12 million and $11 million, respectively, in rebates which reduced cost of revenue.  Cost of revenue, as a percentage of revenue, for the outsourcing business remained consistent for the three month periods ending June 30, 2004 and 2003.

For the six month periods ending June 30, 2004 and 2003, the cost of revenue, as a percentage of revenue, for the information services business was 91% and 92%, respectively.  The increase in sales under the agency type licensing programs resulted in the lower cost of revenue percentage in 2004.

The cost of revenue, as a percentage of revenue, for the coal mining business for the three and six months ended June 30, 2004 decreased as a result of the additional coal shipped in the second quarter of 2004 compared to the same periods in 2003.

Depreciation and Amortization expenses for the quarter were $177 million, a 22% decrease from the first quarter 2003 depreciation and amortization expenses of $228 million. This decrease is primarily attributable to shorter-lived assets becoming fully depreciated in 2003 and 2004 partially offset by the amortization expense attributable to the intangible assets obtained in the ICG transaction, completed in April 2004.

Depreciation and amortization expenses for the six months ending June 30, 2004 and 2003 were $356 million and $435 million, respectively.  This decrease is mainly attributable to shorter-lived assets becoming fully depreciated in 2003 and 2004.

Selling, General and Administrative expenses were $243 million in the three months ended June 30, 2004, a 12% decrease from the second quarter 2003 selling, general and administrative expenses of $275 million.  This decrease is primarily a result of the synergies realized from the Genuity transaction in the second half of 2003 as well as declines in non-cash compensation expense.  The acquisition of Genuity in February 2003, initially resulted in higher compensation, training, contract maintenance and facilities expenses to the Company.  Throughout 2003, the Company was able to incorporate much of Genuity’s operations into its existing support infrastructure and thus was able to reduce the incremental workforce and dispose of excess facilities.  Declines in bad debt expense, and advertising and marketing expenses also contributed to the decline in selling, general and administrative expenses for the three months ended June 30, 2004. The Company received final assessments from several tax jurisdictions in the second quarter of 2004 for property taxes accrued in 2003.  These assessments were lower than the Company had estimated and as a result, it reduced selling, general and administrative expenses by $4 million in the second quarter of 2004.  A similar adjustment of $8 million was made during the same period in 2003.  Included in operating expenses for the three months ended June 30, 2004 and 2003, were $10 million and $25 million, respectively, of stock-based compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs.  The decrease in stock-based compensation expense is attributable to the decline in the fair value of grants distributed to eligible employees.

The Company expects stock-based compensation expenses to increase slightly in the second half of 2004 as the Company’s stockholders approved a proposal at the Company’s 2004 annual meeting for the reservation of additional shares of common stock under the Company’s 1995 Stock Plan.  The Company expects to make larger grants under its stock-based compensation programs as compared to grants made since August 2002, which would result in additional stock-based compensation expenses.  The Company expects other selling, general and administrative expenses to increase in the third quarter as a result of the costs associated with planned sales, marketing and advertising activities and new product development efforts.

For the six months ended June 30, 2004 and 2003, selling, general and administrative expense were $478 million and $545 million, respectively.  The factors described above, primarily the acquisition and integration of Genuity and reduced stock-based compensation, resulted in the decrease in selling, general and administrative expenses in 2004.

Restructuring Charges were less than $1 million and $2 million for the three and six months ended June 30, 2004, respectively, and are attributable to the continued consolidation of Software Spectrum’s European operations as well as additional workforce reductions announced in the first quarter of 2004.  Restructuring charges were $9 million and $20 million for the three and six months ended June 30, 2003, respectively, and were primarily attributable to the integration of Genuity’s operations with those of Level 3 and workforce reductions in the Company’s European communications business.

Adjusted OIBDA, as defined by the Company, consists of income (loss) from operations before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated statements of operations and (3) non-cash impairment costs included within restructuring and impairment expenses on the consolidated statements of operations.  The Company excludes stock based compensation due to its adoption of the expense recognition provisions of SFAS No. 123.  Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications.  It is also a commonly used indicator in the communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric “EBITDA”, and is not recognized under Generally Accepted Accounting Principles, but is used by management to assess segment results and allocate resources.

Adjusted OIBDA for the communications business decreased to $79 million in the second quarter of 2004 from $109 million for the same period in 2003.  This decrease was primarily due to the decline in Softswitch and reciprocal compensation revenue, and the incremental network costs incurred in the ICG, KMC and Allegiance transactions as discussed above.  These items were partially offset by a $20 million decline in selling, general and administrative expenses.

For the six months ended June 30, 2004, Adjusted OIBDA for the communications business was $195 million compared to $505 million in the same period of 2003.  This decline was predominately due to the $333 million of termination and settlement revenue recognized by the Company in 2003 versus only $9 million in 2004 and the increase in cost of revenue noted above.  Partially offsetting these unfavorable changes was a decline in operating expenses in 2004.  Adjusted OIBDA is expected to improve in the third quarter of 2004 primarily as a result of an expected increase in revenue and lower network expenses associated with the ICG, KMC and Allegiance transactions.

The operations of the information services business resulted in Adjusted OIBDA of $11 million for the three months ended June 30, 2004 versus less than $1 million for the same period in 2003.  Lower costs of revenue on software sales were partially offset by a slight increase in selling, general and administrative expenses for Software Spectrum.  For the (i)Structure business, lower overhead and restructuring costs in 2004 were partially offset by higher cost of revenue.

Adjusted OIBDA for the six months ended June 30, 2004 for the information services business was $22 million compared to $3 million for the six months ended June 30, 2003.  Adjusted OIBDA for the (i)Structure business increased significantly in 2004 as a result of the restructuring activities recorded in 2003 and $4 million of termination revenue recognized in the first quarter of 2004.  Adjusted OIBDA for Software Spectrum increased for the six months ended June 30, 2004 as compared to the same period in 2003 for the same reasons as described for the three month periods above.

Adjusted OIBDA for the Company’s coal and other businesses for the three and six months ended June 30, 2004 was $4 million and $5 million, respectively.  In 2003, Adjusted OIBDA was $2 million and $4 million for the corresponding periods. The increase in both periods is attributable to the additional coal taken by a significant customer in 2004.   In 2003, delivery of the required tonnage was deferred by the customer until the second half of the year.

Interest Income was $3 million and $6 million for the three and six months ended June 30, 2004, respectively, declining from $5 million and $10 million for the same periods in 2003.  Interest income declined in 2004 compared to 2003 due to a decrease in the average portfolio balance offset slightly by an increase in the weighted average interest rate earned on the portfolio.

During the second quarter of 2004, the Company elected to take advantage of the yield curve and purchase longer-term government securities.  The maturity dates on the U.S. government securities range from August 2004 through March 2006.  The Company intends to hold these securities until they mature.

Interest Expense, net decreased by $9 million to $118 million during the second quarter of 2004 primarily as a result of the reduction of debt related to the extinguishment of the Allegiance capital lease obligation during the second quarter.  Interest expense for the six months ended June 30, 2004 was $245 million compared to $283 million for the same period in 2003.  Interest expense decreased primarily as a result of the repayment of the $1.125 billion Senior Secured Credit Facility during the fourth quarter of 2003, the conversion of $480 million of Junior Convertible Subordinated Notes into Level 3 common stock in the second quarter of 2003 and the extinguishment of the Allegiance capital lease obligation noted above.  This decrease was partially offset by the issuance of $374 million of 2.875% Convertible Senior Notes due 2010 in the third quarter of 2003 and the issuance of $500 million of 10.75% Senior Notes due 2011 and $208 million of 9% Convertible Senior Discount Notes due 2013 in the fourth quarter of 2003.

Other, net increased to a gain of $146 million in the second quarter of 2004 as a result of the gain recognized on the extinguishment of the Allegiance capital lease obligation.  For the corresponding period in 2003, other, net is primarily comprised of induced conversion expenses of $190 million incurred to convert the 9% Junior Convertible Subordinated Notes to equity.

Other, net was a gain of $184 million and a loss of $102 million for the six months ended June 30, 2004 and 2003, respectively.  In addition to the item described above, the Company recognized a gain of $23 million on the sale of Commonwealth Telephone common stock and $8 million from gains on sale of excess communications assets during the first quarter of 2004.  In the first quarter of 2003, the Company recorded a gain of $70 million from the sale of “91 Express Lanes” toll road.

Income Tax Expense for the first six months of 2004 was $2 million compared to zero for the same period in 2003.  The expense is attributable to state income taxes for the coal business and foreign jurisdictions of the Software Spectrum business.

Loss from Discontinued Operations was $6 million and $2 million for the three and six months ended June 30, 2003, respectively, and are attributable to the information service’s contact services business and the MFON business, both of which were sold in 2003.  The loss in the second quarter of 2003 includes a loss of $9 million on the sale of the contact services business offset by $3 million of operating income from the MFON business recorded as discontinued operations.

Cumulative Effect of Change in Accounting Principle of $5 million resulted from the adoption of SFAS No. 143 as of January 1, 2003.  The $5 million reflects the net change in the previously accrued reclamation liability attributable to the Company’s coal operations.

Financial Condition—June 30, 2004

Cash flows provided by (used in) continuing operations for the six months ended June 30 are as follows (dollars in millions):

	Six Months Ended June 30,
	2004	2003

Communications**	$(51)	$(105)
Information Services	22	13
Other	(8)	(3)
Total	$(37)	$(95)

** Includes interest expense, net of interest income

The increase in operating cash flows for the communications business was attributable to improved operating results and reduced use of cash for accounts receivable in 2004.  The Company’s contractual terms and conditions permit Level 3 to bill the customer at the beginning of the service period. The vast majority of customer contracts acquired in the Genuity transaction require billings to be made at the end of the service period, or in arrears.  As a result, the receivables for the communications business increased significantly at June 30, 2003 as compared to the receivable balance at December 31, 2002.  Accounts receivable for the communications business increased during the second quarter of 2004 as a result of the ICG transaction and an increase in receivables attributable to reciprocal compensation revenue.

For the information services business, an increase in Adjusted OIBDA resulted in the improved cash flow results.  The net fluctuations in working capital items, specifically, the changes in accounts receivable, accounts payable, other current assets and deferred revenue, did not vary significantly from period to period.

The decline in operating cash flows for the other businesses is primarily attributable to the payment of state tax obligations in 2004 for which liabilities had previously been recorded.

Investing activities in 2004 include $410 million used to purchase marketable securities, $118 million used for gross capital expenditures, primarily in the communications business, and $25 million for the acquisition of ICG’s wholesale dial access business.   Partially offsetting these activities were $41 million and $16 million of proceeds from the sale of Commonwealth Telephone and property, plant and equipment, respectively, in the first six months of 2004.  In addition, the Company was able to reduce its restricted securities by approximately $21 million during 2004, primarily through negotiations with is financial institutions.  For the first six months of 2003 Level 3 used $144 million to purchase substantially all the assets of Genuity and $90 million for gross capital expenditures.  The Company also received cash proceeds in 2003 of $46 million from the sale of the “91 Express Lanes” and $21 million from the sale of property, plant and equipment and other assets in 2003.

Financing activities in 2004 and 2003 consisted primarily of payments of $76 million and $14 million, respectively, on capitalized leases assumed in the Genuity transaction and payments for its GMAC commercial mortgage and other debt.  In addition, the Company received $3 million of proceeds from the exercise of stock options in 2003.  The Company’s current portion of long term debt increased in the second quarter of 2004 as the remaining balance of the GMAC commercial mortgage is due on June 30, 2005.

Software Spectrum sold its contact services business in 2003.  The contact services business provided $16 million of cash for the first six months of 2003, including $8 million of proceeds from the sale of the business.  The remaining $5 million of cash flows from discontinued operations in 2003 was attributable to the MFON business acquired in the Genuity transaction and sold in the fourth quarter of 2003.

Liquidity and Capital Resources

The Company provides a broad range of integrated communications services as a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services).  The Company has created, through a combination of construction, purchases and, to a lesser extent, leasing of facilities and other assets, an advanced, international, end-to-end, facilities-based communications network.  The Company has designed its network based on optical and Internet Protocol technologies in order to leverage the efficiencies of these technologies to provide lower cost communications services.

The further development of the communications business will continue to require significant expenditures, including new service development costs.  These expenditures may result in negative operating cash flow and net operating losses for the Company in the near future. The Company’s expenditures will be primarily attributable to operating expenses, capital expenditures and interest payments.  The Company expects base capital expenditures (capital required to keep the network operating efficiently) to be approximately $100 million in 2004.  The majority of the Company’s ongoing capital expenditures are expected to be success-based, which are tied to incremental revenue.  The Company expects success-based capital expenditures to increase in 2004 as a result of new government contracts awarded in 2003.  In 2004, the Company expects to pay in cash, based on debt levels at June 30, 2004, $406 million of interest expense.

Level 3 has approximately $957 million of cash and marketable securities on hand at June 30, 2004.  During the second quarter of 2004, the Company purchased longer-term U.S. government securities to take advantage of the yield curve.  As a result, the Company reflected $221 million and $189 million of marketable securities as current and noncurrent assets, respectively, on the June 30, 2004 consolidated balance sheet.  Based on information available at this time, management of the Company believes that the Company’s current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.

The Company estimates that its current liquidity and cash flows provided by operating activities will be sufficient to operate the business and will not require additional sources of financing.  Cash flows from operating activities will fluctuate in 2004 and will be a function of revenue growth from existing and new services, the Company’s management of network, selling, general and administrative, and capital expenditures, fluctuations in working capital and expected improvements in the operating performance of Software Spectrum due to the restructuring efforts made in 2003.  The Company’s previous debt and equity offerings have given the Company the ability to develop its business.  However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future.  In order to pursue these possible opportunities and provide additional flexibility to fund its business the Company, in January 2001, filed a “universal” shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $2.3 billion of additional securities to fund its business, although there can be no assurance that the Company could raise such amounts on acceptable terms or at the time the funding is necessary.

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

In April 2004, Level 3 and Allegiance agreed to terminate an agreement whereby Level 3 leased managed modem ports from Allegiance.  Level 3 recorded this agreement as a capitalized lease and the $54 million paid to terminate the contract and the liabilities assumed were significantly below the carrying value of the obligation and related assets and resulted in a gain of $147 million on the extinguishment of debt.

Current economic conditions of the telecommunications and information services industry, combined with Level 3’s financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices in addition to the ICG transaction described below.  Level 3 continues to evaluate these opportunities and could make additional acquisitions in 2004.

On April 1, 2004, the Company acquired the wholesale dial access customer contracts of ICG.  The Company purchased, for approximately $35 million in cash, the customer contracts and related equipment, which provides dial-up Internet access to various large customers and other leading ISPs.  The terms of the agreement required Level 3 to pay $25 million at closing and additional payments of $5 million in each of the third and fourth quarters of 2004, which were accrued as part of the transaction.  On July 1, 2004, the Company paid the first $5 million installment.  The purchase price is subject to post-closing adjustments, but those adjustments are not expected to be material.  Level 3 plans to migrate ICG’s customer traffic onto its own network infrastructure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of June 30, 2004, the Company had borrowed $118 million under a commercial mortgage.  Amounts drawn on the debt instrument bear interest at the alternate base rate or LIBOR rate plus an applicable margin.  As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the mortgage. The interest rate on the remaining variable rate instrument of $118 million at June 30, 2004, was approximately 3.61%.  A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 4.61%) would increase annual interest expense of the Company by approximately $1.2 million.  The commercial mortgage is due on June 30, 2005 limiting the interest rate risk.  At June 30, 2004, the Company had $5.03 billion of fixed rate debt bearing a weighted average interest rate of 9.10%.  A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.  The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash.

The Company’s business plan includes operating a telecommunications network and information services business in Europe.  As of June 30, 2004, the Company had invested significant amounts of capital in the region for its communications business.  The Company issued €800 million (€425 million outstanding at June 30, 2004) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time.  As of June 30, 2004, the Company held enough foreign denominated currency to fund its immediate working capital obligations and interest payments on its Euro denominated debt for the next 18 months.  The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. Foreign exchange rate fluctuations in 2004 have not had a material effect on Level 3’s results of operations and financial position. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur.  Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.  Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls.  There was no change in Level 3’s internal controls over financial reporting that have occurred during the second quarter 2004 that has materially affected or is reasonably likely to materially affect, Level 3’s internal controls over financial reporting.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 18, 2004 the following matters were submitted to a vote:

1.                                 Election of three Class I Directors to the Board of Directors of Level 3 for a three-year term until the 2007 Annual Meeting of Stockholders:

	In Favor	Withheld
James Q. Crowe	565,674,151	42,085,217
Robert E. Julian	560,406,545	47,352,823
Walter Scott, Jr.	565,029,856	42,729,512

2.                                 To approve an amendment to Level 3’s 1995 Stock Plan to increase the number of shares of Level 3 common stock, par value $.01 per share of Level 3, reserved for issuance under the 1995 Stock Plan by 80,000,000 shares of Level 3 common stock:

Affirmative votes	381,782,442
Negative votes	46,704,833
Abstain	2,537,401
Broker non-vote	176,734,692

Item 6.    Exhibits

(a)                      Exhibits filed as part of this report are listed below.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated: August 9, 2004	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer