Form 10-Q
period 2004-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2004-11-08
CIK 794323

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        The number of shares outstanding of each class of the issuer's common stock, as of November 1, 2004:

Common Stock: 685,444,425 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I—Financial Information
Item 1.	Unaudited Financial Statements:
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Consolidated Statements of Comprehensive Income (Loss)
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)
Revenue:
Communications (Note 4)	$423	$413	$1,203	$1,548
Information Services	392	437	1,389	1,434
Coal Mining	25	24	65	56

Total revenue	840	874	2,657	3,038
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	116	91	316	283
Information Services	353	400	1,257	1,317
Coal Mining	18	18	48	44

Total cost of revenue	487	509	1,621	1,644
Depreciation and amortization	170	210	526	645
Selling, general and administrative	234	250	712	795
Restructuring charges	—	14	2	34

Total costs and expenses	891	983	2,861	3,118

Operating Income (Loss)	(51)	(109)	(204)	(80)
Other Income (Expense):
Interest income	3	5	9	15
Interest expense, net	(120)	(156)	(365)	(439)
Other, net	(3)	(2)	181	(104)

Total other income (expense)	(120)	(153)	(175)	(528)

Loss from Continuing Operations Before Income Tax and Change in Accounting Principle	(171)	(262)	(379)	(608)
Income Tax Benefit (Expense)	—	12	(2)	12

Loss from Continuing Operations	(171)	(250)	(381)	(596)
Income from Discontinued Operations	—	3	—	1

Net Loss Before Change in Accounting Principle	(171)	(247)	(381)	(595)
Cumulative Effect of Change in Accounting Principle	—	—	—	5

Net Loss	$(171)	$(247)	$(381)	$(590)

Earnings (Loss) per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.25)	$(0.38)	$(0.56)	$(1.12)
Income from Discontinued Operations	—	—	—	—
Cumulative Effect of Change in Accounting Principle	—	—	—	0.01

Net Loss	$(0.25)	$(0.38)	$(0.56)	$(1.11)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30, 2004	December 31, 2003
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$467	$1,129
Marketable securities	225	42
Restricted cash	50	74
Receivables, less allowances of $27 and $28, respectively	375	561
Other	115	140

Total Current Assets	1,232	1,946
Property, Plant and Equipment, net	5,402	5,727
Marketable Securities	164	—
Restricted Cash	65	61
Goodwill and Intangibles, net	448	459
Other Assets, net	84	100

	$7,395	$8,293

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(continued)

(unaudited)

	September 30, 2004	December 31, 2003
	(dollars in millions, except per share data)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$431	$651
Current portion of long-term debt	144	125
Accrued payroll and employee benefits	89	135
Accrued interest	97	100
Deferred revenue	158	189
Other	156	231

Total Current Liabilities	1,075	1,431
Long-Term Debt, less current portion	5,032	5,250
Deferred Revenue	984	954
Other Liabilities	463	477
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 683,380,656 outstanding in 2004 and 677,828,634 outstanding in 2003	7	7
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	7,417	7,360
Accumulated other comprehensive loss	(106)	(90)
Accumulated deficit	(7,477)	(7,096)

Total Stockholders' Equity (Deficit)	(159)	181

	$7,395	$8,293

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2004	2003
	(dollars in millions)
Cash Flows from Continuing Operations:
Net loss	$(381)	$(590)
Income from discontinued operations	—	(1)
Cumulative effect of change in accounting principle	—	(5)

Loss from continuing operations	(381)	(596)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Equity earnings, net	—	(3)
Depreciation and amortization	526	645
Induced conversion expense on convertible debt	—	200
Gain on debt extinguishments, net	(147)	(4)
Gain on sale of property, plant and equipment, toll road operations and other assets	(32)	(70)
Non-cash compensation expense attributable to stock awards	29	63
Deferred revenue	—	(349)
Amortization of debt issuance costs	11	38
Accreted interest on long-term discount debt	55	81
Accrued interest on long-term debt	(4)	1
Change in working capital items net of amounts acquired:
Receivables	176	172
Other current assets	32	50
Payables	(204)	(196)
Other liabilities	(112)	(34)
Other	(2)	(3)

Net Cash Used in Continuing Operations	(53)	(5)
Cash Flows from Investing Activities:
Purchase of marketable securities	(410)	—
Proceeds from sale and maturity of marketable securities	61	—
Decrease (increase) in restricted cash and securities, net	20	(9)
Capital expenditures	(202)	(142)
Release of capital expenditure accruals	8	23
ICG acquisition	(30)	—
Genuity transaction	—	(144)
Investments and acquisitions	—	(2)
Proceeds from sale of toll road operations	—	46
Proceeds from sale of property, plant and equipment, and other assets	19	51

Net Cash Used in Investing Activities	$(534)	$(177)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(continued)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$—	$361
Payments on long-term debt, including current portion	(77)	(29)
Proceeds from stock options exercised	—	3

Net Cash Provided by (Used in) Financing Activities	(77)	335
Net Cash Provided by Discontinued Operations	—	17
Effect of Exchange Rates on Cash and Cash Equivalents	2	5

Net Change in Cash and Cash Equivalents	(662)	175
Cash and Cash Equivalents at Beginning of Period	1,129	1,142

Cash and Cash Equivalents at End of Period	$467	$1,317

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$300	$319
Noncash Investing and Financing Activities:
Common stock issued in exchange for long-term debt	$—	$838
Common stock issued for Telverse acquisition	—	29
Accrued interest paid with common stock	—	10
Long-term debt principal retired by issuing common stock	—	657
Settlement of obligation with restricted securities	—	10
Long-term debt extinguished due to sale of toll road operations	—	139

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the nine months ended September 30, 2004

(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(dollars in millions)
Balances at December 31, 2003	$7	$7,360	$(90)	$(7,096)	$181
Common Stock:
Stock plan grants	—	16	—	—	16
Shareworks plan	—	28	—	—	28
401(k) plan	—	13	—	—	13
Net Loss	—	—	—	(381)	(381)
Other Comprehensive Loss	—	—	(16)	—	(16)

Balances at September 30, 2004	$7	$7,417	$(106)	$(7,477)	$(159)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Net Loss	$(171)	$(247)	$(381)	$(590)
Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation adjustments	7	—	—	21
Unrealized holding losses and other arising during period	—	26	(2)	18
Reclassification adjustment for (gains) losses included in net loss	3	—	(14)	(1)

Other Comprehensive Income (Loss), Before Tax	10	26	(16)	38
Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—	—

Other Comprehensive Income (Loss) Net of Taxes	10	26	(16)	38

Comprehensive Loss	$(161)	$(221)	$(397)	$(552)

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

        The consolidated balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 2003 has been taken from the Company's audited statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K, for the year ended December 31, 2003. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

        The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

        Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. In addition, termination revenue is recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet. Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred. Termination/settlement revenue is reported in the same manner as the original product or service provided, and amounted to less than $1 million and $13 million during the three and nine months ended September 30, 2004, respectively, and $10 million and $343 million during the three and nine months ended September 30, 2003, respectively (See Note 4).

        SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived assets and amortized over the useful life of the assets. The Company's coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The net effect of the adoption of SFAS No. 143 to the Company's coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which will be amortized to expense in future years) and was reflected as a cumulative-effect adjustment in the 2003 consolidated statement of operations. Accretion of asset retirement obligation expense of $3 million and $9 million was recorded during the three and nine months ended September 30, 2004, respectively; resulting in total asset retirement obligations for the communications and coal businesses, of $134 million at September 30, 2004. Accretion of asset retirement obligation expense of $1 million and $7 million was recorded during the three and nine months ended September 30, 2003, respectively. There were no material payments or settlements of asset retirement obligations during the three and nine months ended September 30, 2004 and 2003.

        Where appropriate, items within the consolidated financial statements and footnotes have been reclassified from the previous periods to conform to current period presentation.

2. Acquisitions

        On April 1, 2004, the Company acquired the wholesale dial access customer contracts of ICG Communications, Inc. ("ICG"). The Company agreed to pay approximately $35 million in cash to acquire the contracts and related equipment, which provides dial-up Internet access to various large customers and other leading ISPs. The terms of the agreement required Level 3 to pay $25 million at closing and additional payments of $5 million on both July 1, 2004 and October 1, 2004. The purchase price was subject to post-closing adjustments, but those adjustments were not material. Level 3 is migrating the traffic from the customer contracts acquired from ICG onto its own network infrastructure and expects to be substantially complete by the end of 2004.

        The following are the estimated fair value of assets acquired and liabilities assumed in the ICG transaction as of the acquisition date.

(dollars in millions)
Assets:
Other current assets	$2
Identifiable intangibles	37

Total Assets	39
Liabilities:
Other current liabilities	4

Total Liabilities	4

Purchase Price	$35

        On February 4, 2003, Level 3 completed the acquisition of substantially all of the assets and operations of Genuity Inc. ("Genuity"), a Tier 1 Internet Protocol (IP) communications company. The total cash consideration, including transaction costs, was approximately $144 million. The preliminary fair value of the assets acquired and liabilities assumed was subsequently adjusted during the year ended December 31, 2003 based upon settlements between the Genuity Bankruptcy Estate and Level 3 which reduced the purchase price paid by Level 3 by $35 million, as well as increased liabilities by $4 million, which resulted in a decrease to the fair value assigned to the related long-lived assets. The results of operations attributable to the Genuity assets acquired and liabilities assumed are included in the 2003 consolidated financial statements from the date of acquisition.

        The following is unaudited pro-forma financial information of the Company assuming the Genuity transaction occurred at the beginning of the period presented:

Pro-Forma Nine Months Ended September 30, 2003
(dollars in millions, except per share data)
Revenue	$3,106
Loss from Continuing Operations	(599)
Income from Discontinued Operations	2
Cumulative Effect of Change in Accounting Principle	5
Net Loss	(592)
Net Loss per Share	$(1.12)

3. Discontinued Operations

        In December 2003, Level 3 sold Midwest Fiber Optic Network ("MFON") to CenturyTel for approximately $16 million. MFON is a regional communications system located in the midwestern United States and was acquired by Level 3 as part of the Genuity transaction in February 2003.

        The following is the summarized results of operations of the MFON business for the three and nine months ended September 30, 2003 (since acquisition on February 4, 2003).

	Three Months Ended	Nine Months Ended
	September 30, 2003
	(dollars in millions)
Revenue	$5	$12
Costs and Expenses:
Cost of revenue	2	2
Selling, general and administrative	—	2

Total costs and expenses	2	4

Income from Discontinued Operations	$3	$8

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

4. Settlement Revenue

        In February 2003, Level 3 and XO Communications ("XO") amended their 1998 IRU agreement. As part of the 1998 agreement, XO purchased 24 fibers and one empty conduit along Level 3's North American intercity network. The amended agreement, among other things, required XO to return six fibers and the empty conduit to Level 3. In return, Level 3, 1) reduced the annual operations and maintenance charges that XO was required to pay under the original agreement, 2) provided XO an option, expiring July 2007, to acquire a 20 year IRU for a single conduit within or along Level 3's intercity network and 3) provided XO an option to purchase up to 25% of the fiber installed in the next conduit within or along each segment of the intercity network.

        As individual segments were delivered to XO, Level 3 deferred and amortized the revenue attributable to the conduit over the term of the original agreement. As a result of the amended agreement, Level 3 has no further service obligation with respect to the original conduit, and thus recognized $294 million of communications revenue, which was the remaining unamortized deferred revenue from the original sale of the conduit, less the fair values of the operations and maintenance services, and options to purchase fiber and conduit provided by Level 3 under the amended agreement. The values of the services and options to purchase fiber and conduit were determined based on the fair value of similar services and assets.

5. Restructuring and Impairment Charges

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

        For the nine months ended September 30, 2004, the information services business recognized approximately $2 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum announced in 2003. In total, the information services business paid approximately $8 million of costs during the nine months ended September 30, 2004, including $4 million for employee related matters and $4 million in facilities related costs associated with the 2003 and 2004 integration and restructuring actions.

        A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount (in millions)	Amount (in millions)
Balance December 31, 2002	55	$3	$10
2003 Charges	1,717	39	6
2003 Payments	(1,663)	(35)	(4)

Balance December 31, 2003	109	7	12
2004 Charges	80	1	1
2004 Payments	(174)	(7)	(6)

Balance September 30, 2004	15	$1	$7

        Level 3 continues to periodically conduct a comprehensive review of its communications assets, specifically assets deployed along its intercity network and in its gateway facilities. It is possible that communications assets may be identified as impaired and additional impairment charges may be recorded to reflect the realizable value of these assets in future periods.

6. Earnings (Loss) Per Share

        The Company had a loss from continuing operations for the three and nine months ended September 30, 2004 and 2003. Therefore, the dilutive effect of the approximately 64 million and 61 million shares issuable pursuant to convertible subordinated notes at September 30, 2004 and 2003, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the dilutive effect of the approximately 51 million and 52 million options and warrants outstanding at September 30, 2004 and 2003, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

        The following details the earnings per share calculations for the Level 3 common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)
Loss from Continuing Operations	$(171)	$(250)	$(381)	$(596)
Income from Discontinued Operations	—	3	—	1
Cumulative Effect of Change in Accounting Principle	—	—	—	5

Net Loss	$(171)	$(247)	$(381)	$(590)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Loss Per Share (in thousands)	685,074	653,088	682,568	530,191

Earnings (Loss) Per Share of Level 3 Common Stock
(Basic and Diluted):
Loss from Continuing Operations	$(0.25)	$(0.38)	$(0.56)	$(1.12)
Income from Discontinued Operations	—	—	—	—
Cumulative Effect of Change in Accounting Principle	—	—	—	0.01

Net Loss	$(0.25)	$(0.38)	$(0.56)	$(1.11)

7. Receivables

        Receivables at September 30, 2004 and December 31, 2003 were as follows (dollars in millions):

	Communications	Information Services	Coal	Total
September 30, 2004
Accounts Receivable—Trade:
Services and Software Sales	$143	$244	$13	$400
Other Receivables	2	—	—	2
Allowance for Doubtful Accounts	(20)	(7)	—	(27)

	$125	$237	$13	$375

December 31, 2003
Accounts Receivable—Trade:
Services and Software Sales	$125	$453	$11	$589
Other Receivables	—	—	—	—
Allowance for Doubtful Accounts	(20)	(8)	—	(28)

	$105	$445	$11	$561

        The Company recognized bad debt expense in selling, general and administrative expenses of $1 million and $5 million for the three and nine months ended September 30, 2004, respectively. Level 3 received $1 million and $2 million of proceeds for amounts previously deemed uncollectible for the three and nine months ended September 30, 2004, respectively. The Company recognized bad debt expense in selling, general and administrative expenses of less than $1 million and $7 million for the three and nine months ended September 30, 2003, respectively. Level 3 received less than $1 million and $3 million of proceeds for amounts previously deemed uncollectible for the three and nine months ended September 30, 2003, respectively. The Company decreased accounts receivable and allowance for doubtful accounts by approximately $6 million for the nine months ended September 30, 2004, for previously reserved amounts the Company deemed as uncollectible.

8. Property, Plant and Equipment, net

        The Company has substantially completed the construction of its communications network. Costs associated directly with expansions and improvements to the network and customer installations, including employee related costs, have been capitalized, and interest costs incurred during construction were capitalized based on the weighted average accumulated construction expenditures and the interest rates related to borrowings associated with the construction. The Company generally capitalizes costs associated with network construction, provisioning of services and software development. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $17 million and $51 million for the three and nine months ended September 30, 2004, respectively. Included in capitalized labor and related costs was less than $1 million and $2 million of capitalized non-cash compensation costs related to options and warrants for the three and nine months ended September 30, 2004, respectively. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $16 million and $44 million for the three and nine months ended September 30, 2003, respectively. Included in capitalized labor and related costs were $1 million and $3 million of capitalized non-cash compensation costs related to options and warrants for the three and nine months ended September 30, 2003, respectively. Intercity segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 3 to 25 years.

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

        Depreciation expense was $155 million and $478 million for the three and nine months ended September 30, 2004, respectively. Depreciation expense was $198 million and $601 million for the three and nine months ended September 30, 2003, respectively.

9.     Goodwill and Intangibles, net

        Goodwill and Intangibles, net at September 30, 2004 and December 31, 2003 were as follows (dollars in millions):

	Goodwill	Intangibles
September 30, 2004
XCOM	$30	$—
Software Spectrum (including Corpsoft)	207	57
McLeod	41	—
Telverse	—	24
Genuity	—	61
ICG	—	28

	$278	$170

December 31, 2003
XCOM	$30	$—
Software Spectrum (including Corpsoft)	207	62
McLeod	41	11
Telverse	—	29
Genuity	—	79

	$278	$181

        In April 2004, Level 3 purchased managed modem contracts and related equipment from ICG. As part of the preliminary purchase price allocation, Level 3 valued the customer relationships and contracts at $37 million and is amortizing this asset over estimated useful lives of two years.

        Intangible asset amortization expense was $15 million and $48 million for the three and nine months ended September 30, 2004, respectively. Intangible asset amortization expense was $13 million and $44 million for the three and nine months ended September 30, 2003, respectively.

        The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2004-$63 million; 2005-$57 million; 2006-$43 million; 2007-$19 million and 2008-$11 million.

10. Long-Term Debt

        At September 30, 2004 and December 31, 2003, long-term debt was as follows:

	September 30, 2004	December 31, 2003
	(dollars in millions)
Convertible Senior Discount Notes (9% due 2013)	$225	$211
Senior Notes (10.750% due 2011)	500	500
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Notes (9.125% due 2008)	1,204	1,204
Senior Notes (11% due 2008)	362	362
Senior Discount Notes (10.5% due 2008)	409	409
Senior Euro Notes (10.75% due 2008)	395	400
Senior Discount Notes (12.875% due 2010)	461	420
Senior Euro Notes (11.25% due 2010)	129	130
Senior Notes (11.25% due 2010)	96	96
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514
Commercial Mortgages:
GMAC (4.27% due 2003-2005)	117	119
Capital leases assumed in Genuity transaction	24	268
Other	4	6

	5,176	5,375
Less current portion	(144)	(125)

	$5,032	$5,250

        The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of September 30, 2004.

        No interest expense or amortized debt issuance costs were capitalized to property, plant and equipment for the nine months ended September 30, 2004 and 2003.

        On April 6, 2004, a bankruptcy court approved a settlement agreement between the Company and Allegiance Telecom, Inc. ("Allegiance"). The agreement terminates a multi-year lease whereby the Company was obligated to lease approximately 470,000 managed modem ports from Allegiance. The capital lease obligation was assumed as part of the Genuity transaction in February 2003. The Company paid approximately $54 million and assumed Allegiance's obligations under an agreement with KMC Telecom, Inc. ("KMC") (See Note 14) to extinguish the capital lease obligation and recognized a gain of $147 million on the transaction during the second quarter of 2004.

11. Stock-Based Awards

        The Company recognized on the consolidated statement of operations a total of $10 million and $29 million of non-cash compensation for the three and nine months ended September 30, 2004, respectively. In addition, the Company capitalized less than $1 million and $2 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and nine months ended September 30, 2004, respectively.

        The Company recognized on the consolidated statement of operations a total of $15 million and $63 million of non-cash compensation for the three and nine months ended September 30, 2003, respectively. In addition, the Company capitalized $1 million and $3 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and nine months ended September 30, 2003, respectively. In addition, $1 million of non-cash compensation was capitalized in 2003 related to acquisitions.

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Warrants	$—	$1	$—	$7
OSO	5	6	12	25
C-OSO	—	4	1	13
Restricted Stock	1	1	3	1
Shareworks Match Plan	2	—	4	7
401(k) Match Expense	4	4	13	11
Shareworks Grant Plan and Profit Sharing	(1)	—	(2)	2

	11	16	31	66
Capitalized Non-cash Compensation	(1)	(1)	(2)	(3)

	$10	$15	$29	$63

Non-Qualified Stock Options and Warrants

        At September 30, 2004, there were warrants outstanding requiring the issuance of approximately 15.6 million shares of common stock at prices ranging from $4.00 to $60.06. Of the warrants outstanding at September 30, 2004, approximately 15.4 million shares of common stock were exercisable pursuant to such warrants with a weighted average exercise price of $8.56 per warrant.

        The Company did not grant any Non-Qualified Stock Options ("NQSOs") during the nine months ended September 30, 2004 or 2003. As of September 30, 2004, all NQSOs previously granted were fully vested.

Outperform Stock Option Plan

        The fair value under SFAS No. 123 for the approximately 3.4 million OSOs awarded to participants during the nine months ended September 30, 2004 was approximately $15 million using a modified Black-Scholes valuation model with a S&P 500 volatility rate of 15% over the term, a Level 3 common stock volatility rate of 56%, an expected correlation factor of 19% and a S&P 500 dividend yield of 1.54%, which resulted in a decrease in the theoretical value per option to 120% of the stock price on the date of grant, from 156% in 2003. As of September 30, 2004, the Company had not reflected $12 million of unamortized compensation expense in its financial statements for previously granted OSOs.

Restricted Stock

        During the first nine months of 2004, approximately 0.4 million shares of restricted stock were granted to employees and directors of the Company. The restricted stock shares were granted at no cost. The shares vest over three month to three year periods and the holders are restricted from selling these shares during the vesting periods. The fair value of restricted stock granted in 2004 was

$2 million as calculated using the value of the Level 3 common stock the day prior to the grant. As of September 30, 2004, the Company had not reflected $1 million of unamortized compensation expense in its financial statements for restricted stock.

401(k) Plan

        The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $13,000 in 2004. Effective January 1, 2003, the Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits. Employees of Software Spectrum are eligible to receive matching contributions of $.50 for every dollar contributed up to 6% of eligible earnings. The Company's matching contribution is made with Level 3 common stock based on the closing stock price on each pay date. Employees are able to diversify the Company's matching contribution as soon as it is made, even if they are not fully vested. The Company's matching contributions will be fully vested upon completion of three years of service. The Company made matching contributions of $4 million and $13 million for three and nine months ended September 30, 2004, respectively, which were recorded as selling, general and administrative expense during the period. The Company made matching contributions of $4 million and $11 million for three and nine months ended September 30, 2003, respectively.

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

        Adjusted OIBDA, as defined by the Company, consists of income (loss) from operations before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated statements of operations and (3) non-cash impairment costs included within restructuring and impairment expenses on the consolidated statements of operations. The Company excludes stock-based compensation due to its adoption of the expense recognition provisions of SFAS No. 123. Adjusted OIBDA is an important part of the Company's internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. It is also a commonly used indicator in the communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric "EBITDA", and is not recognized under Generally Accepted Accounting Principles ("GAAP") but is used by management to assess segment results and allocate resources.

        The data presented in the following tables includes information for the three and nine months ended September 30, 2004 and 2003 for all statement of operations and cash flow information presented, and as of September 30, 2004 and December 31, 2003 for all balance sheet information presented. Information related to acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

        Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2004 presentation.

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
Three Months ended September 30, 2004
Revenue:
North America	$390	$263	$25	$—	$678
Europe	33	114	—	—	147
Other	—	15	—	—	15

	$423	$392	$25	$—	$840

Adjusted OIBDA:
North America	$109	$8	$5	$2
Europe	4	1	—	—
Other	—	—	—	—

	$113	$9	$5	$2

Gross Capital Expenditures:
North America	$72	$2	$—	$—	$74
Europe	10	—	—	—	10
Other	—	—	—	—	—

	$82	$2	$—	$—	$84

Depreciation and Amortization:
North America	$142	$5	$2	$—	$149
Europe	21	—	—	—	21
Other	—	—	—	—	—

	$163	$5	$2	$—	$170

Nine Months ended September 30, 2004
Revenue:
North America	$1,101	$905	$65	$—	$2,071
Europe	102	444	—	—	546
Other	—	40	—	—	40

	$1,203	$1,389	$65	$—	$2,657

Adjusted OIBDA:
North America	$304	$25	$12	$—
Europe	4	6	—	—
Other	—	—	—	—

	$308	$31	$12	$—

Gross Capital Expenditures:
North America	$175	$4	$—	$—	$179
Europe	23	—	—	—	23
Other	—	—	—	—	—

	$198	$4	$—	$—	$202

Depreciation and Amortization:
North America	$434	$19	$4	$—	$457
Europe	69	—	—	—	69
Other	—	—	—	—	—

	$503	$19	$4	$—	$526

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
Three Months Ended September 30, 2003
Revenue:
North America	$379	$287	$24	$—	$690
Europe	34	119	—	—	153
Other	—	31	—	—	31

	$413	$437	$24	$—	$874

Adjusted OIBDA:
North America	$115	$(5)	$4	$—
Europe	5	(4)	—	—
Other	—	1	—	—

	$120	$(8)	$4	$—

Capital Expenditures:
North America	$47	$1	$1	$—	$49
Europe	3	—	—	—	3
Other	—	—	—	—	—

	$50	$1	$1	$—	$52

Depreciation and Amortization:
North America	$178	$6	$2	$—	$186
Europe	23	1	—	—	24
Other	—	—	—	—	—

	$201	$7	$2	$—	$210

Nine Months Ended September 30, 2003
Revenue:
North America	$1,445	$966	$56	$—	$2,467
Europe	102	413	—	—	515
Other	1	55	—	—	56

	$1,548	$1,434	$56	$—	$3,038

Adjusted OIBDA:
North America	$621	$—	$9	$(1)
Europe	4	(6)	—	—
Other	—	1	—	—

	$625	$(5)	$9	$(1)

Capital Expenditures:
North America	$124	$7	$2	$—	$133
Europe	9	—	—	—	9
Other	—	—	—	—	—

	$133	$7	$2	$—	$142

Depreciation and Amortization:
North America	$554	$21	$4	$—	$579
Europe	64	2	—	—	66
Other	—	—	—	—	—

	$618	$23	$4	$—	$645

        Revenue and Adjusted OIBDA for the three and nine months ended September 30, 2004 includes $71 million attributable to an agreement reached with a local carrier. Revenue and Adjusted OIBDA for the nine months ended September 30, 2003 include $294 million of termination revenue related to XO (See Note 4).

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
Identifiable Assets
September 30, 2004
North America	$4,959	$481	$81	$872	$6,393
Europe	840	100	—	48	988
Other	—	10	—	4	14

	$5,799	$591	$81	$924	$7,395

December 31, 2003
North America	$5,215	$690	$78	$1,234	$7,217
Europe	884	149	—	30	1,063
Other	—	13	—	—	13

	$6,099	$852	$78	$1,264	$8,293

Long-Lived Assets (excluding Goodwill)
September 30, 2004
North America	$4,917	$106	$62	$—	$5,085
Europe	799	1	—	—	800
Other	—	—	—	—	—

	$5,716	$107	$62	$—	$5,885

December 31, 2003
North America	$5,028	$119	$60	$2	$5,209
Europe	858	2	—	—	860
Other	—	—	—	—	—

	$5,886	$121	$60	$2	$6,069

Goodwill
September 30, 2004
North America	$71	$207	$—	$—	$278
Europe	—	—	—	—	—

	$71	$207	$—	$—	$278

December 31, 2003
North America	$71	$207	$—	$—	$278
Europe	—	—	—	—	—

	$71	$207	$—	$—	$278

        Revenues by service type for the Company's communications segment follows:

	Services
	Transport & Infrastructure	Softswitch	IP & Data	Reciprocal Compensation	Total
	(dollars in millions)
Communications Revenue
Three Months Ended September 30, 2004
North America	$97	$124	$91	$78	$390
Europe	18	—	15	—	33
Other	—	—	—	—	—

	$115	$124	$106	$78	$423

Nine Months Ended September 30, 2004
North America	$297	$411	$266	$127	$1,101
Europe	58	—	44	—	102
Other	—	—	—	—	—

	$355	$411	$310	$127	$1,203

Three Months Ended September 30, 2003
North America	$101	$165	$88	$25	$379
Europe	19	—	15	—	34
Other	—	—	—	—	—

	$120	$165	$103	$25	$413

Nine Months Ended September 30, 2003
North America	$606	$489	$246	$104	$1,445
Europe	56	—	46	—	102
Other	—	—	1	—	1

	$662	$489	$293	$104	$1,548

        Reciprocal Compensation for the three and nine months ended September 30, 2004 includes $67 million attributable to an agreement reached with a local carrier. Transport and Infrastructure for the nine months ended September 30, 2003 includes $294 million of termination revenue related to XO (See Note 4).

        The majority of North American revenue consists of services and products delivered within the United States. The majority of European revenue consists of services and products delivered within the United Kingdom, but also include France and Germany, as well as transoceanic revenue.

        Product information for the Company's information services segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Services Revenue
(i)Structure:
Outsourcing	$19	$19	$57	$59
Systems Integration	—	—	—	2
Software Spectrum	1	2	2	7

	20	21	59	68
Software Sales Revenue
Software Spectrum	372	416	1,330	1,366

	$392	$437	$1,389	$1,434

        The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the three and nine months ended September 30, 2004 and 2003:

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
Three Months Ended September 30, 2004
Net Income (Loss)	$(181)	$4	$3	$3
Income Tax Expense	—	—	—	—
Total Other (Income) Expense	121	—	—	(1)

Operating Income (Loss)	(60)	4	3	2
Depreciation and Amortization Expense	163	5	2	—
Non-Cash Compensation Expense	10	—	—	—

Adjusted OIBDA	$113	$9	$5	$2

Nine Months Ended September 30, 2004
Net Income (Loss)	$(422)	$10	$7	$24
Income Tax Expense	—	1	1	—
Total Other (Income) Expense	199	—	—	(24)

Operating Income (Loss)	(223)	11	8	—
Depreciation and Amortization Expense	503	19	4	—
Non-Cash Compensation Expense	28	1	—	—

Adjusted OIBDA	$308	$31	$12	$—

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
Three Months Ended September 30, 2003
Net Income (Loss)	$(246)	$(16)	$2	$13
Income Tax Benefit	—	—	—	(12)
Income from Discontinued Operations	(3)	—	—	—
Total Other Income (Expense)	154	—	—	(1)

Operating Income (Loss)	(95)	(16)	2	—
Depreciation and Amortization Expense.	201	7	2	—
Non-Cash Compensation Expense	14	1	—	—

Adjusted OIBDA	$120	$(8)	$4	$—

Nine Months Ended September 30, 2003
Net Income (Loss)	$(654)	$(37)	$10	$91
Income Tax Benefit	—	—	—	(12)
Income (Loss) from Discontinued Operations	(8)	7	—	—
Cumulative Effect of Change in Accounting Principle	—	—	(5)	—
Total Other Income (Expense)	610	(2)	—	(80)

Operating Income (Loss)	(52)	(32)	5	(1)
Depreciation and Amortization Expense.	618	23	4	—
Non-Cash Compensation Expense	59	4	—	—

Adjusted OIBDA	$625	$(5)	$9	$(1)

13.   Related Party Transactions

        Peter Kiewit Sons', Inc. ("PKS") acted as the general contractor on projects for the Company in 2003. PKS provided $4 million of construction services related to these projects in the first nine months of 2003.

        Level 3 also receives certain mine management services from PKS. The expense for these services was $2 million and $5 million for the three and nine months ended September 30, 2004, respectively, and is recorded in selling, general and administrative expenses. The expense for these services was $2 million and $3 million for the three and nine months ended September 30, 2003. As of September 30, 2004, the Company owed $2 million for the third quarter mine management services.

        RCN, an equity method investee, purchased $2 million and $5 million of telecommunications and information outsourcing services from the Company for the three and nine months ended September 30, 2004, respectively. RCN purchased $2 million and $3 million of telecommunications and information services from the Company for the three and nine months ended September 30, 2003. At September 30, 2004, RCN owed Level 3 approximately $2 million for costs associated with communications services, joint build projects and outsourcing services. RCN and the Company are currently negotiating a settlement of the joint build receivable.

14.   Other Matters

        In January 2004, the Company sold its remaining shares in Commonwealth Telephone for $41 million in cash, resulting in a gain of approximately $23 million. Prior to the sale, due to the recapitalization of Commonwealth Telephone common stock in September 2003 that reduced the Company's voting interest from 29% to 4.6%, the Company accounted for its investment in

Commonwealth Telephone as a marketable equity security available for sale and, accordingly, reflected the Commonwealth Telephone shares at their fair market value of $42 million at December 31, 2003 on the consolidated balance sheet.

        In May 2004, the Company entered into a termination agreement with KMC for the contract assumed in the settlement with Allegiance. The settlement agreement with KMC requires Level 3 to pay KMC approximately $10 million in eight consecutive monthly installments beginning in May 2004, reduces the average service charge paid to KMC and allows Level 3 to terminate the contract early. Effective in the second quarter of 2004, the Company is recognizing the termination fee as cost of revenue over the estimated period in which Level 3 migrates the traffic from the KMC network to the Level 3 network.

        In the third quarter, the Company and a local carrier entered into an agreement that resolved rate issues for current and prior periods. The agreement resulted in the recognition of approximately $67 million of reciprocal compensation revenue and $4 million of communications service revenue in the third quarter of 2004. A significant portion of the revenue recognized as a result of this agreement pertains to services provided in previous periods. Of the total revenue recognized, Level 3 had received and deferred approximately $48 million of proceeds prior to June 30, 2004, which had been reflected as other current liabilities on the consolidated balance sheet, and collected or billed approximately $23 million during the third quarter.

        On November 19, 2002, Gary Haegle commenced a shareholder's derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegle v. Scott, et al., (Index No. 02-CV-0196) (the "Complaint"). The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons', Inc. ("PKS"). The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company's fiber optic cable network and manages the Company's mine properties. The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability. In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses. The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief. The defendants filed a motion to dismiss, which was denied by the court in early October 2003. Subsequently, the Board of Directors of the Company appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of the Company. On August 2, 2004, the Special Litigation Committee delivered its report in which it concluded that it is not in the best interests of either the Company or its stockholders to pursue any of the claims the plaintiff asserted in the Complaint. The Company has filed a motion to dismiss the Complaint based on the recommendation of the Special Litigation Committee. The disposition of this motion is currently pending. Although it remains too early for the Company to reach a conclusion as to the ultimate outcome of these actions, management continues to believe that there are substantial defenses to the claims asserted in this action, and intends to defend them vigorously.

        In May 2001, Level 3 Communications, Inc., and two of its subsidiaries were named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois. In April 2002, the same plaintiffs filed a second nearly identical purported multi-state class action in state court in Madison County, Illinois. In

July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. In September 2002, Level 3 Communications, LLC was named as a defendant in Smith et al v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. These actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The complaint seeks damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, all attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied.

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

        In September 2003, a petition for appeal was granted which seeks a reversal of the Smith Court's decision to preliminarily approve the settlement and certify a nationwide class for settlement purposes. On October 19, 2004, the Seventh Circuit Court of Appeals issued a 2-1 decision vacating the nationwide certification which was a necessary element of the nationwide settlement. The Court also vacated the injunction against competing class actions and remanded the case to the district court for further proceedings. Level 3 will request the Seventh Circuit Court of Appeals to reconsider their decision.

        It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory form of the settlement is not approved.

        The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could impact future cash flows.

        It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2004, Level 3 had outstanding letters of credit of approximately $26 million.

15.   Subsequent Events

        On October 1, 2004, the Company acquired the wholesale dial Internet access business of Sprint Communications Company, L.P. ("Sprint"). Level 3 paid $34 million in cash to acquire the business, which provides dial-up Internet access to leading ISPs throughout the United States. Level 3 and Sprint have entered into a transition services agreement for the migration of customers onto the Level 3 network, which Level 3 expects to complete in mid-2005. During the migration period, until such time as a customer contract is assumed or assigned, amounts received for services provided by Sprint are accounted for as a reduction in purchase price as opposed to revenue.

        On October 29, 2004, Level 3 commenced tender offers to purchase for cash up to $450 million aggregate principal amount of the series of its debt securities due in 2008 pursuant to the terms described in the table below. The tender offers are scheduled to expire on November 29, 2004, unless extended or terminated early. For those holders that tender their notes on or before November 12, 2004, and are accepted for purchase, the holders will receive, in addition to the tender consideration, an early tender payment also as set forth in the table below. For those note holders tendering notes after November 12, 2004, and that are accepted for purchase, the holders will receive only the tender consideration. Accrued interest up to, but not including, the settlement date will be paid in cash on all validly tendered and accepted notes.

Title of Security	Principal Amount Outstanding	Maximum Offer Amount	Acceptance Priority Level	Tender Offer Consideration	Early Tender Payment	Total Consideration
9 1/8% Senior Notes due 2008	$1,203,652,000	$450,000,000	1	$837.50	$20.00	$857.50
11% Senior Notes due 2008	$362,036,000	$362,036,000	2	$867.50	$20.00	$887.50
10 1/2% Senior Discount Notes due 2008	$409,462,000	$409,462,000	3	$837.50	$20.00	$857.50
10 3/4% Senior Euro Notes due 2008	€320,826,000	€320,826,000	4	€830.00	€20.00	€850.00

        Level 3 intends to fund the purchase of the notes with net proceeds from borrowings under a proposed new senior secured credit facility expected to mature in 2011, and may or may not also fund purchases pursuant to the offers with proceeds from new issuances of debt or equity securities or cash on hand. Under the terms of the tender offers, the obligation to accept the notes for purchase is conditioned on the receipt by Level 3 Financing, Inc., a Level 3 wholly owned subsidiary, of at least $400 million under the aforementioned proposed new senior secured credit facility.

        Level 3 entered into an agreement with McLeodUSA in November 2004, in which McLeodUSA agreed to return dark fiber previously provided by Level 3 under a 1999 agreement in exchange for cash and other consideration. In addition, the companies have entered into an agreement under which McLeodUSA will provide discounted network services to Level 3. Revenue attributable to the fiber provided in the original transaction was deferred and was being amortized over the 20-year term of the agreement. As a result of the transaction, Level 3 expects to recognize approximately $100 million of non-cash termination revenue in the fourth quarter.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's consolidated financial statements (including the notes thereto), included elsewhere herein and the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries ("Level 3" or the "Company"). When used in this document, the words "anticipate", "believe", "plans", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

        Management of Level 3 believes that growth in recurring revenue is critical to the long-term success of the communications business. The Company must continue to increase revenue from its existing services in the Transport & Infrastructure, Softswitch and IP & Data services business units, as well as develop new services using Level 3's IP-based network and technologies including those acquired in the Telverse transaction and its existing softswitch technology. These new services include Voice-over-IP, local transport services, lower speed data services and IP-VPNs.

        The Company and some of its customers are seeing an acceleration of the trend away from narrow band dial-up services to higher speed broadband services. This trend is expected to result in declines in managed modem and reciprocal compensation revenue in the future. These declines are expected to be mitigated by additional revenue from the Company's other products.

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

        Management focuses on Adjusted OIBDA, cash flows from operating activities and capital expenditures to assess the operating performance of the businesses. Management believes that Adjusted OIBDA, when viewed over time, reflects the operating trend and performance of its communications business. Adjusted OIBDA, or similar measures, is also a measure of performance used by Level 3's competitors and is used by management in evaluating relative performance. Management believes that cash flows from operating activities is also a measure of operating performance, but in addition measures the generation of cash from or use of cash for working capital purposes which is important as the Company monitors and maintains its liquidity (particularly accounts receivable, accounts payable and deferred revenue). The Company is focusing its attention on profitably growing revenue through existing services and new service development efforts, managing working capital and making certain its capital expenditures are made primarily for activities that directly generate revenue. The Company was able to repay in full amounts borrowed under the Senior Secured Credit Facility in 2003. As a result, the Company does not have any significant principal amounts due on its outstanding debt (excluding capitalized leases and mortgages) until 2008 and can focus its efforts and resources on growing communications revenue.

        The Company's information services business is comprised of two operating units: (i)Structure, LLC and Software Spectrum, Inc. (i)Structure provides computer outsourcing services and recognizes revenue in the period the service is provided. Software Spectrum is a global reseller of business software. Software Spectrum recognizes revenue at the time the product is shipped or in accordance with the terms of the licensing contracts. Sales under certain licensing programs permit Software Spectrum to recognize only a service fee paid by the software publisher as revenue. Software Spectrum has experienced an increase in sales under this form of "net" or agency licensing program and management expects further adoption of agency licensing programs in the future. Accordingly, the Company may experience a significant decline in information services revenue, but should also experience a comparable decline in information services cost of revenue.

        The software distribution and resale business is very competitive with profitability largely dependent upon rebates received from the software publishers. The amount of rebates received from the publisher is tied directly to the value of software sold for that publisher. These programs vary from publisher to publisher, but typically contain sales targets that are tiered so that Software Spectrum can earn higher rebates on incremental sales above certain sales targets. Alternatively, Software Spectrum may forfeit publisher rebates if certain minimum sales targets are not achieved. As such, it is not uncommon for software resellers, including Software Spectrum, to price software at or below their cost in order to attain the next sales target and thus earn higher rebates from software publishers. The continued adoption of the agency licensing programs is expected to reduce the effect of vendor rebate programs over time.

        In order to achieve a desired return on invested capital, management of the information services business focuses on the Adjusted OIBDA and operating cash flow metrics to assess the overall operating performance of the information services business. Specifically, for the (i)Structure business, Adjusted OIBDA reflects the operating results of the business and viewed in conjunction with capital expenditures required to support existing and new customer contracts, provide management visibility to the financial condition and operating performance of the business. For the Software Spectrum business, management focuses on Adjusted OIBDA and cash flow from operating activities, including changes in working capital accounts, to assess the financial condition and operating performance of the business. Software Spectrum's working capital requirements are determined primarily by changes in its accounts receivable and accounts payable balances. Management is focusing its attention on minimizing working capital requirements by lowering its "days sales outstanding" metric through consistent collection procedures. Management expects working capital requirements for the Software Spectrum business to decline in the future as software publishers continue to adopt the agency licensing model described above.

        Level 3, through its two 50% owned joint venture surface mines in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is recognized when coal is shipped to the customer.

Results of Operations 2004 vs. 2003

        Revenue for the periods ended September 30, is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Communications	$423	$413	$1,203	$1,548
Information Services	392	437	1,389	1,434
Coal Mining	25	24	65	56

	$840	$874	$2,657	$3,038

        Communications revenue is classified into two categories, services revenue and reciprocal compensation. The Company further segregates services revenue into three separate business units: 1) Transport & Infrastructure services (including private line, wavelength, transoceanic, dark fiber and colocation services), 2) Softswitch services (including managed modem and voice services), and 3) IP & Data services (including IP-VPN, Internet access, Internet Protocol, data, DSL aggregation and security services). Revenue attributable to these business units are identified in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Services:
Transport & Infrastructure	$115	$120	$355	$662
Softswitch	124	165	411	489
IP & Data	106	103	310	293

Total Services Revenue	345	388	1,076	1,444
Reciprocal Compensation	78	25	127	104

Total Communications Revenue	$423	$413	$1,203	$1,548

        Transport & Infrastructure revenue in the third quarter of 2004 decreased slightly from the same period in 2003. Included in revenue was less than $1 million and $10 million of termination revenue for the three months ended September 30, 2004 and 2003, respectively. Excluding termination revenue, Transport & Infrastructure revenue increased primarily due to increases in dark fiber, private line, and wavelength revenues.

        When compared with the results for the nine months ended September 30, 2003, revenues attributable to Transport & Infrastructure business unit for the nine months ended September 30, 2004 declined significantly, primarily as a result of the recognition of $343 million of termination revenue in 2003 versus only $9 million in 2004. In 2003, an amended IRU agreement originally executed in 1998 with XO Communications resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any incremental cash benefit to the Company. Excluding termination revenue, Transport & Infrastructure revenue increased due to higher dark fiber, private line, wavelength and colocation revenues.

        Level 3 entered into an agreement with McLeodUSA in November 2004, in which McLeodUSA agreed to return dark fiber previously provided by Level 3 under a 1999 agreement in exchange for cash and other consideration. In addition, the companies have entered into an agreement under which McLeodUSA will provide discounted network services to Level 3. Revenue attributable to the fiber provided in the original transaction was deferred and was being amortized over the 20-year term of the agreement. As a result of the transaction, Level 3 expects to recognize approximately $100 million of non-cash termination revenue in the fourth quarter.

        The Company expects to recognize termination and settlement revenue in the future as customers desire to renegotiate contracts or are required to terminate service. However, the Company is not able to estimate the value of these types of transactions until they occur.

        Softswitch revenue for the three and nine months ended September 30, 2004 declined 25% and 16%, respectively, from the same periods in 2003. The declines in Softswitch revenue are primarily due to price declines in services and a reduction in the number of ports provided to America Online and other managed modem customers. Partially offsetting the price declines was an increase in managed modem usage revenue primarily attributable to the acquisition of certain ICG customer contracts at the beginning of the second quarter of 2004. In addition, revenue attributable to the Company's wholesale voice services (which includes voice termination, local inbound and toll free services) also increased for both the three and nine months ended September 30, 2004 compared to the same periods in 2003. The Company expects voice revenue to continue to increase in future periods as a result of the introduction of new voice products in 2003 and 2004.

        Level 3's largest managed modem customer, America Online, informed the Company that it would reduce its overall purchases of fixed service ports for its U.S. dial-up network. America Online reduced the number of ports it purchases from Level 3 by approximately 22% during the third quarter of 2004 with additional expected port turndowns of approximately 8% occurring in the fourth quarter. In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions which would have the effect of lowering revenue. As a result of recent price concessions to America Online, the market-pricing provisions of these contracts are not expected to be enforced until at least April 2005 for a portion of the ports and January 2006 for the remaining ports. The contract with America Online continues to contain pricing provisions whereby Level 3 is obligated to provide America Online a reduced price per port rate if Level 3 offers a third party better pricing for a lower volume of comparable services. The Company expects, excluding the effects of acquisitions, managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and continued pricing pressures. These declines are expected to be more gradual, as compared to reductions expected with America Online in 2004, and generally in line with overall market subscriber and pricing declines. Level 3 may mitigate this decline by increasing traffic on its network and gaining market share in the managed modem business. The acquisition of Sprint's dial-up business on October 1, 2004 is expected to partially offset the decline in revenue attributable to America Online.

        IP & Data services revenue increased in the three and nine months ended September 30, 2004 compared to the same periods in 2003. Growth in DSL aggregation, low speed Internet and IP-VPN revenue, and the inclusion of Genuity's results for the full period, were partially offset by a decline in high speed Internet services. Although demand for high speed Internet services increased during 2004, price declines for the services provided more than offset revenues relating to the increase in volume.

        The Company's DSL aggregation services are primarily provided to a single customer on an exclusive basis in certain markets which exclusivity expires at the end of the first quarter of 2005. If such customer transitions DSL services away from Level 3, the reduction in DSL aggregation services revenue could represent a low to mid single-digit percentage range decline in Level 3's total communication revenue in 2005 relative to 2004.

        Reciprocal compensation revenue for the three and nine months ended September 30, 2004 increased compared to the same periods in 2003 and is primarily attributable to the agreements reached with carriers in the third and second quarters of 2004.

        In the third quarter, the Company and a local carrier entered into an agreement that resolved rate issues for current and prior periods. The agreement resulted in the recognition of approximately $67 million of reciprocal compensation revenue and $4 million of communications service revenue in the third quarter of 2004. A significant portion of the revenue recognized as a result of this agreement pertains to services provided in previous periods. Of the total revenue recognized, Level 3 had received and deferred approximately $48 million of proceeds prior to June 30, 2004, which had been reflected as other current liabilities on the consolidated balance sheet, and collected or billed approximately $23 million during the third quarter.

        During the second quarter of 2004, the Company and BellSouth finalized a new interconnection agreement, which resulted in the Company recognizing approximately $10 million of reciprocal compensation revenue in the second quarter, which represents the substantial portion of the revenue to be recognized in 2004 under this agreement. Given this arrangement, Level 3 expects to receive reciprocal compensation revenue from BellSouth over the three year term of the agreement.

        The Company signed an amendment to its existing Interconnection Agreement with Verizon Communications in the third quarter of 2004. Under the agreement, the intercarrier compensation rate for local, ISP-bound traffic was set at $.0005 per minute for year 2004, $.00045 per minute for year 2005, and $.0004 per minute for year 2006. The amendment expires in December 2006 and is not subject to change in law.

        In October 2004, the FCC approved certain aspects of a forbearance petition filed by Core Communications in July 2003. Specifically, the FCC lifted ISP-bound traffic growth caps and new market exclusion. The FCC rate cap of $.0007 per minute did not change in this order. Certain of the Company's interconnection agreements contain language that supersedes this order.

        Certain ISP-bound traffic that is terminated on the Level 3 network is expected to be subject to the FCC's ISP Remand Order, which has been pending at the FCC for two years. The FCC has indicated that it will rule on the ISP Remand Order soon. The ruling is expected to address, among other things, the FCC's basis for asserting jurisdiction over ISP-bound traffic.

        Once the FCC has ruled on the ISP Remand Order, the Company will determine the impact of that decision on its current interconnection agreements. If an agreement contains a change-in-law provision, a party will be able to invoke the change-of-law clauses to modify the terms of that agreement. If there is no change-of-law provision in the agreement, the previously negotiated terms will stay in place until expiration of the agreement. When an agreement expires, the parties would default to the FCC rules on ISP-bound traffic.

        With the two agreements reached in 2004, Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. Level 3 continues to negotiate new interconnection agreements with its local carriers. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company's managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

        Information services revenue decreased from the third quarter of 2003 compared to the same period in 2004 primarily as a result of an increase in sales under software publishers' agency licensing programs that result in only a service fee being recognized as revenue, rather than the selling price of the software. The software reseller industry is seasonal, with revenue and Adjusted OIBDA typically being higher in the second and fourth quarters of the Company's fiscal year. Revenue from the Software Spectrum business decreased from $418 million for the three months ended September 30, 2003 to $373 million in the same period of 2004. Software Spectrum has experienced an increase in sales under Microsoft's 6.0 licensing program and similar programs offered by other software publishers. Under these programs, new enterprise-wide licensing arrangements will be priced, billed and collected directly by the software publishers. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from publishers for these activities. The Company will recognize the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $12 million and $6 million of revenue attributable to these types of contracts in the third quarter of 2004 and 2003, respectively. The estimated selling price of the software sold under these agreements was $192 million and $140 million for the corresponding periods.

        If Microsoft and the other publishers are successful in implementing agency licensing programs, it will result in a significant decline in the amount of information services revenue recognized by the Company. The decline in revenue is not expected to have a meaningful effect on operating income (loss), as the Company should experience a corresponding decline in cost of revenue.

        Revenue attributable to (i)Structure's business was consistent at $19 million for both the third quarters of 2004 and 2003. A slight decline in revenue attributable to the former systems integration business was offset by revenue attributable to new outsourcing customers. In the second quarter of 2003, the Company notified its systems integration customers and employees that it would honor its existing contracts. However, once these contracts expired, the Company would no longer provide systems integration services. The existing contracts expired primarily in the second and third quarters of 2003.

        Information services revenue declined from $1.434 billion for the nine months ended September 30, 2003 to $1.389 billion for the same period in 2004. A decrease in software sales revenue resulting from an increase in agency sales for Software Spectrum was partially offset by increased customer spending on business software, which is part of the increased information technology spending throughout the United States that the Company and the IT industry began to experience in the fourth quarter of 2003, and a decline in (i)Structure's revenue. For the nine months ended September 30, 2004, (i)Structure's revenue decreased to $57 million from $61 million in the same period in 2003. The declines in system integration revenue and revenues attributable to two outsourcing contracts terminated in the first quarter of 2004, were partially offset by termination revenue of $4 million from these two customers also recognized in the first quarter of 2004.

        Coal mining revenue increased to $25 million in the third quarter of 2004 compared to $24 million in the third quarter of 2003. For the nine months ended September 30, 2004, coal revenue was $65 million compared to $56 million in the same period in 2003. Coal contracts with major customers include minimum annual delivery commitments. The timing of the delivery of the coal during the year is largely dependent on the requirements of the customer. In 2003, a customer deferred a disproportionate share of its annual commitment until the fourth quarter of the year. In 2004, the same customer has been taking delivery of the coal ratably over the year. The Company expects the customer to fulfill its remaining contractual obligations in the fourth quarter of 2004. In addition to the variances caused by actual coal delivery dates, revenue has increased slightly as a result of additional tonnage sold to new and existing customers.

        Cost of Revenue for the third quarter 2004 was $487 million compared to $509 million for the third quarter 2003. Overall the cost of revenue for the communications business, as a percentage of revenue, increased from 22% during the quarter ended September 30, 2003 to 28% during the same period of 2004. This increase is primarily attributable to the expected costs associated with the ICG, KMC and Allegiance transactions completed in the second quarter of 2004. The Company expects the cost of revenue associated with the migration of ICG, Allegiance and KMC traffic to decrease in the fourth quarter of 2004. These reductions are expected to be slightly offset by additional costs associated with the Sprint transaction.

        The cost of revenue, as a percentage of revenue for the nine months ended September 30, 2004 and 2003 was 26% and 18%, respectively. In the first quarter of 2003, the Company recognized $326 million of settlement and termination revenue, primarily related to XO Communications. The recognition of this revenue, with no corresponding cost of revenue, resulted in the lower cost of revenue as a percentage of revenue in 2003. In addition, the ICG, KMC and Allegiance transactions, as well as the completion of the Genuity migration in the second quarter of 2004 resulted in additional network expenses. The Genuity integration is substantially complete and as a result, any additional incremental costs associated with this transaction are not expected to be significant.

        The cost of revenue for the information services businesses, as a percentage of its revenue, was 91% for the third quarter of 2004 down from 92% in the same period in 2003. This decrease is attributable to an increase in sales under new licensing programs implemented by software publishers for which the cost of revenue is minimal. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results. In the third quarter of 2004 and 2003, Software Spectrum earned approximately $10 million and $9 million, respectively, in rebates which reduced cost of revenue. Cost of revenue for the outsourcing business remained consistent for the three month periods ending September 30, 2004 and 2003.

        For the nine month periods ending September 30, 2004 and 2003, the cost of revenue, as a percentage of revenue, for the information services business was 90% and 92%, respectively. The increase in sales under the agency type licensing programs resulted in the lower cost of revenue percentage in 2004.

        The cost of revenue, as a percentage of revenue, for the coal mining business for the three and nine ended September 30, 2004 decreased as a result of the additional coal shipped in the second and third quarters of 2004 compared to the same periods in 2003.

        Depreciation and Amortization expenses for the quarter were $170 million, a 19% decrease from the third quarter 2003 depreciation and amortization expenses of $210 million. This decrease is primarily attributable to shorter-lived assets becoming fully depreciated in 2003 and 2004. In addition, the McLeod intangible assets were fully amortized during the third quarter of 2004. These decreases were partially offset by the amortization expense attributable to the intangible assets obtained in the ICG transaction, completed in April 2004.

        Depreciation and amortization expenses for the nine months ending September 30, 2004 and 2003 were $526 million and $645 million, respectively. As discussed above, this decrease is mainly attributable to shorter-lived assets becoming fully depreciated in 2003 and 2004.

        Selling, General and Administrative expenses were $234 million in the three months ended September 30, 2004, a 6% decrease from the third quarter 2003 selling, general and administrative expenses of $250 million. This decrease is primarily a result of the synergies realized from the Genuity transaction in the second half of 2003 as well as declines in non-cash compensation expense. The acquisition of Genuity in February 2003, initially resulted in higher compensation, training, contract maintenance and facilities expenses for the Company. Throughout 2003, the Company was able to incorporate much of Genuity's operations into its existing support infrastructure and thus was able to reduce the incremental workforce and dispose of excess facilities. These declines were offset slightly by increased professional fees and temporary workforce costs attributable to voice product initiatives. The Company received assessments from several tax jurisdictions in the third quarter of 2004 for property taxes accrued earlier in 2004. These assessments were lower than the Company had estimated and as a result, reduced selling, general and administrative expenses by $4 million in the third quarter of 2004. An adjustment of $10 million was made during the same period in 2003 relating to taxes accrued in 2002 and 2003. During the third quarter of 2004, the Company received insurance proceeds of $5 million as a reimbursement of expenses attributable to its historic packaging business. The proceeds represent the recovery of certain legal and environmental expenses incurred in prior years, and therefore reduced selling, general and administrative expenses.

        Included in operating expenses for the three months ended September 30, 2004 and 2003, was $10 million and $15 million, respectively, of stock-based compensation and professional expenses recognized under SFAS No. 123 and EITF 96-18 related to grants of stock options, warrants and other stock-based compensation programs. The decrease in stock-based compensation expense is attributable to the decline in the fair value of grants distributed to eligible employees and consultants.

        The Company expects stock-based compensation expenses to increase slightly in the fourth quarter of 2004 as the Company's stockholders approved a proposal at the Company's 2004 annual meeting for the reservation of additional shares of common stock under the Company's 1995 Stock Plan. The Company expects to make larger grants under its stock-based compensation programs as compared to grants made since August 2002, which would result in additional stock-based compensation expense. The Company expects other selling, general and administrative expenses to increase in the fourth quarter as a result of the costs associated with planned sales, marketing and advertising activities and new product development efforts.

        For the nine months ended September 30, 2004 and 2003, selling, general and administrative expense were $712 million and $795 million, respectively. The factors described above, primarily the acquisition and integration of Genuity in 2003 and reduced stock-based compensation in 2004, resulted in the decrease in selling, general and administrative expenses in 2004.

        Restructuring Charges were less than $1 million and $2 million for the three and nine months ended September 30, 2004, respectively, and are attributable to the continued consolidation of Software Spectrum's European operations as well as additional workforce reductions announced in the first quarter of 2004 for the information services business. Restructuring charges were $14 million and $34 million for the three and nine months ended September 30, 2003, respectively, and were primarily attributable to the integration of Genuity's operations with those of Level 3, workforce reductions in the Company's European communications business, the ongoing integration and restructuring of Software Spectrum, as well as the closure of (i)Structure's systems integration operations in Europe.

        Adjusted OIBDA, as defined by the Company, consists of income (loss) from operations before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated statements of operations and (3) non-cash impairment costs included within restructuring and impairment expenses on the consolidated statements of operations. The Company excludes stock-based compensation due to its adoption of the expense recognition provisions of SFAS No. 123. Adjusted OIBDA is an important part of the Company's internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. It is also a commonly used indicator in the communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric "EBITDA", and is not recognized under Generally Accepted Accounting Principles, but is used by management to assess segment results and allocate resources.

        Adjusted OIBDA for the communications business decreased to $113 million in the third quarter of 2004 from $120 million for the same period in 2003. This decrease was primarily due to the decline in managed modem revenue and incremental network costs incurred from the ICG, KMC and Allegiance transactions as discussed above. These items were partially offset by $71 million of revenue recognized in the third quarter related to the agreement with a local carrier and a $5 million decline in selling, general and administrative expenses.

        For the nine months ended September 30, 2004, Adjusted OIBDA for the communications business was $308 million compared to $625 million in the same period of 2003. This decline was predominately due to the $343 million of termination and settlement revenue recognized by the Company in 2003 versus only $9 million in 2004 and the increase in cost of revenue noted above. Partially offsetting these unfavorable changes was a decline in selling, general and administrative expenses in 2004 and the incremental reciprocal compensation revenue recognized in the third quarter of 2004. Adjusted OIBDA is expected to improve in the fourth quarter of 2004 primarily as a result of an expected increase in termination revenue and lower network expenses associated with the ICG, KMC and Allegiance transactions.

        The operations of the information services business resulted in Adjusted OIBDA of $9 million for the three months ended September 30, 2004 versus negative $8 million for the same period in 2003. The absence of significant restructuring charges recognized in 2003 as well as a slight decrease in selling, general and administrative expenses for Software Spectrum contributed to the improved results. For the (i)Structure business, a slight increase in costs of revenue was offset by lower selling, general and administrative expenses and the absence of restructuring charges recognized in 2003.

        Adjusted OIBDA for the nine months ended September 30, 2004 for the information services business was $31 million compared to negative $5 million for the nine months ended September 30, 2003. Adjusted OIBDA for the (i)Structure business increased significantly in 2004 as a result of the restructuring activities recorded in 2003 and $4 million of termination revenue recognized in the first quarter of 2004. Adjusted OIBDA for Software Spectrum increased for the nine months ended September 30, 2004 as compared to the same period in 2003 for the same reasons as described for the three month periods above.

        Adjusted OIBDA for the Company's coal and other businesses for the three and nine months ended September 30, 2004 was $7 million and $12 million, respectively. In 2003, Adjusted OIBDA was $4 million and $8 million for the corresponding periods. The increase in both periods is attributable to the receipt of $5 million of insurance proceeds which related to the Company's historic packaging business as well as the timing of coal taken by a significant customer in 2004. In 2003, delivery of the required tonnage was deferred by the customer until the latter part of the year.

        Interest Income was $3 million and $9 million for the three and nine months ended September 30, 2004, respectively, declining from $5 million and $15 million for the same periods in 2003. Interest income declined in 2004 compared to 2003 due to a decrease in the average portfolio balance offset slightly by an increase in the weighted average interest rate earned on the portfolio.

        During the second quarter of 2004, the Company elected to take advantage of the yield curve and purchase longer-term U.S. government securities. The maturity dates on the government securities range from October 2004 through March 2006. The Company intends to hold these securities until they mature.

        Interest Expense, net decreased by $36 million to $120 million during the third quarter of 2004 from $156 million for the same period in 2003. Interest expense decreased as a result of $24 million of interest expense being recorded in the third quarter of 2003 representing the accelerated amortization of debt issuance costs attributable to the refinancing of the Senior Secured Credit Facility. In addition, interest expense decreased due to the reduction of debt related to the extinguishment of the Allegiance capital lease obligation during the second quarter of 2004. Interest expense for the nine months ended September 30, 2004 was $365 million compared to $439 million for the same period in 2003. Interest expense decreased primarily as a result of the repayment of the $1.125 billion Senior Secured Credit Facility during the fourth quarter of 2003, the conversion of $480 million of Junior Convertible Subordinated Notes into Level 3 common stock in the second quarter of 2003, reduced interest charges on debt repurchased or converted to equity during or after the second quarter of 2003, and the extinguishment of the Allegiance capital lease obligation noted above. This decrease was partially offset by the issuance of $500 million of 10.75% Senior Notes due 2011 and $208 million of 9% Convertible Senior Discount Notes due 2013 in the fourth quarter of 2003.

        Other, net was a loss of $3 million in the third quarter of 2004 mainly as a result of losses on the sale of non-operating assets. For the corresponding period in 2003, other, net is primarily comprised of induced conversion expenses of $9 million incurred when $13 million of convertible securities were converted to equity, $2 million of gains on the extinguishment on debt and $2 million of gains on the sale of non-operating assets.

        Other, net was a gain of $181 million and a loss of $104 million for the nine months ended September 30, 2004 and 2003, respectively. The Company recognized a gain of $147 million on the extinguishment of the Allegiance capital lease obligation in the second quarter of 2004. The Company also recognized a gain of $23 million on the sale of Commonwealth Telephone common stock and $8 million from gains on sale of excess communications assets during the first quarter of 2004. For the nine months ended September 30, 2003, the Company recorded a gain of $70 million from the sale of "91 Express Lanes" toll road and induced conversion expenses of $199 million associated with the 9% Junior Convertible Subordinated Notes and the conversion discussed above.

        Income Tax Expense for the first nine months of 2004 was $2 million compared to a benefit of $12 million for the same period in 2003. The expense is attributable to state income taxes for the coal business and foreign jurisdictions of the Software Spectrum business. The benefit realized in 2003 was due to the successful resolution of certain federal tax audits and other state tax issues.

        Income from Discontinued Operations was $3 million and $1 million for the three and nine months ended September 30, 2003, respectively, and is attributable to the information service's contact services business and the MFON business, both of which were sold in 2003. Income for the nine months ended September 30, 2003, includes a loss of $9 million on the sale of the contact services business offset by $6 million and $2 million of operating income from the MFON business and contact services business, respectively, recorded as discontinued operations.

        Cumulative Effect of Change in Accounting Principle of $5 million resulted from the adoption of SFAS No. 143 as of January 1, 2003. The $5 million reflects the net change in the previously accrued reclamation liability attributable to the Company's coal operations.

Financial Condition—September 30, 2004

        Cash flows provided by (used in) continuing operations for the nine months ended September 30 are as follows (dollars in millions):

	Nine Months Ended September 30,
	2004	2003
Communications**	$(80)	$(66)
Information Services	30	57
Other	(3)	4

Total	$(53)	$(5)

**
Includes interest expense, net of interest income

        The decrease in communications operating cash flows for the nine months ended September 30, 2004 as compared to the same period in 2003 is primarily attributable to lower operating results after excluding the effects of non-cash termination revenue and settlement of reciprocal compensation. Partially offsetting this decline were improvements in cash provided by working capital, specifically, accounts receivable. The Company's contractual terms and conditions permit Level 3 to bill the customer at the beginning of the service period. The vast majority of customer contracts acquired in the Genuity transaction require billings to be made at the end of the service period, or in arrears. As a result, the receivables for the communications business increased significantly at September 30, 2003 as compared to the receivable balance at December 31, 2002. Accounts receivable for the communications business increased in 2004 as a result of the ICG transaction and receivables attributable to reciprocal compensation revenue and dark fiber contracts.

        For the nine months ended September 30, 2003, the net fluctuations in working capital items, specifically, the changes in accounts receivable, accounts payable, other current assets and deferred revenue, provided approximately $60 million of cash from operating activities for the information services business. For the same period in 2004, the net fluctuations in these accounts resulted in a small use of cash. In 2003 and 2004, the Company has been able to lower its "days sales outstanding" metric to a level where it approximates the payment terms provided by the Company's vendors. An increase in Adjusted OIBDA from negative $5 million for the nine months ended September 30, 2003 to $31 million for the nine months ended September 30, 2004 partially offset the decline in cash caused by changes in working capital.

        The decline in operating cash flows for the other businesses is primarily attributable to the payment of state tax obligations in 2004 for which liabilities had previously been recorded, partially offset by higher operating income, including the insurance proceeds received in the third quarter of 2004.

        Investing activities in 2004 include $410 million used to purchase marketable securities, less $20 million of maturities, $202 million used for gross capital expenditures, primarily in the communications business, and $30 million for the acquisition of ICG's wholesale dial access business.

Partially offsetting these activities were $41 million and $19 million of proceeds from the sale of Commonwealth Telephone and property, plant and equipment, respectively, in the first nine months of 2004. In addition, the Company was able to reduce its restricted securities by approximately $20 million during 2004, primarily through negotiations with is financial institutions. For the first nine months of 2003 Level 3 used $144 million to purchase substantially all the assets of Genuity and $142 million for gross capital expenditures. The Company also received cash proceeds in 2003 of $46 million from the sale of the "91 Express Lanes" and $51 million from the sale of property, plant and equipment and other assets in 2003.

        Financing activities in 2004 and 2003 consisted of payments of $77 million and $29 million, respectively, on capitalized leases assumed in the Genuity transaction and payments for its GMAC commercial mortgage and other debt. Financing activities in 2003 also consisted of $361 million of proceeds from the issuance of 2.875% Convertible Senior Notes. In addition, the Company received $3 million of proceeds from the exercise of stock options in 2003. The Company's current portion of long term debt increased in the second quarter of 2004 as the remaining balance of the GMAC commercial mortgage is due on June 30, 2005.

        Software Spectrum sold its contact services business in 2003. The contact services business provided $9 million of cash for the first nine months of 2003, including $4 million of net proceeds from the sale of the business. The remaining $8 million of cash flows from discontinued operations in 2003 was attributable to the MFON business acquired in the Genuity transaction and sold in the fourth quarter of 2003.

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

        The Company does not have any significant principal amounts due on its outstanding debt (excluding capitalized leases and a mortgage) until 2008. In 2004, the Company expects to pay in cash, based on debt levels at September 30, 2004, $406 million of interest expense.

        Level 3 has approximately $856 million of cash and marketable securities on hand at September 30, 2004. During the second quarter of 2004, the Company purchased longer-term U.S. government securities to take advantage of the yield curve. As a result, the Company has reflected $225 million and $164 million of marketable securities as current and noncurrent assets, respectively, on the September 30, 2004 consolidated balance sheet. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.

        The Company estimates that its current liquidity and cash flows provided by operating activities will be sufficient to operate the business and will not require additional sources of financing. Cash flows from operating activities will fluctuate in 2004 and will be a function of revenue growth from existing and new services, the Company's management of network, selling, general and administrative, and capital expenditures, fluctuations in working capital and expected improvements in the operating performance of Software Spectrum due to the restructuring efforts made in 2003. The Company's previous debt and equity offerings have given the Company the ability to develop its business. However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business the Company, in January 2001, filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $2.3 billion of additional securities to fund its business, although there can be no assurance that the Company could raise such amounts on acceptable terms or at the time the funding is necessary.

        On October 29, 2004, Level 3 commenced tender offers to purchase for cash up to $450 million aggregate principal amount of the series of its debt securities due in 2008 pursuant to the terms described in the table below. The tender offers are scheduled to expire on November 29, 2004, unless extended or terminated early. For those holders that tender their notes on or before November 12, 2004, and are accepted for purchase, the holders will receive, in addition to the tender consideration, an early tender payment also as set forth in the table below. For those note holders tendering notes after November 12, 2004, and that are accepted for purchase, the holders will receive only the tender consideration. Accrued interest up to, but not including, the settlement date will be paid in cash on all validly tendered and accepted notes.

Title of Security	Principal Amount Outstanding	Maximum Offer Amount	Acceptance Priority Level	Tender Offer Consideration	Early Tender Payment	Total Consideration
9 1/8% Senior Notes due 2008	$1,203,652,000	$450,000,000	1	$837.50	$20.00	$857.50
11% Senior Notes due 2008	$362,036,000	$362,036,000	2	$867.50	$20.00	$887.50
10 1/2% Senior Discount Notes due 2008	$409,462,000	$409,462,000	3	$837.50	$20.00	$857.50
10 3/4% Senior Euro Notes due 2008	€320,826,000	€320,826,000	4	€830.00	€20.00	€850.00

        Level 3 intends to fund the purchase of the notes with net proceeds from borrowings under a proposed new senior secured credit facility expected to mature in 2011, and may or may not also fund purchases pursuant to the offers with proceeds from new issuances of debt or equity securities or cash on hand. Under the terms of the tender offers, the obligation to accept the notes for purchase is conditioned on the receipt by Level 3 Financing, Inc., a Level 3 wholly owned subsidiary, of at least $400 million under the aforementioned proposed new senior secured credit facility.

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

        Level 3 is aware that the various issuances of its outstanding senior notes, senior discount notes and convertible subordinated notes may trade at discounts to their respective face or accreted amounts. In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, and extend debt maturity dates, Level 3 or its affiliates may, from time to time, enter into debt for debt, debt for equity or cash transactions to purchase these outstanding debt securities in open market or privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to shareholders. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

        Current economic conditions of the telecommunications and information services industry, combined with Level 3's financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices in addition to the ICG and Sprint transactions described below. Level 3 continues to evaluate these opportunities and could make additional acquisitions in 2004.

        On April 1, 2004, the Company acquired the wholesale dial access customer contracts of ICG Communications, Inc. ("ICG"). The Company agreed to pay approximately $35 million in cash to acquire the contracts and related equipment, which provides dial-up Internet access to various large customers and other leading ISPs. The terms of the agreement required Level 3 to pay $25 million at closing and additional payments of $5 million on both July 1, 2004 and October 1, 2004. The purchase price was subject to post-closing adjustments, but those adjustments were not material. Level 3 plans to migrate the traffic from the customer contracts acquired from ICG onto its own network infrastructure and expects to be substantially complete by the end of 2004.

        On October 1, 2004, the Company acquired the wholesale dial Internet access business of Sprint Communications Company, L.P. Level 3 paid $34 million in cash to acquire the business, which provides dial-up Internet access to leading ISPs throughout the United States. Level 3 and Sprint have entered into a transition services agreement for the migration of customers onto the Level 3 network, which Level 3 expects to complete in mid-2005. During the migration period, until such time as a customer contract is assumed or assigned, amounts received for services provided by Sprint are accounted for as a reduction in purchase price as opposed to revenue. Level 3 expects the acquired business to generate positive cash flow from operations in 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of September 30, 2004, the Company had borrowed $117 million under a commercial mortgage. Amounts drawn on the debt instrument bear interest at the alternate base rate or LIBOR rate plus an applicable margin. As the alternate base rate and LIBOR rate fluctuate, so too will the interest expense on amounts borrowed under the mortgage. The interest rate on the remaining variable rate instrument of $117 million at September 30, 2004, was approximately 4.27%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 5.27%) would increase annual interest expense of the Company by approximately $1.2 million. The commercial mortgage is due on June 30, 2005 limiting the interest rate risk. At September 30, 2004, the Company had $5.06 billion of fixed rate debt bearing a weighted average interest rate of 9.12%. A decline in interest rates in the future will not benefit the Company due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums. The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash.

        The Company's business plan includes operating a telecommunications network and information services business in Europe. As of September 30, 2004, the Company had invested significant amounts of capital in the region for its communications business. The Company issued €800 million (€425 million outstanding at September 30, 2004) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of September 30, 2004, the Company held enough foreign denominated currency to fund its immediate working capital obligations and interest payments on its Euro denominated debt for the next 18 months. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations. Foreign exchange rate fluctuations in 2004 have not had a material effect on Level 3's results of operations and financial position. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

        The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4. Controls and Procedures

        (a)   Disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)   Internal controls.    There was no change in Level 3's internal controls over financial reporting that have occurred during the third quarter 2004 that has materially affected or is reasonably likely to materially affect, Level 3's internal controls over financial reporting.

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

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
On October 22, 2004, the Company filed a Current Report on Form 8-K, as amended relating to an unconditional, unsecured guaranty provided by Level 3 Communications, LLC relating to Level 3 Financing, Inc.'s 10.75% Senior Notes due 2011.

  On November 2, 2004, the Company filed a Current Report on Form 8-K relating to the commencement of tender offers to purchase for cash up to $450 million aggregate principal amount of the series of its debt securities due 2008.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.
Dated: November 8, 2004	/s/ ERIC J. MORTENSEN Eric J. Mortensen Senior Vice President, Controller and Principal Accounting Officer