Form 10-K
period 2004-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2005-03-16
CIK 794323

Use these links to rapidly review the document
Table of Contents
LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒

        As of June 30, 2004 the aggregate market value of common stock held by non-affiliates of the registrant approximated $1.55 billion based upon the closing price of the common stock as reported on the Nasdaq National Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	688,776,596 as of March 2, 2005

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

Portions of the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are
incorporated by reference into Part III of this Form 10-K

i

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

        These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent Level 3 from achieving its stated goals include, but are not limited to, the Company's failure to:

  •
  develop new products and services that meet customer demands and generate acceptable margins;

  •
  increase the volume of traffic on Level 3's network;

  •
  overcome the softness in the economy given its disproportionate effect on the telecommunications industry;

  •
  integrate strategic acquisitions;

  •
  attract and retain qualified management and other personnel;

  •
  successfully complete commercial testing of new technology and information systems to support new products and services, including voice transmission services;

  •
  ability to meet all of the terms and conditions of the Company's debt obligations;

  •
  overcome Software Spectrum's reliance on financial incentives, volume discounts and marketing funds from software publishers;

  •
  reduce downward pressure of Software Spectrum's margins as a result of the use of volume licensing and maintenance agreements; and

  •
  reduce rate of price compression on certain of the Companies existing transport and IP services.

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

ITEM 1. BUSINESS

        Level 3 Communications, Inc. through its operating subsidiaries, engages primarily in the communications and information services businesses. References to Level 3 or the Company refer to Level 3 Communications, Inc. and its subsidiaries unless the context requires otherwise.

        The Company is a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. The Company has created, generally by constructing its own assets, but also through a combination of purchasing and leasing facilities, the Level 3 network—an advanced, international, facilities based communications network. The Company has designed Level 3's network to provide communications services, which employ and leverage rapidly improving underlying optical and Internet Protocol technologies.

        Market and Technology Opportunity. The Company believes that ongoing technology advances in both Internet Protocol and optical technologies have been revolutionizing the communications industry. The Company also believes that these advances have, and will continue to, facilitate decreases in unit costs for communications service providers that are able to most effectively leverage these technology advances. Service providers that can effectively leverage technology advances and reduce unit costs will be able to offer lower prices, which, the Company believes, will drive substantial increases in the demand for communications services. The Company believes there are two primary factors that are continuing to drive this market dynamic:

  •
  Rapidly Improving Technologies. Over the past few years, both Internet Protocol and optical based networking technologies have undergone extremely rapid innovation, due, in large part, to market based development of underlying technologies. This rapid technology innovation has resulted in both an improvement in price-performance for optical and Internet Protocol systems, as well as rapid improvement in the functionality and applications supported by these technologies. For example, these improvements are enabling Voice-over-IP services or VoIP to begin to challenge traditional telephone network or PSTN services. The Company believes that this rapid innovation will continue well into the future across a number of different aspects of the communications marketplace.

  •
  High Demand Elasticity. The Company believes decreases in communications services costs and prices causes the development of new bandwidth-intensive applications, which, over time, drive even more significant increases in bandwidth demand. In addition, communications services are direct substitutes for other, existing modes of information distribution such as traditional broadcast entertainment and distribution of software, audio and video content using physical media delivered over motor transportation systems. The Company believes that as communications services improve more rapidly than these alternative content distribution systems, significant demand will be generated from these sources. The Company believes that high elasticity of demand from both these new applications and the substitution for existing distribution systems will continue for the foreseeable future. The Company believes that while high demand elasticity will be manifested over time, government regulation and communications supply chain inefficiencies may cause realization of demand to be delayed.

    In connection with the Company's belief that communications services are direct substitutes for existing modes of information distribution, during 2002, the Company completed the acquisitions of CorpSoft, Inc., and Software Spectrum, Inc. Today, this business is conducted under the name Software Spectrum, Inc. The Software Spectrum business comprises the substantial portion of the Level 3's information services business.

    Level 3 believes that companies will, over time, seek information technology operating efficiency by purchasing software functionality and data storage as commercial services procured over broadband networks such as Level 3's network or as outsourced services that also utilize a broadband network for delivery to the customer. Level 3 believes that the combination of Level 3's network infrastructure and service development capabilities, and Software Spectrum's expertise in software lifecycle management and marketing, as well as strong customer relationships, will position Level 3 to benefit as companies change the manner in which they buy and use software capability.

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

  •
  Capital Intensity. The rapid improvements in these technologies and the need to move to new technologies more quickly results in shortened economic lives of underlying assets. To achieve improvements in service capabilities and unit cost reductions, service providers must deploy new generations of technology sooner, resulting in a more capital-intensive business model. Those providers with the technical, operational and financial ability to take advantage of the rapid advancements in these technologies are expected to have higher absolute capital requirements, shortened asset lives, rapidly decreasing unit costs and prices, rapidly increasing unit demand and higher cash flows and profits.

  •
  Industry Structure. As a result of the rapid innovation in the underlying technology, the communications industry has been visibly shifting from a utility model to a technology model. Just as in the computing industry, where market based standards and rapid price performance improvements have existed for over 20 years, it is extremely difficult for a single communications company to be best-of-class across a wide variety of disciplines in a rapidly changing environment. Rather, an opportunity exists for companies to focus on areas in which they have significant competitive advantages and develop significant market share in a disaggregated industry structure.

        Level 3's Communications Strategy. The Company is seeking to capitalize on the opportunities presented by significant and rapid advancements in Internet Protocol and optical technologies. Key elements of the Company's strategy include:

  •
  Offer a Comprehensive Range of Communications Services on a Wholesale Basis. The Company provides a comprehensive range of communications services designed to meet the needs of the top global bandwidth customers, that is, customers that are of higher credit quality and have existing demand for the services that the Company sells. These service offerings include: Softswitch based services including managed modem for the dial-up access business, wholesale VoIP component services and consumer oriented VoIP services, Internet Protocol and data services including IP VPNs and broadband transport services such as wavelengths, dark fiber and private line services including transoceanic, backhaul, intercity, metro and unprotected private line services, field technical services and colocation services. The availability of these services varies by location.

    Beginning in 2003, the Company embarked on a program to develop new services that take advantage of the investment that the Company has made in the Level 3 network and that generally target large, existing markets for communications services. Through this effort, the Company has, and continues to seek to increase significantly its addressable market by adding new voice and data services that take advantage of the geographic coverage and cost advantages of Level 3's network. These services include: wholesale VoIP component services; consumer oriented VoIP services that are sold to service providers such as incumbent local exchange carriers, ISPs and broadband cable companies; data services; and additional MPLS based services.

    The Company provides customers with several options for accessing Level 3's intercity network—including its metropolitan networks and colocation facilities. The Company's metropolitan networks enable the Company to connect directly to points of high traffic aggregation. These traffic aggregation facilities are typically locations where Level 3's customers wish to interconnect with Level 3's intercity network. Level 3's metropolitan networks allow the Company to extend its network services to these aggregation points at low costs. As of December 31, 2004, the Company had metropolitan networks totaling approximately 14,560 conduit miles and approximately 792,000 fiber miles in the United States, and approximately 3,580 conduit miles and approximately 155,000 fiber miles in Europe.

    Level 3 believes that providing colocation services on its network attracts communications intensive customers by allowing Level 3 to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third party networks and improved network performance. Therefore, Level 3 believes that controlling colocation facilities in its Gateways provides it with a competitive advantage. Additionally, the Company's metropolitan networks allow it to compete for certain local communications traffic, which constitutes a significant percentage of the communications market. As of December 31, 2004, Level 3 had secured approximately 5.0 million square feet of space for its Gateway and colocation facilities and other technical space and had completed the build-out of approximately 3.3 million square feet of this space.

    For those locations that are not on Level 3's network, the Company works with other network providers to access these customer locations.

  •
  Target Top Global Bandwidth Customers. The Company's primary communications services distribution strategy is to utilize a direct sales force focused on high bandwidth usage businesses. These businesses include incumbent local exchange carriers, established next generation carriers, international carriers also known as PTTs, major ISPs, broadband cable television operators, wireless providers, major interexchange carriers, governments, system integrators, satellite companies, academic consortia and media and entertainment content providers. Providing communications services at continually declining bandwidth costs and prices is at the core of the Company's market enabling strategy since bandwidth generally represents a substantial portion of these businesses' costs. Level 3 includes as wholesale customers those customers that purchase significant amounts of capacity to serve the needs of their customers.

  •
  Sell to End-Users Through Distribution Partners. The Company seeks to expand its addressable market by offering communications services through distribution partners, principally systems integrators. Systems integrators often have significant direct relationships with enterprises.

  •
  Become the Low Cost Provider of Backbone Services Through An Upgradeable Backbone Network. Level 3's intercity and metropolitan networks have been designed to provide high quality communications services at a lower cost. Level 3's network is constructed using multiple conduits and flexible equipment spacing to allow the Company to cost effectively deploy future generations of optical and IP networking components (both fiber and transmission electronics and optronics) and thereby expand capacity and reduce unit costs. In addition, the Company's strategy is to maximize the use of open, non-proprietary interfaces in the design of its network software and hardware. This approach is intended to provide Level 3 with the ability to purchase the most cost effective network equipment from multiple vendors and allow Level 3 to deploy new technology more rapidly and effectively.

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

  •
  Develop Advanced Operational Processes and Business Support Systems. The Company has developed and continues to develop substantial and scalable operational processes and business support system infrastructure specifically designed to enable the Company to offer services efficiently to its targeted customers. The Company believes that these systems offer the Company's customers industry leading performance standards, reduces its operating costs, gives its customers direct control over some of the services they buy from the Company and allows the Company to grow rapidly while minimizing redesign of its business support systems.

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

  •
  Softswitch based Co-Carrier Network. The Company's experience in operating its Softswitch based co-carrier network is combined with a set of infrastructure and other management experiences, which include extensive local interconnection with local exchange carriers, experience in scaling a Softswitch based platform, and an ability to provide seamless interconnection to the PSTN. The Company believes that its extensive co-carrier network and Softswitch infrastructure provides it with a competitive advantage in the emerging Voice-over-IP marketplace.

  •
  Market Neutrality. Although the Company is seeking to expand the size of its addressable market by developing services that are sold to enterprises and consumers, Level 3 does not focus on selling directly to these customers. Rather, Level 3 targets these customers in an indirect manner. As a result, the Company is not in a position where it typically competes with its targeted customer base for these end user customers. The Company believes this positions it to become the vendor of choice for retail service providers looking to fill gaps in their communications service offerings.

  •
  Advanced MPLS Based IP Backbone. Level 3 operates one of the largest international, redundant MPLS based IP networks or backbones. By building and operating its own intercity and metropolitan networks in North America and Europe, the Company is able to provide customers with uniformity in performance across its entire network. Level 3's IP services deliver a broad range of IP transit and network interconnection solutions tailored to meet the varied needs of high bandwidth companies.

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

  •
  Integrated End-to-End Network Platform. Level 3's strategy has been and continues to be to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity networks in North America and Europe. The Company believes that the integration of its metropolitan and intercity networks with its colocation facilities will expand the scope and reach of its on-net customer coverage, facilitate the uniform deployment of technological innovations as the Company manages its future upgrade paths and allow the Company to grow or scale its service offerings rapidly. Level 3 believes that it is the only global communications service provider with the unique combination of large fiber count, multi-conduit metropolitan networks, uniformly deployed multi-conduit intercity networks and substantial colocation facilities.

Level 3's network.

        Level 3's network is an advanced, international, facilities based communications network. Today, the Company primarily provides services over its own facilities. At December 31, 2004, the Company's network encompasses:

  •
  an intercity network covering approximately 18,800 miles in North America;

  •
  leased or owned local networks in 77 North American markets;

  •
  an intercity network covering approximately 3,600 miles across Europe;

  •
  leased or owned local networks in 22 European markets;

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

        In Europe, the Company has completed construction of, its approximately 3,600 route mile fiber optic intercity network with characteristics similar to those of the North American intercity network in a two Ring architecture. During 2000, the Company completed the construction of both Ring 1 and Ring 2 of its European network. Ring 1, which is approximately 1,950 miles, connects the major European cities of Paris, Frankfurt, Amsterdam, Brussels and London and was operational at December 31, 2000. Ring 2, which is approximately 1,650 miles, connects the major German cities of Berlin, Cologne, Dusseldorf, Frankfurt, Hamburg, and Munich. Ring 2 became operational during the first quarter of 2001.

        During 2002, the Company completed an expansion of its European operations to seven additional cities. The additional European cities include: Karlsruhe and Cologne, Germany; Milan, Italy; Zurich and Geneva, Switzerland; Madrid, Spain; and Stockholm, Sweden. The Company's expansion to these additional locations was facilitated through the acquisition of available capacity from other carriers in the region. During 2003, the Company completed an expansion of its European operations to four additional cities. The additional European cities include: Copenhagen, Denmark; Leipzig, Germany; Manchester, England and Vienna, Austria. In addition, during 2004, Level 3 completed an expansion of its European operations to Dublin, Ireland and Prague, Czech Republic.

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

        The Company has built one of the largest MPLS based IP networks in the world and carries as of March 15, 2005, approximately two petabytes of traffic per day.

        Local Market Infrastructure.    The Company's local facilities include fiber optic metropolitan networks connecting Level 3's intercity network and Gateway's to ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, buildings housing communication-intensive end users and Internet peering and transit facilities. Level 3's high fiber count metropolitan networks allow the Company to extend its services directly to its customers' locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks. In addition, at December 31, 2004, the Company had an aggregate of approximately 850 POPs located on Level 3's network in the United States and Europe.

        The Company had secured approximately 5.0 million square feet of space for its Gateway and transmission facilities as of December 31, 2004, and had completed the buildout of approximately 3.3 million square feet of this space. The Company's initial Gateway facilities were designed to house local sales staff, operational staff, the Company's transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate colocation services—that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3's network generally through dual, fault tolerant connections. The Company's newer facilities are typically larger than the Company's initial facilities and were designed to include a smaller percentage of total square feet for the Company's transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet to support colocation services. Availability of these services varies by location.

        As of December 31, 2004, the Company had operational facilities based local metropolitan networks in 27 U.S. markets and nine European markets.

        At March 10, 2005, the Company had a total of 99 markets in service: 77 in the United States and 22 in Europe. In the United States, the Company markets in service include:

Akron	Fort Worth	New Orleans	Salt Lake City
Albany	Hartford	New York	San Antonio
Atlanta	Houston	Newark	San Diego
Austin	Indianapolis	Norfolk, VA	San Francisco
Baltimore	Jacksonville	Oakland	San Jose
Birmingham	Jersey City	Oklahoma City	San Luis Obispo
Boston	Kalamazoo	Omaha	Santa Barbara
Bryan, TX	Kansas City	Orlando	Seattle
Buffalo	Las Vegas	Orange County	Springfield
Charlotte	Little Rock	Philadelphia	St. Louis
Chicago	Long Island	Phoenix	Stamford
Cincinnati	Los Angeles	Pittsburgh	Syracuse
Cleveland	Louisville	Portland	Tampa
Columbus	Manchester	Poughkeepsie	Toledo
Dallas	Memphis	Princeton	Tucson
Denver	Miami	Providence	Tulsa
Des Moines	Milwaukee	Raleigh	Washington, D.C.
Detroit	Minneapolis	Richmond	White Plains
Durham	Nashville	Sacramento	Wilmington
El Paso

        In Europe, the markets in service include:

Amsterdam	Geneva	Milan
Berlin	Hamburg	Munich
Brussels	Karlsruhe	Paris
Cologne	Leipzig	Prague
Copenhagen	London	Stockholm
Dublin	Madrid	Vienna
Dusseldorf	Manchester	Zurich
Frankfurt

Services

        Level 3 offers a comprehensive range of communications services, which currently include the following:

  •
  Softswitch Services. Level 3 pioneered and developed the Softswitch—a distributed computer system that emulates the functions performed by traditional circuit switches—which enables Level 3 to control and process voice and data calls over an Internet Protocol network.

  •
  (3)VoIP EnhancedSM Local. (3)VoIP Enhanced Local service is a VoIP solution that enables broadband cable operators, inter-exchange carriers (IXCs), enhanced service providers, and other companies operating their own switching infrastructure to launch IP-based local and long-distance communications services with features like E-911, directory assistance, and operator services to residential customers via any broadband connection. Wholesale customers can easily offer VoIP services to any consumer with high-speed Internet access—enabling those consumers to make and receive local and long distance phone calls worldwide with either an existing analog touch-tone telephone or a digital IP telephone. This effectively eliminates their need to purchase traditional telephone service. With the purchase of (3)VoIP Enhanced Local service, a customer obtains the essential building blocks required to offer residential VoIP phone service such as network trunking, local numbers, local number portability, E-911, operator assistance, directory listings, and directory assistance. (3)VoIP Enhanced Local service provides these essential components while enabling the voice service provider to retain the flexibility to manage and control end-user features without the time delay to market associated with implementing complex interconnection arrangements.

  •
  HomeToneSM. The Company recently began offering HomeTone, a comprehensive VoIP solution that serves as an alternative to traditional residential local and long distance phone service. HomeTone offers ISPs, broadband providers, and other consumer-facing retailers all the capabilities of (3)VoIP Enhanced Local service combined with the functionality provided by the Level 3 Softswitch to provide a complete consumer voice solution. In addition, HomeTone includes advanced features such as find-me/follow-me and unified messaging that allow end-users to more effectively customize and manage their communications experience. HomeTone provides customers with the ability to offer a full-featured, cost-effective, high-quality local and long distance telephone service to consumers quickly and with minimal upfront costs.

  •
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

  •
  (3)VoIPSM Local Inbound. The Company offers (3)VoIP Local Inbound service, which terminates traditional telephone network or PSTN originated calls to Internet Protocol termination points. Customers, such as Call Centers, Conferencing Providers, and Enhanced Voice Services Providers, can obtain telephone numbers from Level 3 or port-in local telephone numbers that the customer already controls. These local calls are then converted to IP and transported over Level 3's MPLS enabled backbone to a customer's IP voice application at a customer-selected IP voice end point.

    •
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

  •
  Internet Protocol (IP) and Data Services. The Company's IP and Data Services are currently branded (3)CrossRoads® and (3)FlexSM. Level 3 operates one of the largest international, redundant, MPLS based IP networks, or backbones. By building and operating its own intercity and metropolitan networks in North America and Europe, the Company is able to provide customers with uniformity in performance across its entire network. Level 3's Internet Protocol services deliver a broad range of IP transit and network interconnection solutions tailored to meet the varied needs of high-bandwidth companies.

  •
  (3)CrossRoads®. (3)CrossRoads is a high quality and high-speed Internet access service offering. The service is offered in a variety of capacities—100BaseT, GigE, DS-1, DS-3, OC-3 and OC-12, OC-48 and 10 GigE—using a variety of interfaces including Ethernet and SONET.

  •
  (3)FlexSM Network IP VPN. The Company offers (3)Flex Network IP VPN to organizations that are seeking to consolidate IP-based network traffic currently using disparate networks. (3)Flex Network IP VPN allows these customers to accomplish this network consolidation without compromising security and performance. This service allows corporations, government entities, and distributed businesses of any size to replace multiple networks with a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single or converged network. The service allows the customer to achieve this convergence without sacrificing the quality of service or security levels of traditional ATM and Frame Relay offerings. (3)Flex Network IP VPN solutions are designed to support: converged data, video, and voice traffic on a single platform; existing and emerging IP applications; disaster recovery initiatives based on rapid transfer and redundancy; and interconnections with legacy network equipment. (3)Flex Network IP VPN service also features usage pricing through which the customer is charged only for the capacity that is used.

  •
  Transport and Infrastructure Services. The Company's Transport services are branded (3)Link® Inter-City Wavelength, (3)Link® Metro Wavelength, (3)Link® Metro Ethernet, (3)Link® Private Line, (3)HubSM Private Line, and (3)Link® Dark Fiber services.

  •
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

    •
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

    •
    (3)Link® Metro Ethernet. (3)Link Metro Ethernet service provides a high-speed, dedicated, point-to-point Ethernet connection between locations within a metropolitan area based on a WDM infrastructure. GigE and 10 GigE service options are available. Customers can also choose unprotected and protected configurations. The service allows customers to use a single protocol (Ethernet) in the LAN and MAN, use existing Ethernet based equipment, and deploy a solution that eliminates the need to manage a multi-protocol environment.

    •
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

    •
    (3)Link Unprotected Private Line. Level 3 provides this private line service between two locations on a point-to-point, unprotected basis—that is, without any network protection scheme. As (3)Link Unprotected Private Line is offered as an unprotected service, it provides cost advantages when a customer desires to purchase private line capacity without a network protection scheme, for purposes of creating a meshed network or for adding additional capacity or protection to the customer's existing network. Available transmission speeds for this service are either OC-3/STM-1 or OC-12/STM-4.

    •
    Transoceanic Services. Customers may purchase Level 3's transoceanic (3)Link Private Line, (3)Link Unprotected Private Line, and (3)Link Inter-city Wavelength services between any two Level 3 Gateways in Europe and the United States.

    •
    Backhaul Services. Backhaul services provide connectivity between the cable landing stations and Level 3's network. Level 3 offers SONET based private line and wavelength options for backhaul facilities.

    •
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

    •
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

  •
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

    As of December 31, 2004, Level 3 offered (3)Center Colocation service in 73 facilities in 66 markets located in the United States and Europe. Level 3 believes that its ability to offer both metropolitan and intercity communications services to its (3)Center Colocation customers provides it with an advantage over its competitors, because (3)Center Colocation customers often spend a substantial portion of their operating expenses on communications services. This service is typically offered through annual and long-term contracts.

        For a discussion of the Company's communications revenue, please see Management's Discussion and Analysis of Financial Condition and Results of Operations appearing later in this report. Level 3's management continues to review the Company's existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company's focus on delivery of communications and information services and meeting its financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications and information services or with obtaining financial objectives, Level 3 may exit those lines of business or stop offering those services.

Distribution Strategy

        Level 3's communications services sales strategy is to utilize a direct sales force focused on companies with high bandwidth and/or voice requirements. These businesses include incumbent local exchange carriers, established next generation carriers, international carriers also known as PTTs, major ISPs, broadband cable television operators, major interexchange carriers, systems integrators, governments, emerging VoIP service providers, calling card providers, conferencing providers, call centers and media and entertainment content providers. Providing continually declining bandwidth costs to these companies is at the core of Level 3's market enabling strategy.

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

        The Company is also seeking to offer communications services to enterprises and consumers through third party distributor relationships. The Company is focusing these relationship development efforts on those systems integrators, PTTs, ISPs and enhanced service providers that are used by its targeted customers, as many of these companies have significant direct relationships with end users. The Company believes that the gaps in geographic coverage and service offerings that many of these distributors have will present the Company with an attractive means of increasing the addressable market for the Company's communications services.

        The Company is developing new voice services that in addition to its existing voice services target large and existing markets. The Company believes that the efficiencies of Level 3's IP and optical based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks of its competitors. Several other competitors with IP technologies have announced that they will be entering this market as well. While the voice services being launched by Level 3 target a large addressable market, the Company must quickly develop both its capability to market and sell in the voice market and develop the internal systems and processes necessary to support the new services being launched. The market for voice services is large, however it is expected to continue to decline over time as a result of the new low cost IP and optical based technologies.

        For the year ended December 31, 2004, approximately 43% of the Company's sales were to network providers (which includes carriers and broadband access providers), 50% were to service providers (which includes ISPs and web based service providers) and 7% were to end-users. For the year ended December 31, 2004, two customers (determined as a combination of affiliated customers) accounted for more than 10% of the Company's communications services revenue and one customer accounted for more than 10% of the Company's consolidated total revenue. Revenue attributable to Time Warner Inc. and subsidiaries, including America Online, on an aggregate basis, represented approximately 22% of communications revenue and approximately 10% of consolidated revenue and Verizon Communications, Inc. and its affiliates represented approximately 13% of communications revenue. If Level 3 would lose one or more major customers, or if one or more major customers significantly decreased its orders for Level 3 services, the Company's communications business would be materially and adversely affected. For the year ended December 31, 2004, the Company's top 10 communications services customers accounted for approximately 65% of the Company's total communications revenue.

Business Support Systems

        In order to pursue its sales and distribution strategies, the Company has developed and is continuing to develop and implement a set of integrated software applications designed to automate the Company's operational processes. Through the development of a robust, scalable business support system, the Company believes that it has the opportunity to develop a competitive advantage relative to traditional telecommunications companies. In addition, the Company recognizes that for its strategy of also using third party distributors to succeed, Level 3's business support systems will need to be easily accessible and usable by these third party distributors.

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

Interconnection and Peering

        As a result of the 1996 Act, properly certificated companies may, as a matter of law, interconnect with ILECs on terms designed to help ensure economic, technical and administrative equality between the interconnected parties. The 1996 Act provides, among other things, that ILECs must offer competitors the services and facilities necessary to offer local switched services. See "—Regulation."

        As of December 31, 2004, the Company had entered into approximately 160 interconnection agreements. The Company may be required to negotiate new or renegotiate existing interconnection agreements as Level 3 expands its operations in current and additional markets in the future and as existing agreements expire or are terminated.

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

Employee Recruiting and Retention

        As of January 31, 2005, Level 3 had approximately 3,200 employees in the communications portion of its business and information services had approximately 1,300 employees, for a total of approximately 4,500 employees. The Company believes that its success depends in large part on its ability to attract and retain substantial numbers of qualified employees.

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

        As part of its efforts to satisfy the need to attract, retain and motivate the individuals who possess the skills necessary to grow Level 3's business, management and the Compensation Committee of the

Board believe that the Company's compensation philosophy needs to reflect the Company's core beliefs about rewarding its employees. These core beliefs include:

  •
  employee ownership as a demonstration of an economic stake in the Level 3 business that aligns employees' interests with those of our stockholders;

  •
  employees sharing appropriately with investors in the value that their results help to create;

  •
  compensation principles that are broad based and intended to be appropriate across business groups—communications and information services—and within each business group, provide all employees with the opportunity to participate in compensation programs based on the value that they help to create; and

  •
  the creation and maintenance of a work environment that encourages each individual to perform to his or her potential and facilitates cooperation towards shared goals.

        With respect to compensation programs that reflect these core beliefs, the Company believes that short-term financial rewards alone are not sufficient to attract and retain qualified employees. A properly designed long-term compensation program is a necessary component of employee recruitment and retention. In this regard the Company's philosophy is to pay annual cash salary compensation for executives that is moderately less than the annual cash salary compensation paid by competitors and a performance based cash bonus, which, if the Company's goals are met, when added to the annual salary results in a total annual cash compensation that is moderately greater than the total annual cash compensation paid on average by competitors. In addition, employees may, from time to time, receive additional cash bonus compensation relating to the individual employee's contribution to the Company achieving special initiatives or programs.

        The Compensation Committee also believes that a critical component of Level 3's compensation philosophy is having the ability to provide appropriate incentives to employees through a long term incentive program that is tied to stock price performance. The Company currently has two complementary, equity based, long term incentive or LTI programs. The first is an innovative stock- indexed program referred to as the Outperform Stock Option or OSO program, which is administered under the Company's 1995 Stock Plan, as amended. The second is a 401(k) Plan matching contribution in the form of shares of Level 3 common stock equal to up to 7% of eligible earnings or regulatory limits for communications business employees' 401(k) Plan contributions and 50% of Software Spectrum employees 401(K) Plan contributions up to 6% of eligible earnings or regulatory limits. For the year ended December 31, 2004, the Company approved a 2% discretionary grant to eligible employees, to be deposited in their 401(k) Plan accounts. The 1995 Stock Plan, as amended, affords the Compensation Committee flexibility to use a variety of means to provide the appropriate incentives as part of a ong term compensation program. From time to time, the Compensation Committee evaluates the structure of the Company's LTI programs and may make modifications to these programs to reflect the changing needs for the Company to continue to attract, retain and motivate its employees. These changes may be based, in part, on market conditions and the LTI programs of competitors. In addition, not all employees of Software Spectrum are eligible to participate in the OSO program.

        The Company continues to believe that the qualified candidates it seeks, as well as the current employees it wants to retain and motivate, place particular emphasis on equity based, LTI programs. In determining the type of equity based LTI compensation to deliver, Level 3 has historically designed its compensation programs based on the performance of the Level 3 common stock between the date that an award is made and the date that the award is exercised by the employee.

        OSOs are currently designed to provide the Company's employees with the incentive to maximize stockholder value and to reward employees only when the price of the Level 3 Common Stock outperforms the S&P 500® Index between the date of grant and the date that the OSO is exercised.

OSOs generally have a four year life and vest 50% at the end of the first year after grant, with the remaining 50% vesting in four equal quarterly installments so that the OSOs are fully vested by the end of the second year after grant.

        OSOs have an initial exercise price that is equal to the closing market price of the Level 3 Common Stock on the trading day immediately prior to the date of grant. This exercise price is referred to as the Initial Price. When an employee elects to exercise an OSO, the Initial Price is adjusted upward or downward—as of the date of that exercise—by a percentage that is equal to the aggregate percentage increase or decrease in the S&P 500® Index over the period beginning on the date of grant and ending on the trading day immediately preceding the date of exercise of the OSOs.

        Since a core belief of the Company's compensation philosophy is to have employees share appropriately with the Company's stockholders in the value that the employees' efforts creates, the value of the OSO will increase as the price of the Level 3 Common Stock increases relative to the performance of the S&P® 500 Index over time. This increase in value is attributable in part to the use of a "success multiplier.

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

        C-OSO awards were made to eligible employees employed on the date of the grant. The awards were made in September 2000, December 2000 and September 2001. These awards are now fully vested and will expire in full as of September 1, 2005.

        In determining the levels of grants of LTI compensation, the Company has strived to deliver approximately 25 percent of the "outperformance" value of the Level 3 Common Stock to employees. The Compensation Committee defines "outperformance" as the increase in the price of a share of Level 3 Common Stock from the date of grant until the date of exercise, relative to the increase in a broad based, market stock index such as the S&P 500® Index. In addition, the Compensation Committee of the Board has determined that LTI compensation grants by the Company are to be set at levels necessary to control the overall amount of dilution to public stockholders, even in the situation of extreme common stock price appreciation, while maintaining the goal of delivering on average no more than approximately 25 percent of the outperformance to employees.

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

        The Company adopted the recognition provisions of SFAS No. 123 in March 1998 (the effective date of the separation of the Company's former construction business) and amortizes the fair value of the OSO's over their vesting period. The adoption of SFAS No. 123 resulted in non-cash charges to continuing operations of $46 million in 2004, $86 million in 2003, and $181 million in 2002 and will continue to result in non-cash charges to operations for future periods that the Company believes will also be material. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value estimated at the time of grant.

Competition

        The communications industry is highly competitive. A number of factors in recent years have increased the number of competitors in the market. First, the Telecommunications Act of 1996 created opportunities for non-incumbent providers to enter the marketplace. Second, the capital markets responded by making funding more available to new and existing competitors. Third, enthusiasm over the early evolution of the Internet led the capital markets in general to overestimate the rate at which demand for communications services would grow. Finally, the emergence of new IP-based services has created prospects for new entrants with non-traditional business models to compete with legacy providers.

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

        While the long-run structure appears clear, great uncertainty surrounds how the existing competitive landscape will evolve toward this new structure. For example, while a number of next-generation and incumbent providers have entered and emerged from bankruptcy protection, the Company believes these competitors are still operating fundamentally poor business models, have severe resource constraints, and are unlikely to be long-term survivors in their current forms. In addition, the affect of the recently announced transactions between AT&T and SBC Communications and MCI and Verizon is yet to be known. The exact timeframe for the new industry structure to evolve is indeterminable. Until it does, the competitive environment is likely to remain intense.

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

        The Company's primary competitors are long distance carriers, incumbent local exchange carriers, competitive local exchange carriers, PTTs and other companies that provide communications services. The following information identifies key competitors for each of the Company's product offerings.

        The Company's key competitors for its managed modem services are other providers of dial up Internet access including MCI and Qwest. In addition, the key competitors for the Company's voice service offerings are other providers of wholesale communications services including AT&T, MCI, Sprint and certain regional Bell operating companies and competitive local exchange carriers.

        For the Company's IP and Data services, Level 3 competes with companies that include MCI, Sprint, AT&T, Savvis Communications, and Qwest in North America, and Sprint, MCI, France Telecom and Deutsche Telecom in Europe.

        For transport services, Level 3's key competitors in the United States are other facilities based communications companies including AT&T, MCI, Sprint, WilTel Communications, Broadwing Corporation Global Crossing and Qwest Communications. In Europe, the Company's key competitors are other carriers such as PTTs, Telia International, Colt Telecom Group plc, MCI, and Global Crossing.

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

Regulation

  Federal Regulation

        The Federal Communications Commission or the FCC has jurisdiction over interstate and international telecommunications services, among other things. The FCC imposes extensive regulations on common carriers such as incumbent local exchange carriers or ILECs that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as the Company. The FCC permits these non-dominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities and to provide or resell telecommunications services, between the United States and international points. The Company has obtained FCC approval to land its transatlantic cable in the U.S. The Company has obtained FCC authorization to provide international services on a facilities and resale basis. Under the Telecommunications Act of 1996 or the 1996 Act, any entity, including cable television companies, and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the 1996 Act is subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still uncertainty as to what impact it will have on the Company. The 1996 Act is intended to increase competition. The 1996 Act opens the local services market by requiring ILECs to permit competitive carriers to interconnect to their networks at any technically feasible point and requires them to lease certain parts of their networks at FCC-regulated (generally cost based) rates; it also establishes requirements applicable to all local exchange carriers, examples include:

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

  •
  Access to Rights-of-Way.  Requires all ILECs and CLECs and any other public utility that owns or controls poles, conduits, ducts, or rights-of-way used in whole or in part for wire communications, to permit competing carriers (and cable television systems) access to poles, ducts, conduits and rights-of-way at regulated prices. CLEC rates for access to its poles, ducts, conduits and rights-of-way, however, are not regulated.

        Generally speaking, CLEC access to ILEC networks and utility poles are implemented through individual negotiations, which are governed by the 1996 Act and applicable FCC Rules. Under the 1996 Act, CLEC access to ILEC networks is heavily regulated and the rules governing that access have been contentious. Over the past several years, however, the United States Supreme Court has affirmed FCC jurisdiction over ILEC unbundling, certain specific unbundling requirements and the FCC's authority to set the mechanism which governs the rates ILECs may charge for interconnection and unbundling.

        On February 4, 2005, the FCC issued its latest Triennial Review Remand Order which modified the unbundling obligations for ILECs. The FCC removed under certain circumstances an ILEC's unbundling obligations with regard to high capacity local loops and dedicated transport and eliminated the obligation to provide local switching. Under the FCC's new rules, the availability of high capacity loops and transport will depend upon new tests based on the capacity of the facility, the business line density of incumbent wire centers, and the existence of collocated fiber providers in incumbent wire centers. The FCC has requested that the ILECs identify the specific wire centers that will be affected. Until the ILECs respond, and the accuracy of the response is confirmed it is not possible to predict the degree to which the new rules regarding loops and transport will affect us To the limited extent that the Company relies upon unbundled network elements, therefore, the Company cannot at this time assess how the new rules will impact its business.

        The FCC recently released a Notice of Proposed Rulemaking ("NPRM") to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in a defined geographic area from price caps regulation (Phase II pricing flexibility) based on showings of competition. The NPRM tentatively concludes to continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but will undertake an examination of whether the current triggers for pricing flexibility accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of ILEC special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. Given the early phase of the proceeding, the Company cannot predict the impact, if any, the NPRM will have on the Company's network cost structure.

        The 1996 Act also codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation.

        As of August 1, 2001, the Company's tariffs for interstate end user services were eliminated and our tariffs for international interexchange services were eliminated on January 28, 2002. The Company's rates must still be just and reasonable and nondiscriminatory. The Company's state tariffs remain in place. The Company has historically relied primarily on its sales force and marketing activities to provide information to its customers regarding these matters and expects to continue to do so. Further, in accordance with the FCC's orders the Company maintains a schedule of its rates, terms and conditions for its domestic and international private line services on its website at www.level3.com.

        Beginning in June 1997, every RBOC advised CLECs that they did not consider calls in the same local calling area from their customers to CLEC customers, who are ISPs, to be local calls under the interconnection agreements between the RBOCs and the CLECs. The RBOCs claimed that these calls are exchange access calls for which exchange access charges would be owed. The RBOCs claimed, however, that the FCC exempted these calls from access charges so that no compensation is owed to the CLECs for transporting and terminating such calls. As a result, the RBOCs threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, almost all state commissions that have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings have determined that reciprocal compensation is owed for such calls. Reviewing courts have upheld the state commissions in almost all decisions rendered to date on appeal. On February 25, 1999, the FCC issued a Declaratory Ruling on the issue of inter-carrier compensation for calls bound to ISPs. The FCC ruled that the calls are largely jurisdictionally interstate calls, not local calls. The FCC, however, determined that this issue was not dispositive of whether intercarrier compensation is owed.

        That decision was appealed to the D.C. Circuit which held that the FCC had failed to adequately support its conclusions under the requirements of the 1996 Act. On April 18, 2001, the FCC adopted a new order regarding intercarrier compensation for ISP-bound traffic. In that Order, the Commission established a new intercarrier compensation mechanism for ISP-bound traffic with declining rates over a three year period. In addition to establishing a new rate structure, the Commission capped through 2003 the amount of ISP bound traffic that would be "compensable" and prohibited payment of intercarrier compensation for ISP-bound traffic to carriers entering new markets. The April 2001 order was appealed to the D.C. Circuit. On May 3, 2002, the D.C. Circuit found that the FCC had not provided an adequate legal basis for its ruling, and therefore remanded the matter to the FCC. In the interim, the court let the FCC's rules stand. It is unclear when the FCC will issue revised findings in response to the latest remand. On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications ("Core Petition") asking the FCC to forbear from enforcing the rate caps, growth cap, and new market and mirroring rules of the ISP Remand Order. The FCC granted the Core Petition with respect to the growth cap and the new market rules, but denied the Petition as to the rate caps and mirroring rules ("Core Order"). That decision has been appealed to the D.C. Circuit. The FCC has an open rulemaking proceeding to address intercarrier compensation, including compensation for traffic to ISPs.

        Prior to 2004, the Company entered into agreements providing for payment of compensation for terminating ISP-bound traffic with Verizon, in its former Bell Atlantic operating territory, with SBC Corporation for the 13-state operating territory that includes its affiliates Pacific Bell, Southwestern Bell, Ameritech and Southern New England Telephone, and with BellSouth in its nine-state operating territory. The Company also entered into interconnection agreements with Qwest, Cincinnati Bell Telephone, and Sprint that reflect the intercarrier compensation rates adopted by the FCC in its ISP Remand Order in April 2001. Given the general uncertainty surrounding the effect of these decisions, appeals, and the remand, the Company may have to change how it treats the compensation it receives for terminating calls bound for ISP-bound traffic if the agreements under which compensation is paid provides for the incorporation of changes in FCC rules and regulations.

        In May 2004, the Company reached a new interconnection agreement with Bell South that incorporated the terms of the ISP Remand Order. In September 2004, the Company and Verizon amended their existing interconnection agreement to establish intercarrier compensation terms. In late 2003, the Company reached an agreement with SBC continuing payment for the exchange of ISP-bound traffic that could run through the end of 2004. In February 2005, SBC and the Company agreed to successor interconnection agreements which cover the payment for the exchange of ISP-bound traffic.

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

  State Regulation

        The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures. Because the implementation of the 1996 Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services will be introduced.

        State regulatory agencies have jurisdiction when Company facilities and services are used to provide intrastate telecommunications services. A portion of the Company's traffic may be classified as intrastate telecommunications and therefore subject to state regulation. The Company expects that it will offer more intrastate telecommunications services (including intrastate switched services) as its business and product lines expand. To provide intrastate services, the Company generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. The Company currently is authorized to provide telecommunications services in all fifty states and the District of Columbia. In addition, the Company will be required to obtain and maintain interconnection agreements with ILECs where it wishes to provide service. The Company has approximately 160 interconnection agreements with limited terms. The Company expects that it should be able to negotiate or otherwise obtain renewals or successor agreements through adoption of others' contracts or arbitration proceedings, although the rates, terms, and conditions applicable to interconnection and the exchange of traffic with certain ILECs could change significantly in certain cases. The degree to which the rates, terms, and conditions may change will depend not only upon the negotiation and arbitration process and availability of other interconnection agreements, but will also depend in significant part upon state commission proceedings that either uphold or modify the current regimes governing interconnection and the exchange of certain kinds of traffic between carriers. In May 2004, the Company reached agreement on new interconnection agreements with BellSouth in all 9 of the BellSouth states. In September 2004, the Company reached new interconnection agreements with Verizon, and with SBC in February 2005.

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

Regulation of Voice over Internet Protocol (VoIP)

  Federal and State

        Due to the growing acceptance and deployment of VoIP services, the FCC and state public utility commissions are conducting regulatory proceedings that could affect the regulatory duties and rights of entities such as the Company or its affiliates that provide IP-based voice applications. There is regulatory uncertainty as to the imposition of access charges and other taxes, fees and surcharges on VoIP services that use the public switched telephone network. There is regulatory uncertainty as to the imposition of traditional retail, common carrier regulation on VoIP products and services. The FCC has initiated a rulemaking proceeding to consider changes in FCC rules for IP-based voice services. The FCC has indicated that this rulemaking may address, among other things, 911 requirements, disability access requirements, access charges, and universal service requirements. The FCC has begun a separate rulemaking proceeding to consider the obligations of IP-based voice services providers and network providers under the Communications Assistance to Law Enforcement Act, which establishes federal requirements for wiretapping and other electronic surveillance capabilities.

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

        The FCC has sought public comment with respect to the Company's forbearance petition. Under the Communications Act, the FCC must make a decision on the petition within one year of the petition's filing (plus one 90-day extension available at the FCC's discretion) or the petition is deemed granted as a matter of law. On October 21, 2004, the FCC extended the time period in which it can consider the Petition until March 22, 2005. The Company cannot predict the outcome of this proceeding, nor can it anticipate the manner in which the FCC's decision may affect the Company's operations or regulatory obligations.

        On October 18, 2002, AT&T Corporation filed a petition with the FCC requesting a declaratory ruling that calls that originate and terminate on the PSTN, but which may be converted into IP during some part of the transmission, are exempt from access charges under existing FCC rules. On April 21, 2004, the FCC rejected AT&T's Petition, stating that the calls described by AT&T were telecommunications services subject to access charges under existing FCC rules.

        On September 22, 2003, Vonage Holdings Corporation or Vonage filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, or vice versa, are interstate information services not subject to state regulation under the federal Communications Act and existing FCC rules. On November 10, 2004, the FCC adopted an order ruling that Vonage's service was an interstate service not subject to state regulation. The FCC did not rule whether the service was a telecommunications service or an information service under the Act. Appeals have been filed in a number of circuits. The appeals are pending.

        The state public utility commissions are also conducting regulatory proceedings that could impact our rights and obligations with respect to IP-based voice applications. Previously, the Minnesota Public Utilities Commission or MPUC ruled that Vonage's DigitalVoice service was a telephone service under state law, and ordered Vonage to obtain state certification, file tariffs, and comply with 911 requirements before continuing to offer the service in the state. Vonage filed a request in the Federal District Court for the District of Minnesota to enjoin the MPUC's decision. On October 16, 2003, a federal judge granted Vonage's request for an injunction, concluding that Vonage provides an information service immune from state regulation and thereby barring the MPUC from enforcing its decision. On December 22, 2004, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court's judgment on the basis of the FCC's determination that Vonage's service was interstate and noted that the MPUC would be free to challenge the injunction if it or another party prevailed on an appeal of the FCC's Vonage Order.

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

        The Company cannot predict the outcome of any of these petitions and regulatory proceedings or any similar petitions and regulatory proceedings pending before the FCC or state public utility commissions. Moreover, the Company cannot predict how their outcomes may affect the Company's operations or whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon the Company's provision of services related to IP communications.

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

  European Regulation

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

        The United Kingdom was one of the first countries to fully implement the European Union's new framework for electronic communications, which it did by July 25, 2003. At that time, certain provisions of the United Kingdom's Telecommunications Act of 1984 were repealed. Pursuant to that framework, the licensing regime was replaced with a general authorization. The Company's existing licenses were canceled and replaced with a general authorization.

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

        While the Ofcom, the United Kingdom regulator, has established technical standards and interconnection rights for VoIP service providers, it has recently opened a consultation to assess the appropriate allocation of phone numbers to VoIP providers. The Company cannot predict the result of this proceeding and how it will affect its ability to provide services.

        As the Company expands the deployment of its VoIP applications in Europe, it will have to consider the appropriate regulatory requirements for each nation before deploying services.

  Canadian Regulation

        The Canadian Radio-television and Telecommunications Commission, or the CRTC, has jurisdiction to regulate long distance telecommunications services in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the regional telephone companies, bringing significant competition to this industry for both domestic and international long distance services, but also lessening regulation of domestic long distance companies. Resellers, which, as well as facilities based carriers, now have interconnection rights, but which are not obligated to file tariffs, may not only provide transborder services to the U.S. by reselling the services provided by the regional companies and other entities but also may resell the services of the former monopoly international carrier, Teleglobe Canada or Teleglobe, including offering international switched services provisioned over leased lines. Although the CRTC formerly restricted the practice of "switched hubbing" over leased lines through intermediate countries to or from a third country, the CRTC lifted this restriction. The Teleglobe monopoly on international services and undersea cable landing rights terminated as of October 1, 1998, although the provision of Canadian international transmission facilities based services remains restricted to "Canadian carriers" with majority ownership by Canadians. Ownership of non-international transmission facilities are limited to Canadian carriers but the Company can own international undersea cables landing in Canada. The Company cannot, under current law, enter the Canadian market as a provider of transmission facilities based domestic services. In 2003, two committees of the Canadian House of Commons issued conflicting recommendations on whether to lift the foreign ownership restrictions that prohibit carriers like the Company from owning intra-Canadian transmission facilities. If the ownership restrictions are repealed, the Company anticipates that it will be able to expand its operations and service offerings in Canada. Recent CRTC rulings address issues such as the framework for international contribution charges payable to the local exchange carriers to offset some of the capital and operating costs of the provision of switched local access services of the incumbent regional telephone companies, in their capacity as ILECs, and the new entrant CLECs.

        While competition is permitted in virtually all other Canadian telecommunications market segments, the Company believes that the regional companies continue to retain a substantial majority of the local and calling card markets. Beginning in May 1997, the CRTC released a number of decisions opening to competition the Canadian local telecommunications services market, which decisions were made applicable in the territories of all of the regional telephone companies. As a result, networks operated by CLECs may now be interconnected with the networks of the ILECs. Transmission facilities based CLECs are subject to the same majority Canadian ownership "Canadian carrier" requirements as transmission facilities based long distance carriers. CLECs have the same status as ILECs, but they do not have universal service or customer tariff-filing obligations. CLECs are subject to certain consumer protection safeguards and other CRTC regulatory oversight requirements. CLECs must file interconnection tariffs for services to interexchange service providers and wireless service providers. Certain ILEC services must be provided to CLECs on an unbundled basis and subject to mandatory pricing, including central office codes, subscriber listings, and local loops in small urban and rural areas. For a five-year period, certain other important CLEC services must be provided on an unbundled basis at mandated prices, notably unbundled local loops in large, urban areas. ILECs, which, unlike CLECs, remained fully regulated, are subject to price cap regulation in respect of their utility services and these services must not be priced below cost. Interexchange contribution payments are now pooled and distributed among ILECs and CLECs according to a formula based on their respective proportions of residential lines, with no explicit contribution payable from local business exchange or directory revenue. CLECs must pay an annual telecommunications fee based on their proportion of total CLEC operating revenue. All bundled and unbundled local services (including residential lines and other bulk services) may now be resold, but ILECs need not provide these services to resellers at wholesale prices. Transmission facilities based local and long distance carriers (but not resellers) are entitled to colocate equipment in ILEC central offices pursuant to terms and conditions of tariffs and intercarrier agreements. Certain local competition issues are still to be resolved. The CRTC has ruled that resellers cannot be classified as CLECs, and thus are not entitled to CLEC interconnection terms and conditions. The CRTC conducted a proceeding in 2004 to review issues relating to the introduction of VoIP technology. A decision is expected in 2005. The CRTC has expressed a number of preliminary views about how it proposes to regulate VoIP services including the view that VoIP services (and service providers) should be regulated according to the CRTC's existing rules. If the preliminary views are confirmed, then the rules for VoIP-based services will depend on the category of service provider (ie., ILEC, CLEC or reseller), the nature of the service and the geographic area in which the service is provided.

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

        Through its Software Spectrum subsidiaries, collectively Software Spectrum, the Company is a global business-to-business software services provider with sales locations and operations located in North America, Europe and Asia/Pacific. Software Spectrum primarily sells software through licensing agreements, or right-to-copy arrangements, and full-packaged software products. Software Spectrum has established supply arrangements with major software publishers, including Adobe Systems, Citrix Systems, Computer Associates, IBM, McAfee, Microsoft, Novell, Sun Micro, Symantec and Trend Micro. Software Spectrum markets a full array of software titles for managing, enabling and securing business enterprises. The software products offered by Software Spectrum include all major desktop productivity applications, server platforms, operating systems and wireless applications, including strategic product categories for security storage and Web infrastructure.

        Software Spectrum's strategy is to achieve industry-leading Adjusted OIBDA margins by building best-in-class operational capability and to leverage its global infrastructure to expand its product offerings and customer base while continuing to provide a high level of customer service. Software Spectrum controls its costs by centralizing its administrative and customer service operations while utilizing a geographically-dispersed field sales force strategically located in major business markets worldwide. The majority of Software Spectrum's revenue is derived from sales to large organizations, including Fortune 500® and Fortune Global 500® companies, as well as thousands of mid-sized customers from many industries.

        Through its global sales force and sales engineers, Software Spectrum provides software licenses and related services to large and mid-sized organizations, including companies in the Fortune 500® and Fortune Global 500® rankings. Software Spectrum concentrates on building and expanding these relationships through personal sales contacts made throughout major global computing markets. Through its strategically-located, centralized operations centers in North America, Europe and Asia/Pacific, Software Spectrum supports the global marketing efforts of its sales force.

        Software Spectrum's Internet Web site, www.SoftwareSpectrum.com, includes an e-commerce business center which helps customers meet their total procurement, asset management, reporting, standards-management and order-tracking needs. SoftwareSpectrum.com also provides customers the option of obtaining their software electronically. In addition, Software Spectrum partners with its customers on e-procurement platform implementations with providers such as Ariba, Oracle, Perfect Commerce and SAP. See "Sales and Marketing."

        Software Spectrum adapts its product-related services to specific customer requests, consults with customers on developing strategies to efficiently select, purchase and manage the customer's investment in software and manages the accurate and timely delivery of products. Software Spectrum provides its customers with information on, advice regarding and assistance with the wide range of available software choices through its marketing, sales and technical staff. For customers electing to standardize desktop software applications or otherwise take advantage of right-to-copy arrangements, Software Spectrum provides licensing agreement services and support. Under licensing agreements, Software Spectrum acts as a designated service provider to sell software licensing rights that permit customers to make copies of a publisher's software program from a master disk and distribute this software within a customer's organization for a fee per copy made. Maintenance agreements entitle customers to updates and upgrades of covered products during the term of the Agreement, typically three years following the software purchase. By utilizing licensing agreements, customers are able to consolidate their worldwide purchases and acquire software under a single master agreement for a given publisher from a global supplier such as Software Spectrum. Increasingly, customers are electing to use enterprise-wide licensing agreements, which give the customer the right to use a particular suite of products offered by a publisher on all desktops across its enterprise. Software Spectrum's licensing consultants can assist customers in selecting the most advantageous form of licensing available based on specific needs or constraints. Among its other services, Software Spectrum offers on-site consultants for large corporations, who provide software selection assistance, software asset management and determination of price and availability of hard-to-find software products.

        Software Spectrum serves an important role in the software industry by providing a service-oriented and cost-effective means for software publishers to market, sell, distribute and provide support for their products. The services provided by Software Spectrum assist publishers by building product awareness, marketing products directly on behalf of publishers to businesses and other organizations. Software Spectrum is also instrumental in the selection, design and implementation of licensing programs for its customers. Software Spectrum believes that maintaining its relationships with software publishers is important to Software Spectrum's future growth and profitability. Software Spectrum often will coordinate product introductions and marketing programs with publishers, which may involve joint regional product seminars and cross-selling of selected complementary products. By providing pre-sales services and marketing support, Software Spectrum can obtain competitive discounts from many software publishers, avail itself of marketing funds provided by major publishers and work closely with publisher personnel on various marketing and selling matters such as the introduction of new products, programs and related service opportunities.

        In January 2005, Software Spectrum launched sales of Media Plane™, a software asset management integration platform that enables IT organizations to gain control of their software assets, thereby saving money and ensuring software compliance. Software Spectrum developed the Media Plane platform after having observed in its primary software reselling business that, in spite of investing in software asset management tools, its customers still make unnecessary purchases, go out of compliance with software licenses, are slow to distribute software to their employees, and do not feel that they are in control of their software environment. The Media Plane platform focuses companies on the complexity of managing entitlements to software licenses. In so doing, the Media Plane platform helps companies determine who is entitled to purchase or use a software license, the right media for a license entitlement, how to access the software, how to entitle users, groups and the enterprise to receive the software, and how to manage entitlements going forward. The Media Plane platform integrates with internal company processes and other asset management technology to allow companies to more efficiently purchase, deploy and manage their software assets.

        Software Spectrum continues to sell most software to its customers through licensing agreements, including enterprise-wide licensing arrangements. For the year ended December 31, 2004, sales through licensing agreements represented approximately 80% of software sales of Software Spectrum. Because individual software packages and documentation may not be provided to each user, and due to volume pricing incentives and lower distribution costs, customers utilizing licensing agreements can purchase licenses for software at a lower cost than by purchasing individual shrink-wrapped software packages. Under licensing agreements, multinational customers can consolidate their worldwide volume software purchases under a single master agreement for a given publisher. Software Spectrum's ability to sell software globally through these programs is a key factor in its global expansion.

        Software Spectrum's North American operations are based in Dallas, Texas, and Software Spectrum also maintains a product center located in Spokane, Washington. Software Spectrum's European operations are based in Munich, Germany, and Software Spectrum also maintains offices in Holland, Belgium, France, Italy, Spain, Sweden, and the United Kingdom. Software Spectrum's Asia/Pacific headquarters is located in Sydney, Australia. Software Spectrum also has offices in Singapore and Hong Kong. In Japan, Software Spectrum operates through a company named Uchida-Spectrum, Inc.

        With centralized operations centers in North America, Europe and Asia/Pacific, Software Spectrum is able to serve the major computing technology markets around the world. Today, Software Spectrum provides software or fulfillment services to customers located in approximately 170 countries, invoices customers in many local currencies and provides consolidated worldwide reporting for its customers.

Product Services

        Licensing, Procurement and Deployment Services.    Software Spectrum's customers can purchase software applications in a number of different ways. Licensing agreements, or right-to-copy agreements, allow a customer to either purchase a license for each user in a transaction based process or track and periodically report its software copies, paying a license fee for each copy made. Software Spectrum sells, supports and services the various licensing arrangements currently utilized by software publishers. For customers, the overall cost of using one of these methods of acquiring software may be substantially less than purchasing shrink-wrapped, full-packaged software products.

        Because each software publisher has chosen a different set of procedures for implementing licensing agreements, businesses are faced with a significant challenge to sort through all the alternatives and procedures to ensure that they are utilizing the appropriate agreements, complying with the publishers' licensing terms and properly reporting and paying for their software licenses. Certain publishers offer licensing programs that reduce the reporting and compliance burden facing customers. Software Spectrum supports these licensing programs by requiring annual customer payments over a two- to three-year term, provided the customer agrees to standardize certain applications within its organization. In order to address the wide range of procurement choices available to its customers, Software Spectrum provides information, analysis, advice and assistance to its customers relating to their procurement decisions and negotiations through its team of licensing consultants as well as by means of Software Spectrum's marketing and sales staff and through its publications. See "Publications" and "Sales and Marketing."

        Increasingly, large corporate customers are electing to standardize desktop applications and coordinate their enterprise-wide computer management responsibilities. In response to this trend, publishers have developed enterprise-wide licensing agreements, which simplify the terms, conditions and administration of licensing arrangements and provide the customer with more predictable annual costs. Software Spectrum works closely with its customers to educate them regarding the options available under licensing agreements and has developed the systems needed to provide the global integration and reporting required under these programs.

        The majority of new Microsoft enterprise-wide licensing arrangements are priced, billed and collected directly by Microsoft. Software Spectrum provides sales and support services related to these transactions, and earns a service fee directly from Microsoft for these activities.

        Software Spectrum's sales representatives and licensing specialists are trained to provide customers with advice in the evaluation of the various licensing programs offered by publishers. In addition to Software Spectrum's extensive experience in dealing with licensing agreements, it has continued to invest in technology based systems to support the special requirements necessary to service licensing agreements for its customers. Software Spectrum's client/server based system provides individualized customer contract management data, assists customers in complying with licensing agreements and provides customers with necessary reporting mechanisms.

        To help customers develop or improve their software management programs, Software Spectrum provides white papers and consulting advice to its customers to allow customers to effectively utilize the benefits associated with licensing programs. Software Spectrum provides its customers with a methodology for evaluating their individual software management process and analyzing issues in implementing the licensing programs offered by various publishers. The advice available from Software Spectrum is designed to assist the customer in implementing its software management plan, including internal distribution services, communicating with end-users, reporting and compliance under licensing agreements.

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

        The majority of customers who have elected to purchase software licenses through licensing agreements have also purchased software maintenance, which allows customers to receive new versions, upgrades or updates of software products released during the maintenance period in exchange for a specified annual fee, which may be paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously-published software that improve or enhance certain features of the software and/or correct errors found in previous versions. Customers that have elected not to purchase maintenance agreements are still able to upgrade multiple units of specific products through Software Spectrum for a separate fee. Software Spectrum assists publishers and customers in tracking and renewing these agreements.

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

        E-procurement.    Software Spectrum participates in the electronic procurement arena in two primary ways: through www.SoftwareSpectrum.com and through its Electronic Business-to-Business Partner Program or e-B2B Partner Program. Software Spectrum also maintains a suite of Internet based tools that enable customers to manage their software procurement. For most of its larger customers, Software Spectrum creates customized electronic product catalogs containing product information and pricing. These catalogs are accessed through search engine functionality, which enables customers to quickly locate products they need. Customers are also able to determine the status of open orders and obtain certain real-time standard reports online. SoftwareSpectrum.com also provides tools which allow customers to restrict purchasing only to pre-approved products or allow an administrator at a customer location to give users within that organization access to the customer's online account, but restrict the level of their activity and the features and options available to them. These e-procurement tools help customers control costs and potentially eliminate the need for enterprise-wide e-procurement systems. Under the e-B2B Partner Program, Software Spectrum partners with e-procurement providers, such as Ariba, Oracle, Perfect Commerce and SAP to support customers' implementations of the various e-procurement platforms in an effort to streamline procurement processes and improve operational efficiencies.

        Publications.    Software Spectrum's customer magazine, In Touch, provides new product information and case studies from existing customers who are implementing the latest products and technologies from the leading software publishers worldwide and offers the latest news and commentary on industry trends and Company sponsored seminars and other technology-related events.

        Software Spectrum prepares and distributes an annual publication, which includes in-depth analysis of various product offerings, called the Licensing and Software Management Guide. This publication provides comprehensive information on the many facets of software licensing. The Licensing and Software Management Guide provides the purchasing requirements and qualification restrictions of the numerous licensing publisher programs. Issues such as concurrent licensing and copying software on home or laptop computers are identified. Because of the potential savings a corporation can realize by utilizing alternative procurement methods, customers have expressed a significant amount of interest in this publication, and it has been made available online at www.softwarespectrum.com.

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

Media Plane™ Platform

        In January 2005, Software Spectrum launched sales of Media Plane™, a software asset management integration platform that enables IT organizations to gain control of their software assets, thereby saving money and ensuring software compliance. Software Spectrum developed the Media Plane platform after having observed in its primary software reselling business that, in spite of investing in software asset management tools, its customers still make unnecessary purchases, go out of compliance with software licenses, are slow to distribute software to their employees, and do not feel that they are in control of their software environment. The Media Plane platform focuses companies on the complexity of managing entitlements to software licenses. In so doing, the Media Plane platform helps companies determine who is entitled to purchase or use a software license, the right media for a license entitlement, how to access the software, how to entitle users, groups and the enterprise to receive the software, and how to manage entitlements going forward. The Media Plane platform integrates with internal company processes and other asset management technology to allow companies to more efficiently purchase, deploy and manage their software assets.

Sales and Marketing

        Software Spectrum sells and markets its products and services to existing and potential customers through its account managers, customer account service representatives and sales engineers, its Internet site, as well as its marketing and support staff. Software Spectrum assigns to account managers specific accounts and/or a specific territory, which generally includes major metropolitan areas in one or more countries, states or provinces. Account managers market the overall services and advantages of using Software Spectrum as the customer's preferred software and services supplier, and they concentrate on generating new customer relationships, maintaining and improving existing customer relationships and increasing the volume of software and services provided to corporate customers. For national and global accounts, several account managers may work with the customer in different parts of North America, Europe and Asia/Pacific, coordinated by a designated national or global account manager. The number of accounts handled by each account manager depends on the relative size of the accounts and the level of service required by each customer within the assigned territory.

        Account managers work directly with senior and mid-level procurement managers and IT managers of existing and potential customers to identify the specific needs of each customer and to facilitate the purchase of software products and services by the customer's organization. Account managers maintain close contact with customers in order to provide them with timely communications and assistance with any special or strategic requests. Account managers are responsible for providing customers with useful and relevant product information to assist the customer in its selection of software available for the desired application, providing customers with information and guidance on software procurement options including licensing agreements, implementation and deployment of software under licensing agreements and planning product presentations and seminars by representatives of Software Spectrum and publishers. Finally, Software Spectrum's account managers have expertise in licensing to work with its customers to provide advice and consultation on licensing programs and to produce detailed customer account analysis and reporting.

        Software Spectrum also assigns a team of customer account service representatives to large product accounts, generally with each customer having a dedicated team member as its primary contact. Customer account service representatives, who are based primarily at Software Spectrum's operations centers, handle all aspects of the day-to-day customer account servicing, including common presale questions, customer order placement, order status inquiries, requests for demonstration products for evaluation and searches for hard-to-find products. They also help customers perform many of these functions directly by guiding them through the variety of options available on Software Spectrum's Web site. This structure enables customer service representatives to develop close relationships with individuals within the customer's organization and to better serve them by being familiar with their account.

        To solicit software business from small to mid-sized organizations, Software Spectrum utilizes field based sales representatives located in major geographic markets. These sales representatives handle the day-to-day customer account servicing for such organizations. While product price and delivery terms are key factors in small to mid-sized organizations, Software Spectrum also provides a broad range of licensing agreement support and services to this category of customers. Initial contact and sales are made typically through field engagement, telephone inquiries, business partner referrals or Web based self-service offerings.

        To support the efforts of its sales and customer account services representatives, Software Spectrum employs a team of sales engineers who have received training from software publishers within an industry segment. Using this training, Software Spectrum's sales engineers advise customers regarding selection of software programs by assisting them in matching the requirements of their technical environments with the various features of available software products.

        Software Spectrum has established relationships with many of the leading electronic procurement companies including Ariba, Oracle, Perfect Commerce and SAP. These e-procurement companies serve a broad base of businesses in many markets and allow Software Spectrum to expand its customer base by opening new customer relationships with little added expense.

Support Systems

        Software Spectrum has developed certain proprietary support systems that facilitate the delivery of products and services to its customers and has invested in technology based systems to support the special requirements necessary to service licensing agreements for its customers. Software Spectrum's customized web based customer service system is written in Microsoft ASP and .NET, provides individualized contract management data, assists customers in complying with the terms of their licensing agreements and provides customers with necessary reporting mechanisms. Using individualized data in this system, in conjunction with Software Spectrum's contract management database, Software Spectrum's representatives can guide a customer through the various purchasing options and assist in administering licensing agreements. The system also provides Software Spectrum's account managers and customer account service representatives with a customer profile, account status, order status and product pricing and availability details.

Products and Distribution

        Software Spectrum markets a full array of software titles for managing, enabling and securing business enterprises. The software products offered by Software Spectrum include all major business programs for the desktop and server environment including strategic product categories for security storage and Web infrastructure. For the year ended December 31, 2004, the top 10 software titles sold by Software Spectrum represented approximately 55% of Software Spectrum's net software sales.

        Software Spectrum has outsourced substantially all of the fulfillment of software for its customers to third-party technology distributors. Under arrangements with such distributors, Software Spectrum obtains distribution services for product purchased directly from the distributors, as well as for odd and hard-to-find product purchased elsewhere by Software Spectrum. Product fulfilled through third-party distributors usually ships the same day Software Spectrum receives the order. As of December 31, 2004, Software Spectrum did not have a significant order backlog.

Customers

        In 2004, Software Spectrum handled approximately 5,600 active customer accounts. Software Spectrum's customer base includes corporations, government agencies, educational institutions, non-profit organizations and other business entities. Sales contracts with large customers for the procurement of products generally cover a one- to three-year period subject to the customers' rights to terminate the contract upon notice. These contracts usually include provisions regarding price, availability, payment terms and return policies. Standard payment terms with Software Spectrum's customers are net 30 days from the date of invoice or net 10 days in the case of summary periodic billings to customers. In 2004, no single customer represented more than 5% of Software Spectrum's revenue, and Software Spectrum's customer base included approximately 293 of the calendar year 2004 Fortune 500 companies and approximately 280 of the Fortune Global 500® companies. Software Spectrum does not believe that the loss of any single customer would have a material adverse effect on its revenue.

Vendors

        Software Spectrum's software sales are derived from products purchased from publishers and distributors. The decision whether to buy products directly from publishers or through distributors is determined on a vendor-by-vendor basis based on publisher requirements, cost, availability, return privileges and demand for a particular product. For 2004, approximately 85% of Software Spectrum's sales, based on revenue, represented products purchased from its ten largest publishers. For the year ended December 31, 2004, products from Microsoft and IBM/Lotus accounted for approximately 58% and 10% of software revenue, respectively.

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

Competition

        The software market is intensely competitive. Software Spectrum faces competition from a wide variety of sources, including software and hardware resellers, manufacturers and large systems integrators. Current competitors from the software and hardware reseller category include ASAP Software, CDW, Insight, SoftChoice and Softwarehouse International. Software Spectrum believes that its global presence and capabilities, licensing expertise, services and systems that support Software Spectrum's business, including Internet services, and knowledgeable, industry-experienced personnel serve to distinguish it from its competitors.

        Competitors also include manufacturers and large systems integrators. These companies compete in the large and mid-size organization markets with marketing efforts. Such competitors include Dell Inc. and Hewlett Packard Corporation, hardware manufacturers that also sell software, and systems integrators such as Compucom Systems, Inc. Many of these companies do have a global presence. Software Spectrum believes its licensing expertise and services, software-focused solutions, custom computing systems specifically designed to support Software Spectrum's business and knowledgeable industry-experienced personnel are differentiating factors in this group of competitors.

        The manner in which software products are distributed and sold is continually changing and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of Software Spectrum, without utilizing services such as those provided by Software Spectrum. In the past, direct sales from many of Software Spectrum's key software publishers to end-users have not been significant, although end-users have traditionally been able to purchase upgrades directly from publishers. From time to time, some publishers have instituted programs for the direct sale of large order quantities of software to major corporate accounts, and Software Spectrum anticipates that these types of transactions will continue to be used by various publishers in the future. Software Spectrum could be adversely affected if major software publishers successfully implement or expand programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the resale channel. Software Spectrum believes that the total range of services it provides to its customers cannot be easily substituted by software publishers, particularly because publishers do not offer the scope of services or product offerings required by most of Software Spectrum's customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to end-users without engaging Software Spectrum to provide value-added services. In addition, the use of licensing agreements by organizations as a method to purchase software has become widely accepted.

Should publishers permit others to sell licensing agreements, or should additional competitors develop the capabilities required to service and support large licensing programs, Software Spectrum's competitive advantage could be negatively impacted. If the resale channel's participation in licensing agreements is reduced or eliminated, or if other methods of distribution of software become common, Software Spectrum's business and financial results could be materially adversely affected. Software Spectrum currently delivers a limited amount of software through electronic software distribution and intends to continue to participate in this method of software distribution as demand for this service by large organizations emerges and as communications technology improvements permit electronic software distribution to be made securely and efficiently. Software Spectrum's continuing investment in e-procurement reflects Software Spectrum's commitment to meeting the changing needs of its customers.

  (i)Structure

        Level 3 currently offers, through its subsidiary (i)Structure, LLC, computer operations outsourcing to customers located primarily in the United States.

        (i)Structure is an information technology, or IT, infrastructure outsourcing company that provides managed computer infrastructure services across z/OS, OS/390, iSeries™, NT/UNIX® and Linux platforms in its data centers located in Omaha, Nebraska and Tempe, Arizona. Additionally, in some cases, (i)Structure operates equipment located on customer premises or in remote data center space, like colocation facilities. The Company enables businesses to outsource costly IT operations and benefit from secure, cost-effective, managed services that scale to meet changing needs.

Services

        The computer outsourcing services offered by the Company include networking and computing services necessary for older mainframe based systems and newer open system environments. The Company provides its outsourcing services to clients that want to focus their resources on core businesses, rather than expend capital and incur overhead costs to operate their own computing environments. (i)Structure believes that it is able to utilize its expertise and experience, as well as operating efficiencies, to provide its outsourcing customers with levels of service equal to or better than those achievable by the customers themselves, while at the same time reducing the customers' cost for such services. (i)Structure recently began establishing customer relationships that focus on managed network services and only incidentally address computing requirements.

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

Sales and Marketing

        (i)Structure's outsourcing sales are relationship oriented. (i)Structure's selling and relationship management organization includes eight Sales Directors and eight Account Managers. In addition, (i)Structure senior management teams are directly involved in new and existing customer relationships. Sales activities are focused on new sales in geographic territories, major accounts, sales to existing customers and channel sales. To support outsourcing sales, (i)Structure partners with companies that provide systems integration and application services. The marketing activities of the Company include: collateral, web marketing, industry conferences and direct marketing programs.

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

  •
  midsize companies or divisions of larger companies such as Hewlett Packard, Acxiom, Infocrossing, and Lockheed; and

  •
  enterprises that maintain their computer processing environments in-house.

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

        During 2002, the Company sold all of its shares of common stock of Commonwealth Telephone in two underwritten public offerings. The Company retained, however, approximately 1.0 million shares of Class B Common Stock of Commonwealth Telephone, which was converted into approximately

1.1 million shares of common stock during the third quarter 2003. In January 2004, the Company sold its remaining shares of common stock of Commonwealth Telephone in a private sale to an institutional investor for approximately $41 million.

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

        The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal in order to produce steam to generate electricity. Essentially all of the sales in 2004 were made under long-term contracts. Approximately 59%, 59%, and 62% of KCP's revenue in 2004, 2003, and 2002, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker) and The Detroit Edison Company (with Decker). KCP has commitments to deliver approximately 16.4 million tons of coal through 2012 under contracts with Commonwealth Edison and Detroit Edison. KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, PacifiCorp, Intermountain Power Agency and Minnesota Power, that provide for the delivery of approximately 11.5 million tons through 2009. The level of cash flows generated in recent periods by the Company's coal operations will not continue because the delivery requirements under certain of the Company's current long-term contracts decline significantly. Under a mine management agreement, KCP pays a subsidiary of PKS an annual fee equal to 30% of KCP's adjusted operating income. The fee for 2004 was $6 million.

        The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 2003, the most recent year for which information is available, KCP's production represented approximately 1% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

        KCP's sales of its western coal, like sales by other western coal producers, typically provide for delivery to customers at the mine. A significant portion of the customer's delivered cost of coal is attributable to transportation costs. Most of the coal sold from KCP's western mines is currently shipped by rail to utilities outside Montana and Wyoming. The Decker and Black Butte mines are each served by a single railroad. Many of their western coal competitors are served by two railroads and such competitors' customers often benefit from lower transportation costs because of competition between railroads for coal hauling business. Other western coal producers, particularly those in the Powder River Basin of Wyoming, have lower stripping ratios (that is, the amount of overburden that must be removed in proportion to the amount of minable coal) than the Black Butte and Decker mines, often resulting in lower comparative costs of production. As a result, KCP's production costs per ton of coal at the Black Butte and Decker mines can be as much as four and five times greater than production costs of certain competitors. Because of these cost disadvantages, there is no assurance that KCP will be able to enter into additional long-term coal purchase contracts for Black Butte and Decker production. In addition, these cost disadvantages may adversely affect KCP's ability to compete for sales in the future.

        The Company is required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 2004 was approximately $7 million. KCP's share of accrued estimated reclamation costs was $92 million at December 31, 2004. The Company did not make significant capital expenditures for environmental compliance with respect to the coal business in 2004. The Company believes its compliance with environmental protection and land restoration laws will not affect its competitive position since its competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of the Company's accruals, could have an adverse effect on the Company's business, results of operations, and financial condition.

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
VoIP	Voice over Internet Protocol
web site	A server connected to the Internet from which Internet users can obtain information.
wireless	A communications system that operates without wires. Cellular service is an example.
world wide web or web	A collection of computer systems supporting a communications protocol that permits multimedia presentation of information over the Internet.
xDSL
A term referring to a variety of new Digital Subscriber Line technologies. Some of these new varieties are asymmetric with different data rates in the downstream and upstream directions. Others are symmetric. Downstream speeds range from 384 Kbps (or "SDSL") to 1.5 to 8 Mbps ("ADSL").

Directors and Executive Officers

        Set forth below is information as of March 15, 2005, about each director and each executive officer of the Company. The executive officers of the Company have been determined in accordance with the rules of the SEC.

Name	Age	Position
Walter Scott, Jr.(1)	73	Chairman of the Board
James Q. Crowe(1)	55	Chief Executive Officer and Director
Kevin J. O'Hara	44	President and Chief Operating Officer
Charles C. Miller, III	52	Vice Chairman and Executive Vice President
Sunit S. Patel	43	Group Vice President and Chief Financial Officer
Thomas C. Stortz	53	Executive Vice President, Chief Legal Officer and Secretary
Sureel A. Choksi	32	Executive Vice President of Level 3 Communications, LLC
Keith R. Coogan	52	Chief Executive Officer of Software Spectrum
Mogens C. Bay(3)(4)	56	Director
Richard R. Jaros(2)(3)	53	Director
Robert E. Julian(2)	65	Director
Arun Netravali(3)	58	Director
John T. Reed(2)(4)	61	Director
Michael B. Yanney(1)(3)(4)	71	Director

(1)
Member of Executive Committee
(2)
Member of Audit Committee
(3)
Member of Compensation Committee
(4)
Member of Nominating and Governance Committee

Other Management

        Set forth below is information as of March 15, 2005, about the following members of senior management of Level 3 Communications, LLC, except as otherwise noted.

Name	Age	Position
Linda J. Adams	47	Group Vice President
Donald H. Gips	44	Group Vice President
Kevin T. Hart	38	Group Vice President
John Neil Hobbs	44	Group Vice President
Joseph M. Howell, III	57	Group Vice President
Michael D. Jones	47	Chief Executive Officer of (i)Structure
Brady Rafuse	40	Group Vice President
Frank Mambuca	40	Group Vice President
Charles Meyers	38	Group Vice President
John F. Waters, Jr.	38	Executive Vice President, Chief Technology Officer

        Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of Peter Kiewit

Sons', Inc. ("PKS") since the split-off. Mr. Scott is also a director of PKS, Berkshire Hathaway Inc., MidAmerican, Inc., Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone") and Valmont Industries, Inc. Mr. Scott is also the Chairman of the Executive Committee of the Board of Directors.

        James Q. Crowe has been the Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was also President of the Company until February 2000. Mr. Crowe was President and Chief Executive Officer of MFS Communications Company, Inc. ("MFS") from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of WorldCom from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996. Mr. Crowe is presently a director of Commonwealth Telephone.

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

        Charles C. Miller, III has been Vice Chairman and Executive Vice President of the Company since February 15, 2001. Mr. Miller was also a director from February 15, 2001 until May 18, 2004. Prior to that, Mr. Miller was President of Bellsouth International, a subsidiary of Bellsouth Corporation from 1995 until December 2000. Prior to that, Mr. Miller held various senior level officer and management position at BellSouth from 1987.

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

        Thomas C. Stortz has been Executive Vice President, Chief Legal Officer and Secretary since February 2004. Prior to that, Mr. Stortz was Group Vice President, General Counsel and Secretary of the Company from February 2000 to February 2004. Prior to that, Mr. Stortz served as Senior Vice President, General Counsel and Secretary of the Company from September 1998 to February 1, 2000. Prior to that, he served as Vice President and General Counsel of Peter Kiewit Sons', Inc. and Kiewit Construction Group, Inc. from April 1991 to September 1998. He has served as a director of Peter Kiewit Sons', Inc., C-TEC, Kiewit Diversified Group Inc. and CCL Industries, Inc.

        Sureel A. Choksi has been Executive Vice President of Services since November 2004, responsible for developing and managing Level 3's communications services. Prior to that, Mr. Choksi was Executive Vice President Softswitch Services from January 2004 and Group Vice President Transport and Infrastructure from May 2003 until January 2004. Mr. Choksi was a Group Vice President and Chief Financial Officer of the Company from July 2000 to May 2003. Prior to that, Mr. Choksi was Group Vice President Corporate Development and Treasurer of the Company from February 2000 until August 2000. Prior to that, Mr. Choksi served as Vice President and Treasurer of the Company from January 1999 to February 1, 2000. Prior to that, Mr. Choksi was a Director of Finance at the Company from 1997 to 1998, an Associate at TeleSoft Management, LLC in 1997 and an Analyst at Gleacher & Company from 1995 to 1997.

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

        Richard R. Jaros has been a director of the Company since June 1993 and served as President of the Company from 1996 to 1997. Mr. Jaros served as Executive Vice President of the Company from 1993 to 1996 and Chief Financial Officer of the Company from 1995 to 1996. He also served as President and Chief Operating Officer of CalEnergy from 1992 to 1993, and is presently a director of MidAmerican and Commonwealth Telephone

        Robert E. Julian has been a director of the Company since March 1998. From 1992 to 1995 Mr. Julian served as Executive Vice President and Chief Financial Officer of the Company. Mr. Julian is the Chairman of the Audit Committee of the Board of Directors.

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

        John T. Reed has been a director of the Company since March 2003. Mr. Reed is also a Director of and a member of the Audit Committee of Bridges Investment Fund, Inc., a mutual fund. Mr. Reed was Chairman of HMG Properties, the real estate investment banking joint venture of McCarthy Group, Inc. from 2000 until February 2005. Prior to that, he was Chairman of McCarthy & Co., the investment banking affiliate of McCarthy Group. Mr. Reed is also a director of McCarthy Group. Prior to joining McCarthy Group in 1997, Mr. Reed spent 32 years with Arthur Andersen, LLP. Mr. Reed is the Chairman of the Nominating and Governance Committee of the Board of Directors.

        Michael B. Yanney has been a director of the Company since March 1998. He has served as Chairman of the Board, President and Chief Executive Officer of America First Companies L.L.C. for more than the last five years. Mr. Yanney is also a director of Burlington Northern Santa Fe Corporation. Mr. Yanney is the Chairman of the Compensation Committee of the Board of Directors.

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

        Kevin T. Hart has been Group Vice President Global Systems Development since January 2005. Prior to that, Mr. Hart was Vice President of Telecommunications, Media & Entertainment at Capgemini (formerly Ernst & Young), a management consulting firms in Dallas, Texas, for over nine years. In that role, he was responsible for the overall growth and direction of the organization's Communications Operations Support Systems, Billing/Business Support Systems and the Network Management Systems service offerings and delivery. Prior to joining Capgemini's management consulting practice, he held the positions of Director of Strategic Planning at International Paper and Manager of Operations at SBC Communications.

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

        Charles Meyers has been Group Vice President of Marketing since December 2003. Prior to that, Mr. Meyers was Group Vice President IP and Data Services from June 2003 to December 2003 and Senior Vice President Global Softswitch Services from August 2001 to June 2003. Prior to that, Mr. Meyers was a partner with Kinetic Ventures, an Atlanta based venture capital firm from March 2000 to May 2001 and a Vice President at Internet Security Systems, a software company in Atlanta from January 1998 to February 2000.

        Frank Mambuca has been Group Vice President, Global Operations since April 2003. Prior to that, Mr. Mambuca was Senior Vice President Global Field Services from January 2001 until April 2003. Mr. Mambuca was also Vice President of North American Field Services from March 1999 until December 2000 and Vice President of Eastern Field Operations from March 1998 until March 1999.

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

        The Board is divided into three classes, designated Class I, Class II and Class III, each class consisting, as nearly as may be possible, of one-third of the total number of directors constituting the Board. As of December 31, 2004, the Class I Directors consist of Walter Scott, Jr., and James Q. Crowe, the Class II Directors consist of Mogens C. Bay, Richard R. Jaros, Robert E. Julian; and David C. McCourt, and the Class III Directors consist of Arun Netravali, John T. Reed and Michael B. Yanney. The term of the Class I Directors will terminate on the date of the 2007 annual meeting of stockholders; the term of the Class II Directors will terminate on the date of the 2005 annual meeting of stockholders; and the term of the Class III Directors will terminate on the date of the 2006 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for three-year terms. The Company's officers are elected annually to serve until each successor is elected and qualified or until his death, resignation or removal. David C. McCourt resigned from the Board effective January 27, 2005. Admiral James O. Ellis Jr., U.S. Navy (Ret.), and Dr. Albert C. Yates, former president of Colorado State University, have been named to the Company's Board of Directors effective March 17, 2005.

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

Section 16(a)—Beneficial Ownership Reporting Compliance

        Except as set forth below, to Level 3's knowledge, no person that was a director, executive officer or beneficial owner of more than 10% of the outstanding shares of Level 3 Common Stock failed to timely file all reports required under Section 16(a) of the Securities Exchange Act of 1934.

        In connection with the distribution of shares of Level 3 Common Stock pursuant to the Company's 1998 Deferred Stock Purchase Plan in 2004, on one occasion a Form 4 reporting such distributions was not timely filed for Messrs. Charles C. Miller, Kevin J. O'Hara, Thomas C. Stortz, Sureel A. Choksi and Eric J. Mortensen. In connection with a quarterly grant of restricted stock to non-employee directors as part of their annual compensation, on one occasion, a Form 4 reporting that grant was not timely filed for Messrs. Mogens C. Bay, Richard R. Jaros, Robert E. Julian, David C. McCourt, Arun Netravali, John T. Reed and Michael B. Yanney. In addition, a Form 4 reporting the indirect acquisition of shares of Level 3 common stock was not timely filed for Mr. Michael B. Yanney.

Employees

        As of January 31, 2005, Level 3 had approximately 3,200 employees in the communications portion of its business and information services had approximately 1,300 employees, for a total of approximately 4,500 employees. The Company believes that its success depends in large part on its ability to attract and retain substantial numbers of qualified employees.

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

Risks Related to Level 3's Business

Communications Group

The prices that Level 3 charges for its services have been decreasing, and Level 3 expects that they will continue to decrease over time and Level 3 may be unable to compensate for this lost revenue

        Level 3 expects to continue to experience decreasing prices for its services as Level 3 and its competitors increase transmission capacity on existing and new networks, as a result of its current agreements with customers which often contain volume based pricing, through technological advances or otherwise, and as volume based pricing becomes more prevalent. Accordingly, Level 3's historical revenue is not indicative of future revenue based on comparable traffic volumes. As the prices for its services decrease for whatever reason, if Level 3 is unable to offer additional services from which it can derive additional revenue or otherwise reduce its operating expenses, Level 3's operating results will decline and its business and financial results will suffer.

        Level 3 also expects, excluding the effects of acquisitions, managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and continued pricing pressures and declining customer obligations under contractual arrangements. Level 3 also expects a significant decline in its DSL aggregation revenue during 2005, as a significant customer of this service is expected to terminate its customer contract effective during 2005.

Level 3's VoIP services have only been sold for a limited period and there is no guarantee that these services will gain broad market acceptance.

        Although Level 3 has sold Softswitch based services since the late 1990's, Level 3 has been selling its VoIP services for a limited period of time. As a result, there are many difficulties that Level 3 may encounter, including regulatory hurdles and other problems that the Company may not anticipate. To date, Level 3 has not generated significant revenue from the sale of its VoIP services, and there is no guarantee that Level 3 will be successful in generating significant VoIP revenues.

The success of Level 3's VoIP services is dependent on the growth and public acceptance of VoIP telephony.

        The success of Level 3's VoIP services is dependent upon future demand for VoIP telephony services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. VoIP networks must continue to improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. VoIP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, Level 3's VoIP services business may not grow.

Failure to complete development, testing and introduction of new services, including VoIP services, could affect Level 3's ability to compete in the industry

        Level 3 continuously develops, tests and introduces new services that are delivered over the Level 3 network. These new services are intended to allow Level 3 to address new segments of the communications marketplace and to compete for additional customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on the conclusion of contract negotiations with vendors and vendors meeting their obligations in a timely manner. In addition, new service offerings, including new Voice-over-IP (or VoIP) services, may not be widely accepted by customers, which may result in the termination of those service offerings and an impairment of any assets used to develop or offer those services. If Level 3 is not able to successfully complete the development and introduction of new services, including new Voice-over-IP (or VoIP) services, in a timely manner, Level 3's business could be materially adversely affected.

Level 3 needs to increase the volume of traffic on its network or its network will not generate profits

        Level 3 must continue to increase the volume of Internet, data, voice and video transmission on Level 3's network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of the Level 3 network. If Level 3 does not maintain its relationship with current customers and develop new large-volume customers, Level 3 may not be able to substantially increase traffic on the Level 3 network, which would adversely affect Level 3's ability to become profitable.

Continuing softness in the economy is having a disproportionate effect on the telecommunications industry

        The downturn in general economic conditions, particularly in the telecommunications services industry, has forced a number of Level 3's competitors and certain customers to file for protection from creditors under bankruptcy laws and to take other extraordinary actions to reconfigure their capital structure. These companies had significant debt servicing requirements and were unable to generate sufficient cash from operations to both service their debt and conduct their businesses. Level 3 has changed its customer base in order to focus on global users of bandwidth capacity, which tend to be more financially viable than certain of Level 3's former Internet start-up customers, and Level 3 has implemented policies and procedures designed to enable it to make determinations regarding the financial condition of potential and existing customers. However, there can be no assurance regarding the financial viability of Level 3's customers or that these policies and procedures will be effective. If general conditions in the telecommunications marketplace remain at current levels for an extended period of time or worsen, Level 3 could be materially adversely affected.

Level 3's communications revenue is concentrated in a limited number of customers

        A significant portion of Level 3's communications revenue is concentrated among a limited number of customers. If Level 3 lost one or more of these major customers, or if one or more major customers significantly decreased orders for Level 3's services, Level 3's communications business would be materially and adversely affected. Revenue from Level 3's two largest communications customers, Time Warner, Inc. and its subsidiaries and Verizon Communications, Inc. and its affiliates, represented approximately 22% and 13% of Level 3's communications revenue for 2004, respectively. America Online, Level 3's largest managed modem customer and an affiliate of Time Warner, Inc., has reduced the number of managed modem ports it purchases from Level 3 by approximately 22% during the third quarter of 2004 with additional port turndowns of approximately 8% occurring in the fourth quarter. Level 3's future communications operating results will depend on the success of these customers and other customers and its success in selling services to them. In addition, revenue attributable to Time Warner Inc. and its subsidiaries, including America Online, amounted, on an aggregate basis, to $373 million for the year ended December 31, 2004, representing approximately 10% of consolidated revenue for Level 3.

        If Level 3 were to lose a significant portion of its communications revenue from either America Online or Verizon, Level 3 would not be able to replace this revenue in the short term and its operating losses would increase, which increase may be significant.

During its communications business operating history, Level 3 has generated substantial losses, which Level 3 expects to continue

        The development of Level 3's communications business required, and may continue to require, significant expenditures. These expenditures could result in substantial negative cash flow from operating activities and substantial net losses for the near future. For the fiscal year ended December 31, 2004, Level 3 incurred a loss from continuing operations of approximately $458 million. Level 3 expects to continue to experience losses, and may not be able to achieve or sustain operating profitability in the future. Continued operating losses could limit Level 3's ability to obtain the cash needed to expand its network, make interest and principal payments on its debt or fund other business needs.

Level 3 will need to continue to expand and adapt its network in order to remain competitive, which may require significant additional funding

        Future expansion and adaptations of the Level 3 network's electronic and software components will be necessary in order to respond to:

  •
  growing number of customers;

  •
  the development and launching of new services;

  •
  increased demands by customers to transmit larger amounts of data;

  •
  changes in customers' service requirements;

  •
  technological advances by competitors; and

  •
  governmental regulations.

        Future expansion or adaptation of Level 3's network will require substantial additional financial, operational and managerial resources, which may not be available at the time. If Level 3 is unable to expand or adapt its network to respond to these developments on a timely basis and at a commercially reasonable cost, its business will be materially adversely affected.

Level 3's need to obtain additional capacity for its network from other providers increases its costs

        Level 3 continues in some part to lease telecommunications capacity and obtains rights to use dark fiber from both long distance and local telecommunications carriers in order to extend the scope of Level 3's network both in the United States and Europe. Any failure by companies leasing capacity to Level 3 to provide timely service to Level 3 would adversely affect Level 3's ability to serve its customers or increase the costs of doing so. Some of Level 3's agreements with other providers require the payment of amounts for services whether or not those services are used. Level 3 enters into interconnection agreements with many domestic and foreign local telephone companies, but Level 3 is not always able to do so on favorable terms.

        Costs of obtaining local service from other carriers comprise a significant proportion of the operating expenses of long distance carriers. Similarly, a large proportion of the costs of providing international service consists of payments to other carriers. Changes in regulation, particularly the regulation of local and international telecommunication carriers, could indirectly, but significantly, affect Level 3's competitive position. These changes could increase or decrease the costs of providing Level 3's services.

Level 3's business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services

        Level 3's business depends on its ability to continue to develop effective business support systems and in particular the development of these systems for use by customers who intend to use Level 3's services in their own service offering. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Business support systems are needed for:

  •
  implementing customer orders for services;

  •
  provisioning, installing and delivering these services; and

  •
  monthly billing for these services.

Because Level 3's business provides for continued rapid growth in the number and volume of services offered, there is a need to continue to develop these business support systems on a schedule sufficient to meet proposed service rollout dates. In addition, Level 3 requires these business support systems to expand and adapt to its rapid growth and alternate distribution channel strategy. The failure to continue to develop effective business support systems could materially adversely affect Level 3's ability to implement its business plans.

Level 3's growth may depend upon its successful integration of acquired businesses

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

If Level 3 cannot successfully integrate acquired businesses or operations, Level 3 may experience material negative consequences to its business, financial condition or results of operations. Successful integration of these acquired businesses or operations will depend on Level 3's ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. Because of difficulties in combining geographically distant operations, Level 3 may not be able to achieve the benefits that Level 3 hopes to achieve as a result of the acquisition.

Level 3 may be unable to hire and retain sufficient qualified personnel; the loss of any of its key executive officers could adversely affect Level 3

        Level 3 believes that its future success will depend in large part on its ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Level 3 has experienced significant competition in attracting and retaining personnel who possess the skills that it is seeking. As a result of this significant competition, Level 3 may experience a shortage of qualified personnel. Level 3's businesses are managed by a small number of key executive officers, particularly James Q. Crowe, Chief Executive Officer, Charles C. Miller, III, Vice Chairman of the Board, and Kevin J. O'Hara, Chief Operating Officer. The loss of any of these key executive officers could have a material adverse effect on Level 3.

Level 3 must obtain and maintain permits and rights-of-way to operate Level 3's network

        If Level 3 is unable, on acceptable terms and on a timely basis, to obtain and maintain the franchises, permits and rights needed to expand and operate Level 3's network, its business could be materially adversely affected. In addition, the cancellation or nonrenewal of the franchises, permits or rights that are obtained could materially adversely affect Level 3. Level 3 is a defendant in several lawsuits that the plaintiffs have sought to have certified as class actions that, among other things, challenge its use of rights of way. It is likely that additional suits challenging use of its rights of way will occur and that those plaintiffs also will seek class certification. The outcome of this litigation may increase Level 3's costs and adversely affect its operating results.

Termination of relationships with key suppliers could cause delay and costs

        Level 3 is dependent on third-party suppliers for fiber, computers, software, optronics, transmission electronics and related components that are integrated into Level 3's network. If any of these relationships is terminated or a supplier fails to provide reliable services or equipment and Level 3 is unable to reach suitable alternative arrangements quickly, Level 3 may experience significant additional costs. If that happens, Level 3 could be materially adversely affected.

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

Increased industry capacity and other factors could lead to lower prices for Level 3's services

        Additional network capacity available from Level 3's competitors may cause significant decreases in the prices for services. Prices may also decline due to capacity increases resulting from technological advances and strategic acquisitions, such as the announced transactions between SBC and AT&T and Verizon and MCI. Increased competition has already led to a decline in rates charged for various telecommunications services.

Level 3 is subject to significant regulation that could change in an adverse manner

        Communications services are subject to significant regulation at the federal, state, local and international levels. These regulations affect Level 3 and its existing and potential competitors. Delays in receiving required regulatory approvals, completing interconnection agreements with incumbent local exchange carriers or the enactment of new and adverse regulations or regulatory requirements may have a material adverse effect on Level 3. In addition, future legislative, judicial and regulatory agency actions could have a material adverse effect on Level 3.

        Recent federal legislation provides for a significant deregulation of the U.S. telecommunications industry, including the local exchange, long distance and cable television industries. This legislation remains subject to judicial review and additional FCC rulemaking. As a result, Level 3 cannot predict the legislation's effect on its future operations. Many regulatory actions are under way or are being contemplated by federal and state authorities regarding important items. These actions could have a material adverse effect on Level 3's business.

Level 3 may lose customers if it experiences system failures that significantly disrupt the availability and quality of the services that it provides

        Level 3's operations depend on its ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in Level 3's services and cause Level 3 to lose customers or make it more difficult to attract new ones. In addition, because many of Level 3's services are critical to the businesses of many of its customers, any significant interruption in service could result in lost profits or other loss to customers. Although Level 3 attempts to disclaim liability in its service agreements, a court might not enforce a limitation on liability, which could expose Level 3 to financial loss. In addition, Level 3 often provides its customers with guaranteed service level commitments. If Level 3 is unable to meet these guaranteed service level commitments as a result of service interruptions, Level 3 may be obligated to provide credits, generally in the form of free service for a short period of time, to its customers, which could negatively affect its operating results.

        The failure of any equipment or facility on Level 3's network, including the network operations control center and network data storage locations, could result in the interruption of customer service until necessary repairs are effected or replacement equipment is installed. Network failures, delays and errors could also result from natural disasters, terrorist acts, power losses, security breaches and computer viruses. These failures, faults or errors could cause delays, service interruptions, expose Level 3 to customer liability or require expensive modifications that could have a material adverse effect on Level 3's business.

Intellectual property and proprietary rights of others could prevent Level 3 from using necessary technology to provide Internet protocol voice services

        While Level 3 does not know of any technologies that are patented by others that it believes are necessary for Level 3 to provide its services, necessary technology may in fact be patented by other parties either now or in the future. If necessary technology were held under patent by another person, Level 3 would have to negotiate a license for the use of that technology. Level 3 may not be able to negotiate such a license at a price that is acceptable. The existence of such patents, or Level 3's inability to negotiate a license for any such technology on acceptable terms, could force Level 3 to cease using the technology and offering products and services incorporating the technology.

Canadian law currently does not permit Level 3 to offer services in Canada

        Ownership of facilities that originate or terminate traffic in Canada is currently limited to Canadian carriers. This restriction hinders Level 3's entry into the Canadian market unless appropriate arrangements can be made to address it.

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

The communications and information services industries are highly competitive with participants that have greater resources and a greater number of existing customers

        The communications and information services industries are highly competitive. Many of Level 3's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than Level 3. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competitors could arise as a result of:

  •
  the recent increased consolidation in the industry;

  •
  allowing foreign carriers to compete in the U.S. market;

  •
  further technological advances; and

  •
  further deregulation and other regulatory initiatives.

If Level 3 is unable to compete successfully, its business could be materially adversely affected.

Level 3 may be unable to successfully identify, manage and assimilate future acquisitions, investments and strategic alliances, which could adversely affect Level 3's results of operations

        Level 3 continually evaluates potential investments and strategic opportunities to expand Level 3's network, enhance connectivity and add traffic to the network. In the future, Level 3 may seek additional investments, strategic alliances or similar arrangements, which may expose it to risks such as:

  •
  the difficulty of identifying appropriate investments, strategic allies or opportunities;

  •
  the possibility that senior management may be required to spend considerable time negotiating agreements and monitoring these arrangements;

  •
  the possibility that definitive agreements will not be finalized;

  •
  potential regulatory issues applicable to the telecommunications business;

  •
  the loss or reduction in value of the capital investment;

  •
  the inability of management to capitalize on the opportunities presented by these arrangements; and

  •
  the possibility of insolvency of a strategic ally.

There can be no assurance that Level 3 would successfully overcome these risks or any other problems encountered with these investments, strategic alliances or similar arrangements.

Information Services

Software Spectrum relies on financial incentives, volume discounts and marketing funds from software publishers

        As part of Software Spectrum's supply agreements with certain publishers and distributors, Software Spectrum receives substantial incentives in the form of rebates, volume purchase discounts, cooperative advertising funds and market development funds. Under the licensing model increasingly used by Microsoft, which became effective in October 2001, Software Spectrum no longer receives these forms of financial incentives on the majority of new enterprise-wide licensing agreements, but instead Software Spectrum is paid fees for services performed under those agreements. Other publishers have based their financial incentives on specific market segments and products. If the Software Spectrum business model does not continue to align with the objectives established for these incentives or if software publishers further change, reduce or discontinue these incentives, discounts or advertising allowances, Software Spectrum's business and Level 3's consolidated financial results could be materially adversely affected.

Software Spectrum is very dependent on a small number of vendors

        A large percentage of Software Spectrum's sales are represented by popular business software products from a small number of vendors. For the year ended December 31, 2004, approximately 70% of Software Spectrum's net software sales were derived from products published by Microsoft and IBM/ Lotus. Most of Software Spectrum's contracts with vendors are terminable by either party, without cause, upon 30 to 60 days notice. The loss or significant change in Software Spectrum's relationship with these vendors could have a material adverse effect on Software Spectrum's business and Level 3's consolidated financial results. Although Software Spectrum believes the software products would be available from other parties, Software Spectrum may have to obtain such products on terms that would likely adversely affect its financial results.

Software Spectrum's business is sensitive to general economic conditions and its success at expanding its business geographically

        Software Spectrum's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic and business conditions. Recent economic conditions caused a decrease in spending for information technology over the several past years. If customers and potential customers continue to decrease their spending in this area, Level 3's consolidated financial results would be adversely affected. Further, sales to large corporations have been important to Software Spectrum's results, and its future results are dependent on its continued success with such customers. Sales outside of the United States accounted for approximately 43% of Software Spectrum's revenue for the year ended December 31, 2004. Software Spectrum's future growth and success depend on continued growth and success in international markets. The success and profitability of Software Spectrum's international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, unexpected changes in the regulatory environment, trade protection measures and tax laws, currency exchange risks, political instability and other risks of conducting business abroad.

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

Software Spectrum operates in a highly-competitive business environment and is subject to significant pricing competition

        The desktop technology marketplace is intensely competitive. Software Spectrum faces competition from a wide variety of sources, including other software resellers, hardware manufacturers and resellers, large system integrators, software publishers, contact services providers, software suppliers, retail stores (including superstores), mail order, Internet and other discount business suppliers. Many competitors, particularly software publishers, have substantially greater financial resources than Software Spectrum. Because of the intense competition within the software channel, companies that compete in this market, including Software Spectrum, are characterized by low gross and operating margins. Consequently, Software Spectrum's profitability is highly dependent upon effective cost and management controls.

The market for Software Spectrum's products and services is characterized by rapidly-changing technology

        The market for Software Spectrum's products and services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and services. Software Spectrum's future success will depend in part on its ability to enhance existing services, to continue to invest in rapidly changing technology and to offer new services on a timely basis. Additionally, Level 3's business results can be adversely affected by disruptions in customer ordering patterns, the effect of new product releases and changes in licensing programs.

Software Spectrum's new Media Plane™ platform

        Software Spectrum has made significant investments in research, development and marketing for its new Media Plane application. Significant revenue from this new product investment may not be achieved for a number of years, if at all. In addition, Software Spectrum may face warranty and/or infringement claims related to this new product, unlike in its historic software reselling business in which Software Spectrum has merely passed on to its customers the warranties and intellectual property infringement protections provided by the software publishers.

Software Spectrum's business is subject to significant changes in the methods of software distribution

        In late 2001, Microsoft announced a change to its licensing programs, whereby new enterprise-wide licensing arrangements are priced, billed and collected directly by Microsoft. Software Spectrum continues to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. Enterprise-wide licensing agreements in effect prior to October 1, 2001, which generally have terms of three years from the date such agreements are signed, and Microsoft's other licensing programs were not affected by this change. The licensing program changes have resulted in significantly lower revenue for the Software Spectrum on the affected transactions. For the year ended December 31, 2004, approximately 20% of Software Spectrum's sales were under Microsoft enterprise-wide licensing agreements. Software Spectrum's continued ability to adjust to and compete under this new model are important factors in its future success.

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

Other Operations

Environmental liabilities from Level 3's historical operations could be material

        Level 3's operations and properties are subject to a wide variety of laws and regulations relating to environmental protection, human health and safety. These laws and regulations include those concerning the use and management of hazardous and non-hazardous substances and wastes. Level 3 has made and will continue to make significant expenditures relating to its environmental compliance obligations. Level 3 may not at all times be in compliance with all of these requirements.

        In connection with certain historical operations, Level 3 is a party to, or otherwise involved in, legal proceedings under state and federal law involving investigation and remediation activities at approximately 110 contaminated properties. Level 3 could be held liable, jointly and severally, and without regard to fault, for such investigation and remediation. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on Level 3.

Potential liabilities and claims arising from coal operations could be significant

        Level 3's coal operations are subject to extensive laws and regulations that impose stringent operational, maintenance, financial assurance, environmental compliance, reclamation, restoration and closure requirements.

        These requirements include those governing air and water emissions, waste disposal, worker health and safety, benefits for current and retired coal miners, and other general permitting and licensing requirements. Level 3 may not at all times be in compliance with all of these requirements. Liabilities or claims associated with this non-compliance could require Level 3 to incur material costs or suspend production. Mine reclamation costs that exceed reserves for these matters also could require Level 3 to incur material costs.

General

If Level 3 is unable to comply with the restrictions and covenants in its debt agreements, there would be a default under the terms of these agreements, and this could result in an acceleration of payment of funds that have been borrowed

        If Level 3 were unable to comply with the restrictions and covenants in any of its debt agreements, there would be a default under the terms of those agreements. As a result, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that Level 3 would be able to make necessary payments to the lenders or that it would be able to find alternative financing. Even if Level 3 were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

Level 3 has substantial debt, which may hinder its growth and put it at a competitive disadvantage

        Level 3's substantial debt may have important consequences, including the following:

  •
  the ability to obtain additional financing for acquisitions, working capital, investments and capital or other expenditure could be impaired or financing may not be available on acceptable terms;

  •
  a substantial portion of Level 3's cash flow will be used to make principal and interest payments on outstanding debt, reducing the funds that would otherwise be available for operations and future business opportunities;

  •
  a substantial decrease in cash flows from operating activities or an increase in expenses could make it difficult to meet debt service requirements and force modifications to operations;

  •
  Level 3 has more debt than certain of its competitors, which may place Level 3 at a competitive disadvantage; and

  •
  substantial debt may make Level 3 more vulnerable to a downturn in business or the economy generally.

Level 3 had substantial deficiencies of earnings to cover fixed charges of approximately $384 million for the fiscal year ended December 31, 2004, $706 million for the fiscal year 2003, $926 million for the fiscal year 2002 and $4.378 billion for the fiscal year 2001.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits

        If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, its ability to operate its business would be impaired. As of December 31, 2004, after giving pro forma effect to the proposed offering of $880 million aggregate principal amount of 10% Convertible Senior Notes due 2011, Level 3 Communications, Inc. would have had an aggregate of approximately $6.091 billion of long-term debt on a consolidated basis, including current maturities, and approximately $157 million of stockholders' deficit. Level 3's ability to make interest and principal payments on its debt and borrow additional funds on favorable terms depends on the future performance of the business. If Level 3 does not have enough cash flow in the future to make interest or principal payments on its debt, it may be required to refinance all or a part of its debt or to raise additional capital. Level 3 cannot assure that it will be able to refinance its debt or raise additional capital on acceptable terms.

Restrictions and covenants in Level 3's debt agreements limit its ability to conduct its business and could prevent it from obtaining needed funds in the future

        Level 3's debt and financing arrangements contain a number of significant limitations that restrict its ability to, among other things:

  •
  borrow additional money or issue guarantees;

  •
  pay dividends or other distributions to stockholders;

  •
  make investments;

  •
  create liens on assets;

  •
  sell assets;

  •
  enter into sale-leaseback transactions;

  •
  enter into transactions with affiliates; and

  •
  engage in mergers or consolidations.

Increased scrutiny of financial disclosure, particularly in the telecommunications industry in which Level 3 operates, could adversely affect investor confidence, and any restatement of earnings could increase litigation risks and limit its ability to access the capital markets

        Congress, the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. Although all businesses face uncertainty with respect to how the U.S. financial disclosure regime may be impacted by this process, particular attention has been focused recently on the telecommunications industry and companies' interpretations of generally accepted accounting principles.

        If Level 3 were required to restate its financial statements as a result of a determination that it had incorrectly applied generally accepted accounting principles, that restatement could adversely affect its ability to access the capital markets or the trading price of its securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation in the telecommunications industry. There can be no assurance that any such litigation against Level 3 would not materially adversely affect its business or the trading price of Level 3's securities.

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and Level 3's business

        As a result of the September 11, 2001, terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets. The full effect on the financial markets of these events, as well as concerns about future terrorist attacks, is not yet known. They could, however, adversely affect Level 3's ability to obtain financing on terms acceptable to it, or at all.

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

Level 3's international operations and investments expose it to risks that could materially adversely affect the business

        Level 3 has operations and investments outside of the United States, as well as rights to undersea cable capacity extending to other countries, that expose it to risks inherent in international operations. These include:

  •
  general economic, social and political conditions;

  •
  the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

  •
  tax rates in some foreign countries may exceed those in the U.S.;

  •
  foreign currency exchange rates may fluctuate, which could adversely affect Level 3's results of operations and the value of its international assets and investments;

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

ITEM 2. PROPERTIES

        The Company's headquarters are located on 46 acres in the Interlocken Advanced Technology Environment within the City of Broomfield, Colorado, and within Broomfield County, Colorado. The campus facility, which is owned by the Company, encompasses over 800,000 square feet of office space. In Europe, the Company has approximately 211,000 square feet of office space in the United Kingdom, approximately 59,000 square feet of office space in Germany, and approximately 14,000 square feet of office space in France.

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

        Software Spectrum recently signed a new lease in Plano, Texas (a suburb in the Dallas/Ft. Worth metroplex) to which the operational headquarters will be migrating to over the next few months. The new lease is for approximately 72,000 square feet and a term of 10 years. The initial monthly rent obligation will be approximately $35,000. Software Spectrum's current headquarters is approximately 184,000 square feet of leased space in Garland, Texas (a suburb in the Dallas/Forth Worth metroplex) which presently houses its operational headquarters and will be expiring in the next few months. The

Garland leases have aggregate current monthly payments of approximately $110,000. Software Spectrum leases approximately 108,000 square feet of office space in Spokane, Washington with current aggregate monthly payments of approximately $105,000. As of May 1, 2005, the total space leased in Spokane will be reduced to 16,000 square feet. The remaining term will be one year and the monthly rental obligation will be approximately $18,000. Software Spectrum leases approximately 73,000 square feet of space for an additional contact services center in North Richland Hills, Texas (a suburb in the Dallas/Fort Worth metroplex), which is currently unoccupied. The lease provides for monthly rental payments of approximately $84,000 and has a remaining term of approximately 31 months.

        Software Spectrum has a lease commitment in Norwood, Massachusetts. This commitment provides for monthly payments of approximately $157,000 and has a remaining term of approximately 1.5 years.

        With respect to its European based operations, Software Spectrum currently leases space for its major operations center in Munich, Germany. In addition, Software Spectrum has offices in France, Holland, Belgium, the United Kingdom, Italy, Sweden and Spain. Software Spectrum's Asia/Pacific headquarters is located in Sydney, Australia. Software Spectrum also has offices in Singapore and Hong Kong.

        (i)Structure also maintains its corporate headquarters in approximately 25,000 square feet of office space on the Level 3 headquarters campus in the Broomfield, Colorado area, approximately 33,000 square foot office and computer center in Omaha, Nebraska, and an approximately 60,000 square foot computer center in Tempe, Arizona.

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

        In May 2001, Level 3 Communications, Inc., and two of its subsidiaries were named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the U.S. District Court for the Southern District of Illinois. In April 2002, the same plaintiffs filed a second nearly identical purported multi-state class action in state court in Madison County, Illinois. In July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. In September 2002, Level 3 Communications, LLC was named as a defendant in Smith et al v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. These actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, all adjudicated attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied.

        On July 25, 2003, the Smith Court entered an Order preliminarily approving a settlement agreement that would have resolved all claims against the Company arising out of the Company's location of fiber optic cable and related telecommunications facilities that the Company owns within railroad rights-of-way throughout the United States. In connection with the Court's Order preliminarily approving the settlement, the Court entered an Order enjoining the parties in all pending federal and state railroad rights-of-way class action litigation involving the Company from further pursuing those pending actions at this time.

        In September 2003, a petition for appeal was granted which sought reversal of the Smith Court's decision to preliminarily approve the settlement and certify a nationwide class for settlement purposes. On October 19, 2004, the Seventh Circuit Court of Appeals issued a 2-1 decision vacating the nationwide certification which was a necessary element of the nationwide settlement. The Court also vacated the injunction against competing class actions and remanded the case to the district court for further proceedings. Level 3 is considering whether to appeal the Seventh Circuit's decision to the United States Supreme Court.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market Information.    The Company's common stock is traded on the Nasdaq National Market under the symbol "LVLT." As of March 10, 2005, there were approximately 7,780 holders of record of the Company's common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of the common stock as reported by the Nasdaq National Market.

Year Ended December 31, 2004	High	Low
First Quarter	$6.82	$3.75
Second Quarter	4.23	2.83
Third Quarter	3.34	2.50
Fourth Quarter	3.93	2.61
Year Ended December 31, 2003	High	Low
First Quarter	$5.33	$4.61
Second Quarter	7.46	5.22
Third Quarter	6.15	4.45
Fourth Quarter	5.78	5.00

        Equity Compensation Plan Information.    Level 3 has only one equity compensation plan—The 1995 Stock Plan, as amended—under which Level 3 may issue shares of Common Stock to employees, officers, directors and consultants. This plan has been approved by the Company's stockholders. The following table provides information about the shares of Level 3's common stock that may be issued upon exercise of awards under the 1995 Stock Plan as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	37,888,362	†	$5.71	†‡	122,692,877
Equity compensation plans not approved by stockholders	275,335		$0.00		0

†
Includes awards of Outperform Stock Options ("OSOs"), Convertible Outperform Stock Options ("C-OSOs") and Special Recognition Outperform Stock Options ("SR-OSOs"). For purposes of this table, these securities are considered to use a single share of Level 3 Common Stock from the total number of shares reserved for issuance under the 1995 Stock Plan.

‡
Includes weighted-average exercise price of outstanding OSOs, C-OSOs and SR-OSOs at the date of grant. The exercise price of an OSO, C-OSO and SR-OSO is subject to change based upon the performance of the Level 3 Common Stock relative to the performance of the S&P 500 ® Index from the time of the grant of the award until the award has been exercised.

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

        Vesting of these awards for the Performance Based Employees occurs in two parts. Vesting dates for the number of awards based on subscriber growth are October 21, 2003; January 21, 2004; April 21, 2004; July 21, 2004; October 21, 2004; January 21, 2005; April 21, 2005; and July 21, 2005. As of each vesting date, the number of awards that vest is based upon the number of installed, billed and cash collected subscribers to a service based on he technology acquired in the Telverse acquisition, divided by 175,000. Vesting of the portion of the awards for Performance Based Employees that are not related to subscriber growth is 50% on January 21, 2004, and 50% on July 21, 2004. For Non-Performance Based Employees, their awards vest 50% on January 21, 2004, and 50% on July 21, 2004.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appears below.

	Fiscal Year Ended(1)
	2004	2003	2002	2001	2000
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue	$3,712	$4,026	$3,111	$1,533	$1,184
Net loss from continuing operations(2)	(458)	(721)	(860)	(4,373)	(1,407)
Net loss(3)	(458)	(711)	(858)	(4,978)	(1,455)
Per Common Share:
Net loss from continuing operations(2)	(0.67)	(1.28)	(2.11)	(11.70)	(3.88)
Net loss(3)	(0.67)	(1.26)	(2.11)	(13.32)	(4.01)
Dividends(4)	—	—	—	—	—
Financial Position:
Total assets	7,544	8,302	8,972	9,325	14,919
Current portion of long-term debt(5)	144	125	4	7	7
Long-term debt, less current portion(5)	5,067	5,250	6,102	6,209	7,318
Stockholders' equity (deficit)(6)	(157)	181	(240)	(65)	4,549

(1)
The operating results of the Company's Midwest Fiber Optic Network business acquired from Genuity in 2003 and sold in 2003, the Company's Asian communications operations which the Company agreed to sell in 2001, as well as Software Spectrum's contact service business obtained in the Software Spectrum acquisition in 2002 and sold in 2003 are included in discontinued operations for all periods presented for which Level 3 owned each business.

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

  The Company acquired the managed modem businesses of ICG and Sprint on April 1, 2004 and October 1, 2004, respectively.

(2)
Level 3 incurred significant expenses in conjunction with the expansion of its communications and information services business beginning in 1998.

  In 2000, RCN Corporation issued stock in public offerings and for certain transactions. These transactions reduced the Company's ownership in RCN to 31% at December 31, 2000 and resulted in pre-tax gains to the Company of $95 million in 2000. Level 3 recorded equity losses attributable to RCN of $260 million for the year ended December 31, 2000. In 2000, Level 3's proportionate share of RCN's losses exceeded the carrying amount of the investment in RCN. Level 3 did not have additional financial commitments to RCN; therefore, it no longer recorded its proportionate share of RCN's losses in subsequent periods.

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

  In 2003, the Company recognized approximately $346 million of termination and settlement revenue, $45 million of impairment and restructuring charges, a gain of approximately $70 million from the sale of "91 Express Lanes" toll road assets, $200 million of induced conversion expenses attributable to the exchange of the Company's convertible debt securities, and recognized a gain of $41 million as a result of the early extinguishment of long-term debt.

  In 2004, The Company recognized a gain of $197 million as a result of the early extinguishments of certain long-term debt and $117 million of termination and settlement revenue.

(3)
In 2001, the Company agreed to sell its Asian telecommunications business to Reach Ltd. and recorded an impairment charge of $516 million related to its discontinued Asian operations. Losses attributable to the Asian operations were $89 million and $48 million for fiscal 2001 and 2000, respectively.

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

  In 2004, the Company received net proceeds of $987 million from the issuance of a $730 million Senior Secured Term Loan due 2011 and the issuance of $345 million of 5.25% Senior Convertible Notes due 2011. The Company used the net proceeds to repay portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008, 10.5% Senior Discount Notes due 2008 and 10.75% Senior Euro Notes due 2008. The Company repurchased portions of the outstanding notes at prices ranging from 83 percent to 89 percent of the repurchased principal balances. The net gain on the early extinguishment of the debt, including transaction costs, realized foreign currency losses and unamortized debt issuance costs, was $50 million for these transactions. Also in 2004, the Company paid approximately $54 million and assumed obligations to extinguish a capital lease obligation and recognized a gain of $147 million on the transaction.

(6)
In 2000, the Company received approximately $2.4 billion of net proceeds from the sale of 23 million shares of its common stock.

  In 2001, the Company issued approximately 16 million shares of common stock, valued at approximately $72 million, in exchange for long-term debt.

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

  In 2004, the Company realized $95 million of foreign currency losses on the repurchase of its Euro denominated debt. The unrealized foreign currency losses had been recorded in Other Comprehensive Income within Stockholders' equity (deficit).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries ("Level 3" or the "Company"). When used in this document, the words "anticipate", "believe", "plans", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. See "Cautionary Factors That May Affect Future Results" immediately preceding Item 1—Business in this Form 10-K.

        Level 3 Communications, Inc., through its operating subsidiaries, is primarily engaged in the communications and information services businesses, with additional operations in coal mining.

Communication Services

        The Company is a facilities based provider of a broad range of integrated communications services including voice, private line, wavelengths, colocation, Internet access, managed modem, data services and dark fiber. Revenue for communications services is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of up to 20 years. In these situations, Level 3 will defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract. At December 31, 2004, the Company's weighted average remaining contract period was approximately 13 years.

        The Company segregates its communication products into three separate groups with each being in a different phase of the product life cycle, incorporating different marketing and distribution strategies and different contributions to the Company's profitability. Growth products include both wholesale and consumer oriented voice services and IP-VPN services. The Company's core products consist of Transport & Infrastructure and IP & Data products. Level 3 also provides managed modem and DSL services to customers which are deemed to be mature products by the Company.

        Management of Level 3 believes that growth in recurring revenue is critical to the long-term success of the communications business. The Company believes it must continue to increase revenue from its core services in the Transport and IP business units, as well as from the new growth products including VoIP and IP-VPN services. At the same time, the Company believes it must continue to effectively manage the positive cash flows from its mature managed modem and DSL services.

        The Company is developing new voice services that in addition to its existing voice services target large and existing markets. The Company believes that the efficiencies of Level 3's IP and optical based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks of its competitors. Several other competitors with IP technologies have announced that they will be entering this market as well. While the voice services being launched by Level 3 target a large addressable market, the Company must quickly develop both its capability to market and sell in the voice market and develop the internal systems and processes necessary to support the new services being launched. The market for voice services is large, however it is expected to continue to decline over time as a result of the new low cost IP and optical based technologies. In addition, the market for voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

        The Company's IP-VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and Frame Relay offerings. IP-VPN services also permit customers to prioritize network application traffic so that high priority applications such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

        Growth in Transport & Infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of up-front payments or monthly payments for private line, wavelength or dark fiber services. An increase in demand will likely be partially offset by declines in unit pricing. The Company continues to experience ongoing price compression in its Transport and Infrastructure services. The emergence of several companies from bankruptcy protection and additional competition from other distressed carriers has resulted in a difficult and competitive operating environment. The Company does not expect this environment to change significantly until the industry consolidates.

        During the first quarter of 2005, SBC and Verizon announced that they intended to acquire AT&T and MCI, respectively. While these proposed transactions still require regulatory and stockholder approval and are not expected to be completed until 2006, the Company believes that the net result of these transactions will benefit Level 3. Not only will price compression potentially be mitigated by the elimination of competitors, but there will be increased pressure on the combined entities to reduce the cost of providing services in order to improve historical operating results. Level 3's position as the low cost provider in the industry should provide future revenue opportunities.

        The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company's IP & Data services. Growth in this area is dependent on increased usage by both enterprises and consumers. An increase in the reliability of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The abundance of available capacity and the numerous companies competing in this market, have resulted in a very competitive pricing environment.

        The Company and its customers continue to see an acceleration of the trend away from narrow band dial-up services to higher speed broadband services as the narrow band market matures. The Company recognized $488 million of managed modem and managed modem related revenue in 2004. This trend is expected to result in declines in managed modem revenue in the future. In addition, an exclusive contract with the Company's primary DSL customer expires at the end of the first quarter of 2005. The customer has notified Level 3 that it intends to migrate its existing DSL customers to its own network during the first and second quarters of 2005. The Company recognized $112 million of DSL revenue attributable to this customer in 2004 and is expecting DSL revenue to decline significantly in 2005. These declines may be mitigated by growth in IP-based services offered by the Company that address the market shift to higher speed broadband services. Level 3 believes that the low cost structure of its network will enable it to aggressively compete for new business in this market.

        Level 3's management continues to review the Company's existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company's focus on delivery of communications and information services and meeting its financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications and information services or with obtaining financial objectives, Level 3 may exit those lines of business or stop offering those services.

        The Company experienced price compression in the 25%-45% range for transport and IP services in 2004. Level 3 believes that industry wide, excess network inventory has been significantly reduced and that current pricing may not be sufficient to allow some providers to recover their incremental costs to add new capacity. There are some early indications that some of the pricing pressure is starting to abate, but it is far too early to draw conclusions. Level 3 intends to remain disciplined in its approach to pricing with targeted rates of improvement for its transport and IP services. Level 3 does not intend to pursue volume at the expense of profitability.

        Management focuses on Adjusted OIBDA, cash flows from operating activities and capital expenditures to assess the operating performance of the businesses. Management believes that Adjusted OIBDA, when viewed over time, reflects the operating trend and performance of its communications business. Adjusted OIBDA, or similar measures, also is an indicator of performance used by Level 3's competitors and is used by management in evaluating relative performance.

        The expected increase in revenue attributable to the Company's Voice and IP-VPN services and the expected decline in revenue from the managed modem and DSL services will likely result in lower gross profit margins and possibly lower Adjusted OIBDA in the future. Profit margins for the Company's mature services have historically been higher than the average profit margins earned by the Company's communications business while the profit margins for the Company's growth services are expected to be below the current average profit margin earned by the communication business.

        In January 2005, the Company announced cost containment initiatives that are intended to reduce operating expenses by approximately $60 million to $70 million in 2005. The initiatives include the elimination of approximately 500 jobs primarily in the non-growth and support areas of the communications business. The Company recorded a restructuring charge of $16 million in the first quarter of 2005 attributable to this action.

        Management believes that cash flows from operating activities as reported on the consolidated statement of cash flows, also is a measure of operating performance, but in addition measures the generation of cash from or use of cash for working capital (particularly accounts receivable, accounts payable and deferred revenue) purposes which is important as the Company monitors and maintains its liquidity.

        The Company is focusing its attention on 1) growing revenue through existing core services and new service development efforts, 2) continuing to show improvements in Adjusted OIBDA as a percentage of revenue, 3) managing working capital and 4) making certain its capital expenditures are made primarily for activities that directly generate revenue. The change in the composition of revenue will require the Company to carefully manage operating expenses and capital expenditures while the Company invests in growth products to replace the decline in earnings from mature products.

        In addition to the operational metrics, the Company is also focusing on improving its financial condition and extending the maturity dates of and lowering the effective interest rate on its outstanding debt. In 2004, the Company was able, through a series of transactions, to extend approximately $1 billion of debt maturing in 2008 to 2011 and to reduce the effective interest rate on the debt outstanding. The Company will continue to look for opportunities in this area in 2005 and focus its resources on growing revenue and managing cost for the communications business.

Information Services

        The Company's information services business is comprised of two operating units: (i)Structure, LLC and Software Spectrum, Inc. (i)Structure provides computer outsourcing services primarily to small and medium-sized businesses that want to concentrate their resources on their core business rather than expend capital and incur overhead costs to operate their own computing environments. Efforts to grow this business are largely dependent on (i)Structure's ability to effectively market itself to businesses while competing against other outsourcing providers with greater financial resources and name recognition. (i)Structure recognizes revenue in the period the services are provided.

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

        The software distribution and resale business is very competitive with profitability largely dependent upon rebates received from the software publishers. The amount of rebates received from the publisher is tied directly to the value of software sold for that publisher. These programs vary from publisher to publisher, but typically contain sales targets that are tiered so that Software Spectrum can earn higher rebates on incremental sales above certain sales targets. Alternatively, Software Spectrum may forfeit publisher rebates if certain minimum sales targets are not achieved. As such, it is not uncommon for software resellers, including Software Spectrum, to price software at or below their cost, primarily at the end of the second and fourth quarters of the Company's fiscal year, in order to attain the next sales target and thus earn higher rebates from software publishers.

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

Coal Mining

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

Revenue

        Revenue for communications services, including voice, private line, wavelengths, colocation, Internet access, managed modem, data services and dark fiber revenue is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or on a contractually committed amount. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement. Periodically, the Company will receive payment for reciprocal compensation services before the regulatory authorities approve the agreement. These amounts are included in other current liabilities on the consolidated balance sheet until the Company receives the necessary regulatory approvals.

        Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements ("IRUs") that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, was recognized at the time of delivery and acceptance of the fiber by the customer. Certain sale and long-term IRU agreements of dark fiber and capacity entered into after June 30, 1999, are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. This accounting treatment results in the deferral of revenue which is then recognized ratably over the term of the agreement (currently up to 20 years) even though cash was received upon acceptance of the fiber by the customer.

        Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet. Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred. Termination/settlement revenue is reported in the same manner as the original product or service provided.

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

        Microsoft Corporation, a significant supplier of software to Software Spectrum, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. In 2003, several other suppliers began adopting this type of program. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from the software publishers for these activities. Under this licensing program, Software Spectrum only recognizes the service fee it receives from the software publisher as revenue and not the entire sales price of the software. The Company continues to sell products under various licensing programs but beginning in 2003 experienced an increase in the level of sales under these new programs. If Microsoft and other software publishers are able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a "net" basis, the Company may experience a significant decline in information services revenue but will also experience a comparable decline in cost of revenue given the high cost of revenue associated with the software reseller business.

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

Non-Cash Compensation

        The Company applies the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Most companies do not follow the expense recognition provisions of SFAS No. 123; rather, they disclose the information only on a pro-forma basis. As a result, these pro-forma disclosures must be considered when comparing the Company's results of operations to those reported by other companies. Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges, though generally permitted to be settled in cash, are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such options are exercised.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R which will require all companies to recognize the fair value of stock based compensation in the statement of operations for reporting periods beginning after June 15, 2005.

Long-Lived Assets

        Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that events have occurred that require an analysis of potential impairment. Costs associated directly with the uncompleted network and the development of business support systems, primarily employee-related costs, and interest expense incurred during the construction period, are capitalized. The Company capitalized $66 million, $61 million and $66 million of cost, primarily direct labor and related employee benefits, in 2004, 2003 and 2002, respectively. Intercity network segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 2-40 years. The total cost of a business support system is amortized over a useful life of three years. The useful lives of the Company's assets are estimates and actual in-service periods for specific assets could differ significantly from these estimates.

        The Company at least annually, or as events or circumstances change that could impact the recoverability of the carrying value of its communications and information services assets, conducts a comprehensive review of the carrying value of its assets to determine if the carrying amount of the assets are recoverable in accordance with SFAS No. 144. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

        The Company assessed its communications long-lived assets for impairment at December 31, 2004, and determined that an impairment charge was not required. Level 3 separately evaluates for impairment its colocation facilities, certain excess conduits and its communications network (including electronics, fiber, conduits and customer premise equipment) as these are the lowest levels with separately identifiable cash flows. The impairment analysis of these assets are based on long term cash flow forecasts of operating results and sales of assets over their estimated useful lives.

        Level 3 recorded impairment charges of $182 million in 2002 to write down the carrying amount of certain colocation assets and communication inventory to their estimated fair value as these telecommunications assets were identified as being excess, obsolete or carried at values that may not be recoverable due to an adverse change in the extent in which these assets were being utilized in the business, which was caused by the unfavorable business climate within the telecommunications industry.

        Level 3 also assesses the carrying value of goodwill on an annual basis in accordance to SFAS No. 142 "Goodwill and Other Intangible Assets". The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded. The Company did not record charges for goodwill impairment in 2004, 2003 or 2002.

        Management's estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. Management will continue to assess the Company's assets for impairment as events occur or as industry conditions warrant.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue reserves, whether impairment charges are necessary, useful lives of fixed assets, accruals for estimated liabilities that are probable and estimatable, and asset retirement obligations. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

        Recently issued accounting pronouncements are described in Note 1 to the consolidated financial statements. The following are the recently issued pronouncements that the Company believes have, a significant affect on the Company's results of operations and financial position.

        In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 was effective for the Company beginning on January 1, 2003. The Company's coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The net effect of the adoption of SFAS No. 143 to the Company's coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which is being amortized to expense) and was reflected as a cumulative-effect adjustment in the consolidated condensed statement of operations.

        The communications business has entered in to certain colocation leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition. The Company has also entered in to right-of-way agreements for its intercity and metropolitan networks that may require the removal of the conduit upon termination of the agreement. Upon adoption of this standard on January 1, 2003, the Company also recorded obligations and corresponding assets of approximately $31 million for these lease and right-of-way agreements. Asset retirement obligation expense of $11 million and $12 million were recorded during the years ended December 31, 2004 and 2003; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $138 million at December 31, 2004.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 is effective for fiscal years beginning and certain transactions entered into after May 15, 2002. SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Previously, FASB Statement No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations. APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 shall be reclassified. Upon adoption of SFAS No. 145, due to the recurring nature of its debt repurchases and exchanges, the Company reclassified the related gains previously classified as extraordinary gains during the year ended December 31, 2002 of $255 million in the consolidated statement of operations to other non-operating income.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities (excluding an entity newly acquired in a business combination), often referred to as"restructuring costs", and nullifies prior accounting guidance with respect to such costs. SFAS No. 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Under previous guidance, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Instead, exit and disposal costs will be recorded when they are incurred and can be measured at fair value, and related liabilities will be subsequently adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with no retroactive restatement allowed. The Company announced in 2003, that it was consolidating the Genuity operations into those of the existing communications business, as well as combining certain facilities and operations of Software Spectrum. The Company incurred costs for workforce reductions and lease terminations as a result of these decisions of $16 million and $45 million in 2004 and 2003, respectively.

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

Results of Operations 2004 vs. 2003

        Revenue for 2004 and 2003 is summarized as follows:

	2004	2003
	(dollars in millions)
Communications	$1,685	$1,947
Information Services	1,936	1,999
Coal Mining	91	80
Other	—	—

	$3,712	$4,026

        Communications revenue is classified into two categories, services revenue and reciprocal compensation. The Company further segregates services revenue into three strategic business units: 1) Softswitch services (including managed modem and voice services), 2) Transport & Infrastructure services (including private line, wavelength, transoceanic, dark fiber and colocation services) and 3) IP & Data services (including Internet Protocol, data, DSL aggregation and security services). Revenue attributable to these strategic business units are identified in the following table:

	2004	2003
	(dollars in millions)
Services:
Softswitch Services	$541	$644
Transport & Infrastructure	574	779
IP & Data Services	420	397

Total Services Revenue	1,535	1,820
Reciprocal Compensation	150	127

Total Communications Revenue	$1,685	$1,947

        The Company also segregates its communications services into three separate categories with each being in a different phase of the product life cycle, incorporating different marketing and distribution strategies and different contributions to the Company's profitability. The categories include: 1) Growth services (wholesale and consumer oriented voice services and IP-VPN services) 2) Core services (Transport & Infrastructure and IP & Data products) and 3) Mature services (managed modem, managed modem related and DSL services). Revenue for these services are identified in the following table:

	2004	2003
	(dollars in millions)
Services:
Growth Services	$58	$17
Core Services	851	1,077
Mature Services	626	726

Total Services Revenue	1,535	1,820
Reciprocal Compensation	150	127

Total Communications Revenue	$1,685	$1,947

        Softswitch revenue in 2004 is comprised of $53 million for voice services (growth) and $488 million for managed modem and managed modem related services (mature) compared to $17 million and $628 million in 2003. Voice revenue increased as a result of the new services introduced in 2003 and 2004, particularly the wholesale services which include voice termination, local inbound and enhanced local services. The decline in managed modem revenue is primarily due to price declines in services and a reduction in the number of ports provided to America Online. Partially offsetting the price declines was an increase in managed modem usage revenue attributable to the acquisitions of certain ICG and Sprint customer contracts at the beginning of the second and fourth quarters of 2004, respectively. 2004 managed modem revenue includes $38 million and $4 million attributable to the ICG and Sprint acquisitions, respectively. The Company expects voice revenue to continue to increase in future periods as a result of the future service introductions and the acceptance of VoIP technology by businesses and consumers.

        In 2004, Level 3's largest managed modem customer, America Online, informed the Company that it would reduce its overall purchases of fixed service ports for its U.S. dial-up network. America Online reduced the number of ports it purchases from Level 3 by approximately 22% during the third quarter of 2004 with additional port turndowns of approximately 8% occurring in the fourth quarter. In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions which would have the effect of lowering revenue. As a result of concessions to America Online in early 2004, the market-pricing provisions of these contracts are not expected to be enforced until at least April 2005 for a portion of the ports and January 2006 for the remaining ports. The contract with America Online continues to contain pricing provisions whereby Level 3 is obligated to provide America Online a reduced price per port rate if Level 3 offers a third party better pricing for a lower volume of comparable services. The Company expects, excluding the effects of acquisitions, managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and continued pricing pressures.

        Transport & Infrastructure (core products) revenue, in 2004 decreased significantly from 2003 primarily as a result of the recognition of $344 million of termination revenue in 2003 versus $107 million in 2004. In 2003, an amended IRU agreement originally executed in 1998 with XO Communications resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any incremental cash benefit to the Company. In December 2004, Level 3 and McLeod amended their 1999 agreement which resulted in Level 3 recognizing $98 million of non-cash termination revenue for amounts previously deferred. Excluding termination revenue, Transport & Infrastructure revenue increased 7% due to higher dark fiber, private line, wavelength and colocation revenue.

        On February 22, 2005 France Telecom and Level 3 finalized an agreement to terminate a 2000 dark fiber agreement. Under the terms of the agreement France Telecom returned the fiber to Level 3. Cash received for the fiber under the original agreement was deferred and amortized to revenue over the 20-year term of the agreement. Level 3 has no further service obligations with respect to the fiber and therefore expects to recognize approximately $40 million of unamortized deferred revenue as non-cash termination revenue in the first quarter of 2005. The Company has reflected the unamortized deferred revenue as a current liability at December 31, 2004, due to the closure of the agreement in the first quarter of 2005.

        On March 1, 2005, Level 3 entered into an agreement with 360networks in which both parties agreed to terminate a 20-year IRU agreement. Under the new agreement 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement, signed in 2000, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 expects to recognize the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005.

        The Company expects to recognize termination and settlement revenue in the future as customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but based on agreements reached in 2005 with certain dark fiber customers, expects termination revenue will increase slightly from 2004 to 2005.

        IP & Data services revenue increased in 2004 compared to 2003 and is comprised of $138 million of DSL aggregation services (mature), $5 million for IP-VPN services (growth) and $277 million of Internet and data services (core). For 2003, DSL aggregation revenue was $99 million, IP-VPN was less than $1 million and Internet and data service revenue was $298 million. Level 3 began providing DSL services when it purchased certain assets from Genuity in February 2003. The growth in DSL aggregation revenue is due to the inclusion of revenue for the full period as well as an increase in demand for the product. The increase in IP-VPN revenue is due to the demand for the service which was introduced in 2003. The decline in the revenue attributable to the core IP and data services is primarily attributable to wholesale Internet access. Although demand for Internet services increased during 2004, price declines more than offset revenues relating to the increase in volume.

        The Company's DSL aggregation services are primarily provided to a single customer on an exclusive basis in certain markets, which exclusivity expires at the end of the first quarter of 2005. The customer has notified Level 3 that it expects to migrate its customers off of the Level 3 network in the first and second quarters of 2005. As a result, DSL revenue is expected to decline significantly in 2005. At December 31, 2004, this customer's portion of total DSL revenue recognized was approximately 90%.

        Reciprocal compensation revenue increased to $150 million in 2004 from $127 million in 2003. This increase is primarily attributable to the agreements reached with carriers in the second and third quarters of 2004.

        In the third quarter, the Company and a local carrier entered into an agreement that resolved rate issues for current and prior periods. The agreement resulted in the recognition of approximately $67 million of reciprocal compensation revenue in 2004. A portion of the revenue recognized as a result of this agreement pertains to services provided in previous periods. Of the total revenue recognized, Level 3 had received and deferred approximately $31 million of proceeds prior to 2004, which had been reflected as other current liabilities on the consolidated balance sheet.

        During the second quarter of 2004, the Company and BellSouth finalized a new interconnection agreement, which resulted in the Company recognizing approximately $10 million of reciprocal compensation revenue in the second quarter, which represented the majority of the revenue to be recognized in 2004 under this agreement. Given this arrangement, Level 3 expects to receive reciprocal compensation revenue from BellSouth over the three year term of the agreement.

        The Company signed an amendment to its existing Interconnection Agreement with Verizon Communications in the third quarter of 2004. Under the agreement, the intercarrier compensation rate for local, ISP-bound traffic was set at $.0005 per minute for 2004, $.00045 per minute for 2005, and $.0004 per minute for 2006.

        On February 14, 2005, Level 3 announced that it executed amendments to its existing interconnection agreement with SBC. The amendments set the intercarrier compensation rate for local, ISP-bound traffic between the two companies at $.0005 per minute for the first half of 2005; $.00045 per minute for the second half of 2005; and $.0004 per minute for 2006. Level 3's amended agreement with SBC covers SBC's entire service territory, which includes California, Texas, Illinois and 10 other states. The amended interconnection agreement is subject to the review and approval of all 13 state public utility commissions.

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

        Once the FCC has ruled on the ISP Remand Order, the Company will determine the impact of that decision on its current interconnection agreements. If an agreement contains a change-in-law provision, a party will be able to invoke the change-of-law clauses to prospectively modify the terms of that agreement. If there is no change-of-law provision in the agreement, the previously negotiated terms will stay in place until expiration of the agreement. When an agreement expires, the parties would default to the FCC rules on ISP-bound traffic.

        With the three agreements reached in 2004 and 2005, Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. Level 3 continues to negotiate new interconnection agreements with its local carriers. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company's managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

        Information services revenue decreased from 2003 to 2004 primarily as a result of an increase in sales under software publishers' agency licensing programs that result in only a service fee being recognized as revenue, rather than the selling price of the software. The software reseller industry is seasonal, with revenue and Adjusted OIBDA typically being higher in the second and fourth quarters of the Company's fiscal year. Revenue from the Software Spectrum business decreased from $1,920 million for 2003 to $1,861 million in 2004. Revenue declines attributable to an increase in agency sales were partially offset by increased information technology spending throughout the United States that the Company and the IT industry began to experience in the fourth quarter of 2003. In addition, the strengthening of the Euro and other foreign currencies against the U.S. dollar resulted in an estimated additional $88 million of information services revenue in 2004 compared to 2003.

        Software Spectrum began experiencing an increase in sales under Microsoft's 6.0 licensing program and similar programs offered by other suppliers in 2003. Under these programs, new enterprise-wide licensing arrangements are priced, billed and collected directly by the software publishers. Software Spectrum continues to provide sales and support services related to these transactions and earns a service fee directly from publishers for these activities. The Company recognizes the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $54 million and $35 million of revenue attributable to these types of contracts in 2004 and 2003, respectively. The estimated selling price of the software sold under these agreements was $975 million and $661 million for the corresponding periods.

        If Microsoft and the other suppliers are successful in implementing agency licensing programs, it will result in a significant decline in the amount of information services revenue recognized by the Company. The decline in revenue is not expected to have a meaningful effect on operating income (loss), as the Company should experience a corresponding decline in cost of revenue.

        Revenue attributable to (i)Structure's business decreased to $75 million in 2004 from $79 million in 2003. A decline in revenue attributable to the former systems integration business and the termination of two outsourcing contracts, partially offset by $4 million of termination revenue attributable to the two contracts, resulted in the decline in revenue. In 2003, the Company notified its systems integration customers and employees that it would honor its existing contracts. However, once these contracts expired, the Company would no longer provide systems integration services. The existing contracts expired primarily in the second and third quarters of 2003.

        Coal mining revenue increased to $91 million in 2004 compared to $80 million in 2003. The increase in revenue is attributable to a 12% increase in coal tonnage shipped to new and existing customers partially offset by a lower average price per ton.

        Cost of Revenue, as a percentage of revenue for 2004 and 2003 was 27% and 19%, respectively. In 2003, the Company recognized $346 million of settlement and termination revenue, primarily related to XO Communications. In 2004, settlement and termination revenue was $113 million, most of which was attributable to the McLeod transaction in the fourth quarter. The recognition of this revenue, with no corresponding cost of revenue, resulted in the lower cost of revenue as a percentage of revenue in 2003. In 2004, the ICG, KMC and Allegiance transactions also resulted in additional network expenses prior to migrating the customer traffic to Level 3's network.

        As the Company's revenue mix changes to a higher concentration of voice revenue and lower percentage of managed modem and DSL revenue, the cost of revenue, as a percentage of revenue, will increase due to the lower margin earned on the Company's voice services.

        The cost of revenue for the information services businesses, as a percentage of its revenue, was 91% for 2004 down from 92% in 2003. This decrease is attributable to an increase in sales under new licensing programs implemented by software publishers for which the cost of revenue is minimal. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results. In 2004 and 2003, Software Spectrum earned approximately $42 million in rebates which reduced cost of revenue. Software Spectrum does not earn rebates from Microsoft on agency program sales. As a result, as agency program sales increase, the amount of rebates earned from Microsoft is expected to decline. This decline is partially offset, by Software Spectrum earning, in general, higher margins on Microsoft agency sales than on Microsoft non-agency sales. Cost of revenue, as a percentage of revenue, for the outsourcing business declined slightly in 2004 as a result of the contract termination revenue recognized in 2004.

        Cost of revenue, as a percentage of revenue, for the coal mining business was consistent for 2004 and 2003 at 73%.

        Depreciation and Amortization expenses were $695 million in 2004, a 16% decrease from 2003 depreciation and amortization expenses of $827 million. The decrease is primarily attributable to shorter-lived communications assets that were placed in service in prior years becoming fully depreciated during 2003 and 2004. In addition, the McLeod intangible assets were fully amortized during the third quarter of 2004. These decreases were partially offset by the amortization expense attributable to the intangible assets acquired in the ICG and Sprint acquisitions, completed in the second and fourth quarters of 2004, respectively.

        Due to communications assets with three and five year estimated useful lives becoming fully depreciated as well as current capital expenditure levels; Level 3 expects depreciation to continue to decline in 2005.

        Selling, General and Administrative expenses decreased 9% to $956 million in 2004 from $1.046 billion in 2003. This decrease is primarily the result of the synergies realized from the Genuity transaction in the second half of 2003 as well as declines in non-cash compensation expense. The acquisition of Genuity in February 2003 initially resulted in higher compensation, travel, training, contract maintenance and facilities expenses for the Company. Throughout 2003, the Company was able to incorporate much of Genuity's operations into its existing support infrastructure and thus was able to reduce the incremental workforce and dispose of excess facilities. Also contributing to the decline in operating expenses were lower advertising, marketing and bad debt expenses. Partially offsetting these declines were increases in consulting and professional fees associated with the Company's efforts to expand its voice services and develop internal systems and processes. During 2004, the Company received final property tax valuations and assessments from several jurisdictions for property taxes accrued in 2003. These assessments were lower than the Company had previously estimated and, therefore, it reduced the property tax accrual by approximately $3 million during 2004 for 2003 property taxes. During 2003, the Company received final property tax valuations and assessments from several jurisdictions for property taxes accrued in 2002. These assessments were lower than the Company had previously estimated and, therefore, it reduced the property tax accrual by approximately $8 million during 2003 for 2002 property taxes.

        Included in operating expenses for 2004 and 2003, were $46 million and $86 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The decrease in non-cash compensation expense is attributable to a decline in the value of grants distributed to eligible employees. During the second quarter of 2004, the Company's stockholders approved a proposal at the Company's 2004 annual meeting for the reservation of additional shares of common stock under the Company's 1995 Stock Plan. The Company expects to make larger grants under its stock-based compensation programs as compared to grants made prior to the annual meeting, which would result in additional stock-based compensation expense in 2005.

        The Company expects selling, general and administrative expenses to decline in 2005 versus 2004, as the Company realizes the cost savings from the action to reduce its workforce that occurred in the first quarter of 2005 and ongoing non-workforce related cost containment efforts.

        Restructuring and Impairment Charges were $16 million in 2004 and $45 million in 2003. The Company recorded real property lease impairment charges of $14 million for leases in North America and Europe in the fourth quarter of 2004. The charge resulted from the ceased use of certain space, the signing of subleases for existing vacant space at lower than estimated rates, and extending the estimated sublease dates for other vacant properties due to current market conditions. The Company also recognized approximately $2 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum that began in 2003.

        During the first quarter of 2003, Level 3 announced workforce reductions that affected approximately 1,200 employees in the communications business. The Company recorded restructuring charges of approximately $26 million related to these actions in 2003.

        In 2003, the information services business recognized $19 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum, as well as the closure of (i)Structure's system integration operations in Europe. These actions resulted in the termination of approximately 580 employees in 2003. The restructuring charges include $6 million for lease termination costs for facilities the Company has ceased using.

        The Company expects to incur additional severance costs of $16 million for workforce reductions in the communications businesses in 2005 as a result of the action taken to reduce the Company's workforce in the first quarter of 2005.

        Level 3 conducted a comprehensive review of its communications assets, specifically assets deployed in and along its intercity network, metropolitan networks, in its gateway facilities and its colocation facilities and obligations as of December 31, 2004. The Company determined based upon its projections that the estimated future undiscounted cash flows attributable to the remainder of communications assets exceeded the carrying value of those assets, and therefore, an adjustment to the carrying value of those assets was not necessary.

        Adjusted OIBDA is defined by the Company, as operating income(loss) from the consolidated statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense on the consolidated statements of operations, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is an important part of the Company's internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. Adjusted OIBDA excludes interest expense and income tax expense and other gains/losses not included in operating income. Excluding these items eliminates the expenses associated with the Company's capitalization and tax structures. Note 18 of the consolidated financial statements provides a reconciliation of Adjusted OIBDA for each of the Company's operating segments.

        Adjusted OIBDA for the communications business was $463 million and $735 million for 2004 and 2003, respectively. The decrease in 2004 is primarily attributable to $346 million of termination and settlement revenue recognized by the Company in 2003 versus $113 million in 2004. Also contributing to the decrease in 2004 was a decline in managed modem revenue and incremental network costs incurred from the Sprint, ICG, KMC and Allegiance transactions. These declines were partially offset by decreased selling, general and administrative expenses discussed above.

        Adjusted OIBDA for the information services business increased from $10 million in 2003 to $45 million for 2004. Adjusted OIBDA for the for the (i)Structure business increased significantly in 2004 as a result of the cost of restructuring activities recorded in 2003, lower selling, general and administrative expenses in 2004, and $4 million of termination revenue recognized in the first quarter of 2004. Adjusted OIBDA for Software Spectrum increased as a result of lower cost of revenue, as a percentage of revenue, as described above as well as the absence of restructuring charges recorded in 2003.

        Adjusted OIBDA for the mining business increased slightly to $18 million in 2004, from $17 million in 2003. The increase is due to increased revenues as discussed above with comparable selling, general and administrative expenses between periods.

        Adjusted OIBDA for the Company's other businesses increased from negative $5 million in 2003, to negative $1 million in 2004. The increase is attributable to the receipt of $5 million of insurance proceeds which related to the Company's previous investment in packaging businesses. These proceeds represent the recovery of certain legal and environmental expenses incurred in prior years, and therefore reduced selling, general and administrative expenses.

        Interest Income was $13 million for 2004 compared to $18 million in 2003. The decrease is primarily attributable to the decline in the average cash and marketable security portfolio balance offset slightly by an increase in the weighted average interest rate earned on the portfolio. The Company's average return on its cash and cash equivalents increased from 1.1% in 2003 to 1.3% in 2004 while the average cash balance decreased from $1.5 billion during 2003 to $1.0 billion during 2004. Pending utilization of cash and cash equivalents, the Company invests the funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company's business.

        In 2004, the Company elected to take advantage of the yield curve and purchase longer-term U.S. government securities. The maturity dates on the government securities ranged from October 2004 through March 2006. The Company intends to hold these securities until they mature.

        Interest Expense, net decreased by $82 million from $567 million in 2003 to $485 million in 2004. Interest expense decreased primarily as a result of the repayment of the $1.125 billion Senior Secured Credit Facility during the fourth quarter of 2003, which included a $24 million charge to interest expense for the unamortized deferred debt issuance costs attributable to the termination. Also contributing to the decrease was the conversion of $480 million of Junior Convertible Subordinated Notes into Level 3 common stock in the second quarter of 2003, reduced interest charges on debt repurchased or converted to equity during or after the second quarter of 2003, and the extinguishment of the Allegiance capital lease obligation during the second quarter of 2004. The Company also repurchased portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008, 10.5% Senior Discount Notes due 2008 and 10.75% Senior Euro Notes due 2008 during the fourth quarter of 2004, thereby reducing interest charges on these notes. These decreases in interest expense were slightly offset by increased interest expense from the issuance of a $730 million Senior Secured Term Loan due 2011 and 5.25% Senior Convertible Notes due 2011 in the fourth quarter of 2004 as well as the issuance of 2.875% Convertible Senior Notes due 2010 in the second quarter of 2003 and the issuance of 9% Convertible Senior Discount Notes due 2013 and 10.75% Senior Notes due 2011 in the fourth quarter of 2003.

        The Company expects interest expense to increase in 2005 as a result of the issuance of the 10% Convertible Senior Notes due 2011 in the first quarter of 2005. This will be partially offset by lower interest expense resulting from the extinguishment of the Allegiance capital lease obligation and the debt repurchased during the fourth quarter of 2004 that carried a higher aggregate interest rate than the new issuances of the $730 million Senior Secured Term Loan due 2011 and 5.25% Senior Convertible Notes due 2011.

        Gain on Extinguishment of Debt was $197 million in 2004 and $41 million in 2003. In the fourth quarter of 2004, the Company repurchased portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008, 10.5% Senior Discount Notes due 2008 and 10.75% Senior Euro Notes due 2008. The Company repurchased portions of the outstanding notes at prices ranging from 83 percent to 89 percent of the repurchased principal balances. The net gain on the early extinguishment of the debt, including transaction costs, realized foreign currency losses and unamortized debt issuance costs, was $50 million for these transactions. In the second quarter of 2004, the Company paid approximately $54 million and assumed certain obligations to extinguish the Allegiance capital lease obligation and recognized a gain of $147 million on the transaction.

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

        Other, net increased to a gain of $39 million in 2004 from a loss of $107 million in 2003. In 2004, the Company realized a gain of $23 million on the sale of Commonwealth Telephone common stock and a $9 million gain associated with the sale of certain investment securities. In 2003, the Company realized a gain of $70 million from the sale of "91 Express Lanes" toll road and $200 million of induced conversion expense resulting from the Company's conversion of convertible debt securities.

        Income Tax Expense for 2004 was a $6 million provision compared to a benefit of $50 million for 2003. In 2004, the Company recognized tax expense in certain foreign jurisdictions for Software Spectrum as well as the Company's coal business. In 2003, the Internal Revenue Service completed the audit of the Company's 1996 and 1997 Federal tax returns. The resolution of these federal tax audits and other state tax issues primarily related to its coal mining operations, resulted in the Company reducing its deferred tax liabilities by approximately $50 million in 2003.

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

        During 2003, the Company also exited Software Spectrum's contact services business and recorded a loss from discontinued operations of $7 million, including a loss of $9 million on the sale of the business.

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

	2003	2002
	(dollars in millions)
Services:
Softswitch Services	$644	$332
Transport & Infrastructure	779	509
IP & Data Services	397	138

Total Services Revenue	1,820	979
Reciprocal Compensation	127	122

Total Communications Revenue	$1,947	$1,101

        The Company also segregates its communications services into three separate categories with each being in a different phase of the product life cycle, incorporating different marketing and distribution strategies and different contributions to the Company's profitability. The categories include: 1) Growth services (wholesale and consumer oriented voice services and IP-VPN services) 2) Core services (Transport & Infrastructure and IP & Data products) and 3) Mature services (managed modem, managed modem related and DSL services). Revenue for these services are identified in the following table:

	2003	2002
	(dollars in millions)
Services:
Growth Services	$17	$22
Core Services	1,077	648
Mature Services	726	309

Total Services Revenue	1,820	979
Reciprocal Compensation	127	122

Total Communications Revenue	$1,947	$1,101

        Softswitch revenue increased 94% in 2003 compared to 2002. An increase in managed modem dial-up revenue from customers obtained in the Genuity transaction accounted for the majority of the increase in revenue, while sales to new and existing customers accounted for the remaining incremental Softswitch services revenue. For the year ended December 31, 2003, the Company provided customers approximately 123 billion minutes of use compared to 55 billion minutes in 2002. This increase in usage was primarily attributable to an increase from customer contracts acquired in the Genuity transaction.

        Transport & Infrastructure revenue in 2003 increased 53% from 2002. The increase is primarily attributable to additional settlement and termination revenue recognized in 2003. As described in Note 4 to the consolidated financial statements, in 2003 Level 3 and XO Communications amended an IRU agreement entered into in a prior year. The amended agreement resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any additional cash payment to the Company. Included within Transport and Infrastructure revenue is a total of $344 million of settlement and termination revenue in 2003 versus $76 million in 2002.    Additionally, the Company's private line revenue increased in 2003 primarily as a result of the Genuity transaction and wavelength revenue increased from sales to new and existing customers. These increases were partially offset by declines in amortized revenue, primarily due to the XO settlement noted above.

        IP & Data revenue increased 188% in 2003 primarily as a result of the Genuity transaction as well as growth in sales to new and existing customers. Level 3 continued to see increased IP and Data usage, however the continued competitive environment for these types of services resulted in reduced pricing that partially offset the incremental usage in 2003. Increases in DSL aggregation, Internet access and security services all contributed to the increase in IP and Data revenue.

        Reciprocal compensation increased slightly in 2003 and is primarily attributable to an increase in billable minutes partially offset by a decline in reciprocal compensation rates. Level 3 receives reciprocal compensation from a limited number of carriers and negotiated a new interconnection agreement with one of its primary reciprocal compensation customers. During these negotiations, Level 3 continued to bill the customer at the previously contracted amount, but recognized revenue at the FCC mandated rates. If the terms of the final contract result in an interconnection rate higher than the FCC rate, Level 3 will recognize the incremental reciprocal compensation revenue at that time. Level 3 is also negotiating interconnection agreements with other carriers. As a result, reciprocal compensation revenue may fluctuate from period to period as these negotiations are completed and the contractual terms are agreed to.

        Information services revenue increased from 2002 to 2003 and is attributable to a full year of results in 2003 from the acquisitions of CorpSoft in March of 2002 and Software Spectrum in June of 2002 (CorpSoft was merged into Software Spectrum on December 31, 2002), and increased spending on business software as part of increased information technology spending broadly in the United States that the Company and the IT industry began to experience in the fourth quarter of 2003. Partially offsetting the increase was an increase in the proportion of sales under Microsoft and other software publishers' new licensing programs that result in only a service fee being recognized as revenue. The software reseller industry is highly seasonal, with sales activity and profits typically being higher in the second and fourth quarters of the Company's fiscal year. Revenue from the Software Spectrum business increased from $1.800 billion in 2002 to $1.920 billion in 2003. Software Spectrum has experienced an increase in sales under Microsoft's 6.0 licensing program, under which Software Spectrum receives only a service fee, and similar programs offered by other software publishers in 2003. Software Spectrum recorded approximately $35 million and $14 million of revenue attributable to these types of contracts in 2003 and 2002 (acquisition date to December 31, 2002), respectively. The selling price of the software sold under these agreements was $661 million and $237 million for the corresponding periods.

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

        The cost of revenue, as a percentage of revenue, was flat for both the outsourcing and software reselling businesses of the information services segment. The cost of revenue for the coal mining business, as a percentage of revenue, was 73% for 2003 and 68% for 2002. The lower rate in 2002 is attributable to the release of $4 million in accruals due to favorable resolution of certain royalty issues. In 2003, new lower margin coal sales and increased labor costs at one of the Company's mines were partially offset by contract termination revenue.

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

        Restructuring and Impairment Charges were $45 million in 2003 and $181 million in 2002. During the first quarter of 2003, Level 3 announced workforce reductions that ultimately were expected to affect approximately 1,200 employees in the communications business by the end of the first quarter of 2004. During 2003, primarily as part of the integration of the business acquired from Genuity, the communications business terminated approximately 1,100 employees and recorded restructuring expenses of $26 million.

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

        In 2002, the Company's communications business recorded impairment charges of $101 million related to a colocation facility in Boston, as well as certain corporate facilities in Colorado and excess communications inventory, which were classified as held for sale in other non-current assets. As a result of the completion of additional colocation space in Boston by other providers, the soft demand for office space in the metropolitan Denver area and the continued overabundance of communications equipment in the secondary markets, the Company believed that these assets were obsolete and that the estimated future undiscounted cash flows attributable to these assets were insufficient to recover their carrying value. The new carrying values of these assets were based on offers received from third parties for the real estate properties or actual sales of similar communication assets.

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

        Adjusted OIBDA for the communications business was $735 million and $281 million for 2003 and 2002, respectively. The increase in 2003 is primarily attributable to the $346 million of termination and settlement revenue recognized by the Company in 2003 versus $76 million in 2002. Also contributing to the increase in 2003 were lower network and selling, general and administrative expenses, excluding the impacts of the Genuity acquisition, and earnings attributable to the Genuity transaction. Adjusted OIBDA for the information services business declined from $40 million in 2002, to $10 million for 2003 and is primarily attributable to $19 million of cash restructuring charges recorded in 2003. In addition, the timing of the acquisition of Software Spectrum late in the second quarter of 2002 resulted in higher Adjusted OIBDA levels due to the seasonality of the business. A significant portion of the revenue and gross profit for the software business occurs late in the second quarter. As a result, the Company was able to record sales and profits while incurring a disproportionately low amount of operating expenses in the second quarter of 2002. In 2003, profits earned by Software Spectrum on the additional sales were more than offset by the additional operating expenses incurred during the period. Adjusted OIBDA for the mining business declined to $17 million in 2003, from $20 million in 2002. The decrease was due to lower revenues, increases in labor costs at one of the Company's mines in 2003 and the reversal of a royalty accrual in 2002. Adjusted OIBDA for the Company's other businesses decreased from a positive $10 million in 2002, to a negative $5 million in 2003. The decline was attributable to the absence of earnings from the 91 Express Lanes toll road, which was sold in January 2003 and increases in legal and other professional fees.

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

        Income Tax Benefit (Expense) for 2002 was $121 million compared to $50 million for 2003. In 2003, the Internal Revenue Service completed the audit of the Company's 1996 and 1997 federal tax returns. The resolution of these federal tax audits and other state tax issues primarily related to its coal mining operations resulted in the Company reducing its deferred tax liabilities by approximately $50 million in 2003.

        Federal legislation enacted in the first quarter of 2002 enabled the Company to carryback its 2001 federal income net operating losses to 1996. In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recorded the benefit in the period in which the legislation was enacted. The Company, as it is unable to determine when the tax benefits attributable to the remaining net operating losses will be realizable, recorded a valuation allowance against the deferred tax assets.

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

        The Company also exited Software Spectrum's contact services business and recorded a loss from discontinued operations of $7 million, including a loss of $9 million on the sale of the business. As a result of its decision to exit the contact services business in 2003, the Company reflected $2 million of operating income attributable to the contact services business in 2002, within discontinued operations.

        Cumulative Effect of Change in Accounting Principle of $5 million resulted from the adoption of SFAS No. 143 as of January 1, 2003. The $5 million reflects the net change in accrued reclamation liability attributable to the Company's coal operations.

Financial Condition—December 31, 2004

        Cash flows provided by (used in) continuing operations for the year ended December 31 are as follows (dollars in millions):

	Year Ended December 31,
	2004	2003
Communications**	$(121)	$(3)
Information Services	58	21
Other	(1)	6

Total	$(64)	$24

** Includes interest expense net of interest income

        The decrease in communications operating cash flows is primarily attributable to lower operating results in 2004 after excluding the effects of non-cash termination revenue in both periods. In addition, fluctuation in the Company's working capital balances resulted in an incremental use of cash of $26 million in 2004 compared to 2003. Improvements in the collection of receivables in 2004 were more than offset by payments to settle sales, property and income taxes and obligations assumed in the Genuity acquisition in 2003. The Company's contractual terms and conditions permit Level 3 to bill the customer at the beginning of the service period. The vast majority of customer contracts acquired in the Genuity transaction required billings to be made at the end of the service period, or in arrears. This had a negative affect on cash provided by operating activities in 2003

        An increase in Adjusted OIBDA from $10 million for the year ended December 31, 2003 compared to $45 million for the year ended December 31, 2004 was the primary factor contributing to the increase in cash provided by operating activities for the information services business.

        The decline in operating cash flows for the other businesses is primarily attributable to the payment of state tax obligations in 2004 for which liabilities had previously been recorded, partially offset by higher operating income, including insurance proceeds received in 2004.

        Investing activities in 2004 include $410 million used to purchase marketable securities, less $70 million of maturities, $288 million used for gross capital expenditures, primarily in the communications business, $34 million for the acquisition of Sprint's wholesale dial Internet access business and $35 million for the acquisition of ICG's wholesale dial access business. Partially offsetting these cash outflows were $41 million and $30 million of proceeds from the sale of its Commonwealth Telephone shares and property, plant and equipment, respectively. In addition, the Company was able to reduce its restricted securities by approximately $21 million, primarily through negotiations with its financial institutions.

        Financing sources in 2004 consisted of $713 million and $272 million of net proceeds from the issuance of a Senior Secured Term Loan and 5.25% Convertible Senior Notes, respectively. The Company used the proceeds to repay $1.105 billion of long-term debt on portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008, 10.5% Senior Discount Notes due 2008 and 10.75% Senior Euro Notes due 2008. Financing uses of cash consisted of payments of $78 million on capitalized leases assumed in the Genuity transaction and payments for its GMAC commercial mortgage.

        On February 21, 2005, Level 3 agreed to sell $880 million of 10% Convertible Senior Notes due 2011 to institutional investors. The Company expects this transaction will be completed by the end of the first quarter of 2005. Interest on the notes will be payable semi-annually beginning on November 1, 2005. The notes will be convertible by holders at any time after January 1, 2007 (or sooner if certain corporate events occur) into shares of Level 3 common stock at a conversion price of $3.60 per share (subject to adjustment in certain events). This is equivalent to a conversion rate of approximately 277.77 shares per $1,000 principal amount of notes.

        The net proceeds from this offering will be approximately $878 million after giving effect to estimated offering expenses. Level 3 intends to use the net proceeds from this offering for general corporate purposes, including possible acquisitions, working capital, capital expenditures, debt refinancing and debt repurchases.

Liquidity and Capital Resources

        The Company provides a broad range of integrated communications services as a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services.) The Company has created, generally by constructing its own assets, but also through a combination of purchasing and leasing facilities, an advanced, international, end-to-end, facilities-based communications network. The Company has designed its network based on optical and Internet Protocol technologies in order to leverage the efficiencies of these technologies to provide lower cost communications services.

        The further development of the communications business will continue to require significant expenditures, including new service development costs. These expenditures may result in negative cash flows from operating activities and operating losses for the Company in the near future. The Company's expenditures will be primarily attributable to operating expenses, capital expenditures and interest payments. The Company expects base capital expenditures (capital required to keep the network operating efficiently) to be approximately $100 million in 2005. The majority of the Company's ongoing capital expenditures are expected to be success-based, which are tied to incremental revenue. The Company expects success-based capital expenditures for voice customers to increase in 2005.

        The Company does not have any significant principal amounts due on its outstanding debt (excluding capitalized leases and a mortgage) until 2008. In 2005, the Company expects to pay in cash, based on debt levels at December 31, 2004, $390 million of interest expense.

        Level 3 has approximately $782 million of cash, cash equivalents and marketable securities on hand at December 31, 2004. During the second quarter of 2004, the Company purchased longer-term U.S. government securities to take advantage of the yield curve. As a result, the Company has reflected $225 million and $114 million of marketable securities as current and noncurrent assets, respectively, on the December 31, 2004 consolidated balance sheet. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.

        The Company estimates that its current liquidity and cash flows provided by operating activities will be sufficient to operate the business and will not require additional sources of financing. Cash flows from operating activities will fluctuate in 2005 and will be a function of revenue fluctuations from existing and new services, the Company's management of network, selling, general and administrative, and capital expenditures and fluctuations in working capital. The Company's previous debt and equity offerings have given the Company the ability to develop its business. However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. In order to pursue these possible opportunities and provide additional flexibility to fund its business the Company, in January 2001, filed a "universal" shelf registration statement for an additional $3 billion of common stock, preferred stock, debt securities, warrants, stock purchase agreements and depository shares. The 10% Convertible Senior Notes due 2011 will be issued under the existing registration statement. The remaining availability under this registration statement and under a previously existing registration statement would allow Level 3 to offer an aggregate of up to $1.4 billion of additional securities to fund its business, although there can be no assurance that the Company could raise such amounts on acceptable terms or at the time the funding is necessary.

        In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets to fund portions of the business plan. In 2004, the Company completed the sale of its equity position in Commonwealth Telephone for approximately $41 million. With the sale of Commonwealth Telephone shares, MFON and certain real estate transactions in 2003, management believes that the Company has now sold the substantial majority of its valuable non-core assets.

        The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable. In addition, proceeds from dispositions of the Company's assets may not reflect the assets' intrinsic values. Further, expenses may exceed the Company's estimates and any financing needed may be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the business.

        Level 3's management continues to review the Company's existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company's focus on delivery of communications and information services and meeting its financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications and information services or with achieving financial objectives, Level 3 may exit those lines of business or stop offering those services.

        Level 3 is aware that the various issuances of its outstanding senior notes, senior discount notes and convertible notes may to trade at discounts to their respective face or accreted amounts. In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, Level 3 or its affiliates may, from time to time, enter into debt for debt, debt for equity or cash transactions to purchase these outstanding debt securities in open market or privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

        Current economic conditions of the telecommunications and information services industry, combined with Level 3's financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices in addition to the ICG and Sprint transactions described below. Level 3 continues to evaluate these opportunities and could make additional acquisitions in 2005.

        On October 1, 2004, the Company acquired the wholesale dial Internet access business of Sprint Communications Company, L.P. Level 3 paid $34 million in cash to acquire the business, which provides dial-up Internet access to leading Internet service providers throughout the United States and agreed to provide discounted services to Sprint that were valued at $5 million which was accounted for as part of the purchase price. Level 3 and Sprint entered into a transition services agreement for the migration of customers onto the Level 3 network, which Level 3 expects to complete in mid-2005. During the migration period, until such time as a customer contract is assumed or assigned, amounts received for services provided by Sprint are accounted for as a reduction in purchase price as opposed to revenue. The net amount received prior to the assumption or assignment of these contracts totaled $5 million in 2004 therefore reducing the purchase price to $29 million. At December 31, 2004, substantially all customer contracts had been assigned to Level 3 or Level 3 had entered into new contractual arrangements with the customers acquired from Sprint. Level 3 expects the acquired business to generate positive cash flow from operations in 2005.

        On April 1, 2004, the Company acquired the wholesale dial access customer contracts of ICG Communications, Inc. The Company agreed to pay approximately $35 million in cash to acquire the contracts and related equipment, which provides dial-up Internet access to various large customers and other leading ISPs. The terms of the agreement required Level 3 to pay $25 million at closing and additional payments of $5 million on both July 1, 2004 and October 1, 2004. The purchase price was subject to post-closing adjustments, but those adjustments were not material. Level 3 migrated the traffic from the customer contracts acquired from ICG onto its own network infrastructure and the migration was substantially complete by the end of 2004.

Off-Balance Sheet Arrangements

        Level 3 has not entered into off-balance sheet arrangements that have had, or are likely to have, a current or future material effect to its results of operations or its financial position.

        The following tables summarize the contractual obligations and commercial commitments of the Company at December 31, 2004, as further described in the notes to the financial statements.

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-Term Debt, including current portion	$5,184	$117	$1	$1,660	$3,406
Capitalized Leases	27	27	—	—	—
Interest Expense Obligations	2,391	390	834	709	458
Asset Retirement Obligations	138	2	6	9	121
Operating Leases	1,094	106	208	192	588
Purchase Obligations	144	144	—	—	—
Other Commercial Commitments
Letters of Credit	26	—	8	—	18

        The Company's debt instruments contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. If the Company should fail to comply with these covenants, amounts due under the instruments may be accelerated at the note holder's discretion after the declaration of an event of default.

        Long-term debt obligations reflect only amounts recorded on the balance sheet as of December 31, 2004. As of December 31, 2004, certain discount notes had not accreted to their face value.

        Interest expense obligations assume interest rates on variable rate debt do not change from December 31, 2004. In addition, interest is calculated based on debt outstanding as of December 31, 2004 and on existing maturity dates.

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

        The asset retirement obligations are calculated based on several assumptions which could change over time. If actual results differ from the assumptions used, the amounts required to remediate the properties may differ significantly from the amounts reflected in the consolidated financial statements.

        Purchase obligations represent all outstanding amounts of the Company as of December 31, 2004, and has not been reduced for obligations that have been recorded in certain accounts on the consolidated balance sheet at December 31, 2004.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. As of December 31, 2004, the Company had borrowed a total of $847 million under a commercial mortgage and Senior Secured Term Loan. Amounts drawn on the debt instruments bear interest at a LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at December 31, 2004, was approximately 8.76%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 9.76%) would increase annual interest expense of the Company by approximately $8.5 million. At December 31, 2004, the Company had $4.36 billion of fixed rate debt bearing a weighted average interest rate of 8.52%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums. The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash.

        At the beginning of 2004, the Company held an equity position in Commonwealth Telephone, a publicly traded company. In January 2004, the Company sold its remaining shares in Commonwealth Telephone for $41 million in cash. Level 3 also held positions in certain publicly traded entities at December 31, 2004, primarily RCN. In May 2004, RCN filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. RCN emerged from bankruptcy protection in December 2004 and the Company received warrants equal to less than 0.25% of the common stock of the new RCN entity. The Company's carrying value of this investment was zero at December 31, 2004. The Company did not utilize financial instruments to minimize its exposure to price fluctuations in equity securities.

        The Company's business plan includes operating a telecommunications network and information services business in Europe. As of December 31, 2004, the Company had invested significant amounts of capital in the region for its communications business. The Company issued €800 million (€154 million outstanding at December 31, 2004) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of December 31, 2004, the Company held enough foreign denominated currency to fund its current working capital obligations and remaining interest payments on its Euro denominated debt. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations.

        Foreign exchange rate fluctuations in 2004 resulted in incremental revenue of approximately $100 million for the Company's businesses. However, due to the costs of the Company's foreign operations, the effect to Adjusted OIBDA was insignificant. The strengthened Euro against the U.S. dollar resulted in an increase in the Euro denominated cash balances and Euro denominated debt balances at December 31, 2004. The Company continues to analyze risk management strategies to reduce foreign currency exchange risk.

        The change in interest rates is based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

        In conjunction with the offering of the 5.25% Convertible Senior Notes due 2011, Level 3 entered in to a forward contract with Merrill Lynch International which allows Level 3 to acquire sufficient common shares from Merrill Lynch at $3.98 per share to meet its obligation to deliver common shares upon conversion by the note holder. In addition, Level 3 sold a warrant to Merrill which entitles Merrill to purchase an equal amount of Level 3 common stock at $6.00 per share. When the fair value of our common shares exceeds $6.00, the contracts have an offsetting economic impact, and accordingly will no longer be effective as a hedge of the dilutive impact of possible conversion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary financial information for Level 3 Communications, Inc. and Subsidiaries begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, ("Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting based on the framework of Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2004. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        The Company's independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of the Company's internal control over financial reporting at December 31, 2004. This report appears on page F-3.

Changes in Internal Control Over Financial Reporting

        There has been no change in the Company's internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included in Item 1. Business above under the caption "Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        KPMG LLP serves as the Company's independent auditors. The following table presents fees (excluding expenses) for professional audit services rendered by KPMG LLP for the audit of the Level 3 annual financial statements for the years ended December 31, 2004, and 2003 and fees billed for other services rendered by KPMG LLP during those periods.

	2004	2003
Audit Fees(1)	$3,770,000	$2,067,000
Audit-Related Fees(2)	$122,000	$151,000
Tax Fees(3)	$245,000	$58,000
All Other Fees	$0	0

Total Fees	$4,137,000	$2,276,000

(1)
Audit fees consisted principally of fees for the audit of financial statements, including statutory audits of foreign subsidiaries, audit of controls over financial reporting and fees relating to comfort letters and registration statements.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

3.1	Restated Certificate of Incorporation dated March 31, 1998 (Exhibit 1 to Registrant's Form 8-A filed on April 1,1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Level 3 Communications, Inc. (Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated June 3, 1999).
3.3	Specimen Stock Certificate of Common Stock, par value $.01 per share (Exhibit 3 to the Registrant's Form 8-A filed on March 31, 1998).
3.4	Amended and Restated By-laws as of November 6, 2003 (Exhibit 3 to Registrant's Current Report on Form 8-K filed on November 7, 2003).
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
4.9
Amended and Restated Indenture dated as of July 8, 2003, by and between the Company and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as trustee (amends and restates the Senior Debt Indenture, a Form of which was filed as an Exhibit to the Company's Registration Statement on Form S-3-File No. 333-68887) (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 8, 2003).
4.10
First Supplemental Indenture, dated as of July 8, 2003, by and between the Company and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed July 8, 2003).
4.11
Indenture, dated as of October 1, 2003, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc. as Issuer and The Bank of New York as Trustee relating to the Level 3 Financing, Inc. 10.75% Senior Notes due 2011 (Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 2003).
4.12.1
Indenture, dated as of October 24, 2003, by and between the Registrant and The Bank of New York as Trustee relating to the Registrant's 9% Convertible Senior Discount Notes due 2013 (Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 2003).
4.12.2	First Supplemental Indenture, dated as of February 7, 2005, by and between the Company and The Bank of New York, as Trustee relating to the Registrants 9% Convertible Senior Discount Notes due 2013.

4.13
Supplemental Indenture, dated as of October 20, 2004 among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of October 1 2003, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 10.75% Senior Notes due 2014. (Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 22, 2004).
4.14
Supplemental Indenture, dated as of October 20, 2004 among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of October 1 2003, among Level 3 Financing, Inc. as Issuer, Level 3 Communications, Inc. as Guarantor and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 10.75% Senior Notes due 2011. (Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A-1 filed October 22, 2004).
4.15
Registration Rights Agreement, dated as of November 17, 2004, among Level 3 Communications, Inc. and the Initial Purchasers. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 23, 2004).
4.16	Indenture, dated December 2, 2004, among Level 3 Communications, Inc. and The Bank of New York. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
4.17
Supplemental Indenture, dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York, as Trustee, relating to the Level 3 Financing 10.75% Senior Notes due 2011. (Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
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
10.6
Credit Agreement, dated December 1, 2004, among Level 3 Communications, Inc., Level 3 Financing, Inc., and the Lenders party thereto and Merrill Lynch Capital Corporation. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.7
Guarantee Agreement, dated December 1, 2004, among Level 3 Communications, Inc., the Subsidiaries party thereto and Merrill Lynch Capital Corporation. (Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.8
Collateral Agreement, dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and Merrill Lynch Capital Corporation. (Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.9
Indemnity, Subrogation and Contribution Agreement, dated December 1, 2004, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries party thereto and Merrill Lynch Capital Corporation. (Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.10
Offering Proceeds Note Subordination Agreement, dated December 1, 2004, among Level 3 Communications, Inc., Level 3 Communications, LLC and Level 3 Financing, Inc. (Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.11	Loan Proceeds Note, dated December 1, 2004, issued by Level 3 Communications, LLC to Level 3 Financing. (Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.12
Loan Proceeds Note Collateral Agreement, dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc. and Merrill Lynch Capital Corporation. (Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.13
Confirmation of OTC Convertible Note Hedge, dated December 2, 2004, from Merrill Lynch International to Level 3 Communications, Inc. (Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.14
Confirmation of OTC Warrant, dated December 2, 2004, from Merrill Lynch International to Level 3 Communications, Inc. (Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.15	Special Retention Bonus Agreement, dated May 19, 2004, by and between Software Spectrum, Inc. and Keith R. Coogan.
12	Statements re computation of ratios.
21	List of subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March, 2005.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE Name: James Q. Crowe Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER SCOTT. JR. Walter Scott. Jr.	Chairman of the Board	March 16, 2005
/s/ JAMES Q. CROWE James Q. Crowe	Chief Executive Officer and Director	March 16, 2005
/s/ SUNIT S. PATEL Sunit S. Patel	Group Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	March 16, 2005
/s/ MOGENS C. BAY Mogens C. Bay	Director	March 16, 2005
/s/ RICHARD R. JAROS Richard R. Jaros	Director	March 16, 2005
/s/ ROBERT E. JULIAN Robert E. Julian	Director	March 16, 2005
/s/ ARUN NETRAVALI Arun Netravali	Director	March 16, 2005
/s/ JOHN T. REED John T. Reed	Director	March 16, 2005
/s/ MICHAEL B. YANNEY Michael B. Yanney	Director	March 16, 2005

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Level 3 Communications, Inc.:

        We have audited the consolidated balance sheets of Level 3 Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the consolidated financial statements, Level 3 Communications, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Level 3 Communications, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

        /s/ KPMG LLP

Denver, Colorado
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Level 3 Communications, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Level 3 Communications, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Level 3 Communications, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Level 3 Communications, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Level 3 Communications, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado March 14, 2005

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three years ended December 31, 2004

	2004	2003	2002
	(dollars in millions, except per share data)
Revenue:
Communications	$1,685	$1,947	$1,101
Information Services	1,936	1,999	1,896
Coal Mining	91	80	84
Other	—	—	30

Total revenue	3,712	4,026	3,111
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	436	370	209
Information Services	1,758	1,836	1,742
Coal Mining	67	58	57

Total cost of revenue	2,261	2,264	2,008
Depreciation and amortization	695	827	801
Selling, general and administrative	956	1,046	934
Restructuring and impairment charges	16	45	181

Total costs and expenses	3,928	4,182	3,924

Operating Loss	(216)	(156)	(813)
Other Income (Expense):
Interest income	13	18	29
Interest expense, net	(485)	(567)	(560)
Gains on early extinguishment of debt	197	41	255
Other, net	39	(107)	108

Total other income (expense)	(236)	(615)	(168)

Loss from Continuing Operations Before Income Tax and Change in Accounting Principle	(452)	(771)	(981)
Income Tax Benefit (Expense)	(6)	50	121

Loss from Continuing Operations	(458)	(721)	(860)
Income from Discontinued Operations	—	5	2

Net Loss Before Change in Accounting Principle	(458)	(716)	(858)
Cumulative Effect of Change in Accounting Principle	—	5	—

Net Loss	$(458)	$(711)	$(858)

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.67)	$(1.28)	$(2.11)

Income from Discontinued Operations	$—	$0.01	$—

Cumulative Effect of Change in Accounting Principle	$—	$0.01	$—

Net Loss	$(0.67)	$(1.26)	$(2.11)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
	(dollars in millions, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$443	$1,129
Marketable securities	225	42
Restricted cash	48	74
Receivables, less allowances for doubtful accounts of $23 and $28, respectively	545	570
Other	141	140

Total Current Assets	1,402	1,955
Net Property, Plant and Equipment	5,408	5,727
Marketable Securities	114	—
Restricted Cash	67	61
Goodwill and Intangibles, net	457	459
Other Assets, net	96	100

	$7,544	$8,302

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$614	$651
Current portion of long-term debt	144	125
Accrued payroll and employee benefits	82	135
Accrued interest	73	100
Deferred revenue	226	189
Other	134	212

Total Current Liabilities	1,273	1,412
Long-Term Debt, less current portion	5,067	5,250
Deferred Revenue	869	954
Other Liabilities	492	505
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 686,496,721 outstanding in 2004 and 677,828,634 outstanding in 2003	7	7
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	7,371	7,360
Accumulated other comprehensive income (loss)	19	(90)
Accumulated deficit	(7,554)	(7,096)

Total Stockholders' Equity (Deficit)	(157)	181

	$7,544	$8,302

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three years ended December 31, 2004

	2004	2003	2002
	(dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(458)	$(711)	$(858)
Income from discontinued operations	—	(5)	(2)
Cumulative effect of change in accounting principle	—	(5)	—

Loss from continuing operations	(458)	(721)	(860)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Equity earnings, net	—	(3)	(14)
Depreciation and amortization	695	827	801
Induced conversion expense on convertible debt	—	200	88
Gain on debt extinguishments, net	(197)	(41)	(255)
Loss on impairments and asset sales	—	—	182
Gain on sale of property, plant and equipment, Commonwealth Telephone shares and other assets	(39)	(74)	(189)
Non-cash compensation expense attributable to stock awards	46	86	181
Deferred revenue	(65)	(267)	49
Deferred income taxes	—	(57)	16
Amortization of debt issuance costs	16	42	40
Accreted interest on discount debt	75	106	110
Accrued interest on long-term debt	(27)	25	9
Change in working capital items net of amounts acquired:
Receivables	27	(26)	(26)
Other current assets	15	41	(77)
Payables	(37)	(55)	(340)
Other liabilities	(108)	(48)	(117)
Other	(7)	(11)	(29)

Net Cash Provided by (Used in) Continuing Operations	(64)	24	(431)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	70	—	200
Purchases of marketable securities	(410)	—	—
Decrease (increase) in restricted securities	21	9	(410)
Capital expenditures	(288)	(191)	(218)
Release of capital expenditure accruals	8	28	215
Investments and acquisitions	—	(2)	(16)
Sprint acquisition, excluding pre-assignment or assumption income	(34)	—	—
ICG acquisition	(35)	—	—
Genuity acquisition	—	(109)	—
McLeod acquisition	—	—	(51)
CorpSoft acquisition, net of cash acquired of $34	—	—	(93)
Software Spectrum acquisition, net of cash acquired of $40	—	—	(94)
Proceeds from sale of toll road operations	—	46	—
Proceeds from sale of Commonwealth shares	41	—	326
Proceeds from sale of property, plant and equipment, and other investments	30	58	130

Net Cash Used in Investing Activities	$(597)	$(161)	$(11)

(continued)
See accompanying notes to consolidated financial statements.

	2004	2003	2002
	(dollars in millions)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$985	$848	$490
Payments and repurchases of long-term debt, including current portion	(1,027)	(772)	(159)
Stock options exercised	—	3	1

Net Cash Provided by (Used in) Financing Activities	(42)	79	332
Net Cash Provided by (Used in) Discontinued Operations	—	37	(45)
Effect of Exchange Rates on Cash and Cash Equivalents	17	8	—

Net Change in Cash and Cash Equivalents	(686)	(13)	(155)
Cash and Cash Equivalents at Beginning of Year	1,129	1,142	1,297

Cash and Cash Equivalents at End of Year	$443	$1,129	$1,142

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$421	$394	$414
Income taxes paid	13	—	—
Noncash Investing and Financing Activities:
Common stock issued in exchange for long term debt	$—	$953	$466
Long-term debt principal retired by issuing common stock	—	1,007	582
Accrued interest paid with common stock	—	10	—
Common stock issued for Telverse acquisition	—	29	—
Long-term debt extinguished due to sale of toll road operations	—	139	—
Settlement of debt obligation and current liabilities with restricted securities	—	410	—
Capital leases assumed in Genuity transaction	—	309	—
Decrease in deferred revenue related to Genuity transaction	—	76	—
Warrants cancelled in exchange for construction services	—	(2)	—

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the three years ended December 31, 2004

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(dollars in millions)
Balances at December 31, 2001	$4	$5,602	$(144)	$(5,527)	$(65)
Common Stock:
Issued to extinguish long-term debt	—	466	—	—	466
Stock options exercised	—	1	—	—	1
Stock plan grants	—	168	—	—	168
Shareworks plan	—	36	—	—	36
Net Loss	—	—	—	(858)	(858)
Other Comprehensive Income	—	—	12	—	12

Balances at December 31, 2002	4	6,273	(132)	(6,385)	(240)
Common Stock:
Issued to extinguish long-term debt	3	950	—	—	953
Stock options exercised	—	3	—	—	3
Stock plan grants	—	57	—	—	57
Shareworks plan	—	36	—	—	36
401(k) plan	—	14	—	—	14
Warrants cancelled	—	(2)	—	—	(2)
Telverse acquisition	—	29	—	—	29
Net Loss	—	—	—	(711)	(711)
Other Comprehensive Income	—	—	42	—	42

Balances at December 31, 2003	7	7,360	(90)	(7,096)	181
Common Stock:
Stock plan grants	—	22	—	—	22
Shareworks plan	—	34	—	—	34
401(k) plan	—	17	—	—	17
Convertible Note Hedge and Warrant (See Note 14)	—	(62)	—	—	(62)
Net Loss	—	—	—	(458)	(458)
Other Comprehensive Income	—	—	109	—	109

Balances at December 31, 2004	$7	$7,371	$19	$(7,554)	$(157)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three years ended December 31, 2004

	2004	2003	2002
	(dollars in millions)
Net Loss	$(458)	$(711)	$(858)
Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation adjustments	29	31	24
Unrealized holding gains (losses) on marketable equity securities and other arising during period	(2)	14	(21)
Reclassification adjustment for (gains) losses included in net loss	82	(3)	9

Other Comprehensive Income, Before Tax	109	42	12
Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—

Other Comprehensive Income, Net of Taxes	109	42	12

Comprehensive Loss	$(349)	$(669)	$(846)

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

        In 2003, Level 3 sold Software Spectrum, Inc.'s contact service business and the Midwest Fiber Optic Network ("MFON") business acquired in the Genuity Inc. ("Genuity") transaction. Therefore, the results of operations and cash flows for these businesses have been classified as discontinued operations in the consolidated financial statements (See Note 3).

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

        Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem, voice and dark fiber revenue is recognized monthly as the services are provided based on contractual amounts expected to be collected. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, and the relevant regulatory authorities have approved the terms of the agreement.

        Termination revenue is recognized when a customer discontinues service prior to the end of the contract period for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet. Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide services for consideration previously received and for which revenue recognition was deferred. Termination/settlement revenue is reported in the same manner as the original service provided, and amounted to $113 million, $346 million, and $76 million in 2004, 2003, and 2002, respectively (See Note 4).

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

        Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party circuit costs directly attributable to the network, as well as costs of assets sold pursuant to sales-type leases, but excludes depreciation and amortization and related impairment expenses. The Company recognizes the cost of network services as they are incurred and in accordance with contractual requirements. The Company disputes incorrect billings from its suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect or inadequate information. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.

        In determining the amount of such expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the network services, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation.

        The Company may periodically enter into agreements to acquire network assets from other telecommunications service carriers. These carriers may in turn acquire network assets from Level 3. Transactions in which Level 3 transfers network assets to and acquires network assets from the same third party at or about the same time are referred to as "contemporaneous transactions." These transactions would generally be recorded as non-monetary exchanges of similar assets at book value, as these transactions do not represent the culmination of an earnings process. Contemporaneous transactions do not result in the recognition of revenue. Net cash or other monetary assets paid or received in contemporaneous transactions are recorded as an adjustment to the book value of the transferred property. The adjusted book value becomes the carrying value of the transferred property, plant and equipment. The Company did not enter into these types of agreements during the three years ended December 31, 2004.

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

  Concentration of Credit Risk

        The Company provides communications services to a wide range of customers, ranging from well capitalized national carriers to smaller, early stage companies. Beginning in 2001, Level 3 concentrated its direct sales efforts on certain global users of bandwidth capacity. The Company has in place policies and procedures to review the financial condition of potential and existing customers and concludes that collectibility of revenue and other out-of-pocket expenses is probable prior to commencement of services. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, the Company will not recognize revenue attributable to that customer until cash is received. As a result of the Genuity acquisition in 2003, there was significant growth in the number of customers which resulted in increased credit risk, although the policies and procedures for reviewing the financial condition and recognizing revenues of these additional customers remained consistent with those described above. As of December 31, 2004, the total number of customers was approximately 2,800. The Company has entered into agreements with value-added resellers and other channel partners to reach consumer and enterprise markets for voice services. The Company has policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. The Company is not immune from the effects of the downturn in the economy and specifically the communications industry; however, management believes the concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company's customer base among different industries and geographic areas and remedies provided by terms of contracts and statutes.

        A significant portion of Level 3's communications service revenue is concentrated among a limited number of customers. Revenue attributable to Time Warner Inc. and subsidiaries, including America Online, amounted, on an aggregate basis, to $373 million and $446 million for the years ended December 31, 2004 and 2003, respectively, representing approximately 10 percent and 11 percent of consolidated revenue and is included within the Communications segment on the consolidated statements of operations. If Level 3 would lose one or more major customers, or if one or more major customers significantly decreased its orders for Level 3 services, the Company's communications business would be materially and adversely affected.

        The Company's DSL aggregation services are primarily provided to a single customer on an exclusive basis in certain markets, which exclusivity expires at the end of the first quarter of 2005. The customer has notified Level 3 that it intends to migrate its existing DSL customers to its own network during the first and second quarters of 2005. The Company recognized $112 million of DSL revenue attributable to this customer in 2004, and is expecting DSL revenue to decline significantly in 2005.

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

        Software Spectrum is a reseller of business software. Revenue is recognized as either an agency fee, whereby sales under certain licensing programs permit Software Spectrum to recognize only a service fee paid by the software publisher as revenue, or on a "gross" basis in which case the Company recognizes the full value of the software sold as revenue. Accounting literature provides guidance to enable companies to determine whether revenues from the reselling of goods and services should be recorded on a "gross" or "net" basis. The Company believes that the facts and circumstances, particularly those involving pricing and credit risk indicate that the majority of Software Spectrum's sales should be recorded on a "gross" basis. The latitude and ability of Software Spectrum to establish the selling price to the customer is a clear indication of "gross" revenue reporting. The assumption of credit risk is another important factor in determining "gross" versus "net" reporting. Software Spectrum has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from its customers. Software Spectrum is also solely responsible for determining the creditworthiness of its customers.

        Microsoft Corporation, a significant supplier of software to Software Spectrum, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. In 2003, several other suppliers, for whom Software Spectrum resells products and services, began adopting this type of program. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from the software publishers for these activities. Under this licensing program, Software Spectrum only recognizes the service fee it receives from the software publisher as revenue and not the entire value of the software. The Company continues to sell products under various licensing programs, but beginning in 2003, has experienced an increase in the level of sales under these new programs. If Microsoft and other software publishers are able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a "net" basis, the Company may experience a significant decline in information services revenue, but will also experience a comparable decline in cost of revenue.

        Revenue is recognized from software sales at the time of product shipment, or in accordance with terms of licensing contracts, when the price to the customer is fixed, and collectibility is reasonably assured. Revenue from maintenance contracts is recognized when invoiced, the license period has commenced, when the price to the customer is fixed, and collectibility is reasonably assured, as Software Spectrum has no future obligations associated with future performance under these maintenance contracts. Advance billings are recorded as deferred revenue until services are provided. Cost of revenue includes direct costs of the licensing activity and costs to purchase and distribute software. The costs directly attributable to advance billings are deferred and included in other current and noncurrent assets in the consolidated balance sheet. Rebate income received from software publishers is recognized as a reduction of cost of revenue in the period in which the rebate is earned based on a systematic allocation of the total rebate income considered probable of being realized.

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

  Concentration of Credit Risk

        The Company's customer base consists of several thousand accounts including corporations, government agencies, educational institutions, non-profit organizations and other business entities. For the year ended December 31, 2004, no single customer represented more than 10 percent of information services revenue. The customer base is represented by a large number of Fortune 500 and

Fortune Global 500 companies and the Company does not believe that the loss of any single customer would have a material adverse effect on its revenues.

Coal Mining

        Historically, coal sold by Level 3 subsidiaries has been sold primarily under long-term contracts with electric utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of Level 3's coal revenue was earned from long-term contracts during 2004, 2003, and 2002. The remainder of Level 3's sales are made on the spot market where prices are generally lower than those in the Company's long-term contracts. Costs of revenue related to coal sales include costs of mining and processing, estimated reclamation costs, royalties and production taxes.

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

  Competition

        The coal industry is highly competitive. Level 3 competes with other domestic and foreign coal suppliers, most of whom are larger and have greater capital resources devoted to the coal mining business than Level 3, and with alternative methods of generating electricity and alternative energy sources. Many of Level 3's competitors are served by two railroads and, due to the competition, often benefit from lower transportation costs than Level 3, which at each of its mines is served by a single railroad. Additionally, many competitors have more favorable geological conditions than Level 3, often resulting in lower comparative costs of production.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include salaries, wages and related benefits (including charges for stock based compensation), property taxes, travel, insurance, rent, contract maintenance, advertising and other administrative expenses.

Advertising Costs

        Level 3 expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense was $14 million, $26 million and $20 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Employee Compensation

        The Company has accounted for stock-based employee compensation using the fair value based method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") since 1998. The Company recognizes expense using the accelerated vesting methodology of FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28") (See Note 15).

Depreciation and Amortization

        Property, plant and equipment are recorded at cost. Depreciation and amortization for the Company's property, plant and equipment are computed on straight-line and accelerated (for certain coal assets) methods based on the following useful lives:

Facility and Leasehold Improvements	10—40 years
Network Infrastructure (including fiber and conduit)	7—25 years
Operating Equipment	3—7 years
Furniture, Fixtures and Office Equipment	2—7 years

        Depletion on mineral properties is provided on a units-of-extraction basis determined in relation to coal committed under sales contracts. The Company's coal mining business does not use its coal reserve estimates for purposes of depletion, but rather, depletes the properties over the estimated recoverable tons of coal that are required to be delivered under existing coal contracts.

Earnings Per Share

        Basic earnings per share have been computed using the weighted average number of shares during each period. Diluted earnings per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities.

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and can bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

        Intangible assets primarily include customer contracts, customer relationships and technology acquired in business combinations. These assets are amortized on a straight-line basis over the expected period of benefit which ranges from 2 to 10 years.

Long-Lived Assets

        The Company reviews the carrying amount of long-lived assets or groups of assets, at the lowest asset level where cash flow is separately measurable, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment includes a comparison of the estimated future undiscounted operating cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset.

Accounting for Asset Retirement Obligations

        The Company follows the policy of providing an accrual for reclamation of mined properties in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), based on the estimated total cost of restoration of such properties to meet compliance with laws governing surface mining. These estimated costs are calculated based on the expected future risk adjusted cash flows to remediate such properties discounted at a risk-free rate. The Company also provides an accrual for obligations related to certain colocation leases and right-of-way agreements in accordance with SFAS No. 143, based on the estimated total cost of restoration of such properties to their original condition. These estimated obligations are calculated based on the expected future discounted cash flows using the Company's estimated weighted average cost of capital at the time the obligation is incurred and applying a probability factor for conditional restoration obligations. Changes in expected future cash flows are discounted at interest rates that were in effect at the time of the original estimate for downward revision to such cash flows, and at interest rates in effect at the time of the change for upward revisions in the expected future cash flows.

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

Foreign Currencies

        Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) and in the statements of comprehensive loss. A significant portion of the Company's foreign subsidiaries have the Euro as its functional currency which experienced significant gains against the U.S. dollar during 2004 and 2003. As a result, the Company has experienced significant foreign currency translation adjustments which are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) and in the statement of comprehensive loss.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue reserves, whether impairment charges are necessary, useful lives of fixed assets, accruals for estimated liabilities that are probable and estimatable, and asset retirement obligations. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

        In June 2001, the FASB approved SFAS No. 143. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 was effective for the Company beginning on January 1, 2003. The Company's coal mining business had previously accrued, as a component of cost of revenue, an estimate of future reclamation liability. The reclamation liability is included in noncurrent liabilities on the consolidated balance sheets. The net effect of the adoption of SFAS No. 143 to the Company's coal mining business as of January 1, 2003 was a decrease in noncurrent liabilities of approximately $5 million (which is being amortized to expense) and was reflected as a cumulative-effect adjustment in the 2003 consolidated statement of operations.

        The communications business has entered into certain colocation and office space leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition. The Company has also entered into right-of-way agreements for its intercity and metropolitan networks that may require the removal of the conduit upon termination of the agreement. Upon adoption of this standard on January 1, 2003, the Company also recorded obligations and corresponding assets of approximately $31 million for these lease and right-of-way agreements.

        Asset retirement obligation expense of $11 million and $12 million was recorded during the years ended December 31, 2004 and 2003, respectively; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $138 million and $127 million at December 31, 2004 and 2003, respectively.

        Accretion expense of $7 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2004. Accretion expense of $4 million related to the Company's coal mining business was recorded in cost of revenue on the consolidated statement of operations for the year ended December 31, 2004. In addition, the coal mining business incurred $4 million of additional reclamation liabilities and incurred costs for work performed on asset retirement obligations of $1 million.

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

        The Company had noncurrent restricted cash of approximately $52 million and $45 million set aside to fund the reclamation liabilities at December 31, 2004 and 2003, respectively. The following is pro-forma financial information of the Company assuming SFAS No. 143 had been in effect as of January 1, 2002:

	Years Ended December 31,
(dollars in millions, except per share data)	2004 Actual	2003 Actual	2002 Pro-Forma
Asset Retirement Obligations, end of year	$138	$127	$115
SFAS 143 Expense	—	—	(8)
Net Loss	(458)	(711)	(866)
Loss Per Share	(0.67)	(1.26)	(2.13)

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 is effective for fiscal years beginning and certain transactions entered into after May 15, 2002. SFAS No. 145 requires gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Previously, FASB Statement No. 4 generally required all gains and losses from debt extinguished prior to maturity to be classified as an extraordinary item in the statement of operations. APB Opinion No. 30 requires that to qualify as an extraordinary item, the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary activities of the Company, and would not reasonably be expected to recur in the foreseeable future. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 shall be reclassified. Upon adoption of SFAS No. 145, due to the recurring nature of its debt repurchases and exchanges, the Company reclassified the related gains previously classified as extraordinary gains during the year ended December 31, 2002 of $255 million in the statement of operations to other non-operating income.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that compensation cost relating to share-based payment transactions to be recognized in the financial statements based on the fair value of equity or liability instruments issued. SFAS No. 123R is effective for interim periods beginning July 1, 2005. The adoption of SFAS No. 123R is not expected to have a significant impact on the Company's financial position or results of operations as the Company adopted the expense recognition provisions of SFAS No. 123 in 1998.

        In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets an Amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is effective for interim periods beginning July 1, 2005. Under SFAS No. 153, assets exchanged in non-monetary transactions will be measured at fair value, as long as the transaction has commercial substance and the fair value is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

'

Reclassifications

        Certain prior year amounts may have been reclassified to conform to the current year presentation.

(2)   Acquisitions

        On October 1, 2004, the Company acquired the wholesale dial Internet access business of Sprint Communications Company, L.P. ("Sprint"). Level 3 paid $34 million in cash to acquire the business, which provides dial-up Internet access to leading Internet service providers throughout the United States and agreed to provide discounted services to Sprint that were valued at $5 million, which was accounted for as part of the purchase price. Level 3 and Sprint entered into a transition services agreement for the migration of customers onto the Level 3 network, which Level 3 expects to complete in mid-2005. During the migration period, until such time as a customer contract is assumed or assigned, amounts received for services provided by Sprint are accounted for as a reduction in purchase price as opposed to revenue. The net amount received prior to the assumption or assignment of these contracts totaled $5 million in 2004 and therefore reduced the purchase price to $29 million. At December 31, 2004, substantially all customer contracts had been assigned to Level 3 or Level 3 had entered into new contractual arrangements with the customers acquired from Sprint. The results of operations attributable to the Sprint assets acquired and liabilities assumed are included in the consolidated financial statements from the date of assumption or assignment of contracts.

        On April 1, 2004, the Company acquired the wholesale dial access customer contracts of ICG Communications, Inc. ("ICG"). The Company agreed to pay approximately $35 million in cash to acquire the contracts and related equipment, which provides dial-up Internet access to various large customers and other leading ISPs. The terms of the agreement required Level 3 to pay $25 million at closing and additional payments of $5 million on both July 1, 2004 and October 1, 2004. The purchase price was subject to post-closing adjustments, but those adjustments were not material. Level 3 migrated the traffic from the customer contracts acquired from ICG onto its own network infrastructure and the migration was substantially complete by the end of 2004. The results of operations attributable to the ICG assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

        Level 3 completed the acquisition of Telverse Communications, Inc. ("Telverse"), a provider of hosted IP-based voice services for enterprises, in July 2003 for approximately $29 million in Level 3 common stock (approximately 4.2 million shares) and $2 million in cash consideration. Telverse's revenues and results of operations are included in the consolidated statements of operations from the date of acquisition. The financial results of Telverse prior to acquisition were immaterial to Level 3. Management's preliminary allocation of the purchase price resulted in the consideration, including transaction costs, plus assumed liabilities exceeding the fair value of the identifiable tangible assets acquired by approximately $32 million, which was initially recorded as goodwill. The Company completed its assessment of the assets acquired and liabilities assumed in the Telverse transaction in the fourth quarter of 2003, which resulted in allocating the purchase price consideration primarily to developed technology acquired with an insignificant amount allocated to customer contracts.

        In 2003, Level 3 completed the acquisition of substantially all of the assets and operations of Genuity, a Tier 1 Internet Protocol (IP) communications company. The total cash consideration, including transaction costs, was approximately $144 million including approximately $60 million in cash consideration to the Genuity Bankruptcy Estate plus approximately $77 million in cash to reimburse the estate for payments on assumed capital lease obligations related to network operating equipment. In addition, Level 3 assumed certain of Genuity's long term operating agreements. Level 3 entered into certain transactions with Genuity prior to the acquisition of the assets and operations of Genuity by Level 3, whereby it received cash for communications services to be provided in the future. As a result of the acquisition, Level 3 could no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the Genuity transaction by $76 million, the amount of the unamortized deferred revenue balance on February 4, 2003. The preliminary fair value of the assets acquired and liabilities assumed was subsequently adjusted during 2003 based upon actual settlements between the Genuity Bankruptcy Estate and Level 3 for post closing adjustments, which reduced the purchase price paid by Level 3 by $35 million, as well as increased the liabilities assumed by $4 million. This resulted primarily in a decrease in the value assigned to property, plant and equipment and identifiable intangible assets. The results of operations attributable to the Genuity assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

        In 2002, Level 3 completed the acquisition of the wholesale dial-up access business of McLeodUSA Incorporated for approximately $51 million in cash consideration and the assumption of certain operating liabilities related to that business. The acquisition included customer contracts, approximately 350 POPs (Points of Presence) and related facilities across the U.S., equipment, underlying circuits and certain employees. The acquisition enabled Level 3 to provide managed modem services in all 50 states with a coverage area that, at the time, included approximately 80 percent of the United States population, up from 37 states, and approximately 57 percent of the United States population. The allocation of the purchase price resulted in the cash consideration plus assumed liabilities exceeding the fair value of the identifiable tangible and intangible assets acquired by approximately $34 million, which was recorded as goodwill. Subsequent to the acquisition, the Company reevaluated excess equipment acquired in this acquisition and as a result decreased property, plant and equipment by $7 million to reflect the current carrying value of the assets. As a result, goodwill was increased to $41 million. In accordance with SFAS No. 142, the goodwill will be assessed annually for impairment based on the reporting unit to which it was assigned and will not be amortized. The results of operations attributable to the McLeod assets and liabilities are included in the consolidated financial statements from the date of acquisition.

        In 2002, the Company completed the acquisition of Software Spectrum, Inc., a global provider, marketer and reseller of business software. Software Spectrum shareholders received $37 in cash from Level 3 for each share of Software Spectrum common stock. The total cash consideration, including outstanding options and expected transaction costs, was approximately $135 million. The transaction was valued at approximately $95 million, adjusted for Software Spectrum's $40 million cash position on the acquisition date. The $135 million purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $79 million based on a valuation of the assets acquired and an estimate of liabilities assumed. Subsequent to the initial valuation, the Company has made immaterial changes to the purchase price allocation.

        In 2002, the Company acquired privately held CorpSoft, Inc., a global provider, marketer and reseller of business software. Level 3 agreed to pay approximately $89 million in cash and retire approximately $37 million in debt to acquire CorpSoft. The transaction was valued at approximately $95 million, adjusted for CorpSoft's $34 million cash position on the acquisition date. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net tangible and intangible assets by approximately $131 million based on a valuation of the assets acquired and an estimate of liabilities assumed. Subsequent to the initial valuation, the Company has made immaterial changes to the purchase price allocation.

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

        The following is unaudited pro-forma financial information of the Company assuming the acquisitions of Sprint, ICG, Telverse and Genuity had occurred at the beginning of the periods presented:

	Pro-Forma Years ended December 31,
	2004	2003
	(dollars in millions, except per share data)
Revenue	$3,756	$4,200
Loss from Continuing Operations	(445)	(684)
Income from Discontinued Operations	—	6
Cumulative Effect of Change in Accounting Principle	—	5
Net Loss	(445)	(673)
Net Loss per Share	(0.65)	(1.19)

        Included in the actual results and pro-forma financial information for the year ended December 31, 2004 are certain amounts which affect the comparability of the results, including gains of $197 million as a result of the early extinguishments of certain long-term debt, $113 million of termination revenue, a gain of approximately $23 million from the sale of Commonwealth Telephone Enterprises, Inc. common stock ("Commonwealth Telephone") and lease impairment charges of $14 million.

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

        The following are the estimated fair value of assets acquired and liabilities assumed in the Sprint, ICG, Telverse, Genuity, McLeod, and CorpSoft/Software Spectrum transactions as of their respective acquisition dates after reflecting post-closing purchase price adjustments.

	Sprint	ICG	Telverse	Genuity	McLeod	CorpSoft/ Software Spectrum
	(dollars in millions)
Assets:
Cash and cash equivalents	$—	$—	$—	$—	$—	$74
Accounts receivable	—	—	—	—	—	264
Other current assets	3	2	—	50	—	21
Property, plant and equipment, net	—	—	1	246	12	19
Identifiable intangibles	31	37	32	107	49	75
Goodwill	—	—	—	—	41	207
Other assets	—	—	—	22	—	12

Total Assets	34	39	33	425	102	672
Liabilities:
Accounts payable	—	—	2	—	—	319
Accrued payroll	—	—	—	—	—	38
Other current liabilities	—	4	—	56	43	30
Current portion of long-term debt	—	—	—	121	8	—
Long-term debt	—	—	—	188	—	—
Deferred revenue — Genuity	—	—	—	6	—	—
Deferred revenue — Level 3	5	—	—	(76)	—	—
Other liabilities	—	—	—	21	—	21

Total Liabilities	5	4	2	316	51	408

Purchase Price	$29	$35	$31	$109	$51	$264

        The fair value of the assets acquired and liabilities assumed in the Genuity transaction were determined based on a valuation completed in May 2003. Subsequently in 2003, Level 3 changed the purchase price allocation by increasing the preliminary fair value of the assets to be sold to CenturyTel, Inc. ("CenturyTel") (See Note 3) to $16 million to reflect the actual proceeds received from CenturyTel. A corresponding decrease in property, plant and equipment and identifiable intangibles was recorded in conjunction with this adjustment.

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

        Level 3's management continues to review the Company's existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company's focus on delivery of communications and information services and meeting its financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications and information services or with obtaining financial objectives, Level 3 may exit those lines of business or stop offering those services.

(3)   Discontinued Operations

        On December 31, 2003, Level 3 sold MFON to CenturyTel for approximately $16 million. MFON is a regional communications system located in the midwestern United States and was acquired by Level 3 as part of the Genuity transaction in February 2003. Level 3 adjusted the value of MFON assets from its original estimated value, pursuant to the one-year "allocation period" provisions of SFAS No. 141, to match the proceeds from this transaction. As a result, the Company did not recognize a gain or loss on the disposition of MFON.

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

        In December 2001, Level 3 agreed to sell its Asian telecommunications business for no cash consideration. Level 3 recorded an impairment loss equal to the difference between the carrying value of the assets and their fair value in 2001. Based on the terms of the agreement, the Company was required to pay approximately $49 million for certain capital obligations and estimated transaction costs in 2002.

(4)   Settlement Revenue

        Level 3 and McLeod entered into an agreement on November 1, 2004, whereby McLeod will return certain intercity dark fiber provided by Level 3 under a 1999 agreement and will provide discounted network services to Level 3 in exchange for cash and other consideration. Cash received under the 1999 agreement was deferred and amortized to revenue over the 20-year term of the agreement. Level 3 has no further service obligations with respect to the fiber and therefore recognized the $98 million of remaining unamortized deferred revenue for the fiber returned as non-cash termination revenue. The Company allocated the amounts paid to McLeod to fiber and prepaid network expenses. The value of the fiber returned was determined based on the capital costs that would be avoided in pulling additional fiber in certain segments of the Company's intercity network where fiber inventory would need to be replenished in the next three years. The prepaid network expense was valued based on the amount of discounted network expense services the Company expects to realize through purchases of these services on McLeod's network.

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

(5)   Restructuring and Impairment Charges

        In the second quarter of 2002, Level 3 recorded restructuring charges of $3 million for costs associated with a workforce reduction of approximately 200 employees in the communications business in North America and Europe. The Company was able to record benefits of $13 million for the year ending December 31, 2002, due to the termination of leases for less than had originally been estimated and recorded in 2001, and included the reduction of expense in Restructuring and Impairment Charges in the 2002 consolidated statement of operations.

        In the third quarter of 2002, the Company recorded a restructuring charge of $5 million primarily for severance and employee related costs associated with the integration of CorpSoft and Software Spectrum. Approximately 100 employees, primarily in Boston, were affected by the workforce reduction.

        In the first quarter of 2003, Level 3 announced workforce reductions that affected approximately 1,200 employees in the communications business. These actions were primarily a result of the integration of acquired operations from the Genuity transaction into Level 3's operations and the Company matching its European costs with expected revenues. The Company recorded restructuring charges of approximately $26 million related to these actions during the year ended December 31, 2003. The remaining obligation of $4 million with respect to this action was paid during 2004.

        The information services business recognized for the year ended December 31, 2003, approximately $19 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum, as well as the closure of (i)Structure's systems integration operations in Europe. These actions affected approximately 600 employees and resulted in the closure of certain facilities. Included in the $19 million of restructuring charges, were $6 million of accrued lease termination costs for facilities it has ceased using.

        The Company recorded lease impairment charges of $14 million for real property leases in North America and Europe in the fourth quarter of 2004. The charge resulted from ceasing use of certain leased space, the signing of subleases for existing vacant space at lower than estimated rates, and extending the estimated sublease dates for other vacant properties due to current market conditions. The Company paid approximately $3 million of facilities related costs in 2004 for restructuring charges recorded in 2001.

        In 2004, the information services business recognized approximately $2 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum announced in 2003. In total, the information services business paid approximately $8 million of costs during 2004, including $4 million for employee related matters and $4 million in facilities related costs associated with the 2003 and 2004 integration and restructuring actions.

        A summary of the restructuring charges and related activity follows:

	Severance and Related
	Number of Employees	Amount	Facilities Related Amount
		(in millions)	(in millions)
Balance December 31, 2001	354	$17	$41
2002 Charges	300	8	—
2002 Reductions of 2001 Charges	—	—	(13)
2002 Payments	(599)	(22)	(18)

Balance December 31, 2002	55	3	10
2003 Charges	1,717	39	6
2003 Payments	(1,663)	(35)	(4)

Balance December 31, 2003	109	7	12
2004 Charges	80	1	15
2004 Payments	(189)	(8)	(8)

Balance December 31, 2004	—	$—	$19

        Lease termination obligations of $19 million are expected to be paid over the terms of the impaired leases, which extend to 2015, if the Company is unable to negotiate a buyout of the leases.

Impairments

        The Company at least annually, or as events or circumstances change that could impact the recoverability of the carrying value of its communications and information services assets, conducts a comprehensive review of the carrying value of its communications assets to determine if the carrying amount of the communication assets are recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Level 3 separately evaluates for impairment its colocation facilities, certain excess conduits and its communications network (including electronics, fiber, conduits and customer premise equipment) as these are the lowest levels with separately identifiable cash flows. The impairment analysis of these assets are based on long term cash flow forecasts of operating results and sales of assets over their estimated useful lives. The Company concluded that the assets were not impaired as of December 31, 2004. Management will continue to assess the Company's assets for impairment as events occur or as industry conditions warrant.

        The Company recorded impairment charges of $101 million in 2002 related to a colocation facility near Boston, as well as abandoned lateral fiber builds, certain corporate facilities in Colorado and excess communications inventory. As a result of the completion of additional colocation space in Boston by other providers, the continued overabundance of communications equipment in the secondary markets, and the soft demand for office space in the metropolitan Denver area, the Company believed that these assets were obsolete and that the estimated future undiscounted cash flows attributable to these assets were insufficient to recover their carrying value. The new carrying values of these assets were based on offers received from third parties for the real estate properties or actual sales of similar communications assets.

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

(7)   Loss Per Share

        The Company had a loss from continuing operations for the three years ended December 31, 2004. Therefore, the dilutive effect of the approximately 171 million, 83 million and 156 million shares issuable pursuant to the five, four and three series of convertible notes at December 31, 2004, 2003, and 2002 respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the dilutive effect of the approximately 49 million, 52 million and 54 million options and warrants outstanding at December 31, 2004, 2003 and 2002 respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

        The following details the loss per share calculations for the Level 3 common stock (dollars in million, except per share data):

	Year Ended
	2004	2003	2002
Loss from Continuing Operations	$(458)	$(721)	$(860)
Income from Discontinued Operations	—	5	2
Cumulative Effect of Change in Accounting Principle	—	5	—

Net Loss	$(458)	$(711)	$(858)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Earnings Per Share (in thousands)	683,846	565,931	407,317
Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.67)	$(1.28)	$(2.11)

Income from Discontinued Operations	$—	$0.01	$—

Cumulative Effect of Change in Accounting Principle	$—	$0.01	$—

Net Loss	$(0.67)	$(1.26)	$(2.11)

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

Marketable and Restricted Securities

        In 2004, marketable securities consist of U.S. Treasury securities that are characterized as held to maturity. Marketable securities in 2003 are comprised of the investment in the common stock of Commonwealth Telephone and are classified as available for sale. Restricted securities consist primarily of cash investments that serve to collateralize outstanding letters of credit and certain operating obligations of the Company. The cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities. The net unrealized holding gains and losses for marketable securities classified as available for sale are included in accumulated other comprehensive income (loss) within stockholders' equity (deficit). The unrealized holding gains and losses for securities characterized as held to maturity are not reflected in the consolidated financial statements.

        At December 31, 2004 and 2003 the unrealized holding gains and losses on the marketable securities were as follows:

	Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(dollars in millions)
2004
Marketable Securities:
U.S. Treasury securities—Current	$225	$—	$—	$225
U.S. Treasury securities—Noncurrent	114	—	(1)	113

	$339	$—	$(1)	$338

2003
Marketable Securities:
Commonwealth Telephone common stock	$18	$24	$—	$42

        Scheduled maturities of marketable securities held at December 31, 2004 are as follows (dollars in millions): 2005—$225; 2006—$114.

        The Company recognized $32 million of realized gains from the sale of marketable equity securities in 2004 which are reflected in Other, net on the consolidated statement of operations. The Company did not recognize any realized gains and losses on sales of marketable equity securities in 2003. The Company recognized $14 million of losses in 2002 from the sale of marketable securities; all of which were attributable to foreign currency losses on securities denominated in Euros.

        Maturities for the restricted securities have not been presented, as the types of securities are either cash or money market mutual funds which do not have a single maturity date.

Long-Term Debt

        The fair value of long-term debt was estimated using the December 31, 2004 and 2003 average of the bid and ask price for the publicly traded debt instruments. The GMAC Commercial Mortgage is not traded in an organized public manner. The fair value of this instrument is assumed to approximate its carrying value at December 31, 2004 and 2003 as it is secured by underlying assets and has a variable interest rate thus minimizing credit and interest rate risks. The 9% Convertible Senior Discount Notes due 2013 included within Long-term Debt is not traded in an organized public manner. The fair value of this note was calculated using a convertible model which uses the Black-Scholes valuation model to value the equity portion of the security and bond math to value the debt portion of the security (using market yields on other Level 3 traded debt).

        The carrying amount and estimated fair values of Level 3's financial instruments are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in millions)
Cash and Cash Equivalents	$443	$443	$1,129	$1,129
Marketable Securities—Current	225	225	42	42
Marketable Securities—Noncurrent	114	113	—	—
Restricted Securities—Current	48	48	74	74
Restricted Securities—Noncurrent	67	67	61	61
Investments (Note 13)	5	5	6	22
Long-term Debt, including current portion (Note 14)	5,211	4,446	5,375	4,798

(9)   Receivables

        Receivables at December 31, 2004 and 2003 were as follows:

	Communications	Information Services	Coal	Total
2004
Accounts Receivable:
Services and Software Sales	$138	$418	$12	$568
Allowance for Doubtful Accounts	(17)	(6)	—	(23)

Total	$121	$412	$12	$545

2003
Accounts Receivable:
Services and Software Sales	$134	$453	$11	$598
Allowance for Doubtful Accounts	(20)	(8)	—	(28)

Total	$114	$445	$11	$570

        The Company recognized bad debt expense in selling, general and administrative expenses of $3 million, $7 million and $7 million in 2004, 2003 and 2002, respectively. Level 3 received $2 million, $4 million and $1 million of proceeds for amounts previously deemed uncollectible in 2004, 2003 and 2002, respectively. The Company decreased accounts receivable and allowance for doubtful accounts by approximately $8 million, $8 million and $23 million in 2004, 2003 and 2002, respectively, for previously reserved amounts the Company deemed as uncollectible.

(10) Other

        At December 31, 2004 and 2003 other current assets consisted of the following:

	2004	2003
	(dollars in millions)
Deferred Costs	$65	$63
Prepaid Assets	45	46
Debt Issuance Costs, net	16	15
Other	15	16

	$141	$140

        Deferred costs include deferred software and other related costs attributable to the information services business and are related to future revenues.

(11) Net Property, Plant and Equipment

        Costs associated directly with expansions and improvements to the communications network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $66 million, $61 million, and $66 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Included in capitalized labor and related costs was $2 million, $4 million and $7 million of capitalized non-cash compensation costs related to options and warrants granted to employees for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company continues to develop business support systems required for its business plan. The external direct costs of software, services, and payroll and payroll related expenses for employees directly associated with developing the business support systems are capitalized. Upon completion of a project, the total cost of the business support system is amortized over an estimated useful life of three years. If it is determined that these assets are not expected to provide future benefit, either in whole or in part, then that asset will be accounted for as abandoned and impaired asset in accordance with SFAS No. 144.

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

        Level 3 has been able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $8 million, $28 million and $215 million of capital expenditure accruals for the years ended December 31, 2004, 2003 and 2002, respectively, that had previously been reported as property, plant and equipment. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts which can result in changes to estimated costs of the construction projects.

        Included in Land and Mineral Properties are mineral properties related to the coal business with a cost basis of approximately $5 million for the years ended December 31, 2004 and 2003, respectively. The remaining Land and Mineral Properties balance of approximately $184 million and $179 million for the year ended December 31, 2004 and 2003, respectively, represent owned assets of the communications and information services businesses, including land improvements. The coal mineral properties include owned and leased assets. The various coal lease agreements require minimum lease payments and provide for royalty or overriding royalty payments based on the tons of coal mined or sold from the properties. Depletion on the mineral properties is provided on a units-of-extraction basis determined in relation to coal committed under sales contracts.

        Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within property, plant and equipment below.

        At December 31, 2004 and 2003, property, plant and equipment were as follows:

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
December 31, 2004
Land and Mineral Properties	$189	$(18)	$171
Facility and Leasehold Improvements:
Communications	1,388	(281)	1,107
Information Services	28	(6)	22
Coal Mining	149	(145)	4
Network Infrastructure	4,379	(1,004)	3,375
Operating Equipment:
Communications	1,843	(1,219)	624
Information Services	91	(68)	23
Coal Mining	74	(68)	6
Furniture, Fixtures and Office Equipment	122	(101)	21
Other	24	(14)	10
Construction-in-Progress	45	—	45

	$8,332	$(2,924)	$5,408

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
December 31, 2003
Land and Mineral Properties	$184	$(19)	$165
Facility and Leasehold Improvements:
Communications	1,351	(200)	1,151
Information Services	27	(5)	22
Coal Mining	149	(144)	5
Network Infrastructure	4,364	(740)	3,624
Operating Equipment:
Communications	1,617	(959)	658
Information Services	93	(63)	30
Coal Mining	73	(67)	6
Furniture, Fixtures and Office Equipment	119	(86)	33
Other	33	(16)	17
Construction-in-Progress	16	—	16

	$8,026	$(2,299)	$5,727

        Depreciation expense was $630 million in 2004, $766 million in 2003 and $776 million in 2002. In 2004 and 2003, a significant portion of assets with assigned useful lives of 3 to 5 years became fully depreciated.

(12) Goodwill and Intangibles, net

        Goodwill and Intangibles, net at December 31, 2004 and 2003 were as follows (dollars in millions):

	Goodwill	Intangibles
December 31, 2004
Sprint	$—	$28
ICG	—	23
Telverse	—	23
Genuity	—	55
McLeod	41	—
Software Spectrum (including Corpsoft)	202	55
XCOM	30	—

	$273	$184

December 31, 2003
Telverse	$—	$29
Genuity	—	79
McLeod	41	11
Software Spectrum (including Corpsoft)	207	62
XCOM	30	—

	$278	$181

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

        In October 2004, Level 3 acquired the wholesale dial Internet access business of Sprint. As part of the preliminary purchase price allocation, Level 3 valued the customer relationships and contracts at $31 million and is amortizing this asset over an estimated life of three years.

        In April 2004, Level 3 purchased managed modem contracts and related equipment from ICG. As part of the preliminary purchase price allocation, Level 3 valued the customer relationships and contracts at $37 million and is amortizing this asset over a period equal to the term of the primary customer contract acquired of two years.

        In July 2003, Level 3 purchased Telverse Communications, Inc. for approximately $31 million in Level 3 common stock, cash consideration and transaction costs. This acquisition resulted in identifiable intangible assets of $32 million primarily related to developed technology acquired with an insignificant amount allocated to customer contracts. The Company is amortizing the intangible assets over an estimated life of five years.

        Level 3 purchased substantially all of the assets and operations of Genuity in February 2003. The initial fair value of the assets, adjusted for subsequent purchase price adjustments, indicated that the assets acquired net of the Company's estimate of obligations assumed was in excess of the purchase price paid by $86 million. As a result, the Company did not recognize goodwill in this transaction and reallocated the negative goodwill against the long-lived asset values in accordance with SFAS No. 141. The Company has attributed approximately $107 million of the Genuity purchase price to identifiable intangible assets, including $79 million to specific customer contracts and $28 million to the existing customer base. Level 3 is amortizing these intangibles over periods ranging from 3 to 5 years, with a weighted average remaining life of 3.2 years at December 31, 2004. The intangibles acquired as part of the Genuity transaction were adjusted during the fourth quarter of 2003 from their previously allocated values to reflect changes in the purchase price allocation and the settlement with the Genuity Bankruptcy Estate described in Note 2.

        Level 3 completed the acquisition of McLeod's wholesale dial-up business in 2002. The Company has attributed approximately $49 million of the purchase price to customer contracts with an amortization period equal to the remaining term of the primary contract of approximately 30 months at the date of acquisition. The purchase price in excess of the fair value allocated to identifiable tangible and intangible assets resulted in goodwill of $41 million.

        The acquisition of CorpSoft was completed in 2002. The $129 million cash purchase price, including transaction costs, exceeded the fair value of the net assets by approximately $131 million based on a valuation of the assets acquired and estimates of the liabilities assumed. The Company has attributed approximately $26 million of the purchase price to a customer relationship intangible asset with an amortization period equal to ten years.

        In 2002, the Company completed the acquisition of Software Spectrum, Inc. The $135 million purchase price, including transaction costs, exceeded the estimated fair value of the net assets by approximately $79 million based on a valuation of the assets acquired and estimates of the liabilities assumed. The Company has attributed approximately $49 million of the purchase price to a customer relationship intangible asset with an amortization period equal to ten years.

        In 2004, the Company determined that $5 million of obligations included in the original purchase price allocation for CorpSoft and Software Spectrum were no longer required. As a result, the Company reduced the goodwill attributable to the acquisitions by $5 million in 2004.

        At December 31, 2004 and 2003, the Company had $30 million of goodwill attributable to the acquisition of XCOM in 1998.

        At December 31, 2004 and 2003 identifiable intangible assets were as follows (dollars in millions):

	Cost	Accumulated Amortization	Book Value
December 31, 2004
Customer Contracts:
Sprint	$31	$(3)	$28
ICG	37	(14)	23
Genuity	28	(11)	17
McLeod	49	(49)	—
Customer Relationships:
Genuity	79	(41)	38
Software Spectrum (including CorpSoft)	75	(20)	55
Technology:
Telverse	32	(9)	23

	$331	$(147)	$184

	Cost	Accumulated Amortization	Book Value
December 31, 2003
Customer Contracts:
Genuity	$28	$(6)	$22
McLeod	49	(38)	11
Customer Relationships:
Genuity	79	(22)	57
Software Spectrum (including CorpSoft)	75	(13)	62
Technology:
Telverse	32	(3)	29

	$263	$(82)	$181

        Goodwill attributable to these acquisitions has been or will be assessed at least annually for impairment in accordance with SFAS No. 142, beginning with the first anniversary of the acquisition and December 31 of each year thereafter.

        Intangible asset amortization expense was $65 million, $61 million and $25 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2005—$68 million; 2006—$54 million; 2007—$25 million; 2008—$11 million and 2009—$8 million.

(13) Other Assets, net

        At December 31, 2004 and 2003 other assets consisted of the following:

	2004	2003
	(dollars in millions)
Debt Issuance Costs, net	$67	$64
Investments	5	6
Prepaid Network Assets	—	2
Prepaid Operating and Maintenance Costs	—	18
Other	24	10

	$96	$100

        At the beginning of 2004, the Company held equity positions in two publicly traded companies: Commonwealth Telephone and RCN Corporation ("RCN"). Commonwealth Telephone owns Commonwealth Telephone Company, an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc. a competitive local exchange carrier. RCN is a facilities-based provider of bundled local and long distance phone, cable television and Internet services to residential markets primarily on the East and West coasts as well as Chicago.

        In 2002, Level 3 Holdings, Inc., a wholly owned subsidiary of the Company, agreed to acquire from Mr. David C. McCourt, a director of the Company at the time, his 10% interest in Level 3 Telecom Holdings, Inc., the Company's subsidiary that indirectly held the Company's ownership interests in RCN and Commonwealth Telephone. The total cash consideration paid to Mr. McCourt in this transaction was $15 million and was accounted for as an increase in the carrying value of the Commonwealth Telephone and RCN investments.

        In 2002, the Company sold in two separate transactions, approximately 9.6 million shares of common stock of Commonwealth Telephone. The Company received approximately $362 million of proceeds from these transactions and recorded a gain on the disposition of $191 million, which is included in Other, net on the consolidated statement of operations.

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

        In September 2003, the shareholders of Commonwealth Telephone approved a recapitalization agreement that provided for the reclassification and conversion of each outstanding share of Commonwealth Telephone Class B common stock into 1.09 shares of Commonwealth Telephone common stock. This recapitalization reduced Level 3's equity and voting interest to approximately 4.6% and as a result, the Company accounted for its investment using the cost method effective in September 2003. At December 31, 2003, Level 3 reflected the Commonwealth Telephone shares as available for sale marketable securities, and, accordingly, reflected the Commonwealth Telephone shares at their fair market value of $42 million at December 31, 2003 on the consolidated balance sheet.

        In January 2004, the Company sold its remaining shares in Commonwealth Telephone for $41 million in cash, resulting in a gain of approximately $23 million.

        On December 31, 2003, Level 3 owned approximately 27 million shares of RCN common stock representing approximately 22% of the outstanding shares of RCN. The Company accounts for its investment in RCN using the equity method. However, Level 3 has not recognized its proportionate share of RCN's losses since 2000, when Level 3's share of RCN's losses exceeded Level 3's remaining carrying amount for the investment and because Level 3 did not have additional financial commitments to RCN. The Company's investment in RCN, including goodwill, was zero at December 31, 2003. The market value of the Company's investment in RCN was $18 million at December 31, 2003.

        In May 2004, RCN filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In December 2004, RCN emerged from bankruptcy protection and the old equity holders received warrants equal to less than 0.25% of the common stock of the new RCN entity. The Company's carrying value of this investment was zero at December 31, 2004 and the market value of its investment in RCN was not significant.

        As of the date of completion of the Genuity transaction, Level 3 was obligated as part of certain capital lease agreements, to purchase approximately $30 million of operating and maintenance ("O&M") services from suppliers over the next four years. At the acquisition date, Level 3 recorded both a prepaid asset and an obligation for the value of the services to be provided. As of December 31, 2003, the Company has reflected the current ($9 million) and remaining noncurrent ($15 million) portions of the O&M payments due under these arrangements.

        As a result of the 2004 settlement with Allegiance Telecom, Inc., (See Note 14) certain O&M obligations payable to Allegiance were eliminated. The Company will amortize less than $1 million of the remaining prepaid expenses in 2005 related to these agreements.

(14) Long-Term Debt

        At December 31, 2004 and 2003, long-term debt was as follows:

	2004	2003
	(dollars in millions)
Senior Secured Term Loan (9.375% due 2011)	$730	$—
Senior Notes (9.125% due 2008)	954	1,204
Senior Notes (11.0% due 2008)	132	362
Senior Discount Notes (10.5% due 2008)	144	409
Senior Euro Notes (10.75% due 2008)	68	400
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Discount Notes (12.875% due 2010)	475	420
Senior Euro Notes (11.25% due 2010)	142	130
Senior Notes (11.25% due 2010)	96	96
Senior Notes (10.75% due 2011)	500	500
Convertible Senior Notes (5.25% due 2011)	345	—
Convertible Senior Discount Notes (9.0% due 2013)	230	211
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514
Commercial Mortgages:
GMAC (4.89% due 2003-2005)	117	119
Capital leases assumed in Genuity transaction	24	268
Other	4	6

	5,211	5,375
Less current portion	(144)	(125)

	$5,067	$5,250

Debt Exchanges and Repurchases

        Beginning in 2001, Level 3 began repurchasing several series of its public debt, including its two series of convertible debt, in exchange for Level 3 common stock. In August 2002, the SEC staff notified certain public companies and accounting firms that it was reviewing the accounting treatment for certain transactions involving the conversion of convertible debt pursuant to inducements made to prompt conversion of the debt to equity securities of the issuer. The SEC staff acknowledged that there was diversity in accounting practice and asked the Emerging Issues Task Force of the Financial Accounting Standards Board to address the issue as part of its September 2002 agenda.

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

        In the fourth quarter of 2004, Level 3 used the $713 million of net proceeds from the issuance of the Senior Secured Term Loan due in 2011 described below and $272 million from the issuance of the 5.25% Senior Convertible Notes due 2011 described below to repay portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008, 10.5% Senior Discount Notes due 2008 and 10.75% Senior Euro Notes due 2008. The Company repurchased portions of the outstanding notes at prices ranging from 83 percent to 89 percent of the repurchased principal balances. The net gain on the early extinguishment of the debt, including transaction costs, realized foreign currency losses and unamortized debt issuance costs, was $50 million for these transactions.

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

        Pursuant to SFAS No. 145, the Company reclassified $255 million of extraordinary gains on extinguishment of debt recognized in 2002 to other income (expense) on the consolidated statements of operations.

Debt Instruments

        Level 3 is in compliance with covenants on all outstanding debt issuances at December 31, 2004 and 2003.

Senior Secured Term Loan due 2011

        On December 1, 2004, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc. ("Level 3 Financing"), a wholly owned subsidiary of the Company, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain lenders entered into a credit agreement ("Credit Agreement") pursuant to which the lenders extended a $730 million senior secured term loan ("Senior Secured Term Loan") to Level 3 Financing. The term loan matures in 2011 and has a current interest rate of the London Interbank Offering Rate ("LIBOR") plus an applicable margin of 700 basis points. Interest on the note accrues at the three month LIBOR and is payable in cash on March 1, June 1, September 1 and December 1 of each year, in arrears, beginning March 1, 2005. The interest rate was 9.375% at December 31, 2004 and was determined at the commencement of the interest period beginning December 1, 2004.

        Level 3 Financing's obligations under this term loan are, subject to certain exceptions, secured by certain assets of the Company; and certain of the Company's material domestic subsidiaries which are engaged in the telecommunications business and which were able to grant a lien on their assets without regulatory approval. The Company and these subsidiaries have also guaranteed the obligations of Level 3 Financing under the Senior Secured Term Loan. Upon obtaining regulatory approvals, Level 3 Communications, LLC and its material domestic subsidiaries will guarantee and, subject to certain exceptions, pledge certain of their assets to secure the obligations under the Senior Secured Term Loan; and certain of the initial subsidiary guarantors will be released from their pledge and guarantee obligations under the Senior Secured Term Loan.

        The Credit Agreement includes certain negative covenants on the ability of the Company, Level 3 Financing and any restricted subsidiary to engage in certain activities. The Credit Agreement also contains certain events of default. It does not require the Company or Level 3 Financing to maintain specific financial ratios.

        Level 3 used the net proceeds of $713 million, after transaction costs, to fund purchases of its existing debt securities.

        Debt issuance costs of $17 million were originally capitalized and are being amortized to interest expense over the term of the Senior Secured Term Loan. After amortization, debt issuance costs were $17 million at December 31, 2004.

9.125% Senior Notes due 2008

        In April 1998, Level 3 Communications, Inc. received $1.94 billion of net proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("9.125% Senior Notes"). As of December 31, 2004, a total of $1.046 billion aggregate principal amount of the 9.125% Senior Notes had been repurchased. Interest on the notes accrues at 9.125% per year and is payable on May 1 and November 1 each year in cash.

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

        Debt issuance costs of $65 million were originally capitalized and are being amortized to interest expense over the term of the Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $11 million at December 31, 2004.

11% Senior Notes due 2008

        In February 2000, Level 3 Communications, Inc. received $779 million of net proceeds, after transaction costs, from a private offering of $800 million aggregate principal amount of its 11% Senior Notes due 2008 ("11% Senior Notes"). As of December 31, 2004, a total of $668 million aggregate principal amount of the 11% Senior Notes had been repurchased. Interest on the notes accrues at 11% per year and is payable semi-annually in arrears in cash on March 15 and September 15, beginning September 15, 2000. The 11% Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior debt. The 11% Senior Notes cannot be prepaid by Level 3 Communications, Inc., and mature on March 15, 2008. The 11% Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        Debt issuance costs of $21 million were originally capitalized and are being amortized to interest expense over the term of the 11% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $1 million at December 31, 2004.

10.5% Senior Discount Notes due 2008

        In December 1998, Level 3 Communications, Inc. sold $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 ("10.5% Senior Discount Notes"). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long-term debt. As of December 31, 2004, a total of $690 million aggregate principal amount of the 10.5% Senior Discount Notes had been repurchased. Interest on the 10.5% Senior Discount Notes accreted at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million ($144 million after repurchases) at December 1, 2004. Commencing December 1, 2003, interest on the 10.5% Senior Discount Notes accrued at the rate of 10.5% per annum and will be payable in cash semiannually in arrears.

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

        Debt issuance costs of $14 million were originally capitalized and are being amortized over the term of the 10.5% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $1 million at December 31, 2004.

10.75% Senior Euro Notes due 2008

        In February 2000, Level 3 Communications, Inc. received €488 million ($478 million when issued) of net proceeds, after debt issuance costs, from an offering of €500 million aggregate principal amount 10.75% Senior Euro Notes due 2008 ("10.75% Senior Euro Notes"). As of December 31, 2004, a total of €450 million aggregate principal amount of the 10.75% Senior Euro Notes had been repurchased. Interest on the notes accrues at 10.75% per year and is payable in Euros semi-annually in arrears on March 15 and September 15 each year beginning on September 15, 2000. The 10.75% Senior Euro Notes are not redeemable by Level 3 Communications, Inc. prior to maturity. Debt issuance costs of €12 million were originally capitalized and are being amortized over the term of the 10.75% Senior Euro Notes. As a result of amortization and debt repurchases, the net capitalized debt issuance costs have been reduced to €1 million at December 31, 2004.

        The 10.75% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 10.75% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        The issuance of the €500 million 10.75% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such investment. The 10.75% Senior Euro Notes were valued, based on current exchange rates, at $68 million in the Company's financial statements at December 31, 2004. The difference between the carrying value at December 31, 2004 and the value at issuance, after repurchases, was recorded in other comprehensive income.

2.875% Convertible Senior Notes due 2010

        In July 2003, the Company completed the offering of $373.75 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 ("2.875% Convertible Senior Notes") in an underwritten public offering pursuant to the Company's shelf registration statement. Interest on the notes accrues at 2.875% per year and is payable semi-annually in arrears in cash on January 15 and July 15, beginning January 15, 2004. The 2.875% Convertible Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured debt. The 2.875% Convertible Senior Notes contain certain covenants, which among other things, limit additional liens on assets of the Company.

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

        Level 3 used the net proceeds of $361 million, after transaction costs, for working capital, capital expenditures and other general corporate purposes, including new product development, debt repurchases and acquisitions.

        Debt issuance costs of $13 million were originally capitalized and are being amortized to interest expense over the term of the 2.875% Convertible Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to $10 million at December 31, 2004.

12.875% Senior Discount Notes due 2010

        In February 2000, Level 3 Communications, Inc. sold in a private offering $675 million aggregate principal amount at maturity of its 12.875% Senior Discount Notes due 2010 ("12.875% Senior Discount Notes"). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long-term debt. As of December 31, 2004, a total of $187 million aggregate principal amount of the 12.875% Senior Discount Notes had been repurchased, leaving $488 million aggregate principal amount outstanding. Interest on the 12.875% Senior Discount Notes accretes at a rate of 12.875% per year, compounded semi-annually, to an aggregate principal amount of $488 million by March 15, 2005. Cash interest will not accrue on the 12.875% Senior Discount Notes prior to March 15, 2005. Commencing September 15, 2005, interest on the 12.875% Senior Discount Notes will accrue at the rate of 12.875% per year and will be payable in cash semi-annually in arrears. Accrued interest expense for the year ended December 31, 2004 on the 12.875% Senior Discount Notes of $55 million was added to long-term debt.

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

        Debt issuance costs of $9 million were originally capitalized and are being amortized to interest expense over the term of the 12.875% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $3 million at December 31, 2004.

11.25% Senior Euro Notes due 2010

        In February 2000, Level 3 Communications, Inc. received €293 million ($285 million when issued) of net proceeds, after debt issuance costs, from an offering of €300 million aggregate principal amount 11.25% Senior Euro Notes due 2010 ("11.25% Senior Euro Notes"). As of December 31, 2004, a total of €196 million aggregate principal amount of the 11.25% Senior Euro Notes had been repurchased. Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears in Euros on March 15 and September 15 each year beginning September 15, 2000.

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

        Debt issuance costs of €7 million were originally capitalized and are being amortized over the term of the 11.25% Senior Euro Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to €1 million at December 31, 2004. The 11.25% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11.25% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        The issuance of the €300 million 11.25% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such net investment. The 11.25% Senior Euro Notes were valued, based on current exchange rates, at $142 million in the Company's financial statements at December 31, 2004.

11.25% Senior Notes due 2010

        In February 2000, Level 3 Communications, Inc. received $243 million of net proceeds, after transaction costs, from a private offering of $250 million aggregate principal amount of its 11.25% Senior Notes due 2010 ("11.25% Senior Notes"). As of December 31, 2004, a total of $154 million aggregate principal amount of the 11.25% Senior Notes had been repurchased. Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears on March 15 and September 15 in cash beginning September 15, 2000.

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

        Debt issuance costs of $7 million were originally capitalized and are being amortized to interest expense over the term of the 11.25% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $1 million at December 31, 2004.

10.75% Senior Notes due 2011

        In October 2003, Level 3 Financing received $486 million of net proceeds from a private placement offering of $500 million aggregate principal amount of its 10.75% Senior Notes due 2011 ("10.75% Senior Notes"). Interest on the notes accrues at 10.75% per year and is payable on April 15 and October 15 each year in cash. These notes are guaranteed by Level 3 Communications, LLC and Level 3 Communications, Inc. (See Note 21).

        The 10.75% Senior Notes are subject to redemption at the option of Level 3 Financing, in whole or in part, at any time or from time to time on or after October 15, 2007, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning October 15, of the years indicated below:

Year	Redemption Price
2007	105.375%
2008	102.688%
2009 and thereafter	100.000%

        The 10.75% Senior Notes are senior, unsecured obligations of Level 3 Financing, ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Financing. The notes contain certain covenants, which among other things, limit consolidated debt, dividend payments, and transactions with affiliates. The net proceeds of the offering were used to repay amounts outstanding under the Senior Secured Credit Facility discussed below.

        Debt issuance costs of $14 million were originally capitalized and are being amortized to interest expense over the term of the 10.75% Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to $11 million at December 31, 2004.

5.25% Convertible Senior Notes due 2011

        On December 2, 2004, Level 3 Communications, Inc. completed the offering of $345 million aggregate principal amount of its 5.25% Convertible Senior Notes due 2011 ("5.25% Convertible Senior Notes") in a private offering pursuant to the Company's shelf registration statement. Interest on the notes accrues at 5.25% per year and is payable semi-annually in arrears in cash on June 15 and December 15, beginning June 15, 2005. The 5.25% Convertible Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured debt. The 5.25% Convertible Senior Notes contain certain covenants which limit additional liens on assets of the Company.

        The 5.25% Convertible Senior Notes are convertible, at the option of the holders, into shares of the Company's common stock at a conversion rate of $3.98 per share, subject to certain adjustments. Upon conversion, the Company will have the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock. In addition, holders of the 5.25% Convertible Senior Notes will have the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount plus accrued interest and a make whole premium.

        On or after December 15, 2008, Level 3, at its option, may redeem for cash all or a portion of the notes. The 5.25% Convertible Senior Notes are subject to redemption at the option of Level 3, in whole or in part, at any time or from time to time, on not more than 60 nor less than 30 days' notice, on or after December 15, 2008, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning December 15, of the years indicated below:

Year	Redemption Price
2008	102.250%
2009	101.500%
2010 and thereafter	100.750%

        In connection with the issuance of the notes, Level 3 used approximately $62 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to the Company's common stock to reduce the potential dilution from conversion of the notes. Level 3 used the remainder of the net proceeds from this offering to fund repurchases of its existing debt securities due in 2008.

        Under the terms of the convertible note hedge arrangement (the "Convertible Note Hedge") with Merrill Lynch International ("Merrill"), Level 3 paid $125 million for a forward purchase option contract under which it is entitled to purchase from Merrill a fixed number of shares of Level 3 common stock (at a current price per share of $3.98). In the event of the conversion of the notes, this forward purchase option contract allows the Company to purchase, at a fixed price equal to the implicit conversion price of shares issued under the convertible notes, a number of shares equal to the shares that Level 3 issues to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the notes. The Company accounted for the Convertible Note Hedge pursuant to the guidance in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." Accordingly, the $125 million purchase price of the forward stock purchase option contract was recorded as a reduction to consolidated stockholders' equity.

        Level 3 also sold to Merrill a warrant (the "Warrant") to purchase shares of Level 3 common stock. The Warrant is currently exercisable for 86,596,380 shares of Level 3 common stock at a current exercise price of $6.00 per share. Level 3 received $64 million cash from Merrill in return for the sale of this forward share purchase option contract. Merrill cannot exercise the Warrant unless and until a conversion event occurs. Level 3 has the option of settling the Warrant in cash or shares of Level 3 common stock. The Company accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $64 million sales price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders' equity.

        The Convertible Note Hedge and the Warrant economically allow Level 3 to acquire sufficient shares of common stock from Merrill to meet its obligation to deliver common stock upon conversion by the holder, unless the common stock price exceeds $6.00. When the fair value of the Level 3 common stock exceeds such price, the contracts have an offsetting economic impact and, accordingly, will no longer be effective as a hedge of the dilutive impact of possible conversion.

        Debt issuance costs of $11 million were originally capitalized and are being amortized to interest expense over the term of the 5.25% Convertible Senior Notes. As a result of amortization, debt issuance costs were $11 million at December 31, 2004.

9% Convertible Senior Discount Notes due 2013

        In October 2003, Level 3 completed the exchange of approximately $352 million (book value) of debt and accrued interest outstanding, as of October 24, 2003, for approximately 20 million shares of Level 3 common stock and $208 million (book value) of a new issue of 9% Convertible Senior Discount Notes.

        Level 3 Communications, Inc. issued $295 million aggregate principal amount at maturity of 9% Convertible Senior Discount Notes. Interest on the 9% Convertible Senior Discount Notes accretes at a rate of 9% per annum, compounded semiannually, to an aggregate principal amount of $295 million by October 15, 2007. Cash interest will not accrue on the 9% Convertible Senior Discount Notes prior to October 15, 2007; however, Level 3 Communications, Inc. may elect to commence the accrual of cash interest on all outstanding 9% Convertible Senior Discount Notes on or after October 15, 2004, in which case the outstanding principal amount at maturity of each 9% Convertible Senior Discount Note will, on the elected commencement date, be reduced to the accreted value of the 9% Convertible Senior Discount Note as of that date and cash interest shall be payable on that Note on April 15 and October 15 thereafter. Commencing October 15, 2007, interest on the 9% Convertible Senior Discount Notes will accrue at the rate of 9% per annum and will be payable in cash semiannually in arrears. Accrued interest expense for the year ended December 31, 2004 on the 9% Convertible Senior Discount Notes of $19 million was added to long-term debt.

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

        The 9% Convertible Senior Discount Notes will be subject to conversion into common stock at the option of the holder, in whole or in part, at any time or from time to time after 180 days after the issue date at the following conversion prices (expressed as percentages of accreted value) plus accrued and unpaid interest thereon to the conversion date, of the time periods indicated below:

Year	Conversion Price
October 15, 2004—April 14, 2005	76.859%
April 15, 2005—October 14, 2005	80.317%
October 15, 2005—April 14, 2006	83.932%
April 15, 2006—October 14, 2006	87.709%
October 15, 2006—April 14, 2007	91.656%
April 15, 2007—October 14, 2007	95.780%
October 15, 2007 and thereafter	100.090%

        These notes are senior unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Communications, Inc.

6% Convertible Subordinated Notes due 2009

        In September 1999, the Company received $798 million of proceeds, after transaction costs, from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009 ("Subordinated Notes 2009"). The Subordinated Notes 2009 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2009 accrues at 6% per year and is payable each year in cash on March 15 and September 15. The principal amount of the Subordinated Notes 2009 will be due on September 15, 2009. The Subordinated Notes 2009 may be converted into shares of common stock of the Company at any time prior to maturity, unless the Company has caused the conversion rights to expire. The conversion rate is 15.3401 shares per each $1,000 principal amount of Subordinated Notes 2009, subject to adjustment in certain circumstances. On or after September 15, 2002, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately

$91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period. As of December 31, 2004, less than $1 million of debt had been converted into shares of common stock. As of December 31, 2004, a total of $461 million aggregate principal amount of the Subordinated Notes 2009 had been repurchased or exchanged for common stock.

        Debt issuance costs of $25 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes 2009. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $5 million at December 31, 2004.

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

        On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. As of December 31, 2004, no debt had been converted into shares of common stock. As of December 31, 2004, a total of $350 million aggregate principal amount of the Subordinated Notes 2010 had been repurchased or exchanged for common stock.

        Debt issue costs of $27 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $8 million at December 31, 2004.

GMAC Commercial Mortgage

        In June 2000, HQ Realty, Inc. (a wholly owned subsidiary of the Company) entered into a $120 million floating-rate loan ("GMAC Mortgage") providing secured, non-recourse debt to finance the Company's world headquarters. HQ Realty, Inc. is a single purpose entity organized solely to own, hold, operate and manage the world headquarters which has been 100% leased to Level 3 Communications, LLC in Broomfield Colorado. Under the terms of the loan agreement, HQ Realty, Inc., will not engage in any business other than the ownership, management, maintenance and operation of the world headquarters. The assets of HQ Realty Inc. had a net book value of approximately $201 million at December 31, 2004, and are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company are not available to satisfy the obligations of HQ Realty, Inc. HQ Realty, Inc. received $119 million of net proceeds after transaction costs. Level 3 was required to place $13 million of the net proceeds in a restricted account. The release of these funds is contingent upon Level 3's debt rating increasing to BBB by S&P and Baa2 by Moody's which did not occur in 2004.

        The initial term of the GMAC Commercial Mortgage was through June 2003 with two one-year no cost extensions. The first one-year extension was exercised by the Company during 2003 and the second one-year extension was exercised by the Company during 2004. Interest varies monthly with the 30 day LIBOR for U.S. Dollar Deposits as follows:

        The Index plus:

    (1)
    240 basis points during the Initial Term;

    (2)
    250 basis points during the First Extension; and

    (3)
    260 basis points during the Second Extension.

        At December 31, 2004 the interest rate was 4.89%.

        The GMAC Mortgage may be prepaid at par in whole or in part in multiples of $100,000. The entire principal is due at maturity or at the end of the elected extension period. Interest only was due during the initial three-year term. Interest and amortization are due during the extension terms based on a 30-year amortization period with a balloon payment at maturity.

        Existing debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the GMAC Mortgage.

Genuity Capital Lease Obligations

        As part of the Genuity transaction that closed on February 4, 2003, the Company assumed certain capital lease obligations of Genuity for operating equipment. The Company used a 15% discount rate to present value the minimum lease payments, representing the effective interest rate that could be obtained by the Company for a similar agreement, resulting in a capital lease obligation of $309 million. The capital lease agreements also contain provisions whereby Level 3 was required to purchase approximately $30 million of O&M services and network capacity ratably over the lease term, which were recorded as prepaid assets (recognized as cost of revenue over the term of the agreement) and other current and noncurrent liabilities.

        On April 6, 2004, a bankruptcy court approved a settlement agreement between the Company and Allegiance Telecom, Inc. ("Allegiance"). The agreement terminates a multi-year lease which was one of the capital lease obligations assumed in the Genuity acquisition in 2003 described above, whereby the Company was obligated to lease approximately 470,000 managed modem ports from Allegiance. The Company paid approximately $54 million and assumed Allegiance's obligations under an agreement with KMC Telecom, Inc. to extinguish the capital lease obligation and recognized a gain of $147 million on the transaction during the second quarter of 2004.

        The future minimum lease payments under the capital lease obligations as of December 31, 2004, excluding the O&M and network capacity obligations have been adjusted based upon the Allegiance settlement and the remaining capital lease obligation is $24 million at December 31, 2004, and is payable in 2005.

Senior Secured Credit Facility

        In October 2003, Level 3 used the $486 million proceeds from the issuance of the 10.75% Senior Notes due in 2011 described above, $400 million noncurrent restricted cash and cash on hand to repay in full all outstanding purchase money indebtedness and related expenses under the Senior Secured Credit Facility and terminated that agreement. Level 3 recorded as interest expense, approximately $24 million for unamortized deferred debt issuance costs attributable to the Senior Secured Credit Facility for which amortization was accelerated due to the repayment. The Company also paid $4 million in fees to the lenders during the fourth quarter of 2003 as part of the termination of the agreement which is included in other income (expense) on the consolidated statement of operations.

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

        In January 2003, a holder of the Junior Convertible Subordinated Notes converted $20 million principal amount of the Notes into approximately 6 million shares of Level 3 common stock. Pursuant to the original conversion terms, the holder received 293.255 shares of Level 3 common stock for each $1,000 principal amount of notes converted. The debt was converted pursuant to the original conversion terms; therefore, no gain or loss was recognized on the transaction.

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

Future Debt Maturities:

        Scheduled maturities of long-term debt are as follows (in millions):

        2005—$144; 2006—$0; 2007—$1; 2008—$1,298; 2009—$362 and $3,406 thereafter.

        Included in the 2005 debt maturities is $117 million related to the GMAC Commercial Mortgage. The Company expects that it will refinance all or a portion of this obligation prior to its maturity.

(15) Employee Benefit Plans

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

        The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and will continue to do so. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants, the fair value of each grant estimated at the time of its award and the number of grants that ultimately vest.

        The Company recognized on the statement of operations a total of $46 million, $86 million and $181 million of non-cash compensation in 2004, 2003 and 2002, respectively. In addition, the Company capitalized $2 million, $4 million and $7 million in 2004, 2003 and 2002, respectively, of non-cash compensation for those employees and contractors directly involved in the construction of the network or development of the business support systems.

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three years ended December 31, 2004.

	2004	2003	2002
	(dollars in millions)
Warrants	$—	$9	$11
OSO	16	30	116
C-OSO	1	15	40
Restricted Stock	4	2	1
Shareworks Match Plan	4	8	12
Shareworks Grant Plan	5	11	8
401(k) Match Expense	18	15	—

	48	90	188
Capitalized Noncash Compensation	(2)	(4)	(7)

	$46	$86	$181

  Non-qualified Stock Options and Warrants

        During the second quarter of 2004, the Company issued approximately 374,000 warrants to a consultant as payment for future consulting financial advisory services. The warrants allow the consultant to purchase common stock at $4.00 per share. The warrants vest equally in quarterly installments over twelve months. The warrants expire on April 1, 2011. The Company recorded $1 million of expense during 2004 for these warrants. The Company expects to record less than $1 million of expense in 2005 for these warrants. Pursuant to the relevant accounting guidance, the fair value of these warrants is determined on their respective vesting dates. The fair value of the unvested portion of these warrants is determined at each financial reporting period and was less than $1 million at December 31, 2004 for the approximately 94,000 unvested warrants. At December 31, 2004, the fair value of the warrants was $1 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 3.82%, an expiration date of April 1, 2011, and a volatility rate of 75% over the term.

        During the first quarter of 2003, the Company issued approximately 684,000 fully vested warrants to a consultant as payment primarily for acquisition-related consulting services. The warrants allow the consultant to purchase common stock at $4.90 per share. The warrants were fully vested at issuance and will expire on January 1, 2013.    The Company recorded approximately $1 million of expense during 2003 for these warrants. The fair value of the warrants at the time they vested was approximately $1 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 4.12%, an expiration date of January 1, 2013, and a volatility rate of 70% over the term.

        In March 2003, the Company issued approximately 1.7 million warrants to a consultant as payment for future consulting financial advisory services. The warrants allow the consultant to purchase common stock at $5.16 per share. The warrants vested equally in quarterly installments over twelve months. The warrants expire March 31, 2010. The Company recorded less than $1 million and $6 million of expense during 2004 and 2003, respectively, for these warrants. The fair value of these warrants when they became fully vested was approximately $6 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 3.6%, an expiration date of March 31, 2010, and a volatility rate of 75% over the term.

        In June 2002, the Company issued 2 million warrants to a contractor as payment for consulting services. The warrants allow the contractor to purchase common stock at $4.25 per share. Warrants to purchase 640,000 shares of common stock were vested immediately upon grant with the remaining 1,360,000 vesting equally over eight months. The warrants expire in February 2010. At December 31, 2004, the total amount expensed for these warrants was approximately $7 million, which was recognized in 2002 and 2003.

        As of December 31, 2004, there were approximately 15.4 million warrants outstanding ranging in prices from $4.00 to $60.06. Of these warrants, approximately 15.3 million were exercisable at December 31, 2004 with a weighted average exercise price of $8.45 per warrant.

        The Company did not grant any NQSOs during the year ended December 31, 2004. As of December 31, 2004, all NQSOs previously granted were fully vested and expensed.

        Transactions involving NQSO stock options granted are summarized as follows:

	Units	Exercise Price Per Unit			Weighted Average Exercise Price
Balance December 31, 2001	11,191,706	$.12	–	$84.75	$6.58
Options granted	—	—			—
Options cancelled	(1,181,124)	1.76	–	56.75	6.77
Options exercised	(215,346)	.12	–	5.43	4.51
Balance December 31, 2002	9,795,236.12		–	84.75	6.60
Options granted	—	—			—
Options cancelled	(352,719)	6.50	–	42.00	24.79
Options exercised	(521,153)	1.76	–	6.50	5.48
Balance December 31, 2003	8,921,364.12		–	84.75	5.95
Options granted	—	—			—
Options cancelled	(361,500)	5.43	–	84.75	15.70
Options exercised	—	—			—
Balance December 31, 2004	8,559,864	$.12	–	$21.69	$5.85

Options exercisable:
December 31, 2002	9,667,663	$.12	–	$84.75	$6.60
December 31, 2003	8,921,364.12		–	84.75	5.95
December 31, 2004	8,559,864	$.12	–	$21.69	$5.85

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/04	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.12 – $0.12	61,168	3.16	$.12
1.76 – 1.76	4,046	3.30	1.76
4.04 – 5.43	6,523,825	2.24	5.05
6.20 – 8.00	1,740,825	3.06	6.95
21.69	230,000.46		21.69
	8,559,864	2.36	$5.85

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

        Awards granted prior to August 19, 2002 vest in equal quarterly installments over two years and have a four-year life. OSOs granted between March 1, 2001 and August 18, 2002 are exercisable immediately upon vesting and have a four-year life. One half of OSOs granted on and after August 19, 2002 vest at the end of the first year after grant, with the remaining 50% vesting over the second year (12.5% per quarter). Certain OSOs granted to members of the senior management team vest pursuant to the terms of the grant, but are subject to a two-year exercise moratorium from the grant date.

        The fair value of the OSOs granted in 2002 and after were calculated by applying a modified Black-Scholes model with the assumptions identified below. The Company uses a modified Black-Scholes model due to the additional variables required to calculate the success multiplier of the OSO program.

	Pre August 19, 2002 Grants	August 19, 2002 Through the Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
S&P 500 Expected Dividend Yield Rate	1.80%	1.88%	1.51%	1.54%
Expected Life	2 years	2 years	2 years	2 years
S&P 500 Expected Volatility Rate	23%	25%	25%	15%
Level 3 Common Stock Expected Volatility Rate	55%	100%	80%	56%
Expected Correlation Factor	.81	.60	.46	.19
Calculated Theoretical Value	150%	186%	156%	120%

        The fair value of each OSO grant equals the calculated theoretical value multiplied by the Level 3 common stock price on the day prior to the grant date.

        The fair value under SFAS No. 123 for the approximately 5 million, 2 million and 5 million OSOs awarded to participants during the year ended December 31, 2004, 2003 and 2002, respectively, was approximately $22 million, $20 million and $34 million, respectively. As of December 31, 2004, the Company had not reflected $13 million of unamortized compensation expense in its financial statements for previously granted OSOs.

        Transactions involving OSO stock awards granted are summarized below:

	Units	Option Price Per Unit			Weighted Average Option Price
Balance December 31, 2001	23,561,417	$3.82	–	$113.87	$26.43
Options granted	5,435,942	2.45	–	5.58	3.92
Options cancelled	(567,124)	3.02	–	113.87	9.57
Options expired	(2,955,669)	3.02	–	113.87	39.53
Options exercised	(977,513)	3.02	–	5.58	4.19

Balance December 31, 2002	24,497,053	2.45	–	113.87	21.14
Options granted	2,165,221	4.90	–	6.66	5.46
Options cancelled	(172,881)	2.45	–	113.87	4.85
Options expired	(3,374,396)	3.02	–	113.87	56.93
Options exercised	(1,631,583)	2.45	–	5.58	4.12

Balance December 31, 2003	21,483,414	2.45	–	113.87	15.36
Options granted	5,394,056	2.59	–	5.70	3.36
Options cancelled	(211,876)	2.45	–	113.87	4.80
Options expired	(4,873,816)	3.02	–	113.87	41.94
Options exercised	(430,256)	2.45	–	5.58	3.64

Balance December 31, 2004	21,361,522	$2.45	–	$25.31	$6.61

Options exercisable:
December 31, 2002	15,714,493	$3.02	–	$113.87	$29.62
December 31, 2003	18,948,040	2.45	–	113.87	16.54
December 31, 2004	15,507,847	$2.45	–	$25.31	$7.75
	OSOs Outstanding at December 31, 2004			OSOs Exercisable at December 31, 2004
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Option Price	Number Exercisable	Weighted Average Option Price
$2.45 – $3.51	6,616,905	2.80	$3.04	2,225,050	$3.02
3.82 – 5.70	9,793,291	1.32	4.95	8,580,660	4.96
6.66	447,167	2.50	6.66	197,978	6.66
11.20	3,150,939.42		11.20	3,150,939	11.20
25.31	1,353,220.16		25.31	1,353,220	25.31

	21,361,522	1.59	$6.61	15,507,847	$7.75

        Of the approximately 16 million OSO units vested at December 31, 2004, approximately 15.5 million are exercisable under the restrictions described above. At December 31, 2004, based on the Level 3 stock price and post-multiplier values, the Company would have been obligated to issue approximately 62,000 shares for vested and exercisable OSO units.

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

        As of December 31, 2004, the Company had fully amortized the compensation expense in its financial statements for C-OSOs awarded in 2000 and 2001.

        Transactions involving C-OSO stock awards are summarized below:

	Units	Option Price Per Unit			Weighted Average Option Price
Balance December 31, 2001	5,965,528	$3.82	–	$87.23	$16.90
Options cancelled	(318,188)	3.82	–	87.23	13.02
Options expired	(76,602)	3.82	–	87.23	20.46
Options exercised	(570,753)	3.82	–	87.23	13.40
Balance December 31, 2002	4,999,985	3.82	–	87.23	17.49
Options cancelled	(120,015)	3.82	–	87.23	12.39
Options expired	(35,929)	3.82	–	87.23	19.13
Options exercised	(779,359)	3.82	–	87.23	29.19
Balance December 31, 2003	4,064,682	3.82	–	87.23	15.38
Options cancelled	(24,029)	3.82	–	87.23	3.82
Options expired	(101,096)	3.82	–	87.23	33.38
Options exercised	(1,162,778)	3.82	–	87.23	41.67
Balance December 31, 2004	2,776,779			$3.82	$3.82

Options exercisable:
December 31, 2002	1,957,804	$3.82	–	$87.23	$19.83
December 31, 2003	3,469,141	3.82	–	87.23	17.37
December 31, 2004	2,776,779			$3.82	$3.82
	C-OSOs Outstanding and Exercisable at December 31, 2004
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Option Price
$3.82	2,776,779	0.7	$3.82

        At December 31, 2004, based on the Level 3 stock price and post-multiplier values, the Company would have been obligated to issue approximately 3 million shares for vested and exercisable C-OSO units.

  Restricted Stock

        In 2004, 2003 and 2002, approximately 776,000, 670,000 and 50,000 shares, respectively, of restricted stock were granted to employees and independent members of the Board of Directors. The restricted stock shares were granted at no cost. The shares typically vest over a one to three year period; however, the holders are restricted from selling these shares for three years. The fair value of restricted stock granted in 2004, 2003 and 2002 of $2 million, $4 million and less than $1 million, respectively, was calculated using the value of the Level 3 common stock the day prior to the grant. As of December 31, 2004, the Company had not reflected less than $1 million of unamortized compensation expense in its financial statements for the restricted stock granted.

  Shareworks and 401(k) Plans

        Level 3 has designed its compensation programs with particular emphasis on equity-based incentive programs. The Company had developed two plans under its Shareworks program: the Match Plan and the Grant Plan. In December 2002, in order to provide employees opportunities to diversify their investments in Company-sponsored savings and retirement plans, the Company decided to enhance the 401(k) plan by introducing a Company match on employee contributions. At the same time the Company determined that, effective January 1, 2003, the Shareworks Match Plan would be discontinued and the Shareworks Grant Plan would be rolled into the 401(k) plan.

        Match Plan—The Match Plan allowed eligible employees to defer between 1% and 7% of their eligible compensation to purchase Level 3 common stock at the average stock price for the quarter. Full time employees of the communications business and certain information services businesses were considered eligible on the first day of the calendar quarter after their hire. The Company matched the shares purchased by the employee on a one-for-one basis. Stock purchased with payroll deductions was fully vested. Stock purchased with the Company's matching contributions vests three years after the end of the quarter in which it was made. Effective January 1, 2003, past contributions to the Match Plan will continue to vest, however, there will be no further contributions to the Plan by employees or the Company.

        The Company's quarterly matching contribution is amortized to compensation expense over the vesting period of 36 months. The Company did not make matching contributions for the years ended December 31, 2004 and 2003. The Company's matching contribution was $9 million under the Match Plan in 2002.

        As of December 31, 2004 and 2003, the Company had not yet reflected unamortized compensation expense of $1 and $6 million, respectively related to the Company's matching contributions.

        Grant Plan—The Grant Plan enabled the Company to grant shares of Level 3 common stock to eligible employees of the Communications business and certain information services businesses based upon a percentage of the employees' eligible salary up to a maximum of 5%. Level 3 employees employed on December 31 of each year, who were age 21 or older with a minimum of 1,000 hours credited service were considered eligible. The shares granted were valued at the fair market value as of the last business day of the calendar year. All prior and future grants vested immediately upon the employee's third anniversary of joining the Shareworks Plan. All prior grants for active employees were vested as of January 1, 2003 and were transferred into the 401(k) plan. As discussed below, the Company made discretionary contributions for the year ended December 31, 2004 and 2003 into the 401(k) plan.

        Foreign subsidiaries of the Company adopted Shareworks programs in 2000. These programs primarily include a grant plan and a stock purchase plan whereby employees may purchase Level 3 common stock at 80% of the share price at the beginning of the plan year.

        401(k) Plan—The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee was eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $13,000 in 2004. The Company did not match employee contributions for the communications or (i)Structure businesses and therefore did not incur any compensation expense related to the 401(k) plan prior to January 1, 2003. Effective January 1, 2003, the Company began matching 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits for employees of the communications and (i)Structure businesses in the form of Level 3 common stock.

        Software Spectrum historically matched 25% of employee contributions up to 6% of eligible earnings or applicable regulatory limits; such matching contributions were in cash. In April 2004, Software Spectrum increased this match to 50% of employee contributions up to 6% of eligible earnings or applicable regulatory limits and amended its 401(k) plan to provide for the matching contribution to be made in the form of Level 3 common stock as described in the following paragraph. In November 2004, the Company merged the Software Spectrum 401(k) plan into the Company's 401(k) plan; however, the employer match was not changed for Software Spectrum employees.

        The Company's matching contribution are made with Level 3 common stock based on the closing stock price on each pay date. The employees are able to diversify the Company match contribution as soon as it is made, even if they are not fully vested. The Company's matching contributions will be fully vested upon completion of three years of service. For the year ended December 31, 2004 and 2003, the Company recorded as expense $18 million and $15 million, respectively, relative to matching contributions made to employees.

        The Company made a discretionary contribution to the 401(k) Plan in Level 3 common stock as of December 31, 2004, equal to a certain percentage of eligible employees' 2004 eligible earnings. The deposit is expected to be made into the employees' 401(k) accounts during the first quarter of 2005. Level 3 recorded an expense of $7 million attributable to this contribution in 2004. The Company also made a discretionary contribution to the 401(k) Plan in Level 3 common stock as of December 31, 2003. The deposit was made into the employees' 401(k) accounts during the first quarter of 2004. Level 3 recorded an expense of $11 million attributable to this contribution in 2003.

(16)    Income Taxes

        An analysis of the income tax benefit (provision) attributable to loss from continuing operations before income taxes for the three years ended December 31, 2004 follows:

	2004	2003	2002
	(dollars in millions)
Current:
United States Federal	$—	$—	$120
State	(6)	(7)	1

	(6)	(7)	121
Deferred, net of changes in valuation allowances:
United States Federal	—	57	—
State	—	—	—

	—	50	—

Income Tax Benefit (Provision)	$(6)	$50	$121

        During 2003, the Internal Revenue Service completed the audit of the Company's 1996 and 1997 federal tax returns. The resolution of these federal tax audits and other state tax issues primarily related to its coal mining operations resulted in the Company reducing its deferred tax liabilities by $50 million in 2003.

        The United States and foreign components of loss from continuing operations before income taxes follows:

	2004	2003	2002
	(dollars in millions)
United States	$(274)	$(581)	$(391)
Foreign	(178)	(190)	(590)

	$(452)	$(771)	$(981)

        A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. Federal rate (35%) to the loss from continuing operations, before income taxes for the three years ended December 31, 2004 follows:

	2004	2003	2002
	(dollars in millions)
Computed Tax Benefit at Statutory Rate	$158	$270	$343
State Income Tax Benefit	15	18	1
Coal Depletion	1	1	1
Stock Option Plan Exercises	(19)	—	—
Taxes on Unutilized Losses of Foreign Operations	31	(15)	(26)
Taxes on Extinguishments of Convertible Debt	(1)	(68)	(83)
Other	(2)	65	2
Excess Book Net Operating Losses	(189)	(221)	(117)

Income Tax Benefit (Provision)	$(6)	$50	$121

        For federal income tax reporting purposes, the Company has approximately $4.9 billion of net operating loss carryforwards, net of previous carrybacks, available to offset future Federal taxable income. The net operating loss carryforwards generally expire twenty years from the original year of the net operating loss and all net operating loss carryforwards will expire by 2024 and are subject to examination by the tax authorities.

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

        The components of the net deferred tax assets (liabilities) for the years ended December 31, 2004 and 2003 were as follows and are included in Other Liabilities on the consolidated balance sheets:

	2004	2003
	(dollars in millions)
Deferred Tax Assets:
Asset bases—accumulated depreciation	$802	$938
Compensation and related benefits	293	316
Investment in securities	28	27
Investment in subsidiaries	2	2
Provision for estimated expenses or deferred revenue	18	—
Investment in joint ventures	83	84
Unutilized tax net operating losses	1,845	1,503
Other	51	60

Total Deferred Tax Assets	3,122	2,930
Deferred Tax Liabilities:
Other	33	33

Total Deferred Tax Liabilities	33	33

Net Deferred Tax Assets before valuation allowance	3,089	2,897
Valuation Allowance Components:
Net Deferred Tax Assets	(3,047)	(2,855)
Stockholders' Equity (primarily tax benefit from option exercises)	(75)	(75)

Net Deferred Tax Liabilities after Valuation Allowance	$(33)	$(33)

(17)    Stockholders' Equity

        During 2004, the Company's stockholders approved a proposal at the Company's 2004 annual meeting for the reservation of an additional 80 million shares of common stock under the Company's 1995 Stock Plan.

        During 2003, the Company issued approximately 216 million shares in exchange for approximately $1.007 billion aggregate principal amount of long-term debt (See Note 14).

        During 2002, the Company issued approximately 47 million shares in exchange for $582 million aggregate principal amount of long-term debt (See Note 14).

        The Level 3 1995 Stock Plan permits option holders to tender shares to the Company to cover income taxes due on option exercises.

        Issuances of common stock, for sales, conversions, option exercises and acquisitions for the three years ended December 31, 2004 are shown below.

Outstanding Common Shares
December 31, 2001	384,703,922
Option and Shareworks Activity	11,852,318
Debt for Equity Exchanges and Conversions	46,970,434
Other	30,190

December 31, 2002	443,556,864
Option, Shareworks and 401(k) Activity	14,021,135
Debt for Equity Exchanges and Conversions	42,464,770
Conversion of 9% Junior Convertible Subordinated Notes	173,611,065
Telverse Communications, Inc.	4,174,800

December 31, 2003	677,828,634
Option, Shareworks and 401(k) Activity	8,668,087

December 31, 2004	686,496,721

(18) Industry and Geographic Data

        SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets. The Company's reportable segments include: communications; information services (including Software Spectrum); and coal mining (See Note 1). Other primarily includes California Private Transportation Company, L.P. ("CPTC"), equity investments, and other corporate assets and overhead not attributable to a specific segment.

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

        The information presented in the following tables includes information for the twelve months ended December 31, 2004, 2003 and 2002 for all statement of operations and cash flow information presented, and as of December 31, 2004 and 2003 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided. Information for the year ended December 31, 2002 has been revised due to discontinued operations (See Note 3).

        Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2004 presentation.

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
2004
Revenue:
North America	$1,546	$1,241	$91	$—	$2,878
Europe	139	632	—	—	771
Asia	—	63	—	—	63

	$1,685	$1,936	$91	$—	$3,712

Adjusted OIBDA:
North America	$459	$33	$18	$(1)
Europe	4	10	—	—
Asia	—	2	—	—

	$463	$45	$18	$(1)

Gross Capital Expenditures:
North America	$248	$8	$2	$—	$258
Europe	30	—	—	—	30
Asia	—	—	—	—	—

	$278	$8	$2	$—	$288

Depreciation and Amortization:
North America	$571	$23	$6	$—	$600
Europe	94	1	—	—	95
Asia	—	—	—	—	—

	$665	$24	$6	$—	$695

2003
Revenue:
North America	$1,808	$1,363	$80	$—	$3,251
Europe	138	565	—	—	703
Asia	1	71	—	—	72

	$1,947	$1,999	$80	$—	$4,026

Adjusted OIBDA:
North America	$730	$12	$17	$(5)
Europe	5	(3)	—	—
Asia	—	1	—	—

	$735	$10	$17	$(5)

Gross Capital Expenditures:
North America	$166	$10	$2	$—	$178
Europe	13	—	—	—	13
Asia	—	—	—	—	—

	$179	$10	$2	$—	$191

Depreciation and Amortization:
North America	$705	$26	$6	$—	$737
Europe	87	3	—	—	90
Asia	—	—	—	—	—

	$792	$29	$6	$—	$827

2002
Revenue:
North America	$988	$1,354	$84	$30	$2,456
Europe	113	488	—	—	601
Asia	—	54	—	—	54

	$1,101	$1,896	$84	$30	$3,111

Adjusted OIBDA:
North America	$285	$33	$20	$10
Europe	(4)	6	—	—
Asia	—	1	—	—

	$281	$40	$20	$10

Gross Capital Expenditures:
North America	$177	$15	$1	$2	$195
Europe	23	—	—	—	23
Asia	—	—	—	—	—

	$200	$15	$1	$2	$218

Depreciation and Amortization:
North America	$674	$24	$3	$5	$706
Europe	94	1	—	—	95
Asia	—	—	—	—	—

	$768	$25	$3	$5	$801

Identifiable Assets
December 31, 2004
North America	$4,909	$600	$84	$785	$6,378
Europe	906	196	—	42	1,144
Asia	—	14	—	8	22

	$5,815	$810	$84	$835	$7,544

December 31, 2003
North America	$5,224	$690	$78	$1,226	$7,218
Europe	884	149	—	30	1,063
Asia	—	13	—	8	21

	$6,108	$852	$78	$1,264	$8,302

Long-Lived Assets (excluding Goodwill)
December 31, 2004
North America	$4,824	$119	$66	$—	$5,009
Europe	859	1	—	—	860
Asia	—	—	—	—	—

	$5,683	$120	$66	$—	$5,869

December 31, 2003
North America	$5,028	$119	$60	$2	$5,209
Europe	858	2	—	—	860
Asia	—	—	—	—	—

	$5,886	$121	$60	$2	$6,069

Goodwill
December 31, 2004
North America	$71	$202	$—	$—	$273
Europe	—	—	—	—	—
Asia	—	—	—	—	—

	$71	$202	$—	$—	$273

December 31, 2003
North America	$71	$207	$—	$—	$278
Europe	—	—	—	—	—
Asia	—	—	—	—	—

	$71	$207	$—	$—	$278

        Product information for the Company's communications segment follows:

	Services
	Transport and Infrastructure	Softswitch	IP & Data	Reciprocal Compensation	Total
Communications Revenue
2004
North America	$491	$541	$364	$150	$1,546
Europe	83	—	56	—	139
Asia	—	—	—	—	—

	$574	$541	$420	$150	$1,685

2003
North America	$703	$644	$334	$127	$1,808
Europe	76	—	62	—	138
Asia	—	—	1	—	1

	$779	$644	$397	$127	$1,947

2002
North America	$439	$328	$99	$122	$988
Europe	70	4	39	—	113
Asia	—	—	—	—	—

	$509	$332	$138	$122	$1,101

        Transport and Infrastructure includes $107 million, $344 million and $76 million of termination revenue for the year ended December 31, 2004, 2003 and 2002, respectively. IP & Data includes $6 million and $2 million of termination revenue for the year ended December 31, 2004 and 2003, respectively.

        The majority of North American revenue consists of services and products delivered within the United States. The majority of European revenue consists of services and products delivered primarily within the United Kingdom but also includes France and Germany. Transoceanic revenue is allocated to Europe.

        Product information for the Company's information services segment follows:

	2004	2003	2002
	(dollars in millions)
Services
(i)Structure:
Outsourcing	$75	$77	$80
Systems Integration	—	2	16
Software Spectrum	2	9	17

	77	88	113
Software Sales and Licensing
Software Spectrum	1,859	1,911	1,783

	$1,936	$1,999	$1,896

        The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the years ended December 31, 2004, 2003, and 2002:

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
2004
Net Income (Loss)	$(509)	$20	$11	$20
Income Tax Provision	—	5	1	—
Total Other (Income) Expense	264	(7)	—	(21)

Operating Income (Loss)	(245)	18	12	(1)
Depreciation and Amortization Expense	665	24	6	—
Non-Cash Compensation Expense	43	3	—	—

Adjusted OIBDA	$463	$45	$18	$(1)

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
2003
Net Income (Loss)	$(820)	$(33)	$16	$126
(Income) Loss from Discontinued Operations	(12)	7	—	—
Cumulative Effect of Change in Accounting Principle	—	—	(5)	—
Income Tax Provision (Benefit)	—	1	—	(51)
Total Other (Income) Expense	697	(2)	—	(80)

Operating Income (Loss)	(135)	(27)	11	(5)
Depreciation and Amortization Expense	792	29	6	—
Non-Cash Compensation Expense	78	8	—	—

Adjusted OIBDA	$735	$10	$17	$(5)

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
2002
Net Income (Loss)	$(1,099)	$14	$17	$210
Income from Discontinued Operations	—	(2)	—	—
Income Tax Benefit	(118)	(2)	—	(1)
Total Other (Income) Expense	373	(1)	—	(204)

Operating Income (Loss)	(844)	9	17	5
Depreciation and Amortization Expense	768	25	3	5
Non-Cash Compensation Expense	175	6	—	—
Non-Cash Impairment Expense	182	—	—	—

Adjusted OIBDA	$281	$40	$20	$10

(19) Commitments and Contingencies

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

        In May 2001, Level 3 Communications, Inc., and two of its subsidiaries were named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported multi-state class action, filed in the

U.S. District Court for the Southern District of Illinois. In April 2002, the same plaintiffs filed a second nearly identical purported multi-state class action in state court in Madison County, Illinois. In July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported multi-state class action filed in the U.S. District Court for the District of Idaho. In September 2002, Level 3 Communications, LLC was named as a defendant in Smith et al v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. These actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and is installing its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal ability to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, all adjudicated attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied.

        On July 25, 2003, the Smith Court entered an Order preliminarily approving a settlement agreement that would have resolved all claims against the Company arising out of the Company's location of fiber optic cable and related telecommunications facilities that the Company owns within railroad rights-of-way throughout the United States. In connection with the Court's Order preliminarily approving the settlement, the Court entered an Order enjoining the parties in all pending federal and state railroad rights-of-way class action litigation involving the Company from further pursuing those pending actions at this time.

        In September 2003, a petition for appeal was granted which sought reversal of the Smith Court's decision to preliminarily approve the settlement and certify a nationwide class for settlement purposes. On October 19, 2004, the Seventh Circuit Court of Appeals issued a 2-1 decision vacating the nationwide certification which was a necessary element of the nationwide settlement. The Court also vacated the injunction against competing class actions and remanded the case to the district court for further proceedings. Level 3 is considering whether to appeal the Seventh Circuit's decision to the United States Supreme Court.

        It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory form of settlement is not approved.

        The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company's financial condition or future results of operations, but could impact future cash flows.

  Operating Leases

        The Company is leasing rights-of-way, facilities and other assets under various operating leases which, in addition to rental payments, may require payments for insurance, maintenance, property taxes and other executory costs related to the lease. Certain leases provide for adjustments in lease cost based upon adjustments in the consumer price index and increases in the landlord's management costs.

        The rights-of-way agreements have various expiration dates through 2030. Payments under these lease agreements were $31 million in 2004, $31 million in 2003 and $16 million in 2002.

        The Company has obligations under non-cancelable operating leases for certain colocation and office facilities, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2082. Rent expense, including common area maintenance, under non-cancelable lease agreements was $91 million in 2004, $100 million in 2003 and $61 million in 2002.

        For those leases involving communications colocation and right-of-way agreements, the Company anticipates that it will renew these leases under option provisions contained in the lease agreements given the significant cost to relocate the Company's network and other facilities.

        Future minimum payments, including common area maintenance, for the next five years under right-of-way agreements and non-cancelable operating leases consist of the following at December 31, 2004 (dollars in millions):

	Right-of-Way Agreements	Facilities	Other Assets	Total
2005	$25	$72	$9	$106
2006	26	71	7	104
2007	26	70	8	104
2008	28	63	11	102
2009	28	56	6	90
Thereafter	243	345	—	588

Total	$376	$677	$41	$1,094

        It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2004 and 2003, Level 3 had outstanding letters of credit of approximately $26 million and $28 million, respectively, which are collateralized by cash. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

(20) Related Party Transactions

        Peter Kiewit Sons', Inc. ("PKS") acted as the general contractor on several significant projects for the Company in 2003 and 2002. These projects include the U.S. intercity network, certain metropolitan networks and certain Gateway sites, the Company's corporate headquarters and other office space in Colorado. PKS did not provide construction services related to these projects in 2004. PKS provided approximately $4 million and $9 million of construction services related to these projects in 2003 and 2002, respectively.

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

        Level 3 also receives certain mine management services from PKS. The expense for these services was $6 million for 2004, $5 million for 2003 and $7 million for 2002, and is recorded in selling, general and administrative expenses. As of December 31, 2004 and 2003, the Company owed approximately $1 million and $2 million, respectively for fourth quarter mine management services.

        RCN purchased $5 million of telecommunications and information services outsourcing services from the Company in 2004, 2003 and 2002. At December 31, 2004 and 2003, RCN owed Level 3 approximately $2 million for costs associated with communications joint build projects and services provided to RCN. RCN and the Company have negotiated a settlement of this receivable and the Company expects to receive approximately $1 million of cash under the settlement.

        On February 22, 2002, Level 3 Holdings, Inc., a wholly owned subsidiary of the Company, agreed to acquire from Mr. David C. McCourt, a director of the Company at the time, his 10% interest in Level 3 Telecom Holdings, Inc., the Company's subsidiary that indirectly holds the Company's ownership interests in RCN and Commonwealth Telephone. The total cash consideration paid to Mr. McCourt in this transaction was $15 million (See Note 13).

(21) Condensed Consolidating Financial Information

        As discussed in Note 14, in October 2003, Level 3 Financing issued $500 million 10.75% Senior Notes due 2011. These notes are unsecured obligations of Level 3 Financing, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC (a wholly-owned subsidiary). The 10.75% Senior Notes have not been registered with the Securities and Exchange Commission as of December 31, 2004.

        In expectation of a future registration of the 10.75% Senior Notes, the accompanying condensed consolidating financial information has been voluntarily prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

        Condensed Consolidating Statements of Operations for the years ended December 31, 2004, 2003 and 2002 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations
For the year ended December 31, 2004
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,514	$2,490	$(292)	$3,712
Costs and Expenses:
Cost of Revenue	—	—	692	1,843	(274)	2,261
Depreciation and Amortization	—	—	423	272	—	695
Selling, General and Administrative	7	—	681	286	(18)	956
Restructuring Charges	—	—	6	10	—	16

Total Costs and Expenses	7	—	1,802	2,411	(292)	3,928

Operating Income (Loss)	(7)	—	(288)	79	—	(216)
Other Income (Loss), net:
Interest Income	—	—	11	2	—	13
Interest Expense	(405)	(61)	(13)	(6)	—	(485)
Interest Income (Expense) Affiliates, net	809	396	(1,206)	1	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(907)	(1,187)	(14)	—	2,108	—
Other Income (Expense)	52	1	150	33	—	236

Other Income (Loss)	(451)	(851)	(1,072)	30	2,108	(236)

Income (Loss) Before Income Taxes	(458)	(851)	(1,360)	109	2,108	(452)
Income Tax (Expense) Benefit	—	—	—	(6)	—	(6)

Net Income (Loss)	$(458)	$(851)	$(1,360)	$103	$2,108	$(458)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,767	$2,590	$(331)	$4,026
Costs and Expenses:
Cost of Revenue	—	—	648	1,929	(313)	2,264
Depreciation and Amortization	—	—	458	369	—	827
Selling, General and Administrative	39	—	573	452	(18)	1,046
Restructuring Charges	—	—	22	23	—	45

Total Costs and Expenses	39	—	1,701	2,773	(331)	4,182

Operating Income (Loss)	(39)	—	66	(183)	—	(156)
Other Income (Loss), net:
Interest Income	1	—	3	14	—	18
Interest Expense	(433)	(14)	(39)	(81)	—	(567)
Interest Income (Expense) Affiliates, net	866	137	(1,028)	25	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(949)	(896)	(24)	—	1,869	—
Other Income (Expense)	(157)	—	(7)	98	—	(66)

Other Income (Loss)	(672)	(773)	(1,095)	56	1,869	(615)

Income (Loss) Before Income Taxes	(711)	(773)	(1,029)	(127)	1,869	(771)
Income Tax (Expense) Benefit	—	—	—	50	—	50

Income (Loss) Before Discontinued Operations Change in Accounting Principle	(711)	(773)	(1,029)	(77)	1,869	(721)
Income from Discontinued Operations	—	—	12	(7)	—	5
Cumulative Effect of Change in Accounting Principle	—	—	—	5	—	5

Net Income (Loss)	$(711)	$(773)	$(1,017)	$(79)	$1,869	$(711)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$990	$2,427	$(306)	$3,111
Costs and Expenses:
Cost of Revenue	—	—	504	1,778	(274)	2,008
Depreciation and Amortization	—	—	444	357	—	801
Selling, General and Administrative	31	1	707	227	(32)	934
Restructuring Charges	—	—	63	118	—	181

Total Costs and Expenses	31	1	1,718	2,480	(306)	3,924

Operating Income (Loss)	(31)	(1)	(728)	(53)	—	(813)
Other Income (Loss), net:
Interest Income	1	—	3	25	—	29
Interest Expense	(445)	—	—	(115)	—	(560)
Interest Income (Expense) Affiliates, net	787	96	(889)	6	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(1,339)	(1,629)	(132)	—	3,100	—
Other Income (Expense)	169	—	10	184	—	363

Other Income (Loss)	(827)	(1,533)	(1,008)	100	3,100	(168)

Income (Loss) Before Income Taxes	(858)	(1,534)	(1,736)	47	3,100	(981)
Income Tax (Expense) Benefit	—	—	—	121	—	121

Income (Loss) Before Discontinued Operations	(858)	(1,534)	(1,736)	168	3,100	(860)
Income from Discontinued Operations	—	—	—	2	—	2

Net Income (Loss)	$(858)	$(1,534)	$(1,736)	$170	$3,100	$(858)

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets as of December 31, 2004 and 2003 follow:

Condensed Consolidating Balance Sheets

December 31, 2004

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$3	$17	$245	$178	$—	$443
Marketable securities	—	—	225	—	—	225
Restricted securities	—	6	14	28	—	48
Accounts receivable	—	—	113	432	—	545
Due from (to) affiliates	9,169	4,100	(13,293)	24	—	—
Other	13	4	26	98	—	141

Total Current Assets	9,185	4,127	(12,670)	760	—	1,402
Property, Plant and Equipment, net	—	—	3,271	2,137	—	5,408
Marketable Securities	—	—	114	—	—	114
Restricted Securities	16	—	—	51	—	67
Intangibles, net and Goodwill	—	—	136	321	—	457
Investment in Subsidiaries	(5,457)	(10,190)	1	2,257	13,389	—
Other Assets, net	43	24	17	12	—	96

	$3,787	$(6,039)	$(9,131)	$5,538	$13,389	$7,544

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$120	$494	$—	$614
Current portion of long-term debt	—	—	26	118	—	144
Accrued payroll and employee benefits	—	—	53	29	—	82
Accrued interest	52	17	3	1	—	73
Deferred revenue	—	—	143	83	—	226
Other	1	—	61	72	—	134

Total Current Liabilities	53	17	406	797	—	1,273
Long-Term Debt, less current portion	3,836	1,230	—	1	—	5,067
Deferred Revenue	—	—	736	133	—	869
Other Liabilities	55	1	198	238	—	492
Stockholders' Equity (Deficit)	(157)	(7,287)	(10,471)	4,369	13,389	(157)

	$3,787	$(6,039)	$(9,131)	$5,538	$13,389	$7,544

Condensed Consolidating Balance Sheets

December 31, 2003

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$1	$15	$582	$531	$—	$1,129
Marketable securities	—	—	—	42	—	42
Restricted securities	7	26	12	29	—	74
Accounts receivable	—	—	85	485	—	570
Due from (to) affiliates	9,340	3,038	(11,752)	(626)	—	—
Other	15	2	29	94	—	140

Total Current Assets	9,363	3,081	(11,044)	555	—	1,955
Property, Plant and Equipment, net	—	—	3,530	2,197	—	5,727
Restricted Securities	16	—	—	45	—	61
Intangibles, net and Goodwill	—	—	108	351	—	459
Investment in Subsidiaries	(4,624)	(8,299)	17	—	12,906	—
Other Assets, net	54	11	25	10	—	100

	$4,809	$(5,207)	$(7,364)	$3,158	$12,906	$8,302

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$—	$140	$510	$—	$651
Current portion of long-term debt	—	—	122	3	—	125
Accrued payroll and employee benefits	—	—	99	36	—	135
Accrued interest	74	13	12	1	—	100
Deferred revenue	—	—	104	85	—	189
Other	1	—	154	57	—	212

Total Current Liabilities	76	13	631	692	—	1,412
Long-Term Debt, less current portion	4,482	500	149	119	—	5,250
Deferred Revenue	—	—	832	122	—	954
Other Liabilities	70	7	172	256	—	505
Stockholders' Equity (Deficit)	181	(5,727)	(9,148)	1,969	12,906	181

	$4,809	$(5,207)	$(7,364)	$3,158	$12,906	$8,302

Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 follow:

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2004

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(379)	$(26)	$(30)	$371	$—	$(64)
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	70	—	—	70
Purchases of marketable securities	—	—	(410)	—	—	(410)
Decrease (increase) in restricted cash and securities, net	7	21	(4)	(3)	—	21
Capital expenditures, net	—	—	(174)	(106)	—	(280)
Acquisitions	—	—	(69)	—	—	(69)
Proceeds from sale of property, plant and equipment and other assets	—	—	9	62	—	71

Net Cash Provided by (Used in) Investing Activities	7	21	(578)	(47)	—	(597)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	272	713	—	—	—	985
Purchases and payments on long-term debt, including current portion (net of restricted cash)	(949)	—	(75)	(3)	—	(1,027)
Increase (decrease) in due from affiliates, net	1,049	(706)	341	(684)	—	—

Net Cash Provided by (Used in) Financing Activities	372	7	266	(687)	—	(42)
Effect of Exchange Rates on Cash	2	—	5	10	—	17

Net Change in Cash and Cash Equivalents	2	2	(337)	(353)	—	(686)
Cash and Cash Equivalents at Beginning of the Year	1	15	582	531	—	1,129

Cash and Cash Equivalents at End of the Year	$3	$17	$245	$178	$—	$443

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2003
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(347)	$—	$131	$240	$—	$24
Cash Flows from Investing Activities:
Decrease (increase) in restricted cash and securities, net	26	(26)	4	5	—	9
Capital expenditures, net	—	—	(87)	(76)	—	(163)
Acquisitions and investments	(2)	—	(109)	—	—	(111)
Proceeds from sale of property, plant and equipment and other assets	—	—	26	78	—	104

Net Cash Provided by (Used in) Investing Activities	24	(26)	(166)	7	—	(161)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	361	487	—	—	—	848
Purchases and payments on long-term debt, including current portion (net of restricted cash)	—	—	(43)	(729)	—	(772)
Stock options exercised	3	—	—	—	—	3
Increase (decrease) in due from affiliates, net	(42)	(468)	630	(120)	—	—

Net Cash Provided by (Used in) Financing Activities	322	19	587	(849)	—	79
Net Cash Provided by Discontinued Operations	—	—	28	9	—	37
Effect of Exchange Rates on Cash	—	—	—	8	—	8

Net Change in Cash and Cash Equivalents	(1)	(7)	580	(585)	—	(13)
Cash and Cash Equivalents at Beginning of the Year	2	22	2	1,116	—	1,142

Cash and Cash Equivalents at End of the Year	$1	$15	$582	$531	$—	$1,129

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(306)	$(2)	$(145)	$22	$—	$(431)
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	—	200	—	200
Decrease (increase) in restricted cash and securities, net	(49)	—	(5)	(356)	—	(410)
Capital expenditures, net	—	—	(72)	69	—	(3)
Acquisitions and investments	—	—	(1)	(253)	—	(254)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	454	—	456

Net Cash Provided by (Used in) Investing Activities	(49)	—	(76)	114	—	(11)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	488	—	—	2	—	490
Purchases and payments on long-term debt, including current portion (net of restricted cash)	(31)	(2)	(5)	(121)	—	(159)
Stock options exercised	1	—	—	—	—	1
Increase (decrease) in due from affiliates, net	(101)	12	(227)	316	—	—

Net Cash Provided by (Used in) Financing Activities	357	10	(232)	197	—	332
Net Cash Provided by Discontinued Operations	—	—	—	(45)	—	(45)
Effect of Exchange Rates on Cash	(1)	—	—	1	—	—

Net Change in Cash and Cash Equivalents	1	8	(453)	289	—	(155)
Cash and Cash Equivalents at Beginning of the Year	1	14	455	827	—	1,297

Cash and Cash Equivalents at End of the Year	$2	$22	$2	$1,116	$—	$1,142

(22)    Subsequent Events

        In the first quarter of 2005, the Company initiated a workforce reduction of approximately 500 employees in its North America and European communications business. The workforce reduction, along with other cost-saving measures, is expected to result in operational savings of approximately $60 million to $70 million per year. As a result of the reduction, Level 3 expects to incur severance charges of approximately $16 million in the first quarter of 2005.

        On February 14, 2005, Level 3 announced that it executed amendments to its existing interconnection agreement with SBC. The amendments set the intercarrier compensation rate for local, ISP-bound traffic between the two companies at $.0005 per minute for the first half of 2005; $.00045 per minute for the second half of 2005; and $.0004 per minute for 2006. Level 3's amended agreement with SBC covers SBC's entire 13 state service territory, which includes California, Texas, Illinois and 10 other states. The amended interconnection agreement is subject to the review and approval of all 13 state public utility commissions.

        On February 21, 2005, Level 3 agreed to sell $880 million of 10% Convertible Senior Notes due 2011 to institutional investors. The Company expects this transaction will be completed by the end of the first quarter of 2005. Interest on the notes will be payable semi-annually beginning on November 1, 2005. The notes will be convertible by holders at any time after January 1, 2007 (or sooner if certain corporate events occur) into shares of Level 3 common stock at a conversion price of $3.60 per share (subject to adjustment in certain events). This is equivalent to a conversion rate of approximately 277.77 shares per $1,000 principal amount of notes.

        The net proceeds from this offering will be approximately $878 million after giving effect to estimated offering expenses. Level 3 intends to use the net proceeds from this offering for general corporate purposes, including possible acquisitions, working capital, capital expenditures, debt refinancing and debt repurchases.

        On February 22, 2005 France Telecom and Level 3 finalized an agreement to terminate a dark fiber agreement. Under the terms of the agreement, France Telecom returned the fiber to Level 3. Cash received for the fiber under the original agreement was deferred and amortized to revenue over the 20-year term of the agreement. Level 3 has no further service obligations with respect to the fiber and therefore expects to recognize approximately $40 million of unamortized deferred revenue as non-cash termination revenue in the first quarter of 2005. The Company has reflected the unamortized deferred revenue as a current liability at December 31, 2004, as this agreement was signed in the fourth quarter of 2004.

        On March 1, 2005, Level 3 entered into an agreement with 360networks in which both parties agreed to terminate a 20-year IRU agreement. Under the new agreement 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement, signed in 2000, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 expects to recognize the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005.

(23)    Unaudited Quarterly Financial Data

	March		June		September		December
	2004	2003	2004	2003	2004	2003	2004	2003
	(dollars in millions except per share data)
Revenue	$899	$1,227	$918	$937	$840	$874	$1,055	$988
Operating Income (Loss)	(60)	171	(93)	(142)	(51)	(109)	(12)	(76)
Income (Loss) from Continuing Operations	(147)	110	(63)	(456)	(171)	(250)	(77)	(125)
Income (Loss) from Discontinued Operations	—	4	—	(6)	—	3	—	4
Cumulative Effect of Change in Accounting Principle	—	5	—	—	—	—	—	—
Net Income (Loss)	(147)	119	(63)	(462)	(171)	(247)	(77)	(121)
Loss per Share (Basic):
Income (Loss) from Continuing Operations	$(0.22)	$0.24	$(0.09)	$(0.94)	$(0.25)	$(0.38)	$(0.11)	$(0.19)
Income (Loss) from Discontinued Operations	—	0.01	—	(0.01)	—	—	—	0.01
Cumulative Effect of Change in Accounting Principle	—	0.01	—	—	—	—	—	—

Net Income (Loss)	$(0.22)	$0.26	$(0.09)	$(0.95)	$(0.25)	$(0.38)	$(0.11)	$(0.18)

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

        In the fourth quarter of 2004, the Company recognized a $50 million gain on extinguishments of debt related to the repurchase of portions of its outstanding notes due 2008. The Company also recognized $103 million of termination revenue and recorded lease impairment charges of $14 million for leases in North America and Europe during the fourth quarter of 2004.

        In the second quarter of 2004 the Company paid $54 million to extinguish a capital lease obligation with Allegiance and recognized a gain of $147 million on the settlement.

        In the first quarter of 2003, the Company recognized $294 million of termination revenue related to XO. The Company also recognized income tax benefit of $12 million and $38 million during the third and fourth quarters of 2003, respectively.

        The Company realized a gain of approximately $70 million in the first quarter of 2003 attributable to the sale of the "91 Express Lanes" toll road assets.

        The Company exchanged approximately $1.007 billion of its long-term debt for common stock in 2003. The Company recognized gains on extinguishment of debt of approximately $2 million, $2 million, and $37 million during the second, third and fourth quarters of 2003, respectively. In addition, the Company recognized induced conversion expense related to the exchange of equity for convertible debt of $190 million and $9 million during the second and third quarters of 2003, respectively. The induced conversion expense is included in other, net on the consolidated statement of operations.