Form 10-Q
period 2005-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2005-05-10
CIK 794323

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of each class of the issuer’s common stock, as of May 3, 2005:

Common Stock:  694,333,093 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.	Unaudited Financial Statements:

Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders’ Deficit
Consolidated Statements of Comprehensive Loss
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

Item 6.	Exhibits

Signatures

Certifications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
(dollars in millions, except per share data)	2005	2004

Revenue:
Communications	$510	$389
Information Services	483	494
Coal Mining	17	16
Total revenue	1,010	899

Costs and Expenses:
Cost of revenue:
Communications	116	81
Information Services	442	449
Coal Mining	13	13
Total cost of revenue	571	543

Depreciation and amortization	171	179
Selling, general and administrative	226	235
Restructuring charges	15	2
Total costs and expenses	983	959
Operating Income (Loss)	27	(60)

Other Income (Expense):
Interest income	4	3
Interest expense, net	(114)	(127)
Other, net	6	38
Total other income (expense)	(104)	(86)
Loss Before Income Taxes	(77)	(146)

Income Tax Expense	—	(1)
Net Loss	$(77)	$(147)

Basic Earnings (Loss) per Share:
Net Loss	$(0.11)	$(0.22)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(dollars in millions)	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$336	$443
Marketable securities	290	225
Restricted cash and securities	42	48
Receivables, less allowances of $23 and $23, respectively	437	545
Other	117	141
Total Current Assets	1,222	1,402

Property, Plant and Equipment, net	5,277	5,408
Marketable Securities	—	114
Restricted Cash	70	67
Goodwill and Intangibles, net	438	457
Other Assets, net	92	96
	$7,099	$7,544

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(continued)

(unaudited)

	March 31,	December 31,
(dollars in millions, except per share data)	2005	2004

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$481	$614
Current portion of long-term debt	119	144
Accrued payroll and employee benefits	67	82
Accrued interest	88	73
Deferred revenue	187	255
Other	116	134
Total Current Liabilities	1,058	1,302

Long-Term Debt, less current portion	5,073	5,067
Deferred Revenue	728	840
Other Liabilities	477	492

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 691,813,024 outstanding in 2005 and 686,496,721 outstanding in 2004	7	7
Class R, $.01 par value, authorized 8,500,000 shares: no shares outstanding	—	—
Additional paid-in capital	7,393	7,371
Accumulated other comprehensive income (loss)	(6)	19
Accumulated deficit	(7,631)	(7,554)
Total Stockholders’ Deficit	(237)	(157)
	$7,099	$7,544

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(dollars in millions)	2005	2004

Cash Flows from Operations:
Net Loss	$(77)	$(147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	171	179
Gain on sale of property, plant and equipment and other assets	(1)	(32)
Non-cash compensation expense attributable to stock awards	11	9
Deferred revenue	(174)	(16)
Amortization of debt issuance costs	4	4
Accreted interest on long-term discount debt	17	18
Accrued interest on long-term debt	15	18
Change in working capital items net of amounts acquired:
Receivables	100	121
Other current assets	22	30
Payables	(127)	(136)
Other liabilities	(24)	(35)
Other	(3)	(5)
Net Cash Provided by (Used in) Operating Activities	(66)	8

Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	50	41
Decrease (increase) in restricted cash and securities, net	(1)	25
Capital expenditures, net	(61)	(48)
Proceeds from sale of property, plant and equipment, and other assets	1	9
Net Cash Provided by (Used in) Investing Activities	(11)	27

Cash Flows from Financing Activities:
Payments on long-term debt, including current portion	(25)	(1)
Net Cash Used in Financing Activities	(25)	(1)

Effect of Exchange Rates on Cash and Cash Equivalents	(5)	(2)

Net Change in Cash and Cash Equivalents	(107)	32

Cash and Cash Equivalents at Beginning of Period	443	1,129

Cash and Cash Equivalents at End of Period	$336	$1,161

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$78	$87

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2005

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2004	$7	$7,371	$19	$(7,554)	$(157)

Common Stock:
Stock plan grants	—	6	—	—	6
Shareworks plan	—	5	—	—	5
401(k) plan	—	11	—	—	11

Net Loss	—	—	—	(77)	(77)

Other Comprehensive Loss	—	—	(25)	—	(25)

Balances at March 31, 2005	$7	$7,393	$(6)	$(7,631)	$(237)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
(dollars in millions)	2005	2004

Net Loss	$(77)	$(147)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation losses	(29)	(8)
Unrealized holding losses and other arising during period	—	—
Reclassification adjustment for (gains) losses included in net loss	4	(21)

Other Comprehensive Loss, Before Tax	(25)	(29)

Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—

Other Comprehensive Loss Net of Taxes	(25)	(29)

Comprehensive Loss	$(102)	$(176)

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

The consolidated balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 2004 has been taken from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period.  Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet.  Settlement revenue is recognized when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred.  Termination/settlement revenue is reported in the same manner as the original product or service provided, and amounted to $129 million and $11 million during the first three months of 2005 and 2004, respectively.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity or liability instruments issued. The U.S. Securities and Exchange Commission extended the effective date of SFAS No. 123R such that the Company is first required to adopt SFAS No. 123R beginning January 1, 2006 although the Company is permitted to adopt SFAS No. 123R in periods prior to this effective date.  The Company expects to adopt SFAS No 123R beginning January 1, 2006 and the adoption is not expected to have a significant impact on the Company’s financial position or results of operations as the Company adopted the expense recognition provisions of SFAS No. 123 in 1998.

Where appropriate, items within the consolidated financial statements have been reclassified from the previous periods to conform to current period presentation.

2.  Acquisitions

On October 1, 2004, the Company acquired the wholesale dial Internet access business of Sprint Communications Company, L.P. (“Sprint”).  Level 3 paid $34 million in cash to acquire the business, which provides dial-up Internet access to leading Internet service providers throughout the United States and agreed to provide discounted services to Sprint that were valued at $5 million, which was accounted for as part of the purchase price.  Level 3 and Sprint entered into a transition services agreement for the migration of customers onto the Level 3 network, which Level 3 expects to complete in mid-2005. During the migration period, until such time as a customer contract is assumed or assigned, amounts received for services provided by Sprint are accounted for as a reduction in purchase price as opposed to revenue.  The net amount received prior to the assumption or assignment of these contracts totaled $5 million through March 31, 2005 and therefore reduced the purchase price to $29 million.  At March 31, 2005, substantially all customer contracts had been assigned to Level 3 or Level 3 had entered into new contractual arrangements with the customers acquired from Sprint.  The results of operations attributable to the Sprint assets acquired and liabilities assumed are included in the consolidated financial statements from the date of assumption or assignment of contracts.

On April 1, 2004, the Company acquired the wholesale dial access customer contracts of ICG Communications, Inc. (“ICG”).  The Company agreed to pay approximately $35 million in cash to acquire the contracts and related equipment, which provide dial-up Internet access to various large customers and other leading ISPs. The purchase price was subject to post-closing adjustments, but those adjustments were not material.  Level 3 migrated the traffic from the customer contracts acquired from ICG onto its own network infrastructure and the migration was substantially complete by the end of 2004.  The results of operations attributable to the ICG assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

The following is unaudited pro-forma financial information of the Company assuming the Sprint and ICG transactions occurred at the beginning of the period presented:

Pro-Forma
Three months ended
(dollars in millions, except per share data)	March 31, 2004

Revenue	$925
Net Loss	(142)
Net Loss per Share	$(0.21)

3.  Restructuring Charges

The information services business recognized for the three months ended March 31, 2004, approximately $2 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum announced in 2003.  As of December 31, 2004, the Company had completed the workforce reductions and paid the remaining severance and employee related obligations associated with the actions announced in 2003 and 2004.

In the first quarter of 2005, the Company initiated a workforce reduction of approximately 470 employees in its North America and European communications business. As a result of the reduction, Level 3 incurred severance and related charges of approximately $15 million in the first quarter of 2005.  As of March 31, 2005, the Company had remaining obligations of approximately $2 million associated with the workforce reduction.

A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount	Amount
		(in millions)	(in millions)
Balance December 31, 2003	109	$7	$12
2004 Charges	80	1	15
2004 Payments	(189)	(8)	(8)
Balance December 31, 2004	—	—	$19
2005 Charges	472	15	—
2005 Payments	(455)	(13)	(1)
Balance March 31, 2005	17	$2	$18

Level 3 continues to periodically conduct comprehensive reviews of the long-lived assets of its businesses, specifically communications assets deployed along its intercity network and in its gateway facilities.  It is possible that  assets may be identified as impaired and additional impairment charges may be recorded to reflect the realizable value of these assets in future periods.

4.  Termination Revenue

On February 22, 2005, France Telecom Long Distance USA, LLC (“France Telecom”) and Level 3 finalized an agreement to terminate a dark fiber agreement signed in 2000. Under the terms of the agreement France Telecom returned the fiber to Level 3. Cash received for the fiber under the original agreement was deferred and amortized to revenue over the 20-year term of the agreement. Level 3 has no further service obligations with respect to the fiber and therefore recognized approximately $40 million of unamortized deferred revenue as non-cash termination revenue in the first quarter of 2005.

On March 1, 2005, Level 3 entered into an agreement with 360networks (USA) inc (“360networks”) in which both parties agreed to terminate a 20-year IRU agreement. Under the new agreement 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement, signed in 2000, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005.

5.  Loss Per Share

The Company had a loss from continuing operations for the three months ended March 31, 2005 and 2004.  Therefore, the dilutive effect of the approximately 172 million and 83 million shares issuable pursuant to convertible debt securities at March 31, 2005 and 2004, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.  In addition, the dilutive effect of the approximately 50 million and 51 million options and warrants outstanding at March 31, 2005 and 2004, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per share calculations for the Level 3 common stock for the three months ended March 31, 2005 and 2004 (dollars in millions, except per share data):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004

Net Loss	$(77)	$(147)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Earnings Per Share (in thousands)	690,214	679,991

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Net Loss	(0.11)	(0.22)

6.  Receivables

Receivables at March 31, 2005 and December 31, 2004 were as follows (dollars in millions):

	Communications	Information Services	Coal	Total
March 31, 2005
Accounts Receivable – Trade:
Services and Software Sales	$142	$309	$9	$460
Allowance for Doubtful Accounts	(17)	(6)	—	(23)
	$125	$303	$9	$437

December 31, 2004
Accounts Receivable – Trade:
Services and Software Sales	$138	$418	$12	$568
Allowance for Doubtful Accounts	(17)	(6)	—	(23)
	$121	$412	$12	$545

The Company recognized bad debt expense in selling, general and administrative expenses of $1 million and $2 million for the periods ended March 31, 2005 and 2004, respectively.  Level 3 received less than $1 million of proceeds for amounts previously deemed uncollectible for both periods ended March 31, 2005 and 2004, respectively.  The Company decreased accounts receivable and allowance for doubtful accounts by approximately $1 million and $4 million for the periods ended March 31, 2005 and 2004, respectively, for previously reserved amounts the Company deemed as uncollectible.

7.  Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $12 million and $17 million for the three months ended March 31, 2005 and 2004, respectively.  Included in capitalized labor and related costs were $1 million of capitalized non-cash compensation costs related to options and warrants for each of the three months ended March 31, 2005 and 2004.

The Company continues to develop business support systems required for its business. The external direct costs of software, materials and services, payroll and payroll related expenses for employees directly associated with the project, and interest costs incurred when developing the business support systems are capitalized and included in the capitalized costs above. Upon completion of a project, the total cost of the business support system is amortized over a useful life of three years.

Depreciation expense was $153 million and $164 million for the three months ended March 31, 2005 and 2004, respectively.

8.  Goodwill and Intangibles, Net

Goodwill and Intangibles, net at March 31, 2005 and December 31, 2004 were as follows (dollars in millions):

	Goodwill	Intangibles
March 31, 2005
360networks	$—	$4
Sprint	—	25
ICG	—	19
Telverse	—	21
Genuity	—	49
McLeod	41	—
Software Spectrum (including Corpsoft)	196	53
XCOM	30	—
	$267	$171
December 31, 2004
Sprint	$—	$28
ICG	—	23
Telverse	—	23
Genuity	—	55
McLeod	41	—
Software Spectrum (including Corpsoft)	202	55
XCOM	30	—
	$273	$184

In the first quarter of 2005, Level 3 purchased a customer contract from 360networks for cash and future services valued at $4 million.  The total purchase price was recorded as an intangible asset and will be amortized over the remaining four year term of the contract.

During the first quarter of 2005, the Company determined that $6 million of income tax obligations recorded in the original purchase price allocation for the 2002 acquisitions of CorpSoft, Inc. and Software Spectrum, Inc. were no longer required. As a result, the Company reduced the goodwill attributable to the acquisitions by $6 million in 2005.

Goodwill has been or will be assessed at least annually for impairment in accordance with SFAS No. 142, beginning with the first anniversary of the acquisition and December 31 of each year thereafter.  As of March 31, 2005, the Company has not recorded impairment expenses for the goodwill or intangible assets identified in the previous table.

Amortization expense was $18 million and $15 million for the three months ended March 31, 2005 and 2004, respectively.

The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2005-$69 million; 2006-$55 million; 2007-$26 million; 2008-$12 million and 2009-$8 million.

9.  Long-Term Debt

At March 31, 2005 and December 31, 2004, long-term debt was as follows:

	March 31,	December 31,
(dollars in millions)	2005	2004

Senior Secured Term Loan (9.92% due 2011)	$730	$730
Senior Notes (9.125% due 2008)	954	954
Senior Notes (11.0% due 2008)	132	132
Senior Discount Notes (10.5% due 2008)	144	144
Senior Euro Notes (10.75% due 2008)	64	68
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Discount Notes (12.875% due 2010)	487	475
Senior Euro Notes (11.25% due 2010)	135	142
Senior Notes (11.25% due 2010)	96	96
Senior Notes (10.75% due 2011)	500	500
Convertible Senior Notes (5.25% due 2011)	345	345
Convertible Senior Discount Notes (9.0% due 2013)	235	230
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514
Commercial Mortgage:
GMAC (5.32% due 2003-2005)	116	117
Capital leases assumed in Genuity transaction	—	24
Other	4	4
	5,192	5,211
Less current portion	(119)	(144)
	$5,073	$5,067

The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of March 31, 2005.

No interest expense or amortized debt issuance costs were capitalized to property, plant and equipment for the three months ended March 31, 2005 and March 31, 2004.

10.  Stock-Based Awards

The Company recognized on the consolidated statement of operations a total of $11 million and $9 million of non-cash compensation for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company capitalized $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems in both periods.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2005 and 2004.

(dollars in millions)	2005	2004

Warrants	$—	$—
OSO	5	4
C-OSO	—	1
Restricted Stock	1	1
Shareworks Match Plan	1	1
401(k) Match Expense	4	4
Shareworks Grant Plan and Profit Sharing	1	(1)
	12	10
Capitalized Non-cash Compensation	(1)	(1)
	$11	$9

Warrants

At March 31, 2005, there were approximately 15.2 million warrants outstanding ranging in prices from $4.00 to $60.06.  All of the warrants were exercisable at March 31, 2005, with a weighted average exercise price of $8.33 per warrant.

Outperform Stock Option Plan

The fair value under SFAS No. 123 for the approximately 2.1 million OSOs awarded to participants during the quarter ended March 31, 2005 was approximately $8 million using a modified Black-Scholes valuation model with a S&P 500 volatility rate of 13% over the term, a Level 3 common stock volatility rate of 55%, an expected correlation factor of 30% and a S&P 500 dividend yield of 1.99%, which resulted in a decrease in the theoretical value per option to 116% of the stock price on the date of grant, from 120% in 2004.  As of March 31, 2005, the Company had not reflected $14 million of unamortized compensation expense in its financial statements for previously granted OSOs.

The Company temporarily suspended awards of Outperform Stock Options in April 2005.  To replace the OSOs, the Company expects to award restricted stock units to participants of the plan beginning in the second quarter of 2005.  The restricted stock units will vest 50% one year from the award date with the remaining units vesting two years from the award date.  The Company expects the number of quarterly restricted stock units awarded to be approximately 150% of the quarterly OSOs awarded in the prior quarter.  The value of the restricted units will be based on the price of Level 3’s common stock the day prior to the award and will be recorded to expense over the vesting period.

The Company is currently evaluating its long-term compensation program and expects to have a new program in place during the third quarter of 2005.

Restricted Stock

During the first quarter of 2005, approximately 1.2 million shares of restricted stock or restricted stock units were granted to certain employees and independent members of the Board of Directors. The restricted stock units and shares were granted to employees at no cost. The instruments vest over one to three year periods. The fair value of restricted units and stock granted in 2005 was $3 million as calculated using the value of the Level 3 common stock the day prior to the grant.  As of March 31, 2005, the Company had not reflected $3 million of unamortized compensation expense in its financial statements for restricted stock instruments previously granted.

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $14,000 in 2005. The Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits.  Employees of Software Spectrum are eligible to receive matching contributions of $.50 for every dollar contributed up to 6% of eligible earnings.  The Company’s matching contribution is made with Level 3 common stock based on the closing stock price on each pay date.  Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested.  The Company’s matching contributions will be fully vested upon completion of three years of service.  The Company made matching contributions of $4 million for each of the three months ended March 31, 2005 and 2004, which were recorded as selling, general and administrative expenses.

The Company made a discretionary contribution to the 401(k) Plan in Level 3 common stock as of December 31, 2004, equal to two percent of eligible employees’ 2004 eligible earnings.  The deposit was made into the employees’ 401(k) accounts during the first quarter of 2005.

11.  Industry and Segment Data

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

Adjusted OIBDA, as defined by the Company, consists of income (loss) from operations before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses and (3) any non-cash impairment costs included within restructuring and impairment expenses all as reported on the consolidated statements of operations.  The Company excludes stock based compensation due to its adoption of the expense recognition provisions of SFAS No. 123.  Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications to evaluate performance and allocate resources.  It is also a commonly used indicator in the communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric “EBITDA”, and is not recognized under Generally Accepted Accounting Principles (“GAAP”) but is used by management to assess segment results and allocate resources.

The data presented in the tables following includes information for the three months ended March 31, 2005 and 2004 for all statement of operations and cash flow information presented, and as of March 31, 2005 and December 31, 2004 for all balance sheet information presented.  Information related to acquired businesses is included from their respective acquisition dates.  Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2005 presentation.

		Information	Coal
(dollars in millions)	Communications	Services	Mining	Other	Total

Three Months ended March 31, 2005
Revenue:
North America	$475	$303	$17	$—	$795
Europe	35	166	—	—	201
Other	—	14	—	—	14
	$510	$483	$17	$—	$1,010
Adjusted OIBDA:
North America	$203	$4	$3	$(2)
Europe	(2)	3	—	—
Other	—	—	—	—
	$201	$7	$3	$(2)
Gross Capital Expenditures:
North America	$51	$2	$—	$—	$53
Europe	8	—	—	—	8
Other	—	—	—	—	—
	$59	$2	$—	$—	$61
Depreciation and Amortization:
North America	$144	$5	$1	$—	$150
Europe	21	—	—	—	21
Other	—	—	—	—	—
	$165	$5	$1	$—	$171

Three Months ended March 31, 2004
Revenue:
North America	$354	$291	$16	$—	$661
Europe	35	192	—	—	227
Other	—	11	—	—	11
	$389	$494	$16	$—	$899
Adjusted OIBDA:
North America	$116	$10	$2	$(1)
Europe	—	1	—	—
Other	—	—	—	—
	$116	$11	$2	$(1)
Gross Capital Expenditures:
North America	$47	$—	$—	$—	$47
Europe	5	—	—	—	5
Other	—	—	—	—	—
	$52	$—	$—	$—	$52
Depreciation and Amortization:
North America	$146	$7	$1	$—	$154
Europe	25	—	—	—	25
Other	—	—	—	—	—
	$171	$7	$1	$—	$179

Communications Revenue and Adjusted OIBDA for the three months ended March 31, 2005 and 2004 include $129 million and $7 million, respectively, of termination revenue.  Information services Revenue and Adjusted OIBDA include $4 million of termination revenue for the three months ended March 31, 2004.

		Information	Coal
(dollars in millions)	Communications	Services	Mining	Other	Total

Identifiable Assets
March 31, 2005
North America	$4,859	$504	$83	$617	$6,063
Europe	853	120	—	50	1,023
Other	—	11	—	2	13
	$5,712	$635	$83	$669	$7,099
December 31, 2004
North America	$4,909	$600	$84	$785	$6,378
Europe	906	196	—	42	1,144
Other	—	14	—	8	22
	$5,815	$810	$84	$835	$7,544

Long-Lived Assets (excluding Goodwill)
March 31, 2005
North America	$4,618	$114	$68	$—	$4,800
Europe	809	1	—	—	810
Other	—	—	—	—	—
	$5,427	$115	$68	$—	$5,610
December 31, 2004
North America	$4,824	$119	$66	$—	$5,009
Europe	859	1	—	—	860
Other	—	—	—	—	—
	$5,683	$120	$66	$—	$5,869

Goodwill
March 31, 2005
North America	$71	$196	$—	$—	$267
Europe	—	—	—	—	—
	$71	$196	$—	$—	$267
December 31, 2004
North America	$71	$202	$—	$—	$273
Europe	—	—	—	—	—
	$71	$202	$—	$—	$273

Communications revenue is classified into two categories, services revenue and reciprocal compensation. The Company further segregates its communications services into three separate categories with each being in a different phase of the product life cycle, incorporating different marketing and distribution strategies and different contributions to the Company’s profitability. The categories include: 1) growth services (voice services and IP-VPN services) 2) core services (transport & infrastructure and IP & data products) and 3) mature services (managed modem and DSL services).

The December 31, 2004 financial statements presented communications services revenue by product types; transport and infrastructure, softswitch and IP & data

	Services			Reciprocal
(dollars in millions)	Growth	Core	Mature	Compensation	Total
Communications Revenue

Three Months Ended March 31, 2005
North America	$26	$277	$144	$28	$475
Europe	1	34	—	—	35
Other	—	—	—	—	—
	$27	$311	$144	$28	$510
Three Months Ended March 31, 2004

North America	$8	$158	$165	$23	$354
Europe	—	35	—	—	35
Other	—	—	—	—	—
	$8	$193	$165	$23	$389

Core for the three months ended March 31, 2005 and 2004 includes $129 million and $7 million, respectively, of termination revenue.

The majority of North American revenue consists of services and products delivered within the United States.  The majority of European revenue consists of services and products delivered primarily within the United Kingdom but also includes France and Germany.  Transoceanic revenue is allocated to Europe.

Product information for the Company’s information services segment follows:

	Three Months Ended
	March 31,
	2005	2004
Services Revenue
(i)Structure:
Outsourcing	$17	$22
Software Spectrum	—	1
	17	23
Software Sales Revenue
Software Spectrum	466	471
	$483	$494

The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the three months ended March 31, 2005 and 2004:

Three months ended March 31, 2005

(dollars in millions)	Communications	Information Services	Coal Mining	Other
Net Income (Loss)	$(79)	$1	$2	$(1)
Income Tax Expense	—	—	—	—
Total Other (Income) Expense	105	—	—	(1)
Operating Income (Loss)	26	1	2	(2)
Depreciation and Amortization Expense	165	5	1	—
Non-Cash Compensation Expense	10	1	—	—
Adjusted OIBDA	$201	$7	$3	$(2)

Three months ended March 31, 2004

(dollars in millions)	Communications	Information Services	Coal Mining	Other
Net Income (Loss)	$(175)	$5	$—	$23
Income Tax Expense	—	—	1	—
Total Other (Income) Expense	111	(1)	—	(24)
Operating Income (Loss)	(64)	4	1	(1)
Depreciation and Amortization Expense	171	7	1	—
Non-Cash Compensation Expense	9	—	—	—
Adjusted OIBDA	$116	$11	$2	$(1)

12.  Related Party Transactions

Level 3 receives certain mine management services from Peter Kiewit Sons’ Inc.  The expense for these services was less than $1 million for both the three month periods ended March 31, 2005 and 2004, and is recorded in selling, general and administrative expenses.  As of March 31, 2005, the Company owed approximately $1 million for the first quarter mine management services.

13.  Other Matters

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

On July 25, 2003, the Smith Court entered an Order preliminarily approving a settlement agreement that would have resolved all claims against the Company arising out of the Company’s location of fiber optic cable and related telecommunications facilities that the Company owns within railroad rights-of-way throughout the United States. In connection with the Court’s Order preliminarily approving the settlement, the Court entered an Order enjoining the parties in all pending federal and state railroad rights-of-way class action litigation involving the Company from further pursuing those pending actions at this time.

In September 2003, a petition for appeal was granted which sought reversal of the Smith Court’s decision to preliminarily approve the settlement and certify a nationwide class for settlement purposes. On October 19, 2004, the Seventh Circuit Court of Appeals issued a 2-1 decision vacating the nationwide certification which was a necessary element of the nationwide settlement. The Court also vacated the injunction against competing class actions and remanded the case to the district court for further proceedings.  Level 3 and the other defendants in Smith have filed a Petition for Certiorari with the United States Supreme Court seeking review of the decision of the Seventh Circuit Court of Appeals.

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

It is customary in Level 3’s industries to use various financial instruments in the normal course of business.  These instruments include items such as letters of credit.  Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions.  As of March 31, 2005, Level 3 had outstanding letters of credit of approximately $26 million which are collateralized by restricted cash and securities.

14.  Condensed Consolidating Financial Information

In October 2003, Level 3 Financing, Inc., a wholly owned subsidiary of Level 3 Communications, Inc. (“Level 3 Financing”), issued $500 million 10.75% Senior Notes due 2011. These notes are unsecured obligations of Level 3 Financing, however, they are jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC (a wholly-owned subsidiary).

In conjunction with the registration of the 10.75% Senior Notes, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

Condensed Consolidating Statements of Operations for the three months ended March 31, 2005 and 2004 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2005
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$477	$572	$(39)	$1,010
Costs and Expenses:
Cost of Revenue	—	—	145	461	(35)	571
Depreciation and Amortization	—	—	118	53	—	171
Selling, General and Administrative	2	—	161	67	(4)	226
Restructuring Charges	—	—	11	4	—	15
Total Costs and Expenses	2	—	435	585	(39)	983
Operating Income (Loss)	(2)	—	42	(13)	—	27

Other Income (Loss), net:
Interest Income	—	—	3	1	—	4
Interest Expense	(81)	(32)	—	(1)	—	(114)
Interest Income (Expense) Affiliates, net	200	128	(333)	5	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(195)	(291)	(1)	—	487	—
Other Income (Expense)	1	—	2	3	—	6
Other Income (Loss)	(75)	(195)	(329)	8	487	(104)
Income (Loss) Before Income Taxes	(77)	(195)	(287)	(5)	487	(77)

Income Tax (Expense) Benefit	—	—	—	—	—	—
Net Income (Loss)	$(77)	$(195)	$(287)	$(5)	$487	$(77)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2004
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$343	$609	$(53)	$899
Costs and Expenses:
Cost of Revenue	—	—	127	464	(48)	543
Depreciation and Amortization	—	—	92	87	—	179
Selling, General and Administrative	6	—	171	63	(5)	235
Restructuring Charges	—	—	—	2	—	2
Total Costs and Expenses	6	—	390	616	(53)	959

Operating Income (Loss)	(6)	—	(47)	(7)	—	(60)
Other Income (Loss), net:
Interest Income	—	—	2	1	—	3
Interest Expense	(102)	(14)	(9)	(2)	—	(127)
Interest Income (Expense) Affiliates, net	220	88	(302)	(6)	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(259)	(333)	(4)	—	596	—
Other Income (Expense)	—	—	3	35	—	38
Other Income (Loss)	(141)	(259)	(310)	28	596	(86)
Income (Loss) Before Income Taxes	(147)	(259)	(357)	21	596	(146)

Income Tax (Expense) Benefit	—	—	—	(1)	—	(1)
Net Income (Loss)	$(147)	$(259)	$(357)	$20	$596	$(147)

Condensed Consolidating Balance Sheets as of March 31 2005 and December 31, 2004 follow:

Condensed Consolidating Balance Sheets
March 31, 2005
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$4	$10	$196	$126	$—	$336
Marketable securities	—	—	290	—	—	290
Restricted securities	—	4	16	22	—	42
Accounts receivable	—	—	110	327	—	437
Due from (to) affiliates	9,323	4,221	(13,563)	19	—	—
Other	11	4	31	71	—	117
Total Current Assets	9,338	4,239	(12,920)	565	—	1,222
Property, Plant and Equipment, net	—	—	3,200	2,077	—	5,277
Restricted Securities	16	—	—	54	—	70
Intangibles, net and Goodwill	—	—	127	311	—	438
Investment in Subsidiaries	(5,676)	(10,374)	—	—	16,050	—
Other Assets, net	41	23	16	12	—	92
	$3,719	$(6,112)	$(9,577)	$3,019	$16,050	$7,099
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$133	$348	$—	$481
Current portion of long-term debt	—	—	2	117	—	119
Accrued payroll and employee benefits	—	—	42	25	—	67
Accrued interest	57	31	—	—	—	88
Deferred revenue	—	—	137	50	—	187
Other	1	—	58	57	—	116
Total Current Liabilities	58	31	372	597	—	1,058
Long-Term Debt, less current portion	3,843	1,230	—	—	—	5,073
Deferred Revenue	—	—	604	124	—	728
Other Liabilities	55	1	198	223	—	477
Stockholders’ Equity (Deficit)	(237)	(7,374)	(10,751)	2,075	16,050	(237)
	$3,719	$(6,112)	$(9,577)	$3,019	$16,050	$7,099

Condensed Consolidating Balance Sheets
December 31, 2004
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$3	$17	$245	$178	$—	$443
Marketable securities	—	—	225	—	—	225
Restricted securities	—	6	14	28	—	48
Accounts receivable	—	—	113	432	—	545
Due from (to) affiliates	9,169	4,100	(13,293)	24	—	—
Other	13	4	26	98	—	141
Total Current Assets	9,185	4,127	(12,670)	760	—	1,402
Property, Plant and Equipment, net	—	—	3,271	2,137	—	5,408
Marketable Securities	—	—	114	—	—	114
Restricted Securities	16	—	—	51	—	67
Intangibles, net and Goodwill	—	—	136	321	—	457
Investment in Subsidiaries	(5,457)	(10,190)	1	—	15,646	—
Other Assets, net	43	24	17	12	—	96
	$3,787	$(6,039)	$(9,131)	$3,281	$15,646	$7,544
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$120	$494	$—	$614
Current portion of long-term debt	—	—	26	118	—	144
Accrued payroll and employee benefits	—	—	53	29	—	82
Accrued interest	52	17	3	1	—	73
Deferred revenue	—	—	172	83	—	255
Other	1	—	61	72	—	134
Total Current Liabilities	53	17	435	797	—	1,302
Long-Term Debt, less current portion	3,836	1,230	—	1	—	5,067
Deferred Revenue	—	—	707	133	—	840
Other Liabilities	55	1	198	238	—	492
Stockholders’ Equity (Deficit)	(157)	(7,287)	(10,471)	2,112	15,646	(157)
	$3,787	$(6,039)	$(9,131)	$3,281	$15,646	$7,544

Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2005 and 2004 follow:

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2005
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(56)	$(20)	$34	$(24)	$—	$(66)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	50	—	—	50
Decrease (increase) in restricted cash and securities, net	—	2	(2)	(1)	—	(1)
Capital expenditures, net	—	—	(23)	(38)	—	(61)
Acquisitions	—	—	—	—	—	—
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	—	1
Net Cash Provided by (Used in) Investing Activities	—	2	26	(39)	—	(11)

Cash Flows from Financing Activities:
Purchases and payments on long-term debt, including current portion (net of restricted cash)	—	—	(24)	(1)	—	(25)
Increase (decrease) in due from affiliates, net	57	11	(81)	13	—	—
Net Cash Provided by (Used in) Financing Activities	57	11	(105)	12	—	(25)

Effect of Exchange Rates on Cash	—	—	(4)	(1)	—	(5)
Net Change in Cash and Cash Equivalents	1	(7)	(49)	(52)	—	(107)

Cash and Cash Equivalents at Beginning of the Year	3	17	245	178	—	443
Cash and Cash Equivalents at End of the Year	$4	$10	$196	$126	$—	$336

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2004
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(91)	$—	$70	$29	$—	$8

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	—	41	—	41
Decrease (increase) in restricted cash and securities, net	6	22	(2)	(1)	—	25
Capital expenditures, net	—	—	(35)	(13)	—	(48)
Proceeds from sale of property, plant and equipment and other assets	—	—	4	5	—	9
Net Cash Provided by (Used in) Investing Activities	6	22	(33)	32	—	27

Cash Flows from Financing Activities:
Purchases and payments on long-term debt, including current portion (net of restricted cash)	—	—	(1)	—	—	(1)
Increase (decrease) in due from affiliates, net	85	(23)	430	(492)	—	—
Net Cash Provided by (Used in) Financing Activities	85	(23)	429	(492)	—	(1)

Effect of Exchange Rates on Cash	—	—	(3)	1	—	(2)
Net Change in Cash and Cash Equivalents	—	(1)	463	(430)	—	32

Cash and Cash Equivalents at Beginning of the Year	1	15	582	531	—	1,129
Cash and Cash Equivalents at End of the Year	$1	$14	$1,045	$101	$—	$1,161

15.  Subsequent Events

On April 4, 2005, Level 3 completed the offering of $880 million of 10% Convertible Senior Notes due 2011 to institutional investors.  Interest on the notes will be payable semi-annually beginning on November 1, 2005.  The notes will be convertible by holders at any time after January 1, 2007 (or sooner if certain corporate events occur) into shares of Level 3 common stock at a conversion price of $3.60 per share (subject to adjustment in certain events).  This is equivalent to a conversion rate of approximately 277.77 shares per $1,000 principal amount of notes.

The net proceeds from this offering were approximately $878 million after giving effect to offering expenses.  Level 3 intends to use the net proceeds from this offering for general corporate purposes, including possible acquisitions, working capital, capital expenditures, debt refinancing and debt repurchases.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements (including the notes thereto), included elsewhere herein and the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”). When used in this document, the words “anticipate”, “believe”, “plans”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company segregates its communication products into three separate groups with each being in a different phase of the product life cycle, incorporating different marketing and distribution strategies and different contributions to the Company’s profitability. Growth products include both wholesale and consumer oriented voice services and IP-VPN services. The Company’s core products consist of transport & infrastructure and IP & data products. Level 3 also provides managed modem and DSL services to customers which are deemed to be mature products by the Company.

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

The Company is developing new voice services that in addition to its existing voice services target large and existing markets. The Company believes that the efficiencies of Level 3’s IP and optical based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks of its competitors. Several other competitors with IP technologies have announced that they will be entering this market as well. While the voice services being launched by Level 3 target a large addressable market, the Company must quickly develop both its capability to market and sell in the voice market and develop the internal systems and processes necessary to support the new services being launched. The market for voice services is large, however it is expected to continue to decline over time as a result of the new low cost IP and optical based technologies. In addition, the market for voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

The Company’s IP-VPN services permit businesses to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and Frame Relay offerings. IP-VPN services also permit customers to prioritize network application traffic so that high priority applications such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

Growth in transport & infrastructure revenue is largely dependent on increased demand for bandwidth services, the pricing of those services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of up-front payments or monthly payments for private line, wavelength or dark fiber services. An increase in demand will likely be partially offset by declines in unit pricing. The Company continues to experience price compression in its transport and infrastructure services. The emergence of a number of companies from bankruptcy protection and additional competition from other distressed carriers continues to contribute to the difficult and competitive operating environment. The Company does not expect this environment to change significantly until the industry consolidates and/or the demand accelerates.

SBC and Verizon announced that they intended to acquire AT&T and MCI, respectively. While these proposed transactions still require regulatory and stockholder approval and are not expected to be completed until 2006, the Company believes that the completion of these transactions will benefit Level 3. Not only will price compression potentially be mitigated by the elimination of competitors, but there will be increased pressure on the combined entities to reduce the cost of providing services in order to improve historical operating results. Accordingly, Level 3’s position as a low cost provider in the industry could provide future revenue opportunities as the combined entities seek low cost service offerings.

The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company’s IP & data services. Revenue growth in this area is dependent on continued increases in usage by both enterprises and consumers and the pricing environment. An increase in the reliability of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The Company continues to experience price compression for its IP and data services. Current high levels of available capacity and the numerous companies competing in this market have resulted in a very competitive pricing environment.

The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. This trend is expected to result in declines in managed modem revenue in the future.  The Company recognized $488 million and $107 million of managed modem revenue in fiscal 2004 and for the three months ended March 31, 2005, respectively. These declines may be mitigated in the mid to longer term by growth in IP-based services offered by the Company that address the market shift to higher speed broadband services. Level 3 believes that the low cost structure of its network will enable it to aggressively compete for new business in the IP-based market.

The exclusivity provisions in the contract with the Company’s primary DSL customer expired at the end of the first quarter of 2005. The customer expects to migrate its existing DSL subscribers to its own network primarily during the second quarter of 2005.  Level 3 and the customer amended their DSL agreement such that Level 3 will be compensated a fixed amount for services provided during the migration period, provided that the customer is able to meet certain milestones with respect to number of migrated subscribers.  If these milestones are not met, Level 3 may receive additional compensation.  The Company recognized $112 million of DSL revenue attributable to this customer in 2004, and $34 million for the three months ended March 31, 2005 and is expecting DSL revenue to decline significantly through the remainder of 2005.

Level 3’s management continues to review the Company’s existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company’s focus on delivery of communications and information services and meeting its financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications and information services or with obtaining financial objectives, Level 3 may exit those lines of business or stop offering those services.

The Company experienced price compression in the 25%-45% range for transport and IP services in 2004. Level 3 believes that industry wide, excess network inventory has been significantly reduced and that current pricing may not be sufficient to allow some providers to recover their incremental costs to add new capacity.

The Company continued to see pricing pressure in the first quarter of 2005 for those customers that require simple, low quality, point-to-point services, as competitors aggressively pursued this business.  However, Level 3 is seeing some indication that competitors are less willing to discount these services if it requires investment in incremental capacity to meet the customer’s requirements.

For those customers that provide high quality content or require complex regional or national solutions, Level 3 is beginning to see some early indications that some of the pricing pressure is starting to abate, but it is far too early to draw conclusions.   Level 3 intends to remain disciplined in its approach to pricing with targeted rates of improvement for its transport and IP services. Level 3 does not intend to pursue volume at the expense of profitability.

Management focuses on Adjusted OIBDA, cash flows from operating activities and capital expenditures to assess the operating performance of the communications business. Management believes that Adjusted OIBDA, when viewed over time, reflects the operating trend and performance of its communications business. Adjusted OIBDA, or similar measures, also is an indicator of performance used by Level 3’s competitors and is used by management in evaluating relative performance.

The expected increase in revenue attributable to the Company’s voice and IP-VPN services and the expected decline in revenue from the managed modem and DSL services will likely result in lower gross profit margins in the future. Profit margins for the Company’s mature services have historically been higher than the average profit margins earned by the Company’s communications business while the profit margins for the Company’s growth services are expected to be below the current average profit margin earned by the communication business.

In January 2005, the Company announced cost containment initiatives that are intended to reduce operating expenses by approximately $60 to $70 million in 2005. The initiatives included the elimination of approximately 470 jobs primarily in the non-growth and support areas of the communications business. The Company recorded a restructuring charge of $15 million in the first quarter of 2005 attributable to this action.

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

Management of Level 3 believes the introduction of new products or technologies, as well as the further development of existing technologies may reduce the cost or increase the supply of certain services similar to those provided by Level 3.  The ability of the Company to anticipate, adapt and invest in these technology changes in a timely manner may affect the future success of the Company.

The Company is focusing its attention on 1) growing revenue through existing core services, existing growth services and new service development efforts, 2) continuing to show improvements in Adjusted OIBDA as a percentage of revenue, 3) managing working capital and 4) making certain its capital expenditures are made primarily for activities that directly generate revenue. The anticipated change in the composition of the Company’s revenue will require the Company to carefully manage operating expenses and concentrate its capital expenditures on those technologies and assets that will enable the Company to further develop its growth services and replace the decline in revenue and earnings from mature products.

In addition to the operational metrics, the Company is also focusing on improving its financial condition and extending the maturity dates of and lowering the effective interest rate on its outstanding debt. In 2004, the Company was able, through a series of transactions, to extend approximately $1.1 billion of debt maturing in 2008 to 2011 and to reduce the effective interest rate on the debt outstanding.  In addition, on

April 4, 2005, Level 3 completed the offering of $880 million of 10% Convertible Senior Notes due 2011 to institutional investors.    Level 3 intends to use the net proceeds from this offering for general corporate purposes, including possible acquisitions, working capital, capital expenditures, debt refinancing and debt repurchases.  The Company will continue to look for opportunities to improve its financial position in 2005 and focus its resources on growing revenue and managing costs for the communications business.

Information Services

The Company’s information services business is comprised of two operating units: (i)Structure, LLC and Software Spectrum, Inc.

(i)Structure provides computer outsourcing services primarily to small and medium-sized businesses that want to concentrate their resources on their core business rather than expend capital and incur overhead costs to operate their own computing environments. Efforts to grow this business are largely dependent on (i)Structure’s ability to effectively market itself to businesses while competing against other outsourcing providers with greater financial resources and name recognition. (i)Structure recognizes revenue in the period the services are provided.

Software Spectrum is a global reseller of business software, primarily to large and medium sized businesses. Software Spectrum recognizes revenue at the time the product is shipped or in accordance with the terms of the licensing contracts. Sales under certain licensing programs permit Software Spectrum to recognize only a service fee paid by the software publisher as revenue. Software Spectrum has experienced an increase in sales under this form of licensing program and management expects further adoption of agency licensing programs in the future. The Company’s ability to resell software is influenced by the general economic environment, specifically in North America and Western Europe, as well as the level of IT spending for business software by large and medium sized companies.

The software distribution and resale business is very competitive with profitability largely dependent upon rebates received from the software publishers. The amount of rebates received from the publisher is tied directly to the value of software sold for that publisher. These programs vary from publisher to publisher, but typically contain sales targets that are tiered so that Software Spectrum can earn higher rebates on incremental sales above certain sales targets. Alternatively, Software Spectrum may forfeit publisher rebates if certain minimum sales targets are not achieved. As such, it is not uncommon for software resellers, including Software Spectrum, to price software at or below their cost, primarily at the end of the second and fourth quarters of the Company’s fiscal year, in order to attain the next sales target and thus earn higher rebates from software publishers.

Microsoft is the primary provider of business software to the Company’s Software Spectrum business. If Microsoft should successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the distribution or resale channel, Software Spectrum’s results of operations would be materially and adversely affected.

In order to achieve a desired return on invested capital, Management of the information services business focuses on the Adjusted OIBDA metric and cash flow from operating activities to assess the overall operating performance of the information services business. Specifically, for the (i)Structure business, Adjusted OIBDA reflects the operating results of the business and, viewed in conjunction with net capital expenditures required to support existing and new customer contracts, provides management with visibility to the financial condition and operating performance of the business. For the Software Spectrum business, Management focuses on Adjusted OIBDA and cash flow from operating activities, including changes in working capital accounts, to assess the financial condition and operating performance of the business. Software Spectrum’s working capital requirements are determined primarily by changes in its accounts receivable and accounts payable balances. Management is focusing its attention on minimizing working capital requirements by lowering its days sales outstanding through consistent collection procedures. Management expects working capital requirements for the Software Spectrum business to decline in the future as software publishers continue to adopt the agency licensing model.

Coal Mining

Level 3, through its two 50% owned joint venture surface mines in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is recognized when coal is shipped to the customer. The remainder of Level 3’s sales are made on the spot market where prices are generally lower than those in the Company’s long-term contracts.

First Quarter 2005 vs. First Quarter 2004

Revenue for the periods ended March 31, is summarized as follows (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Communications	$510	$389
Information Services	483	494
Coal Mining	17	16
	$1,010	$899

Communications revenue is classified into two categories, services revenue and reciprocal compensation. The Company further segregates its communications services into three separate categories with each being in a different phase of the product life cycle, incorporating different marketing and distribution strategies and different contributions to the Company’s profitability. The categories include: 1) growth services (voice and IP-VPN services) 2) core services (transport & infrastructure and IP & data products) and 3) mature services (managed modem and DSL services). Revenue for these services is identified in the following table:

	Three Months Ended March 31,
	2005	2004
Services:
Growth Services	$27	$8
Core Services	311	193
Mature Services	144	165
Total Services Revenue	482	366
Reciprocal Compensation	28	23
Total Communications Revenue	$510	$389

Growth services revenue for the three months ended March 31, 2005 is comprised of $26 million for voice services and $1 million for IP VPN services versus $8 million for voice services and less than $1 million for IP VPN services in the same period in 2004.  Voice revenue improved as a result of the increased market acceptance of the new services introduced in 2003 and 2004, particularly the wholesale services which include voice termination, local inbound and enhanced local services. The Company expects voice revenue to continue to increase in future periods as a result of the future service introductions, the timing of our customers’ rollout of VoIP services,  and the acceptance of VoIP technology by businesses and consumers.

Core services revenue for the three months ended March 31, 2005 increased significantly from the same period in 2004 primarily as a result of the recognition of $129 million of termination revenue in 2005 versus $7 million in 2004. The termination revenue in 2005 is primarily attributable to agreements reached with France Telecom and 360networks relating to the termination of existing dark fiber lease agreements with those customers described below.

On February 22, 2005, France Telecom and Level 3 finalized an agreement to terminate a 2000 dark fiber agreement. Under the terms of the agreement France Telecom returned the fiber to Level 3. Revenue attributable to the cash received for the fiber under the original agreement was deferred and amortized to revenue over the 20-year term of the agreement. Level 3 has no further service obligations with respect to the fiber and therefore recognized approximately $40 million of unamortized deferred revenue as non-cash termination revenue in the first quarter of 2005.

On March 1, 2005, Level 3 entered into an agreement with 360networks in which both parties agreed to terminate a 20-year IRU agreement. Under the new agreement 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement, signed in 2000, the revenue associated with the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005.

Excluding termination revenue, transport & infrastructure revenue increased 4% due to an increase in colocation and wavelength revenue.  This was partially offset by lower amortized dark fiber and operations and maintenance revenue resulting from the settlement agreements reached with France Telecom and 360networks in 2005 and McLeodUSA in the fourth quarter of 2004.

The Company expects to recognize termination and settlement revenue in the future if customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but does not currently expect to recognize significant termination revenue for the remainder of 2005.

In addition to transport and infrastructure, the Company’s core services also include IP & Data services.   Revenue attributable to these services declined 11% from the first quarter of 2004 to the same period in 2005.  The decline in this revenue is primarily attributable to a decline in revenue for wholesale Internet access.  Although demand for Internet services is increasing, price declines more than offset revenues relating to the increase in volume.

Revenue attributable to the Company’s mature services was comprised of managed modem revenue of $107 million and DSL revenue of $37 million in 2005.  Revenue attributable to these two services was $134 and $31 million, respectively, for the three months ended March 31, 2004.  In 2004, Level 3’s largest managed modem customer, America Online, informed the Company that it would reduce its overall purchases of fixed service ports for its U.S. dial-up network. America Online reduced the number of ports it purchased from Level 3 by approximately 30% in 2004. In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions which had the effect of lowering revenue.  Partially offsetting the price declines was an increase in managed modem usage revenue attributable to the acquisitions of certain ICG and Sprint customer contracts at the beginning of the second and fourth quarters of 2004, respectively.

As a result of concessions to America Online in early 2004, the market-pricing provisions of these contracts are not expected to be enforced until at least the second quarter of 2005 for a portion of the ports and January 2006 for the remaining ports. The contract with America Online continues to contain pricing provisions whereby Level 3 is obligated to provide America Online a reduced price per port rate if Level 3 offers a third party better pricing for a lower volume of comparable services. The Company expects, excluding the effects of acquisitions, managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and continued pricing pressures.

The increase in DSL revenue is attributable to an increase in subscribers from the Company’s primary customer. The Company’s DSL aggregation services are primarily provided to this customer on an exclusive basis in certain markets, which exclusivity expired at the end of the first quarter of 2005.  The customer began limited migration of its customers off of the Level 3 network during the first quarter of 2005. Level 3 expects the migration to be substantially complete by the end of the second quarter of this year.  As a result,

DSL revenue is expected to decline significantly for the remainder of 2005.  For the three months ending March 31, 2005, DSL revenue attributable to this customer represented 91% of the total DSL revenue recognized in the period.

Reciprocal compensation revenue increased from $23 million in 2004 to $28 million in 2005. This increase is primarily attributable to new or amended agreements reached with BellSouth and Verizon Communications in the second and third quarters of 2004, respectively, and SBC Communications in the first quarter of 2005.  These agreements establish intercarrier rate structures to terminate local, ISP bound traffic through 2006 and 2007.

In October 2004, the FCC approved certain aspects of a forbearance petition filed by Core Communications in July 2003. Specifically, the FCC lifted ISP-bound traffic growth caps and new market exclusion. The FCC rate cap of $.0007 per minute did not change in this order. Certain of the Company’s interconnection agreements contain language that supersedes this order.

Certain ISP-bound traffic that is terminated on the Level 3 network is expected to be subject to the FCC’s ISP Remand Order, which has been pending at the FCC for two years. The FCC has indicated that it will rule on the ISP Remand Order soon. The ruling is expected to address, among other things, the FCC’s basis for asserting jurisdiction over ISP-bound traffic.

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

With the three agreements reached in 2004 and 2005, Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. Level 3 continues to negotiate new interconnection agreements with other local carriers. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

Information services revenue decreased for the three months ended March 31, 2004 to 2005 primarily as a result of an increase in sales under software publishers’ agency licensing programs that result in only a service fee being recognized as revenue, rather than the selling price of the software. The software reseller industry is seasonal, with revenue and Adjusted OIBDA typically being higher in the second and fourth quarters of the Company’s fiscal year. Revenue from the Software Spectrum business decreased from $472 million for 2004 to $466 million in 2005.

Software Spectrum began experiencing an increase in sales under Microsoft’s 6.0 licensing program and similar programs offered by other suppliers in 2003. Under these programs, new enterprise-wide licensing arrangements are priced, billed and collected directly by the software publishers. Software Spectrum continues to provide sales and support services related to these transactions and earns a service fee directly from publishers for these activities. The Company recognizes the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $14 million and $10 million of revenue attributable to these types of contracts in 2005 and 2004, respectively. The estimated selling price of the software sold under these agreements was $256 million and $184 million for the corresponding periods.

If Microsoft and the other suppliers are successful in implementing agency licensing programs, it will result in a significant decline in the amount of information services revenue recognized by the Company. The decline in revenue is not expected to have a meaningful effect on operating income (loss), as the Company should experience a corresponding decline in cost of revenue.

Revenue attributable to (i)Structure’s business decreased from $22 million for the three months ended March 31, 2004 to $17 million in 2005. In 2004, (i)Structure and two customers agreed to terminate their outsourcing contracts and as a result, (i)Structure recognized $4 million of termination revenue in the first quarter of 2004.

Coal mining revenue increased to $17 million in 2005 compared to $16 million in 2004. The increase in revenue is attributable to slight increases in coal tonnage shipped and the price at which it was sold.

The Company expects coal revenue to decline for all of fiscal 2005 compared to 2004 because the amount of coal required to be purchased in 2005 under a contract with Detroit Edison declines significantly from 2004 levels.  The Company has signed new agreements with Detroit Edison, but with lower tonnage requirements and lower prices.

Cost of Revenue for the communications business, as a percentage of revenue for the three months ended March 31, 2005 and 2004 was 23% and 21%, respectively. The decline in higher margin managed modem revenue, the additional costs attributable to the 2004 Sprint, ICG and Allegiance transactions, and increased sales for certain voice products, for which margins are lower, resulted in the increase in cost of revenue as a percentage of revenue in 2005.  These items were partially offset by an increase in termination revenue in 2005. Settlement and termination revenue was $129 million in 2005, most of which was attributable to the France Telecom and 360networks transactions, compared to settlement and termination revenue of $7 million in 2004. The recognition of this revenue, with no corresponding cost of revenue, decreased cost of revenue as a percentage of revenue in 2005.

As the Company’s revenue mix changes to a higher percentage of voice revenue and a lower percentage of managed modem and DSL revenue, the cost of revenue, as a percentage of revenue, will increase due to the lower margin earned on certain of the Company’s voice services.

The cost of revenue for the information services businesses, as a percentage of its revenue, was 92% for the first three months of 2005 up from 91% in the same period of 2004. This increase was primarily attributable to the outsourcing business as it recognized $4 million of termination revenue in the first quarter of 2004.  The decline in termination revenue was partially offset by an increase in sales under new licensing programs implemented by software publishers for which the cost of revenue is minimal. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results. For the three months ended March 31, 2005 and 2004, Software Spectrum earned approximately $9 million and $10 million, respectively, in rebates which reduced cost of revenue. Software Spectrum does not earn rebates from Microsoft on agency program sales. As a result, as agency program sales increase, the amount of rebates earned is expected to be below that earned in 2004. This decline is partially offset, by Software Spectrum earning, in general, higher margins on Microsoft agency sales than on Microsoft non-agency sales.

Cost of revenue, as a percentage of revenue, for the coal mining business decreased from the first quarter of 2005 to 2004 as a result of the slight increase in the average price of coal shipped in 2005.

Depreciation and Amortization expenses were $171 million for the first quarter 2005, a 4% decrease from 2004 depreciation and amortization expenses of $179 million. The decrease is primarily attributable to shorter-lived communications assets that were placed in service in prior years becoming fully depreciated during 2004. In addition, the McLeod intangible assets were fully amortized during the third quarter of 2004. These decreases were partially offset by the amortization expense attributable to the intangible assets acquired in the ICG and Sprint acquisitions, completed in the second and fourth quarters of 2004, respectively.

Selling, General and Administrative expenses decreased 4% to $226 million for the three months ended March 31, 2005 compared to the same period in 2004. This decrease is primarily attributable to lower compensation and employee related costs resulting from the workforce reduction for the communications business which occurred in the first quarter of 2005.  Specifically, declines in base compensation, bonus, travel, recruiting and facilities expenses all contributed to the decrease in selling, general and administrative expenses in 2005.  Partially offsetting the reduction in communication expenses was a slight increase in costs for the information services business, primarily due to increases in headcount. The Company’s other businesses experienced increases in costs due primarily to increased professional services fees.

Included in operating expenses for the first quarter of 2005 and 2004, were $11 million and $9 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The increase in non-cash compensation expense is attributable to an increase in the value of grants distributed to eligible employees. During the second quarter of 2004, the Company’s stockholders approved a proposal at the Company’s 2004 annual meeting for the reservation of additional shares of common stock under the Company’s 1995 Stock Plan.

The Company expects selling, general and administrative expenses to decline in 2005 versus 2004, as the Company realizes the cost savings from the workforce reduction that occurred in the first quarter of 2005 and ongoing non-workforce related cost containment efforts.

The Company temporarily suspended awards of Outperform Stock Options  in April 2005.  To replace the OSOs, the Company expects to award restricted stock units to participants of the plan beginning in the second quarter of 2005.  The restricted stock units will vest 50% one year from the award date with the remaining units vesting two years from the award date.  The Company expects the number of quarterly restricted stock units awarded to be approximately 150% of the quarterly OSOs awarded in the prior quarter.  The value of the restricted units will be based on the price of Level 3’s common stock the day prior to the award and will be recorded to expense over the vesting period.

The Company is currently evaluating its long-term compensation program and expects to have a new program in place during the third quarter of 2005.

Restructuring Charges were $15 million for the three months ended March 31, 2005 and attributable to the workforce reductions of the communications business in North America and Europe.   The employees affected by this workforce reduction provided support functions or worked directly on mature products.  In the first three months of 2004, the Company recognized approximately $2 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum that began in 2003.  As of March 31, 2005, the Company had $2 million of remaining obligations attributable to the 2005 restructuring activities.

Adjusted OIBDA is defined by the Company, as operating income(loss) from the consolidated statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense on the consolidated statements of operations, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. Adjusted OIBDA excludes interest expense and income tax expense and other gains/losses not included in operating income. Excluding these items eliminates the expenses associated with the Company’s capitalization and tax structures. Note 11 of the consolidated financial statements provides a reconciliation of Adjusted OIBDA for each of the Company’s operating segments.

Adjusted OIBDA for the communications business was $201 million and $116 million for the three months ended March 31, 2005 and 2004, respectively. The increase in 2005 is primarily attributable to $129 million of termination and settlement revenue recognized by the Company in 2005 versus $7 million in 2004. Also contributing to the increase in 2005 was a decline in selling, general and administrative expenses.  Partially offsetting these items was a decline in higher margin managed modem revenue, the incremental network costs incurred from the Sprint, ICG, KMC and Allegiance transactions and the $15 million of restructuring charges recorded in 2005.

Adjusted OIBDA for the information services business decreased from $11 million for the three months ended March 31, 2004 to $7 million for the same period in 2005. Adjusted OIBDA for the (i)Structure business decreased significantly in 2005 as a result of $4 million of termination revenue recognized in the first quarter of 2004. Adjusted OIBDA for Software Spectrum increased slightly as a result of the absence of restructuring charges recorded in 2004.

Adjusted OIBDA for the coal business increased to $3 million for the three months ended March 31, 2005 from $2 million for the three months ended March 31, 2004 as a result on an increase in the average selling price of coal shipped in 2005.

An increase in selling, general and administrative expenses for the Company’s other businesses resulted in Adjusted OIBDA declining from a loss of $1 million for the three months ended March 31, 2004 to a loss of $2 million in the same period of 2005.

Interest Income was $4 million for the three months ended March 31, 2005 increasing from $3 million in the same period of 2004.   Increases in the weighted average interest rate earned on the portfolio were offset by a decline in the average cash and marketable security portfolio balance. The Company’s average return on its portfolio increased from 0.9% in 2004 to 1.87% in 2005 while the average cash balance decreased from $1.2 billion during 2004 to $800 million during 2005. Pending utilization of cash and cash equivalents, the Company invests the funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

In 2004, the Company elected to take advantage of the yield curve and purchase longer-term U.S. government securities. The government securities currently mature through March 2006. The Company intends to hold these securities until they mature.

Interest Expense, net decreased by $13 million from $127 million for the three months ended March 31, 2004 to $114 million in 2005. Interest expense decreased primarily as a result of the extinguishment of the Allegiance capital lease obligation during the second quarter of 2004. In addition, the Company repurchased portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008, 10.5% Senior Discount Notes due 2008 and 10.75% Senior Euro Notes due 2008 during the fourth quarter of 2004, thereby reducing interest charges on these notes. These decreases in interest expense were partially offset by increased interest expense from the issuance of a $730 million Senior Secured Term Loan due 2011 and 5.25% Senior Convertible Notes due 2011 in the fourth quarter of 2004.  Overall, the refinancing transactions in the fourth quarter were expected to reduce the Company’s annual interest expense by approximately $28 million based on interest rates at the time of the refinancing.

The Company expects interest expense to increase for the remainder of 2005 as a result of the issuance of the 10% Convertible Senior Notes due 2011 on April 4, 2005.

Other, net decreased primarily as a result of the $23 million realized gain on the sale of Commonwealth Telephone common stock in 2004 and smaller gains on the disposal of property, plant and equipment in 2005.

Income Tax Expense for 2004 was a $1 million and attributable to certain foreign jurisdictions for Software Spectrum as well as the Company’s coal business.

Financial Condition—March 31, 2005

Cash flows provided by (used in) operating activities for the three months ended March 31, 2005 and 2004, respectively are as follows (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Communications**	$(21)	$35
Information Services	(43)	(18)
Other	(2)	(9)
Total	$(66)	$8

** Includes interest expense net of interest income

The decrease in communications operating cash flows for the three months ended March 31, 2005 is primarily attributable to lower operating results after excluding the effects of non-cash termination revenue in both periods. In addition, fluctuation in the Company’s working capital balances resulted in an incremental use of cash of $18 million in the first three months of 2005 compared to the same period in 2004. A decrease in sales providing up-front cash payments was partially offset by lower uses of cash for accounts payable and other current liabilities. Partially offsetting these additional uses of cash was a $9 million decline in the amount of cash interest expense paid in 2005.

The increase in cash used by operating activities for information services group declined primarily as a result of lower collections of accounts receivable at Software Spectrum in the first quarter of 2005 when compared to the same period in 2004.  This decline is attributable to the efforts in the first quarter of 2004 to reduce Software Spectrum’s average days sales outstanding.  The days sales outstanding metric at the end of the first quarter of 2005 was consistent with the metric at the end of the first quarter of 2004. In addition, the outsourcing business also received payments in the first quarter of 2004 to terminate two contracts.

The increase in operating cash flows for the other businesses is primarily attributable to the payment of certain state tax obligations in the first three months of 2004 for which liabilities had been recorded in prior period that did not recur in the first quarter of 2005.

Investing activities in the first quarter of 2005 primarily include the maturity of $50 million of marketable securities, $1 million of proceeds from the sale of property, plant and equipment, and $61 million used for gross capital expenditures, primarily in the communications business.  In addition, the Company increased its restricted securities by $1 million, primarily for its coal business in the first quarter of 2005.

Financing sources in the first quarter of 2005 consisted solely of the repayment of long-term debt.  During the period, the Company repaid $25 million in Genuity capital lease obligations and amounts due under the GMAC commercial mortgage.

On April 4, 2005, Level 3 completed the issuance of $880 million of 10% Convertible Senior Notes due 2011 to institutional investors.  Interest on the notes will be payable semi-annually beginning on November 1, 2005. The notes will be convertible by holders at any time after January 1, 2007 (or sooner if certain corporate events occur) into shares of Level 3 common stock at a conversion price of $3.60 per share (subject to adjustment in certain events). This is equivalent to a conversion rate of approximately 277.77 shares per $1,000 principal amount of notes.

The net proceeds from this offering were approximately $878 million after giving effect to offering expenses. Level 3 intends to use the net proceeds from this offering for general corporate purposes, including possible acquisitions, working capital, capital expenditures, debt refinancing and debt repurchases.

The GMAC commercial mortgage of $116 million as of March 31, 2005, is due in full at the end of the second quarter of 2005.  The Company intends to refinance a portion of the mortgage prior to its maturity.

Liquidity and Capital Resources

The Company provides a broad range of integrated communications services as a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services). The Company has created, generally by constructing its own assets but also through a combination of purchasing and leasing facilities, an advanced, international, end-to-end, facilities-based communications network. The Company has designed its network based on optical and Internet protocol technologies in order to leverage the efficiencies of these technologies to provide lower cost communications services.

The further development of the communications business will continue to require significant expenditures, including new service development costs. The Company expects that these expenditures will result in negative cash flows from operating activities and operating losses for the Company in the near future. The Company’s expenditures will be primarily attributable to operating expenses, capital expenditures and interest payments. The Company expects base capital expenditures (capital required to keep the network operating efficiently) to be approximately $100 million in 2005. The majority of the Company’s ongoing capital expenditures are expected to be success-based, which are tied to incremental revenue. The Company expects success-based capital expenditures for voice customers to increase in 2005.

The Company does not have any significant principal amounts due on its outstanding debt (excluding the GMAC mortgage) until 2008. In 2005, the Company expects to pay in cash, based on debt levels after the issuance of the 10% Convertible Senior Notes, approximately $440 million of interest expense.

Level 3 has approximately $626 million of cash, cash equivalents and marketable securities on hand at March 31, 2005. In addition, the Company received $878 million of proceeds from the offering of Convertible Senior Notes on April 4, 2005.   Based on information available at this time, management of the Company believes that the Company’s current liquidity is sufficient to fund its anticipated negative cash flows from operating activities, capital expenditures and interest costs until such time as it is able to grow the business and begin generating positive cash flows from operating activities sufficient to also cover capital expenditure requirements, cash interest expense and debt obligations.

Cash flows from operating activities will fluctuate in 2005 and will be a function of revenue fluctuations from existing and new services, the Company’s management of network, selling, general and administrative, and capital expenditures and fluctuations in working capital. The Company’s previous debt and equity offerings have given the Company the ability to develop its business. However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. There can be no assurance that the Company could raise such amounts on acceptable terms or at the time the funding is necessary.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets to fund portions of the business plan. In 2004, the Company completed the sale of its equity position in Commonwealth Telephone for approximately $41 million. With the sale of Commonwealth Telephone shares, management believes that the Company has now sold the substantial majority of its valuable non-core assets.

The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable. In addition, proceeds from dispositions of the Company’s assets may not reflect the assets’ intrinsic values. Further, expenses may exceed the Company’s estimates and any financing needed may be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the business.

Level 3’s management continues to review the Company’s existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company’s focus on delivery of communications and information services and meeting its financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications and information services or with achieving financial objectives, Level 3 may exit those lines of business or stop offering those services.

Level 3 is aware that the various issuances of its outstanding senior notes, senior discount notes and convertible notes may trade at discounts to their respective face or accreted amounts. In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, Level 3 or its affiliates may, from time to time, enter into debt for debt, debt for equity or cash transactions to purchase these outstanding debt securities in open market or privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of March 31, 2005, the Company had borrowed a total of $846 million under a commercial mortgage and Senior Secured Term Loan. Amounts drawn on the debt instruments bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at March 31, 2005, was approximately 9.29%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 10.29%) would increase annual interest expense of the Company by approximately $8.5 million. At March 31, 2005, the Company had $4.35 billion of fixed rate debt bearing a weighted average interest rate of 8.49%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.

The Company’s business plan includes operating a telecommunications network and information services business in Europe. As of March 31, 2005, the Company had invested significant amounts of capital in the region for its communications business. The Company issued €800 million (€154 million outstanding at March 31, 2005) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of March 31, 2005, the Company held enough foreign denominated currency to fund its current working capital obligations and remaining interest payments on its Euro denominated debt through maturity. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations.

The change in interest rates is based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.  Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls.  There were no changes in Level 3’s internal controls over financial reporting that have occurred during the first quarter 2005 that have materially affected or are reasonably likely to materially affect, Level 3’s internal controls over financial reporting.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: May 10, 2005	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer