Form 10-Q
period 2005-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2005-08-09
CIK 794323

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of each class of the issuer’s common stock, as of August 1, 2005:

Common Stock: 698,376,902 shares

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

Signatures

Certifications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2005	2004	2005	2004
Revenue:

Communications	$371	$391	$881	$780
Information Services	520	503	1,003	997
Coal Mining	19	24	36	40

Total revenue	910	918	1,920	1,817

Costs and Expenses (exclusive of depreciation and amortization shown separately below):

Cost of revenue:

Communications	110	119	226	200
Information Services	469	455	911	904
Coal Mining	9	17	22	30
Total cost of revenue	588	591	1,159	1,134
Depreciation and amortization	166	177	337	356
Selling, general and administrative	217	243	443	478
Restructuring and impairment charges	4	—	19	2
Total costs and expenses	975	1,011	1,958	1,970
Operating Loss	(65)	(93)	(38)	(153)
Other Income (Expense):
Interest income	10	3	14	6
Interest expense	(139)	(118)	(253)	(245)
Other, net	9	146	15	184
Total other income (expense)	(120)	31	(224)	(55)
Loss Before Income Tax	(185)	(62)	(262)	(208)
Income Tax Expense	(3)	(1)	(3)	(2)
Net Loss	$(188)	$(63)	$(265)	$(210)

Loss per Share of Level 3 Common Stock:
Basic and Diluted	$(0.27)	$(0.09)	$(0.38)	$(0.31)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions)	June 30, 2005	December 31, 2004

Assets
Current Assets:
Cash and cash equivalents	$448	$443
Marketable securities	329	225
Restricted cash and securities	27	48
Receivables, less allowances of $22 and $23, respectively	544	545
Other	132	141
Total Current Assets	1,480	1,402

Property, Plant and Equipment, net	5,158	5,408
Marketable Securities	506	114
Restricted Cash and Securities	70	67
Goodwill and Intangibles, net	421	457
Other Assets, net	98	96
Total Assets	$7,733	$7,544

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(continued)

(unaudited)

(dollars in millions, except per share data)	June 30, 2005	December 31, 2004

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$578	$614
Current portion of long-term debt	1	144
Accrued payroll and employee benefits	57	82
Accrued interest	107	73
Deferred revenue	182	255
Other	115	134
Total Current Liabilities	1,040	1,302

Long-Term Debt, less current portion	5,945	5,067
Deferred Revenue	731	840
Other Liabilities	461	492

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 696,734,487 outstanding in 2005 and 686,496,721 outstanding in 2004	7	7
Class R, $.01 par value, no shares authorized in 2005, authorized 8,500,000 shares: no shares outstanding in 2004	—	—
Additional paid-in capital	7,412	7,371
Accumulated other comprehensive income (loss)	(44)	19
Accumulated deficit	(7,819)	(7,554)
Total Stockholders’ Deficit	(444)	(157)
Total Liabilities and Stockholders’ Deficit	$7,733	$7,544

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(dollars in millions)	2005	2004

Cash Flows from Operating Activities:
Net Loss	$(265)	$(210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337	356
Loss on impairments	4	—
Gain on debt extinguishments, net		(147)
Gain on sale of property, plant and equipment, and other assets	(2)	(34)
Non-cash compensation expense attributable to stock awards	21	19
Deferred revenue	(169)	(15)
Amortization of debt issuance costs	8	8
Accreted interest on long-term discount debt	23	37
Accrued interest on long-term debt	35	(13)
Change in working capital items net of amounts acquired:
Receivables	(14)	75
Other current assets	11	22
Payables	(25)	(84)
Other liabilities	(26)	(43)
Other	(15)	(8)
Net Cash Used in Operating Activities	(77)	(37)

Cash Flows from Investing Activities:
Purchases of marketable securities	(648)	(410)
Proceeds from sales and maturities of marketable securities	150	41
Decrease in restricted cash and securities, net	1	21
Capital expenditures	(149)	(118)
Release of capital expenditure accruals	3	6
Investments and acquisitions	(10)	(25)
Proceeds from sale of property, plant and equipment, and other assets	4	16
Net Cash Used in Investing Activities	$(649)	$(469)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(continued)

(unaudited)

	Six Months Ended June 30,
	2005	2004

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$877	$—
Payments on long-term debt, including current portion (net of restricted cash)	(130)	(76)
Net Cash Provided by (Used in) Financing Activities	747	(76)

Effect of Exchange Rates on Cash and Cash Equivalents	(16)	—

Net Change in Cash and Cash Equivalents	5	(582)

Cash and Cash Equivalents at Beginning of Period	443	1,129

Cash and Cash Equivalents at End of Period	$448	$547

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$187	$214
Non Cash Financing and Investing Activities:
Use of restricted securities to repay long-term debt	$13	$—

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the six months ended June 30, 2005

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2004	$7	$7,371	$19	$(7,554)	$(157)

Common Stock:
Stock plan grants	—	15	—	—	15
Shareworks plan	—	17	—	—	17
401(k) plan	—	9	—	—	9

Net Loss	—	—	—	(265)	(265)

Other Comprehensive Loss	—	—	(63)	—	(63)

Balances at June 30, 2005	$7	$7,412	$(44)	$(7,819)	$(444)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2005	2004	2005	2004

Net Loss	$(188)	$(63)	$(265)	$(210)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation gains (losses)	(35)	1	(64)	(7)
Unrealized holding losses and other arising during period	(1)	(2)	(1)	(2)
Reclassification adjustment for (gains) losses included in net income (loss)	(2)	4	2	(17)

Other Comprehensive Income (Loss), Before Tax	(38)	3	(63)	(26)

Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—	—

Other Comprehensive Income (Loss) Net of Taxes	(38)	3	(63)	(26)

Comprehensive Loss	$(226)	$(60)	$(328)	$(236)

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

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred.  Termination revenue is reported in the same manner as the original product or service provided, and amounted to $2 million and $131 million during the three and six months ended June 30, 2005, respectively, and $2 million and $13 million during the three and six months ended June 30, 2004, respectively (See Note 4).

Emerging Issues Task Force (“EITF”) Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”) establishes appropriate accounting for stripping costs incurred during the production phase and is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.  EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF No. 04-6 further defines inventory produced as mineral that has been extracted.  As a result, stripping costs related to exposed, but not extracted mineral will be expensed as incurred rather than deferred until the mineral is extracted.  The Company’s coal mining business currently defers stripping costs and amortizes these costs over the period in which the underlying coal is mined.  The Company expects to adopt EITF 04-6 beginning January 1, 2006 and the adoption is not expected to have a significant impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”, (“FIN 47”).  FIN 47 provides additional clarification as to when companies should recognize asset retirement obligations pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company expects to adopt FIN 47 effective January 1, 2006.  The adoption of FIN 47 is not expected to have a material effect on the Company’s results of operations or financial position as Level 3 recognized the discounted value of its conditional asset retirement obligations when it adopted FASB No. 143 at the beginning of 2003.

The FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets,” which is effective for Level 3 starting January 1, 2006 (“SFAS No. 153”). In the past, the Company was required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company’s financial position or results of operations as Level 3 is a party only to a limited number of non-monetary transactions and those transactions have not been material.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity or liability instruments issued. The U.S. Securities and Exchange Commission extended the effective date of SFAS No. 123R such that the Company is first required to adopt SFAS No. 123R beginning January 1, 2006 although the Company is permitted to adopt SFAS No. 123R in periods prior to this effective date.  The Company expects to adopt SFAS No. 123R beginning January 1, 2006 and the adoption is not expected to have a significant impact on the Company’s financial position or results of operations as the Company adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in 1998.

Where appropriate, items within the consolidated financial statements have been reclassified from the previous periods to conform to current period presentation.

2.  Acquisitions

On October 1, 2004, the Company acquired the wholesale dial internet access business of Sprint Communications Company, L.P. (“Sprint”).  Level 3 paid $34 million in cash to acquire the business, which provides dial-up Internet access to leading Internet service providers throughout the United States and agreed to provide discounted services to Sprint that were valued at $5 million, which was accounted for as part of the purchase price.  Level 3 and Sprint entered into a transition services agreement for the migration of customers onto the Level 3 network, which Level 3 expects to complete in the third quarter of 2005.  During the migration period, until such time as a customer contract is assumed or assigned, amounts received for services provided by Sprint are accounted for as a reduction in purchase price as opposed to revenue.  The net amount received prior to the assumption or assignment of these contracts totaled $5 million through June 30, 2005 and therefore reduced the purchase price to $29 million.  The net amount received prior to the assumption or assignment of these contracts was less than $1 million for the three and six month periods in 2005.  At June 30, 2005, all customer contracts, with the exception of one minor contract, had been assigned to Level 3 or Level 3 had entered into new contractual arrangements with the customers acquired from Sprint.  The results of operations attributable to the Sprint assets acquired and liabilities assumed are included in the consolidated financial statements from the date of assumption or assignment of contracts.

On April 1, 2004, the Company acquired the wholesale dial-up internet access customer contracts of ICG Communications, Inc. (“ICG”).  The Company agreed to pay approximately $35 million in cash to acquire the contracts and related equipment, which provide dial-up Internet access to various large customers and other leading ISPs. The purchase price was subject to post-closing adjustments, but those adjustments were not material.  Level 3 migrated the traffic from the customer contracts acquired from ICG onto its own network infrastructure and the migration was substantially complete by the end of 2004.  The results of operations attributable to the ICG assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

The following is unaudited pro-forma financial information of the Company assuming the Sprint and ICG transactions occurred at the beginning of the period presented:

	Pro-Forma
(dollars in millions, except per share data)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Revenue	$927	$1,852
Net Loss	(59)	(201)
Net Loss per Share	$(0.09)	$(0.30)

3.  Restructuring and Impairment Charges

During the three and six month periods ended June 30, 2004, the information services business recognized less than $1 million and approximately $2 million, respectively, of restructuring charges related to the ongoing integration and restructuring of Software Spectrum announced in 2003.  As of December 31, 2004, the Company had completed the workforce reductions and paid the remaining severance and employee related obligations associated with the actions announced in 2003 and 2004.

In the first quarter of 2005, the Company initiated a workforce reduction of approximately 470 employees in its North American and European communications business. As a result of the reduction, Level 3 incurred severance and related charges of approximately $15 million in the first quarter of 2005.  As of June 30, 2005, the Company had remaining obligations of less than $1 million associated with the workforce reduction.

A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount	Amount
		(in millions)	(in millions)
Balance December 31, 2003	109	$7	$12
2004 Charges	80	1	15
2004 Payments	(189)	(8)	(8)
Balance December 31, 2004	—	—	$19
2005 Charges	472	15	—
2005 Payments	(472)	(15)	(3)
Balance June 30, 2005	—	$—	$16

Non-cash impairment charges were $4 million for the second quarter of 2005 and resulted from the decision to terminate projects for certain Softswitch related products in the communications business.  The costs incurred for these projects, including capitalized operating expenses, were impaired as the carrying value of these projects exceeded their estimated fair value.

Level 3 continues to periodically conduct comprehensive reviews of the long-lived assets of its businesses, specifically communications assets deployed along its intercity network and in its gateway facilities.  It is possible that assets may be identified as impaired and additional impairment charges may be recorded to reflect the realizable value of these assets in future periods.

4.  Termination Revenue

On February 22, 2005, France Telecom Long Distance USA, LLC (“France Telecom”) and Level 3 finalized an agreement to terminate a dark fiber agreement signed in 2000. Under the terms of the agreement France Telecom returned the fiber to Level 3. Under the original IRU agreement, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $40 million of unamortized deferred revenue as non-cash termination revenue in the first quarter of 2005.

On March 1, 2005, Level 3 entered into an agreement with 360networks (USA), Inc. (“360networks”) in which both parties agreed to terminate a 20-year IRU agreement. Under the new agreement 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement, signed in 2000, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005.

5.  Loss Per Share

The Company had a loss from continuing operations for the three and six months ended June 30, 2005 and 2004.  Therefore, the dilutive effect of the approximately 417 million and 83 million shares issuable pursuant to the convertible debt securities at June 30, 2005 and 2004, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.  In addition, the dilutive effect of the approximately 59 million and 50 million options and warrants outstanding at June 30, 2005 and 2004, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per share calculations for the Level 3 common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2005	2004	2005	2004

Net Loss	$(188)	$(63)	$(265)	$(210)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Loss Per Share (in thousands)	695,533	682,629	692,888	681,302

Loss Per Share of Level 3 Common Stock:
Basic and Diluted	$(0.27)	$(0.09)	$(0.38)	$(0.31)

6.  Receivables

Receivables at June 30, 2005 and December 31, 2004 were as follows (dollars in millions):

	Communications	Information Services	Coal	Total
June 30, 2005
Accounts Receivable – Trade:
Services and Software Sales	$171	$386	$9	$566
Allowance for Doubtful Accounts	(16)	(6)	—	(22)
	$155	$380	$9	$544

December 31, 2004
Accounts Receivable – Trade:
Services and Software Sales	$138	$418	$12	$568
Allowance for Doubtful Accounts	(17)	(6)	—	(23)
	$121	$412	$12	$545

The Company recognized bad debt expense in selling, general and administrative expenses of less than $1 million and $1 million for the three and six month periods ended June 30, 2005, respectively and $2 million and $4 million for the three and six month periods ended June 30, 2004, respectively.  Level 3 received proceeds for amounts previously deemed uncollectible of less than $1 million and $1 million for the three and six months ended June 30, 2005 and less than $1 million and $1 million for the three and six months ended June 30, 2004, respectively.  The Company decreased accounts receivable and allowance for doubtful accounts by approximately $2 million and $6 million for the six months ended June 30, 2005 and 2004, respectively, for previously reserved amounts the Company deemed as uncollectible.

7.  Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $11 million and $23 million for the three and six months ended June 30, 2005, respectively.  Included in capitalized labor and related costs was less than $1 million and $1 million of capitalized non-cash compensation costs related to options and warrants for the three and six months ended June 30, 2005. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $17 million and $34 million for the three and six months ended June 30, 2004, respectively.  Included in capitalized labor and related costs was less than $1 million and $1 million of capitalized non-cash compensation costs related to options and warrants for the three and six months ended June 30, 2004, respectively.

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

Depreciation expense was $149 million and $302 million for the three and six months ended June 30, 2005, respectively.  Depreciation expense was $159 million and $323 million for the three and six months ended June 30, 2004, respectively.

8.  Goodwill and Intangibles, net

Goodwill and Intangibles, net at June 30, 2005 and December 31, 2004 were as follows (dollars in millions):

	Goodwill	Intangibles
June 30, 2005
360networks	$—	$4
Sprint	—	23
ICG	—	14
Telverse	—	19
Genuity	—	42
McLeod	41	—
Software Spectrum (including Corpsoft)	196	52
XCOM	30	—
	$267	$154

December 31, 2004
Sprint	$—	$28
ICG	—	23
Telverse	—	23
Genuity	—	55
McLeod	41	—
Software Spectrum (including Corpsoft)	202	55
XCOM	30	—
	$273	$184

In the first quarter of 2005, Level 3 purchased a customer contract from 360networks for cash and future services valued at $4 million.  The total purchase price was recorded as an intangible asset and will be amortized over the remaining four year term of the customer contract.

During the first quarter of 2005, the Company determined that $6 million of income tax obligations recorded in the original purchase price allocation for the 2002 acquisitions of CorpSoft, Inc. and Software Spectrum, Inc. were no longer required. As a result, the Company reduced the goodwill attributable to the acquisitions by $6 million in 2005.

Goodwill has been or will be assessed at least annually for impairment in accordance with SFAS No. 142, beginning with the first anniversary of the acquisition and December 31 of each year thereafter.  As of June 30, 2005, the Company has not recorded impairment expenses for the goodwill or intangible assets identified in the previous table.

Intangible asset amortization expense was $17 million and $35 million for the three and six months ended June 30, 2005, respectively.  Intangible asset amortization expense was $18 million and $33 million for the three and six months ended June 30, 2004, respectively.

The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2005-$69 million; 2006-$55 million; 2007-$26 million; 2008-$12 million and 2009-$8 million.

9.  Long-Term Debt

At June 30, 2005 and December 31, 2004, long-term debt was as follows:

(dollars in millions)	June 30, 2005	December 31, 2004

Senior Secured Term Loan (10.34% due 2011)	$730	$730
Senior Notes (9.125% due 2008)	954	954
Senior Notes (11.0% due 2008)	132	132
Senior Discount Notes (10.5% due 2008)	144	144
Senior Euro Notes (10.75% due 2008)	60	68
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Discount Notes (12.875% due 2010)	487	475
Senior Euro Notes (11.25% due 2010)	125	142
Senior Notes (11.25% due 2010)	96	96
Senior Notes (10.75% due 2011)	500	500
Convertible Senior Notes (10.0% due 2011)	880	—
Convertible Senior Notes (5.25% due 2011)	345	345
Convertible Senior Discount Notes (9.0% due 2013)	241	230
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514
Commercial Mortgage:
GMAC (due 2005)	—	117
Capital leases assumed in Genuity transaction	—	24
Other	2	4
	5,946	5,211
Less current portion	(1)	(144)
	$5,945	$5,067

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

The net proceeds from this offering were approximately $877 million after giving effect to offering expenses.  Level 3 intends to use the net proceeds from this offering for general corporate purposes, including possible acquisitions, working capital, capital expenditures, debt refinancing and debt repurchases.

On June 30, 2005, the GMAC Commercial Mortgage matured and the Company repaid the outstanding balance of $116 million with $103 million in cash and $13 million in restricted securities.

The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of June 30, 2005.

10.  Stock-Based Awards

The Company recognized in the consolidated statement of operations a total of $10 million and $21 million of non-cash compensation for the three and six months ended June 30, 2005, respectively. In addition, the Company capitalized less than $1 million and $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and six months ended June 30, 2005, respectively.

The Company recognized on the consolidated statement of operations a total of $10 million and $19 million of non-cash compensation for the three and six months ended June 30, 2004, respectively. In addition, the Company capitalized less than $1 million and $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and six months ended June 30, 2004, respectively.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2005	2004	2005	2004

Warrants	—	$—	$—	$—
OSO	4	3	9	7
C-OSO	—	—	—	1
Restricted Stock and Units	5	1	6	2
Shareworks Match Plan	(3)	1	(2)	2
401(k) Match Expense	4	5	8	9
Shareworks Grant Plan and Profit Sharing	—	—	1	(1)
	10	10	22	20
Capitalized Non-cash Compensation	—	—	(1)	(1)
	$10	$10	$21	$19

Warrants

At June 30, 2005, there were approximately 15.1 million warrants outstanding ranging in exercise prices from $4.00 to $60.06.  All of the warrants were exercisable at June 30, 2005, with a weighted average exercise price of $8.21 per warrant.

Outperform Stock Option Plan

The fair value under SFAS No. 123 for the approximately 2.1 million Outperform Stock Options (“OSOs”) awarded to participants during the six months ended June 30, 2005 was approximately $8 million using a modified Black-Scholes valuation model with a S&P 500 volatility rate of 13% over the term, a Level 3 common stock volatility rate of 55%, an expected correlation factor of 30% and a S&P 500 dividend yield of 1.99%, which resulted in a decrease in the theoretical value per option to 116% of the stock price on the date of grant, from 120% in 2004.  As of June 30, 2005, the Company had not reflected $8 million of unamortized compensation expense in its financial statements for previously granted OSOs.

As part of a comprehensive review of its long-term compensation program, the Company temporarily suspended awards of OSOs in April 2005.  During the second quarter of 2005, the Company granted participants of the plan restricted stock units.

Restricted Stock and Units

During the six months of 2005, approximately 15.9 million shares of restricted stock or restricted stock units were granted to employees and independent members of the Board of Directors. The restricted stock units and shares were granted to employees at no cost. The instruments vest over one to four year periods.  The fair value of restricted units and stock granted in 2005 was $32 million as calculated using the value of the Level 3 common stock the day prior to the grant and is being amortized over the vesting periods of the options in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As of June 30, 2005, the Company had not reflected $27 million of unamortized compensation expense in its financial statements for restricted stock instruments previously granted.

Beginning in the third quarter, the Company intends to utilize both restricted stock units and OSOs as part of its long-term compensation program.  The Company is expected to make annual grants of restricted stock units that vest ratably over four years.  In addition, the Company will continue to make quarterly OSO grants to employees.  The OSOs are expected to have similar terms as those OSOs granted in the first quarter of 2005.

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed $14,000 in 2005. The Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits.  Employees of Software Spectrum are eligible to receive matching contributions of $.50 for every dollar contributed up to 6% of eligible earnings.  The Company’s matching contribution is made with Level 3 common stock based on the closing stock price on each pay date.  Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested.  The Company’s matching contributions will be fully vested upon completion of three years of service.  The Company made matching contributions of $4 million and $8 million for the three and six months ended June 30, 2005, respectively, and $5 million and $9 million for the three and six months ended June 30, 2004, respectively, which were recorded as selling, general and administrative expenses.

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

Adjusted OIBDA, as defined by the Company, consists of income (loss) from operations before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated statements of operations and (3) any non-cash impairment costs included within restructuring and impairment expenses all as reported on the consolidated statements of operations.  The Company excludes stock-based compensation due to its adoption of the expense recognition provisions of SFAS No. 123.  Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications to evaluate performance and allocate resources.  It is also a commonly used indicator in the communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric “EBITDA”, and is not recognized under Generally Accepted Accounting Principles (“GAAP”) but is used by management to assess segment results and allocate resources.

The data presented in the following tables includes information for the three and six months ended June 30, 2005 and 2004 for all statement of operations and cash flow information presented, and as of June 30, 2005 and December 31, 2004 for all balance sheet information presented.  Information related to acquired businesses is included from their respective acquisition dates.  Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2005 presentation.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Three Months ended June 30, 2005
Revenue:
North America	$334	$320	$19	$—	$673
Europe	37	180	—	—	217
Other	—	20	—	—	20
	$371	$520	$19	$—	$910
Adjusted OIBDA:
North America	$83	$10	$7	$5
Europe	5	4	—	—
Other	—	1	—	—
	$88	$15	$7	$5
Gross Capital Expenditures:
North America	$75	$4	$1	$—	$80
Europe	8	—	—	—	8
Other	—	—	—	—	—
	$83	$4	$1	$—	$88
Depreciation and Amortization:
North America	$139	$4	$1	$—	$144
Europe	22	—	—	—	22
Other	—	—	—	—	—
	$161	$4	$1	$—	$166

Six Months ended June 30, 2005
Revenue:
North America	$809	$623	$36	$—	$1,468
Europe	72	346	—	—	418
Other	—	34	—	—	34
	$881	$1,003	$36	$—	$1,920
Adjusted OIBDA:
North America	$286	$14	$10	$3
Europe	3	7	—	—
Other	—	1	—	—
	$289	$22	$10	$3
Gross Capital Expenditures:
North America	$126	$6	$1	$—	$133
Europe	16	—	—	—	16
Other	—	—	—	—	—
	$142	$6	$1	$—	$149
Depreciation and Amortization:
North America	$283	$9	$2	$—	$294
Europe	43	—	—	—	43
Other	—	—	—	—	—
	$326	$9	$2	$—	$337

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Three Months ended June 30, 2004
Revenue:
North America	$357	$351	$24	$—	$732
Europe	34	138	—	—	172
Other	—	14	—	—	14
	$391	$503	$24	$—	$918
Adjusted OIBDA:
North America	$78	$7	$5	$(1)
Europe	1	4	—	—
Other	—	—	—	—
	$79	$11	$5	$(1)
Gross Capital Expenditures:
North America	$56	$2	$—	$—	$58
Europe	8	—	—	—	8
Other	—	—	—	—	—
	$64	$2	$—	$—	$66
Depreciation and Amortization:
North America	$146	$7	$1	$—	$154
Europe	23	—	—	—	23
Other	—	—	—	—	—
	$169	$7	$1	$—	$177

Six Months ended June 30, 2004
Revenue:
North America	$711	$642	$40	$—	$1,393
Europe	69	330	—	—	399
Other	—	25	—	—	25
	$780	$997	$40	$—	$1,817
Adjusted OIBDA:
North America	$195	$17	$7	$(2)
Europe	—	5	—	—
Other	—	—	—	—
	$195	$22	$7	$(2)
Gross Capital Expenditures:
North America	$103	$2	$—	$—	$105
Europe	13	—	—	—	13
Other	—	—	—	—	—
	$116	$2	$—	$—	$118
Depreciation and Amortization:
North America	$292	$14	$2	$—	$308
Europe	48	—	—	—	48
Other	—	—	—	—	—
	$340	$14	$2	$—	$356

Communications Revenue and Adjusted OIBDA include termination revenue of $2 million and $131 million for the three and six months ended June 30, 2005, respectively, and $2 million and $9 million for the three and six months ended June 30, 2004, respectively.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Identifiable Assets
June 30, 2005
North America	$4,866	$536	$84	$1,230	$6,716
Europe	780	158	—	59	997
Other	—	17	—	3	20
	$5,646	$711	$84	$1,292	$7,733
December 31, 2004
North America	$4,909	$600	$84	$785	$6,378
Europe	906	196	—	42	1,144
Other	—	14	—	8	22
	$5,815	$810	$84	$835	$7,544

Long-Lived Assets (excluding Goodwill)
June 30, 2005
North America	$5,058	$112	$69	$—	$5,239
Europe	745	1	—	—	746
Other	—	1	—	—	1
	$5,803	$114	$69	$—	$5,986
December 31, 2004
North America	$4,824	$119	$66	$—	$5,009
Europe	859	1	—	—	860
Other	—	—	—	—	—
	$5,683	$120	$66	$—	$5,869

Goodwill
June 30, 2005
North America	$71	$196	$—	$—	$267
Europe	—	—	—	—	—
	$71	$196	$—	$—	$267
December 31, 2004
North America	$71	$202	$—	$—	$273
Europe	—	—	—	—	—
	$71	$202	$—	$—	$273

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

The December 31, 2004 financial statements presented communications services revenue by service types; transport and infrastructure, softswitch and IP and data.

	Services			Reciprocal
(dollars in millions)	Growth	Core	Mature	Compensation	Total
Communications Revenue

Three Months Ended June 30, 2005

North America	$26	$152	$127	$29	$334
Europe	2	35	—	—	37
Other	—	—	—	—	—
	$28	$187	$127	$29	$371
Six Months Ended June 30, 2005

North America	$52	$429	$271	$57	$809
Europe	3	69	—	—	72
Other	—	—	—	—	—
	$55	$498	$271	$57	$881
Three Months Ended June 30, 2004

North America	$10	$152	$169	$26	$357
Europe	1	33	—	—	34
Other	—	—	—	—	—
	$11	$185	$169	$26	$391
Six Months Ended June 30, 2004

North America	$18	$310	$334	$49	$711
Europe	1	68	—	—	69
Other	—	—	—	—	—
	$19	$378	$334	$49	$780

Core includes termination revenue of $1 million and $130 million for the three and six months ended June 30, 2005, respectively, and $2 million and $9 million for the three and six months ended June 30, 2004, respectively.

The majority of North American revenue consists of services delivered within the United States.  The majority of European revenue consists of services delivered within the United Kingdom, but also includes France and Germany. Transoceanic revenue is allocated to Europe.

Product information for the Company’s information services segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Services Revenue
(i) Structure:
Outsourcing	$16	$16	$33	$38
Software Spectrum	—	—	—	1
	16	16	33	39
Software Sales Revenue
Software Spectrum	504	487	970	958
	$520	$503	$1,003	$997

The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the three and six months ended June 30, 2005 and 2004:

(dollars in millions)	Communications	Information Services	Coal Mining	Other

Three Months Ended June 30, 2005

Net Income (Loss)	$(205)	$8	$5	$4
Income Tax Expense	—	1	1	1
Total Other (Income) Expense	119	1	—	—
Operating Income (Loss)	(86)	10	6	5
Depreciation and Amortization Expense	161	4	1	—
Non-Cash Compensation Expense	9	1	—	—
Non-Cash Impairment Charge	4	—	—	—
Adjusted OIBDA	$88	$15	$7	$5

Six Months Ended June 30, 2005

Net Income (Loss)	$(284)	$9	$7	$3
Income Tax Expense	—	1	1	1
Total Other (Income) Expense	224	1	—	(1)
Operating Income (Loss)	(60)	11	8	3
Depreciation and Amortization Expense	326	9	2	—
Non-Cash Compensation Expense	19	2	—	—
Non-Cash Impairment Charge	4	—	—	—
Adjusted OIBDA	$289	$22	$10	$3

(dollars in millions)	Communications	Information Services	Coal Mining	Other

Three Months Ended June 30, 2004

Net Income (Loss)	$(66)	$1	$4	$(2)
Income Tax Expense	—	1	—	—
Total Other (Income) Expense	(33)	1	—	1
Operating Income (Loss)	(99)	3	4	(1)
Depreciation and Amortization Expense	169	7	1	—
Non-Cash Compensation Expense	9	1	—	—
Adjusted OIBDA	$79	$11	$5	$(1)

Six Months Ended June 30, 2004

Net Income (Loss)	$(241)	$6	$4	$21
Income Tax Expense	—	1	1	—
Total Other (Income) Expense	78	—	—	(23)
Operating Income (Loss)	(163)	7	5	(2)
Depreciation and Amortization Expense	340	14	2	—
Non-Cash Compensation Expense	18	1	—	—
Adjusted OIBDA	$195	$22	$7	$(2)

12.  Related Party Transactions

Level 3 receives certain mine management services from Peter Kiewit Sons’, Inc.  The expense for these services was $3 million and $4 million for the three and six months ended June 30, 2005, respectively, and is recorded in selling, general and administrative expenses. The expense for these services was $2 million and $3 million for the three and six months ended June 30, 2004.  As of June 30, 2005, the Company owed approximately $3 million for the second quarter mine management services.

13.  Other Matters

At the Company’s Annual Meeting on May 17, 2005, the Company’s stockholders approved an amendment of the Company’s amended and restated Certificate of Incorporation to remove the provisions relating to the Class R Convertible Common Stock.

On May 13, 2005, Technology Spectrum, Inc., a wholly owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission to enable the sale of its common stock to the public in an initial public offering.  Technology Spectrum, Inc. is the principal holding company for Level 3’s information services business.  This registration statement has not yet become effective.

On November 19, 2002, Gary Haegele commenced a stockholder’s derivative suit on behalf of the Company in the District Court of Colorado for the City and County of Broomfield entitled Haegele v. Scott, et al., (Index No. 02-CV-0196) (the “Complaint”). The action is brought against the Company as a nominal defendant and against the directors of the Company, a former director of the Company and Peter Kiewit Sons’, Inc. (“PKS”). The Complaint alleges that the director defendants, aided and abetted by PKS, breached their fiduciary duties to the Company in connection with several transactions between the Company and PKS including contracts under which PKS constructed the Company’s fiber optic cable network and manages the Company’s mine properties. The Complaint also alleges that in building the fiber optic cable network, the defendants caused the Company to violate the property rights of landowners, thereby subjecting the Company to substantial potential liability. In addition, the Complaint alleges that Company assets were transferred to its officers and directors in the form of personal loans, excessive salaries and the payment of personal expenses. The action seeks both equitable and legal relief, including restitution, compensatory and punitive damages of an unspecified amount, imposition of a constructive trust, disgorgement and injunctive relief. The defendants filed a motion to dismiss, which was denied by the court in early October 2003. Subsequently, the Board of Directors of the Company appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of the Company. On August 2, 2004, the Special Litigation Committee delivered its report in which it concluded that it is not in the best interests of either the Company or its stockholders to pursue any of the claims the plaintiff asserted in the Complaint. The Company has filed a motion to dismiss the Complaint based on the recommendation of the Special Litigation Committee. The disposition of this motion is currently pending. The Company also filed a second motion to dismiss for lack of subject matter jurisdiction.  The disposition of this motion is currently pending.  In July 2005, the parties began to discuss the dismissal of the lawsuit in full with each side to the litigation to bear their own costs and expenses.  No compensation in any form will pass directly or indirectly from the Company or any of the defendants to the plaintiff or plaintiff's attorneys.  The parties are currently documenting this agreement and expect to have it submitted to the court shortly.

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

In September 2003, a petition for appeal was granted which sought reversal of the Smith Court’s decision to preliminarily approve the settlement and certify a nationwide class for settlement purposes. On October 19, 2004, the Seventh Circuit Court of Appeals issued a 2-1 decision vacating the nationwide certification which was a necessary element of the nationwide settlement. The Court also vacated the injunction against competing class actions and remanded the case to the district court for further proceedings.  Level 3 and the other defendants in Smith filed a Petition for Certiorari with the United States Supreme Court seeking review of the decision of the Seventh Circuit Court of Appeals.  On June 20, 2005, the United States Supreme Court denied the Petition for Certiorari.

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

It is customary in Level 3’s industries to use various financial instruments in the normal course of business.  These instruments include items such as letters of credit.  Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions.  As of June 30, 2005, Level 3 had outstanding letters of credit of approximately $19 million which are collateralized by restricted cash and securities.

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

Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2005 and 2004 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$336	$615	$(41)	$910
Costs and Expenses:
Cost of Revenue	—	—	141	485	(38)	588
Depreciation and Amortization	—	—	108	58	—	166
Selling, General and Administrative	2	—	158	60	(3)	217
Restructuring and Impairment Charges	—	—	4	—	—	4
Total Costs and Expenses	2	—	411	603	(41)	975
Operating Income (Loss)	(2)	—	(75)	12	—	(65)

Other Income (Loss), net:
Interest Income	6	—	2	2	—	10
Interest Expense	(102)	(32)	(1)	(4)	—	(139)
Interest Income (Expense) Affiliates, net	201	127	(328)	—	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(292)	(387)	(1)	—	680	—
Other Income (Expense)	1	—	7	1	—	9
Other Income (Loss)	(186)	(292)	(321)	(1)	680	(120)
Income (Loss) Before Income Taxes	(188)	(292)	(396)	11	680	(185)

Income Tax Expense	—	—	—	(3)	—	(3)
Net Income (Loss)	$(188)	$(292)	$(396)	$8	$680	$(188)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$813	$1,187	$(80)	$1,920
Costs and Expenses:
Cost of Revenue	—	—	286	946	(73)	1,159
Depreciation and Amortization	—	—	226	111	—	337
Selling, General and Administrative	4	—	319	127	(7)	443
Restructuring and Impairment Charges	—	—	15	4	—	19
Total Costs and Expenses	4	—	846	1,188	(80)	1,958
Operating Loss	(4)	—	(33)	(1)	—	(38)

Other Income (Loss), net:
Interest Income	6	—	5	3	—	14
Interest Expense	(183)	(64)	(1)	(5)	—	(253)
Interest Income (Expense) Affiliates, net	401	255	(661)	5	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(487)	(678)	(2)	—	1,167	—
Other Income (Expense)	2	—	9	4	—	15
Other Income (Loss)	(261)	(487)	(650)	7	1,167	(224)
Income (Loss) Before Income Taxes	(265)	(487)	(683)	6	1,167	(262)

Income Tax Expense	—	—	—	(3)	—	(3)
Net Income (Loss)	$(265)	$(487)	$(683)	$3	$1,167	$(265)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2004

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$348	$623	$(53)	$918
Costs and Expenses:
Cost of Revenue	—	—	163	477	(49)	591
Depreciation and Amortization	—	—	99	78	—	177
Selling, General and Administrative	—	—	176	71	(4)	243
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	—	—	438	626	(53)	1,011

Operating Loss	—	—	(90)	(3)	—	(93)
Other Income (Loss), net:
Interest Income	—	—	3	—	—	3
Interest Expense	(103)	(14)	(1)	—	—	(118)
Interest Income (Expense) Affiliates, net	207	96	(304)	1	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(168)	(250)	(6)	—	424	—
Other Income (Expense)	1	—	149	(4)	—	146
Other Income (Loss)	(63)	(168)	(159)	(3)	424	31
Income (Loss) Before Income Taxes	(63)	(168)	(249)	(6)	424	(62)

Income Tax Expense	—	—	—	(1)	—	(1)
Net Income (Loss)	$(63)	$(168)	$(249)	$(7)	$424	$(63)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2004

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$691	$1,232	$(106)	$1,817
Costs and Expenses:
Cost of Revenue	—	—	290	941	(97)	1,134
Depreciation and Amortization	—	—	191	165	—	356
Selling, General and Administrative	6	—	347	134	(9)	478
Restructuring Charges	—	—	—	2	—	2
Total Costs and Expenses	6	—	828	1,242	(106)	1,970

Operating Loss	(6)	—	(137)	(10)	—	(153)
Other Income (Loss), net:
Interest Income	—	—	5	1	—	6
Interest Expense	(205)	(28)	(10)	(2)	—	(245)
Interest Income (Expense) Affiliates, net	427	184	(606)	(5)	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(427)	(583)	(10)	—	1,020	—
Other Income (Expense)	1	—	152	31	—	184
Other Income (Loss)	(204)	(427)	(469)	25	1,020	(55)
Income (Loss) Before Income Taxes	(210)	(427)	(606)	15	1,020	(208)

Income Tax Expense	—	—	—	(2)	—	(2)
Net Income (Loss)	$(210)	$(427)	$(606)	$13	$1,020	$(210)

Condensed Consolidating Balance Sheets as of June 30, 2005 and December 31, 2004 follow:

Condensed Consolidating Balance Sheets

June 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$111	$12	$175	$150	$—	$448
Marketable securities	139	—	190	—	—	329
Restricted cash and securities	—	3	16	8	—	27
Accounts receivable, net	—	—	133	411	—	544
Due from (to) affiliates	9,587	4,302	(13,821)	(68)	—	—
Other	20	4	44	64	—	132
Total Current Assets	9,857	4,321	(13,263)	565	—	1,480
Property, Plant and Equipment, net	—	—	3,060	2,098	—	5,158
Marketable Securities	506	—	—	—	—	506
Restricted Cash and Securities	16	—	—	54	—	70
Intangibles, net and Goodwill	—	—	113	308	—	421
Investment in Subsidiaries	(6,012)	(10,623)	(1)	—	16,636	—
Other Assets, net	49	22	14	13	—	98
Total Assets	$4,416	$(6,280)	$(10,077)	$3,038	$16,636	$7,733

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$141	$437	$—	$578
Current portion of long-term debt	—	—	—	1	—	1
Accrued payroll and employee benefits	—	—	34	23	—	57
Accrued interest	90	17	—	—	—	107
Deferred revenue	—	—	134	48	—	182
Other	1	—	53	61	—	115
Total Current Liabilities	91	17	362	570	—	1,040
Long-Term Debt, less current portion	4,715	1,230	—	—	—	5,945
Deferred Revenue	—	—	613	118	—	731
Other Liabilities	54	1	194	212	—	461
Stockholders’ Equity (Deficit)	(444)	(7,528)	(11,246)	2,138	16,636	(444)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,416	$(6,280)	$(10,077)	$3,038	$16,636	$7,733

Condensed Consolidating Balance Sheets

December 31, 2004

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$3	$17	$245	$178	$—	$443
Marketable securities	—	—	225	—	—	225
Restricted cash and securities	—	6	14	28	—	48
Accounts receivable, net	—	—	113	432	—	545
Due from (to) affiliates	9,169	4,100	(13,293)	24	—	—
Other	13	4	26	98	—	141
Total Current Assets	9,185	4,127	(12,670)	760	—	1,402
Property, Plant and Equipment, net	—	—	3,271	2,137	—	5,408
Marketable Securities	—	—	114	—	—	114
Restricted Cash and Securities	16	—	—	51	—	67
Intangibles, net and Goodwill	—	—	136	321	—	457
Investment in Subsidiaries	(5,457)	(10,190)	1	—	15,646	—
Other Assets, net	43	24	17	12	—	96
Total Assets	$3,787	$(6,039)	$(9,131)	$3,281	$15,646	$7,544

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$120	$494	$—	$614
Current portion of long-term debt	—	—	26	118	—	144
Accrued payroll and employee benefits	—	—	53	29	—	82
Accrued interest	52	17	3	1	—	73
Deferred revenue	—	—	172	83	—	255
Other	1	—	61	72	—	134
Total Current Liabilities	53	17	435	797	—	1,302
Long-Term Debt, less current portion	3,836	1,230	—	1	—	5,067
Deferred Revenue	—	—	707	133	—	840
Other Liabilities	55	1	198	238	—	492
Stockholders’ Equity (Deficit)	(157)	(7,287)	(10,471)	2,112	15,646	(157)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,787	$(6,039)	$(9,131)	$3,281	$15,646	$7,544

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2005 and 2004 follow:

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(118)	$(62)	$56	$47	$—	$(77)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	150	—	—	150
Purchases of marketable securities	(648)	—	—	—	—	(648)
Decrease (increase) in restricted cash and securities, net	—	3	(2)	—	—	1
Capital expenditures, net	—	—	(70)	(76)	—	(146)
Investments and acquisitions	(10)	—	—	—	—	(10)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	2	—	4
Net Cash Provided by (Used in) Investing Activities	(658)	3	80	(74)	—	(649)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	877	—	—	—	—	877
Payments on long-term debt, including current portion (net of restricted cash)	—	—	(25)	(105)	—	(130)
Increase (decrease) due from affiliates, net	8	54	(171)	109	—	—
Net Cash Provided by (Used in) Financing Activities	885	54	(196)	4	—	747

Effect of Exchange Rates on Cash	(1)	—	(10)	(5)	—	(16)
Net Change in Cash and Cash Equivalents	108	(5)	(70)	(28)	—	5

Cash and Cash Equivalents at Beginning of Period	3	17	245	178	—	443
Cash and Cash Equivalents at End of Period	$111	$12	$175	$150	$—	$448

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2004

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(202)	$—	$17	$148	$—	$(37)

Cash Flows from Investing Activities:
Purchases of marketable securities	—	—	(410)	—	—	(410)
Proceeds from sale of marketable securities	—	—	—	41	—	41
Decrease (increase) in restricted cash and securities, net	7	21	(7)	—	—	21
Capital expenditures, net	—	—	(74)	(38)	—	(112)
Investments and acquisitions	—	—	(25)	—	—	(25)
Proceeds from sale of property, plant and equipment, and other assets	—	—	7	9	—	16
Net Cash Provided by (Used in) Investing Activities	7	21	(509)	12	—	(469)

Cash Flows from Financing Activities:
Payments on long-term debt, including current portion	—	—	(74)	(2)	—	(76)
Increase (decrease) due from affiliates, net	195	(21)	378	(552)	—	—
Net Cash Provided by (Used in) Financing Activities	195	(21)	304	(554)	—	(76)

Effect of Exchange Rates on Cash	—	—	(3)	3	—	—
Net Change in Cash and Cash Equivalents	—	—	(191)	(391)	—	(582)

Cash and Cash Equivalents at Beginning of Period	1	15	582	531	—	1,129
Cash and Cash Equivalents at End of Period	$1	$15	$391	$140	$—	$547

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

Communication Services

The Company is a facilities-based provider of a broad range of integrated communications services including voice, private line, wavelengths, colocation, Internet access, managed modem, data services and dark fiber. Revenue for communications services is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of up to 20 years. In these situations, Level 3 will defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract.

The Company segregates its communication services into three separate groups with each being in a different phase of the product life cycle, incorporating different marketing and distribution strategies and different contributions to the Company’s profitability. Growth services include both wholesale and consumer oriented voice services and IP-VPN services. The Company’s core services consist of transport & infrastructure and IP & data products. Level 3 also provides managed modem and DSL services to customers which are deemed to be mature services by the Company.

Management of Level 3 believes that growth in recurring revenue is critical to the long-term success of the communications business. The Company believes it must continue to increase revenue from its core services in the transport and IP business units, as well as from the new growth services including VoIP and IP-VPN services. At the same time, the Company believes it must continue to effectively manage the positive cash flows from its mature managed modem services.

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

The Company’s IP-VPN services permit businesses to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and Frame Relay offerings. IP-VPN services also permit customers to prioritize network application traffic so that high priority applications such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

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

The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company’s IP and data services. Revenue growth in this area is dependent on continued increases in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The Company continues to experience price compression for its IP and data services. Current high levels of available capacity and the numerous companies competing in this market have resulted in a very competitive pricing environment.

The Company experienced price compression in the 25% - 45% range for transport and IP services in 2004. Level 3 believes that industry-wide, excess network inventory has been significantly reduced.  The Company continued to see pricing pressure in the first half of 2005 for those customers that require simple, low quality, point-to-point services, as competitors aggressively pursued this business.  However, Level 3 is seeing some indication that competitors are less willing to discount these services if it requires investment in incremental capacity to meet the customer’s requirements.  Therefore, the amount of new capacity added may not be sufficient to meet future demand.

For those customers that provide high quality content or require complex regional or national solutions, Level 3 is beginning to see some early indications that price compression is starting to moderate, but it is far too early to draw conclusions.  Level 3 intends to remain disciplined in its approach to pricing for its transport and IP services.  The Company does not intend to pursue volume at the expense of profitability.

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

The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. This trend is expected to result in declines in managed modem revenue in the future.  The Company recognized $488 million and $210 million of managed modem revenue in fiscal 2004 and for the six months ended June 30, 2005, respectively. These declines may be mitigated in the mid to longer term by growth in IP-based services offered by the Company that address the market shift to higher speed broadband services. Level 3 believes that the low cost structure of its network will enable it to aggressively compete for new business in the IP-based market.

The exclusivity provisions in the contract with the Company’s primary DSL customer expired at the end of the first quarter of 2005. The customer substantially completed the migration of its existing DSL subscribers to its own network during the second quarter of 2005.  Since the customer did not fully complete the migration by June 30, 2005, Level 3 will receive additional compensation in the third quarter of 2005.  The Company recognized $112 million of DSL revenue attributable to this customer in 2004, and $54 million for the six months ended June 30, 2005 and is expecting DSL revenue to decline significantly through the remainder of 2005.

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

In the second quarter of 2005, Level 3 agreed to deploy the latest generation of optical equipment developed by Infinera Corporation.  Level 3 believes that the equipment will allow the Company to optimize the amount of traffic it carries over the network and lower the cost of providing services.

The Company is focusing its attention on 1) growing revenue through existing core services, existing growth services and new service development efforts, 2) continuing to show improvements in Adjusted OIBDA as a percentage of revenue, 3) managing working capital and 4) making certain its capital expenditures are made primarily for activities that directly generate revenue. The anticipated change in the composition of the Company’s revenue will require the Company to carefully manage operating expenses and concentrate its capital expenditures on those technologies and assets that will enable the Company to further develop its growth services and replace the decline in revenue and earnings from mature services.

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

Microsoft has recently notified Software Spectrum of proposed changes to Microsoft’s sales agency program which, once finalized by Microsoft, will take effect for customer contracts entered into after January 1, 2006. All contracts completed prior to January 1, 2006, will be grandfathered under the existing sales agency program. Under the proposed revised program for agency type sales as currently drafted, the number of performance metrics against which Software Spectrum is measured and the standard of performance on those metrics are expected to increase. The Company expects, based on a preliminary evaluation of Microsoft's proposed program changes, that the program changes will not have a significant affect on the Company's results of operation or financial position in 2006.  However, since Microsoft has yet to finalize the proposed changes, the Company is not able to definitively determine the effects of Microsoft’s proposed changes on the Company's results of operations and financial position after January 1, 2006.

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

Results of Operations 2005 vs. 2004

Revenue for the periods ended June 30, is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Communications	$371	$391	$881	$780
Information Services	520	503	1,003	997
Coal Mining	19	24	36	40
	$910	$918	$1,920	$1,817

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Services:
Growth Services	$28	$11	$55	$19
Core Services	187	185	498	378
Mature Services	127	169	271	334
Total Services Revenue	342	365	824	731
Reciprocal Compensation	29	26	57	49
Total Communications Revenue	$371	$391	$881	$780

Growth services revenue for the three months ended June 30, 2005 is comprised of $25 million for voice services and $3 million for IP-VPN services versus $9 million for voice services and $2 million for IP-VPN services in the same period in 2004.  For the six months ending June 30, 2005, growth services revenue was comprised of $51 million of voice revenue and $4 million of IP-VPN revenue compared to $17 million and $2 million for voice and IP-VPN services, respectively, for the corresponding period in 2004.  The increase in IP-VPN revenue is attributable to several contracts that were awarded late in 2004 and the beginning of 2005 for which services are now being provided.  Voice revenue improved as a result of the increased market acceptance of the new services introduced in 2003 and 2004, particularly the wholesale services which include voice termination, local inbound and enhanced local services. Voice termination revenue increased significantly in 2005; however the Company’s largest voice termination revenue customer significantly decreased the amount of traffic on Level 3’s network during the second quarter of 2005.  As a result, growth in voice termination revenue will be mitigated until Level 3 signs new customer contracts, increases traffic with existing customers or the significant customer increases traffic on the Level 3 network.  The Company expects revenue from its other voice services to continue to increase in future periods as a result of the future service introductions, the timing of our customers’ rollout of VoIP services, and the acceptance of VoIP technology by businesses and consumers.

Revenue attributable to the Company’s core services for the three months ended June 30, 2005 is comprised of $123 million of transport and infrastructure revenue and $64 million of IP and data revenue.  Revenue for the corresponding period in 2004 was $118 million and $67 million for transport and infrastructure and IP and data, respectively.  Revenue attributable to the transport and infrastructure business increased as a result of higher demand for colocation and wavelength services.   Colocation revenue increased in 2005 as a result of

higher utilization rates in certain of the Company’s facilities and stabilization of pricing.  The increase in wavelength revenue is primarily attributable to the contract purchased from 360networks in the first quarter of 2005, new agreements with France Telecom and additional services provided to new and existing customers.   The increases in transport and infrastructure revenue were partially offset by lower amortized dark fiber and operations and maintenance revenue resulting from the settlement agreements reached with France Telecom and 360networks in 2005 and McLeodUSA in the fourth quarter of 2004.

The Company expects colocation revenue to remain above 2004 levels as there is strong demand for data center space in large markets and utilization of the Company’s existing colocation space has increased in the first six months of 2005.

In addition to transport and infrastructure, the Company’s core services also include IP & Data services.   Revenue attributable to these services in the second quarter of 2005 declined 4% from the same period in 2004.  The decline in this revenue is primarily attributable to a decline in revenue for wholesale Internet access.  Although demand for IP and data services is increasing, price declines more than offset revenues relating to the increase in volume.

For the six months ending June 30, 2005, revenue attributable to the Company’s core services was comprised of $371 million for transport and infrastructure and $127 million for IP and data.  For the same period in 2004, revenue was $240 million and $138 million for transport and infrastructure services and IP and data services, respectively.  Transport and infrastructure revenue increased significantly from the same period in 2004 primarily as a result of the recognition of $130 million of termination revenue in 2005 versus $9 million in 2004. The termination revenue in 2005 is primarily attributable to agreements reached with France Telecom and 360networks relating to the termination of existing dark fiber lease agreements with those customers described below.

On February 22, 2005, France Telecom and Level 3 finalized an agreement to terminate a dark fiber agreement signed in 2000. Under the terms of the agreement France Telecom returned the fiber to Level 3.  Under the original IRU agreement, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $40 million of unamortized deferred revenue as non-cash termination revenue in the first quarter of 2005.

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

Excluding termination revenue, transport & infrastructure revenue for the six months ended June 30, 2005 increased 5% from the corresponding period in 2004 due to an increase in colocation and wavelength revenue previously disclosed.

The Company expects to recognize termination revenue in the future if customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but does not currently expect to recognize significant termination revenue for the remainder of 2005.

IP and data revenue for the six months ended June 30, 2005 declined from the same period in 2004 for the same reasons described above.

Revenue attributable to the Company’s mature services was comprised of managed modem revenue of $103 million and DSL revenue of $24 million for the three months ending June 30, 2005.  Revenue attributable to these two services was $136 and $33 million, respectively, for the three months ended

June 30, 2004.  For the six months ended June 30, 2005, managed modem and DSL revenue was $210 million and $61 million, respectively, compared to $270 million and $64 million for the six months ended June 30, 2004.  In 2004, Level 3’s largest managed modem customer, America Online, informed the Company that it would reduce its overall purchases of fixed service ports for its U.S. dial-up network. America Online reduced the number of ports it purchased from Level 3 by approximately 30% in 2004. In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions which had the effect of lowering revenue.  Partially offsetting the price declines was an increase in managed modem usage revenue attributable to the acquisitions of certain ICG and Sprint customer contracts at the beginning of the second and fourth quarters of 2004, respectively.

As a result of concessions to America Online in early 2004, the market-pricing provisions of these contracts are not expected to be enforced until at least the second half of 2005 for a portion of the ports and January 2006 for the remaining ports. The contract with America Online continues to contain pricing provisions whereby Level 3 is obligated to provide America Online a reduced price per port rate if Level 3 offers a third party better pricing for a lower volume of comparable services. The Company expects, excluding the effects of acquisitions, managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and pricing concessions under existing contracts.

The Company’s DSL aggregation services are primarily provided to a customer on an exclusive basis in certain markets, which exclusivity expired at the end of the first quarter of 2005.  The customer began limited migration of its customers off of the Level 3 network during the first quarter of 2005 and was substantially complete by the end of the second quarter of this year. For the three and six months ending June 30, 2005, DSL revenue attributable to this customer represented 83% and 88%, respectively, of the total DSL revenue recognized in the period. These migration activities resulted in the decrease in DSL revenue for the three and six months ended June 30, 2005 compared to the same periods in 2004.  The Company expects DSL revenue to decrease significantly in the second half of 2005 as the Company expects its primary DSL aggregation customer to discontinue purchasing services by the end of the third quarter of 2005.

Reciprocal compensation revenue increased to $29 million and $57 million for the three and six months ended June 30, 2005 from $26 million and $49 million for the corresponding periods in 2004. This increase is primarily attributable to new or amended agreements reached with BellSouth and Verizon Communications in the second and third quarters of 2004, respectively, and SBC Communications in the first quarter of 2005.  These agreements establish intercarrier rate structures to terminate local, ISP bound traffic through 2006 and 2007.

In October 2004, the FCC approved certain aspects of a forbearance petition filed by Core Communications in July 2003. Specifically, the FCC lifted ISP-bound traffic growth caps and new market exclusion. The FCC rate cap of $.0007 per minute did not change in this order. Certain of the Company’s interconnection agreements contain language that supersedes this order.

Certain ISP-bound traffic that is terminated on the Level 3 network is expected to be subject to the FCC’s ISP Remand Order, which has been pending at the FCC for two years. The FCC has indicated that it will rule on the ISP Remand Order in the future. The ruling is expected to address, among other things, the FCC’s basis for asserting jurisdiction over ISP-bound traffic.

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

Information services revenue increased for the three months ended June 30, 2005 from 2004 primarily as a result of increased sales for Software Spectrum. The software reseller industry is seasonal, with revenue and Adjusted OIBDA typically being higher in the second and fourth quarters of the Company’s fiscal year.

Revenue for Software Spectrum increased to $504 million for the three months ended June 30, 2005 from $487 million for the three months ended June 30, 2004.  The increase in revenue for Software Spectrum is primarily due to higher sales to the mid-market business segment in 2005.  Software Spectrum has increased its sales efforts to target this segment of the market.  Software Spectrum defines the mid-market segment as comprised of businesses with fewer than 2,500 desktops.  The increase in mid-market sales was partially offset by a decline in revenue due to an increase in sales under Microsoft’s 6.0 licensing program.  Software Spectrum began experiencing an increase in sales under Microsoft’s 6.0 licensing program and similar programs offered by other suppliers in 2003. Under these programs, new enterprise-wide licensing arrangements are priced, billed and collected directly by the software publishers. Software Spectrum continues to provide sales and support services related to these transactions and earns a service fee directly from publishers for these activities. The Company recognizes the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $22 million and $18 million of revenue attributable to these types of contracts in the second quarter of 2005 and 2004, respectively. The estimated selling price of the software sold under these agreements was $379 million and $338 million for the corresponding periods.

If Microsoft and the other suppliers are successful in implementing agency licensing programs, it will result in a significant decline in the amount of information services revenue recognized by the Company. The decline in revenue is not expected to have a meaningful effect on operating income (loss), as the Company should experience a corresponding decline in cost of revenue.

Revenue attributable to (i)Structure’s business for the second quarter of 2005 was consistent with revenue for the second quarter of 2004 at $16 million.  Revenue from new services provided was offset by continued price compression in the mainframe outsourcing business.

Information services revenue for the six months ended June 30, 2005 was comprised of $970 million from Software Spectrum and $33 million attributable to (i)Structure.   For the six months ended June 30, 2004 revenue for Software Spectrum and (i)Structure was $959 million and $38 million, respectively.  The increase in Software Spectrum revenue in 2005 is due to the same factors that were described earlier for the three-month periods ending June 30, 2005 and 2004.   The decrease in (i)Structure revenue was attributable to two customers terminating their outsourcing contracts and as a result, (i)Structure recognized $4 million of termination revenue in the first quarter of 2004.

Coal mining revenue decreased to $19 million in the second quarter of 2005 from $24 million in the second quarter of 2004. Revenue was $36 million for the six months ended June 30, 2005 compared to $40 million for the same period in 2004. The decline in revenue for 2005 is attributable to a significant reduction in coal required to be purchased in 2005 under a contract with Detroit Edison from 2004 levels.  The Company has signed new agreements with Detroit Edison, but with lower tonnage requirements and lower prices.

Cost of Revenue for the communications business, as a percentage of revenue was 30% for both of the three month periods ended June 30, 2005 and 2004. Cost of revenue declined in 2005 as a result of the migration of ICG, KMC and Allegiance traffic to the Level 3 network in the second half of 2004 and first half of 2005, and the incremental costs incurred in the second quarter of 2004 for the completion of the Genuity migration.  The decrease in cost of revenue was offset by the decline in higher margin managed modem and DSL revenue and increased sales for certain voice services, for which margins are lower.

For the six months ended June 30, 2005 and 2004, the cost of revenue for the communications business, as a percentage of revenue was 26% for both periods.  An increase in termination revenue, with no corresponding cost of revenue, in 2005 to $131 million from $9 million in 2004 positively affected the percentage in 2005.  Excluding termination revenue in 2005, the cost of revenue, as a percentage of revenue, would have been 30%.   The exclusion of termination revenue in 2004 had little effect on the percentage.  As described above, the change in the revenue mix from high margin mature services to low margin growth services, combined with the additional costs of the ICG, KMC, Allegiance transactions completed in the second quarter of 2004 and the Sprint transaction completed in the fourth quarter of 2004, increased cost of revenue as a percentage of revenue in 2005.

As the Company’s revenue mix changes to a higher percentage of voice revenue and a lower percentage of managed modem and DSL revenue, the cost of revenue, as a percentage of revenue, will increase due to the lower margin earned on certain of the Company’s voice services.

The cost of revenue for the information services businesses, as a percentage of revenue, improved slightly to 90.2% for the second quarter of 2005 from 90.5% for the second quarter of 2004. This decrease was primarily attributable to an increase in sales under new licensing programs implemented by software publishers for which the cost of revenue is minimal. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results. For the three months ended June 30, 2005 and 2004, Software Spectrum earned approximately $10 million and $12 million, respectively, in rebates which reduced cost of revenue. Software Spectrum does not earn rebates from Microsoft on agency program sales. As a result, as agency program sales increase, the amount of rebates earned is expected to be below that earned in 2004. This decline is partially offset, by Software Spectrum earning, in general, higher margins on Microsoft agency sales than on Microsoft non-agency sales.

The cost of revenue, as a percentage of revenue, for the six months ended June 30, 2005 increased to 90.8% from 90.7% for the same period in 2004.  Included in the 2004 results was $4 million of termination revenue attributable to the outsourcing business.  This termination revenue had no corresponding cost of revenue.  The decline in termination revenue in 2005 was offset by higher agency sales. Software Spectrum earned $19 million and $22 million in rebates for the six months ended June 30, 2005 and 2004, respectively.

Cost of revenue, as a percentage of revenue, for the coal mining business decreased for the three and six months ending June 30, 2005 compared to the same periods in 2004 primarily as a result of the favorable resolution of certain production tax issues.  The resolution of these issues resulted in a $5 million decrease in the cost of revenue for the mining business in the second quarter of 2005.

Depreciation and Amortization expenses for the quarter were $166 million for the second quarter of 2005, a 6% decrease from the depreciation and amortization expenses of $177 million in the second quarter of 2004. The decrease is primarily attributable to shorter-lived communications assets that were placed in service in prior years becoming fully depreciated during 2004. In addition, the McLeod intangible assets were fully amortized during the third quarter of 2004. These decreases were partially offset by the amortization expense attributable to the intangible assets acquired in the Sprint acquisition completed in the fourth quarter of 2004.

Depreciation and amortization expenses for the six months ending June 30, 2005 and 2004 were $337 million and $356 million, respectively.  This decrease is mainly attributable to shorter-lived assets becoming fully depreciated in the prior year.  Amortization expense for the six months ended June 30, 2005 was consistent with amortization expense for the same period in 2004.

Selling, General and Administrative expenses were $217 million in the three months ended June 30, 2005, an 11% decrease from selling, general and administrative expenses in the same period of 2004.  This decrease is primarily attributable to lower compensation and employee related costs resulting from the workforce reduction for the communications business which occurred in the first quarter of 2005.  Specifically, declines in base compensation, bonus, travel, recruiting and facilities expenses all contributed to the decrease in selling, general and administrative expenses in 2005.

Selling, general and administrative expenses for the Company’s information services business in 2005 did not fluctuate significantly from 2004 expenses.

Selling, general and administrative expenses attributable to the Company’s other businesses also declined in the second quarter of 2005 as a result of the favorable settlement of an obligation to provide insurance for employees of the Company’s former packaging business and the receipt of insurance proceeds reimbursing the Company for payments made to settle legacy environmental litigation.  These items contributed to a $6 million decline in selling, general and administrative expenses.  The Company does not expect to realize cost reductions of this magnitude in the future for these businesses.

Included in operating expenses for both the second quarter of 2005 and 2004, were $10 million of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. In the second quarter of 2005, the Company increased the value of stock based compensation distributed to employees, and recognized additional non-cash compensation expense in the quarter for these grants.  This increase in non-cash compensation expense was offset by the reversal of expense in Europe attributable to certain discontinued equity compensation programs.

For the six months ended June 30, 2005, selling, general and administrative expenses declined by approximately 7% compared to the same period in 2004.  The decline is attributable to the factors described above.

The Company expects 2005 selling, general and administrative expenses to remain below 2004 levels as the Company realizes the cost savings from the workforce reduction that occurred in the first quarter of 2005 and ongoing non-workforce related cost containment efforts.

Restructuring and Impairment Charges were $4 million and $19 million for the three and six months ended June 30, 2005, respectively, and less than $1 million and $2 million for the three and six months ended June 30, 2004, respectively.  During the first quarter of 2005, the Company recognized $15 million related to the workforce reductions of the communications business in North America and Europe.   The employees affected by this workforce reduction provided support functions or worked directly on mature services.  As of June 30, 2005, the Company had less than $1 million of remaining obligations attributable to the 2005 restructuring activities.  For the three and six months ended June 30, 2004, the Company recognized restructuring charges of less than $1 million and $2 million, respectively, for the ongoing restructuring activities of Software Spectrum.

Non-cash impairment charges were $4 million for the second quarter of 2005 and resulted from the decision to terminate projects for certain Softswitch related products in the communications business.  The costs incurred for these projects, including capitalized operating expenses, were impaired as the carrying value of these projects exceeded their estimated fair value.

Adjusted OIBDA, is defined by the Company as operating income (loss) from the consolidated statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense on the consolidated statements of operations, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. Adjusted OIBDA excludes interest expense and income tax expense and other gains/losses not included in operating income. Excluding these items eliminates the expenses associated with the Company’s capitalization and tax structures. Note 11 of the consolidated financial statements provides a reconciliation of Adjusted OIBDA for each of the Company’s operating segments.

Adjusted OIBDA for the communications business increased to $88 million in the second quarter of 2005 from $79 million for the same period in 2004.  The increase in 2005 is primarily attributable to the declines in cost of revenue and selling, general and administrative expenses partially offset by a decline in communications revenue.

For the six months ended June 30, 2005, Adjusted OIBDA for the communications business was $289 million compared to $195 million in the same period of 2004.  This difference was predominately due to an increase in termination revenue and a decline in selling, general and administrative expenses in 2005.  Partially offsetting these items was a change in the revenue mix from high margin mature services to lower margin growth services, combined with the additional network costs of the ICG, KMC, Allegiance transactions completed in the second quarter of 2004 and the Sprint transaction completed in the fourth quarter of 2004.

The operations of the information services business resulted in Adjusted OIBDA of $15 million for the three months ended June 30, 2005 versus $11 million for the same period in 2004.  This increase is due to higher sales and gross margin for Software Spectrum in 2005.

Adjusted OIBDA for the information services business was $22 million for the six months ended June 30, 2005 which remained unchanged from the same period in 2004.  The increase in Software Spectrum sales and gross margin in 2005 was offset by the lack of termination revenue attributable to the outsourcing business that took place in 2004.  In the first quarter of 2004, (i)Structure recognized $4 million of revenue as two customers terminated their contracts.

Adjusted OIBDA for the Company’s coal and other businesses for the three and six months ended June 30, 2005 was $12 million and $13 million, respectively.  In 2004, Adjusted OIBDA was $4 million and $5 million for the corresponding periods. The increase in both 2005 periods is attributable to the favorable resolution of certain production tax issues which resulted in a $5 million decrease in the cost of revenue for the mining business in the second quarter of 2005, and the $6 million benefit contributing to the lower selling, general and administrative expenses of the Company’s other businesses.  The reduction in expenses was partially offset by a decline in higher margin coal sales to Detroit Edison.

Interest Income was $10 million and $14 million for the three and six months ended June 30, 2005, respectively, increasing from $3 million and $6 million for the same periods in 2004.  Interest income increased in 2005 compared to 2004 due to the increase in the Company’s average return on its portfolio to 2.6% and 2.4% for the three and six months ended June 30, 2005 from 1.2% and 1.1% for the three and six months ended June 30, 2004.  In addition, net proceeds received from the Company’s issuance of the $880 million aggregate principal amount of 10% Convertible Senior Notes  due 2011 on April 4, 2005 caused the portfolio balance to increase in the second quarter of 2005.  The average balance was $1.4 billion for the second quarter of 2005 and $1.1 billion for the second quarter of 2004.  The average portfolio balance for the six months ended June 30, 2005 and 2004 remained consistent at $1.1 billion.  Pending utilization of cash and cash equivalents, the Company invests the funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

In 2004 and 2005, the Company elected to take advantage of the yield curve and purchase longer-term U.S. government securities. The government securities currently mature through February 2007.  The Company intends to hold these securities until they mature.

Interest Expense increased by $21 million to $139 million during the second quarter of 2005 compared to the second quarter in 2004, primarily as a result of increased interest expense from the issuance of the Company’s $880 million of 10% Convertible Senior Notes due 2011 in the second quarter of 2005. In addition, there was an increase in interest expense due to the accretion on discount notes and higher interest rates on the variable rate mortgage.  This was partially offset by the refinancing transaction that occurred in the fourth quarter of 2004.  The Company entered into a $730 million Senior Secured Term Loan due 2011 and issued $345 million of 5.25% Senior Convertible Notes due 2011 in the fourth quarter of 2004.  The Company used the proceeds from these transactions to repurchase approximately $1.1 billion of the Company’s public debt due in 2008.  Overall, the refinancing transaction in the fourth quarter of 2004 reduced the Company’s quarterly interest expense by approximately $5 million in the second quarter of 2005 compared to the second quarter of 2004.

Interest Expense, net increased by $8 million to $253 million during the six months ended June 30, 2005 primarily as a result of the transactions described above.  In addition, the extinguishment of the Allegiance capital lease obligation in the second quarter of 2004 resulted in a decrease in interest expense for the six months ended June 30, 2005.

Other, net decreased significantly for the three and six months ended June 30, 2005 compared to the same periods in 2004 as a result of the $147 million gain recognized on the extinguishment of the Allegiance capital lease obligation in the second quarter of 2004. The Company also recognized a gain of $23 million on the sale of Commonwealth Telephone common stock in the first quarter of 2004.

Income Tax Expense for the first six months of 2005 was $3 million compared to $2 million for the same period in 2004.  The expense in both periods is attributable to state income taxes for the coal business and foreign jurisdiction tax relating to the Software Spectrum business.

Financial Condition—June 30, 2005

Cash flows provided by (used in) operating activities for the six months ended June 30 are as follows (dollars in millions):

	Six Months Ended
	June 30,
	2005	2004

Communications**	$(72)	$(51)
Information Services	(7)	22
Other	2	(8)
Total	$(77)	$(37)

** Includes interest expense, net of interest income

The decrease in operating cash flows for the communications business for the six months ended June 30, 2005 compared to the same period in 2004 was attributable to lower operating results after excluding termination revenue, and an increase in working capital requirements primarily due to the timing of payments from large customers.  Partially offsetting these items was a decrease in the cash interest paid on the Company’s debt and an increase in interest income.

For the information services business, the decrease in cash provided by operating activities is a result of an increase in the working capital requirements compared to the same period in 2004.  The fluctuation in working capital is primarily attributable to the timing of payments to software publishers and the collection of accounts receivable from customers.

The increase in operating cash flows for the other businesses is primarily attributable to the payment of state tax obligations in 2004 for which liabilities had previously been recorded.  During 2005, the Company also received insurance proceeds of $2 million reimbursing the Company for payments made in prior periods to settle environmental litigation.

Investing activities in 2005 include $648 million used to purchase marketable securities, $146 million used for net capital expenditures, primarily in the communications business, and $10 million for a cost investment in a communications company.   Partially offsetting these activities were $150 million from the maturity of marketable securities and $4 million of proceeds from the sale of property, plant and equipment in the first six months of 2005.

Financing activities in 2005 include the issuance of 10% Convertible Senior Notes due 2011 which resulted in $877 million of net proceeds for the Company.  In addition, the Company repaid $130 million of outstanding indebtedness using cash and cash equivalents.  The indebtedness primarily consisted of the GMAC mortgage which was repaid in the second quarter of 2005 using $103 million of cash and $13 million of restricted securities.  In the future, the Company may pursue a new mortgage to replace all or a portion of the former GMAC mortgage.

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

As a result of continued growth and demand for the Company’s services, the Company is increasing its investment in network technologies, product development and supporting capabilities in 2005 in order to increase the attractiveness of its offerings and maintain its low-cost position.

The Company does not have any significant principal amounts due on its outstanding debt until 2008. In 2005, the Company expects to pay in cash, based on current debt levels approximately $445 million of interest expense.

Level 3 has approximately $1.3 billion of cash, cash equivalents and marketable securities on hand at June 30, 2005. Based on information available at this time, management of the Company believes that the Company’s current liquidity is sufficient to fund its anticipated negative cash flows from operating activities, capital expenditures and interest costs until such time as it is able to grow the business and begin generating positive cash flows from operating activities sufficient to also cover capital expenditure requirements, cash interest expense and debt obligations.

Cash flows will fluctuate in 2005 and will be a function of revenue fluctuations from existing and new services, the Company’s management of network, selling, general and administrative expenses, capital expenditures and fluctuations in working capital for both the communications and information services businesses. The Company’s previous debt and equity offerings have given the Company the ability to develop its business. However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. There can be no assurance that the Company could raise such amounts on acceptable terms or at the time the funding is necessary.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets to fund portions of its business.

In the second quarter of 2005, Level 3 announced that its wholly owned subsidiary, Technology Spectrum, Inc., had filed a registration statement with the Securities and Exchange Commission to enable the sale of that subsidiary’s common stock to the public in an initial public offering.  Technology Spectrum, Inc. is the principal holding company for Level 3’s information services business.  The registration statement relating to these securities has not yet become effective.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of June 30, 2005, the Company had borrowed a total of $730 million under a Senior Secured Term Loan. Amounts drawn on the debt instrument bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instrument. The weighted average interest rate on the variable rate instrument at June 30, 2005, was approximately 10.34%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 11.34%) would increase annual interest expense of the Company by approximately $7.3 million. At June 30, 2005, the Company had $5.22 billion of fixed rate debt bearing a weighted average interest rate of 8.74%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.

The Company’s business plan includes operating a telecommunications network and information services business in Europe. As of June 30, 2005, the Company had invested significant amounts of capital in the region for its communications business. The Company issued €800 million (€154 million outstanding at June 30, 2005) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of June 30, 2005, the Company held enough foreign denominated currency to fund its current working capital obligations and remaining interest payments on its Euro denominated debt through maturity. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations.

The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.  Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls.  There were no changes in Level 3’s internal controls over financial reporting that have occurred during the second quarter 2005 that have materially affected or are reasonably likely to materially affect, Level 3’s internal controls over financial reporting.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

The Company has provided an update to two legal proceedings involving the Company in Note 13 of the consolidated financial statements contained in Part I, Item I of this Form 10-Q. This disclosure is hereby incorporated by reference.

Item 4.        Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 17, 2005 the following matters were submitted to a vote:

1.                                 Election of three Class II Directors to the Board of Directors of Level 3 for a three-year term until the 2008 Annual Meeting of Stockholders:

	In Favor	Withheld

James O. Ellis, Jr.	606,810,092	8,880,434
Richard R. Jaros	599,925,059	15,765,467
Albert C. Yates	606,871,295	8,819,231

2.                                 To approve the granting to the Level 3 Board of Directors discretionary authority to amend our amended and restated Certificate of Incorporation to effect a reverse stock split at one of four ratios:

Affirmative votes	592,717,307
Negative votes	21,322,355
Abstain	1,650,864
Broker non-vote	0

3.                                 To approve an amendment and restatement of the Level 3 Communications, Inc. Certificate of Incorporation:

Affirmative votes	603,020,683
Negative votes	10,888,872
Abstain	1,780,971
Broker non-vote	0

Item 6.        Exhibits

(a)	Exhibits filed as part of this report are listed below.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated: August 9, 2005	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer