Form 10-Q
period 2005-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2005-11-09
CIK 794323

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each class of the issuer’s common stock, as of November 1, 2005:

Common Stock: 701,257,122 shares

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

Signatures

Certifications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2005	2004	2005	2004
Revenue:
Communications	$364	$423	$1,245	$1,203
Information Services	415	392	1,418	1,389
Coal Mining	20	25	56	65
Total revenue	799	840	2,719	2,657
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	112	116	338	316
Information Services	368	353	1,279	1,257
Coal Mining	15	18	37	48
Total cost of revenue	495	487	1,654	1,621
Depreciation and amortization	163	170	500	526
Selling, general and administrative	220	234	663	712
Restructuring and impairment charges	5	—	24	2
Total costs and expenses	883	891	2,841	2,861
Operating Loss	(84)	(51)	(122)	(204)
Other Income (Expense):
Interest income	11	3	25	9
Interest expense	(138)	(120)	(391)	(365)
Other, net	8	(3)	23	181
Total other income (expense)	(119)	(120)	(343)	(175)
Loss Before Income Tax	(203)	(171)	(465)	(379)
Income Tax Expense	(1)	—	(4)	(2)
Net Loss	$(204)	$(171)	$(469)	$(381)

Loss per Share of Level 3 Common Stock:
Basic and Diluted	$(0.29)	$(0.25)	$(0.67)	$(0.56)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
(dollars in millions)	2005	2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$490	$443
Marketable securities	403	225
Restricted cash and securities	38	48
Receivables, less allowances of $21 and $23, respectively	407	545
Other	162	141
Total Current Assets	1,500	1,402

Property, Plant and Equipment, net	5,101	5,408
Marketable Securities	408	114
Restricted Cash and Securities	71	67
Goodwill and Other Intangibles, net	401	457
Other Assets, net	99	96
Total Assets	$7,580	$7,544

See accompanying notes to consolidated financial statements.

	September 30,	December 31,
(dollars in millions, except per share data)	2005	2004
	(unaudited)
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$492	$614
Current portion of long-term debt	—	144
Accrued payroll and employee benefits	66	82
Accrued interest	130	73
Deferred revenue	208	255
Other	102	134
Total Current Liabilities	998	1,302

Long-Term Debt, less current portion	6,020	5,067
Deferred Revenue	734	840
Other Liabilities	460	492

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock:
Common stock, $.01 par value, authorized 1,500,000,000 shares: 700,505,763 outstanding in 2005 and 686,496,721 outstanding in 2004	7	7
Class R, $.01 par value, no shares authorized in 2005, authorized 8,500,000 shares: no shares outstanding in 2004	—	—
Additional paid-in capital	7,429	7,371
Accumulated other comprehensive income (loss)	(45)	19
Accumulated deficit	(8,023)	(7,554)
Total Stockholders’ Deficit	(632)	(157)
Total Liabilities and Stockholders’ Deficit	$7,580	$7,544

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(dollars in millions)	2005	2004

Cash Flows from Operating Activities:
Net Loss	$(469)	$(381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500	526
Loss on impairments	6	—
Gain on debt extinguishments, net	—	(147)
Gain on sale of property, plant and equipment, and other assets	(9)	(32)
Non-cash compensation expense attributable to stock awards	35	29
Deferred revenue	(140)	—
Amortization of debt issuance costs	12	11
Accreted interest on long-term discount debt	28	55
Accrued interest on long-term debt	58	(4)
Change in working capital items net of amounts acquired:
Receivables	123	176
Other current assets	(19)	32
Payables	(111)	(204)
Other liabilities	(25)	(112)
Other	(19)	(2)
Net Cash Used in Operating Activities	(30)	(53)

Cash Flows from Investing Activities:
Purchases of marketable securities	(648)	(410)
Proceeds from sales and maturities of marketable securities	179	61
(Increase) decrease in restricted cash and securities, net	(8)	20
Capital expenditures, net	(241)	(194)
Investments and acquisitions	(10)	(30)
Proceeds from sale of property, plant and equipment, and other assets	11	19
Net Cash Used in Investing Activities	$(717)	$(534)

See accompanying notes to consolidated financial statements.

	Nine Months Ended
	September 30,
	2005	2004

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$944	$—
Payments on long-term debt, including current portion (net of restricted cash)	(131)	(77)
Net Cash Provided by (Used in) Financing Activities	813	(77)

Effect of Exchange Rates on Cash and Cash Equivalents	(19)	2

Net Change in Cash and Cash Equivalents	47	(662)

Cash and Cash Equivalents at Beginning of Period	443	1,129

Cash and Cash Equivalents at End of Period	$490	$467

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$293	$300
Non Cash Financing and Investing Activities:
Use of restricted securities to repay long-term debt	$13	$—

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2005

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2004	$7	$7,371	$19	$(7,554)	$(157)

Common Stock:
Stock plan grants	—	26	—	—	26
Shareworks plan	—	20	—	—	20
401(k) plan	—	12	—	—	12

Net Loss	—	—	—	(469)	(469)

Other Comprehensive Loss	—	—	(64)	—	(64)

Balances at September 30, 2005	$7	$7,429	$(45)	$(8,023)	$(632)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2005	2004	2005	2004

Net Loss	$(204)	$(171)	$(469)	$(381)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation gains (losses)	(2)	7	(66)	—
Unrealized holding losses and other arising during period	—	—	(1)	(2)
Reclassification adjustment for (gains) losses included in net loss	1	3	3	(14)

Other Comprehensive Income (Loss), Before Tax	(1)	10	(64)	(16)

Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—	—

Other Comprehensive Income (Loss) Net of Taxes	(1)	10	(64)	(16)

Comprehensive Loss	$(205)	$(161)	$(533)	$(397)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year.

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide product or services for consideration previously received and for which revenue recognition has been deferred.  Termination revenue is reported in the same manner as the original product or service provided, and amounted to $1 million and $132 million during the three and nine months ended September 30, 2005, respectively, and less than $1 million and $13 million during the three and nine months ended September 30, 2004, respectively (See Note 4).

Emerging Issues Task Force (“EITF”) Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF No. 04-6”) establishes appropriate accounting for stripping costs incurred during the production phase and is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.  EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF No. 04-6 further defines inventory produced as mineral that has been extracted.  As a result, stripping costs related to exposed, but not extracted mineral will be expensed as incurred rather than deferred until the mineral is extracted.  The Company’s coal mining business currently defers stripping costs and amortizes these costs over the period in which the underlying coal is mined.  The Company expects to adopt EITF No. 04-6 beginning January 1, 2006 and the adoption will not have a significant impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”, (“FIN 47”).  FIN 47 provides additional clarification as to when companies should recognize asset retirement obligations pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company expects to adopt FIN 47 effective December 31, 2005.  The adoption of FIN 47 is not expected to have a material effect on the Company’s results of operations or financial position as Level 3 recognized the discounted value of its conditional asset retirement obligations when it adopted SFAS No. 143 at the beginning of 2003.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“SFAS No. 154”).  This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change.  The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s financial position or results of operations.

The FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets” (“SFAS No. 153”), which is effective for Level 3 starting January 1, 2006. In the past, the Company was required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company’s financial position or results of operations as Level 3 is a party to a limited number of non-monetary transactions and those transactions have not been material.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity or liability instruments issued. The U.S. Securities and Exchange Commission extended the effective date of SFAS No. 123R such that the Company is first required to adopt SFAS No. 123R beginning January 1, 2006 although the Company is permitted to adopt SFAS No. 123R in periods prior to this effective date.  The Company expects to adopt SFAS No. 123R beginning January 1, 2006.  The Company is evaluating the impact of SFAS No. 123R on its calculation of non-cash compensation expense.  However, adoption is not expected to have a significant impact on the Company’s financial position or results of operations as the Company adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in 1998.

Where appropriate, items within the consolidated financial statements have been reclassified from the previous periods to conform to current period presentation.

2.  Acquisitions

On October 1, 2004, the Company acquired the wholesale dial internet access business of Sprint Communications Company, L.P. (“Sprint”).  Level 3 paid $34 million in cash to acquire the business, which provides dial-up Internet access to leading Internet service providers throughout the United States and agreed to provide discounted services to Sprint that were valued at $5 million, which was accounted for as part of the purchase price.  Level 3 and Sprint entered into a transition services agreement for the migration of customers onto the Level 3 network, which Level 3 completed in the third quarter of 2005.  During the migration period, until such time as a customer contract is assumed or assigned, amounts received for services provided by Sprint are accounted for as a reduction in purchase price as opposed to revenue.  The net amount received during the migration period and prior to the assumption or assignment of these contracts totaled $5 million through September 30, 2005 and therefore reduced the purchase price to $29 million.  With the completion of the migration activities, Level 3 expects to recognize as revenue, amounts received from all customer contracts acquired in this transaction.  The results of operations attributable to the Sprint assets acquired and liabilities assumed are included in the consolidated financial statements from the date of assumption or assignment of contracts.

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

The following is unaudited pro-forma financial information of the Company assuming the Sprint and ICG transactions occurred at the beginning of the period presented:

	Pro-Forma
(dollars in millions, except per share data)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Revenue	$849	$2,701
Net Loss	(167)	(368)
Net Loss per Share	$(0.24)	$(0.54)

3.  Restructuring and Impairment Charges

The Company recognized impairment charges of $3 million in the third quarter of 2005 for estimated future cash payments.  This charge resulted from the difference between the Company’s obligations to the landlord for newly vacated leased property no longer needed by the Company and the expected sublease income.

In the first quarter of 2005, the Company initiated a workforce reduction of approximately 470 employees in its North American and European communications business. As a result of the reduction, Level 3 incurred severance and related charges of approximately $15 million in the first quarter of 2005.  As of September 30, 2005, the Company has satisfied its remaining obligations associated with the workforce reduction.

For the nine month period ended September 30, 2004, the information services business recognized approximately $2 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum announced in 2003.  As of December 31, 2004, the Company had completed the workforce reductions and paid the remaining severance and employee related obligations associated with the actions announced in 2003 and 2004.

A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount	Amount
		(in millions)	(in millions)
Balance December 31, 2003	109	$7	$12
2004 Charges	80	1	15
2004 Payments	(189)	(8)	(8)
Balance December 31, 2004	—	—	19
2005 Charges	472	15	3
2005 Payments	(472)	(15)	(5)
Balance September 30, 2005	—	$—	$17

Non-cash impairment charges were $2 million and $6 million for the three and nine months ended September 30, 2005 and primarily resulted from the decision to terminate projects for certain voice products in the communications business.  The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value.

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

5.  Loss Per Share

The Company had a net loss for the three and nine months ended September 30, 2005 and 2004.  Therefore, the dilutive effect of the approximately 417 million and 84 million shares issuable pursuant to the convertible debt securities at September 30, 2005 and 2004, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.  In addition, the dilutive effect of the approximately 64 million and 51 million options and warrants outstanding at September 30, 2005 and 2004, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per share calculations for the Level 3 common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2005		2004	2004

Net Loss	$(204)	$(171)	$(469)	$(381)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Loss Per Share (in thousands)	699,332	685,074	695,060	682,568

Loss Per Share of Level 3 Common Stock:
Basic and Diluted	$(0.29)	$(0.25)	$(0.67)	$(0.56)

6.  Receivables

Receivables at September 30, 2005 and December 31, 2004 were as follows (dollars in millions):

	Communications	Information Services	Coal	Total
September 30, 2005
Accounts Receivable – Trade:
Services and Software Sales	$128	$291	$9	$428
Allowance for Doubtful Accounts	(14)	(7)	—	(21)
	$114	$284	$9	$407

December 31, 2004
Accounts Receivable – Trade:
Services and Software Sales	$138	$418	$12	$568
Allowance for Doubtful Accounts	(17)	(6)	—	(23)
	$121	$412	$12	$545

The Company recognized bad debt expense in selling, general and administrative expenses of less than $1 million for the three and nine month periods ended September 30, 2005, respectively and $1 million and $5 million for the three and nine month periods ended September 30, 2004, respectively.  Level 3 received proceeds for amounts previously deemed uncollectible of less than $1 million and $1 million for the three and nine months ended September 30, 2005, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2004, respectively.  The Company decreased accounts receivable and allowance for doubtful accounts by approximately $3 million and $6 million for the nine months ended September 30, 2005 and 2004, respectively, for previously reserved amounts the Company deemed as uncollectible.

7.  Property, Plant and Equipment

Costs associated directly with expansions and improvements to the network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, installation services and software development.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $14 million and $37 million for the three and nine months ended September 30, 2005, respectively.  Included in capitalized labor and related costs was less than $1 million and $2 million of capitalized non-cash compensation costs related to options and warrants for the three and nine month periods ended September 30, 2005, respectively. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $17 million and $51 million for the three and nine months ended September 30, 2004, respectively.  Included in capitalized labor and related costs was less than $1 million and $2 million of capitalized non-cash compensation costs related to options and warrants for the three and nine months ended September 30, 2004, respectively.

The Company continues to develop business support systems required for its business. The external direct costs of software, materials and services, and payroll and payroll related expenses for employees directly associated with the project incurred when developing the business support systems are capitalized and included in the capitalized costs above. Upon completion of a project, the total cost of the business support system is amortized over a useful life of three years.

The Company reviews its capitalized projects at least annually or when events and circumstances indicate that the assets may be impaired.  When previously capitalized software development costs are considered to be impaired, the Company calculates and recognizes an impairment loss in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Depreciation expense was $146 million and $448 million for the three and nine months ended September 30, 2005, respectively.  Depreciation expense was $155 million and $478 million for the three and nine months ended September 30, 2004, respectively.

8.  Goodwill and Other Intangibles, net

Goodwill and Other Intangibles, net at September 30, 2005 and December 31, 2004 were as follows (dollars in millions):

	Goodwill	Other Intangibles
September 30, 2005
360networks	$—	$4
Sprint	—	19
ICG	—	9
Telverse	—	18
Genuity	—	36
McLeod	39	—
Software Spectrum (including Corpsoft)	196	50
XCOM	30	—
	$265	$136
December 31, 2004
Sprint	$—	$28
ICG	—	23
Telverse	—	23
Genuity	—	55
McLeod	41	—
Software Spectrum (including Corpsoft)	202	55
XCOM	30	—
	$273	$184

During the third quarter of 2005, Level 3 determined that the remaining costs accrued for the integration of the McLeod business were no longer required.  As a result, the Company reduced, by $2 million, the goodwill attributable to the McLeod transaction.

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

Goodwill has been or will be assessed at least annually for impairment in accordance with SFAS No. 142, beginning with the first anniversary of the acquisition and December 31 of each year thereafter.  As of September 30, 2005, the Company has not recorded impairment expenses for the goodwill or intangible assets identified in the previous table.

Intangible asset amortization expense was $17 million and $52 million for the three and nine months ended September 30, 2005, respectively.  Intangible asset amortization expense was $15 million and $48 million for the three and nine months ended September 30, 2004, respectively.

The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2005-$69 million; 2006-$55 million; 2007-$26 million; 2008-$12 million and 2009-$8 million.

9.  Long-Term Debt

At September 30, 2005 and December 31, 2004, long-term debt was as follows:

	September 30,	December 31,
(dollars in millions)	2005	2004

Senior Secured Term Loan (10.87% due 2011)	$730	$730
Senior Notes (9.125% due 2008)	954	954
Senior Notes (11.0% due 2008)	132	132
Senior Discount Notes (10.5% due 2008)	144	144
Senior Euro Notes (10.75% due 2008)	60	68
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Discount Notes (12.875% due 2010)	487	475
Senior Euro Notes (11.25% due 2010)	125	142
Senior Notes (11.25% due 2010)	96	96
Senior Notes (10.75% due 2011)	500	500
Convertible Senior Notes (10.0% due 2011)	880	—
Convertible Senior Notes (5.25% due 2011)	345	345
Convertible Senior Discount Notes (9.0% due 2013)	246	230
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514
Commercial Mortgage:
CBRE (6.86% due 2015)	70	—
GMAC (due 2005)	—	117
Capital leases assumed in Genuity transaction	—	24
Other	1	4
	6,020	5,211
Less current portion	—	(144)
	$6,020	$5,067

In the third quarter of 2005, the Company completed a refinancing of the mortgage on its corporate headquarters.  On September 27, 2005, HQ Realty, Inc. (a wholly owned subsidiary of the Company) entered into a $70 million loan at an initial fixed rate of 6.86% through 2010, the anticipated repayment date, as defined in the loan agreement (“CBRE Commercial Mortgage”).  After 2010 through maturity in 2015, the interest rate will adjust to the greater of 9.86% or the five year US Treasury rate plus 300 basis points.  HQ Realty, Inc. received $67 million of net proceeds after transaction costs and $2 million deposited into restricted cash accounts for future facility improvements and property taxes.  HQ Realty, Inc. is required to make interest only payments in the first year with monthly principal payments beginning in the second year based on a 30-year amortization schedule.

Debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the CBRE Commercial Mortgage.

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

On June 30, 2005, the GMAC Commercial Mortgage matured and HQ Realty, Inc. repaid the outstanding balance of $116 million with $103 million in cash and $13 million in restricted securities.

The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of September 30, 2005.

10.  Stock-Based Awards

The Company recognized in the consolidated statement of operations a total of $14 million and $35 million of non-cash compensation for the three and nine months ended September 30, 2005, respectively. In addition, the Company capitalized less than $1 million and $2 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and nine months ended September 30, 2005, respectively.

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

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2005	2004	2005	2004

OSO	$5	$5	$14	$12
C-OSO	—	—	—	1
Restricted Stock and Units	6	1	12	3
Shareworks Match Plan	—	2	(2)	4
401(k) Match Expense	4	4	12	13
Shareworks Grant Plan and Profit Sharing	—	(1)	1	(2)
	15	11	37	31
Capitalized Non-cash Compensation	(1)	(1)	(2)	(2)
	$14	$10	$35	$29

Warrants

At September 30, 2005, there were approximately 14.9 million warrants outstanding ranging in exercise price from $4.00 to $60.06.  All of the warrants were exercisable at September 30, 2005, with a weighted average exercise price of $8.08 per warrant.

Outperform Stock Option Plan

The fair value under SFAS No. 123 for the approximately 4.0 million Outperform Stock Options (“OSOs”) awarded to participants in the first and third quarters of 2005 was approximately $13 million using a modified Black-Scholes valuation model with a S&P 500 volatility rate of 13% over the term, a Level 3 common stock volatility rate of 55%, an expected correlation factor of 30% and a S&P 500 dividend yield of 1.99%, which resulted in a decrease in the theoretical value per option to 116% of the stock price on the date of grant, from 120% in 2004.  As of September 30, 2005, the Company had not yet reflected $8 million of unamortized compensation expense in its financial statements for previously granted OSOs.

As part of a comprehensive review of its long-term compensation program, the Company temporarily suspended awards of OSOs in April 2005.  During the second quarter of 2005, the Company granted participants of the plan restricted stock units, discussed below.

Beginning in the third quarter 2005, the Company issued both restricted stock units and OSOs as part of its long-term compensation program.  The Company plans to make annual grants of restricted stock units that vest ratably over four years.  In addition, the Company will continue to make quarterly OSO grants to employees.  The OSOs granted in the third quarter have similar terms as those OSOs granted in the first quarter of 2005.

Restricted Stock and Units

During the nine months of 2005, approximately 23.9 million shares of restricted stock or restricted stock units were granted to the recipients and independent members of the Board of Directors. The restricted stock units and shares were granted to the recipients at no cost. The instruments vest over one to four year periods.  The fair value of restricted units and stock granted in 2005 was $48 million as calculated using the value of the Level 3 common stock the day prior to the grant and is being amortized over the vesting periods of the options in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As of September 30, 2005, the Company had not yet reflected $35 million of unamortized compensation expense in its financial statements for restricted stock instruments previously granted.

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

Subject to insider trading restrictions, employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested.  The Company’s matching contributions will be fully vested upon completion of three years of service.  The Company made matching contributions of $4 million and $12 million for the three and nine months ended September 30, 2005, respectively, and $4 million and $13 million for the three and nine months ended September 30, 2004, respectively, which were recorded as selling, general and administrative expenses.

The Company made a discretionary contribution to the 401(k) Plan in Level 3 common stock as of December 31, 2004, equal to two percent of eligible employees’ 2004 eligible earnings.  The deposit was made into the employees’ 401(k) accounts during the first quarter of 2005.

11.  Industry and Segment Data

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company’s reportable segments include: communications, information services and coal mining. Other primarily includes other corporate assets and overhead not attributable to a specific segment.  The geographic region Other primarily includes the Asia-Pacific region.

Adjusted OIBDA, as defined by the Company, consists of income (loss) from operations before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated statements of operations and (3) any non-cash impairment costs included within restructuring and impairment expenses all as reported on the consolidated statements of operations.  The Company excludes stock-based compensation due to the recording of non-cash compensation expense under the provisions of SFAS No. 123.  Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group to evaluate performance and allocate resources.  It is a commonly used indicator in the capital-intensive communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric “EBITDA”, and is not recognized under Generally Accepted Accounting Principles (“GAAP”) but is used by management to assess segment results and allocate resources.

The data presented in the following tables includes information for the three and nine months ended September 30, 2005 and 2004 for all statement of operations and cash flow information presented, and as of September 30, 2005 and December 31, 2004 for all balance sheet information presented.  Information related to acquired businesses is included from their respective acquisition dates.  Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior period information has been reclassified to conform to the 2005 presentation.

		Information	Coal
(dollars in millions)	Communications	Services	Mining	Other	Total

Three Months ended September 30, 2005
Revenue:
North America	$327	$281	$20	$—	$628
Europe	37	114	—	—	151
Other	—	20	—	—	20
	$364	$415	$20	$—	$799
Adjusted OIBDA:
North America	$77	$10	$4	$(4)
Europe	7	—	—	—
Other	—	1	—	—
	$84	$11	$4	$(4)
Gross Capital Expenditures:
North America	$89	$2	$—	$—	$91
Europe	5	—	—	—	5
Other	—	—	—	—	—
	$94	$2	$—	$—	$96
Depreciation and Amortization:
North America	$142	$5	$2	$—	$149
Europe	14	—	—	—	14
Other	—	—	—	—	—
	$156	$5	$2	$—	$163

Nine Months ended September 30, 2005
Revenue:
North America	$1,136	$904	$56	$—	$2,096
Europe	109	460	—	—	569
Other	—	54	—	—	54
	$1,245	$1,418	$56	$—	$2,719
Adjusted OIBDA:
North America	$363	$24	$14	$(1)
Europe	10	7	—	—
Other	—	2	—	—
	$373	$33	$14	$(1)
Gross Capital Expenditures:
North America	$215	$8	$1	$—	$224
Europe	21	—	—	—	21
Other	—	—	—	—	—
	$236	$8	$1	$—	$245
Depreciation and Amortization:
North America	$425	$14	$4	$—	$443
Europe	57	—	—	—	57
Other	—	—	—	—	—
	$482	$14	$4	$—	$500

		Information	Coal
(dollars in millions)	Communications	Services	Mining	Other	Total

Three Months ended September 30, 2004
Revenue:
North America	$390	$263	$25	$—	$678
Europe	33	114	—	—	147
Other	—	15	—	—	15
	$423	$392	$25	$—	$840
Adjusted OIBDA:
North America	$109	$8	$5	$2
Europe	4	1	—	—
Other	—	—	—	—
	$113	$9	$5	$2
Gross Capital Expenditures:
North America	$72	$2	$—	$—	$74
Europe	10	—	—	—	10
Other	—	—	—	—	—
	$82	$2	$—	$—	$84
Depreciation and Amortization:
North America	$142	$5	$2	$—	$149
Europe	21	—	—	—	21
Other	—	—	—	—	—
	$163	$5	$2	$—	$170

Nine Months ended September 30, 2004
Revenue:
North America	$1,101	$905	$65	$—	$2,071
Europe	102	444	—	—	546
Other	—	40	—	—	40
	$1,203	$1,389	$65	$—	$2,657
Adjusted OIBDA:
North America	$304	$25	$12	$—
Europe	4	6	—	—
Other	—	—	—	—
	$308	$31	$12	$—
Gross Capital Expenditures:
North America	$175	$4	$—	$—	$179
Europe	23	—	—	—	23
Other	—	—	—	—	—
	$198	$4	$—	$—	$202
Depreciation and Amortization:
North America	$434	$19	$4	$—	$457
Europe	69	—	—	—	69
Other	—	—	—	—	—
	$503	$19	$4	$—	$526

Communications Revenue and Adjusted OIBDA include termination revenue of $1 million and $132 million for the three and nine months ended September 30, 2005, respectively, and less than $1 million and $9 million for the three and nine months ended September 30, 2004, respectively.  Communications Revenue and Adjusted OIBDA for both periods in 2004 also includes $71 million of revenue attributable to an agreement reached with a local carrier.

		Information	Coal
(dollars in millions)	Communications	Services	Mining	Other	Total
Identifiable Assets
September 30, 2005
North America	$4,770	$553	$88	$1,278	$6,689
Europe	757	90	—	27	874
Other	—	13	—	4	17
	$5,527	$656	$88	$1,309	$7,580
December 31, 2004
North America	$4,909	$600	$84	$785	$6,378
Europe	906	196	—	42	1,144
Other	—	14	—	8	22
	$5,815	$810	$84	$835	$7,544

Long-Lived Assets (excluding Goodwill)
September 30, 2005
North America	$4,903	$110	$72	$—	$5,085
Europe	728	1	—	—	729
Other	—	1	—	—	1
	$5,631	$112	$72	$—	$5,815
December 31, 2004
North America	$4,824	$119	$66	$—	$5,009
Europe	859	1	—	—	860
Other	—	—	—	—	—
	$5,683	$120	$66	$—	$5,869

Goodwill
September 30, 2005
North America	$69	$196	$—	$—	$265
Europe	—	—	—	—	—
	$69	$196	$—	$—	$265
December 31, 2004
North America	$71	$202	$—	$—	$273
Europe	—	—	—	—	—
	$71	$202	$—	$—	$273

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

	Services			Reciprocal
(dollars in millions)	Growth	Core	Mature	Compensation	Total
Communications Revenue

Three Months Ended September 30, 2005

North America	$32	$162	$115	$19	$328
Europe	2	34	—	—	36
Other	—	—	—	—	—
	$34	$196	$115	$19	$364
Nine Months Ended September 30, 2005

North America	$84	$591	$386	$76	$1,137
Europe	5	103	—	—	108
Other	—	—	—	—	—
	$89	$694	$386	$76	$1,245
Three Months Ended September 30, 2004

North America	$13	$150	$149	$78	$390
Europe	—	33	—	—	33
Other	—	—	—	—	—
	$13	$183	$149	$78	$423
Nine Months Ended September 30, 2004

North America	$31	$460	$483	$127	$1,101
Europe	1	101	—	—	102
Other	—	—	—	—	—
	$32	$561	$483	$127	$1,203

Core includes termination revenue of less than $1 million and $130 million for the three and nine months ended September 30, 2005, respectively, and less than $1 million and $9 million for the three and nine months ended September 30, 2004, respectively.

The majority of North American revenue consists of services delivered within the United States.  The majority of European revenue consists of services delivered within the United Kingdom, but also includes France and Germany. Transoceanic revenue is allocated to Europe.

Product information for the Company’s information services segment follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Services Revenue
(i)Structure:
Outsourcing	$17	$19	$50	$57
Software Spectrum	—	1	—	2
	17	20	50	59
Software Sales Revenue
Software Spectrum	398	372	1,368	1,330
	$415	$392	$1,418	$1,389

The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the three and nine months ended September 30, 2005 and 2004:

(dollars in millions)	Communications	Information Services	Coal Mining	Other

Three Months Ended September 30, 2005

Net Income (Loss)	$(211)	$3	$8	$(4)
Income Tax Expense	1	—	—	—
Total Other (Income) Expense	123	2	(6)	—
Operating Income (Loss)	(87)	5	2	(4)
Depreciation and Amortization Expense	156	5	2	—
Non-Cash Compensation Expense	13	1	—	—
Non-Cash Impairment Charge	2	—	—	—
Adjusted OIBDA	$84	$11	$4	$(4)

Nine Months Ended September 30, 2005

Net Income (Loss)	$(495)	$12	$15	$(1)
Income Tax Expense	1	1	1	1
Total Other (Income) Expense	347	3	(6)	(1)
Operating Income (Loss)	(147)	16	10	(1)
Depreciation and Amortization Expense	482	14	4	—
Non-Cash Compensation Expense	32	3	—	—
Non-Cash Impairment Charge	6	—	—	—
Adjusted OIBDA	$373	$33	$14	$(1)

(dollars in millions)	Communications	Information Services	Coal Mining	Other

Three Months Ended September 30, 2004

Net Income (Loss)	$(181)	$4	$3	$3
Income Tax Expense	—	—	—	—
Total Other (Income) Expense	121	—	—	(1)
Operating Income (Loss)	(60)	4	3	2
Depreciation and Amortization Expense	163	5	2	—
Non-Cash Compensation Expense	10	—	—	—
Adjusted OIBDA	$113	$9	$5	$2

Nine Months Ended September 30, 2004

Net Income (Loss)	$(422)	$10	$7	$24
Income Tax Expense	—	1	1	—
Total Other (Income) Expense	199	—	—	(24)
Operating Income (Loss)	(223)	11	8	—
Depreciation and Amortization Expense	503	19	4	—
Non-Cash Compensation Expense	28	1	—	—
Adjusted OIBDA	$308	$31	$12	$—

12.  Other Matters

At the Company’s Annual Meeting on May 17, 2005, the Company’s stockholders approved an amendment of the Company’s amended and restated Certificate of Incorporation to, among other things, remove the provisions relating to the Class R Convertible Common Stock.  The Class R Stock was issued in connection with the spin-off of the Kiewit Construction Group in 1998, and subsequently fully converted, pursuant to its terms, into shares of Level 3 common stock in 1998.

On May 13, 2005, Technology Spectrum, Inc., a wholly owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission to enable the sale of its common stock to the public in an initial public offering.  Technology Spectrum, Inc. is the principal holding company for Level 3’s information services business.  With the pending sale of (i)Structure announced by the Company on October 25, 2005, Level 3 is evaluating alternatives with respect to the proposed initial public offering of Technology Spectrum, Inc.

In May 2001, Level 3 Communications, Inc., and two of its subsidiaries were named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in the U.S. District Court for the Southern District of Illinois. In April 2002, the same plaintiffs filed a second nearly identical purported multi-state class action in state court in Madison County, Illinois. In July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In September 2002, Level 3 Communications, LLC was named as a defendant in Smith et al v. Sprint Communications Company, L.P.  , et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois.  In April 2005, the Smith plaintiffs filed a Fourth Amended Complaint which did not include Level 3 as a party, thus ending Level 3’s involvement in the Smith case.   In February 2005, Level 3 Communications, LLC was named as a defendant in McDaniel, et. al., v. Qwest Communications Corporation, et al., a purported class action covering 10 states filed in the United States District Court for the Northern District of

Illinois.  These actions involve the Company’s right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs’ land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and has installed its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the Company’s fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, all adjudicated attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied.

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

In the third quarter of 2004, the Company and a local carrier entered into an agreement that resolved rate issues for current and prior periods.  The agreement resulted in the recognition of approximately $67 million of reciprocal compensation revenue and $4 million of communications service revenue in the third quarter of 2004.  A significant portion of the revenue recognized as a result of this agreement pertains to services provided in previous periods.  Of the total revenue recognized, Level 3 had received and deferred approximately $48 million of proceeds prior to June 30, 2004, which had been reflected as other current liabilities on the consolidated balance sheet, and collected or billed approximately $23 million during the third quarter of 2004.

In January 2004, the Company sold its remaining shares in Commonwealth Telephone for $41 million in cash, resulting in a gain of approximately $23 million.

It is customary in Level 3’s industries to use various financial instruments in the normal course of business.  These instruments include items such as letters of credit.  Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions.  As of September 30, 2005, Level 3 had outstanding letters of credit of approximately $18 million which are collateralized by restricted cash and securities.

13.  Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2005 and 2004 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$329	$523	$(53)	$799
Costs and Expenses:
Cost of Revenue	—	—	152	389	(46)	495
Depreciation and Amortization	—	—	106	57	—	163
Selling, General and Administrative	4	—	161	62	(7)	220
Restructuring and Impairment Charges	—	—	3	2	—	5
Total Costs and Expenses	4	—	422	510	(53)	883
Operating Income (Loss)	(4)	—	(93)	13	—	(84)

Other Income (Loss), net:
Interest Income	7	—	3	1	—	11
Interest Expense	(104)	(34)	—	—	—	(138)
Interest Income (Expense) Affiliates, net	194	133	(336)	9	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(298)	(397)	(1)	—	696	—
Other Income (Expense)	1	—	2	5	—	8
Other Income (Loss)	(200)	(298)	(332)	15	696	(119)
Income (Loss) Before Income Taxes	(204)	(298)	(425)	28	696	(203)

Income Tax Expense	—	—	—	(1)	—	(1)
Net Income (Loss)	$(204)	$(298)	$(425)	$27	$696	$(204)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$1,142	$1,710	$(133)	$2,719
Costs and Expenses:
Cost of Revenue	—	—	438	1,335	(119)	1,654
Depreciation and Amortization	—	—	332	168	—	500
Selling, General and Administrative	8	—	480	189	(14)	663
Restructuring and Impairment Charges	—	—	18	6	—	24
Total Costs and Expenses	8	—	1,268	1,698	(133)	2,841
Operating Income (Loss)	(8)	—	(126)	12	—	(122)

Other Income (Loss), net:
Interest Income	13	—	8	4	—	25
Interest Expense	(287)	(98)	(1)	(5)	—	(391)
Interest Income (Expense) Affiliates, net	595	388	(997)	14	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(785)	(1,075)	(3)	—	1,863	—
Other Income (Expense)	3	—	11	9	—	23
Other Income (Loss)	(461)	(785)	(982)	22	1,863	(343)
Income (Loss) Before Income Taxes	(469)	(785)	(1,108)	34	1,863	(465)

Income Tax Expense	—	—	—	(4)	—	(4)
Net Income (Loss)	$(469)	$(785)	$(1,108)	$30	$1,863	$(469)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2004

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$382	$530	$(72)	$840
Costs and Expenses:
Cost of Revenue	—	—	178	376	(67)	487
Depreciation and Amortization	—	—	101	69	—	170
Selling, General and Administrative	3	—	181	55	(5)	234
Restructuring Charges	—	—	—	—	—	—
Total Costs and Expenses	3	—	460	500	(72)	891

Operating Income (Loss)	(3)	—	(78)	30	—	(51)
Other Income (Loss), net:
Interest Income	—	—	3	—	—	3
Interest Expense	(102)	(13)	(2)	(3)	—	(120)
Interest Income (Expense) Affiliates, net	197	102	(303)	4	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(263)	(352)	(2)	—	617	—
Other Income (Expense)	—	—	(4)	1	—	(3)
Other Income (Loss)	(168)	(263)	(308)	2	617	(120)
Income (Loss) Before Income Taxes	(171)	(263)	(386)	32	617	(171)

Income Tax Expense	—	—	—	—	—	—
Net Income (Loss)	$(171)	$(263)	$(386)	$32	$617	$(171)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2004

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$1,073	$1,762	$(178)	$2,657
Costs and Expenses:
Cost of Revenue	—	—	468	1,317	(164)	1,621
Depreciation and Amortization	—	—	292	234	—	526
Selling, General and Administrative	9	—	528	189	(14)	712
Restructuring Charges	—	—	—	2	—	2
Total Costs and Expenses	9	—	1,288	1,742	(178)	2,861

Operating Income (Loss)	(9)	—	(215)	20	—	(204)
Other Income (Loss), net:
Interest Income	—	—	8	1	—	9
Interest Expense	(307)	(41)	(12)	(5)	—	(365)
Interest Income (Expense) Affiliates, net	624	286	(909)	(1)	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(690)	(935)	(12)	—	1,637	—
Other Income (Expense)	1	—	148	32	—	181
Other Income (Loss)	(372)	(690)	(777)	27	1,637	(175)
Income (Loss) Before Income Taxes	(381)	(690)	(992)	47	1,637	(379)

Income Tax Expense	—	—	—	(2)	—	(2)
Net Income (Loss)	$(381)	$(690)	$(992)	$45	$1,637	$(381)

Condensed Consolidating Balance Sheets as of September 30, 2005 and December 31, 2004 follow:

Condensed Consolidating Balance Sheets

September 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$41	$16	$293	$140	$—	$490
Marketable securities	238	—	165	—	—	403
Restricted cash and securities	—	2	25	11	—	38
Accounts receivable, net	—	—	95	312	—	407
Due from (to) affiliates	9,777	4,413	(14,222)	32	—	—
Other	18	4	37	103	—	162
Total Current Assets	10,074	4,435	(13,607)	598	—	1,500
Property, Plant and Equipment, net	—	—	2,999	2,102	—	5,101
Marketable Securities	408	—	—	—	—	408
Restricted Cash and Securities	16	—	—	55	—	71
Intangibles, net and Goodwill	—	—	99	302	—	401
Investment in Subsidiaries	(6,302)	(9,497)	(2)	—	15,801	—
Other Assets, net	47	22	14	16	—	99
Total Assets	$4,243	$(5,040)	$(10,497)	$3,073	$15,801	$7,580

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$135	$357	$—	$492
Current portion of long-term debt	—	—	—	—	—	—
Accrued payroll and employee benefits	—	—	41	25	—	66
Accrued interest	99	31	—	—	—	130
Deferred revenue	—	—	131	77	—	208
Other	1	—	53	48	—	102
Total Current Liabilities	100	31	360	507	—	998
Long-Term Debt, less current portion	4,719	1,230	—	71	—	6,020
Deferred Revenue	—	—	620	114	—	734
Other Liabilities	56	1	196	207	—	460
Stockholders’ Equity (Deficit)	(632)	(6,302)	(11,673)	2,174	15,801	(632)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,243	$(5,040)	$(10,497)	$3,073	$15,801	$7,580

Condensed Consolidating Balance Sheets

December 31, 2004

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$3	$17	$245	$178	$—	$443
Marketable securities	—	—	225	—	—	225
Restricted cash and securities	—	6	14	28	—	48
Accounts receivable, net	—	—	113	432	—	545
Due from (to) affiliates	9,169	4,100	(13,293)	24	—	—
Other	13	4	26	98	—	141
Total Current Assets	9,185	4,127	(12,670)	760	—	1,402
Property, Plant and Equipment, net	—	—	3,271	2,137	—	5,408
Marketable Securities	—	—	114	—	—	114
Restricted Cash and Securities	16	—	—	51	—	67
Intangibles, net and Goodwill	—	—	136	321	—	457
Investment in Subsidiaries	(5,457)	(8,360)	1	—	13,816	—
Other Assets, net	43	24	17	12	—	96
Total Assets	$3,787	$(4,209)	$(9,131)	$3,281	$13,816	$7,544

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$120	$494	$—	$614
Current portion of long-term debt	—	—	26	118	—	144
Accrued payroll and employee benefits	—	—	53	29	—	82
Accrued interest	52	17	3	1	—	73
Deferred revenue	—	—	172	83	—	255
Other	1	—	61	72	—	134
Total Current Liabilities	53	17	435	797	—	1,302
Long-Term Debt, less current portion	3,836	1,230	—	1	—	5,067
Deferred Revenue	—	—	707	133	—	840
Other Liabilities	55	1	198	238	—	492
Stockholders’ Equity (Deficit)	(157)	(5,457)	(10,471)	2,112	13,816	(157)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,787	$(4,209)	$(9,131)	$3,281	$13,816	$7,544

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 follow:

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(204)	$(81)	$144	$111	$—	$(30)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	4	—	175	—	—	179
Purchases of marketable securities	(648)	—	—	—	—	(648)
Decrease (increase) in restricted cash and securities, net	—	3	(10)	(1)	—	(8)
Capital expenditures, net	—	—	(117)	(124)	—	(241)
Investments and acquisitions	(10)	—	—	—	—	(10)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	9	—	11
Net Cash Provided by (Used in) Investing Activities	(654)	3	50	(116)	—	(717)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	877	—	—	67	—	944
Payments on long-term debt, including current portion (net of restricted cash)	—	—	(26)	(105)	—	(131)
Increase (decrease) due from affiliates, net	20	77	(109)	12	—	—
Net Cash Provided by (Used in) Financing Activities	897	77	(135)	(26)	—	813

Effect of Exchange Rates on Cash	(1)	—	(11)	(7)	—	(19)
Net Change in Cash and Cash Equivalents	38	(1)	48	(38)	—	47

Cash and Cash Equivalents at Beginning of Period	3	17	245	178	—	443
Cash and Cash Equivalents at End of Period	$41	$16	$293	$140	$—	$490

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2004

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(289)	$—	$1	$235	$—	$(53)

Cash Flows from Investing Activities:
Purchases of marketable securities	—	—	(410)	—	—	(410)
Proceeds from sale of marketable securities	—	—	20	41	—	61
Decrease (increase) in restricted cash and securities, net	7	21	(5)	(3)	—	20
Capital expenditures, net	—	—	(126)	(68)	—	(194)
Investments and acquisitions	—	—	(30)	—	—	(30)
Proceeds from sale of property, plant and equipment, and other assets	—	—	8	11	—	19
Net Cash Provided by (Used in) Investing Activities	7	21	(543)	(19)	—	(534)

Cash Flows from Financing Activities:
Payments on long-term debt, including current portion	—	—	(75)	(2)	—	(77)
Increase (decrease) due from affiliates, net	286	(19)	337	(604)	—	—
Net Cash Provided by (Used in) Financing Activities	286	(19)	262	(606)	—	(77)

Effect of Exchange Rates on Cash	—	—	(2)	4	—	2
Net Change in Cash and Cash Equivalents	4	2	(282)	(386)	—	(662)

Cash and Cash Equivalents at Beginning of Period	1	15	582	531	—	1,129
Cash and Cash Equivalents at End of Period	$5	$17	$300	$145	$—	$467

14.  Subsequent Events

Sale of (i)Structure:

On October 25, 2005, the Company announced that a wholly owned subsidiary has signed a definitive agreement to sell (i)Structure, LLC (“(i)Structure”), Level 3’s wholly owned IT infrastructure management outsourcing subsidiary to Infocrossing, Inc. (“Infocrossing”), a provider of selective IT outsourcing and business process outsourcing solutions.

Under the terms of the agreement, Level 3 expects to receive total consideration of $81.5 million, including $1.5 million of Infocrossing common stock, plus reimbursement of capital expenditures made prior to the closing date for certain recently signed customer contracts.  This reimbursement of capital expenditures will not exceed $10 million. The purchase price is subject to a customary working capital and certain other post-closing adjustments.  The sale is subject to regulatory approval as well as certain other closing conditions and is expected to close in the fourth quarter of 2005.

Additionally, the sale was subject to approval of the Level 3 Board of Directors at September 30, 2005.  As a result, the Company has included within its consolidated results the (i)Structure results of operations and financial position for all periods presented.
(i)Structure is included in the information services segment in Note 11.

The operating results for the three and nine months ended September 30, 2005 and 2004 and the financial position as of September 30, 2005 and December 31, 2004 follow for the (i)Structure business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2005	2004	2005	2004
Revenue	$17	$19	$50	$57
Costs and Expenses:
Cost of revenue	12	13	37	39
Depreciation and amortization	2	3	6	11
Selling, general and administrative	3	1	7	6
Total costs and expenses	17	17	50	56
Operating Income	—	2	—	1

Net Income	$—	$2	$—	$1

	September 30,	December 31,
(dollars in millions)	2005	2004

Assets
Current Assets:
Receivables	$6	$4
Other	4	9
Total Current Assets	10	13

Property, Plant and Equipment, net	30	33

Total Assets	$40	$46

Current Liabilities:
Accounts payable	$4	$14
Current portion of long-term debt	—	1
Accrued payroll and employee benefits	4	4
Deferred revenue	1	2
Other	—	1
Total Current Liabilities	9	22

Deferred Revenue	1	—

Net Assets	$30	$24

Acquisition of WilTel Communications Group LLC:

On October 30, 2005, Level 3 Communications, Inc. signed a definitive agreement with Leucadia National Corporation and its subsidiaries,  (together “Leucadia”) under which Level 3 will acquire WilTel Communications Group, LLC (“WilTel”).  The agreement provides that Level 3 will not acquire certain assets and liabilities of WilTel. Closing of the transaction is subject to customary closing conditions including the receipt of federal and state regulatory approvals.

The consideration paid by Level 3 consists of $370 million in cash, plus $100 million in cash to reflect Leucadia’s obligation to leave that amount of cash in WilTel, and 115 million newly issued shares of Level 3 common stock, subject to adjustments based on working capital and other matters.  The Purchase Agreement also gives Level 3 a cash substitution right that allows it to pay additional cash consideration instead of common stock, at a price per share equal to the greater of $2.35 per share and the volume weighted average per share sales prices of Level 3 common stock for the 10-day period preceding the closing.  Level 3 also has the right to reduce the stock portion of the purchase price by $80 million, using the same value for the Level 3 common stock as used in the cash substitution right, if it chooses to retain responsibility for WilTel’s defined benefit pension plan and supplemental retirement plan.

The acquisition includes all of WilTel’s communications business, including a multi-year contract with SBC Communications, Inc. (“SBC”) and WilTel’s Vyvx video transmission business.    SBC recently announced its pending merger with AT&T and its intention to migrate the services provided by WilTel to the merged SBC and AT&T network. In anticipation of the successful completion of the SBC and AT&T merger, the contract between WilTel and SBC was amended and will run through 2009 and provide a purchase commitment of $600 million from January 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009.  Only purchases of on-net services count toward satisfaction of this purchase commitment. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost. Additionally, the SBC agreement provides for the payment of $50 million from SBC if certain performance criteria are met.

As specified in the Purchase Agreement, on or prior to the closing WilTel will transfer certain excluded assets to Leucadia and Leucadia will assume certain excluded liabilities.  The excluded assets include all cash and cash equivalents in excess of $100 million at December 31, 2005, all marketable securities, WilTel’s headquarters building located in Tulsa, Oklahoma and certain other miscellaneous assets.  In addition, WilTel will assign to Leucadia all of its right to receive cash payments from SBC totaling $236 million, pursuant to the Termination, Mutual Release and Settlement Agreement, dated June 15, 2005, among Leucadia, WilTel and SBC.  The excluded liabilities include all of WilTel’s long-term debt obligations, WilTel’s obligations under its defined benefit pension plan (subject to the substitution right referred to above), certain other employee related liabilities and other claims.  The Purchase Agreement requires Leucadia to pay in full all of WilTel’s obligations under its credit agreement and for Leucadia to obtain a release for WilTel from any obligation under the outstanding mortgage note secured by its headquarters building.

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

Communications Services

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

The Company segregates its communications services into three separate groups with each being in a different phase of the product life cycle, incorporating different marketing and distribution strategies and different contributions to the Company’s profitability. Growth services include both wholesale and subscriber oriented voice services and IP-VPN services. The Company’s core services consist of transport & infrastructure and IP & data products. Level 3 also provides managed modem services to customers which is deemed to be a mature service by the Company.

Management of Level 3 believes that growth in recurring revenue is critical to the long-term success of the communications business. The Company believes it must continue to increase revenue from its core services in the transport and IP business units, as well as from the new growth services including VoIP and IP-VPN services. At the same time, the Company believes it must continue to effectively manage the positive cash flows from its mature managed modem service.

The Company is completing the development of new voice services that in addition to its existing voice services target large and existing markets. The Company believes that the efficiencies of Level 3’s IP and optical based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks of its competitors.  The Company is moving quickly to develop both its capability to market and sell in the voice market and develop the internal systems and processes necessary to support the new services being launched. The revenue potential for voice services is large, however the revenues and margins are expected to continue to decline over time as a result of the new low cost IP and optical based technologies. In addition, the market for voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

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

Growth in transport & infrastructure revenue is largely dependent on increased demand for bandwidth services, the pricing of those services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of up-front payments or monthly payments for private line, wavelength or dark fiber services. The Company expects an increase in demand to be partially offset by declines in unit pricing.

The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company’s IP and data services. Revenue growth in this area is dependent on continued increases in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The Company continues to experience lower revenue growth due to price compression for its IP and data services and the discontinuation of certain non-core services.  These declines were partially offset by an approximate 50% increase in IP traffic for the nine months ended September 30, 2005. Current high levels of available capacity and the numerous companies competing in this market have resulted in a very competitive pricing environment.

The Company experienced price compression in the 25% - 45% range for transport and IP services in 2004. Level 3 believes that industry-wide, excess network inventory has been significantly reduced and pricing pressures are beginning to moderate as evidenced by the Company’s improved pricing and increased traffic volume. For the IP services, the Company expects its average price per megabyte to decline from 30% - 35% in 2005 with current pricing trending to the low end of the range.  In addition to pricing pressures, the decline in the Company’s average price per megabyte is attributable to higher traffic from larger customers.  These larger customers have a lower price per megabyte due to higher volume commitments.

The Company continued to see pricing pressure in 2005 for those transport and infrastructure customers that require simple, low quality, point-to-point services, as competitors aggressively pursued this business.  However, Level 3 is seeing some indication that competitors are less willing to discount these services if it requires investment in incremental capacity to meet the customer’s requirements.  For those customers that provide high quality content or require a combination of transport, IP and voices solutions on a regional or national platform, Level 3 is beginning to see some indications that price compression is starting to moderate, and in some cases, prices are starting to increase as confirmed by research performed by industry analysts.  Independent industry reports indicate that wholesale pricing of long-haul wavelengths and private line services have been stable over the last 12 months in North America and, in some cases, have started to rise again.  Overall for transport services, the Company expects prices in 2005 will generally range from an increase of 10% to a decline of 15%.    Level 3 intends to remain disciplined in its approach to pricing for its transport and IP services.

The emergence of a number of companies from bankruptcy protection and additional competition from other distressed carriers continues to contribute to the difficult and competitive operating environment. The Company does not expect this environment to change significantly until the industry consolidates further and/or the demand accelerates.

The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. This trend is expected to result in declines in managed modem revenue in the future.  The Company recognized $383 million and $307 million of managed modem revenue for the nine months ended September 30, 2004 and 2005, respectively. These declines may be mitigated in the mid to longer term by growth in IP-based services offered by the Company that address the market shift to higher speed broadband services. Level 3 believes that the low cost structure of its network will enable it to aggressively compete for new business in the IP-based market.

The exclusivity provisions in the contract with the Company’s primary DSL customer expired at the end of the first quarter of 2005. The customer completed the migration of its existing DSL subscribers to its own network during the third quarter of 2005.  The Company recognized DSL revenue attributable to this customer of $79 million and $64 million for the nine months ended September 30, 2004 and 2005, respectively.  Contracts with the Company’s remaining DSL customers expire in the fourth quarter of 2005.  As a result, the Company expects DSL revenue to be insignificant in the fourth quarter of 2005.

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

The expected increase in revenue attributable to the Company’s voice services and the expected decline in revenue from the managed modem and DSL services will likely result in lower gross profit margins in the future. Profit margins for the Company’s mature services have historically been higher than the average profit margins earned by the Company’s communications business while the profit margins for the Company’s growth services are expected to be at or below the current average profit margin earned by the communications business.

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

During the third quarter of 2005, Level 3 made substantial progress on the installation of the next generation of optical transport technology in its network.  The Company expects to complete the upgrade of its North American network in the fourth quarter of 2005 and complete the upgrade of the European network in the first half of 2006.  The Company began an upgrade of its IP backbone technology in the third quarter of 2005.  Level 3 believes that the addition of new equipment to the existing network equipment will allow the Company to optimize the amount of traffic it carries over the network and lower the cost of providing services.

The Company is focusing its attention on 1) growing revenue through existing core services, existing growth services and new service development efforts, 2) continuing to show improvements in Adjusted OIBDA as a percentage of revenue, 3) managing working capital and 4) making certain its capital expenditures are made primarily for activities that directly generate revenue or improve operational efficiencies of the network. The anticipated change in the composition of the Company’s revenue will require the Company to carefully manage operating expenses and concentrate its capital expenditures on those technologies and assets that will enable the Company to further develop its growth services and replace the decline in revenue and earnings from mature services.

In addition to the operational metrics, the Company is also focusing on improving its financial condition and extending the maturity dates of and lowering the effective interest rate on its outstanding debt. In 2004, the Company was able, through a series of transactions, to extend approximately $1.1 billion of debt maturing in 2008 to 2011 and to reduce the effective interest rate on the debt outstanding.  As of September 30, 2005, the remaining outstanding debt that matures in 2008 is $1.3 billion.  In addition, in April 2005, Level 3 completed the offering of $880 million of 10% Convertible Senior Notes due 2011 to institutional investors and in September 2005 its subsidiary HQ Realty, Inc. completed a mortgage refinancing of $70 million for the Level 3 corporate headquarters in Colorado.    Level 3 intends to use the net proceeds from these offerings for general corporate purposes, including possible acquisitions, working capital, capital expenditures, debt refinancing and debt repurchases.  The Company will continue to look for opportunities to improve its financial position in 2005 and 2006 and focus its resources on growing revenue and managing costs for the communications business.

Information Services

The Company’s information services business is comprised of two operating units: (i)Structure, LLC and Software Spectrum, Inc.
(i)Structure provides computer outsourcing services primarily to small and medium-sized businesses that want to concentrate their resources on their core business rather than expend capital and incur overhead costs to operate their own computing environments.  On October 25, 2005, Level 3 announced that it had entered into a definitive agreement to sell the (i)Structure business to Infocrossing, Inc.  Level 3 expects the transaction to be completed in the fourth quarter of 2005 pending regulatory approval.

Additionally, the sale was subject to the approval of the Level 3 Board of Directors at September 30, 2005.  As a result, the Company has included within its consolidated results the (i)Structure results of operations and financial position for all periods presented.

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

Microsoft has notified Software Spectrum of proposed changes to Microsoft’s sales agency program which, once finalized by Microsoft, are now expected to take effect for customer contracts entered into after July 1, 2006.  All contracts completed prior to July 1, 2006, will be grandfathered under the existing sales agency program.  Under the proposed revised program for agency type sales as currently drafted, the number of performance metrics against which Software Spectrum is measured and the standard of performance on those metrics are expected to increase.  The Company expects, based on a preliminary evaluation of Microsoft’s proposed program changes, that the program changes will not have a significant affect on the Company’s results of operations or financial position in 2006.  However, since Microsoft has yet to finalize the proposed changes, the Company is not able to definitively determine the effects of Microsoft’s proposed changes on the Company’s results of operations and financial position after July 1, 2006.

In order to achieve a desired return on invested capital, the management of Software Spectrum focuses on Adjusted OIBDA and cash flow from operating activities, including changes in working capital accounts, to assess the financial condition and operating performance of the business. For the (i)Structure business, Adjusted OIBDA reflects the operating results of the business and, viewed in conjunction with net capital expenditures required to support existing and new customer contracts, provides Management with visibility to the financial condition and operating performance of the business. Software Spectrum’s working capital requirements are determined primarily by changes in its accounts receivable and accounts payable balances. Management is focusing its attention on minimizing working capital requirements by lowering its days sales outstanding through consistent collection procedures. Management expects working capital requirements for the Software Spectrum business to decline in the future as software publishers continue to adopt the agency licensing model.

Coal Mining

Level 3, through its two 50% owned joint venture surface mines in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is recognized when coal is shipped to the customer. The remainder of Level 3’s sales are made on the spot market.

Results of Operations 2005 vs. 2004

Revenue for the periods ended September 30, is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Communications	$364	$423	$1,245	$1,203
Information Services	415	392	1,418	1,389
Coal Mining	20	25	56	65
	$799	$840	$2,719	$2,657

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Services:
Growth Services	$34	$13	$89	$32
Core Services	196	183	694	561
Mature Services	115	149	386	483
Total Services Revenue	345	345	1,169	1,076
Reciprocal Compensation	19	78	76	127
Total Communications Revenue	$364	$423	$1,245	$1,203

Growth services revenue for the three months ended September 30, 2005 is comprised of $31 million for voice services and $3 million for IP-VPN services versus $12 million for voice services and $1 million for IP-VPN services in the same period in 2004.  For the nine months ending September 30, 2005, growth services revenue was comprised of $82 million of voice revenue and $7 million of IP-VPN revenue compared to $29 million and $3 million for voice and IP-VPN services, respectively, for the corresponding period in 2004.  The increase in IP-VPN revenue is attributable to several contracts that were awarded late in 2004 and the beginning of 2005 for which services are now being provided.  Voice revenue improved as a result of the increased market acceptance of the new services introduced in 2003 and 2004, particularly the wholesale services which include voice termination, local inbound and enhanced local services. Voice termination revenue increased significantly in 2005; however the Company’s largest voice termination revenue customer significantly decreased the amount of traffic on Level 3’s network during the second quarter of 2005.  As a result, growth in voice termination revenue will be mitigated until Level 3 signs new customer contracts, increases traffic with existing customers or the significant customer increases traffic on the Level 3 network.  Due to the network and service enhancements and an increase in customer traffic in the third quarter of 2005, the Company did experience an increase in minutes and revenue above that of the second quarter of 2005.  The Company expects revenue from its other voice services to continue to increase in future periods as a result of the future service introductions, the timing of our customers’ rollout of VoIP services, and the acceptance of VoIP technology by businesses and consumers.

Revenue attributable to the Company’s core services for the three months ended September 30, 2005 is comprised of $132 million of transport and infrastructure revenue and $64 million of IP and data revenue.  Revenue for the corresponding period in 2004 was $115 million and $68 million for transport and infrastructure and IP and data, respectively.  Revenue attributable to the transport and infrastructure business increased as a result of higher demand for colocation and wavelength services.   Colocation revenue increased in 2005 as a result of higher utilization rates in certain of the Company’s facilities and stabilization of pricing.    The increase in wavelength revenue is primarily attributable to the contract purchased from 360networks in the first quarter of 2005, new agreements with France Telecom and additional services provided to new and existing customers.   The increases in transport and infrastructure revenue were partially offset by lower amortized dark fiber and operations and maintenance revenue resulting from the settlement agreements reached with France Telecom and 360networks in 2005 and McLeod USA in the fourth quarter of 2004.

The Company expects colocation revenue to remain above 2004 levels as there is strong demand for data center space in large markets and utilization of the Company’s existing colocation space has increased in the nine months ended September 30, 2005.

In addition to transport and infrastructure, the Company’s core services also include IP & data services.   Revenue attributable to the IP & data services in the third quarter of 2005 declined 6% from the same period in 2004.  The decline in this revenue is primarily attributable to a decline in revenue for wholesale Internet access.  Although demand for IP and data services is increasing, price declines and the discontinuation of certain non-core IP services more than offset revenues relating to the increase in volume.

For the nine months ending September 30, 2005, revenue attributable to the Company’s core services was comprised of $503 million for transport and infrastructure and $191 million for IP and data.  For the same period in 2004, revenue was $355 million and $206 million for transport and infrastructure services and IP and data services, respectively.  Transport and infrastructure revenue increased significantly from the same period in 2004 primarily as a result of the recognition of $130 million of termination revenue in 2005 versus $9 million in 2004. The termination revenue in 2005 is primarily attributable to agreements reached with France Telecom and 360networks relating to the termination of existing dark fiber lease agreements with those customers described below.

On February 22, 2005, France Telecom and Level 3 finalized an agreement to terminate a dark fiber agreement signed in 2000. Under the terms of the agreement France Telecom returned the fiber to Level 3.  Under the original IRU agreement, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized unamortized deferred revenue of approximately $40 million as non-cash termination revenue in the first quarter of 2005.

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

Excluding termination revenue, transport & infrastructure revenue for the nine months ended September 30, 2005 increased 8% from the corresponding period in 2004 due primarily to an increase in colocation and wavelength revenue previously disclosed.

The Company expects to recognize termination revenue in the future if customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but does not currently expect to recognize significant termination revenue for the remainder of 2005.

IP and data revenue for the nine months ended September 30, 2005 declined from the same period in 2004 for the same reasons described above for the three month period comparison of operating results.

Revenue attributable to the Company’s mature services was comprised of managed modem revenue of $97 million and DSL revenue of $18 million for the three months ending September 30, 2005.  Revenue attributable to these two services was $113 and $36 million, respectively, for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, managed modem and DSL revenue was $307 million and $79 million, respectively, compared to $383 million and $100 million for the nine months ended September 30, 2004.  In 2004, Level 3’s largest managed modem customer, America Online, informed the Company that it would reduce its overall purchases of fixed service ports for its U.S. dial-up network. America Online reduced the number of ports it purchased from Level 3 by approximately 30% in 2004. Partially offsetting the price declines was an increase in managed modem usage revenue attributable to the acquisitions of certain ICG and Sprint customer contracts at the beginning of the second and fourth quarters of 2004, respectively.

A contract covering approximately 50% of the managed modem ports purchased by America Online expires during the fourth quarter of 2005.  The Company and America Online are negotiating a contract extension for a portion of the ports, however, the Company does expect managed modem revenue to decrease in the fourth quarter of 2005 from third quarter levels as a result of the expiration of the original contract.  The remaining contract with America Online continues to contain pricing provisions whereby Level 3 is obligated to provide America Online a reduced price per port rate if Level 3 offers a third party better pricing for a lower volume of comparable services. The Company expects, excluding the effects of future acquisitions, managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and pricing concessions under existing contracts.  As Level 3 exits 2005, managed modem revenue is expected to represent approximately 25% of the Company’s recurring communications services revenue.

The Company’s DSL aggregation services are primarily provided to a customer on an exclusive basis in certain markets, which exclusivity expired at the end of the first quarter of 2005.  The customer began limited migration of its customers off of the Level 3 network during the first quarter of 2005 and completed the migration by the end of the third quarter of this year. For the three and nine months ending September 30, 2005, DSL revenue attributable to this customer represented 59% and 82%, respectively, of the total DSL revenue recognized in the period. These migration activities resulted in the decrease in DSL revenue for the three and nine months ended September 30, 2005 compared to the same periods in 2004.    Contracts with the Company’s remaining DSL customers expire in the fourth quarter of 2005.  As a result, the Company expects DSL revenue to be insignificant in the fourth quarter of 2005.

Reciprocal compensation revenue decreased to $19 million and $76 million for the three and nine months ended September 30, 2005 from $78 million and $127 million for the corresponding periods in 2004. In the third quarter of 2004, the Company and a local carrier entered into an agreement that resolved rate issues.  As a result, Level 3 was able to recognize approximately $67 million of reciprocal compensation in the period.  This agreement and agreements with other carriers signed in 2004 and the first quarter of 2005, established intercarrier rate structures to terminate local, ISP bound traffic through 2006 and 2007.

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

Information services revenue increased for the three months ended September 30, 2005 from 2004 primarily as a result of increased sales for Software Spectrum. The software reseller industry is seasonal, with revenue and Adjusted OIBDA typically being higher in the second and fourth quarters of the Company’s fiscal year.

Revenue for Software Spectrum increased to $398 million for the three months ended September 30, 2005 from $373 million for the three months ended September 30, 2004.  The increase in revenue for Software

Spectrum is primarily due to a significant sale transaction in the public sector coupled with higher sales to the mid-market business segment during the third quarter of 2005.  Software Spectrum has increased its sales efforts to target this segment of the market.  Software Spectrum defines the mid-market segment as comprised of businesses with fewer than 2,500 desktops.  The increase in public sector and mid-market sales was partially offset by a decline in revenue due to an increase in sales under Microsoft’s 6.0 licensing program.  Software Spectrum began experiencing an increase in sales under Microsoft’s 6.0 licensing program and similar programs offered by other suppliers in 2003. Under these programs, new enterprise-wide licensing arrangements are priced, billed and collected directly by the software publishers. Software Spectrum continues to provide sales and support services related to these transactions and earns a service fee directly from publishers for these activities. The Company recognizes the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $19 million and $12 million of revenue attributable to these types of contracts in the third quarter of 2005 and 2004, respectively. The estimated selling price of the software sold under these agreements was $298 million and $192 million for the corresponding periods.

If Microsoft and the other suppliers are successful in implementing agency licensing programs, it will result in a significant decline in the amount of information services revenue recognized by the Company. The decline in revenue is not expected to have a meaningful effect on operating income (loss), as the Company should experience a corresponding decline in cost of revenue.

Revenue attributable to (i)Structure’s business for the third quarter of 2005 declined from $19 million in the third quarter of 2004 to $17 million in the third quarter of 2005.  Revenue from new services provided was more than offset by continued price compression in the mainframe outsourcing business.

Information services revenue for the nine months ended September 30, 2005 was comprised of $1.368 billion from Software Spectrum and $50 million attributable to (i)Structure.  For the nine months ended September 30, 2004 revenue for Software Spectrum and
(i)Structure was $1.332 billion and $57 million, respectively.  The increase in Software Spectrum revenue in 2005 is due to the same factors that were described earlier for the three-month periods ending September 30, 2005 and 2004.   The decrease in (i)Structure revenue was primarily attributable to two customers terminating their outsourcing contracts and as a result, (i)Structure recognized $4 million of termination revenue in the first quarter of 2004.

Coal mining revenue decreased to $20 million in the third quarter of 2005 from $25 million in the third quarter of 2004. Revenue was $56 million for the nine months ended September 30, 2005 compared to $65 million for the same period in 2004. The decline in revenue for 2005 is attributable to a significant reduction in coal required to be purchased in 2005 under a contract with Detroit Edison from 2004 levels.  The Company has signed new agreements with Detroit Edison, but with lower tonnage requirements and lower prices.

Cost of Revenue for the communications business, as a percentage of revenue was 31% for the three months ended September 30, 2005 versus 28% for the three month periods ended September 30, 2004. The increase in cost of revenue, as a percentage of revenue, was attributable to the decline in higher margin managed modem and DSL revenue and increased sales for certain voice services, for which margins are lower. This was partially offset by a decline in cost of revenue in 2005 as a result of the migration of ICG, KMC and Allegiance traffic to the Level 3 network in the second half of 2004 and first half of 2005.

For the nine months ended September 30, 2005 and 2004, the cost of revenue for the communications business, as a percentage of revenue increased from 26% for the nine months ended September 30, 2004 to 27% for the same period in 2005.  An increase in termination revenue, with no corresponding cost of revenue, in 2005 to $132 million from $9 million in 2004 positively affected the percentage in 2005.  Excluding termination revenue in 2005, the cost of revenue, as a percentage of revenue, would have been 30%.  The exclusion of termination revenue in 2004 had little effect on the percentage.  As described above, the change in the revenue mix from the higher margin mature services to the lower margin growth services, combined with the additional costs of the ICG, KMC and Allegiance transactions completed in the second quarter of 2004 and the Sprint transaction completed in the fourth quarter of 2004, increased cost of revenue as a percentage of revenue in 2005.

As the Company’s revenue mix changes to a higher percentage of voice revenue and a lower percentage of managed modem and DSL revenue, the cost of revenue, as a percentage of revenue, is expected to increase due to the lower margin earned on certain of the Company’s voice services.

The cost of revenue for Software Spectrum, as a percentage of revenue, improved to 89% for the third quarter of 2005 from 91% the third quarter of 2004. For the nine months ended September 30, 2005, the cost of revenue, as a percentage of revenue, improved slightly from the same period in 2004 but remained at 91% for both periods.  The improvements were primarily attributable to an increase in sales under new licensing programs implemented by software publishers for which the cost of revenue is minimal. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results. For the three months ended September 30, 2005 and 2004, Software Spectrum earned approximately $10 million in both periods in rebates which reduced cost of revenue. Software Spectrum earned rebates of $29 million and $32 million for the nine months ended September 30, 2005 and 2004, respectively.  Software Spectrum does not earn rebates from Microsoft on agency program sales. As a result, as agency program sales increase, the amount of rebates earned is expected to be below that earned in 2004. This decline is partially offset by Software Spectrum earning, in general, higher margins on Microsoft agency sales than on Microsoft non-agency sales.

The cost of revenue, as a percentage of revenue, for the (i)Structure business for the three months ended September 30, 2005 and 2004 was 73% and 71%, respectively.  The increase in the percentage in 2005 is attributable to the price compression in the mainframe outsourcing business.  The cost of revenue, as a percentage of revenue, increased to 74% for the nine months ended September 30, 2005 from 68% in the same period of 2004.  In addition to the continued price compression in 2005, (i)Structure recognized approximately $4 million of termination revenue in 2004. The termination revenue had no corresponding cost of revenue.

Cost of revenue, as a percentage of revenue, for the coal mining business increased from 70% for the three months ended September 30, 2004 to 78% for the three months ended September 30, 2005.  The increase is a result of the expiration of higher margin contracts in 2004.  The mines were able to sign new contracts but at lower tonnage requirements and lower prices.  For the nine months ended September 30, 2005 the cost of revenue, as a percentage of revenue, decreased to 67% from 74% for the same period in 2004 primarily as a result of the favorable resolution of certain production tax issues.  The resolution of these issues resulted in a $5 million decrease in the cost of revenue for the mining business in the second quarter of 2005.

Depreciation and Amortization expenses for the quarter were $163 million for the third quarter of 2005, a 4% decrease from the depreciation and amortization expenses of $170 million in the third quarter of 2004. The decrease is primarily attributable to shorter-lived communications assets that were placed in service in prior years becoming fully depreciated during 2004.  The Company is in the process of installing network equipment that will enable existing equipment to be utilized to provide additional network capacity and communications services.  In addition, the McLeod intangible assets were fully amortized during the third quarter of 2004. These decreases were partially offset by the amortization expense attributable to the intangible assets acquired in the Sprint acquisition completed in the fourth quarter of 2004.

Depreciation and amortization expenses for the nine months ending September 30, 2005 and 2004 were $500 million and $526 million, respectively.  This decrease is mainly attributable to shorter-lived assets becoming fully depreciated in the prior year.  Amortization expense for the nine months ended September 30, 2005 was consistent with amortization expense for the same period in 2004.

Selling, General and Administrative expenses were $220 million in the three months ended September 30, 2005, a 6% decrease from selling, general and administrative expenses in the same period of 2004.  This decrease is primarily attributable to lower compensation and employee related costs resulting from the workforce reduction for the communications business which occurred in the first quarter of 2005.  Specifically, declines in base compensation, bonus, travel, recruiting and facilities expenses all contributed to the decrease in selling, general and administrative expenses in 2005.  Partially offsetting the reduction in communications expenses was a slight increase in costs for the information services business, primarily due to increases in headcount at Software Spectrum.  In addition, during the third quarter of 2004, the Company received insurance proceeds of $5 million as a reimbursement of expenses attributable to its historical packaging business.  The proceeds represent the recovery of certain legal and environmental expenses incurred in prior years and therefore reduced selling, general and administrative expenses.

The operating expenses for the third quarter periods in 2005 and 2004 include $14 million and $10 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. In the second quarter of 2005, the restricted stock units granted by the Company increased the value of stock based compensation distributed to employees, and has resulted in higher non-cash compensation expense in the third quarter for these grants.

For the nine months ended September 30, 2005, selling, general and administrative expenses declined by approximately 7% compared to the same period in 2004.  In addition to the factors described above, selling, general and administrative expenses attributable to the Company’s other businesses declined in the second quarter of 2005 as a result of the favorable settlement of an obligation to provide insurance for employees of the Company’s former packaging business and the receipt of insurance proceeds reimbursing the Company for payments made to settle legacy environmental litigation.  These items contributed to a $6 million decline in selling, general and administrative  expenses.  The Company does not expect to realize cost reductions of this magnitude in the future for these businesses.

Non-cash compensation expense for the nine months ended September 30, 2005 and 2004 was $35 million and $29 million, respectively.  The $6 million increase in non-cash compensation expense for the nine months ended September 30, 2005 versus the same period in 2004 was due to the increased value of stock based compensation as described above partially offset by the reversal of expense in Europe attributable to certain discontinued equity compensation programs in the second quarter of 2005.

The Company expects 2005 selling, general and administrative expenses to remain below 2004 levels as the Company realizes the cost savings from the workforce reduction that occurred in the first quarter of 2005 and ongoing non-workforce related cost containment efforts.

Restructuring and Impairment Charges were $5 million and less than $1 million for the three months ended September 30, 2005 and 2004, respectively.  In the third quarter of 2005 the Company recognized restructuring and impairment charges totaling $5 million.  These charges included a $3 million impairment charge resulting from the difference between the Company’s obligations to the landlord for newly vacated leased property no longer needed by the Company and the expected sublease income and a $2 million non-cash impairment charge resulting from the decision to terminate projects for certain voice services in the communications business with capitalized costs as well as damage to facilities and electronics located in the southeastern United States caused by Hurricane Katrina.

Restructuring and impairment charges were $24 million and $2 million for the nine months ended September 30, 2005 and 2004, respectively.  During the first quarter of 2005, the Company recognized $15 million related to the workforce reductions of the communications business in North America and Europe.   The employees affected by this workforce reduction provided support functions or worked directly on mature services.  As of September 30, 2005, the Company had no remaining obligations attributable to the 2005 restructuring activities.

During the second quarter of 2005, the Company recognized $4 million of non-cash impairment charges resulting from the decision to terminate projects for certain voice services in the communications business.  The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value.

For the three and nine months ended September 30, 2004, the Company recognized restructuring charges of less than $1 million and $2 million, respectively, for the restructuring activities of Software Spectrum.

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

Adjusted OIBDA for the communications business decreased to $84 million in the third quarter of 2005 from $113 million for the same period in 2004.  The decrease was primarily attributable to a decrease in reciprocal compensation revenue and revenue attributable to the Company’s mature services.  The decrease in revenue was partially offset by reductions in cost of revenue and selling, general and administrative expenses experienced in the current year.

For the nine months ended September 30, 2005, Adjusted OIBDA for the communications business was $373 million compared to $308 million in the same period of 2004.  This difference was predominately due to an increase in termination revenue and a decline in selling, general and administrative expenses in 2005.  Partially offsetting these items was a change in the revenue mix from high margin mature services to lower margin growth services, combined with the additional network costs of the ICG, KMC and Allegiance transactions completed in the second quarter of 2004 and the Sprint transaction completed in the fourth quarter of 2004.

The operations of the information services business resulted in Adjusted OIBDA of $11 million for the three months ended September 30, 2005 versus $9 million for the same period in 2004.  For the third quarter of 2005, Adjusted OIBDA for Software Spectrum was $8 million compared to $4 million for the same period in 2004.  This increase is due to higher sales and improved margin in 2005.  Adjusted OIBDA for (i)Structure was $3 million for the three months ended September 30, 2005 versus $5 million for the same period in 2004.   This decrease is primarily due to a decline in revenue in 2005.

Adjusted OIBDA for the information services business was $33 million for the nine months ended September 30, 2005 compared to $31 million in the same period in 2004.  The Adjusted OIBDA for Software Spectrum was $25 million for the nine months ended September 30, 2005 versus $18 million for the same period in 2004.  This increase was due to the increase in the Software Spectrum sales and gross margin in 2005.  The Adjusted OIBDA for (i)Structure was $8 million for the nine months ended September 30, 2005 versus $13 million for the same period in 2004.  This decrease is primarily due to revenue recognized in the first quarter of 2004 of $4 million related to the termination of two customer contracts.

Adjusted OIBDA for the Company’s coal business for the three and nine months ended September 30, 2005 was $4 million and $14 million, respectively.  In 2004, Adjusted OIBDA was $5 million and $12 million for the corresponding periods.  The decrease in Adjusted OIBDA in the third quarter of 2005 was attributable to the expiration of higher margin contracts in 2004.  Level 3 was able to sign new contracts but at lower tonnage requirements and lower prices.  Adjusted OIBDA for the nine month period in 2005 improved as a result of the favorable resolution of certain production tax issues which resulted in a $5 million decrease in the cost of revenue for the mining business in the second quarter of 2005.

For the three months ended September 30, 2005 and 2004, Adjusted OIBDA for the Company’s other businesses is a loss of $4 million and income of $2 million, respectively.  In the third quarter of 2004, Level 3 received $5 million of proceeds from insurance carriers to reimburse the Company for costs incurred for environmental matters in prior periods.

For the nine months ended September 30, 2005 and 2004, Adjusted OIBDA is a loss of $1 million and less than $1 million, respectively.  In 2005, the Company received a $6 million benefit in the second quarter related to the receipt of additional insurance proceeds for legacy environmental matters and the favorable settlement of litigation involving the Company’s former packaging operations.  In 2004, the Company received $5 million of insurance proceeds from insurance carriers to reimburse the Company for costs incurred for environmental matters in prior periods.

Interest Income was $11 million and $25 million for the three and nine months ended September 30, 2005, respectively, increasing from $3 million and $9 million for the same periods in 2004.  Interest income increased in 2005 compared to 2004 due to the increase in the Company’s average return on its portfolio to 3.1% and 2.7% for the three and nine months ended September 30, 2005 from 1.4% and 1.2% for the three and nine months ended September 30, 2004.  In addition, net proceeds received from the Company’s issuance of the $880 million aggregate principal amount of 10% Convertible Senior Notes due 2011 on April 4, 2005 caused the portfolio balance to increase in the second and third quarters of 2005.  The average balance was $1.4 billion for the third quarter of 2005 and $1.0 billion for the third quarter of 2004.  The average portfolio balance increased to $1.2 billion for the nine months ended September 30, 2005 from $1.1 billion for the same period in 2004.  Pending utilization of cash and cash equivalents, the Company invests the funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

In 2004 and 2005, the Company elected to take advantage of the yield curve and purchase longer-term U.S. government securities. The government securities currently mature through February 2007.  The Company intends to hold these securities until they mature.

Interest Expense increased by $18 million to $138 million during the third quarter of 2005 compared to the third quarter in 2004, primarily as a result of increased interest expense from the issuance of the Company’s $880 million of 10% Convertible Senior Notes due 2011 in the second quarter of 2005.  In addition, there was an increase in interest expense due to the accretion on discount notes and higher interest rates on the variable rate debt.  This was partially offset by the refinancing transaction that occurred in the fourth quarter of 2004.  The Company entered into a $730 million Senior Secured Term Loan due 2011 and issued $345 million of 5.25% Senior Convertible Notes due 2011 in the fourth quarter of 2004.  The Company used the proceeds from these transactions to repurchase approximately $1.1 billion of the Company’s public debt due in 2008.  Overall, the refinancing transaction in the fourth quarter of 2004 reduced the Company’s quarterly interest expense by approximately $4 million in the third quarter of 2005 and $14 million for the first nine months of 2005 compared to the same periods in 2004.

Interest expense increased by $26 million to $391 million during the nine months ended September 30, 2005 primarily as a result of the transactions described above.  In addition, the extinguishment of the Allegiance capital lease obligation in the second quarter of 2004 resulted in a decrease in interest expense for the nine months ended September 30, 2005.

Interest expense is expected to increase by $1 million a quarter due to the refinancing of the mortgage on the Level 3 corporate headquarters during the third quarter of 2005.

Other, net was income of $8 million in the third quarter of 2005 an $11 million increase compared to the same period in 2004, primarily due to the sale of mining assets in the third quarter of 2005.  Other, net decreased significantly for the nine months ended September 30, 2005 compared to the same periods in 2004 as a result of the $147 million gain recognized on the extinguishment of the Allegiance capital lease obligation in the second quarter of 2004. The Company also recognized a gain of $23 million on the sale of Commonwealth Telephone common stock in the first quarter of 2004.

Income Tax Expense for the three and nine months ended September 30, 2005 was $1 million and $4 million, respectively, compared to less than $1 million and $2 million, respectively, for the same periods in 2004.  The increase in expense for both the third quarter and nine month periods is attributable to state income taxes for the coal business and foreign jurisdiction tax relating to the Software Spectrum business.

Financial Condition—September 30, 2005

Cash flows provided by (used in) operating activities for the nine months ended September 30 are as follows (dollars in millions):

	Nine Months Ended
	September 30,
	2005	2004

Communications**	$(30)	$(80)
Information Services	—	30
Other	—	(3)
Total	$(30)	$(53)

** Includes interest expense, net of interest income

The improvement in operating cash flows for the communications business for the nine months ended September 30, 2005 compared to the same period in 2004 was attributable to an increase in cash provided by fluctuations in working capital due primarily to an increase in the collection of receivables from customers.  Also contributing to the improvement in cash provided by (used in) operating activities was a decrease in cash interest paid on the Company’s debt and an increase in interest income.   Partially offsetting these favorable items was a decrease in cash flow due to lower operating results excluding termination revenue in 2005.

The Company expects cash interest payments to increase in the fourth quarter of 2005 as a result of interest due on the Company’s 10% Convertible Senior Notes due 2011 issued in April 2005.

For the information services business, the decrease in cash provided by operating activities is a result of an increase in the working capital requirements compared to the same period in 2004.  The fluctuation in working capital is primarily attributable to the timing of payments to software publishers and the collection of accounts receivable from customers.

The increase in operating cash flows for the other businesses is primarily attributable to the payment of state tax obligations in 2004 for which liabilities had previously been recorded.  This was partially offset by a decrease in insurance proceeds received to settle environmental litigation.  The Company received proceeds of $5 million in 2004 and $2 million in 2005.

Investing activities in 2005 include $241 million used for net capital expenditures, primarily for the communications business, $648 million used to purchase marketable securities, $10 million for a cost investment in a communications equipment company and $8 million deposited in restricted securities.   Partially offsetting these activities were $179 million of proceeds from the maturity of marketable securities and $11 million of proceeds from the sale of property, plant and equipment in the first nine months of 2005.

Financing activities in 2005 include the issuance of 10% Convertible Senior Notes due 2011 which resulted in $877 million of net proceeds for the Company.  A subsidiary of the Company also received $67 million of net proceeds from borrowings under a $70 million mortgage facility.  In addition, the Company repaid $131 million of outstanding indebtedness using cash and cash equivalents.  The indebtedness primarily consisted of the GMAC mortgage which was repaid in the second quarter of 2005 using $103 million of cash and $13 million of restricted securities.

Cash flows for the remainder of 2005 will be dependent on results of operations, capital expenditures, interest payments, which will be larger in the fourth quarter of 2005 when compared to payments made in the third quarter of 2005, and fluctuations in working capital for both the communications and information services businesses.  In addition, the Company expects to receive approximately $80 million in cash proceeds from the sale of its (i)Structure subsidiary in the fourth quarter of 2005.

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

The Company does not have any significant principal amounts due on its outstanding debt until 2008. In 2005, the Company expects to pay in cash, based on current debt levels approximately $450 million of interest expense.

Level 3 has approximately $1.3 billion of cash, cash equivalents and marketable securities on hand at September 30, 2005. Based on information available at this time, management of the Company believes that the Company’s current liquidity is sufficient to fund its anticipated negative cash flows from operating activities, capital expenditures and interest costs until such time as it is able to grow the business and begin generating positive cash flows from operating activities sufficient to also cover capital expenditure requirements, cash interest expense and debt obligations.

The Company’s previous debt and equity offerings have given the Company the ability to develop its business. However, if additional investment opportunities should present themselves, the Company may be required to secure additional financing in the future. There can be no assurance that the Company could raise such amounts on acceptable terms or at the time the funding is necessary.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses (i.e. (i)Structure), investments or other non-core assets to fund portions of its business.

In the second quarter of 2005, Level 3 announced that its wholly owned subsidiary, Technology Spectrum, Inc., had filed a registration statement with the Securities and Exchange Commission to enable the sale of that subsidiary’s common stock to the public in an initial public offering.  Technology Spectrum, Inc. is the principal holding company for Level 3’s information services business.  With the pending sale of the (i)Structure subsidiary, the Company is currently evaluating alternatives for the proposed initial public offering of Technology Spectrum, Inc.

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

Current economic conditions of the telecommunications and information services industry, combined with Level 3’s financial position and significant liquidity, have created potential opportunities for Level 3 to acquire companies or portions of companies at attractive prices. In addition to the WilTel acquisition described below, Level 3 continues to evaluate investment opportunities and could make additional acquisitions in the future.

On October 30, 2005, Level 3 signed a definitive agreement with Leucadia National Corporation under which Level 3 will acquire WilTel Communications Group, LLC.  Level 3 will pay 115 million shares of Level 3 common stock and $370 million cash subject to certain adjustments based on time of closing.  The agreement provides that Level 3 will not acquire certain assets and liabilities of WilTel.

Level 3 has the right but not the obligation to substitute cash in lieu of part or all of the 115 million Level 3 shares to be delivered at closing.  Level 3 also has the option to assume certain pension obligations valued at $80 million in lieu of issuing an equivalent value in Level 3 shares.  Level 3 must make its decision to exercise these options in whole or part prior to closing.  Closing is expected to occur in the first quarter of 2006, subject to state and federal regulatory approvals.

The acquisition includes all of WilTel’s communications business, including a multi-year contract with SBC and WilTel’s Vyvx video transmission business.  The acquisition does not include WilTel’s headquarters building or the assumption of any of WilTel’s outstanding debt or mortgage obligations.  To ensure WilTel has sufficient liquidity during the transition of ownership, the parties have agreed that WilTel will maintain $100 million in cash above working capital needs through closing for which Level 3 will pay an additional $100 million in cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of September 30, 2005, the Company had borrowed a total of $730 million under a Senior Secured Term Loan. Amounts drawn on the debt instrument bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instrument. The weighted average interest rate on the variable rate instrument at September 30, 2005, was approximately 10.87%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 11.87%) would increase annual interest expense of the Company by approximately $7.3 million. At September 30, 2005, the Company had $5.29 billion of fixed rate debt bearing a weighted average interest rate of 8.71%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.

The Company’s business plan includes operating a telecommunications network and information services business in Europe. As of September 30, 2005, the Company had invested significant amounts of capital in the region for its communications business. The Company issued €800 million (€154 million outstanding at September 30, 2005) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of September 30, 2005, the Company held enough foreign denominated currency to fund its current working capital obligations and remaining interest payments on its Euro denominated debt through maturity. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations.

The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.  Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls.  There were no changes in Level 3’s internal controls over financial reporting that have occurred during the third quarter 2005 that have materially affected or are reasonably likely to materially affect, Level 3’s internal controls over financial reporting.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company has provided an update to legal proceedings involving the Company in Note 12 of the consolidated financial statements contained in Part I, Item 1 of this Form 10-Q.  This disclosure is hereby incorporated by reference.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: November 9, 2005	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer