Form 10-K
period 2005-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2006-03-02
CIK 794323

Use these links to rapidly review the document
Table of Contents
LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer                 ☐ Accelerated filer                ☐ Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        As of June 30, 2005 the aggregate market value of common stock held by non-affiliates of the registrant approximated $670 million based upon the closing price of the common stock as reported on the Nasdaq National Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	819,625,992 as of March 1, 2006

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

Portions of the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are
incorporated by reference into Part III of this Form 10-K

i

        Unless the context otherwise requires, when we use the words "Level 3," "we," "us" or "our company" in this Form 10-K, we are referring to Level 3 Communications, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Level 3 Communications, Inc. References to our subsidiaries, in addition to our other subsidiaries, include WilTel Communications Group, LLC, a Nevada limited liability company and its subsidiaries, which we acquired on December 23, 2005. In this 10-K, we may refer to WilTel Communications Group, LLC and its subsidiaries as "WilTel" or "WilTel Communications" and Software Spectrum, Inc. and its subsidiaries as "Software Spectrum."

        The Level 3 logo and Level 3 are registered service marks of Level 3 Communications, Inc. in the United States and/or other countries. Media Plane™ is a service mark of Software Spectrum, and we are applying for registration of that mark with the U.S. Patent and Trademark Office. All rights are reserved. This Form 10-K refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-K is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-K are the property of their respective owners.

Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Form 10-K contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words "anticipate", "believe", "plan", "estimate" and "expect" and similar expressions in this Form 10-K, as they relate to us or our management, we are intending to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.

        Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described in this document. These forward-looking statements include, among others, statements concerning:

  •
  our communications and information services business, its advantages and our strategy for continuing to pursue our business;

  •
  anticipated development and launch of new services in our business;

  •
  anticipated dates on which we will begin providing certain services or reach specific milestones in the development and implementation of our business strategy;

  •
  growth and recovery of the communications and information services industry;

  •
  expectations as to our future revenue, margins, expenses and capital requirements; and

  •
  other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

        These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

  •
  increase the volume of traffic on our network;

  •
  develop new products and services that meet customer demands and generate acceptable margins;

  •
  successfully complete commercial testing of new technology and information systems to support new products and services, including voice transmission services;

  •
  stabilize or reduce the rate of price compression on certain of our communications services;

  •
  integrate strategic acquisitions, including the recently completed acquisition of WilTel Communications;

  •
  attract and retain qualified management and other personnel;

  •
  meet all of the terms and conditions of our debt obligations;

  •
  overcome Software Spectrum's reliance on financial incentives, volume discounts and marketing funds from software publishers; and

  •
  reduce downward pressure on Software Spectrum's margins as a result of the use of volume licensing and maintenance agreements.

        We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Further disclosures that we make on related subjects in our additional filings with the SEC or Securities and Exchange Commission should be consulted. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under "ITEM 1A. RISK FACTORS."

ITEM 1. BUSINESS

        Unless the context otherwise requires, when we use the words "Level 3," "we," "us" or "our company" in this Form 10-K, we are referring to Level 3 Communications, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Level 3 Communications, Inc. References to our subsidiaries, in addition to our other subsidiaries, include WilTel Communications Group, LLC, a Nevada limited liability company and its subsidiaries, which we acquired on December 23, 2005. In this 10-K, we may refer to WilTel Communications Group, LLC and its subsidiaries as "WilTel" or "WilTel Communications" and Software Spectrum, Inc. and its subsidiaries as "Software Spectrum." Throughout this 10-K we use various industry terms and abbreviations, which we have defined in the Glossary of Terms at the end of this description of our business.

        Through our operating subsidiaries, we engage primarily in the communications and information services businesses.

        We are a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. We have created, generally by constructing our own assets, but also through a combination of purchasing and leasing other companies and facilities, our communications network. Our network is an advanced, international, facilities based communications network. We designed our network to provide communications services, which employ and take advantage of rapidly improving underlying optical and Internet Protocol technologies.

        Market and Technology Opportunity.    We believe that ongoing technology advances in both optical and Internet Protocol technologies have been revolutionizing the communications industry. We also believe that these advances have, and will continue to, facilitate decreases in unit costs for communications service providers that are able to most effectively take advantage of these technology advances. Service providers that can effectively take advantage of technology improvements and reduce unit costs will be able to offer lower prices, which, we believe, will stimulate substantial increases in the demand for communications services. We believe there are two primary factors that are continuing to drive this market dynamic:

  •
  Rapidly Improving Technologies. Over the past few years, both Internet Protocol and optical based networking technologies have undergone extremely rapid innovation, due, in large part, to market based development of underlying technologies. This rapid technology innovation has resulted in both an improvement in price-performance for optical and Internet Protocol systems, as well as rapid improvement in the functionality and applications supported by these technologies. For example, these improvements are enabling Voice-over-IP services or VoIP that are challenging traditional telephone network or PSTN services. We believe that this rapid innovation will continue well into the future across a number of different aspects of the communications marketplace.

  •
  High Demand Elasticity. We believe decreases in communications services costs and prices cause the development of new bandwidth-intensive applications, which, over time, result in even more significant increases in bandwidth demand. In addition, we believe that communications services are direct substitutes for other, existing modes of information distribution such as traditional broadcast entertainment and distribution of software, audio and video content using physical media delivered over motor transportation systems. We believe that as communications services improve more rapidly than these alternative content distribution systems, significant demand will be generated from these sources. We also believe that high elasticity of demand from both these new applications and the substitution for existing distribution systems will continue for the foreseeable future. We believe that while high demand elasticity will be manifested over time, government regulation and communications supply chain inefficiencies may cause realization of demand to be delayed.

    In connection with our belief that communications services are direct substitutes for existing modes of information distribution, and for other strategic and tactical reasons, during 2002, we entered the businesses of direct marketing of computer software and computer software license management. Today, this business is conducted by our subsidiary Software Spectrum.

    We believe that companies will, over time, seek information technology operating efficiency by purchasing software functionality and data storage as commercial services procured over broadband networks such as our network or as outsourced services that also use a broadband network for delivery to the customer. We believe that the combination of our Level 3 network infrastructure and service development capabilities, and Software Spectrum's expertise in software lifecycle management and marketing, as well as strong customer relationships, may position us to benefit as companies change the manner in which they buy and use software capability.

        We also believe that there are several significant implications that result from this market dynamic:

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

  •
  Industry Structure. As a result of the rapid innovation in underlying technologies, the communications industry has been visibly shifting from a utility model to a technology model. Just as in the computing industry, where market based standards and rapid price performance improvements have existed for over 20 years, it is extremely difficult for a single communications company to be best-of-class across a wide variety of disciplines in a rapidly changing environment. Rather, an opportunity exists for companies to focus on areas in which they have significant competitive advantages and develop significant market share in its area of market focus.

        Our Communications Business Strategy.    We are seeking to capitalize on the opportunities presented by significant and rapid advancements in optical and Internet Protocol technologies. Key elements of our strategy include:

  •
  Offer a Comprehensive Range of Communications Services to Bandwidth Intensive Users. We provide a comprehensive range of communications services designed to meet the needs of the top global bandwidth customers, that is, customers that are of higher credit quality and have existing demand for the services that we sell. These service offerings include: Softswitch and voice services including managed modem for the dial-up access business, wholesale VoIP component services and consumer oriented VoIP services, wholesale voice termination services, Internet Protocol and data services including IP VPNs and broadband transport services such as wavelengths, dark fiber and private line services including transoceanic, backhaul, intercity, metro and unprotected private line services, field technical services and colocation services. The availability of these services varies by location.

    Beginning in 2003, we embarked on a program to develop new services that take advantage of the investment that we have made in our network and that generally target large, existing markets for communications services. Through this effort we have increased significantly our addressable market by adding new voice and data services that take advantage of the geographic coverage and cost advantages of our network. Today, we are continuing these efforts. These services include: wholesale VoIP component services; consumer oriented VoIP services that are sold to service providers such as incumbent local exchange carriers, ISPs and broadband cable companies; and transport and data services.

    We provide customers with several options for accessing our intercity network—including our metropolitan networks and colocation facilities. Our metropolitan networks enable us to connect directly to points of high traffic aggregation. These traffic aggregation facilities are typically locations where our customers wish to interconnect with our intercity network. Our metropolitan networks allow us to extend our network services to these aggregation points at low costs. As of December 31, 2005, we had metropolitan networks totaling approximately 14,860 conduit miles and approximately 792,000 fiber miles in the United States, and approximately 3,580 conduit miles and approximately 155,000 fiber miles in Europe.

    We believe that providing colocation services in facilities directly connected to our network attracts communications intensive customers by allowing us to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third party networks and improved network performance. Therefore, we believe that having colocation facilities in our larger network access locations that we refer to as Gateways provides us with a competitive advantage. Additionally, our metropolitan networks allow us to compete for certain local communications traffic, which constitutes a significant percentage of the communications market. As of December 31, 2005, we had secured approximately 6.7 million square feet of space for our Gateway and colocation facilities and other technical space and had completed the build-out of approximately 4.8 million square feet of this space.

    For those locations that are not on our network, we work with other network providers to access these customer locations.

  •
  Target Top Global Bandwidth Customers. Our primary communications services distribution strategy is to utilize a direct sales force focused on high bandwidth usage businesses. These businesses include incumbent local exchange carriers, established next generation carriers, international carriers also known as PTTs, major ISPs, broadband cable television operators, wireless providers, major interexchange carriers, governments, enhanced service providers, system integrators, satellite companies, academic consortia and media and entertainment content providers. Providing communications services to these businesses is at the core of our market enabling strategy since bandwidth generally represents a substantial portion of these businesses' costs. We include as wholesale customers those customers that purchase significant amounts of capacity to serve the needs of their customers.

  •
  Provide Low Cost Backbone Services Through An Upgradeable Backbone Network. Our intercity and metropolitan networks have been designed to provide high quality communications services at a lower cost. Our network and business processes are designed to enable us to cost effectively deploy future generations of optical and IP networking components (both fiber and transmission electronics and optronics) and thereby expand capacity and reduce unit costs. In addition, our strategy is to maximize the use of open, non-proprietary interfaces in the design of our network software and hardware. This approach is intended to provide the company with the ability to purchase the most cost effective network equipment from multiple vendors and allow us to deploy new technology more rapidly and effectively.

  •
  Pursue Acquisition Opportunities. We from time to time evaluate possible acquisition opportunities, primarily opportunities in the communications industry. In evaluating potential acquisition opportunities, among other criteria, we evaluate the potential acquisition according to the transaction's ability to generate positive cash flow from high credit quality customers. For these opportunities, we generally look for companies with recurring revenue that come predominantly from services we already provide, in geographic areas that are already served, with customers that are consistent with our existing customer base. As we seek to expand the addressable market for our services, we also evaluate opportunities that would expand our service capabilities. Transactions that would be included in this category would expand the geographic scope of our network or would provide capabilities for additional products or distribution channels. For these opportunities, we generally consider whether the targeted company's distribution strategy is consistent with our strategy and whether management believes that the target's current and/or future revenues can be significantly increased and/or expenses can be significantly reduced as a result of a combination with our operations.

  •
  Develop Advanced Operational Processes and Business Support Systems. We have developed and continue to develop substantial and scalable operational processes and business support systems specifically designed to enable us to offer services efficiently to our targeted customers. We believe that these systems offer our customers industry leading performance standards, reduce our operating costs, give our customers direct control over some of the services they buy from us and allow us to grow rapidly while minimizing redesign of our business support systems.

  •
  Attract and Motivate High Quality Employees. We have developed programs designed to attract and retain employees with the technical and business skills necessary for our business. The programs include our Outperform Stock Option program.

        Our Strengths.    We believe that the following strengths will assist us in implementing our strategy:

  •
  Experienced Management Team. We have assembled a management team that we believe is well suited for our business objectives and strategy. Our senior management has substantial experience in leading the development, marketing and sales of communications and information technology products and services and in managing, designing and constructing metropolitan, intercity and international networks.

  •
  Softswitch based Co-Carrier Network. Our experience in operating our Softswitch based co-carrier network is combined with a set of infrastructure and other management experiences, which include extensive local interconnection with local exchange carriers, experience in scaling a Softswitch based platform, and an ability to provide seamless interconnection to the traditional telephone network or PSTN. We believe that our extensive co-carrier network and Softswitch infrastructure provides us with a competitive advantage in the emerging Voice-over-IP marketplace.

  •
  Market Neutrality. Although we are seeking to expand the size of our addressable market by developing services that are sold to consumers, we generally do not focus on selling directly to these customers. Rather, we target these customers in an indirect manner. As a result, we are not in a position where we typically compete with our targeted customer base for these end user customers. We believe this positions us to become the vendor of choice for consumer oriented service providers looking to fill gaps in their communications service offerings.

  •
  Advanced IP Backbone. We operate one of the largest international IP networks or backbones. By building and operating our own intercity and metropolitan networks in North America and Europe, we are able to provide customers with uniformity in performance across our entire network. Our IP services deliver a broad range of IP transit and network interconnection solutions tailored to meet the varied needs of high bandwidth companies.

  •
  A More Readily Upgradeable Network Infrastructure. With respect to a substantial portion of our network, the network was designed to take advantage of recent technological innovations, incorporating many of the features that are not present in older communication networks, and provides us flexibility to take advantage of future developments and innovations. We designed the transmission network to optimize all aspects of fiber and optronics simultaneously as a system to deliver the lowest unit cost to our customers. As fiber and optical transmission technology changes, we expect to realize new unit cost improvements by deploying the most cost efficient technologies in the Level 3 network. We believe that our network design will enable us to continually lower costs and prices while enjoying higher margins than our competitors.

  •
  Integrated End-to-End Network Platform. Our strategy has been and continues to be to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity and trans-oceanic networks in North America and Europe. We believe that the integration of our metropolitan and intercity networks with our colocation facilities will expand the scope and reach of our on-net customer coverage, facilitate the uniform deployment of technological innovations as we manage our future upgrade paths and allow us to grow or scale our service offerings rapidly. We believe that we are the only global communications service provider with the unique combination of large fiber count, multi-conduit metropolitan networks, generally uniformly deployed multi-conduit intercity networks and substantial colocation facilities.

Our network.

        Our network is an advanced, international, facilities based communications network. Today, we primarily provide services over our own facilities. At December 31, 2005, our network encompasses:

  •
  an intercity network covering approximately 48,000 miles in North America;

  •
  leased or owned local networks in approximately 110 North American markets;

  •
  an intercity network covering approximately 3,600 miles across Europe;

  •
  leased or owned local networks in approximately 20 European markets;

  •
  approximately 6.7 million square feet of Gateway and transmission facilities in North America and Europe; and

  •
  a 1.28 Tbps transatlantic cable system.

        Intercity Networks.    Our 48,000 mile fiber optic intercity network in North America consists of the following:

  •
  Multiple conduits. In approximately 19,400 miles of our network, we have installed groups of 10 to 12 conduits in our intercity network. We believe that the availability of spare conduit will allow us to deploy future technological innovations in optical networking components as well as providing us with the flexibility to offer conduit to other entities.

  •
  Initial installation of optical fiber strands designed to accommodate dense wave division multiplexing transmission technology. In addition, we believe that the installation of newer optical fibers will allow a combination of greater wavelengths of light per strand, higher transmission speeds and longer physical spacing between network electronics. We also believe that each new generation of optical fiber will allow increases in the performance of these network design aspects and will therefore enable lower unit costs.

  •
  High speed SONET transmission equipment employing self-healing protection switching and designed for high quality and reliable transmission. We expect that over time, SONET equipped networks will be replaced with network designs that employ a "mesh" architecture made possible by advances in optical technologies. A mesh architecture allows carriers to establish alternative protection schemes that reduce the amount of capacity required to be reserved for protection purposes.

  •
  A design that maximizes the use of open, non-proprietary hardware and software interfaces to allow less costly upgrades as hardware and software technology improves.

        During the first quarter of 2001, we completed our construction activities relating to our North American intercity network. Also during 2001, we completed the migration of customer traffic from our original leased capacity network to our completed North America intercity network. During 2000, we had substantially completed the construction of this intercity network. Deployment of the North American intercity network was accomplished through simultaneous construction efforts in multiple locations, with different portions being completed at different times. In 2003, we added approximately 2,985 miles to our North America intercity network as part of the Genuity transaction, and in 2005, we added approximately 30,000 miles to our intercity network as part of the WilTel Communications transaction.

        In Europe, we have completed construction of our approximately 3,600 route mile fiber optic intercity network with characteristics similar to those of the North American intercity network in a two ring architecture. During 2000, we completed the construction of both Ring 1 and Ring 2 of our European network. Ring 1, which is approximately 1,950 miles, connects the major European cities of Paris, Frankfurt, Amsterdam, Brussels and London and was operational at December 31, 2000. Ring 2, which is approximately 1,650 miles, connects the major German cities of Berlin, Cologne, Dusseldorf, Frankfurt, Hamburg, and Munich. Ring 2 became operational during the first quarter of 2001.

        During 2002, we completed an expansion of our European operations to seven additional cities. The additional European cities include: Karlsruhe and Cologne, Germany; Milan, Italy; Zurich and Geneva, Switzerland; Madrid, Spain; and Stockholm, Sweden. Our expansion to these additional locations was facilitated through the acquisition of available capacity from other carriers in the region.

During 2003, we completed an expansion of our European operations to four additional cities. The additional European cities include: Copenhagen, Denmark; Leipzig, Germany; Manchester, England and Vienna, Austria. In addition, during 2004, we completed an expansion of our European operations to Dublin, Ireland and Prague, Czech Republic. During 2005, we completed an expansion of our European operations to Warsaw, Poland. In 2006, we expect to obtain dark fiber primarily in those cities currently served by leased wavelength capacity. We expect to use the dark fiber with appropriate transmission equipment to sell a full suite of transport and IP products.

        Our European network is linked to the Level 3 North American intercity network by the Level 3 transatlantic 1.28 Tbps cable system, which was also completed and placed into service during 2000. The transatlantic cable system—which we refer to as the Yellow system—has an initial capacity of 320 Gbps and is upgradeable to 1.28 Tbps. The deployment of the Yellow system was completed pursuant to a co-build agreement announced in February 2000, whereby Global Crossing Ltd. participated in the construction of, and obtained a 50% ownership interest in, the Yellow system. Under the co-build agreement, Level 3 and Global Crossing Ltd. each now separately own and operate two of the four fiber pairs on the Yellow system. We also acquired additional capacity on Global Crossing Ltd.'s transatlantic cable, Atlantic Crossing 1, during 2000 to serve as redundant capacity for our fiber pairs on the Yellow system. In connection with the WilTel acquisition, we have secured additional capacity on Global Crossing's transatlantic cable, Atlantic Crossing 1, and TAT-14. In 2006, we purchased 300 Gigabits of transatlantic capacity with the right to purchase 300 Gigabits of additional capacity from Apollo Submarine Cable System Ltd. We are also now a consortium partner on the Japan-US, China-US and Southern Cross cable systems.

        We established an Asia Pacific headquarters in Hong Kong in 1999, and during 2000 we completed and opened Gateway facilities in Tokyo and Hong Kong. In January 2000, we announced our intention to develop and construct a Northern Asia undersea cable system initially connecting Hong Kong and Japan. The Hong Kong-Japan cable was intended to be the first stage of our construction of an undersea network in the region. At that time, we indicated our intention to share construction and operating expenses of the system with one or more industry partners. In December 2000, we signed an agreement to collaborate with FLAG Telecom on the development of the Northern Asia undersea cable system connecting Hong Kong, Japan, Korea and Taiwan.

        During the fourth quarter of 2001 we announced the disposition of our Asian operations in a sale transaction with Reach, Ltd. Although we believed that Asia represented an attractive longer-term investment opportunity, given current volatile market and economic conditions we determined that it was necessary to focus our resources, both capital and managerial, on the immediate opportunities provided by our operational assets in North America and Europe. This transaction closed on January 18, 2002.

        We have built one of the largest IP networks in the world, which as of December 31, 2005, carries approximately 3.7 petabytes of traffic per day.

        Local Market Infrastructure.    Our local facilities include fiber optic metropolitan networks connecting Level 3's intercity network and Gateway's to ILEC and CLEC central offices, long distance carrier points-of-presence or POPs, buildings housing communication-intensive end users and Internet peering and transit facilities. Our high fiber count metropolitan networks allow us to extend our services directly to our customers' locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks.

        We had secured approximately 6.7 million square feet of space for our Gateway and transmission facilities as of December 31, 2005, and had completed the buildout of approximately 4.8 million square feet of this space. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate colocation services—that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3's network generally through dual, fault tolerant connections. Our newer facilities are typically larger than our initial facilities and were designed to include a smaller percentage of total square feet for our transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet to support colocation services. Availability of these services varies by location.

        As of December 31, 2005, we had operational, facilities based local metropolitan networks in 27 U.S. markets and nine European markets.

        As of December 31, 2005, we had approximately 110 markets in service in North America and approximately 20 markets in service in Europe.

        Vyvx.    Our Vyvx subsidiary transmits audio and video programming for its customers over our fiber-optic network and via satellite. It uses our network to carry many live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event. These events include live sporting events of the major professional sports leagues, including the last seventeen Super Bowls®. For live events where the location is not known in advance, such as breaking news stories in remote locations, Vyvx provides an integrated satellite and fiber-optic network based service to transmit the content to its customers. Most of Vyvx's customers for these services contract for the service on an event-by-event basis; however, Vyvx has some customers who have purchased a dedicated point-to-point service,which enables these customers to transmit programming at any time.

        Vyvx also distributes advertising spots to radio and television stations throughout the United States, both electronically and in physical form. Customers for these services can utilize a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders.

Our Communications Services

        We offer a comprehensive range of communications services, which currently include the following:

  •
  Switched Services. We pioneered and developed the Softswitch—a distributed computer system that emulates the functions performed by traditional circuit switches—which enables us to control and process voice and data calls over an Internet Protocol network. Through our acquisition of WilTel Communications, we also offer several traditional circuit switch-based voice services. Our Switched Services include the following.

  •
  Level 3 Voice Termination. Level 3 Voice Termination consists of long distance origination, transport and termination services, offered over a combination of a circuit switch and Softswitch technologies. These services are offered primarily to inter-exchange carriers (IXCs), local phone companies and voice over IP providers.

  •
  Level 3 Toll Free. Level 3 Toll Free consists of services that terminate toll free calls that are originated or placed on the traditional telephone network. These toll free calls are carried over either a circuit switch or Softswitch network and delivered to customers in Internet Protocol or traditional TDM format. Customers for these services include call centers, conferencing providers, and voice over IP providers.

  •
  Level 3 International Voice Termination. Level 3 International Voice Termination service offers the termination of international voice traffic. Customers for these services include local phone companies, IXCs, international carriers and voice over IP providers.

    •
    Level 3VoIP Enhanced Local. Level 3 VoIP Enhanced Local is a VoIP solution that enables broadband cable operators, IXCs, voice over IP providers, and other companies operating their own switching infrastructure to launch IP-based local and long-distance voice to residential and business customers via any broadband connection. With the purchase of Level 3 VoIP Enhanced Local service, a customer obtains the essential building blocks required to offer residential or business voice over IP phone service such as local phone numbers, local number portability, local and long distance calling, E-911, operator assistance, directory listings, and directory assistance.

    •
    Level 3 Local Inbound. Level 3 Local Inbound service terminates traditional telephone network originated calls to Internet Protocol termination points. Customers, such as call centers, conferencing providers, and voice over IP service providers, can obtain telephone numbers from us or port-in local telephone numbers that the customer already controls. These local calls are then converted to IP and transported over our MPLS enabled backbone to a customer's IP voice application at a customer-selected IP voice end point.

    •
    Level 3 E-911 Direct. Level 3 E-911 Direct is a portfolio of E-911, or Enhanced 911, solutions, including a fixed-location solution with network connections to public safety answering points or PSAPs that serve approximately 69 percent of all U.S. households, and a solution for nomadic voice over IP providers that takes advantage of the same network connections as the fixed-location solution. Enhanced 911 service allows an emergency services operator to automatically receive information related to a 911 caller's registered address and callback phone number. A nomadic voice over IP provider is a company that permits its end user customer to use VoIP services from more than one location. Level 3 E-911 Direct provides the network capabilities that route and complete 911 calls to appropriate selective routers and PSAPs on the traditional telephone 911 network. PSAPs are provided with calling information that allows them to query appropriate databases to determine the subscriber's registered address and call-back number. When used with the services provided by a third party VoIP Positioning Center, or VPC, to collect, update and report subscriber location information, our Level 3 E-911 Direct service enables VoIP service providers to supply 911 services to their subscribers. Level 3 E-911 Direct works in conjunction with Level 3 VoIP Enhanced Local and Level 3 Local Inbound services as well as on a stand alone basis.

    •
    Level 3 Managed Modem. Level 3 Managed Modem is an outsourced, turn-key infrastructure solution for the management of dial up access to the public Internet. ISPs comprise a majority of the customer base for Level 3 Managed Modem and are provided a fully managed dial up network infrastructure. As part of this service, Level 3 arranges for the provision of local network coverage, dedicated local telephone numbers, racks and modems as well as dedicated connectivity from the customer's location to the Level 3 Gateway facility.

  •
  Network and Internet Services. We offer wholesale-oriented communications services to enable large scale networks and high speed access to the Internet. We offer a portfolio of data communications services ranging from basic network infrastructure components such as dark fiber, wavelength, and private line services to higher level routed data services such as Ethernet, Internet Transit and IP VPN. Our Network and Internet Services include the following.

  •
  Transport Services. Transport services include wavelengths (Level 3 Intercity Wavelength Services and Level 3 Metro Wavelength Services) and private lines (Level 3 Intercity Private Line Services and Level 3 Metro Services). These services are available across our metropolitan and intercity fiber network. Wavelength services provide unprotected point-to-point connections of a fixed amount of bandwidth using a particular color of light on the fiber network. Wavelength services are available at 2.5 Gbps and 10 Gbps speeds, which represent the largest capacity of dedicated transport services. This service offering targets customers that require significant amounts of bandwidth, desire more direct control and provide their own network management. Private line services are also point to point connections of dedicated bandwidth but usually include SONET or SDH protection to provide resiliency to fiber or equipment outages. We also offer private line services on an "unprotected" basis, meaning the customer is responsible for providing additional resiliency, if needed. Private line services are available in a range of speeds: DS-1 (1.5 Mbps), DS-3, OC-3, OC-12 and OC-48, as well as SDH equivalents. Customers generally use our transport services to create their own SONET/SDH, ATM and IP networks. We typically offer transport services in annual contracts with monthly payments or long-term pre-paid agreements.

      Level 3 also provides transport services within our transatlantic cable system connecting North America and Europe as well as via leased bulk capacity on other transoceanic systems. "International Backhaul" transport services, interconnecting cable landing stations and the terrestrial North American and European networks, are also available.

    •
    High Speed Internet Protocol (IP) Service. Level 3 operates one of the largest international Internet backbones providing connectivity among customer IP, content and application networks. Built on our own intercity and metropolitan networks in North America and Europe, we provide customers with high performance, reliability and scalability. Access to the Internet is enabled through interconnection among our customers across our network as well as interconnections with other Internet Service provider "peers." Level 3 High Speed IP offers a wide range of Ethernet and SONET access port speeds such as 100BaseT, GigE, DS-1, DS-3, OC-3 and OC-12, OC-48 and 10 GigE.

    •
    Ethernet and VPN Services. Built on our optical transport and MPLS networks, we offer customers the ability to create private point-to-point, point-to-multipoint, and full-mesh networks based on Ethernet and IP VPN, ATM and Frame Relay technologies. These services allow service providers, corporations, government entities, and distribution businesses to replace multiple networks with a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single or converged network. The service allows the customer to achieve this convergence without sacrificing the quality of service or security levels of traditional dedicated transport offerings. These solutions are used for service provider and corporate data and voice networks, data center networking, disaster recovery and out-of-region or redundant customer connectivity for other service providers. These services include Level 3 Ethernet VPN, Level 3 IP VPN, Level 3 Metro Ethernet Private Line, Level 3 ATM, and Level 3 Frame Relay.

    •
    Colocation Service. We offer high quality, data center space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment. At our colocation sites, we offer high-speed, reliable connectivity to our network and to other networks, including metro and intercity networks, the traditional telephone network and the Internet. Critical components of this service offering are reliable AC/DC power, emergency back-up generator power, equipment cooling and fire protection. These sites are monitored and maintained 24 hours a day and incorporate advanced badge and biometric security access. We believe that our ability to complement a full range of communications services and a broad number of quality data center space enables customers to build complete telecommunication and application solutions with us.

    •
    Dark Fiber Service. Level 3 Intercity Dark Fiber and Level 3 Metro Dark Fiber provide carriers, service providers, government entities and large enterprises a complete infrastructure when a fiber solution is required based on unique applications, control or scale requirements. The services include fiber, colocation space in our Gateway and in our network facilities, power and physical operations and maintenance of the fiber and associated infrastructure.

    •
    Professional Services. With Level 3 Professional Services, we offer field technical support services 24 hours a day to companies wishing to outsource their telecommunications equipment support at locations across North America and Europe. Customers can realize improved response time and cost savings using Level 3's personnel instead of hiring their own dedicated technicians. We also provide design, implementation and ongoing network management services for complex network projects.

  •
  Vyvx's primary products and services include the following.

  •
  Fiber Optic and Satellite Video Transport Services. Vyvx offers various products to provide audio and video feeds over fiber or satellite for broadcast and production customers. These products vary in capacity provided, frequency of use (i.e., may be provided on an occasional or dedicated basis) and price. In 2004, Super Bowl® XXXVIII was the first live broadcast event ever carried using Vyvx's new high definition (HD) transport product.

  •
  Advertising Distribution Services. These services include the following. Audio Distribution, where Vyvx sends radio spots to stations via electronic and physical distribution. Spots are distributed to over 10,500 stations in North America via the Internet using no proprietary hardware. Video Distribution, where Vyvx has the capability to deliver video content electronically and physically to television stations, broadcast networks and cable networks across the United States. Its electronic reach covers more than 1,800 destinations.

  •
  Storage. Vyvx offers secure storage of media components in Vyvx's climate-controlled storage facilities located in Burbank, California, Chicago, Illinois and Newark, Delaware.

        For a discussion of our communications revenue, please see Management's Discussion and Analysis of Financial Condition and Results of Operations appearing later in this Form 10-K. Our management continues to review our existing lines of business and service offerings to determine how those lines of business and service offerings assist with our focus on the delivery of communications and information services and meeting our financial objectives. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications and information services or with obtaining financial objectives, we may exit those lines of business or stop offering those services.

Distribution Strategy

        Our communications services sales strategy is to utilize a direct sales force focused on companies with high bandwidth and/or voice requirements. These businesses include incumbent local exchange carriers, established next generation carriers, international carriers also known as PTTs, major ISPs, broadband cable television operators, major interexchange carriers, wireless carriers, systems integrators, governments, emerging VoIP service providers, calling card providers, conferencing providers, call centers and media and entertainment content providers. Providing continually declining bandwidth costs to these companies is at the core of our market enabling strategy.

        Beginning in 2001, we changed our communications services customer focus to the top global users of bandwidth capacity. These top customers tend to be financially more viable than certain Internet early stage companies. We have in place policies and procedures to review the financial condition of potential and existing customers. We apply these procedures to determine whether collectibility is probable prior to the time that we begin delivering services to a customer. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, we will not recognize revenue attributable to that customer until we receive cash. Based on these policies and procedures, we believe our exposure to collection risk within the communications business and the possible effect on our financial statements is limited. We are not immune from the effects of possible downturns in the economy and specifically the telecommunications industry; however, we believe the concentration of credit risk with respect to receivables is mitigated due to the dispersion of our customer base among geographic areas and remedies provided by terms of contracts and statutes.

        We also offer communications services to enterprises and consumers through third party distributor relationships. We are focusing these relationship development efforts on those systems integrators, PTTs, broadband cable television operators, ISPs and enhanced service providers that are used by our targeted customers, as many of these companies have significant direct relationships with end users. We believe that our ability to fill the gaps in geographic coverage and service offerings that many of these distributors have presents us with an attractive means of increasing the addressable market for our communications services.

        For the year ended December 31, 2005, two customers (determined as a combination of affiliated customers) accounted for more than 10% of our communications revenue. Revenue attributable to Time Warner Inc. and subsidiaries, including America Online, on an aggregate basis, represented approximately 18% of communications revenue and Verizon Communications, Inc. and its affiliates represented approximately 14% of communications revenue. If we would lose one or more major customers, or if one or more major customers significantly decreased its orders for our services, our communications business would be materially and adversely affected. For the year ended December 31, 2005, our top ten communications services customers accounted for approximately 54% of our total communications revenue.

        Vyvx sells to media content service providers and businesses that use media content as a component of their business. It does not compete with its media customers for retail end-users. It has approximately 2,000 customers, including major broadcast and cable television networks, news services, professional and collegiate sports organizations, advertising agencies and their advertisers, television companies and movie production companies. Approximately 61% of Vyvx's 2005 revenue was derived from its top 10 customers. Fox Entertainment Group, Inc. and its parent company The News Corporation Limited, through their various news, sports and entertainment businesses, accounted for approximately 22% of Vyvx's revenues and Time Warner, Inc. accounted for 12% of Vyvx's revenues.

        Vyvx has sales personnel located in eight states and the District of Columbia to provide service to its domestic and international customers. The largest sales offices are in New York, New York and Burbank, California, where many of Vyvx's largest customers are based.

Business Support Systems

        In order to pursue our sales and distribution strategies, we have developed and are continuing to develop and implement a set of integrated software applications designed to automate our operational processes. Through the development of a robust, scalable business support system, we believe that we have the opportunity to develop a competitive advantage relative to traditional telecommunications companies. In addition, we recognize that for the success of certain of our services that some of our business support systems will need to be easily accessible and usable directly by our customers.

        Key design aspects of the business support system development program are:

  •
  integrated modular applications to allow us to upgrade specific applications as new services are available;

  •
  a scalable architecture that allows our customers and distributors direct access to certain functions that would otherwise have to be performed by our employees;

  •
  phased completion of software releases designed to allow us to test functionality on an incremental basis;

  •
  "web-enabled" applications so that on-line access to order entry, network operations, billing, and customer care functions is available to all authorized users, including our customers;

  •
  use of a tiered, client/server architecture that is designed to separate data and applications, and is expected to enable continued improvement of software functionality at minimum cost; and

  •
  use of pre-developed or "shrink wrapped" applications, where applicable, which will interface to our internally developed applications.

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

        As of December 31, 2005, we had entered into approximately 170 interconnection agreements. We may be required to negotiate new or renegotiate existing interconnection agreements as we expand our operations in current and additional markets in the future and as existing agreements expire or are terminated.

        Our peering agreements with ISPs are necessary in order for us to exchange traffic with those ISPs without having to pay transit costs. We are considered a Tier 1 Internet Service Provider and have settlement free peering arrangements with all Tier 1 ISPs in North America and Europe. The basis on which the large national ISPs make peering available or impose settlement charges is evolving as the provision of Internet access and related services has expanded.

Employee Recruiting and Retention

        As of December 31, 2005, we had approximately 4,800 employees in the communications portion of our business and information services had approximately 1,200 employees, for a total of approximately 6,000 employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

        As part of our efforts to satisfy the need to attract, retain and motivate the individuals who possess the skills necessary to grow our business, management and our Compensation Committee of the Board believe that our compensation programs should reflect our compensation philosophy. This philosophy includes the following core beliefs:

  •
  employee ownership demonstrates an economic stake in our business that aligns employees' interests with those of our stockholders;

  •
  employees should share appropriately with investors in the value that their results help to create;

  •
  compensation principles are broad based and intended to be appropriate across business groups—communications and information services—and within each business group, provide all employees with the opportunity to participate in compensation programs based on the value that they help to create; and

  •
  compensation programs should be based on creating long-term value which is best measured by stock price performance.

        We believe that short-term financial rewards alone are not sufficient to attract and retain qualified employees and that a properly designed long-term compensation program is a necessary component of employee recruitment and retention. Additionally, our philosophy is to pay annual cash salary compensation that is competitive and a performance based cash bonus that is above market for performance that is above market. In addition, employees may, from time to time, receive additional cash bonus compensation related to that individual's contribution to results achieved under special initiatives or programs.

        Our Compensation Committee also believes that a critical component of our compensation philosophy is having the ability to provide appropriate incentives to employees through a long term incentive program that is tied to stock price performance. We currently have a long-term incentive (LTI) program that provides for two types of equity awards that are granted in equal amounts. The first type of equity vehicle is an innovative stock-indexed option referred to as an Outperform Stock Option or OSO, which is administered under our 1995 Stock Plan, as amended. The second type of equity award is restricted stock units, that vest over a period of years, depending on the participant's continued employment and the terms of the specific grant. The restricted stock units are currently granted on an annual basis. We believe that a blended equity vehicle of OSOs and RSUs allows us to accomplish several objectives including providing an "outperformance" element through the OSO grants that is balanced by the retention element provided by RSUs.

        OSOs are currently designed to provide our employees with the incentive to maximize stockholder value and to reward employees only when the price of our common stock outperforms the S&P 500® Index between the date of grant and the date that the OSO is exercised. OSOs generally have a four year life and vest 50% at the end of the first year after grant, with the remaining 50% vesting in four equal quarterly installments so that the OSOs are fully vested by the end of the second year after grant.

        OSOs have an initial exercise price that is equal to the closing market price of our common stock on the trading day immediately prior to the date of grant. This exercise price is referred to as the Initial Price. When an employee elects to exercise an OSO, the Initial Price is adjusted upward or downward—as of the date of that exercise—by a percentage that is equal to the aggregate percentage increase or decrease in the S&P 500® Index over the period beginning on the date of grant and ending on the trading day immediately preceding the date of exercise of the OSOs. The Initial Price, however, can not be adjusted below the closing price of our common stock on the day that the OSO was granted.

        Since a core belief of our compensation philosophy is to have employees share appropriately with our stockholders in the value that the employees' efforts create, the value of the OSO will increase as the price of our common stock increases relative to the performance of the S&P® 500 Index over time. This increase in value is attributable in part to the use of a "success multiplier."

        The following modifications, affecting August 19, 2002, and later grants, were made to the OSO program:

  •
  OSO targets are communicated in terms of number of OSOs rather than a theoretical dollar value.

  •
  The success multiplier is up to four times the adjusted value of the OSO.

  •
  Awards vest over 2 years and have a 4-year life. Fifty percent of an award vests at the end of the first year after grant, with the remaining 50% vesting over the second year (12.5% per quarter).

        The mechanics for determining the value of an individual OSO award are described below:

        The initial strike price, as determined on the day prior to the OSO grant date, is adjusted over time (the "Adjusted Strike Price"), until the exercise date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500® Index from the date of grant to the date of exercise. The value of the OSO increases for increasing levels of outperformance. OSOs granted prior to August 19, 2002, have a multiplier range from zero to eight depending upon the performance of our common stock relative to the S&P 500® Index as shown in the following table. OSOs granted August 19, 2002, and later have a multiplier range from zero to four depending upon the performance of our common stock relative to the S&P 500® Index as shown in the following table.

	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
If Level 3 Stock Outperforms the S&P 500® Index by:	Pre August 19, 2002 Grants	August 19, 2002 and Later Grants
0% or Less	0.00	0.00
More than 0% but Less than 11%	Outperformance percentage multiplied by 8/11	Outperformance percentage multiplied by 4/11
11% or More	8.00	4.00

        The Pre-multiplier gain is our common stock price minus the Adjusted Strike Price on the date of exercise.

        Our 1995 Stock Plan, as amended, affords our Compensation Committee flexibility to use a variety of means to provide the appropriate incentives as part of a long term compensation program. From time to time, our Compensation Committee evaluates the structure of our LTI program and those groups of employees that participate in the LTI program. Our Compensation Committee from time to time may make modifications to these programs to reflect the changing needs related to attracting, retaining and motivating our employees. These changes may be based, in part, on market conditions and the LTI program of competitors. As new LTI instruments are frequently developed and since the tax and accounting treatment of various instruments are subject to change over time, management and the Compensation Committee regularly review our compensation programs to determine whether these programs are accomplishing our goals in the most cost effective manner.

        In addition to our LTI program, employees also have the opportunity to receive grants of shares of Level 3 common stock through our 401(k) Plan's employer matching contribution which equals up to 100% of 7% of eligible earnings or regulatory limits for communications business employees' and up to 50% of 6% of eligible earnings or regulatory limits for Software Spectrum employees. For the year ended December 31, 2005, the Company also approved a 3% discretionary grant to eligible employees, that will be deposited in their share accounts. Employees of WilTel Communications that participate in the WilTel 401(k) Plan receive an employer matching cash contribution of up to 100% of 6% of eligible earnings or regulatory limits, which is invested in the same investment funds selected by participants for employee contributions.

        Historically, all employees in the communications portion of our business and certain employees of Software Spectrum have participated in our LTI program. During the period of the integration of WilTel Communications employees, these employees will not participate in our LTI Program.

        For a description of the accounting treatment of our OSOs, please see our Notes to the Consolidated Financial Statements that are included in this Form 10-K.

Competition

        The communications industry is highly competitive. A number of factors in recent years have increased the number of competitors in the market. First, the Telecommunications Act of 1996 created opportunities for non-incumbent providers to enter the marketplace. Second, the capital markets responded by making funding more available to new and existing competitors. Third, enthusiasm over the opportunities created by the rapid developments of the Internet led investors and market participants in general to overestimate the rate at which demand for communications services would grow. Finally, the emergence of new IP-based services has created prospects for new entrants with non-traditional business models to compete with legacy providers.

        We believe that a confluence of these factors created an unsustainable level of competition in the market. We believe that this was evidenced by both the number of competitors vying for similar business and by the amount of inventory or capacity each brings to the market for many services. The result of these actions was an oversupply of capacity and an intensely competitive environment.

        We do not believe the current industry structure can be sustained over the long-term. With the growth of communications demand, excess capacity will be absorbed over some timeframe. Similarly, some form of industry consolidation will continue to occur based on underlying economics. Given the large ongoing fixed costs associated with operating a backbone network, we believe that the natural industry structure will evolve to a more limited number of competitors with each having high traffic scale across their networks.

        While we believe that the long-run industry structure will evolve toward that described above, uncertainty surrounds how the existing competitive landscape will evolve toward this new structure. For example, while a number of next-generation and incumbent providers have entered and emerged from bankruptcy protection, we believe these competitors are still operating fundamentally poor business models, have severe resource constraints, and are unlikely to be long-term survivors in their current forms. In addition, the ultimate impact of the recently completed transactions between AT&T and SBC Communications (henceforth AT&T) and MCI and Verizon (henceforth Verizon) is yet to be known.

        We believe that each competitor's long-run success in the market will be driven by its available resources (for example, financial, personnel, marketing, customers) and the effectiveness of its business model (for example, service focus and mix, cost effectiveness, ability to adapt to new technologies, channel effectiveness). We recognize that many of our existing and potential competitors in the communications industry have resources significantly greater than ours.

        Our primary competitors are long distance carriers, incumbent local exchange carriers, competitive local exchange carriers, PTTs and other companies that provide communications services. The following information identifies key competitors for each of our product offerings.

        Our key competitors for our managed modem services are other providers of dial up Internet access including Verizon and Qwest Communications. In addition, the key competitors for our voice service offerings are other providers of wholesale communications services including AT&T, Verizon, Sprint and certain regional Bell operating companies and competitive local exchange carriers.

        For our IP and Data services, we compete with companies that include Verizon, Sprint, AT&T and Qwest Communications in North America, and Sprint, Verizon, France Telecom and Deutsche Telecom in Europe.

        For transport services, our key competitors in the United States are other facilities based communications companies including AT&T, Verizon, Sprint and Qwest Communications. In Europe, our key competitors are other carriers such as PTTs, Telia International, Colt Telecom Group plc, Verizon, and Global Crossing.

        Our key competitors for our colocation services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. In the United States, these companies include AT&T, Savvis Communications, Equinix, Switch & Data and Qwest Communications. In Europe, competitors include Global Switch, InterXion, Redbus, Telecity and Telehouse Europe.

        The communications industry is subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which we plan on providing. Accordingly, in the future our most significant competitors may be new entrants to the communications and information services industry, which are not burdened by an installed base of outmoded or legacy equipment.

        We believe that no single competitor currently exists that offers all of the services being offered by Vyvx. The competitors that Vyvx encounters in the marketplace have historically offered only one or two of Vyvx's products.

Regulation

  Federal Regulation

        The Federal Communications Commission (FCC) has jurisdiction over interstate and international communications services, among other things. The FCC imposes extensive regulations on common carriers that have some degree of market power such as incumbent local exchange carriers (ILECs). The FCC imposes less regulation on common carriers without market power, such as us. The FCC permits these non-dominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities and to provide or resell telecommunications services, between the United States and international points. We have obtained FCC approval to land our transatlantic cable in the United States. We have obtained FCC authorization to provide international services on a facilities and resale basis. Under the Telecommunications Act of 1996 (1996 Act), any entity, including cable television companies, electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the 1996 Act is subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still uncertainty as to what impact it will have on us. The 1996 Act is intended to increase competition. Among other things, the 1996 Act opens the local exchange services market by requiring ILECs to permit competitive carriers to interconnect to their networks at any technically feasible point and requires them to lease certain parts of their networks at FCC-regulated (generally cost based) rates; it also establishes requirements applicable to all local exchange carriers. Examples include:

  •
  Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

  •
  Resale. Requires all ILECs and CLECs to permit resale of their telecommunications services without unreasonable or discriminatory restrictions or conditions. In addition, ILECs are required to offer for resale wholesale versions of all telecommunications services that the ILEC provides at retail to subscribers that are not telecommunications carriers at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.

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

        On February 4, 2005, the FCC issued its latest Triennial Review Remand Order which modified the unbundling obligations for ILECs. Under certain circumstances the FCC removed an ILEC's unbundling obligations with regard to high capacity local loops and dedicated transport and eliminated the obligation to provide local switching. Under the FCC's new rules, the availability of high capacity loops and transport will depend upon new tests based on the capacity of the facility, the business line density of incumbent wire centers, and the existence of collocated fiber providers in incumbent wire centers. The FCC required that the ILECs identify the specific wire centers that will be affected. Until the accuracy of the ILEC's response is confirmed, it is not possible to predict the degree to which the new rules regarding loops and transport will affect us. To the limited extent that we rely upon unbundled network elements, therefore, we cannot at this time assess how the new rules will effect our business.

        The FCC recently released a Notice of Proposed Rulemaking ("NPRM") to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules, as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and/or remove from price caps regulation special access service in a defined geographic area (Phase II pricing flexibility) based on showings of competition. In the NPRM the FCC tentatively concludes to continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but undertakes an examination of whether the current triggers for pricing flexibility accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of ILEC special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. Given the early phase of the proceeding, we cannot predict the impact, if any, the NPRM will have on our network cost structure.

        The 1996 Act also codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation.

        As of August 1, 2001, our tariffs for interstate end user services were eliminated and our tariffs for international interexchange services were eliminated on January 28, 2002. Our rates must still be just and reasonable and nondiscriminatory. Our state tariffs remain in place. We have historically relied primarily on our sales force and marketing activities to provide information to our customers regarding these matters and expect to continue to do so. Further, in accordance with the FCC's orders we maintain a schedule of our rates, terms and conditions for our domestic and international private line services on our web site.

        Beginning in June 1997, every RBOC advised CLECs that they did not consider calls in the same local calling area from their customers to the CLEC's ISP customers to be local calls under the interconnection agreements between the RBOCs and the CLECs. The RBOCs claimed that these calls are exchange access calls for which exchange access charges would be owed. The RBOCs claimed, however, that the FCC exempted these calls from access charges so that no compensation is owed to the CLECs for transporting and terminating such calls. As a result, the RBOCs threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, almost all state commissions that have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings have determined that reciprocal compensation is owed for such calls. Reviewing courts have upheld the state commissions in almost all decisions rendered to date on appeal. On February 25, 1999, the FCC issued a Declaratory Ruling on the issue of inter-carrier compensation for calls bound to ISPs. The FCC ruled that the calls are jurisdictionally interstate calls, not local calls.

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

        The FCC has an open rulemaking proceeding to address intercarrier compensation, including compensation for traffic to ISPs. In addition to the numerous proposals regarding intercarrier compensation obligations, a number of industry groups have been trying to negotiate a plan that would bring all intercarrier compensation and access charges to a unified rate over a negotiated transition period. It is too early to understand the impact any plan may have if it is adopted by the FCC on either our reciprocal compensation or access revenues or our interconnection obligations.

        Prior to 2004, we entered into agreements providing for payment of compensation for terminating ISP-bound traffic with Verizon, in its former Bell Atlantic operating territory, with SBC Corporation for the 13-state operating territory that includes its affiliates Pacific Bell, Southwestern Bell, Ameritech and Southern New England Telephone, and with BellSouth in its nine-state operating territory. We also entered into interconnection agreements with Qwest, Cincinnati Bell Telephone, and Sprint that reflect the intercarrier compensation rates adopted by the FCC in its ISP Remand Order. Given the general uncertainty surrounding the effect of the FCC decisions, appeals, and the remand, we may have to change how we treat the compensation we receive for terminating calls bound for ISP-bound traffic if the agreements under which compensation is paid provides for the incorporation of changes in FCC rules and regulations.

        In May 2004, we reached a new interconnection agreement with Bell South that incorporated the terms of the ISP Remand Order. In September 2004, we and Verizon amended our existing interconnection agreement to establish intercarrier compensation terms. In late 2003, we reached an agreement with SBC continuing payment for the exchange of ISP-bound traffic that could run through the end of 2004. In February 2005, we and SBC agreed to successor interconnection agreements which cover the payment for the exchange of ISP-bound traffic.

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

  State Regulation

        The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures. Because the implementation of the 1996 Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services will be realized.

        State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. A portion of our traffic may be classified as intrastate telecommunications and therefore subject to state regulation. We expect that we will offer more intrastate telecommunications services (including intrastate switched services) as our business and product lines expand. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. We currently are authorized to provide telecommunications services in all fifty states and the District of Columbia. In addition, we will be required to obtain and maintain interconnection agreements with ILECs where we wish to provide service. We have approximately 170 interconnection agreements with limited terms. We expect that we should be able to negotiate or otherwise obtain renewals or successor agreements through adoption of others' contracts or arbitration proceedings, although the rates, terms, and conditions applicable to interconnection and the exchange of traffic with certain ILECs could change significantly in certain cases. The degree to which the rates, terms, and conditions may change will depend not only upon the negotiation and arbitration process and availability of other interconnection agreements, but will also depend in significant part upon state commission proceedings that either uphold or modify the current regimes governing interconnection and the exchange of certain kinds of traffic between carriers. In May 2004, we reached agreement on new interconnection agreements with BellSouth in all 9 of the BellSouth states. In September 2004, we reached new interconnection agreements with Verizon, and with SBC in February 2005.

        States also often require prior approvals or notifications for certain transfers of assets, customers or ownership of certificated carriers and for issuances by certified carriers of equity or debt.

  Local Regulation

        Our networks will be subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county-by-county and state-by-state basis. To install our own fiber optic transmission facilities, we need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured may not be available to us on economically reasonable or advantageous terms.

Regulation of Voice over Internet Protocol (VoIP)

  Federal and State

        Due to the growing acceptance and deployment of VoIP services, the FCC and state public utility commissions are conducting regulatory proceedings that could affect the regulatory duties and rights of entities such as us or our affiliates that provide IP-based voice applications. There is regulatory uncertainty as to the imposition of access charges and other taxes, fees and surcharges on VoIP services that use the public switched telephone network. There is regulatory uncertainty as to the imposition of traditional retail, common carrier regulation on VoIP products and services. The FCC has initiated a rulemaking proceeding to consider changes in FCC rules for IP-based voice services. While preserving its right to address certain matters prior to conclusion of the rulemaking, the FCC has indicated that this rulemaking may address, among other things, 911 requirements, disability access requirements, access charges, and universal service requirements.

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

        On September 22, 2003, Vonage Holdings Corporation or Vonage filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, or vice versa, are interstate information services not subject to state regulation under the federal Communications Act and existing FCC rules. On November 10, 2004, the FCC adopted an order ruling that Vonage's service was an interstate service not subject to state regulation. The FCC did not rule whether the service is only an information service that is not subject to Title II under the Act. Appeals were filed in a number of circuits, which appeals were consolidated and assigned to the U.S. Court of Appeals for the 8th Circuit. Oral arguments were heard on Jan. 12, 2006. A decision is pending. Until a decision is released, we cannot predict how a ruling might affect our provision of VoIP services.

        On June 3, 2005, the FCC issued an order requiring all interconnected VoIP providers to deliver enhanced 911 capabilities to their subscribers by no later than November 28, 2005. We have modified our service offerings to VoIP providers in order to assist those providers in complying with the FCC mandate. Many of our customers have filed for partial or complete waivers or extensions of time with respect to the 911 order, and other companies have filed appeals challenging the timeframe within which the FCC ordered compliance. Meanwhile, we are continuing to work with our customers and with public safety officials nationwide in an effort to meet the FCC's 911 requirements. In addition, in this appeal, filed on behalf of a number of Interconnected VoIP Providers, the parties objected to the Commission's requirement to deploy emergency services for nomadic VoIP services. That action is proceeding. Until a final decision is issued, we cannot predict how its outcome will affect customer demand for our 911 services. Those requests for waivers and appeals are pending.

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

        The California Public Utilities Commission or CPUC, on February 11, 2004, initiated a rulemaking about the appropriate regulatory framework to govern VoIP. Among the issues the CPUC may consider is whether VoIP is subject to CPUC's regulatory authority, including whether VoIP providers should be required to contribute to state universal service programs, whether VoIP providers should be required to pay intrastate access charges, whether VoIP should be subject to basic consumer protection rules, and whether exempting VoIP providers from requirements applicable to traditional voice providers would create unfair competitive advantages for VoIP providers.

        We cannot predict the outcome of any of these petitions and regulatory proceedings or any similar petitions and regulatory proceedings pending before the FCC or state public utility commissions. Moreover, we cannot predict how their outcomes may affect our operations or whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.

        The Communications Act requires that every telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, and the FCC also requires providers of non-common carrier telecommunications to contribute to universal service, subject to some exclusions and limitations. At present, these contributions are calculated based on contributors' interstate and international revenue derived from U.S. domestic end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. Pursuant to federal regulations, we pay these contributions. The amount of our contributions can vary based upon the total amount of federal universal service support being provided under the FCC's federal mechanisms and associated administrative expenses, the methodology used by the FCC to calculate each carrier's contributions, and, at present, the proportion of our assessable interstate and international revenue derived from our domestic end users for telecommunications or telecommunications services to, for all contributors, the total amount of assessable interstate and international revenue derived from domestic end users for telecommunications or telecommunications services. The extent to which our services are viewed as telecommunications/ telecommunications services or as information services will also affect our contributions.

        The FCC seeks comment on how to further reform the manner in which the FCC assesses carrier contributions to the universal service fund. We are unable to predict the changes, if any, the FCC will adopt and the cumulative effect of any such changes on our total universal service contribution payments.

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

        The United Kingdom was one of the first countries to fully implement the European Union's new framework for electronic communications, which it did by July 25, 2003. At that time, certain provisions of the United Kingdom's Telecommunications Act of 1984 were repealed. Pursuant to that framework, the licensing regime was replaced with a general authorization. Our existing licenses were canceled and replaced with a general authorization.

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

        While the Ofcom, the United Kingdom regulator, has established technical standards and interconnection rights for VoIP service providers, it has recently opened a consultation to assess the appropriate allocation of phone numbers to VoIP providers. We cannot predict the result of this proceeding and how it will affect our ability to provide services.

        As we expand the deployment of our VoIP applications in Europe, we will have to consider the appropriate regulatory requirements for each nation before deploying services.

  Canadian Regulation

        The Canadian Radio-television and Telecommunications Commission, or the CRTC, has jurisdiction to regulate long distance telecommunications services in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the regional telephone companies, bringing significant competition to this industry for both domestic and international long distance services, but also lessening regulation of domestic long distance companies. Resellers, which, as well as facilities based carriers, now have interconnection rights, but which are not obligated to file tariffs, may not only provide transborder services to the U.S. by reselling the services provided by the regional companies and other entities but also may resell the services of the former monopoly international carrier, Teleglobe Canada or Teleglobe, including offering international switched services provisioned over leased lines. Although the CRTC formerly restricted the practice of "switched hubbing" over leased lines through intermediate countries to or from a third country, the CRTC lifted this restriction. The Teleglobe monopoly on international services and undersea cable landing rights terminated as of October 1, 1998, although the provision of Canadian international transmission facilities based services remains restricted to "Canadian carriers" with majority ownership by Canadians. Ownership of non-international transmission facilities are limited to Canadian carriers but we can own international undersea cables landing in Canada. We cannot, under current law, enter the Canadian market as a provider of transmission facilities based domestic services. In 2003, two committees of the Canadian House of Commons issued conflicting recommendations on whether to lift the foreign ownership restrictions that prohibit carriers like us from owning intra-Canadian transmission facilities. If the ownership restrictions are repealed, we anticipate that we will be able to expand our operations and service offerings in Canada. Recent CRTC rulings address issues such as the framework for international contribution charges payable to the local exchange carriers to offset some of the capital and operating costs of the provision of switched local access services of the incumbent regional telephone companies, in their capacity as ILECs, and the new entrant CLECs.

        While competition is permitted in virtually all other Canadian telecommunications market segments, we believe that the regional companies continue to retain a substantial majority of the local and calling card markets. Beginning in May 1997, the CRTC released a number of decisions opening to competition the Canadian local telecommunications services market, which decisions were made applicable in the territories of all of the regional telephone companies. As a result, networks operated by CLECs may now be interconnected with the networks of the ILECs. Transmission facilities based CLECs are subject to the same majority Canadian ownership "Canadian carrier" requirements as transmission facilities based long distance carriers. CLECs have the same status as ILECs, but they do not have universal service or customer tariff-filing obligations. CLECs are subject to certain consumer protection safeguards and other CRTC regulatory oversight requirements. CLECs must file interconnection tariffs for services to interexchange service providers and wireless service providers. Certain ILEC services must be provided to CLECs on an unbundled basis and subject to mandatory pricing, including central office codes, subscriber listings, and local loops in small urban and rural areas. For a five-year period, certain other important CLEC services must be provided on an unbundled basis at mandated prices, notably unbundled local loops in large, urban areas. ILECs, which, unlike CLECs, remained fully regulated, are subject to price cap regulation in respect of their utility services and these services must not be priced below cost. Interexchange contribution payments are now pooled and distributed among ILECs and CLECs according to a formula based on their respective proportions of residential lines, with no explicit contribution payable from local business exchange or directory revenue. CLECs must pay an annual telecommunications fee based on their proportion of total CLEC operating revenue. All bundled and unbundled local services (including residential lines and other bulk services) may now be resold, but ILECs need not provide these services to resellers at wholesale prices. Transmission facilities based local and long distance carriers (but not resellers) are entitled to colocate equipment in ILEC central offices pursuant to terms and conditions of tariffs and intercarrier agreements. Certain local competition issues are still to be resolved. The CRTC has ruled that resellers cannot be classified as CLECs, and thus are not entitled to CLEC interconnection terms and conditions. The CRTC conducted a proceeding in 2004 to review issues relating to the introduction of VoIP technology. The CRTC has expressed a number of preliminary views about how it proposes to regulate VoIP services including the view that VoIP services (and service providers) should be regulated according to the CRTC's existing rules. If the preliminary views are confirmed, then the rules for VoIP-based services will depend on the category of service provider (ie., ILEC, CLEC or reseller), the nature of the service and the geographic area in which the service is provided.

Information Services Business

        In connection with our belief that communications services are direct substitutes for existing modes of information distribution, and for other strategic and tactical reasons, during 2002, we entered the businesses of direct marketing of computer software and computer software license management. Today, this business is conducted by our subsidiary Software Spectrum and its subsidiaries, which we refer to collectively as Software Spectrum.

        We believe that companies will, over time, seek information technology operating efficiency by purchasing software functionality and data storage as commercial services procured over broadband networks such as our network or as outsourced services that also use a broadband network for delivery to the customer. We believe that the combination of our network infrastructure and service development capabilities, and Software Spectrum's expertise in software lifecycle management and marketing, as well as strong customer relationships, may position us to benefit as companies change the manner in which they buy and use software capability.

        Through Software Spectrum, we are a leading direct marketer of software and provider of licensing services to corporations. Software Spectrum has sales offices and operations located in North America, Europe and Asia/Pacific. Software Spectrum serves as an attractive, variable-cost sales and marketing channel for software publishers who wish to market, sell and distribute their products while limiting their need to rely exclusively on their own direct sales force. Software Spectrum has established software marketing and resale arrangements with major software publishers, including Adobe Systems, Citrix Systems, Computer Associates, IBM, McAfee, Microsoft, Novell, Sun Microsystems, Symantec and Trend Micro. Software Spectrum focuses on desktop productivity applications and related server, management and security products, such as Microsoft Office, Microsoft Windows, Adobe Acrobat, Microsoft SQL, Citrix MetaFrame® and Symantec Antivirus. Software Spectrum also recently has developed and launched its Media Plane™ software to further assist businesses in managing their software assets.

        Software Spectrum's strategy is to continue to help corporations increase their focus on their performance by improving how they select, purchase and manage software. Software Spectrum will seek to do this principally by leveraging its existing customer relationships, continuing to strengthen its relationships with software publishers, and further expanding its presence in the small-medium business or SMB market. Software Spectrum controls its costs by centralizing its administrative and customer service operations while utilizing a geographically dispersed field sales force strategically located in major business markets worldwide. The majority of Software Spectrum's revenue is derived from sales to large organizations, including Fortune 500® and Fortune Global 500® companies, as well as thousands of mid-sized customers from many industries.

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

        Software Spectrum's website, www.SoftwareSpectrum.com, includes an e-commerce business center which helps customers meet their total procurement, asset management, reporting, standards management and order tracking needs and which provides customers the option of obtaining their software electronically. In addition, the website contains company news and information designed to educate customers about its services, its software titles (including third-party reviews), the publishers it represents and the latest trends in the industry. Software Spectrum conducts online seminars, or webinars, to train its customers on its online services and hosts partner webinars.

        Software Spectrum adapts its product related services to specific customer requests, consults with customers on developing strategies to efficiently select, purchase and manage the customer's investment in software and manages the accurate and timely delivery of products. Software Spectrum provides its customers with information on, advice regarding and assistance with the wide range of available software choices through its marketing, sales and technical staff. For customers electing to standardize desktop software applications or otherwise take advantage of right-to-copy arrangements, Software Spectrum provides licensing agreement services and support. Under licensing agreements, Software Spectrum acts as a designated service provider to sell software licensing rights that permit customers to make copies of a publisher's software program from a master disk and distribute this software within a customer's organization for a fee per copy made. Maintenance agreements entitle customers to updates and upgrades of covered products during the term of the Agreement, typically three years following the software purchase. By utilizing licensing agreements, customers are able to consolidate their worldwide purchases and acquire software under a single master agreement for a given publisher from a global supplier such as Software Spectrum. Increasingly, customers are electing to use enterprise-wide licensing agreements, which give the customer the right to use a particular suite of products offered by a publisher on all desktops across its enterprise. Software Spectrum's licensing consultants can assist customers in selecting the most advantageous form of licensing available based on specific needs or constraints. Among its other services, Software Spectrum offers on-site consultants for large corporations, who provide software selection assistance, software asset management and determination of price and availability of hard-to-find software products.

        Software Spectrum serves an important role in the software industry by providing a service-oriented and cost-effective means for software publishers to market, sell, distribute and provide support for their products. The services provided by Software Spectrum assist publishers by building product awareness, marketing products directly on behalf of publishers to businesses and other organizations. Software Spectrum is also instrumental in the selection, design and implementation of licensing programs for its customers. Software Spectrum believes that maintaining its relationships with software publishers is important to Software Spectrum's future growth and profitability. Software Spectrum often will coordinate product introductions and marketing programs with publishers, which may involve joint regional product seminars and cross selling of selected complementary products. By providing pre-sales services and marketing support, Software Spectrum can obtain competitive discounts from many software publishers, avail itself of marketing funds provided by major publishers and work closely with publisher personnel on various marketing and selling matters such as the introduction of new products, programs and related service opportunities.

        Software publishers sell software to customers both directly and through indirect sales channels. Over time, the sale of software to corporate customers has evolved from a one-time sale of boxed products accompanied by perpetual licenses to complex licensing agreements with associated annual subscription payments. As software sales increasingly consist of licensing agreements that are predominantly sold through indirect sales channels, there is a greater focus by publishers and customers on the licensing knowledge and expertise of the indirect sales channel. Software Spectrum believes that its experience in working with leading software publishers and demanding corporate customers over the last 20 years, as well as its ability to sell software globally, positions it well within the software direct marketing industry.

        Software Spectrum's North American operations are based in Plano, Texas, and Software Spectrum also maintains a product center located in Spokane, Washington. Software Spectrum's European operations are based in Munich, Germany, and Software Spectrum also maintains offices in Holland, Belgium, France, Italy, Spain, Sweden, and the United Kingdom. Software Spectrum's Asia/Pacific headquarters is located in Sydney, Australia. Software Spectrum also has offices in Singapore and Hong Kong. In Japan, Software Spectrum operates through a minority investment in a company named Uchida Spectrum, Inc.

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

Products and Services

  Advice, Information and Education

        Software Spectrum advises, informs and educates its customers regarding the wide range of procurement and licensing choices available to them. Software Spectrum publishes newsletters, service and product brochures and product catalogs, and also provides other timely information coincident with major product releases.

        Software Spectrum authors and provides white papers and consulting advice to its customers to allow customers to realize the potential benefits associated with licensing programs. Software Spectrum provides its customers with a methodology for evaluating their individual software management process and analyzing issues in selecting and implementing the licensing programs offered by various publishers. Software Spectrum's advice is designed to assist customers in selecting a software management plan, including internal distribution services, communicating with end users, reporting and complying with licensing agreements.

        Software Spectrum's customer magazine, In Touch™, provides new product information and case studies from existing customers who are implementing the latest products and technologies from the leading software publishers worldwide and offers news and commentary on industry trends and Company-sponsored seminars and other technology related events. Software Spectrum prepares and distributes a Licensing and Software Management Guide™ which provides the purchasing requirements and qualification restrictions of the numerous licensing publisher programs. Software Spectrum's customers have expressed interest in this publication, which Software Spectrum believes is a result of the potential savings a corporation can realize by utilizing alternative procurement methods provided by this publication Software Spectrum's newsletter, Inside Track™, contains publisher news and is sent to its sales force monthly via email. Software Spectrum's sales force then redistributes the newsletter to customers.

        Software Spectrum's website contains company news and information designed to educate customers about its services, its software titles (including third party reviews), the publishers it represents and the latest trends in the industry. Software Spectrum conducts online seminars, or webinars, to train its customers on its online services and host partner webinars. Additionally, Software Spectrum convenes a global customer roundtable twice a year and schedules other roundtables as part of its publisher marketing.

  Licensing Services

        Software Spectrum's customers can acquire software applications either through licensing agreements or by purchasing boxed products. Over 80% of Software Spectrum's customers purchase their software applications through licensing agreements, which Software Spectrum believes is a result of the ease of administration they provide and their cost effective nature. Licensing agreements, or right-to-copy agreements, allow a customer to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee for each user. For customers, the overall cost of using one of these methods of acquiring software may be substantially less than purchasing boxed products.

        As software publishers choose different procedures for implementing licensing agreements, businesses are faced with a significant challenge to evaluate all the alternatives and procedures to ensure that they select the appropriate agreements, comply with the publishers' licensing terms and properly report and pay for their software licenses. A large, multinational corporation may have over 100,000 users located at multiple locations around the world, increasing the complexity associated with purchasing and managing their software assets. Software Spectrum works closely with its customers to understand their requirements and educate them regarding the options available under licensing agreements.

        Many of Software Spectrum's customers who have elected to purchase software licenses through licensing agreements have also purchased software maintenance, which allows customers to receive new versions, upgrades or updates of software products released during the maintenance period in exchange for a specified annual fee. These fees maybe paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously published software that improve or enhance certain features of the software and/or correct errors found in previous versions. Software Spectrum assists publishers and customers in tracking and renewing these agreements.

        Software Spectrum's proprietary systems support the requirements necessary to service licensing agreements for its customers. Software Spectrum's systems provide individualized customer contract management data, assist customers in complying with licensing agreements and provide customers with necessary reporting information.

  Procurement Services

        Most of Software Spectrum's products are ordered by the customer's procurement or IT department and may be billed to another department of the customer at a different site. These customers can submit orders telephonically, by facsimile or email or through their computer systems via e-commerce capabilities, such as Software Spectrum's electronic data interchange (EDI) capabilities or its website.

        Software Spectrum participates in the electronic procurement arena in order to help customers control costs, streamline the procurement process and improve operational efficiencies. Software Spectrum does this primarily through its website and its Electronic Business-to-Business Partner Program (e-B2B Partner Program):

  •
  Software Spectrum's website. Software Spectrum's website provides tools which allow customers to restrict purchasing only to pre-approved products or allow an administrator at a customer location to give users within that organization access to the customer's online account, but restrict the level of their activity and the features and options available to them. Through its website, Software Spectrum makes available open-order status and purchase activity reports formatted to meet each customer's specifications. Software Spectrum also maintains a suite of Internet-based tools that enable customers to manage their software procurement. For most of its larger customers, Software Spectrum creates customized electronic product catalogs containing product information and pricing. These electronic catalogs are accessed through search engine functionality, which enables customers to quickly locate and compare products they need.

  •
  Software Spectrum's e-B2B Partner Program. Under Software Spectrum's e-B2B Partner Program, Software Spectrum has established relationships with e-procurement providers, such as Ariba, Oracle, Perfect Commerce and SAP to support customers' implementations of the various e-procurement platforms in an effort to streamline procurement processes and improve operational efficiencies.

Fulfillment Services

        Software Spectrum's customers receive the software they purchase in one of three ways:

  •
  directly from the publisher;

  •
  from a distributor; or

  •
  electronically.

        A significant portion of the physical fulfillment of software for Software Spectrum's customers is performed by the publisher, and Software Spectrum has out sourced substantially all of the remaining physical fulfillment of software for its customers to third-party distributors. Under arrangements with such distributors, Software Spectrum obtains distribution services for products purchased directly from the distributors, as well as for odd and hard-to-find products that it purchases elsewhere. Product fulfilled through third party distributors usually ships the same day Software Spectrum receives the order. Electronic software distribution (ESD) supports the fast, convenient delivery of software products between businesses via electronic links such as the Internet. Software Spectrum currently delivers a limited amount of software in this manner and intends to continue to participate in this method of distribution as demand for this service by large organizations emerges and as communication technology improvements enable ESD to become more widely used.

  Media Plane™ Software

        In January 2005, Software Spectrum launched sales of Media Plane™, an integrated software asset management platform that is designed to enable IT organizations to gain better control of their software assets, thereby saving money and ensuring software compliance. Software Spectrum developed the Media Plane™ software after having observed in its primary software direct marketing business that, in spite of investing in software asset management tools, its customers still make unnecessary purchases, fall out of compliance with software licenses, are slow to distribute software to their employees, and do not feel that they are in control of their software asset lifecycle. The Media Plane™ software is designed to help companies manage complex licenses by determining who is entitled to purchase or use a software license, the right media for a license entitlement, how to access the software, how to entitle users, groups and the enterprise to receive the software, and how to manage entitlements going forward. The Media Plane™ software is designed to integrate with a company's internal processes and other asset management technology to allow the company to more efficiently purchase, deploy and manage their software assets.

Sales and Marketing

        Software Spectrum sells and markets its products and services to existing and potential customers through its sales force and the use of printed collateral, web marketing, industry conferences and direct marketing programs. Software Spectrum's sales force consists of account managers, customer account service representatives, field-based sales representatives and sales engineers, as well as its sales marketing and support staff.

        Software Spectrum's field-based account managers are responsible for specific accounts and/or a specific territory, which generally includes major metropolitan areas in one or more countries, states or provinces. Account managers work directly with senior and mid-level procurement managers and IT managers of existing and potential enterprise customers to identify the specific needs of each customer and to facilitate both the purchase of software products and the utilization of Software Spectrum's services by the customer's organization. For national and global accounts, several account managers may work with the customer in different parts of North America, Europe and Asia/Pacific, coordinated by a designated national or global account manager. The number of accounts handled by each account manager depends on the relative size of the accounts and the level of service required by each customer within the assigned territory.

        Software Spectrum's centralized customer account service representatives work with large product accounts, generally with each customer having a dedicated team member as its primary contact. Customer account service representatives, who are based primarily at Software Spectrum's operations centers, handle all aspects of the day-to-day customer account servicing, including common presale questions, customer order placement, order status inquiries, requests for demonstration products for evaluation and searches for hard-to-find products. They also help customers perform many of these functions directly by guiding them through the variety of options available on Software Spectrum's website. This structure enables customer service representatives to develop close relationships with individuals within the customer's organization and to better serve them by being familiar with their account.

        Software Spectrum's field-based sales representatives are responsible for soliciting software business from SMB customers located in major geographic markets. These sales representatives handle the day-to-day customer account servicing for such organizations. Although product price and delivery terms are key factors in SMB organizations, Software Spectrum also provides a broad range of licensing agreement support and services to this category of customers. Initial contact and sales are made typically through field engagement, telephone inquiries, business partner referrals or web-based self-service offerings. In January 2004, Software Spectrum began to increase the size of its sales force targeting SMB customers. Software Spectrum's field-based sales representatives constitute a significant portion of this increased sales force, and Software Spectrum will rely upon them as it seeks to focus its efforts to expand its presence in the SMB market.

        Software Spectrum's sales engineers support the efforts of its account managers, customer account services representatives and field-based sales representatives. These sales engineers have received training from software publishers within an industry segment and advise customers regarding selection of software programs by assisting them in matching the requirements of their technical environments with the various features of available software products.

Support Systems

        Software Spectrum has developed certain proprietary support systems that facilitate the delivery of products and services to its customers and has invested in technology based systems to support the special requirements necessary to service licensing agreements for its customers. Software Spectrum's customized web-based customer service system is written in Microsoft ASP and .NET, provides individualized contract management data, assists customers in complying with the terms of their licensing agreements and provides customers with necessary reporting mechanisms. Using individualized data in this system, in conjunction with Software Spectrum's contract management database, Software Spectrum's representatives can guide a customer through the various purchasing options and assist in administering licensing agreements. The system also provides Software Spectrum's account managers and customer account service representatives with a customer profile, account status, order status and product pricing and availability details.

Products and Distribution

        Software Spectrum markets a full array of software titles for managing, enabling and securing business enterprises. The software products offered by Software Spectrum include all major business programs for the desktop and server environment including strategic product categories for security storage and Web infrastructure. For the year ended December 31, 2005, the top 10 software titles sold by Software Spectrum represented approximately 54% of Software Spectrum's net software sales.

Customers

        In 2005, Software Spectrum served approximately 6,500 corporate customers worldwide, of which over 3,500 are included in Software Spectrum's definition of SMB customers. Software Spectrum's customer base includes corporations, government agencies, educational institutions, non-profit organizations and other business entities. Sales contracts with large customers for the procurement of products generally cover a one- to three-year period subject to the customers' rights to terminate the contract upon notice. These contracts usually include provisions regarding price, availability, payment terms and return policies. Standard payment terms with Software Spectrum's customers are net 30 days from the date of invoice or net 10 days in the case of summary periodic billings to customers. In 2005, no single customer represented more than 5% of Software Spectrum's revenue, and Software Spectrum's customer base included approximately 287 of the Fortune 500 companies and approximately 258 of the Fortune Global 500® companies. Software Spectrum does not believe that the loss of any single customer would have a material adverse effect on its revenue.

Publishers and Distributors

        Software Spectrum's software sales are derived from products purchased from publishers and distributors. The decision whether to buy products directly from publishers or through distributors is determined on a case-by-case basis based on publisher requirements, cost, availability, return privileges and demand for a particular product. For 2005, approximately 87% of Software Spectrum's sales, based on revenue, represented products purchased from its ten largest publishers. For 2005, products from Microsoft and IBM/Lotus accounted for approximately 59% and 10% of software revenue, respectively.

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

Competition

        The software direct marketing business is intensely competitive. Competition is based primarily on price, product availability, speed of delivery, quality and breadth of offerings, ability to tailor specific solutions to meet customer needs and credit availability. Software Spectrum faces competition from a wide variety of sources, including software and hardware direct marketers, OEMs and large systems integrators. Many competitors have substantially greater financial resources than Software Spectrum does. Some of Software Spectrum's competitors may provide a broader range of services, such as extending long-term capital financing or offering bundled hardware and software solutions. Companies that compete in this market, including Software Spectrum, are characterized by low gross and operating margins. Consequently, Software Spectrum's performance is highly-dependent upon maintaining scale and effective cost and management controls.

        Current competitors from the software and hardware direct marketing category include ASAP Software, CDW, Insight, SoftChoice and Softwarehouse International. Competitors also include OEMs and large systems integrators. These companies distribute and deliver software to large and mid-size organizations as part of their offering. Such competitors include Dell Inc. and Hewlett Packard Corporation, hardware manufacturers that also sell software, and systems integrators such as Compucom Systems, Inc. Many of these companies have a global presence. Software Spectrum believes that its global presence and capabilities, licensing expertise, software focus, and knowledgeable industry experienced personnel serve to distinguish it from its competitors.

        Software publishers may intensify their efforts to sell their products directly to end users to the exclusion of the indirect sales channel. End users have traditionally been able to purchase upgrades directly from publishers. Over the past few years, some publishers have instituted programs for the direct sale of large order quantities of software to major corporate accounts, and Software Spectrum anticipates that these types of transactions will continue to be used by various publishers in the future. Software Spectrum could be adversely affected if major software publishers successfully implement or expand programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the direct marketing channel. Software Spectrum believes that the total range of services and software titles it provides to its customers cannot be easily substituted by individual software publishers, particularly because individual publishers do not offer the scope of services or range of software titles required by most of Software Spectrum's customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to end users without engaging Software Spectrum to provide value added services.

        Should publishers permit others to sell licensing agreements, or should additional competitors develop the capabilities required to service and support large licensing programs, Software Spectrum's competitive advantage could be negatively impacted. If the direct marketing channel's participation in licensing agreements is reduced or eliminated, or if other methods of distribution of software become common, Software Spectrum's business and financial results could be materially adversely affected.

Our Other Businesses

        Our company was incorporated as Peter Kiewit Sons', Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, we invested a portion of the cash flow generated by our construction activities in a variety of other businesses. We entered the coal mining business in 1943, the telecommunications business in 1988, the information services business in 1990 and the alternative energy business in 1991. Level 3 also has made investments in several development-stage ventures.

        In December 1997, our stockholders ratified the decision of the Board to effect the split-off separating our historical construction business from the remainder of our operations. As a result of the split-off, which was completed on March 31, 1998, we no longer own any interest in the prior construction business. In conjunction with the split-off, we changed our name to "Level 3 Communications, Inc.," and the entity that held the prior construction business changed its name to "Peter Kiewit Sons', Inc."

        On November 30, 2005, we completed the sale of our (i)Structure, LLC subsidiary to Infocrossing, Inc. for $84.8 million in total consideration, including $82.3 million in cash and $2.5 million in Infocrossing common stock. Prior to the sale, (i)Structure provided computer operations outsourcing to customers located primarily in the United States.

  Coal Mining

        We are engaged in coal mining through our subsidiary, KCP, Inc. ("KCP"). KCP has a 50% interest in two mines, which are operated by a subsidiary of Peter Kiewit Sons', Inc. ("PKS"). Decker Coal Company ("Decker") is a joint venture with Western Minerals, Inc., a subsidiary of The RTZ Corporation PLC. Black Butte Coal Company ("Black Butte") is a joint venture with Bitter Creek Coal Company, a subsidiary of Anadarko Petroleum Corporation. The Decker mine is located in southeastern Montana and the Black Butte mine is in southwestern Wyoming. The coal mines use the surface mining method.

        The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal to produce steam to generate electricity. Essentially all of the sales in 2004 were made under long-term contracts. Approximately 44%, 59% and 59% of KCP's revenue in 2005, 2004 and 2003, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker) and The Detroit Edison Company (with Decker). KCP has commitments to deliver approximately 15.4 million tons of coal through 2012 under contracts with Commonwealth Edison and Detroit Edison. KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, PacifiCorp, Intermountain Power Agency, Minnesota Power, and Ki Energy that provide for the delivery of approximately 12 million tons through 2009. The level of cash flows generated in recent periods by our coal operations will not continue because the delivery requirements under certain of our current long-term contracts decline significantly. Under a mine management agreement, KCP pays a subsidiary of PKS an annual fee equal to 30% of KCP's adjusted operating income. The fee for 2005 was $5 million.

        The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 2004, the most recent year for which information is available, KCP's production represented less than 1% of total U.S. coal production. Demand for KCP's coal is affected by economic, political and regulatory factors. For example, recent "clean air" laws may stimulate demand for low sulfur coal. KCP's western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

        KCP's sales of its coal, like sales by other western coal producers, typically provide for delivery to customers at the mine. A significant portion of the customer's delivered cost of coal is attributable to transportation costs. Most of the coal sold from KCP's western mines is currently shipped by rail to utilities outside Montana and Wyoming. The Decker and Black Butte mines are each served by a single railroad. Many of their western coal competitors are served by two railroads and such competitors' customers often benefit from lower transportation costs because of competition between railroads for coal hauling business. Other western coal producers, particularly those in the Powder River Basin of Wyoming, have lower stripping ratios (that is, the amount of overburden that must be removed in proportion to the amount of minable coal) than the Black Butte and Decker mines, often resulting in lower comparative costs of production. As a result, KCP's production costs per ton of coal at the Black Butte and Decker mines can be as much as four and five times greater than production costs of certain competitors. Because of these cost disadvantages, there is no assurance that KCP will be able to enter into additional long-term coal purchase contracts for Black Butte and Decker production. In addition, these cost disadvantages may adversely affect KCP's ability to compete for sales in the future.

        We are required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP's share of land reclamation expenses for the year ended December 31, 2005 was approximately $4 million. KCP's share of accrued estimated reclamation costs was $97 million at December 31, 2005. We did not make significant capital expenditures for environmental compliance with respect to the coal business in 2005. We believe our compliance with environmental protection and land restoration laws will not affect our competitive position since our competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of our accruals, could have an adverse effect on our business, results of operations, and financial condition.

Glossary of Terms

access	Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.
access charges	The fees paid by long distance carriers to LECs for originating and terminating long distance calls on the LECs' local networks.
backbone	A high-speed network that interconnects smaller, independent networks. It is the through-portion of a transmission network, as opposed to spurs which branch off the through-portions.
CAP	Competitive Access Provider. A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.
capacity	The information carrying ability of a telecommunications facility.
Carrier	A provider of communications transmission services by fiber, wire or radio.
Central Office	Telephone company facility where subscribers' lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance.
CLEC	Competitive Local Exchange Carrier. A company that competes with LECs in the local services market.
co-carrier	A relationship between a CLEC and an ILEC that affords each company the same access to and right on the other's network and provides access and services on an equal basis.
Common carrier	A government-defined group of private companies offering telecommunications services or facilities to the general public on a non-discriminatory basis.
conduit	A pipe, usually made of metal, ceramic or plastic, that protects buried cables.
DS-3	A data communications circuit capable of transmitting data at 45 Mbps.
dark fiber	Fiber optic strands that are not connected to transmission equipment.
dedicated lines	Telecommunications lines reserved for use by particular customers.
dialing parity	The ability of a competing local or toll service provider to provide telecommunications services in such a manner that customers have the ability to route automatically, without the use of any access code, their telecommunications to the service provider of the customers' designation.
equal access	The basis upon which customers of interexchange carriers are able to obtain access to their Primary Interexchange Carriers' (PIC) long distance telephone network by dialing "1", thus eliminating the need to dial additional digits and an authorization code to obtain such access.
facilities based carriers	Carriers that own and operate their own network and equipment.

fiber optics	A technology in which light is used to transport information from one point to another. Fiber optic cables are thin filaments of glass through which light beams are transmitted over long distances carrying enormous amounts of data. Modulating light on thin strands of glass produces major benefits including high bandwidth, relatively low cost, low power consumption, small space needs and total insensitivity to electromagnetic interference.
Gbps	Gigabits per second. A transmission rate. One gigabit equals 1.024 billion bits of information.
ILEC	Incumbent Local Exchange Carrier. A company historically providing local telephone service. Often refers to one of the Regional Bell Operating Companies (RBOCs). Often referred to as "LEC" (Local Exchange Carrier).
Interconnection	Interconnection of facilities between or among the networks of carriers, including potential physical colocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.
InterLATA	Telecommunications services originating in a LATA and terminating outside of that LATA.
Internet	A global collection of interconnected computer networks which use a specific communications protocol.
IntraLATA	Telecommunications services originating and terminating in the same LATA.
ISDN	Integrated Services Digital Network. An information transfer standard for transmitting digital voice and data over telephone lines at speeds up to 128 Kbps.
ISPs	Internet Service Providers. Companies formed to provide access to the Internet to consumers and business customers via local networks.
IXC	Interexchange Carrier. A telecommunications company that provides telecommunications services between local exchanges on an interstate or intrastate basis.
Kbps	Kilobits per second. A transmission rate. One kilobit equals 1,024 bits of information.
LATA	Local Access and Transport Area. A geographic area composed of contiguous local exchanges, usually but not always within a single state. There are approximately 200 LATAs in the United States.
leased line	An amount of telecommunications capacity dedicated to a particular customer along predetermined routes.
LEC	Local Exchange Carrier. A telecommunications company that provides telecommunications services in a geographic area. LECs include both ILECs and CLECs.
local exchange	A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.
local loop	A circuit that connects an end user to the LEC central office within a LATA.

long distance carriers	Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.
Mbps	Megabits per second. A transmission rate. One megabit equals 1.024 million bits of information.
MPLS	MultiProtocol Label Switching. A standards-approved technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given sequence of packets, identified by a label put in each packet, thus saving the time needed for a router or switch to look up the address to the next node to forward the packet to.
multiplexing	An electronic or optical process that combines a large number of lower speed transmission lines into one high speed line by splitting the total available bandwidth into narrower bands (frequency division), or by allotting a common channel to several different transmitting devices, one at a time in sequence (time division).
NAP	Network Access Point. A location at which ISPs exchange traffic with each other.
OC-3	A data communications circuit capable of transmitting data at 155 bps.
OC-12	A data communications circuit capable of transmitting data at 622 Mbps.
OC-48	A data communications circuit capable of transmitting data at approximately 2.45 Gbps.
peering	The commercial practice under which ISPs exchange traffic with each other. Although ISPs are free to make a private commercial arrangement, there are generally two types of peering. With a settlement free peering arrangement the ISPs do not need to pay each other for the exchange of traffic. With paid peering, the larger ISP receives payment from the smaller ISP to carry the traffic of that smaller ISP. Peering occurs at both public and private exchange points.
POP	Point of Presence. Telecommunications facility where a communications provider locates network equipment used to connect customers to its network backbone.
private line	A dedicated telecommunications connection between end user locations.
PSTN	Public Switched Telephone Network. That portion of a local exchange company's network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the local exchange company's central offices.
Public Safety Answering Point	An answering location for 911 calls originating in a given area. PSAPs are typically a common bureau used to answer emergency calls and dispatch safety agencies such as police, fire, emergency medical, etc.

RBOCs	Regional Bell Operating Companies. Originally, the seven local telephone companies (formerly part of AT&T) established as a result of the AT&T Divestiture. Currently consists of four local telephone companies as a result of the mergers of Bell Atlantic with NYNEX and SBC with Pacific Telesis and Ameritech.
reciprocal compensation	The compensation of a CLEC for termination of a local call by the ILEC on the CLEC's network, which is the same as the compensation that the CLEC pays the ILEC for termination of local calls on the ILEC's network.
resale	Resale by a provider of telecommunications services (such as a LEC) of such services to other providers or carriers on a wholesale or a retail basis.
router	Equipment placed between networks that relays data to those networks based upon a destination address contained in the data packets being routed.
selective router	Telephone switch or functional equivalent, controlled by the relevant local exchange carrier (LEC), which determines the PSAP to which a 911 call should be delivered based on the location of the 911 caller.
SONET	Synchronous Optical Network. An electronics and network architecture for variable bandwidth products which enables transmission of voice, data and video (multimedia) at very high speeds. SONET ring architecture provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure by automatically rerouting traffic in the opposite direction around the ring.
special access services	The lease of private, dedicated telecommunications lines or "circuits" along the network of a local exchange company or a CAP, which lines or circuits run to or from the long distance carrier POPs. Examples of special access services are telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end user to a long distance carrier POP.
switch	A device that selects the paths or circuits to be used for transmission of information and establishes a connection. Switching is the process of interconnecting circuits to form a transmission path between users and it also captures information for billing purposes.
Tbps	Terabits per second. A transmission rate. One terabit equals 1.024 trillion bits of information.
T-1	A data communications circuit capable of transmitting data at 1.544 Mbps.

unbundled	Services, programs, software and training sold separately from the hardware.
unbundled access	Access to unbundled elements of a telecommunications services provider's network including network facilities, equipment, features, functions and capabilities, at any technically feasible point within such network.
VoIP	Voice over Internet Protocol
VPC	VoIP Positioning Center. An entity that maintains an end user location database and manages the technology including query keys and routing number pools used to deliver 911 calls to the correct PSAP for emergency handling.
web site	A server connected to the Internet from which Internet users can obtain information.
wireless	A communications system that operates without wires. Cellular service is an example.
world wide web or web	A collection of computer systems supporting a communications protocol that permits multimedia presentation of information over the Internet.
xDSL	A term referring to a variety of new Digital Subscriber Line technologies. Some of these new varieties are asymmetric with different data rates in the downstream and upstream directions. Others are symmetric. Downstream speeds range from 384 Kbps (or "SDSL") to 1.5 to 8 Mbps ("ADSL").

Directors and Executive Officers

        Set forth below is information as of March 1, 2006, about our directors and our executive officers. Our executive officers have been determined in accordance with the rules of the SEC.

Name	Age	Position
Walter Scott, Jr.(1)	74	Chairman of the Board
James Q. Crowe(1)	56	Chief Executive Officer and Director
Kevin J. O'Hara	45	President and Chief Operating Officer
Charles C. Miller, III	53	Vice Chairman and Executive Vice President
Thomas C. Stortz	54	Executive Vice President, Chief Legal Officer and Secretary
John Neil Hobbs	46	Executive Vice President of Level 3 Communications, LLC
Sunit S. Patel	44	Group Vice President and Chief Financial Officer
Keith R. Coogan	53	Chief Executive Officer of Software Spectrum
Eric J. Mortensen	47	Senior Vice President and Controller
Admiral James O. Ellis, Jr.(4)	58	Director
Richard R. Jaros(3)	54	Director
Robert E. Julian(2)	66	Director
Arun Netravali(3)	59	Director
John T. Reed(2)(4)	62	Director
Michael B. Yanney(1)(3)(4)	72	Director
Dr. Albert C. Yates(2)	64	Director

(1)
Member of Executive Committee

(2)
Member of Audit Committee

(3)
Member of Compensation Committee

(4)
Member of Nominating and Governance Committee

Other Management

        Set forth below is information as of March 1, 2006, about the following members of senior management of Level 3 Communications, LLC, except as otherwise noted.

Name	Age	Position
Brady Rafuse	42	President and CEO of Europe Operations
Sureel A. Choksi	33	Executive Vice President
Edward F. McLaughlin	53	Executive Vice President
John F. Waters, Jr.	41	Executive Vice President, Chief Technology Officer
Donald H. Gips	46	Group Vice President
Kevin T. Hart	39	Group Vice President
Joseph M. Howell, III	59	Group Vice President
Glenn Russo	46	Group Vice President
Christopher P. Yost	42	Group Vice President

        Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of Peter Kiewit Sons', Inc. ("PKS") since the split-off. Mr. Scott is also a director of PKS, Berkshire Hathaway Inc., MidAmerican, Inc., and Valmont Industries, Inc. and Chairman of the Board of Commonwealth

Telephone Enterprises, Inc. ("Commonwealth Telephone"). Mr. Scott is also the Chairman of the Executive Committee of the Board of Directors.

        James Q. Crowe has been the Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was also President of the Company until February 2000. Mr. Crowe was President and Chief Executive Officer of MFS Communications Company, Inc. ("MFS") from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of WorldCom from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996. Mr. Crowe is presently a director of Commonwealth Telephone. Mr. Crowe is also a member of the Executive Committee.

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

        Charles C. Miller, III has been Vice Chairman and Executive Vice President of the Company since February 15, 2001. Mr. Miller was also a director from February 15, 2001 until May 18, 2004. Prior to that, Mr. Miller was President of Bellsouth International, a subsidiary of Bellsouth Corporation from 1995 until December 2000. Prior to that, Mr. Miller held various senior level officer and management position at BellSouth from 1987 until 1995.

        Thomas C. Stortz has been Executive Vice President, Chief Legal Officer and Secretary since February 2004. Prior to that, Mr. Stortz was Group Vice President, General Counsel and Secretary of the Company from February 2000 to February 2004. Prior to that, Mr. Stortz served as Senior Vice President, General Counsel and Secretary of the Company from September 1998 to February 1, 2000. Prior to that, he served as Vice President and General Counsel of Peter Kiewit Sons', Inc. and Kiewit Construction Group, Inc. from April 1991 to September 1998. He has served as a director of Peter Kiewit Sons', Inc.

        John Neil Hobbs has been Executive Vice President Sales and Marketing since January 2006. Prior to that, Mr. Hobbs was Group Vice President Global Sales from September 2000 to January 2006. Prior to that, Mr. Hobbs was President, Global Accounts for Concert, a joint venture between AT&T and British Telecom from July 1999 until September 2000. Prior to that, Mr. Hobbs was Director Transition and Implementation for the formation of Concert representing British Telecom from June 1998 until July 1999. From April 1997 until June 1998, Mr. Hobbs was British Telecom's General Manager for Global Sales & Service and from April 1994 until April 1997, Mr. Hobbs was British Telecom's General Manager for Corporate Clients.

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

Mr. Coogan is a Certified Public Accountant. Mr. Coogan is a director of CompX International Inc. and Kronos Worldwide, Inc.

        Eric J. Mortensen has been Senior Vice President and Controller of the Company since 2003. Prior to that, Mr. Mortensen was Vice President and Controller of the Company from 1999 to 2003 and was the Controller of the Company from 1997 to 1999. Prior to that, Mr. Mortensen was Controller and Assistant Controller of Kiewit Diversified Group for more than five years.

        Admiral James O. Ellis, Jr. U.S. Navy (ret.) has been a director of the Company since March 2005. Effective May 18, 2005, Admiral Ellis became the president and chief executive officer of INPO, a nonprofit corporation established by the nuclear utility industry in 1979 to promote the highest levels of safety and reliability in the operation of nuclear electric generating plants. Admiral Ellis most recently served as Commander, U.S. Strategic Command in Omaha, Nebraska, before retiring in July 2004 after 35 years of service in the U.S. Navy, as Commander of the Strategic Command. In his Naval career, he held numerous commands. A graduate of the U.S. Naval Academy, he also holds M.S. degrees in Aerospace Engineering from the Georgia Institute of Technology and in Aeronautical Systems from the University of West Florida. He served as a Naval aviator and was a graduate of the U.S. Naval Test Pilot School. Admiral Ellis is also a member of the Board of Directors of Lockheed Martin Corporation, Inmarsat PLC and The Burlington Capital Group, LLC. Admiral Ellis is a member of the Nominating and Governance committee.

        Richard R. Jaros has been a director of the Company since June 1993 and served as President of the Company from 1996 to 1997. Mr. Jaros served as Executive Vice President of the Company from 1993 to 1996 and Chief Financial Officer of the Company from 1995 to 1996. He also served as President and Chief Operating Officer of CalEnergy from 1992 to 1993, and is presently a director of MidAmerican and Commonwealth Telephone. Mr. Jaros is a member of the Compensation Committee.

        Robert E. Julian has been a director of the Company since March 1998. From 1992 to 1995 Mr. Julian served as Executive Vice President and Chief Financial Officer of the Company. Mr. Julian is the Chairman of the Audit Committee.

        Arun Netravali has been a director of the Company since April 2003. Prior to that, Mr. Netravali was Chief Scientist for Lucent Technologies, working with academic and investment communities to identify and implement important new networking technologies from January 2002 to April 2003. Prior to that position, Mr. Netravali was President of Bell Labs as well as Lucent's Chief Technology Officer and Chief Network Architect from June 1999 to January 2002. Bell Labs serves as the research and development organization for Lucent Technologies. Mr. Netravali is a director of Agere Systems Inc. Mr. Netravali is a member of the Compensation Committee.

        John T. Reed has been a director of the Company since March 2003. Mr. Reed is also a Director of and a member of the Audit Committee of Bridges Investment Fund, Inc., a mutual fund and First National Bank of Omaha. Mr. Reed was Chairman of HMG Properties, the real estate investment banking joint venture of McCarthy Group, Inc. from 2000 until February 2005. Prior to that, he was Chairman of McCarthy & Co., the investment banking affiliate of McCarthy Group. Mr. Reed is also a director of McCarthy Group. Prior to joining McCarthy Group in 1997, Mr. Reed spent 32 years with Arthur Andersen, LLP. Mr. Reed is the Chairman of the Nominating and Governance Committee and a member of the Audit Committee.

        Michael B. Yanney has been a director of the Company since March 1998. He has served as Chairman of the Board of The Burlington Capital Group, LLC (formerly known as America First Companies L.L.C.) for more than the last five years. Mr. Yanney also served as President and Chief Executive Officer of The Burlington Capital Group, LLC. Mr. Yanney is the Chairman of the Compensation Committee and a member of the Executive Committee and the Nominating and Governance Committee.

        Dr. Albert C. Yates has been a director of the Company since March 2005. Dr. Yates retired after 12 years as president of Colorado State University in Fort Collins, Colorado in June 2003. He was also a chancellor of the Colorado State University System until October 2003, and is a former member of the board of the Federal Reserve Board of Kansas City-Denver Branch and the board of directors of First Interstate Bank and Molson Coors Brewing Company. He currently serves as a director of StarTek, Inc. Dr. Yates is a member of the Audit Committee.

        Brady Rafuse has been President and CEO of our European operations since January 2006. Prior to that, Mr. Rafuse was Group Vice President and President of our European operations from August 2001 to January 2006 and Senior Vice President of European Sales and Marketing from December 2000 to August 2001. Prior to that, Mr. Rafuse served as Head of Commercial Operations for Concert, a joint venture between AT&T and British Telecom, from September 1999 to December 2000, and in a variety of positions with British Telecom from 1987 until December 2000. His last position was as General Manager, Global Energy Sector which he held from August 1998 to September 1999 and prior to that he was Deputy General Manager, Banking Sector from April 1997 to August 1998.

        Sureel A. Choksi has been Executive Vice President of Softswitch Services since January 2006. Prior to that, Mr. Choksi was Executive Vice President of Services from November 2004 to January 2006, responsible for developing and managing Level 3's communications services. Prior to that, Mr. Choksi was Executive Vice President Softswitch Services from January 2004 and Group Vice President Transport and Infrastructure from May 2003 until January 2004. Mr. Choksi was a Group Vice President and Chief Financial Officer of the Company from July 2000 to May 2003. Prior to that, Mr. Choksi was Group Vice President Corporate Development and Treasurer of the Company from February 2000 until August 2000. Prior to that, Mr. Choksi served as Vice President and Treasurer of the Company from January 1999 to February 1, 2000. Prior to that, Mr. Choksi was a Director of Finance at the Company from 1997 to 1998, an Associate at TeleSoft Management, LLC in 1997 and an Analyst at Gleacher & Company from 1995 to 1997.

        Edward F. McLaughlin has been Executive Vice President Global Operations since January 2006. Prior to that, Mr. McLaughlin was Senior Vice President, Network Operations at WilTel for over three years (Oct 2002). Prior to that, Mr. McLaughlin was Vice President, Network Engineering and Planning, at WilTel from July 2000 to October 2002. From 1995 through July 2000, Mr. McLaughlin held a variety of telecom management positions with WorldCom and Williams Communications Group.

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

        Kevin T. Hart has been Group Vice President Global Systems Development and Chief Information Officer since January 2005. Prior to that, Mr. Hart was Vice President of Telecommunications, Media & Entertainment at Capgemini (formerly Ernst & Young), a management consulting firms in Dallas, Texas, for over nine years. In that role, he was responsible for the overall growth and direction of the organization's Communications Operations Support Systems, Billing/Business Support Systems and the Network Management Systems service offerings and delivery. Prior to joining Capgemini's management consulting practice, he held the positions of Director of Strategic Planning at International Paper and Manager of Operations at SBC Communications.

        Joseph M. Howell, III has been Group Vice President Corporate Marketing since February 2000. Prior to that, Mr. Howell served as Senior Vice President, Corporate Marketing from October 1997 to February 1, 2000. Prior to that, Mr. Howell was a Senior Vice President of MFS/WorldCom from 1993 to 1997.

        Glenn Russo has been Group Vice President since January 2006. Prior to that, Mr. Russo was Senior Vice President Network & Internet Services from January 2005 to January 2006. From May 2003 to December 2004, he was Senior Vice President of Global Partner and Channel Development. From June 2001 to April 2003, Mr. Russo was Senior Vice President Transport and Infrastructure Services and prior to that was Vice President of Global Fiber Services from January 2001 to May 2001. Mr. Russo joined Level 3 in August of 2000 as Architect for a business redesign program. Prior to joining Level 3, Mr. Russo worked for ExxonMobil Chemical Company in various leadership positions in Sales, Finance, Strategic Planning and information technology.

        Christopher P. Yost has been Group Vice President of Human Resources of the Company since June 2005. Mr. Yost joined Level 3 in November 1999 as Vice President, Litigation and Employment Counsel in the company's legal department. Prior to joining Level 3, Mr. Yost was Director of Labor Relations for Albertson's, Inc., the national grocery store chain. Before that, he was an associate at the law firm of Akin, Gump, Strauss, Hauer & Feld in Washington, D.C. where he specialized in labor and employment law and litigation.

        The Board is divided into three classes, designated Class I, Class II and Class III, each class consisting, as nearly as may be possible, of one-third of the total number of directors constituting the Board. As of December 31, 2005, the Class I Directors consist of Walter Scott, Jr., James Q. Crowe and Robert E. Julian, the Class II Directors consist of Admiral James O. Ellis, Jr., Richard R. Jaros and Dr. Albert C. Yates, and the Class III Directors consist of Arun Netravali, John T. Reed and Michael B. Yanney. The term of the Class I Directors will terminate on the date of the 2007 annual meeting of stockholders; the term of the Class II Directors will terminate on the date of the 2008 annual meeting of stockholders; and the term of the Class III Directors will terminate on the date of the 2006 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for three-year terms. The Company's officers are elected annually to serve until each successor is elected and qualified or until his death, resignation or removal.

        We believe that the members of the Audit Committee are independent within the meaning of the listing standards of The Nasdaq Stock Market. The Board has determined that Mr. Robert E. Julian, Chairman of the Audit Committee, qualifies as a "financial expert" as defined by the Securities and Exchange Commission. The Board considered Mr. Julian's credentials and financial background and found that he was qualified to serve as the "financial expert."

Code of Ethics

        We have adopted a code of ethics that complies with the standards mandated by the Sarbanes-Oxley Act of 2002. The complete code of ethics is available on our website at www.level3.com. At any time that the code of ethics is not available on our website, we will provide a copy upon written request made to Investor Relations, Level 3 Communications, Inc., 1025 Eldorado Blvd., Broomfield, Colorado 80021. We caution you that any information that is included in our website is not part of this 10-K. If we amend the code of ethics, or grant any waiver from a provision of the code of ethics that applies to our executive officers or directors, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.level3.com or by filing a Form 8-K with the Securities and Exchange Commission or SEC.

SEC Filings

        Our annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the investor relations section of our website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. We caution you that the information on our website is not part of this or any other report we file with, or furnishes to, the SEC.

Section 16(a)—Beneficial Ownership Reporting Compliance

        Except as set forth below, to our knowledge, no person that was a director, executive officer or beneficial owner of more than 10% of the outstanding shares of our common stock failed to timely file all reports required under Section 16(a) of the Securities Exchange Act of 1934.

        In connection with the exercise of convertible OSOs, on one occasion as a result of a clerical error, a Form 4 reporting that exercise was not timely filed for Mr. Eric J. Mortensen and in connection with the grant of restricted stock units to Mr. Keith Coogan, a Form 4 reporting one such grant was not timely filed.

Employees

        As of December 31, 2005, we had approximately 4,800 employees in the communications portion of our business and information services had approximately 1,200 employees, for a total of approximately 6,000 employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

Item 1A. RISK FACTORS

Forward Looking Statements

        We, or our representatives, from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation statements made or to be made in this Form 10-K, our Quarterly Reports on Form 10-Q, information contained in other filings with the Securities and Exchange Commission, press releases and other public documents or statements. In addition, our representatives, from time to time, participate in speeches and calls with market analysts, conferences with investors or potential investors in our securities and other meetings and conferences. Some of the information presented at these speeches, calls, meetings and conferences may include forward-looking statements. We use words like "expects," "anticipates" or "believes" to identify forward-looking statements.

        We wish to ensure that all forward-looking statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements. We caution the reader that this list of important factors may not be exhaustive. We operate in rapidly changing businesses, and new risk factors emerge from time to time. We cannot predict every risk factor, nor can we assess the impact, if any, of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Further, we undertake no obligation to update forward-looking statements after the date they are made to conform the statements to actual results or changes in our expectations.

Communications Group

We need to continue to increase the volume of traffic on our network or we will not generate profits

        We must continue to increase the volume of Internet, data, voice and video transmissions on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our Level 3 Network. If we do not maintain our relationships with current customers and develop new large-volume customers, we may not be able to substantially increase traffic on our Level 3 Network, which would adversely affect our ability to become profitable.

Our VoIP services have only been sold for a limited period and there is no guarantee that these services will gain broad market acceptance

        Although we have sold Softswitch based services since the late 1990's, we have been selling our Voice-over-IP (or VoIP) services for a limited period of time. As a result, there are many difficulties that we may encounter, including regulatory hurdles and other problems that we may not anticipate. To date, we have not generated significant revenue from the sale of our VoIP services, and there is no guarantee that we will be successful in generating significant VoIP revenues.

The success of our subscriber based VoIP services is dependent on the growth and public acceptance of VoIP telephony

        The success of our subscriber based VoIP services is dependent upon future demand for VoIP telephony services. In order for the IP telephony market to continue to grow, several things need to occur. Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers. VoIP networks must continue to improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service, including emergency calling features and capabilities. VoIP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our VoIP services business may not grow.

The prices that we charge for our communications services have been decreasing, and we expect that they will continue to decrease over time and we may be unable to compensate for this lost revenue

        We expect to continue to experience decreasing prices for our communications services:

  •
  as we and our competitors increase transmission capacity on existing and new networks;

  •
  as a result of our current agreements with customers which often contain volume based pricing or other contractually agreed upon decreases in prices during the term of the agreement;

  •
  through technological advances or otherwise; and

  •
  as volume based pricing becomes more prevalent.

        Accordingly, our historical revenue is not indicative of future revenue based on comparable traffic volumes. As the prices for our communications services decrease for whatever reason, if we are unable to offer additional services from which we can derive additional revenue or otherwise reduce our operating expenses, our operating results will decline and our business and financial results will suffer. We also continue to expect, excluding the effects of acquisitions, managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services, continued pricing pressures and declining customer obligations under contractual arrangements. We experienced a significant decline in our digital subscriber line or DSL aggregation revenue during 2005, as a significant customer of this service terminated its customer contract during 2005.

Revenue under our agreement with SBC Services is expected to decline materially

        As part of our acquisition of WilTel's communications business, we acquired a multi-year contract with SBC Services, Inc. We refer to this contract as the SBC Master Services Agreement. Recently, SBC Services Inc. became a subsidiary of AT&T, Inc. and announced its intention to migrate the services provided by WilTel to the merged SBC Services, Inc. and AT&T network. WilTel and SBC amended the SBC Master Services Agreement to run through 2009 and it provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009. Only purchases of on-net services count toward satisfaction of this purchase commitment. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost. Additionally, the SBC Master Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. As a result, we expect the revenue generated by the SBC Master Services Agreement to decline materially in 2007.

Failure to complete development, testing and introduction of new services, including VoIP services, could affect our ability to compete in the industry

        We continuously develop, test and introduce new communications services that are delivered over our Level 3 Network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on the conclusion of contract negotiations with vendors and vendors meeting their obligations in a timely manner. In addition, our new service offerings, including new VoIP services, may not be widely accepted by our customers. If our new service offerings are not widely accepted by our customers, we may terminate those service offerings and be required to impair any assets or information technology used to develop or offer those services. If we are not able to successfully complete the development and introduction of new services, including new VoIP services, in a timely manner, our business could be materially adversely affected.

Our communications revenue is concentrated in a limited number of customers

        A significant portion of our communications revenue is concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased orders for our services, our communications business would be materially and adversely affected. Revenue from our two largest communications customers, Time Warner, Inc. and its subsidiaries, and Verizon Communications, Inc. and its affiliates, represented approximately 18% and 14% of Level 3's communications revenue for 2005, respectively. America Online, our largest managed modem customer and an affiliate of Time Warner, Inc., reduced the number of managed modem ports it purchases from us by approximately 30% during 2005. Our future communications operating results will depend on the success of these customers and other customers and our success in selling services to them. If we were to lose a significant portion of our communications revenue from either America Online or Verizon, we would not be able to replace this revenue in the short term and our operating losses would increase, which increase may be significant.

        In connection with the acquisition of WilTel in December 2005, we acquired a large customer contract between WilTel and SBC Communications, a subsidiary of AT&T. It is anticipated that the revenue generated by this contract during 2006 will cause SBC Communications to become our largest customer based on revenue. We also expect that the revenue generated under this contract will decline materially over time as SBC Communications migrates its traffic from our Level 3 Network to the network that was acquired by SBC Communications from the former AT&T.

During our communications business operating history, we have generated substantial losses, which we expect to continue

        The development of our communications business required, and may continue to require, significant expenditures. These expenditures could result in substantial negative cash flow from operating activities and substantial net losses for the near future. For the fiscal year ended December 31, 2005, we incurred a loss from continuing operations of approximately $687 million. We expect to continue to experience losses, and may not be able to achieve or sustain operating profitability in the future. Continued operating losses could limit our ability to obtain the cash needed to expand our network, make interest and principal payments on our debt or fund other business needs. We will need to continue to expand and adapt our network in order to remain competitive, which may require significant additional funding. During 2005, we deployed a new generation of optical transmission equipment. Additional expansion and adaptations of our network's electronic and software components will be necessary in order to respond to:

  •
  growing number of customers;

  •
  the development and launching of new services;

  •
  increased demands by customers to transmit larger amounts of data;

  •
  changes in customers' service requirements;

  •
  technological advances by competitors; and

  •
  governmental regulations.

        Future expansion or adaptation of our network will require substantial additional financial, operational and managerial resources, which may not be available at the time. If we are unable to expand or adapt our network to respond to these developments on a timely basis and at a commercially reasonable cost, our business will be materially adversely affected.

Our need to obtain additional capacity for our network from other providers increases our costs

        We continue in some part to lease telecommunications capacity and obtain rights to use dark fiber from both long distance and local telecommunications carriers in order to extend the scope of our network both in the United States and Europe. Any failure by companies leasing capacity to us to provide timely service to us would adversely affect our ability to serve our customers or increase the costs of doing so. Some of our agreements with other providers require the payment of amounts for services whether or not those services are used. We enter into interconnection agreements with many domestic and foreign local telephone companies, but we are not always able to do so on favorable terms. Costs of obtaining local service from other carriers comprise a significant proportion of the operating expenses of long distance carriers. Similarly, a large proportion of the costs of providing international service consist of payments to other carriers. Changes in regulation, particularly the regulation of local and international telecommunication carriers, could indirectly, but significantly, affect our competitive position. These changes could increase or decrease the costs of providing our services.

Our business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services

        Our business depends on our ability to continue to develop effective business support systems and in particular the development of these systems for use by customers who intend to use our services in their own service offering. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Business support systems are needed for:

  •
  implementing customer orders for services;

  •
  provisioning, installing and delivering these services; and

  •
  monthly billing for these services.

        Because our business provides for continued rapid growth in the number and volume of services offered, there is a need to continue to develop these business support systems on a schedule sufficient to meet proposed service rollout dates. The failure to continue to develop effective business support systems could materially adversely affect our ability to implement our business plans.

Our growth may depend upon our successful integration of acquired businesses

        The integration of acquired businesses, including WilTel Communications, involves a number of risks, including, but not limited to:

  •
  demands on management related to the significant increase in size after the acquisition;

  •
  the diversion of management's attention from the management of daily operations to the integration of operations;

  •
  higher integration costs than anticipated;

  •
  failure to achieve expected synergies and costs savings;

  •
  difficulties in the assimilation and retention of employees;

  •
  difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations; and

  •
  difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes Oxley Act of 2002, procedures and policies.

        If we cannot successfully integrate acquired businesses or operations, we may experience material negative consequences to our business, financial condition or results of operations. Successful integration of these acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. Because of difficulties in combining geographically distant operations, we may not be able to achieve the benefits that we hope to achieve as a result of the acquisition.

We may not be able to integrate WilTel operations with our business efficiently

        The completion of our acquisition of WilTel creates risks associated with the integration of WilTel's operations with ours. Some integration risks include:

  •
  difficulties assimilating the personnel and operations of WilTel;

  •
  loss of key personnel of WilTel;

  •
  loss of customers post-integration;

  •
  disruption of our ongoing business and additional burdens on our management team;

  •
  higher integration costs than anticipated;

  •
  failure to achieve expected synergies and costs savings;

  •
  difficulties in maintaining uniform standards, controls, procedures and policies; and

  •
  difficulties in ensuring accurate and timely reporting of financial information.

        We cannot be certain that we will realize the benefits from the WilTel acquisition that we anticipate, or that we will be able to integrate WilTel's operations successfully. If we fail to integrate the operations of WilTel efficiently, it could have a material adverse effect on our business, financial condition, results of operation and future prospects.

We may be unable to hire and retain sufficient qualified personnel; the loss of any of our key executive officers could adversely affect us

        We believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. We have experienced significant competition in attracting and retaining personnel who possess the skills that we are seeking.

        As a result of this significant competition, we may experience a shortage of qualified personnel. Our businesses are managed by a small number of key executive officers, particularly James Q. Crowe, Chief Executive Officer, Kevin J. O'Hara, President and Chief Operating Officer and Charles C. Miller, III, Vice Chairman and Executive Vice President. The loss of any of these key executive officers could have a material adverse effect on us.

We must obtain and maintain permits and rights-of-way to operate our network

        If we are unable, on acceptable terms and on a timely basis, to obtain and maintain the franchises, permits and rights needed to expand and operate our network, our business could be materially adversely affected. In addition, the cancellation or non-renewal of the franchises, permits or rights that are obtained could materially adversely affect us. Our communications operating subsidiary is a defendant in several lawsuits that the plaintiffs have sought to have certified as class actions that, among other things, challenge that subsidiary's use of rights of way. It is likely that additional suits challenging use of our rights of way will occur and that those plaintiffs also will seek class certification. The outcome of this litigation may increase our costs and adversely affect our operating results.

Termination of relationships with key suppliers could cause delay and costs

        We are dependent on third-party suppliers for fiber, computers, software, optronics, transmission electronics and related components that are integrated into our network. If any of these relationships is terminated or a supplier fails to provide reliable services or equipment and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs. If that happens, we could be materially adversely affected.

Rapid technological changes can lead to further competition

        The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new services or technologies, as well as the further development of existing services and technologies may reduce the cost or increase the supply of certain services similar to those that we provide. As a result, our most significant competitors in the future may be new entrants to the communications and information services industries. These new entrants may not be burdened by an installed base of outdated equipment. Future success depends, in part, on the ability to anticipate and adapt in a timely manner to technological changes. Technological changes and the resulting competition could have a material adverse effect on us.

Increased industry capacity and other factors could lead to lower prices for our services

        Additional network capacity available from our competitors may cause significant decreases in the prices for the services that we offer. Prices may also decline due to capacity increases resulting from technological advances and strategic acquisitions. Increased competition has already led to a decline in rates charged for various telecommunications services.

We are subject to significant regulation that could change in an adverse manner

        Communications services are subject to significant regulation at the federal, state, local and international levels. These regulations affect us and our existing and potential competitors. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities), completing interconnection agreements with incumbent local exchange carriers or the enactment of new and adverse regulations or regulatory requirements may have a material adverse effect on us. In addition, future legislative, judicial and regulatory agency actions could have a material adverse effect on us.

        Federal legislation provides for a significant deregulation of the U.S. telecommunications industry, including the local exchange, long distance and cable television industries. This legislation remains subject to judicial review and additional Federal Communications Commission or FCC rulemaking. As a result, we cannot predict the legislation's effect on our future operations. Many regulatory actions are under way or are being contemplated by federal and state authorities regarding important items. These actions could have a material adverse effect on our business.

        States also often require prior approvals or notifications for certain transfers of assets, customers or ownership of certificated carriers and for issuances by certified carriers of equity or debt.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide

        Our operations depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the businesses of many of our customers, any significant interruption in service could result in lost profits or other loss to customers. Although we attempt to disclaim liability in our service agreements, a court might not enforce a limitation on liability, which could expose us to financial loss. In addition, we often provide our customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments as a result of service interruptions, we may be obligated to provide credits, generally in the form of free service for a short period of time, to our customers, which could negatively affect our operating results.

        The failure of any equipment or facility on our network, including the network operations control center and network data storage locations, could result in the interruption of customer service until necessary repairs are effected or replacement equipment is installed. Network failures, delays and errors could also result from natural disasters, terrorist acts, power losses, security breaches and computer viruses. These failures, faults or errors could cause delays, service interruptions, expose us to customer liability or require expensive modifications that could significantly hurt our business.

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide Internet protocol voice services

        If technology that is necessary for us to provide our services were held under patent by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such patents, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and offering products and services incorporating the technology.

        To the extent that we are subject to litigation regarding the ownership of our intellectual property, this litigation could:

  •
  be time-consuming and expensive;

  •
  divert attention and resources away from our daily business;

  •
  impede or prevent delivery of our products and services; and

  •
  require us to pay significant royalties, licensing fees and damages.

        Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, if at all. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims, and could also result in damages, license fees, royalty payments and restrictions on our ability to provide our services, any of which could harm our business.

Canadian law currently does not permit us to offer directly services in Canada

        Ownership of facilities that originate or terminate traffic in Canada is currently limited to Canadian carriers. This restriction hinders our entry into the Canadian market unless appropriate arrangements can be made to address it.

Potential regulation of Internet service providers in the United States could adversely affect our operations

        The FCC has to date treated Internet service providers as enhanced service providers. In addition, Congress has to date not sought to heavily regulate the provision of IP-based services. Both Congress and the FCC are considering proposals that involve greater regulation of IP-based service providers. Depending on the content and scope of any regulations, the imposition of such regulations could have a material adverse effect on our business and the profitability of our services.

The communications and information services industries are highly competitive with participants that have greater resources and a greater number of existing customers

        The communications and information services industries are highly competitive. Many of our existing and potential competitors have financial, personnel, marketing and other resources significantly greater than us. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competitors could arise as a result of:

  •
  the recent increased consolidation in the industry led by AT&T and Verizon;

  •
  allowing foreign carriers to compete in the U.S. market;

  •
  further technological advances; and

  •
  further deregulation and other regulatory initiatives.

        If we are unable to compete successfully, our business could be significantly hurt.

We may be unable to successfully identify, manage and assimilate future acquisitions, investments and strategic alliances, which could adversely affect our results of operations

        We continually evaluate potential investments and strategic opportunities to expand our network, enhance connectivity and add traffic to the network. In the future, we may seek additional investments, strategic alliances or similar arrangements, which may expose us to risks such as:

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

        There can be no assurance that we would successfully overcome these risks or any other problems encountered with these investments, strategic alliances or similar arrangements.

Information Services

Software Spectrum relies on financial incentives, credit terms, such as rebates, volume purchase discounts, marketing development funds and prompt-payment discounts from software publishers

        As part of Software Spectrum's supply agreements with certain publishers and distributors, Software Spectrum receives substantial financial incentives and credit terms such as rebates, volume purchase discounts, marketing development funds and prompt-payment discounts. Software Spectrum has little or no input into either the form of financial incentives or the targets required to achieve them. Some financial incentives are based on specific market segments and products. Other financial incentives are based on Software Spectrum's volume or growth rate of revenue or purchases and Software Spectrum's participation in marketing programs. A decrease in the volume or growth rate of Software Spectrum's revenue or purchases could have a material adverse effect on the amount of incentives offered to Software Spectrum by its publishers. Additionally, in the future, if the Software Spectrum business model fails to align with the objectives established for these incentives or if software publishers further change, reduce or discontinue these incentives, Software Spectrum's business and our consolidated financial results could be materially adversely affected.

As publishers change their distribution model, Software Spectrum increasingly relies on sales agency fees

        Since 2001, Microsoft and other publishers increasingly have used a sales agency model for distribution of their products, under which Software Spectrum recognizes as revenue an agency fee that it receives from the publisher, as opposed to the final sales price of the software. Software Spectrum recorded approximately $74 million, $54 million and $35 million of revenue attributable to contracts under the sales agency model in 2005, 2004 and 2003, respectively. Based on Software Spectrum's review of relevant software publisher sales data, Software Spectrum estimates that the final sales price of the software sold under these arrangements was $1.235 billion, $975 million and $661 million in 2005, 2004 and 2003, respectively. Typically, Software Spectrum does not earn rebates from publishers under the sales agency model. To date, Software Spectrum has not been materially adversely affected by the impact of the sales agency model on its revenues, because Software Spectrum has experienced a corresponding decline in its cost of revenue. As a result, Software Spectrum does not expect the lack of financial incentives under the sales agency model to have a meaningful effect on its business in the near future. However, if the economics concerning the sales agency model change, this could have a material adverse effect on Software Spectrum's business, results of operations and financial condition and on our consolidated financial results.

        In 2005, Microsoft notified Software Spectrum of proposed changes to Microsoft's sales agency program which, once finalized by Microsoft, will take effect for customer contracts entered into after July 1, 2006. All contracts completed prior to July 1, 2006, will be grandfathered under the existing sales agency program. Under the proposed revised program for agency type sales as currently drafted, the number of performance metrics against which Software Spectrum is measured and the standard of performance on those metrics are expected to increase. Based on a preliminary evaluation of Microsoft's proposed program changes, Software Spectrum expects that the amount of agency fees it earns from Microsoft will be reduced over the three-year period in which it is implemented. Due to the grandfathering of existing sales agency program sales, however, Software Spectrum anticipates that the program changes will not have a significant effect on Software Spectrum's results of operation or financial position in 2006. Microsoft has yet to finalize the proposed changes, and thus Software Spectrum is not able to definitively determine the effects of Microsoft's proposed changes on its results of operations and financial position after July 1, 2006.

Software Spectrum is very dependent on a small number of vendors

        A large percentage of Software Spectrum's sales is represented by business software products from a small number of publishers. For 2005, approximately 87% of Software Spectrum's revenue represented products purchased from its 10 largest publishers. For 2005, the top 10 software titles Software Spectrum sold represented approximately 54% of its sales. For 2005, products from Microsoft and IBM accounted for approximately 59% and 10% of revenue, respectively. For 2004, products from Microsoft and IBM accounted for approximately 58% and 10% of revenue, respectively. Most of Software Spectrum's contracts with publishers are non-exclusive and terminable by either party, without cause, upon 30 to 60 days notice. Additionally, Software Spectrum's contracts with its major publishers are generally for one- or two-year terms, and the majority of these contracts contain no provision for automatic renewal. A loss of or significant change in Software Spectrum's relationship with these publishers could have a material adverse effect on Software Spectrum's business and its consolidated financial results. Although Software Spectrum believes that it could obtain these software products from distribution partners, Software Spectrum may not be able to obtain such products or may only be able to obtain such products on terms that could materially adversely affect its financial results. In addition, Software Spectrum can not be sure that any financial or other difficulties of such publishers will not have a material adverse effect on its business.

Software Spectrum's business is dependent on certain key distributors

        Although Software Spectrum obtains the majority of its revenue from publishers, it also relies on distributors for sales of products, such as products from IBM. A loss of or significant change in Software Spectrum's relationships with these distributors could have a material adverse effect on its business. For example, Software Spectrum cannot be sure that these distributors will continue to provide it with credit terms and financial incentives, such as rebates, volume purchase discounts and prompt-payment discounts. Although Software Spectrum believes that the software products it obtains through these distributors would be available from other parties, Software Spectrum may not be able to obtain such products or may only be able to obtain such products on terms that could materially adversely affect its financial results. In addition, Software Spectrum cannot be sure that any financial or other difficulties of these distributors will not have a material adverse effect on its business.

Software Spectrum's business is subject to seasonal changes in demand and resulting sales activities

        Software Spectrum's business is subject to seasonal change. In particular, revenue and profits in the United States, Canada and Europe are typically lower in the first and third quarters due to lower levels of IT purchases during those times. As a result, Software Spectrum's quarterly results may be materially affected during those periods. In addition, periods of higher sales activities during certain quarters may require a greater use of working capital to fund Software Spectrum's business. During these periods, the increased working capital requirements could temporarily increase Software Spectrum's leverage and liquidity needs and expose it to greater financial risk during these periods. Due to these seasonal changes, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.

Software Spectrum's business is sensitive to general economic conditions and conditions in the software and IT industries

        Software Spectrum's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic and business conditions, the condition of the IT industry, shifts in demand for or availability of software and the introduction of new software products or upgrades. In particular, Software Spectrum's business is sensitive to the North American and Western European economic environments. In the past, the software industry in general has felt the effects of an economic slowdown in the United States and Europe and the resulting decrease in IT spending. For example, according to IDC, from 2001 to 2003, software end user spending in North America declined at a CAGR of 0.7%. Further, sales to large corporations have been important to Software Spectrum's results, and its future results are dependent on its continued success with such customers. Any change in demand for products by these large corporations could have a material adverse effect on Software Spectrum's revenue.

Software Spectrum's international operations are sensitive to currency risks

        In 2005, approximately 43% of Software Spectrum's total revenue was generated by sales outside the United States. Software Spectrum's international revenue, cost of revenue and operating expenses are denominated in foreign currencies, principally the Euro and the Pound Sterling. Software Spectrum's international operations are sensitive to currency exchange risks. Software Spectrum presently has currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect Software Spectrum's operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will become more expensive in terms of U.S. dollars to pay expenses with foreign currencies. In addition, currency devaluation against the U.S. dollar can result in a loss to Software Spectrum if it holds deposits of that currency. Software Spectrum currently does not conduct any hedging activities. In addition, some currencies are subject to limitations on conversion in to other currencies, which can limit Software Spectrum's ability to otherwise react to rapid foreign currency devaluations. Software Spectrum cannot predict the impact of future exchange-rate fluctuations on its business and operating results.

Software Spectrum is exposed to the risks of a global market

        Software Spectrum has U.S., European and Asian-Pacific operation centers as well as sales offices in Australia, Belgium, Canada, France, Germany, Hong Kong, Italy, the Netherlands, Singapore, Spain, Sweden, the United Kingdom and the United States. In those regions in which it does not have a physical presence, such as Japan, China, India and Latin America, Software Spectrum serves its customers through strategic relationships. Software Spectrum also will continue to evaluate opportunities to open new international sales offices or enter into strategic relationships to serve international customers. Software Spectrum's future growth and success depend on its continued growth and success in international markets.

        In addition, until a payment history is established over time with customers in a new region, the likelihood of collecting receivables generated by such operations, on a timely basis or at all, could be less than Software Spectrum's expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. Furthermore, changes in policies and/or laws of the United States or foreign governments resulting in, among other things, higher taxation, currency conversion limitations or the expropriation of private enterprises could reduce the anticipated benefits of Software Spectrum's international operations. Any actions by countries in which Software Spectrum conducts business to reverse policies that encourage foreign trade could adversely affect its business.

Software Spectrum operates in a highly-competitive business environment and is subject to significant price competition

        The desktop technology marketplace is competitive. Competition is based primarily on price, product availability, speed of delivery, quality and breadth of offerings, ability to tailor specific solutions to meet customer needs and credit availability. Software Spectrum faces competition from a wide variety of sources, including software publishers, software and hardware direct marketers, OEMs and large system integrators. Many competitors have substantially greater financial resources than Software Spectrum does. Some of Software Spectrum's competitors may provide a broader range of services, such as extending long-term capital financing or offering bundled hardware and software solutions. Companies that compete in this market, including Software Spectrum, are characterized by low gross and operating margins. Consequently, Software Spectrum's profitability is highly dependent upon maintaining scale and effective cost and management controls.

Software Spectrum's new Media Plane™ platform

        Software Spectrum has made significant investments in research, development and marketing for its new Media Plane™ software. Significant revenue from this new product investment may not be achieved for a number of years, if at all.

Software Spectrum may not succeed in protecting its intellectual property

        To protect its intellectual property, Software Spectrum relies upon copyright and trademark laws, unpatented proprietary know-how and trade secrets as well as confidentiality, invention assignment, non-competition and non-solicitation agreements. There can be no assurance that these measures will afford sufficient protection of Software Spectrum's intellectual property. Despite its efforts, it is possible that third parties may copy or otherwise obtain and use Software Spectrum's proprietary information without authorization or otherwise infringe on its intellectual property rights. The disclosure of Software Spectrum's trade secrets could impair Software Spectrum's competitive position and could have a material adverse effect on its business, results of operations, financial condition and future growth prospects.

        Additionally, Software Spectrum's patent application for its Media Plane™ software is currently pending. There can be no assurance that Software Spectrum will obtain a patent for this technology or that any patent that it receives will provide protection of commercial significance. There can also be no assurance that competitors will not challenge, invalidate or avoid the application of this or any other future patents that Software Spectrum may receive or license. Software Spectrum's competitors may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with its ability to make and sell its Media Plane™ software both in the United States and abroad. There can be no assurance that any patent rights will prevent Software Spectrum's competitors from developing, using or selling products that are similar or functionality equivalent to its Media Plane™ software.

Software Spectrum may incur substantial costs defending or protecting against third-party claims

        In connection with the enforcement of Software Spectrum's own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, including but not limited to patent rights, Software Spectrum may in the future be subject to claims, negotiations or complex, protracted litigation. Other than in connection with the Media Plane™ software, Software Spectrum generally does not hold title to the software it sells or licenses and therefore believes that any such claims made in connection with any defects or errors in the software would be the responsibility of the publisher. However, any such claims could result in negative publicity or harm to Software Spectrum's reputation. In addition, Software Spectrum may face warranty and/or infringement claims related to its Media Plane™ software. Intellectual property disputes and litigation are typically very costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. Furthermore, Software Spectrum may not prevail in any future litigation and/or disputes. Adverse decisions in any litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring Software Spectrum to seek licenses from others, preventing it from licensing certain of its products or causing severe disruptions to its operations or the markets in which it competes, any one of which could seriously harm Software Spectrum's business.

Other Operations

Environmental liabilities from our historical operations could be material

        Our operations and properties are subject to a wide variety of laws and regulations relating to environmental protection, human health and safety. These laws and regulations include those concerning the use and management of hazardous and non-hazardous substances and wastes. We have made and will continue to make significant expenditures relating to our environmental compliance obligations. We may not at all times be in compliance with all of these requirements.

        In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 149 properties. We are engaged in addressing or have liquidated 74 of those properties. Of the remaining 58 sites, we have formal commitments or other potential future costs at 35 sites. There are an additional 11 sites with minimal future costs and 12 with unknown future costs. We could be held liable, jointly and severally, and without regard to fault, for such investigation and remediation. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on us.

Potential liabilities and claims arising from coal operations could be significant

        Our coal operations are subject to extensive laws and regulations that impose stringent operational, maintenance, financial assurance, environmental compliance, reclamation, restoration and closure requirements.

        These requirements include those governing air and water emissions, waste disposal, worker health and safety, benefits for current and retired coal miners, and other general permitting and licensing requirements. We may not at all times be in compliance with all of these requirements. Liabilities or claims associated with this non-compliance could require us to incur material costs or suspend production. Mine reclamation costs that exceed reserves for these matters also could require us to incur material costs.

General

If we are unable to comply with the restrictions and covenants in our debt agreements, there would be a default under the terms of these agreements, and this could result in an acceleration of payment of funds that have been borrowed

        If we were unable to comply with the restrictions and covenants in any of our debt agreements, there would be a default under the terms of those agreements. As a result, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that it would be able to find alternative financing. Even if we were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

We have substantial debt, which may hinder our growth and put us at a competitive disadvantage

        Our substantial debt may have important consequences, including the following:

  •
  the ability to obtain additional financing for acquisitions, working capital, investments and capital or other expenditure could be impaired or financing may not be available on acceptable terms;

  •
  a substantial portion of our cash flow will be used to make principal and interest payments on outstanding debt, reducing the funds that would otherwise be available for operations and future business opportunities;

  •
  a substantial decrease in cash flows from operating activities or an increase in expenses could make it difficult to meet debt service requirements and force modifications to operations;

  •
  we have more debt than certain of our competitors, which may place us at a competitive disadvantage; and

  •
  substantial debt may make us more vulnerable to a downturn in business or the economy generally.

        We had substantial deficiencies of earnings to cover fixed charges of approximately $611 million for the fiscal year ended December 31, 2005, $384 million for the fiscal year ended December 31, 2004, $689 million for the fiscal year 2003, $918 million for the fiscal year 2002 and $4,326 million for the fiscal year 2001.

We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits

        If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2005, we had an aggregate of approximately $6.02 billion of long-term debt on a consolidated basis, including current maturities, and approximately $476 million of stockholders' deficit. Our ability to make interest and principal payments on our debt and borrow additional funds on favorable terms depends on the future performance of the business. If we do not have enough cash flow in the future to make interest or principal payments on our debt, we may be required to refinance all or a part of our debt or to raise additional capital. We cannot assure that we will be able to refinance our debt or raise additional capital on acceptable terms.

Restrictions and covenants in our debt agreements limit our ability to conduct our business and could prevent us from obtaining needed funds in the future

        Our debt and financing arrangements contain a number of significant limitations that restrict our ability to, among other things:

  •
  borrow additional money or issue guarantees;

  •
  pay dividends or other distributions to stockholders;

  •
  make investments;

  •
  create liens on assets;

  •
  sell assets;

  •
  enter into sale-leaseback transactions;

  •
  enter into transactions with affiliates; and

  •
  engage in mergers or consolidations.

If certain transactions occur with respect to our capital stock, we may be unable to fully utilize our net operating loss carryforwards to reduce our income taxes

        As of December 31, 2005, Level 3 had net operating loss carryforwards of approximately $5.9 billion for federal income tax purposes. If certain transactions occur with respect to Level 3's capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent shareholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code and applicable regulations, annual limitations would be imposed with respect to the Company's ability to utilize its net operating loss carryforwards and certain current deductions against any taxable income Level 3 achieves in future periods. Level 3 has entered into transactions over the last three years resulting in significant cumulative changes in the ownership of its capital stock. Additional transactions could cause the Company to incur a 50 percentage point ownership change by 5-percent shareholders and, if the Company triggers the above-noted Internal Revenue Code imposed limitations, prevent it from fully utilizing net operating loss carryforwards and certain current deductions to reduce income taxes. The Company does not believe its net operating loss carryforwards will be limited in 2006 or thereafter, based on information available at the time of this filing.

Increased scrutiny of financial disclosure, particularly in the telecommunications industry in which we operate, could adversely affect investor confidence, and any restatement of earnings could increase litigation risks and limit our ability to access the capital markets

        Congress, the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. Although all businesses face uncertainty with respect to how the U.S. financial disclosure regime may be impacted by this process, particular attention has been focused recently on the telecommunications industry and companies' interpretations of generally accepted accounting principles.

        If we were required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles, that restatement could adversely affect our ability to access the capital markets or the trading price of our securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation in the telecommunications industry. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business

        Since the September 11, 2001, terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets. The full effect on the financial markets of these events, as well as concerns about future terrorist attacks, is not yet known. They could, however, adversely affect our ability to obtain financing on terms acceptable to us, or at all.

        There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly affect our physical facilities or those of our customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. Any of these occurrences could materially adversely affect our business.

Our international operations and investments expose us to risks that could materially adversely affect the business

        We have operations and investments outside of the United States, as well as rights to undersea cable capacity extending to other countries, that expose us to risks inherent in international operations. These include:

  •
  general economic, social and political conditions;

  •
  the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

  •
  tax rates in some foreign countries may exceed those in the U.S.;

  •
  foreign currency exchange rates may fluctuate, which could adversely affect our results of operations and the value of our international assets and investments;

  •
  foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

  •
  difficulties and costs of compliance with foreign laws and regulations that impose restrictions on our investments and operations, with penalties for noncompliance, including loss of licenses and monetary fines;

  •
  difficulties in obtaining licenses or interconnection arrangements on acceptable terms, if at all; and

  •
  changes in U.S. laws and regulations relating to foreign trade and investment.

Anti-takeover provisions in our charter and by-laws could limit the share price and delay a change of management

        Our certificate of incorporation and by-laws contain provisions that could make it more difficult or even prevent a third party from acquiring us without the approval of our incumbent board of directors. These provisions, among other things:

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

        In addition, the terms of most of our long term debt require that upon a "change of control" as defined in the agreements that contain the terms and conditions of the long term debt require that we make an offer to purchase the outstanding long term debt at either 100% or 101% of the aggregate principal amount of that long term debt.

        These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

If a large number of our shares of common stock are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital

        We cannot predict what effect, if any, future sales of our common stock will have on the market price of our Common Stock. The market price of our common stock could drop significantly if certain large holders of our common stock sell all or a significant portion of their shares of our common stock or are perceived by the market as intending to sell them other than in an orderly manner. In addition, these sales could impair our ability to raise capital through the sale of additional common stock.

The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors

        The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors, including:

  •
  the depth and liquidity of the trading market for our common stock;

  •
  quarterly variations in actual or anticipated operating results;

  •
  changes in estimated earnings by securities analysts;

  •
  market conditions in the communications and information services industries;

  •
  announcement and performance by competitors;

  •
  regulatory actions; and

  •
  general economic conditions.

        In addition, in recent months the stock market generally has experienced significant price and volume fluctuations. Those market fluctuations could have a material adverse effect on the market price or liquidity of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2. PROPERTIES

        Our headquarters are located on 46 acres in the Interlocken Advanced Technology Environment within the City and County of Broomfield, Colorado. The campus facility, which is owned by our wholly owned subsidiary HQ Realty, Inc., encompasses over 800,000 square feet of office space. As part of the WilTel acquisition, we also lease approximately 260,000 square feet of office and technical space in the building known as One Technology Center located at 100 South Cincinnati Avenue in Tulsa, Oklahoma. In Europe, we have approximately 211,000 square feet of office space in the United Kingdom, approximately 10,000 square feet of office space in Germany, and approximately 14,000 square feet of office space in France.

        Properties relating to our coal mining segment are described under "ITEM 1. BUSINESS—Our Other Businesses" above. In connection with certain existing and historical operations, we are subject to environmental risks.

        Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We have approximately 6.7 million square feet of space for our Gateway and transmission facilities and have completed construction on approximately 4.8 million square feet of this space. This Gateway space is either owned by us or is held pursuant to long-term lease agreements.

        We have entered into various agreements regarding our unused office and technical space in order to reduce our ongoing operating expenses regarding such space.

        Software Spectrum currently leases approximately 72,400 square feet of office space for its operational headquarters in Plano, Texas (a suburb in the Dallas/Ft. Worth metroplex) for an initial term of ten years with monthly rent and operating expenses of approximately $45,000. Software Spectrum leases approximately 16,000 square feet of office space in Spokane/Liberty Lake area in Washington with current aggregate monthly payments of approximately $9,333 which expires in April 2006.

        Software Spectrum has a lease commitment in Norwood, Massachusetts. This commitment provides for monthly payments of approximately $157,000 and expires in June 2006.

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

ITEM 3. LEGAL PROCEEDINGS

        In April 2002,, Level 3 Communications, Inc., and two of its subsidiaries were named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in state court in Madison County, Illinois. In July 2001, Level 3 was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the

U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho, which decision is on appeal. In September 2002, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in Smith et. al. v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. In April 2005, the Smith plaintiffs filed a Fourth Amended Complaint which did not include Level 3 or Williams Communications, Inc. as a party, thus ending both companies' involvement in the Smith case. On February 17, 2005, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in McDaniel, et. al., v. Qwest Communications Corporation, et al., a purported class action covering 10 states filed in the United States District Court for the Northern District of Illinois. These actions involve the companies' right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies' fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, other than as noted above, all adjudicated attempts to have class action status granted on complaints filed against the companies or any of their subsidiaries involving claims and demands related to rights-of-way issues have been denied.

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

        The company and its subsidiaries are parties to many other legal proceedings. Our management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the company's financial condition or future results of operations, but could impact future cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market Information.    Our common stock is traded on the Nasdaq National Market under the symbol "LVLT." As of March 1, 2006, there were approximately 7,829 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the Nasdaq National Market.

Year Ended December 31, 2005	High	Low
First Quarter	$3.34	$1.90
Second Quarter	2.44	1.62
Third Quarter	2.35	1.90
Fourth Quarter	3.90	2.06
Year Ended December 31, 2004	High	Low
First Quarter	$6.82	$3.75
Second Quarter	4.23	2.83
Third Quarter	3.34	2.50
Fourth Quarter	3.93	2.61

        Equity Compensation Plan Information.    We have only one equity compensation plan—The 1995 Stock Plan, as amended—under which we may issue shares of our common stock to employees, officers, directors and consultants. This plan has been approved by our stockholders. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under the 1995 Stock Plan as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	43,941,666†	$4.06†‡	109,295,295
Equity compensation plans not approved by stockholders	0	$0.00	0

†
Includes awards of Outperform Stock Options ("OSOs"). For purposes of this table, these securities are considered to use a single share of our common stock from the total number of shares reserved for issuance under the 1995 Stock Plan.

‡
Includes weighted-average exercise price of outstanding OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500 ®Index from the time of the grant of the award until the award has been exercised.

        Dividend Policy.    Our current dividend policy, in effect since April 1, 1998, is to retain future earnings for use in our business. As a result, our directors and management do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. In addition, we are effectively restricted under certain debt covenants from paying cash dividends on shares of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appears below.

	Fiscal Year Ended(1)
	2005	2004	2003	2002	2001
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue	$3,613	$3,637	$3,947	$3,015	$1,410
Net loss from continuing operations(2)	(687)	(458)	(704)	(854)	(4,351)
Net loss(3)	(638)	(458)	(711)	(858)	(4,978)
Per Common Share:
Net loss from continuing operations(2)	(0.98)	(0.67)	(1.25)	(2.10)	(11.64)
Net loss(3)	(0.91)	(0.67)	(1.26)	(2.11)	(13.32)
Dividends(4)	—	—	—	—	—
Financial Position:
Total assets	8,277	7,544	8,302	8,972	9,325
Current portion of long-term debt(5)	—	143	124	4	5
Long-term debt, less current portion(5)	6,023	5,067	5,249	6,102	6,209
Stockholders' equity (deficit)(6)	(476)	(157)	181	(240)	(65)

(1)
The operating results of the Company's (i)Structure, LLC computer outsourcing services business sold in 2005, the Midwest Fiber Optic Network business acquired from Genuity, Inc. in 2003 and sold in 2003, the Company's Asian communications operations, which the Company agreed to sell in 2001, as well as Software Spectrum's contact service business obtained in the Software Spectrum acquisition in 2002 and sold in 2003 are included in discontinued operations for all periods presented for which Level 3 owned each business.

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

  The Company purchased WilTel Communications Group, LLC ("WilTel") on December 23, 2005, and recorded approximately $38 million of revenue attributable to this business in 2005.

(2)
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

  In 2004, The Company recognized a gain of $197 million as a result of the early extinguishments of certain long-term debt and $113 million of termination revenue.

  In 2005, the Company recognized $133 million of termination revenue and approximately $23 million of impairment and restructuring charges.

(3)
In 2001, the Company agreed to sell its Asian telecommunications business to Reach Ltd. and recorded an impairment charge of $516 million related to its discontinued Asian operations. Losses attributable to the Asian operations were $89 million for fiscal 2001.

  In 2005, the Company sold (i)Structure, LLC and recognized a gain on the sale of $49 million. For fiscal years 2005 and 2004, (i)Structure revenues approximated costs. Losses attributable to the operations of (i)Structure for fiscal years 2003, 2002 and 2001 were $17 million, $6 million and $22 million, respectively.

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

  In 2005, the Company received net proceeds of $877 million from the issuance of $880 million of 10% Convertible Senior Notes due 2011. Also in 2005, a wholly-owned subsidiary of the Company received net proceeds of $66 million from the completion of a refinancing of the mortgage of its corporate headquarters. The subsidiary entered into a new mortgage loan of $70 million at an initial fixed rate of 6.86% through 2010.

(6)
In 2001, the Company issued approximately 16 million shares of common stock, valued at approximately $72 million, in exchange for long-term-debt.

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

  In 2005, the Company issued 115 million shares of common stock, valued at approximately $313 million, as the stock portion of the purchase price paid to acquire WilTel.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries ("Level 3" or the "Company"). When used in this document, the words "anticipate", "believe", "plan", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. See "Cautionary Factors That May Affect Future Results" immediately preceding Item 1—"Business" and Item 1A.—"Risk Factors."

        Level 3 Communications, Inc., through its operating subsidiaries, is primarily engaged in the communications and information services businesses, with additional operations in coal mining. The Company is a facilities based provider of a broad range of integrated communications services categorized as Core Communications Services, Other Communications Services and SBC Master Services Agreement. Revenue for communications services is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of up to 20 years. In these situations, Level 3 will defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract. At December 31, 2005, for contracts where up-front payments were received for services to be delivered in the future, the Company's weighted average remaining contract period was approximately 14 years.

Communication Services

        The Company separates its communication services into three separate groups: 1) Core Communications Services, 2) Other Communications Services, and 3) SBC Master Services Agreement. Each group is in a different phase of the service life cycle, requiring different levels of investment and focus and providing different contributions to the Company's Adjusted OIBDA (as defined below). Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business. At the same time, the Company believes it must continue to manage effectively the positive cash flows from its SBC Master Services Agreement and its Other Communications Services including the Company's mature managed modem business and its related reciprocal compensation. The Core Communications Services group includes transport and infrastructure, IP and data services, voice and Vyvx video services. The Other Communications Services group includes managed modem and related reciprocal compensation, DSL aggregation services and the legacy managed IP service business. The SBC Master Services Agreement product group will include all the revenues related to this contract, which was obtained in the December 23, 2005 acquisition of WilTel.

        The Company's transport and infrastructure services include colocation services, wavelength, private line, dark fiber and transoceanic services. Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of up-front payments or monthly payments for private line, wavelength or dark fiber services. An increase in demand may be partially offset by declines in unit pricing.

        IP and data services primarily include the Company's high speed Internet access service and IP-VPN services. Level 3's high speed Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company's IP-VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and Frame Relay offerings. IP-VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

        The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company's IP and data services. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The Company, however, continues to experience lower revenue growth due to price compression for its IP and data services. These declines were partially offset by an approximate 90% increase in IP and Data traffic for 2005. Current high levels of available capacity and the numerous companies competing in this market have resulted in a very competitive pricing environment.

        The Company experienced price compression in the 25% to 45% range for transport and IP services in 2004. Level 3 believes that industry-wide, excess network inventory has been significantly reduced and pricing pressures are beginning to moderate as evidenced by the Company's improved pricing and increased traffic volume. For its IP services, the Company's average price per megabyte declined approximately 30% in 2005. In addition to pricing pressures, the decline in the Company's average price per megabyte is attributable to higher traffic from larger customers and customers moving to higher speed services with a lower price per megabyte. The larger customers have a lower price per megabyte due to higher volume commitments.

        The Company also continued to see pricing pressure in 2005 for those transport and infrastructure customers that require simple, low quality, point-to-point services, as competitors aggressively pursued this business. However, Level 3 believes that competitors are less willing to discount these services if it requires investment in incremental capacity to meet the customer's requirements. For those customers that provide high quality content or require a combination of transport, IP and voices solutions on a regional or national platform, Level 3 is seeing some indications that price compression is starting to moderate and, in many cases, prices are starting to increase as confirmed by research performed by industry analysts. Independent industry reports indicate that wholesale pricing of long-haul wavelength and private line services have been stable in North America over the last 12 months and, in some cases, have started to rise again. Level 3 intends to remain disciplined in its approach to pricing for its transport and IP services.

        The emergence of a number of companies from bankruptcy protection and additional competition from other distressed carriers continues to contribute to the difficult and competitive operating environment. The Company does not expect this environment to change significantly until the industry consolidates further and/or demand accelerates.

        The Company has developed new voice services that, in addition to its existing voice services, target large and existing markets. The Company believes that the efficiencies of Level 3's IP and optical based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks. The Company is moving quickly to develop both its capability to market and sell in the voice market and develop the internal systems and processes necessary to support the new services being launched. The revenue potential for voice services is large; however, the revenues and margins are expected to continue to decline over time as a result of the new low cost IP and optical based technologies. In addition, the market for voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

        Vyvx provides audio and video programming for its customers over the Company's fiber-optic network and via satellite. It uses the Company's fiber-optic network to carry many live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event. For live events where the location is not known in advance, such as breaking news stories in remote locations, Vyvx provides an integrated satellite and fiber-optic network based service to transmit the content to its customers. Most of Vyvx's customers for these services contract for the service on an event-by-event basis; however, Vyvx has some customers who have purchased a dedicated point-to-point service which enables these customers to transmit programming at any time.

        Vyvx also distributes advertising spots to radio and television stations throughout the U.S., both electronically and in physical form. Customers for these services can utilize a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders.

        The Company's Other Communications services are mature products or services that are not areas of emphasis for the Company. As noted above, Other Communications services include managed modem, DSL aggregation services, related reciprocal compensation and legacy managed IP services.

        The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. This trend is expected to result in declines in managed modem revenue in the future. The Company recognized $396 million, $488 million and $627 million of managed modem and managed modem related revenue for 2005, 2004 and 2003, respectively. These declines may be mitigated in the mid to longer term by growth in IP-based services offered by the Company that address the market shift to higher speed broadband services. Level 3 believes that the low cost structure of its network will enable it to aggressively compete for new business in the IP-based market.

        Level 3 receives compensation from other carriers when it terminates traffic originating on those carriers' networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company earns the majority of its reciprocal compensation revenue from providing managed modem services.

        The exclusivity provisions in the contract with the Company's primary DSL aggregation customer expired at the end of the first quarter of 2005. The customer completed the migration of its existing DSL aggregation subscribers to its own network during the third quarter of 2005. Contracts with the Company's remaining DSL aggregation customers expired in the fourth quarter of 2005. The Company recognized DSL aggregation revenue of $79 million, $138 million and $99 million for 2005, 2004 and 2003, respectively. The Company does not expect to recognize DSL aggregation revenue in the foreseeable future.

        Legacy managed IP services primarily include low speed services which utilize ATM technology, as well as VPN and managed security services. The Company's legacy Internet access business consists primarily of a business that was acquired in the Genuity transaction in 2003. The Company has elected not to pursue additional customers and limit the capital invested in this component of its business.

        The SBC Master Services Agreement was an agreement between SBC Services Inc. and WilTel and was acquired in the WilTel transaction in December 2005. Recently, SBC Services Inc. became a subsidiary of AT&T Inc., (together "SBC"). WilTel and SBC amended their agreement in June 2005 to run through 2009 and it provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009. Only purchases of on-net services count toward satisfaction of this purchase commitment. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost. Additionally, the SBC Master Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. If Level 3 meets the performance criteria, it is eligible to earn $25 million in 2006 and $25 million in 2007.

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

        Management of Level 3 believes the introduction of new services or technologies, as well as the further development of existing technologies, may reduce the cost or increase the supply of certain services similar to those provided by Level 3. The ability of the Company to anticipate, adapt and invest in these technology changes in a timely manner may affect the future success of the Company.

        The Company completed the initial planned deployment of the next generation of optical transport technology in its North American and European networks in the fourth quarter of 2005 and early in the first quarter of 2006, respectively. The Company has decided to deploy the technology for additional routes in North America and Europe and expects to complete the deployments on these routes in the first quarter of 2006. The Company began an upgrade of its IP backbone technology in the third quarter of 2005. Level 3 believes that this deployment of new equipment to the existing network equipment will allow the Company to optimize the amount of traffic it carries over the network and lower the cost of providing services.

        In order to expand its service offerings in Europe, the Company expects to invest $20 million for a dark fiber based expansion in nine European markets. The dark fiber is expected to replace or supplement existing wavelength capacity.

        The communications industry continues to consolidate. Level 3 has participated in this process with the acquisition of WilTel and the proposed Progress Telecom transaction described below. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in 2006.

        The successful integration of WilTel into Level 3 is important to the success of Level 3. The Company must quickly identify synergies, integrate the networks and support organizations while maintaining the service quality levels expected by existing customers.

        The Company is focusing its attention on 1) growing revenue through Core Communications services, 2) continuing to show improvements in Adjusted OIBDA as a percentage of revenue, 3) completing the integration of WilTel and potentially Progress Telecom, and 4) managing cash flows provided by its Other Communications services. The anticipated change in the composition of the Company's revenue will require the Company to manage operating expenses carefully and concentrate its capital expenditures on those technologies and assets that will enable the Company to develop its Core Communications services further and replace the decline in revenue and earnings from Other Communications services.

        In addition to the operational metrics mentioned above, the Company is also focusing on improving its liquidity, financial condition, and extending the maturity dates of certain of its debt and lowering the effective interest rate on its outstanding debt over the long term. In April 2005, Level 3 completed the offering of $880 million of 10% Convertible Senior Notes due 2011 to institutional investors and, in September 2005, its subsidiary HQ Realty, Inc. completed a mortgage refinancing of $70 million for the Level 3 corporate headquarters in Colorado.    Level 3 intends to use the net proceeds from these offerings for general corporate purposes, including possible acquisitions, working capital, capital expenditures, debt refinancing and debt repurchases.

        In January 2006, the Company completed the exchange of several tranches of its debt maturing in 2008 for a new tranche of debt maturing in 2010. The Company was able to extend the maturity date of approximately $692 million of debt due in 2008 to March 2010. The Company will continue to look for opportunities to improve its financial position in 2006 and focus its resources on growing revenue and managing costs for the communications business.

Information Services

        In the fourth quarter of 2005, the Company sold its wholly-owned subsidiary, (i)Structure, LLC, which provided computer outsourcing services primarily to small and medium-sized businesses. The Company's information services business is now comprised of Software Spectrum, Inc. ("Software Spectrum"). Software Spectrum is a global reseller of business software, primarily to large and medium sized businesses. Software Spectrum recognizes revenue at the time the product is shipped or in accordance with the terms of the licensing contracts. Sales under certain licensing programs permit Software Spectrum to recognize only a service fee paid by the software publisher as revenue. Software Spectrum has experienced an increase in sales under this form of licensing program and management expects further adoption of agency licensing programs in the future. The Company's ability to resell software is influenced by the general economic environment, specifically in North America and Western Europe, as well as the level of IT spending for business software by large and medium sized companies.

        The software distribution and resale business is very competitive with profitability largely dependent upon rebates received from the software publishers and suppliers. The amount of rebates received from a publisher or supplier is tied directly to the value of software sold for that publisher or supplier. These programs vary but, typically contain sales targets that are tiered so that Software Spectrum can earn higher rebates on incremental sales above certain sales targets. Alternatively, Software Spectrum may forfeit publisher and supplier rebates if certain minimum sales targets are not achieved. As such, it is not uncommon for software resellers, including Software Spectrum, to price software at or below their cost in order to attain the next sales target and thus earn higher rebates from software publishers and suppliers.

        Microsoft Corporation ("Microsoft") is the primary provider of business software to the Company's Software Spectrum business. If Microsoft should successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the distribution or resale channel, Software Spectrum's results of operations would be materially and adversely affected.

        In 2005, Microsoft notified Software Spectrum of proposed changes to Microsoft's sales agency program which, once finalized by Microsoft, will take effect for customer contracts entered into after July 1, 2006. All contracts completed prior to July 1, 2006, will be grandfathered under the existing sales agency program. Under the proposed revised program for agency type sales as currently drafted, the number of performance metrics against which Software Spectrum is measured and the standard of performance on those metrics are expected to increase. Based on a preliminary evaluation of Microsoft's proposed program changes, Software Spectrum expects that the amount of agency fees it earns from Microsoft will be reduced over the three-year period in which it is implemented. Due to the grandfathering of existing sales agency program sales, however, Software Spectrum anticipates that the program changes will not have a significant effect on Software Spectrum's results of operation or financial position in 2006. Microsoft has yet to finalize the proposed changes, and thus Software Spectrum is not able to definitively determine the effects of Microsoft's proposed changes on its results of operations and financial position after July 1, 2006.

        In order to achieve a desired return on invested capital, management of Software Spectrum focuses on 1) revenue growth, 2) Adjusted OIBDA and 3) cash flow from operating activities, including changes in working capital accounts, to assess the financial condition and operating performance of the business. Software Spectrum has expanded its sales and marketing efforts to small and mid-market businesses as well as other geographic markets to further increase sales and revenue. In addition to revenue growth, Software Spectrum continues to evaluate its cost structure in order to improve operating results. Management is focusing its attention on minimizing working capital requirements by lowering its days sales outstanding through consistent collection procedures and carefully managing vendor payment terms. Management expects working capital requirements for the Software Spectrum business to decline in the future as software publishers continue to adopt the agency licensing model described in the Critical Accounting Policies section below.

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

Critical Accounting Policies

        The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The effect of any associated risks related to these policies on the Company's business operations is discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect the Company's reported and expected financial results.

Revenue

        Revenue for communications services, including voice, private line, wavelengths, colocation, Internet access, managed modem, data services, video and dark fiber revenue is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or on a contractually committed amount. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, or at rates mandated by the FCC. Periodically, the Company will receive payment for reciprocal compensation services in excess of FCC rates and before an agreement is in place. These amounts are included in other current liabilities on the consolidated balance sheet until a final agreement has been reached and the necessary regulatory approvals have been received. These amounts were insignificant to the Company in 2005 and 2004.

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

        Microsoft, a significant supplier of software to Software Spectrum, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements are priced, billed and collected directly by Microsoft. In 2003, several other suppliers, for whom Software Spectrum resells products and services, began adopting this type of program. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from the software publishers for these activities. Under this licensing program, Software Spectrum only recognizes the service fee paid by the software publisher as revenue and not the entire sales price of the software. The Company continues to sell products under various licensing programs, but beginning in 2003, has experienced an increase in the level of sales under these new programs and management expects further adoption of agency licensing programs in the future. If Microsoft and other software publishers are able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a "net" basis, the Company may experience a significant decline in information services revenue but will also experience a comparable decline in cost of revenue.

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

Non-Cash Compensation

        The Company applies the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Prior to the issuance of SFAS No. 123R "Share-Based Payments" ("SFAS No, 123R"), most companies did not follow the expense recognition provisions of SFAS No. 123; rather, they disclose the information only on a pro forma basis. As a result, these pro-forma disclosures must be considered when comparing the Company's results of operations to those reported by other companies. Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges, though generally permitted to be settled in cash, are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such options are exercised.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R which requires companies to recognize the fair value of stock based compensation in the statement of operations for reporting periods beginning in 2006.

Long-Lived Assets

        Property, plant and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that events have occurred that require an analysis of potential impairment. Costs associated directly with network expansions and the development of business support systems, primarily employee-related costs are capitalized. The Company capitalized

$51 million, $66 million and $61 million of cost, primarily direct labor and related employee benefits, in 2005, 2004 and 2003, respectively. Intercity network segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 2-40 years. The total cost of a business support system is amortized over a useful life of three years. The useful lives of the Company's assets are estimates and actual in-service periods for specific assets could differ significantly from these estimates. Due to changes in technology and the competitive environment, these estimates require a significant amount of judgment.

        The Company at least annually, or as events or circumstances change that could affect the recoverability of the carrying value of its communications and information services assets, conducts a comprehensive review of the carrying value of its assets to determine if the carrying amount of the assets are recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets." This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

        The Company assessed its communications long-lived assets for impairment at December 31, 2005, and determined that an impairment charge was not required. The communications network includes electronics, optronics, fiber, multiple conduits and colocation facilities. Level 3 separately evaluates colocation facilities, certain empty conduit and the network asset. The impairment analysis is based on a long-term cash flow forecast to assess the recovery of the communications assets over their estimated useful lives.

        Level 3 also assesses the carrying value of goodwill on an annual basis in accordance to SFAS No. 142 "Goodwill and Other Intangible Assets." The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded. The Company did not record charges for the impairment of long-lived assets or goodwill in 2005, 2004 or 2003.

        Management's estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. Management will continue to assess the Company's assets for impairment as events occur or as industry conditions warrant.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue reserves, whether impairment charges are necessary, useful lives of fixed assets, accruals for estimated tax and legal liabilities that are probable and estimatable, cost of revenue disputes for communications, unfavorable contracts recognized in purchase accounting, publisher and supplier rebates earned by Software Spectrum and asset retirement obligations. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

        Recently issued accounting pronouncements are described in Note 1 to the consolidated financial statements. The following are the recently issued pronouncements that the Company believes are applicable to its business.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity or liability instruments issued. The U.S. Securities and Exchange Commission extended the effective date of SFAS No. 123R such that the Company is first required to adopt SFAS No. 123R beginning January 1, 2006. The adoption of SFAS No. 123R on January 1, 2006 is not expected to have a significant effect on the Company's financial position or results of operations as the Company adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1998.

        After adopting SFAS No. 123R, the Company expects to continue utilizing a modified Black-Scholes model to value any outperform stock options granted to employees. The Company believes that the relative short life of the options and the other variables used in the model provide a reasonable estimate of the fair value of the option at the time of grant.

        The FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets", which is effective for Level 3 starting January 1, 2006. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company's financial position or results of operations as Level 3 is a party to a limited number of non-monetary transactions and those transactions have not been material.

        Emerging Issues Task Force ("EITF") Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" ("EITF No. 04-6") establishes appropriate accounting for stripping costs incurred during the production phase and is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF No. 04-6 further defines inventory produced as mineral that has been extracted. As a result, stripping costs related to exposed, but not extracted mineral will be expensed as incurred rather than deferred until the mineral is extracted. The Company's coal mining business currently defers stripping costs and amortizes these costs over the period in which the underlying coal is mined. The Company expects the adoption of EITF No. 04-6 beginning January 1, 2006 will not have a significant effect on the Company's financial position or results of operations.

        In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 provides additional clarification as to when companies should recognize asset retirement obligations pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company's adoption of FIN 47 effective on December 31, 2005 did not have a material effect on the Company's results of operations or financial position as Level 3 recognized the discounted value of its conditional asset retirement obligations when it adopted SFAS No. 143 at the beginning of 2003.

        In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3", ("SFAS No. 154"). This Statement requires retroactive application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005.

Previously, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. The adoption of SFAS No. 154 is not expected to have a significant effect on the Company's financial position or results of operations.

Results of Operations 2005 vs. 2004

        Revenue for 2005 and 2004 is summarized as follows:

(dollars in millions)	2005	2004
Communications	$1,645	$1,685
Information Services	1,894	1,861
Coal Mining	74	91

	$3,613	$3,637

        Communications revenue is separated into three groups: 1) Core Communications Services (including transport and infrastructure services, IP and data services, voice services and Vyvx services), 2) Other Communications Services (including managed modem and its related reciprocal compensation, DSL aggregation, and legacy managed IP services), and 3) SBC Master Services Agreement. Revenue attributable to these service groupings is provided in the following table:

(dollars in millions)	2005	2004
Core Communications Services:
Transport and Infrastructure	$653	$574
IP and data	186	167
Voice	120	53
Vyvx	3	—

	962	794
Other Communication Services:
Managed Modem	396	488
DSL aggregation	79	138
Reciprocal Compensation	100	150
Managed IP	83	115

	658	891
SBC Master Services Agreement	25	—

Total Communications Revenue	$1,645	$1,685

        Transport and infrastructure revenue increased in 2005 primarily due to increased demand for colocation space in large markets in North America and Europe, and an increase in wavelength revenue due to sales to 360Networks, France Telecom and other new and existing customers. Transport and infrastructure revenue in 2005 includes $4 million attributable to WilTel. In addition, termination revenue related to transport and infrastructure services increased approximately $23 million in 2005. The termination revenue in 2005 is primarily attributable to agreements reached with France Telecom and 360networks relating to the termination of existing dark fiber lease agreements with those customers described below.

        On February 22, 2005, France Telecom and Level 3 finalized an agreement to terminate a dark fiber agreement signed in 2000. Under the terms of the agreement France Telecom returned the fiber to Level 3. Under the original IRU agreement, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized unamortized deferred revenue of approximately $40 million as non-cash termination revenue in the first quarter of 2005. The wavelength sales described above were a part of this transaction.

        On March 1, 2005, Level 3 entered into an agreement with 360networks in which both parties agreed to terminate a 20-year IRU agreement. Under the new agreement 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement, signed in 2000, the revenue associated with the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005. The wavelength sales described above were a part of this transaction.

        The Company expects to recognize termination revenue in the future if customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but does not currently expect to recognize significant termination revenue for the foreseeable future.

        IP and data revenue increased in 2005 primarily due to traffic growth from new and existing customers that exceeded the rate of price compression as well as improved market acceptance of the Company's new IP-VPN service. In addition, 2005 IP and data revenue includes $1 million attributable to WilTel.

        Level 3's voice revenue, excluding WilTel, increased 117% in 2005. The increase is primarily attributable to the Company's wholesale voice products including voice termination and local inbound services. Voice termination and local inbound services experienced a 35% and 49%, respectively, increase in minutes of use in the fourth quarter of 2005 compared to the same period in 2004. The Company also recorded voice revenue of $5 million attributable to WilTel for the period Level 3 owned WilTel in the fourth quarter of 2005.

        The Vyvx business was acquired on December 23, 2005 as part of the WilTel transaction. Revenue of $3 million is included from the acquisition date through the end of the year.

        Managed modem revenue declined in 2005 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers. This change resulted in a decline in the demand for managed modem ports. America Online, the Company's largest managed modem customer, reduced the number of ports it purchased from Level 3 by approximately 25% in the second half of 2004 and decreased the number of ports purchased by an additional 30% primarily in the second half of 2005. In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions that have the effect of lowering revenue as Level 3 is obligated to provide America Online a reduced per port rate if Level 3 offers another customer better pricing for a lower volume of comparable services.

        Partially offsetting this decline in managed modem revenue in 2005 was the revenue purchased in the ICG and Sprint transactions completed in the second and fourth quarter of 2004, respectively. The Company expects, excluding the effects of future acquisitions, managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and the potential pricing concessions as contracts are renewed.

        DSL aggregation revenue decreased significantly in 2005 as the Company's primary DSL aggregation customer began to migrate its DSL subscribers to its own network beginning in the first quarter of 2005. The customer completed the migration of its subscribers in the third quarter of 2005. In addition, the Company's other DSL contracts expired in 2005 and were not renewed. The Company does not expect to recognize DSL aggregation revenue in the foreseeable future.

        Reciprocal compensation revenue declined from 2004 levels primarily due to a settlement with a major carrier in the third quarter of 2004, which did not recur in 2005. The settlement resolved rate issues for 2004 and prior periods and resulted in the recognition of $31 million of revenue for services provided in prior periods. This revenue had been deferred as the Company did not have an interconnection agreement in place and approved by the relevant authorities. In addition to this agreement, the Company signed interconnection agreements with other carriers in 2004 and 2005 that resulted in the Company receiving a lower rate per minute for terminating traffic. The majority of the Company's interconnection agreements provide rate structures through 2006. The Company earns the majority of its reciprocal compensation revenue from managed modem services.

        With the agreements reached in 2004 and 2005, Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. Level 3 continues to negotiate new interconnection agreements with its local carriers. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company's managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

        The Company's legacy Managed IP business consists primarily of a business that was acquired in the Genuity transaction in 2003. The Company has not invested in this service and is not actively looking for new customers. The decline in revenue is attributable to the disconnection of service by existing customers. The Company expects this trend to continue in 2006.

        The SBC Master Services Agreement was obtained in the WilTel transaction. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. Due to the significance of the commitment, the Company has elected to separate and report this contract from its other communications services. Level 3 earned revenue of approximately $25 million attributable to this contract in 2005.

        Information services revenue increased 2% from 2004 to 2005 primarily as a result of sales to a systems integrator on behalf of the Department of Navy in addition to increased sales to the small-medium business market customers. This was partially offset by an increase in sales under software publishers' agency licensing programs that result in only a service fee being recognized as revenue, rather than the selling price of the software. The software reseller industry is seasonal, with revenue and Adjusted OIBDA typically being higher in the second and fourth quarters of the Company's fiscal year.

        Software Spectrum began experiencing an increase in sales under Microsoft's 6.0 licensing program and similar programs offered by other suppliers in 2003. Under these programs, new enterprise-wide licensing arrangements are priced, billed and collected directly by the software publishers. Software Spectrum continues to provide sales and support services related to these transactions and earns a service fee directly from publishers for these activities. The Company recognizes the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $74 million and $54 million of revenue attributable to these types of contracts in 2005 and 2004, respectively. The estimated selling price of the software sold under these agreements was $1.235 billion and $975 million for the corresponding periods.

        If Microsoft and the other suppliers are successful in implementing agency licensing programs, it will result in a significant decline in the amount of information services revenue recognized by the Company. The decline in revenue is not expected to have a meaningful effect on operating income (loss), as the Company should experience a corresponding decline in cost of revenue.

        Coal mining revenue decreased to $74 million in 2005 compared to $91 million in 2004. The decline in revenue for 2005 is attributable to a significant reduction in coal required to be purchased in

2005 under a contract with Detroit Edison from 2004 levels. The Company has signed new agreements with Detroit Edison, but with lower tonnage requirements and lower prices.

        Cost of Revenue for the communications business, as a percentage of revenue for 2005 and 2004 was 28% and 27%, respectively. In 2005, the Company recognized $133 million of termination revenue, primarily related to 360networks and France Telecom in the first quarter. In 2004, termination revenue was $113 million, most of which was attributable to the McLeod transaction in the fourth quarter. An increase in termination revenue with no corresponding cost of revenue, positively affected the percentage in both years. Excluding termination revenue in 2005 and 2004, the cost of revenue, as a percentage of revenue, would have been 30% and 28%, respectively. The increase in 2005 is attributable to the increase in voice services for which the corresponding cost of revenue is generally higher than Level 3's other services.

        The cost of revenue for Software Spectrum, as a percentage of its revenue, was 91% for both 2005 and 2004. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results. In 2005 and 2004, Software Spectrum earned approximately $40 million and $42 million, respectively, in rebates which reduced cost of revenue. Software Spectrum does not earn rebates from Microsoft on agency program sales. As a result, as agency program sales increase, the amount of rebates earned from Microsoft is expected to decline. This decline is partially offset, by Software Spectrum earning, in general, higher margins on Microsoft agency sales than on Microsoft non-agency sales.

        Cost of revenue, as a percentage of revenue, for the coal mining business was consistent for 2005 and 2004 at 72% and 73%, respectively. The decrease in cost of revenue as a percentage of revenue is attributable to the favorable resolution of certain production tax issues related to prior periods that resulted in a $5 million decrease in the cost of revenue for the mining business in the second quarter of 2005.

        The Company expects the cost of revenue as a percentage of revenue for the coal mining business to increase in 2006 as a result of new contracts signed in 2005 at lower tonnage requirements and lower prices.

        Depreciation and Amortization expenses were $657 million in 2005, a 4% decrease from 2004 depreciation and amortization expenses of $682 million. The decrease is primarily attributable to shorter-lived communications assets that were placed in service in prior years becoming fully depreciated during 2004 and 2005.

        Due to the acquisition of WilTel in the fourth quarter of 2005, Level 3 expects depreciation and amortization expenses to increase in 2006 from 2005 levels.

        Selling, General and Administrative expenses decreased 4% to $912 million in 2005 from $947 million in 2004. This decrease is primarily attributable to lower compensation and employee related costs resulting from the workforce reduction for the communications business which occurred in the first quarter of 2005. Declines in base compensation, bonus, travel, recruiting and facilities expenses all contributed to the decrease in selling, general and administrative expenses in 2005 for the communications business. Also contributing to the decline in operating expenses were lower advertising, marketing and bad debt expenses. Partially offsetting the reduction in communications expenses was an increase in operating expenses for WilTel since its acquisition in the fourth quarter of 2005. Also offsetting the reduction in communications expense was the increase in the selling, general and administrative expenses for information services business, primarily related to an increase in headcount at Software Spectrum.

        Included in operating expenses for 2005 and 2004 were $55 million and $44 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The $11 million increase in non-cash compensation expense is primarily attributable to the restricted stock units granted by the Company in second quarter of 2005 resulting in increased value of the stock based compensation distributed to employees. The Company may make additional annual grants of restricted stock units as part of its long-term compensation program in addition to potential quarterly OSO grants to employees.

        The Company expects selling, general and administrative expenses to increase in 2006 versus 2005 due to the acquisition of WilTel.

        Restructuring and Impairment Charges were $23 million in 2005 and $16 million in 2004. The Company recognized $15 million related to the workforce reductions of the communications business in North America and Europe. The employees affected by this workforce reduction provided support functions or worked directly on mature services. All obligations attributable to the 2005 restructuring activities were paid by December 31, 2005.

        During 2005, the company recognized $9 million in non-cash impairment charges resulting from the decision to terminate projects for certain voice services and IT projects in the communications business. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value.

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

        Adjusted OIBDA is defined by the Company, as operating income (loss) from the consolidated statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense on the consolidated statements of operations, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is an important part of the Company's internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. Adjusted OIBDA excludes interest expense and income tax expense and other gains/losses not included in operating income. Excluding these items eliminates the expenses associated with the Company's capitalization and tax structures. Note 19 of the consolidated financial statements provides a reconciliation of Adjusted OIBDA for each of the Company's operating segments.

        Adjusted OIBDA for the communications business was $458 million and $463 million for 2005 and 2004, respectively. The decline in 2005 is primarily attributable to the decline in communications revenue partially offset by higher termination revenue recognized by the Company in 2005. The termination revenue recognized by the Company in 2005 was $133 million versus $113 million in 2004. The decline in revenue was offset by a reduction in operating expenses primarily attributable to lower compensation and employee related costs resulting from the workforce reduction for the communications business which occurred in the first quarter of 2005 and lower advertising, marketing and bad debt expenses.

        Adjusted OIBDA for the information services business increased from $30 million in 2004 to $38 million in 2005. This increase in Adjusted OIBDA for Software Spectrum was due to the increased sales and gross margin in 2005 partially offset by higher operating expenses primarily related to an increase in headcount.

        Adjusted OIBDA for the mining business decreased to $16 million in 2005, from $18 million in 2004. The decrease is due to the expiration of higher margin contracts in 2004 which were replaced by contracts at lower prices and lower tonnage in 2005.

        Adjusted OIBDA for the Company's other businesses decreased from negative $1 million in 2004, to negative $3 million in 2005. This change is due to the increase in professional fee expenses in 2005.

        Interest Income was $35 million in 2005 increasing $22 million from $13 million for 2004. The increase in interest income was due to the increase in the Company's average return on its portfolio to 2.8% in 2005 from 1.3% in 2004. The average portfolio balance increased to $1.2 billion in 2005 from $1.0 billion in 2004. Pending utilization of cash and cash equivalents, the Company invests its funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company's business.

        The Company has elected to take advantage of the yield curve and purchase longer-term U.S. government securities. The maturity dates on the government securities ranged from November 2006 through February 2008. Due to the WilTel acquisition and expected liquidity requirements, the Company has classified certain government securities, previously classified as held to maturity, as available for sale which means they are reported at market value instead of cost at the end of the reporting period. The Company has characterized its remaining securities as held to maturity.

        Interest Expense, net increased by $45 million to $530 million in 2005 compared to 2004, primarily as a result of increased interest expense from the issuance of the Company's $880 million of 10% Convertible Senior Notes due 2011 in the second quarter of 2005. In addition, there was an increase in interest expense due to the accretion on discount notes and higher interest rates on the variable rate debt. This was partially offset by the refinancing transaction that occurred in the fourth quarter of 2004. The Company entered into a $730 million Senior Secured Term Loan due 2011 and issued $345 million of 5.25% Senior Convertible Notes due 2011 in the fourth quarter of 2004. The Company used the proceeds from these transactions to repurchase approximately $1.1 billion of the Company's public debt due in 2008. Overall, the refinancing transaction in the fourth quarter of 2004 reduced the Company's annual interest expense by approximately $16 million in 2005 compared to the same period in 2004.

        In addition, the extinguishment of the Allegiance capital lease obligation, assumed in the Genuity acquisition, in the second quarter of 2004 resulted in a decrease in interest expense in 2005.

        Level 3 expects interest expense to increase in 2006 as a result of the $692 million of debt exchanged on January 13, 2006, for debt with a later maturity at a higher interest rate. The 2006 increase in interest expense would also include the implied discount on the new debt.

        Gain on Extinguishment of Debt was zero in 2005 and $197 million in 2004. In the fourth quarter of 2004, the Company repurchased portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008, 10.5% Senior Discount Notes due 2008 and 10.75% Senior Euro Notes due 2008. The Company repurchased portions of the outstanding notes at prices ranging from 83 percent to 89 percent of the repurchased principal balances. The net gain on the early extinguishment of the debt, including transaction costs, realized foreign currency losses and unamortized debt issuance costs, was $50 million for these transactions. In the second quarter of 2004, the Company paid approximately $54 million and assumed certain obligations to extinguish the Allegiance capital lease obligation and recognized a gain of $147 million on the transaction.

        Other, net is primarily comprised of gains and losses on the sale of marketable securities and non-operating assets, realized foreign currency gains and losses and other income.

        Income Tax Expense was $8 million in 2005 compared to $6 million in 2004. In both periods the Company recognized tax expense in certain foreign jurisdictions for Software Spectrum as well as the Company's coal business. In 2005, the communications business incurred $2 million of additional tax expense attributable to increased income in various Level 3 subsidiaries, including Coal and Software Spectrum, that are required to file state and foreign income tax returns on a separate legal entity basis.

        As of December 31, 2005, Level 3 had net operating loss carryforwards of approximately $5.9 billion for federal income tax purposes. If certain transactions occur with respect to Level 3's capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent shareholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code and applicable regulations, annual limitations would be imposed with respect to the Company's ability to utilize its net operating loss carryforwards and certain current deductions against any taxable income Level 3 achieves in future periods. Level 3 has entered into transactions over the last three years resulting in significant cumulative changes in the ownership of its capital stock. Additional transactions could cause the Company to incur a 50 percentage point ownership change by 5-percent shareholders and, if the Company triggers the above-noted Internal Revenue Code imposed limitations, prevent it from fully utilizing net operating loss carryforwards and certain current deductions to reduce income taxes. The Company does not believe its net operating loss carryforwards will be limited in 2006 or thereafter, based on information available at the time of this filing.

        Income from Discontinued Operations was $49 million for 2005. During 2005 the Company sold its (i)Structure business and as a result reflected the operations of (i)Structure as discontinued operations recording operating income of zero and recognized a gain of $49 million on the sale.

Results of Operations 2004 vs. 2003

        Revenue for 2004 and 2003 is summarized as follows:

(dollars in millions)	2004	2003
Communications	$1,685	$1,947
Information Services	1,861	1,920
Coal Mining	91	80

	$3,637	$3,947

        Communications revenue is segregated into three categories: 1) Core Communications Services (including transport and infrastructure services, IP and data services, voice services and Vyvx services), 2) Other Communications Services (including managed modem and its related reciprocal compensation,

DSL aggregation, and Managed IP services), and 3) SBC Master Services Agreement. Revenue attributable to these groupings are identified in the following table:

(dollars in millions)	2004	2003
Core Communications Services:
Transportation and infrastructure	$574	$779
IP and data	167	171
Voice	53	17
Vyvx	—	—

	794	967
Other Communication Services:
Managed Modem	488	627
DSL aggregation	138	99
Reciprocal Compensation	150	127
Managed IP	115	127

	891	980
SBC Master Services Agreement	—	—

Total Communications Revenue	$1,685	$1,947

        Transport and infrastructure services revenue, in 2004 decreased significantly from 2003 primarily as a result of the recognition of $344 million of termination revenue in 2003 versus $107 million in 2004. In 2003, an amended IRU agreement originally executed in 1998 with XO Communications resulted in Level 3 recognizing $294 million of revenue that had previously been deferred, but did not result in any incremental cash benefit to the Company. In December 2004, Level 3 and McLeod amended their 1999 agreement which resulted in Level 3 recognizing $98 million of non-cash termination revenue for amounts previously deferred. Excluding termination revenue, transport and infrastructure revenue increased 7% due to higher dark fiber, private line, wavelength and colocation revenue.

        IP and data services revenue decreased in 2004 compared to 2003. The decline in the revenue attributable to the core IP and data services is primarily attributable to wholesale Internet access. Although demand for Internet services increased during 2004, price declines more than offset revenues relating to the increase in volume. This decrease was partially offset by the increase in IP-VPN revenue due to the growth in demand for the service since its introduction in 2003.

        Voice revenue in 2004 increased significantly primarily due to the market acceptance of the Company's voice termination and local inbound products. In 2004 revenue attributable to these products increased over 200% compared to 2003 due to increased traffic on the network.

        The decline in managed modem revenue is primarily due to price declines in services and a reduction in the number of ports provided to America Online. Partially offsetting the price declines was an increase in managed modem usage revenue attributable to the acquisitions of certain ICG and Sprint customer contracts at the beginning of the second and fourth quarters of 2004, respectively. The managed modem revenue in 2004 includes $38 million and $4 million attributable to the ICG and Sprint acquisitions, respectively.

        In 2004, Level 3's largest managed modem customer, America Online, informed the Company that it would reduce its overall purchases of fixed service ports for its U.S. dial-up network. America Online reduced the number of ports it purchases from Level 3 by approximately 25% in the second half of 2004.

        DSL aggregation services were $138 million in 2004 and $99 million in 2003. Level 3 began providing DSL services when it purchased certain assets from Genuity in February 2003. The growth in DSL aggregation revenue is due to the inclusion of revenue for the full period as well as an increase in demand for the product.

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

        Managed IP revenue was lower in 2004 as the Company has elected not to actively market these services to new customers. The revenue decline due to customers disconnecting service was partially offset by the inclusion of a full year of results for this service. The Managed IP business was acquired in the Genuity transaction in February 2003.

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

        Cost of Revenue for the communications business, as a percentage of revenue for 2004 and 2003 was 27% and 19%, respectively. In 2003, the Company recognized $346 million of termination revenue, primarily related to XO Communications. In 2004, termination revenue was $113 million, most of which was attributable to the McLeod transaction in the fourth quarter. The recognition of this revenue, with no corresponding cost of revenue, resulted in the lower cost of revenue as a percentage of revenue in 2003. In 2004, the ICG, KMC and Allegiance transactions also resulted in additional network expenses prior to migrating the customer traffic to Level 3's network.

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

        Depreciation and Amortization expenses were $682 million in 2004, a 16% decrease from 2003 depreciation and amortization expenses of $813 million. The decrease is primarily attributable to shorter-lived communications assets that were placed in service in prior years becoming fully depreciated during 2003 and 2004. In addition, the McLeod intangible assets were fully amortized during the third quarter of 2004. These decreases were partially offset by the amortization expense attributable to the intangible assets acquired in the ICG and Sprint acquisitions, completed in the second and fourth quarters of 2004, respectively.

        Selling, General and Administrative expenses decreased 8% to $947 million in 2004 from $1.027 billion in 2003. This decrease is primarily the result of the synergies realized from the Genuity transaction in the second half of 2003 as well as declines in non-cash compensation expense. The acquisition of Genuity in February 2003 initially resulted in higher compensation, travel, training, contract maintenance and facilities expenses for the Company. Throughout 2003, the Company was able to incorporate much of Genuity's operations into its existing support infrastructure and thus was able to reduce the incremental workforce and dispose of excess facilities. Also contributing to the decline in operating expenses were lower advertising, marketing and bad debt expenses. Partially offsetting these declines were increases in consulting and professional fees associated with the Company's efforts to expand its voice services and develop internal systems and processes. During 2004, the Company received final property tax valuations and assessments from several jurisdictions for property taxes accrued in 2003. These assessments were lower than the Company had previously estimated and, therefore, it reduced the property tax accrual by approximately $3 million during 2004 for 2003 property taxes. During 2003, the Company received final property tax valuations and assessments from several jurisdictions for property taxes accrued in 2002. These assessments were lower than the Company had previously estimated and, therefore, it reduced the property tax accrual by approximately $8 million during 2003 for 2002 property taxes.

        Included in operating expenses for 2004 and 2003, were $44 million and $82 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation programs. The decrease in non-cash compensation expense is attributable to a decline in the value of grants distributed to eligible employees. During the second quarter of 2004, the Company's stockholders approved a proposal at the Company's 2004 annual meeting for the reservation of additional shares of common stock under the Company's 1995 Stock Plan.

        Restructuring and Impairment Charges were $16 million in 2004 and $40 million in 2003. The Company recorded real property lease impairment charges of $14 million for leases in North America and Europe in the fourth quarter of 2004. The charge resulted from the ceased use of certain space, the signing of subleases for existing vacant space at lower than estimated rates, and extending the estimated sublease dates for other vacant properties due to current market conditions. The Company also recognized approximately $2 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum that began in 2003.

        During the first quarter of 2003, Level 3 announced workforce reductions that affected approximately 1,200 employees in the communications business. The Company recorded restructuring charges of approximately $26 million related to these actions in 2003.

        In 2003, the information services business recognized $14 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum. These actions resulted in the termination of approximately 500 employees in 2003. The restructuring charges include $4 million for lease termination costs for facilities the Company had ceased using.

        Adjusted OIBDA is defined by the Company, as operating income (loss) from the consolidated statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense on the consolidated statements of operations, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is an important part of the Company's internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. Adjusted OIBDA excludes interest expense and income tax expense and other gains/losses not included in operating income. Excluding these items eliminates the expenses associated with the Company's capitalization and tax structures. Note 19 of the consolidated financial statements provides a reconciliation of Adjusted OIBDA for each of the Company's operating segments.

        Adjusted OIBDA for the communications business was $463 million and $735 million for 2004 and 2003, respectively. The decrease in 2004 was primarily attributable to $346 million of termination and settlement revenue recognized by the Company in 2003 versus $113 million in 2004. Also contributing to the decrease in 2004 was a decline in managed modem revenue and incremental network costs incurred from the Sprint, ICG, KMC and Allegiance transactions. These declines were partially offset by decreased selling, general and administrative expenses discussed above.

        Adjusted OIBDA for the information services business increased from $9 million in 2003 to $30 million for 2004. Adjusted OIBDA for Software Spectrum increased as a result of lower cost of revenue, as a percentage of revenue, as described above as well as the absence of restructuring charges recorded in 2003.

        Adjusted OIBDA for the mining business increased slightly to $18 million in 2004, from $17 million in 2003. The increase was due to increased revenues as discussed above with comparable selling, general and administrative expenses between periods.

        Adjusted OIBDA for the Company's other businesses increased from negative $5 million in 2003, to negative $1 million in 2004. The increase was attributable to the receipt of $5 million of insurance proceeds which related to the Company's previous investment in packaging businesses. These proceeds represent the recovery of certain legal and environmental expenses incurred in prior years, and therefore reduced selling, general and administrative expenses.

        Interest Income was $13 million for 2004 compared to $18 million in 2003. The decrease was primarily attributable to the decline in the average cash and marketable security portfolio balance offset slightly by an increase in the weighted average interest rate earned on the portfolio. The Company's average return on its cash and cash equivalents increased from 1.1% in 2003 to 1.3% in 2004 while the average cash balance decreased from $1.5 billion during 2003 to $1.0 billion during 2004.

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

        Loss from Discontinued Operations was $12 million for 2003. During 2003 the Company sold its MFON business and recorded as discontinued operations, operating income of $12 million (from acquisition in February 2003 through its sale in December 2003). Level 3 did not recognize a gain or loss on this transaction, as it occurred within the one year "allocation period" provided under SFAS No. 141.

        During 2003, the Company also exited Software Spectrum's contact services business and recorded a loss from discontinued operations of $7 million, including a loss of $9 million on the sale of the business.

        The Company has included the 2003 operating loss of $17 million related to the operations of (i)Structure in discontinued operations as a result of the sale of the (i)Structure business in 2005.

        Cumulative Effect of Change in Accounting Principle of $5 million resulted from the adoption of SFAS No. 143 as of January 1, 2003. The $5 million of income reflects the net change in accrued reclamation liability attributable to the Company's coal operations.

Financial Condition—December 31, 2005

        Cash flows provided by (used in) continuing operations for the year ended December 31 are as follows (dollars in millions):

	Year Ended December 31,
	2005	2004
Communications**	$(122)	$(121)
Information Services	—	45
Other	2	(1)

Total	$(120)	$(77)

**
Includes interest expense net of interest income

        Cash flows from continuing operations for the communications business in 2005 were negatively affected by WilTel in 2005. As a result of the fluctuations in working capital between the close date of December 23, 2005 and December 31, 2005, WilTel had negative cash flows from operations of $61 million. Cash flows attributable to changes in working capital for the existing communications business provided incremental cash of $90 million in 2005. Favorable fluctuations in accounts receivable, accounts payable and other current liabilities contributed to the increase. An increase in interest payments of $30 million in 2005 partially offset the positive changes in working capital.

        Cash provided by continuing operations for the Information Services business declined in 2005 as a result of working capital changes. Unfavorable fluctuations in accounts receivable and other current assets, were partially offset by increases in accounts payable and deferred revenue. An increase in adjusted OIBDA from $30 million for the year ended December 31, 2004 compared to $38 million for the year ended December 31, 2005 partially offset the decrease in cash caused by changes in working capital.

        The increase in cash from continuing operations for the other businesses is primarily attributable to the payment of state tax obligations in 2004 for which liabilities had previously been recorded, partially offset by higher operating income, including insurance proceeds received in 2004.

        Investing activities in 2005 include $648 million used to purchase marketable securities, $305 million used for capital expenditures, primarily in the communications business, and $369 million for the acquisition of WilTel, net of $127 million of cash acquired in the transaction. In addition, Level 3 invested $10 million in a communications equipment company and was required to increase its restricted cash and securities by $4 million. Partially offsetting these cash outflows were $584 million and $11 million of proceeds from the sale of and maturity of marketable securities and excess property, plant and equipment, respectively.

        Financing sources in 2005 consisted of $877 million and $66 million of net proceeds from the issuance of the 10% Convertible Senior Notes and the refinancing of the HQ Realty mortgage, respectively. The Company repaid $130 million of debt in 2005, which was comprised primarily of amounts owed under the HQ Realty mortgage and the Genuity capital leases in 2005 of $117 million and $24 million, respectively.

        Net Cash Provided by Discontinued Operations includes the sale of the Company's (i)Structure business in 2005, which resulted in $82 million of cash proceeds. During 2005, (i)Structure consumed $8 million of cash for operating activities and capital expenditures.

Liquidity and Capital Resources

        The Company incurred losses from continuing operations of $687 million and consumed $425 million of cash for operating activities and capital expenditures in 2005. The Company expects that the business will continue to consume cash in 2006, however the amount of cash consumed is expected to diminish. In 2006, the Company expects its costs will continue to exceed revenue and it will continue to consume cash primarily due to interest payments and capital expenditures. The Company expects Adjusted OIBDA to improve in 2006 primarily as a result of the WilTel acquisition and growth in Core Communications services revenue. Interest payments are expected to increase to approximately $525 million in 2006, based on debt levels at the time of this filing. Capital expenditures for 2006 are expected to range from $320 million to $360 million and will consist of $100 million to $125 million of base capital expenditures (capital required to keep the network operating efficiently and product development), approximately $30 million of capital expenditures for the integration of WilTel and $20 million for a dark fiber based expansion in Europe. The majority of the Company's ongoing capital expenditures are expected to be success-based, which are tied to incremental revenue. In total, the Company expects that cash required for operating activities and capital expenditures will range from $265 million to $275 million, excluding fluctuations in working capital. The Company does not have any significant principal amounts due on its outstanding debt until 2008.

        Level 3 has approximately $862 million of cash, cash equivalents and marketable securities on hand at December 31, 2005. In addition, $33 million and $72 million of current and non-current restricted securities, respectively, are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or to fund certain reclamation liabilities. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.

        The Company estimates that its current liquidity and cash flows provided by operating activities will be sufficient to operate the current business and will not require additional sources of financing. However, if the Company has the opportunity, at acceptable terms, to improve its liquidity, refinance its debt, or fund acquisitions, the Company may elect to secure additional financing in the future.

        In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets. In 2005, the Company completed the sale of the (i)Structure business to Infocrossing for approximately $85 million in cash and Infocrossing, Inc. common stock.

        In the second quarter of 2005, Level 3 announced that its wholly-owned subsidiary, Technology Spectrum, Inc., had filed a registration statement with the Securities and Exchange Commission to enable the sale of that subsidiary's common stock to the public in an initial public offering. Technology Spectrum, Inc. is the principal holding company for Level 3's information services business including Software Spectrum and (i)Structure. With the sale of (i)Structure, the Company elected to withdraw the registration statement in the first quarter of 2006.

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

        On January 13, 2006, the Company completed private exchange offers to exchange a portion of its outstanding 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount

Notes due 2008 (together the "2008 Notes") that were held by eligible holders in a private placement for cash and new 11.5% Senior Notes due 2010. The Company issued $692 million aggregate principal amount of 11.5% Senior Notes as well as paid $46 million of cash consideration in exchange for the 2008 Notes tendered in the transactions. The Company also paid approximately $13 million in cash for total accrued interest on the 2008 Notes that had been accepted for exchange to the closing date and $5 million in transaction costs.

        The communications industry continues to consolidate. Level 3 has participated in this process with the acquisition of WilTel and the proposed Progress Telecom transaction described below. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in 2006.

        On December 23, 2005, the Company completed the acquisition of WilTel Communications Group, LLC from Leucadia National Corporation and its subsidiaries. The consideration paid consisted of approximately $391 million in cash (which included a $16 million adjustment for estimated working capital), plus $100 million in cash to reflect Leucadia's having complied with its obligation to leave that amount of cash in WilTel, and 115 million newly issued shares, with a fair value of approximately $313 million, of Level 3 common stock. The Company also incurred costs of approximately $7 million related to the transaction. The cash purchase price is subject to post-closing adjustments based on actual working capital as of the closing date.

        On January 26, 2006, Level 3 signed a definitive agreement to acquire all of the membership interests of Progress Telecom LLC, a regional wholesale network services company based in St. Petersburg, Florida. Progress Telecom, LLC is owned by PT Holding, LLC which is jointly owned by Progress Energy, Inc. and Odyssey Telecorp, Inc. Under the terms of the agreement, Level 3 expects to pay total consideration of $137 million, consisting of $68.5 million in unregistered shares of Level 3 common stock and $68.5 million in cash. The number of shares to be delivered will be determined immediately prior to closing. Progress Telecom's network spans approximately 9,000 miles, includes 29 metro networks and connects to international cable landings in South Florida and 31 mobile telephone switching centers in the southeast United States. Progress Telecom serves approximately 200 customers with a significant concentration of international and wireless carrier customers. The Company expects the transaction to close early in the second quarter of 2006.

Off-Balance Sheet Arrangements

        Level 3 has not entered into off-balance sheet arrangements that have had, or are likely to have, a current or future material effect to its results of operations or its financial position.

        The following tables summarize the contractual obligations and commercial commitments of the Company at December 31, 2005, as further described in the notes to the financial statements.

Payments Due by Period	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-Term Debt, including current portion	$6,023	$—	$1,291	$2,025	$2,707
Interest Expense Obligations	2,780	525	1,079	894	282
Asset Retirement Obligations	181	3	5	11	162
Operating Leases	1,681	148	280	228	1,025
Purchase Obligations	180	180	—	—	—
Other Commercial Commitments
Letters of Credit	19	3	4	—	12

        The Company's debt instruments contain certain covenants which, among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. If the

Company should fail to comply with these covenants, amounts due under the instruments may be accelerated at the note holder's discretion after the declaration of an event of default.

        Long-term debt obligations reflect only amounts recorded on the balance sheet as of December 31, 2005. As of December 31, 2005, the outstanding obligation of $252 million of 9% Convertible Senior Discount Notes due in 2013 had not accreted to its face value. These notes will accrete to their full face value of $295 million in the fourth quarter of 2007.

        Interest expense obligations assume interest rates on variable rate debt do not change from December 31, 2005. In addition, interest is calculated based on debt outstanding as of December 31, 2005 and on existing maturity dates.

        Purchase obligations represent all outstanding purchase order amounts of the Company as of December 31, 2005, and have not been reduced for obligations that have been recorded in certain accounts on the consolidated balance sheet at December 31, 2005.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Level 3 is subject to market risks arising from changes in interest rates, equity prices and foreign exchange rates. As of December 31, 2005, the Company had borrowed a total of $730 million under a Senior Secured Term Loan. Amounts drawn on the debt instrument bear interest at a LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instrument. The weighted average interest rate on the Senior Secured Term Loan at December 31, 2005, was 11.42%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 12.42%) would increase annual interest expense of the Company by approximately $7.3 million. At December 31, 2005, the Company had $5.29 billion of fixed rate debt bearing a weighted average interest rate of 8.71%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that generally require the Company to repurchase the debt at specified premiums. The Company has been able to reduce its exposure to interest rate risk by acquiring certain outstanding indebtedness in exchange for shares of common stock and cash.

        The Company's business plan includes operating a telecommunications network and information services business in Europe. As of December 31, 2005, the Company had invested significant amounts of capital in the region for its communications business. In two separate debt issuances, the Company issued a total of €800 million (€154 million outstanding at December 31, 2005) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of December 31, 2005, the Company held enough foreign denominated currency to fund its current working capital obligations and remaining interest payments on its Euro denominated debt. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations.

        The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

        In conjunction with the offering of the 5.25% Convertible Senior Notes due 2011, Level 3 entered in to a forward contract with Merrill Lynch International which allows Level 3 to acquire sufficient common shares from Merrill Lynch at $3.98 per share to meet its obligation to deliver common shares upon conversion by the note holder. In addition, Level 3 sold a warrant to Merrill which entitles Merrill to purchase an equal amount of Level 3 common stock at $6.00 per share. When the fair value of our common shares exceeds $6.00, the contracts have an offsetting economic impact, and will no longer be effective as a hedge of the dilutive impact of possible conversion. The price of Level 3's common shares did not exceed $6.00 during 2005.

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

Changes in Internal Control over Financial Reporting.

        As a result of our acquisition of WilTel in the fourth quarter of 2005, Level 3 has expanded its internal controls over financial reporting to include consolidation of the WilTel results of operations as well as acquisition related accounting and disclosures. These controls have been incorporated into the Company's Section 404 assessment for 2006. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2005. The Company has excluded from its evaluation the internal control over financial reporting of WilTel Communications Group, LLC, which was acquired on December 23, 2005. As of December 31, 2005, and for the period from December 23, 2005 through December 31, 2005, total assets and total revenues subject to WilTel Communications Group, LLC's internal control over financial reporting represented 15% and 1% of the Company's consolidated total assets and total revenues as of and for the year ended December 31, 2005. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2005. The results of management's assessment have been reviewed with the Audit Committee.

        The Company's independent registered public accounting firm, KPMG LLP, have issued an audit report on its assessment of the Company's internal control over financial reporting at December 31, 2005. This report appears on page F-3.

ITEM 9B. OTHER INFORMATION

        None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included in ITEM 1. BUSINESS above under the caption "Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

3.1	Amended and Restated Certificate of Incorporation of Level 3 Communications, Inc. dated May 23, 2005 (Exhibit 3(i) to the Registrant's Current Report on Form 8-K filed May 27, 2005).
3.2	Specimen Stock Certificate of Common Stock, par value $.01 per share (Exhibit 3 to the Registrant's Form 8-A filed on March 31, 1998).
3.3	Amended and Restated By-laws as of November 6, 2003 (Exhibit 3 to Registrant's Current Report on Form 8-K filed on November 7, 2003).
3.4	Form of Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock (Exhibit 1.3 to the Registrant's Current Report on Form 8-K filed on July 8, 2002).
4.1	Indenture, dated as of April 28, 1998, between the Registrant and IBJ Schroder Bank & Trust Company as Trustee relating to the Registrant's 9 1/8% Senior Notes due 2008 (Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 File No. 333-56399).
4.2	Indenture, dated as of December 2, 1998, between the Registrant and IBJ Schroder Bank & Trust Company as Trustee relating to the Registrant's 10 1/2% Senior Discount Notes due 2008 (Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 File No. 333-71687).
4.3.1	Form of Senior Indenture (incorporated by reference to Exhibit 4.1 to Amendment 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-68887) filed with the Securities and Exchange Commission on February 3, 1999).
4.3.2	First Supplemental Indenture, dated as of September 20,1999, between the Registrant and IBJ Whitehall Bank & Trust Company as Trustee relating to the Registrant's 6% Convertible Subordinated Notes due 2009 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 20, 1999).
4.3.3	Second Supplemental Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 6% Convertible Subordinated Notes due 2010 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 29, 2000).
4.3.4	Third Supplemental Indenture, dated as of July 8, 2002, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 9% Junior Convertible Subordinated Notes due 2012 (Exhibit 1.2 to the Registrant's Current Report on Form 8-K filed on July 8, 2002).
4.4	Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 11% Senior Notes due 2008 (Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 File No. 333-37362).
4.5	Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 11 1/4% Senior Notes due 2010 (Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 File No. 333-37362).
4.6	Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 12 7/8% Senior Discount Notes due 2010 (Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 File No. 333-37362).
4.7	Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 10 3/4% Senior Euro Notes due 2008 (Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 File No. 333-37364).

4.8	Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant's 11 1/4% Senior Euro Notes due 2010 (Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 File No. 333-37364).
4.9	Amended and Restated Indenture dated as of July 8, 2003, by and between the Company and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as trustee (amends and restates the Senior Debt Indenture, a Form of which was filed as an Exhibit to the Company's Registration Statement on Form S-3-File No. 333-68887) (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 8, 2003).
4.10	First Supplemental Indenture, dated as of July 8, 2003, by and between the Company and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed July 8, 2003).
4.11	Indenture, dated as of October 1, 2003, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc. as Issuer and The Bank of New York as Trustee relating to the Level 3 Financing, Inc. 10.75% Senior Notes due 2011 (Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 2003).
4.12.1	Indenture, dated as of October 24, 2003, by and between the Registrant and The Bank of New York as Trustee relating to the Registrant's 9% Convertible Senior Discount Notes due 2013 (Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 2003).
4.12.2	First Supplemental Indenture, dated as of February 7, 2005, by and between the Company and The Bank of New York, as Trustee relating to the Registrant's 9% Convertible Senior Discount Notes due 2013. (Exhibit 4.12.2 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 2005).
4.13	Supplemental Indenture, dated as of October 20, 2004, among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of October 1, 2003, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 10.75% Senior Notes due 2014. (Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 22, 2004).
4.14	Supplemental Indenture, dated as of October 20, 2004 among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of October 1 2003, among Level 3 Financing, Inc. as Issuer, Level 3 Communications, Inc. as Guarantor and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.'s 10.75% Senior Notes due 2011. (Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A-1 filed October 22, 2004).
4.15	Indenture, dated December 2, 2004, among Level 3 Communications, Inc. and The Bank of New York. (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
4.16	Supplemental Indenture, dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York, as Trustee, relating to the Level 3 Financing 10.75% Senior Notes due 2011. (Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
4.17	Second Supplemental Indenture dated as of April 4, 2005, by and between Level 3 Communications, Inc. and the Bank of New York, as trustee (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 8, 2005).
10.1	Separation Agreement, dated December 8, 1997, by and among Peter Kiewit Sons', Inc., Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (Exhibit 10.1 to the Registrant's Form 10-K for 1997).

10.2	Amendment No. 1 to Separation Agreement, dated March 18, 1997, by and among Peter Kiewit Sons', Inc., Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (Exhibit 10.1 to the Registrant's Form 10-K for 1997).
10.3	Form of Aircraft Time-Share Agreement (Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4	Warrant Agreement, dated as of April 15, 2002, between the Registrant and Walter Scott, Jr. (Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for 2002).
10.5	Credit Agreement, dated December 1, 2004, among Level 3 Communications, Inc., Level 3 Financing, Inc., and the Lenders party thereto and Merrill Lynch Capital Corporation. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.6	Guarantee Agreement, dated December 1, 2004, among Level 3 Communications, Inc., the Subsidiaries party thereto and Merrill Lynch Capital Corporation. (Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.7	Collateral Agreement, dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and Merrill Lynch Capital Corporation. (Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.8	Indemnity, Subrogation and Contribution Agreement, dated December 1, 2004, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries party thereto and Merrill Lynch Capital Corporation. (Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.9	Offering Proceeds Note Subordination Agreement, dated December 1, 2004, among Level 3 Communications, Inc., Level 3 Communications, LLC and Level 3 Financing, Inc. (Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.10	Loan Proceeds Note, dated December 1, 2004, issued by Level 3 Communications, LLC to Level 3 Financing. (Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.11	Loan Proceeds Note Collateral Agreement, dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc. and Merrill Lynch Capital Corporation. (Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.12	Confirmation of OTC Convertible Note Hedge, dated December 2, 2004, from Merrill Lynch International to Level 3 Communications, Inc. (Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.13	Confirmation of OTC Warrant, dated December 2, 2004, from Merrill Lynch International to Level 3 Communications, Inc. (Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed December 7, 2004).
10.14	Special Retention Bonus Agreement, dated February 28, 2006, by and between Software Spectrum, Inc. and Keith R. Coogan.
10.15	Securities Purchase Agreement, dated as of February 18, 2005, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 22, 2005).
10.16	The 1995 Stock Plan as Amended and Restated as of April 1, 1998, and as further amended from time to time.
10.17	Form of Master Deferred Issuance Stock Agreement of Level 3 Communications, Inc. (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 27, 2005).
10.18	Form of Level 3 Communications, Inc. Outperform Stock Option Master Award Agreement (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 30, 2005).
10.19	Purchase Agreement among Leucadia National Corporation, Baldwin Enterprises, Inc., Level 3 Communications, LLC and Level 3 Communications, Inc. dated as of October 30, 2005 (Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 1, 2005).

10.20	Registration Rights and Transfer Restriction Agreement, dated as of December 23, 2005, by and among Level 3 Communications, Inc., Leucadia National Corporation and Baldwin Enterprises (Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed December 29, 2005).
12	Statements re computation of ratios.
21	List of subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of March, 2006.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE Name: James Q. Crowe Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER SCOTT, JR. Walter Scott. Jr.	Chairman of the Board	March 2, 2006
/s/ JAMES Q. CROWE James Q. Crowe	Chief Executive Officer and Director	March 2, 2006
/s/ SUNIT S. PATEL Sunit S. Patel	Group Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2006
/s/ ERIC J. MORTENSEN Eric J. Mortensen	Senior Vice President and Controller (Principal Accounting Officer)	March 2, 2006
/s/ JAMES O. ELLIS, JR. James O. Ellis, Jr.	Director	March 2, 2006
/s/ RICHARD R. JAROS Richard R. Jaros	Director	March 2, 2006
/s/ ROBERT E. JULIAN Robert E. Julian	Director	March 2, 2006
/s/ ARUN NETRAVALI Arun Netravali	Director	March 2, 2006
/s/ JOHN T. REED John T. Reed	Director	March 2, 2006
/s/ MICHAEL B. YANNEY Michael B. Yanney	Director	March 2, 2006
/s/ ALBERT C. YATES Albert C. Yates	Director	March 2, 2006

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

        We have audited the consolidated balance sheets of Level 3 Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the consolidated financial statements, Level 3 Communications, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Level 3 Communications, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Level 3 Communications, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Level 3 Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Level 3 Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Level 3 Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, changes in stockholders' equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
March 1, 2006

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three years ended December 31, 2005

	2005	2004	2003
	(dollars in millions, except per share data)
Revenue:
Communications	$1,645	$1,685	$1,947
Information services	1,894	1,861	1,920
Coal mining	74	91	80

Total revenue	3,613	3,637	3,947
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	463	436	370
Information services	1,717	1,705	1,778
Coal mining	53	67	58

Total cost of revenue	2,233	2,208	2,206
Depreciation and amortization	657	682	813
Selling, general and administrative	912	947	1,027
Restructuring and impairment charges	23	16	40

Total costs and expenses	3,825	3,853	4,086

Operating Loss	(212)	(216)	(139)
Other Income (Expense):
Interest income	35	13	18
Interest expense	(530)	(485)	(567)
Gains on early extinguishment of debt	—	197	41
Other, net	28	39	(107)

Total other income (expense)	(467)	(236)	(615)

Loss from Continuing Operations Before Income Taxes and Change in Accounting Principle	(679)	(452)	(754)
Income Tax Benefit (Expense)	(8)	(6)	50

Loss from Continuing Operations	(687)	(458)	(704)
Income (Loss) from Discontinued Operations	49	—	(12)

Net Loss Before Change in Accounting Principle	(638)	(458)	(716)
Cumulative Effect of Change in Accounting Principle	—	—	5

Net Loss	$(638)	$(458)	$(711)

Earnings (Loss) Per Share of Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.98)	$(0.67)	$(1.25)
Income (Loss) from Discontinued Operations	0.07	—	(0.02)
Cumulative Effect of Change in Accounting Principle	—	—	0.01

Net Loss	(0.91)	(0.67)	(1.26)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(dollars in millions, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$452	$443
Marketable securities	176	225
Restricted cash and securities	33	48
Receivables, less allowances for doubtful accounts of $23 and $23, respectively	830	541
Other	186	145

Total Current Assets	1,677	1,402
Property, Plant and Equipment, net	5,638	5,375
Marketable Securities	234	114
Restricted Cash and Securities	72	67
Goodwill and Intangibles, net	533	457
Other Assets, net	123	129

	$8,277	$7,544

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$794	$600
Current portion of long-term debt	—	143
Accrued payroll and employee benefits	96	78
Accrued interest	102	73
Deferred revenue	266	253
Other	177	155

Total Current Liabilities	1,435	1,302
Long-Term Debt, less current portion	6,023	5,067
Deferred Revenue	748	840
Other Liabilities	547	492
Commitments and Contingencies
Stockholders' Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock, $.01 par value, authorized 1,500,000,000 shares: 817,767,818 outstanding in 2005 and 686,496,721 outstanding in 2004	8	7
Additional paid-in capital	7,759	7,371
Accumulated other comprehensive income (loss)	(51)	19
Accumulated deficit	(8,192)	(7,554)

Total Stockholders' Deficit	(476)	(157)

	$8,277	$7,544

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years ended December 31, 2005

	2005	2004	2003
	(dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(638)	$(458)	$(711)
(Income) loss from discontinued operations	(49)	—	12
Cumulative effect of change in accounting principle	—	—	(5)

Loss from continuing operations	(687)	(458)	(704)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Equity earnings	—	—	(3)
Depreciation and amortization	657	682	813
Induced conversion expense on convertible debt	—	—	200
Gain on debt extinguishments	—	(197)	(41)
Loss on impairments and asset sales	9	—	—
Gain on sale of property, plant and equipment, Commonwealth Telephone shares and other assets	(9)	(39)	(74)
Non-cash compensation expense attributable to stock awards	55	44	82
Deferred revenue	(109)	(67)	(267)
Deferred income taxes	—	—	(57)
Amortization of debt issuance costs	16	16	42
Accreted interest on discount debt	33	75	106
Accrued interest on long-term debt	30	(27)	25
Change in working capital items net of amounts acquired:
Receivables	(41)	26	(28)
Other current assets	(36)	8	48
Payables	11	(28)	(56)
Other liabilities	(26)	(107)	(48)
Other	(23)	(5)	(11)

Net Cash Provided by (Used in) Continuing Operations	(120)	(77)	27
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	584	70	—
Purchases of marketable securities	(648)	(410)	—
Decrease (increase) in restricted cash and securities	(4)	21	9
Capital expenditures	(305)	(273)	(153)
Investments	(10)	—	(2)
WilTel acquisition, net of cash acquired of $128	(369)	—	—
Sprint acquisition, excluding pre-assignment or assumption income	—	(34)	—
ICG acquisition	—	(35)	—
Genuity acquisition	—	—	(109)
Proceeds from sale of Commonwealth shares	—	41	—
Proceeds from sale of toll road operations	—	—	46
Proceeds from sale of property, plant and equipment, and other investments	11	29	57

Net Cash Used in Investing Activities	$(741)	$(591)	$(152)

(continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For each of the three years ended December 31, 2005

	2005	2004	2003
	(dollars in millions)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$943	$985	$848
Payments and repurchases of long-term debt, including current portion	(130)	(1,027)	(772)
Stock options exercised	—	—	3

Net Cash Provided by (Used in) Financing Activities	813	(42)	79
Discontinued Operations (Revised—See Note 1):
Net Cash Provided by (Used in) Discontinued Operating Activities	(3)	13	14
Net Cash Provided by (Used in) Investing Activities	78	(6)	11
Net Cash Provided by (Used in) Financing Activities	(1)	(1)	—

Net Cash Provided by Discontinued Operations	74	6	25
Effect of Exchange Rates on Cash and Cash Equivalents	(17)	18	8

Net Change in Cash and Cash Equivalents	9	(686)	(13)
Cash and Cash Equivalents at Beginning of Year	443	1,129	1,142

Cash and Cash Equivalents at End of Year	$452	$443	$1,129

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$451	$421	$394
Income taxes paid	1	13	—
Noncash Investing and Financing Activities:
Common stock issued in exchange for long term debt	$—	$—	$953
Long-term debt principal retired by issuing common stock	—	—	1,007
Accrued interest paid with common stock	—	—	10
Common stock issued for acquisitions	313	—	29
Long-term debt extinguished due to sale of toll road operations.	—	—	139
Settlement of debt obligation and current liabilities with restricted securities	13	—	410
Capital leases assumed in Genuity transaction	—	—	309
Decrease in deferred revenue related to acquisitions	2	—	76
Warrants cancelled in exchange for construction services	—	—	(2)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For each of the three years ended December 31, 2005

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(dollars in millions)
Balances at December 31, 2002	$4	$6,273	$(132)	$(6,385)	$(240)
Common Stock:
Issued to extinguish long-term debt	3	950	—	—	953
Stock options exercised	—	3	—	—	3
Stock plan grants	—	57	—	—	57
Shareworks plan	—	36	—	—	36
401(k) plan	—	14	—	—	14
Warrants cancelled	—	(2)	—	—	(2)
Telverse acquisition	—	29	—	—	29
Net Loss	—	—	—	(711)	(711)
Other Comprehensive Income	—	—	42	—	42

Balances at December 31, 2003	7	7,360	(90)	(7,096)	181
Common Stock:
Stock plan grants	—	22	—	—	22
Shareworks plan	—	34	—	—	34
401(k) plan	—	17	—	—	17
Convertible Note Hedge and Warrant (See Note 14)	—	(62)	—	—	(62)
Net Loss	—	—	—	(458)	(458)
Other Comprehensive Income	—	—	109	—	109

Balances at December 31, 2004	7	7,371	19	(7,554)	(157)
Common Stock:
WilTel acquisition	1	312	—	—	313
Stock plan grants	—	37	—	—	37
Shareworks plan	—	24	—	—	24
401(k) plan	—	15	—	—	15
Net Loss	—	—	—	(638)	(638)
Other Comprehensive Loss	—	—	(70)	—	(70)

Balances at December 31, 2005	$8	$7,759	$(51)	$(8,192)	$(476)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For each of the three years ended December 31, 2005

	2005	2004	2003
	(dollars in millions)
Net Loss	$(638)	$(458)	$(711)
Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation adjustments	(72)	29	31
Unrealized holding gains (losses) on marketable equity securities and other arising during period.	(1)	(2)	14
Reclassification adjustment for (gains) losses included in net loss	3	82	(3)

Other Comprehensive Income (Loss), Before Tax	(70)	109	42
Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—

Other Comprehensive Income (Loss), Net of Taxes	(70)	109	42

Comprehensive Loss	$(708)	$(349)	$(669)

SUPPLEMENTARY STOCKHOLDERS' DEFICIT INFORMATION

	Net Foreign Currency Translation Adjustment	Other	Total
	(dollars in millions)
Accumulated other comprehensive income (loss):
Balance at January 1, 2003	$(113)	$(19)	$(132)
Change	29	13	42

Balance at December 31, 2003	(84)	(6)	(90)
Change	134	(25)	109

Balance at December 31, 2004	50	(31)	19
Change	(69)	(1)	(70)

Balance at December 31, 2005	$(19)	$(32)	$(51)

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

        On December 23, 2005, Level 3 acquired WilTel Communications Group, LLC and its operating subsidiaries ("WilTel"). The financial position, results of operations and cash flows attributable to WilTel are included in the consolidated financial statements from the date of acquisition. (See Note 2)

        On November 30, 2005, Level 3 sold (i)Structure, LLC ("(i)Structure"), Level 3's wholly-owned IT infrastructure management outsourcing subsidiary to Infocrossing, Inc. ("Infocrossing"). In 2003, Level 3 sold Software Spectrum, Inc.'s contact service business and the Midwest Fiber Optic Network ("MFON") business acquired in the Genuity, Inc. ("Genuity") transaction. The results of operations and cash flows for these businesses have been classified as discontinued operations in the consolidated financial statements for all periods presented (See Note 3).

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

        Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem, voice, video and dark fiber, is recognized monthly as the services are provided based on contractual amounts expected to be collected. If, at the time services are rendered, collection is not reasonably assured either due to credit risk, the potential for billing disputes or other reasons, revenue is not recognized until such contingencies are resolved. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier.

        Certain sale and long-term IRU agreements of dark fiber and capacity are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. This accounting treatment results in the deferral of the cash that has been received and the recognition of revenue ratably over the term of the agreement (currently up to 20 years).

        Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. Termination revenue is reported in the same manner as the original service provided, and amounted to $133 million, $113 million and $346 million in 2005, 2004 and 2003, respectively (See Note 4).

        The Company is obligated under dark fiber IRUs and other capacity agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

        Level 3's customer contracts require the Company to meet certain service level commitments. If Level 3 does not meet the required service levels, it may be obligated to provide credits, usually in the form of free service, for a short period of time. The original services that resulted in the credits are not included in revenue and, to date, have not been material.

        Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party circuit costs directly attributable to the network, as well as costs of assets sold pursuant to sales-type leases, but excludes depreciation and amortization and related impairment expenses. The Company also includes in communications cost of revenue the satellite transponder lease costs, the package delivery costs and the blank tape media costs attributable to the video business.

        The Company recognizes the cost of network services as they are incurred in accordance with contractual requirements. The Company disputes incorrect billings from its suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by its supplier on a timely basis and usage bills with incorrect or inadequate information. Depending on the type and complexity of the issues involved, it may take several quarters to resolve the disputes.

        In determining the amount of these expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting these disconnect notices and disputes to the provider of the network services, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results could vary from the estimated amounts accrued for disputes.

        The Company may periodically enter into agreements to acquire network assets from other telecommunications service carriers. These carriers may in turn acquire network assets from Level 3. Transactions in which Level 3 transfers network assets to and acquires network assets from the same third party at or about the same time are referred to as "contemporaneous transactions." These transactions would generally be recorded as non-monetary exchanges of similar assets at book value, as these transactions do not represent the culmination of an earnings process. Contemporaneous transactions do not result in the recognition of revenue. Net cash or other monetary assets paid or received in contemporaneous transactions are recorded as an adjustment to the book value of the transferred property. The adjusted book value becomes the carrying value of the transferred property, plant and equipment. The Company did not enter into these types of agreements during the three years ended December 31, 2005. Beginning January 1, 2006, the Company will measure non-monetary assets exchanges at fair value in accordance with SFAS No. 153, "Exchanges of Non-Monetary Assets", ("SFAS No. 153").

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

  Concentration of Credit Risk

        The Company provides communications services to a wide range of customers, ranging from well capitalized national carriers to smaller, early stage companies. The Company has in place policies and procedures to review the financial condition of potential and existing customers and concludes that collectibility of revenue and other out-of-pocket expenses is probable prior to the commencement of services. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, the Company will not recognize revenue attributable to that customer until cash is received. As a result of the WilTel acquisition in 2005, the total number of customers increased to approximately 5,000 at December 31, 2005. A significant portion of WilTel's revenue is attributable to SBC Services, Inc., a wholly-owned subsidiary of AT&T Inc. ("SBC") and as a result, due to the credit worthiness of SBC, the Company does not believe its overall credit risk has increased significantly. The policies and procedures for reviewing the financial condition and recognizing revenues of these additional customers related to the WilTel acquisition remained consistent with those described above. The Company has from time to time entered into agreements with value-added resellers and other channel partners to reach consumer and enterprise markets for voice services. The Company has policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. The Company is not immune from the effects of the downturn in the communications industry; however, management believes the concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company's customer base among different industries and geographic areas and remedies provided by the terms of contracts and statutes.

        A significant portion of Level 3's communications service revenue is concentrated among a limited number of customers. Revenue attributable to Time Warner Inc. and subsidiaries, including America Online, amounted, on an aggregate basis, to $288 million, $374 million and $450 million for the years ended December 31, 2005, 2004 and 2003, respectively, representing approximately 8 percent, 10 percent and 11 percent of consolidated revenue for the respective years and is included within the Communications segment on the consolidated statements of operations. If Level 3 would lose one or more major customers, or if one or more major customers significantly decreased its orders for Level 3 services, the Company's communications business would be materially and adversely affected.

        The Company's DSL aggregation services were primarily provided to a single customer on an exclusive basis in certain markets, which exclusivity expired at the end of the first quarter of 2005. The customer completed the migration of its existing DSL customers to its own network during the third quarter of 2005.

        As part of the WilTel transaction, the Company acquired certain contracts with SBC that represented approximately 66% percent of WilTel's 2005 revenue. The Company expects SBC to be a significant customer in 2006.

Information Services

        The Company's information services business reflects the results of Software Spectrum, Inc. ("Software Spectrum"), a global reseller of business software. During 2005, the Company sold the other operating unit included in its information services business, (i)Structure, primarily a provider of computer outsourcing services. The financial position, results of operations and cash flows for (i)Structure have been classified as discontinued operations in the consolidated financial statements for all periods presented (See Note 3).

        Software Spectrum is a global reseller of business software, primarily to large and medium sized businesses. Revenue is recognized as either an agency fee, whereby sales under certain licensing programs permit Software Spectrum to recognize only a service fee paid by the software publisher as revenue, or on a "gross" basis in which case the Company recognizes the full value of the software sold as revenue. Accounting literature provides guidance to enable companies to determine whether revenues from the reselling of goods and services should be recorded on a "gross" or "net" basis. The Company believes that the facts and circumstances, particularly those involving pricing and credit risk indicate that the majority of Software Spectrum's sales should be recorded on a "gross" basis. The latitude and ability of Software Spectrum to establish the selling price to the customer is an important indication of "gross" revenue reporting. The assumption of credit risk is another important factor in determining "gross" versus "net" reporting. Software Spectrum has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from its customers. Software Spectrum is also solely responsible for determining the creditworthiness of its customers.

        Microsoft Corporation, a significant supplier of software to Software Spectrum, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements are priced, billed and collected directly by Microsoft. In 2003, several other suppliers, for whom Software Spectrum resells products and services, began adopting this type of program. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from the software publishers for these activities. Under this licensing program, Software Spectrum only recognizes the service fee paid by the software publisher as revenue and not the entire value of the software. The Company continues to sell products under various licensing programs, but beginning in 2003, has experienced an increase in the level of sales under these new programs and management expects further adoption of agency licensing programs in the future. If Microsoft and other software publishers are able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a "net" basis, the Company may experience a significant decline in information services revenue, but will also experience a comparable decline in cost of revenue.

        Microsoft is the primary provider of business software to the Company's Software Spectrum business. If Microsoft should successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the distribution or resale channel, Software Spectrum's results of operations would be materially and adversely affected.

        In 2005, Microsoft notified Software Spectrum of proposed changes to Microsoft's sales agency program which, once finalized by Microsoft, will take effect for customer contracts entered into after July 1, 2006. All contracts completed prior to July 1, 2006, will be grandfathered under the existing sales agency program. Under the proposed revised program for agency type sales as currently drafted, the number of performance metrics against which Software Spectrum is measured and the standard of performance on those metrics are expected to increase. Based on a preliminary evaluation of Microsoft's proposed program changes, Software Spectrum expects that the amount of agency fees it earns from Microsoft will be reduced over the three-year period in which it is implemented. Due to the grandfathering of existing sales agency program sales, however, Software Spectrum anticipates that the program changes will not have a significant effect on Software Spectrum's results of operation or financial position in 2006. Microsoft has yet to finalize the proposed changes, and thus Software Spectrum is not able to definitively determine the effects of Microsoft's proposed changes on its results of operations and financial position after July 1, 2006.

        Revenue is recognized from software sales at the time of product shipment, or in accordance with the terms of licensing contracts, when the price to the customer is fixed, and collectibility is reasonably assured. Revenue from maintenance contracts is recognized when invoiced, the license period has commenced, when the price to the customer is fixed, and collectibility is reasonably assured, as Software Spectrum has no future obligations associated with future performance under these maintenance contracts. Advance billings are recorded as deferred revenue until services are provided.

        Cost of revenue for Software Spectrum includes direct costs of the licensing activity and costs to purchase and distribute software. The costs directly attributable to advance billings are deferred and included in other current and noncurrent assets in the consolidated balance sheet. Rebate income received from software publishers is recognized as a reduction of cost of revenue in the period in which the rebate is earned based on a systematic allocation of the total rebate income considered probable of being realized.

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

  Concentration of Credit Risk

        The Company's customer base consists of several thousand accounts including corporations, government agencies, educational institutions, non-profit organizations and other business entities. For the year ended December 31, 2005, no single customer represented more than 10 percent of information services revenue. The customer base is represented by a large number of Fortune 500 and Fortune Global 500 companies and the Company does not believe that the loss of any single customer would have a material adverse effect on its revenues.

Coal Mining

        Historically, coal sold by Level 3's coal mining operations has been sold primarily under long-term contracts with public utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of Level 3's coal revenue was earned from long-term contracts during 2005, 2004, and 2003. The remainder of Level 3's sales are made on the spot market. Costs of revenue related to coal sales include costs of mining and processing, estimated reclamation costs, royalties and production taxes.

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

        The terms and conditions of the long-term contracts generally require the customer to meet annual contractual commitments. Thus, the customer has the ability to defer or accelerate coal shipments during the year to meet its requirements. Revenue under these contracts is recognized when coal is actually shipped to the customer.

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

Advertising Costs

        Level 3 expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense was $2 million, $12 million and $26 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Rent Expense

        The Company recognizes rent expense on a straight-line basis over the term of the lease based on the future minimum rental payments during the lease term.

Stock-Based Employee Compensation

        The Company has accounted for stock-based employee compensation using a fair value based method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") since 1998. The Company recognizes expense using the accelerated vesting methodology of FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28") (See Note 15). Beginning January 1, 2006, Level 3 will adopt the provisions of SFAS No. 123R, "Share-Based Payment."

Depreciation and Amortization

        Property, plant and equipment are recorded at cost. Depreciation and amortization for the Company's property, plant and equipment are computed on straight-line and accelerated (for certain coal assets) methods based on the following useful lives:

Facility and Leasehold Improvements	10 - 40 years
Network Infrastructure (including fiber and conduit)	7 - 25 years
Operating Equipment	3 - 7 years
Furniture, Fixtures and Office Equipment	2 - 7 years

        Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured.

        Depletion on mineral properties is provided on a units-of-extraction basis determined in relation to coal committed under sales contracts. The Company's coal mining business does not use its coal reserve estimates for purposes of depletion but, rather, depletes the properties over the estimated recoverable tons of coal that are required to be delivered under existing coal contracts.

Earnings (Loss) Per Share

        Basic earnings (loss) per share have been computed using the weighted average number of shares during each period. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in 2005, 2004 or 2003 due to the losses from continuing operations incurred by the Company.

Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and can bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on an analysis of the aging of the accounts receivable balance. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Restricted Cash

        The Company classifies any cash or other securities that collateralize outstanding letters of credit, long-term debt, or certain operating or performance obligations of the Company as restricted cash. The Company also classifies cash or other securities restricted to fund certain reclamation liabilities as restricted cash. The classification of restricted cash on the consolidated balance sheet as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

Goodwill and Intangible Assets

        The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is no longer amortized, and is evaluated for impairment at least annually based on the fair value of the reporting unit to which the goodwill relates.

        Intangible assets primarily include customer contracts, customer relationships and technology acquired in business combinations. These assets are amortized on a straight-line basis over the expected period of benefit which ranges from 2 to 11 years. Certain intangibles acquired in the WilTel transaction have an indefinite life.

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

Foreign Currencies

        Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income (loss) in stockholders' deficit and in the statements of comprehensive loss. A significant portion of the Company's foreign subsidiaries have the Euro as its functional currency, which experienced significant fluctuations against the U.S. dollar during 2005, 2004 and 2003. As a result, the Company has experienced significant foreign currency translation adjustments which are recognized as a component of accumulated other comprehensive income (loss) in stockholders' deficit and in the statement of comprehensive loss.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue reserves, whether impairment charges are necessary, useful lives of fixed assets, accruals for estimated liabilities that are probable and estimatable, cost of revenue disputes for the communications services, rebates for Software Spectrum, unfavorable contract liabilities set up in purchase accounting and asset retirement obligations. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity or liability instruments issued. The U.S. Securities and Exchange Commission extended the effective date of SFAS No. 123R such that the Company is first required to adopt SFAS No. 123R beginning January 1, 2006. The adoption of SFAS No. 123R on January 1, 2006 is not expected to have a significant effect on the Company's financial position or results of operations as the Company adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1998.

        After adopting SFAS No. 123R, the Company expects to utilize a modified Black-Scholes model to value any outperform stock options granted to employees. The Company believes that the relative short life of the options and the other variables used in the model provide a reasonable estimate of the fair value of the option at the time of grant.

        The FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets", which is effective for Level 3 starting January 1, 2006. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company's financial position or results of operations as Level 3 is a party to a limited number of non-monetary transactions and those transactions have not been material.

        Emerging Issues Task Force ("EITF") Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" ("EITF No. 04-6") establishes appropriate accounting for stripping costs incurred during the production phase and is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF No. 04-6 further defines inventory produced as mineral that has been extracted. As a result, stripping costs related to exposed, but not extracted mineral will be expensed as incurred rather than deferred until the mineral is extracted. The Company's coal mining business currently defers stripping costs and amortizes these costs over the period in which the underlying coal is mined. The Company expects the adoption of EITF No. 04-6 beginning January 1, 2006 will not have a significant effect on the Company's financial position or results of operations.

        In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 provides additional clarification as to when companies should recognize asset retirement obligations pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company's adoption of FIN 47, effective on December 31, 2005, did not have a material effect on the Company's results of operations or financial position as Level 3 recognized the discounted value of its conditional asset retirement obligations when it adopted SFAS No. 143 at the beginning of 2003.

        In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3", ("SFAS No. 154"). This Statement requires retroactive application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. The adoption of SFAS No. 154 is not expected to have a significant effect on the Company's financial position or results of operations.

Reclassifications

        Certain prior year amounts may have been reclassified to conform to the current year presentation.

        In 2005 the Company has separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(2) Acquisitions

        WilTel:    On December 23, 2005, the Company completed the acquisition of WilTel Communications Group, LLC ("WilTel"), from Leucadia National Corporation and its subsidiaries (together "Leucadia"). The consideration paid consisted of approximately $390 million in cash (which included a $16 million adjustment for estimated excess working capital), plus $100 million in cash to reflect Leucadia's having complied with its obligation to leave that amount of cash in WilTel, and 115 million newly issued unregistered shares of Level 3 common stock, valued at $313 million. The Company also incurred costs of approximately $7 million related to the transaction. The cash purchase price is subject to post-closing adjustments based on actual working capital and other contractual items as of the closing date. Level 3 entered into certain transactions with WilTel prior to the acquisition of WilTel by Level 3, whereby it received cash for communications services to be provided in the future. As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the WilTel transaction by $2 million, the amount of the unamortized deferred revenue balance on December 23, 2005. The results of operations attributable to WilTel are included in the consolidated financial statements from the date of acquisition.

        The acquisition includes all of WilTel's communications business and WilTel's Vyvx video transmission business. The acquisition also includes a multi-year contract between SBC Service, Inc. and WilTel ("SBC Master Services Agreement"). Recently, SBC Services Inc. became a subsidiary of AT&T, Inc. ("AT&T") (together "SBC") and announced its intention to migrate the services provided by WilTel to the merged SBC Services, Inc. and AT&T network. WilTel and SBC amended the SBC Master Services Agreement to run through 2009 and it provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009. Only purchases of on-net services count toward satisfaction of this purchase commitment. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost. Additionally, the SBC Master Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3 in 2006 and 2007. If Level 3 meets the performance criteria it is eligible to earn $25 million in 2006 and $25 million in 2007.

        As specified in the purchase agreement with Leucadia, WilTel transferred certain excluded assets to Leucadia and Leucadia assumed certain excluded liabilities. The excluded assets include all cash and cash equivalents in excess of $100 million at closing, all marketable securities, WilTel's headquarters building located in Tulsa, Oklahoma and certain other miscellaneous assets. In addition, WilTel assigned to Leucadia all of its right to receive cash payments from SBC totaling $236 million, pursuant to the Termination, Mutual Release and Settlement Agreement, dated June 15, 2005, among Leucadia, WilTel and SBC. The excluded liabilities include all of WilTel's long-term debt obligations, WilTel's obligations under its defined benefit pension plan, certain other employee related liabilities and other claims. The agreement required Leucadia to pay in full all of WilTel's obligations under its credit agreement and for Leucadia to release WilTel from any obligation under the outstanding mortgage note secured by its headquarters building. Level 3 entered into an agreement with Leucadia to lease a portion of the former WilTel headquarters building in Tulsa.

Preliminary Purchase Price Allocation

        Under business combination accounting, the total preliminary purchase price was allocated to WilTel's net tangible and identifiable intangible assets based on their estimated fair values as of December 23, 2005 as set forth below. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company's estimates and assumptions are subject to change upon the receipt and management's review of the final valuation and the final determination of restructuring costs as described below. The primary areas of the purchase price allocation that are not yet finalized relate to tangible and identifiable intangible assets, the fair value of deferred revenue, the fair value of certain assumed long-term lease and asset retirement obligations and restructuring costs.

Tangible and Intangible Long-Lived Assets

        In performing the preliminary purchase price allocation, the Company considered, among other factors, the intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of WilTel's products. The fair value of assets was based, in part, on a preliminary valuation using a cost and income approach and estimates and assumptions provided by management. The tangible assets primarily include the real and personal property used to provide communications and video services. In addition, tangible assets include the fair value of software purchased or developed by WilTel. The intangible assets have depreciable lives ranging from 2 to 11 years. Intangible assets primarily include customer relationships and the Vyvx trademark. Management has placed an indefinite life on the Vyvx trademark and lives ranging from 6 to 11 years for the customer relationships.

Deferred Revenue

        The estimated fair value of deferred revenue included in the preliminary purchase price allocation was determined based on monthly amounts billed in advance for which services will be provided to customers in the next month. Level 3 did not record deferred revenue for long-term contracts in which WilTel had already received consideration from the customer as Level 3 does not expect to incur any direct and incremental costs associated with the contracts.

Current and Noncurrent Obligations

        The fair value of WilTel's current liabilities was determined based on the expected cash flows for the next twelve months. Level 3 did not present value the cash flows as it does not expect the present values to be significantly different than the gross cash flows.

        The noncurrent obligations assumed in the WilTel transaction have been recorded at their present value using an appropriate interest rate. The Company has identified certain WilTel facilities that it does not expect to utilize for the combined business. The Company has not completed this analysis and may identify additional excess facilities for which restructuring liabilities may be necessary. The Company has also revalued WilTel's asset retirement obligations using Level 3's weighted cost of capital rather than WilTel's weighted cost of capital.

        Sprint:    On October 1, 2004, the Company acquired the wholesale dial Internet access business of Sprint Communications Company, L.P. ("Sprint"). Level 3 paid $34 million in cash to acquire the business, which provides dial-up Internet access to leading Internet service providers ("ISPs") throughout the United States and agreed to provide discounted services to Sprint that were valued at $5 million, which was accounted for as part of the purchase price. Level 3 and Sprint entered into a transition services agreement for the migration of customers onto the Level 3 network, which Level 3 completed in the third quarter of 2005. During the migration period, until such time as a customer contract was assumed or assigned, amounts received for services provided by Sprint were accounted for as a reduction in purchase price as opposed to revenue. The net amount received prior to the assumption or assignment of these contracts totaled $5 million through December 31, 2005 and therefore reduced the purchase price to $29 million. With the completion of the migration activities, Level 3 recognizes as revenue, amounts received from all customer contracts acquired in this transaction. The results of operations attributable to the Sprint assets acquired and liabilities assumed are included in the consolidated financial statements from the date of assumption or assignment of contracts.

        ICG:    On April 1, 2004, the Company acquired the wholesale dial access customer contracts of ICG Communications, Inc. ("ICG"). The Company agreed to pay approximately $35 million in cash to acquire the contracts and related equipment, which provide dial-up Internet access to various large customers and other leading ISPs. The terms of the agreement required Level 3 to pay $25 million at closing and additional payments of $5 million on both July 1, 2004 and October 1, 2004. The purchase price was subject to post-closing adjustments, but those adjustments were not material. Level 3 migrated the traffic from the customer contracts acquired from ICG onto its own network infrastructure and the migration was substantially complete by the end of 2004. The results of operations attributable to the ICG assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

        Telverse:    Level 3 completed the acquisition of Telverse Communications, Inc. ("Telverse"), a provider of hosted IP-based voice services for enterprises, in July 2003 for approximately $29 million in Level 3 common stock (approximately 4.2 million shares) and $2 million in cash consideration. Telverse's revenues and results of operations are included in the consolidated statements of operations from the date of acquisition. The financial results of Telverse prior to acquisition were immaterial to Level 3. Management's preliminary allocation of the purchase price resulted in the consideration, including transaction costs, plus assumed liabilities exceeding the fair value of the identifiable tangible assets acquired by approximately $32 million, which was initially recorded as goodwill. The Company completed its assessment of the assets acquired and liabilities assumed in the Telverse transaction in the fourth quarter of 2003, which resulted in allocating the purchase price consideration primarily to developed technology acquired with an insignificant amount allocated to customer contracts.

        Genuity:    In 2003, Level 3 completed the acquisition of substantially all of the assets and operations of Genuity, a Tier 1 Internet Protocol (IP) communications company. The total cash consideration, including transaction costs, was approximately $144 million including approximately $60 million in cash consideration to the Genuity Bankruptcy Estate plus approximately $77 million in cash to reimburse the estate for payments on assumed capital lease obligations related to network operating equipment. In addition, Level 3 assumed certain of Genuity's long term operating agreements. Level 3 entered into certain transactions with Genuity prior to the acquisition of the assets and operations of Genuity by Level 3, whereby it received cash for communications services to be provided in the future. As a result of the acquisition, Level 3 could no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the Genuity transaction by $76 million, the amount of the unamortized deferred revenue balance on February 4, 2003. The preliminary fair value of the assets acquired and liabilities assumed was subsequently adjusted during 2003 based upon actual settlements between the Genuity Bankruptcy Estate and Level 3 for post closing adjustments, which reduced the purchase price paid by Level 3 by $35 million, as well as increased the liabilities assumed by $4 million. This resulted primarily in a decrease in the value assigned to property, plant and equipment and identifiable intangible assets. The results of operations attributable to the Genuity assets acquired and liabilities assumed are included in the consolidated financial statements from the date of acquisition.

        The unaudited financial information in the table below summarizes the combined results of operations of Level 3 and the acquired businesses, on a pro forma basis, as though the companies acquired in 2004 and 2005 have been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the preliminary business combination accounting effect on historical revenues of the acquired companies, adjustments to depreciation on acquired property, amortization charges from acquired intangible assets, restructuring costs, acquisition and tender offer costs reflected in the historical statements of operations for periods prior to Level 3's acquisition.

	Unaudited Pro Forma Years ended December 31,
	2005	2004
	(dollars in millions, except per share data)
Revenue	$5,324	$5,258
Loss from Continuing Operations	(544)	(366)
Income from Discontinued Operations	49	—
Net Loss	(495)	(366)
Net Loss per Share	(0.61)	(0.46)

        Included in the actual results and pro forma financial information for the year ended December 31, 2005 are certain amounts which affect the comparability of the results, including termination revenue of $133 million, a gain on the sale of (i)Structure of $49 million, a workforce reduction charge of $15 million, non-cash impairment charges of $9 million that primarily resulted from the decision to terminate projects for certain voice products in the Communications business.

        Included in the actual results and pro forma financial information for the year ended December 31, 2004 are certain amounts which affect the comparability of the results, including gains of $197 million as a result of the early extinguishments of certain long-term debt, $113 million of termination revenue, a gain of approximately $23 million from the sale of Commonwealth Telephone Enterprises, Inc. common stock and lease impairment charges of $14 million.

        The fair value of the assets acquired and the liabilities assumed in the WilTel transaction are based upon a preliminary valuation and are subject to change based on post-closing purchase price adjustments and changes to the integration plan of the combined business. The estimated fair value of assets acquired and liabilities assumed in the Sprint, ICG, Telverse and Genuity transactions as of their respective acquisition dates after reflecting post-closing purchase price adjustments are as follows.

	WilTel	Sprint	ICG	Telverse	Genuity
	(dollars in millions)
Assets:
Cash and cash equivalents	$128	$—	$—	$—	$—
Accounts receivable	257	—	—	—	—
Other current assets	18	3	2	—	50
Property, plant and equipment, net	660	—	—	1	246
Identifiable intangible assets	152	31	37	32	107
Other assets	26	—	—	—	22

Total Assets	1,241	34	39	33	425
Liabilities:
Accounts payable	204	—	—	2	—
Accrued payroll	29	—	—	—	—
Other current liabilities	69	—	4	—	56
Current portion of long-term debt	—	—	—	—	121
Long-term debt	—	—	—	—	188
Deferred revenue—WilTel/Genuity	41	—	—	—	6
Deferred revenue—Level 3	(2)	5	—	—	(76)
Other liabilities	90	—	—	—	21

Total Liabilities	431	5	4	2	316

Purchase Price	$810	$29	$35	$31	$109

        The fair value of the assets acquired and liabilities assumed in the Genuity transaction were determined based on a valuation completed in May 2003. Subsequently in 2003, Level 3 changed the purchase price allocation by increasing the preliminary fair value of the MFON assets to be sold to CenturyTel, Inc. ("CenturyTel") (See Note 3) to $16 million to reflect the actual proceeds received from CenturyTel. A corresponding decrease in property, plant and equipment and identifiable intangibles was recorded in conjunction with this adjustment.

        During the second quarter of 2003, the Company exited the managed hosting portion of the business it acquired through the Genuity transaction. The Company sold the hosting customers and operations to Computer Sciences Corporation ("CSC"). Due to the decision to exit the managed hosting portion of the business, which had been contemplated at the time of acquisition, the net operating results of the business have not been consolidated in the consolidated statement of operations. Level 3 did not realize any proceeds from the sale of the hosting business to CSC.

        The following is the summarized results of operations of the managed hosting business for the period ended May 24, 2003 (since acquisition on February 4, 2003) (dollars in millions).

Revenue	$14
Operating Loss	(1)

(3) Discontinued Operations

        On November 30, 2005, Level 3 sold (i)Structure to Infocrossing, Inc. ("Infocrossing") for proceeds of $85 million which consisted of $82 million in cash and $3 million of Infocrossing, Inc. common stock. The cash purchase price is subject to post-closing adjustments based on actual working capital as of the closing date. Level 3 recognized a $49 million gain on the transaction in the fourth quarter of 2005.

        The following is the summarized results of operations of the (i)Structure business for the eleven months ended November 30, 2005 and the years ended December 31, 2004 and 2003.

	2005	2004	2003
	(dollars in millions, except per share data)
Revenues	$64	$75	$79
Costs and Expenses:
Cost of revenue	47	53	58
Depreciation and amortization	8	13	14
Selling, general and administrative	9	9	19
Restructuring and impairment charges	—	—	5

Total costs and expenses	64	75	96

Loss from Operations	—	—	(17)
Gain on Sale of Discontinued Operations	49	—	—

Income (Loss) from Discontinued Operations	$49	$—	$(17)

        The following is summarized financial information for the discontinued (i)Structure business as of December 31, 2004:

December 31, 2004
(dollars in millions)
Assets
Current Assets:
Receivables	$4
Other	9

Total Current Assets	13
Property, Plant and Equipment, net	33

Total Assets	$46

Current Liabilities:
Accounts payable	$14
Current portion of long-term debt	1
Accrued payroll and employee benefits	4
Deferred revenue	2
Other	1

Total Current Liabilities	22
Deferred Revenue	—

Net Assets	$24

        These amounts are reflected in other for the respective asset and liability accounts on the consolidated balance sheet as of December 31, 2004.

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

        The following is the summarized results of operations of the MFON business for the period ended December 31, 2003 (since acquisition on February 4, 2003) (dollars in millions):

2003
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

        The following is the summarized results of operations of the contact services business for the period in 2003 through June 18, 2003 (dollars in millions):

2003
Revenue	$38
Costs and Expenses:
Cost of revenue	25
Depreciation and amortization	1
Selling, general and administrative	10

Total costs and expenses	36

Income from Operations	2
Loss from Sale of Discontinued Operations	(9)

Income (Loss) from Discontinued Operations	$(7)

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

(4) Termination Revenue

        On March 1, 2005, Level 3 entered into an agreement with 360networks (USA), Inc. ("360networks") in which both parties agreed to terminate a 20-year IRU agreement. Under the new agreement, 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement, signed in 2000, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005.

        On February 22, 2005, France Telecom Long Distance USA, LLC ("France Telecom") and Level 3 finalized an agreement to terminate a dark fiber agreement signed in 2000. Under the terms of the agreement, France Telecom returned the fiber to Level 3. Under the original IRU agreement, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $40 million as non-cash termination revenue in the first quarter of 2005.

        Level 3 and McLeodUSA Incorporated ("McLeod") entered into an agreement on November 1, 2004, whereby McLeod returned certain intercity dark fiber provided by Level 3 under a 1999 agreement and provides discounted network services to Level 3 in exchange for cash and other consideration. Cash received under the 1999 agreement was deferred and amortized to revenue over the 20-year term of the agreement. Level 3 had no further service obligations with respect to the fiber and therefore recognized the $98 million of remaining unamortized deferred revenue for the fiber returned as non-cash termination revenue in 2004. The Company allocated the amounts paid to McLeod to fiber and prepaid network expenses. The value of the fiber returned was determined based on the capital costs that would be avoided in pulling additional fiber in certain segments of the Company's intercity network where fiber inventory would need to be replenished in the next three years. The prepaid network expense was valued based on the amount of discounted network expense services the Company expects to realize through purchases of these services on McLeod's network.

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

        As individual segments were delivered to XO, Level 3 deferred and amortized the revenue attributable to the conduit over the term of the original agreement. As a result of the amended agreement, Level 3 had no further service obligation with respect to the original conduit, and thus recognized $294 million of communications revenue, which was the remaining unamortized deferred revenue from the original sale of the conduit, less the fair values of the operations and maintenance services, and options to purchase fiber and conduit provided by Level 3 under the amended agreement. The values of the services and options to purchase fiber and conduit were determined based on the fair value of similar services and assets.

(5) Restructuring and Impairment Charges

        In the first quarter of 2005, the Company initiated a workforce reduction of approximately 470 employees in its North American and European communications business and as a result recognized severance and related charges of approximately $15 million. As of December 31, 2005, the Company has satisfied its remaining obligations associated with the workforce reduction.

        During 2005, the Company identified additional communications facilities that it no longer required and would not provide any future economic benefit to the Company. Also during the year, the Company revised its lease impairment analysis to reflect improvements in sublease income for communications facilities impaired in prior periods. In total, the Company reduced its expected lease impairment obligations by $1 million in 2005.

        In 2004, the information services business recognized approximately $2 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum announced in 2003. In total, the information services business paid approximately $5 million of costs during 2004, including $3 million for employee related matters and $2 million in facilities related costs associated with the 2003 and 2004 integration and restructuring actions. As of December 31, 2004, the Company had completed the workforce reductions and paid the remaining severance and employee related obligations associated with the actions announced and 2004.

        The communications business recorded lease impairment charges of $14 million for real property leases in North America and Europe in the fourth quarter of 2004. The charge resulted from ceasing use of certain leased space, the signing of subleases for existing vacant space at lower than estimated rates, and extending the estimated sublease dates for other vacant properties due to current market conditions. The Company paid approximately $3 million of facilities related costs in 2004 for restructuring charges recorded in 2001.

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

        The information services business recognized for the year ended December 31, 2003, approximately $14 million of restructuring charges related to the ongoing integration and restructuring of Software Spectrum. These actions affected approximately 500 employees and resulted in the closure of certain facilities. Included in the $14 million of restructuring charges, were $4 million of accrued lease termination costs for facilities it has ceased using.

        A summary of the restructuring charges and related activity follows:

	Severance and Related
	Number of Employees	Amount (in millions)	Facilities Related Amount (in millions)
Balance December 31, 2002	55	$3	$10
2003 Charges	1,618	36	4
2003 Payments	(1,564)	(33)	(4)

Balance December 31, 2003	109	6	10
2004 Charges	80	1	15
2004 Payments	(189)	(7)	(6)

Balance December 31, 2004	—	—	19
2005 Charges(Benefit)	472	15	(1)
2005 Payments	(472)	(15)	(5)

Balance December 31, 2005	—	$—	$13

        Lease termination obligations of $13 million are expected to be paid over the terms of the impaired leases, which extend to 2015, if the Company is unable to negotiate a buyout of the leases.

Impairments

        The Company at least annually, or as events or circumstances change that could affect the recoverability of the carrying value of its communications and information services assets, conducts a comprehensive review of the carrying value of its communications assets to determine if the carrying amount of the communication assets are recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). For purposes of this review, Level 3 separately evaluates for impairment its colocation facilities, certain excess conduits and its communications network (including optronics, fiber, conduits and customer premise equipment) as these are the lowest levels with separately identifiable cash flows for grouping of assets. The impairment analysis of these assets are based on long-term revenue growth, gross margins and cash flow forecasts of operating results, and sales of assets over their estimated useful lives. The Company concluded that the assets were not impaired as of December 31, 2005. Management will continue to assess the Company's assets for impairment as events occur or as industry conditions warrant.

        The Company recognized $9 million of non-cash impairment charges in 2005 that primarily resulted from the decision to terminate projects for certain voice services and certain information technology projects in the communications business. These projects have identifiable costs which Level 3 can separately evaluate for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value. The Company did not incur asset impairment expenses in 2004 or 2003.

(6) Sale of Toll Road Operations

        On January 3, 2003, California Private Transportation Company ("CPTC"), a majority-owned subsidiary of the Company, sold the "91 Express Lanes" toll road assets in Orange County, California to the Orange County Transportation Authority. The Company received net proceeds from the sale of

$46 million and recorded a gain of approximately $70 million in Other, net in the consolidated statement of operations. The Company's total long-term debt was reduced by approximately $139 million as a result of the sale as the debt incurred to finance the construction of the toll road had been consolidated due to the Company's 65% equity interest in CPTC.

(7) Loss Per Share

        The Company had a loss from continuing operations for the three years ended December 31, 2005. Therefore, the dilutive effect of the approximately 418 million, 171 million and 83 million shares issuable pursuant to the five, four and three series of convertible notes outstanding at December 31, 2005, 2004 and 2003, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the dilutive effect of the approximately 59 million, 49 million and 52 million options and warrants outstanding at December 31, 2005, 2004 and 2003, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

        The following details the loss per share calculations for the Level 3 common stock (dollars in million, except per share data):

	Year Ended
	2005	2004	2003
Loss from Continuing Operations	$(687)	$(458)	$(704)
Income (Loss) from Discontinued Operations (2005 includes gain on sale)	49	—	(12)
Cumulative Effect of Change in Accounting Principle	—	—	5

Net Loss	$(638)	$(458)	$(711)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Diluted Earnings Per Share (in thousands)	699,589	683,846	565,931
Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.98)	$(0.67)	$(1.25)
Income (Loss) from Discontinued Operations	0.07	—	(0.02)
Cumulative Effect of Change in Accounting Principle	—	—	0.01

Net Loss	$(0.91)	$(0.67)	$(1.26)

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

Marketable and Restricted Securities

        At December 31, 2005, marketable securities consist of U.S. Treasury securities and the Infocrossing shares received in the (i)Structure transaction. For most of 2005, the Company characterized the Treasury securities as held to maturity. As a result of the acquisition of WilTel and expected cash flow requirements in 2006, the Company designated certain Treasury securities as available for sale in the fourth quarter of 2005. These securities total $173 million and are reflected as current assets on the consolidated balance sheet at December 31, 2005. At December 31, 2004, marketable securities consisted entirely of U.S. Treasury securities that were characterized as held to maturity. Restricted securities consist primarily of cash investments that serve to collateralize outstanding letters of credit and certain performance and operating obligations of the Company. The cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities. The net unrealized holding gains and losses for marketable securities classified as available for sale are included in accumulated other comprehensive income (loss) within stockholders' equity (deficit). Securities characterized as held to maturity are stated at cost. The unrealized holding gains and losses for securities characterized as held to maturity are not reflected in the consolidated financial statements.

        At December 31, 2005 and 2004 the unrealized holding gains and losses on the marketable securities were as follows:

	Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
	(dollars in millions)
2005
Marketable Securities:
U.S. Treasury securities—Current	$173	$—	$—	$173
Equity Securities—Current	3	—	—	3
U.S. Treasury securities—Noncurrent	234	—	(2)	232

	$410	$—	$(2)	$408

2004
Marketable Securities:
U.S. Treasury securities—Current	$225	$—	$—	$225
U.S. Treasury securities—Noncurrent	114	—	(1)	113

	$339	$—	$(1)	$338

        Scheduled maturities of marketable debt securities held at December 31, 2005 are as follows:

2006—$173 million; 2007—$234 million.

        The Company recognized $2 million of realized losses from the sale of marketable debt securities in 2005, which are reflected in Other, net on the consolidated statement of operations. The Company recognized $32 million of realized gains from the sale of marketable equity securities in 2004, which are reflected in Other, net on the consolidated statement of operations. The Company did not recognize any realized gains and losses on sales of marketable equity securities in 2003.

        Maturities for the restricted securities have not been presented, as the types of securities are either cash or money market mutual funds that do not have a single maturity date.

Long-Term Debt

        The fair value of long-term debt was estimated using the December 31, 2005 and 2004 average of the bid and ask price for the publicly traded debt instruments. The CBRE Commercial Mortgage was not traded in an organized public manner. The fair value of this instrument is assumed to approximate the carrying value at December 31, 2005 as it was secured by underlying assets. The 9% Convertible Senior Discount Notes due 2013 included within Long-term Debt are not traded in an organized public manner. The fair value of these notes was calculated using a convertible model, which uses the Black-Scholes valuation model to value the equity portion of the security and bond math to value the debt portion of the security (using market yields on other Level 3 traded debt). The 10% Convertible Senior Notes due 2011 included within Long-term Debt are not traded in an organized public manner. Level 3 has obtained a market value from a third party.

        The carrying amount and estimated fair values of Level 3's financial instruments are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in millions)
Cash and Cash Equivalents	$452	$452	$443	$443
Marketable Securities—Current	176	176	225	225
Marketable Securities—Noncurrent	234	232	114	113
Restricted Securities—Current	33	33	48	48
Restricted Securities—Noncurrent	72	72	67	67
Investments (Note 13)	15	15	5	5
Long-term Debt, including current portion (Note 14)	6,023	5,266	5,210	4,445

(9) Receivables

        Receivables at December 31, 2005 and 2004 were as follows:

	Communications	Information Services	Coal	Total
	(dollars in millions)
2005
Accounts Receivable:
Services and Software Sales	$400	$444	$9	$853
Allowance for Doubtful Accounts	(17)	(6)	—	(23)

Total	$383	$438	$9	$830

2004
Accounts Receivable:
Services and Software Sales	$138	$414	$12	$564
Allowance for Doubtful Accounts	(17)	(6)	—	(23)

Total	$121	$408	$12	$541

        The Company recognized bad debt expense in selling, general and administrative expenses of less than $1 million, $3 million and $7 million in 2005, 2004 and 2003, respectively. Level 3 received $2 million, $2 million and $4 million of proceeds for amounts previously deemed uncollectible in 2005, 2004 and 2003, respectively. The Company reduced accounts receivable and allowance for doubtful accounts by approximately $1 million, $8 million, and $8 million in 2005, 2004 and 2003, respectively, for the write off of previously reserved amounts the Company deemed as uncollectible.

(10) Other

        At December 31, 2005 and 2004 other current assets consisted of the following:

	2005	2004
	(dollars in millions)
Deferred Costs	$86	$66
Prepaid Assets	61	34
Debt Issuance Costs, net	16	16
Current Assets of Discontinued Operations	—	13
Other	23	16

	$186	$145

        Deferred costs include deferred software and other related costs attributable to the information services business and are related to future revenues.

        Prepaid assets include insurance, software maintenance, rent and right of way costs. The increase in 2005 is attributable to the acquisition of WilTel.

(11) Property, Plant and Equipment, net

        Costs associated directly with expansions and improvements to the communications network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $51 million, $66 million and $61 million for the years ended December 31, 2005, 2004 and 2003, respectively. Included in capitalized labor and related costs was $2 million, $2 million and $4 million of capitalized non-cash compensation costs related to options and warrants granted to employees for the years ended December 31, 2005, 2004 and 2003, respectively.

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

        The Company reviews its capitalized projects at least annually or when events and circumstances indicate that the assets may be impaired. When previously capitalized software development costs are considered to be impaired, the Company calculates and recognizes an impairment loss in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        Level 3 has been able to finalize negotiations and claims on several of its large multi-year network construction projects. As a result, the Company was able to release approximately $5 million, $8 million and $28 million of capital expenditure accruals for the years ended December 31, 2005, 2004 and 2003, respectively, that had previously been reported as property, plant and equipment. In the ordinary course of business, as construction projects come to a close, the Company reviews the final amounts due and settles any outstanding amounts related to these contracts, which can result in changes to estimated costs of the construction projects.

        Included in Land and Mineral Properties are mineral properties related to the coal business with a cost basis of approximately $5 million for each of the years ended December 31, 2005 and 2004. The remaining Land and Mineral Properties balance of approximately $205 million and $182 million for the years ended December 31, 2005 and 2004, respectively, represent owned assets of the communications and information services businesses, including land improvements. The coal mineral properties include owned and leased assets. The various coal lease agreements require minimum lease payments and provide for royalty or overriding royalty payments based on the tons of coal mined or sold from the properties. Depletion on the mineral properties is provided on a units-of-extraction basis determined in relation to coal committed under sales contracts.

        Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within property, plant and equipment below.

        At December 31, 2005 and 2004, property, plant and equipment were as follows:

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
December 31, 2005
Land and Mineral Properties	$210	$(26)	$184
Facility and Leasehold Improvements:
Communications	1,532	(355)	1,177
Information Services	3	(1)	2
Coal Mining	153	(149)	4
Network Infrastructure	4,705	(1,138)	3,567
Operating Equipment:
Communications	2,156	(1,516)	640
Information Services	13	(7)	6
Coal Mining	69	(62)	7
Furniture, Fixtures and Office Equipment	118	(105)	13
Other	22	(19)	3
Construction-in-Progress	35	—	35

	$9,016	$(3,378)	$5,638

December 31, 2004
Land and Mineral Properties	$187	$(18)	$169
Facility and Leasehold Improvements:
Communications	1,388	(281)	1,107
Information Services	2	—	2
Coal Mining	149	(145)	4
Network Infrastructure	4,379	(868)	3,511
Operating Equipment:
Communications	1,843	(1,349)	494
Information Services	12	(6)	6
Coal Mining	74	(68)	6
Furniture, Fixtures and Office Equipment	111	(90)	21
Other	24	(14)	10
Construction-in-Progress	45	—	45

	$8,214	$(2,839)	$5,375

        The value of WilTel's property, plant and equipment is based on a preliminary valuation.

        Depreciation expense was $587 million in 2005, $617 million in 2004 and $752 million in 2003.

(12) Goodwill and Other Intangibles, net

        Goodwill and Other Intangibles, net at December 31, 2005 and 2004 were as follows (dollars in millions):

	Goodwill	Other Intangibles
December 31, 2005
360networks	$—	$4
Sprint	—	16
ICG	—	4
Telverse	—	16
Genuity	—	30
WilTel	—	151
McLeod	40	—
Software Spectrum (including Corpsoft)	194	48
XCOM	30	—

	$264	$269

December 31, 2004
Sprint	$—	$28
ICG	—	23
Telverse	—	23
Genuity	—	55
McLeod	41	—
Software Spectrum (including Corpsoft)	202	55
XCOM	30	—

	$273	$184

        The Company segregates identifiable intangible assets acquired in a business combination from goodwill. In accordance with SFAS No. 142, Goodwill is no longer amortized and the carrying amount of the goodwill must be evaluated at least annually for impairment using a fair value based test. An assessment of the carrying value of the goodwill attributable to communications and information services businesses indicated that the assets were not impaired as of December 31, 2005.

        On December 23, 2005, Level 3 completed the acquisition of WilTel. A preliminary valuation of the assets acquired indicated a value of $152 million for intangible assets. The intangible assets primarily include customer relationships and the Vyvx trademark. The preliminary valuation has placed an indefinite life on the Vyvx trademark and lives ranging from 6 to 11 years for the customer relationships.

        During the first quarter of 2005, Level 3 purchased a customer contract from 360networks for cash and future services valued at $4 million. The total purchase price was recorded as an intangible asset and will be amortized over the remaining four-year term of the customer contract.

        During 2005, the Company reduced its goodwill by a total of $9 million. In 2005, the Company determined that $8 million of income tax obligations recorded in the original purchase price allocation for the 2002 acquisitions of CorpSoft, Inc. and Software Spectrum, Inc. were no longer required and as a result, reduced the goodwill attributable to the acquisitions by $8 million in 2005. In the third quarter of 2005, the Company determined that the remaining costs accrued for the integration of the McLeod business were no longer required and, as a result, reduced the goodwill attributable to the McLeod transaction by $1 million.

        In October 2004, Level 3 acquired the wholesale dial Internet access business of Sprint. As part of the purchase price allocation, Level 3 valued the customer relationships and contracts at $31 million and is amortizing this asset over an estimated life of three years.

        In April 2004, Level 3 purchased managed modem contracts and related equipment from ICG. As part of the purchase price allocation, Level 3 valued the customer relationships and contracts at $37 million and is amortizing this asset over a period equal to the term of the primary customer contract acquired of two years.

        At December 31, 2005 and 2004, the Company had $30 million of goodwill attributable to the acquisition of XCOM in 1998.

        At December 31, 2005 and 2004 identifiable intangible assets were as follows (dollars in millions):

	Cost	Accumulated Amortization	Book Value
December 31, 2005
Customer Contracts:
Sprint	$31	$(15)	$16
ICG	37	(33)	4
Genuity	28	(17)	11
McLeod	49	(49)	—
Customer Relationships:
Genuity	79	(60)	19
Software Spectrum (including CorpSoft)	75	(27)	48
360networks	4	—	4
WilTel	120	(1)	119
Trademarks:
WilTel	32	—	32
Technology:
Telverse.	31	(15)	16

	$486	$(217)	$269

December 31, 2004
Customer Contracts:
Sprint	$31	$(3)	$28
ICG	37	(14)	23
Genuity.	28	(11)	17
McLeod	49	(49)	—
Customer Relationships:
Genuity	79	(41)	38
Software Spectrum (including CorpSoft)	75	(20)	55
Technology:
Telverse.	32	(9)	23

	$331	$(147)	$184

        Intangible asset amortization expense was $70 million, $65 million and $61 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        The amortization expense related to intangible assets currently recorded on the Company's books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2006—$70 million; 2007—$42 million; 2008—$28 million; 2009—$24 million and 2010 and thereafter—$73 million.

(13) Other Assets, net

        At December 31, 2005 and 2004 other assets consisted of the following:

	2005	2004
	(dollars in millions)
Debt Issuance Costs, net	$54	$67
Investments	15	5
Deposits	25	1
Noncurrent Assets of Discontinued Operations	—	33
Other	29	23

	$123	$129

        At the beginning of 2004, the Company held an equity position in Commonwealth Telephone Enterprises, Inc., an incumbent local exchange carrier operating in various rural Pennsylvania markets, and CTSI, Inc. a competitive local exchange carrier. In January 2004, the Company sold its remaining investment in Commonwealth Telephone for $41 million in cash, resulting in a gain of approximately $23 million.

        In 2005, the Company invested $10 million in Infinera Corporation, a privately-held communications equipment company. Level 3 is accounting for this investment using the cost method.

        Included in the assets acquired in the WilTel transaction were long term deposits primarily with insurance carriers and financial institutions.

(14) Long-Term Debt

        At December 31, 2005 and 2004, long-term debt was as follows:

	2005	2004
	(dollars in millions)
Senior Secured Term Loan (11.42% due 2011)	$730	$730
Senior Notes (11.0% due 2008)	132	132
Senior Notes (9.125% due 2008)	954	954
Senior Discount Notes (10.5% due 2008)	144	144
Senior Euro Notes (10.75% due 2008)	59	68
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Discount Notes (12.875% due 2010)	488	475
Senior Euro Notes (11.25% due 2010)	123	142
Senior Notes (11.25% due 2010)	96	96
Senior Notes (10.75% due 2011)	500	500
Convertible Senior Notes (10.0% due 2011)	880	—
Convertible Senior Notes (5.25% due 2011)	345	345
Convertible Senior Discount Notes (9.0% due 2013)	252	230
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514
Commercial Mortgages:
CRBE (6.86% due 2015)	70	—
GMAC	—	117
Capital leases assumed in Genuity transaction	—	24
Other	—	3

	6,023	5,210
Less current portion	—	(143)

	$6,023	$5,067

Debt Exchanges and Repurchases

        In the fourth quarter of 2004, Level 3 used the $713 million of net proceeds from the issuance of the Senior Secured Term Loan due in 2011 described below and $272 million from the issuance of the 5.25% Senior Convertible Notes due 2011 described below to purchase portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008, 10.5% Senior Discount Notes due 2008 and 10.75% Senior Euro Notes due 2008. The Company purchased portions of the outstanding notes at prices ranging from 83 percent to 89 percent of the purchased principal balances. The net gain on the early extinguishment of the debt, including transaction costs, realized foreign currency losses and unamortized debt issuance costs, was $50 million for these transactions.

Debt Instruments

        At December 31, 2005, Level 3 was in compliance with the covenants on all outstanding debt issuances.

Senior Secured Term Loan due 2011

        On December 1, 2004, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc. ("Level 3 Financing"), a wholly-owned subsidiary of the Company, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain lenders entered into a credit agreement ("Credit Agreement") pursuant to which the lenders extended a $730 million senior secured term loan ("Senior Secured Term Loan") to Level 3 Financing. The term loan matures in 2011 and has a current interest rate of the London Interbank Offering Rate ("LIBOR") plus an applicable margin of 700 basis points. Interest on the note accrues at the three month LIBOR and is payable in cash on March 1, June 1, September 1 and December 1 of each year, in arrears, beginning March 1, 2005. The interest rate was 11.42% at December 31, 2005 and was determined at the commencement of the interest period beginning December 2, 2005.

        Level 3 Financing's obligations under this term loan are, subject to certain exceptions, secured by certain assets of the Company; and certain of the Company's material domestic subsidiaries that are engaged in the telecommunications business. The Company and these subsidiaries have also guaranteed the obligations of Level 3 Financing under the Senior Secured Term Loan. Level 3 Communications, LLC and its material domestic subsidiaries have guaranteed and have pledged certain of their assets to secure the obligations under the Senior Secured Term Loan. Certain of the initial subsidiary guarantors have been released from their pledge and guarantee obligations under the Senior Secured Term Loan.

        The Credit Agreement includes certain negative covenants which restrict the ability of the Company, Level 3 Financing and any restricted subsidiary to engage in certain activities. The Credit Agreement also contains certain events of default. It does not require the Company or Level 3 Financing to maintain specific financial ratios.

        Level 3 used the net proceeds of $713 million, after transaction costs, to fund purchases of its existing debt securities.

        Debt issuance costs of $17 million were originally capitalized and are being amortized to interest expense over the term of the Senior Secured Term Loan. After amortization, debt issuance costs were $15 million at December 31, 2005.

11% Senior Notes due 2008

        In February 2000, Level 3 Communications, Inc. received $779 million of net proceeds, after transaction costs, from a private offering of $800 million aggregate principal amount of its 11% Senior Notes due 2008 ("11% Senior Notes"). As of December 31, 2005, a total of $668 million aggregate principal amount of the 11% Senior Notes had been repurchased. Interest on the notes accrues at 11% per year and is payable semi-annually in arrears in cash on March 15 and September 15, beginning September 15, 2000. The 11% Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior debt. The 11% Senior Notes cannot be prepaid by Level 3 Communications, Inc., and mature on March 15, 2008. The 11%

Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        Debt issuance costs of $21 million were originally capitalized and are being amortized to interest expense over the term of the 11% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $1 million at December 31, 2005.

9.125% Senior Notes due 2008

        In April 1998, Level 3 Communications, Inc. received $1.94 billion of net proceeds from an offering of $2 billion aggregate principal amount 9.125% Senior Notes Due 2008 ("9.125% Senior Notes"). As of December 31, 2005, a total of $1.046 billion aggregate principal amount of the 9.125% Senior Notes had been repurchased. Interest on the notes accrues at 9.125% per year and is payable on May 1 and November 1 each year in cash.

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

        Debt issuance costs of $65 million were originally capitalized and are being amortized to interest expense over the term of the 9.125% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $7 million at December 31, 2005.

10.5% Senior Discount Notes due 2008

        In December 1998, Level 3 Communications, Inc. sold $834 million aggregate principal amount at maturity of 10.5% Senior Discount Notes Due 2008 ("10.5% Senior Discount Notes"). The sales proceeds of $500 million, excluding debt issuance costs, were recorded as long-term debt. As of December 31, 2005, a total of $690 million aggregate principal amount of the 10.5% Senior Discount Notes had been repurchased. Interest on the 10.5% Senior Discount Notes accreted at a rate of 10.5% per annum, compounded semiannually, to an aggregate principal amount of $834 million ($144 million after repurchases) at December 1, 2003. Commencing December 1, 2003, interest on the 10.5% Senior Discount Notes accrued at the rate of 10.5% per annum and is payable in cash semiannually in arrears.

        The 10.5% Senior Discount Notes are subject to redemption at the option of Level 3 Communications, Inc., in whole or in part, at any time or from time to time at the following redemption prices (expressed as percentages of accreted value) plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning December 1, of the years indicated below:

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

        Debt issuance costs of $14 million were originally capitalized and are being amortized over the term of the 10.5% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $1 million at December 31, 2005.

10.75% Senior Euro Notes due 2008

        In February 2000, Level 3 Communications, Inc. received €488 million ($478 million when issued) of net proceeds, after debt issuance costs, from an offering of €500 million aggregate principal amount 10.75% Senior Euro Notes due 2008 ("10.75% Senior Euro Notes"). As of December 31, 2005, a total of €450 million aggregate principal amount of the 10.75% Senior Euro Notes had been repurchased. Interest on the notes accrues at 10.75% per year and is payable in Euros semi-annually in arrears on March 15 and September 15 each year beginning on September 15, 2000. The 10.75% Senior Euro Notes are not redeemable by Level 3 Communications, Inc. prior to maturity. Debt issuance costs of €12 million were originally capitalized and are being amortized over the term of the 10.75% Senior Euro Notes. As a result of amortization and debt repurchases, the net capitalized debt issuance costs have been reduced to less than €1 million at December 31, 2005.

        The 10.75% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 10.75% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        The issuance of the €500 million 10.75% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such investment. The 10.75% Senior Euro Notes were valued, based on current exchange rates, at $59 million in the Company's consolidated financial statements at December 31, 2005. The difference between the carrying value at December 31, 2005 and the value at issuance, after repurchases, is recorded in other comprehensive income.

2.875% Convertible Senior Notes due 2010

        In July 2003, the Company completed the offering of $374 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 ("2.875% Convertible Senior Notes") in an underwritten public offering pursuant to the Company's shelf registration statement. Interest on the notes accrues at 2.875% per year and is payable semi-annually in arrears in cash on January 15 and July 15, beginning January 15, 2004. The 2.875% Convertible Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured debt. The 2.875% Convertible Senior Notes contain certain covenants, which among other things, limit additional liens on assets of the Company.

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

        Debt issuance costs of $13 million were originally capitalized and are being amortized to interest expense over the term of the 2.875% Convertible Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to $8 million at December 31, 2005.

12.875% Senior Discount Notes due 2010

        In February 2000, Level 3 Communications, Inc. sold in a private offering $675 million aggregate principal amount at maturity of its 12.875% Senior Discount Notes due 2010 ("12.875% Senior Discount Notes"). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long-term debt. As of December 31, 2005, a total of $187 million aggregate principal amount of the 12.875% Senior Discount Notes had been repurchased, leaving $488 million aggregate principal amount outstanding. Interest on the 12.875% Senior Discount Notes accreted at a rate of 12.875% per year, compounded semi-annually, to an aggregate principal amount of $488 million on March 15, 2005. Cash interest did not accrue on the 12.875% Senior Discount Notes prior to March 15, 2005. Commencing March 15, 2005, interest on the 12.875% Senior Discount Notes accrues at the rate of 12.875% per year and is payable in cash semi-annually in arrears. For the period ended March 15, 2005, $13 million of accretion was added to outstanding debt balance to arrive at the face amount of the 12.875% Senior Discount Notes. The $13 million of accretion was recorded as interest expense during 2005.

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

        Debt issuance costs of $9 million were originally capitalized and are being amortized to interest expense over the term of the 12.875% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $3 million at December 31, 2005.

11.25% Senior Euro Notes due 2010

        In February 2000, Level 3 Communications, Inc. received €293 million ($285 million when issued) of net proceeds, after debt issuance costs, from an offering of €300 million aggregate principal amount 11.25% Senior Euro Notes due 2010 ("11.25% Senior Euro Notes"). As of December 31, 2005, a total of €196 million aggregate principal amount of the 11.25% Senior Euro Notes had been repurchased. Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears in Euros on March 15 and September 15 each year beginning September 15, 2000.

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

        Debt issuance costs of €7 million were originally capitalized and are being amortized over the term of the 11.25% Senior Euro Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to €1 million at December 31, 2005. The 11.25% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11.25% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

        The issuance of the €300 million 11.25% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company's foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such net investment. The 11.25% Senior Euro Notes were valued, based on current exchange rates, at $123 million in the Company's financial statements at December 31, 2005. The difference between the carrying value at December 31, 2005 and the value at issuance, after repurchases, is recorded in other comprehensive income.

11.25% Senior Notes due 2010

        In February 2000, Level 3 Communications, Inc. received $243 million of net proceeds, after transaction costs, from a private offering of $250 million aggregate principal amount of its 11.25% Senior Notes due 2010 ("11.25% Senior Notes"). As of December 31, 2005, a total of $154 million aggregate principal amount of the 11.25% Senior Notes had been repurchased. Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears on March 15 and September 15 in cash beginning September 15, 2000.

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

        Debt issuance costs of $7 million were originally capitalized and are being amortized to interest expense over the term of the 11.25% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $1 million at December 31, 2005.

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

        The 10.75% Senior Notes are senior, unsecured obligations of Level 3 Financing, ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Financing. The notes contain certain covenants, which among other things, limit consolidated debt, dividend payments, and transactions with affiliates. The net proceeds of the offering were used to repay amounts outstanding under a senior secured credit facility.

        Debt issuance costs of $14 million were originally capitalized and are being amortized to interest expense over the term of the 10.75% Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to $10 million at December 31, 2005.

10% Convertible Senior Notes due 2011

        In April 2005, Level 3 Communications, Inc. received $877 million of net proceeds, after giving effect to offering expenses, from an offering of $880 million aggregate principal amount of its 10% Convertible Senior Notes due 2011 ("10% Convertible Senior Notes") to institutional investors. Interest on the notes accrues at 10% per year and will be payable semi-annually on May 1 and November 1 beginning on November 1, 2005. The 10% Convertible Senior Notes are unsecured unsubordinated obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future unsecured unsubordinated debt of Level 3 Communications, Inc. The 10% Convertible Senior Notes contain certain covenants which limit additional liens on assets of the Company.

        The 10% Convertible Senior Notes will be convertible by holders at any time after January 1, 2007 (or sooner if certain corporate events occur) into shares of Level 3 common stock at a conversion price of $3.60 per share (subject to adjustment in certain events). This is equivalent to a conversion rate of approximately 277.77 shares per $1,000 principal amount of notes. In addition, holders of the 10% Convertible Senior Notes will have the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount of the notes plus accrued interest and a make whole premium.

        On or after May 1, 2009, Level 3, at its option, may redeem for cash all or a portion of the notes. The 10% Convertible Senior Notes are subject to redemption at the option of Level 3, in whole or in part, at any time or from time to time, on not more than sixty nor less than thirty days' notice, on or after May 1, 2009, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning May 1, of the years indicated below:

Year	Redemption Price
2009	103.330%
2010 and thereafter	101.670%

        Debt issuance costs of $3 million were originally capitalized and are being amortized to interest expense over the term of the 10% Convertible Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to $2 million at December 31, 2005.

5.25% Convertible Senior Notes due 2011

        On December 2, 2004, Level 3 Communications, Inc. completed the offering of $345 million aggregate principal amount of its 5.25% Convertible Senior Notes due 2011 ("5.25% Convertible Senior Notes") in a private offering. Interest on the notes accrues at 5.25% per year and is payable semi-annually in arrears in cash on June 15 and December 15, beginning June 15, 2005. The 5.25% Convertible Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured debt of Level 3 Communications, Inc. The 5.25% Convertible Senior Notes contain certain covenants which limit additional liens on assets of the Company.

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

        Level 3 also sold to Merrill a warrant (the "Warrant") to purchase shares of Level 3 common stock. The Warrant is currently exercisable for 86,596,380 shares of Level 3 common stock at a current exercise price of $6.00 per share. Level 3 received $63 million cash from Merrill in return for the sale of this forward share purchase option contract. Merrill cannot exercise the Warrant unless and until a conversion event occurs. Level 3 has the option of settling the Warrant in cash or shares of Level 3 common stock. The Company accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF 00-19. Accordingly, the $63 million sales price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders' equity.

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

        Debt issuance costs of $11 million were originally capitalized and are being amortized to interest expense over the term of the 5.25% Convertible Senior Notes. As a result of amortization, debt issuance costs were $9 million at December 31, 2005.

9% Convertible Senior Discount Notes due 2013

        In October 2003, Level 3 completed the exchange of approximately $352 million (book value) of debt and accrued interest outstanding, as of October 24, 2003, for approximately 20 million shares of Level 3 common stock and $208 million (book value) of a new issue of 9% Convertible Senior Discount Notes.

        Level 3 Communications, Inc. issued $295 million aggregate principal amount at maturity of 9% Convertible Senior Discount Notes. Interest on the 9% Convertible Senior Discount Notes accretes at a rate of 9% per annum, compounded semiannually, to an aggregate principal amount of $295 million by October 15, 2007. Cash interest will not accrue on the 9% Convertible Senior Discount Notes prior to October 15, 2007; however, Level 3 Communications, Inc. may elect to commence the accrual of cash interest on all outstanding 9% Convertible Senior Discount Notes on or after October 15, 2004, in which case the outstanding principal amount at maturity of each 9% Convertible Senior Discount Note will, on the elected commencement date, be reduced to the accreted value of the 9% Convertible Senior Discount Note as of that date and cash interest shall be payable on that Note on April 15 and October 15 thereafter. Commencing October 15, 2007, interest on the 9% Convertible Senior Discount Notes will accrue at the rate of 9% per annum and will be payable in cash semiannually in arrears. Accrued interest expense for the year ended December 31, 2005 on the 9% Convertible Senior Discount Notes of less than $1 million was added to long-term debt.

        The 9% Convertible Senior Discount Notes are convertible into shares of the Company's common stock at a conversion rate of $9.99 per share, subject to certain adjustments. The total number of shares issuable upon conversion will range from approximately 25 million to 30 million shares depending upon the total accretion prior to conversion. On or after October 15, 2008, Level 3, at its option, may redeem for cash all or a portion of the notes. Level 3 may exercise this option only if the current market price for at least 20 trading days within any 30 consecutive trading day period exceeds 140% of the conversion price on October 15, 2008. This amount will be decreased to 130% and 120% on October 15, 2008 and 2009, respectively, if the initial holders sell greater than 33.33% of the notes. Level 3 is also obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

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

6% Convertible Subordinated Notes due 2009

        In September 1999, the Company received $798 million of proceeds, after transaction costs, from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009 ("Subordinated Notes 2009"). The Subordinated Notes 2009 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2009 accrues at 6% per year and is payable each year in cash on March 15 and September 15. The principal amount of the Subordinated Notes 2009 will be due on September 15, 2009. The Subordinated Notes 2009 may be converted into shares of common stock of the Company at any time prior to maturity, unless previously redeemed, repurchased or the Company has caused the conversion rights to expire. The conversion rate is 15.3401 shares per each $1,000 principal amount of Subordinated Notes 2009, subject to adjustment in certain circumstances. On or after September 15, 2002, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period. As of December 31, 2005, less than $1 million of debt had been converted into shares of common stock. As of December 31, 2005, a total of $461 million aggregate principal amount of the Subordinated Notes 2009 had been repurchased or exchanged for common stock.

        Debt issuance costs of $25 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes 2009. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $4 million at December 31, 2005.

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

        On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. As of December 31, 2005, no debt had been converted into shares of common stock. As of December 31, 2005, a total of $350 million aggregate principal amount of the Subordinated Notes 2010 had been repurchased or exchanged for common stock.

        Debt issue costs of $27 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $6 million at December 31, 2005.

Commercial Mortgage:

GMAC

        In June 2000, HQ Realty, Inc. (a wholly-owned subsidiary of the Company) entered into a $120 million floating-rate loan ("GMAC Mortgage") providing secured, non-recourse debt to finance the Company's world headquarters.

        On June 30, 2005, the GMAC Mortgage matured and HQ Realty, Inc. repaid the outstanding balance of $116 million with $103 million in cash and $13 million in restricted securities.

CBRE

        In the third quarter of 2005, the Company completed a refinancing of the mortgage on its corporate headquarters. On September 27, 2005, HQ Realty, Inc. entered into a $70 million loan at an initial fixed rate of 6.86% through 2010, the anticipated repayment date, as defined in the loan agreement ("CBRE Commercial Mortgage"). After 2010 through maturity in 2015, the interest rate will adjust to the greater of 9.86% or the five year U.S. Treasury rate plus 300 basis points. HQ Realty, Inc. received $66 million of net proceeds after transaction costs and deposited $2 million into restricted cash accounts for future facility improvements and property taxes. HQ Realty, Inc. is required to make interest only payments in the first year with monthly principal payments beginning in the second year based on a 30-year amortization schedule.

        Debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the CBRE Commercial Mortgage.

        The assets of HQ Realty Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company and its subsidiaries other than HQ Realty, Inc. are not available to satisfy the obligations of HQ Realty, Inc.

Genuity Capital Lease Obligations

        As part of the Genuity transaction that closed on February 4, 2003, the Company assumed certain capital lease obligations of Genuity for operating equipment. The Company used a 15% discount rate to present value the minimum lease payments, representing the effective interest rate that could be obtained by the Company for a similar agreement, resulting in a capital lease obligation of $309 million. The capital lease agreements also contained provisions whereby Level 3 was required to purchase approximately $30 million of O&M services and network capacity ratably over the lease term, which were recorded as prepaid assets (recognized as cost of revenue over the term of the agreement) and other current and noncurrent liabilities.

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

        The future minimum lease payments under the capital lease obligations as of December 31, 2004, excluding the O&M and network capacity obligations were adjusted based upon the Allegiance settlement and the remaining capital lease obligation was $24 million at December 31, 2004. The remaining obligations under the capital lease agreement were paid in 2005.

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

        In January 2003 and April 2003, an aggregate of $43 million principal amount of the Junior Convertible Subordinated Notes were converted into approximately 13 million shares of Level 3 common stock. Pursuant to the original conversion terms, the holder received 293.255 shares of Level 3 common stock for each $1,000 principal amount of notes converted. The debt was converted pursuant to the original conversion terms; therefore, no gain or loss was recognized on the transaction.

        In June 2003, the remaining $457 million aggregate principal amount of the Company's 9% Junior Convertible Subordinated Notes due 2012 were converted into approximately 161 million shares of Level 3 common stock with a market value of approximately $1.135 billion. The market value of securities issuable pursuant to original conversion privileges on the conversion date was approximately $945 million. Therefore, pursuant to the provisions of SFAS No. 84, debt conversion expense of $190 million was recorded in the second quarter of 2003. Approximately $7 million of foregone accrued interest through the date of the conversion was credited to additional paid-in capital. In addition, approximately $10 million of unamortized debt issuance costs were charged to additional paid-in capital as a result of the conversion to common stock. The total increase in common stock as a result of this conversion and related debt conversion expenses was $644 million.

Future Debt Maturities:

        Scheduled maturities of long-term debt outstanding as of December 31, 2005 are as follows (in millions): 2006—$0; 2007—$1 million; 2008—$1,290 million; 2009—$363 million, 2010—$1,662 million and $2,707 million thereafter. These maturities do not reflect the debt exchange transaction completed in January 2006, whereby certain notes maturing in 2008 were exchanged for cash and a new series of notes maturing in 2010 (See Note 22).

(15) Asset Retirement Obligations

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

        The communications business has entered into certain colocation and office space leases whereby it is required upon termination of the lease, to remove the leasehold improvements and return the leased space to its original condition. The Company has also entered into right-of-way agreements for its intercity and metropolitan networks that may require the removal of the conduit upon termination of the agreement. Upon adoption of this standard on January 1, 2003, the Company also recorded obligations and corresponding assets of approximately $31 million for these lease and right—of-way agreements.

        Asset retirement obligation accretion expense of $13 million, $11 million and $12 million was recorded during the years ended December 31, 2005, 2004 and 2003, respectively; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $181 million, $138 million and $127 million at December 31, 2005, 2004 and 2003, respectively. The total asset retirement obligation as of December 31, 2005 includes WilTel's asset retirement obligation of $35 million.

        Expense of $10 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2005. Expense of $3 million related to the Company's coal mining business was recorded in cost of revenue on the consolidated statement of operations for the year ended December 31, 2005. In addition, the coal mining business incurred $3 million of additional reclamation liabilities and incurred costs for work performed on asset retirement obligations of $2 million.

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

        The Company had noncurrent restricted cash of approximately $56 million and $52 million set aside to fund the reclamation liabilities at December 31, 2005 and 2004, respectively.

(16) Employee Benefit Plans

        The Company adopted the recognition provisions of SFAS No. 123 in 1998. Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Although the recognition of the value of the instruments results in compensation or professional expenses in an entity's financial statements, the expense differs from other compensation and professional expenses in that these charges may not be settled in cash, but rather, are generally settled through issuance of common stock.

        The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and the adoption of SFAS No. 123R will continue to result in material non-cash charges to operations in the future. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants, the fair value of each grant estimated at the time of its award and the number of grants that ultimately vest.

        The Company recognized in the consolidated statement of operations a total of $57 million, $46 million and $86 million of non-cash compensation in 2005, 2004 and 2003, respectively. Included in discontinued operations is non-cash compensation expense of $2 million, $2 million and $4 million in 2005, 2004 and 2003, respectively. In addition, the Company capitalized $2 million, $2 million and $4 million in 2005, 2004 and 2003, respectively, of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems.

        The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three years ended December 31, 2005.

(dollars in millions)	2005	2004	2003
Warrants	$—	$—	$9
OSO	18	16	30
C-OSO	—	1	15
Restricted Stock	19	4	2
Shareworks Match Plan	(2)	4	8
401(k) Discretionary Grant Plan	9	5	11
401(k) Match Expense	15	18	15

	59	48	90
Capitalized Noncash Compensation	(2)	(2)	(4)

	57	46	86
Discontinued Operations—(i)Structure	(2)	(2)	(4)

	$55	$44	$82

  Non-qualified Stock Options and Warrants

        During the second quarter of 2004, the Company issued approximately 374,000 warrants to a consultant as payment for future consulting financial advisory services. The warrants allow the consultant to purchase common stock at $4.00 per share. The warrants vested equally in quarterly installments over twelve months. The warrants expire on April 1, 2011. The Company recorded less than $1 million of expense during 2004 for these warrants. As of December 31, 2004, these warrants were fully expensed. Pursuant to the relevant accounting guidance, the fair value of these warrants is determined on their respective vesting dates. At December 31, 2004, the fair value of the warrants was $1 million and was calculated using the Black-Scholes valuation model with a risk free interest rate of 3.82%, an expiration date of April 1, 2011, and a volatility rate of 75% over the term.

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

        As of December 31, 2005, there were approximately 14.8 million warrants outstanding ranging in prices from $4.00 to $60.06. Of these warrants, all were exercisable at December 31, 2005 with a weighted average exercise price of $7.95 per warrant.

        The Company has not granted NQSOs since 2000. As of December 31, 2005, all NQSOs previously granted were fully vested and expensed.

        Transactions involving NQSOs granted are summarized as follows:

	Units	Exercise Price Per Unit	Weighted Average Exercise Price
Balance December 31, 2002	9,795,236	$.12 - $84.75	$6.60
Options granted	—	—	—
Options cancelled	(352,719)	6.50 - 42.00	24.79
Options exercised	(521,153)	1.76 - 6.50	5.48

Balance December 31, 2003	8,921,364	.12 - 84.75	5.95
Options granted	—	—	—
Options cancelled	(361,500)	5.43 - 84.75	15.70
Options exercised	—	—	—

Balance December 31, 2004	8,559,864	.12 - 21.69	5.85
Options granted	—	—	—
Options cancelled	(606,150)	5.43 - 8.00	11.35
Options exercised	(61,168)	0.12 - 0.12	0.12
Options expired	(1,746,500)	4.04 - 21.69	6.36

Balance December 31, 2005	6,146,046	$1.76 - $8.00	$5.75

Options exercisable:
December 31, 2003	8,921,364	$.12 - $84.75	$5.95
December 31, 2004	8,559,864	.12 - 21.69	5.85
December 31, 2005	6,146,046	$1.76 - $8.00	$5.75
		Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/05	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$1.76 - 1.76	4,046	2.30	1.76
4.04 - 5.43	4,600,075	1.64	5.36
6.20 - 8.00	1,541,925	2.06	6.92

	6,146,046	1.75	$5.75

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

        In August 2002, the Company modified the OSO program to target that no more than 25% of Level 3's outperformance was delivered to employee-owners, and that the exercise of past and future OSO grants does not exceed shares reserved for issuance under the Company's 1995 Stock Plan, as amended. The following modifications, affecting August 19, 2002 and later grants, were made to the Plan:

  •
  OSO targets are communicated in terms of number of OSOs rather than a theoretical dollar value.

  •
  The success multiplier was reduced from eight to four.

  •
  Awards will vest over 2 years and have a 4-year life. Fifty percent of the award will vest at the end of the first year after grant, with the remaining 50% vesting over the second year (12.5% per quarter).

        The mechanics for determining the fair value of an individual OSO are described below:

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

        Upon exercise of an OSO, the Company shall deliver or pay to the grantee the difference between the Fair Market Value of a share of Level 3 common stock as of the day prior to the exercise date, less the Adjusted Strike Price, the "Exercise Consideration". The Exercise Consideration may be paid in cash, Level 3 common stock or any combination of cash or Level 3 common stock at the Company's discretion. The number of shares of Level 3 common stock to be delivered by the Company to the grantee is determined by dividing the Exercise Consideration to be paid in Level 3 common stock by the Fair Market Value of a share of Level 3 Common stock as of the date prior to the exercise date. Fair Market Value is defined in the OSO agreement, but is currently the closing price per share of Level 3 common stock on the NASDAQ exchange.

        OSO awards are granted quarterly to eligible participants.

        Awards granted prior to August 19, 2002 vest in equal quarterly installments over two years and have a four-year life. OSOs granted between March 1, 2001 and August 18, 2002 are exercisable immediately upon vesting and have a four-year life.

        The fair value of the OSOs granted in 2002 and after was calculated by applying a modified Black-Scholes model with the assumptions identified below. The Company uses a modified Black-Scholes model due to the additional variables required to calculate the impact of the success multiplier of the OSO program.

	Year Ended December 31,
	2005	2004	2003
S&P 500 Expected Dividend
Yield Rate	1.99%	1.54%	1.51%
Expected Life	2 years	2 years	2 years
S&P 500 Expected Volatility
Rate	13%	15%	25%
Level 3 Common Stock
Expected Volatility Rate	55%	56%	80%
Expected S&P 500
Correlation Factor	.30	.19	.46
Calculated Theoretical
Value	116%	120%	156%

        The fair value of each OSO grant equals the calculated theoretical value multiplied by the Level 3 common stock price on the day prior to the grant date.

        As part of a comprehensive review of its long-term compensation program, the Company temporarily suspended awards of OSOs in April 2005. During the second quarter of 2005, the Company granted participants in the plan restricted stock units, discussed below.

        Beginning in the third quarter 2005, the Company issued both restricted stock units and OSOs as part of its long-term compensation program. The Company plans to make annual grants of restricted stock units that vest ratably over four years and plans to make quarterly OSO grants to employees that have similar terms as those OSOs granted in the first quarter of 2005.

        The fair value under SFAS No. 123 for the approximately 6 million, 5 million and 2 million OSOs awarded to participants during the year ended December 31, 2005, 2004 and 2003, respectively, was approximately $18 million, $22 million and $20 million, respectively. As of December 31, 2005, the Company had not reflected $9 million of unamortized compensation expense in its financial statements for previously granted OSOs.

        Transactions involving OSOs awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date.

	Units	Option Price Per Unit	Weighted Average Option Price
Balance December 31, 2002	24,497,053	$2.45 - $113.87	$21.14
Options granted	2,165,221	4.90 - 6.66	5.46
Options cancelled	(172,881)	2.45 - 113.87	4.85
Options expired	(3,374,396)	3.02 - 113.87	56.93
Options exercised	(1,631,583)	2.45 - 5.58	4.12

Balance December 31, 2003	21,483,414	2.45 - 113.87	15.36
Options granted	5,394,056	2.59 - 5.70	3.36
Options cancelled	(211,876)	2.45 - 113.87	4.80
Options expired	(4,873,816)	3.02 - 113.87	41.94
Options exercised	(430,256)	2.45 - 5.58	3.64

Balance December 31, 2004	21,361,522	2.45 - 25.31	6.61
Options granted	5,859,066	2.03 - 3.39	2.61
Options cancelled	(1,048,494)	2.03 - 25.31	3.00
Options expired	(11,841,490)	2.59 - 25.31	8.91
Options exercised	(84,628)	2.45 - 3.02	2.86

Balance December 31, 2005	14,245,976	$2.03 - $6.66	$3.34

Options exercisable:
December 31, 2003	18,948,040	$2.45 - $113.87	$16.54
December 31, 2004	15,507,847	2.45 - 25.31	7.75
December 31, 2005	8,453,296	$2.59 - $6.66	$3.88
	OSOs Outstanding at December 31, 2005			OSOs Exercisable at December 31, 2005
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Option Price	Number Exercisable	Weighted Average Option Price
$2.03 - $3.02	7,369,748	2.51	$2.50	3,039,855	$2.86
3.39 - 4.90	5,013,154	2.41	3.68	3,550,367	3.78
5.16 - 6.66	1,863,074	1.50	5.72	1,863,074	5.72

	14,245,976	2.34	$3.35	8,453,296	$3.88

        At December 31, 2005, based on the Level 3 common stock price and post-multiplier values, the Company was not obligated to issue shares for vested and exercisable OSOs as the percentage increase in the S&P 500 Index exceeded the percentage increase in the Level 3 stock price for all grants.

        In July 2000, the Company adopted a convertible outperform stock option program, ("C-OSO") as an extension of the existing OSO plan. The program was a component of the Company's ongoing employee retention efforts and offered similar features to those of an OSO, but provided an employee with the greater of the value of a single share of the Company's common stock at exercise, or the calculated OSO value of a single OSO at the time of exercise.

        C-OSO awards were made to eligible employees employed on the date of the grant. The awards were made in September 2000, December 2000, and September 2001. The awards granted in 2000 vested over three years as follows: 1/6 of each grant at the end of the first year, a further 2/6 at the end of the second year and the remaining 3/6 in the third year. The September 2001 awards vested in equal quarterly installments over three years. Each award was immediately exercisable upon vesting. Awards expired four years from the date of the grant.

        As of December 31, 2005, the Company had fully amortized the compensation expense in its financial statements for C-OSOs awarded in 2000 and 2001. The final series of C-OSOs granted to employees expired in 2005. There are no C-OSO units outstanding at December 31, 2005.

        Transactions involving C-OSOs are summarized below:

	Units	Option Price Per Unit	Weighted Average Option Price
Balance December 31, 2002	4,999,985	$3.82 - $87.23	$17.49
Options cancelled	(120,015)	3.82 - 87.23	12.39
Options expired	(35,929)	3.82 - 87.23	19.13
Options exercised	(779,359)	3.82 - 87.23	29.19

Balance December 31, 2003	4,064,682	3.82 - 87.23	15.38
Options cancelled	(24,029)	3.82 - 87.23	3.82
Options expired	(101,096)	3.82 - 87.23	33.38
Options exercised	(1,162,778)	3.82 - 87.23	41.67

Balance December 31, 2004	2,776,779	3.82	3.82
Options cancelled	—	—	—
Options expired	(137,980)	3.82	3.82
Options exercised	(2,638,799)	3.82	3.82

Balance December 31, 2005	—	$3.82	$3.82

Options exercisable:
December 31, 2003	3,469,141	$3.82 - $87.23	$17.37
December 31, 2004	2,776,779	3.82	3.82
December 31, 2005	—	—	—

  Restricted Stock and Units

        In 2005, 2004 and 2003, approximately 24,594,000, 776,000 and 670,000 shares, respectively, of restricted stock or restricted stock units were awarded to employees and non-employee members of the Board of Directors. The restricted stock units and shares were granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded in 2005, 2004 and 2003 of $50 million, $2 million and $4 million, respectively, was calculated using the value of the Level 3 common stock the day prior to the award and is being amortized over the restriction lapse periods of the awards in accordance with FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". As of December 31, 2005, the Company had not reflected $29 million of unamortized compensation expense in its financial statements for the restricted stock units and shares previously granted.

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

        Match Plan—The Match Plan was suspended on January 1, 2003. Prior to this date, the Match Plan allowed eligible employees to defer between 1% and 7% of their eligible compensation to purchase Level 3 common stock at the average stock price for the quarter. Full time employees of the communications business and certain information services businesses were considered eligible on the first day of the calendar quarter after their hire. The Company matched the shares purchased by the employee on a one-for-one basis. Stock purchased with payroll deductions was fully vested. Stock purchased with the Company's matching contributions vested three years after the end of the quarter in which it was made. Effective January 1, 2003, past contributions to the Match Plan continued to vest, however, there will be no further contributions to the Plan by employees or the Company.

        The Company's quarterly matching contribution was amortized to compensation expense over the vesting period of 36 months.

        As of December 31, 2005 the Company had fully amortized to compensation expense the value of the matching contributions and all matching contributions were fully vested. During the second quarter of 2005, the Company reversed $3 million of non-cash expense in Europe attributable to the discontinuance of certain equity compensation programs.

        Grant Plan—The Grant Plan enabled the Company to grant shares of Level 3 common stock to eligible employees of the Communications business and certain information services businesses based upon a percentage of the employees' eligible salary up to a maximum of 5%. Level 3 employees employed on December 31 of each year, who were age 21 or older with a minimum of 1,000 hours credited service were considered eligible. The shares granted were valued at the fair market value as of the last business day of the calendar year. All prior and future grants vested immediately upon the employee's third anniversary of joining the Shareworks Plan. All prior grants for active employees were vested as of January 1, 2003 and were transferred into the 401(k) plan. As discussed below, the Company made discretionary contributions into the 401(k) plan for each of the three years ended December 31, 2005. Certain foreign subsidiaries of the information services business received cash payments in lieu of Level 3 common stock due to regulatory restrictions.

        401(k) Plan—The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee was eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $14,000 in 2005. Effective January 1, 2003, the Company began matching 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits for employees of the communications businesses in the form of Level 3 common stock.

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

        The Company's matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The employees are able to diversify the Company match contribution as soon as it is made, even if they are not fully vested. The Company's matching contributions will be fully vested upon completion of three years of service. For the year ended December 31, 2005, 2004 and 2003, the Company recorded as expense $15 million, $18 million and $15 million, respectively, relative to 401(k) plan matching contributions made to employees.

        The Company made a discretionary contribution to the 401(k) plan in Level 3 common stock for the years ended December 31, 2005, 2004 and 2003 equal to three percent, two percent and two percent of eligible employees' eligible earnings each year, respectively. The 2005 deposit is expected to be made into the employees' p Plan in Level 3 common stock as of December 31, 2004 and December 31, 2003, equal to two and three percent of eligible employees' 2004 and 2003 eligible earnings, respectively. The deposits were made into the employees' 401(k) accounts during the first quarter of the subsequent year. Level 3 recorded an expense of $9 million, $7 million, and $11 million attributable to the year's contribution in 2005, 2004 and 2003, respectively.

(17) Income Taxes

        An analysis of the income tax benefit (provision) attributable to loss from continuing operations before income taxes for the three years ended December 31, 2005 follows:

	2005	2004	2003
	(dollars in millions)
Current:
United States Federal	$—	$—	$—
State	—	(1)	(7)
Foreign	(8)	(5)	—

	(8)	(6)	(7)
Deferred, net of changes in valuation allowances:
United States Federal	—	—	57
State	—	—	—
Foreign	—	—	—

	—	—	57

Income Tax Benefit (Provision)	$(8)	$(6)	$50

        During 2003, the Internal Revenue Service completed an audit of the Company's 1996 and 1997 federal tax returns. The resolution of these federal tax audits and other state tax issues primarily related to its coal mining operations resulted in the Company reducing its deferred tax liabilities and recording an income tax benefit of $50 million in 2003.

        The United States and foreign components of loss from continuing operations before income taxes follows:

	2005	2004	2003
	(dollars in millions)
United States	$(703)	$(274)	$(572)
Foreign	24	(178)	(182)

	$(679)	$(452)	$(754)

        A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss from continuing operations, before income taxes for the three years ended December 31, 2005 follows:

	2005	2004	2003
	(dollars in millions)
Computed Tax Benefit at Statutory Rate	$238	$158	$264
State Income Tax Benefit	22	15	18
Stock Option Plan Exercises	(3)	(19)	—
Taxes on Extinguishments of Convertible Debt	—	(1)	(68)
Other	(6)	33	51
Excess Book Net Operating Losses	(259)	(192)	(215)

Income Tax Benefit (Provision)	$(8)	$(6)	$50

        The components of the net deferred tax assets (liabilities) for the years ended December 31, 2005 and 2004 were as follows and are included in Other Liabilities on the consolidated balance sheets:

	2005	2004
	(dollars in millions)
Deferred Tax Assets:
Fixed assets	$790	$802
Accrued payroll and related benefits	296	293
Investment in securities	26	28
Accrued liabilities and deferred revenue	—	18
Investment in joint ventures	82	83
Unutilized tax net operating losses	2,249	1,845
Other assets or liabilities	45	53

Total Deferred Tax Assets	3,488	3,122
Deferred Tax Liabilities:
Accrued liabilities and deferred revenue	(107)	—

Total Deferred Tax Liabilities	(107)	—

Net Deferred Tax Assets before valuation allowance	3,381	3,122
Valuation Allowance Components:
Net Deferred Tax Assets	(3,306)	(3,047)
Stockholders' Equity (primarily tax benefit from option exercises)	(75)	(75)

Net Non-Current Deferred Tax Assets after Valuation Allowance	$—	$—

        Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

        For federal income tax reporting purposes, the Company has approximately $5.9 billion of net operating loss carryforwards, net of previous carrybacks, available to offset future federal taxable income. The net operating loss carryforwards expire through 2025 and are subject to examination by the tax authorities. The U.S. net operating loss carryforwards expire as follows (dollars in millions):

Expiring December 31	Amount
2018	$3
2019	2
2020	660
2021	978
2022	1,287
2023	1,001
2024	969
2025	1,024

$5,924

        In addition, the Company has approximately $70 million of net operating loss carryforwards for foreign locations, the majority of which have no expiration period.

        The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. The Company does not believe its net operating loss carryforwards will be limited in 2006 or thereafter, based on information available at the time of this filing.

        As of December 31, 2005, the Company has no plans to repatriate undistributed earnings of foreign subsidiaries as any earnings are deemed necessary to fund ongoing European operations and planned expansion. Undistributed earnings of foreign subsidiaries that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $24 million and zero as of December 31, 2005 and 2004, respectively.

(18) Stockholders' Equity

        During 2004, the Company's stockholders approved a proposal at the Company's 2004 annual meeting for the reservation of an additional 80 million shares of common stock under the Company's 1995 Stock Plan.

        During 2003, the Company issued approximately 216 million shares in exchange for approximately $1.007 billion aggregate principal amount of long-term debt (See Note 14).

        The Level 3 1995 Stock Plan permits option holders to tender shares to the Company to cover income taxes due on option exercises.

        Issuances of common stock, for sales, conversions, option exercises and acquisitions for the three years ended December 31, 2005 are shown below.

Outstanding Common Shares
December 31, 2002	443,556,864
Option, Shareworks and 401(k) Activity	14,021,135
Debt for Equity Exchanges and Conversions	42,464,770
Conversion of 9% Junior Convertible Subordinated Notes	173,611,065
Telverse Communications, Inc. Acquisition	4,174,800

December 31, 2003	677,828,634
Option, Shareworks and 401(k) Activity	8,668,087

December 31, 2004	686,496,721
Option, Shareworks and 401(k) Activity	16,271,097
WilTel Communications Group, LLC Acquisition.	115,000,000

December 31, 2005	817,767,818

(19) Industry and Geographic Data

        SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent separate strategic business units that offer different products and serve different markets. The Company's reportable segments include: communications; information services (including Software Spectrum); and coal mining (See Note 1). Other primarily includes California Private Transportation Company, L.P., equity investments, and other corporate assets and overhead not attributable to a specific segment.

        Adjusted OIBDA, as defined by the Company, consists of operating income (loss) before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated statements of operations and (3) any non-cash impairment costs included within restructuring and impairment expenses all as reported on the consolidated statements of operations. The Company excludes stock-based compensation due to the recording of non-cash compensation expense under the provisions of SFAS No. 123. Adjusted OIBDA is an important part of the Company's internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group to evaluate performance and allocate resources. It is a commonly used indicator in the capital-intensive communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric "EBITDA", and is not recognized under generally accepted accounting principles ("GAAP") but is used by management to assess segment results and allocate resources.

        The data presented in the following tables includes information for the twelve months ended December 31, 2005, 2004 and 2003 for all statement of operations and cash flow information presented, and as of December 31, 2005 and 2004 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided. Information for the years ended December 31, 2004 and 2003 have been revised due to discontinued operations (See Note 3).

        Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2005 presentation.

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
2005
Revenue:
North America	$1,496	$1,165	$74	$—	$2,735
Europe	149	649	—	—	798
Asia	—	80	—	—	80

	$1,645	$1,894	$74	$—	$3,613

Adjusted OIBDA:
North America	$437	$22	$16	$(3)
Europe	21	14	—	—
Asia	—	2	—	—

	$458	$38	$16	$(3)

Net Capital Expenditures:
North America	$271	$5	$2	$—	$278
Europe	27	—	—	—	27
Asia	—	—	—	—	—

	$298	$5	$2	$—	$305

Depreciation and Amortization:
North America	$560	$10	$5	$—	$575
Europe	82	—	—	—	82
Asia	—	—	—	—	—

	$642	$10	$5	$—	$657

2004
Revenue:
North America	$1,546	$1,166	$91	$—	$2,803
Europe	139	632	—	—	771
Asia	—	63	—	—	63

	$1,685	$1,861	$91	$—	$3,637

Adjusted OIBDA:
North America	$459	$18	$18	$(1)
Europe	4	10	—	—
Asia	—	2	—	—

	$463	$30	$18	$(1)

Net Capital Expenditures:
North America	$240	$1	$2	$—	$243
Europe	30	—	—	—	30
Asia	—	—	—	—	—

	$270	$1	$2	$—	$273

Depreciation and Amortization:
North America	$571	$10	$6	$—	$587
Europe	94	1	—	—	95
Asia	—	—	—	—	—

	$665	$11	$6	$—	$682

2003
Revenue:
North America	$1,808	$1,284	$80	$—	$3,172
Europe	138	565	—	—	703
Asia	1	71	—	—	72

	$1,947	$1,920	$80	$—	$3,947

Adjusted OIBDA:
North America	$730	$11	$17	$(5)
Europe	5	(3)	—	—
Asia	—	1	—	—

	$735	$9	$17	$(5)

Net Capital Expenditures:
North America	$138	$—	$2	$—	$140
Europe	13	—	—	—	13
Asia	—	—	—	—	—

	$151	$—	$2	$—	$153

Depreciation and Amortization:
North America	$705	$12	$6	$—	$723
Europe	87	3	—	—	90
Asia	—	—	—	—	—

	$792	$15	$6	$—	$813

	Communications	Information Services	Coal Mining	Other	Total
	(dollars in millions)
Identifiable Assets
December 31, 2005
North America	$5,785	$581	$90	$857	$7,313
Europe	716	190	—	34	940
Asia	—	20	—	4	24

	$6,501	$791	$90	$895	$8,277

December 31, 2004
North America	$4,909	$600	$84	$785	$6,378
Europe	906	196	—	42	1,144
Asia	—	14	—	8	22

	$5,815	$810	$84	$835	$7,544

Long-Lived Assets (excluding Goodwill)
December 31, 2005
North America	$5,483	$80	$75	$—	$5,638
Europe	696	1	—	—	697
Asia	—	1	—	—	1

	$6,179	$82	$75	$—	$6,336

December 31, 2004
North America	$4,824	$119	$66	$—	$5,009
Europe	859	1	—	—	860
Asia	—	—	—	—	—

	$5,683	$120	$66	$—	$5,869

Goodwill
December 31, 2005
North America	$70	$194	$—	$—	$264
Europe	—	—	—	—	—
Asia	—	—	—	—	—

	$70	$194	$—	$—	$264

December 31, 2004
North America	$71	$202	$—	$—	$273
Europe	—	—	—	—	—
Asia	—	—	—	—	—

	$71	$202	$—	$—	$273

        Communications revenue is grouped into three categories: 1) Core Services (including transport and infrastructure services, IP & data services, voice services and Vyvx services) 2) Other Services (including managed modem and related reciprocal compensation, DSL aggregation, and Internet access services), and 3) SBC Master Services Agreement. This revenue reporting structure represents a change from prior year presentations to reflect how the Company's management will invest and manage cash flows in the communications business going forward. Management believes this new product grouping provides more meaningful information to the reader of the financial statements because each of the revenue groups has different expectations with respect to future revenue performance.

	Services
	Core	Other	SBC Master Services Agreement	Total
	(dollars in millions)
Communications Revenue
2005
North America	$818	$653	$25	$1,496
Europe	144	5	—	149
Other	—	—	—	—

	$962	$658	$25	$1,645

2004
North America	$664	$882	$—	$1,546
Europe	129	10	—	139
Other	—	—	—	—

	$793	$892	$—	$1,685

2003
North America	$841	$967	$—	$1,808
Europe	126	12	—	138
Other	—	1	—	1

	$967	$980	$—	$1,947

        Transport and Infrastructure includes $130 million, $107 million and $344 million of termination revenue for the year ended December 31, 2005, 2004 and 2003, respectively. IP & Data includes $1 million, $5 million and $2 million of termination revenue for the year ended December 31, 2005, 2004 and 2003, respectively.

        The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom but also includes France and Germany. Transoceanic revenue is allocated to Europe.

        The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the years ended December 31, 2005, 2004 and 2003:

2005

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(720)	$69	$16	$(3)
(Income) Loss from Discontinued Operations	—	(49)	—	—
Income Tax Provision	2	3	2	1
Total Other (Income) Expense	474	1	(7)	(1)

Operating Income (Loss)	(244)	24	11	(3)
Non-Cash Impairment Charge	9	—	—	—
Depreciation and Amortization Expense	642	10	5	—
Non-Cash Compensation Expense	51	4	—	—

Adjusted OIBDA	$458	$38	$16	$(3)

2004

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(509)	$20	$11	$20
(Income) Loss from Discontinued Operations	—	—	—	—
Income Tax Provision	—	5	1	—
Total Other (Income) Expense	264	(7)	—	(21)

Operating Income (Loss)	(245)	18	12	(1)
Depreciation and Amortization Expense	665	11	6	—
Non-Cash Compensation Expense	43	1	—	—

Adjusted OIBDA	$463	$30	$18	$(1)

2003

	Communications	Information Services	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(820)	$(33)	$16	$126
(Income) Loss from Discontinued Operations	(12)	24	—	—
Cumulative Effect of Change in Accounting Principle	—	—	(5)	—
Income Tax Provision (Benefit)	—	1	—	(51)
Total Other (Income) Expense	697	(2)	—	(80)

Operating Income (Loss)	(135)	(10)	11	(5)
Depreciation and Amortization Expense	792	15	6	—
Non-Cash Compensation Expense	78	4	—	—

Adjusted OIBDA	$735	$9	$17	$(5)

(20) Commitments, Contingencies and Other Items

        In May 2001, Level 3 Communications, Inc., and two of its subsidiaries were named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in the U.S. District Court for the Southern District of Illinois. In April 2002, the same plaintiffs filed a second nearly identical purported multi-state class action in state court in Madison County, Illinois. In July 2001, the Company was named as a defendant in Koyle, et. al. v. Level 3 Communications,  Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In September 2002, Level 3 Communications, LLC was named as a defendant in Smith et al v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. In April 2005, the Smith plaintiffs filed a Fourth Amended Complaint which did not include Level 3 as a party, thus ending Level 3's involvement in the Smith case. In February 2005, Level 3 Communications, LLC was named as a defendant in McDaniel, et. al., v. Qwest Communications Corporation, et al., a purported class action covering 10 states filed in the United States District Court for the Northern District of Illinois. These actions involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and has installed its network along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the company's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Company the right to construct and maintain its network did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The Company has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, all adjudicated attempts to have class action status granted on complaints filed against the Company or any of its subsidiaries involving claims and demands related to rights-of-way issues have been denied.

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

        The rights-of-way agreements have various expiration dates through 2030. Payments under these right-of-way agreements were $30 million in 2005, $31 million in 2004 and $31 million in 2003

        The Company has obligations under non-cancelable operating leases for certain colocation and office facilities, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2082. Rent expense, including common area maintenance, under non-cancelable lease agreements was $78 million in 2005, $91 million in 2004 and $100 million in 2003.

        For those leases involving communications colocation and right-of-way agreements, the Company anticipates that it will renew these leases under option provisions contained in the lease agreements given the significant cost to relocate the Company's network and other facilities.

        Future minimum payments, including common area maintenance, for the next five years under right-of-way agreements and non-cancelable operating leases consist of the following at December 31, 2005 (dollars in millions):

	Right-of-Way Agreements	Facilities	Other Assets	Total
2006	$45	$101	$2	$148
2007	45	97	2	144
2008	43	88	5	136
2009	44	75	—	119
2010	43	66	—	109
Thereafter	668	357	—	1,025

Total	$888	$784	$9	$1,681

        It is customary in Level 3's industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2005 and 2004, Level 3 had outstanding letters of credit of approximately $19 million and $26 million, respectively, which are collateralized by cash and are reflected on the consolidated balance sheet as restricted cash. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

  Other

        Level 3 receives certain mine management services from Peter Kiewit Sons', Inc. The expense for these services was $5 million for 2005, $6 million for 2004 and $5 million for 2003, and is recorded in selling, general and administrative expenses. As of December 31, 2005 and 2004, the Company owed less than $1 million and $1 million, respectively for fourth quarter mine management services.

        For use in its business operations, the Company owns leasehold interests in two corporate aircraft and since 1999 a 15% ownership interest in an additional corporate aircraft, with the remaining 85% ownership interest held by a corporation that is controlled by Walter Scott, Jr., a director of the Company. During 2005, in a negotiated transaction with an unrelated third party, the Company obtained a continuing 15% ownership interest in a replacement corporate aircraft in exchange for its 15% ownership interest in the aircraft surrendered in the transaction and a payment of approximately $2 million. The remaining 85% ownership interest was obtained by the corporation controlled by Mr. Scott, which paid for its ownership interests separately in the transaction.

(21) Condensed Consolidating Financial Information

        As discussed in Note 14, in October 2003, Level 3 Financing issued $500 million 10.75% Senior Notes due in 2011. These notes are unsecured obligations of Level 3 Financing, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC (a wholly-owned subsidiary). The 10.75% Senior Notes were registered with the Securities and Exchange Commission in 2005.

        In conjunction with the registration of the 10.75% Senior Notes, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

        Condensed Consolidating Statements of Operations for the years ended December 31, 2005, 2004 and 2003 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly-owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations
For the year ended December 31, 2005
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,457	$2,334	$(178)	$3,613
Costs and Expenses:
Cost of Revenue	—	—	575	1,821	(163)	2,233
Depreciation and Amortization	—	—	444	213	—	657
Selling, General and Administrative	4	—	640	283	(15)	912
Restructuring and Impairment Charges	—	—	21	2	—	23

Total Costs and Expenses	4	—	1,680	2,319	(178)	3,825

Operating Income (Loss)	(4)	—	(223)	15	—	(212)
Other Income (Loss), net:
Interest Income	19	1	11	4	—	35
Interest Expense	(390)	(133)	—	(7)	—	(530)
Interest Income (Expense) Affiliates, net	784	527	(1,336)	25	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(1,048)	(1,492)	(1)	—	2,541	—
Other Income (Expense)	1	—	12	15	—	28

Other Income (Loss)	(634)	(1,097)	(1,314)	37	2,541	(467)

Income (Loss) from Continuing Operations Before Income Taxes	(638)	(1,097)	(1,537)	52	2,541	(679)
Income Tax Expense	—	—	—	(8)	—	(8)

Income (Loss) from Continuing Operations	(638)	(1,097)	(1,537)	44	2,541	(687)
Income (Loss) from Discontinued Operations	—	49	—	—	—	49

Net Income (Loss)	$(638)	$(1,048)	$(1,537)	$44	$2,541	$(638)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2004
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,514	$2,415	$(292)	$3,637
Costs and Expenses:
Cost of Revenue	—	—	692	1,790	(274)	2,208
Depreciation and Amortization	—	—	423	259	—	682
Selling, General and Administrative	7	—	681	277	(18)	947
Restructuring and Impairment Charges	—	—	6	10	—	16

Total Costs and Expenses	7	—	1,802	2,336	(292)	3,853

Operating Income (Loss)	(7)	—	(288)	79	—	(216)
Other Income (Loss), net:
Interest Income	—	—	11	2	—	13
Interest Expense	(405)	(61)	(13)	(6)	—	(485)
Interest Income (Expense) Affiliates, net	809	396	(1,206)	1	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(907)	(1,243)	(1)	—	2,151	—
Other Income (Expense)	52	1	150	33	—	236

Other Income (Loss)	(451)	(907)	(1,059)	30	2,151	(236)

Income (Loss) from Continuing Operations Before Income Taxes	(458)	(907)	(1,347)	109	2,151	(452)
Income Tax Expense	—	—	—	(6)	—	(6)

Income (Loss) from Continuing Operations	(458)	(907)	(1,347)	103	2,151	(458)
Income (Loss) from Discontinued Operations	—	—	—	—	—	—

Net Income (Loss)	$(458)	$(907)	$(1,347)	$103	$2,151	$(458)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2003
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,767	$2,511	$(331)	$3,947
Costs and Expenses:
Cost of Revenue	—	—	648	1,871	(313)	2,206
Depreciation and Amortization	—	—	458	355	—	813
Selling, General and Administrative	39	—	573	433	(18)	1,027
Restructuring and Impairment Charges	—	—	22	18	—	40

Total Costs and Expenses	39	—	1,701	2,677	(331)	4,086

Operating Income (Loss)	(39)	—	66	(166)	—	(139)
Other Income (Loss), net:
Interest Income	1	—	3	14	—	18
Interest Expense	(433)	(14)	(39)	(81)	—	(567)
Interest Income (Expense) Affiliates, net	866	137	(1,028)	25	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(949)	(1,072)	(24)	—	2,045	—
Other Income (Expense)	(157)	—	(7)	98	—	(66)

Other Income (Loss)	(672)	(949)	(1,095)	56	2,045	(615)

Income (Loss) from Continuing Operations Before Income Taxes	(711)	(949)	(1,029)	(110)	2,045	(754)
Income Tax Benefit	—	—	—	50	—	50

Income (Loss) from Continuing Operations and Cumulative Effect of Change in Accounting Principle	(711)	(949)	(1,029)	(60)	2,045	(704)
Income (Loss) from Discontinued Operations	—	—	12	(24)	—	(12)
Cumulative Effect of Change in Accounting Principle	—	—	—	5	—	5

Net Income (Loss)	$(711)	$(949)	$(1,017)	$(79)	$2,045	$(711)

        Condensed Consolidating Balance Sheets as of December 31, 2005 and 2004 follow:

Condensed Consolidating Balance Sheets
December 31, 2005
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$37	$8	$275	$132	$—	$452
Marketable securities	173	3	—	—	—	176
Restricted cash and securities	—	3	20	10	—	33
Accounts receivable, net	—	—	84	746	—	830
Due from (to) affiliates	10,117	4,613	(14,853)	123	—	—
Other	16	4	29	137	—	186

Total Current Assets	10,343	4,631	(14,445)	1,148	—	1,677
Property, Plant and Equipment, net	—	—	3,409	2,229	—	5,638
Marketable Securities	234	—	—	—	—	234
Restricted Cash and Securities	16	—	—	56	—	72
Goodwill and Intangibles, net	—	—	85	448	—	533
Investment in Subsidiaries	(6,251)	(9,651)	802	—	15,100	—
Other Assets, net	44	21	14	44	—	123

Total Assets	$4,386	$(4,999)	$(10,135)	$3,925	$15,100	$8,277

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$141	$652	$—	$794
Current portion of long-term debt	—	—	—	—	—	—
Accrued payroll and employee benefits	—	—	46	50	—	96
Accrued interest	83	18	—	1	—	102
Deferred revenue	—	—	138	128	—	266
Other	1	2	50	124	—	177

Total Current Liabilities	84	21	375	955	—	1,435
Long-Term Debt, less current portion	4,722	1,230	—	71	—	6,023
Deferred Revenue	—	—	633	115	—	748
Other Liabilities	56	1	196	294	—	547
Stockholders' Equity (Deficit)	(476)	(6,251)	(11,339)	2,490	15,100	(476)

Total Liabilities and Stockholders' Equity (Deficit)	$4,386	$(4,999)	$(10,135)	$3,925	$15,100	$8,277

Condensed Consolidating Balance Sheets
December 31, 2004
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$3	$17	$245	$178	$—	$443
Marketable securities	—	—	225	—	—	225
Restricted cash and securities	—	6	14	28	—	48
Accounts receivable, net	—	—	113	428	—	541
Due from (to) affiliates	9,169	4,100	(13,293)	24	—	—
Other	13	4	26	102	—	145

Total Current Assets	9,185	4,127	(12,670)	760	—	1,402
Property, Plant and Equipment, net	—	—	3,271	2,104	—	5,375
Marketable Securities	—	—	114	—	—	114
Restricted Cash and Securities	16	—	—	51	—	67
Goodwill and Intangibles, net	—	—	136	321	—	457
Investment in Subsidiaries	(5,457)	(8,360)	1	—	13,816	—
Other Assets, net	43	24	17	45	—	129

Total Assets	$3,787	$(4,209)	$(9,131)	$3,281	$13,816	$7,544

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$120	$480	$—	$600
Current portion of long-term debt	—	—	26	117	—	143
Accrued payroll and employee benefits	—	—	53	25	—	78
Accrued interest	52	17	3	1	—	73
Deferred revenue	—	—	172	81	—	253
Other	1	—	61	93	—	155

Total Current Liabilities	53	17	435	797	—	1,302
Long-Term Debt, less current portion	3,836	1,230	—	1	—	5,067
Deferred Revenue	—	—	707	133	—	840
Other Liabilities	55	1	198	238	—	492
Stockholders' Equity (Deficit)	(157)	(5,457)	(10,471)	2,112	13,816	(157)

Total Liabilities and Stockholders' Equity (Deficit)	$3,787	$(4,209)	$(9,131)	$3,281	$13,816	$7,544

        Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 follow:

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(306)	$(128)	$226	$88	$—	$(120)
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	243	—	340	1	—	584
Purchases of marketable securities	(648)	—	—	—	—	(648)
Decrease (increase) in restricted cash and securities	—	3	(6)	(1)	—	(4)
Capital expenditures	—	—	(167)	(138)	—	(305)
Investments and acquisitions	(10)	—	(497)	128	—	(379)
Proceeds from sale of property, plant and equipment and other assets	—	—	3	8	—	11

Net Cash Provided by (Used in) Investing Activities	(415)	3	(327)	(2)	—	(741)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	877	—	—	66	—	943
Payments on long-term debt, including current portion (net of restricted cash)	—	—	(26)	(104)	—	(130)
Increase (decrease) due from affiliates, net	(121)	34	170	(83)	—	—

Net Cash Provided by (Used in) Financing Activities	756	34	144	(121)	—	813
Net Cash Provided by Discontinued Operations	—	82	—	(8)	—	74
Effect of Exchange Rates on Cash and Cash Equivablents	(1)	—	(13)	(3)	—	(17)

Net Change in Cash and Cash Equivalents	34	(9)	30	(46)	—	9
Cash and Cash Equivalents at Beginning of Year	3	17	245	178	—	443

Cash and Cash Equivalents at End of Year	$37	$8	$275	$132	$—	$452

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2004
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(379)	$(26)	$(30)	$358	$—	$(77)
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	70	—	—	70
Purchases of marketable securities	—	—	(410)	—	—	(410)
Decrease (increase) in restricted cash and securities	7	21	(4)	(3)	—	21
Capital expenditures	—	—	(174)	(99)	—	(273)
Acquisitions	—	—	(69)	—	—	(69)
Proceeds from sale of property, plant and equipment, and other assets	—	—	9	61	—	70

Net Cash Provided by (Used in) Investing Activities	7	21	(578)	(41)	—	(591)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	272	713	—	—	—	985
Payments and repurchases of long-term debt, including current portion (net of restricted cash)	(949)	—	(75)	(3)	—	(1,027)
Increase (decrease) in due from affiliates, net	1,049	(706)	341	(684)	—	—

Net Cash Provided by (Used in) Financing Activities	372	7	266	(687)	—	(42)
Net Cash Provided by Discontinued Operations	—	—	—	6	—	6
Effect of Exchange Rates on Cash and Cash Equivalents	2	—	5	11	—	18

Net Change in Cash and Cash Equivalents	2	2	(337)	(353)	—	(686)
Cash and Cash Equivalents at Beginning of Year	1	15	582	531	—	1,129

Cash and Cash Equivalents at End of Year	$3	$17	$245	$178	$—	$443

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2003
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(347)	$—	$131	$243	$—	$27
Cash Flows from Investing Activities:
Decrease (increase) in restricted cash and securities, net	26	(26)	4	5	—	9
Capital expenditures	—	—	(87)	(66)	—	(153)
Investments and acquisitions	(2)	—	(109)	—	—	(111)
Proceeds from sale of property, plant and equipment, and other assets	—	—	26	77	—	103

Net Cash Provided by (Used in) Investing Activities	24	(26)	(166)	16	—	(152)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	361	487	—	—	—	848
Payments and repurchases of long-term debt, including current portion (net of restricted cash)	—	—	(43)	(729)	—	(772)
Stock options exercised	3	—	—	—	—	3
Increase (decrease) in due from affiliates, net	(42)	(468)	630	(120)	—	—

Net Cash Provided by (Used in) Financing Activities	322	19	587	(849)	—	79
Net Cash Provided by Discontinued Operations	—	—	28	(3)	—	25
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	—	8	—	8

Net Change in Cash and Cash Equivalents	(1)	(7)	580	(585)	—	(13)
Cash and Cash Equivalents at Beginning of Year	2	22	2	1,116	—	1,142

Cash and Cash Equivalents at End of Year	$1	$15	$582	$531	$—	$1,129

(22) Subsequent Events

Debt Exchange

        On January 13, 2006, the Company completed private exchange offers to exchange its outstanding 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 (together the "2008 Notes") that were held by eligible holders in a private placement for cash and new 11.5% Senior Notes due 2010. The Company issued $692 million aggregate principal amount of 11.5% Senior Notes as well as paid $46 million of cash consideration in exchange for the 2008 Notes tendered in the transactions. The Company also paid approximately $13 million in cash for total accrued interest to the closing date on the 2008 Notes that had been accepted for exchange.

        Pursuant to the guidance in EITF No. 96-19, the Company accounted for the exchange of the 9.125% Senior Notes and the 11% Senior Notes as an extinguishment of debt and expects to recognize a gain of approximately $27 million in Other Income in the first quarter of 2006. The gain was determined using the fair value of the new 11.5% Notes at the time of issuance. The fair value of the 11.5% Senior Notes was approximately $73 million less than the face amount of the debt. This accretion to the face amount of the debt will be reflected as interest expense. The 11.5% Senior Notes will be recorded at their fair value on the transaction date and will accrete to their face value at maturity. Premiums paid to holders of the 9.125% Senior Notes and the 11% Senior Notes of $41 million were applied against the gain on extinguishment of debt.

        The exchange of the 10.5% Senior Discount Notes was accounted for as a modification of the existing debt. The premiums paid to the holders of the 10.5% Senior Discount Notes of $5 million will be added to the existing debt issuance costs and amortized over the term of the 11.5% Notes.

        The principal amount of 2008 Notes tendered is set forth in the table below (dollars in millions).

2008 Notes to be exchanged	Aggregate Principal Amount Outstanding Before Exchange Offers	Aggregate Principal Amount Tendered	Aggregate Principal Amount of Old Notes to Remain Outstanding	Total Cash Premium Payment
9.125% Senior Notes due 2008	$954	$556	$398	$36
11% Senior Notes due 2008	132	54	78	5
10.5% Senior Discount Notes due 2008	144	82	62	5

        The exchange offers were made only to qualified institutional buyers and institutional accredited investors inside the United Sates and to certain non-U.S. investors located outside the United States.

        The 11.5% Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with the old notes not tendered in the exchange offers as well as all other senior unsecured obligations of the Company. The 11.5% Senior Notes will mature on March 1, 2010, and will bear interest at a rate per annum equal to 11.50%. Interest on the Notes will be payable on March 1 and September 1 of each year, beginning on September 1, 2006. The Company may redeem some or all of the 11.5% Senior Notes at any time on or after March 1, 2009, at 100% of their principal amount plus accrued interest.

        The 11.5% Senior Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Level 3 entered into a registration rights agreement pursuant to which it will file an exchange offer registration statement with the Securities and Exchange Commission with respect to the new notes.

Acquisition of Progress Telecom LLC

        On January 26, 2006, Level 3 signed a definitive agreement to acquire all of the membership interests of Progress Telecom, LLC ("Progress Telecom"), a regional wholesale network services company based in St. Petersburg, Florida. Progress Telecom, LLC is owned by PT Holding, LLC which is jointly owned by Progress Energy, Inc. and Odyssey Telecorp, Inc. Under the terms of the agreement, Level 3 expects to pay total consideration of $137 million, consisting of $68.5 million in shares of Level 3 Common Stock, pursuant to the terms of the Registration Rights Agreement, and $68.5 million in cash. The number of shares to be delivered will be determined immediately prior to closing. Progress Telecom's network spans 9,000 miles, includes 29 metro networks and connects to international cable landings in South Florida and 31 mobile switching centers in the southeast United States. Progress Telecom serves approximately 200 customers with a significant concentration of international and wireless carrier customers. The Company expects the transaction to close early in the second quarter of 2006.

(23) Unaudited Quarterly Financial Data

	March		June		September		December
	2005	2004	2005	2004	2005	2004	2005	2004
	(dollars in millions except per share data)
Revenue	$993	$877	$894	$902	$782	$821	$944	$1,037
Operating Income (Loss)	27	(63)	(65)	(89)	(84)	(53)	(90)	(11)
Income (Loss) from Continuing Operations	(77)	(150)	(188)	(59)	(204)	(173)	(218)	(76)
Income (Loss) from Discontinued Operations	—	3	—	(4)	—	2	49	(1)
Net Income (Loss)	(77)	(147)	(188)	(63)	(204)	(171)	(169)	(77)
Loss per Share (Basic):
Income (Loss) from Continuing Operations	$(0.11)	$(0.22)	$(0.27)	$(0.09)	$(0.29)	$(0.25)	$(0.31)	$(0.11)
Income (Loss) from Discontinued Operations	—	—	—	—	—	—	0.07	—

Net Income (Loss)	$(0.11)	$(0.22)	$(0.27)	$(0.09)	$(0.29)	$(0.25)	$(0.24)	$(0.11)

        Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods. As a result of discontinued operations in 2005, certain amounts previously included in the 2005 and 2004 quarterly reports on Forms 10-Q have been reclassified from continuing operations to discontinued operations.

        In the fourth quarter of 2005, the Company recognized a $49 million gain from the sale of (i)Structure.

        In the first quarter of 2005, the Company recognized $86 million and $40 million of termination revenue related to 360networks (USA), Inc. and France Telecom Long Distance USA, LLC, respectively. The Company also recognized $15 million in severance and related charges as a result of a workforce reduction of approximately 470 employees in the first quarter of 2005.

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