Form 10-Q
period 2006-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2006-05-10
CIK 794323

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006

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

(720) 888-1000

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See deftinition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares outstanding of each class of the issuer’s common stock, as of May 1, 2006:

Common Stock: 846,844,245 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.	Unaudited Financial Statements:

Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders’ Deficit
Consolidated Statements of Comprehensive Loss
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Certifications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2006	2005

Revenue:
Communications	$804	$510
Information services	445	466
Coal mining	18	17
Total revenue	1,267	993

Costs and Expenses:
Cost of revenue:
Communications	396	116
Information services	405	429
Coal mining	16	13
Total cost of revenue	817	558

Depreciation and amortization	190	169
Selling, general and administrative	313	224
Restructuring charges	5	15
Total costs and expenses	1,325	966
Operating Income (Loss)	(58)	27

Other Income (Expense):
Interest income	9	4
Interest expense	(150)	(114)
Other, net	31	6
Total other income (expense)	(110)	(104)
Loss from Continuing Operations Before Income Taxes	(168)	(77)
Income Tax Benefit (Expense)	—	—
Loss from Continuing Operations	(168)	(77)
Loss from Discontinued Operations	—	—
Net Loss	$(168)	$(77)

Basic Earnings (Loss) per Share:
Loss from continuing operations	$(0.20)	$(0.11)
Income (Loss) from discontinued operations	—	—
Net Loss	$(0.20)	$(0.11)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions)	March 31, 2006	December 31, 2005

Assets
Current Assets:
Cash and cash equivalents	$580	$452
Marketable securities	412	176
Restricted cash and securities	35	34
Receivables, less allowances of $26 and $23, respectively	717	823
Other	157	185
Total Current Assets	1,901	1,670

Property, Plant and Equipment, net	5,588	5,638
Marketable Securities	—	234
Restricted Cash and Securities	87	75
Goodwill and Other Intangibles, net	567	533
Other Assets, net	141	127
Total Assets	$8,284	$8,277

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$622	$787
Current portion of long-term debt	1	—
Accrued payroll and employee benefits	67	96
Accrued interest	120	102
Deferred revenue	233	266
Other	145	172
Total Current Liabilities	1,188	1,423

Long-Term Debt, less current portion	6,357	6,023
Deferred Revenue	734	748
Other Liabilities	551	559

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock, $.01 par value, authorized 1,500,000,000 shares: 844,059,226 outstanding in 2006 and 817,767,818 outstanding in 2005	8	8
Additional paid-in capital	7,851	7,759
Accumulated other comprehensive loss	(42)	(51)
Accumulated deficit	(8,363)	(8,192)
Total Stockholders’ Deficit	(546)	(476)
Total Liabilities and Stockholders’ Deficit	$8,284	$8,277

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(168)	$(77)
(Income) Loss from discontinued operations	—	—
Loss from continuing operations	(168)	(77)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	190	169
Gain on sale of property, plant and equipment and other assets	(1)	(1)
Non-cash compensation expense attributable to stock awards	15	11
Deferred revenue	(47)	(174)
Gain on extinguishment of debt, net	(27)	—
Non-cash impairment expenses	3	—
Amortization of debt issuance costs	4	4
Accreted interest on long-term discount debt	9	17
Accrued interest on long-term debt	18	15
Change in working capital items net of amounts acquired:
Receivables	140	101
Other current assets	25	21
Payables	(169)	(118)
Other current liabilities	(50)	(24)
Other	(5)	(3)
Net Cash Used in Operating Activities of Continuing Operations	(63)	(59)

Cash Flows from Investing Activities:
Capital expenditures	(59)	(60)
Proceeds from sales and maturities of marketable securities	—	50
Decrease (increase) in restricted cash and securities, net	(12)	(1)
Proceeds from sale of property, plant and equipment, and other	2	1
Progress Telecom acquisition	(70)	—
Net Cash Used in Investing Activities	(139)	(10)

See accompanying notes to consolidated financial statements.

	Three Months Ended March 31,
(dollars in millions)	2006	2005

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$379	$—
Payments and repurchases of long-term debt, including current portion	(51)	(25)
Net Cash Provided by (Used in) Financing Activities	328	(25)

Discontinued Operations (Revised):
Net Cash Used in Discontinued Operating Activities	—	(7)
Net Cash Used in Investing Activities	—	(1)
Net Cash Used in Discontinued Operations	—	(8)

Effect of Exchange Rates on Cash and Cash Equivalents	2	(5)

Net Change in Cash and Cash Equivalents	128	(107)

Cash and Cash Equivalents at Beginning of Period	452	443

Cash and Cash Equivalents at End of Period	$580	$336

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$119	$78

Noncash Investing and Financing Activities
Common stock issued for acquisition	66	—
Long-Term debt issued in exchange transaction	619	—
Long-Term debt retired in exchange transaction	692	—

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2006

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2005	$8	$7,759	$(51)	$(8,192)	$(476)
Adjustment for EITF No. 04-6	—	—	—	(3)	(3)
Adjusted balance at December 31, 2005	8	7,759	(51)	(8,195)	(479)

Common Stock:
Stock plan grants	—	10	—	—	10
Shareworks plan	—	12	—	—	12
401(k) plan	—	4	—	—	4
Progress Telecom acquisition	—	66	—	—	66
Net Loss	—	—	—	(168)	(168)

Other Comprehensive Income	—	—	9	—	9

Balances at March 31, 2006	$8	$7,851	$(42)	$(8,363)	$(546)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2006	2005

Net Loss	$(168)	$(77)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation income (losses)	7	(29)
Unrealized holding gains (losses) on marketable equity securities and other arising during period	2	—
Reclassification adjustment for losses included in net loss	—	4

Other Comprehensive Income (Loss) Before Tax	9	(25)

Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—

Other Comprehensive Income (Loss), Net of Taxes	9	(25)

Comprehensive Loss	$(159)	$(102)

SUPPLEMENTARY STOCKHOLDERS’ DEFICIT INFORMATION

(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Other	Total
Accumulated other comprehensive income (loss):

Balance at December 31, 2005	$(19)	$(32)	$(51)
Change	7	2	9
Balance at March 31, 2006	$(12)	$(30)	$(42)

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

On March 20, 2006, the Company completed the acquisition of Progress Telecom, LLC. (“Progress Telecom”). Progress Telecom’s results of operations, cash flows and financial position are included in the consolidated financial statements from the date of acquisition (See Note 2).

On December 23, 2005, Level 3 acquired WilTel Communications Group, LLC and its operating subsidiaries (“WilTel”). The financial position, results of operations and cash flows attributable to WilTel are included in the consolidated financial statements from the date of acquisition (See Note 2).

On November 30, 2005, Level 3 sold (i)Structure, LLC (“(i)Structure”), Level 3’s wholly-owned IT infrastructure management outsourcing subsidiary to Infocrossing, Inc. (“Infocrossing”). The results of operations and cash flows for this business have been classified as discontinued operations in the consolidated financial statements for all periods presented (See Note 3).

The consolidated balance sheet of Level 3 Communications, Inc. and subsidiaries at December 31, 2005 has been taken from the Company’s audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity or liability instruments issued. The U.S. Securities and Exchange Commission extended the effective date of SFAS No. 123R such that the Company was first required to adopt SFAS No. 123R beginning January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the Company’s financial position or results of operations.

Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF No. 04-6”) establishes appropriate accounting for stripping costs incurred during the production phase and is effective for fiscal years beginning after December 15, 2005. EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF No. 04-6 further defines inventory produced as mineral that has been extracted. As a result, stripping costs related to exposed, but not extracted mineral must be expensed as incurred rather than deferred until the mineral is extracted. The Company’s coal mining business had previously deferred stripping costs and amortized these costs over the period in which the underlying coal was mined. The Company’s adoption of EITF No. 04-6 on January 1, 2006 requires it to adjust beginning retained earnings (accumulated deficit) for the amount of prepaid stripping costs previously deferred. The Company decreased beginning equity by $3 million as a result of the adoption of EITF No. 04-6.

Reclassifications

Certain prior year amounts may have been reclassified to conform to the current year presentation.

In 2005, the Company has separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

2. Acquisitions

Progress Telecom

On March 20, 2006, Level 3 completed its acquisition of all of the membership interests of Progress Telecom, LLC from PT Holding Company LLC (“PT Holding”) excluding certain specified assets and liabilities of Progress Telecom. Progress Telecom was owned by PT Holding, which is jointly owned by Progress Energy, Inc. and Odyssey Telecorp, Inc. Under the terms of the purchase agreement dated January 25, 2006, Level 3 purchased Progress Telecom for an aggregate purchase price consisting of $68.5 million in cash and 19.7 million newly issued shares of Level 3 common stock, valued at $66 million. The purchase price is subject to adjustments based on working capital and other matters. The Company also incurred costs of approximately $1 million related to the transaction. Level 3 entered into certain transactions with Progress Telecom prior to the acquisition of Progress Telecom by Level 3, whereby Level 3 received cash for communications services to be provided in the future. As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and accordingly, reduced the purchase price applied to the net assets acquired in the Progress Telecom transaction by $4 million, the amount of the unamortized deferred revenue balance on March 20, 2006.

Level 3 filed a registration statement covering the 19.7 million newly issued shares of Level 3 common stock, which became effective on March 24, 2006. These shares are subject to transfer restrictions pursuant to the registration rights agreement the Company entered into with PT Holding and others.

Progress Telecom is a regional wholesale network services company based in St. Petersburg, Florida. Progress Telecom’s network spans 9,000 miles, includes 29 metro networks and connects to international cable landings in South Florida and 31 mobile switching centers in the southeastern region of the United States. Progress Telecom serves approximately 200 customers with a significant concentration of international and wireless carrier customers.

WilTel

On December 23, 2005, the Company acquired WilTel, from Leucadia National Corporation and its subsidiaries (together “Leucadia”). The consideration paid consisted of approximately $390 million in cash and 115 million shares of newly issued Level 3 common stock (“Shares”), valued at $313 million. The Company also incurred approximately $7 million of costs related to this transaction. The cash purchase price was subject to post-closing adjustments based on actual working capital and other contractual items as of the closing date. In March, 2006, Leucadia and Level 3 agreed that the purchase price for WilTel should decrease by approximately $27 million as a result of working capital and other contractual post closing adjustments. As of March 31, 2006, the purchase price adjustment due to Level 3 was still outstanding and included in Accounts Receivable on the consolidated balance sheet. Level 3 received payment of the $27 million adjustment in the April 2006.

The preliminary valuation indicated that the fair value of the WilTel assets acquired exceeded the total of the purchase price paid and the liabilities assumed in the transaction. As a result, the excess value was applied against the fair value of the property, plant and equipment obtained in the transaction. The $27 million post-closing adjustment resulted in an additional decrease in the fair value of property, plant and equipment in the first quarter of 2006.

In accordance with the terms of a registration rights agreement between Level 3 and Leucadia dated December 23, 2005, Level 3 filed a registration statement covering the Shares, which became effective on December 27, 2005. On March 20, 2006, Leucadia sold all of the Shares under the registration statement.

Pro Forma Financial Information

The following is unaudited pro-forma financial information of the Company assuming the WilTel and Progress Telecom transactions occurred at the beginning of the period presented:

(dollars in millions, except per share data)	Pro-Forma Three months ended March 31, 2006	Pro-Forma Three months ended March 31, 2005

Revenue	$1,280	$1,429
Loss from Continuing Operations	(167)	(49)
Income from Discontinued Operations	—	—
Net Loss	(167)	(49)
Net Loss per Share	$(0.20)	$(0.06)

The fair value of the assets acquired and the liabilities assumed in the Progress Telecom transaction is based upon a preliminary valuation and is subject to change based on post-closing purchase price adjustments and changes to the integration plan of the combined business. The fair value of assets acquired and liabilities assumed in the WilTel transaction is based upon a preliminary valuation as of the acquisition date after reflecting other contractual purchase price adjustments and is subject to change due to integration plans. The Company will continue to evaluate assets acquired and liabilities assumed based on the valuation analysis and integration efforts for the WilTel and Progress Telecom transactions. The estimated fair value of assets acquired and liabilities assumed for the Progress Telecom and WilTel transactions are as follows.

(dollars in millions)	Progress Telecom	WilTel
Assets:
Cash and cash equivalents	$—	$128
Accounts receivable	3	257
Other current assets	2	20
Property, plant and equipment, net	88	629
Goodwill	30	—
Identifiable intangible assets	25	152
Other assets	—	26
Total Assets	148	1,212

Liabilities:
Accounts payable	1	204
Accrued payroll	1	29
Other current liabilities	3	67
Current portion of capital leases	1	—
Capital leases	8	—
Deferred revenue – Progress/WilTel	2	41
Deferred revenue - Level 3	(4)	(2)
Other liabilities	—	90
Total Liabilities	12	429
Purchase Price	$136	$783

3. Discontinued Operations

On November 30, 2005, Level 3 sold (i)Structure to Infocrossing, Inc. for proceeds of $85 million which consisted of $82 million in cash and $3 million of Infocrossing common stock. The cash purchase price is subject to post-closing adjustments based on actual working capital as of the closing date. Level 3 recognized a $49 million gain on the transaction in the fourth quarter of 2005.

The following is the summarized results of operations of the (i)Structure business for the three months ended March 31, 2005 .

(dollars in millions, except per share data)	Three Months Ended March 31, 2005

Revenues	$17
Costs and Expenses:
Cost of revenue	13
Depreciation and amortization	2
Selling, general and administrative	2
Total costs and expenses	17
Loss from Discontinued Operations	$—

4. Restructuring Charges

In the first quarter of 2006, the Company initiated workforce reductions that are expected to affect approximately 850 employees in its North American communications business related to the integration of WilTel into Level 3’s operations. The accounting treatment for the severance costs is dependent on whether those individuals affected are former WilTel employees or Level 3 employees. The estimated severance costs earned by former WilTel employees as of the acquisition date are included as a liability in the balance sheet as of the acquisition date. Severance costs attributable to Level 3 employees are recorded as a restructuring charge in the statement of operations once the employees are notified that their position will be eliminated and of their severance arrangements.

As of March 31, 2006, the Company had notified or terminated approximately 384 employees (133 for Level 3 and 251 for WilTel) pursuant to these activities. The Company had recorded approximately $1 million in restructuring charges for effected Level 3 employees and recognized approximately $7 million of costs for former WilTel employees. As of March 31, 2006, the Company had obligations of less than $1 million for those Level 3 employees terminated or notified. The workforce reduction attributable to the WilTel integration activities is expected to be substantially complete by the end of 2006.

In the first quarter of 2006, Software Spectrum, Inc. (“Software Spectrum”) announced a workforce reduction that will affect approximately 95 people in its North American business due to a strategic decision to enter into a business solutions partner arrangement for certain business processes such as credit and collections, accounts payable and other administrative and back-office positions. These positions will be transitioned in phases through the end of 2006 in accordance with Software Spectrum’s implementation plan. The Company will record the expenses attributable to the incentive stay bonus, the severance package and the outplacement fees for employees who are required to provide more than 60 days of additional service to be eligible to receive the stay bonus, placement services and severance, over the incremental service period. As of March 31, 2006, the Company had recognized $1 million of restructuring charges of which less than $1 million of the obligation associated with the business process outsourcing remained outstanding.

In the first quarter of 2005, the Company initiated a workforce reduction of approximately 470 employees in its North American and European communications business. As a result of the reduction, Level 3 incurred severance and related charges of approximately $15 million in the first quarter of 2005. As of September 30, 2005, the Company had satisfied its obligations associated with the first quarter of 2005 workforce reduction.

A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount (in millions)	Amount (in millions)
Balance December 31, 2004	—	$—	$19
2005 Charges	472	15	(1)
2005 Payments	(472)	(15)	(5)
Balance December 31, 2005	—	—	13
2006 Charges	228	2	—
2006 Payments	(98)	(1)	(2)
Balance March 31, 2006	130	$1	$11

Level 3 continues to periodically conduct comprehensive reviews of the long-lived assets of its businesses, specifically communication assets deployed along its intercity network and in its gateway facilities. It is possible that assets may be identified as impaired and impairment charges may be recorded to reflect the realizable value of these assets in future periods.

The Company recognized $3 million of non-cash impairment charges in the first quarter of 2006 that resulted from the decision to terminate projects for certain voice services and certain information technology projects in the communications business. These projects have identifiable costs which Level 3 can separately evaluate for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value.

5. Termination Revenue

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. Termination revenue is reported in the same manner as the original service provided, and amounted to less than $1 million and $129 million during the three months ended March 31, 2006 and 2005, respectively. The termination revenue in 2005 is primarily attributable to the following two transactions.

In February, 2005, France Telecom Long Distance USA, LLC (“France Telecom”) and Level 3 finalized an agreement to terminate a dark fiber agreement signed in 2000. Under the terms of the agreement France Telecom returned the fiber to Level 3. Cash received for the fiber under the original agreement was deferred and was being amortized to revenue over the 20-year term of the agreement. Level 3 has no further service obligations with respect to the fiber and therefore recognized approximately $40 million of unamortized deferred revenue as non-cash termination revenue in the first quarter of 2005.

In March, 2005, Level 3 entered into an agreement with 360networks (USA) Inc. (“360networks”) in which both parties agreed to terminate a 20-year IRU agreement. Under the new agreement 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement, signed in 2000, the cash received by Level 3 was deferred and was being amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005.

6. Loss Per Share

The Company had a loss from continuing operations for the three months ended March 31, 2006 and 2005. Therefore, the dilutive effect of the approximately 418 million and 172 million shares issuable pursuant to convertible debt securities at March 31, 2006 and 2005, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the dilutive effect of the approximately 56 million and 50 million options, outperform stock options, restricted stock units and warrants outstanding at March 31, 2006 and 2005, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per share calculations for the three months ended March 31, 2006 and 2005 (dollars in millions, except per share data):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Loss from Continuing Operations	$(168)	$(77)
Income (Loss) from Discontinued Operations	—	—
Net Loss	$(168)	$(77)

Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Earnings Per Share (in thousands)	821,918	690,214
Earnings (Loss) Per Share of Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.20)	$(0.11)
Income (Loss) from Discontinued Operations	—	—
Net Loss	$(0.20)	$(0.11)

7. Receivables

Receivables at March 31, 2006 and December 31, 2005 were as follows (dollars in millions):

	Communications	Information Services	Coal	Total
March 31, 2006
Accounts Receivable – Trade:
Services and Software Sales	$412	$322	$9	$743
Allowance for Doubtful Accounts	(19)	(7)	—	(26)
	$393	$315	$9	$717

December 31, 2005
Accounts Receivable – Trade:
Services and Software Sales	$400	$437	$9	$846
Allowance for Doubtful Accounts	(17)	(6)	—	(23)
	$383	$431	$9	$823

The Company recognized bad debt expense in selling, general and administrative expenses of less than $1 million in each of the three month periods ended March 31, 2006 and 2005. Level 3 received less than $1 million of proceeds for amounts previously deemed uncollectible in each of the three month periods ended March 31, 2006 and 2005. The Company increased accounts receivable and allowance for doubtful accounts by approximately $5 million in the three month period ended March 31, 2006 primarily due to the change in business mix as a result of the completion of the WilTel acquisition. The Company decreased accounts receivable and allowance for doubtful accounts by approximately $1 million for the three month period ended March 31, 2005 for previously reserved amounts the Company deemed as uncollectible.

The $27 million payment for the purchase price adjustment that decreased the net purchase price of the WilTel acquisition was outstanding at March 31, 2006 and is included in the Communications accounts receivable balance. Level 3 received the $27 million payment from Leucadia in April 2006.

8. Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $10 million and $12 million for the three months ended March 31, 2006 and 2005, respectively. Included in capitalized labor and related costs were less than $1 million and $1 million of capitalized non-cash compensation costs related to outperform stock options, restricted stock and warrants for the three months ended March 31, 2006 and 2005, respectively.

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

Depreciation expense was $168 million and $151 million for the three months ended March 31, 2006 and 2005, respectively.

9. Goodwill and Other Intangibles, net

Goodwill and Other Intangibles, net at March 31, 2006 and December 31, 2005 were as follows (dollars in millions):

	Goodwill	Other Intangibles
March 31, 2006
360networks	$—	$3
Sprint	—	14
ICG	—	—
Telverse	—	14
Genuity	—	24
WilTel	—	147
Progress Telecom	30	25
Software Spectrum	194	46
McLeod	40	—
XCOM	30	—
	$294	$273
December 31, 2005
360networks	$—	$4
Sprint	—	16
ICG	—	4
Telverse	—	16
Genuity	—	30
WilTel	—	151
Software Spectrum	194	48
McLeod	40	—
XCOM	30	—
	$264	$269

On March 20, 2006, Level 3 completed the acquisition of Progress Telecom. A preliminary valuation of the assets acquired indicated a value of $25 million for intangible assets with a 10 year life. The intangible assets primarily include customer lists.

Goodwill has been or will be assessed at least annually for impairment in accordance with SFAS No. 142, beginning with the first anniversary of the acquisition and December 31 of each year thereafter. As of March 31, 2006, the Company has not recorded impairment expenses for the goodwill or intangible assets identified in the previous table.

Amortization expense was $22 million and $18 million for the three months ended March 31, 2006 and 2005, respectively.

The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2006-$73 million; 2007-$45 million; 2008-$31 million; 2009-$27 million and 2010 and thereafter-$87 million.

10. Long-Term Debt

At March 31, 2006 and December 31, 2005, long-term debt was as follows:

(dollars in millions)	March 31, 2006	December 31, 2005

Senior Secured Term Loan (11.82% due 2011)	$730	$730
Senior Notes (9.125% due 2008)	398	954
Senior Notes (11.0% due 2008)	78	132
Senior Discount Notes (10.5% due 2008)	62	144
Senior Euro Notes (10.75% due 2008)	60	59
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Discount Notes (12.875% due 2010)	488	488
Senior Euro Notes (11.25% due 2010)	125	123
Senior Notes (11.25% due 2010)	96	96
Senior Notes (11.5% due 2010)	692	—
Fair value adjustment on Senior Notes	(70)	—
Senior Notes (10.75% due 2011)	500	500
Floating Rate Senior Notes (11.42% due 2011)	150	—
Issue discount on Floating Rate Senior Notes	(5)	—
Senior Notes (12.25% due 2013)	250	—
Issue discount on Senior Notes	(8)	—
Convertible Senior Notes (5.25% due 2011)	345	345
Convertible Senior Notes (10.0% due 2011)	880	880
Convertible Senior Discount Notes (9.0% due 2013)	257	252
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514

CBRE Commercial Mortgage (6.86% due 2015)	70	70
Capital Leases	9	—
Other	1	—
	6,358	6,023
Less current portion	(1)	—
	$6,357	$6,023

The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of March 31, 2006.

No interest expense or amortized debt issuance costs were capitalized to property, plant and equipment for the three months ended March 31, 2006 and March 31, 2005.

Debt Exchange

On January 13, 2006, the Company completed private exchange offers to exchange a portion of its outstanding 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 (together the “2008 Notes”) that were held by eligible holders in a private placement for cash and new 11.5% Senior Notes due 2010. The Company issued $692 million aggregate principal amount of 11.5% Senior Notes as well as paid $46 million of cash consideration in exchange for the 2008 Notes tendered in the transactions. The Company also paid approximately $13 million in cash for total accrued interest to the closing date on the 2008 Notes that were accepted for exchange.

Pursuant to the guidance in EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”), the Company accounted for the exchange of the 9.125% Senior Notes and the 11% Senior Notes as an extinguishment of debt and recognized a gain of approximately $27 million in Other Income in the first quarter of 2006. The gain was determined using the fair value of the new 11.5% Senior Notes at the time of issuance. The fair value of the 11.5% Senior Notes was approximately

$73 million less than the face amount of the debt. The accretion of the $73 million discount will be reflected as interest expense. The 11.5% Senior Notes were recorded at their fair value on the transaction date and will accrete to their face value at maturity. Premiums paid to holders of the 9.125% Senior Notes and the 11% Senior Notes of $41 million were applied against the gain on extinguishment of debt.

In accordance with EITF No. 96-19, the exchange of the 10.5% Senior Discount Notes was accounted for as a modification of the existing debt. The premiums paid to the holders of the 10.5% Senior Discount Notes of $5 million were added to the existing debt issuance costs and will be amortized over the term of the 11.5% Senior Notes.

The Company incurred approximately $5 million of third party costs associated with the exchange transaction. The costs were allocated to each tranche of debt based on the amount tendered for exchange. The $4 million of fees allocated to the 9.125% Senior Notes due 2008 and the 11% Senior Notes due 2008 were capitalized and will be amortized to interest expense over the term of the respective notes. The $1 million of costs allocated to the 10.5% Senior Discount Notes due 2008 were expensed in the first quarter of 2006.

The principal amount of 2008 Notes tendered is set forth in the table below (dollars in millions).

2008 Notes Exchanged	Aggregate Principal Amount Outstanding Before Exchange Offers	Aggregate Principal Amount Tendered	Aggregate Principal Amount of Old Notes that Remained Outstanding	Total Cash Premium Payment
9.125% Senior Notes due 2008	$954	$556	$398	$36
11% Senior Notes due 2008	132	54	78	5
10.5% Senior Discount Notes due 2008	144	82	62	5

The exchange offers were made only to qualified institutional buyers and institutional accredited investors inside the United States and to certain non-U.S. investors located outside the United States.

The 11.5% Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with the old notes not tendered in the exchange offers as well as all other senior unsecured obligations of the Company. The 11.5% Senior Notes mature on March 1, 2010, and bear interest at a rate per annum equal to 11.5%. Interest on the notes is payable on March 1 and September 1 of each year, beginning on September 1, 2006. The Company may redeem some or all of the 11.5% Senior Notes at any time on or after March 1, 2009, at 100% of their principal amount plus accrued interest.

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

New Debt

On March 14, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. (“Level 3 Financing”), a wholly-owned subsidiary of the Company, as borrower, entered into two indentures with the Bank of New York, as trustee, and issued $400 million in aggregate principal amount of senior notes – $150 million aggregate principal amount of floating rate senior notes due 2011 (“Floating Rate Senior Notes due 2011”) and $250 million aggregate principal amount of 12.25% senior notes due 2013 (“12.25% Senior Notes due 2013”), each in a private offering.

Floating Rate Senior Notes due 2011

The Floating Rate Senior Notes due 2011 rank equal in right of payment with all other senior unsecured obligations of Level 3 Financing and have an initial interest rate equal to the six month London Interbank Offered Rate (“LIBOR”), plus 6.375%, which will be reset semi-annually. Interest on the notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The interest rate was 11.42% at March 31, 2006 and was determined at the commencement of the interest period beginning on the issuance date. The Floating Rate Senior Notes due 2011 were priced at 96.782% of par. The discount is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the Floating Rate Senior Notes due 2011.

The Floating Rate Senior Notes due 2011 are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, on or after March 15, 2008 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning March 15, of the years indicated below:

Year	Redemption Price
2008	102.0%
2009	101.0%
2010	100.0%

On March 14, 2006, Level 3, Level 3 Financing and the initial purchasers of the Floating Rate Senior Notes due 2011 entered into a registration rights agreement relating to the Floating Rate Senior Notes due 2011 pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission.

These senior notes have not been registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.

Debt issuance costs of $3 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2011.

12.25% Senior Notes due 2013

The 12.25% Senior Notes due 2013 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Interest on the notes accrues at 12.25% per year and is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The 12.25% Senior Notes due 2013 were priced at 96.618% of par. The discount is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the 12.25% Senior Notes due 2013.

The 12.25% Senior Notes due 2013 are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, on or after March 15, 2010 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning March 15, of the years indicated below:

Year	Redemption Price
2010	106.125%
2011	103.063%
2012	100.000%

On March 14, 2006, Level 3 and Level 3 Financing and the initial purchasers of the 12.25% Senior Notes due 2013 entered into a registration rights agreement regarding the 12.25% Senior Notes due 2013 pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission.

These senior notes have not been registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.

Debt issuance costs of approximately $5 million were capitalized and are being amortized over the term of the 12.25% Senior Notes due 2013.

The debt represented by the 12.25% Senior Notes due 2013 together with the Floating Rate Notes due 2011 constitutes purchase money indebtedness under the indentures of Level 3, and the net proceeds from the offering was used to finance the cash purchase price of Level 3’s acquisition of WilTel, which was consummated on December 23, 2005.

Capitalized Leases

As part of the Progress Telecom transaction on March 20, 2006, the Company assumed certain capital lease obligations of Progress Telecom for Indefeasible Right of Use (“IRU”) dark fiber facilities of $9 million. The capital leases mature at various dates through 2021.

Future Debt Maturities

The Company’s contractual obligations at March 31, 2006 related to debt, including capital leases and excluding issue discounts and fair value adjustments, will require estimated cash payments during each of the five succeeding years as follows: 2006-$1 million; 2007-$2 million; 2008-$600 million; 2009-$363 million and 2010-$2,357 million and thereafter-$3,155 million.

11. Stock-Based Awards

Beginning January 1, 2006 the Company adopted SFAS No. 123R, “Share-Based Payment.”  The adoption of SFAS No. 123R on January 1, 2006 did not have a significant effect on the Company’s financial position or results of operations as the Company adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in 1998.  SFAS No. 123R requires that estimated forfeitures be included in the amount of expense recognized for instruments that are not fully vested.  The Company has historically recorded the effect of forfeitures of equity instruments as they occur.  The effect of applying the change from the original provisions of SFAS No. 123 on the Company’s results of operations and basic and diluted earnings per share for the three months ended March 31, 2006 was insignificant.

As part of the SFAS No. 123R implementation, the Company did not make modifications to grants made prior to January 1, 2006 which would have resulted in a change in the compensation costs.

The Level 3 compensation committee (“Compensation Committee”) of the Level 3 board of directors (“Board”) has administered the Level 3 Communications, Inc. 1995 Stock Plan (Amended and Restated as of April 1, 1998) (“Plan”) under the belief that the action of the Company’s Board to amend and restate the Plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008.  After a further review of the terms of the Plan, however, the Company’s Compensation Committee has determined that an ambiguity may exist as to the date of expiration of the Plan.  To remove any ambiguity, the Level 3 Compensation Committee and the Board have requested the Level 3 stockholders approve an amendment of the Plan that has the purpose of extending the term of the Plan by five years to September 25, 2010.  This extension is subject to the requisite affirmative stockholder vote at the 2006 Annual Meeting of Stockholders to be held on May 15, 2006.

The Company recognized in the consolidated statement of operations a total of $15 million and $11 million of non-cash compensation for the three months ended March 31, 2006 and 2005, respectively. Included in discontinued operations is non-cash compensation expense of less than $1 million for the three months ended March 31, 2005.  In addition, the Company capitalized less than $1 million and $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three months ended March 31, 2006 and 2005, respectively.

SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash in flow if the tax benefits are expected to be realizable.  As the Company is currently in a net operating loss position, Level 3’s management does not expect to realize tax benefits from share-based compensation.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
(dollars in millions)	2006	2005

OSO	$4	$5
Restricted Stock	6	1
Shareworks Match Plan	—	1
401(k) Match Expense	4	4
401(k) Discretionary Grant Plan	1	1
	15	12
Capitalized Non-cash Compensation	—	(1)
	15	11
Discontinued Operations – (i)Structure	—	—
	$15	$11

Non-qualified Stock Options and Warrants

At March 31, 2006, there were approximately 14.6 million warrants outstanding ranging in exercise prices from $4.00 to $60.06.  Of these warrants, all were exercisable at March 31, 2006, with a weighted average exercise price of $7.82 per warrant.

The Company has not granted NQSOs since 2000.  As of March 31, 2006, all NQSOs previously granted were fully vested and expensed.  At March 31, 2006, there were approximately 6 million NQSOs outstanding with exercise prices ranging from $1.76 to $8.00. The weighted average exercise price of the NQSOs outstanding was $5.71 at March 31, 2006.

Outperform Stock Option Plan

In April 1998, the Company adopted an outperform stock option (‘‘OSO’’) program that was designed so that the Company’s stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management’s and stockholders’ interests by basing stock option value on the Company’s ability to outperform the market in general, as measured by the Standard & Poor’s (‘‘S&P’’) 500 Index. Participants in the OSO program do not realize any value from awards unless the Company’s common stock price outperforms the S&P 500 Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500 Index (or less than the corresponding loss on the S&P Index), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company’s common stock outperforms the S&P 500 Index. To the extent that Level 3’s common stock outperforms the S&P 500 Index, the value of OSOs to a holder may exceed the value of nonqualified stock options.

In August 2002, the Company modified the OSO program to target that no more than 25% of Level 3’s outperformance was delivered to employee-owners, and that the exercise of past and future OSO grants does not exceed shares reserved for issuance under the Company’s 1995 Stock Plan, as amended.  The following modifications, affecting August 19, 2002 and later grants, were made to the Plan:

•      OSO targets will be defined in terms of number of OSOs rather than a target theoretical dollar value.

•      The success multiplier was reduced from eight to four.

•      Awards will continue to vest over 2 years and have a 4-year life.  However, 50% of the award will vest at the end of the first year after grant, with the remaining 50% vesting over the second year (12.5% per quarter).

The mechanics for determining the fair value of an individual OSO is described below:

The initial strike price, as determined on the day prior to the OSO grant date, is adjusted over time (the “Adjusted Strike Price”), until the exercise date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500 Index from the date of grant to the date of exercise.  The value of the OSO increases for increasing levels of outperformance.  OSOs granted prior to August 19, 2002 have a multiplier range from zero to eight depending upon the performance of Level 3 common stock relative to the S&P 500 Index as shown in the following table.  OSOs granted August 19, 2002 and later have a multiplier range from zero to four depending upon the performance of Level 3 common stock relative to the S&P 500 Index as shown in the following table.

If Level 3 Stock Outperforms the	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:
S&P 500 Index by:	Pre August 19, 2002 Grants	August 19, 2002 and Later Grants

0% or Less	0.00	0.00

More than 0% but Less than 11%	Outperformance percentage multiplied by 8/11	Outperformance percentage multiplied by 4/11

11% or More	8.00	4.00

The Pre-multiplier gain is the Level 3 common stock price minus the Adjusted Strike Price on the date of exercise.

Upon exercise of an OSO, the Company shall deliver or pay to the grantee the difference between the Fair Market Value of a share of Level 3 common stock as of the day prior to the exercise date, less the Adjusted Strike Price, the “Exercise Consideration.”  The Exercise Consideration may be paid in cash, Level 3 common stock or any combination of cash or Level 3 common stock at the Company’s discretion.  The number of shares of Level 3 common stock to be delivered by the Company to the grantee is determined by dividing the Exercise Consideration to be paid in Level 3 common stock by the Fair Market Value of a share of Level 3 common stock as of the date prior to the exercise date.  Fair Market Value is defined in the OSO agreement, but is currently the closing price per share of Level 3 common stock on the NASDAQ exchange.  Exercise of the OSOs does not require any cash outlay by the employee.

OSO awards are granted quarterly to eligible participants.

Awards granted prior to August 19, 2002 vest in equal quarterly installments over two years and have a four-year life.  OSOs granted between March 1, 2001 and August 18, 2002 are exercisable immediately upon vesting and have a four-year life.

The Company utilizes a modified Black-Scholes model to value outperform stock options granted to employees.  The Company believes that the relative short life of the options and the other variables used in the model provide a reasonable estimate of the fair value of the option at the time of grant.

The fair value under SFAS No. 123R for the approximately 1.9 million outperform stock options (“OSO”) awarded to participants during the quarter ended March 31, 2006 was approximately $11 million using a modified Black-Scholes valuation model with the assumptions outlined in the table below.  The resulting theoretical value per option granted in 2006 is 153% of the stock price on the date the grant is communicated to participants.  The theoretical value of options granted in 2005 was 116% of the stock price.  In accordance with SFAS No. 123R, the Company used an estimated forfeiture rate of 10.19% in determining expense recognition.  As of March 31, 2006, the Company had not reflected $13 million of unamortized compensation expense in its financial statements for previously granted OSOs. The weighted average period over which this cost will be recognized is 1.6 years.

The fair value of each OSO grant equals the calculated theoretical value multiplied by the Level 3 common stock price on the day prior to the date the grant is communicated to participants.

	Three Months Ended March 31,
	2006	2005
S&P 500 Expected Dividend Yield Rate	1.78%	1.99%
Expected Life	3.4 years	2 years
S&P 500 Expected Volatility Rate	12%	13%
Level 3 Common Stock Expected Volatility Rate	55%	55%
Expected S&P 500 Correlation Factor	.28	.30
Calculated Theoretical Value	153%	116%

The assumptions used for 2006 were based on grants and actual exercises of OSOs previously granted to employees.  The data was further stratified based on levels of responsibility within the Company.  The theoretical value used in 2006 was determined using the weighted average exercise behavior for these groups of employees.  Pursuant to SFAS No. 123R, the Expected Life in 2006 includes options that expired unexercised at the end of the four year term.  The Expected Life used in 2005 only considered those options that were actually exercised.  Volatility assumptions were derived using historical data as well as current market data.

As part of a comprehensive review of its long-term compensation program, the Company temporarily suspended awards of Outperform Stock Options in April 2005.  During the second quarter of 2005, the Company granted participants in the plan restricted stock units, discussed below.

Beginning in the third quarter of 2005, the Company issued both restricted stock units and OSOs as part of its long-term compensation program.  The Company plans to make annual grants of restricted stock units that vest ratably over four years and plans to make quarterly OSO grants to employees that have similar terms as those OSOs granted in the first quarter of 2005.

A summary of OSO activity for the three months ended March 31, 2006 follows:

	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2006	14,245,976	$3.34
Options granted	1,923,956	3.58
Options exercised	(431,220)	2.96
Options forfeited	(236,507)	2.78
Options expired	(2,255,390)	3.24
Outstanding at March 31, 2006	13,246,815	$3.41	$85	2.63 years

Outstanding, exercisable (“vested”)	6,587,694	$4.07	$21	1.91 years

In the table above, the intrinsic value represents the value of OSOs that have outperformed the SP 500 Index as of March 31, 2006.

The total realized value of OSOs exercised for each of the three month periods ended March 31, 2006 and 2005 was approximately $1 million.

Restricted Stock and Units

During the first quarter of 2006, approximately 0.4 million shares of restricted stock or restricted stock units were granted to employees and non-employee members of the Board of Directors. The restricted stock units and shares were granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted units and stock granted in 2006 was $1.6 million as calculated using the value of the Level 3 common stock on the day prior to the grant.  As of March 31, 2006, the total compensation cost related to nonvested restricted stock or restricted stock units not yet recognized was $22 million and the weighted average period over which this cost will be recognized is 2.8 years.

For the three months ended March 31, 2006, the changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	23,376,843	$2.06
Stock and units granted	442,074	3.71
Lapse of restrictions	(4,119,856)	2.16
Stock and units forfeited	(628,457)	2.13
Nonvested at March 31, 2006	19,070,604	$2.07

The fair value of restricted stock and restricted stock units is based on the market value of the Company’s stock as of the date of the grant.  The Weighed Average Grant Date Fair Value of restricted stock and restricted stock units granted during the three months ended March 31, 2006 and 2005 were $3.71 and $3.67, respectively.  The total fair value of restricted stock and restricted stock units vested during the three month periods ended March 31, 2006 and 2005 was $9 million and $2 million, respectively.

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code.  Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $15,000 in 2006. The Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits for employees of the communications businesses.  Employees of Software Spectrum are eligible to receive matching contributions of $.50 for every dollar contributed up to 6% of eligible earnings or applicable regulatory limits.  The Company’s matching contributions are made with Level 3 common stock based on the closing stock price on each pay date.  Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested.  The Company’s matching contributions will be fully vested upon completion of three years of service.  The Company made matching contributions of $4 million in each of the three month periods ended March 31, 2006 and 2005, respectively, which were recorded as selling, general and administrative expenses.

The Company made a discretionary contribution to the 401(k) Plan in Level 3 common stock as of December 31, 2005, equal to three percent of eligible employees’ 2005 eligible earnings.  The deposit was made into the employees’ 401(k) accounts during the first quarter of 2006.

Employees of WilTel Communications that participate in the WilTel 401(k) Plan receive an employer matching cash contribution of 100% of employee contributions up to 6% of eligible earnings or regulatory limits which is invested in the same investment funds selected by participants for employee contributions.  The Company made matching cash contributions of $2 million in the first quarter of 2006.

12. Industry and Segment Data

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent separate strategic business units that offer different products and serve different markets. The Company’s reportable segments include: communications; information services and coal mining (See Note 1). Other primarily includes other corporate assets and overhead not attributable to a specific segment.

Adjusted OIBDA, as defined by the Company, consists of operating income (loss) before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated statements of operations and (3) any non-cash impairment costs included within restructuring and impairment expenses all as reported on the consolidated statements of operations. The Company excludes stock-based compensation due to the recording of non-cash compensation expense under the provisions of SFAS No. 123R. Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group to evaluate performance and allocate resources. It is a commonly used indicator in the capital-intensive communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric “EBITDA”, and is not recognized under generally accepted accounting principles (“GAAP”) but is used by management to assess segment results and allocate resources.

The data presented in the tables following includes information for the three months ended March 31, 2006 and 2005 for all statement of operations and cash flow information presented, and as of March 31, 2006 and December 31, 2005 for all balance sheet information presented. Information related to acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided. Information for the prior periods has been revised due to discontinued operations (See Note 3).

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2006 presentation.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Three Months ended March 31, 2006
Revenue:
North America	$762	$285	$18	$—	$1,065
Europe	42	143	—	—	185
Other	—	17	—	—	17
	$804	$445	$18	$—	$1,267
Adjusted OIBDA:
North America	$131	$3	$1	$(1)
Europe	16	—	—	—
Other	—	—	—	—
	$147	$3	$1	$(1)
Net Capital Expenditures:
North America	$50	$1	$—	$—	$51
Europe	8	—	—	—	8
Other	—	—	—	—	—
	$58	$1	$—	$—	$59
Depreciation and Amortization:
North America	$166	$3	$1	$—	$170
Europe	20	—	—	—	20
Other	—	—	—	—	—
	$186	$3	$1	$—	$190

Three Months ended March 31, 2005
Revenue:
North America	$475	$286	$17	$—	$778
Europe	35	166	—	—	201
Other	—	14	—	—	14
	$510	$466	$17	$—	$993
Adjusted OIBDA:
North America	$203	$2	$3	$(2)
Europe	(2)	3	—	—
Other	—	—	—	—
	$201	$5	$3	$(2)
Net Capital Expenditures:
North America	$51	$1	$—	$—	$52
Europe	8	—	—	—	8
Other	—	—	—	—	—
	$59	$1	$—	$—	$60
Depreciation and Amortization:
North America	$144	$3	$1	$—	$148
Europe	21	—	—	—	21
Other	—	—	—	—	—
	$165	$3	$1	$—	$169

Communications Revenue and Adjusted OIBDA for the three months ended March 31, 2006 and 2005 include less than $1 million and $129 million, respectively, of termination revenue.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Identifiable Assets
March 31, 2006
North America	$5,815	$506	$98	$970	$7,389
Europe	724	127	—	29	880
Other	—	13	—	2	15
	$6,539	$646	$98	$1,001	$8,284
December 31, 2005
North America	$5,782	$584	$90	$857	$7,313
Europe	716	190	—	34	940
Other	—	20	—	4	24
	$6,498	$794	$90	$895	$8,277

Long-Lived Assets (excluding Goodwill)
March 31, 2006
North America	$5,237	$71	$86	$—	$5,394
Europe	693	1	—	—	694
Other	—	1	—	—	1
	$5,930	$73	$86	$—	$6,089
December 31, 2005
North America	$5,503	$67	$75	$—	$5,645
Europe	696	1	—	—	697
Other	—	1	—	—	1
	$6,199	$69	$75	$—	$6,343

Goodwill
March 31, 2006
North America	$100	$194	$—	$—	$294
Europe	—	—	—	—	—
	$100	$194	$—	$—	$294
December 31, 2005
North America	$70	$194	$—	$—	$264
Europe	—	—	—	—	—
	$70	$194	$—	$—	$264

Communications revenue is grouped into three categories: 1) Core Services  (including transport and infrastructure services, IP & data services, voice services and Vyvx services) 2) Other Services (including managed modem and related reciprocal compensation, DSL aggregation, and Internet access services), and 3) SBC Contract Services. This revenue reporting structure represents a change from prior year presentations to reflect how the Company’s management will invest and manage cash flows in the communications business going forward. Management believes this product grouping provides more meaningful information to the reader of the financial statements because each of the revenue categories has different expectations with respect to future revenue performance.

	Services
(dollars in millions)	Core	Other	SBC Contract Services	Total

Communications Revenue

Three Months Ended March 31, 2006
North America	$348	$122	$292	$762
Europe	41	1	—	42
Other	—	—	—	—
	$389	$123	$292	$804
Three Months Ended March 31, 2005
North America	$281	$194	$—	$475
Europe	34	1	—	35
Other	—	—	—	—
	$315	$195	$—	$510

Core Services for the three months ended March 31, 2006 and 2005 includes less than $1 million and $129 million, respectively, of termination revenue.

The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom but also includes France and Germany. Transoceanic revenue is allocated to Europe.

The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the three months ended March 31, 2006 and 2005:

Three months ended March 31, 2006

(dollars in millions)	Communications	Information Services	Coal Mining	Other
Net Income (Loss)	$(166)	$(2)	$—	$—
Income Tax Expense	(1)	1	—	—
Total Other (Income) Expense	111	—	—	(1)
Operating Income (Loss)	(56)	(1)	—	(1)
Non-Cash Impairment Charge	3	—	—	—
Depreciation and Amortization Expense	186	3	1	—
Non-Cash Compensation Expense	14	1	—	—
Adjusted OIBDA	$147	$3	$1	$(1)

Three months ended March 31, 2005

(dollars in millions)	Communications	Information Services	Coal Mining	Other
Net Income (Loss)	$(79)	$1	$2	$(1)
(Income) Loss from Discontinued Operations	—	—	—	—
Income Tax Expense	—	—	—	—
Total Other (Income) Expense	105	—	—	(1)
Operating Income (Loss)	26	1	2	(2)
Depreciation and Amortization Expense	165	3	1	—
Non-Cash Compensation Expense	10	1	—	—
Adjusted OIBDA	$201	$5	$3	$(2)

13.  Other Matters

In April 2002, Level 3 Communications, Inc., and two of its subsidiaries were named as a defendant in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in state court in Madison County, Illinois. In July 2001, Level 3 was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho, which decision is on appeal. In September 2002, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in Smith et. al. v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. In April 2005, the Smith plaintiffs filed a Fourth Amended Complaint which did not include Level 3 or Williams Communications, Inc. as a party, thus ending both companies’ involvement in the Smith case. On February 17, 2005, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in McDaniel, et. al., v. Qwest Communications Corporation, et al., a purported class action covering 10 states filed in the United States District Court for the Northern District of Illinois. These actions involve the companies’ right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs’ land. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies’ fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, other than as noted above, all adjudicated attempts to have class action status granted on complaints filed against the companies or any of their subsidiaries involving claims and demands related to rights-of-way issues have been denied.

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

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2006, Level 3 had outstanding letters of credit of approximately $34 million which are collateralized by cash that is reflected on the consolidated balance sheet as restricted cash and securities.

14. Condensed Consolidating Financial Information

In October 2003, Level 3 Financing, Inc., a wholly-owned subsidiary of Level 3 Communications, Inc. (“Level 3 Financing”), issued $500 million 10.75% Senior Notes due 2011. These notes are unsecured obligations of Level 3 Financing, however, they are jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC (a wholly-owned subsidiary). The 10.75% Senior Notes were registered with the Securities and Exchange Commission in 2005.

In March 2006, Level 3 Financing, issued $150 million Floating Rate Senior Notes due 2011 and $250 million 12.25% Senior Notes due 2013. In addition, on April 6, 2006, Level 3 Financing issued an additional $300 million of 12.25% Senior Notes due 2013. These notes are unsecured obligations of Level 3 Financing, however, they are fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. The Floating Rate Senior Notes due 2011 and the 12.25% Senior Notes due 2013 have not been registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.

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

Condensed Consolidating Statements of Operations for the three months ended March 31, 2006 and 2005 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly-owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2006

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$320	$993	$(46)	$1,267
Costs and Expenses:
Cost of Revenue	—	—	132	728	(43)	817
Depreciation and Amortization	—	—	109	81	—	190
Selling, General and Administrative	—	—	186	130	(3)	313
Restructuring and Impairment Charges	—	—	4	1	—	5
Total Costs and Expenses	—	—	431	940	(46)	1,325
Operating Income (Loss)	—	—	(111)	53	—	(58)

Other Income (Loss), net:
Interest Income	4	—	3	2	—	9
Interest Expense	(111)	(37)	—	(2)	—	(150)
Interest Income (Expense) Affiliates, net	209	158	(378)	11	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(298)	(419)	42	—	675	—
Other Income (Expense)	28	—	—	3	—	31
Other Income (Loss)	(168)	(298)	(333)	14	675	(110)
Income (Loss) from Operations Before Income Taxes	(168)	(298)	(444)	67	675	(168)

Income Tax (Expense) Benefit	—	—	—	—	—	—
Net Income (Loss)	$(168)	$(298)	$(444)	$67	$675	$(168)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$477	$555	$(39)	$993
Costs and Expenses:
Cost of Revenue	—	—	145	448	(35)	558
Depreciation and Amortization	—	—	118	51	—	169
Selling, General and Administrative	2	—	161	65	(4)	224
Restructuring and Impairment Charges	—	—	11	4	—	15
Total Costs and Expenses	2	—	435	568	(39)	966
Operating Income (Loss)	(2)	—	42	(13)	—	27

Other Income (Loss), net:
Interest Income	—	—	3	1	—	4
Interest Expense	(81)	(32)	—	(1)	—	(114)
Interest Income (Expense) Affiliates, net	200	128	(333)	5	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(195)	(291)	(1)	—	487	—
Other Income (Expense)	1	—	2	3	—	6
Other Income (Loss)	(75)	(195)	(329)	8	487	(104)
Income (Loss) from Continuing Operations Before Income Taxes	(77)	(195)	(287)	(5)	487	(77)

Income Tax (Expense) Benefit	—	—	—	—	—	—
Income (Loss) from Continuing Operations	(77)	(195)	(287)	(5)	487	(77)
Income (Loss) from Discontinued Operations	—	—	—	—	—	—
Net Income (Loss)	$(77)	$(195)	$(287)	$(5)	$487	$(77)

Condensed Consolidating Balance Sheets as of March 31 2006 and December 31, 2005 follow:

Condensed Consolidating Balance Sheets

March 31, 2006

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$15	$7	$482	$76	$—	$580
Marketable securities	407	4	—	1	—	412
Restricted cash and securities	—	3	20	12	—	35
Accounts receivable, net	—	—	112	605	—	717
Due from (to) affiliates	10,213	5,129	(15,541)	199	—	—
Other	15	6	34	102	—	157
Total Current Assets	10,650	5,149	(14,893)	995	—	1,901
Property, Plant and Equipment, net	—	—	3,338	2,250	—	5,588
Marketable Securities	—	—	—	—	—	—
Restricted Cash and Securities	16	—	—	71	—	87
Goodwill and Intangibles, net	—	—	71	496	—	567
Investment in Subsidiaries	(6,459)	(9,981)	953	—	15,487	—
Other Assets, net	46	27	13	55	—	141
Total Assets	$4,253	$(4,805)	$(10,518)	$3,867	$15,487	$8,284

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$157	$464	$—	$622
Current portion of long-term debt	—	—	—	1	—	1
Accrued payroll and employee benefits	—	—	33	34	—	67
Accrued interest	85	34	—	1	—	120
Deferred revenue	—	—	123	110	—	233
Other	1	1	46	97	—	145
Total Current Liabilities	86	36	359	707	—	1,188
Long-Term Debt, less current portion	4,662	1,617	—	78	—	6,357
Deferred Revenue	—	—	631	103	—	734
Other Liabilities	51	1	194	305	—	551
Stockholders’ Equity (Deficit)	(546)	(6,459)	(11,702)	2,674	15,487	(546)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,253	$(4,805)	$(10,518)	$3,867	$15,487	$8,284

Condensed Consolidating Balance Sheets

December 31, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$37	$8	$275	$132	$—	$452
Marketable securities	173	3	—	—	—	176
Restricted cash and securities	—	3	20	11	—	34
Accounts receivable, net	—	—	84	739	—	823
Due from (to) affiliates	10,117	4,613	(14,853)	123	—	—
Other	16	4	29	136	—	185
Total Current Assets	10,343	4,631	(14,445)	1,141	—	1,670
Property, Plant and Equipment, net	—	—	3,409	2,229	—	5,638
Marketable Securities	234	—	—	—	—	234
Restricted Cash and Securities	16	—	—	59	—	75
Goodwill and Intangibles, net	—	—	85	448	—	533
Investment in Subsidiaries	(6,251)	(9,651)	802	—	15,100	—
Other Assets, net	44	21	14	48	—	127
Total Assets	$4,386	$(4,999)	$(10,135)	$3,925	$15,100	$8,277

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$141	$645	$—	$787
Current portion of long-term debt	—	—	—	—	—	—
Accrued payroll and employee benefits	—	—	46	50	—	96
Accrued interest	83	18	—	1	—	102
Deferred revenue	—	—	138	128	—	266
Other	1	2	50	119	—	172
Total Current Liabilities	84	21	375	943	—	1,423
Long-Term Debt, less current portion	4,722	1,230	—	71	—	6,023
Deferred Revenue	—	—	633	115	—	748
Other Liabilities	56	1	196	306	—	559
Stockholders’ Equity (Deficit)	(476)	(6,251)	(11,339)	2,490	15,100	(476)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,386	$(4,999)	$(10,135)	$3,925	$15,100	$8,277

Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2006 and 2005 follow:

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2006

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(94)	$(22)	$5	$48	$—	$(63)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	—	—	—	—
Purchases of marketable securities	—	—	—	—	—	—
Decrease (increase) in restricted cash and securities	—	—	—	(12)	—	(12)
Capital expenditures	—	—	(27)	(32)	—	(59)
Investments and acquisitions	—	—	(70)	—	—	(70)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	—	—	2
Net Cash Used in Investing Activities	—	—	(95)	(44)	—	(139)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	379	—	—	—	379
Purchases and payments on long-term debt, including current portion (net of restricted cash)	(51)	—	—	—	—	(51)
Increase (decrease) due from affiliates, net	123	(358)	296	(61)	—	—
Net Cash Provided by (Used in) Financing Activities	72	21	296	(61)	—	328

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	1	1	—	2
Net Change in Cash and Cash Equivalents	(22)	(1)	207	(56)	—	128

Cash and Cash Equivalents at Beginning of Period	37	8	275	132	—	452
Cash and Cash Equivalents at End of Period	$15	$7	$482	$76	$—	$580

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(56)	$(20)	$34	$(17)	$—	$(59)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	50	—	—	50
Purchases of marketable securities	—	—	—	—	—	—
Decrease (increase) in restricted cash and securities	—	2	(2)	(1)	—	(1)
Capital expenditures	—	—	(23)	(37)	—	(60)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	—	1
Net Cash Provided by (Used in) Investing Activities	—	2	26	(38)	—	(10)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	—	—	—	—	—
Purchases and payments on long-term debt, including current portion	—	—	(24)	(1)	—	(25)
Increase (decrease) due from affiliates, net	57	11	(81)	13	—	—
Net Cash Provided by (Used in) Financing Activities	57	11	(105)	12	—	(25)

Net Cash Used in Discontinued Operations	—	—	—	(8)	—	(8)

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	(4)	(1)	—	(5)
Net Change in Cash and Cash Equivalents	1	(7)	(49)	(52)	—	(107)

Cash and Cash Equivalents at Beginning of Period	3	17	245	178	—	443
Cash and Cash Equivalents at End of Period	$4	$10	$196	$126	$—	$336

15. Subsequent Events

Debt Offering

On April 6, 2006, the Company issued $300 million aggregate principal amount of 12.25% Senior Notes due 2013. These notes were issued at a premium of 102% to the principal amount of the notes. These notes together with the $250 million aggregate principal amount of 12.25% Senior Notes due 2013  issued on March 14, 2006 will be treated under the same indenture as a single series of notes. The notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Level 3 has guaranteed the 12.25% Senior Notes due 2013. The notes will mature on March 15, 2013. Interest on the notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006.

These notes have not been registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.

ICG Communications Acquisition

On April 14, 2006, Level 3 signed a definitive agreement to acquire all of the stock of ICG Communications, Inc. (“ICG Communications”), a privately held Colorado-based telecommunications company, from MCCC ICG Holdings, LLC (“MCCC”). Under the terms of the agreement, Level 3 expects to pay total consideration of $163 million, consisting of $127 million in unregistered shares of Level 3 common stock and $36 million in cash, subject to adjustments based on working capital and other matters. The number of shares of Level 3 common stock to be delivered will be determined immediately prior to closing. Level 3 has the right to substitute cash in lieu of delivering shares of its common stock. The transaction does not include ICG Communications’ investments in New Global Telecom or Mpower Holding Corporation. Closing is expected to occur mid-year 2006 and is subject to customary closing conditions, including receipt of applicable state and federal regulatory approvals.

The shares of Level 3 common stock issued, if any, will be sold to MCCC pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Level 3 intends to enter into a registration rights agreement on the closing of the transaction with respect to the Level 3 common stock issued to MCCC as part of the purchase consideration. Pursuant to the registration rights agreement, Level 3 will be required to file a registration statement covering the shares of Level 3 common stock issued to MCCC under the Purchase Agreement within five business days following the consummation of the transaction. The Level 3 common stock will also be subject to certain transfer restrictions that limits the number of shares MCCC can sell on any given day.

TelCove Acquisition

On April 30, 2006 Level 3 signed a definitive agreement to acquire all of the stock of TelCove, Inc. (“TelCove”), a privately held Pennsylvania-based telecommunications company. Under terms of the agreement, Level 3 will pay total consideration of $1.238 billion, consisting of $637 million in shares of Level 3 common stock, $445 million in cash and $156 million in the assumption of debt.

TelCove is a leading facilities-based provider of metropolitan and regional communications services including transport, Internet access and voice services. TelCove’s network has over 22,000 local and long haul route miles serving 70 markets across the eastern United States, with approximately 4,000 buildings on net.

After integration, TelCove’s metropolitan and regional networks will connect Level 3’s national backbone network directly to traffic aggregation points. These aggregation points include other carriers’ points of presence, local telecommunications companies’ central offices, wireless providers’ switch centers, colocation and data centers, cable company head ends, and high-bandwidth enterprise locations. Before the pending acquisitions of TelCove and ICG Communications and the completed acquisition of Progress Telecom, Level 3 already had extensive metro infrastructure in 36 markets, connecting to approximately 900 traffic aggregation points, and Level 3 believes that these facilities have been a competitive advantage. The acquisition of Progress and, after close, of TelCove and ICG Communications is expected to increase the number of traffic aggregation points to approximately 5,000 in the U.S. and approximately 5,200 globally.

The number of shares of Level 3’s common stock to be delivered at closing will be determined prior to closing, but in no case will the number of shares that Level 3 is required to deliver at closing be greater than approximately 166 million shares or less than approximately 111 million shares. Closing is subject to customary conditions, including receipt of applicable state and federal regulatory approvals, and is also subject to a vote to approve an increase in the number of authorized shares of Level 3’s common stock (or any adjournment thereof), which is scheduled to occur at Level 3’s 2006 Annual Meeting of

Stockholders on May 15, 2006. The holders of more than a majority of TelCove’s common stock have irrevocably approved the transaction and therefore, the transaction is not subject to any additional approvals by TelCove’s securityholders. Closing is expected to occur in the third quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements (including the notes thereto), included elsewhere herein and the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”). When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Item 1A in this quarterly report on Form 10-Q.

Level 3 Communications, Inc., through its operating subsidiaries, is primarily engaged in the communications and information services businesses, with additional operations in coal mining.

Communication Services

The Company is a facilities based provider of a broad range of integrated communications services. Revenue for communications services is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of up to 20 years. In these situations, Level 3 will defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract.

The Company separates its communication services into three separate categories: 1) Core Communications Services, 2) Other Communications Services, and 3) SBC Contract Services. Each category of revenue is in a different phase of the service life cycle, requiring different levels of investment and focus and providing different contributions to the Company’s Adjusted OIBDA. Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business. At the same time, the Company believes it must continue to manage effectively the positive cash flows from its SBC Contract Services and its Other Communications Services including the Company’s mature managed modem business and its related reciprocal compensation. The Core Communications Services group includes transport and infrastructure, IP and data services, voice and Vyvx video services. The Other Communications Services group includes managed modem and related reciprocal compensation and legacy managed IP service business. In 2005, Other Communications Services included DSL aggregation services which are no longer provided. The SBC Contract Services product group includes all the revenues related to the SBC Master Services Agreement contract, which was obtained in the December 23, 2005 acquisition of WilTel.

The Company’s transport and infrastructure services include colocation services, wavelength, private line, dark fiber and transoceanic services. Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of up-front payments or monthly payments for private line, wavelength or dark fiber services. An increase in demand may be partially offset by declines in unit pricing.

IP and data services primarily include the Company’s high speed Internet access service and IP-VPN services. Level 3’s high speed Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company’s IP-VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and Frame Relay offerings. IP-VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company’s IP and data services. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The Company, however, continues to experience lower revenue growth due to price compression for its IP and data services. These declines were partially offset by an approximate 57% increase in IP and data traffic, excluding traffic attributable to WilTel, for the first quarter of 2006 compared to the first quarter of 2005. Including WilTel, IP and data traffic increased 87% in the first quarter of 2006. Current high levels of available capacity and the numerous companies competing in this market have resulted in a very competitive pricing environment.

The Company’s average price per megabyte declined approximately 30% in 2005. In addition to pricing pressures, the decline in the Company’s average price per megabyte was attributable to higher traffic from larger customers and customers moving to higher speed services with a lower price per megabyte. The larger customers have a lower price per megabyte due to higher volume commitments. Level 3 believes that industry-wide, excess network inventory has been significantly reduced and pricing pressures are beginning to moderate as evidenced by the Company’s improved pricing and increased traffic volume. For its IP and data services, the Company expects pricing to decline by approximately 20% in 2006. The decline is partially due to contract renewals and volume discounts for high traffic customers.

The Company continues to experience pricing pressure for those transport and infrastructure customers that require simple, low quality, point-to-point services, as competitors aggressively pursued this business. However, Level 3 believes that competitors are less willing to discount these services if it requires investment in incremental capacity to meet the customer’s requirements. For those customers that provide high quality content or require a combination of transport, IP and voice solutions on a regional or national platform, Level 3 is seeing some indications that price compression is starting to moderate and, in many cases, prices are starting to increase. Level 3 intends to remain disciplined in its approach to pricing for its transport and IP services.

The emergence of a number of companies from bankruptcy protection and additional competition from other distressed carriers continues to contribute to the difficult and competitive operating environment. The Company does not expect this environment to change significantly until the industry consolidates further and/or demand accelerates.

The Company has developed voice services that target large and existing markets. The Company believes that the efficiencies of Level 3’s IP and optical based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks. The Company is moving quickly to develop both its capability to market and sell in the voice market and develop the internal systems and processes necessary to support the new services being launched. The revenue potential for voice services is large; however, the revenues and margins are expected to continue to decline over time as a result of the new low cost IP and optical based technologies. In addition, the market for voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

Vyvx provides audio and video programming for its customers over the Company’s fiber-optic network and via satellite. It uses the Company’s fiber-optic network to carry many live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event. For live events where the location is not known in advance, such as breaking news stories in remote locations, Vyvx provides an integrated satellite and fiber-optic network based service to transmit the content to its customers. Most of Vyvx’s customers for these services contract for the service on an event-by-event basis; however, Vyvx has some customers who have purchased a dedicated point-to-point service which enables these customers to transmit programming at any time.

Vyvx also distributes advertising spots to radio and television stations throughout the U.S., both electronically and in physical form. Customers for these services can utilize a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders.

The Company’s Other Communications Services are mature products or services that are not areas of emphasis for the Company. Other Communications Services currently include managed modem, related reciprocal compensation and legacy managed IP services.

The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. This trend is expected to result in declines in managed modem revenue in the future. The Company recognized approximately $80 million of managed modem revenue in the first quarter of 2006, a 25% decline from the same period in 2005. These declines may be mitigated in the mid to longer term by growth in IP-based services offered by the Company that address the market shift to higher speed broadband services. Level 3 believes that the low cost structure of its network will enable it to aggressively compete for new business in the IP-based market.

Level 3 receives compensation from other carriers when it terminates traffic originating on those carriers’ networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company earns the majority of its reciprocal compensation revenue from providing managed modem services.

Legacy managed IP services primarily include low speed services which utilize ATM technology, as well as VPN and managed security services. The Company’s legacy Internet access business consists primarily of a business that was acquired in the Genuity transaction in 2003. The Company has elected not to pursue additional customers and limit the capital invested in this component of its business.

The SBC Master Services Agreement was an agreement between SBC Services Inc. and WilTel and was acquired in the WilTel transaction in December 2005. Recently, SBC Services Inc. became a subsidiary of AT&T Inc., (together “SBC”). WilTel and SBC amended their agreement in June 2005 to run through 2009 and it provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009. The remaining gross margin commitment for this contract was $259 million as of March 31, 2006. Only purchases of on-net services count toward satisfaction of this purchase commitment. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost. Additionally, the SBC Master Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. If Level 3 meets the performance criteria, it is eligible to earn $25 million in 2006 and $25 million in 2007.

Level 3’s management continues to review all of the Company’s existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company’s focus on delivery of communications and information services and meeting its financial objectives. To the extent that certain lines of business, business segments or service offerings are not considered to be compatible with the delivery of the Company’s services or with obtaining financial objectives, Level 3 may exit those lines of business, business segments or stop offering those services.

Management focuses on Adjusted OIBDA, cash flows from operating activities and capital expenditures to assess the operating performance of the communications business. Management believes that Adjusted OIBDA, when viewed over time, reflects the operating trend and performance of its communications business. Adjusted OIBDA, or a similar measure, also is an indicator of performance used by Level 3’s competitors and is used by management in evaluating relative performance.

Management of Level 3 believes the introduction of new services or technologies, as well as the further development of existing technologies, may reduce the cost or increase the supply of certain services similar to those provided by Level 3. The ability of the Company to anticipate, adapt and invest in these technology changes in a timely manner may affect the future success of the Company.

The Company completed the initial planned deployment of the next generation of optical transport technology in its North American and European networks in the fourth quarter of 2005 and early in the first quarter of 2006, respectively. The Company has decided to deploy the technology for additional routes in North America and Europe and completed the deployments on these routes in the first quarter of 2006. The Company began an upgrade of its IP backbone technology in the third quarter of 2005. Level 3 believes that this deployment of new equipment to the existing network equipment will allow the Company to optimize the amount of traffic it carries over the network and lower the cost of providing services.

In order to expand its service offerings in Europe, the Company expects to invest $20 million for a dark fiber based expansion in nine European markets. The dark fiber is expected to replace or supplement existing wavelength capacity.

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of WilTel and Progress Telecom and the proposed ICG Communications and TelCove transactions described below. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in 2006.

The successful integration of these businesses into Level 3 is important to the success of Level 3. The Company must quickly identify synergies, integrate the networks and support organizations while maintaining the service quality levels expected by customers.

Level 3 has embarked on a strategy to expand its current metro presence.  The strategy will allow the Company to terminate traffic over its owned metro facilities rather than paying third parties to terminate the traffic.  Level 3’s ability to provide high-speed bandwidth directly to customer facilities is expected to be a competitive advantage as local exchange companies often do not provide this service.  The Company intends to offer the traditional set of services in these markets and concentrate its sales efforts on the bandwidth intensive businesses.  The expansion into new metro markets should also provide additional opportunities to sell services on the Company’s national and international networks.  This new metro strategy includes the acquisition of Progress Telecom and the proposed acquisitions of ICG Communications and TelCove described below.

The Company is focusing its attention on 1) growing revenue through Core Communications Services, 2) continuing to show improvements in Adjusted OIBDA as a percentage of revenue, 3) completing the integration of acquired businesses, 4) managing cash flows provided by its Other Communications Services and SBC Contract Services, and 5) developing its metro business. The anticipated change in the composition of the Company’s revenue will require the Company to manage operating expenses carefully and concentrate its capital expenditures on those technologies and assets that will enable the Company to develop its Core Communications Services further and replace the decline in revenue and earnings from Other Communications Services and SBC Contract Services.

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

In March 2006, Level 3 issued $150 million of Floating Rate Senior Notes due in 2011 and $250 million of 12.25% Senior Notes due in 2013. In April 2006, the Company issued an additional $300 million of the 12.25% Senior Notes due in 2013. The proceeds from these offerings were used to fund the cash portion of the WilTel and Progress Telecom acquisitions as well fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business. The Company will continue to look for opportunities to improve its financial position in 2006 and focus its resources on growing revenue and managing costs for the communications business.

Information Services

On November 30, 2005, the Company sold its wholly-owned subsidiary, (i)Structure, LLC, which provided computer outsourcing services primarily to small and medium-sized businesses. The Company’s information services business is now comprised of Software Spectrum, Inc. (“Software Spectrum”). Software Spectrum is a global reseller of business software, primarily to large and medium sized businesses. Software Spectrum recognizes revenue at the time the product is shipped or in accordance with the terms of the licensing contracts. Sales under certain licensing programs permit Software Spectrum to recognize only a service fee paid by the software publisher as revenue. Software Spectrum has experienced an increase in sales under this form of licensing program and management expects further adoption of agency licensing programs in the future. The Company’s ability to resell software is influenced by the general economic environment, specifically in North America and Western Europe, as well as the level of IT spending for business software by large and medium sized companies.

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

Microsoft Corporation (“Microsoft”) is the primary provider of business software to the Company’s Software Spectrum business. If Microsoft should successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the distribution or resale channel, Software Spectrum’s results of operations would be materially and adversely affected.

In 2005, Microsoft notified Software Spectrum of proposed changes to Microsoft’s sales agency program which, once finalized by Microsoft, will take effect for customer contracts entered into after July 1, 2006. All contracts completed prior to July 1, 2006, will be grandfathered under the existing sales agency program. Under the proposed revised program for agency type sales as currently drafted, the number of performance metrics against which Software Spectrum is measured and the standard of performance on those metrics are expected to increase. Based on a preliminary evaluation of Microsoft’s proposed program changes, Software Spectrum expects that the amount of agency fees it earns from Microsoft will be reduced over the three-year period in which it is implemented. Due to the grandfathering of existing sales agency program sales, however, Software Spectrum anticipates that the program changes will not have a significant effect on Software Spectrum’s results of operation or financial position in 2006. Microsoft has yet to finalize the proposed changes, and thus Software Spectrum is not able to definitively determine the effects of Microsoft’s proposed changes on its results of operations and financial position after July 1, 2006.

In order to achieve a desired return on invested capital, management of Software Spectrum focuses on 1) revenue growth, 2) Adjusted OIBDA and 3) cash flow from operating activities, including changes in working capital accounts, to assess the financial condition and operating performance of the business. Software Spectrum has expanded its sales and marketing efforts to small and mid-market businesses as well as other geographic markets to further increase sales and revenue. In addition to revenue growth, Software Spectrum continues to evaluate its cost structure in order to improve operating results. During the first quarter of 2006, Software Spectrum announced certain business solution partnering agreements which, once implemented, should allow Software Spectrum to operate more efficiently. Management is focusing its attention on minimizing working capital requirements by lowering its days sales outstanding through consistent collection procedures and carefully managing vendor payment terms. Management expects working capital requirements for the Software Spectrum business to decline in the future as software publishers continue to adopt the agency licensing model.

Coal Mining

Level 3, through its two 50% owned joint venture surface mines in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is recognized when coal is shipped to the customer.

Critical Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 appropriately represent, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.

The Company adopted SFAS No. 123R on January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity or liability instruments issued. The Company adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in 1998. Therefore, the effect of applying the change from the original provisions of SFAS No. 123 on the Company’s financial position or results of operations for the three months ended March 31, 2006 was insignificant.

The Company also adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF No. 04-6”) effective January 1, 2006. EITF No. 04-6 concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF No. 04-6 further defines inventory produced as mineral that has been extracted. As a result, stripping costs related to exposed, but not extracted mineral must be expensed as incurred rather than deferred until the mineral is extracted. The Company’s coal mining business had previously deferred stripping costs and amortized these costs over the period in which the underlying coal is mined. The Company’s adoption of EITF No. 04-6 on January 1, 2006 required it to adjust beginning retained earnings (accumulated deficit) for the amount of prepaid stripping costs previously deferred. The Company decreased beginning equity by $3 million as a result of the adoption of EITF No. 04-6.

First Quarter 2006 vs. First Quarter 2005

Revenue for the periods ended March 31, is summarized as follows (dollars in millions):

	Three Months Ended March 31,
	2006	2005
Communications	$804	$510
Information Services	445	466
Coal Mining	18	17
	$1,267	$993

Communications revenue is separated into three categories: 1) Core Communications Services  (including transport and infrastructure services, wholesale IP and data services, voice services and Vyvx services), 2) Other Communications Services (including managed modem and its related reciprocal compensation, DSL aggregation, and legacy managed IP services), and 3) SBC Contract Services. Revenue attributable to these service categories is provided in the following table:

(dollars in millions)	2006	2005

Core Communications Services:
Transport and Infrastructure	$198	$248
Wholesale IP and Data	64	41
Voice	98	26
Vyvx	29	—
	389	315

Other Communication Services :
Managed Modem	79	107
Reciprocal Compensation	26	28
Managed IP	18	23
DSL Aggregation	—	37
	123	195

SBC Contract Services.	292	—
Total Communications Revenue	$804	$510

The Company’s Core Communications Services increased 23% in the first quarter of 2006 compared to the first quarter of 2005. Excluding termination revenue of $129 million in the first quarter of 2005, Core Communications Services revenue would have increased 109% in 2006. Transport and infrastructure revenue in 2005 includes the $129 million of termination revenue attributable to agreements reached with France Telecom and 360networks relating to the termination of existing dark fiber lease agreements with those customers described below. Excluding this termination revenue, transport and infrastructure revenue would have increased 66% in 2006 from 2005. The primary factor leading to this increase is the inclusion of revenue attributable to operations acquired in the WilTel transaction in December 2005. In addition, increased demand for colocation space in large markets in North America and Europe, and an increase in wavelength revenue due to sales to 360Networks, France Telecom and other new and existing customers also contributed to the increase in transport and infrastructure revenue.

In February 2005, France Telecom and Level 3 finalized an agreement to terminate a dark fiber agreement signed in 2000. Under the terms of the agreement France Telecom returned the fiber to Level 3. Under the original IRU agreement, the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized unamortized deferred revenue of approximately $40 million as non-cash termination revenue in the first quarter of 2005. The wavelength sales described above were a part of this transaction.

In March 2005, Level 3 entered into an agreement with 360networks in which both parties agreed to terminate a 20-year IRU agreement. Under the new agreement 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement, signed in 2000, the revenue associated with the cash received by Level 3 was deferred and amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005. The wavelength sales described above were a part of this transaction.

The Company expects to recognize termination revenue in the future if customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but does not currently expect to recognize significant termination revenue for the foreseeable future.

Wholesale IP and data services revenue increased in 2006 primarily due to the customers obtained in the WilTel transaction. Wholesale IP and data revenue also increased due to traffic growth in North America from new and existing customers that exceeded the rate of price compression as well as improved market acceptance of the Company’s new IP-VPN service and the continued growth of previously awarded contracts.

Level 3’s voice revenue increased in 2006 primarily due to the operations acquired in WilTel transaction. In addition, 2006 revenue attributable to the Company’s existing voice services, including voice termination and local inbound services, increased by approximately 48% from 2005 levels.

The Vyvx business was acquired on December 23, 2005 as part of the WilTel transaction. Revenue of $29 million is included in the results of operations for the three months ended March 31, 2006.

Managed modem revenue declined in 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers. This change resulted in a decline in the demand for managed modem ports. America Online, the Company’s largest managed modem customer, reduced the number of ports it purchased from Level 3 by approximately 30% during 2005. Managed modem revenue also declined in 2006 as a result of certain contracts being renewed or renegotiated at prices lower than were earned in 2005.

The Company expects, excluding the effects of future acquisitions, managed modem related revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and the potential pricing concessions as contracts are renewed.

The Company’s primary DSL aggregation customer began to migrate its DSL subscribers to its own network beginning in the first quarter of 2005. The customer completed the migration of its subscribers in the third quarter of 2005. The Company’s other DSL contracts expired in 2005 and were not renewed. The Company did not recognize DSL revenue in the first quarter of 2006 and does not expect to recognize DSL aggregation revenue in the foreseeable future.

Reciprocal compensation revenue declined from 2005 levels primarily due to the signing of interconnection agreements with other carriers in 2005 that resulted in the Company receiving a lower rate per minute for terminating traffic. The majority of the Company’s interconnection agreements provide rate structures through 2006. The Company earns the majority of its reciprocal compensation revenue from managed modem services.

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

The Company’s legacy Managed IP business consists primarily of a business that was acquired in the Genuity transaction in 2003. The Company has not invested in this service and is not actively looking for new customers. The decline in revenue is attributable to the disconnection of service by existing customers. The Company expects this trend to continue throughout 2006.

The SBC Master Services Agreement was obtained in the WilTel transaction. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. Due to the significance of the commitment, the Company has elected to separate and report revenue generated under this contract from its Other Communications Services. Level 3 earned revenue of approximately $292 million attributable to this contract in the first quarter of 2006 of which approximately 26% will apply to the gross margin purchase commitment. The remaining gross margin commitment for this contract was $259 million as of March 31, 2006.

Information services revenue decreased 5% from three months ending March 31, 2005 to the three months ending March 31, 2006, due to an increase in sales under software publishers’ agency licensing programs that result in only a service fee being recognized as revenue, rather than the selling price of the software. Software Spectrum began experiencing an increase in sales under Microsoft’s 6.0 licensing program and similar programs offered by other suppliers several years ago. Under these programs, new enterprise-wide licensing arrangements are priced, billed and collected directly by the software publishers. Software Spectrum continues to provide sales and support services related to these transactions and earns a service fee directly from publishers for these activities. The Company recognizes the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $17 million and $14 million of revenue attributable to these types of contracts in 2006 and 2005, respectively. The estimated selling price of the software sold under these agreements was $308 million and $256 million for the corresponding periods. An increase in sales to the small-medium business market customers partially offset the decline in revenue attributable the continued adoption of the sales agency programs.

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

Coal mining revenue increased from $17 million for the three months ended March 31, 2005 to $18 million for the three month periods ending March 31, 2006. The increase in revenue is attributable to an 18% increase in the volume of coal sold in 2006. This increase was partially offset by an 11% decline in the average price per ton of coal sold in 2006 compared to the same period in 2005.

Cost of revenue for the communications business, as a percentage of revenue for 2006 and 2005 was 49% and 23%, respectively. The increase is primarily attributable to the recognition of termination revenue in 2005 and incremental revenue relating to the operations acquired from WilTel which was recognized in 2006. In the first quarter of 2005, the Company recognized $129 million of termination revenue, primarily related to 360networks and France Telecom. The termination revenue with no corresponding cost of revenue, positively affected the percentage in 2005. Excluding termination revenue, the cost of revenue, as a percentage of revenue, would have been 30% for the three months ended March 31, 2005. Cost of revenue, as a percentage of revenue, increased in 2006 due to the significant voice and SBC services revenue obtained in the WilTel acquisition. The margins for these services are generally lower than the margins earned on other components included in Other Communications Services.

The cost of revenue for Software Spectrum, as a percentage of its revenue, was 92% for the first quarter of 2005 compared to 91% for the same period in 2006. The increase in agency sales in 2006, which generally have higher margins than non-agency sales, was the primary factor in the improved results. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results. For both the three months periods ended March 31, 2005 and 2006, Software Spectrum earned approximately $8 million in rebates which reduced cost of revenue.

Cost of revenue, as a percentage of revenue, for the coal mining business increased from 76% for the three months ended March 31, 2005 to 86% for the three months ended March 31, 2006. A decline in the average price per ton of coal sold in the first quarter of 2006 compared to the same period in 2005 resulted in an increase in cost of revenue, as a percentage of revenue.

Depreciation and amortization expenses were $190 million for the first quarter 2006, a 12% increase from 2005 depreciation and amortization expenses of $169 million. The increase is primarily attributable to the communications tangible and intangible assets that were acquired in the WilTel transaction in December 2005. This increase was partially offset by the shorter-lived communications assets that were placed in service in prior years that became fully depreciated during the second half of 2005 and the first quarter of 2006.

Selling, general and administrative expenses increased 40% to $313 million for the three months ended March 31, 2006 compared to the same period in 2005. This increase is primarily attributable to the inclusion of a full quarter of expenses associated with the operations acquired in the WilTel transaction. Specifically, increases in compensation, bonus, and employee related costs, network related costs and facilities expenses all contributed to the increase in selling, general and administrative expenses in 2006. Partially offsetting the increase in communication expenses was a property tax benefit of $7 million pertaining to the Company’s facilities in the United Kingdom. Also, the Company’s information services business experienced an increase in selling, general and administrative expenses primarily related to an increase in headcount at Software Spectrum.

Included in operating expenses for the first quarter of 2006 and 2005, were $15 million and $11 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123R and SFAS No. 123, respectively, related to grants of outperform stock options, warrants and other stock-based compensation programs. The increase in non-cash compensation expense is attributable to grants of restricted stock and restricted stock units in 2005 and an increase in the value of the option grants to employees.

The Company expects selling, general and administrative expenses to increase in 2006 versus 2005 as a result of the WilTel and Progress Telecom acquisitions and the proposed ICG Communications and TelCove acquisitions.

Restructuring charges and impairment charges were $5 million for the three months ended March 31, 2006 and $15 million for the same period in 2005. In the first three months of 2006, the Company recognized approximately $2 million of restructuring charges attributable to the workforce reductions of the communications business in North America and the business solution partnering arrangements at Software Spectrum. In the first three months of 2005, the Company recognized approximately $15 million of restructuring charges related to the workforce reductions of the communications business in North America and Europe. The employees affected by this workforce reduction provided support functions or worked directly on mature products. All obligations attributable to the 2005 restructuring activities were paid in 2005.

During the first quarter of 2006, the Company recognized $3 million in non-cash impairment charges resulting from the decision to terminate projects for certain voice services and information technology projects in the communications business. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value.

Adjusted OIBDA is defined by the Company, as operating income(loss) from the consolidated statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense on the consolidated statements of operations, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. Adjusted OIBDA excludes interest expense and income tax expense and other gains/losses not included in operating income. Excluding these items eliminates the expenses associated with the Company’s capitalization and tax structures. Note 12 of the consolidated financial statements provides a reconciliation of Adjusted OIBDA for each of the Company’s operating segments.

Adjusted OIBDA for the communications business was $147 million and $201 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in 2006 is primarily attributable to the $129 million reduction in termination and settlement revenue from 2005 to 2006. Partially offsetting the decline in termination revenue, were earnings attributable to the operations acquired in the WilTel transaction, which was acquired in December 2005, and a decline in restructuring charges from $15 million in the first quarter of 2005 to $1 million in the first quarter of 2006.

Adjusted OIBDA for the information services business decreased from $5 million for the three months ended March 31, 2005 to $3 million for the same period in 2006. Adjusted OIBDA for Software Spectrum decreased as a result higher operating expenses primarily attributable to an increase in headcount. In addition Software Spectrum recognized approximately $1 million of restructuring charges in the first quarter of 2006 related to the implementation of a business solutions partner arrangement. Partially offsetting these increases in costs were improved gross profits from software sales.

Adjusted OIBDA for the coal business decreased from $3 million for the three months ended March 31, 2005 to $1 million for the three months ended March 31, 2006 as a result of lower margins on coal sales during 2006 versus 2005.

Interest Income was $9 million for the three months ended March 31, 2006 increasing from $4 million in the same period of 2005.  This increase is the result of increases in the weighted average interest rate earned on the portfolio and in the average cash and marketable security portfolio balance. The Company’s average return on its portfolio increased from 1.87% in 2005 to 3.6% in 2006. The average cash balance also increased by approximately 20% from 2005 to 2006. Pending utilization of cash and cash equivalents, the Company invests the funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

Interest Expense, net increased by $36 million from $114 million for the three months ended March 31, 2005 to $150 million in 2006. Interest expense increased primarily as a result of increased interest expense from the issuance of the Company’s $880 million of 10% Convertible Senior Notes due 2011 in the second quarter of 2005 and the March 14, 2006 issuance of Floating Rate Senior Notes due 2011 and 12.25% Senior Notes due 2013. In addition, the Company exchanged portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for new 11.5% Senior Notes due 2010 during the first quarter of 2006, thereby increasing the effective interest expense on this debt. The Company experienced a higher interest rate on the $730 million Senior Secured Term Loan due 2011 which also resulted in increased interest charges in the first quarter of 2006. Overall, the debt exchange transaction and the additional debt issued in the first and second quarters of 2006 are expected to increase the Company’s annual interest expense by approximately $75 million in 2006.

Other, net increased primarily as a result of the $27 million gain realized on the debt exchange in the first quarter of 2006.

Income Tax Expense for 2006 and 2005 was zero. The Company has incurred significant operating losses since 1998. The Company is unable to determine when and if the tax benefits attributable to its net operating losses will be realizable, and accordingly has recorded a valuation allowance against the deferred tax assets for the net operating loss carryforwards.

Financial Condition—March 31, 2006

Cash flows provided by (used in) continuing operations for the three months ended March 31, 2006 and 2005, respectively are as follows (dollars in millions):

	Three Months Ended March 31,
	2006	2005
Communications**	$(9)	$(21)
Information Services	(57)	(36)
Other	3	(2)
Total	$(63)	$(59)

** Includes interest expense net of interest income

The reduction of cash used in communications operating cash flows for the three months ended March 31, 2006 is primarily attributable to improved operating results after excluding the effects of $129 million of non-cash termination revenue in the first quarter of 2005. The improved results are directly attributable to the operations acquired in the WilTel acquisition in the fourth quarter of 2005 and additional revenue from Core Communications Services. Fluctuations in working capital balances resulted in an incremental use of cash of $18 million in the first three months of 2006 compared to the same period in 2005. An increase in cash used for accounts payable and other current liabilities was partially offset by higher sources of cash from accounts receivable. In addition to the cash used for working capital, cash interest payments increased by $41 million in the first quarter of 2006 compared to the same period in 2005.

The increase in cash used by operating activities for the information services group is primarily the result of fluctuations in working capital and lower earnings. Operating cash flows are largely dependent on the timing of collections from customers and payments to suppliers. An increase in payments for software and other liabilities in the first quarter of 2006 compared to the same period in 2005 resulted in the increased use of cash for operating activities. Adjusted OIBDA for the information services business declined slightly from $5 million for the three months ended March 31, 2005 to $3 million for the same period in 2006.

The increase in operating cash flows for the other businesses is primarily attributable to the payment of certain legal and benefit obligations of the coal and packaging business in 2005. Payments for these types of obligations decreased in 2006.

Investing activities in the first quarter of 2006 primarily include $70 million of cash used for the acquisition of Progress Telecom and $59 million used for capital expenditures, primarily in the communications business. In addition, the Company increased its restricted securities by $12 million, primarily for its coal business.

Financing sources in the first quarter of 2006 consisted of $379 million of proceeds from the issuance of the Floating Rate Senior Notes due in 2011 and 12.25% Senior Notes due in 2013. The debt exchange transaction in January 2006 required Level 3 to pay $46 million of premiums to holders of the exchanged notes. Level 3 also incurred $5 million of costs associated with this transaction.

In April 2006, the Company issued an additional $300 million of 12.25% Senior Notes due 2013. Proceeds from the offering will be used to fund the purchase of Progress Telecom as well to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in the communications business.

Liquidity and Capital Resources

The Company incurred losses from continuing operations of $168 million and consumed $122 million of cash for operating activities and capital expenditures in the first three months of 2006. The Company expects that the business will continue to consume cash for the remainder of 2006, however the amount of cash consumed is expected to diminish. In 2006, the Company expects its costs will continue to exceed revenue and it will continue to consume cash primarily due to interest payments and capital expenditures. The Company expects Adjusted OIBDA to improve in 2006 primarily as a result of the WilTel and Progress Telecom acquisitions, the proposed ICG Communications and TelCove acquisitions and the growth in Core Communications Services revenue. Interest payments are expected to increase to approximately $565 million in 2006, based on debt levels at the time of this filing. Capital expenditures for 2006 are expected to range from $320 million to $360 million and will consist of $100 million to $125 million of base capital expenditures (capital required to keep the network operating efficiently and product development), approximately $30 million of capital expenditures for the integration of WilTel, $10 million associated with the expected integration of ICG Communications and $20 million for a dark fiber based expansion in Europe. The majority of the Company’s ongoing capital expenditures are expected to be success-based, which are tied to incremental revenue. In total, the Company expects that cash required for operating activities and capital expenditures, excluding the results of TelCove, will range from $190 million to $200 million, excluding fluctuations in working capital. The Company does not have any significant principal amounts due on its outstanding debt until 2008.

Level 3 has approximately $992 million of cash, cash equivalents and marketable securities on hand at March 31, 2006 and was able to raise an additional $300 million of cash through the issuance of additional debt in April 2006. In addition, $122 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or to fund certain reclamation liabilities. Based on information available at this time, management of the Company believes that the Company’s current liquidity and anticipated future cash flows from operations will be sufficient to fund its business. However, if the Company has the opportunity, at acceptable terms, to improve its liquidity, refinance its debt, or fund acquisitions, the Company may elect to secure additional capital in the future.

The Company issued $150 million of Floating Rate Senior Notes due in 2011 and $250 million of 12.25% Senior Notes due in 2013 in March 2006 to institutional investors. In April 2006, the Company issued an additional $300 million of 12.25% Senior Notes due in 2013 to institutional investors. The proceeds from these offerings were used to fund the WilTel and Progress Telecom acquisitions as well as to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets. In 2005, the Company completed the sale of the (i)Structure business to Infocrossing for approximately $85 million in cash and Infocrossing common stock.

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

On January 13, 2006, the Company completed private exchange offers to exchange a portion of its outstanding 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 (together the “2008 Notes”) that were held by eligible holders in a private placement for cash and new 11.5% Senior Notes due 2010. The Company issued $692 million aggregate principal amount of 11.5% Senior Notes as well as paid $46 million of cash consideration in exchange for the 2008 Notes tendered in the transactions. The Company also paid approximately $13 million in cash for total accrued interest on the 2008 Notes that had been accepted for exchange to the closing date and $5 million in transaction costs.

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of WilTel, Progress Telecom and the proposed ICG Communications and TelCove transactions described below. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in 2006.

On December 23, 2005, the Company completed the acquisition of WilTel Communications Group, LLC from Leucadia National Corporation and its subsidiaries. The consideration paid consisted of approximately $363 million in cash (including $27 million of post-closing working capital and other adjustments which reduced the total purchase price), plus $100 million in cash to reflect Leucadia’s having complied with its obligation to leave that amount of cash in WilTel, and 115 million newly issued shares, with a fair value of approximately $313 million, of Level 3 common stock. The Company also incurred costs of approximately $7 million related to the transaction.

On March 20, 2006, Level 3 completed the acquisition of Progress Telecom LLC. Under the terms of the agreement, Level 3 issued approximately 19.7 million unregistered shares, valued at approximately $66 million, and $69 million in cash. The Company also incurred approximately $1 million of costs attributable to the transaction. The cash purchase price is subject to post-closing adjustments based on actual working capital as of the closing date.

On April 14, 2006 the Company signed a definitive agreement to acquire all of the stock of ICG Communications, Inc., a privately held Colorado-based telecommunications company. Under terms of the agreement, Level 3 will pay total consideration of $163 million, consisting of $127 million in unregistered shares of Level 3 common stock and $36 million in cash. The number of shares to be delivered will be determined immediately prior to closing.

ICG Communications primarily provides transport, IP and voice services to wireline and wireless carriers, Internet service providers and enterprise customers. ICG Communications’ network has over 2,000 metro and regional fiber miles in Colorado and Ohio, includes approximately 500 points of presence and serves more than 1,600 customers.

On April 30, 2006 the Company signed a definitive agreement to acquire all of the stock of TelCove, Inc., a privately held Pennsylvania-based telecommunications company. Under terms of the agreement, Level 3 will pay total consideration of $1.238 billion, consisting of $637 million in shares of Level 3 common stock, $445 million in cash and $156 million in the assumption of debt.

TelCove is a leading facilities-based provider of metropolitan and regional communications services including transport, Internet access and voice services. TelCove’s network has over 22,000 local and long haul route miles serving 70 markets across the eastern United States, with approximately 4,000 buildings on net.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of March 31, 2006, the Company had borrowed a total of $880 million under a Senior Secured Term Loan and Floating Rate Senior Notes due 2011. Amounts drawn on these debt instruments bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at March 31, 2006, was approximately 11.75%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 12.75%) would increase annual interest expense of the Company by approximately $8.8 million. At March 31, 2006, the Company had $5.56 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 9.13%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.

The Company’s business plan includes operating a telecommunications network and information services business in Europe. As of March 31, 2006, the Company had invested significant amounts of capital in the region for its communications business. In two separate debt issuances, the Company issued a total of €800 million (€154 million outstanding at March 31, 2006) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of March 31, 2006, the Company held enough foreign denominated currency to fund its current working capital obligations and remaining interest payments on its Euro denominated debt. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations.

The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. As a result of its acquisition of WilTel in the fourth quarter of 2005 and Progress Telecom in the first quarter of 2006, Level 3 has expanded its internal controls over financial reporting to include consolidation of the WilTel and Progress Telecom results of operations and financial condition as well as acquisition related accounting and disclosures. There were no other changes in Level 3’s internal controls over financial reporting that have occurred during the first quarter 2006 that have materially affected or are reasonably likely to materially affect, Level 3’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has provided an update to legal proceedings involving the Company in Note 13 of the consolidated financial statements contained in Part I, Item 1 of this Form 10-Q. This disclosure is hereby incorporated by reference.

Item 1A    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not materially changed other than as set forth below.

We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits

If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of March 31, 2006, we had an aggregate of approximately $6.441 billion of long-term debt on a consolidated basis, excluding discount and fair value adjustments and including current maturities, and approximately $546 million of stockholders’ deficit. Additionally, in April of 2006, we issued an incremental $300 million of long-term debt. Our ability to make interest and principal payments on our debt and borrow additional funds on favorable terms depends on the future performance of the business. If we do not have enough cash flow in the future to make interest or principal payments on our debt, we may be required to refinance all or a part of our debt or to raise additional capital. We cannot assure that we will be able to refinance our debt or raise additional capital on acceptable terms.

Software Spectrum is exposed to the risks of a global market

Software Spectrum has U.S., European and Asian-Pacific operation centers as well as sales offices in Australia, Belgium, Canada, France, Germany, Hong Kong, Italy, the Netherlands, Singapore, Spain, Sweden, the United Kingdom and the United States. In those regions in which it does not have a physical presence, such as Japan, China, India and Latin America, Software Spectrum serves its customers through strategic relationships. Software Spectrum also will continue to evaluate opportunities to open new international sales offices or enter into strategic relationships to serve international customers. Software Spectrum’s future growth and success depend on its continued growth and success in international markets.

In addition, until a payment history is established over time with customers in a new region, the likelihood of collecting receivables generated by such operations, on a timely basis or at all, could be less than Software Spectrum’s expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. Furthermore, changes in policies and/or laws of the United States or foreign governments resulting in, among other things, higher taxation, currency conversion limitations or the expropriation of private enterprises could reduce the anticipated benefits of Software Spectrum’s international operations. Any actions by countries in which Software Spectrum conducts business to reverse policies that encourage foreign trade could adversely affect its business.

During 2006, Software Spectrum has commenced expansion efforts to serve customers in certain new emerging markets principally in Eastern Europe and Asia. Many of these emerging markets have greater levels of economic and political risk than the markets historically served by Software Spectrum.

Software Spectrum is investing significant resources in expanding its medium size customer segment on a global basis

Software Spectrum continues to increase its marketing and sales efforts aimed at the medium size customer segment in North America and Western Europe. Software Spectrum defines a medium size customer as having between 500 and 2,500 information workers. Software Spectrum’s future growth and success depend on its continued growth and success in penetrating the medium size customer segment.

Item 6.           Exhibits

(a)                      Exhibits filed as part of this report are listed below.

12                        Statements of Computation of Ratios

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: May 10, 2006	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller and Principal Accounting Officer