Form 10-Q/A
period 2005-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2006-05-25
CIK 794323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

      (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended March 31, 2005

                           or

         [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period __________to__________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of each class of the issuer's common stock, as of May 3, 2005:

                        Common Stock: 694,333,093 shares

                                Explanatory Note

This Amendment No. 1 to Level 3 Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 10, 2005 (the "Form 10-Q") is being filed solely to provide corrected certifications pursuant to Exchange Act Rule 13a-14(a) by inserting the statutory reference to internal control over financial reporting that was inadvertently omitted from the introductory sentence of paragraph 4 of the certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-Q.

There have been no changes from the original Form 10-Q other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LEVEL 3 COMMUNICATIONS, INC.


Dated: May 25, 2006                     /s/ Eric J. Mortensen
                                        Eric J. Mortensen
                                        Senior Vice President, Controller
                                        and Principal Accounting Officer