Form 10-Q/A
period 2005-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2006-05-25
CIK 794323

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

The number of shares outstanding of each class of the issuer's common stock, as of August 1, 2005:

                        Common Stock: 698,376,902 shares

                                Explanatory Note

This Amendment No. 1 to Level 3 Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 (the "Form 10-Q") is being filed solely to provide corrected certifications pursuant to Exchange Act Rule 13a-14(a) by inserting the statutory reference to internal control over financial reporting that was inadvertently omitted from the introductory sentence of paragraph 4 of the certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-Q.

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