Form 10-Q/A
period 2006-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2006-05-25
CIK 794323

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

Large accelerated filer [x]   Accelerated filer [ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No [X]

The number of shares outstanding of each class of the issuer's common stock, as of May 1, 2006:

                        Common Stock: 846,844,245 shares

                                Explanatory Note

This Amendment No. 1 to Level 3 Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 10, 2006 (the "Form 10-Q") is being filed solely to provide corrected certifications pursuant to Exchange Act Rule 13a-14(a) by inserting the statutory reference to internal control over financial reporting that was inadvertently omitted from the introductory sentence of paragraph 4 of the certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-Q.

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