Form 10-Q
period 2006-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2006-08-09
CIK 794323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of an “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each class of the issuer’s common stock, as of August 3, 2006:

Common Stock: 1,172,885,573 shares

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
Signatures
Certifications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2006	2005	2006	2005
Revenue:
Communications	$819	$371	$1,623	$881
Information services	695	504	1,140	970
Coal mining	16	19	34	36
Total revenue	1,530	894	2,797	1,887

Costs and Expenses:
Communications	385	110	781	226
Information services	627	457	1,032	886
Coal mining	14	9	30	22
Total cost of revenue	1,026	576	1,843	1,134

Depreciation and amortization	167	164	357	333
Selling, general and administrative	326	215	639	439
Restructuring and impairment charges	7	4	12	19
Total costs and expenses	1,526	959	2,851	1,925

Operating Income (Loss)	4	(65)	(54)	(38)

Other Income (Expense):
Interest income	16	10	25	14
Interest expense	(170)	(139)	(320)	(253)
Other, net	(48)	9	(17)	15
Total other income (expense)	(202)	(120)	(312)	(224)

Loss from Continuing Operations Before Income Tax	(198)	(185)	(366)	(262)
Income Tax Expense	(3)	(3)	(3)	(3)
Loss from Continuing Operations	(201)	(188)	(369)	(265)

Loss from Discontinued Operations	—	—	—	—
Net Loss	$(201)	$(188)	$(369)	$(265)

Basic and Diluted Earnings (Loss) per Share:
Loss from Continuing Operations	$(0.23)	$(0.27)	$(0.43)	$(0.38)
Loss from Discontinued Operations	—	—	—	—
Net Loss	$(0.23)	$(0.27)	$(0.43)	$(0.38)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(dollars in millions, except share amounts)	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$1,658	$452
Marketable securities	507	176
Restricted cash and securities	35	34
Receivables, less allowances of $26 and $23, respectively	868	823
Other	184	185
Total Current Assets	3,252	1,670

Property, Plant and Equipment, net	5,537	5,638
Marketable Securities	—	234
Restricted Cash and Securities	90	75
Goodwill and Other Intangibles, net	728	533
Other Assets, net	144	127
Total Assets	$9,751	$8,277

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$834	$787
Current portion of long-term debt	462	—
Accrued payroll and employee benefits	82	96
Accrued interest	153	102
Deferred revenue	220	266
Other	168	172
Total Current Liabilities	1,919	1,423

Long-Term Debt, less current portion	6,558	6,023
Deferred Revenue	746	748
Other Liabilities	561	559

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.01 par value authorized 10,000,000 shares: no shares outstanding	—	—
Common Stock, $.01 par value, authorized 2,250,000,000 shares: 1,000,173,489 outstanding in 2006 and 817,767,818 outstanding in 2005	10	8
Additional paid-in capital	8,545	7,759
Accumulated other comprehensive loss	(24)	(51)
Accumulated deficit	(8,564)	(8,192)
Total Stockholders’ Deficit	(33)	(476)
Total Liabilities and Stockholders’ Deficit	$9,751	$8,277

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(dollars in millions)	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(369)	$(265)
(Income) Loss from discontinued operations	—	—
Loss from continuing operations	(369)	(265)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	357	333
Gain on sale of property, plant and equipment and other assets	(4)	(3)
Non-cash compensation expense attributable to stock awards	36	20
Deferred revenue	(54)	(169)
Loss on extinguishment of debt, net	28	—
Non-cash impairment expenses	7	4
Amortization of debt issuance costs	7	8
Accreted interest on long-term debt discount	20	23
Accrued interest on long-term debt	52	35
Changes in working capital items net of amounts acquired:
Receivables	(15)	(12)
Other current assets	11	8
Payables	35	(14)
Other current liabilities	(37)	(25)
Other	(1)	(15)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	73	(72)

Cash Flows from Investing Activities:
Capital expenditures	(134)	(143)
Proceeds from sales and maturities of marketable securities	5	150
Purchases of marketable securities	(98)	(648)
Decrease (increase) in restricted cash and securities, net	(12)	1
Proceeds from sale of property, plant and equipment, and other assets	2	4
Investments and acquisitions	(82)	(10)
Net Cash Used in Investing Activities	(319)	(646)

(continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

(unaudited)

	Six Months Ended
	June 30,
(dollars in millions)	2006	2005
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$1,007	$877
Refinancing costs and payments on long-term debt, including current portion (net of restricted cash)	(104)	(130)
Equity offering	543	—
Net Cash Provided by Financing Activities	1,446	747

Discontinued Operations (Revised):
Net Cash Used in Discontinued Operating Activities	—	(5)
Net Cash Used in Investing Activities	—	(3)
Net Cash Used in Financing Activities	—	—
Net Cash Used in Discontinued Operations	—	(8)

Effect of Exchange Rates on Cash and Cash Equivalents	6	(16)

Net Change in Cash and Cash Equivalents	1,206	5

Cash and Cash Equivalents at Beginning of Period	452	443

Cash and Cash Equivalents at End of Period	$1,658	$448

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$241	$187
Income Taxes Paid	2	1
Noncash Investing and Financing Activities
Common stock issued for acquisitions	$197	$—
Amendment and restatement of $730 million credit facility	730	—
Long-term debt issued in exchange transaction	619	—
Long-term debt retired in exchange transaction	692	—
Use of restricted securities to repay long-term debt	—	13

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2006

(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated
(dollars in millions)	Stock	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2005	$8	$7,759	$(51)	$(8,192)	$(476)
Adjustment for EITF No. 04-6				(3)	(3)
Adjusted balance at December 31, 2005	8	7,759	(51)	(8,195)	(479)

Common Stock:
Issuances, net of offering costs	2	541			543
Stock plan grants		28			28
Shareworks plan		12			12
401(k) plan		8			8
Acquisitions		197			197

Net Loss				(369)	(369)

Other Comprehensive Income			27		27

Balances at June 30, 2006	$10	$8,545	$(24)	$(8,564)	$(33)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2006	2005	2006	2005
Net Loss	$(201)	$(188)	$(369)	$(265)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation income (losses)	23	(35)	30	(64)
Unrealized holding gains (losses) on marketable equity securities and other arising during period	(4)	(1)	(2)	(1)
Reclassification adjustments for (income) losses included in net loss	(1)	(2)	(1)	2

Other Comprehensive Income (Loss) Before Tax	18	(38)	27	(63)

Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—	—

Other Comprehensive Income (Loss), Net of Taxes	18	(38)	27	(63)

Comprehensive Loss	$(183)	$(226)	$(342)	$(328)

SUPPLEMENTARY STOCKHOLDERS’ DEFICIT INFORMATION

(unaudited)

	Net Foreign
	Currency
	Translation
(dollars in millions)	Adjustment	Other	Total
Accumulated other comprehensive income (loss):

Balance at December 31, 2005	$(19)	$(32)	$(51)
Change	30	(3)	27
Balance at June 30, 2006	$11	$(35)	$(24)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the “Company” or “Level 3”) in which it has control. The Company is engaged in enterprises primarily related to communications, information services, and coal mining.  Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis.  All significant intercompany accounts and transactions have been eliminated.

The Company completed its acquisition of Progress Telecom, LLC (“Progress Telecom”) on March 20, 2006, and its acquisition of ICG Communications, Inc. (“ICG Communications”) on May 31, 2006.  The Progress Telecom and ICG Communications results of operations, cash flows and financial position are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2).

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

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results expected for the full year.

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

Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF No. 04-6”) establishes appropriate accounting for stripping costs incurred during the production phase and is effective for fiscal years beginning after December 15, 2005.  EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF No. 04-6 further defines inventory produced as mineral that has been extracted.  As a result, stripping costs related to exposed, but not extracted mineral must be expensed as incurred rather than deferred until the mineral is extracted.  The Company’s coal mining business had previously deferred stripping costs and amortized these costs over the period in which the underlying coal was mined.  The Company’s adoption of EITF No. 04-6 required it to adjust by $3 million beginning retained earnings (accumulated deficit) for the amount of prepaid stripping costs previously deferred as of January 1, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN  No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.  Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the effect that the application of FIN No. 48 will have on its consolidated results of operations and financial condition, but given its current net operating losses and operating loss carryforwards, does not expect a significant effect on its results of operations or financial condition as a result of adopting FIN No. 48.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006.  The Company currently records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations.  The Company does not expect that the effect of adopting EITF No. 06-3 will be significant to its reported revenue, operating income and net earnings or loss, but is currently evaluating the effect.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

In 2006, the Company embarked on a strategy to expand its presence in metropolitan markets.  The strategy will allow the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic.  The expansion into new metro markets should also provide additional opportunities to sell services to bandwidth intensive businesses on the Company’s national and international networks.  In order to expedite the expansion of its metro business, Level 3 acquired ICG Communications, Progress Telecom, TelCove, Inc. (“TelCove”) and Looking Glass Networks Holding Co., Inc. (“Looking Glass”) in 2006.

ICG Communications

On May 31, 2006, Level 3 acquired all of the stock of ICG Communications Inc., a privately held Colorado-based telecommunications company, from MCCC ICG Holdings, LLC excluding certain assets and liabilities.  Under the terms of the purchase agreement dated April 14, 2006, Level 3 purchased ICG Communications for an aggregate consideration consisting of approximately 26 million shares of Level 3 common stock, valued at $131 million, and approximately $45 million in cash.  The Company also incurred costs of less than $1 million related to the transaction. Working capital and other contractual matters resulted in the payment of additional consideration of approximately $1 million in the third quarter of 2006. The cash consideration at closing was increased from the previously disclosed amount of $36 million to reflect an improvement in ICG Communications’ working capital.

Level 3 entered into certain transactions with ICG Communications prior to the acquisition of ICG Communications by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue.  As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the ICG Communications transaction by $1 million, the amount of the unamortized deferred revenue balance on May 31, 2006.

ICG Communications primarily provides transport, IP and voice services to wireline and wireless carriers, Internet service providers and enterprise customers. ICG Communications’ network has more than 2,000 metro and regional fiber miles in Colorado and Ohio and includes approximately 500 points of presence. ICG Communications serves more than 1,600 customers.

Progress Telecom

On March 20, 2006, Level 3 completed its acquisition of all of the membership interests of Progress Telecom from PT Holding Company LLC (“PT Holding”) excluding certain specified assets and liabilities of Progress Telecom.  Progress Telecom was owned by PT Holding which is jointly owned by Progress Energy, Inc. and Odyssey Telecorp, Inc.  Under the terms of the purchase agreement dated January 25, 2006, Level 3 purchased Progress Telecom for an aggregate purchase price consisting of approximately $69 million in cash and approximately 20 million shares of Level 3 common stock, valued at $66 million.  The purchase price was subsequently reduced by $2 million for working capital and other contractual matters.  The Company received payment of the $2 million adjustment in July 2006.  The Company also incurred costs of approximately $1 million related to the transaction.

Level 3 entered into certain transactions with Progress Telecom prior to the acquisition of Progress Telecom by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue.  As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the Progress Telecom transaction by $4 million, the amount of the unamortized deferred revenue balance on March 20, 2006.

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

WilTel

On December 23, 2005, the Company acquired WilTel from Leucadia National Corporation and its subsidiaries (together “Leucadia”).  The consideration paid consisted of approximately $390 million in cash, plus $100 million in cash to reflect Leucadia’s having complied with its obligation to leave that amount of cash in WilTel, and 115 million shares of newly issued Level 3 common stock (“Shares”), valued at $313 million.  The Company also incurred approximately $7 million of costs related to this transaction.  The cash purchase price was subject to post-closing adjustments based on actual working capital and other contractual items as of the closing date.  In March, 2006, Leucadia and Level 3 agreed that the purchase price for WilTel should decrease by approximately $27 million as a result of working capital and other contractual post-closing adjustments. Level 3 received payment of the $27 million adjustment in April 2006.

The preliminary valuation indicated that the fair value of the WilTel assets acquired exceeded the total of the purchase price paid and the liabilities assumed in the transaction.  As a result, the excess value was applied against the fair value of the property, plant and equipment obtained in the transaction.  The $27 million post-closing adjustment resulted in an additional decrease in property, plant and equipment in the first quarter of 2006.

In accordance with the terms of a registration rights agreement between Level 3 and Leucadia dated December 23, 2005, Level 3 filed a registration statement covering the Shares, which became effective on December 27, 2005.  During the first quarter of 2006, Leucadia sold all of the Shares under the registration statement.

Pro Forma Financial Information

The following is unaudited pro forma financial information of the Company assuming the WilTel, Progress Telecom and ICG Communications transactions occurred at the beginning of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2006	2005	2006	2005

Revenue	$1,543	$1,354	$2,843	$2,802
Loss from Continuing Operations	$(196)	$(151)	$(355)	$(201)
Income from Discontinued Operations	$—	$—	$—	$—
Net Loss	$(196)	$(151)	$(355)	$(201)
Net Loss per Share	$(0.22)	$(0.18)	$(0.40)	$(0.24)

The fair value of the assets acquired and the liabilities assumed in the ICG Communications and Progress Telecom transactions are based upon preliminary valuations and are subject to change based on post-closing purchase price adjustments and changes to the integration plans of the combined business.  The fair value of assets acquired and liabilities assumed in the WilTel transaction is based upon a preliminary valuation as of the acquisition date after reflecting other contractual purchase price adjustments and is subject to change due to integration plans.  The Company will continue to evaluate assets acquired and liabilities assumed based on the valuation analysis and integration efforts for the WilTel, Progress Telecom and ICG Communications transactions.  The estimated fair value of assets acquired and liabilities assumed for the ICG Communications, Progress Telecom and WilTel transactions are as follows.

	ICG	Progress
(dollars in millions)	Communications	Telecom	WilTel
Assets:
Cash and cash equivalents	$6	$—	$128
Accounts receivable	7	3	257
Other current assets	2	2	20
Property, plant and equipment, net	10	77	629
Goodwill	118	30	—
Identifiable intangible assets	49	36	152
Other assets	4	—	26
Total Assets	196	148	1,212

Liabilities:
Accounts payable	6	1	204
Accrued payroll	2	1	29
Other current liabilities	6	5	67
Current portion of capital leases	—	1	—
Capital leases	2	8	—
Deferred revenue — ICG/Progress/WilTel	2	2	41
Deferred revenue - Level 3	(1)	(4)	(2)
Other liabilities	3	—	90
Total Liabilities	20	14	429
Purchase Price	$176	$134	$783

TelCove Acquisition

On July 24, 2006, Level 3 completed the acquisition of TelCove, a privately held Pennsylvania-based telecommunications company. Under terms of the agreement, Level 3 paid $446 million in cash and issued approximately 150 million shares of Level 3 common stock.  In addition, Level 3 repaid $132 million of TelCove debt and acquired $13 million in capital leases in the transaction.  Also, the Company paid third party costs of approximately $15 million related to the transaction, which included certain costs incurred by TelCove.

TelCove is a leading facilities-based provider of metropolitan and regional communications services including transport, Internet access and voice services. TelCove’s network has more than 22,000 local and long haul route miles serving 70 markets across the eastern United States with approximately 4,000 buildings on net.

Looking Glass Acquisition

On August 2, 2006, Level 3 completed the acquisition of Looking Glass, a privately held Illinois-based telecommunications company.

The consideration paid by Level 3 consisted of approximately $9 million in cash and approximately 21 million shares of Level 3 common stock.  In addition, at the closing, Level 3 repaid approximately $67 million of Looking Glass liabilities.  The transaction purchase price is not subject to any post-closing adjustments.

Concurrently with the closing, Level 3 entered into a registration rights agreement with respect to the shares of Level 3 common stock issued to the security holders of Looking Glass in the transaction.  Pursuant to the registration rights agreement, Level 3 filed a registration statement on August 8, 2006, that covers the shares of Level 3 common stock issued to the Looking Glass security holders in the transaction.  The registration statement became effective automatically upon filing, allowing Looking Glass security holders to sell the shares of Level 3 common stock they receive without any limitations.

Looking Glass provides data transport services including SONET/SDH, Wavelength and Ethernet as well as dark fiber and carrier-neutral collocation. Looking Glass’ network includes approximately 2,000 route miles serving 14 major metro markets, with lit fiber connectivity to approximately 215 buildings. Looking Glass also has dark fiber connectivity to approximately 250 additional buildings.

3.  Discontinued Operations

On November 30, 2005, Level 3 sold (i)Structure to Infocrossing, Inc. for proceeds of $85 million, which consisted of $82 million in cash and $3 million of Infocrossing common stock. The cash purchase price is subject to post-closing adjustments based on actual working capital as of the closing date.  The Company and Infocrossing are in the process of completing the working capital adjustments.  Level 3 recognized a $49 million gain on the transaction in the fourth quarter of 2005.

The following is the summarized results of operations of the (i)Structure business for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30, 2005	June 30, 2005

Revenue	$16	$33
Costs and Expenses:
Cost of revenue	12	25
Depreciation and amortization	2	4
Selling, general and administrative	2	4
Total costs and expenses	16	33
Loss from Discontinued Operations	$—	$—

4.  Restructuring Charges

In 2006, the Company initiated workforce reductions that are expected to affect approximately 750 employees in its North American communications business related to the integration of WilTel, Progress Telecom and ICG Communications into Level 3’s operations.  The accounting treatment for the severance costs is dependent on whether those individuals affected are former employees of the acquired companies or Level 3 employees.  The estimated severance costs earned by former WilTel, Progress Telecom or ICG Communications employees as of the acquisition date are included as a liability in the balance sheet as of the acquisition date. The Company expects to incur approximately $23 million of severance and related costs for former WilTel, Progress Telecom and ICG Communications employees. As of June 30, 2006, the Company paid $15 million of severance and related costs for these employees. Severance costs attributable to Level 3 employees are recorded as a restructuring charge in the statement of operations once the employees are notified that their position will be eliminated and the severance arrangements are communicated to the employee.

As of June 30, 2006, the Company had notified or terminated approximately 624 employees (204 for Level 3 and 420 for acquired businesses) pursuant to these activities. The Company had recorded approximately $4 million in restructuring charges for affected Level 3 employees. As of June 30, 2006, the Company had remaining obligations of less than $1 million for those Level 3 employees terminated or notified.  The workforce reduction attributable to the WilTel, Progress Telecom and ICG Communications integration activities are expected to be substantially complete by the end of 2006.

In the first quarter of 2006, Software Spectrum, Inc. (“Software Spectrum”) announced a workforce reduction that will affect approximately 95 people in its North American business due to a strategic decision to enter into a business solutions partner arrangement for certain business processes such as credit and collections, accounts payable and other administrative and back-office positions.  These positions will be transitioned in phases through the end of 2006 in accordance with Software Spectrum’s implementation plan.  The Company will record the expenses attributable to the incentive stay bonus, the severance package and the outplacement fees for employees who are required to provide more than 60 days of additional service to be eligible to receive the stay bonus, placement services and severance over the incremental service period.  As of June 30, 2006, the Company had recognized $1 million of restructuring charges of which less than $1 million of the obligation associated with the business process outsourcing remained outstanding.

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

A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount (in millions)	Amount (in millions)
Balance December 31, 2004	—	$—	$19
2005 Charges	472	15	(1)
2005 Payments	(472)	(15)	(5)
Balance December 31, 2005	—	—	13
2006 Charges	299	5	—
2006 Payments	(206)	(4)	(2)
Balance June 30, 2006	93	$1	$11

Non-cash impairment charges were $4 million and $7 million for the three and six months ended June 30, 2006.  In the second quarter of 2006, Level 3 recognized $4 million of non-cash impairment charges primarily related to excess land of the communications business held for sale in Germany.  This charge resulted from the difference between the recorded carrying value and the estimated market value of the land.  In addition, the Company recognized $3 million of non-cash impairment charges in the first quarter of 2006 that resulted from the decision to terminate projects for certain voice services and certain information technology projects in the communications business.  These projects have identifiable costs which Level 3 can separately evaluate for impairment.  The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value.

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

5. Termination Revenue

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Termination revenue is reported in the same manner as the original service provided, and amounted to $3 million for both the three and six month periods ended June 30, 2006 and $2 million and $131 million during the three and six months ended June 30, 2005, respectively. The termination revenue in 2005 is primarily attributable to the following two transactions:

In February 2005, France Telecom Long Distance USA, LLC (“France Telecom”) and Level 3 finalized an agreement to terminate a dark fiber agreement signed in 2000. Under the terms of the agreement France Telecom returned the fiber to Level 3. Cash received for the fiber under the original agreement was deferred and was being amortized to revenue over the 20-year term of the agreement. Level 3 has no further service obligations with respect to the fiber and therefore recognized approximately $40 million of unamortized deferred revenue as non-cash termination revenue in the first quarter of 2005.

In March 2005, Level 3 entered into an agreement with 360networks (USA) Inc. (“360networks”) in which both parties agreed to terminate a 20 year Indefeasible Right of Use (“IRU”) agreement. Under the new agreement, 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement signed in 2000, the cash received by Level 3 was deferred and was being amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005.

6.  Loss Per Share

The Company had a loss from continuing operations for the three and six months ended June 30, 2006 and 2005.  Therefore, the dilutive effect of the approximately 480 million and 417 million shares issuable pursuant to convertible debt securities at June 30, 2006 and 2005, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.  In addition, the dilutive effect of the approximately 52 million and 59 million options, outperform stock options, restricted stock units and warrants outstanding at June 30, 2006 and 2005, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per share calculations for the three and six months ended June 30, 2006 and 2005 (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Loss from Continuing Operations	$(201)	$(188)	$(369)	$(265)
Loss from Discontinued Operations	—	—	—	—
Net Loss	$(201)	$(188)	$(369)	$(265)
Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Loss Per Share (in thousands)	881,155	695,533	851,700	692,888

Loss Per Share of Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.23)	$(0.27)	$(0.43)	$(0.38)
Loss from Discontinued Operations	—	—	—	—
Net Loss	$(0.23)	$(0.27)	$(0.43)	$(0.38)

7.     Receivables

Receivables at June 30, 2006 and December 31, 2005 were as follows (dollars in millions):

	Communications	Information Services	Coal	Total

June 30, 2006
Accounts Receivable — Trade:
Services and Software Sales	$388	$499	$7	$894
Allowance for Doubtful Accounts.	(19)	(7)	—	(26)
	$369	$492	$7	$868

December 31, 2005
Accounts Receivable — Trade:
Services and Software Sales	$400	$437	$9	$846
Allowance for Doubtful Accounts	(17)	(6)	—	(23)
	$383	$431	$9	$823

The Company recognized bad debt expense in selling, general and administrative expenses of less than $1 million and $1 million for the three and six months ended June 30, 2006, respectively, and less than $1 million and $1 million for the three and six months ended June 30, 2005, respectively.  Level 3 received proceeds for amounts previously deemed uncollectible of less than $1 million for each of the three and six months ended June 30, 2006, respectively, and less than $1 million for the three and six month periods ended June 30, 2005, respectively.  The Company increased accounts receivable and allowance for doubtful accounts by approximately $2 million for the six months ended June 30, 2006, primarily due to the customers acquired in the WilTel acquisition.  The Company decreased accounts receivable and allowance for doubtful accounts by approximately $2 million for the six month period ended June 30, 2005 for previously reserved amounts the Company deemed as uncollectible.

8.     Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $16 million and $26 million for the three and six months ended June 30, 2006, respectively.  Included in capitalized labor and related costs were less than $1 million and $1 million of capitalized non-cash compensation costs related to outperform stock options, restricted stock and warrants for the three and six months ended June 30, 2006, respectively.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $11 million and $23 million for the three and six months ended June 30, 2005, respectively.  Included in capitalized labor and related costs were less than $1 million and $1 million of capitalized non-cash compensation costs related to outperform stock options, restricted stock and warrants for the three and six months ended June 30, 2005, respectively.

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

In the second quarter of 2006, Level 3 recorded an $11 million decrease in property, plant and equipment and an $11 million increase in customer lists to reflect their estimated value based on a further review of the purchase price allocation for the Progress Telecom transaction.

During the second quarter of 2006, Level 3 determined that the period the Company expects to use its existing fiber is longer than the remaining useful life as originally estimated.  As a result, the Company extended the depreciable life of its existing fiber from 7 years to 12 years.  This change in estimate, effected as of April 1, 2006, was accounted for prospectively, in accordance with SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, and reduced depreciation expense by $18 million in the second quarter of 2006.  In addition, this change in estimate reduced net loss from continuing operations and net loss by $18 million, or approximately $0.02 cents per share.

Depreciation expense was $150 million and $318 million for the three and six months ended June 30, 2006, respectively. Depreciation expense was $147 million and $298 million for the three and six months ended June 30, 2005, respectively.

9.  Goodwill and Other Intangibles, net

Goodwill and Other Intangibles, net at June 30, 2006 and December 31, 2005 were as follows (dollars in millions):

	Goodwill	Other Intangibles
June 30, 2006
360networks	$—	$3
Sprint	—	11
ICG	—	—
Telverse	—	13
Genuity	—	18
WilTel	—	143
Progress Telecom	30	35
ICG Communications	118	49
Software Spectrum	194	44
McLeod	40	—
XCOM	30	—
	$412	$316

December 31, 2005
360networks	$—	$4
Sprint	—	16
ICG	—	4
Telverse	—	16
Genuity	—	30
WilTel	—	151
Software Spectrum	194	48
McLeod	40	—
XCOM	30	—
	$264	$269

The Company completed the acquisition of ICG Communications on May 31, 2006.  A preliminary valuation of the assets acquired indicated a value of $49 million for identifiable intangible assets with a life of 15 years.

On March 20, 2006, Level 3 completed the acquisition of Progress Telecom.  A preliminary valuation of the assets acquired resulted in a value of $25 million for customer-related intangible assets with an 8 year life.  In the second quarter of 2006, Level 3 adjusted the fair value of the customer-related intangible assets to $36 million and reduced the value of property, plant and equipment to $77 million based on an updated valuation of the assets acquired and liabilities assumed in the transaction.

The preliminary purchase price valuations for Progress Telecom and ICG Communications indicated that the purchase price exceeded the fair value of the assets acquired and liabilities assumed by $30 million and $118 million, respectively.

Goodwill is assessed at least annually for impairment in accordance with SFAS No. 142, beginning with the first anniversary of the acquisition and December 31 of each year thereafter.  As of June 30, 2006, the Company has not recorded impairment expenses for the goodwill or intangible assets identified in the previous table.

Amortization expense was $17 million and $39 million for the three and six months ended June 30, 2006, respectively.  Amortization expense was $17 million and $35 million for the three and six months ended June 30, 2005, respectively.

The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2006-$76 million; 2007-$50 million; 2008-$36 million; 2009-$32 million and 2010 and thereafter-$130 million.

10.  Long-Term Debt

At June 30, 2006 and December 31, 2005, long-term debt was as follows:

	June 30,	December 31,
(dollars in millions)	2006	2005

Senior Secured Term Loan (11.82% due 2011)	$730	$730
Senior Notes (9.125% due 2008)	398	954
Senior Notes (11.0% due 2008)	78	132
Senior Discount Notes (10.5% due 2008)	62	144
Senior Euro Notes (10.75% due 2008)	62	59
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Discount Notes (12.875% due 2010)	488	488
Senior Euro Notes (11.25% due 2010)	131	123
Senior Notes (11.25% due 2010)	96	96
Senior Notes (11.5% due 2010)	692	—
Fair value adjustment on Senior Notes	(65)	—
Senior Notes (10.75% due 2011)	500	500
Floating Rate Senior Notes (11.42% due 2011)	150	—
Issue discount on Floating Rate Senior Notes	(5)	—
Convertible Senior Notes (5.25% due 2011)	345	345
Convertible Senior Notes (10.0% due 2011)	880	880
Convertible Senior Notes (3.5% due 2012)	335	—
Senior Notes (12.25% due 2013)	550	—
Issue discount on Senior Notes	(2)	—
Convertible Senior Discount Notes (9.0% due 2013)	263	252
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514

CBRE Commercial Mortgage (6.86% due 2015)	70	70
Capital Leases	11	—
Other	1	—
	7,020	6,023
Less current portion.	(462)	—
	$6,558	$6,023

The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of June 30, 2006.

No interest expense or amortized debt issuance costs were capitalized to property, plant and equipment for the six months ended June 30, 2006 and June 30, 2005.

3.5% Convertible Senior Notes due 2012

On June 13, 2006 Level 3 Communications, Inc. received $326 million of net proceeds, after giving effect to offering expenses, from a public offering of $335 million aggregate principal amount of its 3.5% Convertible Senior Notes due 2012 (“3.5% Convertible Senior Notes”).  The 3.5% Convertible Senior Notes were priced at 100% of the principal amount.  The notes are senior unsecured obligations of the Company, ranking equal in right of payment with all the Company’s existing and future unsubordinated indebtedness.  The 3.5% Convertible Senior Notes will mature on June 15, 2012.  Interest on the notes will be payable on June 15 and December 15 of each year, beginning on December 15, 2006.

At any time before the close of business on June 15, 2012, the 3.5% Convertible Senior Notes are convertible by holders into shares of Level 3’s common stock at a conversion price of $5.46 per share (subject to adjustment in certain events). This is equivalent to a conversion rate of approximately 183.1502 shares of common stock per $1,000 principal amount of these notes.  Upon conversion, the Company will have the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock.  In addition, holders of the 3.5% Convertible Senior Notes will have the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount of the notes plus accrued interest.  In addition, if a holder elects to convert its notes in connection with certain changes in control, Level 3 could be required to pay a make whole premium by increasing the number of shares deliverable upon conversion of the notes.

On or after June 15, 2010, Level 3, at its option, may redeem for cash all or a portion of the notes.  The 3.5% Convertible Senior Notes are subject to redemption at the option of Level 3, in whole or in part, at any time or from time to time, on not more than 60 nor less than 30 days’ notice, on or after June 15, 2010, plus accrued and unpaid interest thereon (if any) to the redemption date, if redeemed during the twelve months beginning June 15, of the years indicated below:

Year	Redemption Price
2010	101.17%
2011	100.58%

Level 3 used a portion of the net proceeds from this offering and its common stock offering completed in the second quarter to redeem certain debt securities maturing in 2008.  The remaining proceeds will be used to potentially repurchase, redeem or refinance other existing indebtedness from time to time, for acquisitions and for general corporate purposes, including working capital and capital expenditures.

Floating Rate Senior Notes due 2011

On March 14, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. (“Level 3 Financing”), a wholly-owned subsidiary of the Company, as borrower, entered into an indenture with the Bank of New York, as trustee, and issued $150 million aggregate principal amount of floating rate senior notes due 2011 (“Floating Rate Senior Notes due 2011”) in a private offering.

The Floating Rate Senior Notes due 2011 rank equal in right of payment with all other senior unsecured obligations of Level 3 Financing and have an initial interest rate equal to the six month London Interbank Offered Rate (“LIBOR”), plus 6.375%, which will be reset semi-annually.  Interest on the notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006.  The interest rate was 11.42% at June 30, 2006 and was determined at the commencement of the interest period beginning on the issuance date.  The Floating Rate Senior Notes due 2011 were priced at 96.782% of par.  The discount is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the Floating Rate Senior Notes due 2011.

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

On March 14, 2006, Level 3, Level 3 Financing and the initial purchasers of the Floating Rate Senior Notes due 2011 entered into a registration rights agreement relating to the Floating Rate Senior Notes due 2011 pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission.  The Company’s exchange offer registration statement for those notes was declared effective by the Securities and Exchange Commission on August 8, 2006.

Debt issuance costs of $3 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2011.

12.25% Senior Notes due 2013

On March 14, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, as borrower, entered into an indenture with the Bank of New York, as trustee, and issued $250 million aggregate principal amount of 12.25% senior notes due 2013 (“12.25% Senior Notes due 2013”) in a private offering.

On April 6, 2006, the Company issued $300 million aggregate principal amount of 12.25% Senior Notes due 2013 in a private offering.  These notes together with the $250 million aggregate principal amount of 12.25% Senior Notes due 2013 issued on March 14, 2006 will be treated under the same indenture as a single series of notes.

The 12.25% Senior Notes due 2013 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing.  Level 3 has guaranteed the 12.25% Senior Notes due 2013.  The notes will mature on March 15, 2013.  Interest on the notes accrues at 12.25% per year and is payable on March 15 and September 15 of each year, beginning on September 15, 2006.  The $250 million of 12.25% Senior Notes due 2013 issued on March 14, 2006 were priced at 96.618% of par.  The $300 million of 12.25% Senior Notes due 2013 issued on April 6, 2006 were priced at 102% of par.  The resulting net discount of the two issuances of approximately $2 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the remaining term of the 12.25% Senior Notes due 2013.

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

On March 14, 2006, Level 3 Communications, Inc., Level 3 Financing and the initial purchasers of the 12.25% Senior Notes due 2013 entered into a registration rights agreement regarding the 12.25% Senior Notes due 2013 pursuant to which Level 3 Communications, Inc. and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission. The Company’s exchange offer registration statement for those notes was declared effective by the Securities and Exchange Commission on August 8, 2006.

Debt issuance costs of approximately $5 million were capitalized and are being amortized over the term of the 12.25% Senior Notes due 2013.

The debt represented by the 12.25% Senior Notes due 2013 together with the Floating Rate Notes due 2011 constitutes purchase money indebtedness under the indentures of Level 3, and the net proceeds from the offering were used to finance the cash purchase price of Level 3’s acquisition of WilTel and Progress Telecom, which were consummated on December 23, 2005 and March 20, 2006, respectively.  The remaining net proceeds will be used to fund the cost of construction, installation, acquisition, lease, development or improvement of communications assets.

Capitalized Leases

As part of the Progress Telecom transaction completed on March 20, 2006, the Company assumed certain capital lease obligations of Progress Telecom for IRU dark fiber facilities of $9 million.  The capital leases mature at various dates through 2021.

As part of the ICG Communications transaction on May 31, 2006, the Company assumed certain capital lease obligations of ICG Communications for IRU dark fiber facilities of $2 million.  The capital leases mature at various dates through 2018.

Debt Redemption

On June 13, 2006, Level 3 announced, and on July 13, 2006, Level 3 completed the redemption of all of its outstanding 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008.

The 9.125% Senior Notes due 2008 were redeemed at a redemption price equal to 100% of the principal amount of those notes plus accrued and unpaid interest.  The aggregate principal amount of 9.125% Senior Notes due 2008 that were redeemed was $398 million.  The 10.5% Senior Discount Notes due 2008 were redeemed at a redemption price equal to 101.75% of the principal amount at maturity of those notes plus accrued and unpaid interest.  The aggregate principal amount at maturity of 10.5% Senior Discount Notes due 2008 that were redeemed was $62 million.  The aggregate principal amounts of the notes were included in the current portion of long-term debt on the June 30, 2006 consolidated balance sheet.

Amendment and Restatement of Credit Facility

On June 27, 2006, Level 3 Financing amended and restated its existing $730 million senior secured credit facility to reduce the interest rate payable under the agreement by 400 basis points, modify the pre-payment provisions and make other specified changes.

The amendment of the credit facility was treated as an extinguishment of the existing debt instrument due to the significant change in lenders of the debt per EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”).  The fair value of the amended and restated credit facility approximated the carrying value of the original credit facility as the interest rate of the amended and restated credit facility approximated current market rates.  As part of the transaction, Level 3 paid a prepayment premium of approximately $42 million to existing debt holders.  The prepayment premium along with the unamortized deferred debt issuance costs of $13 million from the original offering, were recognized as a loss on the extinguishment of debt in the second quarter of 2006.  The Company also incurred $11 million of third party costs to complete this transaction.  These costs were reflected as deferred debt issuance costs and will be amortized to interest expense over the term of the debt.

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

The Company’s exchange offer registration statement for these notes was declared effective by the Securities and Exchange Commission on August 8, 2006.

Future Debt Maturities

The Company’s contractual obligations at June 30, 2006 related to debt, including capital leases and excluding issue discounts and fair value adjustments, will require estimated cash payments during each of the five succeeding years as follows: 2006-$462 million; 2007-$2 million; 2008-$142 million; 2009-$363 million and 2010-$2,362 million and thereafter-$3,761 million.

11.  Stock-Based Awards

Beginning January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.”  The adoption of SFAS No. 123R on January 1, 2006 did not have a significant effect on the Company’s financial position or results of operations as the Company adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in 1998.  SFAS No. 123R requires that estimated forfeitures be included in the amount of expense recognized for awards that are not fully vested.  The Company has historically recorded the effect of forfeitures of equity awards as they occur.  The effect of applying the change from the original provisions of SFAS No. 123 on the Company’s results of operations and basic and diluted earnings per share for the three and six months ended June 30, 2006 was not significant.

The Company recognized in the consolidated statement of operations a total of $21 million and $36 million of non-cash compensation for the three and six months ended June 30, 2006, respectively.  During the second quarter of 2006, the October 2005 and January 2006 grants were revalued using May 15, 2006 as the grant date, in accordance with SFAS No. 123R, and resulted in a $6 million increase in non-cash compensation expense.  As stated in the Company’s proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company’s Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company’s Board of Directors to amend and restate that plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008.  After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could exist as to the date of the expiration of the plan. To remove any ambiguity, the Board of Directors sought the approval of the Company’s stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010.  This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006.  In addition, the Company capitalized $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and six months ended June 30, 2006, respectively.

The Company recognized in the consolidated statement of operations a total of $10 million and $21 million of non-cash compensation for the three and six months ended June 30, 2005, respectively.  Included in discontinued operations is non-cash compensation expense of $1 million for the three and six months ended June 30, 2005.  In addition, the Company capitalized less than $1 million and $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and six months ended June 30, 2005, respectively.

SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash in flow if the tax benefits are expected to be realizable.  As the Company is currently in a net operating loss position, Level 3’s management does not expect to realize tax benefits from share-based compensation for the foreseeable future.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2006	2005	2006	2005

OSO	$13	$4	$17	$9
Restricted Stock	4	5	10	6
Shareworks Match Plan	—	(3)	—	(2)
401(k) Match Expense	5	4	9	8
401(k) Discretionary Grant Plan	—	—	1	1
	22	10	37	22
Capitalized Non-cash Compensation	(1)	—	(1)	(1)
	21	10	36	21
Discontinued Operations — (i)Structure	—	(1)	—	(1)
	$21	$9	$36	$20

Non-qualified Stock Options and Warrants

At June 30, 2006, there were approximately 14.6 million warrants outstanding ranging in exercise prices from $4.00 to $29.00.  As of June 30, 2006, all of the warrants previously granted were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations.  Of these warrants, all were exercisable at June 30, 2006, with a weighted average exercise price of $7.79 per warrant.

The Company has not granted NQSOs since 2000.  As of June 30, 2006, all NQSOs previously granted were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations.  At June 30, 2006, there were approximately 6 million NQSOs outstanding with exercise prices ranging from $1.76 to $8.00. The weighted average exercise price of the NQSOs outstanding was $5.71 at June 30, 2006.

Outperform Stock Option Plan

In April 1998, the Company adopted an outperform stock option (‘‘OSO’’) program that was designed so that the Company’s stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management’s and stockholders’ interests by basing stock option value on the Company’s ability to outperform the market in general, as measured by the Standard & Poor’s (‘‘S&P’’) 500 Index. Participants in the OSO program do not realize any value from awards unless the Company’s common stock price outperforms the S&P 500 Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500 Index (or less than the corresponding loss on the S&P Index for grants awarded before June 30, 2005), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company’s common stock outperforms the S&P 500 Index. To the extent that Level 3’s common stock outperforms the S&P 500 Index, the value of OSOs to a holder may exceed the value of nonqualified stock options.

The Company’s OSO program targets that no more than 25% of Level 3’s outperformance is delivered to employee-owners, and that the exercise of past and future OSO grants does not exceed shares reserved for issuance under the Company’s 1995 Stock Plan, as amended.  The method for determining the value of an individual OSO is described below:

The initial strike price, as determined on the day prior to the OSO grant date, is adjusted over time (the “Adjusted Strike Price”), until the exercise date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500 Index from the date of grant to the date of exercise.  The value of the OSO increases for increasing levels of outperformance.  OSO awards outstanding as of June 30, 2006 have a multiplier range from zero to four depending upon the performance of Level 3 common stock relative to the S&P 500 Index as shown in the following table.

If Level 3 Stock Outperforms the S&P 500 Index by:	Then the Pre-multiplier Gain Is Multiplied by a Success Multiplier of:

0% or Less	0.00

More than 0% but Less than 11%	Outperformance percentage multiplied by 4/11

11% or More	4.00

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

OSO awards are granted quarterly to eligible participants.  Awards outstanding at June 30, 2006 have a 4-year life and vest 50% at the end of the first year after the grant, with the remaining 50% vesting over the second year (12.5% per quarter).

The Company utilizes a modified Black-Scholes model to value outperform stock options granted to employees.  The Company believes that given the relative short life of the options and the other variables used in the model, the modified Black-Scholes model provides a reasonable estimate of the fair value of the OSOs at the time of grant.

The fair value under SFAS No. 123R for the approximately 2.0 million OSO awarded to participants during the six months ended June 30, 2006 was approximately $13 million using a modified Black-Scholes valuation model with the assumptions outlined in the table below.  The resulting theoretical value per option granted in 2006 is 153% of the stock price on the grant date as defined in SFAS No. 123R.  The theoretical value of options granted in 2005 was 116% of the stock price.  In accordance with SFAS No. 123R, the Company used an estimated forfeiture rate of 10.19% in determining expense recognition.  As of June 30, 2006, the Company had not reflected $23 million of unamortized compensation expense in its financial statements for previously granted OSOs.  The weighted average period over which this cost will be recognized is 1.5 years.

The fair value of each OSO grant equals the calculated theoretical value multiplied by the Level 3 common stock price on the grant date.  The modified Black-Scholes valuation model used the following assumptions during the six months ended June 30:

	2006	2005
S&P 500 Expected Dividend Yield Rate	1.78%	1.99%
Expected Life	3.4 years	2 years
S&P 500 Expected Volatility Rate	12%	13%
Level 3 Common Stock Expected Volatility Rate	55%	55%
Expected S&P 500 Correlation Factor	.28	.30
Calculated Theoretical Value	153%	116%

The expected life data was stratified based on levels of responsibility within the Company.  The theoretical value used in 2006 was determined using the weighted average exercise behavior for these groups of employees.  Upon adoption of SFAS No. 123R, the Company updated its calculation of the Expected Life.  Volatility assumptions were derived using historical data as well as current market data.

As part of a comprehensive review of its long-term compensation program, the Company temporarily suspended awards of OSOs in April 2005.  During the second quarter of 2005, the Company granted participants in the plan restricted stock units, as discussed below.

Beginning in the third quarter of 2005, the Company issued both restricted stock units and OSOs as part of its long-term compensation program.  In the third quarter of 2005, the Company made a grant for 2005 of restricted stock units that vest ratably over four years.  The Company plans to make quarterly OSO grants to employees that have similar terms as those OSOs granted in the first quarter of 2005.

A summary of OSO activity for the six months ended June 30, 2006 follows:

	Number	Weighted Average Initial Strike Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2006	14,245,976	$3.34
Options granted	3,968,887	4.08
Options exercised	(1,356,687)	3.14
Options forfeited	(599,967)	2.88
Options expired	(2,446,487)	3.39
Outstanding at June 30, 2006	13,811,722	$3.58	$43	2.60 years
Outstanding, exercisable (“vested”)	6,983,097	$3.82	$15	1.84 years

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSOs on the grant date and the intrinsic value represents the value of OSOs that have outperformed the S&P 500 Index as of June 30, 2006.

The total realized value of OSOs exercised for each of the three and six month periods ended June 30, 2006 was $6 million and $7 million, respectively.

Restricted Stock and Units

During the first six months of 2006, approximately 0.9 million shares of restricted stock or restricted stock units were granted to employees and non-employee members of the Board. The restricted stock units and shares were granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted units and stock granted in 2006 was $4 million as calculated using the fair value of the Level 3 common stock on the grant date.  As of June 30, 2006, the total compensation cost related to nonvested restricted stock or restricted stock units not yet recognized was $19 million, and the weighted average period over which this cost will be recognized is 2.5 years.

For the first six months of 2006, the changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	23,376,843	$2.06
Stock and units granted	888,054	4.03
Lapse of restrictions	(7,313,843)	2.08
Stock and units forfeited	(1,495,274)	2.13
Nonvested at June 30, 2006	15,455,780	$2.15

The Weighted Average Grant Date Fair Value of restricted stock and restricted stock units granted during the six months ended June 30, 2006 and 2005 were $4.03 and $1.99, respectively.  The total fair value of restricted stock and restricted stock units vested during the six month ended June 30, 2006 and 2005 was $15 million and $2 million, respectively.

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code.  Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $15,000 in 2006. The Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits for employees of the communications businesses.  Employees of Software Spectrum are eligible to receive matching contributions of $.50 for every dollar contributed up to 6% of eligible earnings or applicable regulatory limits.  The Company’s matching contributions are made with Level 3 common stock based on the closing stock price on each pay date.  Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested.  The Company’s matching contributions will vest ratably over the first three years of service.  The Company made matching contributions of $5 million and $9 million for the three and six months ended June 30, 2006, respectively, and $4 million and $8 million for the three and six months ended June 30, 2005, respectively, which were recorded as selling, general and administrative expenses.

The Company made a discretionary contribution to the 401(k) Plan in Level 3 common stock as of December 31, 2005, equal to three percent of eligible employees’ 2005 eligible earnings.  The deposit was made into the eligible employees’ 401(k) accounts during the first quarter of 2006.

Employees of WilTel Communications that participate in the WilTel 401(k) Plan receive an employer matching cash contribution of 100% of employee contributions up to 6% of eligible earnings or regulatory limits.  The matching cash contribution is invested in the same investment funds selected by participants for employee contributions.  The Company made matching cash contributions of $2 million and $4 million for the three and six months ended June 30, 2006.

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

Adjusted OIBDA, as defined by the Company, consists of operating income (loss) before (1) depreciation and amortization expense, (2) stock-based compensation expense included within selling, general and administrative expenses on the consolidated statements of operations and (3) any non-cash impairment costs included within restructuring and impairment expenses all as reported on the consolidated statements of operations.  The Company excludes stock-based compensation due to the recording of non-cash compensation expense under the provisions of SFAS No. 123R.  Adjusted OIBDA is an important part of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group to evaluate performance and allocate resources.  It is a commonly used indicator in the capital-intensive communications industry to analyze companies on the basis of operating performance over time. Adjusted OIBDA is not intended to represent net income or cash flow for the periods presented, is not calculated consistently with the commonly used metric “EBITDA”, and is not recognized under generally accepted accounting principles (“GAAP”), but is used by management to assess segment results and allocate resources.

The data presented in the following tables includes information for the three and six months ended June 30, 2006 and 2005 for all statement of operations and cash flow information presented, and as of June 30, 2006 and December 31, 2005 for all balance sheet information presented.  Information related to acquired businesses is included from their respective acquisition dates.  Revenue and the related expenses are attributed to countries based on where services are provided.  Information for the prior periods has been revised due to discontinued operations (See Note 3).

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2006 presentation.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Three Months ended June 30, 2006
Revenue:
North America	$774	$431	$16	$—	$1,221
Europe	45	236	—	—	281
Other	—	28	—	—	28
	$819	$695	$16	$—	$1,530
Adjusted OIBDA:
North America	$162	$19	$2	$(2)
Europe	8	6	—	—
Other	—	1	—	—
	$170	$26	$2	$(2)
Net Capital Expenditures:
North America	$62	$2	$1	$—	$65
Europe	10	—	—	—	10
Other	—	—	—	—	—
	$72	$2	$1	$—	$75
Depreciation and Amortization:
North America	$144	$3	$1	$—	$148
Europe	19	—	—	—	19
Other	—	—	—	—	—
	$163	$3	$1	$—	$167

Six Months ended June 30, 2006
Revenue:
North America	$1,536	$716	$34	$—	$2,286
Europe	87	379	—	—	466
Other	—	45	—	—	45
	$1,623	$1,140	$34	$—	$2,797
Adjusted OIBDA:
North America	$293	$22	$3	$(3)
Europe	24	6	—	—
Other	—	1	—	—
	$317	$29	$3	$(3)
Net Capital Expenditures:
North America	$112	$3	$1	$—	$116
Europe	18	—	—	—	18
Other	—	—	—	—	—
	$130	$3	$1	$—	$134
Depreciation and Amortization:
North America	$310	$6	$2	$—	$318
Europe	39	—	—	—	39
Other	—	—	—	—	—
	$349	$6	$2	$—	$357

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Three Months ended June 30, 2005
Revenue:
North America	$334	$304	$19	$—	$657
Europe	37	180	—	—	217
Other	—	20	—	—	20
	$371	$504	$19	$—	$894
Adjusted OIBDA:
North America	$83	$7	$7	$5
Europe	5	4	—	—
Other	—	1	—	—
	$88	$12	$7	$5
Net Capital Expenditures:
North America	$72	$2	$1	$—	$75
Europe	8	—	—	—	8
Other	—	—	—	—	—
	$80	$2	$1	$—	$83
Depreciation and Amortization:
North America	$139	$2	$1	$—	$142
Europe	22	—	—	—	22
Other	—	—	—	—	—
	$161	$2	$1	$—	$164

Six Months ended June 30, 2005
Revenue:
North America	$809	$590	$36	$—	$1,435
Europe	72	346	—	—	418
Other	—	34	—	—	34
	$881	$970	$36	$—	$1,887
Adjusted OIBDA:
North America	$286	$9	$10	$3
Europe	3	7	—	—
Other	—	1	—	—
	$289	$17	$10	$3
Net Capital Expenditures:
North America	$123	$3	$1	$—	$127
Europe	16	—	—	—	16
Other	—	—	—	—	—
	$139	$3	$1	$—	$143
Depreciation and Amortization:
North America	$283	$5	$2	$—	$290
Europe	43	—	—	—	43
Other	—	—	—	—	—
	$326	$5	$2	$—	$333

Communications Revenue and Adjusted OIBDA include termination revenue of $3 million in each of the three and six months periods ended June 30, 2006, respectively, and $2 million and $131 million for the three and six months ended June 30, 2005, respectively.

(dollars in millions)	Communications	Information Services	Coal Mining	Other	Total

Identifiable Assets
June 30, 2006
North America	$5,906	$589	$99	$2,129	$8,723
Europe	748	210	—	41	999
Other	—	26	—	3	29
	$6,654	$825	$99	$2,173	$9,751
December 31, 2005
North America	$5,782	$584	$90	$857	$7,313
Europe	716	190	—	34	940
Other	—	20	—	4	24
	$6,498	$794	$90	$895	$8,277

Long-Lived Assets (excluding Goodwill)
June 30, 2006
North America	$5,222	$69	$87	$—	$5,378
Europe	707	1	—	—	708
Other	—	1	—	—	1
	$5,929	$71	$87	$—	$6,087
December 31, 2005
North America	$5,502	$68	$75	$—	$5,645
Europe	696	1	—	—	697
Other	—	1	—	—	1
	$6,198	$70	$75	$—	$6,343

Goodwill
June 30, 2006
North America	$218	$194	$—	$—	$412
Europe	—	—	—	—	—
	$218	$194	$—	$—	$412
December 31, 2005
North America	$70	$194	$—	$—	$264
Europe	—	—	—	—	—
	$70	$194	$—	$—	$264

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

	Services
(dollars in millions)	Core	Other	SBC Contract Services	Total

Communications Revenue

Three Months Ended June 30, 2006
North America	$377	$119	$278	$774
Europe	44	1	—	45
Other	—	—	—	—
	$421	$120	$278	$819

Six Months Ended June 30, 2006
North America	$725	$241	$570	$1,536
Europe	85	2	—	87
Other	—	—	—	—
	$810	$243	$570	$1,623

Three Months Ended June 30, 2005
North America	$158	$176	$—	$334
Europe	35	2	—	37
Other	—	—	—	—
	$193	$178	$—	$371

Six Months Ended June 30, 2005
North America	$439	$370	$—	$809
Europe	69	3	—	72
Other	—	—	—	—
	$508	$373	$—	$881

Core includes termination revenue of $1 million for both the three and six months ended June 30, 2006, respectively, and $2 million and $131 million for the three and six months ended June 30, 2005, respectively.

The majority of North American revenue consists of services delivered within the United States.  The majority of European revenue consists of services delivered within the United Kingdom but also includes France and Germany.  Transoceanic revenue is allocated to Europe.

The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the three and six months ended June 30, 2006 and 2005:

(dollars in millions)	Communications	Information Services	Coal Mining	Other

Three Months Ended June 30, 2006

Net Income (Loss)	$(224)	$23	$1	$(1)
Income Tax Expense	—	2	—	1
Total Other (Income) Expense	207	(3)	—	(2)
Operating Income (Loss)	(17)	22	1	(2)
Depreciation and Amortization Expense	163	3	1	—
Non-Cash Compensation Expense	20	1	—	—
Non-Cash Impairment Charge	4	—	—	—
Adjusted OIBDA	$170	$26	$2	$(2)

Six Months Ended June 30, 2006

Net Income (Loss)	$(390)	$21	$1	$(1)
Income Tax Expense	(1)	3	—	1
Total Other (Income) Expense	318	(3)	—	(3)
Operating Income (Loss)	(73)	21	1	(3)
Depreciation and Amortization Expense	349	6	2	—
Non-Cash Compensation Expense	34	2	—	—
Non-Cash Impairment Charge	7	—	—	—
Adjusted OIBDA	$317	$29	$3	$(3)

Three Months Ended June 30, 2005

Net Income (Loss)	$(205)	$8	$5	$4
Income from Discontinued Operations	—	—	—	—
Income Tax Expense	—	1	1	1
Total Other (Income) Expense	119	1	—	—
Operating Income (Loss)	(86)	10	6	5
Depreciation and Amortization Expense	161	2	1	—
Non-Cash Compensation Expense	9	—	—	—
Non-Cash Impairment Charge	4	—	—	—
Adjusted OIBDA	$88	$12	$7	$5

Six Months Ended June 30, 2005

Net Income (Loss)	$(284)	$9	$7	$3
Income from Discontinued Operations	—	—	—	—
Income Tax Expense	—	1	1	1
Total Other (Income) Expense	224	1	—	(1)
Operating Income (Loss)	(60)	11	8	3
Depreciation and Amortization Expense	326	5	2	—
Non-Cash Compensation Expense	19	1	—	—
Non-Cash Impairment Charge	4	—	—	—
Adjusted OIBDA	$289	$17	$10	$3

13. Other Matters

On June 13, 2006, Level 3 completed the sale of 125 million shares of its common stock at $4.55 per share, par value $0.01 per share, in an underwritten public offering.  Level 3 received proceeds of $543 million net of $26 million in transaction costs.  Level 3 used a portion of the net proceeds from this transaction and its offering of 3.5% Convertible Senior Notes  completed in the second quarter to redeem certain debt securities maturing in 2008.  The remaining proceeds will be used to potentially repurchase, redeem or refinance other existing indebtedness from time to time, for acquisitions and for general corporate purposes, including working capital and capital expenditures.

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

The Company and its subsidiaries are parties to many other legal proceedings.  Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could effect future cash flows.

It is customary in Level 3’s industries to use various financial instruments in the normal course of business.  These instruments include items such as letters of credit.  Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions.  As of

June 30, 2006, Level 3 had outstanding letters of credit of approximately $37 million which are collateralized by cash that is reflected on the consolidated balance sheet as restricted cash and securities.

14. Condensed Consolidating Financial Information

In October 2003, Level 3 Financing, Inc., a wholly-owned subsidiary of Level 3 Communications, Inc., issued $500 million 10.75% Senior Notes due 2011. These notes are unsecured obligations of Level 3 Financing, however, they are jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC (a wholly-owned subsidiary).  The 10.75% Senior Notes were registered with the Securities and Exchange Commission in 2005.

In March 2006, Level 3 Financing issued $150 million Floating Rate Senior Notes due 2011 and $250 million 12.25% Senior Notes due 2013.  In addition, on April 6, 2006, Level 3 Financing issued an additional $300 million of 12.25% Senior Notes due 2013.  These notes are unsecured obligations of Level 3 Financing, however, they are fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc.

In conjunction with the registration of the 10.75% Senior Notes, Floating Rate Senior Notes due 2011 and 12.25% Senior Notes due 2013 the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2006 and 2005 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly-owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2006
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$323	$1,270	$(63)	$1,530
Costs and Expenses:
Cost of Revenue	—	—	139	948	(61)	1,026
Depreciation and Amortization	—	—	83	84	—	167
Selling, General and Administrative	2	—	198	128	(2)	326
Restructuring and Impairment Charges	—	—	3	4	—	7
Total Costs and Expenses	2	—	423	1,164	(63)	1,526
Operating Income (Loss)	(2)	—	(100)	106	—	4

Other Income (Loss), net:
Interest Income	5	—	10	1	—	16
Interest Expense	(111)	(58)	—	(1)	—	(170)
Interest Income (Expense) Affiliates, net	218	166	(389)	5	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(311)	(365)	59	—	617	—
Other Income (Expense)	—	(54)	2	4	—	(48)
Other Income (Loss)	(199)	(311)	(318)	9	617	(202)
Income (Loss) from Operations Before Income Taxes	(201)	(311)	(418)	115	617	(198)

Income Tax (Expense) Benefit	—	—	—	(3)	—	(3)
Net Income (Loss)	$(201)	$(311)	$(418)	$112	$617	$(201)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2006
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$643	$2,263	$(109)	$2,797
Costs and Expenses:
Cost of Revenue	—	—	271	1,676	(104)	1,843
Depreciation and Amortization	—	—	192	165	—	357
Selling, General and Administrative	2	—	384	258	(5)	639
Restructuring and Impairment Charges	—	—	7	5	—	12
Total Costs and Expenses	2	—	854	2,104	(109)	2,851
Operating Income (Loss)	(2)	—	(211)	159	—	(54)

Other Income (Loss), net:
Interest Income	9	—	13	3	—	25
Interest Expense	(222)	(95)	—	(3)	—	(320)
Interest Income (Expense) Affiliates, net	427	324	(767)	16	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(609)	(784)	101	—	1,292	—
Other Income (Expense)	28	(54)	2	7	—	(17)
Other Income (Loss)	(367)	(609)	(651)	23	1,292	(312)
Income (Loss) from Operations Before Income Taxes	(369)	(609)	(862)	182	1,292	(366)

Income Tax (Expense) Benefit	—	—	—	(3)	—	(3)
Net Income (Loss)	$(369)	$(609)	$(862)	$179	$1,292	$(369)

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2005
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$336	$599	$(41)	$894
Costs and Expenses:
Cost of Revenue	—	—	141	473	(38)	576
Depreciation and Amortization	—	—	108	56	—	164
Selling, General and Administrative	2	—	158	58	(3)	215
Restructuring and Impairment Charges	—	—	4	—	—	4
Total Costs and Expenses	2	—	411	587	(41)	959
Operating Income (Loss)	(2)	—	(75)	12	—	(65)

Other Income (Loss), net:
Interest Income	6	—	2	2	—	10
Interest Expense	(102)	(32)	(1)	(4)	—	(139)
Interest Income (Expense) Affiliates, net	201	127	(328)	—	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(292)	(387)	(1)	—	680	—
Other Income (Expense)	1	—	7	1	—	9
Other Income (Loss)	(186)	(292)	(321)	(1)	680	(120)
Income (Loss) from Continuing Operations Before Income Taxes	(188)	(292)	(396)	11	680	(185)

Income Tax Expense	—	—	—	(3)	—	(3)
Income (Loss) from Continuing Operations	(188)	(292)	(396)	8	680	(188)
Income from Discontinued Operations	—	—	—	—	—	—
Net Income (Loss)	$(188)	$(292)	$(396)	$8	$680	$(188)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2005
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$813	$1,154	$(80)	$1,887
Costs and Expenses:
Cost of Revenue	—	—	286	921	(73)	1,134
Depreciation and Amortization	—	—	226	107	—	333
Selling, General and Administrative	4	—	319	123	(7)	439
Restructuring and Impairment Charges	—	—	15	4	—	19
Total Costs and Expenses	4	—	846	1,155	(80)	1,925
Operating Loss	(4)	—	(33)	(1)	—	(38)

Other Income (Loss), net:
Interest Income	6	—	5	3	—	14
Interest Expense	(183)	(64)	(1)	(5)	—	(253)
Interest Income (Expense) Affiliates, net	401	255	(661)	5	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(487)	(678)	(2)	—	1,167	—
Other Income (Expense)	2	—	9	4	—	15
Other Income (Loss)	(261)	(487)	(650)	7	1,167	(224)
Income (Loss) from Continuing Operations Before Income Taxes	(265)	(487)	(683)	6	1,167	(262)

Income Tax (Expense) Benefit	—	—	—	(3)	—	(3)
Income (Loss) from Continuing Operations	(265)	(487)	(683)	3	1,167	(265)
Income (Loss) from Discontinued Operations	—	—	—	—	—	—
Net Income (Loss)	$(265)	$(487)	$(683)	$3	$1,167	$(265)

Condensed Consolidating Balance Sheets as of June 30, 2006 and December 31, 2005 follow:

Condensed Consolidating Balance Sheets
June 30, 2006
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$18	$16	$1,481	$143	$—	$1,658
Marketable securities	408	—	98	1	—	507
Restricted cash and securities	—	3	21	11	—	35
Accounts receivable, net	—	—	77	791	—	868
Due from (to) affiliates	11,223	5,492	(17,146)	431	—	—
Other	22	6	37	119	—	184
Total Current Assets	11,671	5,517	(15,432)	1,496	—	3,252
Property, Plant and Equipment, net	—	—	3,324	2,213	—	5,537
Marketable Securities	—	—	—	—	—	—
Restricted Cash and Securities	2	—	—	88	—	90
Goodwill and Intangibles, net	—	—	62	666	—	728
Investment in Subsidiaries	(6,593)	(10,167)	1,189	—	15,571	—
Other Assets, net	65	27	14	38	—	144
Total Assets	$5,145	$(4,623)	$(10,843)	$4,501	$15,571	$9,751

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2	$2	$119	$711	$—	$834
Current portion of long-term debt	460	—	—	2	—	462
Accrued payroll and employee benefits	—	—	42	40	—	82
Accrued interest	110	43	—	—	—	153
Deferred revenue	—	—	109	111	—	220
Other	1	1	50	116	—	168
Total Current Liabilities	573	46	320	980	—	1,919
Long-Term Debt, less current portion	4,554	1,923	—	81	—	6,558
Deferred Revenue	—	—	626	120	—	746
Other Liabilities	51	1	197	312	—	561
Stockholders’ Equity (Deficit)	(33)	(6,593)	(11,986)	3,008	15,571	(33)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,145	$(4,623)	$(10,843)	$4,501	$15,571	$9,751

Condensed Consolidating Balance Sheets
December 31, 2005
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$37	$8	$275	$132	$—	$452
Marketable securities	173	3	—	—	—	176
Restricted cash and securities	—	3	20	11	—	34
Accounts receivable, net	—	—	84	739	—	823
Due from (to) affiliates	10,117	4,613	(14,853)	123	—	—
Other	16	4	29	136	—	185
Total Current Assets	10,343	4,631	(14,445)	1,141	—	1,670
Property, Plant and Equipment, net	—	—	3,409	2,229	—	5,638
Marketable Securities	234	—	—	—	—	234
Restricted Cash and Securities	16	—	—	59	—	75
Goodwill and Intangibles, net	—	—	85	448	—	533
Investment in Subsidiaries	(6,251)	(9,651)	802	—	15,100	—
Other Assets, net	44	21	14	48	—	127
Total Assets	$4,386	$(4,999)	$(10,135)	$3,925	$15,100	$8,277

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$141	$645	$—	$787
Current portion of long-term debt	—	—	—	—	—	—
Accrued payroll and employee benefits	—	—	46	50	—	96
Accrued interest	83	18	—	1	—	102
Deferred revenue	—	—	138	128	—	266
Other	1	2	50	119	—	172
Total Current Liabilities	84	21	375	943	—	1,423
Long-Term Debt, less current portion	4,722	1,230	—	71	—	6,023
Deferred Revenue	—	—	633	115	—	748
Other Liabilities	56	1	196	306	—	559
Stockholders’ Equity (Deficit)	(476)	(6,251)	(11,339)	2,490	15,100	(476)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,386	$(4,999)	$(10,135)	$3,925	$15,100	$8,277

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2006 and 2005 follow:

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2006
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(171)	$(69)	$(18)	$331	$—	$73

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	5	—	—	—	5
Purchases of marketable securities	—	—	(98)	—	—	(98)
Increase in restricted cash and securities	—	—	—	(12)	—	(12)
Capital expenditures	—	—	(68)	(66)	—	(134)
Investments and acquisition	—	—	(88)	6	—	(82)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	—	—	2
Net Cash Provided by (Used in) Investing Activities	—	5	(252)	(72)	—	(319)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	326	681	—	—	—	1,007
Refinancing costs and payments on long-term debt, including current portion	(51)	(53)	—	—	—	(104)
Equity offering	543	—	—	—	—	543
Increase (decrease) in due from affiliates, net	(666)	(556)	1,468	(246)	—	—
Net Cash Provided by (Used in) Financing Activities	152	72	1,468	(246)	—	1,446

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	8	(2)	—	6
Net Change in Cash and Cash Equivalents	(19)	8	1,206	11	—	1,206

Cash and Cash Equivalents at Beginning of Period	37	8	275	132	—	452
Cash and Cash Equivalents at End of Period	$18	$16	$1,481	$143	$—	$1,658

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2005
(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(118)	$(62)	$56	$52	$—	$(72)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	150	—	—	150
Purchases of marketable securities	(648)	—	—	—	—	(648)
Decrease (increase) in restricted cash and securities	—	3	(2)	—	—	1
Capital expenditures	—	—	(70)	(73)	—	(143)
Investments and acquisitions	(10)	—	—	—	—	(10)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	2	—	4
Net Cash Provided by (Used in) Investing Activities	(658)	3	80	(71)	—	(646)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	877	—	—	—	—	877
Payments on long-term debt, including current portion (net of restricted cash)	—	—	(25)	(105)	—	(130)
Increase (decrease) due from affiliates, net	8	54	(171)	109	—	—
Net Cash Provided by (Used in) Financing Activities	885	54	(196)	4	—	747

Net Cash Used in Discontinued Operations	—	—	—	(8)	—	(8)

Effect of Exchange Rates on Cash and Cash Equivalents	(1)	—	(10)	(5)	—	(16)
Net Change in Cash and Cash Equivalents	108	(5)	(70)	(28)	—	5

Cash and Cash Equivalents at Beginning of Period	3	17	245	178	—	443
Cash and Cash Equivalents at End of Period	$111	$12	$175	$150	$—	$448

15. Subsequent Events

2008 Debt Redemption

On July 13, 2006, Level 3 redeemed all of its outstanding 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008.  Aggregate principal, call premium and accrued interest totaled $470 million.

The 9.125% Senior Notes due 2008 were redeemed at a redemption price equal to 100% of the principle amount of those notes plus accrued and unpaid interest.  The aggregate principal amount of 9.125% Senior Notes due 2008 that were redeemed was $398 million.  The 10.5% Senior Discount Notes due 2008 were redeemed at a redemption price equal to 101.75% of the principal amount at maturity of those notes plus accrued and unpaid interest.  The aggregate principal amount at maturity of 10.5% Senior Discount Notes due 2008 that were redeemed was $62 million.

Software Spectrum

On July 20, 2006, Level 3 signed a definitive agreement to sell it wholly owned subsidiary Software Spectrum, Inc. to Insight Enterprises, Inc., a leading provider of information technology products and services.  Under the terms of the agreement, Level 3 will receive consideration of $287 million in cash.  The purchase price is subject to customary working capital and certain other post-closing adjustments.  The sale is subject to regulatory approval as well as certain other closing conditions and is expected to close in the third quarter of 2006.  The Company expects to reflect Software Spectrum’s results of operations and financial position as discontinued operations beginning in the third quarter of 2006.

The following is the summarized results of operations of the Software Spectrum business for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2006	2005	2006	2005

Revenues	$695	$504	$1,140	$970
Costs and Expenses:
Cost of revenue	627	457	1,032	886
Depreciation and amortization	3	2	6	5
Selling, general and administrative	43	35	81	68
Total costs and expenses	673	494	1,119	959
Income from operations	22	10	21	11
Total Other Income (Expense)	3	(1)	3	(1)
Income Tax Benefit (Expense)	(2)	(1)	(3)	(1)
Net Earnings	$23	$8	$21	$9

The following is summarized balance sheet information for Software Spectrum as of June 30, 2006 and December 31, 2005 (dollars in millions):

(dollars in millions)	June 30, 2006	December 31, 2005

Assets
Current Assets:
Receivables	$492	$431
Other	65	93
Total Current Assets	557	524

Property, Plant and Equipment, net	8	6
Goodwill and Other Intangibles, net	238	242
Other Assets, net	19	16
Total Assets	822	788

Liabilities:
Current Liabilities:
Accounts payable	459	420
Accrued payroll and employee benefits	17	17
Deferred revenue	43	67
Other	41	35
Total Current Liabilities	560	539

Deferred Revenue	10	11
Other Liabilities	16	12

Net Assets	$236	$226

TelCove Acquisition

On July 24, 2006, Level 3 acquired all of the stock of TelCove, Inc., a privately held Pennsylvania-based telecommunications company. Under terms of the agreement, Level 3 paid $446 million in cash and issued approximately 150 million in shares of Level 3 common stock.  In addition, Level 3 repaid $132 million of debt and acquired $13 million in capital leases in the transaction.  Also, the Company paid third party costs of approximately $15 million related to the transaction, which included certain costs incurred by TelCove.

TelCove is a leading facilities-based provider of metropolitan and regional communications services including transport, Internet access and voice services. TelCove’s network has over 22,000 local and long haul route miles serving 70 markets across the eastern United States, with approximately 4,000 buildings on net.

Looking Glass Acquisition

On August 2, 2006, Level 3 completed the acquisition of Looking Glass Networks Holding Co., Inc., a privately held Illinois-based telecommunications company.

The aggregate consideration paid by Level 3 consisted of approximately $9 million in cash and approximately 21 million shares of Level 3 common stock.  In addition, at the closing, Level 3 repaid approximately $67 million of Looking Glass liabilities.

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

The Company separates its communication services into three separate categories: 1) Core Communications Services, 2) Other Communications Services, and 3) SBC Contract Services.  Each category of revenue is in a different phase of the service life cycle, requiring different levels of investment and focus and providing different contributions to the Company’s Adjusted OIBDA.  Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business.  At the same time, the Company believes it must continue to manage effectively the positive cash flows from its SBC Contract Services and its Other Communications Services including the Company’s mature managed modem business and its related reciprocal compensation.  The Core Communications Services group includes transport and infrastructure, IP and data services, voice and Vyvx video and advertising distribution services.  The Other Communications Services group includes managed modem and related reciprocal compensation and legacy managed IP service business.  In 2005, Other Communications Services included DSL aggregation services which are no longer provided.  The SBC Contract Services product group includes all the revenues related to the SBC Master Services Agreement contract, which was obtained in the December 23, 2005 acquisition of WilTel.

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

The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company’s core communications services. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The Company, however, continues to experience lower revenue growth due to price compression for its IP and data services.  These declines were partially offset by a 68% increase in IP and data traffic for the second quarter of 2006 compared to the second quarter of 2005.  Current high levels of available capacity and the numerous companies competing in this market have resulted in a very competitive pricing environment.

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

The Company has developed voice services that target large and existing markets.  The Company believes that the efficiencies of Level 3’s IP and optical-based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks.  The Company is moving to develop both its capability to market and sell in the voice market and develop the internal systems and processes necessary to support the new services being launched.  The revenue potential for voice services is large; however, the revenues and margins are expected to continue to decline over time as a result of the new low cost IP and optical-based technologies.  In addition, the market for voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

Vyvx provides audio and video programming for its customers over the Company’s fiber-optic network and via satellite. It uses the Company’s fiber-optic network to carry many live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event.  For live events where the location is not known in advance, such as breaking news stories in remote locations, Vyvx provides an integrated satellite and fiber-optic network-based service to transmit the content to its customers. Most of Vyvx’s customers for these services contract for the service on an event-by-event basis; however, Vyvx has some customers who have purchased a dedicated point-to-point service which enables these customers to transmit programming at any time.

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

The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures.  Additionally, America Online, a primary customer of the Company’s dial-up services, recently announced a strategic change in its approach to its dial-up internet access business that may accelerate the loss of its dial-up subscribers.  While this event is not expected to affect managed modem revenue attributable to America Online meaningfully in 2006, it could have the effect of accelerating the decline in these revenues in 2007 and beyond.  As a result, the Company expects to see continuing declines in managed modem revenue in the future.  The Company recognized approximately $77 million and $156 million of managed modem revenue in the first three and six months of 2006, respectively, an approximate 25% decline from the same periods in 2005.  These declines may be mitigated in the short term by an increase in market share and mid to longer term by growth in IP-based services offered by the Company that address the market shift to higher speed broadband services. Level 3 believes that the low cost structure of its network will enable it to aggressively compete for new business in the IP-based market.

Level 3 receives compensation from other carriers when it terminates traffic originating on those carriers’ networks.  This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC.   The Company earns the majority of its reciprocal compensation revenue from providing managed modem services.

Legacy managed IP services primarily include low speed services which utilize ATM technology, as well as VPN and managed security services.  The Company’s legacy Internet access business consists primarily of a business that was acquired in the Genuity transaction in 2003.  The Company has elected not to pursue additional customers and to limit the capital invested in this component of its business.

The SBC Master Services Agreement was an agreement between SBC Services Inc. and WilTel and was acquired in the WilTel transaction in December 2005.  Recently, SBC Services Inc. became a subsidiary of AT&T Inc., (together “SBC”).  WilTel and SBC amended their agreement in June 2005 to run through 2009. The remaining gross margin commitment under the agreement as of June 30, 2006 was approximately $165 million for the period through the end of 2007, and $75 million from January 2008 through the end of 2009.  Only purchases of on-net services count toward satisfaction of this purchase commitment. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost. Additionally, the SBC Master Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. If Level 3 meets the performance criteria, it is eligible to earn $25 million in 2006 and $25 million in 2007. As of June 30, 2006, Level 3 has recognized $5 million attributable to the performance criteria.

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

The Company completed the initial planned deployment of the next generation of optical transport technology in its North American and European networks in the fourth quarter of 2005 and early in the first quarter of 2006, respectively.  The Company has decided to deploy the technology for additional routes in North America and Europe and completed the deployments on these routes in 2006.  The Company began an upgrade of its IP backbone technology in the third quarter of 2005.  Level 3 believes that this deployment of new equipment to the existing network equipment will allow the Company to optimize the amount of traffic it carries over the network and lower the cost of providing services.

In order to expand its service offerings in Europe, the Company expects to invest $20 million for a dark fiber based expansion in nine European markets in 2006.  The dark fiber is expected to replace or supplement existing wavelength capacity.

The communications industry continues to consolidate.  Level 3 has participated in this process with the acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass.  Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in 2006.

The successful integration of these businesses into Level 3 is important to the success of Level 3.  The Company must quickly identify synergies, integrate the networks and support organizations, while maintaining the service quality levels expected by customers.

Level 3 has embarked on a strategy to expand its current metro presence.  The strategy will allow the Company to terminate traffic over its owned metro facilities rather than paying third parties to terminate the traffic.  Level 3’s ability to provide high-speed bandwidth directly to customer facilities is expected to be a competitive advantage as local exchange companies often do not provide this service.  The Company intends to offer the traditional set of services in these markets and concentrate its sales efforts on the bandwidth intensive businesses.  The expansion into new metro markets should also provide additional opportunities to sell services on the Company’s national and international networks.  This new metro strategy includes the acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass.

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

In addition to the operational metrics mentioned above, the Company is also focusing on improving its liquidity, financial condition, and extending the maturity dates of certain debt and lowering the effective interest rate on its outstanding debt over the long term.  In January 2006, the Company completed the exchange of several tranches of its debt maturing in 2008 for a new tranche of debt maturing in 2010.  The Company was able to extend the maturity date of approximately $692 million of debt due in 2008 to March 2010.

In March 2006, Level 3 issued $150 million of Floating Rate Senior Notes due in 2011 and $250 million of 12.25% Senior Notes due in 2013.  In April 2006, the Company issued an additional $300 million of the 12.25% Senior Notes due in 2013. The proceeds from these offerings were used to fund the cash portion of the WilTel and Progress Telecom acquisitions as well as fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.

In June 2006, Level 3 issued $335 million in an underwritten public offering of 3.5% Convertible Senior Notes due 2012.  The Company also completed the underwritten public offering of 125 million shares of its common stock for which it received $543 million in net proceeds.  Level 3 used a portion of these proceeds to redeem selected series of its debt securities maturing in 2008.  On July 13, 2006, Level 3 redeemed all of its 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for total consideration of $461 million, excluding accrued interest.  The remaining proceeds will be used to potentially repurchase, redeem or refinance other existing indebtedness from time to time, for acquisitions and for general corporate purposes, including working capital and capital expenditures.

On June 27, 2006, the Company amended and restated its existing $730 million senior secured credit facility to reduce the interest rate payable under the agreement by 400 basis points, modify the prepayment provisions and make other specified changes.  The Company paid approximately $42 million to existing debt holders and $11 million to third parties in transaction costs to complete the transaction.

The Company will continue to look for opportunities to improve its financial position in 2006 and focus its resources on growing revenue and managing costs for the communications business.

Information Services

On November 30, 2005, the Company sold its wholly-owned subsidiary, (i)Structure, LLC, which provided computer outsourcing services primarily to small and medium-sized businesses.  The Company also announced on July 20, 2006, that it had agreed to sell its remaining subsidiary in its information services business, Software Spectrum, Inc. (“Software Spectrum”).  Software Spectrum’s results of operations and financial position are consolidated with the Company’s operations as of and for the periods ending June 30, 2006.  Level 3 expects to reflect Software Spectrum as discontinued operations beginning in the third quarter of 2006.

Software Spectrum is a global reseller of business software, primarily to large and medium sized businesses.  Software Spectrum recognizes revenue at the time the product is shipped or in accordance with the terms of the licensing contracts. Sales under certain licensing programs permit Software Spectrum to recognize only a service fee paid by the software publisher as revenue. Software Spectrum has experienced an increase in sales under this form of licensing program and management expects further adoption of agency licensing programs in the future.  The Company’s ability to resell software is influenced by the general economic environment, specifically in North America and Western Europe, as well as the level of IT spending for business software by large and medium-sized companies.

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

In 2005, Microsoft notified Software Spectrum of changes to Microsoft’s sales agency program which became effective for customer contracts entered into after July 1, 2006. All contracts completed prior to July 1, 2006, were grandfathered under the existing sales agency program. Under the revised program for agency type sales, the number of performance metrics against which Software Spectrum is measured and the standard of performance on those metrics increased. Based on an evaluation of Microsoft’s program changes, Software Spectrum expects that the amount of agency fees it earns from Microsoft will be reduced over the three-year period in which it is implemented.  Due, in part, to the grandfathering of existing sales agency program sales, however, Software Spectrum anticipates that the program changes will not have a significant effect on Software Spectrum’s results of operation or financial position in 2006.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN  No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.  Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the effect that the application of FIN No. 48 will have on its consolidated results of operations and financial condition, but given its current net operating losses and operating loss carryforwards, does not expect a significant effect on its results of operations or financial condition as a result of adopting FIN No. 48.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006.  The Company currently records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations.  The Company does not expect that the effect of adopting EITF No. 06-3 will be significant to its reported revenue, operating income and net earnings or loss, but is currently evaluating the effect.

Results of Operations 2006 vs. 2005

Revenue for the periods ended June 30, is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Communications	$819	$371	$1,623	$881
Information Services	695	504	1,140	970
Coal Mining	16	19	34	36
	$1,530	$894	$2,797	$1,887

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2006	2005	2006	2005

Core Communications Services:
Transport and Infrastructure	$217	$123	$415	$371
Wholesale IP and Data	67	45	131	86
Voice	107	25	205	51
Vyvx	30	—	59	—
	421	193	810	508

Other Communication Services :
Managed Modem	77	103	156	210
Reciprocal Compensation	28	29	54	57
Managed IP	15	22	33	45
DSL Aggregation	—	24	—	61
	120	178	243	373

SBC Contract Services.	278	—	570	—

Total Communications Revenue	$819	$371	$1,623	$881

The Company’s Core Communications Services increased 118% in the second quarter of 2006 compared to the second quarter of 2005. The acquisitions of WilTel, Progress Telecom and ICG Communications and growth in the Company’s existing products contributed to the increase.  For the three months ended June 30, 2006, Progress Telecom and ICG Communications reported revenue of $15 million and $6 million, respectively.  During the first half of 2006, the Company integrated a significant portion of WilTel into the business.  As a result separate revenue information for former WilTel customers is no longer available.  The Company continues to see demand for complex nationwide solutions and colocation capacity in large markets within its transport and infrastructure business.

Wholesale IP and data services revenue increased for the three months ended June 30, 2006, primarily due to the customers obtained in the WilTel transaction.  Wholesale IP and data revenue also increased due to traffic growth in North America from new and existing customers that exceeded the rate of price compression. Traffic growth was mitigated by a customer’s migration of traffic to its own network which was acquired via a merger with another carrier. Improved market acceptance of the Company’s IP-VPN service and the continued growth of previously awarded contracts also contributed to the increase in wholesale IP and data revenue.

Level 3’s voice revenue increased for the three months ended June 30, 2006 compared to the same period in 2005 primarily due to the operations acquired in the WilTel transaction, particularly domestic and international voice termination services, and growth in Level 3’s existing wholesale and VoIP-related services.  In addition, 2006 revenue attributable to the Company’s existing local inbound service increased by approximately $3 million or 167% from 2005 levels.

The Vyvx business was acquired on December 23, 2005 as part of the WilTel transaction.  Revenue of $30 million is included in the results of operations for the three months ended June 30, 2006.

Managed modem revenue declined in 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers.  This change resulted in a decline in the demand for managed modem ports.  America Online, the Company’s largest managed modem customer, reduced the number of ports it purchased from Level 3 by approximately 30% during 2005.  Managed modem revenue also declined in 2006 as a result of certain contracts being renewed or renegotiated at prices lower than were in effect in 2005.

The Company expects, excluding the effects of future acquisitions and increases in market share, managed modem related revenue to continue to decline in the future, primarily due to an increase in the number of subscribers migrating to broadband services and to potential pricing concessions as contracts are renewed.

The Company’s primary DSL aggregation customer began to migrate its DSL subscribers to its own network beginning in the first quarter of 2005.  The customer completed the migration of its subscribers in the third quarter of 2005.  The Company’s other DSL contracts expired in 2005 and were not renewed.  The Company did not recognize DSL revenue in 2006 and does not expect to recognize DSL aggregation revenue in the foreseeable future.

Reciprocal compensation revenue declined slightly in the second quarter of 2006 versus the second quarter of 2005 primarily due to the signing of interconnection agreements with other carriers in 2005 that resulted in the Company receiving a lower rate per minute for terminating traffic. The majority of the Company’s interconnection agreements provide rate structures through 2006.  The Company earns the majority of its reciprocal compensation revenue from managed modem services.

Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation.  Level 3 continues to negotiate new interconnection agreements with its local carriers.  To the extent that the Company is unable to sign new interconnection agreements, signs new agreements containing lower rates, there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

The Company’s legacy Managed IP business consists primarily of a business that was acquired in the Genuity transaction in 2003.  The Company has not invested in this service and is not actively looking for new customers.  The decline in revenue is attributable to the disconnection of service by existing customers.  The Company expects this trend to continue throughout 2006.

The SBC Master Services Agreement was obtained in the WilTel transaction.  Under the terms of the agreement, SBC has gross margin purchase commitments through 2009.  Due to the significance of the commitment, the Company has elected to separate and report revenue generated under this contract from its Other Communications Services.  Level 3 earned revenue of approximately $278 million attributable to this contract in the second quarter of 2006 of which approximately 26% will apply to the gross margin purchase commitment.  The remaining gross margin commitment under the agreement as of June 30, 2006 was approximately $165 million for the period through the end of 2007, and $75 million from January 2008 through the end of 2009.  Additionally, the SBC Master Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. If Level 3 meets the performance criteria, it is eligible to earn $25 million in 2006 and $25 million in 2007. As of June 30, 2006, Level 3 has recognized $5 million attributable to the performance criteria.

SBC has begun to migrate its traffic to the AT&T network acquired in 2005.  The Company expects revenue and gross margin to decline in future periods.  However, SBC must still comply with the minimum margin commitments contained in its contract.

Communications revenue for the six months ended June 30, 2006 increased compared to the same period in 2005 for the same reasons noted above for the three month periods ended June 30, 2006 and 2005.  Partially offsetting the increase in revenue in 2006 was the recognition of $129 million of termination revenue in the first quarter of 2005.  Transport and infrastructure revenue for the six months ended June 30, 2005 includes the $130 million of termination revenue primarily attributable to agreements reached with France Telecom and 360networks relating to the termination of existing dark fiber lease agreements with those customers described below.  Termination revenue of $1 million was included in transport and infrastructure revenue for the six months ended June 30, 2006.

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

Wholesale IP and data services revenue increased in 2006 primarily due to the customers obtained in the WilTel transaction and traffic growth in North America from new and existing customers as well as improved market acceptance of the Company’s IP-VPN service.

The acquisition of WilTel’s domestic and international voice termination contracts in December 2005 and growth in these services and Level 3’s voice services were the primary factors resulting in the increase in voice revenue for the six months ended June 30, 2006 as compared to the corresponding period in 2005.

The continued migration from narrow band dial-up services to higher speed broadband services resulted in a decline in demand for ports and a reduction in managed modem revenue for the six months ended June 30, 2006 compared to the same period in 2005. As noted earlier, America Online reduced the number of ports it purchased from Level 3 by approximately 30% and certain contracts were renewed at lower prices during 2005.

Reciprocal compensation revenue declined from 2005 levels primarily due to the signing of interconnection agreements with other carriers in 2005 that resulted in the Company receiving a lower rate per minute for terminating traffic.

Information services revenue increased 38% from three months ending June 30, 2005 to the three months ending June 30, 2006, due to several large customer contracts and an increase in sales to mid-market customers.  Software Spectrum has increased sales and marketing efforts and resources targeting mid-market businesses over the last 18 months resulting in higher revenues in 2006.  The increase in revenue was partially offset by an increase in sales under software publishers’ agency licensing programs that result in only a service fee being recognized as revenue, rather than the selling price of the software.  Software Spectrum began experiencing an increase in sales under Microsoft’s 6.0 licensing program and similar programs offered by other suppliers several years ago.  Under these programs, new enterprise-wide licensing arrangements are priced, billed and collected directly by the software publishers. Software Spectrum continues to provide sales and support services related to these transactions and earns a service fee directly from publishers for these activities.  The Company recognizes the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $31 million and $22 million of revenue attributable to these types of contracts in the three months ended June 30, 2006 and 2005, respectively.  The estimated selling price of the software sold under these agreements was $492 million and $379 million for the corresponding periods.

Revenue attributable to Software Spectrum also increased for the six months ended June 30, 2006 versus the corresponding period in 2005 for the same reasons noted above.  An increase in agency sales in the first three months of 2006 compared to 2005 partially offset the increased revenue attributable to the large contracts and mid-market businesses. Software Spectrum recorded approximately $48 million and $36 million of revenue attributable to these types of contracts in the six months ended June 30, 2006 and 2005, respectively.  The estimated selling price of the software sold under these agreements was $800 million and $635 million for the corresponding periods.

The software reseller industry is seasonal, with revenue and Adjusted OIBDA typically being higher in the second and fourth quarters of the Company’s fiscal year.

If Microsoft and the other suppliers are successful in further implementing agency licensing programs, it may result in a significant decline in the amount of information services revenue recognized by the Company.  The decline in revenue is not expected to have a meaningful effect on operating income (loss), as the Company should experience a corresponding decline in cost of revenue.

Coal mining revenue decreased from $19 million for the three months ended June 30, 2005 to $16 million for the three months ended  June 30, 2006.  The decrease in revenue is attributable to a 13% decline in the average price per ton of coal sold and a 3% decline in coal shipped in 2006 compared to the same period in 2005.  The price decline is attributable to coal sold under a contract that was renewed in 2005 and contained a lower price per ton than the original contract.

For the six month period ending June 30, 2006, coal sales declined 6% versus the same period in 2005.  An 11% decline in the average price per ton of coal sold was partially offset by a 7% increase in tons shipped.  The Company began delivering coal under new and amended contracts during the first quarter of 2005. The increase in tons shipped in 2006 is attributable to the contracts awarded during 2005.

Cost of Revenue for the communications business, as a percentage of revenue, was 47% and 30% for the three months ended June 30, 2006 and 2005, respectively.  The increase is due to the significant voice and SBC contract services revenue obtained in the WilTel acquisition.  The margins for the SBC contract services revenue are lower than the margins earned on other components included in Core and Other Communications Services.  Partially offsetting the lower WilTel margins were the margins earned by Progress Telecom and ICG Communications.   Margins for these businesses were slightly higher in 2006 than those reported by the Company in 2005.

The communications business’ cost of revenue, as a percentage of revenue for the six months ended June 30, 2006 and 2005 was 48% and 26%, respectively. The increase is primarily attributable to the recognition of termination revenue in 2005 and incremental revenue relating to the operations acquired from WilTel which was recognized in 2006. In the first quarter of 2005, the Company recognized $129 million of termination revenue, primarily related to 360networks and France Telecom. The termination revenue, with no corresponding cost of revenue, positively affected the percentage in 2005.  Excluding termination revenue, the cost of revenue, as a percentage of revenue, would have been 30% for the six months ended June 30, 2005.  Cost of revenue, as a percentage of revenue, increased in 2006 due to the voice and SBC Contract Services revenue obtained in the WilTel acquisition.

The cost of revenue for Software Spectrum, as a percentage of its revenue, was 90.6% for the second quarter of 2005 compared to 90.2% for the same period in 2006.  The increase in agency sales in 2006, which generally have higher margins than non-agency sales, was the primary factor in the improved results.  This was partially offset by lower margins earned on several large contracts which were awarded in the second quarter of 2006. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results.  For the three month periods ended June 30, 2006 and 2005, Software Spectrum earned approximately $21 million and $11 million, respectively, in rebates which reduced cost of revenue.  The increase in rebates in 2006 is directly attributable to the increase in revenue.

For the six months ended June 30, 2006 and 2005, cost of revenue, as a percentage of revenue, for Software Spectrum was 90.5% and 91.3%, respectively.  The increase in agency sales and higher rebates in 2006 resulted in the improved margins.  Software Spectrum earned $29 million and $19 million in rebates from publishers for the six months ended June 30, 2006 and 2005, respectively.

Cost of revenue, as a percentage of revenue, for the coal mining business increased from 47% for the three months ended June 30, 2005 to 89% for the three months ended June 30, 2006 and from 61% for the six months ended June 30, 2005 to 88% for the six months ended June 30, 2006.  In the second quarter of 2005, the Company was able to favorably resolve certain production tax issues.  The resolution of this matter resulted in a $5 million reduction in cost of revenue for the three and six months ended June 30, 2005.  In addition, the decline in the average price per ton of coal sold in 2006 versus 2005 resulted in an increase in cost of revenue, as a percentage of revenue.

Depreciation and amortization expense was $167 million for the second quarter of 2006, a 2% increase from the depreciation and amortization expense of $164 million in the same period of 2005. The increase is primarily attributable to the communications tangible and intangible assets that were acquired in the WilTel transaction in December 2005 and the Progress Telecom transaction in March 2006.  This increase was partially offset by an $18 million decrease in depreciation expense in the second quarter of 2006 attributable to the change in estimated useful life for fiber.  The increase in depreciation and amortization expense was offset by the shorter-lived communications assets, including intangible assets, that were placed in service in prior years that became fully depreciated or amortized during the second half of 2005 and the first quarter of 2006.

Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 was $357 million and $333 million, respectively.  The increase is primarily attributable to transactions and factors described above.

Selling, general and administrative expenses increased 52% to $326 million for the three months ended June 30, 2006 compared to the same period in 2005. This increase is primarily attributable to the inclusion of a full quarter of expenses associated with the operations acquired in the WilTel and Progress Telecom transactions.  Specifically, increases in compensation, bonus, and employee related costs, network related costs and facility-based expenses all contributed to the increase in selling, general and administrative expenses in 2006.  Also, the Company’s information services business experienced an increase in selling, general and administrative expenses primarily related to an increase in headcount and performance incentives at Software Spectrum.

Selling, general and administrative expenses attributable to the Company’s other businesses in the second quarter of 2005 included the favorable settlement of an obligation to provide insurance for employees of the Company’s former packaging business and the receipt of insurance proceeds reimbursing the Company for payments made to settle legacy environmental litigation.  These items resulted in a $6 million decline in selling, general and administrative expenses in 2005.  The Company does not expect to realize cost reductions of this magnitude in the future for these businesses.

Included in operating expenses for the second quarter of 2006 and 2005, were $21 million and $9 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123R and SFAS No. 123, respectively, related to grants of outperform stock options, warrants and other stock-based compensation programs. The increase is primarily due to an increase in outperform stock options, restricted stock and restricted stock units granted in 2006 and an increase in the value of the options granted to employees.  In addition, during the second quarter of 2006, the October 2005 and January 2006 grants were revalued using May 15, 2006 as the grant date, in accordance with SFAS No. 123R, and resulted in a $6 million increase in non-cash compensation expense during the second quarter of 2006.  As stated in the Company’s proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company’s Board of Directors had administered the 1995

Stock Plan under the belief that the action of the Company’s Board of Directors to amend and restate that plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008.  After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could exist as to the date of the expiration of the plan. To remove any ambiguity, the Board of Directors sought the approval of the Company’s stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010.  This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006.

Selling, general and administrative expenses increased 46% to $639 million for the six months ended June 30, 2006 compared to the same period in 2005. This increase is primarily attributable to the factors described above.  In addition, partially offsetting the increase in communication expenses was a property tax benefit of $7 million pertaining to the Company’s facilities in the United Kingdom in the first quarter of 2006.

Included in operating expenses for the first half of 2006 and 2005, were $36 million and $20 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123R and SFAS No. 123, respectively, related to grants of outperform stock options, warrants and other stock-based compensation programs. The increase is primarily due to the factors described above.

Beginning in the third quarter of 2006, the Company expects to issue both restricted stock units and OSOs on a quarterly basis.

The Company expects selling, general and administrative expenses to increase in 2006 versus 2005 as a result of the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions.

Restructuring and impairment charges were $7 million for the three months ended June 30, 2006 and $4 million for the same period in 2005. In the second quarter of 2006, the Company recognized approximately $3 million of restructuring charges attributable to the workforce reductions of the communications business in North America and the business solution partnering arrangements at Software Spectrum.

Non-cash impairment charges were $4 million in each of the three months ended June 30, 2006 and 2005, respectively. During the second quarter of 2006, Level 3 recognized $4 million of non-cash impairment charges primarily related to excess land of the communications business deemed available for sale in Germany.  This charge resulted from the difference between the recorded carrying value and the estimated market value of the land.

Non-cash impairment charges of $4 million were recognized in the second quarter of 2005 as a result of the decision to terminate projects for certain Softswitch related products in the communications business.  The costs incurred for these projects, including capitalized operating expenses, were impaired as the carrying value of these projects exceeded their estimated fair value.

Restructuring and impairment charges were $12 million for the first half of 2006 and $19 million for the same period in 2005.  In the first half of 2006, the Company recognized approximately $5 million of restructuring charges attributable to the workforce reductions of the communications business in North America and the business solution partnering arrangements at Software Spectrum.  In the first quarter of 2005, the Company recognized approximately $15 million of restructuring charges related to the workforce reductions of the communications business in North America and Europe.  The employees affected by this workforce reduction provided support functions or worked directly on mature products.  All obligations attributable to the 2005 restructuring activities were paid in 2005.

Non-cash impairment charges were $7 million and $4 million for the six months ended June 30, 2006 and 2005, respectively.  In addition to the $4 million of non-cash impairment charges in the second quarter of 2006 discussed above, the Company recognized $3 million of non-cash impairment charges in the first quarter of 2006 that resulted from the decision to terminate projects for certain voice services and certain information technology projects in the communications business.  These projects have identifiable costs which Level 3 can evaluate separately for impairment.  The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value.

Adjusted OIBDA is defined by the Company, as operating income (loss) from the consolidated statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense on the consolidated statements of operations, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is an important component of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. Adjusted OIBDA excludes interest expense and income tax expense and other gains/losses not included in operating income. Excluding these items eliminates the expenses associated with the Company’s capitalization and tax structures. Note 12 of the consolidated financial statements provides a reconciliation of Adjusted OIBDA for each of the Company’s operating segments.

Adjusted OIBDA for the communications business increased to $170 million in the second quarter of 2006 from $88 million for the same period in 2005.  This increase is primarily attributable to the operations acquired in the WilTel and Progress Telecom transactions, which were acquired in December 2005 and March 2006, respectively.   Partially offsetting the increase are cash restructuring charges of $3 million in the second quarter of 2006.  There were no restructuring charges in the second quarter of 2005.

Adjusted OIBDA for the communications business was $317 million and $289 million for the six months ended June 30, 2006 and 2005, respectively.  The increase in 2006 is primarily attributable to the operations acquired in the WilTel and Progress Telecom transactions.  In addition, a decline in restructuring charges from $15 million in the first half of 2005 to $4 million in the first half of 2006 also contributed to the improved results.  Partially offsetting these items was the $128 million reduction in termination and settlement revenue from 2005 to 2006.

Adjusted OIBDA for the information services business increased to $26 million for the three months ended June 30, 2006 from $12 million for the same period in 2005.  The increase in Software Spectrum’s adjusted OIBDA is primarily attributable to the increase in sales activity and revenues discussed above and improved gross profits associated with increased publisher sales.  Partially offsetting this increase was higher operating expenses primarily attributable to an increase in sales headcount and related expenses, including compensation.

Adjusted OIBDA for the information services business increased from $17 million for the six months ended June 30, 2005 to $29 million for the same period in 2006.  Adjusted OIBDA for Software Spectrum increased as a result of improved gross profit from software sales.  Partially offsetting this increase was higher operating expenses primarily attributable to an increase in sales headcount and related expenses, including compensation.  In addition Software Spectrum recognized approximately $1 million of restructuring charges in the first half of 2006 related to the implementation of a business solutions partner arrangement.

Adjusted OIBDA for the Company’s coal and other businesses for each of the three and six months ended June 30, 2006 was less than $1 million.  In 2005, Adjusted OIBDA was $12 million and $13 million for the corresponding periods. The decrease in both periods is primarily attributable to the favorable resolution of certain production tax issues, which resulted in a $5 million decrease in the cost of revenue for the mining business in the second quarter of 2005, and a $6 million benefit, related to the favorable settlement of an obligation to provide insurance for employees of the Company’s former packaging business and the receipt of insurance proceeds reimbursing the Company for payments made to settle legacy environmental litigation, contributing to the lower selling, general and administrative expenses of the Company’s other businesses in the second quarter of 2005.

Interest Income was $16 million for the three months ended June 30, 2006 increasing from $10 million for the same period of 2005.   This increase is the result of increases in the weighted average interest rate earned on the portfolio and in the average cash and marketable security portfolio balance. The Company’s average return on its portfolio during the second quarter increased from 2.6% in 2005 to 4.3% in 2006.  The average cash balance also increased by approximately 15% from 2005 to 2006.

Interest Income was $25 million for the first half of 2006 increasing from $14 million in the same period of 2005.   This increase is the result of increases in the weighted average interest rate earned on the portfolio and in the average cash and marketable security portfolio balance. The Company’s average return on its portfolio during the first half of the year increased from 2.4% in 2005 to 4.0% in 2006.  The average cash balance also increased by approximately 15% from 2005 to 2006.  Pending utilization of cash and cash equivalents, the Company invests the funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

Interest Expense, net increased by $31 million from $139 million for the three months ended June 30, 2005 to $170 million in 2006. Interest expense increased primarily as a result of increased interest expense from the issuance of $550 million of 12.25% Senior Notes due 2013 issued in the first half of 2006, $335 million of Convertible Senior Notes due 2012 issued on June 13, 2006, Floating Rate Senior Notes due 2011 issued on March 14, 2006 and the $880 million of 10% Convertible Senior Notes due 2011 in the second quarter of 2005.  In addition, the Company exchanged portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for new 11.5% Senior Notes due 2010 during the first quarter of 2006, thereby increasing the effective interest expense on this debt.  The Company experienced a higher interest rate on the $730 million Senior Secured Term Loan due 2011 prior to its amendment in late June of 2006 which also resulted in increased interest charges in the second quarter of 2006.

Interest expense increased by $67 million from $253 million for the first half of 2005 to $320 million in 2006. Interest expense increased primarily as a result of the transactions described above.  Overall, the debt exchange transaction and the additional debt issued in the first and second quarters of 2006, partially offset by reduced interest expense due to the amended and restated $730 million senior secured credit facility and the redemption in July 2006 of the 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008, are expected to increase the Company’s annual interest expense in 2006.

Other, net decreased in the second quarter of 2006 compared to the same period in 2005 primarily as a result of the $55 million loss realized on the amendment and restatement of the Company’s Senior Secured Term Loan due 2011 recognized in the second quarter of 2006.

Other, net decreased in the first half of 2006 compared to the same period in 2005 primarily as a result of the transaction described above.  This decrease was partially offset by the $27 million gain realized on the debt exchange in the first quarter of 2006.

Income Tax Expense was $3 million for each of the three and six months ended June 30, 2006 and 2005.

Financial Condition—June 30, 2006

Cash flows provided by (used in) continuing operations for the six months ended June 30, 2006 and 2005, respectively are as follows (dollars in millions):

	Six Months Ended June 30,
	2006	2005
Communications**	$46	$(72)
Information Services	21	(2)
Other	6	2
Total	$73	$(72)

** Includes interest expense net of interest income

The improvement in communications operating cash flows for the six months ended June 30, 2006 is primarily attributable to improved operating results after excluding the effects of $129 million of non-cash termination revenue in the first quarter of 2005. The improved results are directly attributable to the operations of WilTel, Progress Telecom and ICG Communications, which were acquired late in 2005 and first half of 2006, and additional revenue from Core Communications Services.  Fluctuations in working capital balances resulted in an incremental source of cash of $15 million in the six months of 2006 compared to the same period in 2005.  An increase in cash provided by accounts receivable was partially offset by an increase in cash used for accounts payable and other current liabilities and a decline in deferred revenue. Partially offsetting the increase in cash provided by operations and working capital fluctuations were higher cash interest payments in 2006.  Cash interest payments increased by $54 million in the first six months of 2006 compared to the same period in 2005.

The improvement in cash provided by operating activities for the information services group for the six months ended June 30, 2006, is primarily the result of higher earnings and fluctuations in working capital.  Operating cash flows are largely dependent on the timing of collections from customers and payments to suppliers.  Adjusted OIBDA for the information services business improved from $17 million for the six months ended June 30, 2005 to $29 million for the same period in 2006. In addition, a decline in cash used for accounts payable and other current liabilities partially offset an increase in accounts receivable in the first six months of 2006 compared to the same period in 2005 and resulted in the additional cash being provided by operating activities.

The increase in operating cash flows for the other businesses is primarily attributable to the payment of certain legal and benefit obligations of the coal and packaging business in 2005. Payments for these types of obligations decreased in 2006.

Investing activities in the first half of 2006 primarily include $70 million and $45 million of cash used for the acquisition of Progress Telecom and ICG Communications, respectively, $134 million used for capital expenditures, primarily in the communications business, and $98 million to purchase short-term marketable securities.  In addition, the Company increased its restricted securities by $12 million, primarily for its coal business.  In the second quarter, the Company received $27 million from Leucadia for the WilTel purchase price adjustment and $5 million of proceeds from the sale of Infocrossing shares received in the (i)Structure transaction.

Financing sources in 2006 consisted of $379 million of proceeds from the issuance of the Floating Rate Senior Notes due in 2011 and 12.25% Senior Notes due in 2013, $301 million from the offering of additional 12.25% Senior Notes due in 2013, $326 million from the offering of 3.5% Convertible Senior Notes due 2012 and $543 million of proceeds from the offering of 125 million shares of common stock.  The debt exchange transaction in January 2006 required Level 3 to pay $46 million of premiums to holders of the exchanged notes.  Level 3 also incurred $5 million of third-party costs associated with this transaction.  The $730 million credit agreement amendment and restatement required the payment of $53 million in fees to debt holders and third parties.

In July 2006, the Company used $470 million of cash to redeem all the outstanding 9.125% Senior Notes and 10.5% Senior Discount Notes due in 2008, including accrued interest. The Company also completed the acquisition of TelCove on July 24, 2006.  In the transaction, Level 3 issued approximately 150 million shares of common stock and paid $446 million in cash consideration.  The Company also repaid $132 million of TelCove debt at closing.  Also, the Company paid third party costs of approximately $15 million related to the transaction, which included certain costs incurred by TelCove.

On August 2, 2006, Level 3 completed the acquisition of Looking Glass  The aggregate consideration paid by Level 3 was $96 million consisting of approximately $9 million in cash and approximately 21 million shares of Level 3 common stock.  In addition, at the closing, Level 3 repaid approximately $67 million of Looking Glass liabilities.

Liquidity and Capital Resources

The Company incurred losses from continuing operations of $201 million and $369 million for the three and six months ended June 30, 2006, respectively.  The Company generated $61 million and used $61 million of cash for operating activities less capital expenditures in the first three and six months of 2006, respectively. The Company expects that the communications business will consume cash for the remainder of 2006, however, the amount of cash consumed is expected to diminish, excluding the timing effects of working capital requirements and interest payments.  In 2006, the Company expects its costs will continue to exceed revenue and it will continue to consume cash primarily due to interest payments and capital expenditures.   The Company expects Adjusted OIBDA to improve in 2006 primarily as a result of the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions and the growth in Core Communications Services revenue.  Interest payments are expected to increase to approximately $550 million in 2006 based on debt levels at the time of this filing.  Capital expenditures for 2006 are expected to range from $360 million to $410 million and will consist of $100 million to $150 million of base capital expenditures (capital required to keep the network operating efficiently and product development), approximately $30 million of capital expenditures for the integration of WilTel, $10 million associated with the expected integration of ICG Communications, TelCove and Looking Glass, and $20 million for a dark fiber based expansion in Europe.  The majority of the Company’s ongoing capital expenditures is expected to be success-based, which is tied to incremental revenue.   In total, the Company expects that cash required for operating activities and capital expenditures will range from $195 million to $205 million, excluding fluctuations in working capital and the results of Software Spectrum.  The Company does not have any significant principal amounts due on its outstanding debt until 2010.  The Company has debt of $142 million and $363 million that matures in 2008 and 2009, respectively.

Level 3 has approximately $2.165 billion of cash, cash equivalents and marketable securities on hand at June 30, 2006.  In addition, $125 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or to fund certain reclamation liabilities. Subsequent to June 30, 2006, the Company used $470 million to redeem certain tranches of 2008 debt and related accrued interest as well as $654 million to acquire TelCove and Looking Glass.  Based on information available at this time, management of the Company believes that the Company’s current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.  However, if the Company has the opportunity, at acceptable terms, to improve its liquidity, refinance its debt, or fund acquisitions, the Company may elect to secure additional capital in the future.

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

In June 2006, Level 3 issued $335 million of 3.5% Convertible Senior Notes due 2012.  The Company also completed the offering of 125 million shares of its common stock for which it received $543 million in net proceeds.  Level 3 used a portion of these proceeds to redeem selected series of its debt securities maturing in 2008.  On July 13, 2006, Level 3 redeemed all of its 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for total consideration of $461 million, excluding accrued interest.  The remaining proceeds will be used to potentially repurchase, redeem or refinance other existing indebtedness from time to time, for acquisitions and for general corporate purposes including working capital and capital expenditures.

Level 3 is aware that the various issuances of its outstanding senior notes, senior discount notes and convertible notes may trade at discounts to their respective face or accreted amounts. In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, Level 3 or its affiliates may, from time to time, enter into debt for debt, debt for equity or cash transactions to purchase these outstanding debt securities in the open market or through privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

On June 27, 2006 the Company amended and restated its existing $730 million senior secured credit facility to reduce the interest rate payable under the agreement by 400 basis points, modify the prepayment provisions and make other specified changes.  The Company paid approximately $42 million to existing debt holders and $11 million to third parties in transaction costs to complete the transaction.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets.  In 2005, the Company completed the sale of the (i)Structure business to Infocrossing for approximately $85 million in cash and Infocrossing common stock. On July 20, 2006, Level 3 announced that it had agreed to sell Software Spectrum for $287 million in cash, subject to working capital and other post-closing adjustments, to Insight Enterprises, Inc. The Software Spectrum transaction is expected to close in the third quarter of 2006.

The communications industry continues to consolidate.  Level 3 has participated in this process with the acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass.  Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in 2006.

On December 23, 2005, the Company completed the acquisition of WilTel Communications Group, LLC from Leucadia National Corporation and its subsidiaries. The consideration paid consisted of approximately $363 million in cash (including $27 million of post-closing working capital and other adjustments which reduced the total purchase price), plus $100 million in cash to reflect Leucadia’s having complied with its obligation to retain that amount of cash with WilTel, and 115 million shares, with a fair value of approximately $313 million, of Level 3 common stock.  The Company also incurred costs of approximately $7 million related to the transaction.

On March 20, 2006, Level 3 completed the acquisition of Progress Telecom LLC. Under the terms of the agreement, Level 3 issued approximately 20 million shares, valued at approximately $66 million, and $69 million in cash. The Company also incurred approximately $1 million of costs attributable to the transaction.  The purchase price was reduced by $2 million in the second quarter due to post-closing adjustments based on actual working capital as of the closing date.

On May 31, 2006, the Company completed the acquisition of ICG Communications, Inc., a privately held Colorado-based telecommunications company. Under terms of the agreement, Level 3 paid total consideration of $176 million, consisting of approximately 26 million shares of Level 3 common stock, valued at $131 million, and $45 million in cash.  The Company also incurred costs of approximately $1 million related to the transaction.

On July 24, 2006, Level 3 completed the acquisition of TelCove, Inc., a privately held Pennsylvania-based telecommunications company. Under terms of the agreement, Level 3 paid $446 million in cash and issued approximately 150 million shares of Level 3 common stock valued at $637 million.  In addition, Level 3 repaid $132 million of TelCove debt and acquired $13 million in capital leases in the transaction.  Also, the Company paid third party costs of approximately $15 million related to the transaction, which included certain costs incurred by TelCove.

After integration, TelCove’s metropolitan and regional networks will connect Level 3’s national backbone network directly to traffic aggregation points. These aggregation points include other carriers’ points of presence, local telecommunications companies’ central offices, wireless providers’ switch centers, colocation and data centers, cable company head ends, and high-bandwidth enterprise locations. With the acquisitions of TelCove, ICG Communications and Progress Telecom, Level 3 has an extensive metro infrastructure in 36 markets, connecting to approximately 900 traffic aggregation points.  Level 3 believes that these facilities will provide a competitive advantage. With the acquisition of Progress Telecom, TelCove, ICG Communications and Looking Glass, the number of Level 3’s traffic aggregation points increased to approximately 5,100 in the U.S. and approximately 5,300 globally.

On August 2, 2006, Level 3 completed the acquisition of Looking Glass, a privately held Illinois-based telecommunications company. The Company paid consideration of approximately $9 million in cash and approximately 21 million shares of Level 3 common stock.  In addition, at the closing, Level 3 repaid approximately $67 million of Looking Glass liabilities.

Looking Glass provides data transport services including SONET/SDH, wavelength and Ethernet as well as dark fiber and carrier-neutral collocation. Looking Glass’ network includes approximately 2,000 route miles serving 14 major metro markets, with lit fiber connectivity to approximately 215 buildings. Looking Glass also has dark fiber connectivity to approximately 250 additional buildings.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of June 30, 2006, the Company had borrowed a total of $880 million under a Senior Secured Term Loan and Floating Rate Senior Notes due 2011. Amounts drawn on these debt instruments bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at June 30, 2006, was approximately 8.88%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 9.88%) would increase annual interest expense of the Company by approximately $8.8 million. At June 30, 2006, the Company had $6.212 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 8.98%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.

The Company’s business plan includes operating telecommunications network businesses in Europe.  As of June 30, 2006, the Company had invested significant amounts of capital in the region for its communications business.  In two separate debt issuances, the Company issued a total of €800 million (€154 million outstanding at June 30, 2006) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time.  As of June 30, 2006, the Company held enough foreign-denominated currency to fund its current working capital obligations and remaining interest payments on its Euro denominated debt.  The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations.

The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur.  Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.                          Controls and Procedures

(a)   Disclosure controls and procedures.   The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Internal controls.   As a result of its acquisition of WilTel in the fourth quarter of 2005, Progress Telecom in the first quarter of 2006 and ICG Communications in the second quarter of 2006, Level 3 has expanded its internal controls over financial reporting to include consolidation of the WilTel, Progress Telecom and ICG Communications results of operations and financial condition as well as acquisition related accounting and disclosures.  There were no other changes in Level 3’s internal controls over financial reporting that have occurred during the second quarter 2006 that have materially affected or are reasonably likely to materially affect, Level 3’s internal controls over financial reporting.

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

Our communications revenue is concentrated in a limited number of customers

A significant portion of our communications revenue is concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased orders for our services, our communications business would be materially and adversely affected. Revenue from our two largest communications customers in 2005, Time Warner, Inc. and its subsidiaries and Verizon Communications, Inc. and its affiliates, represented approximately 18% and 14% of our communications revenue for 2005, respectively. America Online, our largest managed modem customer and an affiliate of Time Warner, Inc., reduced the number of managed modem ports it purchases from us by approximately 30% during 2005. Additionally, America Online recently announced a strategic change in its approach to its dial-up internet access business that may accelerate the loss of its dial-up subscribers.  While this event is not expected to affect managed modem revenue attributable to America Online meaningfully in 2006, it could have the effect of accelerating the decline in these revenues in 2007 and beyond. As a result, the Company expects to see continuing declines in its managed modem revenue in the future.

Our future communications operating results will depend on the success of our customers and our success in selling services to them. If we were to lose a significant portion of our communications revenue from America Online, we would not be able to replace this revenue in the short term and our operating losses would increase, which increase may be significant.

In connection with the acquisition of WilTel in December 2005, we acquired a large customer contract between WilTel and SBC Communications, a subsidiary of AT&T. It is anticipated that the revenue generated by this contract during 2006 will cause SBC Communications to become our largest customer based on revenue. We also expect that the revenue generated under this contract will decline materially over time as SBC Communications migrates its traffic from the Level 3 Network to the network that SBC Communications acquired from the former AT&T.

We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits

If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of June 30, 2006, we had an aggregate of approximately $7.092 billion of long-term debt on a consolidated basis, excluding discounts and fair value adjustments and including current maturities, and approximately $33 million of stockholders’ deficit. Additionally, in July, 2006, Level 3 redeemed all of its 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 in the aggregate principal amount of $460 million.  Our ability to make interest and principal payments on our debt and borrow additional funds on favorable terms depends on the future performance of the business. If we do not have enough cash flow in the future to make interest or principal payments on our debt, we may be required to refinance all or a part of our debt or to raise additional capital. We cannot assure that we will be able to refinance our debt or raise additional capital on acceptable terms.

As publishers change their distribution model, Software Spectrum increasingly relies on sales agency fees

In 2005, Microsoft notified Software Spectrum of changes to Microsoft’s sales agency program which took effect for customer contracts entered into after July 1, 2006. All contracts completed prior to July 1, 2006, were grandfathered under the existing sales agency program. Under the revised program for agency type sales the number of performance metrics against which Software Spectrum is measured and the standard of performance on those metrics will increase. Based on an evaluation of Microsoft’s program changes, Software Spectrum expects that the amount of agency fees it earns from Microsoft will be reduced over the three-year period in which it is implemented. Due to the grandfathering of existing sales agency program sales, however, Software Spectrum anticipates that the program changes will not have a significant effect on Software Spectrum’s results of operation or financial position in 2006.

We may not be able to integrate the operations of our acquired businesses with our business efficiently

The completion of our acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass, and of any future acquisitions, creates risks associated with the integration of recently acquired operations with ours. Some integration risks include:

	difficulties assimilating the personnel and operations of recently acquired operations;

	loss of key personnel of the recently acquired operations;

	loss of customers post-integration;

	disruption of ongoing business and additional burdens on our management team;

	higher integration costs than anticipated;

	failure to achieve expected synergies and costs savings;

	difficulties in maintaining uniform standards, controls, procedures and policies; and

	difficulties in ensuring accurate and timely reporting of financial information.

We cannot be certain that it will realize the benefits from our recent acquisitions that we anticipate, or that we will be able to integrate the operations of the recently acquired operations successfully. If we fail to integrate acquired operations efficiently, it could have a material adverse effect on our business, financial condition, results of operation and future prospects.

Item 4.         Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 15, 2006 the following matters were submitted to a vote:

1.                  Election of three Class III Directors to the Board of Directors of Level 3 for a three-year term until the 2009 Annual Meeting of Stockholders:

	In Favor	Withheld

Arun Netravali	672,209,397	75,370,175
John T. Reed	738,584,207	8,995,365
Michael B. Yanney	673,112,175	74,467,397

In accordance with the stockholders approval to declassify the Board of Directors at the Annual Meeting of Stockholders, the Class III Directors elected to the Level 3 Board of Directors as noted above have agreed that their term will expire at the Annual Meeting held in 2007.

2.                  To approve of the grant to the Level 3 Board of Directors discretionary authority to amend our amended and restated Certificate of Incorporation to effect a reverse stock split at one of four ratios:

Affirmative votes	730,282,690
Negative votes	15,915,670
Abstain	1,381,212
Broker non-vote	0

3.                  To adopt an amendment to Level 3’s Restated Certificate of Incorporation to increase the number of authorized shares of Level 3 common stock, par value $.01 per share from 1.5 billion to 2.25 billion:

Affirmative votes	735,323,474
Negative votes	10,690,338
Abstain	1,565,760
Broker non-vote	0

4.                  To adopt an amendment to Level 3’s Restated Certificate of Incorporation to declassify the Board of Directors:

Affirmative votes	738,727,703
Negative votes	6,366,463
Abstain	2,485,406
Broker non-vote	0

5.                  To adopt an amendment to the Level 3 Communications, Inc. 1995 Stock Plan (Amended and Restated as of April 1, 1998) to extend to terms of that plan by five years.

Affirmative votes	355,559,005
Negative votes	169,746,272
Abstain	4,205,473
Broker non-vote	218,068,822

Item 6.                        Exhibits

(a)             Exhibits filed as part of this report are listed below.

12	Statements of Computation of Ratios
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 COMMUNICATIONS, INC.

Dated: August 9, 2006	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer