Form 10-Q
period 2006-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2006-11-09
CIK 794323

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of each class of the issuer’s common stock, as of November 3, 2006:

Common Stock: 1,176,725,073 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.	Unaudited Financial Statements:

Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Consolidated Statements of Comprehensive Loss
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Certifications

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2006	2005	2006	2005
Revenue:
Communications	$858	$364	$2,481	$1,245
Coal Mining	17	20	51	56
Total revenue	875	384	2,532	1,301

Costs and Expenses:
Cost of revenue:
Communications	368	112	1,149	338
Coal Mining	14	15	44	37
Total cost of revenue	382	127	1,193	375
Depreciation and amortization	182	158	533	486
Selling, general and administrative	334	183	893	554
Restructuring and impairment charges	2	5	13	24
Total costs and expenses	900	473	2,632	1,439

Operating Income (Loss)	(25)	(89)	(100)	(138)
Other Income (Expense):
Interest income	19	11	44	25
Interest expense	(161)	(138)	(481)	(391)
Other, net	2	10	(18)	26
Total other income (expense)	(140)	(117)	(455)	(340)
Loss from Continuing Operations Before Income Tax	(165)	(206)	(555)	(478)
Income Tax Benefit (Expense)	2	(1)	2	(3)
Loss from Continuing Operations	(163)	(207)	(553)	(481)

Income (Loss) from Discontinued Operations:
Earnings (Loss) from Discontinued Operations	(8)	3	13	12
Gain on Sale of Discontinued Operations	33	—	33	—
Income from Discontinued Operations	25	3	46	12

Net Loss	$(138)	$(204)	$(507)	$(469)

Basic and Diluted Earnings (Loss) per Share:
Loss from Continuing Operations	$(0.14)	$(0.29)	$(0.59)	$(0.69)
Income from Discontinued Operations	0.02	—	0.05	0.02
Net Loss	$(0.12)	$(0.29)	$(0.54)	$(0.67)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(dollars in millions)	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$731	$379
Marketable securities	509	176
Restricted cash and securities	45	34
Receivables, less allowances of $17 and $17, respectively	351	392
Current assets of discontinued operations	—	597
Other	105	92
Total Current Assets	1,741	1,670
Property, Plant and Equipment, net	6,418	5,632
Marketable Securities	—	234
Restricted Cash and Securities	91	75
Goodwill and Other Intangibles, net	976	291
Noncurrent Assets of Discontinued Operations	—	264
Other Assets, net	117	111
Total Assets	$9,343	$8,277

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$406	$367
Current portion of long-term debt	5	—
Accrued payroll and employee benefits	93	79
Accrued interest	94	102
Deferred revenue	143	199
Current liabilities of discontinued operations	—	539
Other	157	137
Total Current Liabilities	898	1,423

Long-Term Debt, less current portion	6,577	6,023
Deferred Revenue	754	737
Other Liabilities	552	570

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,174,953,605 outstanding in 2006 and 817,767,818 outstanding in 2005	12	8
Additional paid-in capital	9,267	7,759
Accumulated other comprehensive loss	(15)	(51)
Accumulated deficit	(8,702)	(8,192)
Total Stockholders’ Equity (Deficit)	562	(476)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,343	$8,277

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(dollars in millions)	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(507)	$(469)
Income from discontinued operations	(46)	(12)
Loss from continuing operations	(553)	(481)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	533	486
Gain on sale of property, plant and equipment and other assets	(5)	(10)
Non-cash compensation expense attributable to stock awards	52	32
Deferred revenue	(49)	(134)
Loss on extinguishment of debt, net	29	—
Non-cash impairment expenses	8	6
Amortization of debt issuance costs	15	12
Accreted interest on long-term debt discount	28	28
Accrued interest on long-term debt	(7)	58
Change in working capital items net of amounts acquired:
Receivables	101	7
Other current assets	(2)	(18)
Payables	(8)	9
Other current liabilities	(23)	(8)
Other	(10)	(15)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	109	(28)

Cash Flows from Investing Activities:
Capital expenditures	(251)	(233)
Net proceeds from sale of discontinued operations	340	—
Distributions from discontinued operations	18	11
Proceeds from sales and maturities of marketable securities	5	179
Purchases of marketable securities	(98)	(648)
Increase in restricted cash and securities, net	(21)	(8)
Proceeds from sale of property, plant and equipment, and other	5	11
Investments and acquisitions, net of cash acquired	(746)	(10)
Net Cash Used in Investing Activities	(748)	(698)

See accompanying notes to consolidated financial statements.

	Nine Months Ended
	September 30,
(dollars in millions)	2006	2005

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$1,007	$944
Payments on long-term debt, including current portion and refinancing costs	(567)	(130)

Equity Offering

	543	—
Net Cash Provided by Financing Activities	983	814
Discontinued Operations (Revised):
Net cash used in discontinued operating activities	(20)	(2)
Net cash used in investing activities	(53)	(19)
Net cash used in financing activities	—	(1)
Net effect of exchange rates on cash and cash equivalents	—	(4)
Net Cash Used in Discontinued Operations	(73)	(26)

Effect of Exchange Rates on Cash and Cash Equivalents	8	(15)

Net Change in Cash and Cash Equivalents	279	47

Cash and Cash Equivalents at Beginning of Period:
Cash attributable to continuing operations	379	338
Cash attributable to discontinued operations	73	105

Cash and Cash Equivalents at End of Period:
Cash attributable to continuing operations	$731	$411
Cash attributable to discontinued operations	$0	$79

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$445	$293
Income taxes paid (received)	—	(1)

Noncash Investing and Financing Activities
Common stock issued for acquisitions	$904	$—
Amendment and restatement of $730 million credit facility	730	—
Long-term debt issued in exchange transaction	619	—
Long-term debt retired in exchange transaction	692	—
Use of restricted securities to repay long-term debt	—	13

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2006

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2005	$8	$7,759	$(51)	$(8,192)	$(476)
Adjustment for EITF No. 04-6	—	—	—	(3)	(3)
Adjusted balance at December 31, 2005	8	7,759	(51)	(8,195)	(479)

Common Stock:
Issuances, net of offering costs	2	541	—	—	543
Stock plan grants	—	40	—	—	40
Shareworks plan	—	13	—	—	13
401(k) plan	—	12	—	—	12
Acquisitions	2	902	—	—	904
Net Loss	—	—	—	(507)	(507)

Other Comprehensive Income	—	—	36	—	36

Balances at September 30, 2006	$12	$9,267	$(15)	$(8,702)	$562

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2006	2005	2006	2005

Net Loss	$(138)	$(204)	$(507)	$(469)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation income (losses)	8	(2)	38	(66)
Unrealized holding gains (losses) on marketable equity securities and other arising during period	1	—	(1)	(1)
Reclassification adjustment for (income) losses included in net loss	—	1	(1)	3

Other Comprehensive Income (Loss) Before Tax	9	(1)	36	(64)

Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—	—

Other Comprehensive Income (Loss), Net of Taxes	9	(1)	36	(64)

Comprehensive Loss	$(129)	$(205)	$(471)	$(533)

SUPPLEMENTARY STOCKHOLDERS’ EQUITY (DEFICIT) INFORMATION

(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Other	Total

Accumulated other comprehensive income (loss):

Balance at December 31, 2005	$(19)	$(32)	$(51)
Change	38	(2)	36
Balance at September 30, 2006	$19	$(34)	$(15)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the “Company” or “Level 3”) in which it has control. The Company is engaged in enterprises primarily related to communications and coal mining.  Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis.  All significant intercompany accounts and transactions have been eliminated.

The Company completed its acquisition of Progress Telecom, LLC (“Progress Telecom”) on March 20, 2006, its acquisition of ICG Communications, Inc. (“ICG Communications”) on May 31, 2006, its acquisition of TelCove, Inc. (“TelCove”) on July 24, 2006 and its acquisition of Looking Glass Networks Holding Co., Inc. (“Looking Glass”) on August 2, 2006.  The Progress Telecom, ICG Communications, TelCove and Looking Glass results of operations, cash flows and financial position are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2).

On December 23, 2005, Level 3 acquired WilTel Communications Group, LLC and its operating subsidiaries (“WilTel”).  The financial position, results of operations and cash flows attributable to WilTel are included in the consolidated financial statements from the date of acquisition (See Note 2).

On September 7, 2006, Level 3 sold Software Spectrum, Inc. (“Software Spectrum”), the Company’s software reseller business, to Insight Enterprises, Inc. (“Insight Enterprises”).  On November 30, 2005, Level 3 sold (i)Structure, LLC (“(i)Structure”), Level 3’s wholly-owned IT infrastructure management outsourcing subsidiary to Infocrossing, Inc. (“Infocrossing”).  The two businesses comprised Level 3’s information services segment.  The results of operations and cash flows for the Software Spectrum and (i) Structure businesses have been classified as discontinued operations in the consolidated financial statements for all periods presented in this report (See Note 3).

The consolidated balance sheet of Level 3 at December 31, 2005 has been taken from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period.  Actual results could differ from these estimates.

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.  Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the effect that the application of FIN No. 48 will have on its consolidated results of operations and financial condition, but given the Company’s current net operating losses and net operating loss carryforwards, does not expect a significant effect on its results of operations or financial condition as a result of adopting FIN No. 48.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006.  The Company currently records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations.  The Company does not expect that the effect of adopting EITF No. 06-3 will be significant to its reported revenue, operating income and net earnings or loss but is currently evaluating the effect.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. Level 3 is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements, however, the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Acquisitions

In 2006, the Company embarked on a strategy to expand its presence in metropolitan markets.  The strategy will allow the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic.  The expansion into new metro markets should also provide additional opportunities to sell services to bandwidth intensive businesses on the Company’s national and international networks.  In order to expedite the expansion of its metro business, Level 3 acquired Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006.

Looking Glass Acquisition

On August 2, 2006, Level 3 completed the acquisition of Looking Glass, a privately held Illinois-based telecommunications company.  The consideration paid by Level 3 consisted of approximately $13 million in cash, including $4 million of transaction costs, and approximately 21 million shares of Level 3 common stock valued at $84 million on the date of acquisition.  In addition, at the closing, Level 3 repaid approximately $67 million of Looking Glass liabilities.  The transaction purchase price is not subject to any post-closing adjustments.

Level 3 entered into certain transactions with Looking Glass prior to the acquisition of Looking Glass by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue.  As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the Looking Glass transaction by $2 million, the amount of the unamortized deferred revenue balance on August 2, 2006.

TelCove Acquisition

On July 24, 2006, Level 3 completed the acquisition of TelCove., a privately held Pennsylvania-based telecommunications company. Under terms of the agreement, Level 3 paid $446 million in cash and issued approximately 150 million shares of Level 3 common stock, valued at $623 million on the date of acquisition.  In addition, Level 3 repaid $132 million of TelCove debt and acquired $13 million in capital leases in the transaction.  Also, the Company paid third party costs of approximately $15 million related to the transaction, which included certain costs incurred by TelCove.  The transaction price is not subject to any post-closing adjustments.

Level 3 entered into certain transactions with TelCove prior to the acquisition of TelCove by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue.  As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the TelCove transaction by less than $1 million, the amount of the unamortized deferred revenue balance on July 24, 2006.

ICG Communications

On May 31, 2006, Level 3 acquired all of the stock of ICG Communications., a privately held Colorado-based telecommunications company, from MCCC ICG Holdings, LLC excluding certain assets and liabilities.  Under the terms of the purchase agreement, Level 3 purchased ICG Communications for an aggregate consideration consisting of approximately 26 million shares of Level 3 common stock, valued at $131 million on the date of acquisition, and approximately $45 million in cash.  The Company also incurred costs of less than $1 million related to the transaction.  Post-closing adjustments, primarily working capital and other contractual matters, resulted in the payment of additional consideration of approximately $1 million in the third quarter of 2006.

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

Progress Telecom

On March 20, 2006, Level 3 completed its acquisition of all of the membership interests of Progress Telecom from PT Holding Company LLC (“PT Holding”) excluding certain specified assets and liabilities of Progress Telecom.  Progress Telecom was owned by PT Holding which is jointly owned by Progress Energy, Inc. and Odyssey Telecorp, Inc.  Under the terms of the purchase agreement, Level 3 purchased Progress Telecom for an aggregate purchase price consisting of approximately $69 million in cash and approximately 20 million shares of Level 3 common stock, valued at $66 million on the date of acquisition.  The purchase price was subsequently reduced by $2 million for working capital and other contractual matters.  The Company received payment of the $2 million adjustment in July 2006.  The Company also incurred costs of approximately $1 million related to the transaction.

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

WilTel

On December 23, 2005, the Company acquired WilTel from Leucadia National Corporation and its subsidiaries (together “Leucadia”).  The consideration paid consisted of approximately $390 million in cash, plus $100 million in cash to reflect Leucadia’s having complied with its obligation to leave that amount of cash in WilTel, and 115 million shares of newly issued Level 3 common stock (“Shares”), valued at $313 million on the date of acquisition.

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

Level 3 entered into certain transactions with WilTel prior to the acquisition of WilTel by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue.  As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the WilTel transaction by $2 million, the amount of the unamortized deferred revenue balance on December 23, 2005.

Pro Forma Financial Information

The following is unaudited pro forma financial information of the Company assuming the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass transactions occurred at the beginning of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2006	2005	2006	2005

Revenue	$905	$970	$2,830	$2,965
Loss from Continuing Operations	$(164)	$(175)	$(552)	$(418)
Income from Discontinued Operations	$25	$3	$46	$12
Net Loss	$(139)	$(172)	$(506)	$(406)
Net Loss per Share	$(0.12)	$(0.17)	$(0.46)	$(0.47)

The fair value of assets acquired and liabilities assumed in these transactions are based upon preliminary valuations as of the acquisition dates after reflecting other contractual purchase price adjustments and are subject to change due to further analysis of the assets acquired and liabilities assumed as well as integration plans.  The Company will continue to evaluate assets acquired and liabilities assumed based on the valuation analysis and integration efforts for the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass transactions.  The estimated fair value of assets acquired and liabilities assumed for the acquired companies are as follows.

	Looking		ICG	Progress
(dollars in millions)	Glass	TelCove	Communications	Telecom	WilTel
Assets:
Cash and cash equivalents	$3	$3	$6	$—	$128
Accounts receivable	8	23	7	3	257
Other current assets	2	5	2	2	22
Property, plant and equipment, net	130	796	10	77	621
Goodwill	—	183	125	32	—
Identifiable intangible assets	41	273	49	36	152
Other assets	1	—	4	—	26
Total Assets	185	1,283	203	150	1,206

Liabilities:
Accounts payable	5	20	6	1	204
Accrued payroll	1	6	2	1	29
Other current liabilities	12	20	10	7	61
Current portion of capital leases	—	3	—	1	—
Capital leases	—	10	3	8	—
Deferred revenue – Acquired Company	1	—	4	2	41
Deferred revenue - Level 3	(2)	—	(1)	(4)	(2)
Other liabilities	4	8	3	—	90
Total Liabilities	21	67	27	16	423
Purchase Price	$164	$1,216	$176	$134	$783

3.  Discontinued Operations

Software Spectrum

On September 7, 2006, Level 3 sold Software Spectrum, Inc. to Insight Enterprises, Inc., a leading provider of information technology products and services.  In connection with the transaction, Level 3 received total proceeds of $353 million in cash, consisting of a base purchase price of $287 million and a working capital adjustment of approximately $66 million.  The purchase price is subject to working capital and certain other post-closing adjustments.  Level 3 recognized a $33 million gain on the transaction in the third quarter of 2006 after transaction costs.

The following is the summarized results of operations of the Software Spectrum business for the periods through September 7, 2006 and the three and nine month periods ended September 30, 2005:

	July 1, 2006 through	Three Months Ended	January 1, 2006 through	Nine Months Ended
(dollars in millions)	September 7, 2006	September 30, 2005	September 7, 2006	September 30, 2005

Revenues	$260	$398	$1,400	$1,368
Costs and Expenses:
Cost of revenue	237	356	1,269	1,242
Depreciation and amortization	2	3	8	8
Selling, general and administrative	31	34	112	102
Total costs and expenses	270	393	1,389	1,352
Income (Loss) from Operations	(10)	5	11	16
Total Other Income (Expense)	2	(2)	5	(3)
Income Tax Benefit (Expense)	—	—	(3)	(1)
Net Income (Loss)	$(8)	$3	$13	$12

The following is summarized balance sheet information for Software Spectrum as of December 31, 2005 (dollars in millions):

December 31,
2005

Assets
Current Assets:
Cash and cash equivalents	$73
Receivables	431
Other	93
Total Current Assets	597

Property, Plant and Equipment, net	6
Goodwill and Other Intangibles, net	242
Other Assets, net	16
Total Assets	$861

Liabilities:
Current Liabilities:
Accounts payable	$420
Accrued payroll and employee benefits	17
Deferred revenue	67
Other	35
Total Current Liabilities	539

Deferred Revenue	11
Other Liabilities	12
Total Liabilities	562

Net Assets	$299

(i)Structure

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

The following is the summarized results of operations of the (i)Structure business for the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2005	September 30, 2005

Revenue	$17	$50
Costs and Expenses:
Cost of revenue	12	37
Depreciation and amortization	2	6
Selling, general and administrative	3	7
Total costs and expenses	17	50
Loss from Discontinued Operations	$—	$—

Software Spectrum and (i)Structure comprised Level 3’s Information Services segment.

4.  Restructuring Charges

In 2006, the Company initiated workforce reductions that are expected to affect approximately 1,200 employees in its North American communications business related to the integration of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass into Level 3’s operations.  The accounting treatment for the severance costs is dependent on whether those individuals affected are former employees of the acquired companies or Level 3 employees.  The estimated severance costs earned by employees of the acquired companies as of the acquisition date are included as a liability in the balance sheet as of the acquisition date.  The Company expects to incur approximately $32 million of severance and related costs for former WilTel, Progress Telecom, ICG Communications, Telcove and Looking Glass employees.  As of September 30, 2006, the Company paid $17 million of severance and related costs for these employees.  Severance costs attributable to Level 3 employees are recorded as a restructuring charge in the statement of operations once the employees are notified that their position will be eliminated and the severance arrangements are communicated to the employee.

As of September 30, 2006, the Company had notified or terminated approximately 730 employees (241 for Level 3 and 489 for acquired businesses) pursuant to these activities.  During the nine months ended September 30, 2006, the Company recorded approximately $5 million in restructuring charges for affected Level 3 employees.  As of September 30, 2006, the Company had remaining obligations of less than $1 million for those Level 3 employees terminated or notified.  The workforce reduction attributable to the WilTel integration activity is expected to be substantially complete by the end of 2006.  The workforce reductions attributable to the Progress Telecom, ICG Communications, TelCove and Looking Glass integration activities are expected to be completed in 2007.

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

A summary of the restructuring charges and related activity follows:

	Severance and Related		Facilities Related
	Number of Employees	Amount	Amount
		(in millions)	(in millions)
Balance December 31, 2004	—	$—	$16
2005 Charges	472	15	(1)
2005 Payments	(472)	(15)	(3)
Balance December 31, 2005	—	—	12
2006 Charges	241	5	—
2006 Payments	(223)	(5)	(1)
Balance September 30, 2006	18	$—	$11

Non-cash impairment charges were $1 million and $8 million for the three and nine months ended September 30, 2006.  In the third quarter of 2006, Level 3 recognized $1 million of non-cash impairment costs related to the termination of certain information technology projects in the communications business.  In the second quarter of 2006, Level 3 recognized $4 million of non-cash impairment charges primarily related to excess land of the communications business held for sale in Germany.  This charge resulted from the difference between the recorded carrying value and the estimated market value of the land.  In addition, the Company recognized $3 million of non-cash impairment charges in the first quarter of 2006 that resulted from the decision to terminate projects for certain voice services and certain information technology projects in the communications business.  These projects have identifiable costs which Level 3 can separately evaluate for impairment.  The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value.

The Company recognized impairment charges of $3 million in the third quarter of 2005 for estimated future cash payments which resulted from the difference between the Company’s obligations to the landlord for newly vacated leased property no longer needed by the Company’s communications business and the expected sublease income.

Non-cash impairment charges were $2 million and $6 million for the three and nine months ended September 30, 2005, respectively, and primarily resulted from the decision to terminate projects for certain Softswitch related products in the communications business.  The costs incurred for these projects, including capitalized operating expenses, were impaired as the carrying value of these projects exceeded their estimated fair value.

Level 3 continues to periodically conduct comprehensive reviews of the long-lived assets of its businesses, specifically communication assets deployed along its intercity network and in its gateway facilities.  It is possible that assets may be identified as impaired and impairment charges may be recorded to reflect the realizable value of these assets in future periods.

5. Termination Revenue

Termination revenue is recognized when a customer disconnects service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred.  Termination revenue is reported in the same manner as the original service provided, and amounted to less than $1 million and $3 million for the three and nine months ended September 30, 2006, respectively, and $1 million and $132 million during the three and nine months ended September 30, 2005, respectively. The termination revenue in 2005 is primarily attributable to the following two transactions:

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

In March 2005, Level 3 entered into an agreement with 360networks (USA) Inc. (“360networks”) in which both parties agreed to terminate a 20-year Indefeasible Right of Use (“IRU”) agreement. Under the new agreement, 360networks returned the dark fiber originally provided by Level 3. Under the original IRU agreement signed in 2000, the cash received by Level 3 was deferred and was being amortized to revenue over the 20-year term of the agreement. As a result of this transaction, Level 3 recognized the unamortized deferred revenue of approximately $86 million as non-cash termination revenue in the first quarter of 2005.

6.  Loss Per Share

The Company had a loss from continuing operations for the three and nine months ended September 30, 2006 and 2005.  Therefore, the dilutive effect of the approximately 481 million and 417 million shares issuable pursuant to convertible debt securities at September 30, 2006 and 2005, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.  In addition, the dilutive effect of the approximately 53 million and 64 million options, outperform stock options, restricted stock units and warrants outstanding at September 30, 2006 and 2005, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per share calculations for the three and nine months ended September 30, 2006 and 2005 (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Loss from Continuing Operations	$(163)	$(207)	$(553)	$(481)
Income from Discontinued Operations	25	3	46	12
Net Loss	$(138)	$(204)	$(507)	$(469)
Total Number of Weighted Average Shares Outstanding used to Compute Basic and Dilutive Loss Per Share (in thousands)	1,128,153	699,332	944,863	695,060

Loss Per Share of Common Stock
(Basic and Diluted):
Loss from Continuing Operations	$(0.14)	$(0.29)	$(0.59)	$(0.69)
Income from Discontinued Operations	0.02	—	0.05	0.02
Net Loss	$(0.12)	$(0.29)	$(0.54)	$(0.67)

7.     Receivables

Receivables at September 30, 2006 and December 31, 2005 were as follows (dollars in millions):

	Communications	Coal	Total
September 30, 2006

Accounts Receivable – Trade	$361	$7	$368
Allowance for Doubtful Accounts	(17)	—	(17)
	$344	$7	$351

December 31, 2005

Accounts Receivable – Trade	$400	$9	$409
Allowance for Doubtful Accounts	(17)	—	(17)
	$383	$9	$392

The Company recognized bad debt expense in selling, general and administrative expenses of less than $1 million and $1 million for the three and nine months ended September 30, 2006, respectively, and less than $1 for the three and nine month periods ended September 30, 2005, respectively.  Level 3 received proceeds for amounts previously deemed uncollectible of less than $1 million for each of the three and nine months ended September 30, 2006, respectively, and less than $1 million for each of the three and nine month periods ended September 30, 2005, respectively.  The Company decreased accounts receivable and allowance for doubtful accounts by approximately $1 million for the nine month period ended September 30, 2005 for previously reserved amounts the Company deemed as uncollectible.

8.     Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $21 million and $47 million for the three and nine months ended September 30, 2006, respectively.  Included in capitalized labor and related costs were $1 million and $2 million of capitalized non-cash compensation costs related to outperform stock options and restricted stock units for the three and nine months ended September 30, 2006, respectively.  Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $14 million and $37 million for the three and nine months ended September 30, 2005, respectively.  Included in capitalized labor and related costs were less than $1 million and $2 million of capitalized non-cash compensation costs related to outperform stock options and restricted stock units for the three and nine months ended September 30, 2005, respectively.

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

During the third quarter of 2006, Level 3 determined that the period the Company expects to use its existing electronic equipment is longer than the remaining useful life as originally estimated.  As a result, the Company extended the depreciable life of its existing transmission equipment from 5 years to 7 years and existing IP equipment from 3 years to 4 years.  This change in estimate, effected as of July 1, 2006, was accounted for prospectively, in accordance with SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), and reduced depreciation expense by $13 million in the third quarter of 2006.  In addition, this change in estimate reduced net loss from continuing operations and net loss by $13 million, or approximately $0.01 per share for both the three and nine month periods ended September 30, 2006.

During the second quarter of 2006, Level 3 determined that the period the Company expects to use its existing fiber is longer than the remaining useful life as originally estimated.  As a result, the Company extended the depreciable life of its existing fiber from 7 years to 12 years.  This change in estimate, effected as of April 1, 2006, was accounted for prospectively, in accordance with SFAS No. 154, and reduced depreciation expense by $18 million in the second quarter of 2006.  In addition, this change in estimate reduced net loss from continuing operations and net loss by $18 million, or approximately $0.02 per share for the nine months ended September 30, 2006 and the three months ended June 30, 2006.

Depreciation expense was $162 million and $478 million for the three and nine months ended September 30, 2006, respectively. Depreciation expense was $143 million and $440 million for the three and nine months ended September 30, 2005, respectively.

9.  Goodwill and Other Intangibles, net

Goodwill and Other Intangibles, net at September 30, 2006 and December 31, 2005 were as follows (dollars in millions):

	Goodwill	Other Intangibles
September 30, 2006
360networks	$—	$3
Sprint	—	8
ICG Managed Modem	—	—
Telverse	—	11
Genuity	—	12
WilTel	—	139
Progress Telecom	32	34
ICG Communications	125	48
TelCove	183	270
Looking Glass	—	41
McLeod	40	—
XCOM	30	—
	$410	$566
December 31, 2005
360networks	$—	$4
Sprint	—	16
ICG Managed Modem	—	4
Telverse	—	16
Genuity	—	30
WilTel	—	151
McLeod	40	—
XCOM	30	—
	$70	$221

A preliminary valuation of the assets acquired in the TelCove transaction as of the acquisition date, indicates customer related intangible assets of approximately $253 million, with a weighted average estimated life of 10 years and wireless license assets of approximately $20 million with an indefinite life.  The Company amortized $3 million associated with TelCove’s customer related intangible assets during the third quarter of 2006.

The Company valued customer-related intangibles acquired in the Looking Glass transaction to be approximately $41 million as of the acquisition date.  The Company expects to amortize these intangible assets over an estimated useful life of 10 years.

A preliminary valuation of the assets acquired in the ICG Communications transaction indicated a value of $49 million for customer-related intangible assets with an estimated useful life of 10 years.

A preliminary valuation of the assets acquired in the Progress Telecom acquisition resulted in a value of $25 million for customer-related intangible assets with an estimated useful life of 8 years.  In the second quarter of 2006, Level 3 adjusted the fair value of the customer-related intangible assets to $36 million and reduced the value of property, plant and equipment to $77 million based on an updated valuation of the assets acquired and liabilities assumed in the transaction.

The preliminary purchase price valuations for Progress Telecom, ICG Communications and TelCove indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed by $32 million, $125 million and $183 million, respectively.  A preliminary estimate of the assets acquired and liabilities assumed in the Looking Glass transaction indicates that the fair value of the identifiable net assets acquired exceeds the consideration paid to the former owners.

Goodwill is assessed at least annually for impairment in accordance with SFAS No. 142, beginning with the first anniversary of the acquisition and December 31 of each year thereafter.  As of September 30, 2006, the Company has not recorded impairment expenses for the goodwill or intangible assets identified in the previous table.

Amortization expense was $20 million and $55 million for the three and nine months ended September 30, 2006, respectively.  Amortization expense was $15 million and $46 million for the three and nine months ended September 30, 2005, respectively.

The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2006-$78 million; 2007-$66 million; 2008-$52 million; 2009-$48 million, 2010-$47 million and thereafter-$278 million.

10.  Long-Term Debt

At September 30, 2006 and December 31, 2005, long-term debt was as follows:

	September 30,	December 31,
(dollars in millions)	2006	2005

Senior Secured Term Loan (11.82% due 2011)	$730	$730
Senior Notes (9.125% due 2008)	—	954
Senior Notes (11.0% due 2008)	78	132
Senior Discount Notes (10.5% due 2008)	—	144
Senior Euro Notes (10.75% due 2008)	63	59
Convertible Senior Notes (2.875% due 2010)	374	374
Senior Discount Notes (12.875% due 2010)	488	488
Senior Euro Notes (11.25% due 2010)	132	123
Senior Notes (11.25% due 2010)	96	96
Senior Notes (11.5% due 2010)	692	—
Fair value adjustment on Senior Notes	(64)	—
Senior Notes (10.75% due 2011)	500	500
Floating Rate Senior Notes (11.42% due 2011)	150	—
Issue discount on Floating Rate Senior Notes	(5)	—
Senior Notes (12.25% due 2013)	550	—
Issue discount on Senior Notes	(2)	—
Convertible Senior Notes (5.25% due 2011)	345	345
Convertible Senior Notes (10.0% due 2011)	880	880
Convertible Senior Notes (3.5% due 2012)	335	—
Convertible Senior Discount Notes (9.0% due 2013)	269	252
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514

CBRE Commercial Mortgage (6.86% due 2015)	70	70
Capital Leases	24	—
Other	1	—
	6,582	6,023
Less current portion	(5)	—
	$6,577	$6,023

The debt instruments above contain certain financial and non-financial covenants with which the Company believes it is in full compliance as of September 30, 2006.

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

Level 3 used a portion of the net proceeds from this offering and its common stock offering completed in the second quarter to redeem certain debt securities maturing in 2008.  The remaining proceeds were used for acquisitions and for general corporate purposes, including working capital and capital expenditures.

Floating Rate Senior Notes due 2011

On March 14, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. (“Level 3 Financing”), a wholly-owned subsidiary of the Company, as borrower, entered into an indenture with the Bank of New York, as trustee, and issued $150 million aggregate principal amount of floating rate senior notes due 2011 (“Floating Rate Senior Notes due 2011”) in a private offering.  After transaction costs, the Company received net proceeds associated with this offering of $142 million.

The Floating Rate Senior Notes due 2011 rank equal in right of payment with all other senior unsecured obligations of Level 3 Financing and have an initial interest rate equal to the six month London Interbank Offered Rate (“LIBOR”), plus 6.375%, which will be reset semi-annually.  Interest on the notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006.  The interest rate was 11.8% at September 30, 2006 and was determined at the commencement of the interest period beginning on the issuance date.  The Floating Rate Senior Notes due 2011 were priced at 96.782% of par.  The discount is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the Floating Rate Senior Notes due 2011 using the effective interest method.

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

On March 14, 2006, Level 3, Level 3 Financing and the initial purchasers of the Floating Rate Senior Notes due 2011 entered into a registration rights agreement relating to the Floating Rate Senior Notes due 2011 pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission.  The Company’s exchange offer registration statement for these notes was declared effective by the Securities and Exchange Commission on August 8, 2006 and the exchange offer relating to these notes was subsequently completed.

Debt issuance costs of $3 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2011 using the effective interest method.

12.25% Senior Notes due 2013

On March 14, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, as borrower, entered into an indenture with the Bank of New York, as trustee, and issued $250 million aggregate principal amount of 12.25% senior notes due 2013 (“12.25% Senior Notes due 2013”) in a private offering.

On April 6, 2006, the Company issued $300 million aggregate principal amount of 12.25% Senior Notes due 2013 in a private offering.  These notes together with the $250 million aggregate principal amount of 12.25% Senior Notes due 2013 issued on March 14, 2006 will be treated under the same indenture as a single series of notes.  The Company received net proceeds of $538 million associated with the 12.25% Senior Notes due 2013.

The 12.25% Senior Notes due 2013 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing.  Level 3 has guaranteed the 12.25% Senior Notes due 2013.  The notes will mature on March 15, 2013.  Interest on the notes accrues at 12.25% per year and is payable on March 15 and September 15 of each year, beginning on September 15, 2006.  The $250 million of 12.25% Senior Notes due 2013 issued on March 14, 2006 were priced at 96.618% of par.  The $300 million of 12.25% Senior Notes due 2013 issued on April 6, 2006 were priced at 102% of par.  The resulting net discount of the two issuances of approximately $2 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the remaining term of the 12.25% Senior Notes due 2013 using the effective interest method.

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

On March 14, 2006, Level 3 Communications, Inc., Level 3 Financing and the initial purchasers of the 12.25% Senior Notes due 2013 entered into a registration rights agreement regarding the 12.25% Senior Notes due 2013 pursuant to which Level 3 Communications, Inc. and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission.  The Company’s exchange offer registration statement for these notes was declared effective by the Securities and Exchange Commission on August 8, 2006 and the exchange offer relating to these notes was subsequently completed.

Debt issuance costs of approximately $5 million were capitalized and are being amortized over the term of the 12.25% Senior Notes due 2013.

The debt represented by the 12.25% Senior Notes due 2013 together with the Floating Rate Notes due 2011 constitutes purchase money indebtedness under the indentures of Level 3.

Capital Leases

As part of the TelCove transaction completed on July 24, 2006, the Company assumed certain capital lease obligations of TelCove primarily for IRU dark fiber facilities and office space of $13 million.  The capital leases mature at various dates through December 2030.

As part of the Progress Telecom transaction completed on March 20, 2006, the Company assumed certain capital lease obligations of Progress Telecom for IRU dark fiber facilities of $9 million.  The capital leases mature at various dates through 2021.

As part of the ICG Communications transaction on May 31, 2006, the Company assumed certain capital lease obligations of ICG Communications for IRU dark fiber facilities of $3 million.  The capital leases mature at various dates through 2018.

Debt Redemption

On July 13, 2006, Level 3 redeemed all of its outstanding 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 remaining after the debt exchange completed on January 13, 2006, described below.  Aggregate principal, call premium and accrued interest totaled $470 million.

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

The amendment of the credit facility was treated as an extinguishment of the existing debt instrument due to the significant change in lenders of the debt per EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”).  The fair value of the amended and restated credit facility approximated the carrying value of the original credit facility as the interest rate of the amended and restated credit facility approximated current market rates.  As part of the transaction, Level 3 paid a prepayment premium of approximately $42 million to existing debt holders.  The prepayment premium along with the unamortized deferred debt issuance costs of $13 million from the original offering, were recognized as a loss on the extinguishment of debt in the second quarter of 2006.  The Company also incurred $11 million of third party costs to complete this transaction.  These costs were reflected as deferred debt issuance costs and will be amortized to interest expense over the term of the debt using the effective interest method.

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

Pursuant to the guidance in EITF No. 96-19, the Company accounted for the exchange of the 9.125% Senior Notes and the 11% Senior Notes as an extinguishment of debt and recognized a gain of approximately $27 million in Other Income in the first quarter of 2006.  The gain was determined using the fair value of the new 11.5% Senior Notes at the time of issuance.  The fair value of the 11.5% Senior Notes was approximately $73 million less than the face amount of the debt.  The accretion of the $73 million discount will be reflected as interest expense in future periods using the effective interest method.  The 11.5% Senior Notes were recorded at their fair value on the transaction date and will accrete to their face value at maturity.  Premiums paid to holders of the 9.125% Senior Notes and the 11% Senior Notes of $41 million reduced the gain on extinguishment of debt.

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

The Company’s exchange offer registration statement for these notes was declared effective by the Securities and Exchange Commission on August 8, 2006 and the exchange offer relating to these notes was subsequently completed.

Future Debt Maturities

The Company’s contractual obligations at September 30, 2006 related to debt, including capital leases and excluding issue discounts and fair value adjustments, will require estimated cash payments during each of the five succeeding years as follows: 2006-$1 million; 2007-$6 million; 2008-$146 million; 2009-$365 million and 2010-$2,364 million and thereafter-$3,771 million.

11.  Stock-Based Awards

Beginning January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).  The adoption of SFAS No. 123R on January 1, 2006 did not have a significant effect on the Company’s financial position or results of operations as the Company adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) in 1998.  SFAS No. 123R requires that estimated forfeitures be factored in the amount of expense recognized for awards that are not fully vested.  The Company has historically recorded the effect of forfeitures of equity awards as they occur.  The effect of applying the change from the original provisions of SFAS No. 123 on the Company’s results of operations and basic and diluted earnings per share for the three and nine months ended September 30, 2006 was not significant.

The Company recognized in the consolidated statement of operations a total of $18 million and $52 million of non-cash compensation for the three and nine months ended September 30, 2006, respectively.  Included in discontinued operations is non-cash compensation expense of less than $1 million and $2 million for the three and nine months ended September 30, 2006, respectively.   During the second quarter of 2006, the October 2005 and January 2006 grants were valued using May 15, 2006 as the grant date, in accordance with SFAS No. 123R, and resulted in a $6 million increase in non-cash compensation expense.  As stated in the Company’s proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company’s Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company’s Board of Directors to amend and restate the plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008.  After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could exist as to the date of the expiration of the plan. To remove any ambiguity, the Board of Directors sought the approval of the Company’s stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010.  This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006.  In addition, the Company capitalized $1 million and $2 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and nine months ended September 30, 2006, respectively.

The Company recognized in the consolidated statement of operations a total of $13 million and $32 million of non-cash compensation for the three and nine months ended September 30, 2005, respectively.  Included in discontinued operations is non-cash compensation expense of $1 million and $3 million for the three and nine months ended September 30, 2005, respectively.  In addition, the Company capitalized $1 million and $2 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for the three and nine months ended September 30, 2005, respectively.

SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash flow if the tax benefits are expected to be realizable.  As the Company is currently in a net operating loss position and does not expect to generate net income in the near term, Level 3’s management does not expect to realize tax benefits from share-based compensation for the foreseeable future.

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2006	2005	2006	2005

OSO	$10	$5	$27	$14
Restricted Stock	4	6	14	12
Shareworks Match Plan	—	—	—	(2)
401(k) Match Expense	5	4	14	12
401(k) Discretionary Grant Plan	—	—	1	1
	19	15	56	37
Capitalized Non-cash Compensation	(1)	(1)	(2)	(2)
	18	14	54	35
Discontinued Operations	—	(1)	(2)	(3)
	$18	$13	$52	$32

Non-qualified Stock Options and Warrants

At September 30, 2006, there were approximately 14.6 million warrants outstanding ranging in exercise price from $4.00 to $29.00.  As of September 30, 2006, all of the warrants previously granted were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations.  Of these warrants, all were exercisable at September 30, 2006, with a weighted average exercise price of $7.79 per warrant.

The Company has not granted NQSOs since 2000.  As of September 30, 2006, all NQSOs previously granted were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations.  At September 30, 2006, there were approximately 6 million NQSOs outstanding with exercise prices ranging from $1.76 to $8.00. The weighted average exercise price of the NQSOs outstanding was $5.70 at September 30, 2006.

Outperform Stock Option Plan

In April 1998, the Company adopted an outperform stock option (‘‘OSO’’) program that was designed so that the Company’s stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management’s and stockholders’ interests by basing stock option value on the Company’s ability to outperform the market in general, as measured by the Standard & Poor’s (‘‘S&P’’) 500 Index. Participants in the OSO program do not realize any value from awards unless the Company’s common stock price outperforms the S&P 500 Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500 Index (or less than the corresponding loss on the S&P Index for grants awarded before September 30, 2005), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company’s common stock outperforms the S&P 500 Index. To the extent that Level 3’s common stock outperforms the S&P 500 Index, the value of OSOs to a holder may exceed the value of nonqualified stock options.

The Company’s OSO program targets that no more than 25% of Level 3’s outperformance is delivered to employee-owners, and that the exercise of past and future OSO grants does not exceed shares reserved for issuance under the Company’s 1995 Stock Plan, as amended.  The method for determining the value of an individual OSO is described below:

The initial strike price, as determined on the day prior to the OSO grant date, is adjusted over time (the “Adjusted Strike Price”), until the exercise date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500 Index from the date of grant to the date of exercise.  The value of the OSO increases for increasing levels of outperformance.  OSO awards outstanding as of September 30, 2006 have a multiplier range from zero to four depending upon the performance of Level 3 common stock relative to the S&P 500 Index as shown in the following table.

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

OSO awards are granted quarterly to eligible participants.  Awards outstanding at September 30, 2006 have a 4-year life and vest 50% at the end of the first year after the grant, with the remaining 50% vesting over the second year (12.5% per quarter).

The Company utilizes a modified Black-Scholes model to value outperform stock options granted to employees.  The Company believes that given the relative short life of the options and the other variables used in the model, the modified Black-Scholes model provides a reasonable estimate of the fair value of the OSOs at the time of grant.

The fair value under SFAS No. 123R for the approximately 6.1 million OSO awarded to participants during the nine months ended September 30, 2006 was approximately $36 million using a modified Black-Scholes valuation model with the assumptions outlined in the table below.  The resulting theoretical value per option granted in 2006 is 153% of the stock price on the grant date as defined in SFAS No. 123R.  The theoretical value of options granted in 2005 was 116% of the stock price.  In accordance with SFAS No. 123R, the Company used an estimated forfeiture rate of 10.19% in determining expense recognition.  As of September 30, 2006, the Company had not reflected $24 million of unamortized compensation expense in its financial statements for previously granted OSOs.  The weighted average period over which this cost will be recognized is 1.5 years.

The fair value of each OSO grant equals the calculated theoretical value multiplied by the Level 3 common stock price on the grant date.  The modified Black-Scholes valuation model used the following assumptions during the nine months ended September 30:

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

A summary of OSO activity for the nine months ended September 30, 2006 follows:

	Number	Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
			(in millions)
Outstanding at January 1, 2006	14,245,976	$3.34
Options granted	6,053,889	4.19
Options exercised	(1,761,947)	3.05
Options forfeited	(1,008,504)	3.65
Options expired	(2,792,616)	3.60
Outstanding at September 30, 2006	14,736,798	$3.65	$87	2.52 years

Outstanding, exercisable (“vested”)	7,746,863	$3.55	$47	1.82 years

During the first nine months of 2006, the Company issued 2 million shares of Level 3 common stock upon the exercise of OSOs.

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSOs on the grant date and the intrinsic value represents the value of OSOs that have outperformed the S&P 500 Index as of September 30, 2006.

The total realized value of OSOs exercised for each of the three and nine month periods ended September 30, 2006 was $3 million and $10 million, respectively.

Restricted Stock and Units

During the first nine months of 2006, approximately 3.8 million shares of restricted stock or restricted stock units were granted to employees and non-employee members of the Board. The restricted stock units and shares were granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted units and stock granted in 2006 was $16 million as calculated using the fair value of the Level 3 common stock on the grant date.  As of September 30, 2006, the total compensation cost related to nonvested restricted stock or restricted stock units not yet recognized was $25 million, and the weighted average period over which this cost will be recognized is 2.6 years.

For the first nine months of 2006, the changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	23,376,843	$2.06
Stock and units granted	3,816,558	4.26
Lapse of restrictions	(6,901,860)	2.10
Stock and units forfeited	(2,155,151)	2.49
Nonvested at September 30, 2006	18,136,390	$2.45

The Weighted Average Grant Date Fair Value of restricted stock and restricted stock units granted during the nine months ended September 30, 2006 and 2005 were $4.26 and $2.02, respectively.  The total fair value of restricted stock and restricted stock units vested during the nine month ended September 30, 2006 and 2005 was $14 million and $2 million, respectively.

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“401(k) Plan”).  Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $15,000 in 2006. The Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits for employees of the communications businesses.  The Company’s matching contributions are made with Level 3 common stock based on the closing stock price on each pay date.  Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested.  The Company’s matching contributions will vest ratably over the first three years of service.  The Company made matching contributions of $5 million and $14 million for the three and nine months ended September 30, 2006, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2005, respectively, which were recorded as selling, general and administrative expenses.

The Company made a discretionary contribution to the 401(k) Plan in Level 3 common stock as of December 31, 2005, equal to three percent of eligible employees’ 2005 eligible earnings.  The deposit was made into the eligible employees’ 401(k) accounts during the first quarter of 2006.

The WilTel Communications employees began contributing to the Level 3 plan on June 17, 2006.  On July 3, 2006, the WilTel Communications plan assets were merged into the Level 3 plan.  Prior to June 17, 2006, employees of WilTel Communications that participated in the WilTel 401(k) Plan received an employer matching cash contribution of 100% of employee contributions up to 6% of eligible earnings or regulatory limits.  The Company made matching cash contributions of $3 million for the period from January 1 through June 16, 2006.

The Progress Telecom employees began contributing to the Level 3 plan on March 20, 2006.  The Progress Telecom plan assets were merged into the Level 3 plan on August 7, 2006.

The ICG Communications employees began contributing to the Level 3 plan on July 1, 2006.  There were no matching cash contributions for ICG Communications for the period of May 31, 2006, the date of acquisition, through July 1, 2006.  The ICG Communications plan assets were merged into the Level 3 plan on September 1, 2006.

The TelCove and Looking Glass employees began contributing to the Level 3 plan on August 4, 2006 and September 9, 2006, respectively.  The matching cash contributions made to the TelCove and Looking Glass plans for the period from the respective acquisition date to the date employees began contributing to the Level 3 plan was less than $1 million each for TelCove and Looking Glass, respectively.

12.    Industry and Segment Data

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent separate strategic business units that offer different products and serve different markets.  The Company’s current reportable segments include: communications and coal mining (See Note 1). Other primarily includes other corporate assets and overhead not attributable to a specific segment.  In the third quarter of 2006, the Company exited the information services business as a result of the sale of Software Spectrum. Information for the prior periods has been revised due to reclassification of the information services businesses as discontinued operations in the consolidated financial statements (See Note 3).

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

The data presented in the following tables includes information for the three and nine months ended September 30, 2006 and 2005 for all statement of operations and cash flow information presented, and as of September 30, 2006 and December 31, 2005 for all balance sheet information presented.  Information related to acquired businesses is included from their respective acquisition dates.  Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2006 presentation.

		Coal
(dollars in millions)	Communications	Mining	Other	Total

Three Months ended September 30, 2006
Revenue:
North America	$809	$17	$—	$826
Europe	49	—	—	49
Other	—	—	—	—
	$858	$17	$—	$875
Adjusted OIBDA:
North America	$168	$3	$(1)
Europe	6	—	—
Other	—	—	—
	$174	$3	$(1)
Net Capital Expenditures:
North America	$109	$—	$—	$109
Europe	11	—	—	11
Other	—	—	—	—
	$120	$—	$—	$120
Depreciation and Amortization:
North America	$164	$1	$—	$165
Europe	17	—	—	17
Other	—	—	—	—
	$181	$1	$—	$182

Nine Months ended September 30, 2006
Revenue:
North America	$2,345	$51	$—	$2,396
Europe	136	—	—	136
Other	—	—	—	—
	$2,481	$51	$—	$2,532
Adjusted OIBDA:
North America	$461	$6	$(4)
Europe	30	—	—
Other	—	—	—
	$491	$6	$(4)
Net Capital Expenditures:
North America	$221	$1	$—	$222
Europe	29	—	—	29
Other	—	—	—	—
	$250	$1	$—	$251
Depreciation and Amortization:
North America	$474	$3	$—	$477
Europe	56	—	—	56
Other	—	—	—	—
	$530	$3	$—	$533

		Coal
(dollars in millions)	Communications	Mining	Other	Total

Three Months ended September 30, 2005
Revenue:
North America	$327	$20	$—	$347
Europe	37	—	—	37
Other	—	—	—	—
	$364	$20	$—	$384
Adjusted OIBDA:
North America	$77	$4	$(4)
Europe	7	—	—
Other	—	—	—
	$84	$4	$(4)
Net Capital Expenditures:
North America	$87	$—	$—	$87
Europe	5	—	—	5
Other	—	—	—	—
	$92	$—	$—	$92
Depreciation and Amortization:
North America	$142	$2	$—	$144
Europe	14	—	—	14
Other	—	—	—	—
	$156	$2	$—	$158

Nine Months ended September 30, 2005
Revenue:
North America	$1,136	$56	$—	$1,192
Europe	109	—	—	109
Other	—	—	—	—
	$1,245	$56	$—	$1,301
Adjusted OIBDA:
North America	$363	$14	$(1)
Europe	10	—	—
Other	—	—	—
	$373	$14	$(1)
Net Capital Expenditures:
North America	$211	$1	$—	$212
Europe	21	—	—	21
Other	—	—	—	—
	$232	$1	$—	$233
Depreciation and Amortization:
North America	$425	$4	$—	$429
Europe	57	—	—	57
Other	—	—	—	—
	$482	$4	$—	$486

Communications Revenue and Adjusted OIBDA include termination revenue of less than $1 million and $3 million in the three and nine months ended September 30, 2006, respectively, and $1 million and $132 million for the three and nine months ended September 30, 2005, respectively.

		Information	Coal
(dollars in millions)	Communications	Services	Mining	Other	Total
Identifiable Assets
September 30, 2006
North America	$7,244	$—	$99	$1,229	$8,572
Europe	751	—	—	20	771
Other	—	—	—	—	—
	$7,995	$—	$99	$1,249	$9,343
December 31, 2005
North America	$5,782	$651	$90	$790	$7,313
Europe	716	190	—	34	940
Other	—	20	—	4	24
	$6,498	$861	$90	$828	$8,277
Long-Lived Assets (excluding Goodwill)
September 30, 2006
North America	$6,387	$—	$88	$—	$6,475
Europe	717	—	—	—	717
Other	—	—	—	—	—
	$7,104	$—	$88	$—	$7,192
December 31, 2005
North America	$5,502	$68	$75	$—	$5,645
Europe	696	1	—	—	697
Other	—	1	—	—	1
	$6,198	$70	$75	$—	$6,343
Goodwill
September 30, 2006
North America	$410	$—	$—	$—	$410
Europe	—	—	—	—	—
	$410	$—	$—	$—	$410
December 31, 2005 (1)
North America	$70	$194	$—	$—	$264
Europe	—	—	—	—	—
	$70	$194	$—	$—	$264

(1) The December 31, 2005 Goodwill for Information Services presented in the table above includes $194 million of goodwill related to Software Spectrum.  This goodwill is included in the Consolidated Balance Sheet in Noncurrent Assets of Discontinued Operations.

Communications revenue is grouped into three categories: 1) Core Services  (including transport and infrastructure services, IP & data services, voice services and Vyvx services) 2) Other Services (including managed modem and its related reciprocal compensation, DSL aggregation, and legacy managed IP services), and 3) SBC Contract Services.  This revenue reporting structure represents a change from prior year presentations to reflect how the Company’s management will invest and manage cash flows in the communications business going forward.  Management believes this service grouping provides more meaningful information to the reader of the financial statements because each of the revenue categories has different expectations with respect to future performance.

	Services
			SBC Contract
(dollars in millions)	Core	Other	Services	Total
Communications Revenue

Three Months Ended September 30, 2006
North America	$496	$106	$207	$809
Europe	48	1	—	49
Other	—	—	—	—
	$544	$107	$207	$858

Nine Months Ended September 30, 2006
North America	$1,221	$347	$777	$2,345
Europe	133	3	—	136
Other	—	—	—	—
	$1,354	$350	$777	$2,481

Three Months Ended September 30, 2005
North America	$175	$152	$—	$327
Europe	36	1	—	37
Other	—	—	—	—
	$211	$153	$—	$364

Nine Months Ended September 30, 2005
North America	$614	$522	$—	$1,136
Europe	105	4	—	109
Other	—	—	—	—
	$719	$526	$—	$1,245

Core includes termination revenue of less than $1 million and $1 million for the three and nine months ended September 30, 2006, respectively, and less than $1 million and $131 million for the three and nine months ended September 30, 2005, respectively.

The majority of North American revenue consists of services delivered within the United States.  The majority of European revenue consists of services delivered within the United Kingdom but also includes France and Germany.  Transoceanic revenue is allocated to Europe.

The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the three and nine months ended September 30, 2006 and 2005:

(dollars in millions)	Communications	Information Services	Coal Mining	Other

Three Months Ended September 30, 2006

Net Income (Loss)	$(167)	$25	$2	$2
Income from Discontinued Operations	—	(25)	—	—
Income Tax (Benefit)/Expense	1	—	—	(3)
Total Other (Income) Expense	140	—	—	—
Operating Income (Loss)	(26)	—	2	(1)
Depreciation and Amortization Expense	181	—	1	—
Non-Cash Compensation Expense	18	—	—	—
Non-Cash Impairment Charge	1	—	—	—
Adjusted OIBDA	$174	$—	$3	$(1)

Nine Months Ended September 30, 2006

Net Income (Loss)	$(557)	$46	$3	$1
Income from Discontinued Operations	—	(46)	—	—
Income Tax Benefit	—	—	—	(2)
Total Other (Income) Expense	458	—	—	(3)
Operating Income (Loss)	(99)	—	3	(4)
Depreciation and Amortization Expense	530	—	3	—
Non-Cash Compensation Expense	52	—	—	—
Non-Cash Impairment Charge	8	—	—	—
Adjusted OIBDA	$491	$—	$6	$(4)

Three Months Ended September 30, 2005

Net Income (Loss)	$(211)	$3	$8	$(4)
Income from Discontinued Operations	—	(3)	—	—
Income Tax Expense	1	—	—	—
Total Other (Income) Expense	123	—	(6)	—
Operating Income (Loss)	(87)	—	2	(4)
Depreciation and Amortization Expense	156	—	2	—
Non-Cash Compensation Expense	13	—	—	—
Non-Cash Impairment Charge	2	—	—	—
Adjusted OIBDA	$84	$—	$4	$(4)

Nine Months Ended September 30, 2005

Net Income (Loss)	$(495)	$12	$15	$(1)
Income from Discontinued Operations	—	(12)	—	—
Income Tax Expense	1	—	1	1
Total Other (Income) Expense	347	—	(6)	(1)
Operating Income (Loss)	(147)	—	10	(1)
Depreciation and Amortization Expense	482	—	4	—
Non-Cash Compensation Expense	32	—	—	—
Non-Cash Impairment Charge	6	—	—	—
Adjusted OIBDA	$373	$—	$14	$(1)

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

It is customary in Level 3’s industries to use various financial instruments in the normal course of business.  These instruments include items such as letters of credit.  Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions.  As of September 30, 2006, Level 3 had outstanding letters of credit of approximately $48 million which are collateralized by cash that is reflected on the consolidated balance sheet as restricted cash and securities.

14.    Condensed Consolidating Financial Information

In October 2003, Level 3 Financing, issued $500 million 10.75% Senior Notes due 2011. These notes are unsecured obligations of Level 3 Financing, however, they are jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC (a wholly-owned subsidiary of Level 3 Financing).  The 10.75% Senior Notes were registered with the Securities and Exchange Commission in 2005.

In March 2006, Level 3 Financing issued $150 million Floating Rate Senior Notes due 2011 and $250 million 12.25% Senior Notes due 2013.  In addition, on April 6, 2006, Level 3 Financing issued an additional $300 million of 12.25% Senior Notes due 2013.  These notes are unsecured obligations of Level 3 Financing, however, they are fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC.

In conjunction with the registration of the 10.75% Senior Notes, Floating Rate Senior Notes due 2011 and 12.25% Senior Notes due 2013 the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.”

Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2006 and 2005 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly-owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2006

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$320	$597	$(42)	$875
Costs and Expenses:
Cost of Revenue	—	—	120	302	(40)	382
Depreciation and Amortization	—	—	76	106	—	182
Selling, General and Administrative	2	—	203	131	(2)	334
Restructuring and Impairment Charges	—	—	2	—	—	2
Total Costs and Expenses	2	—	401	539	(42)	900
Operating Income (Loss)	(2)	—	(81)	58	—	(25)

Other Income (Loss), net:
Interest Income	4	1	12	2	—	19
Interest Expense	(107)	(51)	—	(3)	—	(161)
Interest Income (Expense) Affiliates, net	219	167	(399)	13	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(251)	(368)	40	—	579	—
Other Income (Expense)	(1)	—	1	2	—	2
Other Income (Loss)	(136)	(251)	(346)	14	579	(140)
Income (Loss) from Continuing Operations Before Income Taxes	(138)	(251)	(427)	72	579	(165)

Income Tax (Expense) Benefit	—	—	—	2	—	2
Income (Loss) from Continuing Operations	(138)	(251)	(427)	74	579	(163)
Income from Discontinued Operations	—	—	—	25	—	25
Net Income (Loss)	$(138)	$(251)	$(427)	$99	$579	$(138)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2006

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$963	$1,720	$(151)	$2,532
Costs and Expenses:
Cost of Revenue	—	—	391	946	(144)	1,193
Depreciation and Amortization	—	—	268	265	—	533
Selling, General and Administrative	4	—	587	309	(7)	893
Restructuring and Impairment Charges	—	—	9	4	—	13
Total Costs and Expenses	4	—	1,255	1,524	(151)	2,632
Operating Income (Loss)	(4)	—	(292)	196	—	(100)

Other Income (Loss), net:
Interest Income	13	1	25	5	—	44
Interest Expense	(329)	(146)	—	(6)	—	(481)
Interest Income (Expense) Affiliates, net	646	491	(1,166)	29	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(860)	(1,152)	141	—	1,871	—
Other Income (Expense)	27	(54)	3	6	—	(18)
Other Income (Loss)	(503)	(860)	(997)	34	1,871	(455)
Income (Loss) from Continuing Operations Before Income Taxes	(507)	(860)	(1,289)	230	1,871	(555)

Income Tax (Expense) Benefit	—	—	—	2	—	2
Income (Loss) from Continuing Operations	(507)	(860)	(1,289)	232	1,871	(553)
Income from Discontinued Operations	—	—	—	46	—	46
Net Income (Loss)	$(507)	$(860)	$(1,289)	$278	$1,871	$(507)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$329	$108	$(53)	$384
Costs and Expenses:
Cost of Revenue	—	—	152	21	(46)	127
Depreciation and Amortization	—	—	106	52	—	158
Selling, General and Administrative	4	—	161	25	(7)	183
Restructuring and Impairment Charges	—	—	3	2	—	5
Total Costs and Expenses	4	—	422	100	(53)	473
Operating Income (Loss)	(4)	—	(93)	8	—	(89)

Other Income (Loss), net:
Interest Income	7	—	3	1	—	11
Interest Expense	(104)	(34)	—	—	—	(138)
Interest Income (Expense) Affiliates, net	194	133	(336)	9	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(298)	(397)	(1)	—	696	—
Other Income (Expense)	1	—	2	7	—	10
Other Income (Loss)	(200)	(298)	(332)	17	696	(117)
Income (Loss) from Continuing Operations Before Income Taxes	(204)	(298)	(425)	25	696	(206)

Income Tax Expense	—	—	—	(1)	—	(1)
Income (Loss) from Continuing Operations	(204)	(298)	(425)	24	696	(207)
Income from Discontinued Operations	—	—	—	3	—	3
Net Income (Loss)	$(204)	$(298)	$(425)	$27	$696	$(204)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Revenue	$—	$—	$1,142	$292	$(133)	$1,301
Costs and Expenses:
Cost of Revenue	—	—	438	56	(119)	375
Depreciation and Amortization	—	—	332	154	—	486
Selling, General and Administrative	8	—	480	80	(14)	554
Restructuring and Impairment Charges	—	—	18	6	—	24
Total Costs and Expenses	8	—	1,268	296	(133)	1,439
Operating Loss	(8)	—	(126)	(4)	—	(138)

Other Income (Loss), net:
Interest Income	13	—	8	4	—	25
Interest Expense	(287)	(98)	(1)	(5)	—	(391)
Interest Income (Expense) Affiliates, net	595	388	(997)	14	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(785)	(1,075)	(3)	—	1,863	—
Other Income (Expense)	3	—	11	12	—	26
Other Income (Loss)	(461)	(785)	(982)	25	1,863	(340)
Income (Loss) from Continuing Operations Before Income Taxes	(469)	(785)	(1,108)	21	1,863	(478)

Income Tax (Expense) Benefit	—	—	—	(3)	—	(3)
Income (Loss) from Continuing Operations	(469)	(785)	(1,108)	18	1,863	(481)
Income (Loss) from Discontinued Operations	—	—	—	12	—	12
Net Income (Loss)	$(469)	$(785)	$(1,108)	$30	$1,863	$(469)

Condensed Consolidating Balance Sheets as of September 30, 2006 and December 31, 2005 follow:

Condensed Consolidating Balance Sheets

September 30, 2006

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$13	$1	$658	$59	$—	$731
Marketable securities	409	—	100	—	—	509
Restricted cash and securities	—	—	31	14	—	45
Accounts receivable, net	—	—	98	253	—	351
Due from (to) affiliates	10,847	5,616	(17,369)	906	—	—
Other	18	5	37	45	—	105
Total Current Assets	11,287	5,622	(16,445)	1,277	—	1,741
Property, Plant and Equipment, net	—	—	3,301	3,117	—	6,418
Marketable Securities	—	—	—	—	—	—
Restricted Cash and Securities	17	—	—	74	—	91
Goodwill and Other Intangibles, net	—	—	53	923	—	976
Investment in Subsidiaries	(6,113)	(9,804)	2,604	—	13,313	—
Other Assets, net	46	28	13	30	—	117
Total Assets	$5,237	$(4,154)	$(10,474)	$5,421	$13,313	$9,343

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1	$1	$151	$253	$—	$406
Current portion of long-term debt	—	—	—	5	—	5
Accrued payroll and employee benefits	—	—	59	34	—	93
Accrued interest	60	33	—	1	—	94
Deferred revenue	—	—	93	50	—	143
Other	1	1	54	101	—	157
Total Current Liabilities	62	35	357	444	—	898
Long-Term Debt, less current portion	4,564	1,923	—	90	—	6,577
Deferred Revenue	—	—	639	115	—	754
Other Liabilities	49	1	197	305	—	552
Stockholders’ Equity (Deficit)	562	(6,113)	(11,667)	4,467	13,313	562
Total Liabilities and Stockholders’ Equity (Deficit)	$5,237	$(4,154)	$(10,474)	$5,421	$13,313	$9,343

Condensed Consolidating Balance Sheets

December 31, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Assets
Current Assets:
Cash and cash equivalents	$37	$8	$275	$59	$—	$379
Marketable securities	173	3	—	—	—	176
Restricted cash and securities	—	3	20	11	—	34
Accounts receivable, net	—	—	84	308	—	392
Due from (to) affiliates	10,117	4,613	(14,853)	123	—	—
Current assets of discontinued operations	—	—	—	597	—	597
Other	16	4	29	43	—	92
Total Current Assets	10,343	4,631	(14,445)	1,141	—	1,670
Property, Plant and Equipment, net	—	—	3,409	2,223	—	5,632
Marketable Securities	234	—	—	—	—	234
Restricted Cash and Securities	16	—	—	59	—	75
Goodwill and Other Intangibles, net	—	—	85	206	—	291
Investment in Subsidiaries	(6,251)	(9,651)	802	—	15,100	—
Non-current assets of discontinued operations	—	—	—	264	—	264
Other Assets, net	44	21	14	32	—	111
Total Assets	$4,386	$(4,999)	$(10,135)	$3,925	$15,100	$8,277

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$141	$225	$—	$367
Current portion of long-term debt	—	—	—	—	—	—
Accrued payroll and employee benefits	—	—	46	33	—	79
Accrued interest	83	18	—	1	—	102
Deferred revenue	—	—	138	61	—	199
Current liabilities of discontinued operations	—	—	—	539	—	539
Other	1	2	50	84	—	137
Total Current Liabilities	84	21	375	943	—	1,423
Long-Term Debt, less current portion	4,722	1,230	—	71	—	6,023
Deferred Revenue	—	—	633	104	—	737
Other Liabilities	56	1	196	317	—	570
Stockholders’ Equity (Deficit)	(476)	(6,251)	(11,339)	2,490	15,100	(476)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,386	$(4,999)	$(10,135)	$3,925	$15,100	$8,277

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 follow:

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2006

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(293)	$(129)	$36	$495	$—	$109

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	5	—	—	—	5
Purchases of marketable securities	—	—	(98)	—	—	(98)
Increase in restricted cash and securities	1	2	(10)	(14)	—	(21)
Capital expenditures	—	—	(110)	(141)	—	(251)
Net Proceeds from sale of discontinued operations	—	—	—	340	—	340
Distributions from discontinued operations	—	—	—	18	—	18
Investments and acquisitions, net of cash acquired	—	—	(758)	12	—	(746)
Proceeds from sale of property, plant and equipment and other assets	—	—	5	—	—	5
Net Cash Provided by (Used in) Investing Activities	1	7	(971)	215	—	(748)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	326	681	—	—	—	1,007
Payments on long-term debt, including current portion and refinancing costs	(512)	(53)	—	(2)	—	(567)
Equity offering	543	—	—	—	—	543
Increase (decrease) in due from affiliates, net	(89)	(513)	1,308	(706)	—	—
Net Cash Provided by (Used in) Financing Activities	268	115	1,308	(708)	—	983

Net Cash Provided by Discontinued Operations	—	—	—	(73)	—	(73)

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	10	(2)	—	8
Net Change in Cash and Cash Equivalents	(24)	(7)	383	(73)	—	279

Cash and Cash Equivalents at Beginning of Period	37	8	275	132	—	452
Cash and Cash Equivalents at End of Period	$13	$1	$658	$59	$—	$731

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2005

(unaudited)

(dollars in millions)	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$(204)	$(81)	$144	$113	$—	$(28)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	4	—	175	—	—	179
Purchases of marketable securities	(648)	—	—	—	—	(648)
Decrease (increase) in restricted cash and securities	—	3	(10)	(1)	—	(8)
Capital expenditures	—	—	(117)	(116)	—	(233)
Distributions from discontinued operations	—	—	—	11	—	11
Investments and acquisitions	(10)	—	—	—	—	(10)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	9	—	11
Net Cash Provided by (Used in) Investing Activities	(654)	3	50	(97)	—	(698)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	877	—	—	67	—	944
Payments on long-term debt, including current portion (net of restricted cash)	—	—	(26)	(104)	—	(130)
Increase (decrease) due from affiliates, net	20	77	(109)	12	—	—
Net Cash Provided by (Used in) Financing Activities	897	77	(135)	(25)	—	814

Net Cash Used in Discontinued Operations	—	—	—	(26)	—	(26)

Effect of Exchange Rates on Cash and Cash Equivalents	(1)	—	(11)	(3)	—	(15)
Net Change in Cash and Cash Equivalents	38	(1)	48	(38)	—	47

Cash and Cash Equivalents at Beginning of Period	3	17	245	178	—	443
Cash and Cash Equivalents at End of Period	$41	$16	$293	$140	$—	$490

15.    Subsequent Events

Broadwing Acquisition

On October 16, 2006, Level 3 signed a definitive agreement to acquire Broadwing Corporation (“Broadwing”), a publicly held provider of optical network communications services.  Under the terms of the agreement, Level 3 will pay $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing.  In total, Level 3 currently expects to pay approximately $744 million of cash and issue approximately 122 million shares of common stock.

Broadwing, based in Austin, Texas, delivers data, voice and media solutions to enterprises and service providers over its 19,000 mile intercity fiber network.  Approximately half of Broadwing’s revenue comes from the wholesale market, with business customers comprising the remaining revenue.

Closing is subject to certain conditions, including receipt of applicable state and federal regulatory approvals, and is also subject to the approval of the stockholders of Broadwing.  Closing is expected to occur in the first quarter of 2007.

Issuance of 9.25% Senior Notes Due 2014

On October 30, 2006 Level 3 Financing, Inc. received $587 million of net proceeds after transaction costs, from a private offering of $600 million aggregate principal amount of its 9.25% Senior Notes due 2014 (“9.25% Senior Notes Due 2014”).  The 9.25% Senior Notes due 2014 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing.  Level 3 Communications, Inc. has guaranteed the 9.25% Senior Notes due 2014. Interest on the 9.25% Senior Notes Due 2014 accrues at 9.25% interest per year and is payable semi-annually in cash on May 1 and November 1 beginning May 1, 2007.  The principal amount of the 9.25% Senior Notes Due 2014 will be due on November 1, 2014.

The 9.25% Senior Notes Due 2014 are not currently registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. On October 30, 2006, Level 3, Level 3 Financing and the initial purchasers of the 9.25% Senior Notes Due 2014 entered into a registration rights agreement relating to the 9.25% Senior Notes Due 2014 pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission.

The debt represented by the 9.25% Senior Notes Due 2014 will constitute purchase money indebtedness under the indentures of Level 3 Communications, Inc. The net proceeds will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any assets to be used in the Company’s communications business, including the cash purchase price of any past, pending or future acquisitions.

The 9.25% Senior Notes Due 2014 are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, on or after November 1, 2010 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning November 1, of the years indicated below:

Year	Redemption Price
2010	104.625%
2011	102.313%
2012	100.000%

At any time or from time to time on or prior to November 1, 2009, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 9.25% Senior Notes Due 2014 at a redemption price equal to 109.250% of the principal amount of these notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates fo Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 9.25% Senior Notes Due 2014 would remain outstanding immediately after giving effect to such redemption.  Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

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

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”). When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and Item 1A in this quarterly report on Form 10-Q and in the Company’s quarterly reports on Form 10-Q for the first and second quarters of 2006.

Level 3 Communications, Inc., through its operating subsidiaries, is primarily engaged in the communications business, with additional operations in coal mining.

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

The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company’s Core communications services. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The Company, however, continues to experience lower revenue growth due to price compression for its IP and data services.  These declines were partially offset by a 75% increase in billable IP and data traffic for the third quarter of 2006 compared to the third quarter of 2005.  Current high levels of available capacity and the numerous companies competing in this market have resulted in a very competitive pricing environment.

The Company continues to experience a decline in the average price per megabyte in 2006.  In addition to pricing pressures, the decline in the Company’s average price per megabyte was attributable to higher traffic from larger customers and customers moving to higher speed services with a lower price per megabyte.  The larger customers have a lower price per megabyte due to higher volume commitments. Level 3 believes that industry-wide, excess network inventory has been significantly reduced and pricing pressures are beginning to moderate as evidenced by the Company’s improved pricing and increased traffic volume. For its IP and data services, the Company expects pricing to decline by approximately 20% by the end of 2006.  The decline is partially due to contract renewals and volume discounts for high traffic customers.

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

The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures.  Additionally, America Online, a primary consumer of the Company’s dial-up services, announced a strategic change in its approach to its dial-up internet access business that has accelerated the loss of its dial-up subscribers.  While this event is not expected to affect managed modem revenue attributable to America Online meaningfully in 2006, it could have the effect of accelerating the decline in these revenues in 2007 and beyond.  The Company recognized approximately $67 million and $223 million of managed modem revenue in the  three and nine months ended September 30, 2006, respectively, an approximate 30% decline from the same periods in 2005.  These declines may be mitigated in the short term by an increase in market share and mid to longer term by growth in IP-based services offered by the Company that address the market shift to higher speed broadband services. Level 3 believes that the low cost structure of its network will enable it to aggressively compete for new business in the IP-based market.

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

The SBC Master Services Agreement was an agreement between SBC Services Inc. and WilTel and was acquired in the WilTel transaction in December 2005.  Recently, SBC Services Inc. became a subsidiary of AT&T Inc., (together “SBC”).  WilTel and SBC amended their agreement in June 2005 to run through 2009. The remaining minimum gross margin commitment under the agreement as of September 30, 2006 was approximately $104 million for the period through the end of 2007, and $75 million from January 2008 through the end of 2009.  Only purchases of on-net services count toward satisfaction of this purchase commitment. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost. Additionally, the SBC Master Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. If Level 3 meets the performance criteria, it is eligible to earn $25 million in 2006 and $25 million in 2007. Of the annual amounts, 50% is based on monthly performance criteria and the remaining 50% is based on performance criteria for the full year.  As of September 30, 2006, Level 3 has recognized $8 million of revenue attributable to the monthly performance criteria achieved.

Level 3’s management continues to review all of the Company’s existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company’s focus on delivery of communications services and meeting its financial objectives. To the extent that certain lines of business, business segments or service offerings are not considered to be compatible with the delivery of the Company’s services or with obtaining financial objectives, Level 3 may exit those lines of business, business segments or stop offering those services.

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

In order to expand its service offerings in Europe, the Company expects to invest approximately $20 million for a dark fiber based expansion in nine European markets in 2006 and 2007.  The dark fiber is expected to replace or supplement existing wavelength capacity.

The communications industry continues to consolidate.  Level 3 has participated in this process with the acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass and the pending acquisition of Broadwing.  Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

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

In the third quarter, Level 3 announced the formation of four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

§         The Wholesale Markets Group services the communications needs of the largest global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers.

§         The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, television networks and sports leagues.

§         The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force.  Specific customer markets include small, medium, and large businesses, local and regional carriers, state and local government entities, and higher education institutions.

§         The European Markets Group serves the largest European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors.

The Company believes that the alignment around customer markets should allow it to drive growth while enabling it to better focus on the needs of the customers.  Each group will be supported by the dedicated sales, marketing, product management, customer facing operations, and necessary support resources required to execute and increase revenue in these key markets.

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

In June 2006, Level 3 issued $335 million in an underwritten public offering of 3.5% Convertible Senior Notes due 2012.  The Company also completed the underwritten public offering of 125 million shares of its common stock for which it received $543 million in net proceeds.  Level 3 used a portion of these proceeds to redeem selected series of its debt securities maturing in 2008.  On July 13, 2006, Level 3 redeemed all of its 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for total consideration of $461 million, excluding accrued interest.  The remaining proceeds were used for acquisitions and for general corporate purposes, including working capital and capital expenditures.

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

The Company issued $600 million of 9.25% Senior Notes in October 2006 and received net proceeds of $587 million after transaction costs from the transaction. The net proceeds will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any assets to be used in the company’s communications business, including the cash purchase price of any past, pending or future acquisitions.

The Company will continue to look for opportunities to improve its financial position in 2006 and focus its resources on growing revenue and managing costs for the communications business.

Information Services

On November 30, 2005, the Company sold its wholly-owned subsidiary, (i)Structure, LLC, which provided computer outsourcing services primarily to small and medium-sized businesses.  The Company also completed the disposition of its remaining subsidiary in the information services business, Software Spectrum, Inc. on September 7, 2006.  The results of operations and financial position for (i)Structure and Software Spectrum are reflected as discontinued operations for all periods presented in this report.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. Level 3 is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements, however, the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

Results of Operations 2006 vs. 2005

Revenue for the periods ended September 30, is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Communications	$858	$364	$2,481	$1,245
Coal Mining	17	20	51	56
	$875	$384	$2,532	$1,301

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

	Three Months Ended September30,		Nine Months Ended September30,
(dollars in millions)	2006	2005	2006	2005

Core Communications Services:
Transport and Infrastructure	$284	$132	$699	$503
Wholesale IP and Data	78	48	209	134
Voice	153	31	358	82
Vyvx	29	—	88	—
	544	211	1,354	719

Other Communication Services :
Managed Modem	67	97	223	307
Reciprocal Compensation	27	19	81	76
Managed IP	13	19	46	64
DSL Aggregation	—	18	—	79
	107	153	350	526

SBC Contract Services	207	—	777	—

Total Communications Revenue	$858	$364	$2,481	$1,245

The Company’s Core Communications Services revenue increased 158% in the third quarter of 2006 compared to the third quarter of 2005. The acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass and growth in the Company’s existing products contributed to the increase.  For the three months ended September 30, 2006, Progress Telecom and ICG Communications reported revenue of $37 million and TelCove and Looking Glass reported revenue of $83 million.  During 2006, the Company integrated a significant portion of WilTel into the business.  As a result separate revenue information for former WilTel customers is no longer available other than the SBC Master Services Agreement.  The Company continues to see demand for complex nationwide solutions and colocation capacity in large markets within its transport and infrastructure business.

Wholesale IP and data services revenue increased for the three months ended September 30, 2006, compared to the same period in 2005, primarily due to the customers obtained in the WilTel and TelCove transactions.  Wholesale IP and data revenue also increased due to traffic growth in North America from new and existing customers that exceeded the rate of price compression. Traffic growth was mitigated by a customer’s migration of traffic to its own network which was acquired via a merger with another carrier. Improved market acceptance of the Company’s IP-VPN service and the continued growth of previously awarded contracts also contributed to the increase in wholesale IP and data revenue.

Level 3’s voice revenue increased for the three months ended September 30, 2006 compared to the same period in 2005 primarily due to the operations acquired in the WilTel and TelCove transactions, particularly domestic and international voice termination services, and growth in Level 3’s existing wholesale and VoIP-related services.

The Vyvx business was acquired on December 23, 2005 as part of the WilTel transaction.  Revenue of $29 million is included in the results of operations for the three months ended September 30, 2006.

Managed modem revenue declined in 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers.  This change resulted in a decline in the demand for managed modem ports.  America Online, the Company’s largest managed modem customer, reduced the number of ports it purchased from Level 3 by approximately 30% during 2005, primarily in the fourth quarter.  Managed modem revenue also declined in 2006 as a result of certain contracts being renewed or renegotiated at prices lower than were in effect in 2005.

The Company expects managed modem revenue to decline in the fourth quarter of 2006 as AOL further reduces the number of ports purchased from Level 3.  The Company expects, excluding the effects of future acquisitions and increases in market share, managed modem related revenue to continue to decline in the future, primarily due to an increase in the number of subscribers migrating to broadband services and to potential pricing concessions as contracts are renewed.

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

Reciprocal compensation revenue increased in the third quarter of 2006 versus the third quarter of 2005 primarily due to resolving disputes with and signing of interconnection agreements with other carriers in 2006 which resulted in the Company recognizing approximately $6 million of revenue for services provided in prior periods.  Certain interconnection agreements also contain limits on the amount of reciprocal compensation that can be earned in a calendar year.  In 2005, these limits were reached earlier in the year than in 2006.  As a result, the Company recognized more revenue attributable to these contracts in the third quarter of 2006 than the same period of 2005.  The Company earns the majority of its reciprocal compensation revenue from managed modem services.

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

The SBC Master Services Agreement was obtained in the WilTel transaction.  Under the terms of the agreement, SBC has gross margin purchase commitments through 2009.  Due to the significance of the commitment, the Company has elected to separate and report revenue generated under this contract from its Other Communications Services.  Level 3 earned revenue of approximately $207 million attributable to this contract in the third quarter of 2006 of which approximately 30% will apply to the minimum gross margin purchase commitment.  The remaining minimum gross margin commitment under the agreement as of September 30, 2006 was approximately $104 million for the period through the end of 2007, and $75 million from January 2008 through the end of 2009.  Additionally, the SBC Master Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. If Level 3 meets the performance criteria, it is eligible to earn $25 million in 2006 and $25 million in 2007. Of the annual amounts, 50% is based on monthly performance criteria and the remaining 50% is based on performance criteria for the full year.  As of September 30, 2006, Level 3 has recognized $8 million of revenue attributable to the monthly performance criteria achieved.

SBC has begun to migrate its traffic to the AT&T network acquired in 2005.  The Company expects revenue and gross margin to decline in future periods.  However, SBC must still comply with the minimum gross margin commitments contained in its contract.

Communications revenue for the nine months ended September 30, 2006 increased compared to the same period in 2005 for the same reasons noted above for the three month periods ended September 30, 2006 and 2005.  Partially offsetting the increase in revenue in 2006 was the recognition of $132 million of termination revenue in first nine months of 2005.  Transport and infrastructure revenue for the nine months ended September 30, 2005 includes the $130 million of termination revenue primarily taken in the first quarter of 2005 and attributable to agreements reached with France Telecom and 360networks relating to the termination of existing dark fiber lease agreements with those customers described below.  Termination revenue of $1 million was included in transport and infrastructure revenue for the nine months ended September 30, 2006.

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

The acquisition of WilTel’s domestic and international voice termination contracts in December 2005, revenue attributable to TelCove acquired in July 2006 and growth in these services and Level 3’s voice services were the primary factors resulting in the increase in voice revenue for the nine months ended September 30, 2006 as compared to the corresponding period in 2005.

The continued migration from narrow band dial-up services to higher speed broadband services resulted in a decline in demand for ports and a reduction in managed modem revenue for the nine months ended September 30, 2006 compared to the same period in 2005. As noted earlier, America Online reduced the number of ports it purchased from Level 3 by approximately 30% and certain contracts were renewed at lower prices during 2005.

Reciprocal compensation revenue increased from 2005 levels primarily due to the signing of interconnection agreements with other carriers in 2006 that resulted in the Company recognizing revenue for services provided in prior periods.

The Company has not invested in its Managed IP business and is not actively looking for new customers.  The decline in revenue is attributable to the disconnection of service by existing customers.

Coal mining revenue decreased from $20 million for the three months ended September 30, 2005 to $17 million for the three months ended September 30, 2006.  The decrease in revenue is attributable to an 8% decline in the average price per ton of coal sold and a 1% decline in coal shipped in 2006 compared to the same period in 2005.  The price decline is attributable to coal sold under a contract that was renewed in 2005 and contained a lower price per ton than the original contract.

For the nine month period ending September 30, 2006, coal sales declined 9% versus the same period in 2005.  A 10% decline in the average price per ton of coal sold was partially offset by a 1% increase in tons shipped.  The Company began delivering coal under new and amended contracts during the first quarter of 2005. The increase in tons shipped in 2006 is attributable to the contracts awarded during 2005.

Cost of Revenue for the communications business, as a percentage of revenue, was 43% and 31% for the three months ended September 30, 2006 and 2005, respectively.  The increase is due to the significant voice and SBC contract services revenue obtained in the WilTel acquisition.  The margins for the SBC contract services revenue are lower than the margins earned on other components included in Core and Other Communications Services.  Partially offsetting the lower WilTel margins were the margins earned by Progress Telecom, ICG Communications, TelCove and Looking Glass.   Margins for these businesses were slightly higher in 2006 than those reported by the Company in 2005.

The communications business’ cost of revenue, as a percentage of revenue for the nine months ended September 30, 2006 and 2005 was 46% and 27%, respectively. The increase is primarily attributable to the recognition of termination revenue in 2005 and incremental lower-margin revenue relating to the operations acquired from WilTel which was recognized in 2006. In the first quarter of 2005, the Company recognized $129 million of termination revenue, primarily related to 360networks and France Telecom. The termination revenue, with no corresponding cost of revenue, positively affected the percentage in 2005.  Excluding termination revenue, the cost of revenue, as a percentage of revenue, would have been 30% for the nine months ended September 30, 2005.  Cost of revenue, as a percentage of revenue, increased in 2006 due to the voice and SBC Contract Services revenue obtained in the WilTel acquisition which have lower margins.

Cost of revenue, as a percentage of revenue, for the coal mining business increased from 78% for the three months ended September 30, 2005 to 84% for the three months ended September 30, 2006 and from 67% for the nine months ended September 30, 2005 to 86% for the nine months ended September 30, 2006.  The decline in the average price per ton of coal sold in 2006 versus 2005 resulted in an increase in cost of revenue, as a percentage of revenue.  In addition, in the second quarter of 2005, the Company was able to favorably resolve certain production tax issues.  The resolution of this matter resulted in a $5 million reduction in cost of revenue for the nine months ended September 30, 2005.

Depreciation and amortization expense was $182 million for the third quarter of 2006, a 15% increase from the depreciation and amortization expense of $158 million in the same period of 2005. The increase is primarily attributable to the communications tangible and intangible assets that were acquired in the WilTel transaction in December 2005, the Progress Telecom transaction in March 2006, the ICG Communications transaction in May 2006, the TelCove transaction in July 2006 and the Looking Glass transaction in August 2006.  This increase was partially offset by a $30 million decrease in depreciation expense attributable to the change in estimated useful lives for network fiber, IP and transmission equipment   The increase in depreciation and amortization expense was also offset by the shorter-lived communications assets, including intangible assets, that were placed in service in prior years that became fully depreciated or amortized in the fourth quarter of 2005 and the first half of 2006.

Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 was $533 million and $486 million, respectively.  The increase is primarily attributable to transactions and factors described above.

Selling, general and administrative expenses increased 83% to $334 million for the three months ended September 30, 2006 compared to the same period in 2005. This increase is primarily attributable to the inclusion of a full quarter of expenses associated with the operations acquired in the WilTel, Progress Telecom and ICG Communications transactions and the acquisition of TelCove and Looking Glass in the third quarter of 2006.  Specifically, increases in compensation, bonus, and employee related costs, network related costs and facility-based expenses all contributed to the increase in selling, general and administrative expenses in 2006.

Included in operating expenses for the third quarter of 2006 and 2005, were $18 million and $13 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123R and SFAS No. 123, respectively, related to grants of outperform stock options, warrants and other stock-based compensation programs. The increase is primarily due to an increase in outperform stock options, restricted stock and restricted stock units granted in 2006 and an increase in the value of the options granted to employees.

Selling, general and administrative expenses increased 61% to $893 million for the nine months ended September 30, 2006 compared to the same period in 2005. This increase is primarily attributable to the factors described above.  In addition, partially offsetting the increase in communication expenses was a property tax benefit of $7 million pertaining to the Company’s facilities in the United Kingdom in the first quarter of 2006.

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

Included in operating expenses for the first nine months of 2006 and 2005, were $52 million and $32 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123R and SFAS No. 123, respectively, related to grants of outperform stock options, warrants and other stock-based compensation programs. The increase is primarily due to the factors described above.  In addition, during the second quarter of 2006, the October 2005 and January 2006 grants were valued using May 15, 2006 as the grant date, in accordance with SFAS No. 123R, and resulted in a $6 million increase in non-cash compensation expense during the second quarter of 2006.  As stated in the Company’s proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company’s Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company’s Board of Directors to amend and restate that plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008.  After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could exist as to the date of the expiration of the plan. To remove any ambiguity, the Board of Directors sought the approval of the Company’s stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010.  This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006 which resulted in a new measurement date for options granted in October 2005 and January 2006.

Beginning in the third quarter of 2006, the Company expects to issue both restricted stock units and OSOs on a quarterly basis.

The Company expects selling, general and administrative expenses to increase in 2006 versus 2005 as a result of the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions.

Restructuring and impairment charges were $2 million for the three months ended September 30, 2006 and $5 million for the same period in 2005. In the third quarter of 2006, the Company recognized approximately $1 million of restructuring charges attributable to the workforce reductions of the communications business in North America.

Non-cash impairment charges were $1 million in the three months ended September 30, 2006 and $2 million for the same period in 2005.  During the third quarter of 2006 the Company recognized $1 million of non-cash impairment charges attributable to the decision to terminate projects for certain information technology projects in the communications business.  During the third quarter of 2005, Level 3 recognized $2 million of non-cash impairment charges resulting from the decision to terminate projects for certain voice services in the communications business with capitalized costs as well as damage to facilities and electronics located in the southeastern United States caused by Hurricane Katrina.

In addition, during the third quarter of 2005 Level 3 recognized a $3 million impairment charge resulting from the difference between the Company’s obligation to the landlord for newly vacated leased property no longer needed by the Company and the expected sublease income.

Restructuring and impairment charges were $13 million for the first nine months of 2006 and $24 million for the same period in 2005.  During the nine months ended September 30, 2006, the Company recognized approximately $5 million of restructuring charges attributable to the workforce reductions of the communications business in North America.  In the first quarter of 2005, the Company recognized approximately $15 million of restructuring charges related to the workforce reductions of the communications business in North America and Europe.  The employees affected by this workforce reduction provided support functions or worked directly on mature products.  All obligations attributable to the 2005 restructuring activities were paid in 2005.

Non-cash impairment charges were $8 million and $6 million for the nine months ended September 30, 2006 and 2005, respectively.  In addition to the $1 million impairment charge taken in the third quarter of 2006 mentioned above, the Company recognized $3 million of non-cash impairment charges in the first quarter of 2006 that resulted from the decision to terminate projects for certain voice services and certain information technology projects in the communications business.  These projects have identifiable costs which Level 3 can evaluate separately for impairment.  The costs incurred for these projects, including capitalized labor, were impaired as the Company did not expect to utilize the assets in the future.  During the second quarter of 2006, Level 3 recognized $4 million of non-cash impairment charges primarily related to excess land of the communications business deemed available for sale in Germany.  This charge resulted from the difference between the recorded carrying value and the estimated market value of the land.

Non-cash impairment charges of $4 million were recognized in the second quarter of 2005 as a result of the decision to terminate projects for certain voice related products in the communications business.  The costs incurred for these projects, including capitalized operating expenses, were impaired as the carrying value of these projects exceeded their estimated fair value.

Adjusted OIBDA is defined by the Company as operating income (loss) from the consolidated statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense on the consolidated statements of operations, and less the non-cash portion of restructuring and impairment charges. Adjusted OIBDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted OIBDA is an important component of the Company’s internal reporting and is an indicator of profitability and operating performance used by the chief operating decision maker or decision making group, especially in a capital-intensive industry such as telecommunications. Adjusted OIBDA excludes interest expense and income tax expense and other gains/losses not included in operating income. Excluding these items eliminates the expenses associated with the Company’s capitalization and tax structures. Note 12 of the consolidated financial statements provides a reconciliation of Adjusted OIBDA for each of the Company’s operating segments.

Adjusted OIBDA for the communications business increased to $174 million in the third quarter of 2006 from $84 million for the same period in 2005.  This increase is primarily attributable to the operations acquired in the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass transactions, which were acquired in December 2005, March 2006, May 2006, July 2006 and August 2006, respectively.  Partially offsetting the increase are cash restructuring charges of $1 million in the third quarter of 2006.  There were no restructuring charges in the third quarter of 2005.

Adjusted OIBDA for the communications business was $491 million and $373 million for the nine months ended September 30, 2006 and 2005, respectively.  The increase in 2006 is primarily attributable to the operations acquired in the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass transactions.  In addition, a decline in restructuring charges from $15 million in the first nine months of 2005 to $5 million in the first nine months of 2006 also contributed to the improved results.  Partially offsetting these items was the $129 million reduction in termination and settlement revenue from 2005 to 2006.

Adjusted OIBDA for the Company’s coal and other businesses increased to $2 million for the three months ended September 30, 2006 from less than $1 million during the same period in 2005.

Adjusted OIBDA for the Company’s coal and other businesses decreased by $11 million to $2 million for the nine months ended September 30, 2006.   The decrease is primarily attributable to the favorable resolution of certain production tax issues, which resulted in a $5 million decrease in the cost of revenue for the mining business in the second quarter of 2005, and a $6 million benefit, related to the favorable settlement of an obligation to provide insurance for employees of the Company’s former packaging business and the receipt of insurance proceeds reimbursing the Company for payments made to settle legacy environmental litigation, contributing to the lower selling, general and administrative expenses of the Company’s other businesses in the second quarter of 2005.

Interest Income was $19 million for the three months ended September 30, 2006 increasing from $11 million for the same period of 2005.   This increase is the result of increases in the weighted average interest rate earned on the portfolio and in the average cash and marketable security portfolio balance.  The Company’s average return on its portfolio during the third quarter increased from 3.1% in 2005 to 4.4% in 2006.  The average cash balance also increased by approximately 10% from 2005 to 2006.

Interest income was $44 million for the first nine months of 2006 increasing from $25 million for the same period in 2005.   This increase is the result of increases in the weighted average interest rate earned on the portfolio and in the average cash and marketable security portfolio balance. The Company’s average return on its portfolio during the first nine months of the year increased from 2.7% in 2005 to 4.2% in 2006.  The average cash balance also increased by approximately 13% from 2005 to 2006.  Pending utilization of cash and cash equivalents, the Company invests the funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

Interest Expense, net increased by $23 million from $138 million for the three months ended September 30, 2005 to $161 million in 2006. Interest expense increased primarily as a result of interest expense attributable to the issuance of $550 million of 12.25% Senior Notes due 2013 issued in the first half of 2006, $150 million of Floating Rate Senior Notes due 2011 issued on March 14, 2006 and $335 million of 3.5% Convertible Senior Notes due 2012 issued on June 13, 2006.  In addition, the Company exchanged portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for new 11.5% Senior Notes due 2010 during the first quarter of 2006, thereby increasing the effective interest expense on this debt.  This increase was partially offset by the July 13, 2006 redemption of the 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 and a 400 basis-point reduction in the  interest rate recorded on the $730 million Senior Secured Term Loan due 2011 subsequent to its amendment in late June of 2006.

Interest expense increased by $90 million from $391 million for the first nine months of 2005 to $481 million in 2006. Interest expense increased primarily as a result of the transactions described above and the $880 million of 10% Convertible Senior Notes due 2012 issued in the second quarter of 2005.  Overall, the debt exchange transaction and the additional debt issued in the first half and October of 2006, partially offset by reduced interest expense due to the amended and restated $730 million senior secured credit facility and the redemption in July 2006 of the 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008, are expected to increase the Company’s annual interest expense in 2006.

Other, net decreased in the third quarter of 2006 compared to the same period in 2005 primarily as a result of recognizing a $6 million gain on the sale of mining equipment in 2005.

Other, net decreased in the first nine months of 2006 compared to the same period in 2005 primarily as a result of the transaction above and the $55 million loss realized on the amendment and restatement of the Company’s Senior Secured Term Loan due 2011 recognized in the second quarter of 2006.  This decrease was partially offset by the $27 million gain realized on the debt exchange in the first quarter of 2006.

Income from Discontinued Operations declined for the quarter ended September 30, 2006 versus the same period in 2005 due to the sale of Software Spectrum on September 7, 2006.  Software Spectrum earns a disproportionate share of its revenue at the end of the quarter but incurs operating expenses ratably during the quarter.  As a result of the sale on September 7, 2006, operating expenses for Software Spectrum exceeded the gross profits earned on sales through the transaction date.

Software Spectrum has increased sales and marketing efforts and resources targeting mid-market businesses over the last 18 months resulting in higher revenues and profits for the period ending September 7, 2006 compared to the nine months ended September 30, 2005.  The increase in gross profits was partially offset by an increase in operating expenses, primarily for employee related costs, and the disproportionate level of operating expenses recognized for the partial third quarter of 2006.

Level 3 received gross proceeds of approximately $353 million and recognized a gain on the sale of Software Spectrum, after transaction costs, of approximately $33 million in the third quarter of 2006. The final proceeds amount is subject to post-closing working capital and other adjustments.

Financial Condition—September 30, 2006

Cash flows provided by (used in) continuing operations for the nine months ended September 30, 2006 and 2005, respectively are as follows (dollars in millions):

	Nine Months Ended September 30,
	2006	2005
Communications**	$99	$(28)
Other	10	—
Total	$109	$(28)

** Includes interest expense net of interest income

The improvement in communications operating cash flows for the nine months ended September 30, 2006 is primarily attributable to improved operating results after excluding the effects of $129 million of non-cash termination revenue in the first quarter of 2005. The improved results are directly attributable to the operations of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass which were acquired late in 2005 and first nine months of 2006 and additional revenue from Core Communications Services.  Fluctuations in working capital balances resulted in an incremental source of cash of $22 million in the nine months of 2006 compared to the same period in 2005.  An increase in cash provided by accounts receivable was partially offset by an increase in cash used for accounts payable and other current liabilities and a decline in deferred revenue. Partially offsetting the increase in cash provided by operations and working capital fluctuations were higher cash interest payments in 2006.  Cash interest payments increased by $152 million in the first nine months of 2006 compared to the same period in 2005.

The increase in operating cash flows for the other businesses is primarily attributable to the proceeds received from the settlement of certain legal and benefit obligations of the coal and packaging business in 2005. Settlement proceeds from these types of obligations decreased in 2006.

Cash used for investing activities in 2006 primarily included cash used for the acquisitions of Progress Telecom - $68 million, ICG Communications - $45 million, TelCove — $593 million and Looking Glass - $80 million.  In addition, $251 million was used for capital expenditures primarily for the communications business, and $98 million to purchase short-term marketable securities.  The Company also increased its restricted securities by $21 million, primarily for its coal business and acquired companies.  In the second quarter of 2006, the Company received $27 million from Leucadia for the WilTel purchase price adjustment and $5 million of proceeds from the sale of Infocrossing shares received in the (i)Structure transaction. The Company received net proceeds of $340 million from the sales of Software Spectrum in the third quarter of 2006. The Company also received distributions from Software Spectrum of $18 million 2006.

Financing sources in 2006 consisted of $680 million of net proceeds from the issuance of: the Floating Rate Senior Notes due in 2011 and 12.25% Senior Notes due in 2013; $326 million from the offering of 3.5% Convertible Senior Notes due 2012; and $543 million of proceeds from the offering of 125 million shares of common stock.  The debt exchange transaction in January 2006 required Level 3 to pay $46 million of premiums to holders of the exchanged notes.  Level 3 also incurred $5 million of third-party costs associated with this transaction.  The $730 million credit agreement amendment and restatement required the payment of $53 million in fees to lenders and third parties. The Company used $461 million of cash to redeem all the outstanding 9.125% Senior Notes and 10.5% Senior Discount Notes due in 2008, excluding accrued interest of $9 million.

In October 2006, Level 3 Financing received net proceeds of $587 million after transaction costs from the issuance of $600 million of 9.25% Senior Notes due in 2014.  The net proceeds will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any assets to be used in the Company’s communications business, including the cash purchase price of any past, pending or future acquisitions.

Cash flows from discontinued operating activities increased as a result of higher earnings and fluctuations in working capital.

Liquidity and Capital Resources

The Company incurred losses from continuing operations of $163 million and $553 million for the three and nine months ended September 30, 2006, respectively.  The Company used $64 million and $143 million of cash for operating activities less capital expenditures in the first three and nine months of 2006, respectively. The Company expects that the communications business will consume cash for the remainder of 2006 and in 2007, however, the amount of cash consumed is expected to decline, excluding the timing effects of working capital requirements and interest payments.  In 2006, the Company expects its costs will continue to exceed revenue and it will continue to consume cash primarily due to interest payments and capital expenditures.   The Company expects Adjusted OIBDA to improve in 2006 and 2007 primarily as a result of the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions and the growth in Core Communications Services revenue.  Interest payments are expected to increase to approximately $550 million in 2006 based on debt levels at the time of this filing.  Capital expenditures for 2006 are expected to range from $390 million to $410 million and will consist of $100 million to $150 million of base capital expenditures (capital required to keep the network operating efficiently and product development), approximately $30 million of capital expenditures for the integration of WilTel, $20 million associated with the expected integration of Progress Telecom, ICG Communications, TelCove and Looking Glass, and $15 million for a dark fiber based expansion in Europe.  The majority of the Company’s ongoing capital expenditures are expected to be success-based, that is tied to incremental revenue.   In total, the Company expects that cash required for operating activities and capital expenditures will range from $280 million to $290 million, excluding fluctuations in working capital.  The Company does not have any significant principal amounts due on its outstanding debt until 2010.  The Company has debt (excluding capital lease payments) of $142 million and $363 million that matures in 2008 and 2009, respectively.

Level 3 has approximately $1.24 billion of cash, cash equivalents and marketable securities on hand at September 30, 2006, which excludes the proceeds received from the October 30, 2006, issuance of the 9.25% Senior Notes Due 2014.  In addition, $136 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or to fund certain reclamation liabilities. Based on information available at this time, management of the Company believes that the Company’s current liquidity, anticipated future cash flows from operations and the financing completed in October 2006 will be sufficient to fund its business including the acquisition of Broadwing.  However, if the Company has the opportunity, at acceptable terms, to improve its liquidity, refinance its debt, or fund acquisitions, the Company may elect to secure additional capital in the future.

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

In June 2006, Level 3 issued $335 million of 3.5% Convertible Senior Notes due 2012.  The Company also completed the offering of 125 million shares of its common stock for which it received $543 million in net proceeds.  Net proceeds were used for general corporate purposes including working capital, capital expenditures and the redemption of all of its 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for total consideration of $461 million, excluding accrued interest of $9 million.  Level 3 used a portion of the net proceeds from the offering of 125 million shares of Level 3 common stock and its offering of 3.5% Convertible Senior Notes completed in the second quarter to redeem certain debt securities maturing in 2008.  The remaining proceeds were used for acquisitions and for general corporate purposes, including working capital and capital expenditures.

The Company issued $600 million of 9.25% Senior Notes in October 2006 and received net proceeds of $587 million after transaction costs from the transaction. The net proceeds will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any assets to be used in the company’s communications business, including the cash purchase price of any past, pending or future acquisitions

In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, Level 3 or its affiliates may, from time to time, enter into debt for debt, debt for equity or cash transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets.  In 2005, the Company completed the sale of the (i)Structure business to Infocrossing for approximately $85 million in cash and Infocrossing common stock. On September 7, 2006, Level 3 completed the sale of Software Spectrum for $353 million in cash, subject to working capital and other post-closing adjustments, to Insight Enterprises, Inc.

The communications industry continues to consolidate.  Level 3 has participated in this process with the acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass and the proposed Broadwing acquisition.  Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

On December 23, 2005, the Company completed the acquisition of WilTel  from Leucadia National Corporation and its subsidiaries. The consideration paid consisted of approximately $363 million in cash (including $27 million of post-closing working capital and other adjustments which reduced the total purchase price), plus $100 million in cash to reflect Leucadia’s having complied with its obligation to retain that amount of cash with WilTel, and 115 million shares of Level 3 common stock valued at $313 million.  The Company also incurred costs of approximately $7 million related to the transaction.

On March 20, 2006, Level 3 completed the acquisition of Progress Telecom. Under the terms of the agreement, Level 3 issued approximately 20 million shares, valued at approximately $66 million, and $69 million in cash. The Company also incurred approximately $1 million of costs attributable to the transaction.  The purchase price was reduced by $2 million in the second quarter due to post-closing adjustments based on actual working capital as of the closing date.

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

On May 31, 2006, the Company completed the acquisition of ICG Communications, a privately held Colorado-based telecommunications company. Under terms of the agreement, Level 3 paid total consideration of $176 million, consisting of approximately 26 million shares of Level 3 common stock,

ICG Communications primarily provides transport, Internet Protocol (“IP”) and voice services to wireline and wireless carriers, Internet service providers and enterprise customers. ICG Communications’ network has more than 2,000 metro and regional fiber miles in Colorado and Ohio and includes approximately 500 points of presence. ICG Communications serves more than 1,600 customers.

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

TelCove is a leading facilities-based provider of metropolitan and regional communications services including transport, Internet access and voice services. TelCove’s network has more than 22,000 local and long haul route miles serving 70 markets across the eastern United States with approximately 4,000 buildings on net. TelCove has over 13,000 customers.

On August 2, 2006, Level 3 completed the acquisition of Looking Glass, a privately held Illinois-based telecommunications company. The Company paid consideration of approximately $13 million in cash, including transaction costs of $4 million and approximately 21 million shares of Level 3 common stock valued at $84 million.  In addition, at the closing, Level 3 repaid approximately $67 million of Looking Glass liabilities.

Looking Glass provides data transport services including SONET/SDH, wavelength and Ethernet as well as dark fiber and carrier-neutral collocation. Looking Glass’ network includes approximately 2,000 route miles serving 14 major metro markets, with lit fiber connectivity to approximately 215 buildings. Looking Glass also has dark fiber connectivity to approximately 250 additional buildings.

After integration, the Progress Telecom, ICG Communications, TelCove and Looking Glass’ metropolitan and regional networks will connect Level 3’s national backbone network directly to traffic aggregation points. These aggregation points include other carriers’ points of presence, local telecommunications companies’ central offices, wireless providers’ switch centers, colocation and data centers, cable company head ends, and high-bandwidth enterprise locations. Prior to the acquisitions of Progress Telecom, ICG Communications and TelCove, Level 3 had an extensive metro infrastructure in 36 markets, connecting to approximately 900 traffic aggregation points, and Level 3 believes that these facilities have been a source of considerable competitive advantage. With the acquisition of Progress Telecom, ICG Communications, TelCove and Looking Glass, the number of Level 3’s traffic aggregation points increased to approximately 5,100 in the U.S. and approximately 5,300 globally.

On October 16, 2006, Level 3 signed a definitive agreement to acquire Broadwing, a publicly held provider of optical network communications services.  Under the terms of the agreement, Level 3 will pay $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing.  In total, Level 3 currently expects to pay approximately $744 million of cash and issue approximately 122 million shares of common stock.

Broadwing delivers data, voice and media solutions to enterprises and service providers over its 19,000 mile intercity fiber network.  Approximately half of Broadwing’s revenue comes from the wholesale market, with business customers comprising the remaining revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of September 30, 2006, the Company had borrowed a total of $880 million under a Senior Secured Term Loan and Floating Rate Senior Notes due 2011. Amounts drawn on these debt instruments bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at September 30, 2006, was approximately 8.98%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 9.98%) would increase annual interest expense of the Company by approximately $9.0 million. At September 30, 2006, the Company had $5.773 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 8.95%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.

The Company’s business plan includes operating telecommunications network businesses in Europe.  As of September 30, 2006, the Company had invested significant amounts of capital in the region for its communications business.  In two separate debt issuances, the Company issued a total of €800 million (€154 million outstanding at September 30, 2006) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time.  As of September 30, 2006, the Company held enough foreign-denominated currency to fund its current working capital obligations and remaining interest payments on its Euro denominated debt.  The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations.

The change in interest rates is based on hypothetical movements and is not necessarily indicative of the actual results that may occur.  Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.  Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls.  As a result of its acquisition of WilTel in the fourth quarter of 2005, Progress Telecom in the first quarter of 2006, ICG Communications in the second quarter of 2006 and TelCove and Looking Glass in the third quarter of 2006, Level 3 has expanded its internal controls over financial reporting to include the consolidation of the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass results of operations and financial condition as well as acquisition related accounting and disclosures.  There were no other changes in Level 3’s internal controls over financial reporting that have occurred during the third quarter of 2006 that have materially affected or are reasonably likely to materially affect, Level 3’s internal controls over financial reporting.

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

Level 3’s growth may depend upon its successful integration of acquired businesses

Level 3 and Broadwing Corporation or Broadwing entered into the merger agreement with the expectation that the merger will result in benefits to each company.  Achieving the anticipated benefits of the merger will depend in part upon whether Level 3 and Broadwing can integrate their businesses in an efficient and effective manner. In addition, since December 2005, Level 3 has acquired WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass.

Level 3 may acquire additional businesses from time to time in accordance with its business strategy. The integration of these businesses, Broadwing and any future businesses that Level 3 may acquire involves a number of risks, including, but not limited to:

•      demands on management related to the significant increase in size after the acquisition;

•      the diversion of management’s attention from the management of daily operations to the integration of operations;

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

If Level 3 cannot successfully integrate acquired businesses or operations, Level 3 may experience material negative consequences to its business, financial condition or results of operations. Successful integration of these acquired businesses or operations will depend on Level 3’s ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. Because of difficulties in combining geographically distant operations, Level 3 may not be able to achieve the benefits that Level 3 hopes to achieve as a result of the acquisition.

Level 3 may not be able to realize the benefits from recently acquired operations

The completion of Level 3’s acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass, the proposed acquisition of Broadwing and any future acquisitions, create risks associated with Level 3’s ability to realize benefits of recently acquired operations. Some of these risks include:

•      difficulties assimilating the personnel and operations of the recently acquired operations;

•      loss of key personnel of the recently acquired operations;

•      loss of customers post-integration;

•      disruption of ongoing business and additional burdens on Level 3’s management team;

•      higher integration costs than anticipated;

•      failure to achieve expected synergies and costs savings;

•      difficulties in maintaining uniform standards, controls, procedures and policies; and

•      difficulties in ensuring accurate and timely reporting of financial information.

Level 3 cannot be certain that it will realize the benefits from the recent acquisitions that it anticipates, or that Level 3 will be able to integrate the recently acquired operations successfully. If Level 3 fails to integrate the recently acquired operations efficiently, it could have a material adverse effect on Level 3’s business, financial condition, results of operation and future prospects.

Environmental liabilities from Level 3’s historical operations could be material.

Environmental liabilities from Level 3’s historical operations could be material. Level 3’s operations and properties are subject to a wide variety of laws and regulations relating to environmental protection, human health and safety. These laws and regulations include those concerning the use and management of hazardous and non-hazardous substances and wastes. Level 3 has made and will continue to make significant expenditures relating to its environmental compliance obligations. Level 3 may not at all times be in compliance with all of these requirements.

In connection with certain historical operations, Level 3 has responded to or been notified of potential environmental liability at approximately 148 properties as of December 31, 2005. Level 3 is engaged in addressing or has liquidated 70 of those properties. Of these:

(a) Level 3 has formal commitments or other potential future costs at 13 sites; (b) there are 11 sites with minimal future costs; (c) there are 12 sites with unknown future costs; and (d) there are 34 sites with no likely future costs. The remaining 78 properties have been dormant for several years.

Level 3 could be held liable, jointly or severally, and without regard to fault, for such investigation and remediation. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on Level 3.

Level 3 has substantial debt, which may hinder its growth and put Level 3 at a competitive disadvantage.

Level 3’s substantial debt may have important consequences, including the following:

•                 the ability to obtain additional financing for acquisitions, working capital, investments and capital or other expenditure could be impaired or financing may not be available on acceptable terms;

•                 a substantial portion of Level 3’s cash flow will be used to make principal and interest payments on outstanding debt, reducing the funds that would otherwise be available for operations and future business opportunities;

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

Level 3 had substantial deficiencies of earnings to cover fixed charges of approximately $504 million for the nine months ended September 30, 2006. Level 3 had deficiencies of earnings to cover fixed charges of $634 million for the fiscal year ended December 31, 2005, $409 million for the fiscal year ended December 31, 2004, $681 million for the fiscal year 2003, $936 million for the fiscal year 2002 and $4,356 million for the fiscal year 2001.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of September 30, 2006, on a pro forma basis giving effect to the issuance in October 2006 of $600 million aggregate principal amount of 9.25% Senior Notes due 2014 by Level 3 Financing, Inc., Level 3 had an aggregate of approximately $7.253 billion of long-term debt on a consolidated basis, excluding discount and fair value adjustments and including current maturities, and approximately $562 million of stockholders’ equity. Level 3’s ability to make interest and principal payments on its debt and borrow additional funds on favorable terms depends on the future performance of the business. If Level 3 does not have enough cash flow in the future to make interest or principal payments on its debt, Level 3 may be required to refinance all or a part of its debt or to raise additional capital. Level 3 cannot assure you that it will be able to refinance its debt or raise additional capital on acceptable terms.

Item 6.        Exhibits

(a)                      Exhibits filed as part of this report are listed below.

12          Statements Re Computation of Ratios

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: November 9, 2006	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer