Form 10-K
period 2006-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2007-03-01
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 0-15658

Level 3 Communications, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-0210602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1025 Eldorado Boulevard, Broomfield, Colorado	80021-8869
(Address of principal executive offices)	(Zip code)

(720) 888-1000

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer                            ☐ Accelerated filer                            ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2006 the aggregate market value of common stock held by non-affiliates of the registrant approximated $3.53 billion based upon the closing price of the common stock as reported on the NASDAQ Global Select Market as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	1,521,501,829 as of February 23, 2007

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

Portions of the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

i

Unless the context otherwise requires, when we use the words “Level 3,” “we,” “us” or “our company” in this Form 10-K, we are referring to Level 3 Communications, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Level 3 Communications, Inc. References to our subsidiaries exclude Broadwing Corporation, a Delaware corporation and its subsidiaries, which we acquired on January 3, 2007. In this Form 10-K, we may refer to Broadwing Corporation and its subsidiaries as “Broadwing.” In addition, we may refer to our former subsidiary Software Spectrum, Inc. and its subsidiaries as “Software Spectrum.”

The Level 3 logo and Level 3 are registered service marks of Level 3 Communications, Inc. in the United States and other countries. All rights are reserved. This Form 10-K refers to trade names and trademarks of other companies. The mention of these trade names and trademarks in this Form 10-K is made with due recognition of the rights of these companies and without any intent to misappropriate those names or marks. All other trade names and trademarks appearing in this Form 10-K are the property of their respective owners.

Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions in this Form 10-K, as they relate to us or our management, we are intending to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described in this document. These forward-looking statements include, among others, statements concerning:

•       our communications business, its advantages and our strategy for continuing to pursue our business;

•       anticipated development and launch of new services in our business;

•       anticipated dates on which we will begin providing certain services or reach specific milestones in the development and implementation of our business strategy;

•       growth and recovery of the communications industry;

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

These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, environmental, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

•       integrate strategic acquisitions;

•       increase the volume of traffic on our network;

•       defend our intellectual property and proprietary rights;

•       develop new services that meet customer demands and generate acceptable margins;

•       successfully complete commercial testing of new technology and information systems to support new services;

•  attract and retain qualified management and other personnel; and

•       meet all of the terms and conditions of our debt obligations.

Except as required by applicable law and regulations, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Further disclosures that we make on related subjects in our additional filings with the SEC or Securities and Exchange Commission should be consulted. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “ITEM 1A. RISK FACTORS.”

Part I

ITEM 1.                BUSINESS

Unless the context otherwise requires, when we use the words “Level 3,” “we,” “us” or “our company” in this Form 10-K, we are referring to Level 3 Communications, Inc., a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Level 3 Communications, Inc. Unless we state specifically to the contrary, references to our subsidiaries excludes Broadwing Corporation, a Delaware corporation and its subsidiaries, which we acquired on January 3, 2007. In this Form 10-K, we may refer to Broadwing Corporation and its subsidiaries as “Broadwing.” Throughout this Form 10-K we use various industry terms and abbreviations, which we have defined in the Glossary of Terms at the end of this description of our business.

Through our operating subsidiaries, we engage primarily in the communications business.

We are a facilities based provider (that is, a provider that owns or leases a substantial portion of the plant, property and equipment necessary to provide its services) of a broad range of integrated communications services. We have created our communications network generally by constructing our own assets, but also through a combination of purchasing and leasing other companies and facilities. Our network is an advanced, international, facilities based communications network. We designed our network to provide communications services, which employ and take advantage of rapidly improving underlying optical, Internet Protocol, computing and storage technologies.

Market and Technology Opportunity.   We believe that ongoing technology advances in both optical and Internet Protocol technologies have been revolutionizing the communications industry. We also believe that these advances have, and will continue to, facilitate decreases in unit costs for communications service providers that are able to most effectively take advantage of these technology advances. Service providers that can effectively take advantage of technology improvements and reduce unit costs will be able to offer lower prices, which, we believe, will stimulate substantial increases in the demand for communications services. We believe there are two primary factors that are continuing to drive this market dynamic:

•       Rapidly Improving Technologies.   Over the past few years, both Internet Protocol or IP and optical based networking technologies have undergone extremely rapid innovation, due, in large part, to market based development of underlying technologies. This rapid technology innovation has resulted in both an improvement in price-performance for optical and Internet Protocol systems, as well as rapid improvement in the functionality and applications supported by these technologies. For example, these improvements are enabling voice over IP services or VoIP that are challenging traditional telephone network or PSTN services. We believe that this rapid innovation will continue well into the future across a number of different aspects of the communications marketplace.

•       High Demand Elasticity.   We believe decreases in communications services costs and prices cause the development of new bandwidth-intensive applications, which, over time, result in even more significant increases in bandwidth demand. In addition, we believe that communications services are direct substitutes for other, existing modes of information distribution from sources such as traditional broadcast entertainment and distribution of software, audio and video content using physical media delivered over motor transportation systems.

We believe that as communications services improve more rapidly than these alternative content distribution systems, significant demand will be generated from these sources of information. We also believe that high elasticity of demand from both these new applications and the substitution for existing distribution systems will continue for the foreseeable future. We believe that while high demand elasticity will be manifested over time, government regulation and communications supply chain inefficiencies may cause realization of demand to be delayed.

We also believe that there are significant implications that result from this market dynamic:

•       Incorporating Technology Changes.   Given the rapid rate of improvement in optical and Internet Protocol technologies, communications service providers that are most effective at rapidly deploying new services that take advantage of these technologies will have an inherent cost and service advantage over companies that are less effective at deploying new services that use these technologies.

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

Our Communications Business Strategy

We are seeking to capitalize on the opportunities presented by the expanded coverage of our communications network in the United States and in Europe as well as the significant and rapid advancements in optical and Internet Protocol technologies. Key elements of our strategy include:

•       Offer a Comprehensive Range of Communications Services Over Our End-to-End Network.   We provide a comprehensive range of communications services designed to meet the needs of our customers over our network. During 2006, we expanded our targeted customer base to include enterprise or business customers through our recently completed acquisitions.

Our communications service offerings include: Softswitch and voice services including wholesale VoIP component services and consumer oriented VoIP services, enterprise or business voice services, managed modem for the dial-up access business, wholesale voice termination services; Internet Protocol and data services including Internet access and IP and Ethernet Virtual Private Networks and broadband transport services such as wavelengths, dark fiber and private line services including transoceanic, backhaul, intercity, metro and unprotected private line services; content distribution services including video broadcast services; and colocation services. The availability of these services varies by location.

For several years we have been developing services that take advantage of the investment that we have made in our network and that generally target large, existing markets for communications services. We have also expanded our existing markets for communications services through our recent acquisitions that enabled us to offer services directly to enterprise or business customers. Through these efforts we have increased significantly our addressable market by adding new targeted customers as well as new voice and data services that take advantage of the geographic coverage and cost advantages of our network.

With respect to our wholesale customers, we provide these customers with several options for accessing our intercity network—including our metropolitan networks and colocation facilities. Our metropolitan networks enable us to connect directly to points of high traffic aggregation. These traffic aggregation facilities are typically locations where our customers wish to interconnect with our intercity network. Our metropolitan networks allow us to extend our network services to these aggregation points at low costs. With respect to our enterprise customers, we provide these customers with access to our network either by directly connecting to their location or by serving that location with a connection from another communications services provider. As of December 31, 2006, and after giving effect to the acquisition of Broadwing, we have:

•       approximately 73,000 intercity route miles in the United States and Europe;

•       connecting 16 countries;

•       with approximately 125 markets having metropolitan fiber networks containing approximately 25,000 route miles in the United States and Europe; and

•       connecting approximately 6,500 traffic aggregation points and buildings in the aggregate.

We believe that providing colocation services in facilities directly connected to our network attracts communications intensive customers by allowing us to offer those customers reduced bandwidth costs, rapid provisioning of additional bandwidth, interconnection with other third party networks and improved network performance. Therefore, we believe that having colocation facilities in our larger network access locations that we refer to as Gateways, provides us with a competitive advantage. Additionally, our metropolitan networks allow us to compete for certain local communications traffic, which constitutes a significant percentage of the communications market. As of December 31, 2006, after giving effect to the acquisition of Broadwing, we had secured approximately 6.9 million square feet of space for our Gateway and transmission facilities and other technical space and had completed the build-out of approximately 4.6 million square feet of this space.

•       Target Top Global Bandwidth Customers.   With respect to our wholesale services offerings, our primary distribution strategy is to use a national, direct sales force focused on high bandwidth usage businesses. These businesses include incumbent local exchange carriers, international carriers also known as PTTs, major ISPs, broadband cable television operators, wireless providers, major interexchange carriers, the U.S. government and enhanced service providers. Providing communications services to these businesses is at the core of our market enabling strategy since bandwidth generally represents a substantial portion of these businesses’ costs. We identify as wholesale customers those customers that purchase significant amounts of capacity to serve the needs of their customers.

•       Further Develop Existing Enterprise Customer Business.   With respect to our business markets customers, our primary distribution strategy is to use a locally based direct sales force to target business customers, state governments, higher education institutions and academic consortia with high demands for mission critical communications services. In this category we also target regional carriers that make communications services buying decisions locally.

•       Develop Market Leading Content Distribution Service Offerings.   At December 31, 2006, we operated one of the largest Internet Protocol backbones in the world. In other words, we operate one of the largest networks over which Internet content is transported from content sources to third party owned access networks connected directly to end users. As a result of this network scale, we embarked on a strategy to refine our capabilities to address the communications needs of those organizations that produce the content that individuals want to view over the Internet. This service offering includes high speed IP services, colocation services and services that cost effectively distribute the content that is produced for consumption over the Internet. This strategy led us to purchase the content distribution network or CDN assets of SAVVIS, Inc. in January 2007. We believe that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet. Furthermore, we believe that we are the only services provider with a single source, full portfolio of end-to-end content distribution solutions, and that we are in a unique position to offer a range of building blocks to meet these customers’ needs.

•       Expand Metropolitan Network Coverage.   We expect to selectively extend the current reach of our existing metropolitan networks by opportunistically adding additional connections to buildings and other traffic aggregation points from these networks to enable us to reach additional potential customers and reduce our costs for the termination of our customer’s communications traffic on other carriers’ networks.

•       Pursue Acquisition Opportunities.   For a number of years,  we have engaged in significant acquisition activities. In evaluating potential acquisition opportunities, among other criteria, we evaluate the potential acquisition according to the transaction’s ability to generate positive cash flow from high credit quality customers. For these opportunities, we generally look for companies with recurring revenue that comes predominantly from services we already provide, in geographic areas that are already served, with customers that are consistent with our existing customer base. It is this group of acquisitions that generally also provide significant synergy opportunities as a result of overlapping network and service offerings.

As we seek to expand the addressable market for our services, we also evaluate opportunities that would expand our service capabilities. Transactions that would be included in this category would expand the geographic scope of our network or would provide capabilities for additional services or distribution channels. For these opportunities, we generally consider whether the targeted company’s distribution strategy is consistent with our strategy and whether management believes that the target’s current and/or future revenues can be significantly increased and/or expenses can be significantly reduced as a result of a combination with our operations. Generally these acquisition opportunities will not provide the same level of synergy opportunity that the category of acquisitions describe above provide to us.

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

•       Provide Low Cost Backbone Services Through An Upgradeable Backbone Network.   Many portions of our originally constructed intercity and metropolitan networks were designed to provide high quality communications services at a lower cost. As we continue to integrate our recently acquired operations, our network and business processes will seek to enable us to cost effectively deploy future generations of optical and IP networking components (both fiber and transmission electronics and optronics) and thereby expand capacity and reduce unit costs. In addition, our strategy is to maximize the use of open, non-proprietary interfaces in the design of our network software and hardware. This approach is intended to provide the company with the ability to purchase the most cost effective network equipment from multiple vendors and allow us to deploy new technology more rapidly and effectively.

•       Attract and Motivate High Quality Employees.   We have developed programs designed to attract and retain employees with the technical and business skills necessary for our business. The programs include our long term incentive programs.

Our Strengths

We believe that the following strengths will assist us in implementing our strategy:

•       Experienced Management Team.   We have assembled a management team that we believe is well suited for our business objectives and strategy. Our senior management has substantial experience in leading the development, marketing and sale of communications services and in managing, designing and constructing metropolitan, intercity and international networks.

•       A Comprehensive Range of Communications Services.   We provide a comprehensive range of communications services designed to meet the needs of our customers over our network. During 2006, we expanded our targeted customer base to include enterprise or business customers through our recently completed acquisitions.

Our communications service offerings include: Softswitch and voice services including wholesale VoIP component services and consumer oriented VoIP services, enterprise or business voice services, wholesale voice termination services, managed modem for the dial-up access business; Internet Protocol and data services including Internet access and IP and Ethernet Virtual Private Networks and broadband transport services such as wavelengths, dark fiber and private line services including transoceanic, backhaul, intercity, metro and unprotected private line services; content distribution services including video broadcast services; and colocation services. The availability of these services varies by location.

For several years we have been developing services that take advantage of the investment that we have made in our network and that generally target large, existing markets for communications services. We have also expanded our existing markets for communications services through our recent acquisitions that enabled us to offer services directly to enterprise or business customers. Through these efforts we have increased significantly our addressable market by adding new targeted customers as well as new voice and data services that take advantage of the geographic coverage and cost advantages of our network.

•       Significant metropolitan network platform.   As of December 31, 2006, and after giving effect to the acquisition of Broadwing, we have metropolitan fiber networks in approximately 125 markets in the United States and Europe, which contain approximately 25,000 route miles and connect in the aggregate approximately 6,500 traffic aggregation points and buildings. Our metropolitan networks enable us to connect directly to points of high traffic aggregation and customer locations and reduce our costs for the termination of our customer’s communications traffic on other carriers’ networks.

•       End-to-End Network Platform.   Our strategy has been and continues to be to deploy network infrastructure in major metropolitan areas and to link these networks with significant intercity and trans-oceanic networks in North America and Europe. We believe that the integration of our metropolitan and intercity networks with our colocation facilities will expand the scope and reach of our on-net customer coverage, facilitate the uniform deployment of technological innovations as we manage our future upgrade paths and allow us to grow or scale our service offerings rapidly. We believe that we are the only international communications service provider with the unique combination of 1) large fiber count metropolitan networks, 2) generally uniformly deployed multi-conduit intercity networks, 3) substantial colocation facilities and 4) significant content distribution technology and services.

•       Advanced IP Backbone.   We operate one of the largest international IP networks or backbones. Our IP services deliver a broad range of IP transit and network interconnection solutions tailored to meet the varied needs of high bandwidth companies.

•       Extensive Patent Portfolio.   Through both organic growth and acquisitions, we have developed an extensive patent portfolio, consisting of approximately 800 patents and patent applications filed in the United States and around the world. Our patent portfolio includes patents filed in each of the last three decades covering technologies ranging from data and voice services to content distribution to transmission and other networking equipment. Many of our patents that cover our core technologies and service offerings are not scheduled to expire for more than ten years. While our portfolio has only been used to date from a defensive perspective to resolve claims of infringement asserted against Level 3, we are exploring appropriate ways to enforce our rights against others. We will continue to file new patent applications as we enhance and develop products and services, and we will continue to seek opportunities to expand our patent portfolio through strategic acquisitions.

•       Softswitch based Co-Carrier Network.   Our experience in operating our Softswitch based co-carrier network is combined with a set of infrastructure and other management experiences, which include extensive local interconnection with local exchange carriers, experience in scaling a Softswitch based platform, and an ability to provide seamless interconnection to the traditional telephone network or PSTN. We believe that our extensive co-carrier network and Softswitch infrastructure provides us with a competitive advantage in the emerging voice over IP or VoIP marketplace.

•       A More Readily Upgradeable Network Infrastructure.   With respect to a substantial portion of our network, the network was designed to take advantage of technological innovations, incorporating many of the features that are not present in older communication networks, and provide us flexibility to take advantage of future developments and innovations. We designed the transmission network to optimize all aspects of fiber and optronics simultaneously as a system to deliver the lowest unit cost to our customers. As fiber and optical transmission technology changes, we expect to realize new unit cost improvements by deploying the most cost efficient technologies in our network. We believe that our network design will enable us to lower costs and prices while enjoying higher margins than our competitors.

Our Communications Services

Customer Focused Organization

In August 2006, we realigned the customer interacting or customer facing aspects of our communications business into four groups to focus more effectively on the needs of our customers. These four groups are:

•       Wholesale Markets Group

•       Business Markets Group

•       Content Markets Group; and

•       Europe

This realignment was implemented to enable those employees in these customer facing roles to develop and deliver high quality communications services that are based on the needs of the customers that the group is seeking to serve. Each of these groups is supported by dedicated employees in sales, marketing, service or product management and operations. Each of the groups is also supported by centralized global network services, metropolitan network services, engineering, information technology, and corporate functions including legal, finance, strategy and human resources. It is through the Wholesale

Markets, Business Markets, Content Markets and Europe groups that we offer a comprehensive range of communications services.

Wholesale Markets Group.   The Wholesale Markets Group is focused on delivering communications services to meet the high bandwidth needs of many of the largest global communications services providers on a wholesale basis. The Wholesale Markets Group’s customers will integrate or package our services into their own products and services to offer voice, video and data services to their end-user customers.

The market segments that the Wholesale Markets Group addresses include:

•       domestic and international carriers;

•       voice service providers, which include calling card companies, conferencing providers, and contact centers that use VoIP technology to better manage costs and enable advanced applications;

•       wireless providers;

•       cable television companies;

•       system integrators; and

•       the U.S. government.

Business Markets Group.   The Business Markets Group is focused on delivering communications services to meet the telecommunications needs of small, medium and large enterprises as well as local and regional carriers, higher education institutions and academic consortia as well as state and local governments. Local and regional carriers include ISPs, enhanced service providers, application service providers, wireless providers, mobile virtual network operators, VoIP providers as well as datacenters and hosting facilities. The Business Markets Group focuses on providing its targeted customers with the full suite of data, Internet, transport and voice services.

Content Markets Group.   As we believe that one of the largest sources of future incremental demand for communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet, the Content Markets Group focuses on offering a range of end-to-end communications services building blocks to meet the content distribution needs of its customers. Customers that the Content Markets Group serves include:

•       video distribution companies;

•       providers of online gaming and mega-portals;

•       software service providers;

•       social networking providers;

•       traditional media distribution companies including broadcasters, television networks and sports leagues.

Europe.   The Europe group focuses on the communications needs of European customers and the European aspects of customers located outside of Europe. The Europe group target customers are similar to the target customers of the Wholesale Markets Group and the Content Markets Group.

Service Offerings

We offer a comprehensive range of communications services, which currently include the following services. All of these services are available to customers of each of the customer facing groups, however their availability varies by location.

•       Switched Services.   We pioneered and developed the Softswitch—a distributed computer system that emulates the functions performed by traditional circuit switches—which enables us to control and process voice and data calls over an Internet Protocol network. We also offer several traditional circuit switch-based voice services. Our Switched Services include the following.

•        Level 3 Voice Termination.   Level 3 Voice Termination consists of long distance origination, transport and termination services, offered over a combination of a circuit switch and Softswitch technologies. These services are offered primarily to inter-exchange carriers (IXCs), local phone companies, cable companies and voice over IP providers.

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

•        Level 3 International Voice Termination.   Level 3 International Voice Termination service offers the termination of international voice traffic. Customers for these services include local phone companies, wireless companies, cable companies and voice over IP providers.

•        Level 3 VoIP Enhanced Local.   Level 3 VoIP Enhanced Local is a VoIP solution that enables broadband cable operators, IXCs, voice over IP providers, and other companies operating their own switching infrastructure to launch IP-based local and long-distance voice to residential and business customers via any broadband connection. With the purchase of Level 3 VoIP Enhanced Local service, a customer obtains the essential building blocks required to offer residential or business voice over IP phone service such as local phone numbers, local number portability, local and long distance calling, E-911, operator assistance, directory listings, and directory assistance.

•        Level 3 Local Inbound.   Level 3 Local Inbound service terminates traditional telephone network originated calls to Internet Protocol termination points. Customers, such as call centers, conferencing providers, and voice over IP service providers, can obtain telephone numbers from us or port-in local telephone numbers that the customer already controls. These local calls are then converted to IP and transported over our backbone to a customer’s IP voice application at a customer-selected IP voice end point.

•        Level 3 E-911 Direct.   Level 3 E-911 Direct is a portfolio of E-911, or Enhanced 911, solutions, including a fixed-location solution with network connections to public safety answering points or PSAPs that serve approximately 70 percent of all U.S. households, and a solution for nomadic voice over IP providers that takes advantage of the same network connections as the fixed-location solution. Enhanced 911 service allows an emergency services operator to automatically receive information related to a 911 caller’s registered address and callback phone number. A nomadic voice over IP provider is a company that permits its end user customer to use VoIP services from more than one location. Level 3 E-911 Direct provides the network capabilities that route and complete 911 calls to appropriate selective routers and PSAPs on the traditional telephone 911 network. PSAPs are provided with calling information that allows them to query appropriate databases to determine the subscriber’s registered address and call-back number. When used with the services provided by a third party VoIP Positioning Center, or VPC, to collect, update and report subscriber location information, our Level 3 E-911 Direct service enables VoIP service providers to supply 911 services to their subscribers. Level 3 E-911 Direct works in conjunction with Level 3 VoIP Enhanced Local and Level 3 Local Inbound services as well as on a stand alone basis.

•        Level 3 One Plus.   Level 3 One Plus service provides non-facilities-based resellers and regional carriers with a geographically limited ability to originate calls from the PSTN, and a complete end-to-end solution for their interstate, intrastate and international traffic. This service suite features Automatic Number Identification (ANI)-based and Carrier Identification Code (CIC)-based services as well as a dedicated end-user service.

•        Level 3 Business Lines.   The Level 3 Business Lines service provides a feature rich telephone functionality. The service offering includes a PSTN line that connects to the customer’s business location from our central office facility; the telephone number, which includes associated directory listing; standard services, which include operator services, directory assistance, and 911 services; and long-distance access, which provides equal access to all long-distance carriers, including Level 3.

•        Level 3 Switched Long Distance.   The Level 3 Switched Long Distance service offers customers reliable service at competitive prices with features that meet their business needs. These features include intrastate and interstate voice service at simple, cost-effective flat rates on interstate and intrastate calls with no monthly recurring or minimum-usage charges with access to over 290 international locations.

•        Level 3 Managed Modem.   Level 3 Managed Modem is an outsourced, turn-key infrastructure solution for the management of dial up access to the public Internet. ISPs comprise a majority of the customer base for Level 3 Managed Modem and are provided a fully managed dial up network infrastructure. As part of this service, Level 3 arranges for the provision of local network coverage, dedicated local telephone numbers, racks and modems as well as dedicated connectivity from the customer’s location to the Level 3 Gateway facility.

•       Network and Internet Services.   We offer both wholesale-oriented communications services to enable large scale networks and high speed access to the Internet as well as similar services designed for the enterprise marketplace. We offer a portfolio of data communications services ranging from basic network infrastructure components such as dark fiber, wavelength, and private line services to higher level routed data services such as Ethernet, Internet Transit and IP VPN. Our Network and Internet Services include the following.

•        Transport Services.   Transport services include wavelengths (Level 3 Intercity Wavelength Services and Level 3 Metro Wavelength Services) and private lines (Level 3 Intercity Private Line Services and Level 3 Metro Services). These services are available across our metropolitan and intercity fiber network. Wavelength services provide unprotected point-to-point connections of a fixed amount of bandwidth using a particular color of light on the fiber network. Wavelength services are available at 2.5 Gbps and 10 Gbps speeds, which represent the largest capacity of dedicated transport services. This service offering targets customers that require significant amounts of bandwidth, desire more direct control and provide their own network management. Private line services are also point to point connections of dedicated bandwidth but usually include SONET or SDH protection to provide resiliency to fiber or equipment outages. We also offer private line services on an “unprotected” basis, meaning the customer is responsible for providing additional resiliency, if needed. Private line services are available in a range of speeds: DS-1 (1.5 Mbps), DS-3, OC-3, OC-12 and OC-48, as well as SDH equivalents. Customers generally use our transport services to create their own SONET/SDH, ATM and IP networks. We typically offer transport services in annual contracts with monthly payments or long-term pre-paid agreements.

Level 3 also provides transport services within our transatlantic cable system connecting North America and Europe as well as via leased bulk capacity on other transoceanic systems. “International Backhaul” transport services, interconnecting cable landing stations and the terrestrial North American and European networks, are also available.

•        High Speed Internet Protocol (IP) Service.   Level 3 operates one of the largest international Internet backbones providing connectivity among customer IP, content and application networks. Built on our own intercity and metropolitan networks in North America and Europe, we provide customers with high performance, reliability and scalability. Access to the Internet is enabled through interconnection among our customers across our network as well as interconnections with other Internet Service provider “peers.” Level 3 High Speed IP offers a wide range of Ethernet and SONET access port speeds such as 100BaseT, GigE, DS-1, DS-3, OC-3 and OC-12, OC-48 and 10 GigE.

•        Level 3 Dedicated Internet Access.   Level 3 Dedicated Internet Access service provides a high-speed Internet over a Tier One Internet backbone service through a wide variety of access methods and speeds ranging from 56 Kbps to OC-48 and Gigabit Ethernet. The service also includes Domain Name services, primary, secondary and caching and is available as either a stand-alone service or as a compliment to our other communications services.

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

•        Colocation Service.   We offer high quality, data center space where customers can locate servers, content storage devices and communications network equipment in a safe and secure technical operating environment. At our colocation sites, we offer high-speed, reliable connectivity to our network and to other networks, including metro and intercity networks, the traditional telephone network and the Internet. Critical components of this service offering are reliable AC/DC power, emergency back-up generator power, equipment cooling and fire protection. These sites are monitored and maintained 24 hours a day and incorporate advanced security access. We believe that our ability to complement a full range of communications services with quality data center space enables customers to build complete telecommunications and application solutions with us.

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

•        Professional Services.   With Level 3 Professional Services, we offer field technical support services 24 hours a day to companies wishing to outsource their telecommunications equipment support at locations across North America and Europe. Customers can realize improved response time and cost savings using Level 3’s personnel instead of hiring their own dedicated technicians. We also provide design, implementation and ongoing network management services for complex network projects.

•       Content Distribution.   Our Content Distribution primary products and services include the following.

•        Content Delivery Network.   Our content delivery network service is a unique configuration of our hosting and network assets located in approximately 25 countries, which is designed to improve the performance, reliability, and reach of web applications. Our caching services provide swift delivery of media content such as graphics, video, and voice, and provide efficient downloads of software releases and security patches. Our streaming services can be used to deliver single events or libraries of video, music or animated content. Our Intelligent Traffic Management software can be used to route traffic to individual servers based on business rules or continuously monitor systems and to reroute traffic should performance bottlenecks emerge.

•        Fiber Optic and Satellite Video Transport Services.   We offer various products to provide audio and video feeds over fiber or satellite for broadcast and production customers. These products vary in capacity provided, frequency of use (that is, may be provided on an occasional or dedicated basis) and price. In 2004, Super Bowl® XXXVIII was the first live broadcast event ever carried using our new high definition (HD) transport product.

•        Advertising Distribution Services.   These services include the following. Audio Distribution, where we send radio spots to stations via electronic and physical distribution. Spots are distributed to over 10,500 stations in North America via the Internet using no proprietary hardware. Video Distribution, where we have the capability to deliver video content electronically and physically to television stations, broadcast networks and cable networks across the United States.

•        Storage.   We offer secure storage of media components in our climate-controlled storage facilities located in Burbank, California, Chicago, Illinois and Newark, Delaware.

Prior to our acquisition of Broadwing in January 2007, Broadwing offered many services that were similar to our services. In addition, Broadwing offered some services that were not similar to our services. As part of our integration activities, which we have recently begun, we will evaluate Broadwing’s service offering to determine which services we will continue to offer and which services we will discontinue.

For a discussion of certain geographic information regarding our revenue from external customers and long-lived assets, please see the notes to our Consolidated Financial Statements appearing elsewhere in this Form 10-K. For a discussion of our communications revenue, please also see Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing later in this Form 10-K. Our management continues to review our existing lines of business and service offerings to determine how those lines of business and service offerings assist with our focus on the delivery of communications services and meeting our financial objectives. This exercise takes place both with respect to integration activities and in the ordinary course of our business. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications or with obtaining our financial objectives, we may exit those lines of business or stop offering those services.

Our communications network

Our network is an advanced, international, facilities based communications network. Today, we primarily provide services over our own facilities. At December 31, 2006, and after giving effect to the acquisition of Broadwing, our network encompasses:

•       an intercity network covering approximately 67,000 miles in North America;

•       local networks in approximately 116 North American markets;

•       an intercity network covering approximately 4,200 miles across Europe;

•       local networks in approximately 9 European markets;

•       approximately 6.9 million square feet of Gateway and transmission facilities in North America and Europe; and

•       a 1.28 Tbps capable transatlantic cable system currently equipped at 640 Gbps.

Intercity Networks.   Our approximately 67,000 mile fiber optic intercity network in North America consists of the following:

•       Multiple conduits. In approximately 30,000 miles of our intercity network, we have installed groups of multiple conduits. We believe that the availability of spare conduit will allow us to deploy future technological innovations in optical networking components as well as providing us with the flexibility to offer conduit to other entities.

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

•       High speed SONET transmission equipment employing ring protection switching and designed for high quality and reliable transmission. We expect that over time, SONET equipped networks will be transitioned to employ a “mesh” architecture made possible by advances in optical technologies. A mesh architecture allows carriers to establish alternative protection schemes that reduce the amount of capacity required to be reserved for protection purposes.

•       A design that maximizes the use of open, non-proprietary hardware and software interfaces to allow less costly upgrades as hardware and software technology improves.

During the first quarter of 2001, we completed our construction activities relating to our North American intercity network. Also during 2001, we completed the migration of customer traffic from our original leased capacity network to our completed North America intercity network. Deployment of the North American intercity network was accomplished through simultaneous construction efforts in multiple locations, with different portions being completed at different times. In 2003, we added approximately 2,985 miles to our North America intercity network as part of the Genuity transaction, and in 2005, we added approximately 30,000 miles (including IRUs) to our intercity network as part of the WilTel Communications transaction. In 2006 and January 2007, we added approximately 26,000 miles (including IRUs) to our North America intercity network as part of the various acquisitions during that period, (including the Broadwing transaction which closed early in the first quarter of 2007).

In Europe, we have completed construction of our fiber optic intercity network with characteristics similar to those of the North American intercity network in a multiple ring architecture. During 2000, we completed the construction of Ring 1 and Ring 2 of our European network. Ring 1, which is approximately 1,900 miles, connects the major European cities of Paris, Frankfurt, Amsterdam, Brussels and London and was operational at December 31, 2000. Ring 2, which is approximately 1,650 miles, connects the major German cities of Berlin, Cologne, Dusseldorf, Frankfurt, Hamburg, and Munich. Ring 2 became operational during the first quarter of 2001. Subsequently, we created two additional rings generally through IRU acquisitions to connect to our expanded operations in Europe that are described below. The first ring is approximately 2,150 miles and connects Copenhagen, Stockholm and Oslo and the second ring is approximately 1,700 miles and connects Milan, Zurich and Geneva.

During 2002, we completed an expansion of our European operations to seven additional cities. Our expansion to these additional locations was facilitated through the acquisition of available capacity from other carriers in the region. During 2003, we completed an expansion of our European operations to four additional cities. In addition, during 2004, we completed an expansion of our European operations to two cities. During 2005, we completed an expansion of our European operations to one city. During 2006, we obtained dark fiber primarily in those cities currently served by leased wavelength capacity and additionally in 2006 we completed an expansion of our European operations to 9 additional cities. In 2007, we expect to continue our European expansion to 5 cities in Central and Eastern Europe by obtaining dark fiber primarily in those cities currently served by leased wavelength capacity. We expect to use the dark fiber with appropriate transmission equipment to sell a full suite of transport and IP services.

Our European network is linked to our North American intercity network by the Level 3 transatlantic 1.28 Tbps capable cable system, which was also completed and placed into service during 2000. The transatlantic cable system—which we refer to as the Yellow system—has a current capacity available to us of 640 Gbps and is upgradeable to 1.28 Tbps. The deployment of the Yellow system was completed pursuant to a co-build agreement announced in February 2000, whereby Global Crossing Ltd. participated in the construction of, and obtained a 50% ownership interest in, the Yellow system. Under the co-build agreement, Level 3 and Global Crossing Ltd. each now separately own and operate two of the four fiber pairs on the Yellow system. We also acquired additional capacity on Global Crossing Ltd.’s transatlantic cable, Atlantic Crossing 1, during 2000 to serve as redundant capacity for our fiber pairs on the Yellow system. We also own capacity in the TAT14 cable system. In connection with the WilTel acquisition, we have secured additional capacity on Global Crossing’s transatlantic cable, Atlantic Crossing 1, and TAT-14. In 2006, we purchased 300 Gigabits of transatlantic capacity with the right to purchase 300 Gigabits of additional capacity from Apollo Submarine Cable System Ltd. In January 2007 we purchased 150 Gigabits of the additional capacity available from Apollo Submarine Cable System Ltd. We are also now an owner on the Japan-US, and China-US cable systems and an IRU holder on Southern Cross cable system, all by virtue of the Wiltel acquisition.

Local Market Infrastructure.   Our local facilities include fiber optic metropolitan networks connecting our intercity network and Gateway’s to buildings housing communications-intensive end users and traffic aggregation points - including ILEC and CLEC central offices, long distance carrier points-of-presence or POPs cable head-ends, wireless providers’ facilities and Internet peering and transit facilities. As of December 31, 2006, and after giving effect to the acquisition of Broadwing, we had in the aggregate approximately 6,500 traffic aggregation points and buildings connected to our metropolitan networks. Our high fiber count metropolitan networks allow us to extend our services directly to our customers’ locations at low costs, because the availability of this network infrastructure does not require extensive multiplexing equipment to reach a customer location, which is required in ordinary fiber constrained metropolitan networks.

After giving effect to the acquisition of Broadwing, we had secured approximately 6.9 million square feet of space for our Gateway and transmission facilities as of December 31, 2006, and had completed the buildout of approximately 4.6 million square feet of this space. Our initial Gateway facilities were designed to house local sales staff, operational staff, our transmission and Internet Protocol routing and Softswitch facilities and technical space to accommodate colocation services—that is, the colocation of equipment by high-volume Level 3 customers, in an environmentally controlled, secure site with direct access to Level 3’s network generally through dual, fault tolerant connections. Some of our facilities are larger than our initial facilities and were designed to include a smaller percentage of total square feet for our transmission and Internet Protocol routing/Softswitch facilities and a larger percentage of total square feet to support colocation services. Availability of these services varies by location.

As of December 31, 2006, and after giving effect to the acquisition of Broadwing, we had operational, facilities-based, local metropolitan networks in 116 U.S. markets and 9 European markets.

As of December 31, 2006, and after giving effect to the acquisition of Broadwing, we had approximately 145 markets in service in North America and approximately 32 markets in service in Europe.

Our Content Delivery Network

Content Delivery Network, or CDN, describes a system of computers networked together across the Internet to provide content to users in the most efficient manner to enable an optimal user experience. In a CDN, nodes or groups of computers are deployed in multiple locations closer to the end user, also known as the “edge of the network” and cooperate with each other to satisfy requests for content by end users, transparently moving content behind the scenes to optimize the delivery process. Requests for content are directed intelligently through sophisticated software applications to nodes that are optimal for the needs of the end users, such as a specific level of performance or cost efficiency. For example, when optimizing for performance, node locations that can serve content quickly to the user may be chosen, whereas, when optimizing for cost, node locations that are less expensive to serve from may be chosen instead.

Our content delivery network is a unique configuration of our hosting and network assets located in approximately 25 countries, which is designed to improve the performance, reliability, and reach of web applications.

We believe that as a result of the combination of our recently acquired CDN assets and our existing infrastructure, we are strongly positioned to grow the Level 3 market share in the CDN business. This belief is based on several factors.

•       Network Scale.   Because we own our own network, our ability to increase capacity to meet the needs of content providers is greater than other CDN providers who do not have the flexibility to quickly increase their available network capacity.

•       Network Reach.   Our customers reach global Internet destinations using an average number of “hops” that are fewer than with most any other provider, enabling our customers to easily reach their audiences and provide better performance. The fewer number of hops required by our customers to reach their Internet destinations serves to reduce latency and jitter.

•       Low Cost Position.   Because we own the underlying network infrastructure, we believe that we are positioned to offer cost advantages to our customers. By moving content at scale, our customers can take advantage of lower unit costs for bandwidth, colocation, servers and disk space.

CDN Applications

There are an increasing number of applications for CDN, across many types of customers, particularly Internet-centric businesses and businesses that desire to accommodate increasingly larger file sizes for transmission over the Internet. Social Networking businesses require CDN to provide their customers with fast reliable music and video downloads. Likewise, through the use of CDN, software companies are able to provide software downloads for their customers. Online retailers and advertisers use CDN services to provide images and flash files and to download advertisements. The media and entertainment industries use CDN services to provide on-demand streaming and live streaming. Online gaming companies provide for game downloads, applications updates and delivery of demos and trailers through CDN.

Content Distribution Services Architecture

The CDN platform uses our existing physical network and infrastructure, and is composed of the Edge server or computer, which provides caching and streaming functions and the Global server, which provides load balancing—that is, a computer that directs the traffic to the most efficient server to meet the end users request. The Edge server enables the storage of popular content in a location that is closer to the end user and thereby reduces bandwidth requirements and improves client response times for content stored in the cache. The Global server or computer load balancing components of the CDN directs end user requests to the content source that is best able to serve the request of the particular end user, such as routing to the service noted that is closest to the end user or to the one with the most capacity, depending on the particular need of the end user.

We also transmit audio and video programming for our customers over our fiber-optic network and via satellite. We use our network to carry many live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event. These events include live sporting events of the major professional sports leagues. For live events where the location is not known in advance, such as breaking news stories in remote locations, we provide an integrated satellite and fiber-optic network based service to transmit the content to our customers. Most of our customers for these services contract for the service on an event-by-event basis; however, we have some customers who have purchased a dedicated point-to-point service, which enables these customers to transmit programming at any time.

We also distribute advertising spots to radio and television stations throughout the United States, both electronically and in physical form. Customers for these services can utilize a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders.

Distribution Strategy

Our communications services sales strategy with respect to our Wholesale Markets Group and Europe is to utilize a direct sales force focused on companies with high bandwidth and/or voice requirements. These businesses include incumbent local exchange carriers, established next generation carriers, international carriers also known as PTTs, major ISPs, broadband cable television operators, major interexchange carriers, wireless carriers, systems integrators, governments, emerging VoIP service providers, calling card providers, conferencing providers and call centers.

With respect to our Business Markets Group, medium to large enterprises will be serviced by a Major Markets Sales Force or a direct sales force. Smaller business opportunities will be serviced by the Small Business Sales Channel and will generally offer pre-defined bundles of services.

Our communications services sales strategy with respect to the Content Markets Group is also to utilize a direct sales force. Targeted customers include video distribution companies; providers of online gaming and mega-portals; software service providers; social networking providers; and traditional media distribution companies including broadcasters, television networks and sports leagues.

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

For the year ended December 31, 2006, our top ten customers represented approximately 54% of our consolidated total revenue. Revenue from our largest customer, AT&T Inc. and its subsidiaries, including SBC Communications, BellSouth and Cingular, (assuming those subsidiaries were wholly owned by AT&T for all of 2006), represented approximately 32.4% of our consolidated total revenue for 2006. The next largest customer accounted for approximately 6.6% of our consolidated total revenue and most of the remaining top ten customers each account for 2% or less of our consolidated total revenue.

In connection with the acquisition of WilTel in December 2005, we acquired a large customer contract between WilTel and SBC Communications, a subsidiary of AT&T. We expect that the revenue generated under this contract will continue to decline over time as SBC Communications migrates its traffic from our network to the merged SBC and AT&T Communications network that SBC Communications acquired from the former AT&T.

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

•       “web-enabled” applications so that on-line access to order entry, network operations, billing, and customer care functions is available to all authorized users, including our customers;

•       use of a tiered, client/server architecture that is designed to separate data and applications, and is expected to enable continued improvement of software functionality at minimum cost; and

•       use of pre-developed or “shrink wrapped” applications, where applicable, which will interface to our internally developed applications.

Our Employees

As of December 31, 2006, and after giving effect to the acquisition of Broadwing, we had approximately 7,400 employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

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

We believe that a confluence of these factors created an unsustainable level of competition in the market. We believe that this was evidenced by both the number of competitors vying for similar business and by the amount of inventory or capacity each brought to the market for many services. The result of these actions was an oversupply of capacity and an intensely competitive environment.

While we believe the current industry structure has improved significantly, we believe that further restructuring is likely. With the growth of communications demand, excess capacity is increasingly being absorbed. Similarly, some form of industry consolidation will continue to occur based on underlying economics. Given the large ongoing fixed costs associated with operating a backbone network, we believe that the natural industry structure will continue to evolve to a more limited number of competitors with each having high traffic scale across their networks.

While we believe that the long-run industry structure will evolve toward that described above, uncertainty surrounds how the existing competitive landscape will evolve toward this new structure. For example, while a number of next-generation and incumbent providers have been consolidated, we believe there are still a number of competitors operating fundamentally poor business models, with severe resource constraints, and are unlikely to be long-term survivors in their current forms. In addition, the ultimate impact of the recently completed transactions by AT&T and Verizon is yet to be known.

We believe that each competitor’s long-run success in the market will be driven by its available resources (for example, financial, personnel, marketing, customers) and the effectiveness of its business model (for example, service focus and mix, cost effectiveness, ability to adapt to new technologies, channel effectiveness). We recognize that many of our existing and potential competitors in the communications industry have resources significantly greater than ours.

Our primary competitors are long distance carriers, incumbent local exchange carriers, competitive local exchange carriers, PTTs, Content Delivery Network companies, and other companies that provide communications services. The following information identifies key competitors for each of our product offerings.

Our key competitors for our voice service offerings are other providers of wholesale communications services including AT&T, Verizon, Sprint and competitive local exchange carriers. Our key competitors for managed modem services are other providers of dial up Internet access including Verizon and Qwest Communications.

For our IP and Data services, we compete with companies that include Verizon,  Sprint, AT&T, Qwest Communications, Global Crossing, Cogent and XO in North America, and Sprint, Verizon, France Telecom, Deutsche Telecom, Global Crossing and Cogent in Europe.

For transport services, our key competitors in the United States are other facilities based communications companies including AT&T, Verizon, Sprint, Qwest Communications and XO. In Europe, our key competitors are other carriers such as PTTs, Telia International, Colt Telecom Group plc, Verizon, and Global Crossing.

Our key competitors for our colocation services are other facilities based communications companies, and other colocation providers such as web hosting companies and third party colocation companies. In the United States, these companies include AT&T, Savvis, Equinix, Switch & Data and Qwest Communications. In Europe, competitors include Global Switch, InterXion, Redbus, Telecity and Telehouse Europe.

For enterprise services, our key competitors include incumbent local exchange carriers (such as AT&T, Verizon and Qwest), long distance services providers (such as Sprint), and competitive local exchange carriers (such as Time Warner Telecom and XO).

For content distribution network or CDN services, our key competitors include Akamai Technologies and Limelight Networks.

The communications industry is subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those which we plan on providing. Accordingly, in the future our most significant competitors may be new entrants to the communications industry, which are not burdened by an installed base of outmoded or legacy equipment.

Regulation

Federal Regulation

The Federal Communications Commission or the FCC has jurisdiction over interstate and international communications services, among other things. The FCC imposes extensive regulations on common carriers that have some degree of market power such as incumbent local exchange carriers or ILECs. The FCC imposes less regulation on common carriers without market power, such as us. The FCC permits these non-dominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities and to provide or resell telecommunications services, between the United States and international points. We have obtained FCC approval to land our transatlantic cable in the United States. We have obtained FCC authorization to provide international services on a facilities and resale basis. Under the Telecommunications Act of 1996 or the 1996 Act, any entity, including cable television companies, electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection.

Generally speaking, CLEC access to ILEC networks and utility poles are implemented through individual negotiations, which are governed by the 1996 Act and applicable FCC Rules. Under the 1996 Act, CLEC access to ILEC networks is heavily regulated and the rules governing that access have been contentious. Over the past several years, however, the United States Supreme Court has affirmed FCC jurisdiction over ILEC unbundling, certain specific unbundling requirements and the FCC’s authority to set the mechanism which governs the rates ILECs may charge for interconnection and unbundling.

The FCC has been gradually reducing the obligations on ILECs to provide unbundled network elements. In its most recent order in 2005, the FCC eliminated the obligation to provide local switching and identified circumstances under which an ILEC’s unbundling obligations with regard to high capacity local loops and dedicated transport would also be eliminated. The availability of high capacity loops and transport depends upon tests based on the capacity of the facility, the business line density of incumbent wire centers, and the existence of collocated fiber providers in incumbent wire centers. We do not rely extensively on unbundled network elements purchased from ILECs but we do purchase special access provided by the ILECs under contracts or tariffs.

The FCC has pending a Notice of Proposed Rulemaking (“NPRM”) to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules, as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and/or remove from price caps regulation special access service in a defined geographic area (Phase II pricing flexibility) based on showings of competition. In the NPRM the FCC tentatively concludes to continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but undertakes an examination of whether the current triggers for pricing flexibility accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of ILEC special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. At this time, we have no indication when the FCC might conclude this rulemaking and we cannot predict the impact, if any, the NPRM will have on our network cost structure.

The 1996 Act also codifies the ILECs’ equal access and nondiscrimination obligations and preempts inconsistent state regulation.

As of August 1, 2001, our tariffs for interstate end user services were eliminated and our tariffs for international interexchange services were eliminated on January 28, 2002. Our rates must still be just and reasonable and nondiscriminatory. Our state tariffs remain in place. We have historically relied primarily on our sales force and marketing activities to provide information to our customers regarding these matters and expect to continue to do so. Further, in accordance with the FCC’s orders we maintain a schedule of our rates, terms and conditions for our domestic and international private line services on our web site.

Intercarrier compensation.   Telecommunications carriers compensate one another for traffic carried on each other’s networks. Interexchange carriers pay access charges to local telephone companies for long distance calls that originate and terminate on local networks. Local telephone companies typically charge one another for local and Internet-bound traffic terminating on each other’s networks. The entire methodology by which carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, is under review at the FCC.

Apart from this comprehensive review of intercarrier compensation, individual compensation issues have been the subject of FCC rulings. The issue of compensation to be paid for calls dialed to the Internet service providers has been a significant one in the regulatory areas. Beginning in June 1997, every RBOC advised CLECs that they did not consider calls in the same local calling area from their customers to the CLEC’s ISP customers to be local calls under the interconnection agreements between the RBOCs and the CLECs. The RBOCs claimed that these calls are exchange access calls for which exchange access charges would be owed. The RBOCs claimed, however, that the FCC exempted these calls from access charges so that no compensation is owed to the CLECs for transporting and terminating such calls. As a result, the RBOCs threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. On February 25, 1999, the FCC issued a Declaratory Ruling on the issue of inter-carrier compensation for calls bound to ISPs. The FCC ruled that the calls are jurisdictionally interstate calls, not local calls.

The FCC, however, determined that this issue was not dispositive of whether intercarrier compensation is owed. That decision was appealed to the D.C. Circuit which held that the FCC had failed to adequately support its conclusions under the requirements of the 1996 Act. On April 18, 2001, the FCC adopted a new order regarding intercarrier compensation for ISP-bound traffic. In that Order, the Commission established a new intercarrier compensation mechanism for ISP-bound traffic with declining rates over a three year period. In addition to establishing a new rate structure, the Commission capped the amount of ISP bound traffic that would be “compensable” and prohibited payment of intercarrier compensation for ISP-bound traffic to carriers entering new markets. The April 2001 order was appealed to the D.C. Circuit. On May 3, 2002, the D.C. Circuit found that the FCC had not provided an adequate legal basis for its ruling, and therefore remanded the matter to the FCC. In the interim, the court let the FCC’s rules stand. It is unclear when the FCC will issue revised findings in response to the latest remand. On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth cap, and new market and mirroring rules of the ISP Remand Order. The FCC granted the Core Petition with respect to the growth cap and the new market rules, but denied the Petition as to the rate caps and mirroring rules (“Core Order”). That decision has been appealed to the D.C. Circuit.

Prior to 2004, we entered into agreements providing for payment of compensation for terminating ISP-bound traffic with Verizon, in its former Bell Atlantic operating territory, with SBC Corporation for the 13-state operating territory that includes its affiliates Pacific Bell, Southwestern Bell, Ameritech and Southern New England Telephone, and with BellSouth in its nine-state operating territory. We also entered into interconnection agreements with Qwest, Cincinnati Bell Telephone, and Sprint that reflect the intercarrier compensation rates adopted by the FCC in its ISP Remand Order. Given the general uncertainty surrounding the effect of the FCC decisions, appeals, and the remand, we may have to change how we treat the compensation we receive for terminating calls bound for ISP-bound traffic if the agreements under which compensation is paid provide for the incorporation of changes in FCC rules and regulations.

In May 2004, we reached a new interconnection agreement with Bell South, now AT&T, that incorporated the terms of the ISP Remand Order. BellSouth requested renegotiation of this agreement in early October 2006 however the parties continue to provide services and exchange payments under the agreement until a successor agreement is reached. In September 2004, Level 3 and Verizon amended our existing interconnection agreement to establish intercarrier compensation terms. The compensation section of that agreement expires in August 2007. Level 3 and Verizon will continue to provide services under this agreement until a successor agreement is reached. In late 2003, we reached an agreement with SBC, now AT&T, continuing payment for the exchange of ISP-bound traffic. In February 2005, we and SBC agreed to successor interconnection agreements which cover the payment for the exchange of ISP-bound traffic. The SBC agreement expired on December 31, 2006. Level 3 and SBC continue to provide services and exchange payments under that agreement until a successor agreement is reached.

We are negotiating new agreements with each of these carriers but at this time cannot predict what the final terms will be, including compensation for ISP-bound traffic.

Universal Service.   Level 3 is subject to federal and state regulations that implement universal service support for access to communications services in rural, high-cost and low-income markets at reasonable rates; and access to advanced communications services by schools, libraries and rural health care providers. Currently, the FCC assesses Level 3 a percentage of interstate revenue it receives from retail customers as its contribution to the federal Universal Service Fund. The FCC is currently considering changing the method by which our contributions are assessed to a flat-fee charge, such as a per-line or per-number charge. Any change in the assessment methodology may affect Level 3’s revenues but at this time, it is not possible to predict the extent we would be affected if at all.

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

State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. A portion of our traffic may be classified as intrastate telecommunications and therefore subject to state regulation. We expect that we will offer more intrastate telecommunications services (including intrastate switched services) as our business and product lines expand. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. We currently are authorized to provide telecommunications services in all fifty states and the District of Columbia. In addition, we will be required to obtain and maintain interconnection agreements with ILECs where we wish to provide service. We expect that we should be able to negotiate or otherwise obtain renewals or successor agreements through adoption of others’ contracts or arbitration proceedings, although the rates, terms, and conditions applicable to interconnection and the exchange of traffic with certain ILECs could change significantly in certain cases. The degree to which the rates, terms, and conditions may change will depend not only upon the negotiation and arbitration process and availability of other interconnection agreements, but will also depend in significant part upon state commission proceedings that either uphold or modify the current regimes governing interconnection and the exchange of certain kinds of traffic between carriers. In May 2004, we reached agreement on new interconnection agreements with BellSouth in all 9 of the BellSouth states. In September 2004, we reached new interconnection agreements with Verizon, and with SBC in February 2005.

States also often require prior approvals or notifications for certain transfers of assets, customers or ownership of certificated carriers and for issuances by certified carriers of equity or debt.

Local Regulation

Our networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county-by-county and state-by-state basis. To install our own fiber optic transmission facilities, we need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured may not be available to us on economically reasonable or advantageous terms.

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

The FCC is also considering several petitions filed by individual companies concerning the regulatory rights and obligations of providers of IP-based voice services, and networks that handle IP-based voice traffic or that exchange that traffic with operators of PSTN facilities.

On October 18, 2002, AT&T Corporation filed a petition with the FCC requesting a declaratory ruling that calls that originate and terminate on the PSTN, but which may be converted into IP during some part of the transmission, are exempt from access charges under existing FCC rules. On April 21,

2004, the FCC rejected AT&T’s Petition, stating that the calls described by AT&T were telecommunications services subject to access charges under existing FCC rules.

On September 22, 2003, Vonage Holdings Corporation or Vonage filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, or vice versa, are interstate information services not subject to state regulation under the federal Communications Act and existing FCC rules. On November 10, 2004, the FCC adopted an order ruling that Vonage’s service was an interstate service not subject to state regulation. The FCC did not rule whether the service is only an information service that is not subject to Title II under the Act. Appeals were filed in a number of circuits, which appeals were consolidated and assigned to the U.S. Court of Appeals for the 8th Circuit. Oral arguments were heard on January 12, 2006. A decision is pending. Until a decision is released, we cannot predict how a ruling might affect our provision of VoIP services.

On June 3, 2005, the FCC issued an order requiring all interconnected VoIP providers to deliver enhanced 911 capabilities to their subscribers by no later than November 28, 2005. We have modified our service offerings to VoIP providers in order to assist those providers in complying with the FCC mandate. A number of parties appealed this FCC order. On December 15, 2005, the DC Circuit Court of Appeals upheld the FCC VoIP 911 Order in its entirety. It is too early to predict how this outcome will affect customer demand for our 911 services

A number of state public utility commissions are conducting regulatory proceedings that could impact our rights and obligations with respect to IP-based voice applications. Previously, the Minnesota Public Utilities Commission or MPUC ruled that Vonage’s DigitalVoice service was a telephone service under state law, and ordered Vonage to obtain state certification, file tariffs, and comply with 911 requirements before continuing to offer the service in the state. Vonage filed a request in the Federal District Court for the District of Minnesota to enjoin the MPUC’s decision. On October 16, 2003, a federal judge granted Vonage’s request for an injunction, concluding that Vonage provides an information service immune from state regulation and thereby barring the MPUC from enforcing its decision. On December 22, 2004, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s judgment on the basis of the FCC’s determination that Vonage’s service was interstate and noted that the MPUC would be free to challenge the injunction if it or another party prevailed on an appeal of the FCC’s Vonage Order.

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

European Regulation

Unlike the United States which has a fractured regulatory scheme with respect to VoIP services, the European Union has adopted a more systematic approach to the convergence of networks and VoIP regulation specifically. The European Commission will oversee the implementation by its member-states of six new directives developed to regulate electronic communications in a technology and platform neutral manner. Implementation of the directives has not been uniform across the Member States of the European Union and it is difficult to predict when they will be implemented at the national level. Even with harmonization, the national regulatory agencies will continue to be responsible for issuing general authorizations and specific licenses.

The European Union’s approach to the regulation of VoIP turns on whether VoIP is voice telephony. The European Commission has defined voice telephony to have four elements: (1) commercial offering as voice telephony; (2) provision to the public; (3) provision to and from the public switched telephone network termination points; and (4) direct speech transport and switching of speech in real time, particularly at the same level of reliability and speech quality as provided by the PSTN. In its “Communication from the Commission, Consultation on Voice on the Internet” in June 2000, the European Commission directed that “Member States should continue to allow Internet access providers to offer voice over Internet protocol under data transmission general authorizations, and that specific licensing conditions are not justified.”

The European Commission has subsequently redefined its definitions to suggest that some VoIP offerings are voice telephony. In its December 2000 communication, the European Commission noted that increasing quality and reliability as well as marketing of voice capabilities with bundled services, made certain kinds of “voice over Internet” much more like voice services. While the current European Commission directives do not mandate the treatment of VoIP as voice telephony, the commission will continue to reevaluate the regulation of VoIP as service quality becomes the equivalent of traditional voice telephony.

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

The United Kingdom was one of the first countries to fully implement the European Union’s new framework for electronic communications, which it did by July 25, 2003. At that time, certain provisions of the United Kingdom’s Telecommunications Act of 1984 were repealed. Pursuant to that framework, the licensing regime was replaced with a general authorization. Our existing licenses were canceled and replaced with a general authorization.

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

Canadian Regulation

The Canadian Radio-television and Telecommunications Commission, or the CRTC, has jurisdiction to regulate long distance telecommunications services in Canada. Regulatory developments over the past several years have terminated the historic monopolies of the regional telephone companies, bringing significant competition to this industry for both domestic and international long distance services, but also lessening regulation of domestic long distance companies. Resellers, which, as well as facilities based carriers, now have interconnection rights, but which are not obligated to file tariffs, may not only provide transborder services to the U.S. by reselling the services provided by the regional companies and other entities but also may resell the services of the former monopoly international carrier, Teleglobe Canada or Teleglobe, including offering international switched services provisioned over leased lines. Although the CRTC formerly restricted the practice of “switched hubbing” over leased lines through intermediate countries to or from a third country, the CRTC lifted this restriction. The Teleglobe monopoly on international services and undersea cable landing rights terminated as of October 1, 1998, although the provision of Canadian international transmission facilities based services remains restricted to “Canadian carriers” with majority ownership by Canadians. Ownership of non-international transmission facilities are limited to Canadian carriers but we can own international undersea cables landing in Canada. We cannot, under current law, enter the Canadian market as a provider of transmission facilities based domestic services. In 2003, two committees of the Canadian House of Commons issued conflicting recommendations on whether to lift the foreign ownership restrictions that prohibit carriers like us from owning intra-Canadian transmission facilities. If the ownership restrictions are repealed, we anticipate that we will be able to expand our operations and service offerings in Canada. Recent CRTC rulings address issues such as the framework for international contribution charges payable to the local exchange carriers to offset some of the capital and operating costs of the provision of switched local access services of the incumbent regional telephone companies, in their capacity as ILECs, and the new entrant CLECs.

While competition is permitted in virtually all other Canadian telecommunications market segments, we believe that the regional companies continue to retain a substantial majority of the local and calling card markets. Beginning in May 1997, the CRTC released a number of decisions opening to competition the Canadian local telecommunications services market, which decisions were made applicable in the territories of all of the regional telephone companies. As a result, networks operated by CLECs may now be interconnected with the networks of the ILECs. Transmission facilities based CLECs are subject to the same majority Canadian ownership “Canadian carrier” requirements as transmission facilities based long distance carriers. CLECs have the same status as ILECs, but they do not have universal service or customer tariff-filing obligations. CLECs are subject to certain consumer protection safeguards and other CRTC regulatory oversight requirements. CLECs must file interconnection tariffs for services to interexchange service providers and wireless service providers. Certain ILEC services must be provided to CLECs on an unbundled basis and subject to mandatory pricing, including central office codes, subscriber listings, and local loops in small urban and rural areas. For a five-year period, certain other important CLEC services must be provided on an unbundled basis at mandated prices, notably unbundled local loops in large, urban areas. ILECs, which, unlike CLECs, remained fully regulated, are subject to price cap regulation in respect of their utility services and these services must not be priced below cost. Interexchange contribution payments are now pooled and distributed among ILECs and CLECs according to a formula based on their respective proportions of residential lines, with no explicit contribution payable from local business exchange or directory revenue. CLECs must pay an annual telecommunications fee based on their proportion of total CLEC operating revenue. All bundled and unbundled local services (including residential lines and other bulk services) may now be resold, but ILECs need not provide these services to resellers at wholesale prices. Transmission facilities based local and long distance carriers (but not resellers) are entitled to colocate equipment in ILEC central offices pursuant to terms and conditions of tariffs and intercarrier agreements. Certain local competition issues are still to be resolved. The CRTC has ruled that resellers cannot be classified as CLECs, and thus are not entitled to CLEC interconnection terms and conditions. The CRTC conducted a proceeding in 2004 to review issues relating to the introduction of VoIP technology. The CRTC has expressed a number of preliminary views about how it proposes to regulate VoIP services including the view that VoIP services (and service providers) should be regulated according to the CRTC’s existing rules. If the preliminary views are confirmed, then the rules for

VoIP-based services will depend on the category of service provider (ie., ILEC, CLEC or reseller), the nature of the service and the geographic area in which the service is provided.

Our Other Business

Our company was incorporated as Peter Kiewit Sons’, Inc. in Delaware in 1941 to continue a construction business founded in Omaha, Nebraska in 1884. In subsequent years, we invested a portion of the cash flow generated by our construction activities in a variety of other businesses. We entered the coal mining business in 1943, the telecommunications business in 1988, the information services business in 1990 and the alternative energy business in 1991. We have also made investments in several development-stage ventures.

In December 1997, our stockholders ratified the decision of the Board to effect the split-off separating our historical construction business from the remainder of our operations. As a result of the split-off, which was completed on March 31, 1998, we no longer own any interest in the prior construction business. In conjunction with the split-off, we changed our name to “Level 3 Communications, Inc.,” and the entity that held the prior construction business changed its name to “Peter Kiewit Sons’, Inc.”

On November 30, 2005, we completed the sale of our (i)Structure, LLC subsidiary to Infocrossing, Inc. for $84.8 million in total consideration, including $82.3 million in cash and $2.5 million in Infocrossing common stock. Prior to the sale, (i)Structure provided computer operations outsourcing to customers located primarily in the United States.

On September 7, 2006, we completed the sale of 100% of the capital stock of our indirect, wholly owned subsidiary, Software Spectrum, Inc., to Insight Enterprises, Inc. In connection with the transaction, we received total proceeds of approximately $351 million in cash. Prior to the sale, Software Spectrum was a leading direct marketer of software and provider of software licensing services to corporations. With the completion of the sale of Software Spectrum, we exited the information services business.

Coal Mining

We are engaged in coal mining through our subsidiary, KCP, Inc. (“KCP”). KCP has a 50% interest in two mines, which are operated by a subsidiary of Peter Kiewit Sons’, Inc. (“PKS”). Decker Coal Company (“Decker”) is a joint venture with Western Minerals, Inc., which is a subsidiary of Rio Tinto Energy America Inc. Black Butte Coal Company (“Black Butte”) is a joint venture with Bitter Creek Coal Company, a subsidiary of Anadarko Petroleum Corporation. The Decker mine is located in southeastern Montana and the Black Butte mine is in southwestern Wyoming. The coal mines use the surface mining method.

The coal produced from the KCP mines is sold primarily to electric utilities, which burn coal to produce steam to generate electricity. Essentially all of the sales were made under long-term contracts. Approximately 37%, 44% and 59% of KCP’s revenue in 2006, 2005 and 2004, respectively, were derived from long-term contracts with Commonwealth Edison Company (with Decker) and The Detroit Edison Company (with Decker). KCP has commitments to deliver approximately 12.2 million tons of coal through 2012 under contracts with Commonwealth Edison and Detroit Edison. KCP also has other sales commitments, including those with Sierra Pacific, Idaho Power, PacifiCorp, and Minnesota Power that provide for the delivery of approximately 9.3 million tons through 2009. The level of cash flows generated in recent periods by our coal operations will not continue because the delivery requirements under certain of our current long-term contracts decline significantly. Under a mine management agreement, KCP pays a subsidiary of PKS an annual fee equal to 30% of KCP’s adjusted operating income. The fee for 2006 was approximately $2 million.

The coal industry is highly competitive. KCP competes not only with other domestic and foreign coal suppliers, some of whom are larger and have greater capital resources than KCP, but also with alternative methods of generating electricity and alternative energy sources. In 2005, the most recent year for which information is available, KCP’s production represented less than 1% of total U.S. coal production. Demand for KCP’s coal is affected by economic, political and regulatory factors. For example, recent “clean air” laws may stimulate demand for low sulfur coal. KCP’s western coal reserves generally have a low sulfur content (less than one percent) and are currently useful principally as fuel for coal-fired, steam-electric generating units.

KCP’s sales of its coal, like sales by other western coal producers, typically provide for delivery to customers at the mine. A significant portion of the customer’s delivered cost of coal is attributable to transportation costs. Most of the coal sold from KCP’s western mines is currently shipped by rail to utilities outside Montana and Wyoming. The Decker and Black Butte mines are each served by a single railroad. Many of their western coal competitors are served by two railroads and such competitors’ customers often benefit from lower transportation costs because of competition between railroads for coal hauling business. Other western coal producers, particularly those in the Powder River Basin of Wyoming, have lower stripping ratios (that is, the amount of overburden that must be removed in proportion to the amount of minable coal) than the Black Butte and Decker mines, often resulting in lower comparative costs of production. As a result, KCP’s production costs per ton of coal at the Black Butte and Decker mines can be as much as four and five times greater than production costs of certain competitors. Because of these cost disadvantages, there is no assurance that KCP will be able to enter into additional long-term coal purchase contracts for Black Butte and Decker production. In addition, these cost disadvantages may adversely affect KCP’s ability to compete for sales in the future.

We are required to comply with various federal, state and local laws and regulations concerning protection of the environment. KCP’s share of land reclamation expenses for the year ended December 31, 2006 was approximately $3 million. KCP’s share of accrued estimated reclamation costs was $96 million at December 31, 2006. We did not make significant capital expenditures for environmental compliance with respect to the coal business in 2006. We believe our compliance with environmental protection and land restoration laws will not affect our competitive position since our competitors in the mining industry are similarly affected by such laws. However, failure to comply with environmental protection and land restoration laws, or actual reclamation costs in excess of our accruals, could have an adverse effect on our business, results of operations, and financial condition.

Glossary of Terms

access	Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.
access charges	The fees paid by long distance carriers to LECs for originating and terminating long distance calls on the LECs’ local networks.
backbone	A high-speed network that interconnects smaller, independent networks. It is the through- portion of a transmission network, as opposed to spurs which branch off the through- portions.
ATM (asynchronous transfer mode)

An information transfer standard that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bytes of a standard fifty-three byte long packet or cell. The ATM format can be used by many different information systems, including LANs, to deliver traffic at varying rates, permitting a mix of data, voice and video.

CAP	Competitive Access Provider. A company that provides its customers with an alternative to the local exchange company for local transport of private line and special access telecommunications services.
caching

A process by which a Web storage device or cache is located between Web servers (or origin servers) and a user, and watches requests for HTML pages and objects such as images, audio, and video, then saves a copy for itself. If there is another request for the same object, the cache will use its copy, instead of asking the origin server for it again.

capacity	The information carrying ability of a telecommunications facility.
carrier	A provider of communications transmission services by fiber, wire or radio.
CDN

Content Distribution Network or CDN describes a system of computers networked together across the Internet that cooperate transparently to deliver various types of content to end users. The delivery process is optimized generally for either performance or cost. When optimizing for performance, locations that can serve content quickly to the user are chosen. When optimizing for cost, locations that are less expensive to serve from may be chosen instead.

central office	Telephone company facility where subscribers’ lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance.
CLEC	Competitive Local Exchange Carrier. A company that competes with LECs in the local services market.
co-carrier	A relationship between a CLEC and an ILEC that affords each company the same access to and right on the other’s network and provides access and services on an equal basis.
common carrier	A government-defined group of private companies offering telecommunications services or facilities to the general public on a non-discriminatory basis.

conduit	A pipe, usually made of metal, ceramic or plastic, that protects buried cables.
DS-3	A data communications circuit capable of transmitting data at 45 Mbps.
dark fiber	Fiber optic strands that are not connected to transmission equipment.
dedicated lines	Telecommunications lines reserved for use by particular customers.
dialing parity

The ability of a competing local or toll service provider to provide telecommunications services in such a manner that customers have the ability to route automatically, without the use of any access code, their telecommunications to the service provider of the customers’ designation.

equal access

The basis upon which customers of interexchange carriers are able to obtain access to their Primary Interexchange Carriers’ (PIC) long distance telephone network by dialing “1”, thus eliminating the need to dial additional digits and an authorization code to obtain such access.

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
ILEC

Incumbent Local Exchange Carrier. A company historically providing local telephone service. Often refers to one of the Regional Bell Operating Companies (RBOCs). Often referred to as “LEC” (Local Exchange Carrier).

Interconnection

Interconnection of facilities between or among the networks of carriers, including potential physical colocation of one carrier’s equipment in the other carrier’s premises to facilitate such interconnection.

InterLATA	Telecommunications services originating in a LATA and terminating outside of that LATA.
Internet	A global collection of interconnected computer networks which use a specific communications protocol.
IntraLATA	Telecommunications services originating and terminating in the same LATA.
ISDN	Integrated Services Digital Network. An information transfer standard for transmitting digital voice and data over telephone lines at speeds up to 128 Kbps.

ISPs	Internet Service Providers. Companies formed to provide access to the Internet to consumers and business customers via local networks.
IXC	Interexchange Carrier. A telecommunications company that provides telecommunications services between local exchanges on an interstate or intrastate basis.
Kbps	Kilobits per second. A transmission rate. One kilobit equals 1,024 bits of information.
LATA	Local Access and Transport Area. A geographic area composed of contiguous local exchanges, usually but not always within a single state. There are approximately 200 LATAs in the United States.
leased line	An amount of telecommunications capacity dedicated to a particular customer along predetermined routes.
LEC	Local Exchange Carrier. A telecommunications company that provides telecommunications services in a geographic area. LECs include both ILECs and CLECs.
local exchange	A geographic area determined by the appropriate state regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.
local loop	A circuit that connects an end user to the LEC central office within a LATA.
long distance carriers	Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier’s facilities.
Mbps	Megabits per second. A transmission rate. One megabit equals 1.024 million bits of information.
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
PSTN

Public Switched Telephone Network. That portion of a local exchange company’s network available to all users generally on a shared basis (i.e., not dedicated to a particular user). Traffic along the public switched network is generally switched at the local exchange company’s central offices.

Public Safety Answering Point

An answering location for 911 calls originating in a given area. PSAPs are typically a common bureau used to answer emergency calls and dispatch safety agencies such as police, fire, emergency medical, etc.

RBOCs	Regional Bell Operating Companies. Originally, the seven local telephone companies established as a result of the AT&T Divestiture.
reciprocal compensation

The compensation of a CLEC for termination of a local call by the ILEC on the CLEC’s network, which is the same as the compensation that the CLEC pays the ILEC for termination of local calls on the ILEC’s network.

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

special access services

The lease of private, dedicated telecommunications lines or “circuits” along the network of a local exchange company or a CAP, which lines or circuits run to or from the long distance carrier POPs. Examples of special access services are telecommunications lines running between POPs of a single long distance carrier, from one long distance carrier POP to the POP of another long distance carrier or from an end user to a long distance carrier POP.

streaming

Streaming is the delivery of media, such as movies and live presentations, over a network in real time. A computer (a streaming server) sends the media to another computer (a client computer), which plays the media as it is delivered.

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
unbundled access

Access to unbundled elements of a telecommunications services provider’s network including network facilities, equipment, features, functions and capabilities, at any technically feasible point within such network.

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
xDSL

A term referring to a variety of new Digital Subscriber Line technologies. Some of these new varieties are asymmetric with different data rates in the downstream and upstream directions. Others are symmetric. Downstream speeds range from 384 Kbps (or “SDSL”) to 1.5 to 8 Mbps (“ADSL”).

Directors and Executive Officers

Set forth below is information as of February 28, 2007, about our directors and our executive officers. Our executive officers have been determined in accordance with the rules of the SEC.

Name	Age	Position
Walter Scott, Jr.(1)	75	Chairman of the Board
James Q. Crowe(1)	57	Chief Executive Officer and Director
Kevin J. O’Hara	46	President and Chief Operating Officer
Charles C. Miller, III	54	Vice Chairman and Executive Vice President
Thomas C. Stortz	55	Executive Vice President, Chief Legal Officer and Secretary
Sunit S. Patel	45	Group Vice President and Chief Financial Officer
Sureel A. Choksi	34	President Wholesale Markets Group of Level 3 Communications, LLC
Brady Rafuse	43	President Content Markets Group of Level 3 Communications, LLC and President and CEO of Europe Operations
Eric J. Mortensen	48	Senior Vice President and Controller
Admiral James O. Ellis, Jr.(4)	59	Director
Richard R. Jaros(3)	55	Director
Robert E. Julian(2)	67	Director
Arun Netravali(3)	60	Director
John T. Reed(2)(4)	63	Director
Michael B. Yanney(1)(3)(4)	73	Director
Dr. Albert C. Yates(2)	65	Director

(1)          Member of Executive Committee

(2)          Member of Audit Committee

(3)          Member of Compensation Committee

(4)          Member of Nominating and Governance Committee

Other Management

Set forth below is information as of February 28, 2007, about the following members of senior management of Level 3 Communications, LLC, except as otherwise noted.

Name	Age	Position
Raouf F. Abdel	39	President Business Markets Group
John Neil Hobbs	47	President Global Network Services
Lynn E. Refer	47	President Metro Network Services
John F. Waters, Jr.	42	Executive Vice President, Chief Technology Officer
Donald H. Gips	47	Group Vice President
Kevin T. Hart	40	Group Vice President, Chief Information Officer
Joseph M. Howell, III	60	Group Vice President

Walter Scott, Jr. has been the Chairman of the Board of the Company since September 1979, and a director of the Company since April 1964. Mr. Scott has been Chairman Emeritus of Peter Kiewit Sons’, Inc. (“PKS”) since the split-off in 1998. Mr. Scott is also a director of PKS, Berkshire Hathaway Inc., MidAmerican Energy Holdings Company, and Valmont Industries, Inc. and Chairman of the Board of Commonwealth Telephone Enterprises, Inc. (“Commonwealth Telephone”). Mr. Scott is also the Chairman of the Executive Committee of the Board of Directors.

James Q. Crowe has been the Chief Executive Officer of the Company since August 1997, and a director of the Company since June 1993. Mr. Crowe was also President of the Company until February 2000. Mr. Crowe was President and Chief Executive Officer of MFS Communications Company, Inc. (“MFS”) from June 1993 to June 1997. Mr. Crowe also served as Chairman of the Board of WorldCom from January 1997 until July 1997, and as Chairman of the Board of MFS from 1992 through 1996. Mr. Crowe is presently a director of Commonwealth Telephone. Mr. Crowe is also a member of the Executive Committee.

Kevin J. O’Hara has been President of the Company since July 2000 and Chief Operating Officer of the Company since March 1998. Mr. O’Hara was also Executive Vice President of the Company from August 1997 until July 2000. Prior to that, Mr. O’Hara served as President and Chief Executive Officer of MFS Global Network Services, Inc. from 1995 to 1997, and as Senior Vice President of MFS and President of MFS Development, Inc. from October 1992 to August 1995. From 1990 to 1992, he was a Vice President of MFS Telecom, Inc. (“MFS Telecom”).

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

Thomas C. Stortz has been Executive Vice President, Chief Legal Officer and Secretary since February 2004. Prior to that, Mr. Stortz was Group Vice President, General Counsel and Secretary of the Company from February 2000 to February 2004. Prior to that, Mr. Stortz served as Senior Vice President, General Counsel and Secretary of the Company from September 1998 to February 1, 2000. Prior to that, he served as Vice President and General Counsel of Peter Kiewit Sons’, Inc. and Kiewit Construction Group, Inc. from April 1991 to September 1998. He has served as a director of Peter Kiewit Sons’, Inc.

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

Sureel A. Choksi has been President Wholesale Markets Group since August 2006. Prior to that, Mr. Choksi was Executive Vice President of Switched Services from January 2006 to August 2006. Prior to this role, Mr. Choksi was Executive Vice President of Services from November 2004 to January 2006, responsible for developing and managing Level 3’s communications services. Prior to that, Mr. Choksi was Executive Vice President Softswitch Services from January 2004 and Group Vice President Transport and Infrastructure from May 2003 until January 2004. Mr. Choksi was a Group Vice President and Chief Financial Officer of the Company from July 2000 to May 2003. Prior to that, Mr. Choksi was Group Vice President Corporate Development and Treasurer of the Company from February 2000 until August 2000. Prior to that, Mr. Choksi served as Vice President and Treasurer of the Company from January 1999 to February 1, 2000. Prior to that, Mr. Choksi was a Director of Finance at the Company from 1997 to 1998, an Associate at TeleSoft Management, LLC in 1997 and an Analyst at Gleacher & Company from 1995 to 1997.

Brady Rafuse has been President Content Markets Group since August 2006 and President and CEO of our European operations since January 2006. Prior to this role, Mr. Rafuse was Group Vice President and President of our European operations from August 2001 to January 2006 and Senior Vice President of European Sales and Marketing from December 2000 to August 2001. Prior to that, Mr. Rafuse served as Head of Commercial Operations for Concert, a joint venture between AT&T and British Telecom, from

September 1999 to December 2000, and in a variety of positions with British Telecom from 1987 until December 2000. His last position was as General Manager, Global Energy Sector which he held from August 1998 to September 1999 and prior to that he was Deputy General Manager, Banking Sector from April 1997 to August 1998.

Eric J. Mortensen has been Senior Vice President and Controller of the Company since 2003. Prior to that, Mr. Mortensen was Vice President and Controller of the Company from 1999 to 2003 and was the Controller of the Company from 1997 to 1999. Prior to that, Mr. Mortensen was Controller and Assistant Controller of Kiewit Diversified Group for more than five years.

Admiral James O. Ellis, Jr. U.S. Navy (ret.) has been a director of the Company since March 2005. Effective May 18, 2005, Admiral Ellis became the president and chief executive officer of the Institute of Nuclear Power Operations or INPO, a nonprofit corporation established by the nuclear utility industry in 1979 to promote the highest levels of safety and reliability in the operation of nuclear electric generating plants. Admiral Ellis most recently served as Commander, U.S. Strategic Command in Omaha, Nebraska, before retiring in July 2004 after 35 years of service in the U.S. Navy, as Commander of the Strategic Command. In his Naval career, he held numerous commands. A graduate of the U.S. Naval Academy, he also holds M.S. degrees in Aerospace Engineering from the Georgia Institute of Technology and in Aeronautical Systems from the University of West Florida. He served as a Naval aviator and was a graduate of the U.S. Naval Test Pilot School. Admiral Ellis is also a member of the Board of Directors of Lockheed Martin Corporation, Inmarsat PLC and The Burlington Capital Group, LLC. Admiral Ellis is a member of the Nominating and Governance committee.

Richard R. Jaros has been a director of the Company since June 1993 and served as President of the Company from 1996 to 1997. Mr. Jaros served as Executive Vice President of the Company from 1993 to 1996 and Chief Financial Officer of the Company from 1995 to 1996. He also served as President and Chief Operating Officer of CalEnergy from 1992 to 1993, and is presently a director of Commonwealth Telephone. Mr. Jaros is a member of the Compensation Committee.

Robert E. Julian has been a director of the Company since March 1998. From 1992 to 1995 Mr. Julian served as Executive Vice President and Chief Financial Officer of the Company. Mr. Julian is the Chairman of the Audit Committee.

Arun Netravali has been a director of the Company since April 2003. Prior to that, Mr. Netravali was Chief Scientist for Lucent Technologies, working with academic and investment communities to identify and implement important new networking technologies from January 2002 to April 2003. Prior to that position, Mr. Netravali was President of Bell Labs as well as Lucent’s Chief Technology Officer and Chief Network Architect from June 1999 to January 2002. Bell Labs serves as the research and development organization for Lucent Technologies. Mr. Netravali is a director of Agere Systems Inc. Mr. Netravali is a member of the Compensation Committee.

John T. Reed has been a director of the Company since March 2003. Mr. Reed is also a Director of and Chairman of the Audit Committee of First National Bank of Omaha. Mr. Reed is also Chairman of the Board of Alegent Health, a health care system headquartered in Omaha, Nebraska and a member of the Board and Chairman of the Audit Committee of Father Flanagan’s Boys’ Home located in Boys Town, Nebraska. Mr. Reed was Chairman of HMG Properties, the real estate investment banking joint venture of McCarthy Group, Inc. from 2000 until February 2005. Prior to that, he was Chairman of McCarthy & Co., the investment banking affiliate of McCarthy Group. Prior to joining McCarthy Group in 1997, Mr. Reed spent 32 years with Arthur Andersen LLP. Mr. Reed is the Chairman of the Nominating and Governance Committee and a member of the Audit Committee.

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

Dr. Albert C. Yates has been a director of the Company since March 2005. Dr. Yates retired after 12 years as president of Colorado State University in Fort Collins, Colorado in June 2003. He was also a chancellor of the Colorado State University System until October 2003, and is a former member of the board of the Federal Reserve Board of Kansas City-Denver Branch and the board of directors of First Interstate Bank and Molson Coors Brewing Company. He currently serves as a director of Centennial Bank Holdings, Inc. and StarTek, Inc. Dr. Yates is a member of the Audit Committee.

Raouf F. Abdel has been President Business Markets Group since February 2007. Prior to that, Mr. Abdel was Group Vice President of Integration and Development Services from March 2006 to February 2007. Prior to those roles, Mr. Abdel was Senior Vice President of Integration and Development Services from November 2005 to March 2006, responsible for managing Level 3’s integration and systems and process development. Prior to that, Mr. Abdel was Senior Vice President of Product Development from September 2003 to November 2005, responsible for developing and managing Level 3 product development activities. Prior to that, Mr. Abdel was Senior Vice President of M&A Integration from March 2002 to September 2003, responsible for managing the execution of Level 3’s integration activities. From July 2000 until March 2002, Mr. Abdel was Senior Vice President of Network Deployment, and from September 1999 until July 2000, Mr. Abdel was Vice President of Colocation Services. Mr. Abdel joined Level 3 in February 1998 as Senior Director of Construction.

John Neil Hobbs has been President Global Network Services since August 2006. Prior to that, Mr. Hobbs was Executive Vice President Sales and Marketing from January 2006 to August 2006. Prior to that, Mr. Hobbs was Group Vice President Global Sales from September 2000 to January 2006. Prior to that, Mr. Hobbs was President, Global Accounts for Concert, a joint venture between AT&T and British Telecom from July 1999 until September 2000. Prior to that, Mr. Hobbs was Director Transition and Implementation for the formation of Concert representing British Telecom from June 1998 until July 1999. From April 1997 until June 1998, Mr. Hobbs was British Telecom’s General Manager for Global Sales & Service and from April 1994 until April 1997, Mr. Hobbs was British Telecom’s General Manager for Corporate Clients.

Lynn E. Refer has been President Metro Network Services since August 2006. Prior to that, Mr. Refer was Chief Executive Officer of Looking Glass Networks, Inc., a provider of metropolitan optical networking services, from April 2000 to August 2006. Prior to Looking Glass Networks, Mr. Refer was Senior Vice President of Network Planning and Engineering at MCIWorldCom from April 1999 to March 2000. From April 1997 until March 1999, Mr. Refer was Vice President and then Senior Vice President of Planning, Development and Business Analysis at WorldCom and MCIWorldCom. Mr. Refer also held Vice President and Senior Vice President positions at MFS Communications from 1993 to 1996.

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

Kevin T. Hart has been Group Vice President Global Systems Development and Chief Information Officer since January 2005. Prior to that, Mr. Hart was Vice President of Telecommunications, Media & Entertainment at Capgemini (formerly Ernst & Young), a management consulting firms in Dallas, Texas, for over nine years. In that role, he was responsible for the overall growth and direction of the organization’s Communications Operations Support Systems, Billing/Business Support Systems and the Network Management Systems service offerings and delivery. Prior to joining Capgemini’s management consulting practice, he held the positions of Director of Strategic Planning at International Paper and Manager of Operations at SBC Communications.

Joseph M. Howell, III has been Group Vice President Corporate Marketing since February 2000. Prior to that, Mr. Howell served as Senior Vice President, Corporate Marketing from October 1997 to February 1, 2000. Prior to that, Mr. Howell was a Senior Vice President of MFS/WorldCom from 1993 to 1997.

Until the Annual Meeting of Stockholders in 2008, the Board will be divided into three classes, designated Class I, Class II and Class III. At our 2007 Annual Meeting of Stockholders, the term of office of the following directors will expire: Walter Scott, Jr., James Q. Crowe, Robert E. Julian, Arun Netravali, John T. Reed and Michael B. Yanney. The term of office of the following individuals will expire at our 2008 Annual Meeting of Stockholders: Admiral James O. Ellis, Jr., Richard R. Jaros and Dr. Albert C. Yates. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for a one-year term. Our officers are elected annually to serve until each successor is elected and qualified or until his or her death, resignation or removal.

We believe that the members of the Audit Committee are independent within the meaning of the listing standards of The NASDAQ Stock Market, LLC. The Board has determined that Mr. Robert E. Julian, Chairman of the Audit Committee, qualifies as a “financial expert” as defined by the Securities and Exchange Commission. The Board considered Mr. Julian’s credentials and financial background and found that he was qualified to serve as the “financial expert.”

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

SEC Filings

Our Form 10-K, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the investor relations section of our website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. We caution you that the information on our website is not part of this or any other report we file with, or furnishes to, the SEC.

Section 16(a)—Beneficial Ownership Reporting Compliance

To our knowledge, no person that was a director, executive officer or beneficial owner of more than 10% of the outstanding shares of our common stock failed to timely file all reports required under Section 16(a) of the Securities Exchange Act of 1934.

Employees

As of December 31, 2006, and after giving effect to the acquisition of Broadwing, we had approximately 7,400 total employees. We believe that our success depends in large part on our ability to attract and retain substantial numbers of qualified employees.

Item 1A.                RISK FACTORS

Forward Looking Statements

We, or our representatives, from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation statements made or to be made in this Form 10-K, our Quarterly Reports on Form 10-Q, information contained in other filings with the Securities and Exchange Commission, press releases and other public documents or statements. In addition, our representatives, from time to time, participate in speeches and calls with market analysts, conferences with investors or potential investors in our securities and other meetings and conferences. Some of the information presented at these speeches, calls, meetings and conferences may include forward-looking statements. We use words like “expects,” “anticipates” or “believes” to identify forward-looking statements.

We wish to ensure that all forward-looking statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements. We caution the reader that this list of important factors may not be exhaustive. We operate in a rapidly changing business, and new risk factors emerge from time to time. We cannot predict every risk factor, nor can we assess the impact, if any, of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Further, we undertake no obligation to update forward-looking statements after the date they are made to conform the statements to actual results or changes in our expectations.

Risks Related to Our Businesses

Communications Group

Our financial condition and growth depends upon the successful integration of our acquired businesses. We may not be able to efficiently and effectively integrate recently acquired operations, and thus may not fully realize the anticipated benefits from such acquisitions.

Level 3 and Broadwing entered into the Broadwing merger with the expectation that our acquisition of Broadwing will result in benefits to each company. Achieving the anticipated benefits of the Broadwing merger will depend in part upon whether we can integrate our businesses in an efficient and effective manner.

In addition, since December 2005, we have acquired WilTel Communications Group, LLC, Progress Telecom, LLC, ICG Communications, Inc., TelCove, Inc., Looking Glass Networks Holding Co., Inc. and

the CDN services business of SAVVIS and from time to time we may acquire additional businesses in accordance with our business strategy. The integration of our acquired businesses and any future businesses that we may acquire involves a number of risks, including, but not limited to:

•       demands on management related to the significant increase in size after the acquisition;

•       the disruption of ongoing business and the diversion of management’s attention from the management of daily operations to the integration of operations;

•       loss of key personnel of the recently acquired operations;

•       loss of customers post-integration;

•       higher integration costs than anticipated;

•       failure to fully achieve expected synergies and costs savings;

•       difficulties in the assimilation and retention of highly qualified, experienced employees;

•       resistance to the assimilation of different cultures and practices, and complexity in the assimilation of personnel and operations which are broadly geographically dispersed; and

•       unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002, procedures and policies.

If we cannot efficiently and effectively integrate acquired businesses or operations, we would be likely to experience material negative consequences to our business, financial condition or results of operations. Successful integration of these acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining geographically distant operations, we may not be able to achieve the financial strength and growth we anticipate from the acquisitions.

We cannot be certain that we will realize our anticipated benefits from our recent acquisitions, or that we will be able to efficiently and effectively integrate the recently acquired operations as planned. If we fail to integrate the recently acquired operations efficiently or fail to realize the benefits we anticipate, it could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We need to continue to increase the volume of traffic on our network to become profitable.

We must continue to increase the volume of Internet, data, voice and video transmissions on our communications network at acceptable prices in order to realize our targets for anticipated sales and revenue growth, cash flow, operating efficiencies and the cost benefits of our network. If we do not maintain or improve our current relationship with existing customers and develop new large volume and enterprise customers, we may not be able to substantially increase traffic on our network, which would adversely affect our ability to become profitable.

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide our services or subject us to expensive intellectual property litigation.

If technology that is necessary for us to provide our services was determined by a court to infringe a patent held by another entity that is unwilling to grant us a license on terms acceptable to us, we could be precluded by court order from using such technology and would likely be required to pay a significant monetary damages award to the patent-holder. The successful enforcement of such patents, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and offering services incorporating the technology. In the event that a claim of infringement was brought against us based on the use or sale of our technology or against any of our customers based on their use of our technology for which we would be obligated to indemnify, we could be subject to litigation to determine whether such use or sale of the relevant technology is, in fact, infringing. This litigation would be expensive and distracting, regardless of the outcome of the suit.

While our own extensive patent portfolio may deter other telecommunications providers from bringing such actions, patent infringement claims are increasingly being asserted by patent holding companies, whose sole business model is to enforce patents against operators, such as Level 3, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counter-claim would be largely ineffective. We have already been the subject of time-consuming and expensive patent litigation brought by certain patent holding companies and we can reasonably expect that we will face further claims in the future.

Our business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services.

Our business depends on our ability to continue to develop effective business support systems. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Business support systems are needed for:

•       implementing customer orders for services;

•       provisioning, installing and delivering these services; and

•       monthly billing for these services.

Because our business provides for continued rapid growth in the number of customers that we serve and the volume of services offered, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed service rollout dates. The failure to continue to develop effective business support systems could materially adversely affect our ability to implement our business plans and meet our financial goals and objectives.

Our revenue is concentrated in a limited number of customers.

A significant portion of our communications revenue is concentrated among a limited number of customers. For the year ended December 31, 2006, our top ten customers represented approximately 54% of our consolidated total revenue. Revenue from our largest customer, AT&T Inc. and its subsidiaries, including SBC Communications, BellSouth and Cingular, (assuming those subsidiaries were wholly owned by AT&T for all of 2006), represented approximately 32.4% of our consolidated total revenue for 2006. The next largest customer accounted for approximately 6.6% of our consolidated total revenue and most of the remaining top ten customers each account for 2% or less of our consolidated total revenue. If we lost one or more of these major customers, or if one or more major customers significantly decreased orders for our services, our business would be materially and adversely affected.

In connection with the acquisition of WilTel in December 2005, we acquired a large customer contract between WilTel and SBC Communications, a subsidiary of AT&T. We expect that the revenue generated under this contract will continue to decline over time as SBC Communications migrates its traffic from our network to the merged SBC and AT&T Communications network that SBC Communications acquired from the former AT&T.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide.

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

There is no guarantee that we will be successful in combining our existing service offering with our recently acquired content distribution services.

As we believe that one of the largest sources of future incremental demand for our communications services will be derived from customers that are seeking to distribute their feature rich content or video over the Internet, we purchased the content distribution network or CDN assets of SAVVIS, Inc. in January 2007. As a result of this acquisition, we now need to combine this CDN service offering with our existing communications services—including high speed Internet access, transport and colocation services—to provide a single source, end-to-end content distribution solution. Although we have sold high speed Internet access, transport and colocation services since the late 1990’s, we have only been selling our CDN services since the completion of the acquisition of the SAVVIS assets in January 2007. As a result, there are many difficulties that we may encounter, including customer acceptance, intellectual property matters, technological issues, developmental constraints and other problems that we may not anticipate. There is no guarantee that we will be successful in generating significant revenues from our CDN service offering.

Rapid technological changes can lead to further competition.

The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new services or technologies, as well as the further development of existing services and technologies may reduce the cost or increase the supply of certain services similar to those that we provide. As a result, our most significant competitors in the future may be new entrants to the communications industry. These new entrants may not be burdened by an installed base of outdated equipment. Our future success depends, in part, on our ability to anticipate and adapt in a timely manner to technological changes. Technological changes and the resulting competition could have a material adverse effect on our business.

Failure to complete development, testing and introduction of new services, including VoIP services, could affect our ability to compete in the industry.

We continuously develop, test and introduce new communications services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on the conclusion of contract negotiations with vendors and vendors meeting their obligations in a timely manner. In addition, new service offerings may not be widely accepted by our customers. If our new service offerings are not widely accepted by our customers, we may terminate those service offerings and be required to impair any assets or information technology used to develop or offer those services. If we are not able to successfully complete the development and introduction of new services in a timely manner, our business could be materially adversely affected.

During our communications business operating history, we have generated substantial losses, which we expect to continue.

The development of our communications business required, and may continue to require, significant expenditures. These expenditures could result in substantial negative cash flow from operating activities and substantial net losses for the near future. For the fiscal years ended December 31, 2006 and December 31, 2005, we incurred losses from continuing operations of approximately $790 million and $707 million, respectively. We expect to continue to experience losses, and may not be able to achieve or sustain operating profitability in the future. Continued operating losses could limit our ability to obtain the cash needed to expand our network, make interest and principal payments on our debt or fund other business needs.

We will need to continue to expand and adapt our network in order to remain competitive, which may require significant additional funding. During 2005, we deployed a new generation of optical transmission equipment. Additional expansion and adaptations of our communications network’s electronic and software components will be necessary in order to respond to:

•       growing number of customers;

•       the development and launching of new services;

•       increased demands by customers to transmit larger amounts of data;

•       changes in customers’ service requirements;

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

The prices we are able to charge for certain of our communications services have been decreasing in the past and may decrease over time resulting in lost revenue for which we may be unable to compensate.

Over the past few years, the prices that we are able to charge for certain of our communications services have been decreasing. These decreases resulted from downward market pressure and other factors including:

•      increased transmission capacity by our competitors and us on our respective existing and new networks;

•      our customer agreements containing volume based pricing or other contractually agreed upon decreases in prices during the term of the agreement; and

•      technological advances or otherwise.

As our prices for communications services decrease for whatever reason, if we are unable to increase traffic volume through additional services from which we can derive additional revenue or if we are unable to reduce our operating expenses, our operating results will decline.

Excluding the effects of acquisitions, we also continue to expect managed modem related revenue to continue to decline primarily due to:

•      an increase in the number of subscribers migrating to broadband services;

•      continued pricing pressures; and

•      declining customer obligations under existing contractual arrangements.

We may be liable for the material that content providers distribute over our network.

The law relating to the liability of private network operators for information carried on or disseminated through their networks is still unsettled. We may become subject to legal claims relating to the content disseminated on our network. For example, lawsuits may be brought against us claiming that material on our network on which one of our customers relied was inaccurate. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, there are other issues such as online gambling where the legal issues remain unclear. Content providers operating private networks have been sued in the past, sometimes successfully, based on the content of material. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

Because our VoIP services are relatively new services there is no guarantee that these services will gain broad market acceptance.

Although we have sold Softswitch based services since the late 1990’s, we have only been selling our Voice over Internet Protocol (or VoIP) services for a limited period of time. As a result, there are many difficulties that we may encounter, including regulatory hurdles, technological issues, intellectual property matters, developmental constraints and other problems that we may not anticipate. To date, our revenue from the sale of VoIP services has not been significant relative to our total consolidated revenues and there is no guarantee that we will be successful in generating significant VoIP revenues.

The success of our subscriber based VoIP services is dependent on the growth and public acceptance of VoIP telephony in general.

The success of our subscriber based VoIP services is dependent upon future demand for VoIP telephony services in general in the marketplace. In order for the IP telephony market to continue to grow, several things need to occur, including the following:

•       Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and commercial customers.

•       VoIP networks must continue to improve quality of service for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided.

•       VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service, including emergency calling features and capabilities.

•       VoIP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers.

If any or all of these factors fail to occur, our VoIP services business may not continue or grow as expected.

The need to obtain additional capacity for our network from other providers increases our costs.

We use network resources owned by other companies for portions of our network both in the United States and in Europe. We obtain the right to use such network portions, including both telecommunications capacity and rights to use dark fiber, through operating leases and IRU agreements in which we pay for the right to use such other companies’ fiber assets and through agreements in which we exchange the use of portions of our network for the use of portions of such other companies’ networks. In several of those agreements, the counter party is responsible for network maintenance and repair. If a counter party to a lease, IRU or an exchange suffers financial distress or bankruptcy, we may not be able to enforce our rights to use such network assets or, even if we could continue to use such network assets, we could incur material expenses related to maintenance and repair. We could also incur material expenses if we were required to locate alternative network assets. We may not be successful in obtaining reasonable alternative network assets if needed. Failure to obtain usage of alternative network assets, if necessary, could have a material adverse impact on our ability to carry on business operations. In addition, some of our agreements with other providers require the payment of amounts for services whether or not those services are used.

In the normal course of business, we need to enter into interconnection agreements with many domestic and foreign local telephone companies, but we are not always able to do so on favorable terms. Costs of obtaining local service from other carriers comprise a significant proportion of the operating expenses of long distance carriers. Similarly, a large proportion of the costs of providing international service consists of payments to other carriers. Changes in regulation, particularly the regulation of local and international telecommunication carriers, could indirectly, but significantly, affect our competitive position. These changes could increase or decrease the costs of providing our services.

We may be unable to hire and retain sufficient qualified personnel; the loss of any of our key executive officers could adversely affect on our business.

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

Our businesses are managed by a small number of key executive officers, particularly James Q. Crowe, Chief Executive Officer, Kevin J. O’Hara, President and Chief Operating Officer and Charles C. Miller, III, Vice Chairman and Executive Vice President. The loss of any of these key executive officers could have a material adverse effect on our business.

We must obtain and maintain permits and rights-of-way to operate our network.

If we are unable, on acceptable terms and on a timely basis, to obtain and maintain the franchises, permits and rights-of-way needed to expand and operate our network, our business could be materially adversely affected. In addition, the cancellation or non-renewal of the franchises, permits or rights-of-way that are obtained could materially adversely affect our business. Our communications operating subsidiaries are defendants in several lawsuits that, among other things, challenge the subsidiaries’ use of rights-of-way. The plaintiffs have sought to have these lawsuits certified as class actions. It is likely that additional suits challenging use of our rights-of-way will occur and that those plaintiffs also will seek class certification. The outcome of this litigation may increase our costs and adversely affect our operating results.

Termination of relationships with key suppliers could cause delay and costs.

Our business is dependent on third-party suppliers for fiber, computers, software, optronics, transmission electronics and related components that are integrated into our network. If any of these relationships is terminated or a supplier fails to provide reliable services or equipment and we are unable to reach suitable alternative arrangements quickly, we may experience significant additional costs. If that happens, our business could be materially adversely affected.

Increased industry capacity and other factors could lead to lower prices for our services.

Additional network capacity available from our competitors may cause significant decreases in the prices for the services that we offer. Prices may also decline due to capacity increases resulting from technological advances and strategic acquisitions. Increased competition has already led to a decline in rates charged for various telecommunications services.

Recent acquisitions by AT&T and Verizon will create a tendency for the ILEC acquirer to favor their wholly owned or fully integrated interexchange carrier.

We acquire a significant portion of our access, the connection between our owned network and the customer premises, from ILECs. With the recent ILEC acquisitions of major interexhange carriers, the ILECs now compete directly with our business and may have a tendency to favor themselves and their affiliates to our detriment. It is not yet clear what effect, if any, will result from the constraints agreed to by the ILECs to protect independent interexchange carriers against this discrimination in the procurement of the bottleneck local access circuits. The ILECs favoring themselves in access could have a material adverse effect on our ability to obtain and retain customers because access is often necessary in most cases to connect enterprise customers and carrier customers to our network. Network access represents a very large portion of our total costs and if we face less favorable pricing and provisioning, we will be at a competitive disadvantage versus the ILECs.

The opportunity to obtain access from competitive access providers to the ILECs has been significantly reduced as a result of the AT&T and Verizon mergers.

A principal method of connecting with our customers is through local transport and last mile circuits we purchase from the ILEC. Another method is our purchasing such circuits from competitive access providers like AT&T and MCI. We believe that competitive access providers are the only entities that exert competitive pricing pressure on the ILECs. While the likely result of the acquisitions by AT&T and Verizon is higher prices for special access over time, it is not possible to determine at this time how adverse the long term effect on us will be.

We are subject to significant regulation that could change in an adverse manner.

Communications services are subject to significant regulation at the federal, state, local and international levels. These regulations affect our business and our existing and potential competitors. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities), completing interconnection agreements with incumbent local exchange carriers or the enactment of new and adverse regulations or regulatory requirements may have a material adverse effect on our business. In addition, future legislative, judicial and regulatory agency actions could have a material adverse effect on our business.

Federal legislation provides for a significant deregulation of the U.S. telecommunications industry, including the local exchange, long distance and cable television industries. This legislation remains subject to judicial review and additional Federal Communications Commission, or FCC, rulemaking. As a result, we cannot predict the legislation’s effect on our future operations. Many regulatory actions are under way or are being contemplated by federal and state authorities regarding important items. These actions could have a material adverse effect on our business.

States also often require prior approvals or notifications for certain transfers of assets, customers or ownership of certificated carriers and for issuances by certified carriers of equity or debt.

Canadian law currently does not permit us to offer services directly in Canada.

Ownership of facilities that originate or terminate traffic in Canada is currently limited to Canadian carriers. This restriction hinders our entry into the Canadian market unless appropriate arrangements can be made to address it.

Potential regulation of Internet service providers in the United States could adversely affect our operations.

The FCC has, to date, treated Internet service providers as enhanced service providers. In addition, Congress has, to date, not sought to heavily regulate the provision of IP-based services. Both Congress and the FCC are considering proposals that involve greater regulation of IP-based service providers. Depending on the content and scope of any regulations, the imposition of such regulations could have a material adverse effect on our business and the profitability of our services.

The communications industry is highly competitive with participants that have greater resources and a greater number of existing customers.

The communications industry is highly competitive. Many of our existing and potential competitors have financial, personnel, marketing and other resources significantly greater than us. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competition could arise as a result of:

•       the consolidation in the industry, led by AT&T and Verizon;

•       allowing foreign carriers to compete in the U.S. market;

•       further technological advances; and

•       further deregulation and other regulatory initiatives.

If we are unable to compete successfully, our business could be significantly hurt.

We may be unable to successfully identify, manage and assimilate future acquisitions, investments and strategic alliances, which could adversely affect our results of operations.

We continually evaluate potential investments and strategic opportunities to expand our network, enhance connectivity and add traffic to our network. In the future, we may seek additional investments, strategic alliances or similar arrangements, which may expose us to risks such as:

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

Revenue under our agreement with SBC Services is expected to continue to decline materially.

As part of our acquisition of the communications business of WilTel Communications Group, LLC, or WilTel, we acquired a multi-year contract with SBC Services, Inc. which we refer to as the SBC Contract Services Agreement. Recently, SBC Services Inc. became a subsidiary of AT&T Inc. and announced its intention to migrate the services provided by WilTel to the merged SBC Services, Inc. and AT&T network. WilTel and SBC amended the SBC Contract Services agreement to run through 2009 and it provides a remaining gross margin purchase commitment of $67 million through the end of 2007, and $75 million from January 2008 through the end of 2009. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost. Additionally, the SBC Master Services Agreement provides for the payment of $25 million in 2007 from SBC if we meet certain performance criteria. We expect the revenue generated by the SBC Contract Services agreement to decline materially in 2007.

Other Operations

Environmental liabilities from our historical operations could be material.

Environmental liabilities from our historical operations could be material. Our operations and properties are subject to a wide variety of laws and regulations relating to environmental protection, human health and safety. These laws and regulations include those concerning the use and management of hazardous and non-hazardous substances and wastes. We have made and will continue to make significant expenditures relating to our environmental compliance obligations. Despite our best efforts, we may not at all times be in compliance with all of these requirements.

In connection with certain historical operations, we have responded to or been notified of potential environmental liability at approximately 148 properties as of February 15, 2007. We are engaged in addressing or have liquidated 70 of those properties. Of these: (a) we have formal commitments or other potential future costs at 15 sites; (b) there are 10 sites with minimal future costs; (c) there are 11 sites with unknown future costs and (d) there are 34 sites with no likely future costs. The remaining 78 properties have been dormant for several years. We could be held liable, jointly or severally, and without regard to fault, for such investigation and remediation. The discovery of additional environmental liabilities related to historical operations or changes in existing environmental requirements could have a material adverse effect on our business.

Potential liabilities and claims arising from coal operations could be significant.

Our coal operations are subject to extensive laws and regulations that impose stringent operational, maintenance, financial assurance, environmental compliance, reclamation, restoration and closure requirements. These requirements include those governing air and water emissions, waste disposal, worker health and safety, benefits for current and retired coal miners, and other general permitting and licensing requirements. Despite our best efforts, we may not at all times be in compliance with all of these requirements. Liabilities or claims associated with this non-compliance could require us to incur material costs or suspend production. Mine reclamation costs that exceed reserves for these matters also could require us to incur material costs.

General

If we are unable to comply with the restrictions and covenants in our debt agreements, there would be a default under the terms of these agreements, and this could result in an acceleration of payment of funds that have been borrowed.

If we were unable to comply with the restrictions and covenants in any of our debt agreements, there would be a default under the terms of those agreements. As a result, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing. Even if we were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

We have substantial debt, which may hinder our growth and put us at a competitive disadvantage.

Our substantial debt may have important consequences, including the following:

•       the ability to obtain additional financing for acquisitions, working capital, investments and capital or other expenditures could be impaired or financing may not be available on acceptable terms;

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

We had substantial deficiencies of earnings to cover fixed charges of approximately $722 million for the fiscal year ended December 31, 2006. We had deficiencies of earnings to cover fixed charges of $634 million for the fiscal year ended December 31, 2005, $409 million for the fiscal year ended December 31, 2004, $681 million for the fiscal year 2003 and $936 million for the fiscal year 2002.

We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.

If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2006, not taking into account capital markets transaction that we engaged in during the first quarter 2007, we had an aggregate of approximately $7.362 billion of long-term debt on a consolidated basis and including current maturities, and approximately $374 million of stockholders’ equity.

Our ability to make interest and principal payments on our debt and borrow additional funds on favorable terms depends on the future performance of the business. If we do not have enough cash flow in the future to make interest or principal payments on our debt, we may be required to refinance all or a part of our debt or to raise additional capital. We cannot be sure that we will be able to refinance our debt or raise additional capital on acceptable terms.

Restrictions and covenants in our debt agreements limit our ability to conduct our business and could prevent us from obtaining needed funds in the future.

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

•       enter into transactions with affiliates; and

•       engage in mergers or consolidations.

If certain transactions occur with respect to our capital stock, we may be unable to fully utilize our net operating loss carryforwards to reduce our income taxes.

As of December 31, 2006, we had net operating loss carryforwards of approximately $7.0 billion for federal income tax purposes. If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent stockholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our net operating loss carryforwards and certain current deductions against any taxable income it achieves in future periods.

We have entered into transactions over the last three years resulting in significant cumulative changes in the ownership of our capital stock. Additional transactions that we enter into as well as transactions by existing 5% stockholders that we do not participate in could cause us to incur a 50 percentage point ownership change by 5% stockholders and, if we trigger the above-noted Internal Revenue Code imposed limitations, such transactions would prevent us from fully utilizing net operating loss carryforwards and certain current deductions to reduce income taxes.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors, among other things, that may affect our quarterly results include the following:

•       The timing of costs associated with our integration activities with respect to our recently completed acquisitions;

•       demand for communications services;

•       loss of customers or the ability to attract new customers;

•       changes in pricing policies or the pricing policies of our competitors;

•       costs related to acquisitions of technology or businesses;

•       changes in regulatory rulings; and

•       general economic conditions as well as those specific to the communications and related industries.

A delay in generating revenue or the timing of recognizing revenue and expenses could cause significant variations in our operating results from quarter to quarter. It is possible that in some future quarters our results may be below analysts and investors expectations. In these circumstances, the price of our common stock will likely decrease.

Increased scrutiny of financial disclosure, particularly in the telecommunications industry in which we operate, could adversely affect investor confidence, and any restatement of earnings could increase litigation risks and limit our ability to access the capital markets.

Congress, the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. Although all businesses face uncertainty with respect to how the U.S. financial disclosure regime may be impacted by this process, particular attention has been focused recently on the telecommunications industry and companies’ interpretations of generally accepted accounting principles.

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

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business.

Since the September 11, 2001 terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets. The full effect on the financial markets of these events, as well as concerns about future terrorist attacks, is not yet known. They could, however, adversely affect our ability to obtain financing on terms acceptable to us, or at all.

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

Our international operations and investments expose us to risks that could materially adversely affect the business.

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

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders

We may issue equity in the future in connection with acquisitions or strategic transactions, to adjust our ratio of debt to equity, including through repayment of outstanding debt, to fund expansion of our operations or for other purposes. We may issue shares of our common stock at prices or for consideration that is greater than or less than the price at which we are offering our common stock in this offering. To the extent we issue additional equity securities, your percentage ownership of our common stock would be reduced.

If a large number of shares of our common stock is sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital

We cannot predict what effect, if any, future issuances by us of our common stock will have on the market price of our common stock. In addition, shares of our common stock that we issue in connection with an acquisition, may not be subject to resale restrictions. The market price of our common stock could drop significantly if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could impair our ability to raise capital through the sale of additional common stock in the capital markets.

Anti-takeover provisions in our charter and by-laws could limit the share price and delay a change of management

Our restated certificate of incorporation and by-laws contain provisions that could make it more difficult or even prevent a third party from acquiring us without the approval of our incumbent board of directors. These provisions, among other things:

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

In addition, the terms of most of our long term debt require that upon a “change of control,” as defined in the agreements that contain the terms and conditions of the long term debt, we make an offer to purchase the outstanding long term debt at either 100% or 101% of the aggregate principal amount of that long term debt.

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

•       market conditions in the communications services industry;

•       announcement and performance by competitors;

•       regulatory actions; and

•       general economic conditions.

In addition, in recent months the stock market generally has experienced significant price and volume fluctuations. Those market fluctuations could have a material adverse effect on the market price or liquidity of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our headquarters are located on 46 acres in the Interlocken Advanced Technology Environment within the City and County of Broomfield, Colorado. The campus facility, which is owned by our wholly owned subsidiary HQ Realty, Inc., encompasses approximately 850,000 square feet of office space.

Additionally, we lease approximately 121,180 square feet of office and technical space in a building located at 180 Peachtree Street, NW in Atlanta, Georgia. As part of the WilTel acquisition, we also lease approximately 213,594 square feet of office and technical space in the building known as One Technology Center located at 100 South Cincinnati Avenue in Tulsa, Oklahoma. As part of the TelCove acquisition in 2006, we also lease approximately 54,000 square feet of office space in the Southpointe office park in Canonsburg, Pennsylvania, comprised of approximately 42,500 square feet in the building located at 121 Champion Way and approximately an additional 11,300 square feet in the building located at 601 Technology Drive. As part of the Broadwing acquisition in the first quarter of 2007, we lease approximately 130,000 square feet of office space in a building located at 1122 South Capital of Texas Highway in Austin, Texas. In Europe, we have approximately 211,000 square feet of office space in the United Kingdom, approximately 10,000 square feet of office space in Germany, and approximately 3,000 square feet of office space in France.

Properties relating to our network operations in the communications business are described under “ITEM 1. BUSINESS—Our Communications Network” above.

Our Gateway facilities are designed to house local sales staff, operational staff, our transmission and IP routing/switching facilities and technical space to accommodate colocation of equipment by high-volume Level 3 customers. We ended 2006, after giving effect to the acquisition of Broadwing, with approximately 6.9 million square feet of space for our Gateway and transmission facilities and have completed construction on approximately 4.6 million square feet of this space. Our Gateway space is either owned by us or is held pursuant to long-term lease agreements.

We have entered into various agreements regarding our unused office and technical space in order to reduce our ongoing operating expenses regarding such space.

Properties relating to our coal mining segment are described under “ITEM 1. BUSINESS—Our Other Businesses” above. In connection with certain existing and historical operations, we are subject to environmental risks.

ITEM 3.                LEGAL PROCEEDINGS

Right of Way Litigation

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

Broadwing Class Action

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Broadwing Corporation initial public offering on behalf of all persons who purchased the Broadwing stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: Broadwing, its directors and officers who signed the registration statement in connection with its initial public offering, and certain of the underwriters that participated in the initial public offering. Broadwing’s directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to the Broadwing initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Broadwing common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Broadwing common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Broadwing’s common stock (or to be awarded rescissory damages if the class member has sold the Broadwing stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

On February 15, 2005, the Judge granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the underwriters, the companies that went public, such as Broadwing, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court.

On August 31, 2005 the Judge issued an order clarifying certain provisions of the proposed settlement and set deadlines for its final approval. On April 21, 2006, one of the underwriters sued in this class action, JPMorgan Chase, announced a settlement with plaintiffs for $425 million. On April 24, 2006, a fairness hearing on the proposed settlement was held in which the Judge did not rule on the proposed settlement, but instead took the proposed settlement under advisement. Should the Judge not grant final approval of the settlement agreement, we believe that we have meritorious defenses to plaintiffs’ allegations and will vigorously defend ourselves.

In an appeal by a series of underwriters from the District Court decision to grant class certification in this matter the Second Circuit Court of Appeals (“Second Circuit”) issued an opinion on December 5, 2006 reversing the District Court and de-certifying the class. The District Court has indicated

that it will hold in abeyance a final decision concerning granting approval of the settlement agreement pending the resolution of petitions seeking clarification by the Second Circuit of its decision and the impact that such decision will have on the ability of this matter to proceed as a class action. On January 7, 2007 plaintiffs filed a petition for rehearing and rehearing en banc with the Second Circuit with respect to the class certification issue. On January 24, 2007 the Second Circuit entered an order permitting the defendant underwriters to brief the issues raised in the petition for rehearing within 14 days. No hearing has been scheduled on the petition as of February 23, 2007.

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

Part II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.   Our common stock is traded on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol “LVLT.” As of February 23, 2007, there were approximately 7,990 holders of record of our common stock, par value $.01 per share. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the NASDAQ Global Select Market of The NASDAQ Stock Market LLC.

Year Ended December 31, 2006	High	Low
First Quarter	$5.60	$2.73
Second Quarter	5.72	3.78
Third Quarter	5.46	3.44
Fourth Quarter	6.02	4.93

Year Ended December 31, 2005	High	Low
First Quarter	$3.34	$1.90
Second Quarter	2.44	1.62
Third Quarter	2.35	1.90
Fourth Quarter	3.90	2.06

Equity Compensation Plan Information.   We have only one equity compensation plan—The 1995 Stock Plan, as amended—under which we may issue shares of our common stock to employees, officers, directors and consultants. This plan has been approved by our stockholders. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under the 1995 Stock Plan as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	39,546,330	†	$4.39	†‡	101,722,946
Equity compensation plans not approved by stockholders	0		$0.00		0

†                    Includes awards of Outperform Stock Options (“OSOs”). For purposes of this table, these securities are considered to use a single share of our common stock from the total number of shares reserved for issuance under the 1995 Stock Plan.

‡                    Includes weighted-average exercise price of outstanding OSOs at the date of grant. The exercise price of an OSO is subject to change based upon the performance of our common stock relative to the performance of the S&P 500® Index from the time of the grant of the award until the award has been exercised.

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

Performance Graph.

The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, except to the extent that the company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such acts.

The graph compares the cumulative total return of our common stock for the five year period from 2002 through 2006 with the S&P® 500 Index and the Nasdaq Telecommunications Index. The graph assumes that the value of the investment was $100 on December 31, 2001, and that all dividends and other distributions were reinvested.

Comparison of Five Year Cumulative Total Return
Among Our Common Stock, the S&P® 500 Index
and the Nasdaq Telecommunications Index

	12/01	12/02	12/03	12/04	12/05	12/06
Level 3 Common Stock	100.00	98.00	114.00	67.80	57.40	112.00
S&P 500® Index	100.00	77.90	100.24	111.15	116.61	135.03
NASDAQ Telecommunications	100.00	61.62	110.79	106.16	100.63	127.11

ITEM 6.                SELECTED FINANCIAL DATA

The Selected Financial Data of Level 3 Communications, Inc. and its subsidiaries appear below.

	Fiscal Year Ended(1)
	2006	2005	2004	2003	2002
	(dollars in millions, except per share amounts)
Results of Operations:
Revenue	$3,378	$1,719	$1,776	$2,027	$1,215
Loss from continuing operations(2)	(790)	(707)	(478)	(695)	(872)
Income (loss) from discontinued operations(3)	46	69	20	(21)	14
Net loss	(744)	(638)	(458)	(711)	(858)
Per Common Share:
Loss from continuing operations(2)	(0.79)	(1.01)	(0.70)	(1.23)	(2.14)
Income (loss) from discontinued operations(3)	0.05	0.10	0.03	(0.04)	0.03
Net loss	(0.74)	(0.91)	(0.67)	(1.26)	(2.11)
Dividends(4)	—	—	—	—	—
Financial Position:
Total assets	9,994	8,277	7,544	8,302	8,972
Current portion of long-term debt(5)	5	—	143	124	3
Long-term debt, less current portion(5)	7,357	6,023	5,067	5,249	6,102
Stockholders’ equity (deficit)(6)	374	(476)	(157)	181	(240)

(1)          The operating results of Software Spectrum, Inc. (“Software Spectrum”) which was acquired in 2002 and sold in 2006, (i)Structure, LLC (“(i)Structure”), which was sold in 2005, the Midwest Fiber Optic Network business acquired from Genuity, Inc. in 2003 and sold in 2003, as well as Software Spectrum’s contact service business obtained in the Software Spectrum acquisition in 2002 and sold in 2003 are included in discontinued operations for all periods presented for which Level 3 owned each business.

The Company purchased substantially all of the assets and operations of Genuity, Inc. in February 2003. The Company also purchased Telverse Communications, Inc. in July 2003.

The Company acquired the managed modem businesses of ICG Communications, Inc. and Sprint Communications Company, L.P. on April 1, 2004 and October 1, 2004, respectively.

The Company purchased WilTel Communications Group, LLC (“WilTel”) on December 23, 2005, and recorded approximately $38 million of revenue attributable to this business in 2005. The Company purchased Progress Telecom, LLC (“Progress Telecom”) on March 20, 2006, ICG Communications, Inc. (“ICG Communications”) on May 31, 2006, TelCove, Inc. (“TelCove”) on July 24, 2006 and Looking Glass Networks Holding Co., Inc. (“Looking Glass”) on August 2, 2006. The WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass results of operations and financial position are included in the consolidated financial statements from the respective dates of their acquisition. During 2006, the Company recorded revenue attributable to Progress Telecom of $49 million, ICG Communications of $46 million, TelCove of $166 million and Looking Glass of $33 million.

(2)          In 2002, the Company recognized approximately $76 million of termination and settlement revenue, $181 million of impairment and restructuring charges, a gain of approximately $191 million from the sale of Commonwealth Telephone Enterprises, Inc. common stock, $88 million of induced conversion expenses attributable to the exchange of the Company’s convertible debt securities, $120 million of federal tax benefits due to legislation enacted in 2002 and a gain of $255 million as a result of the early extinguishment of long-term debt.

In 2003, the Company recognized approximately $346 million of termination and settlement revenue, $45 million of impairment and restructuring charges, a gain of approximately $70 million from the sale of “91 Express Lanes” toll road assets, $200 million of induced conversion expenses attributable to the exchange of the Company’s convertible debt securities, and recognized a gain of $41 million as a result of the early extinguishment of long-term debt.

In 2004, the Company recognized a gain of $197 million as a result of the early extinguishments of certain long-term debt and $113 million of termination revenue.

In 2005, the Company recognized $133 million of termination revenue and approximately $23 million of impairment and restructuring charges.

In 2006, the Company recognized $11 million of termination revenue, approximately $13 million of impairment and restructuring charges, and recognized a net loss on early extinguishment of debt of $83 million as a result of the amendment and restatement of its senior secured credit facility and certain debt exchanges and redemptions.

(3)          In 2005, the Company sold (i)Structure and recognized a gain on the sale of $49 million. For fiscal years 2005 and 2004, (i)Structure revenues approximated costs. Losses attributable to the operations of (i)Structure for fiscal years 2003 and 2002 were $17 million and $6 million, respectively.

In 2006, the Company sold Software Spectrum and recognized a gain on the sale of $33 million. The income (loss) from the operations of Software Spectrum including the contact services business sold in 2003 were $13 million, $20 million, $20 million, $(16) million and $20 million for the fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

(4)          The Company’s current dividend policy, in effect since April 1998, is to retain future earnings for use in the Company’s business. As a result, management does not anticipate paying any cash dividends on shares of common stock in the foreseeable future. In addition, the Company is effectively restricted under certain covenants from paying cash dividends on shares of its common stock.

(5)          In 2002, the Company received net proceeds of $488 million from the issuance of $500 million of 9% Junior Convertible Subordinated Notes due 2012. Also in 2002, the Company repurchased, using cash and common stock, approximately $705 million face amount of its long-term debt and recognized a gain of approximately $255 million as a result of the early extinguishment of debt.

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

In 2006, the Company received net proceeds of $142 million from the issuance of $150 million of Floating Rate Senior Notes due 2011, net proceeds of $538 million from the issuance of $550 million of 12.25% Senior Notes due 2013, net proceeds of $326 million from the issuance of $335 million of 3.5% Convertible Senior Notes due 2012 and net proceeds of $1.239 billion (excluding prepaid interest) from the issuance of $1.250 billion of 9.25% Senior Notes due 2014. Also in 2006, the Company exchanged a portion of its outstanding 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for $46 million of cash and $692 million aggregate principal of new 11.5% Senior Notes due 2010. In addition, the Company redeemed the remaining outstanding 9.125% Senior Notes due 2008 totaling $398 million, 10.5% Senior Discount Notes due 2008 totaling $62 million and 99.3% of the 10.75% Senior Notes due 2011 totaling $497 million.

(6)          In 2002, the Company issued approximately 47 million shares of common stock, valued at approximately $466 million, in exchange for long-term debt. Included in the value of common stock issued, are induced conversion premiums of $88 million for convertible debt securities.

In 2003, the Company issued approximately 216 million shares of common stock, valued at approximately $953 million, in exchange for long-term debt. Included in the value of common stock issued, are induced conversion premiums of $200 million for convertible debt securities.

In 2004, the Company realized $95 million of foreign currency losses on the repurchase of its Euro denominated debt. The unrealized foreign currency losses had been recorded in Other Comprehensive Income within Stockholders’ Equity (Deficit).

In 2005, the Company issued 115 million shares of common stock, valued at approximately $313 million, as the stock portion of the purchase price paid to acquire WilTel.

In 2006, the Company issued approximately 125 million shares of common stock in a public offering, valued at approximately $543 million.

In 2006, the Company issued 20 million shares of common stock, valued at approximately $66 million, as the stock portion of the purchase price paid to acquire Progress Telecom; 26 million shares of common stock, valued at approximately $131 million, as the stock portion of the purchase price paid to acquire ICG Communications; 150 million shares of common stock, valued at approximately $623 million, as the stock portion of the purchase price paid to acquire TelCove; and 21 million shares of common stock, valued at approximately $84 million, as the stock portion of the purchase price paid to acquire Looking Glass.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the Company’s consolidated financial statements (including the notes thereto), included elsewhere herein.

Level 3 Communications, Inc., through its operating subsidiaries, is primarily engaged in the communications business, with additional operations in coal mining.

Communication Services

The Company is a facilities based provider of a broad range of integrated communications services. Revenue for communications services is recognized on a monthly basis as these services are provided. For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of up to 20 years. In these situations, Level 3 will defer the revenue and amortize it on a straight-line basis to earnings over the term of the contract. At December 31, 2006, for contracts where up-front payments were received for services to be delivered in the future, the Company’s weighted average remaining contract period was approximately 15 years.

The Company separates its communications services into three separate categories: 1) Core Communications Services, 2) Other Communications Services, and 3) SBC Contract Services. Each category of revenue is in a different phase of the service life cycle, requiring different levels of investment and focus and providing different contributions to the Company’s Adjusted OIBDA. Adjusted OIBDA is defined by the Company as operating income (loss) from the consolidated statements of operations, less depreciation and amortization expense, less non-cash compensation expense included within selling, general and administration expense on the consolidated statements of operations, and less the non-cash portion of restructuring and impairment charges. Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business. At the same time, the Company believes it must continue to manage effectively the positive cash flows from its SBC Contract Services and its Other Communications Services including the Company’s mature managed modem business and its related reciprocal compensation. Core Communications Services includes transport and infrastructure, IP and data services, voice and Vyvx video and advertising distribution services. Other Communications Services includes managed modem and related reciprocal compensation and legacy managed IP service business. In 2005, Other Communications Services included DSL aggregation services which are no longer provided. SBC Contract Services includes all the revenues related to the SBC Contract Services Agreement contract, which was obtained in the December 23, 2005 acquisition of WilTel.

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

IP and data services primarily include the Company’s high-speed Internet access service and Ethernet and IP Virtual Private Network (“VPN”) services. Level 3’s high-speed Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company’s VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data. This convergence to a single platform can be obtained without sacrificing the quality of service or security levels of traditional ATM and Frame Relay offerings. VPN services also permit customers to prioritize network application traffic so that high priority applications, such as voice and video, are not compromised in performance by the flow of low priority applications such as email.

The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company’s Core Communications Services. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. The Company, however, continues to experience lower revenue growth due to price compression for its IP and data services. These declines were partially offset by an increase in billable IP and data traffic for 2006 compared to 2005. This increase in billable IP data traffic is partially due to acquisitions made in 2006. Current high levels of available capacity and the numerous companies competing in this market have resulted in a very competitive pricing environment.

In 2006, the Company continued to experience pricing pressure for IP and data services with the average price per megabyte declining approximately 25%. The Company experienced price compression of approximately 30% in 2005 for IP and data services. In addition to pricing pressures, the decline in the Company’s average price per megabyte was attributable to higher traffic from larger customers and customers continuing to move to higher speed services with a lower price per megabyte. The larger customers have a lower price per megabyte due to higher volume commitments.

The Company continues to experience pricing pressure for those transport and infrastructure customers that require simple, low quality, point-to-point services, as competitors aggressively pursued this business. However, Level 3 believes that competitors are less willing to discount these services if it requires investment in incremental capacity to meet the customer’s requirements. For those customers that provide high quality content or require a combination of transport, IP and voice solutions on a regional or national platform, Level 3 is seeing that price compression is starting to moderate and, in many cases, prices are starting to increase. Level 3 intends to remain disciplined in its approach to pricing for its transport and IP services.

The Company has developed voice services that target large and existing markets. The Company believes that the efficiencies of Level 3’s IP and optical-based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks. The Company is moving to develop both its capability to market and sell in the voice market and develop the internal systems and processes necessary to support the new services being launched. The revenue potential for voice services is large; however, the revenues and margins are expected to continue to decline over time as a result of the new low-cost IP and optical-based technologies. In addition, the market for voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

Vyvx provides audio and video programming for its customers over the Company’s fiber-optic network and via satellite. It uses the Company’s fiber-optic network to carry live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event.

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

The Company expects to continue to develop its content distribution services through the acquisition of the SAVVIS Content Delivery Network (“CDN”) services business (“SAVVIS CDN Business”) which it purchased in the first quarter of 2007 for $132.5 million in cash. The Company believes that the addition of the SAVVIS CDN Business with its strong, broad portfolio of patents will help the Company secure its commercial efforts in the heavily patented CDN market.

The Company’s Other Communications Services are mature services that are not areas of emphasis for the Company. Other Communications Services currently include managed modem, related reciprocal compensation and legacy managed IP services.

The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. Additionally, America Online, a primary consumer of the Company’s dial-up services, announced a strategic change in its approach to its dial-up internet access business that has accelerated the loss of its dial-up subscribers. During the fourth quarter of 2006, the America Online strategy began having the effect of accelerating the decline in managed modem revenues and is expected to contribute to further declines in managed modem revenue in 2007 and beyond. The Company recognized approximately $286 million of managed modem revenue in 2006, an approximate 28% decline from the $396 million of managed modem revenue recognized in 2005. The declines in managed modem revenue in 2006 have been offset to some extent by an increase in market share as a result of certain competitors exiting segments of this business in the second half of 2006. Level 3 believes that the low-cost structure of its network will enable it to compete aggressively for new business in the IP-based market.

Level 3 receives compensation from other carriers when it terminates traffic originating on those carriers’ networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company earns the majority of its reciprocal compensation revenue from providing managed modem services.

Legacy managed IP services primarily include low-speed services which utilize ATM technology, as well as VPN and managed security services. The Company’s legacy Internet access business consists primarily of a business that was acquired in the Genuity transaction in 2003. The Company has elected not to pursue additional customers and to limit the capital invested in this component of its business.

The SBC Contract Services Agreement was an agreement between SBC Services Inc. and WilTel and was obtained in the WilTel acquisition in December 2005. Recently, SBC Services Inc. became a subsidiary of AT&T Inc., (together “SBC”). WilTel and SBC amended their agreement in June 2005 to run through 2009. The Company recognized approximately $893 million of revenue under the SBC Contract Services Agreement during 2006. The agreement provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009. SBC had satisfied $268 million of the December 2005 to end of 2007 gross margin purchase commitment through December 31, 2006. The remaining minimum gross margin commitment under the agreement as of December 31, 2006 was approximately $67 million for the period through the end of 2007, and $75 million from January 2008 through the end of 2009. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost.

Additionally, the SBC Contract Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. The Company met the required performance criteria and recorded revenue of $25 million in 2006 under the agreement. Level 3 is eligible to earn another $25 million in 2007 if it meets the performance criteria. Of the annual amounts, 50% is based on monthly performance criteria and the remaining 50% is based on performance criteria for the full year. The Company expects to earn the performance payment in 2007.

Given the expected reduction in the SBC Contract Services revenue and the overall increase in revenue from acquisition activity, concentration of revenue among a limited number of customers is expected to be reduced in periods subsequent to 2006.  However, if Level 3 would lose one or more major customers, or if one or more major customers significantly decreased its orders for Level 3 services, the Company’s communications business would be materially and adversely affected.

Level 3’s management continues to review all of the Company’s existing lines of business and service offerings to determine how those lines of business and service offerings assist with the Company’s focus on delivery of communications services and meeting its financial objectives. This exersise takes place both with respect to integration activities and in the normal course of business. To the extent that certain lines of business or service offerings are not considered to be compatible with the delivery of communications services or with obtaining financial objectives, Level 3 may exit those lines of business or stop offering those services.

Management focuses on Adjusted OIBDA, cash flows from operating activities and capital expenditures to assess the operating performance of the communications business. Management believes that Adjusted OIBDA, when viewed over time, reflects the operating trends and performance of its communications business. Adjusted OIBDA, or a similar measure, also is an indicator of performance used by Level 3’s competitors and is used by management in evaluating relative performance.

Management of Level 3 believes the introduction of new services or technologies, as well as the further development of existing technologies, may reduce the cost or increase the supply of certain services similar to those provided by Level 3. The ability of the Company to anticipate, adapt and invest in these technology changes in a timely manner may affect the future success of the Company.

The Company completed the initial planned deployment of the next generation of optical transport technology in its North American and European networks in the fourth quarter of 2005 and early in the first quarter of 2006, respectively. The Company has decided to deploy the technology for additional routes in North America and Europe and completed the deployments on these routes in 2006. The Company completed an upgrade of its IP backbone technology in the fourth quarter of 2005. Level 3 believes that this deployment of new equipment to the existing network equipment will allow the Company to optimize the amount of traffic it carries over the network and lower the cost of providing services.

To expand its service offerings in Europe, the Company expects to invest approximately $20 million for a dark fiber based expansion in nine European markets. Portions of this expansion were completed in 2006 and the Company expects to complete the remainder of the expansion in 2007. The dark fiber is expected to replace or supplement existing wavelength capacity.

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of WilTel in 2005; Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006; and Broadwing Corporation (“Broadwing”) and the SAVVIS CDN Business in January 2007. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

The successful integration of these businesses into Level 3 is important to the success of Level 3. The Company must quickly identify synergies, integrate the networks and support organizations, while maintaining the service quality levels expected by customers in order to realize the anticipated benefits of these acquisitions. Successful integration of these acquired businesses will depend on the Company’s ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively integrate the acquired businesses or operations, the Company may experience material negative consequences to its business, financial condition or results of operations.

Level 3 has embarked on a strategy to expand its current metro presence. The strategy will allow the Company to terminate traffic over its owned metro facilities rather than paying third parties to terminate the traffic. Level 3’s ability to provide high-speed bandwidth directly to customer facilities is expected to be a competitive advantage as local exchange companies often do not provide this service. The Company intends to offer the traditional set of services in these markets and concentrate its sales efforts on the bandwidth intensive businesses. The expansion into new metro markets should also provide additional opportunities to sell services on the Company’s national and international networks. This new metro strategy includes the acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass. As part of its metro strategy and as a result of the acquisition of TelCove in the third quarter of 2006 and Broadwing in the first quarter of 2007, the Company is also targeting enterprise customers directly through its newly created Business Markets Group described in more detail below. With the acquisition of the SAVVIS CDN services business, Level 3 embarked on a strategy to expand its content delivery network services.

The Company is focusing its attention on 1) growing revenue through Core Communications Services, 2) completing the integration of acquired businesses, 3) developing its metro network strategy and enterprise business, 4) continuing to show improvements in Adjusted OIBDA as a percentage of revenue, and 5) managing cash flows provided by its Other Communications Services and SBC Contract Services. The anticipated change in the composition of the Company’s revenue will require the Company to manage operating expenses carefully and concentrate its capital expenditures on those technologies and assets that will enable the Company to develop its Core Communications Services further and replace the decline in revenue and earnings from Other Communications Services and SBC Contract Services.

In the third quarter of 2006, Level 3 announced the formation of four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

•     The Wholesale Markets Group services the communications needs of the largest global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers.

•     The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, television networks and sports leagues.

•     The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include small, medium, and large businesses, local and regional carriers, state and local government entities, and higher education institutions and consortia.

•     The European Markets Group serves the largest European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors.

The Company believes that the alignment around customer markets should allow it to drive growth while enabling it to better focus on the needs of the customers. Each group will be supported by the dedicated sales, marketing, service management, customer facing operations, and necessary support resources required to execute and increase revenue in these key markets.

In addition to the operational metrics mentioned above, the Company is also focusing on improving its liquidity and financial condition and extending the maturity dates of certain debt and lowering the effective interest rate on its outstanding debt over the long term. In January 2006, the Company completed the exchange of several tranches of its debt maturing in 2008 for a new tranche of debt maturing in 2010. The Company was able to extend the maturity date of approximately $692 million of debt due in 2008 to 2010.

In March 2006, Level 3 Financing issued $150 million of Floating Rate Senior Notes due in 2011 and $250 million of 12.25% Senior Notes due in 2013. In April 2006, Level 3 Financing issued an additional $300 million of the 12.25% Senior Notes due in 2013. The proceeds from these offerings were used to fund the cash portion of the WilTel and Progress Telecom acquisitions as well as fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.

In an underwritten public offering in June 2006, Level 3 issued $335 million of 3.5% Convertible Senior Notes due 2012. The Company also completed the underwritten public offering of 125 million shares of its common stock for which it received $543 million in net proceeds. Level 3 used a portion of these proceeds to redeem selected series of its debt securities maturing in 2008. In July 2006, Level 3 redeemed all of its 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for total consideration of $461 million, excluding accrued interest. The remaining proceeds were used to fund acquisitions and for general corporate purposes, including working capital and capital expenditures.

In June 2006, Level 3 Financing amended and restated its existing $730 million senior secured credit facility to reduce the interest rate payable under the agreement by 400 basis points, modify the prepayment provisions and make other specified changes. The Company paid approximately $42 million to existing lenders and $11 million to third parties in costs to complete the transaction.

Level 3 Financing issued $600 million and $650 million of 9.25% Senior Notes due 2014 in October 2006 and December 2006, respectively. The Company received net proceeds of $1,239 million after transaction costs from the two issuances. On December 28, 2006, Level 3 Financing used a portion of the proceeds to complete a tender offer to repurchase $497 million of 10.75% Senior Notes for total consideration of $543 million, excluding accrued interest. The remaining proceeds were used to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.

In January 2007, in two separate transactions, the Company completed the exchange of $605 million of its 10% Convertible Senior Notes due 2011 for a total of 196.8 million shares of Level 3’s common stock.

On February 8, 2007, Level 3 announced that it is seeking to refinance Level 3 Financing’s $730 million Senior Secured Term Loan. In addition to increasing the loan amount to up to $1.4 billion, the Company is also seeking, among other things, to reduce the interest rate payable under the agreement and extend the maturity from 2011 to 2014. The refinancing of the Senior Secured Term Loan is expected to close in mid-March 2007.

On February 14, 2007, Level 3 Financing issued $700 million of its 8.75% Senior Notes due 2017 and $300 million of its Floating Rate Senior Notes due 2015 and received net proceeds of $982 million.

On February 15, 2007, Level 3 announced calls for redemption of all of its outstanding $488 million aggregate principal amount of 12.875% Senior Notes due 2010, all of its outstanding $96 million aggregate principal amount of 11.25% Senior Notes due 2010 and all of its outstanding €104 million of 11.25% Senior Euro Notes due 2010. Also on February 15, 2007, Level 3 announced tender offers to purchase for cash any and all of Level 3 Financing's outstanding $150 million aggregate principal amount of Floating

Rate Notes due 2011 and any and all of Level 3’s outstanding $78 million aggregate principal amount of 11% Senior Notes due 2008.

On  February 20, 2007, Level 3 announced tender offers  to purchase for cash any and all of the outstanding $692 million aggregate principal amount of its 11.5% Senior Notes due 2010, and to purchase for cash any and all of its outstanding €50 million aggregate principal amount of  10.75% Senior Euro Notes due 2008.

On February 23, 2007, Level 3 Financing completed a consent solicitation with respect to certain amendments to the indenture governing Level 3 Financing’s outstanding 12.25% Senior Notes due 2013 that allow for the incurrence of debt based upon a multiple of cash flow available for fixed charges on a “pro forma” basis giving effect to any acquisition, merger or consolidation completed prior to February 1, 2007.

The Company will continue to look for opportunities to improve its financial position in 2007 and focus its resources on growing revenue, integrating the acquired businesses and managing costs, including the realization of expected synergies from the acquired businesses, for the communications business.

Coal Mining

Level 3, through its two 50% owned joint venture surface mines in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is recognized when coal is shipped to the customer.

Information Services

On November 30, 2005, the Company sold its wholly owned subsidiary, (i)Structure, LLC, which provided computer outsourcing services primarily to small and medium-sized businesses. The Company also completed the disposition of its remaining subsidiary in the information services business, Software Spectrum, Inc. on September 7, 2006. The results of operations and financial position for (i)Structure and Software Spectrum are reflected as discontinued operations for all periods presented in this report.

Critical Accounting Policies

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The effect of any associated risks related to these policies on the Company’s business operations is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect the Company’s reported and expected financial results.

Revenue

Revenue for communications services, including voice, private line, wavelengths, colocation, Internet access, managed modem, data services, video and dark fiber revenue is recognized monthly as the services are provided. Communications services are provided either on a usage basis, which can vary period to period, or at a contractually committed amount.

Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier, or at rates mandated by the FCC. Periodically, the Company will receive payment for reciprocal compensation services in excess of FCC rates and before an agreement is in place. These amounts are included in other current liabilities on the consolidated balance sheet until a final agreement has been reached and the necessary regulatory approvals have been received at which time the reciprocal compensation revenue is recognized. These amounts were insignificant to the Company in 2006 and 2005.

Revenue attributable to leases of dark fiber pursuant to indefeasible rights-of-use agreements (“IRUs”) that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, was recognized at the time of delivery and acceptance of the fiber by the customer. Certain sale and long-term IRU agreements of dark fiber and capacity entered into after June 30, 1999, are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. This accounting treatment results in the deferral of revenue for the cash that has been received and the recognition of revenue ratably over the term of the agreement (currently up to 20 years).

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

Accounting practice and guidance with respect to the accounting treatment of revenue continues to evolve. Any changes in the accounting treatment could affect the manner in which the Company accounts for revenue within its communications and coal businesses.

Non-Cash Compensation

The Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity or liability instruments issued. The Company adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), in 1998. Therefore, the effect of applying the change from the original provisions of SFAS No. 123 on the Company’s financial position or results of operations for the year ended December 31, 2006 was insignificant. Although the recognition of the value of the instruments results in compensation or professional expenses in an entity’s financial statements, the expense differs from other compensation and professional expenses in that these charges, though generally permitted to be settled in cash, are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when such options are exercised. The determination of the estimated fair value used to record the compensation or professional expenses associated with the equity or liability instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Long-Lived Assets

Property, plant and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that events have occurred that require an analysis of potential impairment. Costs associated directly with network expansions and the development of business support systems, primarily employee-related costs are capitalized. The Company capitalized $72 million, $51 million and $66 million of cost, primarily direct labor and related employee benefits, in 2006, 2005 and 2004, respectively.

Intercity network segments, gateway facilities, local networks and operating equipment that have been placed in service are being depreciated over their estimated useful lives, primarily ranging from 2-40 years. The total cost of a business support system is amortized over a useful life of three years. The useful lives of the Company’s assets are estimates and actual in-service periods for specific assets could differ significantly from these estimates. Due to changes in technology and the competitive environment, these estimates require a significant amount of judgment. Management monitors and evaluates these estimates on an annual basis or as circumstances change that may indicate a change in estimate is required. During 2006 the Company extended the total useful lives of its existing fiber assets from seven to 12 years, its existing transmission equipment from five to seven years and its existing IP equipment from three to four years.

The Company at least annually, or as events or circumstances change that could affect the recoverability of the carrying value of its long-lived assets, conducts a comprehensive review of the carrying value of its assets to determine if the carrying amount of the assets are recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections.

The Company assessed its communications long-lived assets for impairment at December 31, 2006, and determined that an impairment charge was not required. The communications network includes network equipment, fiber, multiple conduits, customer premise equipment and colocation facilities. Historically, Level 3 has evaluated colocation facilities, certain additional conduits and its communications network assets as separate asset groupings. Beginning in 2006, the Company stopped evaluating colocation assets separately and began including them in the communications network asset group due to changes in the nature of the cash flows from the delivery of colocation services. The majority of the Company’s colocation customers now purchase other services in conjunction with their colocation services thereby reducing the independence of colocation services cash flows from other services. In addition, the percentage of colocation space used to support the communications network asset has increased over time. The impairment analysis is based on a long-term cash flow forecast to assess the recovery of the communications assets over their estimated useful lives.

Level 3 also assesses the carrying value of goodwill on an annual basis in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” (SFAS No. 142). The carrying value of goodwill is compared to its fair value. If the fair value does not exceed the carrying value of the goodwill, an analysis is performed to determine if an impairment charge should be recorded. The Company also evaluates intangible assets with indefinite lives individually on an annual basis, or as events or circumstances change that could affect the recoverability of the carrying value of the asset, in accordance with SFAS No. 142. The Company did not record charges for the impairment of long-lived assets or goodwill in 2006, 2005 or 2004.

Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. The impairment analysis of long-lived assets also requires management to make certain subjective assumptions and estimates regarding the expected future use of certain additional conduits evaluated for impairment separately from the network asset group. Management will continue to assess the Company’s assets for impairment as events occur or as industry conditions warrant. Given the significant uncertainty, judgment and assumptions involved in developing the estimates of future cash flows and the number of years of remaining useful life of certain of the Company’s assets, it is possible that the Company may determine that an impairment charge is required in the future due to changes in these assumptions and estimates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue reserves, recovery of long-lived assets, useful lives of long-lived assets, accruals for estimated tax and legal liabilities, cost of revenue disputes for communications services, unfavorable contracts recognized in purchase accounting and asset retirement obligations. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF No. 04-6”) effective January 1, 2006. EITF No. 04-6 concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF No. 04-6 further defines inventory produced as mineral that has been extracted. As a result, stripping costs related to exposed, but not extracted mineral must be expensed as incurred rather than deferred until the mineral is extracted. The Company’s coal mining business had previously deferred stripping costs and amortized these costs over the period in which the underlying coal is mined. The Company’s adoption of EITF No. 04-6 on January 1, 2006 required it to adjust beginning retained earnings (accumulated deficit) for the amount of prepaid stripping costs previously deferred. The Company decreased beginning equity by $3 million as a result of the adoption of EITF No. 04-6.

The FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets”, which was effective for Level 3 starting January 1, 2006. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material effect on the Company’s financial position or results of operations as Level 3 is a party to a limited number of non-monetary transactions and those transactions have not been material.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. The adoption of EITF No. 06-03 is not expected to have a material effect on the Company’s financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The Company adopted SAB No. 108 for the year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The Company is currently assessing the potential effect that the adoption of SFAS No. 157 will have on its financial statements.

On December 21, 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). A “registration payment arrangement” is defined as an arrangement that specifies that the issuer will endeavor (1) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission. The arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 specifies that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in SFAS No. 5. FSP EITF 00-19-2 also requires certain disclosures about the terms of each registration payment arrangement, even if the likelihood of the issuer having to make any payments under the arrangement is remote. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for fiscal years beginning after December 31, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance of FSP EITF 00-19-2. The Company adopted FSP EITF 00-19-2 for the year ended December 31, 2006. The adoption of FSP EITF 00-19-2 did not have a material effect on the Company’s results of operations and financial condition.

Results of Operations 2006 vs. 2005

Revenue for 2006 and 2005 is summarized as follows:

	2006	2005
	(dollars in millions)
Communications	$3,311	$1,645
Coal Mining	67	74
	$3,378	$1,719

Communications revenue is separated into three categories: 1) Core Communications Services (including transport and infrastructure services, wholesale IP and data services, voice services and Vyvx services), 2) Other Communications Services (including managed modem and its related reciprocal compensation, legacy managed IP services and DSL aggregation), and 3) SBC Contract Services. Revenue attributable to these service groupings is provided in the following table:

	2006	2005
	(dollars in millions)
Core Communications Services:
Transport and Infrastructure	$1,014	$653
Wholesale IP and Data	301	186
Voice	536	120
Vyvx	122	3
	1,973	962
Other Communication Services:
Managed Modem	286	396
Reciprocal Compensation	102	100
Managed IP	57	83
DSL Aggregation	—	79
	445	658
SBC Contract Services	893	25
Total Communications Revenue	$3,311	$1,645

The Company’s Core Communications Services revenue increased 105% in 2006 compared to 2005. The growth in the Company’s existing services as well as the acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass contributed to the increase. During 2006, the Company recorded revenue from the date of acquisition attributable to Progress Telecom of $49 million, ICG Communications of $46 million, TelCove of $166 million and Looking Glass of $33 million. During 2006, the Company integrated a significant portion of WilTel into the business. As a result, separate revenue information for former WilTel customers is no longer available other than for SBC Contract Services.

Transport and infrastructure revenue increased 55% in 2006 primarily due to the acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass. In addition, increased demand for complex nationwide solutions and colocation capacity in large markets contributed to the revenue growth in 2006. Termination revenue related to transport and infrastructure services decreased approximately $129 million from $131 million in 2005 to $2 million in 2006. The termination revenue in 2005 was primarily attributable to the termination of dark fiber lease agreements with two customers.

Wholesale IP and data revenue increased 62% in 2006 primarily due to customers obtained in the acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass. Wholesale IP and data revenue also increased due to traffic growth in North America from new and existing customers that exceeded the approximately 25% rate of price compression in 2006. Traffic growth was mitigated by one customer’s migration of traffic to its own network which was acquired via a merger with another carrier. Improved market acceptance of the Company’s VPN service and the continued growth of previously awarded contracts also contributed to the increase in wholesale IP and data revenue. Wholesale IP and data revenue includes $7 million of termination revenue in 2006.

Level 3’s voice revenue increased 347% in 2006. The increase is primarily attributable to the operations acquired in the WilTel, TelCove and ICG Communications acquisitions, particularly domestic and international voice termination services, and growth in Level 3’s existing wholesale and VoIP-related services including voice termination, local inbound, enhanced local and toll free services. On a combined basis, voice services experienced a 321% increase in minutes of use in the fourth quarter of 2006 compared to the same period in 2005.

Vyvx revenue increased to $122 million in 2006 as a result of including a full year of Vyvx revenue in the Company’s results. Vyvx was acquired in December 2005 as part of the WilTel acquisition.

The Company expects to recognize termination revenue in the future if customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but does not currently expect to recognize significant termination revenue for the foreseeable future. The Company expects Core Communications Services revenue to increase in 2007 as a result of the Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions completed in 2006, the Broadwing and SAVVIS CDN Business acquisitions completed in January 2007 and expected increases in demand for the Company’s Core Communications Services.

Managed modem revenue declined 28% in 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers. This change has resulted in a decline in the demand for managed modem ports. America Online, the Company’s largest managed modem customer, continued to reduce the number of ports it purchases from Level 3 in 2006. In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions that have the effect of lowering revenue as Level 3 is obligated to provide America Online a reduced per port rate if Level 3 offers another customer better pricing for a lower volume of comparable services. Managed modem revenue also declined in 2006 as a result of certain contracts being renewed or renegotiated at prices lower than were in effect in 2005. The declines in managed modem revenue have been partially offset by increases in market share as a result of certain competitors exiting segments of the managed modem business in the second half of 2006. The Company expects managed modem revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and the potential pricing concessions as contracts are renewed.

The Company did not recognize DSL aggregation revenue in 2006 due to the fact that the Company’s primary DSL aggregation customer completed the migration of its DSL subscribers to its own network in the third quarter of 2005. In addition, the Company’s other DSL contracts expired in 2005 and were not renewed. The Company does not expect to recognize DSL aggregation revenue in the foreseeable future.

Reciprocal compensation revenue increased $2 million in 2006. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services. Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. The majority of the Company’s interconnection agreements provide rate structures through 2007. Level 3 continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with its local carriers. As a result of the Company’s acquisitions of TelCove and Broadwing, the Company has started to generate a portion of its reciprocal compensation revenue from voice services. By the end of 2007, up to 25% of its total reciprocal compensation revenue is expected to be earned from voice services which is included in Core Communications Services revenue. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

The Company’s legacy Managed IP business consists primarily of a business that was acquired in the Genuity transaction in 2003. The Company has not invested in this service and is not actively looking for new customers. The decline in revenue is attributable to the disconnection of service by existing customers. The Company expects this trend to continue in 2007.

SBC Contract Services revenue increased significantly in 2006 as a result of including a full year of SBC Contract Services revenue in the Company’s results. The SBC Contract Services agreement was obtained in December 2005 as part of the WilTel acquisition. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. As of December 31, 2006, the remaining minimum gross margin commitment under the agreement to be utilized during 2007 was approximately $67 million, and $75 million from January 2008 through the end of 2009. Additionally, the SBC Contract Services provides for the payment of $50 million if certain performance criteria are met by Level 3. Level 3 is eligible to earn $25 million in 2006 and 2007. Of the annual amount, 50% is based on monthly performance and the remaining 50% is based on performance criteria for the full year. The Company met the required performance criteria and earned $25 million in 2006. SBC has begun to migrate its traffic to the AT&T network acquired in 2005. As a result, the Company expects SBC revenue to decline significantly in 2007 and beyond. However, SBC must still comply with the minimum gross margin commitments under the terms of the contract.

Coal mining revenue decreased to $67 million in 2006 compared to $74 million in 2005. The decline in revenue for 2006 is attributable to a decline in the average price per ton of coal sold, partially offset by a slight increase in tons shipped. The price decline is attributable to coal sold under a contract that was renewed in 2005 and contained lower price per ton than the original contract.

Cost of Revenue for the communications business, as a percentage of revenue for 2006 and 2005 was 44% and 28%, respectively. The increase in 2006 cost of revenue, as a percentage of revenue, is primarily attributable to the recognition of termination revenue in 2005, with no corresponding cost of revenue, and the significant voice and SBC Contract Services revenue obtained in the WilTel acquisition. The margins for the voice and SBC Contract Services revenue are lower than the margins earned on other components included in Core and Other Communications Services revenue. Partially offsetting the lower WilTel margins were the margins earned by Progress Telecom, ICG Communications, TelCove and Looking Glass. Margins for these businesses were slightly higher in 2006 than those reported by the Company in 2005. In 2005, the Company recognized $133 million of termination revenue with no corresponding cost of revenue, favorably affecting the cost of revenue percentage. Excluding the termination revenue, cost of revenue as a percentage of revenue would have been 30% in 2005. The Company expects cost of revenue as a percentage of revenue to increase in the first half of 2007 as the Company begins including lower margin revenue from the Broadwing business acquired in January 2007 and then to decline in the second half of 2007 and on an overall basis for 2007 as the lower margin revenue under SBC Contract Services declines and expected cost of revenue synergies from the acquisitions are realized.

Cost of revenue as a percentage of revenue for the coal mining business increased to 85% in 2006 from 72% in 2005. The increase in cost of revenue as a percentage of revenue for the coal mining business is due to a decline in the average price per ton of coal sold in 2006 compared to 2005 and due to increased product costs in 2006 related to changes in stripping ratios and increased tire and fuel costs. In addition, in the second quarter of 2005, the Company was able to favorably resolve certain production tax issues. The resolution of this matter resulted in a $5 million reduction in cost of revenue. Cost of revenue as a percentage of revenue for 2005 was 78% after excluding the effect of the $5 million reduction in cost of revenue for the period. The Company expects cost of revenue for the coal mining business in 2007 to be comparable with 2006.

Depreciation and Amortization expense was $730 million in 2006, a 13% increase from 2005 depreciation and amortization expense of $647 million. The increase is primarily attributable to the communications tangible and intangible assets that were acquired in the WilTel acquisition in December 2005, the Progress Telecom acquisition in March 2006, the ICG Communications acquisition in May 2006, the TelCove acquisition in July 2006 and the Looking Glass acquisition in August 2006. This increase was partially offset by an $80 million decrease in depreciation expense attributable to the increase in estimated useful lives for network fiber and IP and transmission equipment.

Due to the acquisitions of: Progress Telecom in the first quarter of 2006; ICG Communications in the second quarter of 2006; TelCove and Looking Glass in the third quarter of 2006; and Broadwing and the SAVVIS CDN Business in the first quarter of 2007, Level 3 expects depreciation and amortization expenses to increase in 2007.

Selling, General and Administrative expenses increased 64% to $1.258 billion in 2006 from $769 million in 2005. This increase is primarily attributable to the inclusion of expenses associated with the operations acquired in the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass transactions in December 2005, March 2006, May 2006, July 2006 and August 2006, respectively. Specifically, increases in compensation, bonus and employee related costs, network related costs and facility-based expenses all contributed to the increase in selling, general and administrative expenses in 2006.

Included in operating expenses for 2006 and 2005 were $84 million and $51 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123R and SFAS No. 123, respectively, related to grants of outperform stock options, warrants and other stock-based compensation awards. The $33 million increase in non-cash compensation expense in 2006 is primarily attributable to an increase in the number of outperform stock options granted to employees and an increase in the value of the options granted to employees associated with the increasing price of the Level 3 common stock in 2006. These increases were offset by a reduction in the amount of restricted stock and restricted stock units granted in 2006 compared to 2005.

In addition, during the second quarter of 2006, the October 2005 and January 2006 outperform stock option grants were revalued using May 15, 2006 as the grant date, in accordance with SFAS No. 123R, and resulted in a $6 million increase in non-cash compensation expense during the second quarter of 2006. As stated in the Company’s proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company’s Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company’s Board of Directors to amend and restate that plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008. After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could have existed that may have resulted in an interpretation that the expiration date of the plan was September 25, 2005. To remove any ambiguity, the Board of Directors sought the approval of the Company’s stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010. This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006 which resulted in a final measurement date of May 15, 2006 for the outperform options granted in October 2005 and January 2006.

The Company expects selling, general and administrative expenses to increase in 2007 on an overall basis as a result of the inclusion of a full year of expenses for the 2006 acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass and the January 2007 acquisitions of Broadwing and the SAVVIS CDN Business. The Company expects the increase in selling, general and administrative expenses will be higher in the first half of 2007. In the second half of 2007, the Company expects that savings from integration synergies from the Broadwing acquisition will result in reduced selling, general and administrative expenses as compared to the first half of 2007.

Restructuring and Impairment Charges were $13 million in 2006 and $23 million in 2005. In 2006, the Company recognized $5 million of restructuring charges related to workforce reductions in the communications business in North America. The employees impacted by this workforce reduction were Level 3 employees affected by the integration of companies acquired in 2005 and 2006. As of December 31, 2006, the Company had remaining obligations of less than $1 million.

In 2005, the Company recognized $15 million related to the workforce reductions in the communications business in North America and Europe. The employees affected by this workforce reduction provided support functions or worked directly on mature services. All obligations attributable to the 2005 restructuring activities were paid by December 31, 2005.

The Company expects to record restructuring charges in 2007 in connection with the integration of the metro businesses acquired in 2006 and the Broadwing acquisition completed in January 2007.

The Company recognized non-cash impairment charges of $4 million in 2006 and $9 million in 2005 resulting from the decision to terminate projects for certain voice services and IT projects in the communications business. In addition, 2005 included a $1 million reduction in expected lease impairment obligations. These projects have identifiable costs which Level 3 can evaluate separately for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the Company did not expect to utilize the assets in the future. In addition, during the second quarter of 2006, Level 3 recognized $4 million of non-cash impairment charges related to excess land of the communications business deemed available for sale in Germany. This charge resulted from the difference between the recorded carrying value and the estimated market value of the land.

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

Adjusted OIBDA for the communications business was $677 million and $458 million for 2006 and 2005, respectively. The increase is primarily attributable to the Adjusted OIBDA contribution from the operations acquired in the WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass transactions and growth in the Company’s Core Communications Services revenue partially offset by related costs. Partially offsetting these increases was a $122 million reduction in termination and settlement revenue from 2005 to 2006.

Adjusted OIBDA for the mining business decreased to $8 million in 2006 from $16 million in 2005. The decrease is primarily attributable to the favorable resolution of certain production tax issues, which resulted in a $5 million decrease in the cost of revenue for the mining business in the second quarter of 2005 and a decline in the average price per ton of coal sold in 2006 compared to 2005.

The Company expects Adjusted OIBDA to increase in 2007 based on the inclusion of a full year of results in 2007 for Progress Telecom, ICG Communications, TelCove and Looking Glass and the inclusion of the results of the January 2007 acquisitions of Broadwing and the SAVVIS CDN Business and continued growth in Core Communications Services.

Interest Income was $64 million in 2006, increasing $29 million from $35 million in 2005. The increase in interest income was due to an increase in the Company’s average return on its portfolio to 4.3% in 2006 compared to 2.8% in 2005. The average portfolio balance was $1.5 billion and $1.2 billion in 2006 and 2005, respectively. Pending utilization of cash and cash equivalents, the Company invests its funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

Interest Expense, net increased by $118 million to $648 million in 2006 compared to 2005. Interest expense increased primarily as a result of interest expense attributable to the issuance of $880 million of 10% Convertible Senior Notes due 2012 issued in the second quarter of 2005, $550 million of 12.25% Senior Notes due 2013 issued in the first half of 2006, $150 million of Floating Rate Senior Notes due 2011 issued on March 14, 2006 and $335 million of 3.5% Convertible Senior Notes due 2012 issued on June 13, 2006 and $1.250 billion of 9.25% Senior Notes due 2014 issued in the fourth quarter of 2006. In addition, the Company exchanged portions of its 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for new 11.5% Senior Notes due 2010 during the first quarter of 2006, thereby increasing the effective interest expense on this debt. The increase in interest expense from new debt issuances was partially offset by the July 13, 2006 redemption of the 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 and a 400 basis-point reduction in the interest rate on the $730 million Senior Secured Term Loan due 2011 subsequent to its amendment in late June of 2006.

Level 3 expects interest expense to decrease in 2007 based on the overall net effect of the 2005 and 2006 financing transactions described above; the December 27, 2006 repurchase of $497 million of 10.75% Senior Notes due 2011; the January 2007 exchange of $605 million of 10% Convertible Senior Notes due 2011 for 196.8 million shares of Level 3 common stock; the February 14, 2007 issuance of $700 million of 8.75% Senior Notes due 2017 and $300 million of Floating Rate Senior Notes due 2015; the February 15, 2007 announced calls for redemption of all of its outstanding $488 million of 12.875% Senior Notes due 2010, all of its outstanding $96 million of 11.25% Senior Notes due 2010 and all of its outstanding €104 million of 11.25% Senior Euro Notes due 2010; the February 15, 2007 announced and currently pending tender offers to purchase for cash any and all of Level 3 Financing’s $150 million of Floating Rate Notes due 2011 and any and all of its $78 million of 11% Senior Notes due 2008; and the February 20, 2007 announced and currently pending tender offers to purchase for cash any and all of its outstanding

$692 million of 11.5% Senior Notes due 2010 and any and all of its outstanding €50 million of 10.75% Senior Euro Notes due 2008.

Loss on Extinguishment of Debt was $83 million in 2006 and zero in 2005. In the fourth quarter of 2006, the Company realized a $54 million loss from the repurchase of the $497 million principal amount of Level 3 Financing’s 10.75% Senior Notes due 2011 and in the second quarter of 2006, Level 3 realized a $55 million loss on the amendment and restatement of Level 3 Financing’s Senior Secured Term Loan due 2011. These losses were partially offset by the $27 million gain realized on the debt exchange in the first quarter of 2006.

In January 2007, in two separate transactions, the Company exchanged $605 million of its 10% Convertible Senior Notes due 2011 for approximately 196.8 million shares of the Company’s common stock and expects to recognize a $177 million loss associated with these exchanges.

On February 15, 2007, Level 3 Communications, Inc. called for redemption of all of its outstanding $488 million aggregate principal amount of 12.875% Senior Notes due 2010 at a price equal to 102.146% of the principal amount thereof, all of its outstanding $96 million of 11.25% Senior Notes due 2010 at a price equal to 101.875% of principal amount thereof and all of its outstanding €104 million of 11.25% Senior Euro Notes due 2010 at a price equal to 101.875% of principal amount thereof. Level 3 will pay accrued and unpaid interest on the senior notes to, but not including, the redemption date. All of these senior notes will be redeemed by Level 3 on March 16, 2007. The Company expects to recognize a loss of approximately $49 million associated with these redemptions in the first quarter of 2007.

Level 3 also announced four tender offers for cash in February 2007 that were pending as of March 1, 2007. On February 15, 2007, Level 3 Financing, Inc. commenced a tender offer to purchase for cash any and all of the outstanding $150 million aggregate principal amount of its Floating Rate Notes due 2011 for a price equal to $1,080.00 per $1,000 principal amount of the notes, which includes $1,050.00 as the tender offer consideration and $30.00 as a consent payment. Additionally, Level 3 Communications, Inc. commenced a tender offer to purchase for cash any and all of its outstanding $78 million aggregate principal amount of 11% Senior Notes due 2008 for a price equal to $1,054.28 per $1,000 principal amount of the notes, which includes $1,024.28 as the tender offer consideration and $30.00 as a consent payment.  The Company expects to recognize a loss associated with these tender offers in the first quarter of 2007, the amount of which will depend on the amounts tendered for each issuance.

On February 20, 2007, Level 3 Communications, Inc. commenced a tender offer to purchase for cash any and all of the outstanding $692 million aggregate principal amount of its 11.5% Senior Notes due 2010 for a price equal to $1,115.26 per $1,000 principal amount of the 11.5% Senior Notes due 2010, which includes $1,085.26 as the purchase price and $30.00 as a consent payment. Level 3 Communications, Inc. also commenced a tender offer to purchase for cash any and all of the outstanding €50 million aggregate principal amount of its 10.75% Senior Euro Notes due 2008 for a price equal to €1,061.45 per €1,000 principal amount of the Senior Euro Notes due 2008, which includes €1,031.45 as the purchase price and €30.00 as a consent payment. The Company expects to recognize a loss associated with these tender offers in the first quarter of 2007, the amount of which will depend on the amounts tendered for each issuance. Each of these tender offers were pending as of March 1, 2007.

The Company may enter into additional transactions in 2007 to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.

Other, net is primarily comprised of gains and losses on the sale of marketable securities and non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $2 million in 2006 compared to $5 million in 2005. The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including Coal, that are required to file state or foreign income tax returns on a separate legal entity basis.

As of December 31, 2006, Level 3 had net operating loss carryforwards of approximately $7.0 billion for federal income tax purposes, including $298 million of net operating loss carryforwards from acquired companies after limitations that resulted from the acquisitions. If certain transactions occur with respect to Level 3’s capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent shareholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code (“IRC”) and applicable regulations, annual limitations would be imposed with respect to the Company’s ability to utilize its net operating loss carryforwards and certain current deductions against any taxable income Level 3 achieves in future periods. Level 3 has entered into transactions over the last three years resulting in significant cumulative changes in the ownership of its capital stock. Additional transactions could cause the Company to incur a 50 percentage point ownership change by 5-percent shareholders and, if the Company triggers the above-noted IRC imposed limitations, could prevent it from fully utilizing net operating loss carryforwards and certain current deductions to reduce income taxes.

Income from Discontinued Operations was $46 million for 2006 and is comprised of $13 million from the operations of Software Spectrum and a $33 million gain from the sale of Software Spectrum to Insight Enterprises, Inc. (“Insight”) in September, 2006. Income from discontinued operations was $69 million for 2005 and is comprised of $20 million from Software Spectrum and a $49 million gain from the sale of (i)Structure to Infocrossing.

Income from Discontinued Operations declined in 2006 versus the same period in 2005 due to the sale of Software Spectrum on September 7, 2006. Software Spectrum earns a disproportionate share of its revenue at the end of the quarter but incurs operating expenses ratably during the quarter. As a result of the sale in September 2006, operating expenses for Software Spectrum exceeded the gross profits earned on sales through the transaction date due to the cyclical nature of the Software Spectrum business.

Software Spectrum increased its sales and marketing efforts and resources targeting mid-market businesses over the last 18 months of its ownership by the Company resulting in higher revenues and profits for the period ending September 7, 2006 compared to the twelve months ended December 31, 2005. The increase in gross profits was partially offset by an increase in operating expenses, primarily for employee related costs, and the disproportionate level of operating expenses recognized for the partial third quarter of 2006.

Level 3 received gross proceeds of approximately $353 million and recognized a gain on the sale of Software Spectrum, after transaction costs, of approximately $33 million in the third quarter of 2006. During the fourth quarter of 2006, Level 3 paid $2 million to Insight as a final post-closing working capital adjustment.

Results of Operations 2005 vs. 2004

Revenue for 2005 and 2004 is summarized as follows:

	2005	2004
	(dollars in millions)
Communications	$1,645	$1,685
Coal Mining	74	91
	$1,719	$1,776

	2005	2004
	(dollars in millions)
Core Communications Services:
Transport and Infrastructure	$653	$574
IP and data	186	167
Voice	120	53
Vyvx	3	—
	962	794
Other Communication Services:
Managed Modem	396	488
DSL aggregation	79	138
Reciprocal Compensation	100	150
Managed IP	83	115
	658	891
SBC Contract Services	25	—
Total Communications Revenue	$1,645	$1,685

Transport and infrastructure revenue increased in 2005 primarily due to increased demand for colocation space in large markets in North America and Europe, and an increase in wavelength revenue due to sales to 360Networks, France Telecom and other new and existing customers. Transport and infrastructure revenue in 2005 includes $4 million attributable to WilTel. In addition, termination revenue related to transport and infrastructure services increased approximately $23 million in 2005. The termination revenue in 2005 was primarily attributable to agreements reached with France Telecom and 360networks relating to the termination of existing dark fiber lease agreements with those customers described below.

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

IP and data revenue increased in 2005 primarily due to traffic growth from new and existing customers that exceeded the rate of price compression as well as improved market acceptance of the Company’s new VPN service. In addition, 2005 IP and data revenue includes $1 million attributable to WilTel.

Level 3’s voice revenue, excluding WilTel, increased 117% in 2005. The increase is primarily attributable to the Company’s wholesale voice products including voice termination and local inbound services. Voice termination and local inbound services experienced a 35% and 49%, respectively, increase in minutes of use in the fourth quarter of 2005 compared to the same period in 2004. The Company also recorded voice revenue of $5 million attributable to WilTel for the period Level 3 owned WilTel in the fourth quarter of 2005.

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

Partially offsetting this decline in managed modem revenue in 2005 was the revenue purchased in the acquisitions of the managed modem businesses from ICG Communications and Sprint completed in the second and fourth quarter of 2004, respectively.

DSL aggregation revenue decreased significantly in 2005 as the Company’s primary DSL aggregation customer began to migrate its DSL subscribers to its own network beginning in the first quarter of 2005. The customer completed the migration of its subscribers in the third quarter of 2005. In addition, the Company’s other DSL contracts expired in 2005 and were not renewed.

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

The SBC Contract Services revenue was obtained in the WilTel transaction. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. Level 3 earned revenue of approximately $25 million attributable to this contract in 2005.

Coal mining revenue decreased to $74 million in 2005 compared to $91 million in 2004. The decline in revenue for 2005 was attributable to a significant reduction in coal required to be purchased in 2005 under a contract with Detroit Edison from 2004 levels. The Company has signed new agreements with Detroit Edison, but with lower tonnage requirements and lower prices.

Cost of Revenue for the communications business, as a percentage of revenue for 2005 and 2004 was 28% and 27%, respectively. In 2005, the Company recognized $133 million of termination revenue, primarily related to 360networks and France Telecom in the first quarter. In 2004, termination revenue was $113 million, most of which was attributable to the McLeod transaction in the fourth quarter. An increase in termination revenue with no corresponding cost of revenue, positively affected the percentage in both years. Excluding termination revenue in 2005 and 2004, the cost of revenue, as a percentage of revenue, would have been 30% and 28%, respectively. The increase in 2005 is attributable to the increase in voice services for which the corresponding cost of revenue is generally higher than Level 3’s other services.

Cost of revenue, as a percentage of revenue, for the coal mining business was relatively consistent for 2005 and 2004 at 72% and 73%, respectively. The decrease in cost of revenue as a percentage of revenue is attributable to the favorable resolution of certain production tax issues related to prior periods that resulted in a $5 million decrease in the cost of revenue for the mining business in the second quarter of 2005.

Depreciation and Amortization expenses were $647 million in 2005, a 4% decrease from 2004 depreciation and amortization expenses of $671 million. The decrease is primarily attributable to shorter-lived communications assets that were placed in service in prior years becoming fully depreciated during 2004 and 2005.

Selling, General and Administrative expenses decreased 6% to $769 million in 2005 from $822 million in 2004. This decrease was primarily attributable to lower compensation and employee related costs resulting from the workforce reduction for the communications business which occurred in the first quarter of 2005. Declines in base compensation, bonus, travel, recruiting and facilities expenses all contributed to the decrease in selling, general and administrative expenses in 2005 for the communications business. Also contributing to the decline in operating expenses were lower advertising, marketing and bad debt expenses. Partially offsetting the reduction in communications expenses was an increase in operating expenses for WilTel since its acquisition in the fourth quarter of 2005.

Included in operating expenses for 2005 and 2004 were $51 million and $43 million, respectively, of non-cash compensation and professional expenses recognized under SFAS No. 123 related to grants of stock options, warrants and other stock-based compensation awards. The $8 million increase in non-cash compensation expense was primarily attributable to the restricted stock units granted by the Company in second quarter of 2005 resulting in increased value of the stock based compensation distributed to employees associated with an increasing price of the Level 3 common stock.

Restructuring and Impairment Charges were $23 million in 2005 and $14 million in 2004. The Company recognized $15 million related to the workforce reductions of the communications business in North America and Europe in 2005. The employees affected by this workforce reduction provided support functions or worked directly on mature services. All obligations attributable to the 2005 restructuring activities were paid by December 31, 2005.

During 2005, the Company recognized $9 million in non-cash impairment charges resulting from the decision to terminate projects for certain voice services and IT projects in the communications business. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value.

The Company recorded real property lease impairment charges of $14 million for leases in North America and Europe in the fourth quarter of 2004. The charge resulted from ceased use of certain space, the signing of subleases for existing vacant space at lower than estimated rates, and extending the estimated sublease dates for other vacant properties due to market conditions.

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

Adjusted OIBDA for the mining business decreased to $16 million in 2005, from $18 million in 2004. The decrease was due to the expiration of higher margin contracts in 2004 which were replaced by contracts at lower prices and lower tonnage in 2005.

Adjusted OIBDA for the Company’s other businesses decreased from negative $1 million in 2004, to negative $3 million in 2005. This change was due to the increase in professional fee expenses in 2005.

Interest Income was $35 million in 2005 increasing $22 million from $13 million for 2004. The increase in interest income was due to the increase in the Company’s average return on its portfolio to 2.8% in 2005 from 1.3% in 2004. The average portfolio balance increased to $1.2 billion in 2005 from $1.0 billion in 2004.

The Company elected to take advantage of the yield curve and purchase longer-term U.S. government securities. The maturity dates on the government securities ranged from November 2006 through February 2008. Due to the WilTel acquisition and expected liquidity requirements, the Company classified certain government securities, previously classified as held to maturity, as available for sale which means they are reported at market value instead of cost at the end of the reporting period. The Company has characterized its remaining securities as held to maturity.

Interest Expense, net increased by $45 million to $530 million in 2005 compared to 2004, primarily as a result of increased interest expense from the issuance of the Company’s $880 million of 10% Convertible Senior Notes due 2011 in the second quarter of 2005. In addition, there was an increase in interest expense due to the accretion on discount notes and higher interest rates on the variable rate debt. This was partially offset by the refinancing transaction that occurred in the fourth quarter of 2004. Level 3 Financing entered into a $730 million Senior Secured Term Loan due 2011 and the Company issued $345 million of 5.25% Senior Convertible Notes due 2011 in the fourth quarter of 2004. The Company used the proceeds from these transactions to repurchase approximately $1.1 billion of the Company’s public debt due in 2008. Overall, the refinancing transaction in the fourth quarter of 2004 reduced the Company’s annual interest expense by approximately $16 million in 2005 compared to the same period in 2004.

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

Income Tax Expense was $5 million in 2005 compared to $1 million in 2004. In 2005, the communications business incurred additional tax expense attributable to increased income in various Level 3 subsidiaries, including Coal, that are required to file state income tax returns on a separate legal entity basis.

Income from Discontinued Operations was $69 million for 2005 and is comprised of $20 million from Software Spectrum and a $49 million gain from the sale of (i)Structure to Infocrossing. In 2004, discontinued operations of Software Spectrum resulted in net operating income of $20 million.

Revenue for Software Spectrum and (i)Structure increased 1% from $1.936 billion in 2004 to $1.958 billion in 2005 primarily as a result of sales to a systems integrator on behalf of the Department of Navy in addition to increased sales to the small-medium business market customers. This was partially offset by an increase in sales under software publishers’ agency licensing programs that result in only a service fee being recognized as revenue, rather than the selling price of the software. The software reseller industry is seasonal, with revenue and operating income typically being higher in the second and fourth quarters of the Company’s fiscal year.

Software Spectrum began experiencing an increase in sales under Microsoft’s 6.0 licensing program and similar programs offered by other suppliers in 2003. Under these programs, new enterprise-wide licensing arrangements are priced, billed and collected directly by the software publishers. Software Spectrum continued to provide sales and support services related to these transactions and earns a service fee directly from publishers for these activities. The Company recognized the service fee it receives as revenue and not the entire value of the software under this program. Software Spectrum recorded approximately $74 million and $54 million of revenue attributable to these types of contracts in 2005 and 2004, respectively. The estimated selling price of the software sold under these agreements was $1.235 billion and $975 million for the corresponding periods.

The cost of revenue for Software Spectrum and (i)Structure, as a percentage of its revenue, was 90% for 2005 and 91% for 2004. Software Spectrum is very reliant on rebates received from software publishers to improve its operating results. In 2005 and 2004, Software Spectrum earned approximately $40 million and $42 million, respectively, in rebates which reduced cost of revenue. Software Spectrum does not earn rebates from Microsoft on agency program sales.

Selling, general and administrative expenses for the Software Spectrum and (i)Structure businesses increased from $134 million in 2004 to $152 million in 2005 primarily as a result of an increase in headcount at Software Spectrum.

Liquidity and Capital Resources

Cash flows provided by (used in) continuing operations for the years ended December 31, 2006 and 2005, respectively are as follows (dollars in millions):

	Year Ended December 31,
	2006	2005
Communications**	$207	$(120)
Other	14	2
Total	$221	$(118)

**             Includes interest expense net of interest income

The improvement in communications operating cash flows for 2006 is primarily attributable to improved operating results after excluding the effects of $129 million of non-cash termination revenue in the first quarter of 2005. The improved results are directly attributable to the operations of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass which were acquired late in 2005 and the first nine months of 2006, and additional revenue from Core Communications Services. Fluctuations in working capital balances resulted in an incremental source of cash of $67 million in 2006 compared to 2005. An increase in cash provided by accounts receivable was partially offset by an increase in cash used for accounts payable and other current liabilities and a decline in deferred revenue. The increase in cash provided by accounts receivable was, in part, due to a decline in the accounts receivable balance for SBC Contract Services at the end of the year as they migrated traffic to their own network. Partially offsetting the increase in cash provided by operations and working capital fluctuations were higher cash interest payments in 2006. Cash interest payments increased by $108 million in 2006 compared to 2005.

The increase in operating cash flows for the other businesses is primarily attributable to fluctuations in working capital accounts and other noncurrent liabilities, partially offset by a decrease in operating earnings.

Cash used for investing activities in 2006 primarily included cash used for the acquisitions of Progress Telecom—$68 million, ICG Communications—$39 million, TelCove—$590 million and Looking Glass—$77 million. In addition, $392 million was used for capital expenditures primarily for the communications business, and $98 million to purchase short-term marketable securities. The Company also increased its restricted securities by $21 million, primarily for its coal business and acquired companies. In the second quarter of 2006, the Company received $27 million from Leucadia for the WilTel purchase price adjustment and $5 million of proceeds from the sale of Infocrossing shares received in the (i)Structure transaction. In the fourth quarter of 2006, $275 million of marketable securities held by the Company matured. The Company received net proceeds of $307 million from the sale of Software Spectrum in 2006. The Company also received distributions from Software Spectrum of $18 million during 2006.

Financing sources in 2006 consisted of $680 million of net proceeds from the issuance of: the Floating Rate Senior Notes due 2011 and 12.25% Senior Notes due 2013; $326 million from the offering of 3.5% Convertible Senior Notes due 2012; $1,249 from the offering of 9.25% Senior Notes due 2014; and $543 million of proceeds from the offering of 125 million shares of common stock. Financing uses included the $46 million of premiums paid to holders of the exchanged notes and $5 million of third-party costs associated with the debt exchange transaction in January 2006. The $730 million Senior Secured Term Loan amendment and restatement required the payment of $53 million in fees to lenders and third parties. In July and December 2006, respectively, the Company used $461 million of cash to redeem all the outstanding 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008, excluding accrued interest of $9 million, and Level 3 Financing used $543 million of cash to repurchase $497 million of its 10.75% Senior Notes due 2011.

Cash flows used in discontinued operating activities increased as a result of lower earnings and fluctuations in working capital.

The Company incurred losses from continuing operations of $790 million for the year ended December 31, 2006. The Company used $171 million of cash for operating activities and capital expenditures in 2006. The Company expects that the communications business will continue to consume cash in 2007; however, the amount of cash consumed is expected to decline during the year, excluding the timing effects of working capital requirements and interest payments. In 2007, the Company expects its costs will continue to exceed revenue and it will continue to consume cash primarily due to interest payments and capital expenditures. The Company expects Adjusted OIBDA to improve in 2007 primarily as a result of the WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing and SAVVIS CDN Business acquisitions and the growth in Core Communications Services revenue partially offset by reductions in Other and SBC Contract Services revenue. Interest payments are expected to decrease in 2007 based on financing and other capital markets transactions completed or announced through the time of this filing. Capital expenditures for 2007 are expected to range from $600 million to $650 million and will consist of $100 million to $150 million of base capital expenditures (estimated capital required to keep the network operating efficiently and product development), approximately $75 million to $100 million of capital expenditures for integration and approximately $400 million to $425 million of success-based capital expenditures associated with incremental revenue. The majority of the Company’s ongoing capital expenditures are expected to be success-based, that is, tied to incremental revenue. In total, the Company expects that cash required for operating activities and capital expenditures will range from $225 million to $335 million in 2007, excluding fluctuations in working capital. The Company does not have any significant principal amounts due on its outstanding debt until 2008. As of December 31, 2006, the Company had debt (excluding capital lease payments) of $144 million and $363 million that matures in 2008 and 2009, respectively.

Level 3 has approximately $1.916 billion of cash, cash equivalents and marketable securities on hand at December 31, 2006. In addition, $136 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or certain reclamation liabilities. Based on information available at this time, management of the Company believes that the Company’s current liquidity, anticipated future cash flows from operations and the financing activities completed or announced in the first quarter of 2007, will be sufficient to fund its business including the acquisitions of Broadwing and the SAVVIS’ CDN Business.

The Company may elect to secure additional capital in the future, at acceptable terms, to improve its liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments, as well as future amounts due at maturity or extend debt maturities, Level 3 or its affiliates may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material.

In January 2006, the Company completed private exchange offers to exchange a portion of its outstanding 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 (together the “2008 Notes”) that were held by eligible holders in a private placement for cash and new 11.5% Senior Notes due 2010. The Company issued $692 million aggregate principal amount of 11.5% Senior Notes due 2010 as well as paid $46 million of cash consideration in exchange for the 2008 Notes tendered in the transactions. The Company also paid approximately $13 million in cash for total accrued interest on the 2008 Notes that had been accepted for exchange to the closing date and $5 million in transaction costs.

In March 2006, Level 3 Financing issued $150 million of Floating Rate Senior Notes due in 2011 and $250 million of 12.25% Senior Notes due in 2013. In April 2006, Level 3 Financing issued an additional $300 million of the 12.25% Senior Notes due in 2013. The proceeds from these offerings were used to fund the cash portion of the WilTel and Progress Telecom acquisitions as well as to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.

In June 2006, Level 3 issued $335 million of 3.5% Convertible Senior Notes due 2012. The Company also completed the offering of 125 million shares of its common stock for which it received $543 million in net proceeds. Net proceeds were used to redeem all of its 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 for total consideration of $461 million, excluding accrued interest of $9 million. The remaining proceeds were used for acquisitions and for general corporate purposes, including working capital and capital expenditures.

On June 27, 2006, Level 3 Financing amended and restated its existing $730 million senior secured credit agreement to reduce the interest rate payable under the agreement by 400 basis points, modify the prepayment provisions and make other specified changes. Level 3 Financing paid approximately $42 million to existing debt holders and $11 million to third parties in transaction costs to complete the transaction.

Level 3 Financing issued $600 million and $650 million of 9.25% Senior Notes due 2011 in October and December 2006, respectively, and received net proceeds of $1.239 billion (excluding prepaid interest) after transaction costs. Level 3 Financing used a portion of the proceeds to complete a tender offer to repurchase $497 million of 10.75% Senior Notes due 2011 for total consideration of $543 million, excluding accrued interest. The remaining proceeds were used to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.

In January 2007, in two separate transactions, the Company completed the exchange of $605 million of its 10% Convertible Senior Notes due 2011 for a total of 196.8 million shares of Level 3’s common stock.

On February 8, 2007, Level 3 Financing announced that it is seeking to refinance its $730 million senior secured credit agreement into a loan amount of up to $1.4 billion. In addition to increasing the loan amount, Level 3 Financing is also seeking, among other things, to reduce the interest rate payable under the agreement and extend the maturity from 2011 to 2014. The refinancing of the senior secured credit facility is expected to close in mid-March 2007.

On February 14, 2007, Level 3 Financing issued $700 million of its 8.75% Senior Notes due 2017 and $300 million of its Floating Rate Senior Notes due 2015 and received net proceeds of $982 million. The proceeds from these offerings are expected to be used to refinance certain Level 3 Financing debt and to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.

On February 15, 2007, Level 3 Communications, Inc. called for redemption of all of its outstanding $488 million aggregate principal amount of 12.875% Senior Notes due 2010 at a price equal to 102.146% of the principal amount thereof, all of its outstanding $96 million aggregate principal amount of 11.25% Senior Notes due 2010 at a price equal to 101.875% of principal amount thereof and all of its outstanding €104 million aggregate principal amount of 11.25% Senior Euro Notes due 2010 at a price equal to 101.875% of principal amount thereof. Level 3 will pay accrued and unpaid interest on the senior notes to but not including the redemption date. All of these senior notes will be redeemed by Level 3 on March 16, 2007.

Level 3 also announced on February 15, 2007 that Level 3 Financing, Inc. has commenced a tender offer to purchase for cash any and all of the outstanding $150 million aggregate principal amount of its Floating Rate Notes due 2011 for a price equal to $1,080 per $1,000 principal amount of the notes, which includes $1,050 as the tender offer consideration and $30.00 as a consent payment. Additionally, Level 3 Communications, Inc. commenced a tender offer to purchase for cash any and all of its outstanding $78 million aggregate principal amount of 11% Senior Notes due 2008 for a price equal to $1,054.28 per $1,000 principal amount of the notes, which includes $1,024.28 as the tender offer consideration and $30.00 as a consent payment (together the “Tender Offers”).

On February 20, 2007, Level 3 Communications, Inc. commenced a tender offer to purchase for cash any and all of the outstanding $692 million aggregate principal amount of its 11.5% Senior Notes due 2010 for a price equal to $1,115.26 per $1,000 principal amount of the 11.5% Senior Notes due 2010, which includes $1,085.26 as the purchase price and $30.00 as a consent payment. Level 3 Communications, Inc. also commenced a tender offer to purchase for cash any and all of the outstanding €50 million aggregate principal amount of its 10.75% Senior Euro Notes due 2008 for a price equal to €1,061.45 per €1,000 principal amount of the Senior Euro Notes due 2008, which includes €1,031.45 as the purchase price and €30.00 as a consent payment.

As a result of the financing transactions completed or announced after December 31, 2006, the Company’s future debt payment obligations have changed significantly. The following summarizes on a pro forma basis the Company’s contractual payment obligations as of December 31, 2006 related to debt, excluding capital leases and excluding issue discounts and fair value adjustments and including those financing transactions subsequently announced and closed as of March 1, 2007, that will require estimated cash payments during each of the five succeeding years as follows: 2007—$1 million; 2008—$144 million; 2009—$363 million; 2010—$1,647 million, 2011—$1,503 million and $3,410 million thereafter. These pro forma debt payments do not include the effects of the Company’s pending tender offers or the pending refinancing of Level 3 Financing’s Senior Secured Term Loan.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets. In 2005, the Company completed the sale of the (i)Structure business to Infocrossing for approximately $85 million in cash and Infocrossing common stock. On September 7, 2006, Level 3 completed the sale of Software Spectrum for $351 million in cash to Insight.

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing and SAVVIS CDN Business acquisitions. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

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

Progress Telecom is a regional wholesale network services company. Progress Telecom’s network spans 9,000 miles, includes 29 metro networks and connects to international cable landings in south Florida and 31 mobile switching centers in the southeastern region of the United States. Progress Telecom serves approximately 200 customers with a significant concentration of international and wireless carrier customers.

On May 31, 2006, the Company completed the acquisition of ICG Communications, a privately held Colorado-based telecommunications company. Under terms of the agreement, Level 3 paid total consideration of $178 million, consisting of approximately 26 million shares of Level 3 common stock, valued at $131 million, and $45 million in cash. The Company also incurred costs of less than $1 million related to the transaction. Post-closing adjustments, primarily working capital and other contractual matters resulted in additional consideration of approximately $3 million, of which $1 million was paid in the third quarter of 2006 and $2 million was recorded as a liability at December 31, 2006 and was paid in the first quarter of 2007.

ICG Communications primarily provides transport, Internet Protocol (“IP”) and voice services to wireline and wireless carriers, Internet service providers and enterprise customers. ICG Communications’ network has more than 2,000 metro and regional fiber miles in Colorado and Ohio and includes approximately 500 points of presence. ICG Communications serves more than 1,600 customers.

On July 24, 2006, Level 3 completed the acquisition of TelCove, a privately held Pennsylvania-based telecommunications company. Under terms of the agreement, Level 3 paid $446 million in cash and issued approximately 150 million shares of Level 3 common stock valued at $623 million. In addition, Level 3 repaid $132 million of TelCove debt and acquired $13 million in capital leases in the transaction. Also, the Company paid third party costs of approximately $15 million related to the transaction, which included certain costs incurred by TelCove.

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

On January 3, 2007, Level 3 acquired Broadwing Corporation, a publicly held provider of optical network communications services. Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing. In total, Level 3 paid approximately $744 million of cash and issued approximately 122 million shares of the Company’s common stock, valued at $688 million. In connection with the acquisition of Broadwing, the Company guaranteed $180 million in aggregate principal amount of Broadwing Corporation’s 3.125% Convertible Senior Debentures due 2026 (the “Broadwing Debentures”). As of February 16, 2007, the holders of $179 million in aggregate principal amount of the Broadwing Debentures had converted their Broadwing Debentures into a total of 17 million shares of Level 3 common stock and approximately $106 million in cash pursuant to the terms of the indenture governing the Broadwing Debentures and the agreement whereby Level 3 acquired Broadwing. The remaining $1 million in aggregate principal amount of the Broadwing Debentures was repurchased by Broadwing at 100% of par as required by the indenture governing the Broadwing Debentures.

Broadwing delivers data, voice and media solutions to enterprises and service providers over its 19,000 mile intercity fiber network. Approximately half of Broadwing’s revenue comes from the wholesale market, with business customers comprising the remaining revenue.

On January 23, 2007, the Company acquired the Content Delivery Network services business of SAVVIS, Inc. Under the terms of the agreement, Level 3 paid $132.5 million in cash to acquire certain assets, including network elements, customer contracts, and intellectual property used in the SAVVIS CDN Business. The purchase price is subject to certain customary post closing working capital adjustments.

The SAVVIS CDN Business provides solutions that improve performance, reliability, scalability and reach of customers’ online content. Initially developed in 1996 as Sandpiper Networks, the division developed, deployed and operated the world’s first content delivery network. It has a globally distributed infrastructure in more than 20 countries.

Off-Balance Sheet Arrangements

Level 3 has not entered into off-balance sheet arrangements that have had, or are likely to have, a current or future material effect to its results of operations or its financial position.

Contractual Obligations

The following tables summarize the contractual obligations and commercial commitments of the Company at December 31, 2006, as further described in the notes to the financial statements.

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4 - 5 Years	After 5 Years
Contractual Obligations
Long-Term Debt, including current portion	$7,417	$5	$513	$4,479	$2,420
Interest Expense Obligations	3,308	632	1,294	875	507
Asset Retirement Obligations	202	4	9	18	171
Operating Leases	865	116	216	160	373
Purchase Obligations	152	152	—	—	—
Other Commercial Commitments
Letters of Credit	45	14	2	1	28

The Company’s debt instruments contain certain covenants which, among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates. If the Company should fail to comply with these covenants, amounts due under the instruments may be accelerated at the note holder’s discretion after the declaration of an event of default.

Long-term debt obligations reflect only amounts recorded on the balance sheet as of December 31, 2006 and exclude issue discounts and fair value adjustments. As of December 31, 2006, the outstanding obligation of $275 million of 9% Convertible Senior Discount Notes due in 2013 had not accreted to its face value. These notes will accrete to their full face value of $295 million in the fourth quarter of 2007.

Interest expense obligations assume interest rates on variable rate debt do not change from December 31, 2006. In addition, interest is calculated based on debt outstanding as of December 31, 2006 and on existing maturity dates.

Purchase obligations represent all outstanding purchase order amounts of the Company as of December 31, 2006.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of December 31, 2006, the Company had borrowed a total of $880 million under a Senior Secured Term Loan and Floating Rate Senior Notes due 2011. Amounts drawn on these debt instruments bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at December 31, 2006, was approximately 8.95%. A hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 9.95%) would increase annual interest expense of the Company by approximately $9.0 million. At December 31, 2006, the Company had $6.538 billion (excluding discounts and premiums) of fixed rate debt bearing a weighted average interest rate of 8.87%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.

The Company’s business plan includes operating telecommunications network businesses in Europe. As of December 31, 2006, the Company had invested significant amounts of capital in the region for its communications business. In two separate debt issuances, the Company issued a total of €800 million (€154 million outstanding at December 31, 2006) in Senior Euro Notes in February 2000 as an economic hedge against its net investment in its European subsidiaries at the time. As of December 31, 2006, the Company held enough foreign-denominated currency to fund its current working capital obligations and remaining interest payments on its Euro denominated debt. The Company has not made significant use of financial instruments to minimize its exposure to foreign currency fluctuations.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (“Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2006 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by applicable rules and regulations, the Company has excluded from its evaluation the internal control over financial reporting of ICG Communications, Inc. acquired May 31, 2006, TelCove, Inc., acquired July 24, 2006 and Looking Glass Networks Holding Co., Inc. acquired August 2, 2006. Total revenues excluded for these acquired businesses from their acquisition dates to December 31, 2006 represented approximately 7.3% of the Company’s consolidated total revenues for the year ended December 31, 2006. Total assets excluded for these acquired businesses at December 31, 2006 represented approximately 12.8% of the Company’s consolidated total assets as of December 31, 2006.

Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on our assessment, management believes that our internal control over financial reporting was effective as of December 31, 2006. The results of management’s assessment have been reviewed with the Audit Committee of the Company’s Board of Directors.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on its assessment of the Company’s internal control over financial reporting at December 31, 2006. This report appears on page F-3.

Changes in Internal Control over Financial Reporting.

As a result of the acquisitions of WilTel Communications Group, LLC on December 23, 2005; Progress Telecom, LLC on March 20, 2006; ICG Communications, Inc. on May 31, 2006; TelCove, Inc. on July 24, 2006; and Looking Glass Networks Holding Co., Inc. on August 2, 2006, the Company has expanded its internal controls over financial reporting to include consolidation of the results of operations as well as acquisition related accounting and disclosures for each acquisition. As a result of the integration activities associated with the acquisitions, the Company has also expanded its internal controls over financial reporting to include certain processes and systems of the acquired companies that were integrated during the year. There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

Part III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, however certain information is included in ITEM 1. BUSINESS above under the caption “Directors and Executive Officers.”

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, please see “Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES” above.

The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Part IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-l. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

3.1

Certificate of Amendment to the Level 3 Communications, Inc. Certificate of Incorporation and the Level 3 Communications, Inc. Restated Certificate of Incorporation. (Exhibit 3 to the Registrant’s Current Reports on Form 8-K filed on May 27, 2005 and May 17, 2006).

3.2	Specimen Stock Certificate of Common Stock, par value $.01 per share (Exhibit 3 to the Registrant’s Form 8-A filed on March 31, 1998).
3.3	Amended and Restated By-laws of Level 3 Communications, Inc. (Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K dated May 17, 2006).
4.1.1

Form of Senior Indenture (incorporated by reference to Exhibit 4.1 to Amendment 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-68887) filed with the Securities and Exchange Commission on February 3, 1999).

4.1.2

First Supplemental Indenture, dated as of September 20,1999, between the Registrant and IBJ Whitehall Bank & Trust Company as Trustee relating to the Registrant’s 6% Convertible Subordinated Notes due 2009 (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 20, 1999).

4.1.3

Second Supplemental Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant’s 6% Convertible Subordinated Notes due 2010 (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 29, 2000).

4.2

Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant’s 11% Senior Notes due 2008 (Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 File No. 333-37362).

4.3

Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant’s 11 1/4% Senior Notes due 2010 (Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 File No. 333-37362).

4.4

Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant’s 12 7/8% Senior Discount Notes due 2010 (Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 File No. 333-37362).

4.5

Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant’s 10 3/4% Senior Euro Notes due 2008 (Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 File No. 333-37364).

4.6

Indenture, dated as of February 29, 2000, between the Registrant and The Bank of New York as Trustee relating to the Registrant’s 11 1/4% Senior Euro Notes due 2010 (Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 File No. 333-37364).

4.7

Amended and Restated Indenture dated as of July 8, 2003, by and between the Company and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as trustee (amends and restates the Senior Debt Indenture, a Form of which was filed as an Exhibit to the Company’s Registration Statement on Form S-3-File No. 333-68887) (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2003).

4.8

First Supplemental Indenture, dated as of July 8, 2003, by and between the Company and The Bank of New York, as successor to IBJ Whitehall Bank & Trust Company, as Trustee (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed July 8, 2003).

4.9

Indenture, dated as of October 1, 2003, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc. as Issuer and The Bank of New York as Trustee relating to the Level 3 Financing, Inc. 10.75% Senior Notes due 2011 (Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2003).

4.10.1

Indenture, dated as of October 24, 2003, by and between the Registrant and The Bank of New York as Trustee relating to the Registrant’s 9% Convertible Senior Discount Notes due 2013 (Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2003).

4.10.2

First Supplemental Indenture, dated as of February 7, 2005, by and between the Company and The Bank of New York, as Trustee relating to the Registrant’s 9% Convertible Senior Discount Notes due 2013. (Exhibit 4.12.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2005).

4.11

Supplemental Indenture, dated as of October 20, 2004, among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of October 1, 2003, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.’s 10.75% Senior Notes due 2014. (Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2004).

4.12

Supplemental Indenture, dated as of October 20, 2004 among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of October 1 2003, among Level 3 Financing, Inc. as Issuer, Level 3 Communications, Inc. as Guarantor and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.’s 10.75% Senior Notes due 2011. (Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A-1 filed October 22, 2004).

4.13	Indenture, dated December 2, 2004, among Level 3 Communications, Inc. and The Bank of New York. (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 7, 2004).
4.14

Supplemental Indenture, dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York, as Trustee, relating to the Level 3 Financing 10.75% Senior Notes due 2011. (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 7, 2004).

4.15

Second Supplemental Indenture dated as of April 4, 2005, by and between Level 3 Communications, Inc. and the Bank of New York, as trustee (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 8, 2005).

4.16

Indenture, dated as of January 13, 2006, among Level 3 Communications, Inc. as Issuer and The Bank of New York, as Trustee relating to the 11.50% Senior Notes Due 2010 (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 17, 2006).

4.17

Indenture, dated as of March 14, 2006, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the Floating Rate Senior Notes due 2011 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2006).

4.18

Indenture, dated as of March 14, 2006, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the 12.25% Senior Notes due 2013 of Level 3 Financing, Inc. (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 16, 2006).

4.19

Third Supplemental Indenture between Level 3 Communications, Inc. and The Bank of New York, as Trustee, relating to up to $345,000,000 aggregate principal amount of 3.5% Convertible Senior Notes due 2012, dated as of June 13, 2006 supplement to the Amended and Restated Indenture dated as of July 8, 2003 (Senior Debt Securities) (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 13, 2006).

4.20

Supplemental Indenture, dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.’s Floating Rate Senior Notes due 2011 (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 17, 2006).

4.21

Supplemental Indenture, dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, Supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.’s Floating Rate Senior Notes due 2011 (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated October 17, 2006).

4.22

Supplemental Indenture, dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.’s 12.25% Senior Notes due 2013 (Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated October 17, 2006).

4.23

Supplemental Indenture, dated as of October 12, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.’s 12.25% Senior Notes due 2013 (Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated October 17, 2006).

4.24

Indenture, dated as of October 30, 2006, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York, as Trustee, relating to the 9.25% Senior Notes due 2014 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2006).

4.25

Supplemental Indenture, dated as of December 27, 2006, among Level 3 Communications, Inc., Level 3 Financing, Inc., Level 3 Communications, LLC and The Bank of New York as Trustee, supplementing the Indenture dated as of October 1, 2003, among Level 3 Financing, Inc., as Issuer, Level 3 Communications, Inc., as Guarantor, and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.’s 10.75% Senior Notes due 2011 2014 (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated December 28, 2006).

4.26

Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the Floating Rate Senior Notes due 2015 of Level 3 Financing, Inc. (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 20, 2007).

4.27

Indenture, dated as of February 14, 2007, among Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer and The Bank of New York, as Trustee, relating to the 8.75% Senior Notes due 2017 of Level 3 Financing, Inc. (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 20, 2007).

4.28

Supplemental Indenture, dated as of February 23, 2007, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC, Broadwing Financial Services, Inc. and The Bank of New York, as Trustee, supplementing the Indenture dated as of March 14, 2006, among Level 3 Financing, Inc., as Issuer, Level 3 Communications, Inc., as Guarantor, and The Bank of New York as Trustee, relating to Level 3 Financing, Inc.’s 12.25% Senior Notes due 2013 (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2007).

10.1

Separation Agreement, dated December 8, 1997, by and among Peter Kiewit Sons’, Inc., Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (Exhibit 10.1 to the Registrant’s Form 10-K for 1997).

10.2

Amendment No. 1 to Separation Agreement, dated March 18, 1997, by and among Peter Kiewit Sons’, Inc., Kiewit Diversified Group Inc., PKS Holdings, Inc. and Kiewit Construction Group Inc. (Exhibit 10.1 to the Registrant’s Form 10-K for 1997).

10.3	Form of Aircraft Time-Share Agreement (Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.4	Warrant Agreement, dated as of April 15, 2002, between the Registrant and Walter Scott, Jr. (Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for 2002).
10.5

Assignment and Amendment Agreement, dated as of June 27, 2006, by and among Level 3 Financing, Inc, Level 3 Communications, Inc., Merrill Lynch Capital Corporation and the lenders named therein (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 30, 2006).

10.6

Guarantee Agreement, dated December 1, 2004, among Level 3 Communications, Inc., the Subsidiaries party thereto and Merrill Lynch Capital Corporation. (Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 7, 2004).

10.7

Collateral Agreement, dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc., Level 3 Communications, LLC and Merrill Lynch Capital Corporation. (Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 7, 2004).

10.8

Indemnity, Subrogation and Contribution Agreement, dated December 1, 2004, among Level 3 Communications, Inc., Level 3 Financing, Inc., the Subsidiaries party thereto and Merrill Lynch Capital Corporation. (Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 7, 2004).

10.9

Offering Proceeds Note Subordination Agreement, dated December 1, 2004, among Level 3 Communications, Inc., Level 3 Communications, LLC and Level 3 Financing, Inc. (Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 7, 2004).

10.10	Loan Proceeds Note, dated December 1, 2004, issued by Level 3 Communications, LLC to Level 3 Financing. (Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed December 7, 2004).

10.11

Loan Proceeds Note Collateral Agreement, dated December 1, 2004, among Level 3 Financing, Inc., Level 3 Communications, Inc. and Merrill Lynch Capital Corporation. (Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed December 7, 2004).

10.12

Confirmation of OTC Convertible Note Hedge, dated December 2, 2004, from Merrill Lynch International to Level 3 Communications, Inc. (Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed December 7, 2004).

10.13

Confirmation of OTC Warrant, dated December 2, 2004, from Merrill Lynch International to Level 3 Communications, Inc. (Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed December 7, 2004).

10.14

Special Retention Bonus Agreement, dated February 28, 2006, by and between Software Spectrum, Inc. and Keith R. Coogan (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.15

Securities Purchase Agreement, dated as of February 18, 2005, among Level 3 Communications, Inc. and the Investors named therein (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 22, 2005).

10.16	The 1995 Stock Plan (Amended and Restated April 1, 1998) as amended as of May 15, 2006 (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2006).
10.17	Form of Master Deferred Issuance Stock Agreement of Level 3 Communications, Inc. (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 27, 2005).
10.18	Form of Level 3 Communications, Inc. Outperform Stock Option Master Award Agreement (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 30, 2005).
10.19

Purchase Agreement by and among Level 3 Communications, LLC, PT Holding Company LLC, Progress Telecommunications Corporation, EPIK Communications Incorporated, Florida Progress Corporation, Odyssey Telecorp, Inc. and Level 3 Communications, Inc. dated as of January 25, 2006 (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2006).

10.20

Form of Registration Rights and Transfer Restriction Agreement by and among Level 3 Communications, Inc., PT Holding Company LLC, Progress Telecommunications Corporation, Caronet, Inc., and EPIK Communications Incorporated to be entered into on the closing of the transaction contemplated by the Purchase Agreement 2006 (Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 30, 2006).

10.21

Agreement and Plan of Merger by and among Level 3 Communications, Inc., Eldorado Acquisition Three, LLC and TelCove, Inc. dated as of April 30, 2006. (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 19, 2006).

10.22

Registration Rights and Transfer Restriction Agreement, dated May 31, 2006, by and among Level 3 Communications, Inc., MCCC ICG Holdings LLC, Columbia Capital Equity Partners III(QP), L.P., Columbia Capital Partners III (Cayman), L.P., Columbia Capital Equity Partners III (AI), L.P., Columbia Capital Investors III, L.L.C., Columbia Capital Employees Investors III, L.L.C., M/C Venture Partners V, L.P., M/C Venture Investors, L.L.C., Chestnut Venture Partners, L.P., and Bear Investments, LLLP. (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2006).

10.23

Stock Purchase Agreement, dated July 20, 2006, among Level 3 Communications, Inc., Technology Spectrum, Inc. and Insight Enterprises, Inc. (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2006).

10.24

Registration Rights Agreement, dated as of August 2, 2006, between Level 3 Communications, Inc. and Cheshire Holding Corp., as agent for the security holders of Looking Glass Networks Holding Co., Inc. (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 3, 2006).

10.25

Consent, dated as of August 7, 2006, by Level 3 Communications, Inc. relating to that certain Securities Purchase Agreement, dated as of February 18, 2005, by and among Level 3 Communications, Inc. and the Investors named on Exhibit A Thereto (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 7, 2006).

10.26

Agreement and Plan of Merger among Level 3 Communications, Inc., Level 3 Services, LLC, Level 3 Colorado, Inc. and Broadwing Corporation, dated as of October 16, 2006 (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 17, 2006).

10.27

Registration Agreement, dated October 30, 2006, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC relating to Level 3 Financing, Inc.’s 9.25% Senior Notes due 2014 (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated October 30, 2006).

10.28

Agreement and Plan of Merger, dated as of October 16, 2006, as Amended by the First Amendment to Agreement and Plan of Merger Dated as of November 21, 2006, among Level 3 Communications, Inc., Level 3 Services, LLC, Level 3 Colorado, LLC (n/k/a Level 3 Colorado, Inc.) and Broadwing Corporation (attached as Annex A to the proxy statement/prospectus included in the registrant’s Registration Statement on Form S-4 (333-138462) (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (333-138462)). (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated November 27, 2006).

10.29

Registration Agreement, dated December 28, 2006, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC relating to Level 3 Financing, Inc.’s 9.25% Senior Notes due 2014 (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 28, 2006).

10.30

Exchange Agreement, dated as of January 11, 2007, among Level 3 Communications, Inc., Southeastern Asset Management, Inc., on behalf of its investment advisory clients, and Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc. (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 17, 2007).

10.31

Registration Agreement, dated February 14, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC relating to Level 3 Financing, Inc.’s Floating Rate Senior Notes due 2015 (Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated February 20, 2007).

10.32

Registration Agreement, dated February 14, 2007, among Level 3 Communications, Inc., Level 3 Financing, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC relating to Level 3 Financing, Inc.’s 8.75% Senior Notes due 2017 (Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated February 20, 2007).

12	Statements re computation of ratios.
21	List of subsidiaries of the Company.

23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March, 2007.

LEVEL 3 COMMUNICATIONS, INC.
By:	/s/ JAMES Q. CROWE
Name: James Q. Crowe
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WALTER SCOTT, JR.	Chairman of the Board	March 1, 2007
Walter Scott. Jr.
/s/ JAMES Q. CROWE	Chief Executive Officer and Director	March 1, 2007
James Q. Crowe
/s/ SUNIT S. PATEL	Group Vice President and Chief Financial Officer	March 1, 2007
Sunit S. Patel	(Principal Financial Officer)
/s/ ERIC J. MORTENSEN	Senior Vice President and Controller (Principal	March 1, 2007
Eric J. Mortensen	Accounting Officer)
/s/ JAMES O. ELLIS, JR.	Director	March 1, 2007
James O. Ellis, Jr.
/s/ RICHARD R. JAROS	Director	March 1, 2007
Richard R. Jaros
/s/ ROBERT E. JULIAN	Director	March 1, 2007
Robert E. Julian
/s/ ARUN NETRAVALI	Director	March 1, 2007
Arun Netravali
/s/ JOHN T. REED	Director	March 1, 2007
John T. Reed
/s/ MICHAEL B. YANNEY	Director	March 1, 2007
Michael B. Yanney
/s/ ALBERT C. YATES	Director	March 1, 2007
Albert C. Yates

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

We have audited the accompanying consolidated balance sheets of Level 3 Communications, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity (deficit), and comprehensive loss for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 3 Communications, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Level 3 Communications, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Level 3 Communications, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Level 3 Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Level 3 Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Level 3 Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Level 3 Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Level 3 Communications, Inc. acquired ICG Communications, Inc. on May 31, 2006; Telcove, Inc. on July 24, 2006; and Looking Glass Networks Holding Co., Inc. on August 2, 2006. Management excluded from its assessment of Level 3 Communications, Inc.’s internal control over financial reporting as of December 31, 2006, these acquired businesses’ internal control over financial reporting associated with total assets of $1.3 billion and total revenues of $246 million included in the consolidated financial statements of Level 3 Communications, Inc. and subsidiaries as of and for the year ended December 31,

2006. Our audit of internal control over financial reporting of Level 3 Communications, Inc. also excluded an evaluation of the internal control over financial reporting of ICG Communications, Inc., Telcove, Inc., and Looking Glass Networks Holding Co., Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Level 3 Communications, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, changes in stockholders’ equity (deficit), and comprehensive loss for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

March 1, 2007

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the three years ended December 31, 2006

	2006	2005	2004
	(dollars in millions, except per share data)
Revenue:
Communications	$3,311	$1,645	$1,685
Coal mining	67	74	91
Total revenue	3,378	1,719	1,776
Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	1,460	463	436
Coal mining	57	53	67
Total cost of revenue	1,517	516	503
Depreciation and amortization	730	647	671
Selling, general and administrative	1,258	769	822
Restructuring and impairment charges	13	23	14
Total costs and expenses	3,518	1,955	2,010
Operating Loss	(140)	(236)	(234)
Other Income (Expense):
Interest income	64	35	13
Interest expense	(648)	(530)	(485)
Gain (loss) on early extinguishment of debt, net	(83)	—	197
Other, net	19	29	32
Total other income (expense)	(648)	(466)	(243)
Loss from Continuing Operations Before Income Taxes	(788)	(702)	(477)
Income Tax Expense	(2)	(5)	(1)
Loss from Continuing Operations	(790)	(707)	(478)
Discontinued Operations:
Income from discontinued operations	13	20	20
Gain on sale of discontinued operations	33	49	—
Income from Discontinued Operations	46	69	20
Net Loss	$(744)	$(638)	$(458)
Earnings (Loss) Per Share of Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.79)	$(1.01)	$(0.70)
Income from Discontinued Operations	.05	0.10	0.03
Net Loss	$(0.74)	$(0.91)	$(0.67)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(dollars in millions, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$1,681	$379
Marketable securities	235	176
Restricted cash and securities	46	34
Receivables, less allowances for doubtful accounts of $17 and $17, respectively	326	392
Current assets of discontinued operations	—	597
Other	101	92
Total Current Assets	2,389	1,670
Property, Plant and Equipment, net	6,468	5,632
Marketable Securities	—	234
Restricted Cash and Securities	90	75
Goodwill and Other Intangibles, net	919	291
Noncurrent Assets of Discontinued Operations	—	264
Other Assets, net	128	111
Total Assets	$9,994	$8,277
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$391	$367
Current portion of long-term debt	5	—
Accrued payroll and employee benefits	92	79
Accrued interest	143	102
Deferred revenue	142	199
Current liabilities of discontinued operations	—	539
Other	156	137
Total Current Liabilities	929	1,423
Long-Term Debt, less current portion	7,357	6,023
Deferred Revenue	753	737
Other Liabilities	581	570
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,178,423,105 outstanding in 2006 and 817,767,818 outstanding in 2005	12	8
Additional paid-in capital	9,305	7,759
Accumulated other comprehensive income (loss)	(4)	(51)
Accumulated deficit	(8,939)	(8,192)
Total Stockholders’ Equity (Deficit)	374	(476)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,994	$8,277

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years ended December 31, 2006

	2006	2005	2004
	(dollars in millions)
Cash Flows from Operating Activities:
Net Loss	$(744)	$(638)	$(458)
Income from discontinued operations	(46)	(69)	(20)
Loss from continuing operations	(790)	(707)	(478)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	730	647	671
(Gain) loss on debt extinguishments, net	83	—	(197)
Loss on impairments	8	9	—
Gain on sale of property, plant and equipment, Commonwealth Telephone shares and other assets	(7)	(9)	(30)
Non-cash compensation expense attributable to stock awards	84	51	43
Deferred revenue	(53)	(121)	(66)
Amortization of debt issuance costs	19	16	16
Accreted interest on long-term debt discount	38	33	75
Accrued interest on long-term debt	32	30	(27)
Change in working capital items net of amounts acquired:
Receivables	131	3	(6)
Other current assets	8	(15)	13
Payables	(23)	(12)	(16)
Other current liabilities	(32)	(26)	(117)
Other	(7)	(17)	(3)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	221	(118)	(122)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	280	584	70
Purchases of marketable securities	(98)	(648)	(410)
Decrease (increase) in restricted cash and securities, net	(21)	(4)	21
Capital expenditures	(392)	(300)	(272)
Advances (to) from discontinued operations, net	18	13	7
Acquisitions, net of cash acquired, and investments	(749)	(379)	(69)
Proceeds from sale of discontinued operations, net of cash sold	307	82	—
Proceeds from sale of Commonwealth shares	—	—	41
Proceeds from sale of property, plant and equipment, and other investments	7	11	19
Net Cash Used in Investing Activities	$(648)	$(641)	$(593)

(continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For each of the three years ended December 31, 2006

	2006	2005	2004
	(dollars in millions)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$2,256	$943	$985
Payments on and repurchases of long-term debt, including current portion and refinancing costs	(1,110)	(130)	(1,027)
Equity offering	543	—	—
Net Cash Provided by (Used in) Financing Activities	1,689	813	(42)
Discontinued Operations (Revised—See Note 1):
Net cash provided by (used in) discontinued operating activities	(20)	(5)	58
Net cash used in investing activities	(23)	(22)	(4)
Net cash used in financing activities	—	(1)	(1)
Effect of exchange rates on cash and cash equivalents	—	(4)	3
Net Cash Provided by (Used in) Discontinued Operations	(43)	(32)	56
Effect of Exchange Rates on Cash and Cash Equivalents	10	(13)	15
Net Change in Cash and Cash Equivalents	1,229	9	(686)
Cash and Cash Equivalents at Beginning of Year:
Cash and cash equivalents of continuing operations	379	338	1,080
Cash and cash equivalents of discontinued operations	73	105	49
Cash and Cash Equivalents at End of Year:
Cash and cash equivalents of continuing operations	$1,681	$379	$338
Cash and cash equivalents of discontinued operations	$—	$73	$105
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$559	$451	$421
Income taxes paid	—	—	11
Noncash Investing and Financing Activities:
Common stock issued for acquisitions	$904	$313	$—
Amendment and restatement of $730 million credit agreement	730	—	—
Long-term debt issued in exchange transaction	619	—	—
Long-term debt retired in exchange transaction	692	—	—
Settlement of debt obligation and current liabilities with restricted securities	—	13	—
Decrease in deferred revenue related to acquisitions	10	2	—

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For each of the three years ended December 31, 2006

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(dollars in millions)
Balances at December 31, 2003	$7	$7,360	$(90)	$(7,096)	$181
Common Stock:
Stock plan grants	—	22	—	—	22
Shareworks plan	—	34	—	—	34
401(k) plan	—	17	—	—	17
Convertible Note Hedge and Warrant (See Note 15)	—	(62)	—	—	(62)
Net Loss	—	—	—	(458)	(458)
Other Comprehensive Income	—	—	109	—	109
Balances at December 31, 2004	7	7,371	19	(7,554)	(157)
Common Stock:
WilTel acquisition	1	312	—	—	313
Stock plan grants	—	37	—	—	37
Shareworks plan	—	24	—	—	24
401(k) plan	—	15	—	—	15
Net Loss	—	—	—	(638)	(638)
Other Comprehensive Loss	—	—	(70)	—	(70)
Balances at December 31, 2005	8	7,759	(51)	(8,192)	(476)
Adjustment for EITF No. 04-6	—	—	—	(3)	(3)
Adjusted balances at December 31, 2005	8	7,759	(51)	(8,195)	(479)
Common Stock:
Acquisitions	2	902	—	—	904
Equity offering, net of offering costs	2	541	—	—	543
Stock plan grants	—	60	—	—	60
Shareworks plan	—	25	—	—	25
401(k) plan	—	18	—	—	18
Net Loss	—	—	—	(744)	(744)
Other Comprehensive Income	—	—	47	—	47
Balances at December 31, 2006	$12	$9,305	$(4)	$(8,939)	$374

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For each of the three years ended December 31, 2006

	2006	2005	2004
	(dollars in millions)
Net Loss	$(744)	$(638)	$(458)
Other Comprehensive Income (Loss) Before Income Taxes:
Foreign currency translation income (losses)	45	(72)	29
Unrealized holding gains (losses) on marketable equity securities and other arising during period	(1)	(1)	(2)
Reclassification adjustment for losses included in net loss	3	3	82
Other Comprehensive Income (Loss), Before Income Taxes	47	(70)	109
Income Tax Benefit Related to Items of Other Comprehensive Income (Loss)	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	47	(70)	109
Comprehensive Loss	$(697)	$(708)	$(349)

SUPPLEMENTARY STOCKHOLDERS’ EQUITY (DEFICIT) INFORMATION

	Net Foreign Currency Translation Adjustment	Other	Total
		(dollars in millions)
Accumulated other comprehensive income (loss):
Balance at December 31, 2003	$(84)	$(6)	$(90)
Change	134	(25)	109
Balance at December 31, 2004	50	(31)	19
Change	(69)	(1)	(70)
Balance at December 31, 2005	(19)	(32)	(51)
Change	48	(1)	47
Balance at December 31, 2006	$29	$(33)	$(4)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the “Company” or “Level 3”) in which it has control, which are enterprises primarily engaged in communications and coal mining. Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis. All significant intercompany accounts and transactions have been eliminated.

On December 23, 2005, Level 3 acquired WilTel Communications Group, LLC and its operating subsidiaries (“WilTel”). In addition the Company acquired Progress Telecom, LLC (“Progress Telecom”) on March 20, 2006, ICG Communications, Inc. (“ICG Communications”) on May 31, 2006, TelCove, Inc. (“TelCove”) on July 24, 2006 and Looking Glass Networks Holding Co., Inc. (“Looking Glass”) on August 2, 2006. The WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass results of operations, cash flows and financial position are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2).

On September 7, 2006, Level 3 sold Software Spectrum, Inc. (“Software Spectrum”), the Company’s software reseller business, to Insight Enterprises, Inc. (“Insight Enterprises”). On November 30, 2005, Level 3 sold (i)Structure, LLC (“(i)Structure”), Level 3’s wholly owned IT infrastructure management outsourcing subsidiary to Infocrossing, Inc. (“Infocrossing”). The two businesses comprised Level 3’s information services segment. The results of operations, financial condition and cash flows for the Software Spectrum and (i)Structure businesses have been classified as discontinued operations in the consolidated financial statements and related footnotes for all periods presented in this report (See Note 3).

Communications

The Company’s communications business provides a broad range of integrated communications services primarily in the United States and Europe as a facilities-based provider (that is, a provider that owns or leases a substantial portion of the property, plant and equipment necessary to provide its services). The Company has created, through a combination of construction, purchase and leasing of facilities and other assets, an advanced international, end-to-end, facilities-based communications network. The Company has built, and continues to upgrade, the network based on optical and Internet Protocol technologies in order to leverage the efficiencies of these technologies to provide lower cost communications services.

Revenue for communications services, including private line, wavelengths, colocation, Internet access, managed modem, voice, video and dark fiber, is recognized monthly as the services are provided based on contractual amounts expected to be collected. Management establishes appropriate revenue reserves to address, where significant, circumstances that at the time services are rendered, collection is not reasonably assured either due to credit risk, the potential for billing disputes or other reasons. Reciprocal compensation revenue is recognized only when an interconnection agreement is in place with another carrier.

Certain sale and long-term indefeasible right of use or IRU agreements of dark fiber and capacity are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment. This accounting treatment results in the deferral of the cash that has been received and the recognition of revenue ratably over the term of the agreement (currently up to 20 years).

Termination revenue is recognized when a customer discontinues service prior to the end of the contract period, for which Level 3 had previously received consideration and for which revenue recognition was deferred. Termination revenue is also recognized when customers are required to make termination penalty payments to Level 3 to settle contractually committed purchase amounts that the customer no longer expects to meet or when a customer and Level 3 renegotiate a contract under which Level 3 is no longer obligated to provide services for consideration previously received and for which revenue recognition has been deferred. Termination revenue is reported in the same manner as the original service provided, and amounted to $11 million, $133 million and $113 million and in 2006, 2005 and 2004, respectively (See Note 4).

The Company is obligated under dark fiber IRUs and other capacity agreements to maintain its network in efficient working order and in accordance with industry standards. Customers are obligated for the term of the agreement to pay for their allocable share of the costs for operating and maintaining the network. The Company recognizes this revenue monthly as services are provided.

Level 3’s customer contracts require the Company to meet certain service level commitments. If
Level 3 does not meet the required service levels, it may be obligated to provide credits, usually in the form of free service, for a short period of time. The original services that resulted in the credits are not included in revenue and, to date, have not been material.

Cost of revenue for the communications business includes leased capacity, right-of-way costs, access charges and other third party costs directly attributable to the network, but excludes depreciation and amortization and related impairment expenses. The Company also includes in communications cost of revenue the satellite transponder lease costs, the package delivery costs and the blank tape media costs attributable to its video distribution business.

The Company recognizes the cost of network services as they are incurred in accordance with contractual requirements. The Company disputes incorrect billings from its suppliers of network services. The most prevalent types of disputes include disputes for circuits that are not disconnected by its supplier on a timely basis and usage bills with incorrect or inadequate information. Depending on the type and complexity of the issues involved, it may and often does take several quarters to resolve the disputes.

In determining the amount of the cost of network service expenses and related accrued liabilities to reflect in its financial statements, the Company considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting these disconnect notices and disputes to the provider of the network services, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results could vary from the estimated amounts accrued for disputes.

Although it has not done so recently, the Company may periodically enter into agreements to acquire network assets from other telecommunications service carriers. These carriers may in turn acquire network assets from Level 3. Transactions in which Level 3 transfers network assets to and acquires network assets from the same third party at or about the same time are referred to as “contemporaneous transactions.” These transactions would generally be recorded as non-monetary exchanges of similar assets at book value, as these transactions do not represent the culmination of an earnings process. Contemporaneous transactions do not result in the recognition of revenue. Net cash or other monetary assets paid or received in contemporaneous transactions are recorded as an adjustment to the book value of the transferred property. The adjusted book value becomes the carrying value of the transferred property, plant and equipment. The Company did not enter into these types of agreements during the three years ended December 31, 2006. Beginning January 1, 2006, the Company measures non-monetary assets exchanges at fair value in accordance with SFAS No. 153, “Exchanges of Non-Monetary Assets”, (“SFAS No. 153”).

Concentration of Credit Risk

The Company provides communications services to a wide range of wholesale and enterprise customers, ranging from well capitalized national carriers to smaller, early stage companies. The Company has in place policies and procedures to review the financial condition of potential and existing customers and concludes that collectibility of revenue and other out-of-pocket expenses is probable prior to the commencement of services. If the financial condition of an existing customer deteriorates to a point where payment for services is in doubt, the Company will not recognize revenue attributable to that customer until cash is received. As a result of the WilTel acquisition in 2005 and the Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions in 2006, the total number of customers increased to approximately 18,000 at December 31, 2006. A significant portion of WilTel’s revenue is attributable to SBC Services, Inc., a wholly owned subsidiary of AT&T Inc. (“SBC”) and as a result, due to the credit worthiness of SBC, the Company does not believe its overall credit risk has increased significantly. The policies and procedures for reviewing the financial condition and recognizing revenues of these additional customers related to the acquisitions remained consistent with those described above. The Company has from time to time entered into agreements with value-added resellers and other channel partners to reach consumer and enterprise markets for voice services. The Company has policies and procedures in place to evaluate the financial condition of these resellers prior to initiating service to the final customer. The Company is not immune from the effects of the downturn in the communications industry; however, management believes the concentration of credit risk with respect to receivables is mitigated due to the dispersion of the Company’s customer base among different industries and geographic areas and remedies provided by the terms of contracts and statutes.

A significant portion of Level 3’s communications service revenue was concentrated among a limited number of customers through the end of 2006. Revenue attributable to AT&T Inc. and subsidiaries, including SBC Communications, Bell South Communications and Cingular Wireless (assuming those companies were subsidiaries for all of 2006), amounted, on an aggregate basis, to $1.1 billion for the year ended December 31, 2006, representing approximately 32 percent of consolidated revenue for the year and is included within the Communications segment in the consolidated statements of operations. Prior to the acquisition of WilTel in December 2005, AT&T Inc. and subsidiaries was not a significant customer of the Company. Revenue from Time Warner Inc. and subsidiaries, including America Online, amounted, on an aggregate basis, to $220 million, $288 million and $374 million for the years ended December 31, 2006, 2005 and 2004, respectively, representing approximately 7 percent, 8 percent and 10 percent of consolidated revenue for the respective years and is included within the Communications segment in the consolidated statements of operations. Given the expected reduction in the SBC Contract Services revenue and the overall increase in revenue from acquisition activity concentration of revenue among a limited number of customers is expected to be reduced in periods subsequent to 2006. However, if Level 3 would lose one or more major customers, or if one or more major customers significantly decreased its orders for Level 3 services, the Company’s communications business would be materially and adversely affected.

The Company’s DSL aggregation services were primarily provided to a single customer on an exclusive basis in certain markets, which exclusivity expired at the end of the first quarter of 2005. The customer completed the migration of its existing DSL customers to its own network during the third quarter of 2005.

Discontinued Information Services

On September 7, 2006, Level 3 sold Software Spectrum, Inc. (“Software Spectrum”), the Company’s software reseller business, to Insight. On November 30, 2005, Level 3 sold (i)Structure, Level 3’s wholly owned IT infrastructure management outsourcing subsidiary to Infocrossing. The two businesses comprised Level 3’s information services segment. The results of operations, financial condition and cash flows for the Software Spectrum and (i)Structure businesses have been classified as discontinued

operations in the consolidated financial statements and related footnotes for all periods presented in this report (See Note 3).

Software Spectrum is a global reseller of business software, primarily to large and medium sized businesses. Revenue is recognized as either an agency fee, whereby sales under certain licensing programs permit Software Spectrum to recognize only a service fee paid by the software publisher as revenue, or on a “gross” basis in which case the Company recognizes the full value of the software sold as revenue. Accounting literature provides guidance to enable companies to determine whether revenues from the reselling of goods and services should be recorded on a “gross” or “net” basis. The Company believes that the facts and circumstances, particularly those involving pricing and credit risk indicate that the majority of Software Spectrum’s sales should be recorded on a “gross” basis. The latitude and ability of Software Spectrum to establish the selling price to the customer is an important indication of “gross” revenue reporting. The assumption of credit risk is another important factor in determining “gross” versus “net” reporting. Software Spectrum has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from its customers. Software Spectrum is also solely responsible for determining the creditworthiness of its customers.

Microsoft Corporation, a significant supplier of software to Software Spectrum, changed certain licensing programs in 2001 whereby new enterprise-wide licensing arrangements are priced, billed and collected directly by Microsoft. In 2003, several other suppliers, for whom Software Spectrum resells products and services, began adopting this type of program. Software Spectrum will continue to provide sales and support services related to these transactions and will earn a service fee directly from the software publishers for these activities. Under this licensing program, Software Spectrum only recognizes the service fee paid by the software publisher as revenue and not the entire value of the software. The Company continues to sell products under various licensing programs, but beginning in 2003, has experienced an increase in the level of sales under these new programs and management expects further adoption of agency licensing programs in the future. If Microsoft and other software publishers are able to successfully implement and sell a significant amount of software under this program, or it is determined that the accounting for reselling of the software should be recorded on a “net” basis, the Company may experience a significant decline in information services revenue, but will also experience a comparable decline in cost of revenue.

Microsoft is the primary provider of business software to the Company’s Software Spectrum business. If Microsoft should successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the distribution or resale channel, Software Spectrum’s results of operations would be materially and adversely affected.

In 2005, Microsoft notified Software Spectrum of proposed changes to Microsoft’s sales agency program which, after being finalized by Microsoft, went into effect for customer contracts entered into after July 1, 2006. All contracts completed prior to July 1, 2006, were grandfathered under the previously existing sales agency program. Under the revised program for agency type sales as currently drafted, the number of performance metrics against which Software Spectrum is measured and the standard of performance on those metrics are expected to increase. Based on a preliminary evaluation of Microsoft’s proposed program changes, Software Spectrum expects that the amount of agency fees it earns from Microsoft will be reduced over the three-year period in which it is implemented. Due to the grandfathering of existing sales agency program sales, however, Software Spectrum anticipates that the program changes will not have a significant effect on Software Spectrum’s results of operation or financial position in 2006.

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

Concentration of Credit Risk

The Company’s customer base consists of several thousand accounts including corporations, government agencies, educational institutions, non-profit organizations and other business entities. For the year ended December 31, 2005, no single customer represented more than 10 percent of information services revenue.

Coal Mining

Historically, coal sold by Level 3’s coal mining operations has been sold primarily under long-term contracts with public utilities, which burn coal in order to generate steam to produce electricity. A substantial portion of Level 3’s coal revenue was earned from long-term contracts during 2006, 2005 and 2004. The remainder of Level 3’s sales are made on the spot market. Costs of revenue related to coal sales include costs of mining and processing, estimated reclamation costs, royalties and production taxes.

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

Concentration of Credit Risk

Level 3’s coal sales contracts are concentrated with several electric utility and industrial companies. In the event that these customers do not fulfill contractual responsibilities, Level 3 could pursue the available legal remedies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries, wages and related benefits (including non-cash charges for stock based compensation), property taxes, travel, insurance, rent, contract maintenance, advertising and other administrative expenses. Selling, general and administrative expenses also include network related expenses such as network facility rent, utilities and maintenance costs.

Advertising Costs

Level 3 expenses the cost of advertising as incurred. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Advertising expense was $8 million, $6 million and $17 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Rent Expense

The Company recognizes rent expense on a straight-line basis over the term of the lease based on the future minimum rental payments during the lease term.

Stock-Based Employee Compensation

The Company has accounted for stock-based employee compensation using a fair value based method pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) since 1998. For the years ended December 31, 2005 and 2004, the Company recognized expense using the accelerated vesting methodology of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) (See Note 15). Beginning January 1, 2006, Level 3 adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, the Company separates each award into vesting tranches and recognizes expense for each tranche over the vesting period in the same manner as under FIN 28. The adoption of SFAS No. 123R did not have a material effect on the Company’s financial position or results of operations.

Depreciation and Amortization

Property, plant and equipment are recorded at cost. Depreciation and amortization for the Company’s property, plant and equipment are computed on straight-line and accelerated (for certain coal assets) methods based on the following useful lives:

Facility and Leasehold Improvements	10 - 40 years
Network Infrastructure (including fiber and conduit)	12 - 25 years
Operating Equipment	4 - 7 years
Furniture, Fixtures, Office Equipment and Other	2 - 7 years

During 2006, Level 3 determined that the period it expects to use its existing fiber and certain equipment is longer than the remaining useful lives as originally estimated. As a result, the Company extended the depreciable life of its existing fiber from 7 years to 12 years, its existing transmission equipment from 5 to 7 years and its existing IP equipment from 3 years to 4 years.

Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured.

Depletion on mineral properties is provided on a units-of-extraction basis determined in relation to coal committed under sales contracts. The Company’s coal mining business does not use its coal reserve estimates for purposes of depletion but, rather, depletes the properties over the estimated recoverable tons of coal that are required to be delivered under existing coal contracts.

Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed using the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock based compensation awards and other dilutive securities. No such items were included in the computation of diluted loss per share in 2006, 2005 or 2004 because the Company incurred a loss from continuing operations in each of these periods and the affect of inclusion would have been anti-dilutive.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and can bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on an analysis of the aging of the accounts receivable balance. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Restricted Cash and Securities

The Company classifies any cash or investments that collateralize outstanding letters of credit, long-term debt, or certain operating or performance obligations of the Company as restricted cash. The Company also classifies cash or investments restricted to fund certain reclamation liabilities as restricted cash. The classification of restricted cash on the consolidated balance sheet as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

Long-Lived Assets

The Company segregates identifiable intangible assets acquired in an acquisition from goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is no longer amortized, and is evaluated for impairment at least annually.

Other intangible assets primarily include customer contracts, customer relationships and technology acquired in business combinations. The intangible assets with estimated useful lives are amortized on a straight-line basis over the expected period of benefit which ranges from 2 to 15 years. Certain intangibles acquired in the WilTel and TelCove transactions have an indefinite life. In accordance with SFAS No. 142, the Company evaluates its indefinite lived intangible assets for impairment annually or as circumstances change that could affect the recoverability of the carrying amount of the assets.

The Company at least annually, or as events or circumstances change that could affect the recoverability of the carrying value of its long-lived assets, conducts a comprehensive review of the carrying value of its assets to determine if the carrying amount of the assets are recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” This review requires the identification of the lowest level of identifiable cash flows for purposes of grouping assets subject to review. The estimate of undiscounted cash flows includes long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections.

For purposes of this review, Level 3 has historically separately evaluated colocation facilities, certain additional conduits and its communication network (including network equipment, fiber, conduits and customer premise equipment) as these were the lowest levels with separately identifiable cash flows for the grouping of assets. Beginning in 2006, the Company stopped evaluating colocation assets separately and began including them in the communications network grouping due to changes in the nature of the cash flows from the delivery of colocation services. The majority of the Company’s colocation customers now purchase other services in conjunction with their colocation services thereby reducing the independence of colocation services cash flows from other services. In addition, the percentage of colocation space used to support the communications network asset has increased over time.

Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. The impairment analysis of long-lived assets also requires management to make certain subjective assumptions and estimates regarding the expected future use of certain empty conduits included in the network asset group and the expected future use of certain empty conduit evaluated for impairment separately from the network asset group.

Accounting for Asset Retirement Obligations

The Company follows the policy of providing an accrual for reclamation of mined properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), based on the estimated total cost of restoration of such properties to meet compliance with laws governing surface mining. These estimated costs are calculated based on the expected future risk adjusted cash flows to remediate such properties discounted at a risk-free rate. The Company also provides an accrual for obligations related to certain colocation leases and right-of-way agreements in accordance with SFAS No. 143, based on the estimated total cost of restoration of such properties to their original condition. These estimated obligations are calculated based on the expected future discounted cash flows using the Company’s estimated weighted average cost of capital at the time the obligation is incurred and applying a probability factor for conditional restoration obligations. Changes in expected future cash flows are discounted at interest rates that were in effect at the time of the original estimate for downward revisions to such cash flows, and at interest rates in effect at the time of the change for upward revisions in the expected future cash flows.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The U.S. net operating losses not utilized can be carried forward for 20 years to offset future taxable income. The majority of the foreign jurisdiction net operating losses not utilized can be carried forward indefinitely. A valuation allowance has been recorded against deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

Comprehensive Income (Loss)

Comprehensive income (loss) includes income (loss) and other non-owner related changes in equity not included in income (loss), such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries, and other adjustments.

Foreign Currencies

Generally, local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue, expenses and cash flows are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and in the statements of comprehensive loss. A significant portion of the Company’s foreign subsidiaries have the Euro as the functional currency, which experienced significant fluctuations against the U.S. dollar during 2006, 2005 and 2004. As a result, the Company has experienced significant foreign currency translation adjustments that are recognized as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and in the statement of comprehensive loss in accordance with SFAS No. 52 “Foreign Currency Translation.” The Company considers its investments in its foreign subsidiaries to be long-term in nature.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, revenue reserves, recoverability of long-lived assets, useful lives of long-lived assets, accruals for estimated liabilities that are probable and estimatable, cost of revenue disputes for the communications services, unfavorable contract liabilities set up in purchase accounting and asset retirement obligations. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

The FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets”, which was effective for Level 3 starting January 1, 2006. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material effect on the Company’s financial position or results of operations as Level 3 is a party to a limited number of non-monetary transactions and those transactions have not been material.

Emerging Issues Task Force (“EITF”) Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF No. 04-6”) establishes appropriate accounting for stripping costs incurred during the production phase and is effective for fiscal years beginning after December 15, 2005. EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF No. 04-6 further defines inventory produced as mineral that has been extracted. As a result, stripping costs related to exposed, but not extracted mineral are expensed as incurred rather than deferred until the mineral is extracted. The Company’s coal mining business previously deferred stripping costs and amortized these costs over the period in which the underlying coal is mined. The Company’s adoption of EITF No. 04-6 required it to adjust by $3 million beginning retained earnings (accumulated deficit) for the amount of prepaid stripping costs previously deferred as of January 1, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”

(“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. The adoption of EITF No. 06-3 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The Company adopted SAB No. 108 for the year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The Company is currently assessing the potential effect that the adoption of SFAS No. 157 will have on its financial statements.

On December 21, 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). A “registration payment arrangement” is defined as an arrangement that specifies that the issuer will endeavor (1) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the SEC. The arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 specifies that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in SFAS No. 5. FSP EITF 00-19-2 also requires certain disclosures about the terms of each registration payment arrangement, even if the likelihood of the issuer having to make any payments under the arrangement is remote. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for fiscal years beginning after December 31, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance of FSP EITF 00-19-2. The Company adopted FSP EITF 00-19-2 for the year ended December 31, 2006. The adoption of FSP EITF 00-19-2 did not have a material effect on the Company’s results of operations and financial condition.

Reclassifications

Certain current and prior year amounts have been reclassified to conform to the December 31, 2006 presentation.

The Company has separately disclosed the operating, investing and financing portion of the cash flows attributable to its discontinued operations for all periods presented.

(2)          Acquisitions

In 2006, the Company embarked on a strategy to expand its presence in metropolitan markets and began offering services to enterprise customers through its Business Markets Group. This strategy will allow the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic. The expansion into new metro markets should also provide additional opportunities to sell services to bandwidth intensive businesses on the Company’s national and international networks. In order to expedite the expansion of its metro business, Level 3 acquired Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition.

Looking Glass Acquisition:   On August 2, 2006, Level 3 completed the acquisition of Looking Glass, a privately held Illinois-based telecommunications company. The consideration paid by Level 3 consisted of approximately $13 million in cash, including $4 million of transaction costs, and approximately 21 million shares of Level 3 common stock valued at $84 million. In addition, at the closing, Level 3 repaid approximately $67 million of Looking Glass liabilities. The transaction purchase price is not subject to any post-closing adjustments.

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

TelCove Acquisition:   On July 24, 2006, Level 3 completed the acquisition of TelCove, a privately held Pennsylvania-based telecommunications company. Under terms of the agreement, Level 3 paid $446 million in cash and issued approximately 150 million shares of Level 3 common stock, valued at $623 million. In addition, Level 3 repaid $132 million of TelCove debt and acquired $13 million in capital leases in the transaction. Also, the Company paid third party costs of approximately $15 million related to the transaction, which included certain costs incurred by TelCove. The transaction price is not subject to any post-closing adjustments.

Level 3 entered into certain transactions with TelCove prior to the acquisition of TelCove by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue. As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the TelCove transaction by $3 million, the amount of the unamortized deferred revenue balance on July 24, 2006.

ICG Communications:   On May 31, 2006, Level 3 acquired all of the stock of ICG Communications, a privately held Colorado-based telecommunications company, from MCCC ICG Holdings, LLC excluding certain assets and liabilities. Under the terms of the purchase agreement, Level 3 purchased ICG Communications for an aggregate consideration consisting of approximately 26 million shares of Level 3 common stock, valued at $131 million, and approximately $45 million in cash. The Company also incurred costs of less than $1 million related to the transaction. Post-closing adjustments, primarily working capital and other contractual matters resulted in additional consideration of approximately $3 million, of which $1 million was paid in the third quarter of 2006 and $2 million was recorded as a liability at December 31, 2006 and paid in the first quarter of 2007.

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

Progress Telecom:   On March 20, 2006, Level 3 completed its acquisition of all of the membership interests of Progress Telecom from PT Holding Company LLC (“PT Holding”) excluding certain specified assets and liabilities of Progress Telecom. Progress Telecom was owned by PT Holding which is jointly owned by Progress Energy, Inc. and Odyssey Telecorp, Inc. Under the terms of the purchase agreement, Level 3 purchased Progress Telecom for an aggregate purchase price consisting of approximately $69 million in cash and approximately 20 million shares of Level 3 common stock, valued at $66 million. The purchase price was subsequently reduced by $2 million for working capital and other contractual matters. The Company received payment of the $2 million adjustment in July 2006.

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

WilTel:   On December 23, 2005, the Company completed the acquisition of WilTel from Leucadia National Corporation and its subsidiaries (together “Leucadia”). The consideration paid consisted of approximately $390 million in cash (which included a $16 million adjustment for estimated excess working capital), plus $100 million in cash to reflect Leucadia’s having complied with its obligation to leave that amount of cash in WilTel, and 115 million newly issued unregistered shares of Level 3 common stock, valued at $313 million.

The Company also incurred costs of approximately $7 million related to the transaction. The cash purchase price was subject to post-closing adjustments based on actual working capital and other contractual items as of the closing date. In March 2006, Leucadia and Level 3 agreed that the purchase price for WilTel should decrease by approximately $27 million as a result of working capital and other contractual post-closing adjustments. Level 3 received payment of the $27 million adjustment in April 2006.

The final valuation indicated that the fair value of the identifiable assets acquired exceeded the total of the purchase price paid and the liabilities assumed in the transaction. As a result, the excess value was applied against the fair value of the long-lived assets obtained in the transaction. The $27 million post-closing adjustment resulted in an additional decrease in long-lived assets in the first quarter of 2006.

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

The acquisition includes all of WilTel’s communications business and WilTel’s Vyvx video transmission business. The acquisition also includes a multi-year contract between SBC Service, Inc. and WilTel (“SBC Contract Services Agreement”). Recently, SBC Services, Inc. became a subsidiary of AT&T Inc. (“AT&T”) (together “SBC”) and announced its intention to migrate the services provided by WilTel to the merged SBC Services, Inc. and AT&T network. WilTel and SBC amended the SBC Contract Services Agreement to run through 2009. The agreement provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009. SBC has satisfied $268 million of the December 2005 to the end of 2007 gross margin purchase commitment through December 31, 2006. As of December 31, 2006, the remaining minimum gross margin commitment under the agreement to be utilized in 2007 was approximately $67 million, and $75 million from January 2008 through the end of 2009. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost. Additionally, the SBC Contract Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3 in 2006 and 2007. The Company met the required performance criteria and recorded revenue of $25 million in 2006 under the agreement. Level 3 is eligible to earn another $25 million in 2007 if it meets the performance criteria.

As specified in the purchase agreement with Leucadia, WilTel transferred certain excluded assets to Leucadia and Leucadia assumed certain excluded liabilities. The excluded assets included all cash and cash equivalents in excess of $100 million at closing, all marketable securities, WilTel’s headquarters building located in Tulsa, Oklahoma and certain other miscellaneous assets. In addition, WilTel assigned to Leucadia all of its right to receive cash payments from SBC totaling $236 million, pursuant to the Termination, Mutual Release and Settlement Agreement, dated June 15, 2005, among Leucadia, WilTel and SBC. The excluded liabilities include all of WilTel’s long-term debt obligations, WilTel’s obligations under its defined benefit pension plan, certain other employee related liabilities and other claims. The agreement required Leucadia to pay in full all of WilTel’s obligations under its credit agreement and for Leucadia to release WilTel from any obligation under the outstanding mortgage note secured by its headquarters building. Level 3 entered into an agreement with Leucadia to lease a portion of the former WilTel headquarters building in Tulsa.

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

Sprint:  On October 1, 2004, the Company acquired the wholesale dial Internet access business of Sprint Communications Company, L.P. (“Sprint”). Level 3 paid $34 million in cash to acquire the business, which provides dial-up Internet access to leading Internet service providers (“ISPs”) throughout the United States and agreed to provide discounted services to Sprint that were valued at $5 million, which was accounted for as part of the purchase price. Level 3 and Sprint entered into a transition services agreement for the migration of customers onto the Level 3 network, which Level 3 completed in the third quarter of 2005. During the migration period, until such time as a customer contract was assumed or assigned, amounts received for services provided by Sprint were accounted for as a reduction in purchase price as opposed to revenue. The net amount received prior to the assumption or assignment of these contracts totaled $5 million through December 31, 2005 and therefore reduced the purchase price to $29 million. With the completion of the migration activities, Level 3 recognizes as revenue, amounts received from all customer contracts acquired in this transaction. The results of operations attributable to the Sprint assets acquired and liabilities assumed are included in the consolidated financial statements from the date of assumption or assignment of contracts.

Purchase Price Allocation

Under business combination accounting, the total final purchase price for each of the acquired companies was allocated to the net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition dates. The allocation of the purchase price was based upon valuations performed for each acquired company. The valuations for the WilTel and the Progress Telecom acquisitions have been finalized. The valuations for the ICG Communications, TelCove and Looking Glass acquisitions are in the process of being finalized.

The valuations for the WilTel and Looking Glass acquisitions indicated that the fair value of the assets acquired exceeded the total of the purchase price paid and the liabilities assumed in the transactions. As a result, the excess value or negative goodwill was applied against the fair value of the long-lived assets in 2006. The valuations for the Progress, ICG Communications and TelCove acquisitions indicated that the fair value of the assets acquired was less than the total of the purchase price paid and the liabilities assumed in the transactions. As a result, the excess purchase price was assigned to goodwill for each acquisition in 2006.

Tangible and Intangible Long-Lived Assets

In performing the purchase price allocation for each acquired company, the Company considered, among other factors, the intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of each acquired company’s products. The fair value of assets was based, in part, on a valuation using either a cost, income or in some cases market valuation approach and estimates and assumptions provided by management. The tangible assets primarily include the real and personal property used to provide communications and video services in the case of WilTel. In addition, tangible assets include the fair value of software purchased or developed by each company if applicable. Intangible assets consist primarily of customer relationships and the Vyvx trademark. Management has established an indefinite life on the Vyvx trademark and lives ranging from 6 to 15 years for the customer relationships.

Deferred Revenue

The fair value of deferred revenue included in the final purchase price allocation for each acquired company was determined based on monthly amounts billed in advance for which services would be provided to customers in the period immediately following acquisition. Level 3 did not record deferred revenue for long-term contracts in which the acquired company had already received consideration from the customer as Level 3 does not expect to incur any direct and incremental costs associated with these contracts.

Current and Noncurrent Obligations

The fair value of each acquired company’s current liabilities was determined based on the expected cash flows for the twelve months following the date of acquisition. Level 3 did not present value the cash flows as it does not expect the present values to be significantly different than the gross cash flows.

The noncurrent obligations assumed in each acquisition, if applicable, have been recorded at their present value using an appropriate interest rate. The Company has identified certain acquired facilities that it does not expect to utilize for the combined business. The Company has also revalued the asset retirement obligations of each acquired company using Level 3’s weighted average cost of capital rather than the acquired company’s weighted average cost of capital.

The unaudited financial information in the table below summarizes the combined results of operations of Level 3 and the acquired businesses, on a pro forma basis, as though the companies acquired in 2005 and 2006 had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the preliminary business combination accounting effect on historical revenues of the acquired companies, adjustments to depreciation on acquired property, amortization charges from acquired intangible assets, restructuring costs and acquisition costs reflected in the historical statements of operations for periods prior to Level 3’s acquisition.

	Unaudited Pro Forma Years ended December 31,
	2006	2005
	(dollars in millions, except per share data)
Revenue	$3,676	$3,939
Loss from Continuing Operations	(815)	(661)
Income from Discontinued Operations	46	69
Net Loss	(769)	(592)
Per share:
Loss from continuing operations	$(0.70)	$(0.64)
Net loss	$(0.66)	$(0.58)
Pro Forma Weighted Shares Outstanding (in thousands)	1,157,692	1,028,639

Included in the actual results and pro forma financial information for the year ended December 31, 2006 are certain amounts which affect the comparability of the results, including net losses of $83 million as a result of the early extinguishments of certain long-term debt, $11 million of termination revenue, a gain of approximately $33 million from the sale of Software Spectrum, a workforce reduction charge of $5 million, and non-cash impairment charges of $8 million that primarily resulted from the decision to terminate certain information technology projects in the Communications business.

Included in the actual results and pro forma financial information for the year ended December 31, 2005 are certain amounts which affect the comparability of the results, including termination revenue of $133 million, a gain on the sale of (i)Structure of $49 million, a workforce reduction charge of $15 million, and non-cash impairment charges of $9 million that primarily resulted from the decision to terminate projects for certain voice products in the Communications business.

The fair value of the assets acquired and the liabilities assumed in the ICG Communications, TelCove and Looking Glass transactions are based upon preliminary valuations as of their respective acquisition dates after reflecting other contractual purchase price adjustments and are subject to change due to further analysis of the assets acquired and liabilities assumed as well as integration plans. The fair value of assets acquired and liabilities assumed in the WilTel and Progress Telecom transactions are based upon a final valuation after reflecting other contractual purchase price adjustments. The fair values of the assets acquired and the liabilities assumed for the companies Level 3 acquired are as follows.

	Looking Glass	TelCove	ICG Communications	Progress Telecom	WilTel	Sprint	ICG Managed Modem
	(dollars in millions)
Assets:
Cash and cash equivalents	$3	$3	$6	$—	$128	$—	$—
Accounts receivable	8	23	7	3	257	—	—
Other current assets	2	5	2	2	22	3	2
Property, plant and equipment, net	183	796	10	77	629	—	—
Goodwill	—	179	127	32	—	—	—
Identifiable intangible assets	9	273	49	36	152	31	37
Other assets	1	—	4	—	26	—	—
Total Assets	206	1,279	205	150	1,214	34	39
Liabilities:
Accounts payable	5	20	6	1	204	—	—
Accrued payroll	1	6	2	1	29	—	—
Other current liabilities	9	20	10	7	61	—	4
Current portion of capital leases	—	3	—	1	—	—	—
Capital leases	—	10	3	8	—	—	—
Deferred revenue— Acquired Company	1	—	4	2	41	—	—
Deferred revenue— Level 3	(2)	(3)	(1)	(4)	(2)	5	—
Other liabilities	28	7	3	—	98	—	—
Total Liabilities	42	63	27	16	431	5	4
Purchase Price	$164	$1,216	$178	$134	$783	$29	$35

(3) Discontinued Operations

The Company sold the two businesses, Software Spectrum and (i)Structure, that comprised Level 3’s information services segment and are presented as discontinued operations.

Software Spectrum

On September 7, 2006, Level 3 sold Software Spectrum, Inc. to Insight, a leading provider of information technology products and services. In connection with the transaction, Level 3 received total proceeds of $353 million in cash, consisting of a base purchase price of $287 million and a working capital adjustment of approximately $66 million. The purchase price was subject to working capital and certain other post-closing adjustments. During the fourth quarter of 2006, the Company paid $2 million to Insight as the final working capital adjustment. Level 3 recognized a $33 million gain on the transaction in the third quarter of 2006 after transaction costs.

The following is the summarized results of operations of the Software Spectrum business for the period from January 1, 2006 through September 7, 2006 and for the years ended December 31, 2005 and 2004:

	January 1,
	Through	Twelve Months
	September 7,	Ended
	2006	2005	2004
	(dollars in millions)
Revenues	$1,400	$1,894	$1,861
Costs and Expenses:
Cost of revenue	1,269	1,717	1,705
Depreciation and amortization	8	10	11
Selling, general and administrative	111	143	125
Restructuring and impairment charges	1	—	2
Total costs and expenses	1,389	1,870	1,843
Income from Operations	11	24	18
Other Income (Expense)	5	(1)	7
Income from Operations Before Income Taxes	16	23	25
Income Tax Expense	(3)	(3)	(5)
Income from Discontinued Operations	$13	$20	$20

The following is summarized financial information for the Software Spectrum business as of December 31, 2005:

December 31, 2005
(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$73
Receivables	431
Other	93
Total Current Assets	597
Property, Plant and Equipment, net	6
Goodwill and Other Intangible Assets, net	242
Other	16
Total Assets	861
Current Liabilities:
Accounts payable	420
Accrued payroll and employee benefits	17
Deferred revenue	67
Other	35
Total Current Liabilities	539
Deferred Revenue	11
Other Noncurrent Liabilities	12
Total Liabilities	562
Net Assets	$299

(i)Structure

On November 30, 2005, Level 3 sold (i)Structure to Infocrossing for proceeds of $85 million which consisted of $82 million in cash and $3 million of Infocrossing, Inc. common stock. The cash purchase price is subject to post-closing adjustments based on actual working capital as of the closing date. The Company and Infocrossing are in the process of completing the working capital adjustments through arbitration. Level 3 recognized a $49 million gain on the transaction in the fourth quarter of 2005.

The following is the summarized results of operations of the (i)Structure business for the eleven months ended November 30, 2005 and the year ended December 31, 2004:

	January 1, Through November 30,	Twelve Months Ended
	2005	2004
	(dollars in millions, except per share data)
Revenues	$64	$75
Costs and Expenses:
Cost of revenue	47	53
Depreciation and amortization	8	13
Selling, general and administrative	9	9
Total costs and expenses	64	75
Income from Discontinued Operations	—	—
Gain on Sale of Discontinued Operations	49	—
Income from Discontinued Operations	$49	$—

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

Level 3 and McLeodUSA Incorporated (“McLeod”) entered into an agreement on November 1, 2004, whereby McLeod returned certain intercity dark fiber provided by Level 3 under a 1999 agreement and provides discounted network services to Level 3 in exchange for cash and other consideration. Cash received under the 1999 agreement was deferred and amortized to revenue over the 20-year term of the agreement. Level 3 had no further service obligations with respect to the fiber and therefore recognized the $98 million of remaining unamortized deferred revenue for the fiber returned as non-cash termination revenue in 2004. The Company allocated the amounts paid to McLeod to fiber and prepaid network expenses. The value of the fiber returned was determined based on the capital costs that would be avoided in pulling additional fiber in certain segments of the Company’s intercity network where fiber inventory would need to be replenished in the next three years. The prepaid network expense was valued based on the amount of discounted network expense services the Company expects to realize through purchases of these services on McLeod’s network.

(5) Restructuring and Impairment Charges

In 2006, the Company initiated workforce reductions that are expected to affect approximately 1,200 employees in its North American communications business related to the integration of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass into Level 3’s operations. The accounting treatment for the severance costs is dependent on whether those individuals affected are former employees of the acquired companies or Level 3 employees. The estimated severance costs earned by employees of the acquired companies as of the acquisition date are included as a liability in the balance sheet as of the acquisition date. The Company expects to incur approximately $30 million of severance and related costs for former WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass employees. As of December 31, 2006, the Company paid $19 million of severance and related costs for these employees. Severance costs attributable to Level 3 employees are recorded as a restructuring charge in the statement of operations once the employees are notified that their position will be eliminated and the severance arrangements are communicated to the employee.

As of December 31, 2006, the Company had notified or terminated approximately 797 employees (248 for Level 3 and 549 for acquired businesses) pursuant to these activities. During 2006, the Company recorded approximately $5 million in restructuring charges for affected Level 3 employees. As of December 31, 2006, the Company had remaining obligations of less than $1 million for those Level 3 employees terminated or notified. The workforce reduction attributable to the WilTel integration activity was substantially complete by the end of 2006. The workforce reductions attributable to the Progress Telecom, ICG Communications, TelCove and Looking Glass integration activities are expected to be completed in 2007.

In the first quarter of 2005, the Company initiated a workforce reduction of approximately 470 employees in its North American and European communications business and as a result recognized severance and related charges of approximately $15 million. As of December 31, 2005, the Company had satisfied its remaining obligations associated with the workforce reduction.

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

The communications business recorded lease impairment charges of $14 million for real property leases in North America and Europe in the fourth quarter of 2004. The charge resulted from ceasing use of certain leased space, the signing of subleases for existing vacant space at lower than estimated rates, and extending the estimated sublease dates for other vacant properties due to market conditions.

A summary of the restructuring charges and related activity follows:

	Severance and Related
	Number of Employees	Amount	Facilities Related Amount
		(in millions)	(in millions)
Balance December 31, 2003	60	$4	$6
2004 Charges	80	—	14
2004 Payments	(140)	(4)	(4)
Balance December 31, 2004	—	—	16
2005 Charges(Benefit)	472	15	(1)
2005 Payments	(472)	(15)	(3)
Balance December 31, 2005	—	$—	$12
2006 Charges	248	5	—
2006 Payments	(242)	(5)	(2)
Balance December 31, 2006	6	$—	$10

The Company paid approximately $2 million, $3 million and $4 million of facilities related costs in 2006, 2005 and 2004, respectively. The remaining lease termination obligations of $10 million are expected to be paid over the terms of the impaired leases, which extend to 2015, if the Company is unable to negotiate a buyout of the leases.

Impairments

The Company at least annually, or as events or circumstances change that could affect the recoverability of the carrying value of its communications assets, conducts a comprehensive review of the carrying value of its communications assets to determine if the carrying amount of the communications assets are recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). For purposes of this review, Level 3 has historically separately evaluated colocation facilities, certain additional conduits and its communication network (including network equipment, fiber, conduits and customer premise equipment) as these were the lowest levels with separately identifiable cash flows for grouping of assets. Beginning in 2006, the Company stopped evaluating colocation assets separately and began including them in the communications network asset group due to changes in the nature of the cash flows from the delivery of colocation services. The majority of the Company’s colocation customers now purchase other services in conjunction with their colocation services thereby reducing the independence of colocation services cash flows from other services. In addition, the percentage of colocation space used to support the network asset has increased over time. The impairment analysis is based on a long-term cash flow forecast to assess the recovery of the communications assets over the estimated useful life of the primary asset. The Company concluded that the assets were not impaired as of December 31, 2006. Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. The impairment analysis of long-lived assets  also requires management to make certain subjective assumptions and estimates regarding the expected future use of certain additional conduits included in the network asset group and the expected future use of certain empty conduit evaluated for impairment separately from the network asset group. Management will continue to assess the Company’s assets for impairment as events occur or as industry conditions warrant.

The Company recognized $8 million of non-cash impairment charges in 2006. Level 3 recognized $4 million of non-cash impairment charges as a result of  the decision to terminate projects for certain voice services and certain information technology projects in the communications business which had been previously capitalized. These projects have identifiable costs which Level 3 can separately evaluate for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects were no longer expected to provide future benefit to the Company. In addition, Level 3 recognized $4 million of non-cash impairment charges primarily related to excess land of the communications business held for sale in Germany. This charge resulted from the difference between the recorded carrying value and the estimated market value of the land.

The Company recognized $9 million of non-cash impairment charges in 2005 that primarily resulted from the decision to terminate projects for certain voice services and certain information technology projects in the communications business which had been previously capitalized. These projects have identifiable costs which Level 3 can separately evaluate for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects were no longer expected to provided future benefit to the Company. The Company did not incur asset impairment expenses in 2004.

(6) Loss Per Share

The Company had a loss from continuing operations for the three years ended December 31, 2006. Therefore, the effect of the approximately 481 million, 418 million and 171 million shares issuable pursuant to the five, four and three series of convertible notes outstanding at December 31, 2006, 2005 and 2004, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of the approximately 54 million, 59 million and 49 million stock options, outperform stock options, restricted stock units and warrants outstanding at December 31, 2006, 2005 and 2004, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per share calculations for the Level 3 common stock (dollars in million, except per share data):

	Year Ended December 31,
	2006	2005	2004
Loss from Continuing Operations	$(790)	$(707)	$(478)
Income from Discontinued Operations (2006 and 2005 include gain on sale)	46	69	20
Net Loss	$(744)	$(638)	$(458)
Total Number of Weighted Average Shares Outstanding used to Compute Basic and Diluted Earnings Per Share (in thousands)	1,003,255	699,589	683,846
Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.79)	$(1.01)	$(0.70)
Income from Discontinued Operations	0.05	0.10	0.03
Net Loss	$(0.74)	$(0.91)	$(0.67)

(7) Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to determine classification and fair values of financial instruments:

Cash and Cash Equivalents

Cash equivalents generally consist of funds invested in highly liquid instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value.

Marketable and Restricted Securities

At December 31, 2006, marketable securities consist entirely of U.S. Treasury securities that were characterized as held to maturity. These securities total $235 million and are reflected as current assets on the consolidated balance sheet at December 31, 2006.

At December 31, 2005, marketable securities consist of U.S. Treasury securities and the Infocrossing shares received in the (i)Structure transaction which were valued at quoted market prices. For most of 2005, the Company characterized the U.S. Treasury securities as held to maturity. As a result of the acquisition of WilTel and expected cash flow requirements in 2006, the Company designated certain Treasury securities as available for sale in the fourth quarter of 2005. These securities totaled $173 million, stated at fair value since they were available for sale, and were reflected as current assets on the consolidated balance sheet at December 31, 2005. The Infocrossing shares and U.S. Treasury securities characterized as available for sale were sold in 2006.

Restricted securities consist primarily of cash investments that serve to collateralize outstanding letters of credit and certain performance and operating obligations of the Company.

The cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities.

The net unrealized holding gains and losses for marketable securities classified as available for sale were included in accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Securities characterized as held to maturity are stated at cost. The unrealized holding gains and losses for securities characterized as held to maturity are not reflected in the consolidated financial statements.

At December 31, 2006 and 2005 the unrealized holding gains and losses on the marketable securities were as follows:

	Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
		(dollars in millions)
2006
Marketable Securities:
U.S. Treasury securities—Current	$235	$—	$(1)	$234
	$235	$—	$(1)	$234
2005
Marketable Securities:
U.S. Treasury securities—Current	$173	$—	$—	$173
Equity Securities—Current	3	—	—	3
U.S. Treasury securities—Noncurrent	234	—	(2)	232
	$410	$—	$(2)	$408

The Company recognized $2 million of realized gains from the sale of marketable equity securities in 2006, $2 million of realized losses from the sale of marketable debt securities in 2005 and $23 million of realized gains from the sale of marketable equity securities in 2004. These realized gains and losses are reflected in Other, net on the consolidated statement of operations for all periods presented.

Maturities for the restricted securities have not been presented, as the types of securities are either cash or money market mutual funds that do not have a single maturity date.

Long-Term Debt

The fair value of long-term debt was estimated using the December 31, 2006 and 2005 average of the bid and ask price for the publicly traded debt instruments. The CBRE Commercial Mortgage was not traded in an organized public manner. The fair value of this instrument is assumed to approximate the carrying value at December 31, 2006 as it was secured by underlying assets. The 9% Convertible Senior Discount Notes due 2013 included within Long-Term Debt are not traded in an organized public manner. The fair value of these notes was calculated using a convertible model, which uses the Black-Scholes valuation model to value the equity portion of the security and bond math to value the debt portion of the security (using market yields on other Level 3 traded debt). The 10% Convertible Senior Notes due 2011 included within Long-Term Debt are not traded in an organized public manner. Level 3 has obtained a market value from a third party broker for the 10% Convertible Senior Notes due 2011.

The carrying amount and estimated fair values of Level 3’s financial instruments are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in millions)
Cash and Cash Equivalents (excluding discontinued operations)	$1,681	$1,681	$379	$379
Marketable Securities—Current	235	234	176	176
Marketable Securities—Noncurrent	—	—	234	232
Restricted Securities—Current	46	46	34	34
Restricted Securities—Noncurrent	90	90	75	75
Receivables less allowance for doubtful accounts (Note 8)	326	326	392	392
Investments (Note 12)	14	14	15	15
Accounts Payable	391	391	367	367
Long-term Debt, including current portion (Note 13)	7,362	8,578	6,023	5,266

(8) Receivables

Receivables at December 31, 2006 and 2005 were as follows:

	Communications	Coal	Total
	(dollars in millions)
2006
Accounts Receivable—Trade	$337	$6	$343
Allowance for Doubtful Accounts	(17)	—	(17)
Total	$320	$6	$326
2005
Accounts Receivable—Trade	$400	$9	$409
Allowance for Doubtful Accounts	(17)	—	(17)
Total	$383	$9	$392

The Company recognized bad debt expense in selling, general and administrative expenses of $1 million, less than $1 million and $3 million in 2006, 2005 and 2004, respectively. Level 3 received $1 million, $2 million and $2 million of proceeds for amounts previously deemed uncollectible in 2006, 2005 and 2004, respectively. The Company reduced accounts receivable and the allowance for doubtful accounts by less than $1 million, less than $1 million and $8 million in 2006, 2005 and 2004, respectively, for the write off of previously reserved amounts the Company deemed as uncollectible.

(9) Other Current Assets

At December 31, 2006 and 2005 other current assets consisted of the following:

	2006	2005
	(dollars in millions)
Prepaid Assets	$52	$55
Debt Issuance Costs, net	18	16
Other	31	21
	$101	$92

Prepaid assets include insurance, software maintenance, rent and right of way costs.

(10) Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the communications network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $72 million, $51 million and $66 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in capitalized labor and related costs was $2 million of capitalized non-cash compensation costs related to options and warrants granted to employees for each of the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company reviews its capitalized projects at least annually or when events and circumstances indicate that the assets may be impaired. When previously capitalized software development costs are considered to be impaired, the Company calculates and recognizes an impairment loss in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Included in Land and Mineral Properties are mineral properties related to the coal business with a cost basis of approximately $5 million for each of the years ended December 31, 2006 and 2005. The remaining Land and Mineral Properties balance of approximately $209 million and $205 million for the years ended December 31, 2006 and 2005, respectively, represent owned assets of the communications business, including land improvements. The coal mineral properties include owned and leased assets. The various coal lease agreements require minimum lease payments and provide for royalty or overriding royalty payments based on the tons of coal mined or sold from the properties. Depletion on the mineral properties is provided on a units-of-extraction basis determined in relation to coal committed under sales contracts.

Capitalized business support systems and network construction costs that have not been placed in service have been classified as construction-in-progress within property, plant and equipment below.

The cost and accumulated depreciation of property, plant and equipment has been reduced for impairments taken in current and prior years.

At December 31, 2006 and 2005, property, plant and equipment were as follows:

	Cost	Accumulated Depreciation	Book Value
	(dollars in millions)
December 31, 2006
Land and Mineral Properties	$214	$(28)	$186
Facility and Leasehold Improvements:
Communications	1,692	(482)	1,210
Coal Mining	151	(148)	3
Network Infrastructure	5,430	(1,409)	4,021
Operating Equipment:
Communications	2,706	(1,799)	907
Coal Mining	71	(64)	7
Furniture, Fixtures and Office Equipment	132	(106)	26
Other	28	(24)	4
Construction-in-Progress	104	—	104
	$10,528	$(4,060)	$6,468
December 31, 2005
Land and Mineral Properties	$210	$(26)	$184
Facility and Leasehold Improvements:
Communications	1,532	(355)	1,177
Coal Mining	153	(149)	4
Network Infrastructure	4,705	(1,126)	3,579
Operating Equipment:
Communications	2,156	(1,528)	628
Coal Mining	69	(62)	7
Furniture, Fixtures and Office Equipment	111	(96)	15
Other	22	(19)	3
Construction-in-Progress	35	—	35
	$8,993	$(3,361)	$5,632

The value of property, plant and equipment related to the ICG Communications, TelCove and Looking Glass acquisitions are based on preliminary valuations. The value of property, plant and equipment related to WilTel and Progress Telecom, is based on a final valuation.

During 2006, Level 3 determined that the period the Company expects to use its existing fiber is longer than the remaining useful life as originally estimated. As a result, the Company extended the depreciable life of its existing fiber from 7 years to 12 years. This change in estimate, effective as of April 1, 2006, was accounted for prospectively, in accordance with SFAS No. 154 and reduced depreciation expense by $54 million in 2006. In addition, this change in estimate reduced net loss from continuing operations and net loss by $54 million, or approximately $0.05 per share for the year ended December 31, 2006.

In addition, during 2006, Level 3 determined that the period the Company expects to use its existing electronic equipment is longer than the remaining useful lives as originally estimated. As a result, the Company extended the depreciable life of its existing transmission equipment from 5 years to 7 years and existing IP equipment from 3 years to 4 years. This change in estimate, effective as of July 1, 2006, was accounted for prospectively, in accordance with SFAS No. 154, and reduced depreciation expense by $26 million in 2006. In addition, this change in estimate reduced net loss from continuing operations and net loss by $26 million, or approximately $0.03 per share for the year ended December 31, 2006.

Depreciation expense was $652 million in 2006, $584 million in 2005 and $613 million in 2004.

(11) Goodwill and Other Intangibles, net

Goodwill and Other Intangibles, net at December 31, 2006 and 2005 were as follows (dollars in millions):

	Goodwill	Other Intangibles
December 31, 2006
360networks	$—	$3
Sprint	—	5
Telverse	—	10
Genuity	—	6
WilTel	—	135
Progress Telecom	32	33
ICG Communications	127	47
TelCove	179	264
Looking Glass	—	8
McLeod	40	—
XCOM	30	—
	$408	$511
December 31, 2005
360networks	$—	$4
Sprint	—	16
ICG	—	4
Telverse	—	16
Genuity	—	30
WilTel	—	151
McLeod	40	—
XCOM	30	—
	$70	$221

The Company segregates identifiable intangible assets acquired in a business combination from goodwill. In accordance with SFAS No. 142, Goodwill is no longer amortized and the carrying amount of the goodwill must be evaluated at least annually for impairment using a fair value based test. An assessment of the carrying value of the goodwill attributable to the communications business indicated that the assets were not impaired as of December 31, 2006.

On December 23, 2005, Level 3 completed the acquisition of WilTel. A final valuation of the assets acquired indicated a value of $152 million for intangible assets. The intangible assets primarily include customer relationships and the Vyvx trademark. The final valuation placed an indefinite life on the Vyvx trademark and lives ranging from 6 to 11 years for the customer relationships.

On March 20, 2006, Level 3 completed the acquisition of Progress Telecom. A final valuation of the assets acquired in the Progress Telecom acquisition resulted in a value of $36 million for customer-related intangible assets with an estimated useful life of 8 years. The final purchase price valuation indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed by $32 million,

On May 31, 2006, Level 3 completed the acquisition of ICG Communications. A preliminary valuation of the assets acquired in the ICG Communications transaction indicated a value of $49 million for customer-related intangible assets with an estimated useful life of 15 years.

On July 24, 2006, Level 3 completed the acquisition of TelCove. A preliminary valuation of the assets acquired in the TelCove transaction as of the acquisition date, indicates customer-related intangible assets of approximately $253 million, with lives ranging from 9 to 13 years and other assets of approximately $20 million with an indefinite life.

On August 2, 2006, Level 3 completed the acquisition of Looking Glass. A preliminary valuation of the assets acquired in the Looking Glass transaction as of the acquisition date, indicates customer-related intangibles of approximately $9 million with an estimated useful life of 8 years. Based on the valuation, Level 3 adjusted its preliminary estimate of the amount initially allocated to customer intangibles from $41 million at the end of the third quarter of 2006 to $9 million. Also, during the fourth quarter of 2006 Level 3 recorded a $24 million liability for unfavorable leases attributable to Looking Glass.

The preliminary purchase price valuations for ICG Communications and TelCove indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $127 million and $179 million, respectively. The preliminary valuation of the assets acquired and liabilities assumed in the Looking Glass transaction indicates that the fair value of the identifiable net assets acquired exceeds the consideration paid to the former owners and resulted in negative goodwill of $24 million which reduced the fair value of long-lived assets acquired in the transaction on a pro-rata basis.

During the first quarter of 2005, Level 3 purchased a customer contract from 360networks for cash and future services valued at $4 million. The total purchase price was recorded as an intangible asset and will be amortized over the remaining four-year term of the customer contract.

At December 31, 2006 and 2005 identifiable intangible assets were as follows (dollars in millions):

	Cost	Accumulated Amortization	Book Value
December 31, 2006
Customer Contracts:
Sprint	$31	$(26)	$5
ICG	37	(37)	—
Genuity	28	(22)	6
McLeod	49	(49)	—
Customer Relationships:
Genuity	79	(79)	—
360networks	4	(1)	3
WilTel	120	(17)	103
Progress Telecom	36	(3)	33
ICG Communications	49	(2)	47
Looking Glass	9	(1)	8
TelCove	253	(9)	244
Trademarks:
WilTel	32	—	32
Technology:
Telverse	31	(21)	10
Other:	20	—	20
	$778	$(267)	$511

	Cost	Accumulated Amortization	Book Value
December 31, 2005
Customer Contracts:
Sprint	$31	$(15)	$16
ICG	37	(33)	4
Genuity	28	(17)	11
McLeod	49	(49)	—
Customer Relationships:
Genuity	79	(60)	19
360networks	4	—	4
WilTel	120	(1)	119
Trademarks:
WilTel	32	—	32
Technology:
Telverse	31	(15)	16
	$411	$(190)	$221

Intangible asset amortization expense was $78 million, $63 million and $58 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2007—$66 million; 2008—$52 million; 2009—$48 million; 2010—$47 million; 2011—$47 million and thereafter—$199 million.

(12) Other Assets, net

At December 31, 2006 and 2005 other assets consisted of the following:

	2006	2005
	(dollars in millions)
Debt Issuance Costs, net	$75	$54
Investments	14	15
Deposits	17	22
Other	22	20
	$128	$111

In 2005, the Company invested $10 million in Infinera Corporation, a privately-held communications equipment company. Level 3 is accounting for this investment using the cost method.

See Footnote 13 below for a discussion of debt issuance costs included in other assets, net above.

(13) Long-Term Debt

At December 31, 2006 and 2005, long-term debt was as follows:

	2006	2005
	(dollars in millions)
Senior Secured Term Loan (8.37% due 2011)	$730	$730
Senior Notes (11.0% due 2008)	78	132
Senior Notes (9.125%)	—	954
Senior Discount Notes (10.5%)	—	144
Senior Euro Notes (10.75% due 2008)	65	59
Senior Discount Notes (12.875% due 2010)	488	488
Senior Euro Notes (11.25% due 2010)	137	123
Senior Notes (11.25% due 2010)	96	96
Senior Notes (11.5% due 2010)	692	—
Fair value adjustment on Senior Notes	(60)	—
Senior Notes (10.75% due 2011)	3	500
Floating Rate Senior Notes (11.8% due 2011)	150	—
Issue discount on Senior Notes	(4)	—
Senior Notes (12.25% due 2013)	550	—
Issue discount on Senior Notes	(2)	—
Senior Notes (9.25% due 2014)	1,250	—
Issue premium on Senior Notes	11	—
Convertible Senior Notes (2.875% due 2010)	374	374
Convertible Senior Notes (5.25% due 2011)	345	345
Convertible Senior Notes (10.0% due 2011)	880	880
Convertible Senior Notes (3.5% due 2012)	335	—
Convertible Senior Discount Notes (9.0% due 2013)	275	252
Convertible Subordinated Notes (6.0% due 2009)	362	362
Convertible Subordinated Notes (6.0% due 2010)	514	514
Commercial Mortgage (6.86% due 2015)	70	70
Capital leases assumed in acquisitions	23	—
	7,362	6,023
Less current portion	(5)	—
	$7,357	$6,023

Debt Exchanges, Amendments and Repurchases

2006 Debt Exchange

On January 13, 2006, the Company completed private exchange offers to exchange a portion of its outstanding 9.125% Senior Notes due 2008, 11% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 (together the “2008 Notes”) that were held by eligible holders in a private placement for cash and new 11.5% Senior Notes due 2010. The Company issued $692 million aggregate principal amount of 11.5% Senior Notes due 2010 as well as paid $46 million of cash consideration in exchange for the 2008 Notes tendered in the transactions.  The Company also paid approximately $13 million in cash for total accrued interest to the closing date on the 2008 Notes that were accepted for exchange.

Pursuant to the guidance in EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”), the Company accounted for the exchange of the 9.125% Senior Notes due 2008 and the 11% Senior Notes due 2008 as an extinguishment of debt and recognized a gain of approximately $27 million in Other Income in the first quarter of 2006. The gain was determined using the fair value of the new 11.5% Senior Notes due 2010 at the time of issuance. The fair value of the 11.5% Senior Notes due 2010 was approximately $73 million less than the face amount of the debt. The accretion of the $73 million discount will be reflected as interest expense in future periods using the effective interest method. The 11.5% Senior Notes due 2010 were recorded at their fair value on the transaction date and will accrete to their face value at maturity. Premiums paid to holders of the 9.125% Senior Notes due 2008 and the 11% Senior Notes due 2010 of $41 million reduced the gain on extinguishment of debt.

In accordance with EITF No. 96-19, the exchange of the 10.5% Senior Discount Notes due 2008 was accounted for as a modification of the existing debt. The premiums paid to the holders of the 10.5% Senior Discount Notes due 2008 of $5 million were added to the existing debt issuance costs and will be amortized over the term of the 11.5% Senior Notes due 2010.

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

The 11.5% Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with the old notes not tendered in the exchange offers as well as all other senior unsecured obligations of the Company. The 11.5% Senior Notes due 2010 mature on March 1, 2010, and bear interest at a rate per annum equal to 11.5%. Interest on the notes is payable on March 1 and September 1 of each year, beginning on September 1, 2006. The Company may redeem some or all of the 11.5% Senior Notes due 2010 at any time on or after March 1, 2009, at 100% of their principal amount plus accrued interest.

The Company’s exchange offer registration statement for these notes was declared effective by the Securities and Exchange Commission on August 8, 2006 and the exchange offer relating to these notes was subsequently completed.

2006 Debt Tenders and Redemptions

On July 13, 2006, Level 3 redeemed all of its outstanding 9.125% Senior Notes due 2008 and 10.5% Senior Discount Notes due 2008 remaining after the debt exchange completed on January 13, 2006, described above. Aggregate principal, call premium and accrued interest totaled $470 million.

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

On December 27, 2006, Level 3 Financing, Inc. (“Level 3 Financing”) a wholly owned subsidiary of the Company, purchased for cash $497 million in total principal amount of its 10.75% Senior Notes due 2011, representing approximately 99.3% of the aggregate principal amount outstanding of all 10.75% Senior Notes Due 2011. Holders of the 10.75% Senior Notes due 2011 validly tendered and accepted for purchase by Level 3 Financing received $1,092.21 per $1,000 principal amount of the these notes, which included $1,062.21 as the purchase price and $30.00 as a consent payment. Level 3 Financing paid in cash approximately $528 million to purchase the 10.75% Senior Notes due 2011 as well as a $15 million consent payment and $11 million for total accrued interest to the closing date of the tender offer. The Company recorded a $54 million net loss on the early extinguishment of the debt, including unamortized debt issuance costs of $8 million.

Amendment and Restatement of Credit Facility

On June 27, 2006, Level 3 Financing amended and restated its existing $730 million senior secured credit facility (see Senior Secured Term Loan due 2011 below) to reduce the interest rate payable under the agreement by 400 basis points, modify the pre-payment provisions and make other specified changes.

The amendment of the credit facility was treated as an extinguishment of the existing debt instrument due to the significant change in lenders of the debt in accordance with EITF No. 96-19. The fair value of the amended and restated credit facility approximated the carrying value of the original credit facility as the interest rate of the amended and restated credit facility approximated current market rates. As part of the transaction, Level 3 Financing paid a prepayment premium of approximately $42 million to existing debt holders. The prepayment premium along with the unamortized deferred debt issuance costs of $13 million from the original offering, were recognized as a loss on the extinguishment of debt in the second quarter of 2006. The Company also incurred $11 million of third party costs to complete this transaction. These costs were reflected as deferred debt issuance costs and will be amortized to interest expense over the term of the debt using the effective interest method.

Debt Instruments

At December 31, 2006, Level 3 was in compliance with the covenants on all outstanding debt issuances.

Senior Secured Term Loan due 2011

On December 1, 2004, Level 3 Communications, Inc., as guarantor, Level 3 Financing, as borrower, and certain lenders entered into a credit agreement (“Credit Agreement”) pursuant to which the lenders extended a $730 million senior secured term loan (“Senior Secured Term Loan”) to Level 3 Financing. The term loan matures in 2011 and had a current interest rate of the London Interbank Offering Rate (“LIBOR”) plus an applicable margin of 700 basis points. On June 27, 2006, Level 3 Financing amended and restated the Senior Secured Term Loan to reduce the interest rate payable under the agreement by 400 basis points, modify the pre-payment provisions and make other specified changes.

Interest on the note accrues at the three month LIBOR and is payable in cash on March 5, June 5, September 5 and December 5 of each year, in arrears, beginning March 1, 2005. The interest rate was 8.37% at December 31, 2006 and was determined at the commencement of the interest period beginning December 5, 2006.

Level 3 Financing’s obligations under this term loan are, subject to certain exceptions, secured by certain assets of the Company; and certain of the Company’s material domestic subsidiaries that are engaged in the telecommunications business. The Company and these subsidiaries have also guaranteed the obligations of Level 3 Financing under the Senior Secured Term Loan. Level 3 Communications, LLC and its material domestic subsidiaries have guaranteed and have pledged certain of their assets to secure the obligations under the Senior Secured Term Loan. Certain of the initial subsidiary guarantors have been released from their pledge and guarantee obligations under the Senior Secured Term Loan.

The Credit Agreement includes certain negative covenants which restrict the ability of the Company, Level 3 Financing and any restricted subsidiary to engage in certain activities. The Credit Agreement also contains certain events of default. It does not require the Company or Level 3 Financing to maintain specific financial ratios.

Level 3 used the original net proceeds after transaction costs to fund the purchase of certain of its existing debt securities outstanding at the time.

Debt issuance costs of $17 million were originally capitalized and were being amortized to interest expense over the term of the Senior Secured Term Loan. As part of the amendment and restatement of the Senior Secured Term Loan, the remaining original debt issuance costs were written off and are included in the loss on the extinguishment of debt. The transaction costs to amend and restate the Senior Secured Term Loan in June 2006 of $11 million were capitalized and are being amortized to interest expense over the remaining term of the Senior Secured Term Loan. After amortization, debt issuance costs were approximately $10 million at December 31, 2006.

See Subsequent Events (Note 21) regarding the February 9, 2007 announcement to refinance the Senior Secured Term Loan.

11% Senior Notes due 2008

In February 2000, Level 3 Communications, Inc. received $779 million of net proceeds, after transaction costs, from a private offering of $800 million aggregate principal amount of its 11% Senior Notes due 2008 (“11% Senior Notes”). As of December 31, 2006 a total of $722 million aggregate principal amount of the 11% Senior Notes had been repurchased. Interest on the notes accrues at 11% per year and is payable semi-annually in arrears in cash on March 15 and September 15, beginning September 15, 2000. The 11% Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior debt. The 11% Senior Notes cannot be prepaid by Level 3 Communications, Inc., and mature on March 15, 2008. The 11% Senior Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

Debt issuance costs of $21 million were originally capitalized and are being amortized to interest expense over the term of the 11% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2006.

See Subsequent Events (Note 21) regarding the February 15, 2007 announcement of the Company’s tender offer to purchase the 11% Senior Notes due 2008.

10.75% Senior Euro Notes due 2008

In February 2000, Level 3 Communications, Inc. received €488 million ($478 million when issued) of net proceeds, after debt issuance costs, from an offering of €500 million aggregate principal amount 10.75% Senior Euro Notes due 2008 (“10.75% Senior Euro Notes”). As of December 31, 2006, a total of €450 million aggregate principal amount of the 10.75% Senior Euro Notes had been repurchased. Interest on the notes accrues at 10.75% per year and is payable in Euros semi-annually in arrears on March 15 and

September 15 each year beginning on September 15, 2000. The 10.75% Senior Euro Notes are not redeemable by Level 3 Communications, Inc. prior to maturity. Debt issuance costs of €12 million were originally capitalized and are being amortized over the term of the 10.75% Senior Euro Notes. As a result of amortization and debt repurchases, the net capitalized debt issuance costs have been reduced to less than €1 million at December 31, 2006.

The 10.75% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 10.75% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

The issuance of the €500 million 10.75% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company’s foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such investment. The 10.75% Senior Euro Notes were valued, based on current exchange rates, at $65 million in the Company’s consolidated financial statements at December 31, 2006. The difference between the carrying value at December 31, 2006 and the value at issuance, after repurchases, is recorded in other comprehensive income.

See Subsequent Events (Note 21) regarding the February 20, 2007 announcement of the Company’s tender offer to purchase the 10.75% Senior Euro Notes due 2008.

12.875% Senior Discount Notes due 2010

In February 2000, Level 3 Communications, Inc. sold in a private offering $675 million aggregate principal amount at maturity of its 12.875% Senior Discount Notes due 2010 (“12.875% Senior Discount Notes”). The sale proceeds of $360 million, excluding debt issuance costs, were recorded as long-term debt. As of December 31, 2006, a total of $187 million aggregate principal amount at maturity of the 12.875% Senior Discount Notes had been repurchased, leaving $488 million aggregate principal amount outstanding. Interest on the 12.875% Senior Discount Notes accreted at a rate of 12.875% per year, compounded semi-annually, to 100% of their principal amount on March 15, 2005, which is an aggregate principal amount of $488 million. Cash interest did not accrue on the 12.875% Senior Discount Notes prior to March 15, 2005. Commencing March 15, 2005, interest on the 12.875% Senior Discount Notes accrues at the rate of 12.875% per year and is payable in cash semi-annually in arrears.

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

Debt issuance costs of $9 million were originally capitalized and are being amortized to interest expense over the term of the 12.875% Senior Discount Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $2 million at December 31, 2006.

See Subsequent Events (Note 21) regarding the February 15, 2007 announcement of the Company’s call notice to redeem the 12.875% Senior Discount Notes due 2010.

11.25% Senior Euro Notes due 2010

In February 2000, Level 3 Communications, Inc. received €293 million ($285 million when issued) of net proceeds, after debt issuance costs, from an offering of €300 million aggregate principal amount 11.25% Senior Euro Notes due 2010 (“11.25% Senior Euro Notes”). As of December 31, 2006, a total of €196 million aggregate principal amount of the 11.25% Senior Euro Notes had been repurchased. Interest on the notes accrues at 11.25% per year and is payable semi-annually in arrears in Euros on March 15 and September 15 each year beginning September 15, 2000.

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

Debt issuance costs of €7 million were originally capitalized and are being amortized over the term of the 11.25% Senior Euro Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to €1 million at December 31, 2006. The 11.25% Senior Euro Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior debt. The 11.25% Senior Euro Notes contain certain covenants, which among other things, limit additional indebtedness, dividend payments, certain investments and transactions with affiliates.

The issuance of the €300 million 11.25% Senior Euro Notes has been designated as, and is effective as, an economic hedge against the investment in certain of the Company’s foreign subsidiaries. Therefore, foreign currency gains and losses resulting from the translation of the debt have been recorded in other comprehensive income (loss) to the extent of translation gains or losses on such net investment. The 11.25% Senior Euro Notes were valued, based on current exchange rates, at $137 million in the Company’s financial statements at December 31, 2006. The difference between the carrying value at December 31, 2006 and the value at issuance, after repurchases, is recorded in other comprehensive income.

See Subsequent Events (Note 21) regarding the February 15, 2007 announcement of the Company’s call notice to redeem the 11.25% Senior Euro Notes due 2010.

11.25% Senior Notes due 2010

In February 2000, Level 3 Communications, Inc. received $243 million of net proceeds, after transaction costs, from a private offering of $250 million aggregate principal amount of its 11.25% Senior Notes due 2010 (“11.25% Senior Notes”). As of December 31, 2006, a total of $154 million aggregate principal amount of the 11.25% Senior Notes had been repurchased. Interest on the notes accrues at

11.25% per year and is payable semi-annually in arrears on March 15 and September 15 in cash beginning September 15, 2000.

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

Debt issuance costs of $7 million were originally capitalized and are being amortized to interest expense over the term of the 11.25% Senior Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $1 million at December 31, 2006.

See Subsequent Events (Note 21) regarding the February 15, 2007 announcement of the Company’s call notice to redeem the 11.25% Senior Notes due 2010.

10.75% Senior Notes due 2011

In October 2003, Level 3 Financing received $486 million of net proceeds from a private placement offering of $500 million aggregate principal amount of its 10.75% Senior Notes due 2011 (“10.75% Senior Notes”). As of December 31, 2006, a total of $497 million aggregate principal amount of the 10.75% Senior Notes had been redeemed. Interest on the notes accrues at 10.75% per year and is payable in arrears on April 15 and October 15 each year in cash. These notes are guaranteed by Level 3 Communications, LLC and Level 3 Communications, Inc. (See Note 20).

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

In connection with the tender offer and related consent solicitation on December 27, 2006, Level 3 Financing entered into a Supplemental Indenture, dated as of October 1, 2003 (“10.75% Note Indenture”), among Level 3, as Guarantor, Level 3 Financing, as issuer, and The Bank of New York, as Trustee, relating to the 10.75% Notes. Pursuant to the Supplemental Indenture, the 10.75% Note Indenture was amended to eliminate substantially all of the covenants, certain repurchase rights and certain events of default and related provisions contained in the 10.75% Note Indenture.

The 10.75% Senior Notes are senior, unsecured obligations of Level 3 Financing, ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Financing.

Debt issuance costs of $14 million were originally capitalized and are being amortized to interest expense over the term of the 10.75% Senior Notes. As a result of amortization and the repurchase transaction, the capitalized debt issuance costs have been reduced to less than $1 million at December 31, 2006.

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

The Floating Rate Senior Notes due 2011 rank equal in right of payment with all other senior unsecured obligations of Level 3 Financing and have an initial interest rate equal to the six month London Interbank Offered Rate (“LIBOR”), plus 6.375%, which will be reset semi-annually. Interest on the notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The interest rate was 11.8% at December 31, 2006. The Floating Rate Senior Notes due 2011 were priced at 96.782% of par and will mature on March 15, 2011. The discount of $4 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the Floating Rate Senior Notes due 2011 using the effective interest method. As of December 31, 2006, these notes are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (See Note 20).

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

Debt issuance costs of $3 million were capitalized and are being amortized over the term of the Floating Rate Senior Notes due 2011 using the effective interest method. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $3 million at December 31, 2006.

See Subsequent Events (Note 21) regarding the February 15, 2007 announcement of Level 3 Financing’s tender offer to purchase the Floating Rate Senior Notes due 2011.

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

The 12.25% Senior Notes due 2013 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. As of December 31, 2006, these notes are guaranteed by Level 3 Communications, Inc. and Level 3 Communications, LLC (See Note 20). The notes will mature on March 15, 2013. Interest on the notes accrues at 12.25% per year and is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The $250 million of 12.25% Senior Notes due 2013 issued on March 14, 2006 were priced at 96.618% of par. The $300 million of 12.25% Senior Notes due 2013 issued on April 6, 2006 were priced at 102% of par. The resulting net discount of the two issuances of approximately $2 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the remaining term of the 12.25% Senior Notes due 2013 using the effective interest method.

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

Debt issuance costs of approximately $11 million were capitalized and are being amortized over the term of the 12.25% Senior Notes due 2013. As a result of amortization, the capitalized debt issuance costs have been reduced to $10 million at December 31, 2006.

9.25% Senior Notes Due 2014

On October 30, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. as borrower, received $588 million of net proceeds after transaction costs, from a private offering of $600 million aggregate principal amount of its 9.25% Senior Notes due 2014 (“9.25% Senior Notes Due 2014”). On December 13, 2006, Level 3 Communications, Inc., as guarantor and Level 3 Financing, Inc. as borrower, received $661 million of net proceeds after transaction costs and accrued interest, for a second offering of $650 million aggregate principal amount of 9.25% Senior Notes due 2014. These notes together with the $600 million aggregate principal amount of 9.25% Senior Notes due 2014 issued on October 30, 2006 were issued under the same indenture and will be treated as a single series of notes. The Company received total net proceeds of $1.239 billion (excluding prepaid interest).

The 9.25% Senior Notes due 2014 are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. As of December 31, 2006, these notes are guaranteed by Level 3 Communications, Inc. (See Note 20). The notes will mature on November 1, 2014. Interest on the 9.25% Senior Notes Due 2014 accrues at 9.25% interest per year and is payable semi-annually in cash on May 1 and November 1 beginning May 1, 2007. The $600 million of 9.25% Senior Notes due 2014 issued on October 30, 2006 were priced at par. The $650 million of 9.25% Senior Notes due 2014 issued on December 13, 2006 were priced at 101.75% of par plus accrued interest from October 30, 2006, representing an effective yield of 8.86% to the purchasers of these senior notes. The resulting premium of the two issuances of approximately $11 million is reflected as an increase to long-term debt and is being amortized as a reduction to interest expense over the remaining term of the 9.25% Senior Notes due 2014 using the effective interest method.

The debt represented by the 9.25% Senior Notes Due 2014 constitutes purchase money indebtedness under the indentures of Level 3 Communications, Inc. A portion of the proceeds were used to redeem $497 million of the Company’s 10.75% Senior Notes Due 2008 on December 27, 2006. Gross proceeds from this offering that exceed the amount necessary to repurchase or refinance the 10.75% Senior Notes Due 2008 constitutes purchase money indebtedness and will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any assets to be used in the Company’s communications business, including the cash purchase price of any past, pending or future acquisitions.

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

At any time or from time to time on or prior to November 1, 2009, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 9.25% Senior Notes Due 2014 at a redemption price equal to 109.250% of the principal amount of those notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 9.25% Senior Notes Due 2014 would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

The 9.25% Senior Notes Due 2014 are not currently registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. On October 30, 2006 and December 28, 2006, Level 3, Level 3 Financing and the initial purchasers of the 9.25% Senior Notes Due 2014 entered into registration rights agreements relating to the 9.25% Senior

Notes Due 2014 pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission. The registration statement has been filed but not yet declared effective.

Under the terms of the registration rights agreements, Level 3 Financing may be required to pay “Special Interest” in the event of a registration default. Special Interest will accrue at a rate of 0.50% per annum on the principal amount during the 90-day period after the occurrence of the registration default and will increase by 0.25% per annum at the end of each subsequent 90-day period. In no event will the rate exceed 1.00% per annum on the principal amount. If the exchange offer is completed on the terms and within the period contemplated by the registration rights agreements, no special interest will be payable. A registration default may occur if the Company fails to file with the Securities and Exchange Commission and have declared effective the exchange offer registration statement by certain dates as specified in the registration rights agreement. The Company believes that the likelihood of having to make Special Interest payments under the terms of the registration rights agreement is remote and, as a result, has not accrued a liability for any obligation under the agreement.

Debt issuance costs of approximately $23 million were capitalized and are being amortized over the term of the 9.25% senior Notes Due 2014. As a result of amortization, the capitalized debt issuance costs have been reduced to $22 million at December 31, 2006.

2.875% Convertible Senior Notes due 2010

In July 2003, Level 3 Communications, Inc. completed the offering of $374 million aggregate principal amount of its 2.875% Convertible Senior Notes due 2010 (“2.875% Convertible Senior Notes”) in an underwritten public offering pursuant to the Company’s shelf registration statement. Interest on the notes accrues at 2.875% per year and is payable semi-annually in arrears in cash on January 15 and July 15, beginning January 15, 2004. The 2.875% Convertible Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured debt. The 2.875% Convertible Senior Notes contain certain covenants, which among other things, limit additional liens on assets of the Company.

The 2.875% Convertible Senior Notes are convertible into shares of the Company’s common stock at a conversion rate of $7.18 per share, subject to certain adjustments. On or after July 15, 2007, Level 3, at its option, may redeem for cash all or a portion of the notes. Level 3 may exercise this option only if the current market price for the Level 3 common stock for at least 20 trading days within any 30 consecutive trading day period exceeds prices ranging from 170% of the conversion price on July 15, 2007 decreasing to 150% of the conversion price on or after July 15, 2009. Level 3 would also be obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

Level 3 used the net proceeds of $361 million, after transaction costs, for working capital, capital expenditures and other general corporate purposes, including new product development, debt repurchases and acquisitions.

Debt issuance costs of $13 million were originally capitalized and are being amortized to interest expense over the term of the 2.875% Convertible Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to $6 million at December 31, 2006.

5.25% Convertible Senior Notes due 2011

On December 2, 2004, Level 3 Communications, Inc. completed the offering of $345 million aggregate principal amount of its 5.25% Convertible Senior Notes due 2011 (“5.25% Convertible Senior Notes”) in a private offering. Interest on the notes accrues at 5.25% per year and is payable semi-annually in arrears in cash on June 15 and December 15, beginning June 15, 2005. The 5.25% Convertible Senior Notes are senior, unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured debt of Level 3 Communications, Inc. The 5.25% Convertible Senior Notes contain certain covenants which limit additional liens on assets of the Company.

The 5.25% Convertible Senior Notes are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion rate of $3.98 per share, subject to certain adjustments. Upon conversion, the Company will have the right to deliver cash in lieu of shares of its common stock, or a combination of cash and shares of common stock. In addition, holders of the 5.25% Convertible Senior Notes will have the right to require the Company to repurchase the notes upon the occurrence of a change in control, as defined, at a price of 100% of the principal amount plus accrued interest and a make whole premium.

On or after December 15, 2008, Level 3, at its option, may redeem for cash all or a portion of the notes. The 5.25% Convertible Senior Notes are subject to redemption at the option of Level 3, in whole or in part, at any time or from time to time, on not more than 60 nor less than 30 days’ notice, on or after December 15, 2008, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning December 15, of the years indicated below:

Year	Redemption Price
2008	102.250%
2009	101.500%
2010 and thereafter	100.750%

In connection with the issuance of the notes, Level 3 used approximately $62 million of the net proceeds of the offering to enter into convertible note hedge and warrant transactions with respect to the Company’s common stock to reduce the potential dilution from conversion of the notes. Level 3 used the remainder of the net proceeds from this offering to fund repurchases of its existing debt securities due in 2008.

Under the terms of the convertible note hedge arrangement (the “Convertible Note Hedge”) with Merrill Lynch International (“Merrill”), Level 3 paid $125 million for a forward purchase option contract under which it is entitled to purchase from Merrill a fixed number of shares of Level 3 common stock (at a current price per share of $3.98). In the event of the conversion of the notes, this forward purchase option contract allows the Company to purchase, at a fixed price equal to the implicit conversion price of shares issued under the convertible notes, a number of shares equal to the shares that Level 3 issues to a note holder upon conversion. Settlement terms of this forward purchase option allow the Company to elect cash or share settlement based on the settlement option it chooses in settling the conversion feature of the notes. The Company accounted for the Convertible Note Hedge pursuant to the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF No. 00-19”). Accordingly, the $125 million purchase price of the forward stock purchase option contract was recorded as a reduction to consolidated stockholders’ equity.

Level 3 also sold to Merrill a warrant (the “Warrant”) to purchase shares of Level 3 common stock. The Warrant is currently exercisable for 86,596,380 shares of Level 3 common stock at a current exercise price of $6.00 per share. Level 3 received $63 million cash from Merrill in return for the sale of this forward share purchase option contract. Merrill cannot exercise the Warrant unless and until a conversion event occurs. Level 3 has the option of settling the Warrant in cash or shares of Level 3 common stock. The Company accounted for the sale of the Warrant as the sale of a permanent equity instrument pursuant to the guidance in EITF No. 00-19. Accordingly, the $63 million sales price of the forward stock purchase option contract was recorded as an increase to consolidated stockholders’ equity.

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

Debt issuance costs of $11 million were originally capitalized and are being amortized to interest expense over the term of the 5.25% Convertible Senior Notes. As a result of amortization, debt issuance costs were $8 million at December 31, 2006.

10% Convertible Senior Notes due 2011

In April 2005, Level 3 Communications, Inc. received $877 million of net proceeds, after giving effect to offering expenses, from an offering of $880 million aggregate principal amount of its 10% Convertible Senior Notes due 2011 (“10% Convertible Senior Notes”) to institutional investors. Interest on the notes accrues at 10% per year and will be payable semi-annually on May 1 and November 1 beginning on November 1, 2005. The 10% Convertible Senior Notes are unsecured unsubordinated obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future unsecured unsubordinated debt of Level 3 Communications, Inc. The 10% Convertible Senior Notes contain certain covenants which limit additional liens on assets of the Company.

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

On or after May 1, 2009, Level 3, at its option, may redeem for cash all or a portion of the notes. The 10% Convertible Senior Notes are subject to redemption at the option of Level 3, in whole or in part, at any time or from time to time, on not more than sixty nor less than thirty days’ notice, on or after May 1, 2009, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning May 1, of the years indicated below:

Year	Redemption Price
2009	103.330%
2010 and thereafter	101.670%

Debt issuance costs of $3 million were originally capitalized and are being amortized to interest expense over the term of the 10% Convertible Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to $1 million at December 31, 2006.

See Subsequent Events (Note 21) regarding the January 2007 debt for equity exchange of the Company’s 10% Convertible Senior Notes due 2011.

3.5% Convertible Senior Notes due 2012

On June 13, 2006 Level 3 Communications, Inc. received $326 million of net proceeds, after giving effect to offering expenses, from a public offering of $335 million aggregate principal amount of its 3.5% Convertible Senior Notes due 2012 (“3.5% Convertible Senior Notes”). The 3.5% Convertible Senior Notes were priced at 100% of the principal amount. The notes are senior unsecured obligations of the Company, ranking equal in right of payment with all the Company’s existing and future unsubordinated indebtedness. The 3.5% Convertible Senior Notes will mature on June 15, 2012. Interest on the notes will be payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2006.

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

Level 3 used a portion of the net proceeds from this offering and its common stock offering completed in the second quarter of 2006 to redeem certain debt securities maturing in 2008. The remaining proceeds were used for acquisitions and for general corporate purposes, including working capital and capital expenditures.

Debt issuance costs of $9 million were originally capitalized and are being amortized to interest expense over the term of the 3.5% Convertible Senior Notes. As a result of amortization, the capitalized debt issuance costs have been reduced to approximately $9 million at December 31, 2006.

9% Convertible Senior Discount Notes due 2013

In October 2003, Level 3 completed the exchange of approximately $352 million (book value) of debt and accrued interest outstanding, as of October 24, 2003, for approximately 20 million shares of Level 3 common stock and $208 million (book value) of a new issue of 9% Convertible Senior Discount Notes.

Level 3 Communications, Inc. issued $295 million aggregate principal amount at maturity of 9% Convertible Senior Discount Notes. Interest on the 9% Convertible Senior Discount Notes accretes at a rate of 9% per annum, compounded semiannually, to an aggregate principal amount of $295 million by October 15, 2007. Cash interest will not accrue on the 9% Convertible Senior Discount Notes prior to October 15, 2007; however, Level 3 Communications, Inc. may elect to commence the accrual of cash interest on all outstanding 9% Convertible Senior Discount Notes on or after October 15, 2004, in which case the outstanding principal amount at maturity of each 9% Convertible Senior Discount Note will, on the elected commencement date, be reduced to the accreted value of the 9% Convertible Senior Discount Note as of that date and cash interest shall be payable on that Note on April 15 and October 15 thereafter. Commencing October 15, 2007, interest on the 9% Convertible Senior Discount Notes will accrue at the rate of 9% per annum and will be payable in cash semiannually in arrears. Accrued interest expense for the year ended December 31, 2006 on the 9% Convertible Senior Discount Notes of less than $1 million was added to long-term debt.

The 9% Convertible Senior Discount Notes are convertible into shares of the Company’s common stock at a conversion rate of $9.99 per share, subject to certain adjustments. The total number of shares issuable upon conversion will range from approximately 25 million to 30 million shares depending upon the total accretion prior to conversion. On or after October 15, 2008, Level 3, at its option, may redeem for cash all or a portion of the notes. Level 3 may exercise this option only if the current market price for at least 20 trading days within any 30 consecutive trading day period exceeds 140% of the conversion price on October 15, 2008. This amount will be decreased to 130% and 120% on October 15, 2008 and 2009, respectively, if the initial holders sell greater than 33.33% of the notes. Level 3 is also obligated to pay the holders of the redeemed notes a cash amount equal to the present value of all remaining scheduled interest payments.

The 9% Convertible Senior Discount Notes will be subject to conversion into common stock at the option of the holder, in whole or in part, at any time or from time to time after 180 days after the issue date at the following conversion prices (expressed as percentages of accreted value) plus accrued and unpaid interest thereon to the conversion date, of the time periods indicated below:

Year	Redemption Price
October 15, 2006 - April 14, 2007	91.656%
April 15, 2007 - October 14, 2007	95.780%
October 15, 2007 and thereafter	100.090%

These notes are senior unsecured obligations of Level 3 Communications, Inc., ranking pari passu with all existing and future senior unsecured indebtedness of Level 3 Communications, Inc.

6% Convertible Subordinated Notes due 2009

In September 1999, the Company received $798 million of proceeds, after transaction costs, from an offering of $823 million aggregate principal amount of its 6% Convertible Subordinated Notes Due 2009 (“Subordinated Notes 2009”). The Subordinated Notes 2009 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2009 accrues at 6% per year and is payable each year in cash on March 15 and September 15. The principal amount of the Subordinated Notes 2009 will be due on September 15, 2009. The Subordinated Notes 2009 may be converted into shares of common stock of the Company at any time prior to maturity, unless previously redeemed, repurchased or the Company has caused the conversion rights to expire. The conversion rate is 15.3401 shares per each $1,000 principal amount of Subordinated Notes 2009, subject to adjustment in certain circumstances. On or after September 15, 2002, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $91.27 (which represents 140% of the conversion price) for 20 trading days within any period of 30 consecutive trading days including the last day of that period. As of December 31, 2006, less than $1 million of debt had been converted into shares of common stock. As of December 31, 2006, a total of $461 million aggregate principal amount of the Subordinated Notes 2009 had been repurchased or exchanged for common stock.

Debt issuance costs of $25 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes 2009. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $3 million at December 31, 2006.

6% Convertible Subordinated Notes due 2010

In February 2000, Level 3 Communications, Inc. received $836 million of net proceeds, after transaction costs, from a public offering of $863 million aggregate principal amount of its 6% Convertible Subordinated Notes due 2010 (“Subordinated Notes 2010”). The Subordinated Notes 2010 are unsecured and subordinated to all existing and future senior indebtedness of the Company. Interest on the Subordinated Notes 2010 accrues at 6% per year and is payable semi-annually in cash on March 15 and September 15 beginning September 15, 2000. The principal amount of the Subordinated Notes 2010 will be due on March 15, 2010.

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

On or after March 18, 2003, Level 3, at its option, may cause the conversion rights to expire. Level 3 may exercise this option only if the current market price exceeds approximately $188.78 (which represents 140% of the conversion price) for at least 20 trading days within any period of 30 consecutive trading days, including the last trading day of that period. As of December 31, 2006, no debt had been converted into shares of common stock. As of December 31, 2006, a total of $350 million aggregate principal amount of the Subordinated Notes 2010 had been repurchased or exchanged for common stock.

Debt issuance costs of $27 million were originally capitalized and are being amortized to interest expense over the term of the Subordinated Notes. As a result of amortization and debt repurchases, the capitalized debt issuance costs have been reduced to $5 million at December 31, 2006.

Commercial Mortgage

In the third quarter of 2005, the Company completed a refinancing of the mortgage on its corporate headquarters. On September 27, 2005, HQ Realty, Inc. entered into a $70 million loan at an initial fixed rate of 6.86% through 2010, the anticipated repayment date as defined in the loan agreement (“CBRE Commercial Mortgage”). After 2010 through maturity in 2015, the interest rate will adjust to the greater of 9.86% or the five year U.S. Treasury rate plus 300 basis points. HQ Realty, Inc. received $66 million of net proceeds after transaction costs and has deposited $4 million into restricted cash accounts for future facility improvements and property taxes. HQ Realty, Inc. was required to make interest only payments in the first year and began making monthly principal payments in the second year based on a 30-year amortization schedule.

Debt issuance costs of $1 million were capitalized and are being amortized as interest expense over the term of the CBRE Commercial Mortgage. As a result of amortization, the capitalized debt issuance costs have been reduced to $1 million at December 31, 2006.

The assets of HQ Realty, Inc. are not available to satisfy any third party obligations other than those of HQ Realty, Inc. In addition, the assets of the Company and its subsidiaries other than HQ Realty, Inc. are not available to satisfy the obligations of HQ Realty, Inc.

Capital Leases

As part of the Progress Telecom transaction completed on March 20, 2006, the Company assumed certain capital lease obligations of Progress Telecom for IRU dark fiber facilities of $9 million. The capital leases mature at various dates through 2021. As of December 31, 2006 the capital lease obligation is $8 million.

As part of the ICG Communications transaction on May 31, 2006, the Company assumed certain capital lease obligations of ICG Communications for IRU dark fiber facilities of $3 million. The capital leases mature at various dates through 2018. As of December 31, 2006 the capital lease obligation is approximately $3 million.

As part of the TelCove transaction completed on July 24, 2006, the Company assumed certain capital lease obligations of TelCove primarily for IRU dark fiber facilities of $13 million. The capital leases mature at various dates through December 2030. As of December 31, 2006 the capital lease obligation is approximately $12 million.

Future Debt Maturities:

The Company’s contractual obligations as of December 31, 2006 related to debt, including capital leases and excluding issue discounts and fair value adjustments will require estimated cash payments during each of the five succeeding years as follows: 2007—$5 million; 2008—$148 million; 2009—$365 million; 2010—$2,369 million, 2011—$2,110 million and $2,420 million thereafter.

(14)   Asset Retirement Obligations

Asset retirement obligation accretion expense of $24 million, $13 million and $11 million was recorded during the years ended December 31, 2006, 2005 and 2004, respectively; resulting in total asset retirement obligations, including reclamation costs for the coal business, of $202 million and $181 million at December 31, 2006 and 2005, respectively. The total asset retirement obligation as of December 31, 2006 includes $46 million of asset retirement obligation related to WilTel, ICG Communications and Looking Glass. The total asset retirement obligation as of December 31, 2005 includes WilTel’s asset retirement obligation of $35 million.

Expense of $21 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2006. In addition, expense of $3 million related to the Company’s coal mining business was recorded in cost of revenue on the consolidated statement of operations for the year ended December 31, 2006. This was partially offset by less than $1 million of gains recognized on settlement of obligations attributable to the use of internal resources rather than third parties to perform reclamation work. In addition, the coal mining business incurred $2 million of additional reclamation liabilities as a result of expanded mining activities and incurred $3 million of costs for work performed to remediate previously mined properties.

Level 3 recorded a reduction in the 2006 depreciation expense totaling approximately $5 million as a result of a change in the estimated future asset retirement obligation costs associated with its 50% interest in the Decker coal mine. In accordance with SFAS No. 143, Level 3 recorded the full impact of the change in estimate in the current period.

Expense of $10 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2005. In addition, expense of $3 million related to the Company’s coal mining business was recorded in cost of revenue on the consolidated statement of operations for the year ended December 31, 2005. In addition, the coal mining business incurred $3 million of additional reclamation liabilities as a result of expanded mining activities and incurred $2 million of costs for work performed to remediate previously mined properties.

Expense of $7 million related to the communications business was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2004. Expense of $4 million related to the Company’s coal mining business was recorded in cost of revenue on the consolidated statement of operations for the year ended December 31, 2004. In addition, the coal mining business incurred $4 million of additional reclamation liabilities as a result of expanded mining activities and incurred $1 million of costs for work performed to remediate previously mined properties.

The Company had noncurrent restricted cash of approximately $59 million and $56 million set aside to fund the reclamation liabilities at December 31, 2006 and 2005, respectively.

(15)   Employee Benefit Plans

The Company adopted the recognition provisions of SFAS No. 123 in 1998. Under SFAS No. 123, the fair value of an option or other stock-based compensation (as computed in accordance with accepted option valuation models) on the date of grant was amortized over the vesting periods of the options.

Although the recognition of the value of the instruments results in compensation or professional expenses in an entity’s financial statements, the expense differs from other compensation and professional expenses in that these charges may not be settled in cash, but rather, are generally settled through issuance of common stock.

Beginning January 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R requires that estimated forfeitures be factored in the amount of expense recognized for awards that are not fully vested. The Company has historically recorded the effect of forfeitures of equity awards as they occur. The effect of applying the change from the original provisions of SFAS No. 123 on the Company’s results of operations, basic and diluted earnings per share and cash flows for the year ended December 31, 2006 was not material.

The adoption of SFAS No. 123 has resulted in material non-cash charges to operations since its adoption in 1998, and the adoption of SFAS No. 123R on January 1, 2006 will continue to result in material non-cash charges to operations in the future. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants, the fair value of each grant estimated at the time of its award and the number of grants that ultimately vest.

The Company recognized in net loss from continuing operations a total of $84 million, $51 million and $43 million of non-cash compensation in 2006, 2005 and 2004, respectively. Included in discontinued operations is non-cash compensation expense of $2 million, $6 million and $3 million in 2006, 2005 and 2004, respectively. During the second quarter of 2006, the October 2005 and January 2006 grants were revalued using May 15, 2006 as the grant date, in accordance with SFAS No. 123R, which resulted in an additional $6 million increase in non-cash compensation expense. As stated in the Company’s proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company’s Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company’s Board of Directors to amend and restate the plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008. After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could have existed that may have resulted in an interpretation that the expiration date of the plan was September 25, 2005. To remove any ambiguity, the Board of Directors sought the approval of the Company’s stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010. This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006. In addition, the Company capitalized $2 million a year in 2006, 2005 and 2004, respectively, of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems.

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

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for each of the three years ended December 31, 2006.

	2006	2005	2004
	(dollars in millions)
OSO	$38	$18	$16
C-OSO	—	—	1
Restricted Stock	20	19	4
Shareworks Match Plan	—	(2)	4
401(k) Match Expense	18	15	18
401(k) Discretionary Grant Plan	12	9	5
	88	59	48
Capitalized Noncash Compensation	(2)	(2)	(2)
	86	57	46
Discontinued Operations	(2)	(6)	(3)
	$84	$51	$43

Non-qualified Stock Options and Warrants

The Company has not granted non-qualified stock options (“NQSOs”) since 2000. As of December 31, 2006, all NQSOs previously granted were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations. At December 31, 2006, there were approximately 4.9 million NQSOs outstanding with exercise prices ranging from $1.76 to $8.00. The weighted average exercise price of the NQSOs outstanding was $5.79 at December 31, 2006.

Transactions involving NQSOs granted are summarized as follows:

			Weighted
		Exercise Price	Average	Aggregate
	Units	Per Unit	Exercise Price	Intrinsic Value
				(in millions)
Balance December 31, 2003	8,921,364	$0.12 - $84.75	$5.95
Options granted	—	—	—
Options cancelled	(361,500)	5.43 - 84.75	8.23
Options exercised	—	—	—
Balance December 31, 2004	8,559,864	0.12 - 21.69	5.85	Less than $1.0
Options granted	—	—	—
Options cancelled	(606,150)	5.43 - 8.00	6.00
Options exercised	(61,168)	0.12 - 0.12	0.12
Options expired	(1,746,500)	4.04 - 21.69	6.36
Balance December 31, 2005	6,146,046	1.76 - 8.00	5.75	Less than $1.0
Options granted	—	—	—
Options cancelled	(553,248)	1.76 - 8.00	6.29
Options exercised	(689,250)	4.95 - 5.43	4.97
Options expired	—	—	—
Balance December 31, 2006	4,903,548	$1.76 - $ 8.00	$5.79	$1.0
Options exercisable:
December 31, 2004	8,559,864	$0.12 - $21.69	$5.85
December 31, 2005	6,146,046	1.76 - 8.00	5.75
December 31, 2006	4,903,548	$1.76 - $ 8.00	$5.79

		Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$1.76 – $1.76	2,348	1.28	$1.76
5.43 – 5.43	3,654,825	0.78	5.43
$6.20 – $8.00	1,246,375	1.06	6.89
	4,903,548	0.85	$5.79

At December 31, 2006, there were approximately 14.6 million warrants outstanding ranging in exercise price from $4.00 to $29.00. As of December 31, 2006, all of the warrants previously granted were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations. Of these warrants, all were exercisable at December 31, 2006, with a weighted average exercise price of $7.79 per warrant.

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

Outperform Stock Options

In April 1998, the Company adopted an outperform stock option (“OSO”) program that was designed so that the Company’s stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management’s and stockholders’ interests by basing stock option value on the Company’s ability to outperform the market in general, as measured by the Standard & Poor’s (“S&P”) 500 Index. Participants in the OSO program do not realize any value from awards unless the Company’s common stock price outperforms the S&P 500 Index during the life of the grant. When the stock price gain is greater than the corresponding gain on the S&P 500 Index (or less than the corresponding loss on the S&P 500 Index for grants awarded before September 30, 2005), the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Company’s common stock outperforms the S&P 500 Index. To the extent that Level 3’s common stock outperforms the S&P 500 Index, the value of OSO units to a holder may exceed the value of nonqualified stock options.

In August 2002, the Company modified the OSO program as follows:

•       OSO targets are communicated in terms of number of OSO units rather than a theoretical dollar value.

•       The success multiplier was reduced from eight to four.

•       Awards will vest over 2 years and have a 4-year life. Fifty percent of the award will vest at the end of the first year after grant, with the remaining 50% vesting over the second year (12.5% per quarter).

The initial strike price, as determined on the day prior to the OSO grant date, is adjusted over time (the “Adjusted Strike Price”), until the exercise date. The adjustment is an amount equal to the percentage appreciation or depreciation in the value of the S&P 500 Index from the date of grant to the date of exercise. The value of the OSO increases for increasing levels of outperformance. OSO units outstanding at December 31, 2006 have a multiplier range from zero to four depending upon the performance of Level 3 common stock relative to the S&P 500 Index as shown in the following table.

If Level 3 Stock
Outperforms the	Then the Pre-multiplier Gain Is
S&P 500 Index by:	Multiplied by a Success Multiplier of:
0% or Less	0.00
More than 0% but Less than 11%	Outperformance percentage multiplied by 4/11
11% or More	4.00

The Pre-multiplier gain is the Level 3 common stock price minus the Adjusted Strike Price on the date of exercise.

Upon exercise of an OSO, the Company shall deliver or pay to the grantee the difference between the Fair Market Value of a share of Level 3 common stock as of the day prior to the exercise date, less the Adjusted Strike Price, the “Exercise Consideration”. The Exercise Consideration may be paid in cash, Level 3 common stock or any combination of cash or Level 3 common stock at the Company’s discretion. The number of shares of Level 3 common stock to be delivered by the Company to the grantee is determined by dividing the Exercise Consideration to be paid in Level 3 common stock by the Fair Market Value of a share of Level 3 common stock as of the date prior to the exercise date. Fair Market Value is defined in the OSO agreement, but is currently the closing price per share of Level 3 common stock on the NASDAQ exchange. Exercise of the OSO units does not require any cash outlay by the employee.

OSO awards are granted quarterly to eligible participants. Awards outstanding at December 31, 2006 have a 4-year life and vest 50% at the end of the first year after the grant, with the remaining 50% vesting over the second year (12.5% per quarter).

The fair value of the OSO units granted is calculated by applying a modified Black-Scholes model with the assumptions identified below. The Company utilized a modified Black-Scholes model due to the additional variables required to calculate the impact of the success multiplier of the OSO program. Beginning January 1, 2006, as a result of the adoption of SFAS No. 123R, the Company also considers the estimated forfeiture rate to measure the value of outperform stock options granted to employees. The Company believes that given the relative short life of the options and the other variables used in the model, the modified Black-Scholes model provides a reasonable estimate of the fair value of the OSO units at the time of grant.

	Year Ended December 31,
	2006	2005	2004
S&P 500 Expected Dividend Yield Rate	1.78%	1.99%	1.54%
Expected Life	3.4 years	2 years	2 years
S&P 500 Expected Volatility Rate	12%	13%	15%
Level 3 Common Stock Expected Volatility Rate	55%	55%	56%
Expected S&P 500Correlation Factor	.28	.30	.19
Calculated Theoretical Value	153%	116%	120%
Estimated Forfeiture Rate	10.19%	—	—

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

As part of a comprehensive review of its long-term compensation program, the Company temporarily suspended awards of OSO units in April 2005. During the second quarter of 2005, the Company granted participants in the plan restricted stock units, discussed below.

Beginning in the third quarter 2005, the Company issued both restricted stock units and OSO units as part of its long-term compensation program. In the third quarter of 2005, the Company made a grant for 2005 of restricted stock units that vest ratably over four years.

The fair value under SFAS No. 123 and SFAS No. 123R for the approximately 8 million, 6 million and 5 million OSO units awarded to participants during the year ended December 31, 2006, 2005 and  2004, respectively, was approximately $50 million, $18 million and $22 million, respectively. As of December 31, 2006, the Company had not reflected $26 million of unamortized compensation expense in its financial statements for previously granted OSO units. The weighted average period over which this cost will be recognized is 1.48 years.

Transactions involving OSO units awarded are summarized in the table below. The Option Price Per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit	Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
				(in millions)
Balance December 31, 2003	21,483,414	$2.45 - $113.87	$15.36
Options granted	5,394,056	2.59 - 5.70	3.36
Options cancelled	(211,876)	2.45 - 113.87	4.80
Options expired	(4,873,816)	3.02 - 113.87	41.94
Options exercised	(430,256)	2.45 - 5.58	3.64
Balance December 31, 2004	21,361,522	2.45 - 25.31	6.61	$5.3	1.59 years
Options granted	5,859,066	2.03 - 3.39	2.61
Options cancelled	(1,048,494)	2.03 - 25.31	3.00
Options expired	(11,841,490)	2.59 - 25.31	8.91
Options exercised	(84,628)	2.45 - 3.02	2.86
Balance December 31, 2005	14,245,976	2.03 - 6.66	3.34	$9.3	2.34 years
Options granted	8,092,915	2.87 - 5.39	4.49
Options cancelled	(1,101,849)	2.03 - 6.66	3.71
Options expired	(3,010,367)	2.03 - 6.66	3.62
Options exercised	(2,941,180)	2.03 - 4.44	2.97
Balance December 31, 2006	15,285,495	$2.03 - $6.66	$3.93	$82.7	2.54 years
Options exercisable (“vested”):
December 31, 2004	15,507,847	$2.45 - $25.31	$7.75
December 31, 2005	8,453,296	2.59 - 6.66	3.88
December 31, 2006	7,903,200	$2.03 - $6.66	$3.48	$52.5	1.78 years

	OSO units Outstanding at December 31, 2006			OSO units Exercisable at December 31, 2006
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighed Average Initial Strike Price	Number Exercisable	Weighted Average Initial Strike Price
$2.03 - $3.02	5,422,623	2.61	$2.46	3,673,073	$2.43
3.39 - 4.90	4,744,598	2.22	4.02	2,897,904	3.76
5.16 - 6.66	5,118,274	2.76	5.41	1,332,223	5.75
	15,285,495	2.54	$3.93	7,903,200	$3.48

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500 Index as of December 31, 2006.

The total realized value of OSO units exercised for the years ended December 31, 2006, 2005 and 2004 were $20 million, $6 million and $10 million, respectively. For the twelve months ended December 31, 2006, 2005 and 2004, respectively, the Company issued 3.8 million, 2.7 million and 2.1 million shares of Level 3 common stock upon the exercise of OSO units. The number of shares of Level 3 stock issued upon exercise of an OSO unit varies based upon the relative performance of Level 3’s stock price and the S&P 500 Index between the initial grant date and exercise date of the OSO unit.

At December 31, 2006, based on the Level 3 common stock price and post-multiplier values, the Company was obligated to issue 9.4 million shares for vested and exercisable OSOs as the percentage increase in the S&P 500 Index exceeded the percentage increase in the Level 3 stock price for all grants.

In July 2000, the Company adopted a convertible outperform stock option program (“C-OSO”) as an extension of the existing OSO plan. The program was a component of the Company’s ongoing employee retention efforts and offered similar features to those of an OSO, but provided an employee with the greater of the value of a single share of the Company’s common stock at exercise, or the calculated OSO value of a single OSO at the time of exercise.

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

As of December 31, 2005, the Company had fully amortized the compensation expense in its financial statements for C-OSO units awarded in 2000 and 2001. The final series of C-OSO units granted to employees expired in 2005. There are no C-OSO units outstanding at December 31, 2005.

Transactions involving C-OSO units are summarized below:

	Units	Option Price Per Unit	Weighted Average Option Price
Balance December 31, 2003	4,064,682	$3.82 - $87.23	$15.38
Options cancelled	(24,029)	3.82 - 87.23	3.82
Options expired	(101,096)	3.82 - 87.23	33.38
Options exercised	(1,162,778)	3.82 - 87.23	41.67
Balance December 31, 2004	2,776,779	3.82 - 3.82	3.82
Options cancelled	—	—	—
Options expired	(137,980)	3.82 - 3.82	3.82
Options exercised	(2,638,799)	3.82 - 3.82	3.82
Balance December 31, 2005	—	$—	$—
Options exercisable:
December 31, 2004	2,776,779	$3.82 - 3.82	$3.82
December 31, 2005	—	—	—

Restricted Stock and Units

In 2006, 2005 and 2004, approximately 5.9 million, 24.6 million and 0.8 million restricted stock shares or restricted stock units, respectively, were awarded to employees and non-employee members of the Board of Directors. The restricted stock units and shares were granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded in 2006 of $27 million was calculated using the value of the Level 3 common stock on the grant date and is being amortized over the restriction lapse periods of the awards. The fair value of restricted stock units and shares awarded in 2005 and 2004 of $50 million and $2 million, respectively, was calculated using the value of the Level 3 common stock the day prior to the award and is being amortized over the restriction lapse periods of the awards. As of December 31, 2006, the total compensation cost related to nonvested restricted stock or restricted stock units not yet recognized was $29 million, and the weighted average period over which this cost will be recognized is 2.9 years.

The changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2003	787,358	$5.35
Stock and units granted	696,947	3.52
Lapse of restrictions	(472,020)	5.42
Stock and units forfeited	(32,128)	4.15
Nonvested at December 31, 2004	980,157	4.05
Stock and units granted	24,627,233	2.03
Lapse of restrictions	(719,716)	3.80
Stock and units forfeited	(1,510,831)	2.12
Nonvested at December 31, 2005	23,376,843	2.06
Stock and units granted	5,874,765	4.65
Lapse of restrictions	(7,225,744)	2.13
Stock and units forfeited	(2,575,137)	2.45
Nonvested at December 31, 2006	19,450,727	$2.76

The Weighted Average Grant Date Fair Value of restricted stock and restricted stock units granted during the years ended December 31, 2006, 2005 and 2004 were $4.65, $2.03 and $3.52, respectively. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2006, 2005 and 2004 was $15 million, $2 million and $2 million, respectively.

Shareworks and 401(k) Plans

The Company had two plans under its Shareworks program: the Match Plan and the Grant Plan. In December 2002, in order to provide employees opportunities to diversify their investments in Company-sponsored savings and retirement plans, the Company decided to enhance the 401(k) plan by introducing a Company match on employee contributions. At the same time the Company determined that, effective January 1, 2003, the Shareworks Match Plan would be discontinued and the Shareworks Grant Plan would be rolled into the 401(k) plan.

Match Plan—The Match Plan was suspended on January 1, 2003. Prior to this date, the Match Plan allowed eligible employees to defer between 1% and 7% of their eligible compensation to purchase Level 3 common stock at the average stock price for the quarter. Full time employees of the communications business and certain information services businesses were considered eligible on the first day of the calendar quarter after their hire. The Company matched the shares purchased by the employee on a one-for-one basis. Stock purchased with payroll deductions was fully vested. Stock purchased with the Company’s matching contributions vested three years after the end of the quarter in which it was made. Effective January 1, 2003, past contributions to the Match Plan continued to vest, however, there will be no further contributions to the Plan by employees or the Company.

The Company’s quarterly matching contribution was amortized to compensation expense over the vesting period of 36 months.

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

The Company’s matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested. The Company’s matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions. The Company made 401(k) Plan matching contributions of $18 million, $14 million and $18 million for the year ended December 31, 2006, 2005 and 2004, respectively. The Company’s matching contributions were recorded as selling, general and administrative expenses.

The Company made a discretionary contribution to the 401(k) plan in Level 3 common stock for the years ended December 31, 2006, 2005 and 2004 equal to three percent, three percent and two percent of eligible employees’ earnings each year, respectively. The 2006 deposit is expected to be made into the employees’401(k) accounts during the first quarter of 2007. The 2005 and 2004 deposits were made into the employees’ 401(k) accounts during the first quarter of the subsequent year. Level 3 recorded an expense of $11 million, $8 million and $7 million attributable for the discretionary contribution in 2006, 2005 and 2004, respectively.

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

The TelCove and Looking Glass employees began contributing to the Level 3 plan on August 4, 2006 and September 9, 2006, respectively. The matching cash contributions made to the TelCove and Looking Glass plans for the period from the respective acquisition dates to the dates employees began contributing to the Level 3 plan was less than $1 million each for TelCove and Looking Glass, respectively. The Looking Glass plan assets were merged into the Level 3 plan on November 1, 2006. The Company merged the TelCove plan assets into the Level 3 plan on January 2, 2007.

(16) Income Taxes

An analysis of the income tax provision attributable to loss from continuing operations before income taxes for each of the three years ended December 31, 2006 follows:

	2006	2005	2004
	(dollars in millions)
Current:
United States Federal	$—	$(4)	$—
State	—	—	(1)
Foreign	(2)	(1)	—
	(2)	(5)	(1)
Deferred, net of changes in valuation allowances:
United States Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Income Tax Provision	$(2)	$(5)	$(1)

The United States and foreign components of income (loss) from continuing operations before income taxes follows:

	2006	2005	2004
	(dollars in millions)
United States	$(710)	$(717)	$(300)
Foreign	(78)	15	(177)
	$(788)	$(702)	$(477)

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate (35%) to the loss from continuing operations before income taxes for each of the three years ended December 31, 2006 follows:

	2006	2005	2004
	(dollars in millions)
Computed Tax Benefit at Statutory Rate	$276	$246	$167
State Income Tax Benefit	26	23	16
Stock Option Plan Exercises	3	(3)	(19)
Taxes on Extinguishments of Debt	(3)	—	(1)
Other	—	(11)	33
Change in Valuation Allowance	(304)	(260)	(197)
Income Tax Provision	$(2)	$(5)	$(1)

The components of the net deferred tax assets (liabilities) for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
	(dollars in millions)
Deferred Tax Assets:
Fixed assets	$630	$790
Accrued payroll and related benefits	309	299
Investment in securities	24	27
Investment in joint ventures	89	82
Unutilized tax net operating losses	2,673	2,249
Other assets or liabilities	30	38
Total Deferred Tax Assets	3,755	3,485
Deferred Tax Liabilities:
Accrued liabilities and deferred revenue	(158)	(105)
Intangible assets from acquisitions	(72)	—
Total Deferred Tax Liabilities	(230)	(105)
Net Deferred Tax Assets before valuation allowance	3,525	3,380
Valuation Allowance Components:
Net Deferred Tax Assets	(3,450)	(3,305)
Stockholders’ Equity (primarily tax benefit from option exercises)	(75)	(75)
Net Non-Current Deferred Tax Assets after Valuation Allowance	$—	$—

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net operating losses not utilized can be carried forward for 20 years to offset future taxable income. A valuation allowance has been recorded against deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable. The change in valuation allowance of $304 million in the reconciliation of the computed tax benefit at statutory rate to the actual income tax provision excludes the reduction of valuation allowance associated with net deferred tax liabilities of businesses acquired during 2006 and the NOL utilized to offset the taxable gain on sale of Software Spectrum. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

For federal income tax reporting purposes, the Company has approximately $7.0 billion of net operating loss carryforwards at December 31, 2006, net of previous carrybacks, available to offset future federal taxable income.

The net operating loss carryforwards expire through 2026 and are subject to examination by the tax authorities. The U.S. net operating loss carryforwards expire as follows (dollars in millions):

Expiring December 31	Amount
2018	$3
2019	2
2020	660
2021	978
2022	1,329
2023	1,001
2024	974
2025	1,346
2026	741
$7,034

In addition, the Company has approximately $52 million of net operating loss carryforwards for foreign locations at December 31, 2006, the majority of which have no expiration period.

The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. If certain transactions occur with respect to Level 3’s capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent stockholders over a three-year period as determined under rules prescribed by the U.S. Internal Revenue Code and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our net operating loss carryforwards and certain current deductions against any taxable income it achieves in future periods.

As of December 31, 2006, the Company has no plans to repatriate undistributed earnings of foreign subsidiaries as any earnings are deemed necessary to fund ongoing European operations and planned expansion. Undistributed earnings of foreign subsidiaries that are permanently invested, and for which no deferred taxes have been provided, amounted to zero and $15 million as of December 31, 2006 and 2005, respectively.

(17)   Stockholders’ Equity

During 2006, Level 3 completed the sale of 125 million shares of its common stock, par value $0.01 per share, at $4.55 per share in an underwritten public offering. Level 3 received proceeds of $543 million net of $26 million in transaction costs.

During 2004, the Company’s stockholders approved a proposal at the Company’s 2004 annual meeting for the reservation of an additional 80 million shares of common stock under the Company’s 1995 Stock Plan.

The Level 3 1995 Stock Plan permits option holders to tender shares to the Company to cover income taxes due on option exercises.

Issuances of common stock, for option exercises, equity offerings and acquisitions for the three years ended December 31, 2006 are shown below.

Outstanding Common Shares
December 31, 2003	677,828,634
Option, Shareworks and 401(k) Activity	8,668,087
December 31, 2004	686,496,721
Option, Shareworks and 401(k) Activity	16,271,097
WilTel Communications Group, LLC Acquisition	115,000,000
December 31, 2005	817,767,818
Equity Offering	125,000,000
Option, Shareworks and 401(k) Activity	18,737,450
2006 Acquisitions	216,917,837
December 31, 2006	1,178,423,105

(18)   Industry and Geographic Data

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent separate strategic business units that offer different products and serve different markets. The Company’s current reportable segments include: communications and coal mining (See Note 1). Other primarily includes corporate assets and overhead not attributable to a specific segment. In the third quarter of 2006, the Company exited the information services business as a result of the sale of Software Spectrum. Segment information has been revised due to reclassification of the information services businesses as discontinued operations in the consolidated financial statements (See Note 3).

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

The data presented in the following tables includes information for the twelve months ended December 31, 2006, 2005 and 2004 for all statement of operations and cash flow information presented, and as of December 31, 2006 and 2005 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2006 presentation.

	Communications	Coal Mining	Other	Total
	(dollars in millions)
2006
Revenue:
North America	$3,121	$67	$—	$3,188
Europe	190	—	—	190
Asia	—	—	—	—
	$3,311	$67	$—	$3,378
Adjusted OIBDA:
North America	$636	$8	$(3)
Europe	41	—	—
Asia	—	—	—
	$677	$8	$(3)
Net Capital Expenditures:
North America	$346	$1	$—	$347
Europe	45	—	—	45
Asia	—	—	—	—
	$391	$1	$—	$392
Depreciation and Amortization:
North America	$661	$1	$—	$662
Europe	68	—	—	68
Asia	—	—	—	—
	$729	$1	$—	$730

	Communications	Coal Mining	Other	Total
	(dollars in millions)
2005
Revenue:
North America	$1,496	$74	$—	$1,570
Europe	149	—	—	149
Asia	—	—	—	—
	$1,645	$74	$—	$1,719
Adjusted OIBDA:
North America	$437	$16	$(3)
Europe	21	—	—
Asia	—	—	—
	$458	$16	$(3)
Net Capital Expenditures:
North America	$271	$2	$—	$273
Europe	27	—	—	27
Asia	—	—	—	—
	$298	$2	$—	$300
Depreciation and Amortization:
North America	$560	$5	$—	$565
Europe	82	—	—	82
Asia	—	—	—	—
	$642	$5	$—	$647

	Communications	Coal Mining	Other	Total
	(dollars in millions)
2004
Revenue:
North America	$1,546	$91	$—	$1,637
Europe	139	—	—	139
Asia	—	—	—	—
	$1,685	$91	$—	$1,776
Adjusted OIBDA:
North America	$459	$18	$(1)
Europe	4	—	—
Asia	—	—	—
	$463	$18	$(1)
Net Capital Expenditures:
North America	$240	$2	$—	$242
Europe	30	—	—	30
Asia	—	—	—	—
	$270	$2	$—	$272
Depreciation and Amortization:
North America	$571	$6	$—	$577
Europe	94	—	—	94
Asia	—	—	—	—
	$665	$6	$—	$671

	Communications	Discontinued Information Services	Coal Mining	Other	Total
	(dollars in millions)
Identifiable Assets
December 31, 2006
North America	$7,193	$—	$98	$1,897	$9,188
Europe	777	—	—	29	806
Asia	—	—	—	—	—
	$7,970	$—	$98	$1,926	$9,994
December 31, 2005
North America	$5,782	$631	$90	$810	$7,313
Europe	716	206	—	18	940
Asia	—	24	—	—	24
	$6,498	$861	$90	$828	$8,277

	Communications	Discontinued Information Services	Coal Mining	Other	Total
	(dollars in millions)
Long-Lived Assets (excluding Goodwill)
December 31, 2006
North America	$6,362	$—	$88	$—	$6,450
Europe	747	—	—	—	747
Asia	—	—	—	—	—
	$7,109	$—	$88	$—	$7,197
December 31, 2005
North America	$5,502	$68	$75	$—	$5,645
Europe	696	1	—	—	697
Asia	—	1	—	—	1
	$6,198	$70	$75	$—	$6,343
Goodwill(1)
December 31, 2006
North America	$408	$—	$—	$—	$408
Europe	—	—	—	—	—
Asia	—	—	—	—	—
	$408	$—	$—	$—	$408
December 31, 2005
North America	$70	$194	$—	$—	$264
Europe	—	—	—	—	—
Asia	—	—	—	—	—
	$70	$194	$—	$—	$264

(1)          The December 31, 2005 Discontinued Information Services presented in the table above includes $194 million of goodwill related to Software Spectrum. This goodwill is included in the Consolidated Balance Sheet in Noncurrent Assets of Discontinued Operations.

Communications revenue is grouped into three categories: 1) Core Communications Services (including transport and infrastructure services, wholesale IP and data services, voice services and Vyvx services) 2) Other Communications Services (including managed modem and its related reciprocal compensation, DSL aggregation, and legacy managed IP services), and 3) SBC Contract Services. This revenue reporting structure reflects how the Company’s management currently invests and manages cash flows in the communications business.

	Services
	Core	Other	SBC Contact Services	Total
	(dollars in millions)
Communications Revenue
2006
North America	$1,787	$441	$893	$3,121
Europe	186	4	—	190
Asia	—	—	—	—
	$1,973	$445	$893	$3,311
2005
North America	$818	$653	$25	$1,496
Europe	144	5	—	149
Asia	—	—	—	—
	$962	$658	$25	$1,645
2004
North America	$664	$882	$—	$1,546
Europe	129	10	—	139
Asia	—	—	—	—
	$793	$892	$—	$1,685

Transport and Infrastructure includes $2 million, $130 million and $107 million of termination revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Wholesale IP and data includes $7 million, $1 million and $5 million of termination revenue for the years ended December 31, 2006, 2005 and 2004, respectively. SBC Contract Services includes $2 million of termination revenue for the year ended December 31 2006. No termination revenue was recorded for SBC in 2005 and 2004.

The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom but also includes France and Germany. Transoceanic revenue is allocated to Europe.

The following information provides a reconciliation of Net Income (Loss) to Adjusted OIBDA by operating segment, as defined by the Company, for the years ended December 31, 2006, 2005 and 2004:

2006

	Communications	Discontinued Information Services	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(800)	$46	$7	$3
Income from Discontinued Operations	—	(46)	—	—
Income Tax Provision (Benefit)	4	—	—	(2)
Total Other (Income) Expense	652	—	—	(4)
Operating Income (Loss)	(144)	—	7	(3)
Non-Cash Impairment Charge	8	—	—	—
Depreciation and Amortization Expense	729	—	1	—
Non-Cash Compensation Expense	84	—	—	—
Adjusted OIBDA	$677	$—	$8	$(3)

2005

	Communications	Discontinued Information Services	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(720)	$69	$16	$(3)
Income from Discontinued Operations	—	(69)	—	—
Income Tax Provision	2	—	2	1
Total Other (Income) Expense	474	—	(7)	(1)
Operating Income (Loss)	(244)	—	11	(3)
Non-Cash Impairment Charge	9	—	—	—
Depreciation and Amortization Expense	642	—	5	—
Non-Cash Compensation Expense	51	—	—	—
Adjusted OIBDA	$458	$—	$16	$(3)

2004

	Communications	Discontinued Information Services	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(509)	$20	$11	$20
Income from Discontinued Operations	—	(20)	—	—
Income Tax Provision	—	—	1	—
Total Other (Income) Expense	264	—	—	(21)
Operating Income (Loss)	(245)	—	12	(1)
Depreciation and Amortization Expense	665	—	6	—
Non-Cash Compensation Expense	43	—	—	—
Adjusted OIBDA	$463	$—	$18	$(1)

(19)   Commitments, Contingencies and Other Items

Right of Way Litigation

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

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

Operating Leases

The Company is leasing rights-of-way, facilities and other assets under various operating leases which, in addition to rental payments, may require payments for insurance, maintenance, property taxes and other executory costs related to the lease. Certain leases provide for adjustments in lease cost based upon adjustments in the consumer price index and increases in the landlord’s management costs.

The rights-of-way agreements have various expiration dates through 2049. Payments under these right-of-way agreements were $62 million in 2006, $30 million in 2005 and $31 million in 2004.

The Company has obligations under non-cancelable operating leases for certain colocation and office facilities, including lease obligations for which facility related restructuring charges have been recorded. The lease agreements have various expiration dates through 2072. Rent expense, including common area maintenance, under non-cancelable lease agreements was $132 million in 2006, $76 million in 2005 and $88 million in 2004.

For those leases involving communications colocation and right-of-way agreements, the Company anticipates that it will renew these leases under option provisions contained in the lease agreements given the significant cost to relocate the Company’s network and other facilities.

Future minimum payments, including common area maintenance, for the next five years under right-of-way agreements and non-cancelable operating leases consist of the following at December 31, 2006 (dollars in millions):

	Right-of-Way Agreements	Facilities	Other Assets	Total
2007	$61	$116	$2	$179
2008	58	118	5	181
2009	49	98	—	147
2010	45	84	—	129
2011	43	76	—	119
Thereafter	597	373	—	970
Total	$853	$865	$7	$1,725

Other

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of December 31, 2006 and 2005, Level 3 had outstanding letters of credit of approximately $45 million and $19 million , respectively, which are collateralized by cash and are reflected on the consolidated balance sheet as restricted cash. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

(20)   Condensed Consolidating Financial Information

As discussed in Note 13, in October 2003, Level 3 Financing issued $500 million 10.75% Senior Notes due in 2011. These notes are unsecured obligations of Level 3 Financing, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and Level 3 Communications, LLC (a wholly owned subsidiary). The 10.75% Senior Notes were registered with the Securities and Exchange Commission in 2005.

In March 2006, Level 3 Financing issued $150 million Floating Rate Senior Notes due 2011 and $250 million 12.25% Senior Notes due 2013. In addition, on April 6, 2006, Level 3 Financing issued an additional $300 million of 12.25% Senior Notes due 2013. Level 3 Financing issued $600 million of its 9.25% Senior Notes due 2014 in October 2006 and issued an additional $650 million of its 9.25% Senior Notes due 2014 in December 2006. These notes are unsecured obligations of Level 3 Financing, however, they are fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and with respect to the Floating Rate Senior Notes due 2011 and the 12.25% Senior Notes due 2013, Level 3 Communications, LLC. Upon receipt of all applicable state regulatory approvals that are currently being obtained, Level 3 Communications, LLC will also severally and fully and unconditionally guarantee on an unsecured basis the 9.25% Senior Notes due 2014.

In conjunction with the registration of the 10.75% Senior Notes, Floating Rate Senior Notes due 2011, 12.25% Senior Notes due 2013 and the expected registration of the 9.25% Senior Notes due 2014, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.”

Condensed Consolidating Statements of Operations for the years ended December 31, 2006, 2005 and 2004 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations
For the year ended December 31, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,304	$2,270	$(196)	$3,378
Costs and Expenses:
Cost of Revenue	—	—	525	1,179	(187)	1,517
Depreciation and Amortization	—	—	358	372	—	730
Selling, General and Administrative	6	—	816	445	(9)	1,258
Restructuring and Impairment Charges	—	—	9	4	—	13
Total Costs and Expenses	6	—	1,708	2,000	(196)	3,518
Operating Income (Loss)	(6)	—	(404)	270	—	(140)
Other Income (Loss), net:
Interest Income	16	1	40	7	—	64
Interest Expense	(432)	(207)	—	(9)	—	(648)
Interest Income (Expense) Affiliates, net	860	666	(1,572)	46	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(1,209)	(1,561)	141	—	2,629	—
Other Income (Expense)	27	(108)	7	10	—	(64)
Other Income (Loss)	(738)	(1,209)	(1,384)	54	2,629	(648)
Income (Loss) from Continuing Operations Before Income Taxes	(744)	(1,209)	(1,788)	324	2,629	(788)
Income Tax (Expense) Benefit	—	—	—	(2)	—	(2)
Income (Loss) from Continuing Operations	(744)	(1,209)	(1,788)	322	2,629	(790)
Income from Discontinued Operations	—	—	—	46	—	46
Net Income (Loss)	$(744)	$(1,209)	$(1,788)	$368	$2,629	$(744)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2005
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,457	$440	$(178)	$1,719
Costs and Expenses:
Cost of Revenue	—	—	575	104	(163)	516
Depreciation and Amortization	—	—	444	203	—	647
Selling, General and Administrative	4	—	640	140	(15)	769
Restructuring and Impairment Charges	—	—	21	2	—	23
Total Costs and Expenses	4	—	1,680	449	(178)	1,955
Operating Income (Loss)	(4)	—	(223)	(9)	—	(236)
Other Income (Loss), net:
Interest Income	19	1	11	4	—	35
Interest Expense	(390)	(133)	—	(7)	—	(530)
Interest Income (Expense) Affiliates, net	784	527	(1,336)	25	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(1,048)	(1,492)	(1)	—	2,541	—
Other Income (Expense)	1	—	12	16	—	29
Other Income (Loss)	(634)	(1,097)	(1,314)	38	2,541	(466)
Income (Loss) from Continuing Operations Before Income Taxes	(638)	(1,097)	(1,537)	29	2,541	(702)
Income Tax Expense	—	—	—	(5)	—	(5)
Income (Loss) from Continuing Operations	(638)	(1,097)	(1,537)	24	2,541	(707)
Income from Discontinued Operations	—	49	—	20	—	69
Net Income (Loss)	$(638)	$(1,048)	$(1,537)	$44	$2,541	$(638)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2004
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,514	$554	$(292)	$1,776
Costs and Expenses:
Cost of Revenue	—	—	692	85	(274)	503
Depreciation and Amortization	—	—	423	248	—	671
Selling, General and Administrative	7	—	681	152	(18)	822
Restructuring and Impairment Charges	—	—	6	8	—	14
Total Costs and Expenses	7	—	1,802	493	(292)	2,010
Operating Income (Loss)	(7)	—	(288)	61	—	(234)
Other Income (Loss), net:
Interest Income	—	—	11	2	—	13
Interest Expense	(405)	(61)	(13)	(6)	—	(485)
Interest Income (Expense) Affiliates, net	809	396	(1,206)	1	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(907)	(1,243)	(1)	—	2,151	—
Other Income (Expense)	52	1	150	26	—	229
Other Income (Loss)	(451)	(907)	(1,059)	23	2,151	(243)
Income (Loss) from Continuing Operations Before Income Taxes	(458)	(907)	(1,347)	84	2,151	(477)
Income Tax Expense	—	—	—	(1)	—	(1)
Income (Loss) from Continuing Operations	(458)	(907)	(1,347)	83	2,151	(478)
Income from Discontinued Operations	—	—	—	20	—	20
Net Income (Loss)	$(458)	$(907)	$(1,347)	$103	$2,151	$(458)

Condensed Consolidating Balance Sheets as of December 31, 2006 and 2005 follow:

Condensed Consolidating Balance Sheets
December 31, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$12	$1,592	$62	$—	$1,681
Marketable securities	235	—	—	—	—	235
Restricted cash and securities	—	—	31	15	—	46
Accounts receivable, net	—	—	97	229	—	326
Due from (to) affiliates	11,183	6,432	(18,631)	1,016	—	—
Other	17	6	41	37	—	101
Total Current Assets	11,450	6,450	(16,870)	1,359	—	2,389
Property, Plant and Equipment, net	—	—	3,268	3,200	—	6,468
Marketable Securities	—	—	—	—	—	—
Restricted Cash and Securities	17	—	—	73	—	90
Goodwill and Other Intangibles, net	—	—	44	875	—	919
Investment in Subsidiaries	(6,419)	(10,170)	2,639	—	13,950	—
Other Assets, net	43	41	12	32	—	128
Total Assets	$5,091	$(3,679)	$(10,907)	$5,539	$13,950	$9,994
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$160	$230	$—	$391
Current portion of long-term debt	—	—	—	5	—	5
Accrued payroll and employee benefits	—	—	59	33	—	92
Accrued interest	93	49	—	1	—	143
Deferred revenue	—	—	98	44	—	142
Other	1	2	56	97	—	156
Total Current Liabilities	94	52	373	410	—	929
Long-Term Debt, less current portion	4,581	2,688	—	88	—	7,357
Deferred Revenue	—	—	628	125	—	753
Other Liabilities	42	—	199	340	—	581
Stockholders’ Equity (Deficit)	374	(6,419)	(12,107)	4,576	13,950	374
Total Liabilities and Stockholders’ Equity (Deficit)	$5,091	$(3,679)	$(10,907)	$5,539	$13,950	$9,994

Condensed Consolidating Balance Sheets
December 31, 2005
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$37	$8	$275	$59	$—	$379
Marketable securities	173	3	—	—	—	176
Restricted cash and securities	—	3	20	11	—	34
Accounts receivable, net	—	—	84	308	—	392
Due from (to) affiliates	10,117	4,613	(14,853)	123	—	—
Current assets of discontinued operations	—	—	—	597	—	597
Other	16	4	29	43	—	92
Total Current Assets	10,343	4,631	(14,445)	1,141	—	1,670
Property, Plant and Equipment, net	—	—	3,409	2,223	—	5,632
Marketable Securities	234	—	—	—	—	234
Restricted Cash and Securities	16	—	—	59	—	75
Goodwill and Other Intangibles, net	—	—	85	206	—	291
Investment in Subsidiaries	(6,251)	(9,651)	802	—	15,100	—
Noncurrent Assets of Discontinued Operations	—	—	—	264	—	264
Other Assets, net	44	21	14	32	—	111
Total Assets	$4,386	$(4,999)	$(10,135)	$3,925	$15,100	$8,277
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$141	$225	$—	$367
Current portion of long-term debt	—	—	—	—	—	—
Accrued payroll and employee benefits	—	—	46	33	—	79
Accrued interest	83	18	—	1	—	102
Deferred revenue	—	—	138	61	—	199
Current liabilities of discontinued operations	—	—	—	539	—	539
Other	1	2	50	84	—	137
Total Current Liabilities	84	21	375	943	—	1,423
Long-Term Debt, less current portion	4,722	1,230	—	71	—	6,023
Deferred Revenue	—	—	633	104	—	737
Other Liabilities	56	1	196	317	—	570
Stockholders’ Equity (Deficit)	(476)	(6,251)	(11,339)	2,490	15,100	(476)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,386	$(4,999)	$(10,135)	$3,925	$15,100	$8,277

Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 follow:

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(380)	$(183)	$62	$722	$—	$221
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	175	5	100	—	—	280
Purchases of marketable securities	—	—	(98)	—	—	(98)
Decrease (increase) in restricted cash and securities	1	2	(10)	(14)	—	(21)
Capital expenditures	—	—	(166)	(226)	—	(392)
Investments and acquisitions	—	—	(761)	12	—	(749)
Proceeds from sale of discontinued operations, net of cash sold	—	—	—	307	—	307
Advances to discontinued operations, net	—	—	—	18	—	18
Proceeds from sale of property, plant and equipment and other assets	—	—	6	1	—	7
Net Cash Provided by (Used in) Investing Activities	176	7	(929)	98	—	(648)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	326	1,930	—	—	—	2,256
Payments on long-term debt, including current portion (net of restricted cash)	(513)	(596)	—	(1)	—	(1,110)
Equity offering	543			—		543
Increase (decrease) due from affiliates, net	(174)	(1,154)	2,170	(842)	—	—
Net Cash Provided by (Used in) Financing Activities	182	180	2,170	(843)	—	1,689
Net Cash Used in Discontinued Operations	—	—	—	(43)	—	(43)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	14	(4)	—	10
Net Change in Cash and Cash Equivalents	(22)	4	1,317	(70)	—	1,229
Cash and Cash Equivalents at Beginning of Year (includes cash of discontinued operations)	37	8	275	132	—	452
Cash and Cash Equivalents at End of Year	$15	$12	$1,592	$62	$—	$1,681

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(306)	$(128)	$226	$90	$—	$(118)
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	243	—	340	1	—	584
Purchases of marketable securities	(648)	—	—	—	—	(648)
Decrease (increase) in restricted cash and securities	—	3	(6)	(1)	—	(4)
Capital expenditures	—	—	(167)	(133)	—	(300)
Investments and acquisitions	(10)	—	(497)	128	—	(379)
Proceeds from sale of discontinued operations	—	82	—	—	—	82
Advances to discontinued operations, net	—	—	—	13	—	13
Proceeds from sale of property, plant and equipment and other assets	—	—	3	8	—	11
Net Cash Provided by (Used in) Investing Activities	(415)	85	(327)	16	—	(641)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	877	—	—	66	—	943
Payments on long-term debt, including current portion (net of restricted cash)	—	—	(26)	(104)	—	(130)
Increase (decrease) due from affiliates, net	(121)	34	170	(83)	—	—
Net Cash Provided by (Used in) Financing Activities	756	34	144	(121)	—	813
Net Cash Used in Discontinued Operations	—	—	—	(32)	—	(32)
Effect of Exchange Rates on Cash and Cash Equivalents	(1)	—	(13)	1	—	(13)
Net Change in Cash and Cash Equivalents	34	(9)	30	(46)	—	9
Cash and Cash Equivalents at Beginning of Year (includes cash of discontinued operations)	3	17	245	178	—	443
Cash and Cash Equivalents at End of Year (includes cash of discontinued operations)	$37	$8	$275	$132	$—	$452

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2004
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(379)	$(26)	$(30)	$313	$—	$(122)
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	70	—	—	70
Purchases of marketable securities	—	—	(410)	—	—	(410)
Decrease (increase) in restricted cash and securities	7	21	(4)	(3)	—	21
Capital expenditures	—	—	(174)	(98)	—	(272)
Acquisitions	—	—	(69)	—	—	(69)
Advances to discontinued operations, net	—	—	—	7	—	7
Proceeds from sale of property, plant and equipment, and other assets	—	—	9	51	—	60
Net Cash Provided by (Used in) Investing Activities	7	21	(578)	(43)	—	(593)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	272	713	—	—	—	985
Payments and repurchases of long-term debt, including current portion (net of restricted cash)	(949)	—	(75)	(3)	—	(1,027)
Increase (decrease) in due from affiliates, net	1,049	(706)	341	(684)	—	—
Net Cash Provided by (Used in) Financing Activities	372	7	266	(687)	—	(42)
Net Cash Provided by Discontinued Operations	—	—	—	56	—	56
Effect of Exchange Rates on Cash and Cash Equivalents	2	—	5	8	—	15
Net Change in Cash and Cash Equivalents	2	2	(337)	(353)	—	(686)
Cash and Cash Equivalents at Beginning of Year (includes cash of discontinued operations)	1	15	582	531	—	1,129
Cash and Cash Equivalents at End of Year (includes cash of discontinued operations)	$3	$17	$245	$178	$—	$443

(21)   Subsequent Events

Broadwing Acquisition

On January 3, 2007, Level 3 acquired Broadwing Corporation, a publicly held provider of optical network communications services.  Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing.  In total, Level 3 paid approximately $744 million of cash and issued approximately 122 million shares of the Company’s common stock, valued at $688 million.  In connection with the acquisition of Broadwing, the Company guaranteed $180 million in aggregate principal amount of Broadwing Corporation’s 3.125% Convertible Senior Debentures due 2026 (the “Broadwing Debentures”).  As of February 16, 2007, the holders of $179 million in aggregate principal amount of the Broadwing Debentures had converted their Broadwing Debentures into a total of 17 million shares of Level 3 common stock and approximately $106 million in cash pursuant to the terms of the indenture governing the Broadwing Debentures and the agreement whereby Level 3 acquired Broadwing.  The remaining $1 million in aggregate principal amount of the Broadwing Debentures was repurchased by Broadwing at 100% of par as required by the indenture governing the Broadwing Debentures.

Broadwing is a provider of optical network communications services. Broadwing delivers data, voice and media solutions to enterprises and service providers over its 19,000 mile intercity fiber network. Approximately half of Broadwing’s revenue comes from the wholesale market, with business customers comprising the remaining revenue.

SAVVIS CDN Services Business Acquisition

On January 23, 2007, Level 3 completed the acquisition of the SAVVIS Content Delivery Network (“CDN”) services business of SAVVIS, Inc. (“SAVVIS CDN Business”). Under the terms of the agreement, Level 3 paid $132.5 million in cash to acquire certain assets, including network elements, customer contracts, employees and intellectual property used in SAVVIS’s CDN Business. The purchase price is subject to certain customary post closing working capital adjustments.

SAVVIS’s CDN Business provides solutions that improve performance, reliability, scalability and reach of customers’ online content. Initially developed in 1996 as Sandpiper Networks, the division developed, deployed and operated the world’s first content delivery network. It has a globally distributed infrastructure in more than 20 countries.

2007 Debt Exchange

In January 2007, in two separate transactions, Level 3 completed the exchanges of $605 million in aggregate principal amount of its 10% Convertible Senior Notes due 2011 for a total of 196.8 million shares of Level 3’s common stock. The shares of the Company’s common stock issued pursuant to these announced exchanges are exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. The Company expects to recognize a $177 million loss on the early extinguishment of debt for the exchanges.

Senior Secured Term Loan Refinancing

On February 8, 2007, Level 3 announced that its subsidiary, Level 3 Financing, Inc. is seeking to refinance its existing $730 million amended and restated Senior Secured Term Loan due 2011 with a new Senior Secured Term Loan due 2014. The Company is seeking, among other things, to increase the principal to up to $1.4 billion, reduce the interest rate payable under the agreement and extend the maturity from 2011 to 2014. There is no assurance that Level 3 will be successful in the refinancing of its Senior Secured Term Loan due 2011.

Issuance of 8.75% Senior Notes Due 2017 and Floating Rate Senior Notes Due 2015

On February 14, 2007, Level 3 Financing, Inc. received $982 million of net proceeds after transaction costs, from a private offering of $700 million aggregate principal amount of its 8.75% Senior Notes due 2017 (the “8.75% Senior Notes”) and $300 million aggregate principal amount of its Floating Rate Senior Notes due 2015 (the “2015 Floating Rate Senior Notes”). The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Level 3 Communications, Inc. has guaranteed the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes. Interest on the 8.75% Senior Notes accrues at 8.75% interest per year and is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 8.75% Senior Notes will be due on February 15, 2017. Interest on the 2015 Floating Rate Senior Notes accrues at LIBOR plus 3.75% per annum, reset semiannually. The interest rate was 9.15% as determined at the commencement of the interest period beginning February 15, 2007. Interest on the 2015 Floating Rate Senior notes is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 2015 Floating Rate Senior Notes will be due on February 15, 2015.

The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes are not currently registered under the Securities Act of 1933 or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. On February 14, 2006, Level 3, Level 3 Financing and the initial purchasers of the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes entered into a registration rights agreement relating to the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission.

Under the terms of the registration rights agreement, Level 3 Financing may be required to pay “Special Interest” in the event of a registration default. Special Interest will accrue at a rate of 0.50% per annum on the principal amount during the 90-day period after the occurrence of the registration default and will increase by 0.25% per annum at the end of each subsequent 90-day period. In no event will the rate exceed 1.00% per annum on the principal amount. If the exchange offer is completed on the terms and within the period contemplated by the registration rights agreement, no special interest will be payable. A registration default may occur if the Company fails to file with the Securities and Exchange Commission and have declared effective the exchange offer registration statement by certain dates as specified in the registration rights agreement. The Company believes that the likelihood of having to make Special Interest payments under the terms of the registration rights agreement is remote and, as a result, has not accrued a liability for any obligation under the agreement.

A portion of the debt represented by the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes will constitute purchase money indebtedness under the indentures of Level 3 Communications, Inc. and the portion of the net proceeds that constitutes purchase money indebtedness will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any assets to be used in the Company’s communications business, including the cash purchase price of any past, pending or future acquisitions.

The 8.75% Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, on or after February 15, 2012 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning November 1, of the years indicated below:

Year	Redemption Price
2012	104.375%
2013	102.917%
2014	101.458%
2015	100.000%

At any time or from time to time on or prior to February 15, 2010, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 8.75% Senior Notes at a redemption price equal to 108.75% of the principal amount of the 8.75% Senior Notes so redeemed, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 8.75% Senior Notes would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

The Floating Rate Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, on or after February 15, 2009 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning November 1, of the years indicated below:

Year	Redemption Price
2009	102.0%
2010	101.0%
2011	100.0%

At any time or from time to time on or prior to February 15, 2010, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the 8.75% Senior Notes and the Floating Rate Senior Notes at a redemption price equal to 100.0% of the principal amount of the Floating Rate Senior Notes so redeemed, plus a premium equal to the interest rate on the Floating Rate Senior Notes applicable on the date that notice of the redemption is given, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate; provided, however, that at least 65% of the original aggregate principal amount of the 8.75% Senior Notes and the Floating Rate Senior Notes would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

Each of Level 3 Communications, Inc. and Level 3 Financing has agreed to endeavor in good faith using commercially reasonable efforts to cause Level 3 Communications, LLC to obtain all material governmental authorizations and consents required in order for it to guarantee the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes at the earliest practicable date and to enter into a guarantee of these notes promptly thereafter. However, there can be no assurance that Parent and the Issuer will be successful in obtaining the required regulatory approvals to permit Level 3 Communications, LLC to guarantee these notes.

Redemptions and Tender Offers

On February 15, 2007, Level 3 Communications, Inc. called for redemption all of its outstanding $488 million aggregate principal amount of 12.875% Senior Notes due 2010 at a price equal to 102.146% of the principal amount thereof, all of its outstanding $96 million aggregate principal amount of 11.25% Senior Notes due 2010 at a price equal to 101.875% of principal amount thereof and all of its outstanding €104 million aggregate principal amount of 11.25% Senior Euro Notes due 2010 at a price equal to 101.875% of principal amount thereof. Level 3 will pay accrued and unpaid interest on the senior notes to but not including the redemption date. All of these senior notes will be redeemed by Level 3 on March 16, 2007. The Company expects to recognize a loss of approximately $49 million associated with these redemptions in the first quarter of 2007.

Level 3 also announced on February 15, 2007 that Level 3 Financing, Inc. has commenced a tender offer to purchase for cash any and all of the outstanding $150 million aggregate principal amount of its Floating Rate Senior Notes due 2011 for a price equal to $1,080 per $1,000 principal amount of the notes, which includes $1,050 as the tender offer consideration and $30.00 as a consent payment. Additionally, Level 3 Communications, Inc. commenced a tender offer to purchase for cash any and all of its outstanding $78 million aggregate principal amount of 11% Senior Notes due 2008 for a price equal to $1,054.28 per $1,000 principal amount of the notes, which includes $1,024.28 as the tender offer consideration and $30.00 as a consent payment (together the “February 15th Tender Offers”). The Company expects to recognize a loss associated with these tender offers in the first quarter of 2007, the amount of which will depend on the amounts tendered for each issuance.

In connection with the February 15th Tender Offers, Level 3 Communications, Inc. and Level 3 Financing, Inc. are soliciting consents to certain proposed amendments to the respective indentures governing the notes that are subject to the February 15th Tender Offers to eliminate substantially all of the covenants, certain repurchase rights, certain discharge rights and certain events of default and related provisions contained in those indentures.

The February 15th Tender Offers are also subject to the satisfaction or waiver of certain other conditions as set forth in the Offer to Purchase. It is a condition to the consummation of the February 15th Tender Offers that the holders of at least a majority of the outstanding aggregate principal amount of the notes consent to the amendments to the indenture governing those notes.

On February 20, 2007, Level 3 Communications, Inc. commenced a tender offer to purchase for cash any and all of the outstanding $692 million aggregate principal amount of its 11.5% Senior Notes due 2010 for a price equal to $1,115.26 per $1,000 principal amount of the 11.5% Senior Notes due 2010, which includes $1,085.26 as the purchase price and $30.00 as a consent payment (the “11.5% Notes Tender Offer”).  Level 3 Communications, Inc. also commenced a tender offer to purchase for cash any and all of the outstanding €50 million aggregate principal amount of its 10.75% Senior Euro Notes due 2008 for a price equal to €1,061.45 per €1,000 principal amount of the Senior Euro Notes due 2008, which includes €1,031.45 as the purchase price and €30.00 as a consent payment (the “Euro Tender Offer” and together with the 11.5% Notes Tender Offer, the “February 20th Tender Offers”). The Company expects to recognize a loss associated with these tender offers in the first quarter of 2007, the amount of which will depend on the amounts tendered for each issuance.

In connection with the February 20th Tender Offers, Level 3 is soliciting consents to certain proposed amendments to the respective indentures governing these notes that are subject to the February 20th Tender Offers to eliminate substantially all of the covenants, certain repurchase rights, certain discharge rights and certain events of default and related provisions contained in those indentures.

The February 20th Tender Offers are also subject to the satisfaction or waiver of certain other conditions as set forth in the applicable Offer to Purchase. It is a condition to the consummation of the February 20th Tender Offers that the holders of at least a majority of the outstanding aggregate principal amount of each series of notes consent to the amendments to the applicable indenture governing those notes.

On February 23, 2007, Level 3 Financing completed a consent solicitation with respect to certain amendments to the indenture governing Level 3 Financing’s outstanding 12.25% Senior Notes due 2013 that allow for the incurrence of debt based upon a multiple of cash flow available for fixed charges on a “pro forma” basis giving effect to any acquisition, merger or consolidation completed prior to February 1, 2007.

Conversion of Broadwing Corporation 3.125% Convertible Senior Debentures due 2026

On February 20, 2007, Level 3’s wholly owned subsidiary, Broadwing Corporation, completed the repurchase of $1.0 million aggregate principal amount of Broadwing’s outstanding 3.125% Convertible Senior Debentures due 2026 (the “Debentures”). The indenture governing the Debentures required Broadwing to make the offer to repurchase the Debentures as a result of the Company’s acquisition of Broadwing on January 3, 2007 (see discussion of acquisition above).

As a result of the acquisition, each $1,000 principal amount of the Debentures was convertible at the option of the holder into $492.77 in cash and 80.789 shares of Level 3 common stock, representing a conversion price equal to the consideration payable to Broadwing stockholders in the acquisition of (i) $8.18 in cash per share of Broadwing, multiplied by 60.241, and (ii) 1.3411 shares of Level 3 common stock, multiplied by 60.241.  Additionally, as a result of the acquisition, a make-whole premium was payable on Debentures converted prior to February 17, 2007, consisting of (i) 14.969 additional shares of Level 3 common stock and (ii) an additional $91.31 in cash per $1,000 principal amount of Debentures.

Holders owning $179 million aggregate principal amount of the Debentures converted those Debentures into a total of approximately 17 million shares of Level 3 common stock and also received approximately $106 million in cash.  As a result of these conversions and the repurchase discussed above, as of February 17, 2007, the Debentures are no longer outstanding.

(22) Unaudited Quarterly Financial Data

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	(dollars in millions except per share data)
Revenue	$822	$527	$835	$390	$875	$384	$846	$418
Operating Income (Loss)	(57)	26	(18)	(75)	(25)	(89)	(40)	(98)
Loss from Continuing Operations	(166)	(78)	(224)	(196)	(163)	(207)	(237)	(226)
Income (loss) from Discontinued Operations	(2)	1	23	8	25	3	—	57
Net Loss	(168)	(77)	(201)	(188)	(138)	(204)	(237)	(169)
Income (Loss) per Share (Basic and Diluted):
Loss from Continuing Operations	$(0.20)	$(0.11)	$(0.25)	$(0.28)	$(0.14)	$(0.29)	$(0.20)	$(0.32)
Income from Discontinued Operations	—	—	0.02	0.01	0.02	—	—	0.08
Net Loss	$(0.20)	$(0.11)	$(0.23)	$(0.27)	$(0.12)	$(0.29)	$(0.20)	$(0.24)

Loss per share was calculated for each three-month period on a stand-alone basis. As a result of stock transactions during the periods, the sum of the loss per share for the four quarters of each year may not equal the loss per share for the twelve month periods. As a result of the sale of (i)Structure and Software Spectrum in 2005 and 2006, respectively, certain amounts previously included in the 2005 and 2006 quarterly reports on Forms 10-Q have been reclassified from continuing operations to discontinued operations.

In the first quarter of 2006, the Company recognized $27 million gain related to a debt exchange.

In the second quarter of 2006, the Company recognized a $55 million loss on the amendment and restatement of the Company’s Senior Secured term Loan due 2011.

In the third quarter of 2006, the Company recognized a $33 million gain from the sale of Software Spectrum.

In the fourth quarter of 2006, the Company recognized a $54 million loss on the extinguishment of debt and $8 million of termination revenue.

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