Form 10-Q
period 2007-03-31
LEVEL 3 COMMUNICATIONS INC
filed 2007-05-10
CIK 794323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of each class of the issuer’s common stock, as of May 4, 2007:

Common Stock: 1,529,898,741 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2007	2006

Revenue:
Communications	$1,037	$804
Coal mining	19	18
Total revenue	1,056	822

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	450	396
Coal mining	16	16
Total cost of revenue	466	412

Depreciation and amortization	221	187
Selling, general and administrative	440	276
Restructuring and impairment charges	4	4
Total costs and expenses	1,131	879
Operating Loss	(75)	(57)

Other Income (Expense):
Interest income	21	9
Interest expense	(165)	(150)
Gain (loss) on early extinguishment of debt, net	(427)	27
Other, net	1	4
Total other income (expense)	(570)	(110)
Loss from Continuing Operations Before Income Taxes	(645)	(167)
Income Tax (Expense) Benefit	(2)	1
Loss from Continuing Operations	(647)	(166)
Loss from Discontinued Operations	—	(2)
Net Loss	$(647)	$(168)

Loss Per Share of Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.44)	$(0.20)
Loss from Discontinued Operations	—	—
Net Loss	$(0.44)	$(0.20)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions, except share data)	March 31, 2007	December 31, 2006

Assets
Current Assets:
Cash and cash equivalents	$884	$1,681
Marketable securities	8	235
Restricted cash and securities	36	46
Receivables, less allowances of $17 and $17, respectively	450	326
Other	126	101
Total Current Assets	1,504	2,389

Property, Plant and Equipment, net	6,675	6,468
Restricted Cash and Securities	92	90
Goodwill	1,454	408
Other Intangibles, net	763	511
Other Assets, net	147	128
Total Assets	$10,635	$9,994

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$462	$391
Current portion of long-term debt	34	5
Accrued payroll and employee benefits	74	92
Accrued interest	94	143
Deferred revenue	163	142
Other	216	156
Total Current Liabilities	1,043	929

Long-Term Debt, less current portion	6,823	7,357
Deferred Revenue	776	753
Other Liabilities	579	581

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,526,282,231 outstanding in 2007 and 1,178,423,105 outstanding in 2006	15	12
Additional paid-in capital	10,919	9,305
Accumulated other comprehensive income (loss)	66	(4)
Accumulated deficit	(9,586)	(8,939)
Total Stockholders’ Equity	1,414	374
Total Liabilities and Stockholders’ Equity	$10,635	$9,994

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2007	2006

Cash Flows from Operating Activities:
Net loss	$(647)	$(168)
Loss from discontinued operations	—	2
Loss from continuing operations	(647)	(166)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	221	187
Gain on sale of property, plant and equipment and other assets	(1)	(1)
Non-cash compensation expense attributable to stock awards	24	14
(Gain) loss on extinguishment of debt, net	427	(27)
Non-cash impairment expenses	—	3
Amortization of debt issuance costs	4	4
Accreted interest on long-term discount debt	9	9
Accrued interest on long-term debt	(48)	18
Change in working capital items, net of amounts acquired:
Receivables	(35)	23
Other current assets	(18)	(8)
Payables	(13)	(1)
Deferred revenue	38	(15)
Other current liabilities	(53)	(44)
Other	(1)	(3)
Net Cash Used in Operating Activities of Continuing Operations	(93)	(7)

Cash Flows from Investing Activities:
Capital expenditures	(155)	(58)
Distributions to discontinued operations	—	(10)
Proceeds from sales and maturities of marketable securities	280	—
(Increase) decrease in restricted cash and securities, net	16	(12)
Proceeds from sale of property, plant and equipment, and other	2	2
Acquisitions, net of cash acquired	(626)	(70)
Net Cash Used in Investing Activities	(483)	(148)

(continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2007	2006

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$2,362	$379
Proceeds from warrants and stock-based equity plans	23	—
Payments and repurchases of long-term debt	(2,611)	(51)
Net Cash Provided by (Used in) Financing Activities	(226)	328

Discontinued Operations:
Net cash used in discontinued operating activities	—	(56)
Net cash provided by investing activities	—	9
Net effect of exchange rates on cash and cash equivalents	—	(1)
Net Cash Used in Discontinued Operations	—	(48)

Effect of Exchange Rates on Cash and Cash Equivalents	5	3

Net Change in Cash and Cash Equivalents	(797)	128

Cash and Cash Equivalents at Beginning of Period:
Cash attributable to continuing operations	1,681	379
Cash attributable to discontinued operations	—	73

Cash and Cash Equivalents at End of Period:
Cash attributable to continuing operations	$884	$555
Cash attributable to discontinued operations	$—	$25

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$200	$119
Income taxes paid	1	—

Noncash Investing and Financing Activities:
Common stock and warrants issued for acquisition	$692	$66
Equity issued to retire debt	879	—
Long-Term debt converted to equity	702	—
Long-Term debt issued in exchange transaction	—	619
Long-Term debt retired in exchange transaction	—	692
Decrease in deferred revenue related to acquisitions	—	4

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2007

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2006	$12	$9,305	$(4)	$(8,939)	$374

Common Stock:
Acquisitions	1	691	—	—	692
Exercise of warrants and options	—	23	—	—	23
Stock plan grants	—	15	—	—	15
401(k) plan	—	8	—	—	8
Debt conversion to equity	2	877	—	—	879
Net Loss	—	—	—	(647)	(647)
Other Comprehensive Income	—	—	70	—	70

Balances at March 31, 2007	$15	$10,919	$66	$(9,586)	$1,414

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(dollars in millions)	2007	2006

Net Loss	$(647)	$(168)

Other Comprehensive Income (Loss) Before Income Tax:
Foreign currency translation income and adjustment for losses included in net loss	64	7
Other	6	2

Other Comprehensive Income Before Income Tax	70	9

Income Tax Benefit Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income, Net of Income Taxes	70	9

Comprehensive Loss	$(577)	$(159)

Supplementary Stockholders’ Equity Information

(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Other	Total
Accumulated Other Comprehensive Income (Loss):

Balance at December 31, 2006	$29	$(33)	$(4)
Change	64	6	70
Balance at March 31, 2007	$93	$(27)	$66

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Level 3 Communications, Inc. and subsidiaries (the “Company” or “Level 3”) in which it has control, which are enterprises primarily engaged in the communications and coal mining businesses.  Fifty-percent-owned mining joint ventures are consolidated on a pro rata basis.  All significant intercompany accounts and transactions have been eliminated.

The Company acquired Progress Telecom, LLC (“Progress Telecom”) on March 20, 2006; ICG Communications, Inc. (“ICG Communications”) on May 31, 2006; TelCove, Inc. (“TelCove”) on July 24, 2006; Looking Glass Networks Holding Co., Inc. (“Looking Glass”) on August 2, 2006; Broadwing Corporation (“Broadwing”) on January 3, 2007; and the Content Delivery Network services business (“CDN Business”) of SAVVIS, Inc. on January 23, 2007.  The Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing and CDN Business results of operations, cash flows and financial position are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2).

On September 7, 2006, Level 3 sold Software Spectrum, Inc. (“Software Spectrum”), the Company’s software reseller business, to Insight Enterprises, Inc. (“Insight Enterprises”).  This business comprised the remaining operations of Level 3’s information services segment in 2006.  The results of operations and cash flows for the Software Spectrum business have been classified as discontinued operations in the consolidated financial statements for all periods presented in this report (See Note 3).

The consolidated balance sheet of Level 3 at December 31, 2006 has been taken from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period.  Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year.

Recently Issued Accounting Pronouncements

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006 appropriately represent, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”), which was effective for Level 3 starting January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. The adoption of FIN No. 48 did not have an effect on the Company’s consolidated results of operations or financial condition for the three months ended and as of March 31, 2007.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”), which was effective for Level 3 starting January 1, 2007.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies”. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue on the consolidated statements of operations includes USF contributions totaling $13 million and $4 million for the three months ended March 31, 2007 and March 31, 2006, respectively.  The adoption of EITF No. 06-3 did not have a material effect on the Company’s consolidated results of operations or financial condition for the three months ended and as of March 31, 2007 as the policy followed was consistent before and after adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The Company is currently assessing the potential effect that the adoption of SFAS No. 157 will have on its consolidated results of operations or financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and at March 31, 2007 cannot estimate the potential effect that the adoption of SFAS No. 159 will have on its consolidated results of operations or financial condition.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Acquisitions

In 2006, the Company embarked on a strategy to expand its presence in metropolitan markets and began offering services to enterprise customers through its Business Markets Group. This strategy will allow the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic. The expansion into new metro markets should also provide additional opportunities to sell services to bandwidth intensive businesses on the Company’s national and international networks. In order to expedite the expansion of its metro presence and its enterprise business, Level 3 acquired Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006 and Broadwing in the first quarter of 2007.  Level 3 has also embarked on a strategy to expand its content delivery network services with the acquisition of the CDN Business in the first quarter of 2007.  The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition. The value of Level 3 common stock issued in connection with the acquisitions was determined based on the average closing price for Level 3 common stock two days before and two days after the date the acquisition was announced multiplied by the number of shares issued.

CDN Business Acquisition:  On January 23, 2007, Level 3 completed the acquisition of the Content Delivery Network (“CDN”) services business of SAVVIS, Inc. Level 3 paid $133 million in cash to acquire certain assets, including network elements, customer contracts and intellectual property used in the CDN Business.  The purchase price was subsequently increased by less than $1 million for working capital and other contractual matters.  The Company paid this adjustment in April 2007.

Broadwing Acquisition:  On January 3, 2007, Level 3 acquired Broadwing Corporation, a publicly held provider of optical network communications services.  Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing.  In total, Level 3 paid approximately $752 million of cash, including $8 million of transaction costs, and issued approximately 123 million shares of the Company’s common stock, valued at $688 million.  As part of the Broadwing acquisition, approximately 3.8 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable for approximately 5.1 million shares of Level 3 common stock.

In connection with the acquisition of Broadwing, the Company guaranteed $180 million in aggregate principal amount of Broadwing Corporation’s 3.125% Convertible Senior Debentures due 2026 (the “Broadwing Debentures”) and the transaction included $24 million in capital lease obligations related primarily to a metro fiber IRU agreement.  As of February 16, 2007, the holders of $179 million in aggregate principal amount of the Broadwing Debentures converted their Broadwing Debentures into a total of 17 million shares of Level 3 common stock and approximately $105 million in cash pursuant to the terms of the indenture governing the Broadwing Debentures and the agreement whereby Level 3 acquired Broadwing.  The remaining $1 million in aggregate principal amount of the Broadwing Debentures was repurchased by Broadwing at 100% of par as required by the indenture governing the Broadwing Debentures.

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

Level 3 entered into certain transactions with Looking Glass prior to the acquisition of Looking Glass by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue.  As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the Looking Glass transaction by $2 million, which was the amount of the unamortized deferred revenue balance on August 2, 2006.

TelCove Acquisition:  On July 24, 2006, Level 3 completed the acquisition of TelCove, a privately held Pennsylvania-based telecommunications company. Under the terms of the agreement, Level 3 paid $446 million in cash and issued approximately 150 million shares of Level 3 common stock, valued at $623 million.  In addition, Level 3 repaid $132 million of TelCove debt.  The transaction also included $12 million in TelCove capital leases.  Also, the Company paid third party costs of approximately $15 million related to the transaction, which included certain costs incurred by TelCove.

Level 3 entered into certain transactions with TelCove prior to the acquisition of TelCove by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue.  As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the TelCove transaction by $3 million, which was the amount of the unamortized deferred revenue balance on July 24, 2006.

ICG Communications:  On May 31, 2006, Level 3 acquired all of the outstanding stock of ICG Communications, a privately held Colorado-based telecommunications company, from MCCC ICG Holdings, LLC excluding certain assets and liabilities.  Under the terms of the purchase agreement, Level 3 purchased ICG Communications for consideration consisting of approximately 26 million shares of Level 3 common stock, valued at $131 million, and approximately $45 million in cash.  The Company also incurred costs of less than $1 million related to the transaction.  Post-closing adjustments, primarily working capital and other contractual matters resulted in additional consideration of approximately $3 million.

Level 3 entered into certain transactions with ICG Communications prior to the acquisition of ICG Communications by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue.  As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the ICG Communications transaction by $1 million, which was the amount of the unamortized deferred revenue balance on May 31, 2006.

Progress Telecom:  On March 20, 2006, Level 3 completed its acquisition of all of the membership interests of Progress Telecom from PT Holding Company LLC (“PT Holding”) excluding certain specified assets and liabilities of Progress Telecom.  Progress Telecom was owned by PT Holding which is jointly owned by Progress Energy, Inc. and Odyssey Telecorp, Inc.  Under the terms of the purchase agreement, Level 3 purchased Progress Telecom for a purchase price consisting of approximately $69 million in cash and approximately 20 million shares of Level 3 common stock, valued at $66 million.  The purchase price was subsequently reduced by $2 million for working capital and other contractual matters.  The Company received payment of the $2 million adjustment in July 2006.

Level 3 entered into certain transactions with Progress Telecom prior to the acquisition of Progress Telecom by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue.  As a result of the acquisition, Level 3 can no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the Progress Telecom transaction by $4 million, which was the amount of the unamortized deferred revenue balance on March 20, 2006.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Level 3 and the acquired businesses, on a pro forma basis, as though the companies acquired in 2006 and 2007 had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the preliminary business combination accounting effect on historical revenues of the acquired companies, adjustments to depreciation on acquired property, amortization charges from acquired intangible assets, restructuring costs and acquisition costs reflected in the historical statements of operations for periods prior to Level 3’s acquisition.

	Unaudited Pro Forma Three Months Ended March 31,
	2007	2006
	(dollars in millions, except per share data)
Revenue	$1,057	$1,189

Loss from Continuing Operations	$(647)	$(192)
Loss from Discontinued Operations	—	(2)
Net Loss	$(647)	$(194)
Per share:
Loss from continuing operations	$(0.44)	$(0.17)
Net loss	$(0.44)	$(0.17)
Pro Forma Weighted Shares Outstanding (in thousands)	1,474,394	1,163,394

The fair value of the assets acquired and the liabilities assumed in the ICG Communications, TelCove, Looking Glass, Broadwing and CDN Business transactions are based upon preliminary valuations as of their respective acquisition dates after reflecting other contractual purchase price adjustments and are subject to change due to further analysis of the assets acquired and liabilities assumed as well as integration plans.  The fair value of assets acquired and liabilities assumed in the Progress Telecom transaction are based upon a final valuation after reflecting other contractual purchase price adjustments.  The fair values of the assets acquired and the liabilities assumed for the companies Level 3 acquired are as follows.

	Broadwing	CDN Business	Looking Glass	TelCove	ICG Communi- cations	Progress Telecom
	(dollars in millions)
Assets:
Cash and cash equivalents	$257	$—	$3	$3	$6	$—
Marketable securities	46	—	—	—	—	—
Accounts receivable	85	—	8	23	7	3
Other current assets	19	—	2	5	2	2
Property, plant and equipment, net	240	2	183	796	10	77
Goodwill	939	110	—	178	127	30
Identifiable intangible assets	254	23	9	273	49	36
Other assets	31	—	1	—	4	—
Total Assets	1,871	135	206	1,278	205	148

Liabilities:
Accounts payable	41	1	5	20	6	1
Accrued payroll	15	1	1	6	2	1
Other current liabilities	114	—	9	20	10	7
Current portion of capital leases	2	—	—	3	—	1
Long-term debt	203	—	—	—	—	—
Capital leases	22	—	—	9	3	8
Deferred revenue—Acquired Company	13	—	1	—	4	—
Deferred revenue—Level 3	—	—	(2)	(3)	(1)	(4)
Other liabilities	17	—	28	7	3	—
Total Liabilities	427	2	42	62	27	14
Purchase Price	$1,444	$133	$164	$1,216	$178	$134

(3) Discontinued Operations

Level 3’s information services segment was comprised of Software Spectrum in 2006.  The Company sold Software Spectrum in September 2006 and, as a result, has presented it as discontinued operations in these financial statements.

Software Spectrum

On September 7, 2006, Level 3 sold Software Spectrum, Inc. to Insight Enterprises, a leading provider of information technology products and services.  In connection with the transaction, Level 3 received total proceeds of $353 million in cash, consisting of a base purchase price of $287 million and a working capital adjustment of approximately $66 million.  The purchase price was subject to working capital and certain other post-closing adjustments.  During the fourth quarter of 2006, the Company paid $2 million to Insight Enterprises as the final working capital adjustment.  Level 3 recognized a $33 million gain on the transaction in the third quarter of 2006 after transaction costs.

The following is the summarized results of operations of the Software Spectrum business for the three months ended March 31, 2006:

Three Months
Ended
March 31, 2006
(dollars in millions)
Revenues	$445
Costs and Expenses:
Cost of revenue	405
Depreciation and amortization	3
Selling, general and administrative	37
Restructuring and impairment charges	1
Total costs and expenses	446
Loss from Operations	(1)

Other Income (Expense)	—
Loss from Operations Before Income Taxes	(1)

Income Tax Expense	(1)

Loss from Discontinued Operations	$(2)

(4) Restructuring and Impairment Charges

Restructuring Charges

In 2006, the Company initiated workforce reductions that affected approximately 1,200 employees in its North American communications business related to the integration of WilTel Communications Group, LLC (“WilTel”), Progress Telecom, ICG Communications, TelCove and Looking Glass into Level 3’s operations.

In the first quarter of 2007, Level 3 initiated additional workforce reductions of approximately 1,000 employees in its North American communications business in connection with the integration of Broadwing and previous acquisitions. These additional workforce reductions are expected to be completed over the course of 2007.  The accounting treatment for the severance costs is dependent on whether those individuals affected are former employees of the acquired companies or legacy Level 3 employees.  The estimated severance costs earned by employees of the acquired companies as of the acquisition date are included as a liability in the balance sheet as of the acquisition date.  The Company expects cumulative severance and related costs to total approximately $63 million for former WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass and Broadwing employees.  During the first quarter of 2007, Level 3 paid $9 million of severance and related costs for these employees resulting in cumulative payments from January 1, 2006 to March 31, 2007 of $28 million for severance and related charges.  Severance costs attributable to legacy Level 3 employees are recorded as a restructuring charge in the statement of operations once the employees are notified that their position will be eliminated and the severance arrangements are communicated to the employee.

For the period from January 1, 2006 through March 31, 2007, the Company had notified or terminated 1,271 employees (342 for Level 3 and 929 for acquired businesses) pursuant to integration activities.  In the first quarter of 2007, the Company recorded approximately $4 million in restructuring charges for affected legacy Level 3 employees.  As of March 31, 2007, the Company had remaining obligations of less than $1 million for those legacy Level 3 employees terminated or notified.  The workforce reduction attributable to the WilTel integration activity was substantially complete by the end of 2006.  The workforce reductions attributable to the Progress Telecom, ICG Communications, TelCove, Looking Glass and Broadwing integration activities are expected to be primarily completed in 2007.

A summary of the restructuring charges and related activity for legacy Level 3 employees follows:

	Severance and Related
	Number of Employees	Amount	Facilities Related Amount
		(in millions)	(in millions)
Balance December 31, 2005	—	$—	$12
2006 Charges	248	5	—
2006 Payments	(242)	(5)	(2)
Balance December 31, 2006	6	$—	$10
2007 Charges	94	4	—
2007 Payments	(79)	(4)	—
Balance March 31, 2007	21	$—	$10

Impairment Charges

The Company recognized less than $1 million and $3 million of non-cash impairment charges in the first quarter of 2007 and 2006, respectively.  These non-cash impairment charges resulted from the decision to terminate projects for certain voice services and certain information technology projects in the communications business which had been previously capitalized. These projects have identifiable costs which Level 3 can separately evaluate for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects exceeded their estimated fair value.

Level 3 continues to periodically conduct comprehensive reviews of the long-lived assets of its businesses, specifically communication assets deployed along its intercity and metro networks and in its gateway facilities.  It is possible that assets may be identified as impaired and impairment charges may be recorded to reflect the realizable value of these assets in future periods.

(5) Loss Per Share

The Company had a loss from continuing operations for the three months ended March 31, 2007 and 2006. Therefore, the effect of the approximately 314 million and 418 million shares issuable pursuant to the convertible debt securities outstanding at March 31, 2007 and 2006, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of approximately 53 million and 56 million stock options, outperform stock options, restricted stock units and warrants outstanding at March 31, 2007 and 2006, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per common share calculations for Level 3 for the three months ended March 31, 2007 and 2006 (dollars in million, except per share data):

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006
Loss from Continuing Operations	$(647)	$(166)
Loss from Discontinued Operations	—	(2)
Net Loss	$(647)	$(168)
Total Number of Weighted Average Common Shares Outstanding used to Compute Basic and Diluted Earnings Per Share (in thousands)	1,469,163	821,918

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.44)	$(0.20)
Loss from Discontinued Operations	—	—
Net Loss	$(0.44)	$(0.20)

(6) Receivables

Receivables at March 31, 2007 and December 31, 2006 were as follows:

	Communications	Coal	Total
	(dollars in millions)
March 31, 2007

Accounts Receivable—Trade	$459	$8	$467
Allowance for Doubtful Accounts	(17)	—	(17)
Total	$442	$8	$450

December 31, 2006

Accounts Receivable—Trade	$337	$6	$343
Allowance for Doubtful Accounts	(17)	—	(17)
Total	$320	$6	$326

The Company recognized bad debt expense in selling, general and administrative expenses of $3 million and less than $1 million in the three month periods ended March 31, 2007 and 2006, respectively. Level 3 received less than $1 million of proceeds for amounts previously deemed uncollectible in each of the three month periods ended March 31, 2007 and 2006. The Company reduced accounts receivable and the allowance for doubtful accounts by $3 million in the three month period ended March 31, 2007 for previously reserved amounts the Company wrote off as uncollectible.

(7) Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the communications network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development. Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $26 million and $10 million for the three months ended March 31, 2007 and 2006, respectively. Included in capitalized labor and related costs were less than $1 million of capitalized non-cash compensation costs related to options and warrants granted to employees for each of the three month periods ended March 31, 2007 and 2006, respectively.

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

Depreciation expense was $197 million and $167 million for the three months ended March 31, 2007 and 2006, respectively.

(8) Goodwill

Goodwill at March 31, 2007 and December 31, 2006 was as follows (dollars in millions):

	March 31, 2007	December 31, 2006

360networks	$—	$—
Sprint	—	—
Telverse	—	—
Genuity	—	—
WilTel	—	—
Progress Telecom	30	32
ICG Communications	127	127
TelCove	178	179
Looking Glass	—	—
Broadwing	939	—
CDN Business	110	—
McLeod	40	40
XCOM	30	30
	$1,454	$408

The Company segregates identifiable intangible assets acquired in a business combination from goodwill. In accordance with SFAS No. 142, goodwill is not amortized and the carrying amount of the goodwill and indefinite-lived intangible assets must be evaluated at least annually for impairment using a fair value based test. An assessment of the carrying value of the goodwill and indefinite-lived intangible assets attributable to the communications business was performed as of December 31, 2006 and indicated that the assets were not impaired.

The final purchase price valuation for Progress Telecom indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $30 million.  The preliminary purchase price valuations for ICG Communications, TelCove, Broadwing and the CDN Business indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $127 million, $178 million, $939 million and $110 million, respectively.

The preliminary valuation of the assets acquired and liabilities assumed in the Looking Glass transaction indicates that the fair value of the identifiable net assets acquired exceeds the consideration paid to the former owners by $24 million which reduced the fair value of long-lived assets acquired in the transaction on a pro-rata basis. Also, during the fourth quarter of 2006 Level 3 recorded a $24 million liability for unfavorable leases attributable to Looking Glass.

(9) Other Intangibles, net

Other Intangibles, net at March 31, 2007 and December 31, 2006 were as follows (dollars in millions):

	March 31, 2007	December 31, 2006

360networks	$2	$3
Sprint	3	5
Telverse	8	10
Genuity	4	6
WilTel	131	135
Progress Telecom	32	33
ICG Communications	46	47
TelCove	258	264
Looking Glass	8	8
Broadwing	248	—
CDN Business	23	—
McLeod	—	—
XCOM	—	—
	$763	$511

On January 23, 2007, Level 3 completed the acquisition of the CDN Business. A preliminary valuation of the assets acquired in the CDN Business transaction indicated a value of $23 million for patents and customer-related intangible assets with estimated useful lives ranging from 1 year to 8 years.

On January 3, 2007, Level 3 completed the acquisition of Broadwing. A preliminary valuation of the assets acquired in the Broadwing transaction indicated a value of $254 million for customer-related intangible assets with an estimated useful life of 10 years.

On August 2, 2006, Level 3 completed the acquisition of Looking Glass. A preliminary valuation of the assets acquired in the Looking Glass transaction as of the acquisition date, indicates customer-related intangibles of approximately $9 million with an estimated useful life of 8 years. Based on the valuation, Level 3 adjusted its preliminary estimate of the amount initially allocated to customer intangibles from $41 million at the end of the third quarter of 2006 to $9 million as of the end of the fourth quarter of 2006.

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

Intangible asset amortization expense was $24 million and $20 million for the three months ended March 31, 2007 and 2006, respectively.  The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: 2007—$68 million; 2008—$79 million; 2009—$74 million; 2010—$74 million; 2011—$73 million and thereafter—$343 million.

(10) Long-Term Debt

At March 31, 2007 and December 31, 2006, long-term debt was as follows:

(dollars in millions)	March 31, 2007	December 31, 2006
Senior Secured Term Loan due 2014 (7.57%)	$1,400	$—
Senior Secured Term Loan due 2011	—	730
Senior Notes due 2008 (11.0%)	20	78
Senior Euro Notes due 2008 (10.75%)	5	65
Senior Discount Notes due 2010	—	488
Senior Euro Notes due 2010	—	137
Senior Notes due 2010	—	96
Senior Notes due 2010 (11.5%)	15	692
Fair value adjustment on Senior Notes due 2010	(2)	(60)
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (11.705%)	6	150
Issue discount on Senior Notes due 2011	—	(4)
Senior Notes due 2013 (12.25%)	550	550
Issue discount on Senior Notes due 2013	(2)	(2)
Senior Notes due 2014 (9.25%)	1,250	1,250
Issue premium on Senior Notes due 2014	11	11
Floating Rate Senior Notes due 2015 (9.15%)	300	—
Senior Notes due 2017 (8.75%)	700	—
Convertible Senior Notes due 2010 (2.875%)	374	374
Convertible Senior Notes due 2011 (5.25%)	345	345
Convertible Senior Notes due 2011 (10.0%)	275	880
Convertible Senior Notes due 2012 (3.5%)	335	335
Convertible Senior Discount Notes due 2013 (9.0%)	281	275
Convertible Subordinated Notes due 2009 (6.0%)	362	362
Convertible Subordinated Notes due 2010 (6.0%)	514	514
Commercial Mortgage due 2015 (6.86%)	70	70
Capital leases	45	23
	6,857	7,362
Less current portion	(34)	(5)
	$6,823	$7,357

Debt for Equity Exchanges

In January 2007, in two separate transactions, Level 3 completed the exchange of $605 million in aggregate principal amount of its 10% Convertible Senior Notes due 2011 for a total of 197 million shares of Level 3’s common stock. The shares of the Company’s common stock issued pursuant to these announced exchanges are exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. The Company recognized a $177 million loss on extinguishment of debt for the exchanges.  Included in the loss was approximately $1 million of unamortized debt issuance costs.

Senior Note Issuance

On February 14, 2007, Level 3 Financing, Inc., a wholly owned subsidiary of Level 3 (“Level 3 Financing”) issued $700 million of its 8.75% Senior Notes due 2017 and $300 million of its Floating Rate Senior Notes due 2015 and received net proceeds of $982 million. The proceeds from these private offerings were used to refinance certain Level 3 Financing debt and to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.  See a detailed description of the notes below.

Senior Secured Term Loan Refinancing

In March 2007, Level 3 Financing refinanced its senior secured credit agreement and received net proceeds of $1.382 billion. The proceeds from this transaction were used to repay the existing $730 million Senior Secured Term Loan due 2011 and other debt. The effect of this transaction was to increase the amount of senior secured debt from $730 million to $1.4 billion, reduce the interest rate on that debt from the London Interbank Offering Rate (“LIBOR”) plus 3.00% to LIBOR plus 2.25% and extend the final maturity from 2011 to 2014. The Company recognized a $10 million loss on this transaction related to unamortized debt issuance costs.  See a detailed description of the Senior Secured Term Loan due 2014 below.

Interest Rate Swap

Level 3 has floating rate long-term debt.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases.  On March 13, 2007, Level 3 Financing entered into two interest rate swap transactions to hedge the interest payments on $1 billion notional amount of floating rate debt.  The two interest rate swap transactions are with different counterparties and are for $500 million each.  The transactions are effective beginning April 13, 2007 and mature on January 13, 2014.  Under the terms of the interest rate swap transactions, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.9175% under the other.  Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt as of March 13, 2007.  Level 3 will evaluate the effectiveness of the hedge on a quarterly basis.  The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

Redemptions and Repurchases

On March 13, 2007, the Company redeemed the entire $722 million of outstanding principal amount of the following debt issuances and recognized a loss on extinguishment of debt totaling $54 million on the redemption transactions:

•                  Redeemed $488 million of outstanding 12.875% Senior Notes due 2010 at a price equal to 102.146 of the principal amount and recognized a $12 million loss on extinguishment of debt consisting of a $10 million cash loss and $2 million in unamortized debt issuance costs.  Accrued interest paid at the time of redemption totaled less than $1 million.

•                  Redeemed $96 million of outstanding 11.25% Senior Notes due 2010 at a price equal to 101.875 of the principal amount and recognized a $3 million loss on extinguishment of debt consisting of a $2 million cash loss and $1 million in unamortized debt issuance costs.  Accrued interest paid at the time of redemption totaled less than $1 million.

•                  Redeemed $138 million (€104 million) of outstanding 11.25% Senior Euro Notes due 2010 at a price equal to €101.875 per €1,000 of principal amount and recognized a $39 million loss on extinguishment of debt consisting of a $38 million cash loss and $1 million in unamortized debt issuance costs.  Accrued interest paid at the time of redemption totaled less than $1 million (less than €1 million).

On March 15, 2007, the respective issuer repurchased, through tender offers, $941 million of the outstanding principal amounts of the following debt issuances and recognized a loss on extinguishment of debt totaling $186 million on the repurchase transactions:

•                  Repurchased $144 million of its outstanding Floating Rate Senior Notes due 2011 at a price equal to $1,080 per $1,000 principal amount of the notes, which included $1,050 as the tender offer consideration and $30 as a consent payment, and recognized an $18 million loss on extinguishment of debt consisting of a $12 million cash loss and $6 million in unamortized debt issuance costs and unamortized discount.  Accrued interest paid at the time of repurchase totaled $8 million.

•                  Repurchased $59 million of its outstanding 11% Senior Notes due 2008 at a price equal to $1,054.28 per $1,000 principal amount of the notes, which included $1,024.28 as the tender offer consideration and $30 as a consent payment, and recognized a $3 million loss on extinguishment of debt consisting of a $3 million cash loss and less than $1 million in unamortized debt issuance costs.  Accrued interest paid at the time of repurchase totaled $3 million.

•                  Repurchased $677 million of its outstanding 11.5% Senior Notes due 2010 at a price equal to $1,115.26 per $1,000 principal amount of the notes, which included $1,085.26 as the tender offer consideration and $30 as a consent payment, and recognized a $141 million loss on extinguishment of debt consisting of a $78 million cash loss and $63 million in unamortized debt issuance costs and unamortized discount.  Accrued interest paid at the time of repurchase totaled $3 million.

•                  Repurchased $61 million (€46 million) of its outstanding 10.75% Senior Euro Notes due 2008 at a price equal to €1,061.45 per €1,000 of principal amount of the notes, which included €1,031.45 as the tender offer consideration and €30 as a consent payment, and recognized a $24 million loss on extinguishment of debt consisting of a $24 million cash loss and less than $1 million in unamortized debt issuance costs.  Accrued interest paid at the time of repurchase totaled $3 million (€2 million).

In connection with the tender offers completed in the first quarter of 2007, Level 3 and Level 3 Financing obtained consents to certain proposed amendments to the respective indentures governing the notes that are subject to the tender offer transactions described above to eliminate substantially all of the covenants, amend certain repurchase rights, certain discharge rights and certain events of default and related provisions contained in those indentures.

On February 23, 2007, Level 3 Financing completed a consent solicitation with respect to certain amendments to the indenture governing Level 3 Financing’s outstanding 12.25% Senior Notes due 2013 that allowed for the incurrence of debt based upon a multiple of cash flow available for fixed charges on a “pro forma” basis giving effect to any acquisition, merger or consolidation completed prior to February 1, 2007.  Additional debt as permitted under the amended indenture was incurred in February 2007.  In connection with the consent solicitation, the Company paid consent fees totaling approximately $2 million which were capitalized as additional debt issuance costs and will be amortized over the remaining life of the related debt issuances using the effective interest method.

Conversion of Broadwing Corporation 3.125% Convertible Senior Debentures due 2026

On February 17, 2007, Level 3’s wholly owned subsidiary, Broadwing, completed the repurchase of $1 million aggregate principal amount of Broadwing’s outstanding 3.125% Convertible Senior Debentures due 2026 (the “Debentures”). The indenture governing the Debentures required Broadwing to make the offer to repurchase the Debentures as a result of the Company’s acquisition of Broadwing on January 3, 2007.

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

Holders owning $179 million aggregate principal amount of the Debentures converted those Debentures into a total of approximately 17 million shares of Level 3 common stock and also received approximately $105 million in cash.  As a result of these conversions and the repurchase discussed above, as of February 17, 2007, the Debentures are no longer outstanding.  There was no gain or loss recognized due to the fact that, under purchase accounting, the liability for the notes was valued at the total cost to retire the obligation.

Capital Leases

As part of the Broadwing transaction completed on January 3, 2007, the Company now includes in its financial statements certain capital lease obligations of Broadwing totaling $24 million, related primarily to a metro fiber IRU agreement.  The capital leases mature at various dates through 2022.

Debt Instruments

Senior Secured Term Loan due 2014

On March 13, 2007, Level 3, as guarantor, Level 3 Financing, as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and certain other agents and certain lenders entered into a Credit Agreement, pursuant to which the lenders extended a $1.4 billion senior secured term loan (“Senior Secured Term Loan due 2014”) to Level 3 Financing. The term loan matures on March 13, 2014 and has an interest rate of LIBOR plus an applicable margin of 2.25% per annum.

Interest on the Senior Secured Term Loan due 2014 accrues at the three month LIBOR plus 2.25% per annum and is payable in cash quarterly on April 13, July 13, October 13 and January 13 of each year, in arrears, beginning July 13, 2007. The interest rate was 7.57% at March 31, 2007.

Level 3 Financing’s obligations under this term loan are, subject to certain exceptions, secured by certain assets of the Company; and certain of the Company’s material domestic subsidiaries that are engaged in the telecommunications business. The Company and these subsidiaries have also guaranteed the obligations of Level 3 Financing under the Senior Secured Term Loan due 2014. Level 3 Communications, LLC and its material domestic subsidiaries have not guaranteed and have not pledged certain of their assets to secure the obligations under the Senior Secured Term Loan due 2014. Each of Level 3 and Level 3 Financing has agreed to endeavor in good faith using commercially reasonable efforts to cause Level 3 Communications, LLC to obtain all material governmental authorizations and consents required in order for it to guarantee the Senior Secured Term Loan due 2014 at the earliest practicable date and to enter into a guarantee of these notes promptly thereafter. However, there can be no assurance that Level 3 and Level 3 Financing will be successful in obtaining the required regulatory approvals to permit Level 3 Communications, LLC to guarantee these notes.

The Senior Secured Term Loan due 2014 includes certain negative covenants which restrict the ability of the Company, Level 3 Financing and any restricted subsidiary to engage in certain activities. The Senior Secured Term Loan due 2014 also contains certain events of default. It does not require the Company or Level 3 Financing to maintain specific financial ratios or other financial metrics.

Level 3 used a portion of the original net proceeds after transaction costs to repay Level 3 Financing’s $730 million Senior Secured Term Loan due 2011 under that certain credit agreement dated June 27, 2006.  In addition, Level 3 used a portion of the net proceeds to fund the purchase of certain of its existing debt securities.

Debt issuance costs of $18 million were capitalized and are being amortized to interest expense over the term of the Senior Secured Term Loan due 2014 using the effective interest method.

8.75% Senior Notes Due 2017 and Floating Rate Senior Notes Due 2015

On February 14, 2007, Level 3 Financing received $982 million of net proceeds after transaction costs, from a private offering of $700 million aggregate principal amount of its 8.75% Senior Notes due 2017 (the “8.75% Senior Notes”) and $300 million aggregate principal amount of its Floating Rate Senior Notes due 2015 (the “2015 Floating Rate Senior Notes”). The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Level 3 Communications, Inc. has guaranteed the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes. Interest on the 8.75% Senior Notes accrues at 8.75% interest per year and is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 8.75% Senior Notes will be due on February 15, 2017. Interest on the 2015 Floating Rate Senior Notes accrues at LIBOR plus 3.75% per annum, reset semi-annually. The interest rate was 9.15% at March 31, 2007. Interest on the 2015 Floating Rate Senior notes is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 2015 Floating Rate Senior Notes will be due on February 15, 2015.

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

A portion of the debt represented by the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes will constitute purchase money indebtedness under the indentures of Level 3 and the portion of the net proceeds that constitutes purchase money indebtedness will be used solely to fund the cost of construction, installation, acquisition, lease, development or improvement of any assets to be used in the Company’s communications business, including the cash purchase price of any past, pending or future acquisitions.

At any time prior to February 15, 2012, Level 3 Financing may redeem all or a part of the 8.75% Senior Notes upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of the 8.75% Senior Notes so redeemed plus the 8.75% Applicable Premium as of, and accrued and unpaid interest thereon (if any) to, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

With respect to the 8.75% Senor Notes, “8.75% Applicable Premium” means on any redemption date, the greater of (1) 1.0% of the principal amount of such 8.75% Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) 104.375% of the principal amount of such 8.75% Senior Notes plus (ii) all required interest payments due on such 8.75% Senior Notes through February 15, 2012 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 8.75% Senior Notes) as of such redemption date plus 50 basis points, over (b) the principal amount of such 8.75% Senior Notes.

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

At any time prior to February 15, 2009, Level 3 Financing may redeem all or a part of the Floating Rate Senior Notes, upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 100% of the principal amount of the Floating Rate Senior Notes so redeemed plus the Applicable Premium as of, and accrued and unpaid interest thereon (if any) to, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

With respect to the Floating Rate Senior Notes, “Applicable Premium” means, on any redemption date, the greater of (1) 1.0% of the principal amount of such Floating Rate Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of 102% of the principal amount of such Floating Rate Senior Notes, plus (ii) all required interest payments due on such Floating Rate Senior Notes through February 15, 2009 (excluding accrued but unpaid interest to the redemption date), such interest payments to be determined in accordance with the indenture governing the Floating Rate Senior Notes assuming that LIBOR in effect on the date of the applicable redemption notice would be the applicable LIBOR in effect through February 15, 2009, computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the Floating Rate Senior Notes) as of such redemption date plus 50 basis points, over (b) the principal amount of such Floating Rate Senior Notes.

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

At any time or from time to time on or prior to February 15, 2009, Level 3 Financing may redeem up to 35% of the original aggregate principal amount of the Floating Rate Senior Notes at a redemption price equal to 100.0% of the principal amount of the Floating Rate Senior Notes so redeemed, plus a premium equal to the interest rate on the Floating Rate Senior Notes applicable on the date that notice of the redemption is given, plus accrued and unpaid interest thereon (if any) to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), with the net cash proceeds contributed to the capital of Level 3 Financing of one or more private placements to persons other than affiliates of Level 3 or underwritten public offerings of common stock of Level 3 resulting, in each case, in gross proceeds of at least $100 million in the aggregate; provided, however, that at least 65% of the original aggregate principal amount of the Floating Rate Senior Notes would remain outstanding immediately after giving effect to such redemption. Any such redemption shall be made within 90 days of such private placement or public offering upon not less than 30 nor more than 60 days’ prior notice.

Each of Level 3 and Level 3 Financing has agreed to endeavor in good faith using commercially reasonable efforts to cause Level 3 Communications, LLC to obtain all material governmental authorizations and consents required in order for it to guarantee the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes at the earliest practicable date and to enter into a guarantee of these notes promptly thereafter. However, there can be no assurance that Parent and the Issuer will be successful in obtaining the required regulatory approvals to permit Level 3 Communications, LLC to guarantee these notes.

Debt Maturities

The Company’s contractual obligations at March 31, 2007 related to debt, including capital leases and excluding issue discounts and fair value adjustments will require estimated cash payments during each of the five succeeding years of the following for the years ended December 31:  2007—$7 million; 2008—$31 million; 2009—$366 million; 2010—$972 million; 2011—$631 million and thereafter—$4,843 million.

(11) Employee Benefit Plans

The Company recognized in net loss from continuing operations a total of $24 million and $14 million of non-cash compensation for the three months ended March 31, 2007 and 2006, respectively. In addition, included in discontinued operations for the three months ended March 31, 2006, is non-cash compensation expense of $1 million.

The Company capitalized less than $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for each of the three month periods ended March 31, 2007 and 2006.

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

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three months ended March 31, 2007 and 2006.

(dollars in millions)	March 31, 2007	March 31, 2006
OSO	$9	$4
Restricted Stock	7	6
401(k) Match Expense	8	4
401(k) Discretionary Grant Plan	—	1
	24	15
Discontinued Operations	—	(1)
	$24	$14

Non-qualified Stock Options and Warrants

The Company has not granted non-qualified stock options (“NQSOs”) since 2000. As of March 31, 2007, all NQSOs previously granted were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations. At March 31, 2007, there were approximately 4.6 million NQSOs outstanding with exercise prices ranging from $1.76 to $8.00. The weighted average exercise price of the NQSOs outstanding was $5.81 at March 31, 2007.

In connection with the acquisition of Broadwing, approximately 4 million previously issued Broadwing warrants were convertible into approximately 5 million shares of Level 3 common stock at a weighted average exercise price of $5.76 per share of Level 3 common stock.  During the quarter ended March 31, 2007, approximately 3 million of the Broadwing warrants were exercised to purchase approximately 4 million shares of Level 3 common stock and resulted in proceeds to the Company totaling approximately $23 million.  As of March 31, 2007, approximately 700,000 Broadwing warrants remain outstanding and are convertible into approximately 1 million shares of Level 3 common stock at a weighted average exercise price of $5.38 per share.

Outperform Stock Options

The fair value of the Outperform Stock Option (“OSO”) units granted is calculated by applying a modified Black-Scholes model with the assumptions identified below. The Company utilized a modified Black-Scholes model due to the additional variables required to calculate the effect of the success multiplier of the OSO program. The Company believes that given the relative short life of the options and the other variables used in the model, the modified Black-Scholes model provides a reasonable estimate of the fair value of the OSO units at the time of grant for grants to be issued in 2007 and issued in 2006.

	Three Months Ended March 31,
	2007	2006
S&P 500 Expected Dividend Yield Rate	1.78%	1.78%
Expected Life	3 years	3.4 years
S&P 500 Expected Volatility Rate	12%	12%
Level 3 Common Stock Expected Volatility Rate	55%	55%
Expected S&P 500 Correlation Factor	.28	.28
Calculated Theoretical Value	146%	153%
Estimated Forfeiture Rate	11.88%	10.19%

The fair value of each OSO grant equals the calculated theoretical value multiplied by the Level 3 common stock price on the grant date.

The expected life data was stratified based on levels of responsibility within the Company. The theoretical value used was determined using the weighted average exercise behavior for these groups of employees. Volatility assumptions were derived using historical data as well as current market data.

As part of a comprehensive review of its long-term compensation program completed in the first quarter of 2007, beginning on April 1, 2007, OSO units will be awarded monthly to employees in mid-management level and higher positions, have a three year life, will vest 100% on the third anniversary of the date of the award and will fully settle on that date. OSO units awarded beginning April 1, 2007 will be valued as of the first day of each month. Recipients will have no discretion to exercise OSO awards granted on or after April 1, 2007.

As a result of the long-term compensation review that was being completed, OSO units were not awarded to participants during the quarter ended March 31, 2007. As of March 31, 2007, the Company had not reflected $16 million of unamortized compensation expense in its financial statements for previously granted OSO units. The weighted average period over which this cost will be recognized is 1.28 years.

Transactions involving OSO units in the three months ended March 31, 2007 are summarized in the table below. The Option Price per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Initial Strike Price Per Unit	Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
				(in millions)
Balance January 1, 2007	15,285,495	$2.03 - $6.66	$3.93	$82.7	2.54 years
OSO’s granted	—	—
OSO’s cancelled	(170,817)	$2.03 - $5.39	$4.56
OSO’s expired	(722,231)	$2.03 - $6.66	$5.02
OSO’s exercised	(919,680)	$2.03 - $5.39	$2.87
Balance March 31, 2007	13,472,767	$2.03 - $6.66	$3.94	$86.6	2.42 years
OSO’s exercisable (“vested”):
March 31, 2007	7,810,089	$2.03 - $6.66	$3.51	$62.5	1.88 years

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of March 31, 2007.

The total realized value of OSO units exercised for the three months ended March 31, 2007 and 2006 was approximately $12 million and $1 million, respectively. The number of shares of Level 3 stock issued upon exercise of an OSO unit varies based upon the relative performance of Level 3’s stock price and the S&P 500® Index between the initial grant date and exercise date of the OSO unit.

At March 31, 2007, based on the Level 3 common stock price and post-multiplier values, the Company was obligated to issue 10.2 million shares for vested and exercisable OSOs as the percentage increase in the Level 3 stock price exceeded the percentage increase in the S&P 500® Index for certain grants.

Restricted Stock and Units

Employees will continue to receive restricted stock units under the revised compensation program. During the first quarter of 2007, approximately 1.1 million restricted stock shares or restricted stock units were awarded to certain employees and non-employee members of the Board of Directors. The restricted stock units and shares were granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded in the first quarter of 2007 of $7 million was calculated using the value of Level 3 common stock on the grant date and is being amortized over the restriction lapse periods of the awards. As of March 31, 2007, the total compensation cost related to nonvested restricted stock or restricted stock units not yet recognized was $27 million, and the weighted average period over which this cost will be recognized is 2.53 years.

For the three months ended March 31, 2007, the changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	19,450,727	$2.76
Stock and units granted	1,099,206	6.16
Lapse of restrictions	(4,968,766)	2.28
Stock and units forfeited	(527,573)	3.29
Nonvested at March 31, 2007	15,053,594	$3.15

The Weighted Average Grant Date Fair Value of restricted stock and restricted stock units granted during the three months ended March 31, 2007 and 2006 were $6.16 and $3.71, respectively. The total fair value of restricted stock and restricted stock units for which restrictions lapsed during the three months ended March 31, 2007 and 2006 were $11 million and $9 million, respectively.

401(k) Plan

The Company and its subsidiaries offer their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings generally not to exceed $15,500 in 2007. The Company matches 100% of employee contributions up to 7% of eligible earnings or applicable regulatory limits for employees of the communications businesses.

The Company’s matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company’s matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested. The Company’s matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions. The Company made 401(k) Plan matching contributions of $8 million and $4 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s matching contributions were recorded as selling, general and administrative expenses.

The Company made a discretionary contribution to the 401(k) plan in Level 3 common stock for the year ended December 31, 2006 equal to three percent of eligible employees’ earnings. The 2006 discretionary contribution was made into the employees’ 401(k) accounts during the first quarter of 2007.

The Company merged the TelCove 401(k) plan assets into the Level 3 plan on January 2, 2007.

The Broadwing employees began contributing to the Level 3 plan on March 1, 2007. There were no matching cash contributions for Broadwing for the period of January 3, the date of acquisition, through March 1, 2007. The Broadwing plan assets were merged into the Level 3 plan on March 1, 2007.

The CDN Business employees began contributing to the Level 3 plan on January 23, 2007, the date of acquisition. The CDN Business did not have a separate 401(k) plan and as a result no assets will be merged into the Level 3 plan.

(11) Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not affect the Company’s liability for unrecognized tax benefits as no new uncertain tax positions were recognized. The Company’s liability for unrecognized tax benefits totaled $18 million and $20 million at January 1, 2007 and March 31, 2007, respectively. The Company increased the liability for unrecognized tax benefits by $2 million during the first quarter of 2007 to reflect liabilities for unrecognized tax benefits related to an acquired company and to reflect accrued interest and penalties for the period.

The Company or at least one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 1999 through 2001. The audit is currently in the appeals process and a resolution is possible within the next 12 months. The Company does not expect that any settlement or payment that may result from the audit will have a material effect on the Company’s results of operations or cash flows.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of operations. During each of the three month periods ended March 31, 2007 and 2006, the Company recognized less than $1 million in interest and penalties. The Company’s liability for unrecognized tax benefits includes approximately $9 million and $8 million of accrued interest and penalties at March 31, 2007 and January 1, 2007, respectively.

Included in the balance at January 1, 2007, is $1 million of tax positions related to recently acquired companies, the disallowance of which would affect the valuation of the assets and or liabilities acquired and therefore would not affect the annual effective income tax rate. The Company does not expect the liability for unrecognized tax benefits will change significantly during the next twelve months ended March 31, 2008; however, actual changes in the liability for unrecognized tax benefits could be different than currently expected.

(12) Industry and Geographic Data

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

Effective January 1, 2007, the Company has reflected cash, cash equivalents and marketable securities in the respective segments which hold the related cash, cash equivalents and marketable securities. Prior year balances have been reclassified to conform to the current period presentation.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated condensed statements of operations before (1) gain (loss) from discontinued operations, (2) income taxes, (3) total other income (expense), (4) non-cash impairment charges included within restructuring and impairment charges as reported in the consolidated statements of operations, (5) depreciation and amortization and (6) non-cash stock compensation expense included within selling, general and administrative expenses on the consolidated statements of operations.

Adjusted EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted EBITDA is an important part of the Company’s internal reporting and is a key measure used by Management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measures are especially important in a capital-intensive industry such as telecommunications. Management also uses Adjusted EBITDA to compare the Company’s performance to that of its competitors. Management uses Adjusted EBITDA to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA also excludes interest income, interest expense, income taxes and gain (loss) on extinguishment of debt because these items are associated with the Company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of capital investments which management believes should be evaluated through cash flow measures. Adjusted EBITDA excludes total other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense, gain (loss) on early extinguishment of debt and net other income (expense). Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The data presented in the following tables includes information for the three months ended March 31, 2007 and 2006 for all statement of operations and cash flow information presented, and as of March 31, 2007 and December 31, 2006 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2007 presentation.

	Communications	Coal Mining	Other	Total
	(dollars in millions)
March 31, 2007
Revenue:
North America	$982	$19	$—	$1,001
Europe	55	—	—	55
	$1,037	$19	$—	$1,056
Adjusted EBITDA:
North America	$155	$2	$—
Europe	13	—	—
	$168	$2	$—
Capital Expenditures:
North America	$145	$—	$—	$145
Europe	10	—	—	10
	$155	$—	$—	$155
Depreciation and Amortization:
North America	$203	$1	$—	$204
Europe	17	—	—	17
	$220	$1	$—	$221

	Communications	Coal Mining	Other	Total
	(dollars in millions)
March 31, 2006
Revenue:
North America	$762	$18	$—	$780
Europe	42	—	—	42
	$804	$18	$—	$822
Adjusted EBITDA:
North America	$131	$1	$(1)
Europe	16	—	—
	$147	$1	$(1)
Capital Expenditures:
North America	$50	$—	$—	$50
Europe	8	—	—	8
	$58	$—	$—	$58
Depreciation and Amortization:
North America	$166	$1	$—	$167
Europe	20	—	—	20
	$186	$1	$—	$187

	Communications	Coal Mining	Other	Total
	(dollars in millions)

Identifiable Assets
March 31, 2007
North America	$9,564	$112	$21	$9,697
Europe	938	—	—	938
	$10,502	$112	$21	$10,635
December 31, 2006
North America	$9,043	$127	$18	$9,188
Europe	806	—	—	806
	$9,849	$127	$18	$9,994

	Communications	Coal Mining	Other	Total
	(dollars in millions)

Long-Lived Assets (excluding Goodwill)
March 31, 2007
North America	$6,859	$71	$—	$6,930
Europe	747	—	—	747
	$7,606	$71	$—	$7,677
December 31, 2006
North America	$6,362	$88	$—	$6,450
Europe	747	—	—	747
	$7,109	$88	$—	$7,197
Goodwill
March 31, 2007
North America	$1,454	$—	$—	$1,454
Europe	—	—	—	—
	$1,454	$—	$—	$1,454
December 31, 2006
North America	$408	$—	$—	$408
Europe	—	—	—	—
	$408	$—	$—	$408

Communications revenue is grouped into three main categories: 1) Core Communications Services (including transport and infrastructure services, wholesale IP and data services, voice services and Level 3 Vyvx services) 2) Other Communications Services (including managed modem and its related reciprocal compensation and legacy managed IP services), and 3) SBC Contract Services.

	Services
	Core	Other	SBC Contact Services	Total
	(dollars in millions)

Communications Revenue
March 31, 2007
North America	$816	$83	$83	$982
Europe	54	1	—	55
	$870	$84	$83	$1,037

March 31, 2006
North America	$348	$122	$292	$762
Europe	41	1	—	42
	$389	$123	$292	$804

In the third quarter of 2006, Level 3 announced the formation of four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

•                  The Wholesale Markets Group services the communications needs of large national and global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers. Revenue from the Wholesale Markets Group represented 58% of Core Communications revenue in the first quarter of 2007.

•                  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include small, medium, and large businesses, local and regional carriers, state and local government entities, and higher education institutions and consortia. Revenue from the Business Markets Group represented 26% of Core Communications revenue in the first quarter of 2007.

•                  The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, television networks and sports leagues. Revenue from the Content Markets Group represented 10% of Core Communications revenue in the first quarter of 2007.

•                  The European Markets Group serves large European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors. Revenue from the European Markets Group represented 6% of Core Communications revenue in the first quarter of 2007.

The Company believes that the alignment around customer markets should allow it to drive growth while enabling it to better focus on the needs of the customers. Each group is supported by the dedicated sales, marketing, service management, customer facing operations, and necessary support resources required to execute and increase revenue in these key markets.

The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom but also includes France and Germany. Transoceanic revenue is allocated to Europe.

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA by operating segment, as defined by the Company, for the three months ended March 31, 2007 and March 31, 2006:

Three Months Ended March 31, 2007

	Communications	Discontinued Information Services	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(647)	$—	$—	$—
Income Tax Provision (Benefit)	1	—	1	—
Total Other (Income) Expense	570	—	—	—
Non-Cash Impairment Charge	—	—	—	—
Depreciation and Amortization Expense	220	—	1	—
Non-Cash Compensation Expense	24	—	—	—
Adjusted EBITDA	$168	$—	$2	$—

Three Months Ended March 31, 2006

	Communications	Discontinued Information Services	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(166)	$(2)	$—	$—
Loss from Discontinued Operations	—	2	—	—
Income Tax Benefit	(1)	—	—	—
Total Other (Income) Expense	111	—	—	(1)
Non-Cash Impairment Charge	3	—	—	—
Depreciation and Amortization Expense	186	—	1	—
Non-Cash Compensation Expense	14	—	—	—
Adjusted EBITDA	$147	$—	$1	$(1)

(13) Commitments, Contingencies and Other Items

Right of Way Litigation

In April 2002, Level 3 Communications, Inc., and two of its subsidiaries were named as defendants in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in state court in Madison County, Illinois. In July 2001, Level 3 was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho, which decision is on appeal. In September 2002, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in Smith et. al. v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. In April 2005, the Smith plaintiffs filed a Fourth Amended Complaint which did not include Level 3 or Williams Communications, Inc. as a party, thus ending both companies’ involvement in the Smith case. On February 17, 2005, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in McDaniel, et. al., v. Qwest Communications Corporation, et al., a purported class action covering 10 states filed in the United States District Court for the Northern District of Illinois. These actions involve the companies’ right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs’ land. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies’ fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, other than as noted above, all adjudicated attempts to have class action status granted on complaints filed against the companies or any of their subsidiaries involving claims and demands related to rights-of-way issues have been denied.

It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory form of settlement is not approved.

Broadwing Class Action

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York (the “District Court”) relating to Broadwing Corporation’s initial public offering on behalf of all persons who purchased Broadwing stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: Broadwing, its directors and officers who signed the registration statement in connection with its initial public offering, and certain of the underwriters that participated in the initial public offering. Broadwing’s directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to the Broadwing initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Broadwing common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Broadwing common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Broadwing’s common stock (or to be awarded rescissory damages if the class member has sold the Broadwing stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

On February 15, 2005, the District Court granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the underwriters, the companies that went public, such as Broadwing, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court.

On August 31, 2005 the District Court issued an order clarifying certain provisions of the proposed settlement and set deadlines for its final approval. On April 21, 2006, one of the underwriters sued in this class action, JPMorgan Chase, announced a settlement with plaintiffs for $425 million. On April 24, 2006, a fairness hearing on the proposed settlement was held in which the District Court did not rule on the proposed settlement, but instead took the proposed settlement under advisement. Should the District Court not grant final approval of the settlement agreement, the Company believes that it has meritorious defenses to plaintiffs’ allegations and will vigorously assert those defenses.

In an appeal by a series of underwriters from the District Court decision to grant class certification in this matter the Second Circuit Court of Appeals (“Second Circuit”) issued an opinion on December 5, 2006 reversing the District Court and de-certifying the class. The District Court has indicated that it will hold in abeyance a final decision concerning granting approval of the settlement agreement pending the resolution of petitions seeking clarification by the Second Circuit of its decision and the impact that such decision will have on the ability of this matter to proceed as a class action. On January 7, 2007 plaintiffs filed a petition for rehearing and rehearing en banc with the Second Circuit with respect to the class certification issue. On January 24, 2007 the Second Circuit entered an order permitting the defendant underwriters to brief the issues raised in the petition for rehearing within 14 days. The Second Circuit denied the petition for rehearing on April, 9, 2007.

Other Litigation

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of March 31, 2007, Level 3 had outstanding letters of credit of approximately $43 million, which are collateralized by cash and which are reflected on the consolidated balance sheet as restricted cash. The Company does not believe it is practicable to estimate the fair value of the letters of credit and does not believe exposure to loss is likely nor material.

(14) Condensed Consolidating Financial Information

As discussed in Note 10, Level 3 Financing has issued senior notes as described below:

•                  In October 2003, Level 3 Financing issued $500 million of 10.75% Senior Notes due 2011. The 10.75% Senior Notes were registered with the Securities and Exchange Commission in 2005.  The Company repurchased $497 million of the 10.75% notes in 2006.

•                  In March 2006, Level 3 Financing issued $150 million of Floating Rate Senior Notes due 2011 and $250 million of 12.25% Senior Notes due 2013. The Company repurchased $144 million of the Floating Rate Senior Notes due 2011 in 2007.

•                  On April 6, 2006, Level 3 Financing issued an additional $300 million of 12.25% Senior Notes due 2013.

•                  Level 3 Financing issued $600 million of 9.25% Senior Notes due 2014 in October 2006 and issued an additional $650 million of 9.25% Senior Notes due 2014 in December 2006.

•                  On February 14, 2007, Level 3 Financing issued $700 million of 8.75% Senior Notes due 2017 and $300 million of Floating Rate Senior Notes due 2015.

The notes discussed above are unsecured obligations of Level 3 Financing; however, they are fully and unconditionally guaranteed on an unsecured senior basis by Level 3 Communications, Inc. and with respect to the 10.75% Senior Notes due 2011, the Floating Rate Senior Notes due 2011, the 12.25% Senior Notes due 2013 and the 9.25% Senior Notes due 2014, Level 3 Communications, LLC. Upon receipt of all applicable state regulatory approvals that are currently being obtained, Level 3 Communications, LLC will also severally and fully and unconditionally guarantee on an unsecured basis the 8.75% Senior Notes due 2017 and the Floating Rate Senior Notes due 2015.

In addition, Level 3 Financing’s 12.25% Senior Notes due 2013,  Floating Rate Senior Notes due 2011 and 9.25% Senior Notes due 2014 are guaranteed by Broadwing Financial Services, Inc., a wholly owned subsidiary of Level 3 Communications, Inc.  As a result of this guarantee, the Company has included Broadwing Financial Services, Inc. in the condensed consolidating financial information below.

In conjunction with the registration of the 10.75% Senior Notes, Floating Rate Senior Notes due 2011, 12.25% Senior Notes due 2013 and the expected registration of the 9.25% Senior Notes due 2014, the 8.75% Senior Notes due 2017 and the Floating Rate Senior Notes due 2015 the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.”

Condensed Consolidating Statements of Operations for the three months ended March 31, 2007 and 2006 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
			(dollars in millions)
Revenue	$—	$—	$354	$27	$739	$(64)	$1,056
Costs and Expenses:
Cost of Revenue	—	—	134	—	367	(35)	466
Depreciation and Amortization	—	—	81	—	140	—	221
Selling, General and Administrative	2	—	320	27	120	(29)	440
Restructuring and Impairment Charges	—	—	4	—	—	—	4
Total Costs and Expenses	2	—	539	27	627	(64)	1,131
Operating Income (Loss)	(2)	—	(185)	—	112	—	(75)

Other Income (Loss), net:
Interest Income	1	—	17	—	3	—	21
Interest Expense	(83)	(79)	—	—	(3)	—	(165)

Interest Income (Expense) Affiliates, net	212	225	(452)	—	15	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(376)	(494)	88	—	—	782	—
Other Income (Expense)	(399)	(28)	2	—	(1)	—	(426)
Other Income (Loss)	(645)	(376)	(345)	—	14	782	(570)

Income (Loss) from Continuing Operations Before Income Taxes	(647)	(376)	(530)	—	126	782	(645)

Income Tax (Expense) Benefit	—	—	—	—	(2)	—	(2)
Income (Loss) from Continuing Operations	(647)	(376)	(530)	—	124	782	(647)

Loss from Discontinued Operations	—	—	—	—	—	—	—
Net Income (Loss)	$(647)	$(376)	$(530)	$—	$124	$782	$(647)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$320	$548	$(46)	$822
Costs and Expenses:
Cost of Revenue	—	—	132	323	(43)	412
Depreciation and Amortization	—	—	109	78	—	187
Selling, General and Administrative	—	—	186	93	(3)	276
Restructuring and Impairment Charges	—	—	4	—	—	4
Total Costs and Expenses	—	—	431	494	(46)	879
Operating Income (Loss)	—	—	(111)	54	—	(57)
Other Income (Loss), net:
Interest Income	4	—	3	2	—	9
Interest Expense	(111)	(37)	—	(2)	—	(150)
Interest Income (Expense) Affiliates, net	209	158	(378)	11	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(298)	(419)	42	—	675	—
Other Income (Expense)	28	—	—	3	—	31
Other Income (Loss)	(168)	(298)	(333)	14	675	(110)
Income (Loss) from Continuing Operations Before Income Taxes	(168)	(298)	(444)	68	675	(167)
Income Tax Benefit	—	—	—	1	—	1
Income (Loss) from Continuing Operations	(168)	(298)	(444)	69	675	(166)
Income from Discontinued Operations	—	—	—	(2)	—	(2)
Net Income (Loss)	$(168)	$(298)	$(444)	$67	$675	$(168)

Condensed Consolidating Balance Sheets as of March 31, 2007 and December 31, 2006 follow:

Condensed Consolidating Balance Sheets
March 31, 2007

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
			(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$4	$776	$—	$89	$—	$884
Marketable securities	—	—	—	—	8	—	8
Restricted cash and securities	—	—	29	—	7	—	36
Accounts receivable, net	—	—	144	—	306	—	450
Due from (to) affiliates	10,014	8,081	(19,265)	27	1,143	—	—
Other	7	8	42	—	69	—	126
Total Current Assets	10,036	8,093	(18,274)	27	1,622	—	1,504
Property, Plant and Equipment, net	—	—	3,281	—	3,394	—	6,675
Marketable Securities	—	—	—	—	—	—	—
Restricted Cash and Securities	17	—	—	—	75	—	92
Goodwill and Intangibles, net	—	—	172	—	2,045	—	2,217
Investment in Subsidiaries	(6,082)	(9,952)	3,999	—	—	12,035	—
Other Assets, net	33	64	12	—	38	—	147

Total Assets	$4,004	$(1,795)	$(10,810)	$27	$7,174	$12,035	$10,635

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$174	$—	$288	$—	$462
Current portion of long-term debt	26	—	—	1	7	—	34
Accrued payroll and employee benefits	—	—	51	3	20	—	74
Accrued interest	25	68	—	—	1	—	94
Deferred revenue	—	—	96	—	67	—	163
Other	—	1	68	2	145	—	216
Total Current Liabilities	51	69	389	6	528	—	1,043

Long-Term Debt, less current portion	2,498	4,218	—	21	86	—	6,823
Deferred Revenue	—	—	654	—	122	—	776
Other Liabilities	41	—	202	—	336	—	579
Stockholders’ Equity (Deficit)	1,414	(6,082)	(12,055)		6,102	12,035	1,414

Total Liabilities and Stockholders’ Equity (Deficit)	$4,004	$(1,795)	$(10,810)	$27	$7,174	$12,035	$10,635

Condensed Consolidating Balance Sheets
December 31, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$12	$1,592	$62	$—	$1,681
Marketable securities	235	—	—	—	—	235
Restricted cash and securities	—	—	31	15	—	46
Accounts receivable, net	—	—	97	229	—	326
Due from (to) affiliates	11,183	6,432	(18,631)	1,016	—	—
Other	17	6	41	37	—	101
Total Current Assets	11,450	6,450	(16,870)	1,359	—	2,389
Property, Plant and Equipment, net	—	—	3,268	3,200	—	6,468
Marketable Securities	—	—	—	—	—	—
Restricted Cash and Securities	17	—	—	73	—	90
Goodwill and Other Intangibles, net	—	—	44	875	—	919
Investment in Subsidiaries	(6,419)	(10,170)	2,639	—	13,950	—
Other Assets, net	43	41	12	32	—	128
Total Assets	$5,091	$(3,679)	$(10,907)	$5,539	$13,950	$9,994

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$160	$230	$—	$391
Current portion of long-term debt	—	—	—	5	—	5
Accrued payroll and employee benefits	—	—	59	33	—	92
Accrued interest	93	49	—	1	—	143
Deferred revenue	—	—	98	44	—	142
Other	1	2	56	97	—	156
Total Current Liabilities	94	52	373	410	—	929
Long-Term Debt, less current portion	4,581	2,688	—	88	—	7,357
Deferred Revenue	—	—	628	125	—	753
Other Liabilities	42	—	199	340	—	581
Stockholders’ Equity (Deficit)	374	(6,419)	(12,107)	4,576	13,950	374
Total Liabilities and Stockholders’ Equity (Deficit)	$5,091	$(3,679)	$(10,907)	$5,539	$13,950	$9,994

Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2007 and 2006 follow:

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
			(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(133)	$(59)	$(67)	$(7)	$173	$—	$(93)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	235	—	—	—	45	—	280
Decrease (increase) in restricted cash and securities	—	—	6	—	10	—	16
Capital expenditures	—	—	(61)	—	(94)	—	(155)
Acquisitions, net of cash acquired	—	—	(883)	—	257	—	(626)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	1	—	2
Net Cash Provided by (Used in) Investing Activities	235	—	(937)	—	219	—	(483)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2,362	—	—	—	—	2,362
Payments on long-term debt, including current portion and refinancing costs	(1,618)	(887)	—	—	(106)	—	(2,611)
Proceeds from warrants and stock-based equity plans	23	—	—	—	—	—	23
Increase (decrease) due from affiliates, net	1,493	(1,424)	186	7	(262)	—	—
Net Cash Provided by (Used in) Financing Activities	(102)	51	186	7	(368)	—	(226)

Net Cash Used in Discontinued Operations	—	—	—	—	—	—	—

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	2	—	3	—	5
Net Change in Cash and Cash Equivalents	—	(8)	(816)	—	27	—	(797)

Cash and Cash Equivalents at Beginning of Period	15	12	1,592	—	62	—	1,681
Cash and Cash Equivalents at End of Period	$15	$4	$776	$—	$89	$—	$884

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(94)	$(22)	$5	$104	$—	$(7)
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	—	—	—	—	—
Purchases of marketable securities	—	—	—	—	—	—
Decrease (increase) in restricted cash and securities	—	—	—	(12)	—	(12)
Capital expenditures	—	—	(27)	(31)	—	(58)
Acquisition	—	—	(70)	—	—	(70)
Advances to discontinued operations, net	—	—	—	(10)	—	(10)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	—	—	2
Net Cash Provided by (Used in) Investing Activities	—	—	(95)	(53)	—	(148)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	379	—	—	—	379
Purchases and payments on long-term debt, including current portion (net of restricted cash)	(51)	—	—	—	—	(51)
Increase (decrease) due from affiliates, net	123	(358)	296	(61)	—	—
Net Cash Provided by (Used in) Financing Activities	72	21	296	(61)	—	328
Net Cash Used in Discontinued Operations	—	—	—	(48)	—	(48)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	1	2	—	3
Net Change in Cash and Cash Equivalents	(22)	(1)	207	(56)	—	128
Cash and Cash Equivalents at Beginning of Period (includes cash of discontinued operations)	37	8	275	132	—	452
Cash and Cash Equivalents at End of Period	$15	$7	$482	$76	$—	$580

(15) Subsequent Event

Level 3 Communications LLC Guarantee

On April 9, 2007, Level 3 Communications, LLC, a wholly owned subsidiary of Level 3 Communications, Inc., provided an unconditional, unsecured guaranty of Level 3 Financing’s 9.25% Senior Notes due 2014.  The guarantee issued by Level 3 Communications, LLC was in accordance with the indenture for the $1.250 billion aggregate principal amount of 9.25% Senior Notes due 2014.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Level 3 Communications, Inc. and its subsidiaries (“Level 3” or the “Company”) consolidated financial statements (including the notes thereto), included elsewhere herein and the Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission and Item 1A in this quarterly report on Form 10-Q.

Level 3 Communications, Inc., through its operating subsidiaries, is primarily engaged in the communications business, with additional operations in coal mining.

Communication Services

The Company is a facilities based provider of a broad range of communications services.  Revenue for communications services is recognized on a monthly basis as these services are provided.  For contracts involving private line, wavelengths and dark fiber services, Level 3 may receive up-front payments for services to be delivered for a period of up to 20 years.  In these situations, Level 3 defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.

The Company separates its communication services into three separate categories: 1) Core Communications Services, 2) Other Communications Services, and 3) SBC Contract Services.  Each category of revenue is in a different phase of the service life cycle, requiring different levels of investment and focus and providing different contributions to the Company’s Adjusted EBITDA.  Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business.  At the same time, the Company believes it must continue to manage effectively the positive cash flows from its SBC Contract Services and its Other Communications Services including the Company’s mature managed modem business and its related reciprocal compensation.  The Core Communications Services group includes transport and infrastructure, IP and data services, voice and Level 3 Vyvx video and advertising distribution services.  The Other Communications Services group includes managed modem and related reciprocal compensation and the legacy managed IP service business.  The SBC Contract Services product group includes all the revenues related to the SBC Master Services Agreement contract, which was obtained in the December 23, 2005 acquisition of WilTel Communications Group, LLC (“WilTel”) .

The Company’s transport and infrastructure services include colocation services, metropolitan and intercity wavelengths, private line, dark fiber and transoceanic services.  Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers.  These expenditures may be in the form of up-front payments or monthly payments for primarily private line, wavelength or dark fiber services.  An increase in demand may be partially offset by declines in unit pricing.

IP and data services primarily include the Company’s high speed Internet access service, direct internet access (“DIA”) service and virtual private network (“VPN”) services.  Level 3’s high speed Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities.  The

Company’s IP-VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data.

The conversion from narrow band dial-up services to higher speed broadband services is expected to increase demand for the Company’s Core communications services. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. This market is currently characterized by significant price compression and very high levels of unit growth rates, resulting in growth in absolute revenue.

The Company continues to experience pricing pressure for those transport and infrastructure customers that require simple, low quality, point-to-point services, as competitors aggressively pursue this business.  However, Level 3 believes that competitors are less willing to discount these services if it requires investment in incremental capacity to meet the customer’s requirements.  For those customers that provide high quality content or require a combination of transport, IP and voice solutions on a regional or national platform, Level 3 is seeing indications that price compression is starting to moderate and, in some cases, prices are increasing.

The Company has developed voice services that target large and existing markets. The Company believes that the efficiencies of Level 3’s IP and optical-based network, including its Softswitch technology, will provide customers a lower cost alternative than the existing circuit-switched networks. The Company is moving to develop both its capability to market and sell in the voice market and develop the internal systems and processes necessary to support the new services being launched. The revenue potential for voice services is large; however, the revenue and margins are expected to continue to decline over time as a result of the new low-cost IP and optical-based technologies. In addition, the market for voice services is being targeted by many competitors, several of which are larger and have more financial resources than the Company.

The Company, through its Level 3 Vyvx business, provides audio and video programming for its customers over the Company’s fiber-optic network and via satellite. It uses the Company’s fiber-optic network to carry live traditional broadcast and cable television events from the site of the event to the network control centers of the broadcasters of the event.

For live events where the location is not known in advance, such as breaking news stories in remote locations, The Company provides an integrated satellite and fiber-optic network-based service to transmit the content to its customers. Most of Level 3 Vyvx’s customers for these services contract for the service on an event-by-event basis; however, there are some customers who have purchased a dedicated point-to-point service which enables these customers to transmit programming at any time.

Level 3 Vyvx also distributes advertising spots to radio and television stations throughout the U.S., both electronically and in physical form. Customers for these services can utilize a network-based method for aggregating, managing, storing and distributing content for content owners and rights holders.

The Company expects to continue to develop its content distribution services through the acquisition of the Content Delivery Network (“CDN”) services business (“CDN Business”) which it purchased in the first quarter of 2007 from SAVVIS, Inc. for $133 million in cash. The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents will help the Company secure its commercial efforts in the CDN market in which a number of competitors have significant, patented intellectual property.

The Company’s Other Communications Services are mature services that are not areas of emphasis for the Company. Other Communications Services currently include managed modem, related reciprocal compensation and legacy managed IP services.

The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. Additionally, America Online, a primary consumer of the Company’s dial-up services, announced a strategic change in its approach to its dial-up internet access business that has accelerated the loss of its dial-up subscribers. During the fourth quarter of 2006, the America Online strategy began having the effect of accelerating the decline in managed modem revenue and is expected to contribute to further declines in managed modem revenue in 2007 and beyond. The Company recognized approximately $54 million of managed modem revenue in the first quarter of 2007, an approximate 32% decline from the $79 million of managed modem revenue recognized in the first quarter of 2006. The declines in managed modem revenue in the first quarter of 2007 have been offset to some extent by an increase in market share as a result of certain competitors exiting segments of this business in the second half of 2006 and first quarter of 2007. Level 3 believes that the low-cost structure of its network will enable it to compete for new business in the declining, but still significant, managed modem market.

Level 3 receives compensation from other carriers when it terminates traffic originating on those carriers’ networks. This reciprocal compensation is based on interconnection agreements with the respective carriers or rates mandated by the FCC. The Company earns the majority of its reciprocal compensation revenue from providing managed modem services.  The Company is also beginning to receive increasing amounts of reciprocal compensation from its voice services.

Legacy managed IP services primarily include low-speed services which utilize ATM technology, as well as VPN and managed security services. The Company’s legacy Internet access business consists primarily of a business that was acquired in 2003. To date, the Company has elected not to pursue additional customers and to limit the capital invested in this component of its business.

The SBC Contract Services Agreement was an agreement between SBC Services Inc. and WilTel and was obtained in the WilTel acquisition in December 2005. Recently, SBC Services Inc. became a subsidiary of AT&T Inc., (together “SBC”). WilTel and SBC amended their agreement in June 2005 to run through 2009. The Company recognized approximately $83 million of revenue under the SBC Contract Services Agreement during the first quarter of 2007. The agreement provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009. Through March 31, 2007, SBC had satisfied $298 million of the initial $335 million gross margin purchase commitment, and therefore the remaining minimum gross margin commitment under the agreement as of March 31, 2007 was approximately $37 million for the period through the end of 2007, and $75 million from January 2008 through the end of 2009. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost.

Additionally, the SBC Contract Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. The Company met the required performance criteria and recorded revenue of $25 million in 2006 under the agreement. During the first quarter of 2007, the Company also met the required monthly performance criteria and recorded revenue of $3 million under the agreement.  Level 3 is eligible to earn another $22 million during the remainder of 2007 if it meets the performance criteria. Of the annual amounts, 50% is based on monthly performance criteria and the remaining 50% is based on performance criteria for the full year. The Company expects to earn the remaining performance payment during 2007.

As a result of the reductions in SBC Contract Services revenue and the overall increase in revenue from acquisition activity, concentration of revenue among a limited number of customers has decreased compared to previous periods and is expected to continue to decline during the remainder of 2007.  However, if Level 3 would lose one or more major customers, or if one or more major customers significantly decreased its orders for Level 3 services, the Company’s communications business could be materially and adversely affected.

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

The Company is focusing its attention on the following operational objectives:

•                  Completing the integration of acquired businesses

•                  Growing revenue in Core Communications Services

•                  Developing its metro network strategy and enterprise business

•                  Continuing to show improvements in Adjusted EBITDA as a percentage of revenue

•                  Managing cash flows provided by its Other Communications Services and SBC Contract Services.

Management of Level 3 believes the introduction of new services or technologies, as well as the further development of existing technologies, may reduce the cost or increase the supply of certain services similar to those provided by Level 3.  The ability of the Company to anticipate, adapt and invest in these technology changes in a timely manner may affect the Company’s future success.

The Company completed the initial planned deployment of the next generation of optical transport technology in its North American and European networks in the fourth quarter of 2005 and early in the first quarter of 2006, respectively.  The Company also decided to deploy the technology for additional routes in North America and Europe and completed the deployments on these routes in 2006.  The Company completed an upgrade of its IP backbone technology in the fourth quarter of 2005. Level 3 believes that this deployment of new equipment to the existing network equipment will allow the Company to both increase the amount of traffic it carries over the network and lower the cost of providing services.

To expand its service offerings in Europe, the Company expects to invest approximately $20 million for a dark fiber based expansion in nine European markets. Portions of this expansion were completed in 2006 and the first quarter of 2007.  The Company expects to complete the remainder of the expansion in 2007. The dark fiber is expected to replace or supplement existing wavelength capacity.

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of WilTel in 2005; Progress Telecom, LLC (“Progress Telecom”); ICG Communications, Inc. (“ICG Communications”);  TelCove, Inc. (“TelCove”) and Looking Glass Networks Holding Co., Inc. (“Looking Glass”) in 2006; and Broadwing Corporation (“Broadwing”) and the CDN Business in January 2007. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

The successful integration of acquired businesses into Level 3 is important to the success of Level 3. The Company must identify synergies and integrate the networks and support organizations, while maintaining the service quality levels expected by customers in order to realize the anticipated benefits of these acquisitions. Successful integration of these acquired businesses will depend on the Company’s ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and to eliminate redundant and excess costs to fully realize the expected synergies. If the Company is not able to efficiently and effectively integrate the acquired businesses or operations, the Company may experience material negative consequences to its business, financial condition or results of operations.

Level 3 has embarked on a strategy to expand its current metro presence. The strategy will allow the Company to terminate traffic over its owned metro facilities rather than paying third parties to terminate the traffic. Level 3’s ability to provide high-speed bandwidth directly to customer facilities is expected to be a competitive advantage.  The Company intends to offer a broad range of services in these markets and concentrate its sales efforts on the bandwidth intensive businesses. The expansion into new metro markets should also provide additional opportunities to sell services on the Company’s national and international networks. This new metro strategy includes the acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass. As part of its metro strategy and as a result of the acquisition of TelCove in the third quarter of 2006 and Broadwing in the first quarter of 2007, the Company is also targeting enterprise customers directly through its recently created Business Markets Group described in more detail below. With the acquisition of the CDN Business in the first quarter of 2007, Level 3 embarked on a strategy to expand its CDN services.

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

In the third quarter of 2006, Level 3 announced the formation of four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

•                  The Wholesale Markets Group services the communications needs of large national and global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers. Revenue from the Wholesale Markets Group represented 58% of Core Communications revenue in the first quarter of 2007.

•                  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include small, medium, and large businesses, local and regional carriers, state and local government entities, and higher education institutions and consortia. Revenue from the Business Markets Group represented 26% of Core Communications revenue in the first quarter of 2007.

•                  The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, television networks and sports leagues. Revenue from the Content Markets Group represented 10% of Core Communications revenue in the first quarter of 2007.

•                  The European Markets Group serves large European consumers of bandwidth, including the European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors. Revenue from the European Markets Group represented 6% of Core Communications revenue in the first quarter of 2007.

The Company believes that the alignment around customer markets should allow it to drive growth while enabling it to better focus on the needs of the customers. Each group is supported by the dedicated sales, marketing, service management, customer facing operations, and necessary support resources required to execute and increase revenue in these key markets.

In addition to the operational objectives mentioned above, the Company has also been focused on improving its liquidity, financial condition, and extending the maturity dates of certain debt and lowering the effective interest rate on its outstanding debt.

In January 2007, in two separate transactions, the Company completed the exchange of $605 million of outstanding principal of its 10% Convertible Senior Notes due 2011 for a total of 197 million shares of Level 3’s common stock.  The Company recognized a $177 million loss on the exchanges in the first quarter of 2007.

In February 2007, Level 3 Financing, Inc., a wholly owned subsidiary of Level 3 (“Level 3 Financing”) issued $700 million of its 8.75% Senior Notes due 2017 and $300 million of its Floating Rate Senior Notes due 2015 and received net proceeds of $982 million. The proceeds from these private offerings were used to refinance certain Level 3 Financing debt and to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.

In March 2007, Level 3 Financing refinanced its senior secured credit agreement and received net proceeds of $1.382 billion. The proceeds from this transaction were used to repay the existing $730 million Senior Secured Term Loan due 2011 and other debt. The effect of this transaction was to increase the amount of senior secured debt from $730 million to $1.4 billion, reduce the interest rate on that debt from the London Interbank Offering Rate (“LIBOR”) plus 3.00% to LIBOR plus 2.25% and extend the final maturity from 2011 to 2014. The Company recognized a $10 million loss on the repayment of the existing $730 million Senior Secured Term Loan due 2011 related to unamortized debt issuance costs.

During the first quarter of 2007, the Company redeemed the entire outstanding principal of the following debt issuances totaling $722 million:

•                  $488 million of 12.875% Senior Notes due 2010 at a price equal to 102.146 of the principal amount.

•                  $96 million of 11.25% Senior Notes due 2010 at a price equal to 101.875 of the principal amount.

•                  $138 million (€104 million) of 11.25% Senior Euro Notes due 2010 at a price equal to 101.875 of the principal amount.

Also during the first quarter of 2007, the respective issuers repurchased, through tender offers, $941 million of the outstanding principal amounts of the following debt issuances:

•                  $144 million of its outstanding Floating Rate Senior Notes due 2011 at a price equal to $1,080 per $1,000 principal amount of the notes, which included $1,050 as the tender offer consideration and $30 as a consent payment.

•                  $59 million of its outstanding 11% Senior Notes due 2008 at a price equal to $1,054.28 per $1,000 principal amount of the notes, which included $1,024.28 as the tender offer consideration and $30 as a consent payment.

•                  $677 million of its outstanding 11.5% Senior Notes due 2010 at a price equal to $1,115.26 per $1,000 principal amount of the notes, which included $1,085.26 as the tender offer consideration and $30 as a consent payment.

•                  $61 million (€46 million) of its outstanding 10.75% Senior Euro Notes due 2008 at a price equal to €1,061.45 per €1,000 principal amount of the notes, which included €1,031.45 as the tender offer consideration and €30 as a consent payment.

The Company recognized a $240 million loss associated with the redemptions and repurchases in the first quarter of 2007.  The cash portion of the loss on redemptions and tenders totaled $165 million and the remaining $75 million consisted of unamortized debt issuance costs and unamortized discounts.

In the first quarter, for total cash consideration of $106 million and equity consideration of 17 million shares of common stock (valued at $97 million) all of Broadwing’s outstanding $180 million aggregate principal amount of 3.125% Convertible Senior Debentures due 2026 were retired.  These debentures were issued by Broadwing prior to Level 3’s acquisition of Broadwing on January 3, 2007.  There was no gain or loss recognized due to the fact that, under purchase accounting, the liability for the notes was valued at the total cost to retire the obligation.

The Company will continue to look for opportunities to improve its financial position in 2007 and focus its resources on growing revenue and managing costs for the communications business.

Information Services

The Company completed the disposition of its remaining subsidiary in the information services business, Software Spectrum, Inc. on September 7, 2006.  The results of operations and financial position for Software Spectrum are reflected as discontinued operations for all periods presented in this report.

Coal Mining

Level 3, through its two 50% owned joint-venture surface mines in Montana and Wyoming, sells coal primarily through long-term contracts with public utilities. The long-term contracts for the delivery of coal establish the price, volume, and quality requirements of the coal to be delivered. Revenue under these and other contracts is recognized when coal is shipped to the customer.

Critical Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006 appropriately represent, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”), which was effective for Level 3 starting January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. The adoption of FIN No. 48 did not have an effect on the Company’s consolidated results of operations or financial condition for the three months ended and as of March 31, 2007.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”), which was effective for Level 3 starting January 1, 2007.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies”. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company currently records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue on the consolidated statements of operations includes USF contributions totaling $13 million and $4 million for the three months ended March 31, 2007 and March 31, 2006, respectively.  The adoption of EITF No. 06-3 did not have a material effect on the Company’s consolidated results of operations or financial condition for the three months ended and as of March 31, 2007 as the policy followed was consistent before and after adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The Company is currently assessing the potential effect that the adoption of SFAS No. 157 will have on its consolidated results of operations or financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and at March 31, 2007 cannot estimate the potential effect that the adoption of SFAS No. 159 will have on its consolidated results of operations or financial condition.

Results of Operations 2007 vs. 2006

Revenue for the periods ended March 31, 2007 and 2006 is summarized as follows (dollars in millions):

	Three Months Ended March 31,
	2007	2006
Communications	$1,037	$804
Coal Mining	19	18
	$1,056	$822

Communications revenue is separated into three categories: 1) Core Communications Services  (including transport and infrastructure services, wholesale IP and data services, voice services and Level 3 Vyvx services), 2) Other Communications Services (including managed modem and its related reciprocal compensation and legacy managed IP services), and 3) SBC Contract Services.  Revenue attributable to these service categories is provided in the following table:

	Three Months Ended March 31,
(dollars in millions)	2007	2006
Core Communications Services:
Transport and Infrastructure	$406	$198
Wholesale IP and Data	144	64
Voice	289	98
Level 3 Vyvx	31	29
	870	389

Other Communication Services :
Managed Modem	54	79
Reciprocal Compensation	23	26
Managed IP	7	18
	84	123

SBC Contract Services	83	292

Total Communications Revenue	$1,037	$804

The Company’s Core Communications Services revenue increased 124% in the first quarter of 2007 compared to the first quarter of 2006.  Growth in the Company’s revenue from existing services as well as acquisitions contributed to the increase.  The Company purchased Progress Telecom, ICG Communications, TelCove and Looking Glass during 2006.  In January 2007, the Company purchased Broadwing and the CDN Business.  During the first quarter of 2007, the Company recorded revenue from the date of acquisition attributable to Broadwing of $236 million and the CDN Business of $3 million.  During 2006 and the first quarter of 2007, the Company integrated the operations of WilTel, Progress Telecom, ICG Communications, TelCove and Looking Glass into the Level 3 business. As a result, separate revenue information for the acquired companies is no longer available other than for the SBC Contract Services revenue acquired from WilTel.

Transport and infrastructure revenue increased 105% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to the acquisitions of Progress Telecom, ICG Communications, TelCove, Looking Glass and Broadwing and growth from existing services.  In addition, increased demand in the cable and carrier market segments for complex nationwide solutions and colocation capacity in large markets contributed to the revenue growth in the first quarter of 2007.

Wholesale IP and data revenue increased 125% in the first quarter of 2007 compared to the first quarter of 2006.  The increase is primarily due to customers obtained in the acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006 and the acquisition of Broadwing in January 2007. Wholesale IP and data revenue also increased due to traffic growth in North America from new and existing customers that exceeded the rate of price compression experienced in the first quarter of 2007.  Improved market acceptance of the Company’s VPN service also contributed to the increase in wholesale IP and data revenue.

Level 3’s voice revenue increased 195% in the first quarter of 2007 compared to the first quarter of 2006. The increase is primarily attributable to the operations acquired in the TelCove, ICG Communications and Broadwing acquisitions, particularly domestic and international voice termination services, and growth in Level 3’s existing wholesale and VoIP-related services including voice termination, local inbound, enhanced local and toll free services.

Level 3 Vyvx revenue increased to $31 million in the first quarter of 2007 compared to $29 million in the first quarter of 2006.  The increase was a result of demand for high-definition broadcast services offset by weakness in advertising distribution services due to seasonality and reduced studio advertising.

Termination revenue was not material in the first quarter of 2007 or the first quarter of 2006. The Company expects to recognize termination revenue in the future if customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but does not currently expect to recognize significant termination revenue for the foreseeable future. The Company expects growth in Core Communications Services revenue to accelerate during the remainder of 2007 as a result of the Broadwing and CDN Business acquisitions completed in January 2007 and expected increases in demand for the Company’s Core Communications Services.

Managed modem revenue declined 32% in the first quarter of 2007 compared to the same period in 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers. This change has resulted in a decline in the demand for managed modem ports. America Online, the Company’s largest managed modem customer, continued to reduce the number of ports it purchases from Level 3 in the first quarter of 2007.  In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions that have the effect of lowering revenue as Level 3 is obligated to provide America Online a reduced per port rate if Level 3 offers another customer better pricing for a lower volume of comparable services. The declines in managed modem revenue have been partially offset by increases in market share as a result of certain competitors exiting segments of the managed modem business in the second half of 2006 and the first quarter of 2007. The Company expects managed modem revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and the potential pricing concessions as contracts are renewed.

Reciprocal compensation revenue decreased $3 million in the first quarter of 2007 compared to the first quarter of 2006 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services. Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. The majority of the Company’s interconnection agreements provide rate structures through 2007. Level 3 continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with its local carriers. As a result of the Company’s acquisitions of WilTel, TelCove and Broadwing, the Company has started to generate a portion of its reciprocal compensation revenue from voice services. By the end of 2007, up to 25% of the Company’s total reciprocal compensation revenue is expected to be earned from voice services which are included in Core Communications Services revenue. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

Managed IP services revenue declined $11 million in the first quarter of 2007 compared to the first quarter of 2006.  The Company’s legacy managed IP services business consists primarily of a business that was acquired in 2003. To date, the Company has not invested in this service and is not actively looking for new customers. The decline in revenue is attributable to the disconnection of service by existing customers. The Company expects this trend to continue through the remainder of 2007.

SBC Contract Services revenue decreased 72% from $292 million in the first quarter of 2006 to $83 million in the first quarter of 2007 as expected due to the migration of the SBC traffic to the AT&T network. The SBC Contract Services agreement was obtained in December 2005 as part of the WilTel acquisition. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. As of March 31, 2007, the remaining minimum gross margin commitment under the agreement to be utilized during the remainder of 2007 was approximately $37 million, and $75 million from January 2008 through the end of 2009. Additionally, the SBC Contract Services agreement provides for the payment of $50 million if certain performance criteria are met by Level 3. Level 3 earned $25 million of this amount in 2006 and is eligible to earn an additional $25 million in 2007. Of the $25 million annual amount, 50% is based on monthly performance and the remaining 50% is based on performance criteria for the full year. The Company met the required monthly performance criteria during the first quarter of 2007 and 2006 and recognized approximately $3 million of the performance bonus in each period.  The Company expects SBC revenue to decline significantly over the remainder of 2007 and beyond. However, SBC must still comply with the minimum gross margin commitments under the terms of the contract through 2009.

Coal mining revenue increased to $19 million in the first quarter of 2007 compared to $18 million during the same period in 2006. The increase in revenue is attributable to an increase in the price per ton and the tons delivered by the Black Butte mine offset by a decrease in the price per ton and tons delivered by the Decker mine.

Cost of Revenue for the communications business, as a percentage of revenue, for the first quarter of 2007 and the first quarter of 2006 was 43% and 49%, respectively. The decrease in first quarter 2007 cost of revenue, as a percentage of revenue, is primarily attributable to the significant decrease in SBC Contract Services revenue from the first quarter of 2006 to the first quarter of 2007. The margins for SBC Contract Services revenue are lower than the margins earned on other components included in Core and Other Communications Services revenue.

Offsetting the decrease in cost of revenue, as a percentage of revenue, was higher cost of revenue services from the Broadwing acquisition. The Company expects cost of revenue, as a percentage of revenue, to continue at current levels through the second quarter of 2007 as a result of the lower margin revenue from Broadwing.  The Company then expects cost of revenue to decline in the second half of 2007 and on an overall basis for 2007 as the lower margin revenue under SBC Contract Services continues to decline and the expected cost of revenue synergies from the acquisitions are realized.

Cost of revenue, as a percentage of revenue, for the coal mining business decreased to 85% in the first quarter of 2007 from 86% in the first quarter of 2006. The decrease in cost of revenue, as a percentage of revenue, for the coal mining business is due to an increase in price per ton partially offset by higher costs per ton for the coal delivered by the Black Butte mine.

Depreciation and Amortization expense was $221 million for the first quarter of 2007, an 18% increase from first quarter 2006 depreciation and amortization expense of $187 million. The increase is primarily attributable to the increased depreciation and amortization recognized on communications tangible and intangible assets that were acquired through acquisitions completed in 2006 and 2007.

This increase was partially offset by a $31 million decrease in depreciation expense from the first quarter of 2006 to the first quarter of 2007 attributable to the increase in estimated useful lives for network fiber and IP and transmission equipment implemented in the second and third quarters of 2006.

Due to the acquisitions in 2006 and 2007, the Company expects depreciation and amortization expenses for the remainder of 2007 to be higher compared to the depreciation and amortization expense recognized in the same periods in 2006.

Selling, General and Administrative expenses increased 59% to $440 million in the first quarter of 2007 compared to the same period in 2006. This increase is primarily attributable to the inclusion of expenses associated with the operations acquired in the Progress Telecom, ICG Communications, TelCove and Looking Glass transactions in 2006 and the Broadwing and CDN Business transactions in January 2007. Specifically, increases in compensation, bonus and employee related costs, network related costs and facility-based expenses all contributed to the increase in selling, general and administrative expenses in the first quarter of 2007.

Included in operating expenses for the first quarter of 2007 and the first quarter of 2006 were $24 million and $14 million, respectively, of non-cash compensation expenses related to grants of outperform stock options and other stock-based compensation awards. The $10 million increase in non-cash compensation expense from the first quarter of 2006 to the first quarter of 2007 is primarily attributable to increased compensation expense recognized during the first quarter of 2007 from previously granted outperform stock options and restricted stock units.  The higher non-cash compensation expense recognized in the first quarter of 2007 is due to the increased number of outperform stock options and restricted stock units granted to employees in prior quarters and an increase in the value of the outperform stock options and restricted stock units associated with the increasing price of the Level 3 common stock over the course of 2006. There were no regular quarterly grants of outperform stock options or restricted stock units issued in the first quarter of 2007 due to a review of the plans by the Company.  The Company plans to issue a grant of outperform stock options and restricted stock units in the second quarter of 2007 that will include the shares that would have normally been issued to eligible employees in the first quarter.

The Company expects selling, general and administrative expenses to increase in 2007 on an overall basis as a result of the inclusion of a full year of expenses for the 2006 acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass and the inclusion of nearly a full year of expenses for the January 2007 acquisitions of Broadwing and the CDN Business. The Company expects the increase in selling, general and administrative expenses will be higher in the first half of 2007. In the second half of 2007, the Company expects that savings from integration synergies from the Broadwing acquisition will result in reduced selling, general and administrative expenses as compared to the first half of 2007.

Restructuring and Impairment Charges were $4 million in the first quarter of both 2007 and 2006. The $4 million restructuring charge recognized in the first quarter of 2007 represented severance charges related to workforce reductions in the communications business in North America. The employees affected by this workforce reduction were both legacy Level 3 and legacy WilTel employees as a result of the integration of companies acquired by Level 3 in 2006 and January 2007.

The $4 million restructuring charge in the first quarter of 2006 represented $1 million of severance charges related to workforce reductions and $3 million of non-cash impairment charges resulting from the decision to terminate projects for certain voice services and information technology projects in the communications business. These projects had identifiable costs which Level 3 could evaluate separately for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the Company did not expect to utilize the assets in the future. The Company recorded non-cash impairment charges of less than $1 million in the first quarter of 2007.

The Company expects to continue to record restructuring charges during the remainder of 2007 in connection with the integration of the metro network businesses acquired in 2006 and the Broadwing acquisition completed in January 2007.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated condensed statements of operations before (1) gain (loss) from discontinued operations, (2) income taxes, (3) total other income (expense), (4) non-cash impairment charges included within restructuring and impairment charges as reported in the consolidated statements of operations, (5) depreciation and amortization and (6) non-cash stock compensation expense included within selling, general and administrative expenses on the consolidated statements of operations.

Adjusted EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted EBITDA is an important part of the Company’s internal reporting and is a key measure used by Management to evaluate profitability and operating performance of the Company and to make resource allocation decisions.  Management believes such measures are especially important in a capital-intensive industry such as telecommunications.  Management also uses Adjusted EBITDA to compare the Company’s performance to that of its competitors.  Management uses Adjusted EBITDA to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

Adjusted EBITDA excludes non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items.  Adjusted EBITDA also excludes interest income, interest expense, income taxes and gain (loss) on extinguishment of debt because these items are associated with the company’s capitalization and tax structures. Adjusted EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of capital investments which management believes should be evaluated through consolidated free cash flow.  Adjusted EBITDA excludes total other income (expense) because these items are not related to the primary operations of the Company.

There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations.  Additionally, this financial measure does not include certain significant items such as interest income, interest expense, income taxes, depreciation and amortization, non-cash impairment charges, non-cash stock compensation expense, gain (loss) on early extinguishment of debt and total other income (expense).  Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

Note 12 of the consolidated financial statements provides a reconciliation of Adjusted EBITDA for each of the Company’s operating segments.

Adjusted EBITDA for the communications business was $168 million and $147 million for the three months ended March 31, 2007 and 2006, respectively. The increase is primarily attributable to the Adjusted EBITDA contribution from the operations acquired in the Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing and CDN Business transactions and growth in the Company’s Core Communications Services revenue partially offset by related costs.

Adjusted EBITDA for the mining business increased to $2 million in the first quarter of 2007 from $1 million for the same period in 2006. The increase is primarily due to the increase in the price per ton and the tons delivered by the Black Butte mine offset by a decrease in the price per ton and tons delivered by the Decker mine.

The Company expects Adjusted EBITDA to increase over the remainder of 2007 based on the following:

•                  Inclusion of a full year of results in 2007 for Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions.

•                  Inclusion of the results of the January 2007 acquisitions of Broadwing and the CDN Business.

•                  Continued growth in Core Communications Services.

•                  The benefit of integration synergies from the Broadwing acquisition which are expected to result in reduced cost of revenue and reduced selling, general and administrative expenses in the second half of 2007.

Interest Income was $21 million for the three months ended March 31, 2007, increasing $12 million from $9 million in the same period in 2006. The increase in interest income was due to an increase in both the average return on the portfolio and the invested balance.  The Company’s average return on its portfolio increased to 5.0% in the first quarter of 2007 compared to 3.6% in the first quarter of 2006. The average portfolio balance increased to $1.6 billion in the first quarter of 2007 compared to $944 million in first quarter of 2006. Pending utilization of cash and cash equivalents, the Company invests its funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

Interest Expense increased by $15 million to $165 million in the first quarter of 2007 compared to the first quarter of 2006. Interest expense increased primarily as a result of interest expense attributable to the following debt transactions:

•                  $550 million of 12.25% Senior Notes due 2013 issued in March and April 2006.

•                  $335 million of 3.5% Convertible Senior Notes due 2012 issued in June 2006.

•                  $1.250 billion of 9.25% Senior Notes due 2014 issued in October and December 2006.

•                  $1 billion of Senior Notes issued in February 2007 consisting of $700 million of 8.75% Senior Notes due 2017 and $300 million of Floating Rate Senior Notes due 2015.

•                  $1.4 billion Senior Secured Term Loan due 2014 entered into in March 2007 to refinance the previously existing $730 million Senior Secured Term Loan due 2011.

The increase in interest expense from debt issuances was partially offset by the following debt for equity exchanges, debt redemptions and debt repurchases completed during the fourth quarter of 2006 and the first quarter of 2007:

•                  $497 million of 10.75% Senior Notes due 2011 repurchased in December 2006.

•                  $605 million of 10% Convertible Senior Notes due 2011 exchanged in January 2007 for 197 million shares of common stock.

•                  $488 million of 12.875% Senior Notes due 2010 redeemed in March 2007.

•                  $96 million of 11.25% Senior Notes due 2010 redeemed in March 2007

•                  $138 million (€104 million) of 11.25% Senior Euro Notes due 2010 redeemed in March 2007.

•                  $144 million of Floating Rate Notes due 2011 repurchased in March 2007.

•                  $59 million of 11% Senior Notes due 2008 repurchased in March 2007.

•                  $677 million of 11.5% Senior Notes due 2010 repurchased in March 2007.

•                  $61 million (€46 million) of 10.75% Senior Euro Notes due 2008 repurchased in March 2007.

Level 3 expects interest expense to decrease during the remaining quarters of 2007 compared to the first quarter of 2007 based on the overall net effect of the 2007 financing transactions described above.

Loss on Extinguishment of Debt was $427 million for the first quarter of 2007 compared to a gain on the extinguishment of debt of $27 million for the first quarter of 2006. The first quarter 2007 loss on extinguishment of debt consisted of the following:

•                  $177 million loss recognized for the January 2007 exchange of $605 million of its 10% Convertible Senior Notes due 2011 for approximately 197 million shares of the Company’s common stock. The loss included $1 million of unamortized debt issuance costs.

•                  $10 million loss recognized for the March 2007 refinancing of the Company’s $730 million Senior Secured Term Loan due 2011 into a $1.4 billion Senior Secured Term Loan due 2014.  The loss consisted of unamortized debt issuance costs associated with the previous $730 million Senior Secured Term Loan due 2011.

•                  $54 million loss recognized on the redemption of $722 million of outstanding debt consisting of the following debt issuances:

•                  $12 million loss on the redemption of $488 million of outstanding 12.875% Senior Notes due 2010 consisting of a $10 million cash loss and $2 million in unamortized debt issuance costs.

•                  $3 million loss on the redemption of $96 million of outstanding 11.25% Senior Notes due 2010 consisting of a $2 million cash loss and $1 million in unamortized debt issuance costs.

•                  $39 million loss on the redemption of $138 million (€104 million) of outstanding 11.25% Senior Euro Notes due 2010 consisting of a $38 million cash loss and $1 million of unamortized debt issuance costs.

•                  $186 million loss recognized on the repurchase through tender offers of $941 million of outstanding debt consisting of the following debt issuances:

•                  $18 million loss on the repurchase of $144 million of outstanding Floating Rate Senior Notes due 2011 consisting of an $12 million cash loss and $6 million in unamortized debt issuance costs and unamortized discount.

•                  $3 million loss on the repurchase of $59 million of outstanding 11% Senior Notes due 2008 consisting of a $3 million cash loss and less than $1 million in unamortized debt issuance costs.

•                  $141 million loss on the repurchase of $677 million of outstanding 11.5% Senior Notes due 2010 consisting of a $78 million cash loss and $63 million in unamortized debt issuance costs and unamortized discount.

•                  $24 million loss on the repurchase of $61 million (€46 million) of outstanding 10.75% Senior Euro Notes due 2008 consisting of a $24 million cash loss and less than $1 million in unamortized debt issuance costs.

The Company may enter into additional transactions in 2007 to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.

Other, net is primarily comprised of gains and losses on the sale of marketable securities and non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was $2 million for the first quarter of 2007 compared to $1 million benefit for the first quarter of 2006.  The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including Coal, that are required to file state or foreign income tax returns on a separate legal entity basis.

Loss from Discontinued Operations in the first quarter of 2006 was related to the discontinued operations of the Company’s Information Services segment.  The Company sold Software Spectrum to Insight Enterprises, Inc. in September 2006.  There were no gains or losses from discontinued operations recognized in the first quarter of 2007 and Software Spectrum’s results of operations for the first quarter of 2006 resulted in a loss on discontinued operations of $2 million.

Financial Condition—March 31, 2007

Cash flows provided by (used in) continuing operations, investing activities and financing activities for the three months ended March 31, 2007 and 2006, respectively are summarized as follows (dollars in millions):

	Three Months Ended March 31,
	2007	2006
Net Cash Used in Operating Activities of Continuing Operations	$(93)	$(7)
Net Cash Used in Investing Activities	(483)	(148)
Net Cash Provided by (Used in) Financing Activities	(226)	328
Net Cash Used in Discontinued Operations	—	(48)
Effect of Exchange Rates on Cash	5	3
Net Change in Cash and Cash Equivalents	$(797)	$128

Operating Activities of Continuing Operations

Cash used in operating activities of continuing operations increased by approximately $86 million in the first quarter of 2007 compared to the same period in 2006.  The increase in the use of cash was primarily due to an increase in interest payments on the Company’s debt, which increased from $119 million in the first quarter of 2006 to $200 million in the first quarter of 2007.

Also contributing to the increase in cash used in operating activities of continuing operations in the first quarter of 2007 were fluctuations in working capital balances which resulted in an incremental use of cash of $36 million compared to the same period in 2006.  The increase in cash used in operating activities is primarily due to the changes in accounts receivable, accounts payable and other current liabilities, partially offset by an increase in deferred revenue.  Improved operating earnings also partially offset the incremental uses of cash.  The improved operating earnings are directly attributable to the operations of Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing and the CDN business which were acquired in 2006 and early 2007, as well as revenue growth from Core Communications Services.

Investing Activities

Cash used in investing activities increased by $335 million in the first quarter of 2007 compared to the same period in 2006.  The increase in the use of cash was primarily due to the cash used for the acquisitions of Broadwing of $493 million (net of cash acquired of $257 million) and the CDN business of $133 million. In addition, capital expenditures increased $97 million from $58 million in the first quarter of 2006 to $155 million in the first quarter of 2007.  The increase in capital expenditures was related to the communications business. In the first quarter of 2007, $280 million of marketable securities held by the Company matured. The Company also decreased its restricted securities by $16 million, primarily for its coal business.

Financing Activities

Cash provided by (used in) financing activities decreased from a $328 million source of cash in the first quarter of 2006 to a $226 million use of cash in the first quarter of 2007.  Included in cash flows from financing activities is $2.362 billion of net proceeds from the issuance of:

•                  $300 million of Floating Rate Senior Notes due 2015 in February 2007.

•                  $700 million of 8.75% Senior Notes due 2017 in February 2007.

•                  $1.4 billion Senior Secured Credit Facility due 2014 in March 2007.

The Company used proceeds from these offerings along with cash on hand to retire or refinance approximately $2.497 billion aggregate principal amount of debt.  Total cash consideration paid to retire or refinance this debt was $2.611 billion.  The Company also issued approximately 214 million shares of its common stock, valued at $879 million, to retire $702 million of debt. Financing activities also include proceeds of $23 million from the exercise of warrants associated with the Broadwing transaction and other equity-based instruments.

Liquidity and Capital Resources

The Company incurred an operating loss from continuing operations of $75 million and used $248 million of cash for operating activities and capital expenditures for the three months ended March 31, 2007.  This compared to an operating loss from continuing operations of $57 million and a use of $65 million of cash for operating activities and capital expenditures in the same period in 2006.  The Company expects that the communications business will continue to consume cash in 2007.  However, the amount of cash consumed is expected to decline during the remainder of the year.

In 2007, the Company expects its costs will continue to exceed revenue and it will continue to consume cash primarily due to interest payments and capital expenditures. The Company expects Adjusted EBITDA to improve through the remainder of 2007 primarily as a result of the synergies and integration activities associated with prior period acquisitions and the 2007 acquisitions of Broadwing and the CDN business, as well as growth in Core Communications Services revenue that is expected to be partially offset by reductions in Other Communications and SBC Contract Services revenue.  Interest payments are expected to decrease in 2007 based on financing and other capital markets transactions completed through March 31, 2007. Capital expenditures for 2007 are expected to range from $600 million to $650 million and will consist of $100 million to $150 million of base capital expenditures (estimated capital required to keep the network operating efficiently and product development), approximately $75 million to $100 million of capital expenditures for integration and approximately $400 million to $425 million of success-based capital expenditures associated with incremental revenue. The majority of the Company’s ongoing capital expenditures are expected to be success-based, or tied to incremental revenue. In total, the Company expects that cash required for operating activities and capital expenditures will range from $225 million to $335 million in 2007, excluding fluctuations in working capital. The Company does not have any significant principal amounts due on its outstanding debt until 2010. As of March 31, 2007, the Company had debt of $31 million and $366 million that matures in 2008 and 2009, respectively.

Level 3 has approximately $892 million of cash, cash equivalents and marketable securities on hand at March 31, 2007. In addition, $128 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or certain reclamation liabilities associated with the coal business. Based on information available at this time, management of the Company believes that the Company’s current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.

The Company may elect to secure additional capital in the future, at acceptable terms, to improve its liquidity or fund acquisitions. In addition, in an effort to reduce future cash interest payments, as well as future amounts due at maturity or to extend debt maturities, Level 3 or its affiliates may, from time to time, issue new debt, enter into debt for debt, debt for equity or cash transactions to purchase its outstanding debt securities in the open market or through privately negotiated transactions. Level 3 will evaluate any such transactions in light of then existing market conditions and the possible dilutive effect to stockholders. The amounts involved in any such transaction, individually or in the aggregate, may be material.

In January 2007, in two separate transactions, the Company completed the exchange of $605 million of its 10% Convertible Senior Notes due 2011 for a total of 197 million shares of Level 3’s common stock.  The Company recognized a $177 million loss on the exchanges in the first quarter of 2007.

In February 2007, Level 3 Financing issued $700 million of its 8.75% Senior Notes due 2017 and $300 million of its Floating Rate Senior Notes due 2015 and received net proceeds of $982 million. The proceeds from these private offerings were used to refinance certain Level 3 Financing debt and to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.

In March 2007, Level 3 Financing refinanced its senior secured credit agreement and received net proceeds of $1.382 billion. The proceeds from this transaction were used to repay the existing $730 million Senior Secured Term Loan due 2011 and other debt. The effect of this transaction was to increase the amount of senior secured debt from $730 million to $1.4 billion, reduce the interest rate on that debt from LIBOR plus 3.00% to LIBOR plus 2.25% and extend the final maturity from 2011 to 2014. The Company recognized a $10 million loss on this transaction related to unamortized debt issuance costs.

During the first quarter of 2007, the Company redeemed the outstanding principal amount of the following debt issuances totaling $722 million:

•                  $488 million of 12.875% Senior Notes due 2010 at a price equal to 102.146 of the principal amount.

•                  $96 million of 11.25% Senior Notes due 2010 at a price equal to 101.875 of the principal amount.

•                  $138 million (€104 million) of 11.25% Senior Euro Notes due 2010 at a price equal to 101.875 of the principal amount.

Also during the first quarter of 2007, the respective issuers repurchased, through tender offers, $941 million of the outstanding principal amounts of the following debt issuances:

•                  $144 million of its outstanding Floating Rate Senior Notes due 2011 at a price equal to $1,080 per $1,000 principal amount of the notes, which included $1,050 as the tender offer consideration and $30 as a consent payment.

•                  $59 million of its outstanding 11% Senior Notes due 2008 at a price equal to $1,054.28 per $1,000 principal amount of the notes, which included $1,024.28 as the tender offer consideration and $30 as a consent payment.

•                  $677 million of its outstanding 11.5% Senior Notes due 2010 at a price equal to $1,115.26 per $1,000 principal amount of the notes, which included $1,085.26 as the tender offer consideration and $30 as a consent payment.

•                  $61 million (€46 million) of its outstanding 10.75% Senior Euro Notes due 2008 at a price equal to €1,061.45 per €1,000 principal amount of the notes, which included €1,031.45 as the tender offer consideration and €30 as a consent payment.

The Company recognized a $240 million loss associated with the redemptions and repurchases in the first quarter of 2007.  The cash portion of the loss on redemptions and tenders totaled $165 million and the remaining $75 million consisted of unamortized debt issuance and discounts.

In the first quarter, for total cash consideration of $106 million and equity consideration of 17 million shares of common stock (valued at $97 million) all of Broadwing’s outstanding $180 million aggregate principal amount of 3.125% Convertible Senior Debentures due 2026 were retired.  These debentures were issued by Broadwing prior to Level 3’s acquisition of Broadwing on January 3, 2007.  There was no gain or loss recognized due to the fact that under purchase accounting, the liability for the notes was valued at the total cost to retire the obligation.

In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses, investments or other non-core assets. In 2005 and 2006, the Company completed the sale of its two businesses that comprised its Information Services segment for total cash proceeds of $433 million and common stock from one of the purchasers valued at $3 million.

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of several companies in 2006, as well as Broadwing and the CDN Business in the first quarter of 2007. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

On January 3, 2007, Level 3 acquired Broadwing, a publicly held provider of optical network communications services. Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing. In total, Level 3 paid approximately $752 million of cash (including transaction costs) and issued approximately 123 million shares of Level 3 common stock, valued at $688 million.  As part of the transaction, approximately 4 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable into approximately 5 million shares of Level 3 common stock.

On January 23, 2007, the Company acquired the Content Delivery Network services business of SAVVIS, Inc. Under the terms of the agreement, Level 3 paid $133 million in cash to acquire certain assets, including network elements, customer contracts, and intellectual property used in the CDN Business.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of March 31, 2007, the Company had borrowed a total of $1.7 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at March 31, 2007, was approximately 7.86%.

On March 13, 2007, Level 3 Financing entered into two interest rate swap transactions to hedge the interest payments on $1 billion notional amount of floating rate debt.  The two interest rate swap transactions are with different counterparties and are for $500 million each.  The transactions are effective beginning April 13, 2007 and mature on January 13, 2014.  Under the terms of the interest rate swap transactions, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.9175% under the other.  Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt as of March 13, 2007.

For the remaining variable rate debt a hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 8.86%) would increase annual interest expense of the Company by approximately $7.0 million. At March 31, 2007, the Company had $5.1 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 7.84%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that require the Company to repurchase the debt at specified premiums.

The Company’s business plan includes operating telecommunications network businesses in Europe.  As of March 31, 2007, the Company had invested significant amounts of capital in the region for its communications business.  The Company does not make use of financial instruments to minimize its exposure to foreign currency fluctuations.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.  Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.        Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls.  As a result of its acquisition of Progress Telecom, LLC on March 20, 2006; ICG Communications, Inc. on May 31, 2006; TelCove, Inc. on July 24, 2006; Looking Glass Networks Holding Co., Inc. on August 2, 2006; Broadwing Corporation on January 3, 2007 and the Content Delivery Network services business of SAVVIS, Inc. on January 23, 2007, Level 3 has expanded its internal controls over financial reporting to include the consolidation of the results of operations as well as acquisition related accounting and disclosures for each acquisition.  As a result of the integration activities associated with the acquisitions, the Company has also expanded its internal controls over financial reporting to include certain processes and systems of the acquired companies that were integrated during the first quarter of 2007.  There were no other changes in Level 3’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1A      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Level 3’s Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in Level 3’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deem to be immaterial also may materially adversely affect Level 3’s business, financial condition and/or operating results.  The Risk Factors included in the Company’s Form 10-K for the year ended December 31, 2006, have not materially changed other than as set forth below.

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

We had substantial deficiencies of earnings to cover fixed charges of approximately $628 million for the three months ended March 31, 2007.  We had deficiencies of earnings to cover fixed charges of $722 million for the fiscal year ended December 31, 2006, $634 million for the fiscal year ended December 31, 2005, $409 million for the fiscal year ended December 31, 2004, $681 million for the fiscal year 2003 and $936 million for the fiscal year 2002.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of March 31, 2007, Level 3 had an aggregate of approximately $6.850 billion of long-term debt on a consolidated basis, excluding discount and fair value adjustments and including current maturities, and approximately $1.414 billion of stockholders’ equity. Level 3’s ability to make interest and principal payments on its debt and borrow additional funds on favorable terms depends on the future performance of the business. If Level 3 does not have enough cash flow in the future to make interest or principal payments on its debt, Level 3 may be required to refinance all or a part of its debt or to raise additional capital. Level 3 cannot assure you that it will be able to refinance its debt or raise additional capital on acceptable terms.

Item 6.        Exhibits

(a)                      Exhibits filed as part of this report are listed below.

10.1    Form of Amended Master Deferred Issuance Stock Agreement (filed to supplement and replace the form of Amended Master Deferred Issuance Stock Agreement filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2007).

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: May 10, 2007	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer