Form 10-Q
period 2007-06-30
LEVEL 3 COMMUNICATIONS INC
filed 2007-08-09
CIK 794323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of each class of the issuer’s common stock, as of August 3, 2007:

Common Stock:  1,534,248,798 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2007	2006	2007	2006

Revenue:
Communications	$1,035	$819	$2,072	$1,623
Coal mining	17	16	36	34
Total revenue	1,052	835	2,108	1,657

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	437	385	887	781
Coal mining	17	14	33	30
Total cost of revenue	454	399	920	811

Depreciation and amortization	247	164	468	351
Selling, general and administrative	428	283	868	559
Restructuring and impairment charges	2	7	6	11
Total costs and expenses	1,131	853	2,262	1,732
Operating Loss	(79)	(18)	(154)	(75)

Other Income (Expense):
Interest income	12	16	33	25
Interest expense	(138)	(170)	(303)	(320)
Loss on early extinguishment of debt, net	—	(55)	(427)	(28)
Other, net	3	4	4	8
Total other expense	(123)	(205)	(693)	(315)
Loss from Continuing Operations Before Income Taxes	(202)	(223)	(847)	(390)

Income Tax Expense	—	(1)	(2)	—
Loss from Continuing Operations	(202)	(224)	(849)	(390)

Income from Discontinued Operations	—	23	—	21
Net Loss	$(202)	$(201)	$(849)	$(369)

Loss Per Share of Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.13)	$(0.25)	$(0.57)	$(0.45)
Income from Discontinued Operations	—	.02	—	.02
Net Loss	$(0.13)	$(0.23)	$(0.57)	$(0.43)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions, except share data)	June 30, 2007	December 31, 2006

Assets
Current Assets:
Cash and cash equivalents	$739	$1,681
Marketable securities	68	235
Restricted cash and securities	28	46
Receivables, less allowances of $17 and $17, respectively	455	326
Other	133	101
Total Current Assets	1,423	2,389

Property, Plant and Equipment, net	6,729	6,468
Restricted Cash and Securities	92	90
Goodwill	1,295	408
Other Intangibles, net	810	511
Other Assets, net	160	128
Total Assets	$10,509	$9,994

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$401	$391
Current portion of long-term debt	31	5
Accrued payroll and employee benefits	82	92
Accrued interest	124	143
Deferred revenue	171	142
Other	174	156
Total Current Liabilities	983	929

Long-Term Debt, less current portion	6,828	7,357
Deferred Revenue	772	753
Other Liabilities	592	581

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,530,787,724 outstanding in 2007 and 1,178,423,105 outstanding in 2006	15	12
Additional paid-in capital	10,944	9,305
Accumulated other comprehensive income (loss)	163	(4)
Accumulated deficit	(9,788)	(8,939)
Total Stockholders’ Equity	1,334	374
Total Liabilities and Stockholders’ Equity	$10,509	$9,994

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(dollars in millions)	2007	2006

Cash Flows from Operating Activities:
Net loss	$(849)	$(369)
Income from discontinued operations	—	(21)
Loss from continuing operations	(849)	(390)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	468	351
Gain on sale of property, plant and equipment and other assets	(2)	(4)
Non-cash compensation expense attributable to stock awards	48	34
Loss on extinguishment of debt, net	427	28
Non-cash impairment expenses	1	7
Amortization of debt issuance costs	8	7
Accreted interest on long-term discount debt	15	20
Accrued interest on long-term debt	(9)	52
Change in working capital items, net of amounts acquired:
Receivables	(42)	37
Other current assets	(26)	(15)
Payables	(79)	—
Deferred revenue	41	(29)
Other current liabilities	(68)	(45)
Other	3	—
Net Cash (Used in) Provided by Operating Activities of Continuing Operations	(64)	53

Cash Flows from Investing Activities:
Capital expenditures	(325)	(131)
Proceeds from sales and maturities of marketable securities	288	5
Purchases of marketable securities	—	(98)
Decrease (increase) in restricted cash and securities, net	13	(12)
Proceeds from sale of property, plant and equipment, and other assets	2	2
Acquisitions, net of cash acquired	(622)	(82)
Distributions from discontinued operations	—	2
Net Cash Used in Investing Activities	(644)	(314)

(continued)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended June 30,
(dollars in millions)	2007	2006

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$2,352	$1,007
Proceeds from warrants and stock-based compensation plans	24	—
Equity offering	—	543
Payments and repurchases of long-term debt	(2,615)	(104)
Net Cash (Used in) Provided by Financing Activities	(239)	1,446

Discontinued Operations:
Net cash provided by discontinued operating activities	—	20
Net cash used in investing activities	—	(5)
Net effect of exchange rates on cash and cash equivalents	—	(1)
Net Cash Provided by Discontinued Operations	—	14

Effect of Exchange Rates on Cash and Cash Equivalents	5	7

Net Change in Cash and Cash Equivalents	(942)	1,206

Cash and Cash Equivalents at Beginning of Period:
Cash attributable to continuing operations	1,681	379
Cash attributable to discontinued operations	—	73

Cash and Cash Equivalents at End of Period:
Cash attributable to continuing operations	$739	$1,571
Cash attributable to discontinued operations	$—	$87

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$289	$241
Income taxes paid	1	2

Noncash Investing and Financing Activities:
Common stock issued for acquisitions	$692	$197
Equity issued to retire debt	879	—
Long-Term debt retired by conversion to equity	702	—
Amendment and restatement of $730 million credit facility	—	730
Long-Term debt issued in exchange transaction	—	619
Long-Term debt retired in exchange transaction	—	692

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2007

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2006	$12	$9,305	$(4)	$(8,939)	$374

Common Stock:
Acquisitions	1	691	—	—	692
Exercise of warrants and options	—	24	—	—	24
Stock plan grants	—	33	—	—	33
401(k) plan	—	14	—	—	14
Debt conversion to equity	2	877	—	—	879
Net Loss	—	—	—	(849)	(849)
Other Comprehensive Income	—	—	167	—	167

Balances at June 30, 2007	$15	$10,944	$163	$(9,788)	$1,334

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006

Net Loss	$(202)	$(201)	$(849)	$(369)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation income and adjustment for losses included in net loss	12	23	76	30
Unrealized appreciation of available-for-sale investment	58	—	58	—
Unrealized appreciation of interest rate swap	27	—	28	—
Other	—	(5)	5	(3)

Other Comprehensive Income Before Income Tax	97	18	167	27

Income Tax Benefit Related to Items of Other Comprehensive Income	—	—	—	—

Other Comprehensive Income, Net of Income Taxes	97	18	167	27

Comprehensive Loss	$(105)	$(183)	$(682)	$(342)

Supplementary Stockholders’ Equity Information

(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Unrealized Appreciation of Investment and Interest Rate Swap	Other	Total
Accumulated Other Comprehensive Income (Loss):

Balance at December 31, 2006	$29	$—	$(33)	$(4)
Change	76	86	5	167
Balance at June 30, 2007	$105	$86	$(28)	$163

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

The Company acquired Progress Telecom, LLC (“Progress Telecom”) on March 20, 2006; ICG Communications, Inc. (“ICG Communications”) on May 31, 2006; TelCove, Inc. (“TelCove”) on July 24, 2006; Looking Glass Networks Holding Co., Inc. (“Looking Glass”) on August 2, 2006; Broadwing Corporation (“Broadwing”) on January 3, 2007; and the Content Delivery Network services business (“CDN Business”) of SAVVIS, Inc. on January 23, 2007.  The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2).

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

The consolidated balance sheet of Level 3 at December 31, 2006 has been audited.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements.

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

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year.

Recently Issued Accounting Pronouncements

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006 appropriately represent, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”), which was effective for Level 3 starting January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. The adoption of FIN No. 48 did not have an effect on the Company’s consolidated results of operations or financial condition for the three and six months ended and as of June 30, 2007.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”), which was effective for Level 3 starting January 1, 2007.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies”. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue on the consolidated statements of operations includes USF contributions totaling $17 million and $30 million for the three and six months ended June 30, 2007 and $5 million and $9 million for the three and six months ended June 30, 2006, respectively.  The adoption of EITF No. 06-3 did not have a material effect on the Company’s consolidated results of operations or financial condition for the three and six months ended and as of June 30, 2007 as the policy followed was consistent before and after adoption.

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and is assessing the potential effect that the adoption of SFAS No. 159 will have on its consolidated results of operations or financial condition.

2. Acquisitions

In 2006, the Company embarked on strategies to both expand its presence in metropolitan markets and begin offering services to enterprise customers through its Business Markets Group. This strategy will allow the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic. The expansion into new metro markets should also provide additional opportunities to sell services to bandwidth intensive businesses on the Company’s national and international networks. In order to expedite the expansion of its metro presence and its enterprise business, Level 3 acquired Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006 and Broadwing in the first quarter of 2007.  Level 3 has also embarked on a strategy to expand its content delivery network services with the acquisition of the CDN Business in the first quarter of 2007.  The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition. The value of Level 3 common stock issued in connection with the acquisitions was determined based on the average closing price for Level 3 common stock two days before and two days after the date the acquisition was announced multiplied by the number of shares issued.

CDN Business Acquisition:  On January 23, 2007, Level 3 completed the acquisition of the Content Delivery Network  services business of SAVVIS, Inc. Level 3 paid $134 million in cash (including transaction costs) to acquire the assets of the

CDN Business, including network elements, customer contracts and intellectual property used in the CDN Business.  The purchase price was subsequently increased by less than $1 million for working capital and other contractual matters.  The Company paid this adjustment in April 2007.

Broadwing Acquisition:  On January 3, 2007, Level 3 acquired Broadwing Corporation, a publicly held provider of optical network communications services.  Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing.  In total, Level 3 initially paid approximately $752 million of cash, including $8 million of transaction costs, and issued approximately 123 million shares of the Company’s common stock, valued at $688 million.  As part of the Broadwing acquisition, approximately 3.8 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable for approximately 5.1 million shares of Level 3 common stock.  In the second quarter of 2007, the Company subsequently reduced the total consideration paid by $4 million for insurance proceeds received in June 2007 that related to the settlement of an insurance claim that occurred prior to acquisition.

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

	Unaudited Pro Forma Three Months Ended June 30,		Unaudited Pro Forma Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in millions, except per share data)

Revenue	$1,052	$1,187	$2,109	$2,376

Loss from Continuing Operations	$(202)	$(248)	$(849)	$(440)
Income from Discontinued Operations	—	23	—	21
Net Loss	$(202)	$(225)	$(849)	$(419)
Per share:
Loss from continuing operations	$(0.13)	$(0.21)	$(0.57)	$(0.38)
Income from discontinued operations	—	0.02	—	0.02
Net loss	$(0.13)	$(0.19)	$(0.57)	$(0.36)

Pro Forma Weighted Shares Outstanding (in thousands)	1,529,614	1,188,150	1,502,156	1,165,645

The fair value of the assets acquired and the liabilities assumed in the Broadwing and CDN Business transactions are based upon preliminary valuations as of their respective acquisition dates after reflecting other contractual purchase price adjustments and are subject to change due to further analysis of the assets acquired and liabilities assumed as well as integration plans.

During the second quarter of 2007, the Company received a revised valuation for the CDN Business that indicates a significantly higher value of the identifiable intangible assets, primarily patents and customer-related intangible assets. The identifiable intangible assets for the CDN Business increased from $23 million in the preliminary valuation to $133 million in the revised valuation as a result of additional analysis of the estimated cash flows expected to be generated from the patents and customers acquired in the CDN Business acquisition.  The increase in the value of the identifiable intangible assets for the CDN Business eliminated the $110 million of goodwill originally recorded on the transaction.

During the second quarter of 2007, the Company also recorded purchase price allocation adjustments for the Broadwing acquisition that resulted in a net increase of $4 million to goodwill, resulting in total goodwill of $943 million for the Broadwing acquisition as of June 30, 2007.  The purchase price allocation adjustments included increases in goodwill of $8 million to record liabilities incurred by Broadwing prior to the acquisition and decreases to goodwill for the receipt of $4 million in insurance proceeds related to the settlement of an insurance claim that occurred prior to the acquisition.

The fair value of assets acquired and liabilities assumed in the Progress Telecom, ICG Communications, TelCove and Looking Glass transactions are based upon final valuations after reflecting other contractual purchase price adjustments.

During the second quarter of 2007, the Company received the final valuation for the ICG Communications acquisition that included revised valuations for both the identifiable tangible and intangible assets. The fixed assets acquired for ICG Communications increased from $10 million in the preliminary valuation to $93 million in the final valuation as a result of a detailed analysis to physically identify and estimate the fair value of the fixed assets acquired. As a result of the changes to the valuation of the fixed assets, the valuation of the identifiable intangible assets decreased from $49 million in the preliminary valuation to $18 million in the final valuation.

The adjusted fair values of the assets acquired and the liabilities assumed for the companies Level 3 acquired in 2006 and 2007 are as follows.

	CDN Business	Broadwing	Looking Glass	TelCove	ICG Communications	Progress Telecom
	(dollars in millions)
Assets:
Cash and cash equivalents	$—	$257	$3	$3	$6	$—
Marketable securities	—	46	—	—	—	—
Accounts receivable	—	82	8	23	7	3
Other current assets	—	19	2	5	2	2
Property, plant and equipment, net	2	240	183	796	93	77
Goodwill	—	943	—	179	73	30
Identifiable intangible assets	133	254	9	273	18	36
Other assets	—	31	1	—	5	—
Total Assets	$135	$1,872	$206	$1,279	$204	$148

Liabilities:
Accounts payable	$1	$42	$5	$21	$6	$1
Accrued payroll	1	15	1	6	2	1
Other current liabilities	—	120	9	20	10	7
Current portion of capital leases	—	2	—	3	—	1
Long-term debt	—	203	—	—	—	—
Capital leases	—	22	—	9	3	8
Deferred revenue—Acquired Company	—	13	1	—	4	—
Deferred revenue—Level 3	—	—	(2)	(3)	(1)	(4)
Other liabilities	—	15	28	7	2	—
Total Liabilities	2	432	42	63	26	14
Purchase Price	$133	$1,440	$164	$1,216	$178	$134

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

The following is the summarized results of operations of the Software Spectrum business for the three and six month periods ended June 30, 2006:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	(dollars in millions)
Revenues	$695	$1,140
Costs and Expenses:
Cost of revenue	627	1,032
Depreciation and amortization	3	6
Selling, general and administrative	43	80
Restructuring and impairment charges	—	1
Total costs and expenses	673	1,119
Income from Operations	22	21

Other Income, Net	3	3
Income from Operations Before Income Taxes	25	24

Income Tax Expense	(2)	(3)
Income from Discontinued Operations	$23	$21

(4) Restructuring and Impairment Charges

Restructuring Charges

During the period from December 23, 2005 through June 30, 2007, the Company initiated cumulative workforce reductions expected to affect approximately 2,200 employees in its North American communications business related to the integration of businesses acquired since December 2005.  Of the 2,200 employees, approximately 23% were expected to be legacy Level 3 employees and approximately 77% were expected to be employees of acquired businesses.

In December 2005 and during 2006, the Company initiated cumulative workforce reductions expected to affect approximately 1,200 employees in its North American communications business related to the integration of WilTel Communications Group, LLC (“WilTel”), Progress Telecom, ICG Communications, TelCove and Looking Glass into Level 3’s operations. Of the 1,200 employees, approximately 22% were expected to be employees of legacy Level 3 and 78% were expected to be employees of the acquired companies.  Separately, in January 2005, Level 3 initiated and completed workforce reductions affecting 472 employees in the legacy Level 3 business that were not related to integration of acquired businesses.

In the first quarter of 2007, Level 3 initiated additional workforce reductions expected to affect approximately 1,000 employees in its North American communications business related to the integration of Broadwing and the previous acquisitions. Of the 1,000 employees, approximately 25% were expected to be employees of legacy Level 3 and approximately 75% were expected to be employees of the acquired companies.

The accounting treatment for the severance costs associated with the workforce reductions is dependent on whether those individuals affected are former employees of the acquired companies or legacy Level 3 employees. For the period from January 1, 2006 through June 30, 2007, the Company had notified or terminated a total of 1,538 employees (430 employees of legacy Level 3 and 1,108 employees of acquired businesses) pursuant to integration activities.

The estimated severance costs earned by employees of the acquired companies as of the acquisition date are included as a liability in the balance sheet as of the acquisition date.  The Company expects cumulative severance and related costs to total approximately $63 million for former WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass and Broadwing employees.  During the six months ended June 30, 2007, Level 3 paid $14 million of severance and related costs for these employees resulting in cumulative payments from January 1, 2006 to June 30, 2007 of $33 million for severance and related charges.

The workforce reduction attributable to the WilTel integration activity was substantially complete by the end of 2006. The workforce reductions attributable to the Progress Telecom, ICG Communications, TelCove, Looking Glass and Broadwing integration activities are expected to be substantially completed in 2007.

An analysis of the liability for the severance and related activity associated with the integration of the acquired companies follows:

	Severance and Related Costs for Acquired Company Employees
	Number of Employees	Amount
		(in millions)
Balance December 31, 2004	—	$—
2005 Accruals	765	26
Balance December 31, 2005	765	26
2006 Accruals	445	12
2006 Change in Estimate	(277)	(8)
2006 Payments	(547)	(19)
Balance December 31, 2006	386	11
2007 Accruals	750	33
2007 Payments	(561)	(14)
Balance June 30, 2007	575	$30

Severance costs attributable to legacy Level 3 employees are recorded as a restructuring charge in the statement of operations once the employees are notified that their position will be eliminated and the severance arrangements are communicated to the employee.  For the three and six months ended June 30, 2007, the Company recorded approximately $1 million and $5 million, respectively, in restructuring charges for affected legacy Level 3 employees.  As of June 30, 2007, the Company had remaining obligations of less than $1 million for those legacy Level 3 employees terminated or notified.

A summary of the restructuring charges and related activity for legacy Level 3 employees follows:

	Severance and Related Costs for Legacy Level 3 Employees
	Number of Employees	Amount	Facilities Related Amount
		(in millions)	(in millions)
Balance December 31, 2004	—	$—	$16
2005 Charges	472	15	(1)
2005 Payments	(472)	(15)	(3)
Balance December 31, 2005	—	—	12
2006 Charges	248	5	—
2006 Payments	(242)	(5)	(2)
Balance December 31, 2006	6	—	10
2007 Charges	182	5	—
2007 Payments	(153)	(5)	—
Balance June 30, 2007	35	$—	$10

Impairment Charges

The Company recognized non-cash impairment charges of $1 million in both the three and six months ended June 30, 2007, respectively.  These non-cash impairment charges resulted from the decision to terminate certain information technology projects in the communications business which had been previously capitalized. These projects have identifiable costs which Level 3 can separately evaluate for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects were not expected to provide any future benefit to the Company.

Non-cash impairment charges were $4 million and $7 million for the three and six months ended June 30, 2006, respectively.  In the second quarter of 2006, Level 3 recognized $4 million of non-cash impairment charges primarily related to excess land of the communications business held for sale in Germany.  This charge resulted from the difference between the recorded carrying value and the estimated market value of the land.  In addition, the Company recognized $3 million of non-cash impairment charges in the first quarter of 2006 that resulted from the decision to terminate projects for certain voice services and certain information technology projects in the communications business.

 (5) Loss Per Share

The Company had a loss from continuing operations for the three and six months ended June 30, 2007 and 2006. Therefore, the effect of the approximately 314 million and 480 million shares issuable pursuant to the convertible debt securities outstanding at June 30, 2007 and 2006, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of approximately 54 million and 52 million stock options, outperform stock options, restricted stock units and warrants outstanding at June 30, 2007 and 2006, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per common share calculations for Level 3 for the three and six months ended June 30, 2007 and 2006 (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Loss from Continuing Operations	$(202)	$(224)	$(849)	$(390)
Income from Discontinued Operations	—	23	—	21
Net Loss	$(202)	$(201)	$(849)	$(369)
Total Number of Weighted Average Common Shares Outstanding used to Compute Basic and Diluted Earnings (Loss) Per Share (in thousands)	1,529,614	881,155	1,499,555	851,700

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.13)	$(0.25)	$(0.57)	$(0.45)
Income from Discontinued Operations	—	0.02	—	0.02
Net Loss	$(0.13)	$(0.23)	$(0.57)	$(0.43)

(6) Marketable Securities

In 2005, the Company invested $10 million in Infinera Corporation (“Infinera”) and accounted for this investment using the cost method and included the investment in long-term other assets. On June 7, 2007, Infinera completed its initial public offering (“IPO”) and its common stock began trading publicly on the NASDAQ Global Market.

As a result of the Infinera IPO on June 7, 2007, the Company has classified the Infinera investment on its balance sheet as a current marketable security that is available for sale, subject to compliance with applicable U.S. federal securities laws. The fair value of the Infinera common stock as of June 30, 2007 is approximately $68 million. An unrealized gain on the investment in Infinera totaling $58 million was recorded in the second quarter of 2007 and is included in Other Comprehensive Income. In connection with Infinera’s IPO, Level 3 entered into a “lock-up” agreement with Infinera’s underwriters which restricts the Company’s ability to sell the stock until December 7, 2007.

(7) Receivables

Receivables at June 30, 2007 and December 31, 2006 were as follows:

	Communications	Coal	Total
	(dollars in millions)
June 30, 2007

Accounts Receivable—Trade	$465	$7	$472
Allowance for Doubtful Accounts	(17)	—	(17)
Total	$448	$7	$455

December 31, 2006

Accounts Receivable—Trade	$337	$6	$343
Allowance for Doubtful Accounts	(17)	—	(17)
Total	$320	$6	$326

The Company recognized bad debt expense in selling, general and administrative expenses of $3 million and $6 million in the three and six months ended June 30, 2007, respectively, and less than $1 million in each of the three and six month periods ended June 30, 2006, respectively. The Company reduced accounts receivable and the allowance for doubtful accounts by $7 million in the six months ended June 30, 2007 for previously reserved amounts the Company wrote off as uncollectible.

(8) Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the communications network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development.

Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $28 million and $54 million for the three and six months ended June 30, 2007, respectively.

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

During the second quarter of 2007, the Company received the final valuation for the ICG Communications acquisition that included revised valuations for identifiable tangible assets. As a result, the fixed assets acquired for ICG Communications increased from $10 million in the preliminary valuation to $93 million in the final valuation as a result of a detailed analysis to physically identify and estimate the fair value of the fixed assets acquired.

During the second quarter of 2006, Level 3 determined that the period the Company expects to use its existing fiber is longer than the remaining useful life as originally estimated.  As a result, the Company extended the depreciable life of its existing fiber from 7 years to 12 years.  This change in estimate, effected as of April 1, 2006, was accounted for prospectively, in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), and reduced depreciation expense by $18 million in the second quarter of 2006.  In addition, this change in estimate reduced net loss from continuing operations and net loss by $18 million, or approximately $0.02 cents per share in the second quarter of 2006.

Depreciation expense was $213 million and $410 million for the three and six months ended June 30, 2007, respectively.  Depreciation expense was $149 million and $316 million for the three and six months ended June 30, 2006, respectively.

(9) Goodwill

Goodwill at June 30, 2007 and December 31, 2006 was as follows (dollars in millions):

	June 30, 2007	December 31, 2006

XCOM	$30	$30
McLeod	40	40
Progress Telecom	30	32
ICG Communications	73	127
TelCove	179	179
Broadwing	943	—
	$1,295	$408

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

The final purchase price valuations for the Progress Telecom, ICG Communications and TelCove acquisitions indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $30 million, $73 million and $179 million, respectively. The final purchase price valuation for ICG Communications was received in the second quarter of 2007.  As a result of the revisions to the fixed asset and customer-related intangible asset valuations described in Note 2, the goodwill recorded in connection with the ICG Communications acquisition was reduced from $127 million based on the preliminary valuation to $73 million based on the final valuation.

The preliminary purchase price valuation for the Broadwing acquisition indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $943 million as of June 30, 2007. As described in Note 2, the Company made purchase price allocation adjustments for the Broadwing acquisition in the second quarter of 2007 that resulted in a net increase of $4 million to the goodwill recorded for Broadwing.

As also described Note 2, the Company received a revised valuation report for the CDN Business that resulted in increased valuations for patents and customer-related intangible assets and resulted in the elimination of the $110 million of goodwill preliminarily recorded for the CDN Business acquisition in the first quarter of 2007.

The final valuation of the assets acquired and liabilities assumed in the Looking Glass transaction indicated that the fair value of the identifiable net assets acquired exceeds the consideration paid to the former owners by $24 million which reduced the fair value of long-lived assets acquired in the transaction on a pro-rata basis. Also, during the fourth quarter of 2006 Level 3 recorded a $24 million liability for unfavorable leases attributable to Looking Glass.

(10) Other Intangibles, net

Other Intangibles, net at June 30, 2007 and December 31, 2006 were as follows (dollars in millions):

	June 30, 2007	December 31, 2006

360networks	$2	$3
Sprint	—	5
Telverse	7	10
Genuity	3	6
WilTel	127	135
Progress Telecom	31	33
ICG Communications	15	47
TelCove	251	264
Looking Glass	8	8
Broadwing	240	—
CDN Business	126	—
	$810	$511

On January 23, 2007, Level 3 completed the acquisition of the CDN Business. In the first quarter of 2007, the preliminary valuation of the assets acquired in the CDN Business transaction indicated a value of $23 million for patents and customer-related intangible assets. As described in Note 2, during the second quarter of 2007 the Company received a revised valuation for the CDN Business that indicated a significant increase in the value of the identifiable intangible assets, primarily patents and customer-related intangible assets. The identifiable intangible assets for the CDN Business increased from $23 million in the preliminary valuation to $133 million in the revised valuation as a result of additional analysis of the estimated cash flows expected to be generated from the patents and customers acquired in the CDN Business acquisition.  The increase in the value allocated to the identifiable intangible assets for the CDN Business eliminated the $110 million of goodwill recorded on the transaction in the first quarter of 2007. The estimated useful lives for the patent and customer-related intangible assets range from four to ten years.

On January 3, 2007, Level 3 completed the acquisition of Broadwing. A preliminary valuation of the assets acquired in the Broadwing transaction indicated a value of $254 million for wholesale and enterprise customer-related intangible assets. Level 3 had initially assigned an estimated useful life of ten years to the customer-related intangible assets. During June 2007, the Company completed a review of the estimated useful lives of the customer-related intangible assets for the Broadwing acquisition that resulted in a reduction of the estimated useful lives from ten years to six to eight years.  This change in estimate, effected as of June 1, 2007, was accounted for prospectively and increased amortization expense by approximately $1 million during the second quarter of 2007.

On August 2, 2006, Level 3 completed the acquisition of Looking Glass. The final valuation of the assets acquired in the Looking Glass transaction as of the acquisition date, indicated wholesale customer-related intangibles of approximately $9 million with an estimated useful life of eight years. During June 2007, the Company completed a review of the estimated useful life of the customer-related intangible asset for the Looking Glass acquisition that resulted in a reduction of the estimated useful life from eight years to six years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively and increased amortization expense by less than $1 million during the second quarter of 2007.

On July 24, 2006, Level 3 completed the acquisition of TelCove. The final valuation of the assets acquired in the TelCove transaction as of the acquisition date, indicated wholesale and enterprise customer-related intangible assets of approximately $253 million, with lives ranging from nine to 13 years and other intangible assets of approximately $20 million with an indefinite life.  During June 2007, the Company completed a review of the estimated useful lives of the customer-related intangible assets for the TelCove acquisition that resulted in a reduction of the estimated useful lives from nine to 13 years to six to eight years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively and increased amortization expense by approximately $1 million during the second quarter of 2007.

On May 31, 2006, Level 3 completed the acquisition of ICG Communications. A preliminary valuation of the assets acquired in the ICG Communications transaction indicated a value of $49 million for wholesale customer-related intangible assets with an estimated useful life of 15 years.  As described in Note 2, during the second quarter of 2007 the Company received the final valuation for the ICG Communications acquisition that included revised valuations for both the identifiable tangible and intangible assets. As a result of the changes to the valuation of the fixed assets, the valuation of the identifiable intangible assets decreased from $49 million in the preliminary valuation to $18 million in the final valuation.  During June 2007, the Company completed a review of the estimated useful life of the customer-related intangible asset for the ICG Communications acquisition that resulted in a reduction in the estimated useful life from 15 years to six years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively and increased amortization expense by less than $1 million during the second quarter of 2007 after taking into consideration the reduced valuation of the ICG Communications customer-related intangible assets.

On March 20, 2006, Level 3 completed the acquisition of Progress Telecom. A final valuation of the assets acquired in the Progress Telecom acquisition resulted in a value of $36 million for customer-related intangible assets with an estimated useful life of eight years.

As described above, in June 2007 the Company completed a review of the estimated useful lives used for amortization of the customer-related intangible assets for the ICG Communications, Looking Glass, TelCove and Broadwing acquisitions.  As a result of the review, the Company revised the useful lives used for amortization of customer-related intangible assets as described above.  This change in estimate, effected as of June 1, 2007, was accounted for prospectively in accordance with SFAS No. 154, and increased amortization expense in the aggregate by approximately $2 million in total during the second quarter of 2007.

Intangible asset amortization expense was $34 million and $58 million for the three and six months ended June 30, 2007, respectively.  Intangible asset amortization expense was $15 million and $35 million for the three and six months ended June 30, 2006, respectively.  The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: second half of 2007—$66 million; 2008—$124 million; 2009—$120 million; 2010—$119 million; 2011—$118 million and thereafter—$211 million.

(11) Long-Term Debt

At June 30, 2007 and December 31, 2006, long-term debt was as follows:

(dollars in millions)	June 30, 2007	December 31, 2006
Senior Secured Term Loan due 2014 (7.605%)	$1,400	$—
Senior Secured Term Loan due 2011	—	730
Senior Notes due 2008 (11.0%)	20	78
Senior Euro Notes due 2008 (10.75%)	5	65
Senior Discount Notes due 2010	—	488
Senior Euro Notes due 2010	—	137
Senior Notes due 2010	—	96
Senior Notes due 2010 (11.5%)	13	692
Fair value adjustment on Senior Notes due 2010	(1)	(60)
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (11.705%)	6	150
Issue discount on Senior Notes due 2011	—	(4)
Senior Notes due 2013 (12.25%)	550	550
Issue discount on Senior Notes due 2013	(2)	(2)
Senior Notes due 2014 (9.25%)	1,250	1,250
Issue premium on Senior Notes due 2014	11	11
Floating Rate Senior Notes due 2015 (9.15%)	300	—
Senior Notes due 2017 (8.75%)	700	—
Convertible Senior Notes due 2010 (2.875%)	374	374
Convertible Senior Notes due 2011 (5.25%)	345	345
Convertible Senior Notes due 2011 (10.0%)	275	880
Convertible Senior Notes due 2012 (3.5%)	335	335
Convertible Senior Discount Notes due 2013 (9.0%)	287	275
Convertible Subordinated Notes due 2009 (6.0%)	362	362
Convertible Subordinated Notes due 2010 (6.0%)	514	514
Commercial Mortgage due 2015 (6.86%)	70	70
Capital leases	42	23
	6,859	7,362
Less current portion	(31)	(5)
	$6,828	$7,357

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

Senior Note Issuance

On February 14, 2007, Level 3 Financing, Inc., a wholly owned subsidiary of Level 3 (“Level 3 Financing”), issued $700 million of its 8.75% Senior Notes due 2017 and $300 million of its Floating Rate Senior Notes due 2015 and received net proceeds of $982 million. The proceeds from these private offerings were used to refinance certain Level 3 Financing debt and to fund the cost of construction, installation, acquisition, lease, development or improvement of other assets to be used in Level 3’s communications business.  See a detailed description of the notes below.

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

Interest Rate Swap

Level 3 has floating rate long-term debt.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases.  On March 13, 2007, Level 3 Financing entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt.  The two interest rate swap agreements are with different counterparties and are for $500 million each.  The transactions are effective beginning April 13, 2007 and mature on January 13, 2014.  Under the terms of the interest rate swap transactions, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.9175% under the other.  Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt.  Level 3 evaluates the effectiveness of the hedge on a quarterly basis.  The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

The fair market value of the interest rate swap agreements was $28 million as of June 30, 2007.  The change in the fair market value of the interest rate swap agreements is reflected in Other Comprehensive Income due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge of $1 billion notional amount of the Company’s floating rate debt. The interest rate swap agreements have resulted in interest savings of $1 million in each of the three and six month periods ended June 30, 2007.

Redemptions and Repurchases

On March 13, 2007, the Company redeemed using cash the entire $722 million of outstanding principal amount of the following debt issuances and recognized a loss on extinguishment of debt totaling $54 million on the redemption transactions:

•                    Redeemed $488 million of outstanding 12.875% Senior Notes due 2010 at a price equal to 102.146% of the principal amount and recognized a $12 million loss on extinguishment of debt consisting of a $10 million cash loss and $2 million in unamortized debt issuance costs.  Accrued interest paid at the time of redemption totaled less than $1 million.

•                    Redeemed $96 million of outstanding 11.25% Senior Notes due 2010 at a price equal to 101.875% of the principal amount and recognized a $3 million loss on extinguishment of debt consisting of a $2 million cash loss and $1 million in unamortized debt issuance costs.  Accrued interest paid at the time of redemption totaled less than $1 million.

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

On March 15, 2007, the respective issuers repurchased using cash, through tender offers, $941 million of the outstanding principal amounts of the following debt issuances and recognized a loss on extinguishment of debt totaling $186 million on the repurchase transactions:

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

On February 23, 2007, Level 3 Financing completed a consent solicitation with respect to certain amendments to the indenture governing Level 3 Financing’s outstanding 12.25% Senior Notes due 2013 that allowed for the incurrence of debt based upon a multiple of cash flow available for fixed charges on a “pro forma” basis giving effect to any acquisition, merger or consolidation completed prior to February 1, 2007.  Additional debt as permitted under the amended indenture was incurred in March 2007.  In connection with the consent solicitation, the Company paid consent fees totaling approximately $2 million which were capitalized as additional debt issuance costs and will be amortized over the remaining life of the related debt issuances using the effective interest method.

Conversion of Broadwing Corporation 3.125% Convertible Senior Debentures due 2026

On February 17, 2007, Level 3’s wholly-owned subsidiary, Broadwing, completed the repurchase of $1 million aggregate principal amount of Broadwing’s outstanding 3.125% Convertible Senior Debentures due 2026 (the “Debentures”). The indenture governing the Debentures required Broadwing to make the offer to repurchase the Debentures as a result of the Company’s acquisition of Broadwing on January 3, 2007.

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

Interest on the Senior Secured Term Loan due 2014 accrues at the three month LIBOR plus 2.25% per annum and is payable in cash quarterly on April 13, July 13, October 13 and January 13 of each year, in arrears, beginning July 13, 2007. The interest rate was 7.605% at June 30, 2007.  See discussion of the interest rate swap agreement earlier in this footnote.

Level 3 Financing’s obligations under this term loan are, subject to certain exceptions, secured by certain assets of the Company; and certain of the Company’s material domestic subsidiaries that are engaged in the telecommunications business. The Company and these subsidiaries have also guaranteed the obligations of Level 3 Financing under the Senior Secured Term Loan due 2014. During the second quarter of 2007, Level 3 Communications, LLC and its material domestic subsidiaries obtained all material governmental authorizations and consents required in order for them to pledge certain of their assets and guarantee the Senior Secured Term Loan due 2014.  The guarantee was entered into by Level 3 Communications, LLC and its material domestic subsidiaries on June 28, 2007.

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

8.75% Senior Notes Due 2017 and Floating Rate Senior Notes Due 2015

On February 14, 2007, Level 3 Financing received $982 million of net proceeds after transaction costs, from a private offering of $700 million aggregate principal amount of its 8.75% Senior Notes due 2017 (the “8.75% Senior Notes”) and $300 million aggregate principal amount of its Floating Rate Senior Notes due 2015 (the “2015 Floating Rate Senior Notes”). The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Level 3 Communications, Inc. and Level 3 Communications, LLC have guaranteed the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes. Interest on the 8.75% Senior Notes accrues at 8.75% interest per year and is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 8.75% Senior Notes will be due on February 15, 2017. Interest on the 2015 Floating Rate Senior Notes accrues at LIBOR plus 3.75% per annum, reset semi-annually. The interest rate was 9.15% at June 30, 2007. Interest on the 2015 Floating Rate Senior notes is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 2015 Floating Rate Senior Notes will be due on February 15, 2015.

On February 14, 2006, Level 3, Level 3 Financing and the initial purchasers of the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes entered into a registration rights agreement relating to the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission.  The Company’s exchange offer registration statement for these notes was declared effective by the Securities and Exchange Commission on July 6, 2007. Under the terms of the registration rights agreement, Level 3 Financing would have been required to pay “Special Interest” in the event of a registration default. The exchange offer expired on August 7, 2007, and is expected to be completed on August 13, 2007. As a result, Level 3 will have met the requirements of the registration rights agreement.

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

The 8.75% Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, on or after February 15, 2012 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning February 15, of the years indicated below:

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

The Floating Rate Senior Notes are subject to redemption at the option of Level 3 Financing in whole or in part, at any time or from time to time, on or after February 15, 2009 at the redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve months beginning February 15, of the years indicated below:

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

9.25% Senior Notes Due 2014

On October 30, 2006 and December 28, 2006, Level 3, Level 3 Financing and the initial purchasers of the 9.25% Senior Notes Due 2014 entered into a registration rights agreement relating to the 9.25% Senior Notes Due 2014 pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission.  The Company’s exchange offer registration statement for these notes was declared effective by the Securities and Exchange Commission on May 17, 2007 and the exchange offer relating to these notes was subsequently completed. Level 3 has met the requirements of the registration rights agreement as of June 30, 2007.

Debt Maturities

The Company’s contractual obligations at June 30, 2007 related to debt, including capital leases and excluding issue discounts and fair value adjustments,  will require estimated cash payments during each of the five succeeding years of the following for the years ended December 31:  2007—$4 million; 2008—$31 million; 2009—$366 million; 2010—$971 million; 2011—$631 million and thereafter—$4,848 million.

(12) Employee Benefit Plans

The Company recognized in net loss from continuing operations a total of $24 million and $48 million of non-cash compensation for the three and six months ended June 30, 2007, respectively.  The Company recognized in net loss from continuing operations a total of $20 million and $34 million of non-cash compensation for the three and six months ended June 30, 2006, respectively. In addition, included in discontinued operations for the three and six months ended June 30, 2006, is non-cash compensation expense of $1 million and $2 million, respectively.

During the second quarter of 2006, the October 2005 and January 2006 grants of Outperform Stock Option (“OSO”) units were revalued using May 15, 2006 as the grant date, in accordance with SFAS No. 123R, and resulted in a $6 million increase in non-cash compensation expense.  As stated in the Company’s proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company’s Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company’s Board of Directors to amend and restate that plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008.  After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could exist as to the date of the expiration of the plan. To remove any ambiguity, the Board of Directors sought the approval of the Company’s stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010.  This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006.

The Company capitalized $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for each of the three and six month periods ended June 30, 2007.  The Company capitalized $1 million of non-cash compensation for those employees and contractors directly involved in the construction of the network, installation of customers or development of the business support systems for each of the three and six month periods ended June 30, 2006.

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

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006

OSO	$9	$13	$18	$17
Restricted Stock	8	4	15	10
401(k) Match Expense	8	5	16	9
401(k) Discretionary Grant Plan	—	—	—	1
	25	22	49	37
Capitalized Non-cash Compensation	(1)	(1)	(1)	(1)
	24	21	48	36
Discontinued Operations	—	(1)	—	(2)
	$24	$20	$48	$34

Non-qualified Stock Options and Warrants

The Company has not granted non-qualified stock options (“NQSOs”) since 2000. As of June 30, 2007, all NQSOs previously granted were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations. At June 30, 2007, there were approximately 4.5 million NQSOs outstanding with exercise prices ranging from $1.76 to $8.00. The weighted average exercise price of the NQSOs outstanding was $5.81 at June 30, 2007.

In connection with the acquisition of Broadwing, approximately 4 million previously issued Broadwing warrants were convertible into approximately 5 million shares of Level 3 common stock at a weighted average exercise price of $5.76 per share of Level 3 common stock.  During the first quarter of 2007, approximately 3 million of the Broadwing warrants were exercised to purchase approximately 4 million shares of Level 3 common stock and resulted in proceeds to the Company totaling approximately $23 million.  As of June 30, 2007, approximately 700,000 Broadwing warrants remain outstanding and are convertible into approximately 1 million shares of Level 3 common stock at a weighted average exercise price of $5.38 per share.

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

	Six Months Ended June 30
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

The expected life data was stratified based on levels of responsibility within the Company prior to April 1, 2007. The theoretical value used was determined using the weighted average exercise behavior for these groups of employees. Volatility assumptions were derived using historical data as well as current market data.

As part of a comprehensive review of its long-term compensation program completed in the first quarter of 2007, beginning on April 1, 2007, OSO units are awarded monthly to employees in mid-management level and higher positions, have a three year life, will vest 100% on the third anniversary of the date of the award and will fully settle on that date. OSO units awarded beginning April 1, 2007 are valued as of the first day of each month. Recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007, thus the expected life of all such OSO units is three years.

As a result of the long-term compensation review that was being completed, OSO units were not awarded to participants during the first quarter of 2007.  During the second quarter of 2007, the Company awarded 2.1 million OSO units to participants. As of June 30, 2007, the Company had not reflected $24 million of unamortized compensation expense in its financial statements for previously granted OSO units. The weighted average period over which this cost will be recognized is 2.15 years.

Transactions involving OSO units in the six months ended June 30, 2007 are summarized in the table below. The Option Price per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Option Price Per Unit	Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
				(in millions)
Balance January 1, 2007	15,285,495	$2.03 - $6.66	$3.93	$82.7	2.54 years
OSO’s granted	2,151,561	$5.56 - $6.10	$5.96
OSO’s cancelled	(302,738)	$2.03 - $6.66	$4.61
OSO’s expired	(1,039,522)	$2.03 - $6.66	$5.04
OSO’s exercised	(1,417,881)	$2.03 - $5.39	$2.85
Balance June 30, 2007	14,676,915	$2.03 - $6.66	$4.24	$62.4	2.32 years
OSO’s exercisable (“vested”):
June 30, 2007	8,621,732	$2.03 - $6.66	$3.57	$54.8	1.89 years

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of June 30, 2007.

The total realized value of OSO units exercised for the three and six months ended June 30, 2007 was approximately $3 million and $15 million, respectively. The number of shares of Level 3 stock issued upon exercise of an OSO unit varies based upon the relative performance of Level 3’s stock price and the S&P 500® Index between the initial grant date and exercise date of the OSO unit.

At June 30, 2007, based on the Level 3 common stock price and post-multiplier values, the Company was obligated to issue 9.4 million shares for vested and exercisable OSOs as the percentage increase in the Level 3 stock price exceeded the percentage increase in the S&P 500® Index for certain grants.

Restricted Stock and Units

Employees will continue to receive restricted stock units under the revised compensation program. During the first six months of 2007, approximately 5.5 million restricted stock shares or restricted stock units were awarded to certain employees and non-employee members of the Board of Directors. The restricted stock units and shares were granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded in the first six months of 2007 of $34 million was calculated using the value of Level 3 common stock on the grant date and is being amortized over the restriction lapse periods of the awards. As of June 30, 2007, the total compensation cost related to nonvested restricted stock or restricted stock units not yet recognized was $42 million, and the weighted average period over which this cost will be recognized is 2.92 years.

For the six months ended June 30, 2007, the changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	19,450,727	$2.76
Stock and units granted	5,502,905	6.10
Lapse of restrictions	(6,099,382)	2.43
Stock and units forfeited	(1,009,403)	3.22
Nonvested at June 30, 2007	17,844,847	$3.88

The Weighted Average Grant Date Fair Value of restricted stock and restricted stock units granted during the six months ended June 30, 2007 and 2006 was $6.10 and $4.03, respectively. The total fair value of restricted stock and restricted stock units for which restrictions lapsed during the six months ended June 30, 2007 and 2006 were $15 million and $15 million, respectively.

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

The Company’s matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company’s matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested. The Company’s matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions. The Company made 401(k) Plan matching contributions of $8 million and $16 million for the three and six months ended June 30, 2007, respectively, and $5 million and $9 million for the three and six months ended June 30, 2006, respectively. The Company’s matching contributions were recorded as selling, general and administrative expenses.

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

(13) Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not affect the Company’s liability for unrecognized tax benefits as no new uncertain tax positions were recognized. The Company’s liability for unrecognized tax benefits totaled $22 million and $18 million at June 30, 2007 and January 1, 2007, respectively. The Company increased the liability for unrecognized tax benefits by $4 million during the first six months of 2007 to reflect liabilities for unrecognized tax benefits related to acquired companies and to reflect accrued interest and penalties for the period.

The Company or at least one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 1999 through 2001. The audit is currently in the appeals process and a resolution is possible within the next 12 months. The Company does not expect that any settlement or payment that may result from the audit will have a material effect on the Company’s results of operations or cash flows.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of operations. The Company recognized interest and penalties of $1 million and $1 million during the three and six months ended June 30, 2007, respectively and $1 million and $1 million during the three and six months ended June 30, 2006, respectively. The Company’s liability for unrecognized tax benefits includes approximately $10 million and $8 million of accrued interest and penalties at June 30, 2007 and January 1, 2007, respectively.

Included in the balance at June 30, 2007 and January 1, 2007, is $4 million and $1 million of tax positions related to recently acquired companies, the disallowance of which would affect the valuation of the assets and or liabilities acquired and therefore would not affect the annual effective income tax rate. The Company does not expect the liability for unrecognized tax benefits will change significantly during the next twelve months ended June 30, 2008; however, actual changes in the liability for unrecognized tax benefits could be different than currently expected.

(14) Industry and Geographic Data

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

The data presented in the following tables includes information for the three and six months ended June 30, 2007 and 2006 for all statement of operations and cash flow information presented, and as of June 30, 2007 and December 31, 2006 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2007 presentation.

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Three Months Ended June 30, 2007
Revenue:
North America	$975	$17	$—	$992
Europe	60	—	—	60
	$1,035	$17	$—	$1,052
Adjusted EBITDA:
North America	$178	$—	$(1)
Europe	16	—	—
	$194	$—	$(1)
Capital Expenditures:
North America	$155	$—	$—	$155
Europe	15	—	—	15
	$170	$—	$—	$170
Depreciation and Amortization:
North America	$227	$2	$—	$229
Europe	18	—	—	18
	$245	$2	$—	$247

Six Months Ended June 30, 2007
Revenue:
North America	$1,957	$36	$—	$1,993
Europe	115	—	—	115
	$2,072	$36	$—	$2,108
Adjusted EBITDA:
North America	$333	$2	$(1)
Europe	29	—	—
	$362	$2	$(1)
Capital Expenditures:
North America	$300	$—	$—	$300
Europe	25	—	—	25
	$325	$—	$—	$325
Depreciation and Amortization:
North America	$430	$3	$—	$433
Europe	35	—	—	35
	$465	$3	$—	$468

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Three Months Ended June 30, 2006
Revenue:
North America	$774	$16	$—	$790
Europe	45	—	—	45
	$819	$16	$—	$835
Adjusted EBITDA:
North America	$162	$2	$(2)
Europe	8	—	—
	$170	$2	$(2)
Capital Expenditures:
North America	$62	$1	$—	$63
Europe	10	—	—	10
	$72	$1	$—	$73
Depreciation and Amortization:
North America	$144	$1	$—	$145
Europe	19	—	—	19
	$163	$1	$—	$164

Six Months Ended June 30, 2006
Revenue:
North America	$1,536	$34	$—	$1,570
Europe	87	—	—	87
	$1,623	$34	$—	$1,657
Adjusted EBITDA:
North America	$293	$3	$(3)
Europe	24	—	—
	$317	$3	$(3)
Capital Expenditures:
North America	$112	$1	$—	$113
Europe	18	—	—	18
	$130	$1	$—	$131
Depreciation and Amortization:
North America	$310	$2	$—	$312
Europe	39	—	—	39
	$349	$2	$—	$351

	Communications	Coal Mining	Other	Total
	(dollars in millions)

Identifiable Assets
June 30, 2007
North America	$9,565	$111	$12	$9,688
Europe	821	—	—	821
	$10,386	$111	$12	$10,509
December 31, 2006
North America	$9,043	$127	$18	$9,188
Europe	806	—	—	806
	$9,849	$127	$18	$9,994

	Communications	Coal Mining	Other	Total
	(dollars in millions)

Long-Lived Assets (excluding Goodwill)
June 30, 2007
North America	$6,964	$71	$—	$7,035
Europe	756	—	—	756
	$7,720	$71	$—	$7,791
December 31, 2006
North America	$6,362	$88	$—	$6,450
Europe	747	—	—	747
	$7,109	$88	$—	$7,197
Goodwill
June 30, 2007
North America	$1,295	$—	$—	$1,295
Europe	—	—	—	—
	$1,295	$—	$—	$1,295
December 31, 2006
North America	$408	$—	$—	$408
Europe	—	—	—	—
	$408	$—	$—	$408

Communications revenue is grouped into three main categories: 1) Core Communications Services (including transport and infrastructure services, wholesale IP and data services, voice services and Level 3 Vyvx services) 2) Other Communications Services (including managed modem and its related reciprocal compensation and legacy managed IP services), and 3) SBC Contract Services.

	Services
	Core	Other	SBC Contact Services	Total
	(dollars in millions)

Communications Revenue
Three Months Ended June 30, 2007
North America	$829	$70	$76	$975
Europe	59	1	—	60
	$888	$71	$76	$1,035

Six Months Ended June 30, 2007
North America	$1,645	$153	$159	$1,957
Europe	113	2	—	115
	$1,758	$155	$159	$2,072

Three Months Ended June 30, 2006
North America	$377	$119	$278	$774
Europe	44	1	—	45
	$421	$120	$278	$819
Six Months Ended June 30, 2006
North America	$725	$241	$570	$1,536
Europe	85	2	—	87
	$810	$243	$570	$1,623

In the third quarter of 2006, Level 3 announced the formation of four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

•                  The Wholesale Markets Group services the communications needs of large national and global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers. Revenue from the Wholesale Markets Group represented 56% and 57% of Core Communications revenue for the three and six months ended June 30, 2007, respectively.

•                  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include small, medium, and large businesses, local and regional carriers, state and local government entities, and higher education institutions and consortia. Revenue from the Business Markets Group represented 27% and 26% of Core Communications revenue for the three and six months ended June 30, 2007, respectively.

•                  The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, television networks and sports leagues. Revenue from the Content Markets Group represented 10% of Core Communications revenue in both the three and six months ended June 30, 2007.

•                  The European Markets Group serves large European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors. Revenue from the European Markets Group represented 7% of Core Communications revenue in both the three and six months ended June 30, 2007.

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

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA by operating segment, as defined by the Company, for the three and six months ended June 30, 2007 and 2006:

Three Months Ended June 30, 2007

	Communications	Coal Mining	Other	Discontinued Information Services
	(dollars in millions)
Net Income (Loss)	$(199)	$(2)	$(1)	$—
Income Tax Provision (Benefit)	—	—	—	—
Total Other (Income) Expense	123	—	—	—
Non-Cash Impairment Charge	1	—	—	—
Depreciation and Amortization Expense	245	2	—	—
Non-Cash Compensation Expense	24	—	—	—
Adjusted EBITDA	$194	$—	$(1)	$—

Six Months Ended June 30, 2007

	Communications	Coal Mining	Other	Discontinued Information Services
	(dollars in millions)
Net Income (Loss)	$(846)	$(2)	$(1)	$—
Income Tax Provision (Benefit)	1	1	—	—
Total Other (Income) Expense	693	—	—	—
Non-Cash Impairment Charge	1	—	—	—
Depreciation and Amortization Expense	465	3	—	—
Non-Cash Compensation Expense	48	—	—	—
Adjusted EBITDA	$362	$2	$(1)	$—

Three Months Ended June 30, 2006

	Communications	Coal Mining	Other	Discontinued Information Services
	(dollars in millions)
Net Income (Loss)	$(224)	$1	$(1)	$23
Income from Discontinued Operations	—	—	—	(23)
Income Tax Provision (Benefit)	—	—	1	—
Total Other (Income) Expense	207	—	(2)	—
Non-Cash Impairment Charge	4	—	—	—
Depreciation and Amortization Expense	163	1	—	—
Non-Cash Compensation Expense	20	—	—	—
Adjusted EBITDA	$170	$2	$(2)	$—

Six Months Ended June 30, 2006

	Communications	Coal Mining	Other	Discontinued Information Services
	(dollars in millions)
Net Income (Loss)	$(390)	$1	$(1)	$21
Income from Discontinued Operations	—	—	—	(21)
Income Tax Provision (Benefit)	(1)	—	1	—
Total Other (Income) Expense	318	—	(3)	—
Non-Cash Impairment Charge	7	—	—	—
Depreciation and Amortization Expense	349	2	—	—
Non-Cash Compensation Expense	34	—	—	—
Adjusted EBITDA	$317	$3	$(3)	$—

(15) Commitments, Contingencies and Other Items

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

Broadwing Class Action

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York (the “District Court”) against several hundred issuers and underwriters.  The allegations relevant to Broadwing relate to its initial public offering on behalf of all persons who purchased Broadwing stock between July 28, 2000 and the filing of the complaints. The complaints include as defendants: Broadwing, its directors and officers who signed the registration statement in connection with its initial public offering, and certain of the underwriters that participated in the initial public offering. Broadwing’s directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to the Broadwing initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Broadwing common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Broadwing common stock in the aftermarket following the initial public offering. Insofar as they relate to Broadwing, the complaints ask the court to award to members of the class the right to rescind their purchases of Broadwing’s common stock (or to be awarded rescissory damages if the class member has sold the Broadwing stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

On February 15, 2005, the District Court granted preliminary approval of a proposed settlement agreement between the plaintiffs and all issuer defendants, including Broadwing. The proposed settlement was a $1 billion guaranteed settlement. The insurance companies for these defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If the plaintiffs had succeeded in recovering more than $1 billion from the underwriters, the companies that went public, such as Broadwing, would not have to pay any additional amounts. The defendants’ insurance companies would have been paying the settlement that was subject to the final approval of the district court.

On April 21, 2006, one of the underwriters sued in this class action, JPMorgan Chase, announced a settlement with plaintiffs for $425 million. On April 24, 2006, a fairness hearing on the proposed settlement was held in which the District Court did not rule on the proposed settlement, but instead took the proposed settlement under advisement. In an appeal by a series of underwriters from the District Court decision to grant class certification in this matter the Second Circuit Court of Appeals (“Second Circuit”) issued an opinion on December 5, 2006, reversing the District Court and de-certifying the class.  On January 7, 2007, plaintiffs filed a petition for rehearing with the Second Circuit with respect to the class certification issue, and the Second Circuit denied that petition on April, 9, 2007.  The effect of the decertification of the class is that the proposed settlement cannot go forward.  However, notwithstanding the positive developments for the defendants in this action, the parties are continuing to negotiate to determine if an appropriate resolution can be reached.

Negotiations are ongoing and any potential settlement will require new class certification motions, which are currently due at the end of September 2007.  Limited discovery relating to the focus cases will be undertaken while settlement discussions proceed.  Should no settlement be reached, the Company believes that it has meritorious defenses to plaintiffs’ allegations and will vigorously assert those defenses.

Other Litigation

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of June 30, 2007, Level 3 had outstanding letters of credit of approximately $35 million, which are collateralized by cash and which are reflected on the consolidated balance sheet as restricted cash.

(16) Condensed Consolidating Financial Information

As discussed in Note 11, Level 3 Financing has issued senior notes as described below:

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

•                  In April 2006, Level 3 Financing issued an additional $300 million of 12.25% Senior Notes due 2013.

•                  In October 2006, Level 3 Financing issued $600 million of 9.25% Senior Notes due 2014 and in December 2006 issued an additional $650 million of 9.25% Senior Notes due 2014.

•                  In February 2007, Level 3 Financing issued $700 million of 8.75% Senior Notes due 2017 and $300 million of Floating Rate Senior Notes due 2015.

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

In conjunction with the registration of the 10.75% Senior Notes, Floating Rate Senior Notes due 2011, 12.25% Senior Notes due 2013, 9.25% Senior Notes due 2014, 8.75% Senior Notes due 2017 and Floating Rate Senior Notes due 2015 the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.”

Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2007 and 2006 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$346	$—	$744	$(38)	$1,052
Costs and Expenses:
Cost of Revenue	—	—	135	—	355	(36)	454
Depreciation and Amortization	—	—	89	—	158	—	247
Selling, General and Administrative	—	—	345	—	85	(2)	428
Restructuring and Impairment Charges	—	—	1	—	1	—	2
Total Costs and Expenses	—	—	570	—	599	(38)	1,131
Operating Income (Loss)	—	—	(224)	—	145	—	(79)

Other Income (Loss), net:
Interest Income	—	—	10	—	2	—	12
Interest Expense	(40)	(95)	—	(1)	(2)	—	(138)
Interest Income (Expense) Affiliates, net	188	249	(453)	—	16	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(350)	(504)	135	—	—	719	—
Other Income (Expense)	—	—	2	—	1	—	3
Other Income (Loss)	(202)	(350)	(306)	(1)	17	719	(123)

Income (Loss) from Continuing Operations Before Income Taxes	(202)	(350)	(530)	(1)	162	719	(202)

Income Tax Expense	—	—	—	—	—	—	—
Income (Loss) from Continuing Operations	(202)	(350)	(530)	(1)	162	719	(202)

Income (Loss) from Discontinued Operations	—	—	—	—	—	—	—
Net Income (Loss)	$(202)	$(350)	$(530)	$(1)	$162	$719	$(202)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$700	$27	$1,483	$(102)	$2,108
Costs and Expenses:
Cost of Revenue	—	—	269	—	722	(71)	920
Depreciation and Amortization	—	—	170	—	298	—	468
Selling, General and Administrative	2	—	665	27	205	(31)	868
Restructuring and Impairment Charges	—	—	5	—	1	—	6
Total Costs and Expenses	2	—	1,109	27	1,226	(102)	2,262
Operating Income (Loss)	(2)	—	(409)	—	257	—	(154)

Other Income (Loss), net:
Interest Income	1	—	27	—	5	—	33
Interest Expense	(123)	(174)	—	(1)	(5)	—	(303)
Interest Income (Expense) Affiliates, net	400	474	(905)	—	31	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(726)	(998)	223	—	—	1,501	—
Other Income (Expense)	(399)	(28)	4	—	—	—	(423)
Other Income (Loss)	(847)	(726)	(651)	(1)	31	1,501	(693)

Income (Loss) from Continuing Operations Before Income Taxes	(849)	(726)	(1,060)	(1)	288	1,501	(847)

Income Tax Expense	—	—	—	—	(2)	—	(2)
Income (Loss) from Continuing Operations	(849)	(726)	(1,060)	(1)	286	1,501	(849)

Income (Loss) from Discontinued Operations	—	—	—	—	—	—	—
Net Income (Loss)	$(849)	$(726)	$(1,060)	$(1)	$286	$1,501	$(849)

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$323	$575	$(63)	$835
Costs and Expenses:
Cost of Revenue	—	—	139	321	(61)	399
Depreciation and Amortization	—	—	83	81	—	164
Selling, General and Administrative	2	—	198	85	(2)	283
Restructuring and Impairment Charges	—	—	3	4	—	7
Total Costs and Expenses	2	—	423	491	(63)	853
Operating Income (Loss)	(2)	—	(100)	84	—	(18)
Other Income (Loss), net:
Interest Income	5	—	10	1	—	16
Interest Expense	(111)	(58)	—	(1)	—	(170)
Interest Income (Expense) Affiliates, net	218	166	(389)	5	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(311)	(365)	59	—	617	—
Other Income (Expense)	—	(54)	2	1	—	(51)
Other Income (Loss)	(199)	(311)	(318)	6	617	(205)
Income (Loss) from Continuing Operations Before Income Taxes	(201)	(311)	(418)	90	617	(223)
Income Tax Expense	—	—	—	(1)	—	(1)
Income (Loss) from Continuing Operations	(201)	(311)	(418)	89	617	(224)
Income from Discontinued Operations	—	—	—	23	—	23
Net Income (Loss)	$(201)	$(311)	$(418)	$112	$617	$(201)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$643	$1,123	$(109)	$1,657
Costs and Expenses:
Cost of Revenue	—	—	271	644	(104)	811
Depreciation and Amortization	—	—	192	159	—	351
Selling, General and Administrative	2	—	384	178	(5)	559
Restructuring and Impairment Charges	—	—	7	4	—	11
Total Costs and Expenses	2	—	854	985	(109)	1,732
Operating Income (Loss)	(2)	—	(211)	138	—	(75)
Other Income (Loss), net:
Interest Income	9	—	13	3	—	25
Interest Expense	(222)	(95)	—	(3)	—	(320)
Interest Income (Expense) Affiliates, net	427	324	(767)	16	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(609)	(784)	101	—	1,292	—
Other Income (Expense)	28	(54)	2	4	—	(20)
Other Income (Loss)	(367)	(609)	(651)	20	1,292	(315)
Income (Loss) from Continuing Operations Before Income Taxes	(369)	(609)	(862)	158	1,292	(390)
Income Tax (Expense) Benefit	—	—	—	—	—	—
Income (Loss) from Continuing Operations	(369)	(609)	(862)	158	1,292	(390)
Income from Discontinued Operations	—	—	—	21	—	21
Net Income (Loss)	$(369)	$(609)	$(862)	$179	$1,292	$(369)

Condensed Consolidating Balance Sheets as of June 30, 2007 and December 31, 2006 follow:

Condensed Consolidating Balance Sheets
June 30, 2007

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$25	$643	$—	$71	$—	$739
Marketable securities	66	—	—	—	2	—	68
Restricted cash and securities	—	—	19	—	9	—	28
Accounts receivable, net	—	—	139	—	316	—	455
Due from (to) affiliates	10,236	8,242	(19,891)	20	1,393	—	—
Other	8	8	50	—	67	—	133
Total Current Assets	10,310	8,275	(19,040)	20	1,858	—	1,423
Property, Plant and Equipment, net	—	—	3,271	—	3,458	—	6,729
Restricted Cash and Securities	17	—	—	—	75	—	92
Goodwill and Other Intangibles, net	—	—	161	—	1,944	—	2,105
Investment in Subsidiaries	(6,416)	(10,467)	4,268	—	—	12,615	—
Other Assets, net	21	91	12	—	36	—	160

Total Assets	$3,932	$(2,101)	$(11,328)	$20	$7,371	$12,615	$10,509

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$156	$—	$245	$—	$401
Current portion of long-term debt	25	—	—	1	5	—	31
Accrued payroll and employee benefits	—	—	74	—	8	—	82
Accrued interest	27	96	—	—	1	—	124
Deferred revenue	—	—	104	—	67	—	171
Other	—	1	55	—	118	—	174
Total Current Liabilities	52	97	389	1	444	—	983

Long-Term Debt, less current portion	2,504	4,218	—	20	86	—	6,828
Deferred Revenue	—	—	648	—	124	—	772
Other Liabilities	42	—	205	—	345	—	592
Stockholders’ Equity (Deficit)	1,334	(6,416)	(12,570)	(1)	6,372	12,615	1,334

Total Liabilities and Stockholders’ Equity (Deficit)	$3,932	$(2,101)	$(11,328)	$20	$7,371	$12,615	$10,509

Condensed Consolidating Balance Sheets
December 31, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$12	$1,592	$62	$—	$1,681
Marketable securities	235	—	—	—	—	235
Restricted cash and securities	—	—	31	15	—	46
Accounts receivable, net	—	—	97	229	—	326
Due from (to) affiliates	11,183	6,432	(18,631)	1,016	—	—
Other	17	6	41	37	—	101
Total Current Assets	11,450	6,450	(16,870)	1,359	—	2,389
Property, Plant and Equipment, net	—	—	3,268	3,200	—	6,468
Restricted Cash and Securities	17	—	—	73	—	90
Goodwill and Other Intangibles, net	—	—	44	875	—	919
Investment in Subsidiaries	(6,419)	(10,170)	2,639	—	13,950	—
Other Assets, net	43	41	12	32	—	128
Total Assets	$5,091	$(3,679)	$(10,907)	$5,539	$13,950	$9,994

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$160	$230	$—	$391
Current portion of long-term debt	—	—	—	5	—	5
Accrued payroll and employee benefits	—	—	59	33	—	92
Accrued interest	93	49	—	1	—	143
Deferred revenue	—	—	98	44	—	142
Other	1	2	56	97	—	156
Total Current Liabilities	94	52	373	410	—	929
Long-Term Debt, less current portion	4,581	2,688	—	88	—	7,357
Deferred Revenue	—	—	628	125	—	753
Other Liabilities	42	—	199	340	—	581
Stockholders’ Equity (Deficit)	374	(6,419)	(12,107)	4,576	13,950	374
Total Liabilities and Stockholders’ Equity (Deficit)	$5,091	$(3,679)	$(10,907)	$5,539	$13,950	$9,994

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2007 and 2006 follow:

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(162)	$(117)	$(166)	$(14)	$395	$—	$(64)

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	235	—	—	—	53	—	288
Decrease (increase) in restricted cash and securities	—	—	6	—	7	—	13
Capital expenditures	—	—	(136)	—	(189)	—	(325)
Acquisitions, net of cash acquired	—	—	(883)	—	261	—	(622)
Proceeds from sale of property, plant and equipment and other assets	—	—	1	—	1	—	2
Net Cash Provided by (Used in) Investing Activities	235	—	(1,012)	—	133	—	(644)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2,352	—	—	—	—	2,352
Payments and repurchases of long-term debt	(1,619)	(887)	—	—	(109)	—	(2,615)
Proceeds from warrants and stock-based compensation plans	24	—	—	—	—	—	24
Increase (decrease) due from affiliates, net	1,507	(1,335)	227	14	(413)	—	—
Net Cash Provided by (Used in) Financing Activities	(88)	130	227	14	(522)	—	(239)

Net Cash Used in Discontinued Operations	—	—	—	—	—	—	—

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	2	—	3	—	5
Net Change in Cash and Cash Equivalents	(15)	13	(949)	—	9	—	(942)

Cash and Cash Equivalents at Beginning of Period	15	12	1,592	—	62	—	1,681
Cash and Cash Equivalents at End of Period	$—	$25	$643	$—	$71	$—	$739

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(171)	$(69)	$(18)	$311	$—	$53
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	5	—	—	—	5
Purchases of marketable securities	—	—	(98)	—	—	(98)
Decrease (increase) in restricted cash and securities	—	—	—	(12)	—	(12)
Capital expenditures	—	—	(68)	(63)	—	(131)
Acquisition, net of cash acquired	—	—	(88)	6	—	(82)
Distributions from discontinued operations, net	—	—	—	2	—	2
Proceeds from sale of property, plant and equipment and other assets	—	—	2	—	—	2
Net Cash Provided by (Used in) Investing Activities	—	5	(252)	(67)	—	(314)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	326	681	—	—	—	1,007
Payments and repurchases of long-term debt	(51)	(53)	—	—	—	(104)
Equity offering	543	—	—	—	—	543
Increase (decrease) due from affiliates, net	(666)	(556)	1,468	(246)	—	—
Net Cash Provided by (Used in) Financing Activities	152	72	1,468	(246)	—	1,446
Net Cash Provided by Discontinued Operations	—	—	—	14	—	14
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	8	(1)	—	7
Net Change in Cash and Cash Equivalents	(19)	8	1,206	11	—	1,206
Cash and Cash Equivalents at Beginning of Period (includes cash of discontinued operations)	37	8	275	132	—	452
Cash and Cash Equivalents at End of Period	$18	$16	$1,481	$143	$—	$1,658

(17) Subsequent Event

Servecast Acquisition

On July 11, 2007, Level 3 acquired Servecast Limited (“Servecast”), a Dublin-based provider of live and on-demand video management and streaming services for broadband and mobile platforms.  Level 3 paid approximately €33 million, or approximately $45 million, in cash to complete the acquisition of Servecast.

Servecast offers publishing and distribution tools for video rights holders to monetize their digital assets.  These tools enable customers to manage, protect, deliver and track online audio and video content.  Servecast provides a self-service platform that supports multiple stream rates, languages, currencies and formats.

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

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words “anticipate”, “believe”, “plan”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission and Item 1A in this Form 10-Q.

Level 3 Communications, Inc., through its operating subsidiaries, is primarily engaged in the communications business, with additional operations in coal mining.

Communications Services

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

The Company separates its communication services into three categories:

•                  Core Communications Services

•                  Other Communications Services

•                  SBC Contract Services

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

The Company’s transport and infrastructure services include colocation services, metropolitan and intercity wavelengths, private line, dark fiber, professional services, metro ethernet and transoceanic services.  Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers.  These expenditures may be in the form of up-front payments or monthly payments for primarily private line, wavelength or dark fiber services.  An increase in demand may be partially offset by declines in unit pricing.

IP and data services primarily include the Company’s high speed Internet access service, dedicated Internet access (“DIA”) service, frame relay services, virtual private network (“VPN”) services, ethernet services and content delivery network (“CDN”) services.  Level 3’s Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities.  The Company’s IP-VPN services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data.

The conversion from narrow band dial-up services to higher speed broadband services continues to increase demand for the Company’s Core communications services. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. This market is currently characterized by significant price compression and very high levels of unit growth rates, resulting in growth in absolute revenue.

The Company continues to experience pricing pressure for those transport and infrastructure customers that require simple, low quality, point-to-point services, as competitors aggressively pursue this business.  However, Level 3 believes that competitors are less willing to discount these services if it requires investment in incremental capacity to meet the customer’s requirements.  For those customers that provide high quality content or require a combination of transport, IP and voice solutions on a regional or national platform, Level 3 is seeing moderate price compression and, in some cases, prices are increasing.

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

The Company expects to continue to develop its content distribution services through the acquisition of the Content Delivery Network (“CDN”) services business (“CDN Business”) which it purchased in the first quarter of 2007 from SAVVIS, Inc. for $134 million in cash (including transaction costs) and the acquisition of Servecast Ltd. which it purchased on July 11, 2007 for approximately $45 million in cash. The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents will help the Company secure its commercial efforts in the CDN market in which a number of competitors have significant, patented intellectual property.

The Company’s Other Communications Services are mature services that are not areas of emphasis for the Company. Other Communications Services currently include managed modem, related reciprocal compensation and legacy managed IP services.

The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. Additionally, America Online, a primary consumer of the Company’s dial-up services, announced a strategic change in its approach to its dial-up internet access business that has accelerated the loss of its dial-up subscribers. During the first half of 2007, the America Online strategy accelerated the decline in managed modem revenue and is expected to contribute to further declines in managed modem revenue in the second half of 2007 and  beyond. The Company recognized approximately $46 million and $100 million of managed modem revenue in the three and six months ended June 30, 2007, respectively, an approximate 40% and 36% decline from the $77 million and $156 million of managed modem revenue recognized in the three and six months ended June 30, 2006, respectively. The declines in managed modem revenue from America Online in the first half of 2007 have been offset to some extent by an increase in market share as a result of certain competitors exiting segments of this business in the second half of 2006 and first quarter of 2007. Level 3 believes that the low-cost structure of its network will enable it to compete for new business in the declining, but still significant, managed modem market.

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

Legacy managed IP services primarily include low-speed services over ATM and frame technology, as well as managed security services. The Company’s legacy Internet access business consists primarily of a business that was acquired in 2003. To date, the Company has elected not to pursue additional customers and to limit the capital invested in this component of its business.

The SBC Contract Services Agreement was an agreement between SBC Services Inc. and WilTel and was obtained in the WilTel acquisition in December 2005. Recently, SBC Services Inc. became a subsidiary of AT&T Inc., (together “SBC”). WilTel and SBC amended their agreement in June 2005 to run through 2009. The Company recognized approximately $76 million and $159 million of revenue under the SBC Contract Services Agreement during the three and six months ended June 30, 2007, respectively. The agreement provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009. Through June 30, 2007, SBC had satisfied $325 million of the initial $335 million gross margin purchase commitment, and therefore the remaining minimum gross margin commitment under the agreement as of June 30, 2007 was approximately $10 million for the period through the end of 2007, and $75 million from January 2008 through the end of 2009. Originating and terminating access charges paid to local phone companies are passed through to SBC in accordance with a formula that approximates cost.

Additionally, the SBC Contract Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. The Company met the required performance criteria and recorded revenue of $25 million in 2006 under the agreement. During the first and second quarter of 2007, the Company also met the required monthly performance criteria and recorded revenue under the agreement of $3 million and $6 million for the three and six months ended June 30, 2007, respectively.  Level 3 is eligible to earn another $19 million during the remainder of 2007 if it meets the performance criteria. Of the annual amounts, 50% is based on monthly performance criteria and the remaining 50% is based on performance criteria for the full year. The Company expects to earn the remaining performance payment during 2007.

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

To expand its service offerings in Europe, the Company is investing approximately $20 million for a dark fiber based expansion in nine European markets. Portions of this expansion were completed in 2006 and the first half of 2007.  The Company expects to complete the remainder of the expansion in the second half of 2007. The dark fiber is expected to replace or supplement existing wavelength capacity.

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of WilTel in 2005; Progress Telecom, LLC (“Progress Telecom”); ICG Communications, Inc. (“ICG Communications”);  TelCove, Inc. (“TelCove”) and Looking Glass Networks Holding Co., Inc. (“Looking Glass”) in 2006; and Broadwing Corporation (“Broadwing”) and the CDN Business in January 2007. On July 11, 2007, Level 3 acquired Servecast Ltd., a Dublin, Ireland provider of live and on-demand video management and streaming services for broadband and mobile platforms. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

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

During the second quarter of 2007, the Company did see an increase in service activation times as a result of continuing to use the multiple order entry and provisioning processes and systems that were operated by the acquired companies.  This increase in service activation cycle time had a negative effect on the rate of Core Communications Services revenue growth during the second quarter of 2007.  As a result of consolidating key operational functions and organizations as part of the integration effort, the Company’s operating environment has become more complex in the short term.

The Company has ongoing process and system development work that is being implemented as part of the integration efforts that is expected to provide significant improvements to operations.  The processes and systems under development are expected to be deployed beginning in the third quarter of 2007, with additional deployments scheduled through 2008.  While the operational benefits vary by each project, the Company expects to realize meaningful improvements to its operating environment during the second half of 2007.  The Company is also taking current steps to improve the interim processes and systems to address the increase in service activation times and expects to see improvement in our operations over the course of the third and fourth quarter of 2007.

Level 3 has embarked on a strategy to expand its current metro presence. The strategy will allow the Company to increasingly terminate traffic over its owned metro facilities rather than paying third parties to terminate the traffic. Level 3’s ability to provide high-speed bandwidth directly to customer facilities is expected to be a competitive advantage.  The Company intends to offer a broad range of services in these markets and concentrate its sales efforts on bandwidth intensive businesses. The expansion into new metro markets should also provide additional opportunities to sell services on the Company’s national and international networks. This new metro strategy includes the acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass. As part of its metro strategy, and as a result of the acquisition of TelCove in the third quarter of 2006 and Broadwing in the first quarter of 2007, the Company is also targeting enterprise customers directly through its recently created Business Markets Group described in more detail below. With the acquisition of the CDN Business in the first quarter of 2007 and Servecast Ltd in July 2007, Level 3 embarked on a strategy to expand its CDN services.

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

In the third quarter of 2006, Level 3 announced the formation of four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

•                  The Wholesale Markets Group services the communications needs of large national and global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers. Revenue from the Wholesale Markets Group represented 56% and 57% of Core Communications revenue for the three and six months ended June 30, 2007, respectively.

•                  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include small, medium, and large businesses, local and regional carriers, state and local government entities, and higher education institutions and consortia. Revenue from the Business

Markets Group represented 27% and 26% of Core Communications revenue for the three and six months ended June 30, 2007, respectively.

•                  The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, television networks and sports leagues. Revenue from the Content Markets Group represented 10% of Core Communications revenue for both the three and six months ended June 30, 2007.

•                  The European Markets Group serves large European consumers of bandwidth, including the European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors. Revenue from the European Markets Group represented 7% of Core Communications revenue for both the three and six months ended June 30, 2007.

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

Information Services

The Company completed the disposition of its remaining subsidiary in the information services business, Software Spectrum, Inc. on September 7, 2006.  The results of operations and financial position for Software Spectrum, Inc. are reflected as discontinued operations for all periods presented in this report.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”), which was effective for Level 3 starting January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. The adoption of FIN No. 48 did not have an effect on the Company’s consolidated results of operations or financial condition for the three and six months ended and as of June 30, 2007.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”), which was effective for Level 3 starting January 1, 2007.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies”. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company currently records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue on the consolidated statements of operations includes USF contributions totaling $17 million and $30 million for the three and six months ended June 30, 2007, respectively, and $5 million and $9 million for the three and six months ended June 30, 2006, respectively.  The adoption of EITF No. 06-3 did not have a material effect on the Company’s consolidated results of operations or financial condition for the three and six months ended and as of June 30, 2007 as the policy followed was consistent before and after adoption.

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and is assessing the potential effect that the adoption of SFAS No. 159 will have on its consolidated results of operations or financial condition.

Results of Operations for the Three and Six months Ended June 30, 2007 and 2006:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollars in millions)	2007	2006	%	2007	2006	%

Revenue:
Communications	$1,035	$819	26%	$2,072	$1,623	28%
Coal mining	17	16	6%	36	34	6%
Total revenue	1,052	835	26%	2,108	1,657	27%

Costs and Expenses:
Cost of revenue (exclusive of depreciation and amortizaton shown separately below):
Communications	437	385	14%	887	781	14%
Coal mining	17	14	21%	33	30	10%
Cost of revenue	454	399	14%	920	811	13%

Depreciation and amortization	247	164	51%	468	351	33%
Selling, general and administrative	428	283	51%	868	559	55%
Restructuring and non-cash impairment charges	2	7	(71)%	6	11	(45)%
Total costs and expenses	1,131	853	33%	2,262	1,732	31%

Operating Loss	(79)	(18)	339%	(154)	(75)	105%

Other Income (Expense):
Interest income	12	16	(25)%	33	25	32%
Interest expense	(138)	(170)	(19)%	(303)	(320)	(5)%
Loss on extinguishment of debt, net	—	(55)	(100)%	(427)	(28)	1425%
Other, net	3	4	(25)%	4	8	(50)%
Total other income (expense)	(123)	(205)	(40)%	(693)	(315)	120%

Loss from Continuing Operations Before Income Taxes	(202)	(223)	(9)%	(847)	(390)	117%
Income Tax Expense	—	(1)	(100)%	(2)	—	—
Loss from Continuing Operations	(202)	(224)	(10)%	(849)	(390)	118%
Income from Discontinued Operations	—	23	(100)%	—	21	(100)%
Net Loss	$(202)	$(201)	0%	$(849)	$(369)	130%

Communications revenue is separated into three categories:

•                  Core Communications Services  (including transport and infrastructure services, wholesale IP and data services, voice services and Level 3 Vyvx services)

•                  Other Communications Services (including managed modem and its related reciprocal compensation and legacy managed IP services)

•                  SBC Contract Services

Revenue attributable to these service categories is provided in the following table:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
(dollars in millions)	2007	2006	%	2007	2006	%

Core Communications Services :
Transport and Infrastructure	$420	$217	94%	$826	$415	99%
Wholesale IP and Data	143	67	113%	287	131	119%
Voice	292	107	173%	581	205	183%
Level 3 Vyvx	33	30	10%	64	59	8%
	888	421	111%	1,758	810	117%

Other Communications Services:
Managed Modem	46	77	(40)%	100	156	(36)%
Reciprocal Compensation	19	28	(32)%	42	54	(22)%
Managed IP	6	15	(60)%	13	33	(61)%
	71	120	(41)%	155	243	(36)%

SBC Contract Services	76	278	(73)%	159	570	(72)%

Total Communications Revenue	$1,035	$819	26%	$2,072	$1,623	28%

Communications Revenue for the Three Months Ended June 30, 2007 and 2006:

The 111% increase in Core Communications Services revenue in the second quarter of 2007 compared to the second quarter of 2006 is due to growth in the Company’s revenue from existing services as well as revenue from the TelCove, Looking Glass, Broadwing and CDN Business acquisitions.  The Company purchased Progress Telecom in March 2006, ICG Communications in May 2006, TelCove in July 2006 and Looking Glass in August 2006.  In January 2007, the Company purchased Broadwing and the CDN Business. During 2006 and the first half of 2007, the Company integrated the operations of WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing and the CDN business into the Level 3 business. As a result, separate revenue information for these acquired companies is no longer reported other than for the SBC Contract Services revenue acquired from WilTel.

As described earlier, the growth in Core Communications Services revenue was lower than expected during the second quarter of 2007 as a result of an increase in service activation times.  The increased service activation times were a result of continuing to use the multiple order entry and provisioning processes and systems that were operated by the acquired companies. The Company is currently taking steps to improve the interim processes and systems to address the increase in service activation times and expects to see improvement in our operations over the course of the third and fourth quarter of 2007 that will result in increased growth in Core Communications Services revenue.

Transport and infrastructure revenue increased 94% in the second quarter of 2007 compared to the second quarter of 2006. The increase was primarily due to the acquisitions of ICG Communications, TelCove, Looking Glass and Broadwing as well as growth from existing services.  In addition, increased demand in the cable and carrier market segments for complex nationwide solutions and colocation capacity in large markets contributed to the revenue growth in the second quarter of 2007 compared to the same period last year.

Wholesale IP and data revenue increased 113% in the second quarter of 2007 compared to the second quarter of 2006.  The increase was primarily due to customers obtained in the acquisitions of ICG Communications, TelCove and Looking Glass in 2006 and the acquisition of Broadwing in January 2007. Wholesale IP and data revenue also increased due to traffic growth in North America from new and existing customers that exceeded the rate of price compression experienced in the second  quarter of 2007.  During the second quarter of 2007, the Company also implemented new, reduced pricing under the terms of a contract renewal for its largest wholesale IP and data customer which reduced the level of wholesale IP and data revenue growth in the second quarter of 2007. Continued revenue growth in the Company’s VPN service also contributed to the increase in wholesale IP and data revenue during the second quarter of 2007.

Level 3’s voice revenue increased 173% in the second quarter of 2007 compared to the second quarter of 2006. The increase is primarily attributable to the operations acquired in the TelCove, ICG Communications and Broadwing acquisitions, particularly domestic and international voice termination services, and growth in Level 3’s existing wholesale and VoIP-related services including voice termination, local inbound, enhanced local and toll free services. The growth in voice revenue during the second quarter of 2007 was lower than expected due to longer than expected customer activation times and lower than expected wholesale voice revenues. Voice revenues for the second quarter of 2007 and 2006 include $6 million and less than $1 million of reciprocal compensation, respectively.

Level 3 Vyvx revenue increased 10% in the second quarter of 2007 compared to the second quarter of 2006.  The increase was a result of the continued demand for high-definition broadcast services in sports, news and entertainment.

Core Communications Services revenue for the second quarter of 2007 and 2006 includes $2 million and $1 million in termination revenue, respectively. The Company expects to recognize termination revenue in the future if customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but does not currently expect to recognize significant termination revenue for the foreseeable future. The Company expects growth in Core Communications Services revenue to accelerate during the third and fourth quarters of 2007 as a result of the Broadwing and CDN Business acquisitions completed in January 2007, expected increases in demand for the Company’s Core Communications Services and improvement in customer activation times.

Managed modem revenue declined 40% to $46 million in the second quarter of 2007 compared to the same period in 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers. This change has resulted in a decline in the demand for managed modem ports. America Online, the Company’s largest managed modem customer, continued to reduce the number of ports it purchases from Level 3 at an accelerated rate in the second quarter of 2007.  In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions that have the effect of lowering revenue as Level 3 is obligated to provide America Online a reduced per port rate if Level 3 offers another customer better pricing for a lower volume of comparable services. The declines in managed modem revenue from America Online have been partially offset by increases in market share as a result of certain competitors exiting segments of the managed modem business in the second half of 2006 and the first quarter of 2007. The Company expects managed modem revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and potential pricing concessions as contracts are renewed.

Reciprocal compensation revenue from managed modem services declined 32% to $19 million in the second quarter of 2007 compared to the second quarter of 2006 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services. Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. The majority of the Company’s interconnection agreements provide rate structures through 2007. Level 3 continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with its local carriers. As a result of the Company’s acquisitions of WilTel, TelCove and Broadwing, the Company has started to generate a portion of its reciprocal compensation revenue from voice services. For the full year ending December 31, 2007, up to 30% of the Company’s total reciprocal compensation revenue is expected to be earned from voice services, which are included in Core Communications Services revenue. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

Managed IP services revenue declined 60% to $6 million in the second quarter of 2007 compared to the second quarter of 2006.  The Company’s legacy managed IP services business consists primarily of a business that was acquired in 2003. To date, the Company has not invested in this service and is not actively looking for new customers. The decline in revenue is attributable to the disconnection of service by existing customers. The Company expects this trend to continue through the remainder of 2007.

SBC Contract Services revenue decreased 73% to $76 million in the second quarter of 2007 compared to second quarter of 2006 as expected due to the migration of the SBC traffic to the AT&T network. The SBC Contract Services agreement was obtained in December 2005 as part of the WilTel acquisition. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. As of June 30, 2007, the remaining minimum gross margin commitment under the agreement to be utilized during the remainder of 2007 was approximately $10 million, and $75 million from January 2008 through the end of 2009. Additionally, the SBC Contract Services agreement provides for the payment of $50 million if certain performance criteria are met by Level 3. Level 3 earned $25 million of this amount in 2006 and is eligible to earn an additional $25 million in 2007. Of the $25 million annual amount, 50% is based on monthly performance and the remaining 50% is based on performance criteria for the full year. The Company met the required monthly performance criteria during the three and six month periods ending June 30, 2007 and 2006 and recognized approximately $3 million and $6 million of performance bonus in each period, respectively.  The Company expects SBC revenue to decline over the remainder of 2007 and beyond. However, SBC must still comply with the minimum gross margin commitments under the terms of the contract through 2009.

Communications Revenue for the Six Months Ended June 30, 2007 and 2006:

The 117% increase in Core Communications Services revenue for the six months ended June 30, 2007 compared to the same period in 2006 is due to growth in the Company’s revenue from existing services as well as revenue from the Progress, ICG Communications, TelCove, Looking Glass, Broadwing and CDN acquisitions.

Transport and infrastructure revenue increased 99% for the six months ended June 30, 2007 compared to the same period in 2006. The increase was primarily due to the acquisitions of Progress, ICG Communications, TelCove, Looking Glass and Broadwing and growth from existing services.

Wholesale IP and data revenue increased 119% for the six months ended June 30, 2007 compared to the same period in 2006.  The increase was primarily due to customers obtained in the acquisitions of Progress, ICG Communications, TelCove and Looking Glass in 2006 and the acquisition of Broadwing in January 2007. Wholesale IP and data revenue also increased due to traffic growth in North America from new and existing customers and continued revenue growth in the Company’s VPN service.

Level 3’s voice revenue increased 183% for the six months ended June 30, 2007 compared to the same period in 2006. The increase is primarily attributable to the voice product revenues from the TelCove, ICG Communications and Broadwing acquisitions and growth in Level 3’s existing wholesale voice and VoIP-related services in both North America and Europe.

Level 3 Vyvx revenue increased 8% for the six months ended June 30, 2007 compared to the same period in 2006.  The increase was a result of the continued demand for high-definition broadcast services in sports, news and entertainment .

Core Communications Services revenue for the six months ended June 30, 2007 and 2006 includes $2 million and $1 million of termination revenue, respectively.

Managed modem revenue declined 36% to $100 million for the six months ended June 30, 2007 compared to the same period in 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers. As discussed earlier, America Online continued to reduce the number of ports it purchased from Level 3.

Reciprocal compensation revenue from managed modem services declined 22% to $42 million for the six months ended June 30, 2007 compared to the same period in 2006 as a result of the continuing decline in demand for managed modem services.

Managed IP services revenue declined 61% to $13 million for the six months ended June 30, 2007 compared to the same period in 2006.  As discussed earlier, to date the Company has not invested in this service and the decline in revenue is attributable to the disconnection of service by existing customers.

SBC Contract Services revenue decreased 72% to $159 million for the six months ended June 30, 2007 compared to the same period in 2006 as expected due to the migration of the SBC traffic to the AT&T network as described above.

Coal mining revenue increased 6% to $17 million in the second quarter of 2007 compared to the second quarter of 2006.   The increase was primarily due to overall higher selling prices at each mine combined with a small increase in sales from higher priced contracts and slightly greater overall volume from each mine.  For the six months ended June 30, 2007 coal revenue increased 6% to $36 million compared to the same period in 2006.  The increase was attributable to higher average selling prices at each mine.

Cost of Revenue for the communications business, as a percentage of revenue, for the second quarter of 2007 and the second quarter of 2006 was 42% and 47%, respectively. The decrease in second quarter 2007 cost of revenue, as a percentage of revenue, is primarily attributable to the continued decrease in SBC Contract Services revenue from the second quarter of 2006 to the second quarter of 2007. The margins for SBC Contract Services revenue are lower than the margins earned on other components included in Core and Other Communications Services revenue. Also contributing to the decrease in second quarter 2007 cost of revenue, as a percentage of revenue, is cost of revenue synergy savings that have been achieved as a result of acquisition integration efforts.  The Company believes that cost of revenue synergy savings of $60 million on an annualized basis have been achieved through the end of the second quarter of 2007.

Communications cost of revenue, as a percentage of revenue, for the six months ended June 30, 2007 and 2006 was 43% and 48%, respectively.  The decrease is primarily due to the reduction in SBC Contract Services revenue and the impact of cost of revenue synergies achieved in the first six months of 2007 as described above.

Offsetting the decrease in cost of revenue, as a percentage of revenue, for both the three and six month periods ending June 30, 2007 was higher cost of revenue services from the Broadwing acquisition. Overall, the Company expects cost of revenue, as a percentage of revenue, to decline during the third and fourth quarters of 2007 and on an overall basis for 2007 as the lower margin revenue under SBC Contract Services continues to decline and as the Company realizes the expected additional cost of revenue synergies from the acquisitions during the second half of 2007.  The Company expects that by the end of 2007, cost of revenue, as a percentage of revenue, will decline to approximately 40%.

Coal mining cost of revenue, as a percentage of revenue, increased to 100% for the second quarter of 2007 compared to 88% in the second quarter of 2006 and increased to 92% for the six months ended June 30, 2007 compared to 88% for the six months ended June 30, 2006.  The increase in cost of revenue, as a percentage of revenue, for each time period was due to planned maintenance on a dragline at one mine that was started in June 2007.  Additionally, one mine experienced higher costs related to overburden removal.

Depreciation and Amortization expense increased 51% to $247 million for the second quarter of 2007 compared to the second quarter of 2006.  The increase is primarily attributable to the increased depreciation and amortization expense recognized on communications tangible and intangible assets that were acquired through acquisitions completed in 2006 and 2007, as well as depreciation expense on the approximately $97 million increase in capital expenditures for the second quarter of 2007 compared to the second quarter of 2006.

In addition, during the second quarter of 2007, the Company reviewed and adjusted the estimated useful lives used for amortization of customer-related intangible assets for the ICG Communications, TelCove, Looking Glass and Broadwing acquisitions effective June 1, 2007. This resulted in increased amortization expense for the second quarter of 2007 totaling approximately $2 million.  Also during the second quarter of 2007, the Company recorded increased amortization expense of approximately $7 million related to the intangible assets for the CDN Business acquisition as a result of changes in the purchase price allocation.

Depreciation and amortization expense for the six months ended June 30, 2007 increased 33% to $468 million compared to the same period in 2006.  The increase is primarily attributable to the transactions and factors described above for the second quarter.  The increase in depreciation expense for the six months ended June 30, 2007 was partially offset by a $44 million decrease in depreciation expense compared to the six months ended June 30, 2006 attributable to the increase in estimated useful lives for network fiber and IP and transmission equipment implemented in the second and third quarters of 2006.

Due to the acquisitions completed in 2006 and 2007, the increased capital expenditures expected in the second half of 2007 compared to the same period in 2006 and the changes in intangible asset amortization expense described above, the Company expects depreciation and amortization expenses for the remainder of 2007 to be higher compared to the depreciation and amortization expense recognized in the same periods in 2006 and the first six months of 2007.

Selling, General and Administrative expenses increased 51% to $428 million in the second quarter of 2007 compared to the second quarter of 2006. This increase is primarily attributable to the inclusion of expenses associated with the operations acquired in the ICG Communications, TelCove and Looking Glass transactions in 2006 and the Broadwing and CDN Business transactions in January 2007. Specifically, increases in compensation, bonus and employee related costs, network related costs and facility-based expenses all contributed to the increase in selling, general and administrative expenses in the second quarter of 2007.

Included in selling, general and administrative expenses for the second quarter of 2007 and 2006 were $24 million and $20 million, respectively, of non-cash compensation expenses related to grants of outperform stock options and other stock-based compensation awards.  Included in the second quarter 2006 non-cash compensation expense of $20 million was $6 million related to the revaluation of the October 2005 and January 2006 grants using May 15, 2006 as the revised grant date, in accordance with SFAS No. 123R. As stated in the Company’s proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company’s Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company’s Board of Directors to amend and restate that plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008.  After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could exist as to the date of the expiration of the plan. To remove any ambiguity, the Board of Directors sought the approval of the Company’s stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010.  This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006.

After taking into account the $6 million impact of the grants revalued using a May 15, 2006 grant date as discussed above, non-cash compensation increased $10 million from the second quarter of 2006 to the second quarter of 2007. The higher non-cash compensation expense recognized in the second quarter of 2007 is due to an increase in the value of the outperform stock options and restricted stock units associated with the increasing price of the Level 3 common stock over the course of 2006 and the increased number of restricted stock units and outperform stock options granted to employees in prior quarters.

As part of a comprehensive review of its long-term compensation program completed in the first quarter of 2007, beginning on April 1, 2007, OSO units are awarded monthly to employees in mid-management level and higher positions, have a three year life, will vest 100% on the third anniversary of the date of the award and will fully settle on that date. OSO units awarded beginning April 1, 2007 are valued as of the first day of each month. Recipients have no discretion on the timing to exercise OSO units granted on or after April 1, 2007, thus the expected life of all such OSO units is three years.

During the second quarter of 2007, the Company began issuing restricted stock units and outperform stock options to eligible employees again. There were no grants made to eligible employees in the first quarter of 2007.  The outperform stock options and restricted stock units granted in the second quarter of 2007 included the shares that would have normally been issued to eligible employees in the first quarter of 2007.

Selling, general and administrative expenses increased 55% to $868 million for the six months ended June 30, 2007 compared to the same period in 2006.  This increase is primarily attributable to the factors described above. Selling, general and administrative expenses for the first quarter of 2006 included a $7 million property tax benefit related to the Company’s facilities in the United Kingdom.

Included in operating expenses for the first half of 2007 and 2006 were $48 million and $34 million, respectively, of non-cash compensation expense related to grants of outperform stock options and restricted stock units.  The increase in non-cash compensation expense for the period is primarily due to the factors described above.

The Company expects selling, general and administrative expenses to increase in 2007 on an overall basis compared to 2006 as a result of the inclusion of a full year of expenses for the 2006 acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass and the inclusion of nearly a full year of expenses for the January 2007 acquisitions of Broadwing and the CDN Business. The Company expects that in the second half of 2007 the savings from integration synergies from the Broadwing acquisition will result in reduced selling, general and administrative expenses as compared to the first half of 2007.

Restructuring and Impairment Charges declined 71% to $2 million in the second quarter of 2007 compared to the second quarter of 2006. The Company recognized severance charges of $1 million and $3 million in the second quarter of 2007 and 2006, respectively, related to workforce reductions in the communications business in North America. The employees affected by the workforce reductions in the second quarter of 2007 were both legacy Level 3 and legacy WilTel employees impacted by the integration of companies acquired by Level 3 in 2006 and January 2007.

The Company recognized non-cash impairment charges of $1 million and $4 million in the second quarter of 2007 and 2006, respectively.  The non-cash impairment charge of $1 million in the second quarter of 2007 was primarily related to previously capitalized costs of certain information technology development projects no longer used by the Company. The non-cash impairment charge of $4 million in the second quarter of 2006 was primarily related to excess land of the communications business deemed available for sale in Germany.  This charge resulted from the difference between the recorded carrying value and the estimated market value of the land.

Restructuring and impairment charges declined 45% to $6 million for the six months ended June 30, 2007 compared to the same period in 2006.  The Company recognized severance charges of $5 million and $4 million for the first six months of 2007 and 2006, respectively, related to workforce reductions in the communications business in North America as a result of integration of acquired companies.

The Company recognized non-cash impairment charges of $1 million and $7 million for the six months ended June 30, 2007 and 2006, respectively.  The non-cash impairment charge of $1 million in the first six months of 2007 was primarily related to previously capitalized costs of certain information technology development projects no longer used by the Company. The non-cash impairment charge of $7 million in the six months ended June 30, 2006 was primarily related to excess land of the communications business deemed available for sale in Germany and the decision to terminate projects for certain voice services and information technology projects in the communications business.  The costs incurred for these projects, including capitalized labor, were impaired as the Company did not expect to utilize the assets in the future.

The Company expects to continue to record restructuring charges during the remainder of 2007 in connection with the integration of the metro network businesses acquired in 2006 and the Broadwing acquisition completed in January 2007.

The Company continues to periodically conduct comprehensive reviews of the long-lived assets of its businesses, specifically communication assets deployed along its intercity and metro networks and in its gateway facilities.  It is possible that assets may be identified as impaired and impairment charges may be recorded to reflect the realizable value of these assets in future periods.

Adjusted EBITDA, as defined by the Company, is net income (loss) from the consolidated statements of operations before (1) gain (loss) from discontinued operations, (2) income taxes, (3) total other income (expense), (4) non-cash impairment charges included within restructuring and impairment charges as reported in the consolidated statements of operations, (5) depreciation and amortization and (6) non-cash stock compensation expense included within selling, general and administrative expenses on the consolidated statements of operations.

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

Note 14 of the consolidated financial statements provides a reconciliation of Adjusted EBITDA for each of the Company’s operating segments.

Adjusted EBITDA for the communications business was $194 million and $170 million for the second quarter of 2007 and 2006, respectively. The increase is primarily attributable to the Adjusted EBITDA contribution from the operations acquired in the ICG Communications, TelCove, Looking Glass, Broadwing and CDN Business transactions, growth in the Company’s Core Communications Services revenue and the benefits of cost of revenue and operating expense synergies realized in the second quarter of 2007 from integration activities, partially offset by declines in other communications services revenue, SBC contract services revenue and costs of integration incurred during the second quarter of 2007 as compared to the second quarter of 2006.

Adjusted EBITDA for the communications business was $362 million and $317 million for the six months ended June 30, 2007 and 2006, respectively.  The increase is primarily due to the factors described above.

Adjusted EBITDA for the Company’s mining and other businesses ranged from negative $1 million to $1 million for each of the three and six month periods ended June 30, 2007 and 2006 and did not have a significant impact on the Company’s operations.

The Company expects Adjusted EBITDA to increase in the third and fourth quarter of 2007 compared to the same periods in 2006 based on the following:

•                  Inclusion of a full year of results for Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions.

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

•                  Reduction in integration costs in the second half of 2007.

Interest Income decreased 25% to $12 million in the second quarter of 2007 compared to the second quarter of 2006. The decrease in interest income was due to a decrease in the average invested balance partially offset by an increase in the average return on the portfolio.  The Company’s average return on its portfolio increased to 5.1% in the second quarter of 2007 compared to 4.3% in the second quarter of 2006. The average portfolio balance decreased to $948 million in the second quarter of 2007 compared to $1.650 billion in second quarter of 2006.

Interest income increased 32% to $33 million for the six months ended June 30, 2007 compared to the same period in 2006.  The $8 million increase was due primarily to an increase in the average return on the portfolio.  The average invested balance was approximately the same during both periods.  The Company’s average return on its portfolio increased to 5.0% in the first half of 2007 compared to 4.0% in the first half of 2006. The average portfolio balance during both periods was approximately $1.3 billion. Pending utilization of cash and cash equivalents, the Company invests its funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

Interest Expense decreased 19% to $138 million in the second quarter of 2007 compared to the second quarter of 2006. Interest expense decreased primarily as a result of offsetting interest expense impacts attributable to the following debt issuances, debt for equity exchanges, debt redemptions and debt repurchases transactions:

Interest expense increased as a result of the following debt issuances:

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

The increase in interest expense from debt issuances described above was more than offset by the following debt for equity exchanges, debt redemptions and debt repurchases completed during the fourth quarter of 2006 and the first quarter of 2007:

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

•                  $144 million of Floating Rate Notes due 2011 repurchased in March 2007.

•                  $59 million of 11% Senior Notes due 2008 repurchased in March 2007.

•                  $677 million of 11.5% Senior Notes due 2010 repurchased in March 2007.

•                  $61 million (€46 million) of 10.75% Senior Euro Notes due 2008 repurchased in March 2007.

Interest expense decreased 5% to $303 million for the six months ended June 30, 2007 compared to the same period in 2006. The decrease in interest expense of $17 million is due primarily to the debt transactions described above.

Level 3 expects interest expense to decrease during the second half of 2007 compared to the first half of 2007 based on the overall net effect of the 2006 and 2007 financing transactions described above.

Loss on Extinguishment of Debt was less than $1 million for the second quarter of 2007 compared to $55 million for the second quarter of 2006.  The second quarter 2006 loss on extinguishment of debt was a result of the $55 million loss realized on the amendment and restatement of the Company’s senior secured credit agreement due 2011 completed in June 2006.

Loss on extinguishment of debt was $427 million and $28 million for the six months ended June 30, 2007 and 2006, respectively.  The loss on extinguishment of debt for the six months ended June 30, 2006 was the result of a $27 million gain on a first quarter 2006 debt exchange transaction, offset by a $55 million loss realized on the amendment and restatement of the Company’s senior secured credit agreement due 2011 described above.  The loss on extinguishment of debt for the six months ended June 30, 2007 consisted of the following:

•                  $177 million loss recognized for the January 2007 exchange of $605 million of 10% Convertible Senior Notes due 2011 for approximately 197 million shares of the Company’s common stock. The loss included $1 million of unamortized debt issuance costs.

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

Other, net decreased 25% to $3 million in the second quarter of 2007 compared to the second quarter of 2006.  Other, net decreased 50% to $4 million for the six months ended June 30, 2007 compared to the same period in 2006.  Other, net is primarily comprised of gains and losses on the sale of marketable securities and non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Expense was less than $1 million and $1 million for the second quarter of 2007 and 2006, respectively.  Income tax expense was $2 million and less than $1 million for the six months ended June 30, 2007 and 2006, respectively.  The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including Coal, that are required to file state or foreign income tax returns on a separate legal entity basis.  The Company also recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Income from Discontinued Operations in the three and six months ended June 30, 2006 was related to the discontinued operations of the Company’s Information Services segment.  The Company sold Software Spectrum, Inc. to Insight Enterprises, Inc. in September 2006.  There were no gains or losses from discontinued operations recognized in the first half of 2007 and Software Spectrum, Inc.’s results of operations for the three and six months ended June 30, 2006 resulted in income from discontinued operations of $23 million and $21 million, respectively.

Financial Condition—June 30, 2007

Cash flows provided by (used in) operating activities of continuing operations, investing activities and financing activities for the six months ended June 30, 2007 and 2006, respectively are summarized as follows (dollars in millions):

	Six Months Ended
	June 30,	June 30,
(dollars in millions)	2007	2006	Change

Net Cash (Used in) Provided by Operating Activities of Continuing Operations	$(64)	$53	$(117)
Net Cash Used in Investing Activities	(644)	(314)	(330)
Net Cash (Used in) Provided by Financing Activities	(239)	1,446	(1,685)
Net Cash Provided by Discontinued Operations	—	14	(14)
Effect of Exchange Rates on Cash	5	7	(2)
Net Change in Cash and Cash Equivalents	$(942)	$1,206	$(2,148)

Operating Activities of Continuing Operations

Cash used in operating activities of continuing operations increased by $117 million in the six months ended June 30, 2007 compared to the same period in 2006.  The increase in the use of cash was primarily due to fluctuations in working capital balances which resulted in an incremental use of cash of $122 million compared to the same period in 2006.  The increase in cash used in operating activities is primarily due to the changes in accounts receivable, accounts payable and other current liabilities, partially offset by an increase in deferred revenue.  The Company expects that changes in working capital will be a source of cash in the third and fourth quarters of 2007.

Investing Activities

Cash used in investing activities increased by $330 million in the six months ended June 30, 2007 compared to the same period in 2006.  The increase in the use of cash was primarily due to the cash used for the acquisitions of Broadwing of $489 million (net of cash acquired of $257 million) and the CDN business of $133 million. In addition, capital expenditures increased $194 million from $131 million in the first six months of 2006 to $325 million in the first six months of 2007.  The increase in capital expenditures was related to new customer installations and integration activities in the communications business. During the first six months of 2007, $288 million of marketable securities held by the Company matured and restricted securities decreased by $13 million. During the first half of 2006, the Company purchased marketable securities totaling $98 million.

Financing Activities

Cash provided by financing activities decreased $1.685 billion to a $239 million use of cash in the six months ended June 30, 2007 compared to the same period in 2006.  Included in cash flows from financing activities is $2.352 billion of net proceeds from the issuance of:

•                  $300 million of Floating Rate Senior Notes due 2015 in February 2007.

•                  $700 million of 8.75% Senior Notes due 2017 in February 2007.

•                  $1.4 billion Senior Secured Credit Facility due 2014 in March 2007.

The Company used proceeds from these offerings along with cash on hand to retire or refinance approximately $2.497 billion aggregate principal amount of debt.  Total cash consideration paid to retire or refinance this debt was $2.615 billion.  The Company also issued approximately 214 million shares of its common stock, valued at $879 million, to retire $702 million of debt. Financing activities also include proceeds of $24 million from the exercise of warrants associated with the Broadwing transaction and other equity-based instruments.  During the first half of 2006, the Company raised $543 million in net proceeds from an equity offering, raised $1.007 billion in net proceeds from long-term debt offerings and repaid $104 million of debt.

Liquidity and Capital Resources

The Company incurred operating losses from continuing operations of $79 million and $154 million for the three and six months ended June 30, 2007, respectively.  The Company used $141 million and $389 million of cash for operating activities and capital expenditures for the three and six months ended June 30, 2007. This compared to operating losses from continuing operations of $18 million and $75 million for the three and six months ended June 30, 2006.  The Company used $13 million and $78 million of cash for operating activities and capital expenditures for the three and six months ended June 30, 2006.  The Company expects that the communications business will continue to consume cash in 2007.  However, the amount of cash consumed is expected to decline during the third and fourth quarters of 2007 based on expected growth in core communications services revenue and the benefit from cost of revenue and operating expense synergies.

For the remainder of 2007, the Company expects its costs will continue to exceed revenue and it will continue to consume cash primarily due to interest payments and capital expenditures. The Company expects Adjusted EBITDA to improve in the third and fourth quarters of 2007 primarily as a result of the synergies and integration activities associated with prior period acquisitions and the 2007 acquisitions of Broadwing and the CDN business, as well as growth in Core Communications Services revenue that is expected to be partially offset by reductions in Other Communications and SBC Contract Services revenue.  Interest payments are expected to decrease in the second half of 2007 compared to the first half of 2007 based on financing and other capital markets transactions completed through June 30, 2007. Capital expenditures for 2007 are expected to range from $600 million to $650 million and will consist of $100 million to $150 million of base capital expenditures (estimated capital required to keep the network operating efficiently and product development), approximately $75 million to $100 million of capital expenditures for integration and approximately $400 million to $425 million of success-based capital expenditures associated with incremental revenue. The majority of the Company’s ongoing capital expenditures are expected to be success-based, or tied to incremental revenue. The Company does not have any significant principal amounts due on its outstanding debt until 2010. As of June 30, 2007, the Company had debt of $31 million and $366 million that matures in 2008 and 2009, respectively.

Level 3 has approximately $807 million of cash, cash equivalents and marketable securities on hand at June 30, 2007. In addition, $120 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or certain reclamation liabilities associated with the coal business. Based on information available at this time, management of the Company believes that the Company’s current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.

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

Also during the first quarter of 2007, the respective issuers repurchased, through tender offers, $941 million of the outstanding principal amounts of the following debt issuances:

•                  $144 million of outstanding Floating Rate Senior Notes due 2011 at a price equal to $1,080 per $1,000 principal amount of the notes, which included $1,050 as the tender offer consideration and $30 as a consent payment.

•                  $59 million of outstanding 11% Senior Notes due 2008 at a price equal to $1,054.28 per $1,000 principal amount of the notes, which included $1,024.28 as the tender offer consideration and $30 as a consent payment.

•                  $677 million of outstanding 11.5% Senior Notes due 2010 at a price equal to $1,115.26 per $1,000 principal amount of the notes, which included $1,085.26 as the tender offer consideration and $30 as a consent payment.

•                  $61 million (€46 million) of outstanding 10.75% Senior Euro Notes due 2008 at a price equal to €1,061.45 per €1,000 principal amount of the notes, which included €1,031.45 as the tender offer consideration and €30 as a consent payment.

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

On January 3, 2007, Level 3 acquired Broadwing, a publicly held provider of optical network communications services. Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing. In total, Level 3 initially paid approximately $752 million of cash (including transaction costs) and issued approximately 123 million shares of Level 3 common stock, valued at $688 million.  As part of the transaction, approximately 4 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable into approximately 5 million shares of Level 3 common stock. In the second quarter of 2007, the Company subsequently reduced the total consideration paid by $4 million for insurance proceeds received in June 2007 that related to the settlement of an insurance claim that occurred prior to acquisition.

On January 23, 2007, the Company acquired the Content Delivery Network services business of SAVVIS, Inc. Under the terms of the agreement, Level 3 paid $134 million in cash (including transaction costs) to acquire certain assets, including network elements, customer contracts, and intellectual property used in the CDN Business.

On July 11, 2007, Level 3 acquired Servecast Limited (“Servecast”), a Dublin-based provider of live and on-demand video management services for broadband and mobile platforms. Level 3 paid approximately €33 million, or approximately $45 million, in cash to complete the acquisition of Servecast.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of June 30, 2007, the Company had borrowed a total of $1.7 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at June 30, 2007, was approximately 7.89%.

On March 13, 2007, Level 3 Financing entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt.  The two interest rate swap agreements are with different counterparties and are for $500 million each.  The interest rate swap agreements are effective beginning April 13, 2007 and mature on January 13, 2014.  Under the terms of the interest rate swap agreement, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.9175% under the other.  Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt.

For the remaining variable rate debt a hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 8.89%) would increase annual interest expense of the Company by approximately $7.0 million. At June 30, 2007, the Company had $5.1 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 7.84%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that would require the Company to repurchase the debt at specified premiums if redeemed early.

The Company’s business plan includes operating telecommunications network businesses in Europe.  As of June 30, 2007, the Company had invested significant amounts of capital in the region for its communications business.  The Company does not make use of financial instruments to minimize its exposure to foreign currency fluctuations.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur.  Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.        Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.  Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls.  As a result of its acquisition of Progress Telecom, LLC on March 20, 2006; ICG Communications, Inc. on May 31, 2006; TelCove, Inc. on July 24, 2006; Looking Glass Networks Holding Co., Inc. on August 2, 2006; Broadwing Corporation on January 3, 2007 and the Content Delivery Network services business of SAVVIS, Inc. on January 23, 2007, Level 3 has expanded its internal controls over financial reporting to include the consolidation of the results of operations as well as acquisition related accounting and disclosures for each acquisition.  As a result of the integration activities associated with the acquisitions, the Company has also expanded its internal controls over financial reporting to include certain processes and systems of the acquired companies that were integrated during the first six months of 2007.  There were no other changes in Level 3’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three and six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1         Legal Proceedings

The Company has provided an update to legal proceedings involving the Company in Note 15 of the consolidated financial statements contained in Part I, Item 1, of this Form 10-Q.  This disclosure is hereby incorporated by reference.

Item 1A      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Level 3’s Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in Level 3’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to Level 3 or that it currently deems to be immaterial also may materially adversely affect Level 3’s business, financial condition and/or operating results.  The Risk Factors included in the Company’s Form 10-K for the year ended December 31, 2006, have not materially changed other than as set forth below.

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

We had substantial deficiencies of earnings to cover fixed charges of approximately $813 million for the six months ended June 30, 2007.  We had deficiencies of earnings to cover fixed charges of $722 million for the fiscal year ended December 31, 2006, $634 million for the fiscal year ended December 31, 2005, $409 million for the fiscal year ended December 31, 2004, $681 million for the fiscal year 2003 and $936 million for the fiscal year 2002.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of June 30, 2007, Level 3 had an aggregate of approximately $6.851 billion of long-term debt on a consolidated basis, excluding discount and fair value adjustments and including current maturities, and approximately $1.334 billion of stockholders’ equity. Level 3’s ability to make interest and principal payments on its debt and borrow additional funds on favorable terms depends on the future performance of the business. If Level 3 does not have enough cash flow in the future to make interest or principal payments on its debt, Level 3 may be required to refinance all or a part of its debt or to raise additional capital. Level 3 cannot assure you that it will be able to refinance its debt or raise additional capital on acceptable terms.

Item 4.        Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on May 24, 2007, the following matters were submitted to a vote:

1.                                       Election of three Class I Directors and three Class III Directors to the Board of Directors of Level 3 Communications, Inc. for a one-year term until the 2008 Annual Meeting of Stockholders:

	In Favor	Withheld

Class I Directors:
James Q Crowe	1,381,967,291	12,296,761
Robert E. Julian	1,361,704,897	32,559,155
Walter Scott, Jr.	1,372,797,457	21,466,595

Class III Directors:
Arun Netravali	1,382,706,884	11,557,168
John T. Reed	1,368,023,825	26,240,227
Michael B. Yanney	1,375,334,499	18,929,553

Each of the Class I and Class III Directors was re-elected to the Board of Directors of Level 3 Communications, Inc. for a one year term.

2.                                       To approve the grant to the Level 3 Board of Directors of discretionary authority to amend the Company’s amended and restated Certificate of Incorporation to effect a reverse stock split at one of four ratios:

Affirmative votes	1,335,663,112
Negative votes	56,202,930
Abstain	2,398,010
Broker non-vote	—

The proposal to grant the Board of Directors of Level 3 Communications, Inc. the discretionary authority to amend the Company’s amended and restated Certificate of Incorporation to effect a reverse stock split at one of four ratios was approved.

3.                                       To adopt a stockholder proposal to eliminate the supermajority provisions in  Level 3 Communications, Inc.’s Restated Certificate of Incorporation and By-laws:

Affirmative votes	639,138,277
Negative votes	458,624,295
Abstain	3,979,895
Broker non-vote	292,521,585

The stockholder proposal to eliminate the supermajority provisions in Level 3 Communications, Inc.’s Restated Certificate of Incorporation and By-laws was approved.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: August 9, 2007	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer