Form 10-Q
period 2007-09-30
LEVEL 3 COMMUNICATIONS INC
filed 2007-11-09
CIK 794323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of each class of the issuer’s common stock, as of November 2, 2007:

Common Stock:  1,536,789,595 shares

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2007	2006	2007	2006

Revenue:
Communications	$1,043	$858	$3,115	$2,481
Coal mining	18	17	54	51
Total revenue	1,061	875	3,169	2,532

Costs and Expenses (exclusive of depreciation and amortization shown separately below):
Cost of revenue:
Communications	438	368	1,325	1,149
Coal mining	16	14	49	44
Total cost of revenue	454	382	1,374	1,193

Depreciation and amortization	249	182	717	533
Selling, general and administrative	415	334	1,283	893
Restructuring and impairment charges	1	2	7	13
Total costs and expenses	1,119	900	3,381	2,632
Operating Loss	(58)	(25)	(212)	(100)

Other Income (Expense):
Interest income	12	19	45	44
Interest expense	(138)	(161)	(441)	(481)
Loss on early extinguishment of debt, net	—	(1)	(427)	(29)
Other, net	6	3	10	11
Total other expense	(120)	(140)	(813)	(455)
Loss from Continuing Operations Before Income Taxes	(178)	(165)	(1,025)	(555)

Income Tax Benefit	4	2	2	2
Loss from Continuing Operations	(174)	(163)	(1,023)	(553)

Income (Loss) from Discontinued Operations:
Earnings (loss) from discontinued operations	—	(8)	—	13
Gain on sale of discontinued operations	—	33	—	33
Income from Discontinued Operations	—	25	—	46

Net Loss	$(174)	$(138)	$(1,023)	$(507)

Loss Per Share of Common Stock (Basic and Diluted):
Loss from continuing operations	$(0.11)	$(0.14)	$(0.68)	$(0.59)
Income from discontinued operations	—	.02	—	.05
Net Loss	$(0.11)	$(0.12)	$(0.68)	$(0.54)

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(dollars in millions, except share data)	September 30, 2007	December 31, 2006

Assets
Current Assets:
Cash and cash equivalents	$642	$1,681
Marketable securities	55	235
Restricted cash and securities	27	46
Receivables, less allowances of $18 and $17, respectively	438	326
Other	106	101
Total Current Assets	1,268	2,389

Property, Plant and Equipment, net	6,709	6,468
Restricted Cash and Securities	94	90
Goodwill	1,322	408
Other Intangibles, net	794	511
Other Assets, net	127	128
Total Assets	$10,314	$9,994

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$395	$391
Current portion of long-term debt	31	5
Accrued payroll and employee benefits	77	92
Accrued interest	111	143
Deferred revenue	150	128
Other	171	156
Total Current Liabilities	935	915

Long-Term Debt, less current portion	6,833	7,357
Deferred Revenue	780	767
Other Liabilities	588	581

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares: no shares issued or outstanding	—	—
Common stock, $.01 par value, authorized 2,250,000,000 shares: 1,535,693,002 issued and outstanding in 2007 and 1,178,423,105 issued and outstanding in 2006	15	12
Additional paid-in capital	10,972	9,305
Accumulated other comprehensive income (loss)	153	(4)
Accumulated deficit	(9,962)	(8,939)
Total Stockholders’ Equity	1,178	374
Total Liabilities and Stockholders’ Equity	$10,314	$9,994

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Cash Flows from Operating Activities:
Net loss	$(1,023)	$(507)
Income from discontinued operations	—	(46)
Loss from continuing operations	(1,023)	(553)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	717	533
Gain on sale of property, plant and equipment and other assets	(2)	(5)
Non-cash compensation expense attributable to stock awards	72	52
Loss on early extinguishment of debt, net	427	29
Non-cash impairment charges	1	8
Amortization of debt issuance costs	11	15
Accreted interest on long-term discount debt	21	28
Accrued interest on long-term debt	(22)	(7)
Change in working capital items, net of amounts acquired:
Receivables	(22)	101
Other current assets	(1)	(2)
Payables	(82)	(8)
Deferred revenue	24	(49)
Other current liabilities	(83)	(23)
Other, net	(1)	(10)
Net Cash Provided by Operating Activities of Continuing Operations	37	109

Cash Flows from Investing Activities:
Capital expenditures	(480)	(251)
Proceeds from sales and maturities of marketable securities	288	5
Purchases of marketable securities	—	(98)
Decrease (increase) in restricted cash and securities, net	15	(21)
Proceeds from sale of property, plant and equipment, and other assets	4	5
Acquisitions, net of cash acquired	(668)	(746)
Proceeds from sale of discontinued operations, net of cash sold	—	310
Distributions from discontinued operations	—	18
Net Cash Used in Investing Activities	(841)	(778)

(continued)

See accompanying notes to consolidated financial statements.

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	$2,349	$1,007
Proceeds from warrants, stock-based compensation plans and stock sales	26	—
Equity offering	—	543
Payments and repurchases of long-term debt	(2,616)	(567)
Net Cash (Used in) Provided by Financing Activities	(241)	983

Discontinued Operations:
Net cash used in discontinued operating activities	—	(20)
Net cash used in investing activities	—	(23)
Net Cash Used in Discontinued Operations	—	(43)

Effect of Exchange Rates on Cash and Cash Equivalents	6	8

Net Change in Cash and Cash Equivalents	(1,039)	279

Cash and Cash Equivalents at Beginning of Period
Cash attributable to continuing operations	1,681	379
Cash attributable to discontinued operations	—	73

Cash and Cash Equivalents at End of Period:
Cash attributable to continuing operations	$642	$731
Cash attributable to discontinuing operations	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$431	$445
Income taxes paid	1	—

Noncash Investing and Financing Activities:
Common stock issued for acquisitions	$692	$904
Equity issued to retire debt	879	—
Long-Term debt retired by conversion to equity	702	—
Amendment and restatement of $730 million credit facility	—	730
Long-Term debt issued in exchange transaction	—	619
Long-Term debt retired in exchange transaction	—	692

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2007

(unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2006	$12	$9,305	$(4)	$(8,939)	$374

Common Stock:
Acquisitions	1	691	—	—	692
Exercise of warrants and options and stock sales	—	26	—	—	26
Stock plan grants	—	50	—	—	50
401(k) plan	—	23	—	—	23
Debt conversion to equity	2	877	—	—	879
Net Loss	—	—	—	(1,023)	(1,023)
Other Comprehensive Income	—	—	157	—	157

Balances at September 30, 2007	$15	$10,972	$153	$(9,962)	$1,178

See accompanying notes to consolidated financial statements.

LEVEL 3 COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006

Net Loss	$(174)	$(138)	$(1,023)	$(507)

Other Comprehensive Income (Loss) Before Tax:
Foreign currency translation and adjustment for losses included in net loss	33	8	109	38
Unrealized (depreciation) appreciation of available-for-sale investment	(13)	—	45	—
Unrealized depreciation of interest rate swap	(30)	—	(2)	—
Other, net	—	1	5	(2)

Other Comprehensive (Loss) Income Before Income Tax	(10)	9	157	36

Income Tax Benefit Related to Items of Other Comprehensive Income	—	—	—	—

Other Comprehensive (Loss) Income, Net of Income Taxes	(10)	9	157	36

Comprehensive Loss	$(184)	$(129)	$(866)	$(471)

Supplementary Stockholders’ Equity Information

(unaudited)

(dollars in millions)	Net Foreign Currency Translation Adjustment	Unrealized Appreciation of Investment and Interest Rate Swap	Other	Total
Accumulated Other Comprehensive Income (Loss):

Balance at December 31, 2006	$29	$—	$(33)	$(4)
Change	109	43	5	157
Balance at September 30, 2007	$138	$43	$(28)	$153

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

The Company acquired Progress Telecom, LLC (“Progress Telecom”) on March 20, 2006; ICG Communications, Inc. (“ICG Communications”) on May 31, 2006; TelCove, Inc. (“TelCove”) on July 24, 2006; Looking Glass Networks Holding Co., Inc. (“Looking Glass”) on August 2, 2006; Broadwing Corporation (“Broadwing”) on January 3, 2007; the Content Delivery Network services business (“CDN Business”) of SAVVIS, Inc. on January 23, 2007; and Servecast Limited (“Servecast”) on July 11, 2007. The results of operations, cash flows and financial position attributable to these acquisitions are included in the consolidated financial statements from the respective dates of their acquisition (See Note 2).

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the September 30, 2007 presentation.

Recently Issued Accounting Pronouncements

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006 appropriately represent, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”), which was effective for Level 3 starting January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. The adoption of FIN No. 48 did not have an effect on the Company’s consolidated results of operations or financial condition for the three and nine months ended and as of September 30, 2007.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”), which was effective for Level 3 starting January 1, 2007. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies”. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue on the consolidated statements of operations includes USF contributions totaling $15 million and $45 million for the three and nine months ended September 30, 2007 and $5 million and $14 million for the three and nine months ended September 30, 2006, respectively. The adoption of EITF No. 06-3 did not have a material effect on the Company’s consolidated results of operations or financial condition for the three and nine months ended September 30, 2007, as the policy followed was consistent before and after adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition upon adoption on January 1, 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has assessed whether fair value accounting is appropriate for any of its eligible items and has concluded that it will not elect to use fair value accounting for any of these items. As a result, the adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition when it becomes effective for the Company on January 1, 2008.

2. Acquisitions

In 2006, the Company embarked on strategies to both expand its presence in metropolitan markets and begin offering services to enterprise customers through its Business Markets Group. This strategy will allow the Company to terminate traffic over its owned facilities rather than paying third parties to terminate the traffic. The expansion into new metro markets should also provide additional opportunities to sell services to bandwidth intensive businesses on the Company’s national and international networks. In order to expedite the expansion of its metro presence and its enterprise business, Level 3 acquired Progress Telecom, ICG Communications, TelCove and Looking Glass in 2006 and Broadwing in the first quarter of 2007. Level 3 has also embarked on a strategy to expand its content delivery network services with the acquisitions of the CDN Business in the first quarter of 2007 and Servecast in the third quarter of 2007. The results of operations attributable to each acquisition are included in the consolidated financial statements from the date of acquisition. The value of Level 3 common stock issued in connection with the acquisitions was determined based on the average closing price for Level 3 common stock two days before and two days after the date the acquisition was announced multiplied by the number of shares issued.

Servecast Acquisition:  On July 11, 2007, Level 3 completed the acquisition of Servecast Limited, a Dublin, Ireland based provider of live and on-demand video management and streaming services for broadband and mobile platforms. Level 3 paid approximately €34 million, or $46 million, in cash, including $1 million of transaction costs, to complete the acquisition of Servecast.

CDN Business Acquisition:  On January 23, 2007, Level 3 completed the acquisition of the Content Delivery Network  services business of SAVVIS, Inc. Level 3 paid $133 million in cash (including transaction costs) to acquire the assets of the CDN Business, including network elements, customer contracts and intellectual property used in the CDN Business. The purchase price was subsequently increased by less than $1 million for working capital and other contractual matters. The Company paid this adjustment in April 2007.

Broadwing Acquisition:  On January 3, 2007, Level 3 acquired Broadwing Corporation, a publicly held provider of optical network communications services. Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing. In total, Level 3 paid approximately $753 million of cash, including $9 million of transaction costs, and issued approximately 123 million shares of the Company’s common stock, valued at $688 million. As part of the Broadwing acquisition, approximately 3.8 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable for approximately 5.1 million shares of Level 3 common stock. In the second quarter of 2007, the Company subsequently reduced the total consideration paid by $4 million for insurance proceeds received in June 2007 that related to the settlement of an insurance claim that occurred prior to the acquisition.

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

Level 3 entered into certain transactions with Looking Glass prior to the acquisition of Looking Glass by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue. As a result of the acquisition, Level 3 could no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the Looking Glass transaction by $2 million, which was the amount of the unamortized deferred revenue balance on August 2, 2006.

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

Level 3 entered into certain transactions with TelCove prior to the acquisition of TelCove by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue. As a result of the acquisition, Level 3 could no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the TelCove transaction by $3 million, which was the amount of the unamortized deferred revenue balance on July 24, 2006.

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

Level 3 entered into certain transactions with ICG Communications prior to the acquisition of ICG Communications by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue. As a result of the acquisition, Level 3 could no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the ICG Communications transaction by $1 million, which was the amount of the unamortized deferred revenue balance on May 31, 2006.

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

Level 3 entered into certain transactions with Progress Telecom prior to the acquisition of Progress Telecom by Level 3, whereby Level 3 received cash for communications services to be provided in the future and which was originally recognized as deferred revenue. As a result of the acquisition, Level 3 could no longer amortize this deferred revenue into earnings and, accordingly, reduced the purchase price applied to the net assets acquired in the Progress Telecom transaction by $4 million, which was the amount of the unamortized deferred revenue balance on March 20, 2006.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Level 3 and the acquired businesses, on a pro forma basis, as though the companies acquired in 2006 and 2007 had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the preliminary business combination accounting effect on historical revenue of the acquired companies, adjustments to depreciation on acquired property, amortization charges from acquired intangible assets, restructuring costs and acquisition costs reflected in the historical statements of operations for periods prior to Level 3’s acquisition.

	Unaudited Pro Forma Three Months Ended September 30,		Unaudited Pro Forma Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in millions, except per share data)

Revenue	$1,061	$1,135	$3,170	$3,511

Loss from Continuing Operations	$(174)	$(186)	$(1,023)	$(626)
Income from Discontinued Operations	—	25	—	46
Net Loss	$(174)	$(161)	$(1,023)	$(580)
Per share:
Loss from continuing operations	$(0.11)	$(0.14)	$(0.68)	$(0.51)
Income from discontinued operations	—	0.02	—	0.04
Net loss	$(0.11)	$(0.12)	$(0.68)	$(0.47)

Pro Forma Weighted Shares Outstanding (in thousands)	1,534,029	1,300,234	1,512,898	1,226,486

The fair value of the assets acquired and the liabilities assumed in the Servecast and Broadwing transactions are based upon preliminary valuations as of their respective acquisition dates after reflecting other contractual purchase price adjustments and are subject to change due to further analysis of the assets acquired and liabilities assumed as well as integration plans.

During the third quarter of 2007, the preliminary valuation for the Servecast acquisition was completed. As a result, the Company recorded intangible assets for customer relationships totaling $9 million and technology totaling $8 million. Based on the purchase price allocation, goodwill totaling $30 million was recorded for the Servecast transaction.

During the second and third quarters of 2007, the Company also recorded purchase price allocation adjustments for the Broadwing acquisition that resulted in a net increase of $1 million to goodwill, resulting in total goodwill of $940 million for the Broadwing acquisition as of September 30, 2007. The purchase price allocation adjustments included increases in goodwill of $4 million to record liabilities incurred by Broadwing prior to the acquisition and $1 million for additional transaction costs; and decreases to goodwill for the receipt after the acquisition of $4 million in insurance proceeds related to the settlement of an insurance claim that was made prior to the acquisition.

The fair value of assets acquired and liabilities assumed in the Progress Telecom, ICG Communications, TelCove, Looking Glass and CDN Business transactions are based upon final valuations after reflecting other contractual purchase price adjustments.

During the second quarter of 2007, the Company received a revised valuation for the CDN Business that indicated a significantly higher value for the identifiable intangible assets, primarily patents and customer-related intangible assets. The identifiable intangible assets for the CDN Business increased from $23 million in the preliminary valuation to $133 million in the revised valuation as a result of additional analysis of the estimated cash flows expected to be generated from the patents and customers acquired in the CDN Business acquisition. The increase in the value of the identifiable intangible assets for the CDN Business eliminated the $110 million of goodwill originally recorded on the transaction. During the third quarter of 2007, the Company received the final valuation report for the CDN Business acquisition. The final valuation report did not result in any changes to the valuation of the CDN Business.

During the third quarter of 2007, the Company recorded net purchase price allocation adjustments for the Looking Glass acquisition totaling $2 million related to the impairment of unutilized leased facilities assumed in the acquisition.  During the third quarter of 2007, the Company completed its analysis of facilities leases acquired in the Looking Glass acquisition and determined that certain facilities under lease have not been used by the Company since the date of acquisition and would not be used by the Company in the future, while also concluding a settlement agreement on one of the previously-impaired lease holdings.  The net result of recording these lease impairment adjustments was to increase other non-current liabilities and certain long-lived assets acquired by $2 million since the fair value of the identifiable net assets acquired exceeds the consideration paid to the former owners in the Looking Glass acquisition.

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

The adjusted fair values of the assets acquired and the liabilities assumed for the companies Level 3 acquired in 2006 and 2007 are as follows.

	Servecast	CDN Business	Broadwing	Looking Glass	TelCove	ICG Communications	Progress Telecom
		(dollars in millions)
Assets:
Cash and cash equivalents	$1	$—	$257	$3	$3	$6	$—
Marketable securities	—	—	46	—	—	—	—
Accounts receivable	1	—	82	8	23	7	3
Other current assets	—	—	19	2	5	2	2
Property, plant and equipment, net	1	2	240	185	796	93	77
Goodwill	30	—	940	—	179	73	30
Identifiable intangible assets	17	133	254	9	273	18	36
Other assets	—	—	31	1	—	5	—
Total Assets	$50	$135	$1,869	$208	$1,279	$204	$148

Liabilities:
Accounts payable	$1	$1	$38	$5	$21	$6	$1
Accrued payroll	—	1	15	1	6	2	1
Other current liabilities	3	—	120	9	20	10	7
Current portion of capital leases	—	—	2	—	3	—	1
Long-term debt	—	—	203	—	—	—	—
Capital leases	—	—	22	—	9	3	8
Deferred revenue—Acquired Company	—	—	13	1	—	4	—
Deferred revenue—Level 3	—	—	—	(2)	(3)	(1)	(4)
Other liabilities	—	—	15	30	7	2	—
Total Liabilities	4	2	428	44	63	26	14
Purchase Price	$46	$133	$1,441	$164	$1,216	$178	$134

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

The following is the summarized results of operations of the Software Spectrum business for the periods through September 7, 2006:

	July 1, 2006	January 1, 2006
	through	through
	September 7, 2006	September 7, 2006
	(dollars in millions)
Revenue	$260	$1,400
Costs and Expenses:
Cost of revenue	237	1,269
Depreciation and amortization	2	8
Selling, general and administrative	31	112
Total costs and expenses	270	1,389
Income (Loss) from Operations	(10)	11

Other Income, Net	2	5
Income (Loss) from Operations Before Income Taxes	(8)	16

Income Tax Expense	—	(3)
Income (Loss) from Discontinued Operations	$(8)	$13

(4) Restructuring and Impairment Charges

Restructuring Charges

During the period from December 23, 2005 through September 30, 2007, the Company initiated cumulative workforce reductions expected to affect approximately 2,200 employees in its North American communications business related to the integration of businesses acquired since December 2005. Of the 2,200 employees, approximately 23% were expected to be legacy Level 3 employees and approximately 77% were expected to be employees of acquired businesses.

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

The accounting treatment for the severance costs associated with the workforce reductions is dependent on whether those individuals affected are former employees of the acquired companies or legacy Level 3 employees. For the period from January 1, 2006 through September 30, 2007, the Company had notified or terminated a total of 1,716 employees (463 employees of legacy Level 3 and 1,253 employees of acquired businesses) pursuant to integration activities.

The estimated severance costs earned by employees of the acquired companies as of the acquisition date are included as a liability in the balance sheet as of the acquisition date. The Company expects cumulative severance and related costs to total approximately $63 million for former WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass and Broadwing employees. During the nine months ended September 30, 2007, Level 3 paid $25 million of severance and related costs for these employees resulting in cumulative payments from January 1, 2006 to September 30, 2007 of $44 million for severance and related charges.

The workforce reduction attributable to the WilTel integration activity was substantially complete by the end of 2006. The workforce reductions attributable to the Progress Telecom, ICG Communications, TelCove and Looking Glass integration activities were substantially completed in the third quarter of 2007. The workforce reductions attributable to the Broadwing integration activities are expected to be substantially completed in the first quarter of 2008.

An analysis of the liability for the severance and related activity associated with the integration of the acquired companies follows:

	Severance and Related Costs for Acquired Company Employees
	Number of Employees	Amount
		(in millions)
Balance December 31, 2004	—	$—
2005 Accruals	765	26
Balance December 31, 2005	765	26
2006 Accruals	445	12
2006 Change in Estimate	(277)	(8)
2006 Payments	(547)	(19)
Balance December 31, 2006	386	11
2007 Accruals	750	33
2007 Payments	(706)	(25)
Balance September 30, 2007	430	$19

Severance costs attributable to legacy Level 3 employees are recorded as a restructuring charge in the statement of operations once the employees are notified that their position will be eliminated and the severance arrangements are communicated to the employee. For the three and nine months ended September 30, 2007, the Company recorded approximately $1 million and $6 million, respectively, in restructuring charges for affected legacy Level 3 employees. As of September 30, 2007, the Company had remaining obligations of less than $1 million for those legacy Level 3 employees terminated or notified.

A summary of the restructuring charges and related activity for legacy Level 3 employees follows:

	Severance and Related Costs for Legacy Level 3 Employees
	Number of Employees	Amount	Facilities Related Amount
		(in millions)	(in millions)
Balance December 31, 2004	—	$—	$16
2005 Charges	472	15	(1)
2005 Payments	(472)	(15)	(3)
Balance December 31, 2005	—	—	12
2006 Charges	248	5	—
2006 Payments	(242)	(5)	(2)
Balance December 31, 2006	6	—	10
2007 Charges	215	6	—
2007 Payments	(198)	(6)	(1)
Balance September 30, 2007	23	$—	$9

Impairment Charges

The Company recognized non-cash impairment charges of zero and $1 million in the three and nine months ended September 30, 2007, respectively. These non-cash impairment charges resulted from the decision to terminate certain information technology projects in the communications business which had been previously capitalized. These projects have identifiable costs which Level 3 can separately evaluate for impairment. The costs incurred for these projects, including capitalized labor, were impaired as the carrying value of these projects were not expected to provide any future benefit to the Company.

Non-cash impairment charges were $1 million and $8 million for the three and nine months ended September 30, 2006, respectively. In the third quarter of 2006, Level 3 recognized $1 million of non-cash impairment charges related to the termination of certain information technology projects in the communications business. In the second quarter of 2006, Level 3 recognized $4 million of non-cash impairment charges primarily related to excess land of the communications business held for sale in Germany. This charge resulted from the difference between the recorded carrying value and the estimated market value of the land. In addition, the Company recognized $3 million of non-cash impairment charges in the first quarter of 2006 that resulted from the decision to terminate projects for certain voice services and certain information technology projects in the communications business.

(5) Loss Per Share

The Company had a loss from continuing operations for the three and nine months ended September 30, 2007 and 2006. Therefore, the effect of the approximately 315 million and 481 million shares issuable pursuant to the convertible debt securities outstanding at September 30, 2007 and 2006, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of approximately 54 million and 53 million stock options, outperform stock options, restricted stock units and warrants outstanding at September 30, 2007 and 2006, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

The following details the loss per common share calculations for Level 3 for the three and nine months ended September 30, 2007 and 2006 (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Loss from Continuing Operations	$(174)	$(163)	$(1,023)	$(553)
Income from Discontinued Operations	—	25	—	46
Net Loss	$(174)	$(138)	$(1,023)	$(507)
Total Number of Weighted Average Common Shares Outstanding used to Compute Basic and Diluted Earnings (Loss) Per Share (in thousands)	1,534,029	1,128,153	1,511,173	944,863

Earnings (Loss) Per Share of Level 3 Common Stock (Basic and Diluted):
Loss from Continuing Operations	$(0.11)	$(0.14)	$(0.68)	$(0.59)
Income from Discontinued Operations	—	0.02	—	0.05
Net Loss	$(0.11)	$(0.12)	$(0.68)	$(0.54)

(6) Marketable Securities

In 2005, the Company invested $10 million in Infinera Corporation (“Infinera”) and accounted for this investment using the cost method and included the investment in long-term other assets. On June 7, 2007, Infinera completed its initial public offering (“IPO”) and its common stock began trading publicly on the NASDAQ Global Market.

As a result of the Infinera IPO on June 7, 2007, the Company has classified the Infinera investment on its balance sheet as a current marketable security that is available for sale, subject to compliance with applicable U.S. federal securities laws. The fair value of the Infinera investment as of September 30, 2007 is approximately $55 million. For the three and nine months ended September 30, 2007, an unrealized loss of $13 million and an unrealized gain of $45 million, respectively, were recorded on the investment in Infinera and are included in Other Comprehensive Income.

As discussed in Note 17, on November 5, 2007 the Company sold a portion of its Infinera investment as part of a secondary equity offering completed by Infinera. In connection with the sale of shares in Infinera’s secondary offering, Level 3 entered into a “lock-up” agreement with the underwriters in the transaction which provides for a restriction on the  Company’s ability to sell the remaining investment until January 28, 2008.

(7) Receivables

Receivables at September 30, 2007 and December 31, 2006 were as follows:

	Communications	Coal	Total
	(dollars in millions)
September 30, 2007

Accounts Receivable—Trade	$449	$7	$456
Allowance for Doubtful Accounts	(18)	—	(18)
Total	$431	$7	$438

December 31, 2006

Accounts Receivable—Trade	$337	$6	$343
Allowance for Doubtful Accounts	(17)	—	(17)
Total	$320	$6	$326

The Company recognized bad debt expense in selling, general and administrative expenses of $3 million and $9 million in the three and nine months ended September 30, 2007, respectively, and less than $1 million and $1 million for the three and nine months ended September 30, 2006, respectively. The Company reduced accounts receivable and the allowance for doubtful accounts by $8 million in the nine months ended September 30, 2007 for previously reserved amounts the Company wrote off as uncollectible.

(8) Property, Plant and Equipment, net

Costs associated directly with expansions and improvements to the communications network and customer installations, including employee related costs, have been capitalized. The Company generally capitalizes costs associated with network construction, provisioning of services and software development.

Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $25 million and $79 million for the three and nine months ended September 30, 2007, respectively.

Capitalized labor and related costs associated with employees and contract labor working on capital projects were approximately $21 million and $47 million for the three and nine months ended September 30, 2006, respectively.

The Company continues to develop business support systems required for its business and integration efforts. The external direct costs of software, materials and services, and payroll and payroll related expenses for employees directly associated with the project incurred when developing the business support systems are capitalized and included in the capitalized costs above. Upon completion of a project, the total cost of the business support system is amortized over an estimated useful life of three years.

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

During the third quarter of 2006, Level 3 determined that the period the Company expects to use its existing electronic equipment is longer than the remaining useful life as originally estimated. As a result, the Company extended the depreciable life of its existing transmission equipment from 5 years to 7 years and existing IP equipment from 3 years to 4 years. This change in estimate, effected as of July 1, 2006, was accounted for prospectively and reduced depreciation expense by $13 million for both the three and nine months ended September 30, 2006. In addition, this change in estimate reduced net loss from continuing operations and net loss by $13 million or approximately $0.01 per share for both the three and nine months ended September 30, 2006.

During the second quarter of 2006, Level 3 determined that the period the Company expects to use its existing fiber is longer than the remaining useful life as originally estimated. As a result, the Company extended the depreciable life of its existing fiber from 7 years to 12 years. This change in estimate, effected as of April 1, 2006, was accounted for prospectively and reduced depreciation expense by $18 million and $36 million in the three and nine months ended September 30, 2006, respectively. In addition, this change in estimate reduced net loss from continuing operations and net loss by $18 million and $36 million, or approximately $0.02 and $.04 per share, for the three and nine months ended September 30, 2006.

Depreciation expense was $217 million and $627 million for the three and nine months ended September 30, 2007, respectively. Depreciation expense was $162 million and $478 million for the three and nine months ended September 30, 2006, respectively.

(9) Goodwill

Goodwill at September 30, 2007 and December 31, 2006 was as follows (dollars in millions):

	September 30, 2007	December 31, 2006

XCOM	$30	$30
McLeod	40	40
Progress Telecom	30	32
ICG Communications	73	127
TelCove	179	179
Broadwing	940	—
Servecast	30	—
	$1,322	$408

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

The final valuations for the Progress Telecom, ICG Communications and TelCove acquisitions indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $30 million, $73 million and $179 million, respectively. The final valuation for ICG Communications was received in the second quarter of 2007. As a result of the revisions to the fixed asset and customer-related intangible asset valuations described in Note 2, the goodwill recorded in connection with the ICG Communications acquisition was reduced from $127 million based on the preliminary valuation to $73 million based on the final valuation.

The preliminary valuation for the Broadwing acquisition indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $940 million as of September 30, 2007. As described in Note 2, the Company made purchase price allocation adjustments for the Broadwing acquisition in the second and third quarters of 2007 that resulted in a net increase of $1 million to the goodwill recorded for Broadwing.

As also described Note 2, the Company received a revised valuation report for the CDN Business that resulted in increased valuations for patents and customer-related intangible assets and resulted in the elimination of the $110 million of goodwill preliminarily recorded for the CDN Business acquisition in the first quarter of 2007. During the third quarter of 2007, the Company received the final valuation report for the CDN Business acquisition. The final valuation report did not result in any changes to the valuation of the CDN Business.

The preliminary valuation for the Servecast acquisition indicated that the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed and resulted in goodwill of $30 million as of September 30, 2007.

The final valuation of the assets acquired and liabilities assumed in the Looking Glass transaction indicated that the fair value of the identifiable net assets acquired exceeded the consideration paid to the former owners by $22 million, which reduced the fair value of long-lived assets acquired in the transaction on a pro-rata basis. During the third quarter of 2007, the Company recorded net purchase price allocation adjustments for the Looking Glass acquisition totaling $2 million related to unutilized leased facilities assumed in the acquisition. The facilities underlying these leases have not been used by the Company since the date of acquisition and are not planned to be used by the Company in the future. The $2 million adjustment to the purchase price of Looking Glass was recorded as an increase in the value of the long-lived assets.

(10) Other Intangibles, net

Other Intangibles, net at September 30, 2007 and December 31, 2006 were as follows (dollars in millions):

	September 30, 2007	December 31, 2006

360networks	$2	$3
Sprint	—	5
Telverse	5	10
Genuity	2	6
WilTel	123	135
Progress Telecom	29	33
ICG Communications	14	47
TelCove	242	264
Looking Glass	7	8
Broadwing	231	—
CDN Business	122	—
Servecast	17	—
	$794	$511

On July 11, 2007, Level 3 completed the acquisition of Servecast. In the third quarter of 2007, the preliminary valuation of the assets acquired in the Servecast transaction indicated a value of $9 million for customer relationships and $8 million for technology with lives of 11 and 12 years, respectively.

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

On January 3, 2007, Level 3 completed the acquisition of Broadwing. A preliminary valuation of the assets acquired in the Broadwing transaction indicated a value of $254 million for wholesale and enterprise customer-related intangible assets. Level 3 had initially assigned an estimated useful life of ten years to the customer-related intangible assets. During June 2007, the Company completed a review of the estimated useful lives of the customer-related intangible assets for the Broadwing acquisition that resulted in a reduction of the estimated useful lives from ten years to a range of six to eight years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively and increased amortization expense by approximately $3 million and $4 million for the three and nine months ended September 30, 2007.

On August 2, 2006, Level 3 completed the acquisition of Looking Glass. The final valuation of the assets acquired in the Looking Glass transaction as of the acquisition date indicated wholesale customer-related intangibles of approximately $9 million with an estimated useful life of eight years. During June 2007, the Company completed a review of the estimated useful life of the customer-related intangible asset for the Looking Glass acquisition that resulted in a reduction of the estimated useful life from eight years to six years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively and increased amortization expense by less than $1 million for both the three and nine months ended September 30, 2007.

On July 24, 2006, Level 3 completed the acquisition of TelCove. The final valuation of the assets acquired in the TelCove transaction as of the acquisition date indicated wholesale and enterprise customer-related intangible assets of approximately $253 million, with lives ranging from nine to thirteen years and other intangible assets of approximately $20 million with an indefinite life. During June 2007, the Company completed a review of the estimated useful lives of the customer-related intangible assets for the TelCove acquisition that resulted in a reduction of the estimated useful lives from a range of nine to thirteen years to a range of six to eight years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively and increased amortization expense by approximately $4 million and $5 million for the three and nine months ended September 30, 2007.

On May 31, 2006, Level 3 completed the acquisition of ICG Communications. A preliminary valuation of the assets acquired in the ICG Communications transaction indicated a value of $49 million for wholesale customer-related intangible assets with an estimated useful life of 15 years. As described in Note 2, during the second quarter of 2007 the Company received the final valuation for both the identifiable tangible and intangible assets acquired in the ICG Communications acquisition that included revised valuations for those assets. As a result of the changes to the valuation of the fixed assets, the valuation of the identifiable intangible assets decreased from $49 million in the preliminary valuation to $18 million in the final valuation. During June 2007, the Company completed a review of the estimated useful life of the customer-related intangible asset for the ICG Communications acquisition that resulted in a reduction in the estimated useful life from fifteen years to six years. This change in estimate, effected as of June 1, 2007, was accounted for prospectively and increased amortization expense by less than $1 million for both the three and nine months ended September 30, 2007 after taking into consideration the reduced valuation of the ICG Communications customer-related intangible assets.

On March 20, 2006, Level 3 completed the acquisition of Progress Telecom. A final valuation of the assets acquired in the Progress Telecom acquisition resulted in a value of $36 million for customer-related intangible assets with an estimated useful life of eight years.

As described above, in June 2007 the Company completed a review of the estimated useful lives used for amortization of the customer-related intangible assets for the ICG Communications, Looking Glass, TelCove and Broadwing acquisitions. As a result of the review, the Company revised the useful lives used for amortization of customer-related intangible assets as described above. This change in estimate, effected as of June 1, 2007, was accounted for prospectively in accordance with SFAS No. 154, and increased amortization expense in the aggregate by approximately $7 million and $9 million for the three and nine months ended September 30, 2007.

Intangible asset amortization expense was $32 million and $90 million for the three and nine months ended September 30, 2007, respectively. Intangible asset amortization expense was $20 million and $55 million for the three and nine months ended September 30, 2006, respectively. The amortization expense related to intangible assets currently recorded on the Company’s books for each of the five succeeding years is estimated to be the following for the years ended December 31: fourth quarter of 2007—$33 million; 2008—$123 million; 2009—$119 million; 2010—$118 million; 2011—$117 million and thereafter—$232 million.

(11) Long-Term Debt

At September 30, 2007 and December 31, 2006, long-term debt was as follows:

(dollars in millions)	September 30, 2007	December 31, 2006
Senior Secured Term Loan due 2014 (7.610%)	$1,400	$—
Senior Secured Term Loan due 2011	—	730
Senior Notes due 2008 (11.0%)	20	78
Senior Euro Notes due 2008 (10.75%)	5	65
Senior Discount Notes due 2010	—	488
Senior Euro Notes due 2010	—	137
Senior Notes due 2010	—	96
Senior Notes due 2010 (11.5%)	13	692
Fair value adjustment on Senior Notes due 2010	(1)	(60)
Senior Notes due 2011 (10.75%)	3	3
Floating Rate Senior Notes due 2011 (11.884%)	6	150
Issue discount on Senior Notes due 2011	—	(4)
Senior Notes due 2013 (12.25%)	550	550
Issue discount on Senior Notes due 2013	(2)	(2)
Senior Notes due 2014 (9.25%)	1,250	1,250
Issue premium on Senior Notes due 2014	10	11
Floating Rate Senior Notes due 2015 (9.15%)	300	—
Senior Notes due 2017 (8.75%)	700	—
Convertible Senior Notes due 2010 (2.875%)	374	374
Convertible Senior Notes due 2011 (5.25%)	345	345
Convertible Senior Notes due 2011 (10.0%)	275	880
Convertible Senior Notes due 2012 (3.5%)	335	335
Convertible Senior Discount Notes due 2013 (9.0%)	294	275
Convertible Subordinated Notes due 2009 (6.0%)	362	362
Convertible Subordinated Notes due 2010 (6.0%)	514	514
Commercial Mortgage due 2015 (6.86%)	70	70
Capital leases	41	23
	6,864	7,362
Less current portion	(31)	(5)
	$6,833	$7,357

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

Interest Rate Swap

Level 3 has floating rate long-term debt. These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. On March 13, 2007, Level 3 Financing entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The transactions were effective beginning April 13, 2007 and mature on January 13, 2014. Under the terms of the interest rate swap transactions, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt. Level 3 evaluates the effectiveness of the hedge on a quarterly basis. The Company does not enter into derivative instruments for any purpose other than cash flow hedging.

The fair value of the interest rate swap agreements was negative $2 million as of September 30, 2007. For the three and nine months ended September 30, 2007, unrealized losses of $30 million and $2 million, respectively, were recorded on the interest rate swap agreements and are included in Other Comprehensive Income. The change in the fair value of the interest rate swap agreements is reflected in Other Comprehensive Income due to the fact that the interest rate swap agreements are designated as an effective cash flow hedge of $1 billion notional amount of the Company’s floating rate debt. The interest rate swap agreements have resulted in interest savings of $1 million and $2 million in the three and nine months ended September 30, 2007.

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

Interest on the Senior Secured Term Loan due 2014 accrues at the three month LIBOR plus 2.25% per annum and is payable in cash quarterly on April 13, July 13, October 13 and January 13 of each year, in arrears, beginning July 13, 2007. The interest rate was 7.61% at September 30, 2007. See discussion of the interest rate swap agreement earlier in this footnote.

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

8.75% Senior Notes Due 2017 and Floating Rate Senior Notes Due 2015

On February 14, 2007, Level 3 Financing received $982 million of net proceeds after transaction costs, from a private offering of $700 million aggregate principal amount of its 8.75% Senior Notes due 2017 (the “8.75% Senior Notes”) and $300 million aggregate principal amount of its Floating Rate Senior Notes due 2015 (the “2015 Floating Rate Senior Notes”). The 8.75% Senior Notes and the 2015 Floating Rate Senior Notes are senior unsecured obligations of Level 3 Financing, ranking equal in right of payment with all other senior unsecured obligations of Level 3 Financing. Level 3 Communications, Inc. and Level 3 Communications, LLC have guaranteed the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes. Interest on the 8.75% Senior Notes accrues at 8.75% interest per year and is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 8.75% Senior Notes will be due on February 15, 2017. Interest on the 2015 Floating Rate Senior Notes accrues at LIBOR plus 3.75% per annum, reset semi-annually. The interest rate was 9.15% at September 30, 2007. Interest on the 2015 Floating Rate Senior notes is payable semi-annually in cash on February 15th and August 15th beginning August 15, 2007. The principal amount of the 2015 Floating Rate Senior Notes will be due on February 15, 2015.

On February 14, 2006, Level 3, Level 3 Financing and the initial purchasers of the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes entered into a registration rights agreement relating to the 8.75% Senior Notes and the 2015 Floating Rate Senior Notes pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission. Under the terms of the registration rights agreement, Level 3 Financing would have been required to pay “Special Interest” in the event of a registration default. The Company’s exchange offer registration statement for these notes was declared effective by the Securities and Exchange Commission on July 6, 2007 and the exchange offer relating to these notes was subsequently completed. As a result, Level 3 has met all requirements of the registration rights agreement.

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

9.25% Senior Notes Due 2014

On October 30, 2006 and December 28, 2006, Level 3, Level 3 Financing and the initial purchasers of the 9.25% Senior Notes Due 2014 entered into a registration rights agreement relating to the 9.25% Senior Notes Due 2014 pursuant to which Level 3 and Level 3 Financing agreed to file an exchange offer registration statement with the Securities and Exchange Commission. The Company’s exchange offer registration statement for these notes was declared effective by the Securities and Exchange Commission on May 17, 2007 and the exchange offer relating to these notes was subsequently completed. As a result, Level 3 has met all requirements of the registration rights agreement.

Debt Maturities

The Company’s contractual obligations at September 30, 2007 related to debt, including capital leases and excluding issue discounts and fair value adjustments, will require estimated cash payments during each of the five succeeding years of the following for the years ended December 31: fourth quarter of 2007—$2 million; 2008—$31 million; 2009—$366 million; 2010—$971 million; 2011—$631 million and thereafter—$4,856 million.

(12) Employee Benefit Plans

The Company recognized in loss from continuing operations a total of $24 million and $72 million of non-cash compensation for the three and nine months ended September 30, 2007, respectively. The Company recognized in loss from continuing operations a total of $18 million and $52 million of non-cash compensation for the three and nine months ended September 30, 2006, respectively. In addition, included in discontinued operations for the three and nine months ended September 30, 2006, is non-cash compensation expense of less than $1 million and $2 million, respectively.

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

The following table summarizes non-cash compensation expense and capitalized non-cash compensation for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30
(dollars in millions)	2007	2006	2007	2006

OSO	$7	$10	$25	$27
Restricted Stock	10	4	25	14
401(k) Match Expense	7	5	23	14
401(k) Discretionary Grant Plan	—	—	—	1
	24	19	73	56
Capitalized Non-cash Compensation	—	(1)	(1)	(2)
	24	18	72	54
Discontinued Operations	—	—	—	(2)
	$24	$18	$72	$52

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

	Nine Months Ended September 30
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

As a result of the long-term compensation review that was being completed, OSO units were not awarded to participants during the first quarter of 2007. During the second and third quarters of 2007, the Company awarded 3.6 million OSO units to participants. As of September 30, 2007, the Company had not reflected $28 million of unamortized compensation expense in its financial statements for previously granted OSO units. The weighted average period over which this cost will be recognized is 2.37 years.

Transactions involving OSO units in the nine months ended September 30, 2007 are summarized in the table below. The Option Price per Unit identified in the table below represents the initial strike price, as determined on the day prior to the OSO grant date for those grants.

	Units	Option Price Per Unit	Weighted Average Initial Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
				(in millions)
Balance January 1, 2007	15,285,495	$2.03 - $6.66	$3.93	$82.7	2.54 years
OSO’s granted	3,607,759	$5.23 - $6.10	$5.78
OSO’s cancelled	(504,562)	$2.03 - $6.66	$5.02
OSO’s expired	(1,398,466)	$2.03 - $6.66	$5.40
OSO’s exercised	(1,858,286)	$2.03 - $5.39	$2.89
Balance September 30, 2007	15,131,940	$2.03 - $6.10	$4.33	25.9	2.18 years
OSO’s exercisable (“vested”):
September 30, 2007	9,538,622	$2.03 - $5.70	$3.69	$25.0	1.88 years

In the table above, the weighted average initial strike price represents the values used to calculate the theoretical value of OSO units on the grant date and the intrinsic value represents the value of OSO units that have outperformed the S&P 500® Index as of September 30, 2007.

The total realized value of OSO units exercised for the three and nine months ended September 30, 2007 was approximately $4 million and $19 million, respectively. The number of shares of Level 3 stock issued upon exercise of an OSO unit varies based upon the relative performance of Level 3’s stock price and the S&P 500® Index between the initial grant date and exercise date of the OSO unit.

At September 30, 2007, based on the Level 3 common stock price and post-multiplier values, the Company was obligated to issue 5.3 million shares for vested and exercisable OSOs as the percentage increase in the Level 3 stock price exceeded the percentage increase in the S&P 500® Index for certain grants.

Restricted Stock and Units

Employees will continue to receive restricted stock units under the revised compensation program. During the first nine months of 2007, approximately 9.3 million restricted stock shares or restricted stock units were awarded to certain employees and non-employee members of the Board of Directors. The restricted stock units and shares were granted to the recipients at no cost. Restrictions on transfer lapse over one to four year periods. The fair value of restricted stock units and shares awarded in the first nine months of 2007 of $57 million was calculated using the value of Level 3 common stock on the grant date and is being amortized over the restriction lapse periods of the awards. As of September 30, 2007, the total compensation cost related to nonvested restricted stock or restricted stock units not yet recognized was $50 million, and the weighted average period over which this cost will be recognized is 2.99 years.

For the nine months ended September 30, 2007, the changes in restricted stock and restricted stock units are shown in the following table:

	Number	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	19,450,727	$2.76
Stock and units granted	9,321,528	6.07
Lapse of restrictions	(6,868,555)	2.67
Stock and units forfeited	(1,723,203)	4.00
Nonvested at September 30, 2007	20,180,497	$4.21

The Weighted Average Grant Date Fair Value of restricted stock and restricted stock units granted during the nine months ended September 30, 2007 and 2006 was $6.07 and $4.26 per share, respectively. The total fair value of restricted stock and restricted stock units for which restrictions lapsed during the nine months ended September 30, 2007 and 2006 were $18 million and $14 million, respectively.

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

The Company’s matching contributions are made with Level 3 common stock based on the closing stock price on each pay date. The Company’s matching contributions are made through units in the Level 3 Stock Fund, which represent shares of Level 3 common stock. The Level 3 Stock Fund is the mechanism that is used for Level 3 to make employer matching and other contributions to employees through the Level 3 401(k) plan. Employees are not able to purchase units in the Level 3 Stock Fund. Employees are able to diversify the Company’s matching contribution as soon as it is made, even if they are not fully vested. The Company’s matching contributions will vest ratably over the first three years of service or over such shorter period until the employee has completed three years of service at such time the employee is then 100% vested in all Company matching contributions. The Company made 401(k) Plan matching contributions of $7 million and $23 million for the three and nine months ended September 30, 2007, respectively, and $5 million and $14 million for the three and nine months ended September 30, 2006, respectively. The Company’s matching contributions were recorded as selling, general and administrative expenses.

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

Non-qualified Stock Options and Warrants

The Company has not granted non-qualified stock options (“NQSOs”) since 2000. As of September 30, 2007, all NQSOs previously granted were fully vested and the compensation expense had been fully recognized in the consolidated statements of operations. At September 30, 2007, there were approximately 2.5 million NQSOs outstanding with exercise prices ranging from $1.76 to $8.00. The weighted average exercise price of the NQSOs outstanding was $6.10 at September 30, 2007.

In connection with the acquisition of Broadwing, approximately 4 million previously issued Broadwing warrants were convertible into approximately 5 million shares of Level 3 common stock at a weighted average exercise price of $5.76 per share of Level 3 common stock. During the first quarter of 2007, approximately 3 million of the Broadwing warrants were exercised to purchase approximately 4 million shares of Level 3 common stock and resulted in proceeds to the Company totaling approximately $23 million. As of September 30, 2007, approximately 700,000 Broadwing warrants remain outstanding and are convertible into approximately 1 million shares of Level 3 common stock at a weighted average exercise price of $5.38 per share.

(13) Income Taxes

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not affect the Company’s liability for unrecognized tax benefits as no new uncertain tax positions were recognized. The Company’s liability for unrecognized tax benefits totaled $15 million and $18 million at September 30, 2007 and January 1, 2007, respectively. During the first nine months of 2007, the Company increased the liability for unrecognized tax benefits by $3 million to reflect liabilities for unrecognized tax benefits related to acquired companies and decreased the liability by $6 million for the recognition of tax benefits and related accrued interest and penalties related to matters favorably settled during the period.

The Company or at least one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 1999 through 2001. The audit is currently in the appeals process and a resolution is possible within the next 9 months. The Company does not expect that any settlement or payment that may result from the audit will have a material effect on the Company’s results of operations or cash flows.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of operations. The Company recognized reductions in accrued interest and penalties of $1 million during both the three and nine months ended September 30, 2007, respectively, as a result of matters favorably settled during the period. The Company recognized reductions in accrued interest and penalties of $2 million and $1 million during the three and nine months ended September 30, 2006, respectively, as a result of matters favorably settled during the period. The Company’s liability for unrecognized tax benefits includes approximately $8 million of accrued interest and penalties at September 30, 2007 and January 1, 2007.

Included in the balance at September 30, 2007 and January 1, 2007,respectively, is $3 million and $1 million of tax positions related to recently acquired companies, the disallowance of which would affect the valuation of the assets and or liabilities acquired and therefore would not affect the annual effective income tax rate. The Company does not expect the liability for unrecognized tax benefits will change significantly during the next twelve months ended September 30, 2008, however, actual changes in the liability for unrecognized tax benefits could be different than currently expected.

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

The data presented in the following tables includes information for the three and nine months ended September 30, 2007 and 2006 for all statement of operations and cash flow information presented, and as of September 30, 2007 and December 31, 2006 for all balance sheet information presented. Information related to the acquired businesses is included from their respective acquisition dates. Revenue and the related expenses are attributed to countries based on where services are provided.

Industry and geographic segment financial information follows. Certain prior year information has been reclassified to conform to the 2007 presentation.

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Three Months Ended September 30, 2007
Revenue:
North America	$976	$18	$—	$994
Europe	67	—	—	67
	$1,043	$18	$—	$1,061
Adjusted EBITDA:
North America	$196	$2	$(2)
Europe	19	—	—
	$215	$2	$(2)
Capital Expenditures:
North America	$136	$2	$—	$138
Europe	17	—	—	17
	$153	$2	$—	$155
Depreciation and Amortization:
North America	$228	$2	$—	$230
Europe	19	—	—	19
	$247	$2	$—	$249

Nine Months Ended September 30, 2007
Revenue:
North America	$2,933	$54	$—	$2,987
Europe	182	—	—	182
	$3,115	$54	$—	$3,169
Adjusted EBITDA:
North America	$529	$4	$(3)
Europe	48	—	—
	$577	$4	$(3)
Capital Expenditures:
North America	$436	$2	$—	$438
Europe	42	—	—	42
	$478	$2	$—	$480
Depreciation and Amortization:
North America	$658	$5	$—	$663
Europe	54	—	—	54
	$712	$5	$—	$717

	Communications	Coal Mining	Other	Total
	(dollars in millions)
Three Months Ended September 30, 2006
Revenue:
North America	$809	$17	$—	$826
Europe	49	—	—	49
	$858	$17	$—	$875
Adjusted EBITDA:
North America	$168	$3	$(1)
Europe	6	—	—
	$174	$3	$(1)
Capital Expenditures:
North America	$109	$—	$—	$109
Europe	11	—	—	11
	$120	$—	$—	$120
Depreciation and Amortization:
North America	$164	$1	$—	$165
Europe	17	—	—	17
	$181	$1	$—	$182

Nine Months Ended September 30, 2006
Revenue:
North America	$2,345	$51	$—	$2,396
Europe	136	—	—	136
	$2,481	$51	$—	$2,532
Adjusted EBITDA:
North America	$461	$6	$(4)
Europe	30	—	—
	$491	$6	$(4)
Capital Expenditures:
North America	$221	$1	$—	$222
Europe	29	—	—	29
	$250	$1	$—	$251
Depreciation and Amortization:
North America	$474	$3	$—	$477
Europe	56	—	—	56
	$530	$3	$—	$533

	Communications	Coal Mining	Other	Total
	(dollars in millions)

Identifiable Assets
September 30, 2007
North America	$9,271	$115	$12	$9,398
Europe	916	—	—	916
	$10,187	$115	$12	$10,314
December 31, 2006
North America	$9,043	$127	$18	$9,188
Europe	806	—	—	806
	$9,849	$127	$18	$9,994

Long-Lived Assets (excluding Goodwill)
September 30, 2007
North America	$6,842	$75	$—	$6,917
Europe	807	—	—	807
	$7,649	$75	$—	$7,724
December 31, 2006
North America	$6,362	$88	$—	$6,450
Europe	747	—	—	747
	$7,109	$88	$—	$7,197
Goodwill
September 30, 2007
North America	$1,292	$—	$—	$1,292
Europe	30	—	—	30
	$1,322	$—	$—	$1,322
December 31, 2006
North America	$408	$—	$—	$408
Europe	—	—	—	—
	$408	$—	$—	$408

Communications revenue is grouped into three main categories: 1) Core Communications Services (including transport and infrastructure services, wholesale IP and data services, voice services and Level 3 Vyvx services) 2) Other Communications Services (including managed modem and its related reciprocal compensation and legacy managed IP services), and 3) SBC Contract Services.

	Services
	Core	Other	SBC Contact Services	Total
	(dollars in millions)

Communications Revenue
Three Months Ended September 30, 2007
North America	$842	$63	$71	$976
Europe	67	—	—	67
	$909	$63	$71	$1,043

Nine Months Ended September 30, 2007
North America	$2,487	$216	$230	$2,933
Europe	180	2	—	182
	$2,667	$218	$230	$3,115

Three Months Ended September 30, 2006
North America	$496	$106	$207	$809
Europe	48	1	—	49
	$544	$107	$207	$858
Nine Months Ended September 30, 2006
North America	$1,221	$347	$777	$2,345
Europe	133	3	—	136
	$1,354	$350	$777	$2,481

In the third quarter of 2006, Level 3 announced the formation of four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

•                  The Wholesale Markets Group services the communications needs of large national and global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers. Revenue from the Wholesale Markets Group represented 56% and 57% of Core Communications revenue for the three and nine months ended September 30, 2007, respectively.

•                  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include small, medium, and large businesses, local and regional carriers, state and local government entities, and higher education institutions. Revenue from the Business Markets Group represented 26% of Core Communications revenue for both the three and nine months ended September 30, 2007.

•                  The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, television networks and sports leagues. Revenue from the Content Markets Group represented 11% and 10% of Core Communications revenue in the three and nine months ended September 30, 2007, respectively.

•                  The European Markets Group serves large European consumers of bandwidth, including the largest European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors. Revenue from the European Markets Group represented 7% of Core Communications revenue in both the three and nine months ended September 30, 2007.

The Company believes that the alignment around customer markets should allow it to drive growth while enabling it to better focus on the needs of the customers. Each group is supported by the dedicated sales, marketing and product development resources required to increase revenue in these key markets. Beginning in the fourth quarter of 2007, each of the customer facing groups will be supported by centrally managed service delivery, service management and customer facing operations groups.

The majority of North American revenue consists of services delivered within the United States. The majority of European revenue consists of services delivered within the United Kingdom, but also includes France and Germany. Transoceanic revenue is allocated to Europe.

The following information provides a reconciliation of Net Income (Loss) to Adjusted EBITDA by operating segment, as defined by the Company, for the three and nine months ended September 30, 2007 and 2006:

Three Months Ended September 30, 2007

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(178)	$—	$4
Income Tax Provision (Benefit)	2	—	(6)
Total Other (Income) Expense	120	—	—
Non-Cash Impairment Charge	—	—	—
Depreciation and Amortization Expense	247	2	—
Non-Cash Compensation Expense	24	—	—
Adjusted EBITDA	$215	$2	$(2)

Nine Months Ended September 30, 2007

	Communications	Coal Mining	Other
	(dollars in millions)
Net Income (Loss)	$(1,024)	$(2)	$3
Income Tax Provision (Benefit)	3	1	(6)
Total Other (Income) Expense	813	—	—
Non-Cash Impairment Charge	1	—	—
Depreciation and Amortization Expense	712	5	—
Non-Cash Compensation Expense	72	—	—
Adjusted EBITDA	$577	$4	$(3)

Three Months Ended September 30, 2006

	Communications	Coal Mining	Other	Discontinued Information Services
	(dollars in millions)
Net Income (Loss)	$(167)	$2	$2	$25
Income from Discontinued Operations	—	—	—	(25)
Income Tax Provision (Benefit)	1	—	(3)	—
Total Other (Income) Expense	140	—	—	—
Non-Cash Impairment Charge	1	—	—	—
Depreciation and Amortization Expense	181	1	—	—
Non-Cash Compensation Expense	18	—	—	—
Adjusted EBITDA	$174	$3	$(1)	$—

Nine Months Ended September 30, 2006

	Communications	Coal Mining	Other	Discontinued Information Services
	(dollars in millions)
Net Income (Loss)	$(557)	$3	$1	$46
Income from Discontinued Operations	—	—	—	(46)
Income Tax Provision (Benefit)	—	—	(2)	—
Total Other (Income) Expense	458	—	(3)	—
Non-Cash Impairment Charge	8	—	—	—
Depreciation and Amortization Expense	530	3	—	—
Non-Cash Compensation Expense	52	—	—	—
Adjusted EBITDA	$491	$6	$(4)	$—

(15) Commitments, Contingencies and Other Items

Right of Way Litigation

In April 2002, Level 3 Communications, Inc., and two of its subsidiaries were named as defendants in Bauer, et. al. v. Level 3 Communications, LLC, et al., a purported class action covering 22 states, filed in state court in Madison County, Illinois. In July 2001, Level 3 was named as a defendant in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the U.S. District Court for the District of Idaho. In November of 2005, the court granted class certification only for the state of Idaho. In September 2002, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in Smith et. al. v. Sprint Communications Company, L.P., et al., a purported nationwide class action filed in the United States District Court for the Northern District of Illinois. In April 2005, the Smith plaintiffs filed a Fourth Amended Complaint which did not include Level 3 or Williams Communications, Inc. as a party, thus ending both companies’ involvement in the Smith case. On February 17, 2005, Level 3 Communications, LLC and Williams Communications, LLC were named as defendants in McDaniel, et. al., v. Qwest Communications Corporation, et al., a purported class action covering 10 states filed in the United States District Court for the Northern District of Illinois. These actions involve the companies’ right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiffs’ land. In general, the companies obtained the rights to construct their networks from railroads, utilities, and others, and have installed their networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the companies’ fiber optic cable networks pass, and that the railroads, utilities, and others who granted the companies the right to construct and maintain their networks did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. The companies have also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. To date, other than as noted above, all adjudicated attempts to have class action status granted on complaints filed against the companies or any of their subsidiaries involving claims and demands related to rights-of-way issues have been denied.

It is still too early for the Company to reach a conclusion as to the ultimate outcome of these actions. However, management believes that the Company and its subsidiaries have substantial defenses to the claims asserted in all of these actions (and any similar claims which may be named in the future), and intends to defend them vigorously if a satisfactory form of settlement is not approved.

Broadwing Class Action

Between May 7, 2001 and June 15, 2001, nine putative class action lawsuits were filed in the United States District Court for the Southern District of New York against several hundred underwriters and issuers, including Corvis Corporation (now known as Broadwing Corporation, which was acquired by the Company on January 3, 2007). In the complaints, the plaintiffs allege that, when Corvis had its initial public offering in July 2000, the relevant registration statement and prospectus contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Corvis common stock in the initial public offering, and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Corvis common stock in the aftermarket following the initial public offering. The plaintiffs asked the court to award rescission damages, attorneys’ fees, and interest, all in an unspecified amount.

The company believes that it has meritorious defenses to the plantiffs’ allegations and will vigorously assert those defenses. Broadwing’s insurer has undertaken a significant role in the defense of the litigation and has been paying the costs of the defense of the litigation since June 2003. While discovery is on-going, the insurance company defending Broadwing, together with other insurers representing other defendants, have engaged in settlement discussions with the plaintiffs. The Company anticipates that the costs of litigation will continue to be paid by Broadwing’s insurer, as will the payment of any settlement or judgment (if the matter is ever tried).

In rulings issued by the Second Circuit Court of Appeals in December 2006 and April 2007, the plaintiffs’ putative classes were de-certified. Based upon the undertakings by Broadwing’s insurer, as well as the recent positive developments in the case, the Company continues to believe that the resolution of this matter will not have a material effect on the Company’s financial condition or future results of operations.

Other Litigation

The Company and its subsidiaries are parties to many other legal proceedings. Management believes that any resulting liabilities for these legal proceedings, beyond amounts reserved, will not materially affect the Company’s financial condition or future results of operations, but could affect future cash flows.

Letters of Credit

It is customary in Level 3’s industries to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of Level 3 in accordance with specified terms and conditions. As of September 30, 2007, Level 3 had outstanding letters of credit of approximately $36 million, which are collateralized by cash and which are reflected on the consolidated balance sheet as restricted cash.

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

Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2007 and 2006 follow. Level 3 Communications, LLC leases equipment and certain facilities from other wholly owned subsidiaries of Level 3 Communications, Inc. These transactions are eliminated in the consolidated results of the Company.

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$357	$—	$746	$(42)	$1,061
Costs and Expenses:
Cost of Revenue	—	—	136	—	357	(39)	454
Depreciation and Amortization	—	—	86	—	163	—	249
Selling, General and Administrative	—	—	331	—	87	(3)	415
Restructuring and Impairment Charges	—	—	1	—	—	—	1
Total Costs and Expenses	—	—	554	—	607	(42)	1,119
Operating Income (Loss)	—	—	(197)	—	139	—	(58)

Other Income (Loss), net:
Interest Income	—	1	10	—	1	—	12
Interest Expense	(39)	(96)	—	—	(3)	—	(138)
Interest Income (Expense) Affiliates, net	189	251	(456)	—	16	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(323)	(479)	121	—	—	681	—
Other Income (Expense)	(1)	—	2	—	5	—	6
Other Income (Loss)	(174)	(323)	(323)	—	19	681	(120)

Income (Loss) from Continuing Operations Before Income Taxes	(174)	(323)	(520)	—	158	681	(178)

Income Tax Benefit	—	—	—	—	4	—	4
Income (Loss) from Continuing Operations	(174)	(323)	(520)	—	162	681	(174)

Income (Loss) from Discontinued Operations	—	—	—	—	—	—	—
Net Income (Loss)	$(174)	$(323)	$(520)	$—	$162	$681	$(174)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$1,057	$27	$2,229	$(144)	$3,169
Costs and Expenses:
Cost of Revenue	—	—	405	—	1,079	(110)	1,374
Depreciation and Amortization	—	—	256	—	461	—	717
Selling, General and Administrative	2	—	996	27	292	(34)	1,283
Restructuring and Impairment Charges	—	—	6	—	1	—	7
Total Costs and Expenses	2	—	1,663	27	1,833	(144)	3,381
Operating Income (Loss)	(2)	—	(606)	—	396	—	(212)

Other Income (Loss), net:
Interest Income	1	1	37	—	6	—	45
Interest Expense	(162)	(270)	—	(1)	(8)	—	(441)
Interest Income (Expense) Affiliates, net	589	725	(1,361)	—	47	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(1,049)	(1,477)	344	—	—	2,182	—
Other Income (Expense)	(400)	(28)	6	—	5	—	(417)
Other Income (Loss)	(1,021)	(1,049)	(974)	(1)	50	2,182	(813)

Income (Loss) from Continuing Operations Before Income Taxes	(1,023)	(1,049)	(1,580)	(1)	446	2,182	(1,025)

Income Tax Benefit	—	—	—	—	2	—	2
Income (Loss) from Continuing Operations	(1,023)	(1,049)	(1,580)	(1)	448	2,182	(1,023)

Income (Loss) from Discontinued Operations	—	—	—	—	—	—	—
Net Income (Loss)	$(1,023)	$(1,049)	$(1,580)	$(1)	$448	$2,182	$(1,023)

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$320	$597	$(42)	$875
Costs and Expenses:
Cost of Revenue	—	—	120	302	(40)	382
Depreciation and Amortization	—	—	76	106	—	182
Selling, General and Administrative	2	—	203	131	(2)	334
Restructuring and Impairment Charges	—	—	2	—	—	2
Total Costs and Expenses	2	—	401	539	(42)	900
Operating Income (Loss)	(2)	—	(81)	58	—	(25)
Other Income (Loss), net:
Interest Income	4	1	12	2	—	19
Interest Expense	(107)	(51)	—	(3)	—	(161)
Interest Income (Expense) Affiliates, net	219	167	(399)	13	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(251)	(368)	40	—	579	—
Other Income (Expense)	(1)	—	1	2	—	2
Other Income (Loss)	(136)	(251)	(346)	14	579	(140)
Income (Loss) from Continuing Operations Before Income Taxes	(138)	(251)	(427)	72	579	(165)
Income Tax Expense	—	—	—	2	—	2
Income (Loss) from Continuing Operations	(138)	(251)	(427)	74	579	(163)
Income from Discontinued Operations	—	—	—	25	—	25
Net Income (Loss)	$(138)	$(251)	$(427)	$99	$579	$(138)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Revenue	$—	$—	$963	$1,720	$(151)	$2,532
Costs and Expenses:
Cost of Revenue	—	—	391	946	(144)	1,193
Depreciation and Amortization	—	—	268	265	—	533
Selling, General and Administrative	4	—	587	309	(7)	893
Restructuring and Impairment Charges	—	—	9	4	—	13
Total Costs and Expenses	4	—	1,255	1,524	(151)	2,632
Operating Income (Loss)	(4)	—	(292)	196	—	(100)
Other Income (Loss), net:
Interest Income	13	1	25	5	—	44
Interest Expense	(329)	(146)	—	(6)	—	(481)
Interest Income (Expense) Affiliates, net	646	491	(1,166)	29	—	—
Equity in Net Earnings (Losses) of Subsidiaries	(860)	(1,152)	141	—	1,871	—
Other Income (Expense)	27	(54)	3	6	—	(18)
Other Income (Loss)	(503)	(860)	(997)	34	1,871	(455)
Income (Loss) from Continuing Operations Before Income Taxes	(507)	(860)	(1,289)	230	1,871	(555)
Income Tax (Expense) Benefit	—	—	—	2	—	2
Income (Loss) from Continuing Operations	(507)	(860)	(1,289)	232	1,871	(553)
Income from Discontinued Operations	—	—	—	46	—	46
Net Income (Loss)	$(507)	$(860)	$(1,289)	$278	$1,871	$(507)

Condensed Consolidating Balance Sheets as of September 30, 2007 and December 31, 2006 follow:

Condensed Consolidating Balance Sheets

September 30, 2007

(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$26	$538	$—	$78	$—	$642
Marketable securities	53	—	—	—	2	—	55
Restricted cash and securities	—	—	18	—	9	—	27
Accounts receivable, net	—	—	114	—	324	—	438
Due from (to) affiliates	10,360	8,385	(20,366)	20	1,601	—	—
Other	8	8	41	—	49	—	106
Total Current Assets	10,421	8,419	(19,655)	20	2,063	—	1,268
Property, Plant and Equipment, net	—	—	3,256	—	3,453	—	6,709
Restricted Cash and Securities	18	—	—	—	76	—	94
Goodwill and Other Intangibles, net	—	—	156	—	1,960	—	2,116
Investment in Subsidiaries	(6,683)	(10,860)	4,390	—	—	13,153	—
Other Assets, net	18	61	17	—	31	—	127

Total Assets	$3,774	$(2,380)	$(11,836)	$20	$7,583	$13,153	$10,314

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$—	$162	$—	$233	$—	$395
Current portion of long-term debt	25	—	—	1	5	—	31
Accrued payroll and employee benefits	—	—	71	—	6	—	77
Accrued interest	25	85	—	—	1	—	111
Deferred revenue	—	—	86	—	64	—	150
Other	—	1	60	—	110	—	171
Total Current Liabilities	50	86	379	1	419	—	935

Long-Term Debt, less current portion	2,510	4,217	—	20	86	—	6,833
Deferred Revenue	—	—	654	—	126	—	780
Other Liabilities	36	—	208	—	344	—	588
Stockholders’ Equity (Deficit)	1,178	(6,683)	(13,077)	(1)	6,608	13,153	1,178

Total Liabilities and Stockholders’ Equity (Deficit)	$3,774	$(2,380)	$(11,836)	$20	$7,583	$13,153	$10,314

Condensed Consolidating Balance Sheets
December 31, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Assets
Current Assets:
Cash and cash equivalents	$15	$12	$1,592	$62	$—	$1,681
Marketable securities	235	—	—	—	—	235
Restricted cash and securities	—	—	31	15	—	46
Accounts receivable, net	—	—	97	229	—	326
Due from (to) affiliates	11,183	6,432	(18,631)	1,016	—	—
Other	17	6	41	37	—	101
Total Current Assets	11,450	6,450	(16,870)	1,359	—	2,389
Property, Plant and Equipment, net	—	—	3,268	3,200	—	6,468
Restricted Cash and Securities	17	—	—	73	—	90
Goodwill and Other Intangibles, net	—	—	44	875	—	919
Investment in Subsidiaries	(6,419)	(10,170)	2,639	—	13,950	—
Other Assets, net	43	41	12	32	—	128
Total Assets	$5,091	$(3,679)	$(10,907)	$5,539	$13,950	$9,994

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$1	$160	$230	$—	$391
Current portion of long-term debt	—	—	—	5	—	5
Accrued payroll and employee benefits	—	—	59	33	—	92
Accrued interest	93	49	—	1	—	143
Deferred revenue	—	—	84	44	—	128
Other	1	2	56	97	—	156
Total Current Liabilities	94	52	359	410	—	915
Long-Term Debt, less current portion	4,581	2,688	—	88	—	7,357
Deferred Revenue	—	—	642	125	—	767
Other Liabilities	42	—	199	340	—	581
Stockholders’ Equity (Deficit)	374	(6,419)	(12,107)	4,576	13,950	374
Total Liabilities and Stockholders’ Equity (Deficit)	$5,091	$(3,679)	$(10,907)	$5,539	$13,950	$9,994

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 follow:

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2007
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Broadwing Financial Services, Inc.	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$(202)	$(221)	$(208)	$(14)	$682	$—	$37

Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	235	—	—	—	53	—	288
Decrease (increase) in restricted cash and securities	—	—	2	—	13	—	15
Capital expenditures	—	—	(203)	—	(277)	—	(480)
Acquisitions, net of cash acquired	—	—	(885)	—	217	—	(668)
Proceeds from sale of property, plant and equipment and other assets	—	—	2	—	2	—	4
Net Cash Provided by (Used in) Investing Activities	235	—	(1,084)	—	8	—	(841)

Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	—	2,349	—	—	—	—	2,349
Payments and repurchases of long-term debt	(1,619)	(887)	—	—	(110)	—	(2,616)
Proceeds from warrants and stock-based compensation plans	26	—	—	—	—	—	26
Increase (decrease) due from affiliates, net	1,545	(1,227)	236	14	(568)	—	—
Net Cash Provided by (Used in) Financing Activities	(48)	235	236	14	(678)	—	(241)

Net Cash Used in Discontinued Operations	—	—	—	—	—	—	—

Effect of Exchange Rates on Cash and Cash Equivalents	—	—	2	—	4	—	6
Net Change in Cash and Cash Equivalents	(15)	14	(1,054)	—	16	—	(1,039)

Cash and Cash Equivalents at Beginning of Period	15	12	1,592	—	62	—	1,681
Cash and Cash Equivalents at End of Period	$—	$26	$538	$—	$78	$—	$642

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2006
(unaudited)

	Level 3 Communications, Inc.	Level 3 Financing, Inc.	Level 3 Communications, LLC	Other Subsidiaries	Eliminations	Total
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	$(293)	$(129)	$36	$495	$—	$109
Cash Flows from Investing Activities:
Proceeds from sale and maturity of marketable securities	—	5	—	—	—	5
Purchases of marketable securities	—	—	(98)	—	—	(98)
Decrease (increase) in restricted cash and securities	1	2	(10)	(14)	—	(21)
Capital expenditures	—	—	(110)	(141)	—	(251)
Acquisition, net of cash acquired	—	—	(758)	12	—	(746)
Proceeds from sale of discontinued operations, net of cash sold	—	—	—	310	—	310
Distributions from discontinued operations, net	—	—	—	18	—	18
Proceeds from sale of property, plant and equipment and other assets	—	—	5	—	—	5
Net Cash Provided by (Used in) Investing Activities	1	7	(971)	185	—	(778)
Cash Flows from Financing Activities:
Long-term debt borrowings, net of issuance costs	326	681	—	—	—	1,007
Payments and repurchases of long-term debt	(512)	(53)	—	(2)	—	(567)
Equity offering	543	—	—	—	—	543
Increase (decrease) due from affiliates, net	(89)	(513)	1,308	(706)	—	—
Net Cash Provided by (Used in) Financing Activities	268	115	1,308	(708)	—	983
Net Cash Used in Discontinued Operations	—	—	—	(43)	—	(43)
Effect of Exchange Rates on Cash and Cash Equivalents	—	—	10	(2)	—	8
Net Change in Cash and Cash Equivalents	(24)	(7)	383	(73)	—	279
Cash and Cash Equivalents at Beginning of Period (includes cash of discontinued operations)	37	8	275	132	—	452
Cash and Cash Equivalents at End of Period	$13	$1	$658	$59	$—	$731

(17) Subsequent Events

Partial Sale of Investment in Infinera

On November 5, 2007, the Company sold approximately 80% of its investment in Infinera as part of a secondary equity offering completed by Infinera. The realized gain on the sale totaling approximately $36 million will be recognized in the fourth quarter of 2007. Following the sale, the Company continues to classify the remaining investment in Infinera as available for sale. In connection with the sale of shares in Infinera’s secondary offering, Level 3 entered into a “lock-up” agreement with the underwriters in the transaction which provides for a restriction on the Company’s ability to sell the remaining investment until January 28, 2008.

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

The Company separates its communication services into three categories:

•                  Core Communications Services

•                  Other Communications Services

•                  SBC Contract Services

Each category of revenue is in a different phase of the service life cycle, requiring different levels of investment and focus and providing different contributions to the Company’s Communications Adjusted EBITDA. Management of Level 3 believes that growth in revenue from its Core Communications Services is critical to the long-term success of its communications business. At the same time, the Company believes it must continue to manage effectively the positive cash flows from its SBC Contract Services and its Other Communications Services including the Company’s mature managed modem business and its related reciprocal compensation. The Core Communications Services group includes transport and infrastructure, IP and data services, voice and Level 3 Vyvx video and advertising distribution services. The Other Communications Services group includes managed modem and related reciprocal compensation and the legacy managed IP service business. The SBC Contract Services product group includes all the revenue related to the SBC Master Services Agreement contract, which was obtained in the December 23, 2005 acquisition of WilTel Communications Group, LLC (“WilTel”).

The Company’s transport and infrastructure services include metropolitan and intercity wavelengths, private line, ethernet private line, dark fiber, colocation services, professional services and transoceanic services. Growth in transport and infrastructure revenue is largely dependent on increased demand for bandwidth services and available capital of companies requiring communications capacity for their own use or in providing capacity as a service provider to their customers. These expenditures may be in the form of up-front payments or monthly payments for primarily private line, wavelength or dark fiber services. An increase in demand may be partially offset by declines in unit pricing.

IP and data services primarily include the Company’s high speed Internet access service, dedicated Internet access (“DIA”) service, ATM and frame relay services, IP and ethernet virtual private network (“VPN”) services, and content delivery network (“CDN”) services, which includes streaming services. Level 3’s Internet access service is a high quality and high-speed Internet access service offered in a variety of capacities. The Company’s services permit businesses of any size to replace multiple networks with a single, cost-effective solution that greatly simplifies the converged transmission of voice, video, and data.

The conversion from narrow band dial-up services to higher speed broadband services continues to increase demand for the Company’s Core Communications Services. Revenue growth in this area is dependent on the continued increase in usage by both enterprises and consumers and the pricing environment. An increase in the reliability and security of information transmitted over the Internet and declines in the cost to transmit data have resulted in increased utilization of e-commerce or web based services by businesses. This market is currently characterized by significant price compression and very high levels of unit growth rates, resulting in growth in absolute revenue. The Company expects that its pricing for high-speed IP services will decline 20% to 30% for the full year 2007.

The Company continues to experience pricing pressure for those transport and infrastructure customers that require simple, low quality, point-to-point services, as certain competitors aggressively pursue this business. However, Level 3 believes that competitors are less willing to discount these services if it requires investment in incremental capacity to meet the customer’s requirements. For those customers that provide high quality content or require a combination of transport, IP and voice solutions on a regional or national platform, Level 3 is seeing moderate price compression and, in some cases, prices are increasing.

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

The Company expects to continue to develop its content distribution services through the acquisition of the Content Delivery Network (“CDN”) services business (“CDN Business”) which it purchased in the first quarter of 2007 from SAVVIS, Inc. for $133 million in cash (including transaction costs) and the acquisition of Dublin, Ireland based Servecast Ltd. which it purchased on July 11, 2007 for approximately $46 million in cash, including $1 million of transaction costs. The Company believes that the addition of the CDN Business with its strong, broad portfolio of patents will help the Company secure its commercial efforts in the CDN market in which a number of competitors have significant, patented intellectual property.

The Company’s Other Communications Services are mature services that are not areas of emphasis for the Company. Other Communications Services currently include managed modem, related reciprocal compensation and legacy managed IP services.

The Company and its customers continue to see consumers migrate from narrow band dial-up services to higher speed broadband services as the narrow band market matures. Additionally, America Online, a primary consumer of the Company’s dial-up services, announced a strategic change in its approach to its dial-up internet access business that has accelerated the loss of its dial-up subscribers. During the first three quarters of 2007, the America Online strategy accelerated the decline in managed modem revenue and is expected to contribute to further declines in managed modem revenue in the last quarter of 2007 and beyond. The Company recognized approximately $41 million and $141 million of managed modem revenue in the three and nine months ended September 30, 2007, respectively, an approximate 39% and 37% decline from the $67 million and $223 million of managed modem revenue recognized in the three and nine months ended September 30, 2006, respectively. The declines in managed modem revenue from America Online in the first three quarters of 2007 have been offset to some extent by an increase in market share as a result of certain competitors exiting segments of this business in the second half of 2006 and first quarter of 2007. Level 3 believes that the low-cost structure of its network will enable it to compete for new business in the declining, but still significant, managed modem market.

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

The SBC Contract Services Agreement was an agreement between SBC Services Inc. and WilTel and was obtained in the WilTel acquisition in December 2005. Recently, SBC Services Inc. became a subsidiary of AT&T Inc., (together “SBC”). WilTel and SBC amended their agreement in June 2005 to run through 2009. The Company recognized approximately $71 million and $230 million of revenue under the SBC Contract Services Agreement during the three and nine months ended September 30, 2007, respectively. The agreement provides a gross margin purchase commitment of $335 million from December 2005 through the end of 2007, and $75 million from January 2008 through the end of 2009 and stipulates that originating and terminating access charges paid to local phone companies get passed through to SBC in accordance with a formula that approximates costs and do not count against the gross margin purchase commitment. SBC fully satisfied the $335 million gross margin purchase commitment during the third quarter of 2007. As a result of satisfying the initial gross margin purchase commitment, SBC’s purchases of services that exceed the original $335 million gross margin purchase commitment now count toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. As of September 30, 2007, SBC had satisfied $15 million of the $75 million gross margin purchase commitment. Level 3 expects that based on SBC’s current level of spending, SBC will satisfy the remaining $60 million of gross margin purchase commitment in the first half of 2008.

Additionally, the SBC Contract Services Agreement provides for the payment of $50 million from SBC if certain performance criteria are met by Level 3. The Company met the required performance criteria and recorded revenue of $25 million in 2006 under the agreement. During the first nine months of 2007, the Company also met the required monthly performance criteria and recorded revenue under the agreement of $3 million and $9 million for the three and nine months ended September 30, 2007, respectively. Level 3 is eligible to earn an additional $16 million during the fourth quarter of 2007 if it continues to meet the required performance criteria. Of the annual amounts, 50% is based on monthly performance criteria and the remaining 50% is based on performance criteria for the full year. The Company expects to earn the remaining performance payment during the fourth quarter of 2007.

As a result of the reductions in SBC Contract Services revenue and the overall increase in revenue from acquisition activity, concentration of revenue among a limited number of customers has decreased compared to previous periods. Level 3’s top ten customers, including the SBC Contract Services revenue, represented 32% and 50% of total communications revenue in the third quarter of 2007 and third quarter of 2006, respectively. Excluding the SBC Contract Services revenue, Level 3’s top ten customers represented 27% and 34% of total communications revenue in the third quarter of 2007 and third quarter of 2006, respectively. The Company expects the concentration of revenue from its top ten customers to continue to decline moderately in the fourth quarter of 2007 and into 2008 as the SBC Contract Services revenue continues to decline. However, if Level 3 would lose one or more major customers, or if one or more major customers significantly decreased its orders for Level 3 services, the Company’s communications business could be materially and adversely affected.

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

The Company is focusing its attention on the following operational objectives:

•                  Completing the integration of acquired businesses

•                  Growing revenue in Core Communications Services

•                  Expanding its enterprise business

•                  Developing its metro network strategy

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

To expand its service offerings in Europe, the Company is investing approximately $20 million for a dark fiber based expansion in nine European markets. Portions of this expansion were completed in 2006 and the first three quarters of 2007. The Company expects to complete the remainder of the expansion in the fourth quarter of 2007. The dark fiber is expected to replace or supplement existing wavelength capacity.

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of WilTel in 2005; Progress Telecom, LLC (“Progress Telecom”); ICG Communications, Inc. (“ICG Communications”);  TelCove, Inc. (“TelCove”) and Looking Glass Networks Holding Co., Inc. (“Looking Glass”) in 2006; and Broadwing Corporation (“Broadwing”); and the CDN Business and Servecast, Ltd. (“Servecast”) in 2007. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

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

During the second quarter and portions of the third quarter of 2007, the Company’s service activation times increased as a result of the following issues:

•                  Continuing to use the multiple order entry and provisioning systems and processes that were operated by the acquired companies to provision end-to-end services.

•                  Insufficient training on the multiple systems for employees performing service activation functions.

•                  Lack of sufficient staffing levels in some service activation areas.

•                  Identifying and fixing service activation throughput issues was challenging as a result of decentralizing service activation functions across the customer facing groups in the third quarter of 2006.

This increase in service activation cycle time had a negative effect on the Company’s service installation intervals and the rate of Core Communications Services revenue growth during the second and third quarters of 2007. During this same period, the Company also experienced challenges in its service management processes that resulted in longer response times to resolve customer’s network service issues. As a result of consolidating key operational functions and organizations as part of the integration effort, the Company’s operating environment has become more complex in the short term.

During the second and third quarters, the Company implemented certain process and organizational changes that were expected to improve service activation times and allow it to achieve its previously forecasted revenue and Adjusted EBITDA growth. However these changes were not adequate to address the breadth of the problems encountered during the quarter. As a result of these service activation and service management issues, the growth in Communications Services Revenue and Adjusted EBITDA is expected to be lower than previously forecasted in the fourth quarter of 2007 and the full year 2008.

The Company has ongoing process and system development work that is being implemented as part of the integration efforts that is expected to address the service activation and service management issues described above as well as provide significant overall improvements to operations. The processes and systems under development remain largely on track with certain components deployed in October 2007 and additional deployments scheduled through the end of 2008. While the operational benefits vary by each project, the Company expects to realize meaningful improvements in its operating environment during the second half of 2008. In addition, the Company is taking steps to improve its existing processes and systems to address the increase in service activation times and improve its service management. With respect to the latter, the Company has seen improvements in its service response times and expects to see further improvements in the future.

Level 3 has embarked on a strategy to expand its current metro presence. The strategy will allow the Company to increasingly terminate traffic over its owned metro facilities rather than paying third parties to terminate the traffic. Level 3’s ability to provide high-speed bandwidth directly to customer facilities is expected to be a competitive advantage. The Company intends to offer a broad range of services in these markets and concentrate its sales efforts on bandwidth intensive businesses. The expansion into new metro markets should also provide additional opportunities to sell services on the

Company’s national and international networks. This new metro strategy includes the acquisitions of Progress Telecom, ICG Communications, TelCove and Looking Glass. As part of its metro strategy, and as a result of the acquisition of TelCove in the third quarter of 2006 and Broadwing in the first quarter of 2007, the Company is also targeting enterprise customers directly through its recently created Business Markets Group described in more detail below. With the acquisition of the CDN Business in the first quarter of 2007 and Servecast in July 2007, Level 3 embarked on a strategy to expand its content delivery services in both the United States and Europe.

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

In the third quarter of 2006, Level 3 announced the formation of four customer-facing groups to better serve the changing needs of customers in growing markets and drive growth across the organization:

•                  The Wholesale Markets Group services the communications needs of large national and global service providers, including carriers, cable companies, wireless companies, and voice service providers. These customers typically integrate Level 3 services into their own products and services to offer to their end user customers. Revenue from the Wholesale Markets Group represented 56% and 57% of Core Communications revenue for the three and nine months ended September 30, 2007, respectively.

•                  The Business Markets Group targets enterprise customers and regional carriers who value a local, professional sales force. Specific customer markets include small, medium, and large businesses, local and regional carriers, state and local government entities, and higher education institutions and consortia. Revenue from the Business Markets Group represented 26% of Core Communications revenue for both the three and nine months ended September 30, 2007.

•                  The Content Markets Group focuses on serving media and content companies with large and growing bandwidth needs. Customers in this market include video distribution companies, providers of gaming, mega-portals, software service providers, social networking providers, as well as more traditional media distribution companies such as broadcasters, television networks and sports leagues. Revenue from the Content Markets Group represented 11% and 10% of Core Communications revenue for the three and nine months ended September 30, 2007, respectively.

•                  The European Markets Group serves large European consumers of bandwidth, including the European and international carriers, large system integrators, voice service providers, cable operators, Internet service providers, content providers, and government and education sectors. Revenue from the European Markets Group represented 7% of Core Communications revenue for both the three and nine months ended September 30, 2007.

The Company believes that the alignment around customer markets should allow it to drive growth while enabling it to better focus on the needs of the customers. Each group is supported by the dedicated sales, marketing and product development resources required to increase revenue in these key markets. Beginning in the fourth quarter of 2007, each of the customer facing groups will be supported by centrally managed service delivery, service management and operations groups.

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

In the first quarter of 2007, for total cash consideration of $106 million and equity consideration of 17 million shares of common stock (valued at $97 million) all of Broadwing’s outstanding $180 million aggregate principal amount of 3.125% Convertible Senior Debentures due 2026 were retired. These debentures were issued by Broadwing prior to Level 3’s acquisition of Broadwing on January 3, 2007. There was no gain or loss recognized due to the fact that, under purchase accounting, the liability for the notes was valued at the total cost to retire the obligation.

The Company will continue to look for opportunities to improve its financial position and focus its resources on growing revenue and managing costs for the communications business over coming quarters.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”), which was effective for Level 3 starting January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. The adoption of FIN No. 48 did not have an effect on the Company’s consolidated results of operations or financial condition for the three and nine months ended and as of September 30, 2007.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”), which was effective for Level 3 starting January 1, 2007. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies”. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company currently records USF contributions on a gross basis in its consolidated statements of operations, but records sales, use, value added and excise taxes billed to its customers on a net basis in its consolidated statements of operations. Communications revenue on the consolidated statements of operations includes USF contributions totaling $15 million and $45 million for the three and nine months ended September 30, 2007, respectively, and $5 million and $14 million for the three and nine months ended September 30, 2006, respectively. The adoption of EITF No. 06-3 did not have a material effect on the Company’s consolidated results of operations or financial condition for the three and nine months ended and as of September 30, 2007 as the policy followed was consistent before and after adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition upon adoption on January 1, 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has assessed whether fair value accounting is appropriate for any of its eligible items and has concluded that it will not elect to use fair value accounting for any of these items. As a result, the adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition when it becomes effective for the Company on January 1, 2008.

Results of Operations for the Three and Nine months Ended September 30, 2007 and 2006:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollars in millions)	2007	2006	%	2007	2006	%

Revenue:
Communications	$1,043	$858	22%	$3,115	$2,481	26%
Coal mining	18	17	6%	54	51	6%
Total revenue	1,061	875	21%	3,169	2,532	25%

Costs and Expenses:
Cost of revenue: (exclusive of depreciation and amortization shown separately below)
Communications	438	368	19%	1,325	1,149	15%
Coal mining	16	14	14%	49	44	11%
Cost of revenue	454	382	19%	1,374	1,193	15%

Depreciation and amortization	249	182	37%	717	533	35%
Selling, general and administrative	415	334	24%	1,283	893	44%
Restructuring and non-cash impairment charges	1	2	(50)%	7	13	(46)%
Total costs and expenses	1,119	900	24%	3,381	2,632	28%

Operating Loss	(58)	(25)	132%	(212)	(100)	112%

Other Income (Expense):
Interest income	12	19	(37)%	45	44	2%
Interest expense	(138)	(161)	(14)%	(441)	(481)	(8)%
Loss on extinguishment of debt, net	—	(1)	(100)%	(427)	(29)	1,372%
Other, net	6	3	100%	10	11	(9)%
Total other income (expense)	(120)	(140)	(14)%	(813)	(455)	79%

Loss from Continuing Operations Before Income Taxes	(178)	(165)	8%	(1,025)	(555)	85%
Income Tax Benefit	4	2	100%	2	2	—
Loss from Continuing Operations	(174)	(163)	7%	(1,023)	(553)	85%
Income from Discontinued Operations	—	25	(100)%	—	46	(100)%
Net Loss	$(174)	$(138)	26%	$(1,023)	$(507)	102%

Communications revenue is separated into three categories:

•                  Core Communications Services (including transport and infrastructure services, IP and data services, voice services and Level 3 Vyvx services)

•                  Other Communications Services (including managed modem and its related reciprocal compensation and legacy managed IP services)

•                  SBC Contract Services

Revenue attributable to these service categories is provided in the following table:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
(dollars in millions)	2007	2006	%	2007	2006	%

Core Communications Services :
Transport and Infrastructure	$438	$284	54%	$1,264	$699	81%
IP and Data	144	78	85%	431	209	106%
Voice	291	153	90%	872	358	144%
Level 3 Vyvx	36	29	24%	100	88	14%
	909	544	67%	2,667	1,354	97%

Other Communications Services:
Managed Modem	41	67	(39)%	141	223	(37)%
Reciprocal Compensation	17	27	(37)%	59	81	(27)%
Managed IP	5	13	(62)%	18	46	(61)%
	63	107	(41)%	218	350	(38)%

SBC Contract Services	71	207	(66)%	230	777	(70)%

Total Communications Revenue	$1,043	$858	22%	$3,115	$2,481	26%

Communications Revenue for the Three Months Ended September 30, 2007 and 2006:

The 67% increase in Core Communications Services revenue in the third quarter of 2007 compared to the third quarter of 2006 is due to growth in the Company’s revenue from existing services as well as revenue from the TelCove, Looking Glass, Broadwing, CDN Business and Servecast acquisitions. The Company purchased Progress Telecom in March 2006, ICG Communications in May 2006, TelCove in July 2006 and Looking Glass in August 2006. The Company purchased Broadwing and the CDN Business in January 2007 and Servecast in July 2007. During 2006 and the first half of 2007, the Company integrated the operations of WilTel, Progress Telecom, ICG Communications, TelCove, Looking Glass, Broadwing and the CDN business into the Level 3 business. As a result, separate revenue information for these acquired companies is no longer reported other than for the SBC Contract Services revenue acquired from WilTel. The Company recognized $1 million of revenue from Servecast during the third quarter of 2007.

As described earlier, the growth in Core Communications Services revenue was lower than expected during the second and third quarters of 2007 as a result of an increase in service activation times and challenges in service management processes. Service activation times increased during the second quarter and portions of the third quarter as a result of the following issues:

•                  Continuing to use the multiple order entry and provisioning systems and processes that were operated by the acquired companies to provision end-to-end services.

•                  Insufficient training on the multiple systems for employees performing service activation functions.

•                  Lack of sufficient staffing levels in some service activation areas.

•                    Identifying and fixing service activation throughput issues was challenging as a result of decentralizing service activation functions across the customer facing groups in the third quarter of 2006.

The Company has ongoing process and system development work that is being implemented as part of the integration efforts that is expected to address the service activation and service management issues described above and provide significant overall improvements to operations. The processes and systems under development remain largely on track with certain components deployed in October 2007 and additional deployments scheduled through the end of 2008. While the operational benefits vary by each project, the Company expects to realize meaningful improvements in its operating environment during the second half of 2008. In addition, the Company is taking steps to improve its existing processes and systems to address the increase in service activation times and improve its service management. With respect to the latter, the Company has seen improvements in its service response times and expects to see further improvements in the future.

Transport and infrastructure revenue increased 54% in the third quarter of 2007 compared to the third quarter of 2006. The increase was primarily due to the acquisitions of TelCove and Looking Glass during the third quarter of 2006 and the acquisition of Broadwing in January 2007, as well as growth from existing services. In addition, increased demand in the cable and carrier market segments for complex nationwide solutions and colocation capacity in large markets contributed to the revenue growth in the third quarter of 2007 compared to the same period last year.

IP and data revenue increased 85% in the third quarter of 2007 compared to the third quarter of 2006. The increase was primarily due to customers obtained in the acquisitions of TelCove and Looking Glass during the third quarter of 2006 and the acquisition of Broadwing in January 2007. IP and data revenue also increased due to traffic growth in North America from new and existing customers that exceeded the rate of price compression experienced in the third quarter of 2007. During the second quarter of 2007, the Company also implemented new, reduced pricing under the terms of a contract renewal for its largest IP and data customer which reduced the level of IP and data revenue growth in the second and third quarters of 2007. Continued revenue growth in the Company’s VPN service also contributed to the increase in IP and data revenue during the third quarter of 2007.

Level 3’s voice revenue increased 90% in the third quarter of 2007 compared to the third quarter of 2006. The increase is primarily attributable to the operations acquired in the TelCove and Broadwing acquisitions, particularly domestic and international voice termination services, and growth in Level 3’s existing wholesale and VoIP-related services including voice termination, local inbound, enhanced local and toll free services. The growth in voice revenue during the third quarter of 2007 was lower than expected due to longer than expected customer activation times, lower than expected wholesale voice revenue and lower enterprise voice revenue due to seasonal factors.

Level 3 Vyvx revenue increased 24% in the third quarter of 2007 compared to the third quarter of 2006. The increase was a result of an increase in advertising distribution revenue and continued demand for high-definition broadcast services in sports, news and entertainment.

Core Communications Services revenue for the third quarter of 2007 and 2006 includes $4 million and less than $1 million in termination revenue, respectively. The Company expects to recognize termination revenue in the future if customers desire to renegotiate contracts or are required to terminate service. The Company is not able to estimate the specific value of these types of transactions until they occur, but does not currently expect to recognize significant termination revenue for the foreseeable future.

Managed modem revenue declined 39% to $41 million in the third quarter of 2007 compared to the same period in 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers, especially in large metropolitan areas. This change has resulted in a decline in the demand for managed modem ports  In addition to the port cancellation provisions, the contracts with America Online contain market-pricing provisions that have the effect of lowering revenue as Level 3 is obligated to provide America Online a reduced per port rate if Level 3 offers another customer better pricing for a lower volume of comparable services. The declines in managed modem revenue from America Online have been partially offset by increases in market share as a result of certain competitors exiting segments of the managed modem business in the first half of 2007. The Company expects managed modem revenue to continue to decline in the future primarily due to an increase in the number of subscribers migrating to broadband services and potential pricing concessions as contracts are renewed.

Reciprocal compensation revenue from managed modem services declined 37% to $17 million in the third quarter of 2007 compared to the third quarter of 2006 as a result of the continuing decline in demand for managed modem services. The Company has historically earned the majority of its reciprocal compensation revenue from managed modem services. Level 3 has interconnection agreements in place for the majority of traffic subject to reciprocal compensation. The majority of the Company’s interconnection agreements provide rate structures through 2007. Level 3 continues to negotiate new interconnection agreements or amendments to its existing interconnection agreements with its local carriers. As a result of the Company’s acquisitions of WilTel, TelCove and Broadwing, the Company has started to generate a portion of its reciprocal compensation revenue from voice services. For the full year ending December 31, 2007, up to 25% of the Company’s total reciprocal compensation revenue is expected to be earned from voice services, which are included in Core Communications Services revenue. To the extent that the Company is unable to sign new interconnection agreements or signs new agreements containing lower rates, or there is a significant decline in the Company’s managed modem dial-up business, or FCC or state regulations change such that carriers are not required to compensate other carriers for terminating ISP-bound traffic, reciprocal compensation revenue may decline significantly over time.

Managed IP services revenue declined 62% to $5 million in the third quarter of 2007 compared to the third quarter of 2006. The Company’s legacy managed IP services business consists primarily of a business that was acquired in 2003. To date, the Company has not invested in this service and is not actively looking for new customers. The decline in revenue is attributable to the disconnection of service by existing customers. The Company expects this trend to continue through the remainder of 2007.

SBC Contract Services revenue decreased 66% to $71 million in the third quarter of 2007 compared to the third quarter of 2006 as expected due to the migration of the SBC traffic to the AT&T network. The SBC Contract Services agreement was obtained in December 2005 as part of the WilTel acquisition. Under the terms of the agreement, SBC has gross margin purchase commitments through 2009. SBC fully satisfied the $335 million gross margin purchase commitment for the period from December 2005 through December 2007 during the third quarter of 2007. As a result of satisfying the initial gross margin purchase commitment, SBC’s purchases of services that exceed the original $335 million gross margin purchase commitment now count toward the $75 million gross margin purchase commitment for the period from January 2008 through the end of 2009. As of September 30, 2007, SBC had satisfied $15 million of the $75 million gross margin purchase commitment. Level 3 expects that, based on SBC’s current level of spending, the remaining $60 million of gross margin purchase commitment will be satisfied by SBC in the first half of 2008.

Additionally, the SBC Contract Services agreement provides for the payment of $50 million if certain performance criteria are met by Level 3. Level 3 earned $25 million of this amount in 2006 and is eligible to earn an additional $25 million in 2007. Of the $25 million annual amount, 50% is based on monthly performance and the remaining 50% is based on performance criteria for the full year. The Company met the required monthly performance criteria during the three and nine month periods ending September 30, 2007 and recognized approximately $3 million and $9 million of performance bonus in each period, respectively. The Company expects to earn the remaining $16 million performance payment during the fourth quarter of 2007. The Company expects SBC revenue to continue to decline in the fourth quarter of 2007 and during 2008. However, SBC must still comply with the minimum gross margin commitments under the terms of the contract through 2009.

Communications Revenue for the Nine Months Ended September 30, 2007 and 2006:

The 97% increase in Core Communications Services revenue for the nine months ended September 30, 2007 compared to the same period in 2006 is due to revenue from the Progress, ICG Communications, TelCove, Looking Glass, Broadwing, CDN Business and Servecast acquisitions as well as growth in the Company’s revenue from existing services.

Transport and infrastructure revenue increased 81% for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was primarily due to the acquisitions of Progress, ICG Communications, TelCove, Looking Glass and Broadwing and growth from existing services.

IP and data revenue increased 106% for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was primarily due to customers obtained in the acquisitions of Progress, ICG Communications, TelCove and Looking Glass in 2006 and the acquisition of Broadwing in January 2007. IP and data revenue also increased due to traffic growth in North America from new and existing customers and continued revenue growth in the Company’s VPN service.

Level 3’s voice revenue increased 144% for the nine months ended September 30, 2007 compared to the same period in 2006. The increase is primarily attributable to the voice product revenue from the TelCove, ICG Communications and Broadwing acquisitions and growth in Level 3’s existing wholesale voice and VoIP-related services in both North America and Europe.

Level 3 Vyvx revenue increased 14% for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was a result of an increase in advertising distribution revenue and the continued demand for high-definition broadcast services in sports, news and entertainment.

Core Communications Services revenue for the nine months ended September 30, 2007 and 2006 includes $4 million and $1 million of termination revenue, respectively.

Managed modem revenue declined 37% to $141 million for the nine months ended September 30, 2007 compared to the same period in 2006 as a result of the continued migration from narrow band dial-up services to higher speed broadband services by end user customers. As discussed earlier, America Online continued to reduce the number of ports it purchased from Level 3.

Reciprocal compensation revenue from managed modem services declined 27% to $59 million for the nine months ended September 30, 2007 compared to the same period in 2006 as a result of the continuing decline in demand for managed modem services.

Managed IP services revenue declined 61% to $18 million for the nine months ended September 30, 2007 compared to the same period in 2006. As discussed earlier, to date the Company has not invested in this service and the decline in revenue is attributable to the disconnection of service by existing customers.

SBC Contract Services revenue decreased 70% to $230 million for the nine months ended September 30, 2007 compared to the same period in 2006 as expected due to the migration of the SBC traffic to the AT&T network as described above.

Coal mining revenue increased 6% to $18 million in the third quarter of 2007 compared to the third quarter of 2006.   The increase was primarily due to an approximately 6% increase in the tons of coal sold in the third quarter of 2007 compared to the third quarter of 2006, offset by a less than 1% decrease in the average selling price per ton. For the nine months ended September 30, 2007 coal revenue increased 6% to $54 million compared to the same period in 2006.  The increase was attributable to an increase in the tons of coal sold combined with an increase in the average selling price per ton for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Cost of Revenue for the communications business, as a percentage of revenue, for the third quarter of 2007 and the third quarter of 2006 was 42% and 43%, respectively. The decrease in third quarter 2007 cost of revenue, as a percentage of revenue, is primarily attributable to the continued decrease in SBC Contract Services revenue from the third quarter of 2006 to the third quarter of 2007. The margins for SBC Contract Services revenue are lower than the margins earned on other components included in Core and Other Communications Services revenue. Also contributing to the decrease in third quarter 2007 cost of revenue, as a percentage of revenue, are cost of revenue synergy savings that have been achieved as a result of acquisition integration efforts. The Company believes that cost of revenue synergy savings of $80 million on an annualized basis have been achieved through the end of the third quarter of 2007. Partially offsetting the decreases in cost of revenue during the third quarter of 2007 were increased network expenses associated with the pre-provisioning of network facilities in anticipation of higher revenue growth than was realized during the third quarter of 2007.

Communications cost of revenue, as a percentage of revenue, for the nine months ended September 30, 2007 and 2006 was 43% and 46%, respectively. The decrease is primarily due to the reduction in SBC Contract Services revenue and the impact of cost of revenue synergies achieved in the first nine months of 2007 as described above.

Coal mining cost of revenue, as a percentage of revenue, increased to 89% for the third quarter of 2007 compared to 82% in the third quarter of 2006 and increased to 91% for the nine months ended September 30, 2007 compared to 86% for the nine months ended September 30, 2006.  The increase in cost of revenue, as a percentage of revenue, for each period was due to planned equipment maintenance at one mine that was started in June 2007.  Additionally, one mine experienced higher costs related to overburden removal.

Depreciation and Amortization expense increased 37% to $249 million for the third quarter of 2007 compared to the third quarter of 2006. The increase is primarily attributable to the increased depreciation and amortization expense recognized on communications tangible and intangible assets that were acquired through acquisitions completed in 2006 and 2007, as well as depreciation expense on the approximately $35 million increase in capital expenditures for the third quarter of 2007 compared to the third quarter of 2006.

Depreciation and amortization expense for the nine months ended September 30, 2007 increased 35% to $717 million compared to the same period in 2006. The increase is primarily attributable to the transactions and factors described above for the third quarter. In addition, during the second quarter of 2007, the Company reviewed and adjusted the estimated useful lives used for amortization of customer-related intangible assets for the ICG Communications, TelCove, Looking Glass and Broadwing acquisitions effective June 1, 2007. This resulted in increased amortization expense of $9 million during the nine months ended September 30, 2007. In addition, due to changes in the purchase price allocation for the CDN Business in the second quarter of 2007, the Company recorded increased amortization expense related to the intangible assets for the CDN Business acquisition totaling approximately $10 million for the nine months ended September 30, 2007.

The increase in depreciation expense for the nine months ended September 30, 2007 was partially offset by a $44 million decrease in depreciation expense compared to the nine months ended September 30, 2006 attributable to the increase in estimated useful lives for network fiber and IP and transmission equipment implemented in the second and third quarters of 2006.

The Company expects depreciation and amortization expense to be relatively flat in the fourth quarter of 2007 compared to the third quarter of 2007 due to the offsetting effects of increased depreciation expense on incremental capital expenditures, increased amortization expense on intangible assets as described above and reduced depreciation and amortization expense associated with shorter-lived tangible and intangible communications assets that were placed in service in prior years that are expected to become fully depreciated or amortized in the fourth quarter of 2007.

Selling, General and Administrative expenses increased 24% to $415 million in the third quarter of 2007 compared to the third quarter of 2006. This increase is primarily attributable to the inclusion of expenses associated with the operations acquired in the TelCove and Looking Glass transactions in 2006; the Broadwing and CDN Business transactions in January 2007; and the Servecast transaction in July 2007. Specifically, increases in compensation, bonus and employee related costs, network related costs and facility-based expenses all contributed to the increase in selling, general and administrative expenses in the third quarter of 2007. Offsetting the increases discussed above were selling, general and administrative expense synergy savings that have been achieved as a result of acquisition integration efforts. As of the end of the third quarter 2007, the Company believes that it has achieved annualized run rate synergies in selling, general and administrative expenses totaling approximately $105 million. Also offsetting the increase in selling, general and administrative expenses in the third quarter of 2007 was a reduction in  incentive-based compensation expense of $15 million.

Included in selling, general and administrative expenses for the third quarter of 2007 and 2006 were $24 million and $18 million, respectively, of non-cash compensation expenses related to grants of outperform stock options and other stock-based compensation awards. The higher non-cash compensation expense recognized in the third quarter of 2007 is due to an increase in the value of the outperform stock options and restricted stock units associated with the increasing price of the Level 3 common stock over the course of 2006 and the first half of 2007 and the increased number of restricted stock units and outperform stock options granted to employees in prior quarters.

Selling, general and administrative expenses increased 44% to $1,283 million for the nine months ended September 30, 2007 compared to the same period in 2006. This increase is primarily attributable to the factors described above. Selling, general and administrative expenses for the first quarter of 2006 included a $7 million property tax benefit related to the Company’s facilities in the United Kingdom.

Included in operating expenses for the first nine months of 2007 and 2006 were $72 million and $52 million, respectively, of non-cash compensation expense related to grants of outperform stock options and restricted stock units. The increase in non-cash compensation expense for the period is primarily due to the factors described above. Included in the nine months of 2006 non-cash compensation expense of $52 million was $6 million related to the revaluation of the October 2005 and January 2006 grants using May 15, 2006 as the revised grant date, in accordance with SFAS No. 123R. As stated in the Company’s proxy materials for its 2006 Annual Meeting of Stockholders, over the course of the years since April 1, 1998, the compensation committee of the Company’s Board of Directors had administered the 1995 Stock Plan under the belief that the action of the Company’s Board of Directors to amend and restate that plan effective April 1, 1998 had the effect of extending the original term of the Plan to April 1, 2008.  After a further review of the terms of the plan, however, the compensation committee determined that an ambiguity could exist as to the date of the expiration of the plan. To remove any ambiguity, the Board of Directors sought the approval of the Company’s stockholders to amend the plan to extend the term of the plan by five years to September 25, 2010.  This approval was obtained at the 2006 Annual Meeting of Stockholders held on May 15, 2006.

After taking into account the $6 million impact of the grants revalued using a May 15, 2006 grant date as discussed above, non-cash compensation increased $26 million for the nine months ended September 30, 2007 compared to the same period in 2006.

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

Restructuring and Impairment Charges declined 50% to $1 million in the third quarter of 2007 compared to the third quarter of 2006. The Company recognized severance charges of $1 million in the third quarter of both 2007 and 2006, related to workforce reductions in the communications business in North America. The employees affected by the workforce reductions in the third quarter of 2007 were both legacy Level 3 and legacy WilTel employees impacted by the integration of companies acquired by Level 3 in 2006 and January 2007.

The Company recognized non-cash impairment charges of zero and $1 million in the third quarter of 2007 and 2006, respectively. The non-cash impairment charge of $1 million in the third quarter of 2006 was primarily related to previously capitalized costs of certain information technology development projects in the communications business no longer used by the Company.

Restructuring and impairment charges declined 46% to $7 million for the nine months ended September 30, 2007 compared to the same period in 2006. The Company recognized severance charges of $5 million and $6 million for the first nine months of 2007 and 2006, respectively, related to workforce reductions in the communications business in North America as a result of integration of acquired companies.

The Company recognized non-cash impairment charges of $1 million and $8 million for the nine months ended September 30, 2007 and 2006, respectively. The non-cash impairment charge of $1 million in the first nine months of 2007 was primarily related to previously capitalized costs of certain information technology development projects no longer used by the Company. The non-cash impairment charge of $8 million in the nine months ended September 30, 2006 was primarily related to excess land of the communications business deemed available for sale in Germany and the decision to terminate projects for certain voice services and information technology projects in the communications business. The costs incurred for these projects, including capitalized labor, were impaired as the Company did not expect to utilize the assets in the future.

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

Adjusted EBITDA for the communications business was $215 million and $174 million for the third quarter of 2007 and 2006, respectively. The increase is primarily attributable to the Adjusted EBITDA contribution from the operations acquired in the TelCove, Looking Glass, Broadwing, CDN Business and Servecast transactions, growth in the Company’s Core Communications Services revenue and the benefits of cost of revenue and operating expense synergies realized in the third quarter of 2007 from integration activities, partially offset by declines in other communications services revenue, SBC Contract Services revenue and costs of integration incurred during the third quarter of 2007 as compared to the third quarter of 2006.

Adjusted EBITDA for the communications business was $577 million and $491 million for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily due to the factors described above.

The Company continues to expect Adjusted EBITDA to increase in the fourth quarter of 2007 compared to the same periods in 2006 based on the following:

•                  Inclusion of a full year of results for Progress Telecom, ICG Communications, TelCove and Looking Glass acquisitions.

•                  Inclusion of the results of the January 2007 acquisitions of Broadwing and the CDN Business.

•                  Continued, although moderated, growth in Core Communications Services.

•                   The benefit of integration synergies in cost of revenue and selling, general and administrative expenses realized from the Broadwing acquisition.

Although the Company still expects growth in fourth quarter Adjusted EBITDA, the rate of growth in Adjusted EBITDA in the fourth quarter of 2007 and for 2008 is expected to be lower than previously forecasted due to the service activation issues discussed above.

Interest Income decreased 37% to $12 million in the third quarter of 2007 compared to the third quarter of 2006. The decrease in interest income was due primarily to a decrease in the average invested balance partially offset by an increase in the average return on the portfolio. The Company’s average return on its portfolio increased to 4.9% in the third quarter of 2007 compared to 4.4% in the third quarter of 2006. The average portfolio balance decreased to $822 million in the third quarter of 2007 compared to $1.5 billion in third quarter of 2006.

Interest income increased 2% to $45 million for the nine months ended September 30, 2007 compared to the same period in 2006. The $1 million increase was due primarily to an increase in the average return on the portfolio. The Company’s average return on its portfolio increased to 5.0% in the first nine months of 2007 compared to 4.2% in the first nine months of 2006. The increase in interest income due to the higher average return was partially offset by a decrease in the average portfolio balance from $1.4 billion during the nine months ended September 30, 2006 to $1.1 billion for the same period in 2007.

Pending the utilization of cash and cash equivalents, the Company invests its funds primarily in government and government agency securities and money market funds. The investment strategy generally provides lower yields on the funds than on alternative investments, but reduces the risk to principal in the short term prior to these funds being used in the Company’s business.

Interest Expense decreased 14% to $138 million in the third quarter of 2007 compared to the third quarter of 2006. Interest expense decreased primarily as a result of the refinancing activities that were completed by the Company in the first quarter of 2007. The overall reduction in interest expense is a result of the offsetting interest expense impacts attributable to the following debt issuances, debt for equity exchanges, debt redemptions and debt repurchases transactions:

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

•                  $144 million of Floating Rate Notes due 2011 repurchased in March 2007.

•                  $59 million of 11% Senior Notes due 2008 repurchased in March 2007.

•                  $677 million of 11.5% Senior Notes due 2010 repurchased in March 2007.

•                  $61 million (€46 million) of 10.75% Senior Euro Notes due 2008 repurchased in March 2007.

Interest expense decreased 8% to $441 million for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease in interest expense of $40 million is due primarily to the debt transactions described above.

Level 3 expects quarterly interest expense in the fourth quarter of 2007 and for 2008 to be consistent with the level of interest expense in the third quarter of 2007 based on current outstanding debt balances following the refinancing activities completed in the first quarter of 2007.

Loss on Extinguishment of Debt was zero for the third quarter of 2007 compared to $1 million for the third quarter of 2006.

Loss on extinguishment of debt was $427 million and $29 million for the nine months ended September 30, 2007 and 2006, respectively. The loss on extinguishment of debt for the nine months ended September 30, 2006 was primarily the result of a $27 million gain on a first quarter 2006 debt exchange transaction, offset by a $55 million loss realized on the amendment and restatement of the Company’s senior secured credit agreement due 2011 completed in June 2006. The loss on extinguishment of debt for the nine months ended September 30, 2007 consisted of the following:

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

The Company may enter into additional transactions in the future to repurchase or exchange existing debt that may result in gains or losses on the extinguishment of debt.

Other, net increased 100% to $6 million in the third quarter of 2007 compared to the third quarter of 2006. Other, net decreased 9% to $10 million for the nine months ended September 30, 2007 compared to the same period in 2006. Other, net is primarily comprised of gains and losses on the sale of marketable securities and non-operating assets, realized foreign currency gains and losses and other income.

Income Tax Benefit was $4 million and $2 million for the third quarter of 2007 and 2006, respectively. Income tax benefit was $2 million for both the nine months ended September 30, 2007 and 2006. During the third quarter of 2007, the Company recognized a benefit of $6 million including accrued interest and penalties related to the favorable resolution of a matter during the period, which was offset by the accrual of $2 million for new matters identified during the period. The Company incurs income tax expense attributable to income in various Level 3 subsidiaries, including Coal, that are required to file state or foreign income tax returns on a separate legal entity basis. The Company also recognizes accrued interest and penalties related to contingent tax benefits that  have not been recognized in income tax expense, but have been recognized in the Company’s tax returns.

Income (Loss) from Discontinued Operations in the three and nine months ended September 30, 2006 was related to the discontinued operations of the Company’s Information Services segment. The Company sold Software Spectrum, Inc. to Insight Enterprises, Inc. in September 2006. There were no gains or losses from discontinued operations recognized in the first nine months of 2007. Software Spectrum, Inc.’s results of operations resulted in a loss from discontinued operations of $8 million for the three months ended September 30, 2006 and income from discontinued operations of $13 million for the nine months ended September 30, 2006. In addition, Level 3 recognized a gain on the sale of Software Spectrum, Inc. to Insight Enterprises in the three and nine months ended September 30, 2006 of $33 million.

Financial Condition—September 30, 2007

Cash flows provided by (used in) operating activities of continuing operations, investing activities and financing activities for the nine months ended September 30, 2007 and 2006, respectively are summarized as follows (dollars in millions):

	Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2007	2006	Change

Net Cash Provided by Operating Activities of Continuing Operations	$37	$109	$(72)
Net Cash Used in Investing Activities	(841)	(778)	(63)
Net Cash (Used in) Provided by Financing Activities	(241)	983	(1,224)
Net Cash Used in Discontinued Operations	—	(43)	43
Effect of Exchange Rates on Cash	6	8	(2)
Net Change in Cash and Cash Equivalents	$(1,039)	$279	$(1,318)

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations decreased by $72 million in the nine months ended September 30, 2007 compared to the same period in 2006. The decrease in cash provided by operating activities of continuing operations was primarily due to fluctuations in working capital balances which resulted in an incremental use of cash of $183 million for working capital items compared to the same period in 2006. The increase in cash used for working capital items is primarily due to the changes in accounts receivable, accounts payable and other current liabilities, partially offset by an increase in deferred revenue. The increased use of cash for working capital items was offset by an underlying increase in cash provided by operating activities of continuing operations for the nine months ended September 30, 2007 as compared to the same period in 2006. The Company expects that changes in working capital will be a source of cash in the fourth quarter of 2007.

Investing Activities

Cash used in investing activities increased by $63 million in the nine months ended September 30, 2007 compared to the same period in 2006. The increase in cash used in investing activities was primarily due to the fact that the nine months ended September 30, 2006 included cash totaling $328 million related to the sale of the Software Spectrum business in September 2006. Cash used for acquisitions decreased $78 million to $668 million for first nine months of 2007 compared to $746 million for the same period in 2006. Cash used for acquisitions during the first nine months of 2007 include the acquisitions of Broadwing for $490 million (net of cash acquired of $257 million), the CDN business for $133 million and Servecast for $45 million (net of cash acquired of $1 million). In addition, capital expenditures increased $229 million from $251 million in the first nine months of 2006 to $480 million in the first nine months of 2007. The increase in capital expenditures was related to new customer installations and integration activities in the communications business. During the first nine months of 2007, $288 million of marketable securities held by the Company matured and restricted securities decreased by $15 million. During the first nine months of 2006, the Company had net purchases of marketable securities totaling $93 million.

Financing Activities

Cash provided by financing activities decreased $1.224 billion to a $241 million use of cash in the nine months ended September 30, 2007 compared to the same period in 2006. Included in cash flows from financing activities is $2.349 billion of net proceeds from the issuance of:

•                  $300 million of Floating Rate Senior Notes due 2015 in February 2007.

•                  $700 million of 8.75% Senior Notes due 2017 in February 2007.

•                  $1.4 billion Senior Secured Credit Facility due 2014 in March 2007.

The Company used proceeds from these offerings along with cash on hand to retire or refinance approximately $2.497 billion aggregate principal amount of debt. Total cash consideration paid to retire or refinance this debt was $2.616 billion. The Company also issued approximately 214 million shares of its common stock, valued at $879 million, to retire $702 million of debt. Financing activities also include proceeds of $26 million from the exercise of warrants associated with the Broadwing transaction and other equity-based instruments. During the first nine months of 2006, the Company raised $543 million in net proceeds from an equity offering, raised $1.007 billion in net proceeds from long-term debt offerings and repaid $567 million of debt.

Liquidity and Capital Resources

The Company incurred operating losses from continuing operations of $174 million and $1.023 billion for the three and nine months ended September 30, 2007, respectively. The Company used $54 million and $443 million of cash for operating activities and capital expenditures for the three and nine months ended September 30, 2007, respectively. This compares to operating losses from continuing operations of $163 million and $553 million for the three and nine months ended September 30, 2006, respectively. The Company used $64 million and $142 million of cash for operating activities and capital expenditures for the three and nine months ended September 30, 2006, respectively. The Company expects that the communications business will continue to consume cash in the fourth quarter of 2007 and into 2008. However, the amount of cash consumed is expected to decline during the fourth quarter of 2007 and into 2008 based on expected moderate growth in Core Communications Services revenue and the benefit from cost of revenue and operating expense synergies.

For the remainder of 2007, the Company expects its costs will continue to exceed revenue and it will continue to consume cash primarily due to interest payments and capital expenditures. The Company expects Adjusted EBITDA to improve in the fourth quarter of 2007 primarily as a result of the synergies and integration activities associated with prior period acquisitions and the 2007 acquisitions of Broadwing, the CDN Business and Servecast, as well as moderate growth in Core Communications Services revenue that is expected to be partially offset by reductions in Other Communications and SBC Contract Services revenue. Interest payments are expected to be consistent with third quarter 2007 levels in the fourth quarter of 2007 and through 2008 based on current debt outstanding and the financing and other capital markets transactions completed in the first quarter of 2007. Capital expenditures for 2007 are expected to range from $600 million to $650 million and will consist of $100 million to $150 million of base capital expenditures (estimated capital required to keep the network operating efficiently and product development), approximately $75 million to $100 million of capital expenditures for integration and approximately $400 million to $425 million of success-based capital expenditures associated with incremental revenue. The majority of the Company’s ongoing capital expenditures are expected to be success-based, or tied to incremental revenue. The Company does not have any significant principal amounts due on its outstanding debt until 2010. As of September 30, 2007, the Company had debt of $31 million and $366 million that matures in 2008 and 2009, respectively.

Level 3 has approximately $697 million of cash, cash equivalents and marketable securities on hand at September 30, 2007. In addition, $121 million of current and non-current restricted securities are used to collateralize outstanding letters of credit, long-term debt, certain operating obligations of the Company or certain reclamation liabilities associated with the coal business. Based on information available at this time, management of the Company believes that the Company’s current liquidity and anticipated future cash flows from operations will be sufficient to fund its business.

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

The communications industry continues to consolidate. Level 3 has participated in this process with the acquisitions of several companies in 2006, as well as Broadwing, the CDN Business and Servecast during the first nine months of 2007. Level 3 will continue to evaluate consolidation opportunities and could make additional acquisitions in the future.

On January 3, 2007, Level 3 acquired Broadwing, a publicly held provider of optical network communications services. Under the terms of the merger agreement dated October 16, 2006, Level 3 paid $8.18 of cash plus 1.3411 shares of Level 3 common stock for each share of Broadwing common stock outstanding at closing. In total, Level 3 initially paid approximately $753 million of cash (including transaction costs) and issued approximately 123 million shares of Level 3 common stock, valued at $688 million. As part of the transaction, approximately 4 million previously issued Broadwing warrants (valued at approximately $4 million) became exercisable into approximately 5 million shares of Level 3 common stock. In the second quarter of 2007, the Company subsequently reduced the total consideration paid by $4 million for insurance proceeds received in June 2007 that related to the settlement of an insurance claim that occurred prior to acquisition.

On January 23, 2007, the Company acquired the Content Delivery Network services business of SAVVIS, Inc. Under the terms of the agreement, Level 3 paid $133 million in cash (including transaction costs) to acquire certain assets, including network elements, customer contracts, and intellectual property used in the CDN Business.

On July 11, 2007, Level 3 acquired Servecast Limited (“Servecast”), a Dublin, Ireland based provider of live and on-demand video management services for broadband and mobile platforms. Level 3 paid approximately €34 million, or $46 million, including $1 million of transaction costs, in cash to complete the acquisition of Servecast.

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk

Level 3 is subject to market risks arising from changes in interest rates and foreign exchange rates. As of September 30, 2007, the Company had borrowed a total of $1.7 billion primarily under a Senior Secured Term Loan due 2014 and Floating Rate Senior Notes due 2015 that bear interest at LIBOR rates plus an applicable margin. As the LIBOR rates fluctuate, so too will the interest expense on amounts borrowed under the debt instruments. The weighted average interest rate on the variable rate instruments at September 30, 2007, was approximately 7.90%.

On March 13, 2007, Level 3 Financing entered into two interest rate swap agreements to hedge the interest payments on $1 billion notional amount of floating rate debt. The two interest rate swap agreements are with different counterparties and are for $500 million each. The interest rate swap agreements are effective beginning April 13, 2007 and mature on January 13, 2014. Under the terms of the interest rate swap agreement, Level 3 receives interest payments based on rolling three month LIBOR terms and pays interest at the fixed rate of 4.93% under one arrangement and 4.92% under the other. Level 3 has designated the interest rate swap agreements as a cash flow hedge on the interest payments for $1 billion of floating rate debt.

For the remaining variable rate debt a hypothetical increase in the variable portion of the weighted average rate by 1% (i.e. a weighted average rate of 8.90%) would increase annual interest expense of the Company by approximately $7.0 million. At September 30, 2007, the Company had $5.2 billion (excluding discounts) of fixed rate debt bearing a weighted average interest rate of 7.84%. A decline in interest rates in the future will not benefit the Company with respect to the fixed rate debt due to the terms and conditions of the loan agreements that would require the Company to repurchase the debt at specified premiums if redeemed early.

The Company’s business plan includes operating telecommunications network businesses in Europe. As of September 30, 2007, the Company had invested significant amounts of capital in the region for its communications business. The Company does not make use of financial instruments to minimize its exposure to foreign currency fluctuations.

Indicated changes in interest rates are based on hypothetical movements and are not necessarily indicative of the actual results that may occur. Future earnings and losses will be affected by actual fluctuations in interest rates and foreign currency rates.

Item 4.                                   Controls and Procedures

(a) Disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures are effective and are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules there under, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. As a result of its acquisition of Progress Telecom, LLC on March 20, 2006; ICG Communications, Inc. on May 31, 2006; TelCove, Inc. on July 24, 2006; Looking Glass Networks Holding Co., Inc. on August 2, 2006; Broadwing Corporation on January 3, 2007, the Content Delivery Network services business of SAVVIS, Inc. on January 23, 2007 and Servecast Limited on July 11, 2007, Level 3 has expanded its internal controls over financial reporting to include the consolidation of the results of operations as well as acquisition related accounting and disclosures for each acquisition. As a result of the integration activities associated with the acquisitions, the Company has also expanded its internal controls over financial reporting to include certain processes and systems of the acquired companies that were integrated during the first nine months of 2007. There were no other changes in Level 3’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three and nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We had substantial deficiencies of earnings to cover fixed charges of approximately $974 million for the nine months ended September 30, 2007. We had deficiencies of earnings to cover fixed charges of $722 million for the fiscal year ended December 31, 2006, $634 million for the fiscal year ended December 31, 2005, $409 million for the fiscal year ended December 31, 2004, $681 million for the fiscal year 2003 and $936 million for the fiscal year 2002.

Level 3 may not be able to repay its existing debt; failure to do so or refinance the debt could prevent Level 3 from implementing its strategy and realizing anticipated profits.

If Level 3 were unable to refinance its debt or to raise additional capital on acceptable terms, Level 3’s ability to operate its business would be impaired. As of September 30, 2007, Level 3 had an aggregate of approximately $6.857 billion of long-term debt on a consolidated basis, excluding discount and fair value adjustments and including current maturities, and approximately $1.178 billion of stockholders’ equity. Level 3’s ability to make interest and principal payments on its debt and borrow additional funds on favorable terms depends on the future performance of the business. If Level 3 does not have enough cash flow in the future to make interest or principal payments on its debt, Level 3 may be required to refinance all or a part of its debt or to raise additional capital. Level 3 cannot assure you that it will be able to refinance its debt or raise additional capital on acceptable terms.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s acquisition of Servecast Ltd., on July 11, 2007, the Company in a private placement transaction sold for cash 46,399 shares of its common stock, par value $.01 per share (the “Common Stock”) to Ian Maloney, a senior executive of Servecast. The Company received $268 thousand in cash in this transaction. The shares of Common Stock sold on July 11, 2007, were sold in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

In connection with the Company’s acquisition of Servecast Ltd., on July 11, 2007, the Company in a private placement transaction sold for cash 35,492 shares of its Common Stock to Kevin Quinn, a senior executive of Servecast. The Company received $205 thousand in cash in this transaction. The shares of common stock sold on July 11, 2007, were sold in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On September 11, 2007, in a private placement transaction the Company sold for cash 14,538 shares of Common Stock to Ian Maloney, a senior executive of Servecast. The Company received $75 thousand in cash in this transaction. The shares of Common Stock sold on September 11, 2007, were sold in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On September 11, 2007, in a private placement transaction the Company sold for cash 13,327 shares of Common Stock to Kevin Quinn, a senior executive of Servecast. The Company received $69 thousand in cash in this transaction. The shares of Common Stock sold on September 11, 2007, were sold in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

LEVEL 3 COMMUNICATIONS, INC.

Dated: November 9, 2007	/s/ Eric J. Mortensen
Eric J. Mortensen
Senior Vice President, Controller
and Principal Accounting Officer