Form 10-K/A
period 2006-12-31
LEVEL 3 COMMUNICATIONS INC
filed 2007-12-12
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding
Common Stock, par value $.01 per share	1,536,789,595 as of November 2, 2007

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

EXPLANATORY NOTE

Level 3 Communications, Inc. is filing this Form 10-K/A-1 as an amendment to our Form 10-K for the fiscal year ended December 31, 2006, which was originally filed on March 1, 2007 (the “Original Filing”), to amend Part IV, Item 15 — “Exhibits, Financial Statement Schedules” as follows:

•      Note 20 “Condensed Consolidating Financial Information” (“Note 20”) to our audited Consolidated Financial Statements for the fiscal year ended December 31, 2006 has been amended in order to present the information on an audited (rather than unaudited) basis.

•      Note 20 has also been amended to add the last two sentences in the third paragraph of Note 20 to clarify the basis of presentation of the Condensed Consolidating Financial Information.

•      Report of Independent Registered Public Accounting Firm has been amended to reflect dating the audit opinion as of December 12, 2007 with respect to the amendment to Note 20.

We are not otherwise changing Note 20 or making any other changes to our Consolidated Financial Statements for the fiscal year ended December 31, 2006.

Except as otherwise expressly noted herein, this Form 10-K/A-1 does not reflect events occurring after the March 1, 2007 filing of our original Form 10-K in any way, except to reflect the changes discussed in this Form 10-K/A-1.  Accordingly, this Form 10-K/A-1 should be read in conjunction with the Original Filing.

We do not undertake to update any information or disclosures in, or exhibits to, the Original Filing to reflect events and circumstances occurring since the Original Filing. These matters are and will be addressed in our subsequent reports filed with the SEC.

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

12	Statements re computation of ratios. (Exhibit 12 to the registrant’s Form 10-K for the year ending December 31, 2006)

21	List of subsidiaries of the Company. (Exhibit 21 to the registrant’s Form 10-K for the year ending December 31, 2006)

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of December, 2007.

LEVEL 3 COMMUNICATIONS, INC.

By:	/s/ ERIC J. MORTENSEN
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
March 1, 2007, except as to Note 20,
which is as of December 12, 2007

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

Transactions involving NQSOs granted are summarized as follows:

			Weighted
		Exercise Price	Average	Aggregate
	Units	Per Unit	Exercise Price	Intrinsic Value
				(in millions)
Balance December 31, 2003	8,921,364	$0.12 - $84.75	$5.95
Options granted	—	—	—
Options cancelled	(361,500)	5.43 - 84.75	8.23
Options exercised	—	—	—
Balance December 31, 2004	8,559,864	0.12 - 21.69	5.85	Less than $1.0
Options granted	—	—	—
Options cancelled	(606,150)	5.43 - 8.00	6.00
Options exercised	(61,168)	0.12 - 0.12	0.12
Options expired	(1,746,500)	4.04 - 21.69	6.36
Balance December 31, 2005	6,146,046	1.76 - 8.00	5.75	Less than $1.0
Options granted	—	—	—
Options cancelled	(553,248)	1.76 - 8.00	6.29
Options exercised	(689,250)	4.95 - 5.43	4.97
Options expired	—	—	—
Balance December 31, 2006	4,903,548	$1.76 - $8.00	$5.79	$1.0
Options exercisable:
December 31, 2004	8,559,864	$0.12 - $21.69	$5.85
December 31, 2005	6,146,046	1.76 - 8.00	5.75
December 31, 2006	4,903,548	$1.76 - $8.00	$5.79

Range of Exercise Prices	Number Outstanding as of December 31, 2006	Options Outstanding and Exercisable Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$1.76 – $1.76	2,348	1.28	$1.76
5.43 – 5.43	3,654,825	0.78	5.43
$6.20 – $8.00	1,246,375	1.06	6.89
	4,903,548	0.85	$5.79

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

Transactions involving C-OSO units are summarized below:

	Units	Option Price Per Unit	Weighted Average Option Price
Balance December 31, 2003	4,064,682	$3.82 - $ 87.23	$15.38
Options cancelled	(24,029)	3.82 - 87.23	3.82
Options expired	(101,096)	3.82 - 87.23	33.38
Options exercised	(1,162,778)	3.82 - 87.23	41.67
Balance December 31, 2004	2,776,779	3.82 - 3.82	3.82
Options cancelled	—	—	—
Options expired	(137,980)	3.82 - 3.82	3.82
Options exercised	(2,638,799)	3.82 - 3.82	3.82
Balance December 31, 2005	—	$—	$—

Options exercisable:
December 31, 2004	2,776,779	$3.82 - 3.82	$3.82
December 31, 2005	—	—	—

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

In conjunction with the registration of the 10.75% Senior Notes, Floating Rate Senior Notes due 2011, 12.25% Senior Notes due 2013 and the expected registration of the 9.25% Senior Notes due 2014, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” The operating activities of the separate legal entities included in the Company’s consolidated financial statements are interdependent. The accompanying condensed consolidating financial information presents the results of operations, financial position and cash flows of each legal entity and, on an aggregate basis, the other non-guarantor subsidiaries based on amounts incurred by such entities, and are not intended to present the operating results of those legal entities on a stand-alone basis.

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